Form 10-K
period 1994-01-30
DELL COMPUTER CORP
filed 1994-04-01
CIK 826083

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED JANUARY 30, 1994

                        COMMISSION FILE NUMBER: 0-17017

                           DELL COMPUTER CORPORATION
                            9505 ARBORETUM BOULEVARD
                            AUSTIN, TEXAS 78759-7299
                                 (512) 338-4400

A DELAWARE CORPORATION                            IRS EMPLOYER ID NO. 74-2487834

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) IT HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

     AS OF MARCH 24, 1994, THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $727,015,985.

     AS OF MARCH 24, 1994, THE REGISTRANT HAD OUTSTANDING 38,178,970 SHARES OF ITS COMMON STOCK, $.01 PAR VALUE. INFORMATION RELATING TO THE COMMON STOCK HAS BEEN RETROACTIVELY RESTATED TO GIVE EFFECT TO A 3 FOR 2 SPLIT OF THE COMMON STOCK IN THE FORM OF A 50% STOCK DIVIDEND DECLARED BY THE COMPANY'S BOARD OF DIRECTORS AS OF MARCH 6, 1992 FOR HOLDERS OF RECORD AS OF MARCH 23, 1992. THE DISTRIBUTION OF SUCH DIVIDEND OCCURRED ON APRIL 9, 1992.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART III OF THIS REPORT IS INCORPORATED BY REFERENCE TO THE REGISTRANT'S DEFINITIVE PROXY STATEMENT RELATING TO ITS ANNUAL MEETING OF STOCKHOLDERS, WHICH WILL BE FILED WITH THE COMMISSION WITHIN 120 DAYS OF THE END OF FISCAL 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Unless otherwise indicated, all references to years in connection with financial information refer to the Company's fiscal years. The Company's fiscal year ends on the Sunday closest to January 31 of each year. Fiscal 1994 ended on January 30, 1994, fiscal 1993 ended on January 31, 1993, fiscal 1992 ended on February 2, 1992, and fiscal 1995 will end on January 29, 1995.

                                     PART I

ITEM 1. BUSINESS

     Dell Computer Corporation (the "Company" or "Dell") is the fifth largest personal computer vendor in the world and had fiscal 1994 consolidated net sales of $2.87 billion. Dell markets and provides complete personal computer solutions directly to its customers, which include major corporate, government and education accounts as well as value-added remarketers, system integrators, small businesses and individuals. These complete personal computer solutions are customized to the end-user's specifications and comprise customized hardware, integrated software and peripherals, tailored maintenance and support, and value-added services. Information Dell obtains from its direct customer relationships helps Dell understand and tailor its offerings to end-users' needs. Dell supplements its direct marketing strategy by selling personal computer systems through mass merchants in several countries to penetrate further the individual and small-business market.

     A key element in the Company's growth has been the development of the Dell(R)brand of personal computers, which has become one of the leading brand names in the industry. All of the 59 personal computer systems currently offered by the Company have been introduced since August 1, 1993. Many of the systems can be custom configured with a variety of hardware including multimedia devices such as CD-ROM and sound cards as well as an assortment of memory, mass storage and other options. As part of its commitment to complete personal computer solutions, the Company also markets a wide range of software, peripherals, and service and support programs.

     As the personal computer market has matured it has become more segmented, with customers seeking distribution channels that provide better overall value. Buyers' considerations now include the convenience of purchasing the entire personal computer solution (hardware, software and peripherals) from a single vendor, the convenience of obtaining support for that entire solution from a single vendor, and the ability to obtain customized products and services at competitive prices. The consistency and quality with which a vendor can meet buyers' needs is also important.

     Since incorporating in 1984, the Company has grown rapidly because of the effectiveness and efficiency of its approach to meeting customer needs. The Company's effectiveness is driven by its ability to design, package, market and support computer products; provide customized products and services; and be accessible and responsive in providing post-sale service and support. The efficiency of Dell's approach is driven by its direct interaction with the customer, thus avoiding high inventory and occupancy costs of physical stores. Dell's approach also generally avoids the inefficiency and mark-ups associated with the typical industry model, where products move through a multi-step process involving manufacturers, distributors, retail stores and a variety of value-added service providers.

     Dell Computer Corporation was originally incorporated in Texas in May 1984. In October 1987, the current Delaware corporation was formed and the renamed successor to the Texas company became a subsidiary of the Delaware corporation. Based in Austin, Texas, the Company operates wholly-owned subsidiaries in Australia, Canada, The Czech Republic, France, Germany, Ireland, Japan, Mexico, the Netherlands, Norway, Poland, Spain, Sweden, the United Kingdom, and the United States of America. Dell Computer Corporation's Common Stock, $.01 Par Value, (the "Common Stock") is quoted on the NASDAQ National Market System under the trading symbol DELL.

THE DELL DIRECT RELATIONSHIP MARKETING STRATEGY

     Dell's primary strategy is to develop and utilize direct customer relationships to understand end-users' needs and to deliver high quality personal computer products and services tailored to meet those needs. The Company provides its customers with individualized service, from the initial order to custom configured manufacturing and to post-sale service and support, including technical support and on-site service. The Company uses feedback from this broad base of customer contact to refine its product, marketing and customer support plans.

     Although the Company believes its direct marketing strategy offers many advantages to certain customers, direct marketing does not offer end-users physical access to products before the purchase decision. A certain portion of personal computer buyers (primarily medium-to small-sized businesses and individuals) desire physical access to products, particularly at the time they make their first personal computer purchase. This is a primary reason the Company has supplemented its direct marketing strategy through distribution agreements with mass merchants in several countries, including Best Buy, CompUSA, and Sam's Clubs in the United States; Price/CostCo in the United States, Canada and Mexico; Future Shop in Canada; and PC World in the United Kingdom. Each of these companies operates a chain of stores or clubs through which the Company sells selected products.

     There is no single customer of Dell, or any value added remarketer or distributor of the Company's products, to which aggregate sales amounted to ten percent or more of the Company's consolidated revenues for any of the three years ended in 1994.

INTERNATIONAL OPERATIONS

     Dell's direct relationship approach is a worldwide strategy that has been well received in geographic markets in which it has been introduced. The Company currently sells personal computer products in more than 115 countries through selected distributors and wholly-owned and operated subsidiaries in Australia, Canada, The Czech Republic, France, Germany, Ireland, Japan, Mexico, the Netherlands, Norway, Poland, Spain, Sweden, and the United Kingdom. Many of the Company's international subsidiaries were originally formed as stand-alone businesses providing sales, technical support and customer service. While this approach facilitated effective and rapid market penetration, it also created redundant marketing and support programs in the subsidiaries. The Company is in the process of consolidating common functions, primarily in Europe, to create regional business units that reduce redundant costs and improve the Company's ability to deliver quality services in that market.

     The Company has maintained a strong focus on local management in its international operations, retaining experienced professionals to head each of its subsidiaries. Dell's manufacturing facility in Ireland now supplies virtually all of the products the Company sells in Europe, the Middle East and Africa. The Company believes that its international growth affords significant opportunities to achieve higher levels of operating and economic efficiencies. The Company is considering several ways to enhance its international presence in addition to implementing the Company's restructuring announced during 1994. Dell intends to continue to expand its international activities by increasing market presence in existing markets, improving support systems, pursuing additional international manufacturing and distribution opportunities, and entering new markets primarily through third-party resellers. The success and profitability of international operations may be adversely affected by conditions that differ from conditions in the United States, including economic and labor conditions, political instability, tax laws (including, but not limited to, U.S. taxes on foreign subsidiaries), and changes in the value of the United States dollar versus the local currency in which products are sold. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Hedging Activities."

     The Company's European operations contributed net revenues of $782 million for 1994, a 41% increase over $553 million in net revenues for 1993. European net revenues for 1993 represented a 129% increase over 1992. Other international sales increased 85% to $136 million for 1994, following a 157% increase in 1993 over 1992. These increases resulted primarily from increased sales in existing markets and, to a lesser extent, expansion into new markets.

MARKETING AND SALES

     The Company markets its products to businesses, government agencies, academic institutions and individuals. Specialized marketing approaches are tailored to meet the needs of each type of customer in a cost effective manner. During the last half of 1994, Dell began introducing new personal computer products that targeted distinct markets based on customer usage and buyer preferences. This allows the Company to meet specific customer needs and desires more effectively. These new products also help profit margins by reducing price conflicts inherent in offering similar products in different markets. The new products include six product lines designed for distinct markets: OmniPlex(TM), for mission-critical business operations; OptiPlex(TM), for advanced stand-alone applications; NetPlex, for corporate network environments; Dell Dimension(TM) XPS, for technologically sophisticated users; and Dell Dimension and Dell Precision(TM), for value-minded customers. Since January 30, 1994, the Company has introduced two new personal computer product lines: the PowerEdge(TM) server line offering performance and reliability for network applications; and the Latitude(TM) notebook personal computer line, marking the first stage of the Company's phased re-entry into the notebook computer market.

  National Accounts

     The Company has developed marketing programs and services specifically geared to large corporate, government, medical, and education customers. Account management teams consisting of sales, customer service and technical support representatives provide each large account with a single source of assistance on issues ranging from order placement to system configuration and connectivity. To support these teams, Dell has account executives in many major cities in North America and Europe. Customers with in-house maintenance organizations can elect to receive specialized training on Dell's systems, a repair parts assistance program, and access to high level technical support from the Company. Customized product delivery and service programs are available on a worldwide basis.

     Dell currently has a broad base of business among the Fortune 500(R) companies and governmental and educational institutions worldwide. The Company's government customers include the U.S. Federal government and various state and local governments. The Company has held a U.S. General Services Administration Schedule contract since June 1987, through which U.S. federal governmental agencies may purchase the Company's computers and equipment. Consolidated net sales to major corporate, government and education accounts led sales gains in 1994, increasing 51% to $1.44 billion from $953 million in 1993. U.S. Federal government sales were stronger than normal in the third quarter of 1994 because of a surge in buying at the end of the U.S. Federal government's budget year, which resulted in a larger than normal decline of 58% in the fourth quarter of 1994 as the U.S. Federal government entered a new budget year. Sales to major corporate, government and education accounts increased 129% in 1993 from $416 million in 1992. Sales to this customer group represented approximately 50% of consolidated net sales in 1994 and 47% in 1993.

  Medium-to Small-Sized Businesses and Individuals

     A broad range of medium-to small-sized businesses and individuals have chosen to buy directly from Dell. The Company provides these customers with competitive prices, knowledgeable sales assistance, custom configuration and post-sale service and support. The Company markets to these customers by advertising in trade and general business publications, participating in industry trade shows and conferences, and mailing a broad range of direct marketing publications such as promotional pieces, catalogs and customer newsletters. Dell also sells its personal computer systems through Best Buy, CompUSA, and Sam's Clubs in the United States; Price/CostCo in the United States, Canada, and Mexico; Future Shop in Canada; and PC World in the United Kingdom. These mass merchants provide end users with physical access to the Company's products in a showroom setting while the Company is able to maintain the direct relationship with the end-user through post-sale service and support. In 1994, sales to medium-to small-businesses and individuals increased 31% to $1.03 billion from $787 million in 1993. Sales to this customer group represented 36% of consolidated net sales in 1994 and 39% in 1993.

  Value Added Remarketers and System Integrators ("VARs")

     VARs sell computer systems customized to specific end-user applications through the addition of hardware, software or services. Because VARs package complete application-specific solutions, they are in an ideal position to benefit from the Company's custom manufacturing and technical and marketing support programs. To provide VARs with added flexibility, the Company offers several programs tailored directly to their needs. For example, VARs can purchase complete systems from the Company and have them shipped directly to the user's installation site, allowing VARs to reduce inventory carrying costs, preserve margins, and avoid the risk of price cuts on systems held in inventory. The Company has specialized account teams trained to meet the needs of its VARS. Sales to VARs increased 46% to $401 million in fiscal 1994 from $274 million in fiscal 1993. Sales to this customer group represented approximately 14% of consolidated net sales in both 1994 and 1993.

  Marketing Information Systems

     The Company's information systems enable the Company to track each unit sold from the initial sales contacts through the manufacturing process and post-sale service and support. The Company's marketing information systems assist the Company in tracking key information about many of its customers from the initial sales contact through the sales, manufacturing and post-sale service and support processes. The Company is able to target marketing activities specifically to particular types of customers using its database to assess purchasing trends, advertising effectiveness, and customer and product groupings.

SERVICE AND SUPPORT

     The Company offers its customers comprehensive service and support programs tailored to meet varying levels of customer requirements. Customers with problems or questions may talk to trained Company specialists through a toll-free telephone number. These specialists maintain close contact with marketing, manufacturing and product design groups and can obtain the configuration and prior service history of the customer's system. Customer phone calls provide direct feedback that the Company uses to update a centralized database of information. The Company tracks customer support calls by category in order to spot and correct trends that may signal a design or manufacturing concern. Many of Dell's currently offered computer systems include software that enables customers to diagnose and communicate system problems. In addition, a built-in diagnostics system on many of the Company's newer computer systems provides on-line information about in-process system operation. The Company's support offerings in the United States include an automated toll-free, 24-hour TechFax(SM) service that enables customers to access portions of the Company's technical database by telephone and to receive technical instructions or diagrams by facsimile within minutes.

     Recognizing that customer requirements vary, Dell introduced SelectCare(SM) in January 1993. SelectCare offers different service programs that enable customers to pay only for the level of service they need. The programs cater primarily to large organizations that have their own service operations or that need more sophisticated levels of support. These programs include: (i) Dell Parts Only, which provides up to four additional years of parts warranty coverage; (ii) Parts and Labor, providing on-site service for up to four additional years; (iii) Self-Maintainer program, designed for companies with in-house service capabilities, which provides instruction for servicing of Dell computers; and (iv) Third-Party Maintenance, designed for companies that retain an outside service provider but request access to Dell second-level toll-free technical support, electronic bulletin board and fax services. The Company's general service programs include unlimited toll-free customer service and technical support on hardware products, a comprehensive field service program, a one-year limited warranty on hardware and an unconditional 30-day money back guarantee on hardware for any end-user buying directly from the Company.

     Other new, specialized programs introduced in 1994 include a broad array of service and support options tailored for advanced systems customers, as well as programs dedicated for mobile computing customers.

     Dell also offers BusinessCare(SM), which is designed specifically for corporate users involved in local or wide area networks. BusinessCare is a flexible, multi-faceted three-year service plan that provides next-business-day on-site service and next-business-day parts delivery. It also offers a "Getting Started" helpline, access to technical service information via Dell's TechFax and bulletin board services, an optional four-hour Critical Care(R) response system in major metropolitan areas and DirectLine(SM) (an around-the-clock toll-free support line manned by Novell and Banyan-certified network engineers).

     The Company offers next-day on-site service contracts as part of its worldwide field service program. This on-site service, which is provided by the Company or by BancTec Service Corp. ("BancTec"), Digital Equipment Corporation ("DEC") and other service companies, is available to resolve customer problems that cannot be resolved by telephone. Through its agreement with BancTec, Dell offers deskside service contracts with four-hour service on certain systems in major U.S. metropolitan locations. The Company's contract with BancTec authorizes the Company to offer service contracts on BancTec's behalf to the Company's customers in the United States. The Company has entered into similar service agreements for many of its customers outside the United States. The Company believes that it could offer acceptable replacement services from another third-party vendor if any of its service agreements were terminated.

PRODUCT DEVELOPMENT

     The Company employs a product development team that includes programmers, technical project managers and engineers experienced in system architecture, logic board and chip design, sub-system development, mechanical engineering and operating systems design. This team has progressively assumed control of the design of several key components for which the Company previously relied on outside vendors. This design capability has allowed the Company to develop circuits specific to its system requirements, thereby increasing the functionality, manufacturability, reliability, serviceability and performance of its products while keeping costs competitive. All of the Company's 59 personal computer systems currently offered have been introduced since August 1, 1993. The Company takes steps to determine that new products are compatible with industry standards and that they meet cost objectives based on competitive pricing targets.

     The Company's expenditures on research, development and engineering activities approximated $49 million in fiscal 1994 compared with $42 million for 1993. The Company considers its research, development and engineering activities to be important to its success and growth.

THE DELL PRODUCT PORTFOLIO

     The Company has eight Dell-branded lines of personal computer systems, including the PowerEdge server line and the Latitude notebook computer line announced in February 1994. The Company completed the first phase of its re-entry into the notebook computer market with the introduction on February 21, 1994, of four 486-based Dell Latitude notebook computers.

     The Dell PowerEdge line includes sixteen servers consisting of eight Pentium-based systems and eight 486-based systems. The PowerEdge servers are intended for resource sharing as well as groupware and database markets. The OmniPlex line comprises two PentiumTM and five 486-based systems that are targeted for the corporate user who works in a mission-critical environment requiring a powerful workstation. The OptiPlex line comprises twelve 486-based systems that are targeted at corporate customers who require advanced features and performance. The NetPlex line comprises six 486-based systems that are targeted at corporate customers looking for an inexpensive network computer. The Dell Dimension XPS line comprises one Pentium-based and two 486-based systems that are targeted at technologically sophisticated users. Each Dell Dimension XPS system can be configured in either a desktop or a floorstanding model. Each system in these lines is marketed directly to end-users, and certain OmniPlex and OptiPlex systems are also marketed through CompUSA. Each system can be custom configured with a variety of hardware including multimedia devices such as CD-ROM and sound cards as well as an assortment of memory, mass storage and other options. Each system is backed by Dell's comprehensive service and support program, which includes compatibility, service and response guarantees.

     The Dell Dimension and Dell Precision lines comprise six and five personal computer systems, respectively. Certain systems can be configured as either desktop or floorstanding models. The Dell Dimension and the Dell Precision lines are essentially similar designs. The Dell Dimension line is marketed through the

Company's direct sales force. The Dell Precision line is marketed through Best Buy, CompUSA, Price/CostCo and Sam's Clubs. Systems sold by third parties are sold in set configurations and are supported by the Company's basic service and support offerings.

     In addition to its own branded products, the Company offers a broad range of software and peripheral products through its DellWare(TM) program. The DellWare line offers more than 4,000 of the most popular software packages and hardware peripherals. In February 1993, Dell expanded its third-party applications software integration capabilities with ReadyWare(TM), a collection of more than 100 popular software applications that can be factory-installed on all Dell systems. The Company offers next business day delivery as well as an extended support program from Software Support, Inc. of Lake Mary, Florida, on more than 120 of its software offerings. This support program includes a 24-hour toll-free software support line.

     The Company enhances its personal computer systems offerings with a number of specialized services, including custom hardware and software integration and network installation and support. For example, the Company offers custom configuration, installation and support of integrated network solutions based on Novell's network operating systems. Under this program, the Company offers turnkey solutions for networking offices that need basic Local Area Networks or for linking workgroups with more complex networks. The Company offers a number of other hardware and software integration services tailored to specific end-user needs.

GOVERNMENT REGULATION

     In the United States, the Federal Communications Commission ("FCC") regulates the radio frequency emissions of personal computing equipment. The FCC has established two standards for computer products, Class A and Class B. Only Class B products may be sold for use in a residential environment. Both Class A and Class B products may be sold for use in a commercial environment. The Company periodically tests or hires consultants to test its products to ensure that the products satisfy applicable FCC regulations. All of the Company's current desktop and portable systems are sold under Class B certification; many of the network servers sold by the Company are under Class A certification, but some are sold under Class B certification. From time to time, the Company has experienced delays in securing FCC certification and there can be no assurance that such delays will not occur in the future.

     The Company is also required to obtain regulatory approvals in other countries prior to the sale or shipment of personal computing equipment. In certain jurisdictions such requirements are more stringent than in the United States. Any delays or failures in obtaining necessary approvals from foreign jurisdictions may impede or preclude the Company's efforts to penetrate such markets and there can be no assurance that such failures or delays will not occur in the future.

THE DELL MANUFACTURING PROCESS

     Dell's manufacturing process consists of assembly, functional testing and quality control of the Company's products and related components, parts and subassemblies. A flexible manufacturing process allows the Company to custom-configure personal computer systems to specific customer orders. Although this custom configuration process offers the Company significant advantages, it makes it more difficult for it to achieve the same manufacturing efficiencies as computer manufacturers that sell standardized products in high volume. The Company's sales representatives enter customer orders into a computerized order entry system. Once customer credit is approved, the orders are electronically dispatched to manufacturing for production and shipment. The Company's information systems allow it to monitor customer orders from order placement to delivery and assists the Company in tracking key information about many of its systems sold and its customers from the initial sales contact through the sales, manufacturing and post-sale service and support processes.

     The Company manufactures all of its desktop and server personal computer systems at its Austin, Texas, and Limerick, Ireland, manufacturing facilities. The Company contracts with other companies to manufacture unconfigured base notebook personal computers which the Company configures for shipment to customers.

     Quality control is maintained through testing of components, parts and subassemblies at various stages in the manufacturing process. Quality control also includes a burn-in period for completed units after assembly, on-going production reliability audits, failure tracking for early identification of production problems, and information from the Company's customers obtained through its toll-free telephone support service. Both the U.S. and the Irish manufacturing facilities have been certified as meeting ISO 9002 quality standards.

     All components, parts and subassemblies are purchased from outside sources on a purchase order basis and, in certain cases, through supply contracts. Certain items, including the Pentium and i486(TM) microprocessors, are available from only one source. However, even when multiple vendors are available, the Company may establish a working relationship with a single source when the Company believes it is advantageous for total cost of ownership reasons including performance, quality, support, delivery and price considerations.

BACKLOG

     The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any time period. In conjunction with its effort to minimize the time between customer order and product delivery, it is the Company's policy to hold its backlog of customer orders to a minimum. Backlog represented $38 million at January 30, 1994. Consistent with the Company's return policy, customers may cancel or reschedule orders without penalty prior to commencement of manufacturing.

COMPETITION

     The personal computer industry is highly competitive and has been characterized by frequent introduction of new products, continual improvement in computer performance characteristics, decreasing average selling prices, and increased competition at both the manufacturing and retail levels. Pricing is very competitive and margins have been reduced. The Company's practice is to price its personal computers so that they present attractive price and performance characteristics and customer support services when compared to the products of other leading personal computer makers. The Company expects pricing pressures to continue, and it may choose to reduce prices when practicable. These pricing pressures, when not mitigated by cost reductions and a higher margin product mix, can result in reduced profit margins. Further, some of the Company's competitors have significantly greater financial, marketing, manufacturing and technological resources, broader product lines, greater brand name recognition and larger installed customer bases than the Company. There can be no assurance that the Company will continue to compete successfully.

PATENTS, TRADEMARKS AND LICENSES

     The Company holds thirty United States patents and six issued foreign patents. As of March 24, 1994, the Company had 188 United States patent applications pending, and 33 foreign applications pending in several European and Asian countries. The Company's United States patents expire in 2005 through 2011. The inventions claimed in the applications cover aspects of the Company's current and possible future personal computer products and related technologies. The Company is developing a portfolio of patents that are anticipated to be of value in negotiating intellectual property rights with others in the industry.

     The Company has obtained U.S. Federal trademark registration on the mark DELL, and has pending applications for registration of 10 other trademarks. The DELL trademark registration in the U.S. may be renewed as long as the mark continues to be used in commerce. The Company believes that establishment of the mark DELL in the U.S. is material to the Company's operations. The Company has also applied for or obtained registration of the DELL mark and several other marks in approximately 75 other countries where the Company conducts or anticipates expanding its international business. The Company also has taken steps to reserve corporate names and to form non-operating subsidiaries in certain foreign countries where the Company anticipates expanding its international business. The Company is precluded from obtaining a registration for trademarks incorporating the term "Dell" in certain foreign countries. The Company does not believe that its inability to register "Dell" as a trademark in such countries will have a material adverse effect on its business.

     The Company has entered into a patent license agreement with IBM effective as of August 1, 1993, under which the parties have licensed to one another within prescribed fields of use all current patents and all patents entitled to an effective application filing date prior to February 1, 1999, which are owned by either of the parties or any of their subsidiaries. Under the agreement, the Company will also make royalty payments to IBM. The agreement terminates on the latest expiration date of the patents licensed thereunder.

     On March 5, 1993, Dell and Texas Instruments, Inc. ("TI") entered into an agreement to cross-license their respective patent portfolios. Under the terms of the agreement, Dell makes annual royalty payments to TI. The agreement expires on January 31, 1998.

     The Company has entered into non-exclusive licensing agreements with Microsoft Corporation for various software packages, including MS-DOS and Windows. The license grants the Company the right to distribute copies of MS-DOS and Windows through March 31, 1996, with the right, at the Company's election, to extend the license for up to five additional years. In addition, the Company has entered into a non-exclusive license agreement with Phoenix for basic input-output system (BIOS) and other software that facilitates compatibility between the Company's products and products manufactured and sold by other companies. The license agreement with Phoenix provides for a perpetual license on a royalty-free basis for a nominal annual maintenance fee.

     From time to time, other companies and individuals assert exclusive patent, copyright, trademark and other intellectual property rights to technologies or marks that are important to the personal computer industry or the Company's business. The Company evaluates each claim relating to its products and, if appropriate, seeks a license to use the protected technology. For example, the Company has entered into a licensing agreement with IBM providing for a license under certain IBM computer patents. The licensing agreement with IBM does not require IBM to assist the Company in duplicating its patented technology and does not protect the Company from trade secret, copyright or other violations by the Company or its suppliers in developing or selling these products.

     The Company could be at a disadvantage if its competitors obtain licenses for protected technologies with more favorable terms than does the Company. If the Company or its suppliers are unable to license protected technology used in the Company's products, the Company could be prohibited from marketing those products or may have to market products without desirable features. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against the Company. If the Company's products should be found to infringe protected technology, the Company could be enjoined from further infringement and required to pay damages to the infringed party. Any of these results could have a material adverse effect on the Company.

TRADEMARKS

     Several United States trademarks appear in this Annual Report. Intel is a registered trademark and Pentium and i486 are trademarks of Intel Corporation. Dell, DellWare and Dell System are registered trademarks of the Company. Dell Dimension, Latitude, OmniPlex, OptiPlex, PowerEdge, Powerline and Precision are trademarks of the Company. BusinessCare, ReadyWare, SelectCare and TechFax are service marks of the Company. Other trademarks and tradenames are used to identify the entities claiming the marks and names of their products. References herein to Best Buy, Compaq, CompUSA, Future Shop, IBM, Novell, Price/CostCo and Sam's Clubs mean, respectively, Best Buy Co., Inc., Compaq Computer Corporation, CompUSA, Inc., Future Shop Discount Superstores, International Business Machines Corporation, Novell, Inc., Price/CostCo, Inc. and Sam's Clubs, A Division of WalMart Stores, Inc. The Company disclaims proprietary interest in the marks and names of others.

EMPLOYEES

     As of January 30, 1994, the Company had approximately 5,980 full-time employees, 4,150 in the United States and 1,830 in other countries. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

SEGMENTS AND SEASONALITY

     Dell operates in one industry segment: the design, manufacture, sale and support of personal computers and related products. The Company experiences seasonal trends in its U.S. and European corporate and government sectors. The seasonal trends of these geographical regions have substantially offset each other in the past, but there can be no assurance that these geographical regions will continue to offset each other or that the Company will not experience seasonal trends in the future.

ITEM 2. PROPERTIES

     As of January 30, 1994, the Company had approximately 1,900,000 square feet of space under lease worldwide. Approximately 1,400,000 square feet of this space is in Austin, Texas. The remaining 500,000 square feet of space is used for operations in North America, Europe, Mexico, Japan, Australia, and other international locations.

     Dell leases a 150,000 square foot, nine-story office building in Austin for use as its headquarters. The lease on this building expires on April 30, 1995. The Company's manufacturing and warehousing activities are conducted at a 700,000 square foot leased facility in Austin, Texas; 190,000 square feet of leased warehousing facility in Europe, Canada, and other international locations; and a 140,000 square foot manufacturing center in Limerick, Ireland owned by the Company.

     Although the Company believes that its facilities are adequate to meet current requirements, Dell is currently expanding its Limerick, Ireland facilities and has a 224,000 square foot office building under construction on land owned by Dell in Round Rock, Texas. The Round Rock facility will be used as a direct sales, marketing and support facility upon occupancy in August 1994. The Company is evaluating other opportunities to expand facilities in anticipation of increasing needs. The Company believes that it can readily obtain appropriate additional space as may be required at competitive rates.

ITEM 3. LEGAL PROCEEDINGS

     Set forth below is a discussion of certain legal proceedings involving the Company, some of which could have a material adverse effect on the Company if resolved against it. The Company is also party to other legal proceedings incidental to its business, none of which the Company believes to be material.

     The Company and its Chairman, Michael S. Dell, are defendants in nineteen lawsuits filed between May and November 1993, in the United States District Court for the Western District of Texas, Austin Division. Thomas J. Meredith, the Company's Chief Financial Officer, is also a defendant in seven of the lawsuits. Joel Kocher, Senior Vice President of the Company, is also a defendant in one of the lawsuits, but the plaintiffs have conditionally agreed to dismiss him. The suits have been consolidated, an amended and consolidated complaint has been filed, and the plaintiffs have requested class certification for a class of persons who purchased or held the Company's common stock between February 24, 1993, and July 14, 1993. In general, the plaintiffs allege that the Company made overly optimistic forecasts about the Company's prospects without a reasonable basis and failed to disclose adverse material information about the Company's business (particularly with regard to problems in its notebook business) on a timely basis, thereby inducing the plaintiffs to buy Company common stock at artificially high prices. The plaintiffs also allege that Mr. Dell sold securities of the Company while in the possession of material, non-public information about the Company. The consolidated complaint asserts that these actions or omissions violated various provisions of the federal securities laws, particularly Section 10(b) of the Exchange Act and Rule 10b-5; that Mr. Dell's trades violated Section 20A of the Exchange Act; and that the defendants violated provisions of Texas statutes and common law principles against negligent misrepresentation and deceit. The complaint seeks unspecified damages. The Company has moved for dismissal of the complaint and intends to defend itself and its officers vigorously. It is the Company's policy to make accruals for potential liability or settlement of litigated matters as appropriate. The Company believes that its current accruals with respect to these lawsuits are adequate.

     Since August 1992, the Company has been named as a defendant in sixteen repetitive stress injury lawsuits, all in New York state courts or United States District Courts for the New York City area. All of these lawsuits are similar: each plaintiff alleges that he or she suffers from symptoms generally known as "repetitive stress injury," which allegedly were caused by the design or manufacture of the keyboard supplied with the computer the plaintiff used. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The suits naming the Company are just a few of many lawsuits of this type which have been filed, often naming IBM, Atex, Keytronic and other major suppliers of keyboard products. To date, the courts assigned to hear six of the cases against Dell have stayed most activity, pending resolution of several preliminary legal issues related to the large numbers of cases which have been consolidated for hearing before these courts. The Company is unable to predict at this time the ultimate outcome of these suits. It is possible that the Company may be named in additional suits, but it is impossible to predict how many may be filed. Ultimate resolution of the litigation against the Company may depend on progress on resolving this type of litigation overall.

     For information about a pending Securities and Exchange Commission informal inquiry relating to foreign currency hedging and trading activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Hedging Activities." By letter dated July 21, 1993, the Commission notified the Company that it was extending the informal inquiry to the circumstances and events surrounding the public announcement on July 14, 1993, about the Company's expected losses for its second quarter of 1994 and into the Company's procedures for estimating sales. The Company and its independent accountants are voluntarily cooperating with the Commission in its informal inquiry.

     On August 11, 1993, the Company received a subpoena from the United States Department of Commerce, Office of Export Enforcement of the Bureau of Export Administration, requiring the Company to provide all documents relative to any and all exports of 486/66 personal computers or related components to Russia, Ireland, Iran or Iraq during the period from January 1992 through August 1993 in connection with an investigation to enforce regulations under the Export Administration Act of 1979, as amended. If the Office of Export Enforcement's investigators determine that the Company has violated applicable regulations, the government could potentially file civil or criminal charges. The Company is cooperating in the investigation. The Company does not believe this investigation or its resolution will have a material adverse effect on the Company's financial condition or results of operations.

     The Company had received a request from the Federal Trade Commission (the "FTC") dated July 27, 1993, to provide documents and other information in connection with the FTC's inquiry to determine whether the Company's advertising and marketing claims regarding upgradeability of its personal computers is in violation of the Federal Trade Commission Act. On February 10, 1994, the FTC advised the Company that no violation of the Federal Trade Commission Act had been found and that the inquiry, as it related to the Company, was being closed.

     The Company has received a request from the FTC dated January 5, 1994, to provide documents and other information in connection with the FTC's inquiry to determine whether the Company's advertising and marketing claims regarding cathode ray tube ("CRT") monitor screen sizes are in violation of the Federal Trade Commission Act. The Company is cooperating with the FTC in this inquiry. The Company does not believe that the inquiry or its outcome will have a material adverse effect on the Company's financial condition or results of operations.

     The Company has received a request from the FTC dated November 12, 1993, requesting the Company's cooperation in an inquiry with respect to whether the Company may have misrepresented or improperly failed to disclose patent rights that would conflict with open use of a local high-speed personal computer bus standard promulgated by the Video Electronics Standards Association (VESA). The Company intends to cooperate in this inquiry. The Company does not believe that the inquiry or its outcome will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Common Stock is quoted on the NASDAQ National Market System under the trading symbol DELL. The following table sets forth, for the fiscal quarters indicated, the high and low reported closing sale price for the Common Stock as reported on the NASDAQ National Market System.

                                                                                 HIGH     LOW
                                                                                 ----     ---
FISCAL 1994
Fourth Quarter
(November 1, 1993, through January 30, 1994).................................... $27-3/4  $20-3/4
Third Quarter
(August 2, 1993, through October 31, 1993)...................................... $21      $16-1/8
Second Quarter
(May 3, 1993, through August 1, 1993)........................................... $34      $15-7/8
First Quarter
(February 1, 1993, through May 2, 1993)......................................... $49      $28
FISCAL 1993
Fourth Quarter
(November 2, 1992, through January 31, 1993).................................... $49-3/8  $33-3/8
Third Quarter
(August 3, 1992, through November 1, 1992)...................................... $35-3/8  $22-5/8
Second Quarter
(May 4, 1992, through August 2, 1992)........................................... $28      $15-3/8
First Quarter
(February 3, 1992, through May 3, 1992)......................................... $28-1/8  $20-1/2

HOLDERS

     As of March 24, 1994, there were 4,524 holders of record of the Common
Stock.

DIVIDENDS

     The Company did not pay cash dividends on its common stock in 1993 or 1994. The Company intends to retain earnings for use in its business and, therefore, does not anticipate paying any cash dividends on common stock for at least the next twelve months. In addition, the terms of the Company's current loan agreements and credit facilities place restrictions on the payment of cash dividends by the Company. Effective March 6, 1992, the Company's Board of Directors declared a 3 for 2 stock split in the form of a 50% stock dividend for holders of record as of March 23, 1992. The distribution of such dividend occurred on April 9, 1992.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the consolidated financial statements, including the Notes to Consolidated Financial Statements. The information set below is not necessarily indicative of results of future operations. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Outlook" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Hedging Activities."

                                                                                   YEAR ENDED
                                                     -----------------------------------------------------------------------
                                                     JANUARY 30,    JANUARY 31,    FEBRUARY 2,    FEBRUARY 3,    FEBRUARY 2,
                                                        1994           1993           1992           1991           1990
                                                     -----------    -----------    -----------    -----------    -----------
                                                                  (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
INCOME STATEMENT DATA
Net Sales:
  North America (U.S. and Canada)................... $1,955,223     $1,387,446      $ 619,469      $ 390,705      $ 317,447
  Europe............................................    781,905        552,999        241,857        148,964         71,111
  Other International...............................    136,037         73,479         28,613          6,566             --
                                                     -----------    -----------    -----------    -----------    -----------
    Consolidated net sales..........................  2,873,165      2,013,924        889,939        546,235        388,558
Cost of sales.......................................  2,440,349      1,564,472        607,768        364,183        278,972
                                                     -----------    -----------    -----------    -----------    -----------
      Gross profit..................................    432,816        449,452        282,171        182,052        109,586
Operating expenses:
  Selling, general and administrative...............    422,906        267,982        182,155        115,016         81,103
  Research, development and engineering.............     48,934         42,358         33,140         22,444         17,069
                                                     -----------    -----------    -----------    -----------    -----------
        Total operating expenses....................    471,840        310,340        215,295        137,460         98,172
                                                     -----------    -----------    -----------    -----------    -----------
        Operating income (loss).....................    (39,024)       139,112         66,876         44,592         11,414
Net financing and other income (expenses)...........        258          4,180          6,539         (1,020)        (3,144)
                                                     -----------    -----------    -----------    -----------    -----------
  Income (loss) before income taxes.................    (38,766)       143,292         73,415         43,572          8,270
Provision for income taxes (benefits)...............     (2,933)        41,650         22,504         16,340          3,156
                                                     -----------    -----------    -----------    -----------    -----------
        Net income (loss)...........................    (35,833)       101,642         50,911         27,232          5,114
Preferred stock dividends...........................     (3,743)            --             --             --             --
                                                     -----------    -----------    -----------    -----------    -----------
        Net income (loss) applicable to common
          stockholders.............................. $  (39,576)    $  101,642      $  50,911      $  27,232      $   5,114
                                                     -----------    -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------    -----------
Earnings (loss) per common share.................... $    (1.06)    $     2.59      $    1.40      $     .91      $     .18
Shares used in per common share calculation.........     37,333         39,235         36,274         30,064         28,843
BALANCE SHEET DATA:
Working capital..................................... $  510,397     $  358,948      $ 282,646      $  95,163      $  57,970
Total assets........................................ $1,140,480     $  927,005      $ 559,563      $ 264,222      $ 171,774
Long-term debt...................................... $  100,000     $   48,373      $  41,450      $      --      $      --
Preferred stock..................................... $  120,151     $       --      $      --      $      --      $      --
Total stockholders' equity.......................... $  471,108     $  369,200      $ 274,180      $ 112,005      $  79,761

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company reported a net loss for 1994 of $35.8 million or $1.06 per common share on consolidated net sales of $2.87 billion compared with net income of $101.6 million or $2.59 per common share on consolidated net sales of $2.01 billion for 1993. The Company's results for 1994 included pre-tax charges totaling $91.4 million associated with inventory writedowns and related costs; costs associated with delayed and canceled personal computer notebook projects; and costs associated with the restructuring of operations to consolidate several common functions and improve efficiency, especially in international markets.

     These charges have been included in two items in the Company's consolidated statement of operations for the year ended January 30, 1994: cost of sales, $70.3 million and operating expenses, $21.1 million.

     During the first half of 1994, the Company delayed and canceled certain notebook development projects and reevaluated its probable future sales for the notebook products then offered. The Company recorded more than $39.3 million of charges in the first half of 1994 due to the notebook inventory writedowns and delayed and canceled notebook projects. The Company canceled its notebook product line in August, 1993 and sold its then remaining inventories of notebooks at significantly reduced prices. The Company has focused its efforts on the development of a 486-based notebook product line and is re-entering the notebook computer market with a phased approach. Completion of the first phase of the Company's re-entry into the notebook computer market resulted in the introduction on February 21, 1994 of the 486-based Dell Latitude family of notebook computers.

     During the first half of 1994, the Company also recorded $29.3 million of other costs, consisting mostly of inventory writedowns and related costs. These charges arose from the Company's determination that certain products and inventory were excess or obsolete because the products were scheduled to be replaced with newer products or because the Company otherwise had lowered its estimates of expected demand for materials in inventory or under outstanding purchase commitments.

     Also during the first half of 1994, the Company recorded $22.8 million for the costs of consolidating operations, writing off of certain assets, and making employee severance payments. Most of the charges in this area were associated with consolidating certain common functions in the European subsidiaries and creating regional business units. This consolidation effort is designed to reduce redundant costs and improve the Company's ability to deliver higher levels of operational efficiency and higher quality support in European markets. Operations in some subsidiaries have been closed and transferred to other subsidiaries, and some consolidation is occurring outside of Europe. Approximately 60% of the restructuring charges are for cash outlays, approximately half of which will occur in 1995.

     Excluding these charges, net income would have declined by approximately 67% from the prior year primarily due to competitive conditions creating greater margin pressure; sales of older products at significantly reduced prices to avoid incurring additional charges for excess and obsolete inventory; the absence of a major notebook computer product line; and manufacturing and administrative process inefficiencies resulting in increased manufacturing spending and operating expenses.

     The Company's second half of 1994 was marked by significant challenges and a period of transition as the Company focused on improving liquidity, improving profit margins, and balancing growth to allow these improvements. During the second half of 1994, the Company made progress toward its goals with an increase in cash and short-term investments from $106 million at August 1, 1993 to $337 million at January 30, 1994; an increase in gross margin from 11.6% for the first half of 1994 to 18.3% in the second half of 1994; and a reduction in operating expenses as a percentage of sales from 17.7% for the first half of 1994 to 15.3% for the second half, respectively.

     The Company believes that the improvement in its profit margins during the second half of 1994 compared with the first half of 1994 were partially attributable to improvements in internal processes. The Company is still implementing further improvements to these processes. The challenges posed by these changes and by the highly competitive nature of the personal computer industry may adversely affect the Company's consolidated net sales and gross profit margins in future periods. No assurance can be given that the Company's restructuring efforts will be successful or that significant additional costs will not be incurred, although the Company believes it has taken adequate charges for the expected costs associated with its restructuring efforts. Additionally, there can be no assurance that the Company's notebook computer development activities will be successful, that new product and software technologies will be available to the Company, that the Company will be able to deliver commercial quantities of new products in a timely manner, or that such products will achieve market acceptance.

     For 1993, the Company earned $101.6 million or $2.59 per common share on consolidated net sales of $2.01 billion compared with the prior-year results of $51 million or $1.40 per common share on consolidated net sales of $890 million. This increase in consolidated net sales and net income for 1993 over 1992 was driven primarily by price reductions, increased customer interest in the Company's distribution and support programs, and further penetration of international markets.

     The table below sets forth for the years indicated the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of income.

                                                            PERCENTAGE OF CONSOLIDATED NET SALES
                                                           --------------------------------------
                                                                         YEAR ENDED
                                                           --------------------------------------
                                                            JANUARY       JANUARY       FEBRUARY
                                                              30,           31,            2,
                                                              1994          1993          1992
                                                           ----------    ----------    ----------
    Net sales:
      North America (U.S. and Canada).....................     68.1%         68.9%         69.6%
      Europe..............................................     27.2          27.5          27.2
      Other international.................................      4.7           3.6           3.2
                                                           ----------    ----------    ----------
         Consolidated net sales...........................    100.0         100.0         100.0
    Cost of sales.........................................     84.9          77.7          68.3
                                                           ----------    ----------    ----------
         Gross profit.....................................     15.1          22.3          31.7
    Operating expenses:
      Selling, general and administrative.................     14.7          13.3          20.5
      Research, development and engineering...............      1.7           2.1           3.7
                                                           ----------    ----------    ----------
         Total operating expenses.........................     16.4          15.4          24.2
                                                           ----------    ----------    ----------
           Operating income (loss)........................     (1.3)          6.9           7.5
    Net financing and other income (expense)..............       --           0.2           0.7
                                                           ----------    ----------    ----------
           Income (loss) before income taxes..............     (1.3)          7.1           8.2
    Provision for income taxes (benefit)..................     (0.1)          2.1           2.5
                                                           ----------    ----------    ----------
           Net income (loss)..............................     (1.2)          5.0           5.7
    Preferred stock dividends.............................     (0.1)           --            --
                                                           ----------    ----------    ----------
           Net income (loss) applicable to common
              shareholders................................     (1.3%)         5.0%          5.7%
                                                           ----------    ----------    ----------
                                                           ----------    ----------    ----------

  Net Sales

     The Company's consolidated net sales increased 43% to $2.87 billion in 1994 compared with $2.01 billion for 1993, and $890 million for 1992. Year-to-year increases in consolidated net sales in 1994, 1993, and 1992 were 43%, 126%, and 63%, respectively.

     These increases in sales are primarily due to increased volumes in the Company's desktop and server products, offset somewhat by the cancellation of the notebook product line in August 1993. The Company's 1994 second half consolidated net sales increased 9.3% over 1994's first half consolidated net sales, reflecting continued sales growth despite the absence of a notebook product line since mid-fiscal 1994. Unit volumes for 1994 increased 61% (78% for desktops and servers) over 1993 unit volumes, compared with a 176% (185% for desktops and servers) increase in unit volumes for 1993 over 1992. Average revenue per unit of the Company's products for 1994 declined by 12% from 1993 because of shifts in the Company's product mix and industry-wide pricing practices.

     The Company's consolidated net sales (expressed in United States dollars) were reduced by 3.9% and .4% in 1994 and 1992, respectively, and benefited 2.4% in 1993 by fluctuations in the average value of the United States dollar, relative to its average value in the comparable periods of the prior year, particularly in relation to the British pound. Based on this information, the Company believes that the increase in consolidated net sales was primarily caused by an increase in unit sales offset primarily by lower average prices per unit and, to a lesser extent, changes in foreign currency exchange rates.

     Net sales from the Company's 486-based systems continued to increase and represented 81%, 59%, and 20% of consolidated net sales for 1994, 1993 and 1992, respectively. The increase in consolidated net sales was led by sales of 486-based mid-size and small-chassis desktop systems, which accounted for 69% of consolidated net sales in 1994, 47% in 1993, and 13% in 1992. Sales of servers and workstations accounted for 13% of consolidated net sales in 1994 compared with 12% in 1993 and 7% in 1992.

     Sales of the Company's notebook systems declined to 2% of consolidated net sales in 1994, compared with 11% for 1993 and 14% for 1992. The Company canceled its notebook product line in August 1993. The Company completed the first phase of its re-entry into the notebook computer market with the introduction on February 21, 1994, of the 486-based Dell Latitude family of notebook computers. Sales of 386-and 386SX-based desktop systems (which were discontinued in 1994) reflected the shift in demand toward 486-based systems by decreasing to 3% of consolidated net sales in 1994 compared with 17% in 1993 and 50% in 1992.

     During 1994, Dell introduced four new families of personal computers targeted for specific customer markets: NetPlex, OptiPlex and OmniPlex for the corporate and stand-alone environments and Dell Dimension XPS for technologically sophisticated individuals. The Company also began shipping three Pentium-based systems in the second half of 1994. Sales of Pentium-based systems constituted 4% of revenues for the fourth quarter. Since January 30, 1994, the Company has introduced two new personal computer product lines: The PowerEdge server line offering performance and reliability for network applications; and the Latitude notebook personal computer line, marking the first stage of the Company's phased re-entry into the notebook computer market. All of the Company's 59 personal computer systems currently offered have been introduced since August 1, 1993.

     North American sales increased 41% in 1994 to $1.96 billion from $1.39 billion in 1993 compared with a 124% increase in 1993 from $619 million in 1992. North American sales for the fourth quarter of 1994 declined from the third quarter due to a 58% decline in U.S. government sales and a softening of demand as the Company shifted its emphasis from revenue growth driven by aggressive pricing to improving liquidity, profitability and support systems.

     The Company's European operations contributed net revenues of $782 million for 1994, representing a 41% increase over $553 million in net revenues for 1993. European revenues for 1993 represented a 129% increase over $242 million in net revenues for 1992. Other international sales increased 85% to $136 million for 1994, following a 157% increase in 1993 over $29 million in 1992. These increases resulted primarily from existing markets and, to a lesser extent, expansion into new markets. The Company believes that its international growth affords significant opportunities to achieve higher levels of operating and economic efficiencies. The Company is considering several ways to enhance its international presence in addition to implementing the Company's restructuring announced during 1994. Dell intends to continue to expand its international activities by increasing market presence in existing markets, improving support systems, pursuing additional international manufacturing and distribution opportunities, and entering new markets primarily through third-party resellers.

     Consolidated net sales to major corporate, government and education accounts led sales gains in 1994, increasing 51% to $1.44 billion from $953 million in 1993. U.S. Federal government sales were stronger than normal in the third quarter of 1994 because of a surge in buying at the end of the U.S. Federal government's budget year, which resulted in a larger than normal sequential decline of 58% in the fourth quarter of 1994 as the U.S. Federal government entered a new budget year. Sales to major corporate, government and education accounts increased 129% in 1993 from $416 million in 1992. Sales to medium-to small-sized businesses and individuals increased 31% to $1.03 billion for 1994 from $787 million for 1993 and $337 million in 1992.

  Gross Profit Margin

     The Company's 1994 gross profit margins continued to decline from 1993 and 1992 levels. The gross margin for 1994 declined to 15.1% from 22.3% in 1993 and 31.7% in 1992. Gross margins for 1994 were affected by $70.3 million of inventory write-downs and related costs incurred during the first half of 1994. The decline in gross profit margin was also attributable to significant price reductions to maintain competitive position; manufacturing inefficiencies associated with system and process weaknesses; and price reductions on older products to avoid incurring additional charges for excess and obsolete inventory. Additional pricing actions may occur as the Company attempts to maintain its competitive mix of price, performance and customer support services. The Company attempts to mitigate the effect of its pricing actions through improvements in the product mix, reduced component costs, manufacturing efficiencies, operating expense controls, and tax planning.

     The decline in gross profit margins in 1993 from 1992 was primarily due to the Company's pricing actions, almost half of which were offset by reduced component costs and manufacturing efficiencies.

     The results of the Company's international operations are subject to currency fluctuations. However, the Company attempts to reduce its exposure to currency fluctuations through the use of foreign currency option contracts for periods not exceeding twelve months and, to a lesser extent, through the use of forward contracts, generally for periods not exceeding three months, which hedge certain anticipated intercompany shipments to foreign subsidiaries. Forward contracts entered into to hedge anticipated intercompany shipments, none of which were outstanding at the end of 1994, are accounted for on a mark-to-market basis. The Company has purchased options to hedge a portion of its anticipated, but not firmly committed, intercompany sales for 1995 and may enter into additional hedging transactions as management considers appropriate. Based upon foreign currency exchange rates at the end of 1994, option contracts that hedge 1995 anticipated shipments to international subsidiaries had a combined net realized and unrealized deferred gain of $2.2 million.

  Operating Expenses

     Operating expenses for 1994 increased 52% to $472 million from $310 million in 1993. The 1993 level represented an increase of 44% over 1992. As a percentage of sales, operating expenses for 1994 increased to 16.4% from 15.4% for 1993, but declined from 24.2% for 1992. This increase over 1993 was primarily due to $21.1 million of charges for the costs of consolidating operations, writing off certain assets and making employee severance payments.

  Net Financing and Other Income

     Net financing and other income was $.3 million, $4.2 million and $6.5 million for 1994, 1993 and 1992, respectively.

     Short-term investment income was $8.8 million in 1994 compared to $12.9 million in 1993 and $6.9 million in 1992. The decrease in 1994 was primarily due to lower average investment balances as a result of the retirement of the commercial paper program in the first quarter of 1994, and was also due to lower rates of return. The increase in 1993 over 1992 was attributable to income earned from the investment of proceeds from the commercial paper program initiated in 1993.

     In the normal course of business, the Company employs a variety of interest rate derivative instruments to more efficiently manage its principal, market and credit risks as well as to enhance its investment yield. Derivative instruments used include interest rate swaps, written and purchased interest rate options and swaptions (options to enter into interest rate swaps). The Company structures derivative instruments in interest rate markets where it has foreign operations. At January 30, 1994, and January 31, 1993, the Company had outstanding investment derivative instruments with remaining maturities of less than five years, which are accounted for on a mark-to-market basis, with a total notional amount of $355 million and $180 million, respectively. At January 30, 1994, the Company had outstanding interest rate swap and swaption agreements with maturities of less than five years entered into concurrently with the 11% Senior Notes issued August 26, 1993, ("Notes") with aggregate notional values of $100 million and $65 million, respectively. Interest rate derivatives generally involve exchanges of interest payments based upon fixed and floating interest rates without exchanges of underlying notional amounts. Consequently, the Company's exposure to credit loss is significantly less than the stated notional amounts.

     Realized and unrealized net gains on interest rate derivatives recognized in income were $5.2 million for 1994, compared with $2.5 million for 1993, and $5.5 million for 1992. The gains recognized in 1994 primarily resulted from movements in the United States, Canadian, Japanese, and European interest rate markets. At January 30, 1994, the swaption entered into concurrently with the issuance of the Notes had an unrealized loss of $.5 million recognized in income. The value of the Company's short-term and derivative investment portfolios at January 30, 1994, is subject to movements in the United States, Canadian, Japanese and

European interest rate markets and, generally, is adversely affected by increases in market rates of interest. Since January 30, 1994, the value of the Company's short-term and investment derivative portfolios has decreased as a result of interest rate increases in these markets. The Company believes this increase in interest rates is temporary. However, if interest rates in these markets do not decline to mid-February 1994 levels, the Company will recognize material charges on a mark-to-market basis in the first quarter of 1995. If such higher rates prevail, the Company will recognize additional charges in future periods. These charges may have an adverse effect on net income in the first quarter of 1995 and in future periods.

     Interest expense in 1994 increased to $8.4 million from $7.9 million in 1993 and $1.8 million in 1992. The increase in 1994 interest expense was primarily due to higher effective borrowing rates compared to 1993, as short-term credit facilities were refinanced with long-term debt. The increase in interest expense for 1993 compared with 1992 was primarily attributable to the issuance of commercial paper and increased borrowings under Section 84 of Ireland's Corporation Tax of 1976 ("Section 84 Borrowings").

     Net foreign currency gains (losses) were $.8 million, ($.6) million and ($1.6) million for 1994, 1993, and 1992, respectively. During 1993, the Company entered into foreign currency forward and option contracts with the intent to profit from anticipated movements in exchange rates. The Company marked the contracts to market and recognized resulting gains and losses as a component of net financing and other income. Net foreign exchange losses recognized during 1993 consisted of $9.6 million in losses related to foreign currency trading activities and $9.0 million in foreign currency transaction gains associated with unhedged intercompany balances and other foreign currency transactions. The Company resumed its intercompany hedging practices in the third quarter of 1993. During 1994, the Company did not enter into foreign currency contracts with the intent to profit from movements in exchange rates. Accordingly, net foreign currency gains recognized during 1994 resulted from remeasuring non-functional currency denominated assets and liabilities, net of transaction hedge results.

     All of the Company's foreign exchange and interest rate derivative instruments involve elements of market and credit risk in excess of the amounts recognized in the financial statements. The counterparties to financial instruments consist of a number of major financial institutions. In addition to limiting the amount of agreements and contracts it enters into with any one party, the Company regularly monitors the credit quality of the financial institutions which are counterparties to these financial instruments. The Company does not anticipate nonperformance by the counterparties.

     Financing fees and other expenses increased to $6.1 million in 1994 from $2.8 million in 1993 and $2.5 million in 1992. The increase in 1994 was primarily due to fees and other expenses related to the second quarter repayment of outstanding Section 84 borrowings, renegotiation of the line of credit facility, and the amortization of financing costs associated with the issuance of the Notes.

  Income Tax

     The Company's effective tax rate was 7.6% for 1994 compared with 29.1% and 30.7% for 1993, and 1992, respectively. The change in the effective tax rate resulted from changes in the geographical distribution of income and losses and from significant second quarter 1994 losses.

FUTURE OUTLOOK

     In the past, Dell has focused on increasing market share by meeting customers' demands for a wider range of products, services and support at competitive prices, while managing its costs to achieve a targeted return on sales (net income as a percentage of consolidated net sales). During Dell's rapid growth, the personal computer industry has been characterized by frequent product introductions, continual improvement in computer performance characteristics, decreasing average selling prices, and increased competition at both the manufacturing and sales levels. Currently, the Company's objective is to continue to focus on balancing liquidity and profitability while restimulating profitable growth.

     Dell's substantial growth and increasingly complex activities outpaced some of Dell's internal business systems and have required the restructuring of some elements of the organization, the implementation of new or improved management systems, and the revision of administrative processes. For example, many of Dell's international subsidiaries were originally formed as stand-alone businesses providing sales, technical support, and customer service for their local markets. While this approach facilitated effective and rapid market penetration, it also created redundant marketing and support programs in the subsidiaries. Infrastructure improvements to reduce the redundancies and control costs will be an important factor in the future. Dell is in the process of consolidating certain common functions, primarily in Europe, to create regional business units that reduce redundant costs, and improve Dell's ability to deliver quality services in that market. Additionally, the Company is also working to improve key processes that it expects will improve profitability.

     As previously discussed, the Company believes that the absence of a major notebook computer product offering during 1994 was a contributing factor to its decreased sales growth. The Company also believes that a significant opportunity for market expansion lies in the network server market where its presence has been limited. Although the Company has introduced a 486-based notebook and new server products in February 1994, there can be no assurance that the Company's notebook or server development activities will be successful, that notebook or server product technologies will be available to the Company, that the Company will be able to deliver commercial quantities of these computer products in a timely manner, or that such products will achieve market acceptance.

     Dell has also acted to manage its future growth by strengthening its management team. During the last year Dell has hired additional experienced personnel in several key positions, including information systems, operations, corporate finance, product development, and portable computers. The strengthened management team has been focused on improving liquidity, developing the systems to support Dell's growth and complexity, and rebuilding Dell's profitability.

     The personal computer industry is characterized by short product life cycles resulting from rapid changes in technology and consumer preferences and declining prices. To retain its competitive position, the Company must continue to enhance and improve its existing products while developing and introducing new products and obtaining and incorporating new hardware and software technologies that others develop, such as notebook computer and Pentium-based product lines. All of the Company's 59 personal computer systems currently offered have been introduced since August 1, 1993. There can be no assurance that the Company's development activities will be successful, that new product and software technologies will be available to the Company, that the Company will be able to deliver commercial quantities of new products in a timely manner, or that such products will achieve market acceptance. Certain new products introduced by the Company are intended to replace existing products. Although the Company monitors the products that are intended to be replaced and attempts to phase out the manufacture of such products in a timely manner, there can be no assurance that such transitions will be executed without adversely affecting the Company's results of operations.

     Dell's manufacturing process requires a high volume of quality components. Several microprocessors used in the Company's products are currently available only from Intel Corporation. In addition, the Company has certain single supplier relationships that are considered advantageous for total cost of ownership reasons including performance, quality, support, delivery and price considerations. Reliance on those vendors, as well as industry supply conditions, generally involves several risks, including the possibility of a shortage of components, increases in component costs and reduced control over delivery schedules, which could adversely affect the Company's financial results. The Company occasionally experiences delays in receiving certain components, which can cause delays in the shipment of some products to customers. There can be no assurance that the Company will be able to continue to obtain additional supplies in a timely or cost-effective manner.

HEDGING ACTIVITIES

     The results of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the United States dollar. The Company's exposure to currency fluctuations has increased as a result of the expansion of its international operations. The functional currency for most of the Company's international subsidiaries is the local currency of the subsidiary. An increase in the value of the United States dollar increases costs incurred by the Company's international operations because many of its international subsidiaries' component purchases are denominated in the United States dollar. Changes in exchange rates may negatively affect the Company's consolidated net sales (as expressed in United States dollars) and gross profit margins from international operations. The Company monitors this exposure and attempts to mitigate the exposure through hedging transactions.

     Because of the significant growth in the Company's international operations in recent years, the Company has attempted through various means to mitigate the effects of currency fluctuations. The purpose of the Company's hedging program is to protect the Company from the risk that the dollar-equivalent price of anticipated cash flows resulting from sale of products from its manufacturing subsidiaries to its international sales subsidiaries will be adversely affected by changes in foreign currency exchange rates. The Company's hedging activities consist primarily of hedging anticipated intercompany sales to its international subsidiaries and resulting intercompany balances through the use of purchased options for periods not exceeding twelve months and, to a lesser extent, forward contracts, generally for periods not exceeding three months. The risk of loss associated with purchased options is limited to the amount of premiums paid for the option contracts, which could be significant. The premium amounts paid on purchased options are amortized over the period of the hedged transaction. Gains and losses incurred on purchased option contracts are deferred until occurrence of the hedged transaction and recognized as a component of the cost of the hedged transaction. Gains and losses incurred on forward contracts designated as hedging contracts of anticipated intercompany shipments are marked-to-market and recognized as a component of cost of sales in the current period.

     When the Company began to hedge anticipated intercompany sales in March 1991, the accounting for foreign currency option contracts, particularly combination option contracts, had not been specifically addressed in authoritative accounting literature and was subject to varying interpretations in practice. From March 1991 until March 20, 1992, the Company principally used combination foreign currency option contracts to hedge anticipated intercompany sales to its international subsidiaries. During this period, the accounting for combination option contracts was actively deliberated by the accounting profession. The Company closely followed the deliberations of the accounting profession during this period. After consideration of the deliberations of the Emerging Issues Task Force, in the fourth quarter of 1992 the Company began to account on a mark-to-market basis for open combination option contracts entered into with the same strike prices and maturities ("synthetic forward contracts") which were originally entered into to hedge anticipated 1993 sales to international subsidiaries. Accordingly, the Company recognized unrealized losses of $4.0 million related to open synthetic forward contracts as a component of cost of sales in its Consolidated Statement of Income for the year ended February 2, 1992.

     In 1992, the Company realized $1.7 million in losses on forward contracts entered into to hedge anticipated 1993 sales to its international subsidiaries, which losses were deferred at February 2, 1992, and recognized in the first two quarters of 1993. Generally accepted accounting principles do not afford hedge accounting treatment to forward contracts intended to hedge anticipated transactions. The Company does not believe the losses are material in the context of the Company's financial condition or results of operations taken as a whole.

     On March 19, 1992, the Chief Accountant of the Securities and Exchange Commission settled much of the accounting controversy associated with hedge accounting for anticipated transactions when he issued a letter indicating that the SEC would object to deferral of realized and unrealized gains or losses arising from complex options and similar transactions entered into after March 20, 1992. Subsequent to that date, the Company has not entered into any combination option contracts to hedge anticipated transactions.

     On November 30, 1992, the SEC's Division of Enforcement notified the Company that it was beginning an informal inquiry, which is continuing, regarding the Company's accounting practices for foreign currency hedging and trading activities and the completeness of the Company's public disclosure about those activities. The Company and its independent accountants are voluntarily cooperating with the SEC in this informal inquiry. The SEC's Division of Corporation Finance has also indicated it has concerns about the deferred accounting treatment the Company afforded gains and losses on forward and option contracts entered into to hedge anticipated transactions and has not expressed its definitive views about whether the Company's accounting for these forward and option contracts complies with generally accepted accounting principles in all material respects.

     The table below shows the effect on income before income taxes, net income and earnings per common share for each of the four quarters of 1992, 1993, and 1994, if gains and losses on hedging contracts had been accounted for on a mark-to-market basis. However, if the Company had believed this accounting treatment to be appropriate, it likely would have followed different hedging strategies, which could have received differing accounting treatment than indicated below. Accordingly, the Company does not believe that the net income on a mark-to-market basis or the earnings per common share on a mark-to-market basis included in the following table accurately reflect its business results or the effect of hedging on its net income.

                                                                                     1992
                                                      -------------------------------------------------------------------
                                                                         QUARTER ENDED
                                                      ----------------------------------------------------     YEAR ENDED
                                                      MAY 5,     AUGUST 4,     NOVEMBER 3,     FEBRUARY 2,      FEBRUARY
                                                       1991        1991           1991            1992          2, 1992
                                                      ------     ---------     -----------     -----------     ----------
Effect on income before income taxes:
  Forward contracts.................................  $  --       $  (1.2)       $  (0.5)        $    --         $ (1.7)
  Synthetic forward contracts.......................   10.9          (3.8)         (12.0)            0.2           (4.7)
  Other option contracts............................     --            --           (9.8)           (8.9)         (18.7)
                                                      ------     ---------     -----------     -----------     ----------
        Total effect on income before income
          taxes.....................................  $10.9       $  (5.0)       $ (22.3)        $  (8.7)        $(25.1)
                                                      ------     ---------     -----------     -----------     ----------
                                                      ------     ---------     -----------     -----------     ----------
Deferred realized and unrealized gain (loss)........  $10.9       $   5.9        $ (16.4)        $ (25.1)        $(25.1)
                                                      ------     ---------     -----------     -----------     ----------
                                                      ------     ---------     -----------     -----------     ----------
Effect on net income and earnings per common share:
  Net income (loss) on a mark-to-market basis.......  $17.3       $   9.1        $  (1.7)        $   9.7         $ 34.4
  Net income as reported............................  $10.1       $  12.4        $  13.0         $  15.4         $ 50.9
  Earnings (loss) per common share on a
    mark-to-market basis............................  $ .52       $   .25        $  (.05)        $   .26         $  .98
  Earnings per common share as reported.............  $ .30       $   .34        $   .35         $   .41         $ 1.40

                                                                                     1993
                                                      -------------------------------------------------------------------
                                                                         QUARTER ENDED
                                                      ----------------------------------------------------     YEAR ENDED
                                                      MAY 3,     AUGUST 2,     NOVEMBER 1,     JANUARY 31,      JANUARY
                                                       1992        1992           1992            1993          31, 1993
                                                      ------     ---------     -----------     -----------     ----------
Effect on income before income taxes:
  Forward contracts.................................. $ 1.0       $   0.7        $    --         $    --         $  1.7
  Synthetic forward contracts........................   1.8           2.0            0.9              --            4.7
  Other option contracts.............................  (4.9 )       (13.7)          29.8             9.5           20.7
                                                      ------     ---------     -----------     -----------     ----------
        Total effect on income before income taxes... $(2.1 )     $ (11.0)       $  30.7         $   9.5         $ 27.1
                                                      ------     ---------     -----------     -----------     ----------
                                                      ------     ---------     -----------     -----------     ----------
Deferred realized and unrealized gain (loss)......... $(27.2)     $ (38.2)       $  (7.5)        $   2.0         $  2.0
                                                      ------     ---------     -----------     -----------     ----------
                                                      ------     ---------     -----------     -----------     ----------
Effect on net income and earnings per common share:
  Net income on a mark-to-market basis............... $18.4       $  14.7        $  48.9         $  38.0         $120.8
  Net income as reported............................. $19.8       $  21.9        $  28.6         $  31.3         $101.6
  Earnings per common share on a mark-to-market
    basis............................................ $ .48       $   .38        $  1.24         $   .94         $ 3.08
  Earnings per common share as reported.............. $ .52       $   .57        $   .72         $   .77         $ 2.59

                                                                                      1994
                                                      --------------------------------------------------------------------
                                                                         QUARTER ENDED
                                                      ----------------------------------------------------     YEAR ENDED
                                                      MAY 2,     AUGUST 1,     OCTOBER 31,     JANUARY 30,     JANUARY 30,
                                                       1993        1993           1993            1994            1994
                                                      ------     ---------     -----------     -----------     -----------
Effect on income (loss) before income taxes:
  Forward contracts.................................  $  --       $    --        $    --         $    --         $    --
  Synthetic forward contracts.......................     --            --             --              --              --
  Other option contracts............................   (0.3)          5.3           (6.4)            1.6             0.2
                                                      ------     ---------     -----------     -----------     -----------
        Total effect on income (loss) before
          income taxes..............................  $(0.3)      $   5.3        $  (6.4)        $   1.6         $   0.2
                                                      ------     ---------     -----------     -----------     -----------
                                                      ------     ---------     -----------     -----------     -----------
Deferred realized and unrealized gain (loss)........  $ 1.7       $   7.0        $    .6         $   2.2         $   2.2
                                                      ------     ---------     -----------     -----------     -----------
                                                      ------     ---------     -----------     -----------     -----------
Effect on net income (loss) and earnings (loss)
  per common share:
  Net income (loss) on a mark-to-market basis.......  $10.0       $ (71.8)       $   7.8         $  18.7         $ (35.6)
  Net income (loss) as reported.....................  $10.2       $ (75.8)       $  12.0         $  17.7         $ (35.8)
  Earnings (loss) per common share on a
    mark-to-market basis............................  $ .25       $ (1.93)       $   .16         $   .41         $ (1.06)
  Earnings (loss) per common share as reported......  $ .25       $ (2.03)       $   .26         $   .39         $ (1.06)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating results for 1994 generated $113 million of cash, a $152 million year-to-year increase over 1993, primarily due to record cash flow from operations. Asset management improvements led the increased operating cash flow for 1994. The Company experienced a decrease in days in accounts receivable to 50 days at the end of 1994 from 54 days at the end of 1993. Inventory levels decreased to 33 days of supply at the end of 1994, a substantial decline from the 55 days of supply of inventory at the end of 1993. Days in accounts payable decreased to 42 days at the end of 1994 from 53 days at the end of 1993. The lower inventory balances resulted from improved controls and demand/supply process improvements during the year. Although the Company made significant progress in reducing inventory during 1994, maintaining current inventory levels is dependent upon the Company's ability to achieve targeted revenues, to further reduce complexities in its product line, and to increase commonality of parts.

     In 1994, approximately $48 million of cash was used for capital expenditures to expand facilities and to acquire information systems and personal computer office equipment. Planned capital expenditures for 1995 are approximately $75 million, primarily related to the acquisition of land and construction of buildings in Round Rock, Texas, and the acquisition of information systems and computer equipment for internal use.

     On August 26, 1993, the Company issued $100 million of 11% Senior Notes due August 15, 2000. Interest on the Notes is payable semiannually, commencing February 15, 1994. The Notes are redeemable, in whole or in part, at the option of the Company, on and after August 15, 1998 at redemption prices decreasing from 103.50% to 101.75% of principal, depending upon the redemption date. See
Note 3 to the Consolidated Financial Statements. Concurrent with the issuance of the Notes, on August 26, 1993, the Company sold 1,250,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") generating gross proceeds of $125 million. Each share of Series A Preferred Stock entitles its holder to cumulative annual dividends and to convert to shares of common stock. In the event of voluntary or involuntary liquidation, each share of Preferred Stock entitles its holder to receive $100 per share liquidation preference plus an amount equal to accrued and unpaid dividends before any distributions to common stockholders. See Note 4 to the Consolidated Financial Statements.

     The Company's primary source of cash for 1994 came from financing activities including the issuance of the Notes and the Preferred Stock during the third quarter of 1993. The primary unused financing sources available at January 30, 1994, are a bank line of credit and an asset securitization program, which are described below.

     The Company has a line of credit facility which bears interest at a defined Base Rate or Eurocurrency Rate with covenants based on minimum pre-tax earnings, a maximum ratio of total liabilities to tangible net worth, and a maximum inventory level. Maximum amounts available under the credit facility are limited to the lesser of $75 million or eligible receivables as defined by the credit agreement. During the commitment period, the Company is obligated to pay .375% per annum on the unused portion of the credit facility. No amounts were outstanding under this credit facility as of January 30, 1994. The maximum available under this credit facility as of January 30, 1994, totaled $41 million.

     In the second quarter of 1994, the Company's subsidiary, Dell Receivables Corporation, entered into a Receivables Purchase Agreement pursuant to which the Company may raise up to $100 million through the sale of interests in certain of its accounts receivable. The funding expense is based on the rate of interest on commercial paper issued by the purchaser. During 1994, the Company sold $85 million of receivables. As of January 30, 1994, there were no receivables sold which remain to be collected.

     Repayment of the Notes and these credit facilities, together with operating lease commitments, constitute the Company's long-term commitments to use cash.

     The Company is a defendant in several consolidated lawsuits brought by certain of its stockholders. An unfavorable outcome in these lawsuits could have a material adverse effect on the Company's financial condition and results of operations. See "Legal Proceedings."

     Management believes that sufficient resources will be available to meet the Company's cash requirements through at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements, and its rate of growth.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
  Financial Statements:
     Report of Independent Accountants..............................................     24
     Consolidated Statement of Financial Position at January 30, 1994 and January
       31, 1993......................................................................    25
     Consolidated Statement of Operations for the three years ended January 30,
       1994..........................................................................    26
     Consolidated Statement of Cash Flows for the three years
       ended January 30, 1994.......................................................     27
     Consolidated Statement of Stockholders' Equity for the three years
       ended January 30, 1994.......................................................     28
     Notes to Consolidated Financial Statements.....................................     29
  Financial Statement Schedules:
     For the year ended January 30, 1994
       Schedule I -- Short-term Investments.........................................     52
       Schedule II -- Amounts Receivable from Related Parties.......................     53
     For the three years ended January 30, 1994
       Schedule VII -- Valuation and Qualifying Accounts............................     54
       Schedule IX -- Short-term Borrowings.........................................     55
       Schedule X -- Supplementary Consolidated Statement of Operations
        Information.................................................................     56

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Dell Computer Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dell Computer Corporation and its subsidiaries at January 30, 1994 and January 31, 1993, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE

Austin, Texas
March 2, 1994

                           DELL COMPUTER CORPORATION

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                       JANUARY 30,    JANUARY 31,
                                                                          1994           1993
                                                                       ----------     ----------
Current assets:
  Cash...............................................................  $    3,355     $   14,948
  Short-term investments.............................................     333,667         80,367
  Accounts receivable, net...........................................     410,774        374,013
  Inventories........................................................     220,265        303,220
  Other current assets...............................................      80,323         80,239
                                                                       ----------     ----------
          Total current assets.......................................   1,048,384        852,787
Property and equipment, net..........................................      86,892         70,462
Other assets.........................................................       5,204          3,756
                                                                       ----------     ----------
                                                                       $1,140,480     $  927,005
                                                                       ----------     ----------
                                                                       ----------     ----------
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................  $  282,708     $  295,133
  Accrued liabilities................................................     237,651        171,473
  Income taxes.......................................................      17,628         27,233
                                                                       ----------     ----------
          Total current liabilities..................................     537,987        493,839
Long-term debt.......................................................     100,000         48,373
Other liabilities....................................................      31,385         15,593
Commitments and contingencies
Stockholders' equity:
  Preferred stock: $.01 par value; shares authorized: 5,000,000;
     shares outstanding: 1,250,000 at January 30, 1994...............          13             --
  Common stock: $.01 par value; shares authorized: 100,000,000;
     shares issued and outstanding: 37,929,031 and 36,857,948,
     respectively....................................................         379            369
  Additional paid-in capital.........................................     320,041        177,978
  Unrealized gain on short-term investments..........................       3,230             --
  Retained earnings..................................................     170,790        208,544
  Cumulative translation adjustment..................................     (23,345)       (17,691)
                                                                       ----------     ----------
          Total stockholders' equity.................................     471,108        369,200
                                                                       ----------     ----------
                                                                       $1,140,480     $  927,005
                                                                       ----------     ----------
                                                                       ----------     ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                           DELL COMPUTER CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        FISCAL YEAR
                                                            ------------------------------------
                                                               1994          1993         1992
                                                            ----------    ----------    --------
Net sales.................................................. $2,873,165    $2,013,924    $889,939
Cost of sales..............................................  2,440,349     1,564,472     607,768
                                                            ----------    ----------    --------
          Gross profit.....................................    432,816       449,452     282,171
Operating expenses:
  Selling, general and administrative......................    422,906       267,982     182,155
  Research, development and engineering....................     48,934        42,358      33,140
                                                            ----------    ----------    --------
       Total operating expenses............................    471,840       310,340     215,295
                                                            ----------    ----------    --------
          Operating income (loss)..........................    (39,024)      139,112      66,876
Financing and other income, net............................        258         4,180       6,539
                                                            ----------    ----------    --------
          Income (loss) before income taxes................    (38,766)      143,292      73,415
Provision for income taxes (benefit).......................     (2,933)       41,650      22,504
                                                            ----------    ----------    --------
          Net income (loss)................................    (35,833)      101,642      50,911
Preferred stock dividends..................................     (3,743)           --          --
                                                            ----------    ----------    --------
Net income (loss) applicable to common stockholders........ $  (39,576)   $  101,642    $ 50,911
                                                            ----------    ----------    --------
                                                            ----------    ----------    --------
Earnings (loss) per common share........................... $    (1.06)   $     2.59    $   1.40
                                                            ----------    ----------    --------
                                                            ----------    ----------    --------
Weighted average shares outstanding........................     37,333        39,235      36,274
                                                            ----------    ----------    --------
                                                            ----------    ----------    --------

  The accompanying notes are an integral part of these consolidated financial statements.

                           DELL COMPUTER CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FISCAL YEAR
                                                        -----------------------------------------
                                                           1994           1993           1992
                                                        -----------    -----------    -----------
Cash flows from operating activities:
  Net income (loss).................................... $   (35,833)   $   101,642    $    50,911
  Charges to income not requiring cash outlays:
     Depreciation and amortization.....................      30,646         19,597         13,832
     Other.............................................       3,971            149          5,841
  Changes in:
     Operating working capital.........................      97,008       (162,521)       (70,962)
     Non-current assets and liabilities................      17,254          2,111            871
                                                        -----------    -----------    -----------
          Net cash (used in) provided by operating
            activities.................................     113,046        (39,022)           493
Cash used in investing activities:
  Short-term investments:
     Purchases.........................................  (2,587,858)    (1,808,464)    (1,085,024)
     Maturities and other redemptions..................   2,287,998      1,750,919        985,632
     Sales.............................................      46,560         76,570             --
     Capital expenditures..............................     (48,055)       (47,251)       (32,630)
                                                        -----------    -----------    -----------
          Net cash used in investing activities........    (301,355)       (28,226)      (132,022)
Cash flows from financing activities:
     Net proceeds from (payments for) short-term
       borrowings......................................      (8,500)         8,500             --
     Borrowings from long-term debt....................      96,654          7,270         41,450
     Repayments of borrowings..........................     (49,861)          (711)        (2,577)
     Net proceeds from issuance of common stock........          --             --        105,659
     Net proceeds from issuance of preferred stock.....     120,151             --             --
     Preferred stock dividends paid....................      (1,921)            --             --
     Issuance of common stock under employee plans.....      21,935         12,244          6,112
                                                        -----------    -----------    -----------
          Net cash provided by financing activities....     178,458         27,303        150,644
                                                        -----------    -----------    -----------
Effect of translation exchange rate changes on cash....      (1,742)          (567)          (282)
                                                        -----------    -----------    -----------
Net increase (decrease) in cash........................     (11,593)       (40,512)        18,833
Cash at beginning of period............................      14,948         55,460         36,627
                                                        -----------    -----------    -----------
Cash at end of period.................................. $     3,355    $    14,948    $    55,460
                                                        -----------    -----------    -----------
                                                        -----------    -----------    -----------

See Note 11 for Supplemental Statement of Cash Flow information.

   The accompanying notes are an integral part of these financial statements.

                           DELL COMPUTER CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         STOCKHOLDERS' EQUITY
                                  -------------------------------------------------------------------
                                  PREFERRED    COMMON    PAID-IN     RETAINED
                                    STOCK      STOCK     CAPITAL     EARNINGS     OTHER       TOTAL
                                  ---------    ------    --------    --------    --------    --------
BALANCES AT FEBRUARY 3, 1991      $      --    $  290    $ 54,042    $ 55,991    $  1,682    $112,005
  Net income....................         --        --          --      50,911          --      50,911
  Issuance of 5,762,250 shares
     of common stock, net.......         --        58     105,601          --          --     105,659
  Issuance of 1,021,489 shares
     of common stock under
     employee plans.............         --        10       6,102          --          --       6,112
  Foreign currency translation
     adjustment.................         --        --          --          --        (507)       (507)
                                  ---------    ------    --------    --------    --------    --------
BALANCES AT FEBRUARY 2, 1992             --       358     165,745     106,902       1,175     274,180
  Net income....................         --        --          --     101,642          --     101,642
  Issuance of 1,056,328 shares
     of common under employee
     plans......................         --        11      12,233          --          --      12,244
  Foreign currency translation
     adjustment.................         --        --          --          --     (18,866)    (18,866)
                                  ---------    ------    --------    --------    --------    --------
BALANCES AT JANUARY 31, 1993             --       369     177,978     208,544     (17,691)    369,200
  Net loss......................         --        --          --     (35,833)         --     (35,833)
  Issuance of 1,250,000 shares
     of preferred stock.........         13        --     120,138          --          --     120,151
  Issuance of 1,071,083 shares
     of common stock under
     employee plans.............         --        10      21,925          --          --      21,935
  Preferred stock dividends
     paid.......................         --        --          --      (1,921)         --      (1,921)
  Unrealized gain on short-term
     investments................         --        --          --          --       3,230       3,230
  Foreign currency translation
     adjustment.................         --        --          --          --      (5,654)     (5,654)
                                  ---------    ------    --------    --------    --------    --------
BALANCES AT JANUARY 30, 1994      $      13    $  379    $320,041    $170,790    $(20,115)   $471,108
                                  ---------    ------    --------    --------    --------    --------
                                  ---------    ------    --------    --------    --------    --------

   The accompanying notes are an integral part of these financial statements.

                           DELL COMPUTER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The fiscal year of the Company ends on the Sunday nearest January 31. Unless otherwise indicated, all references to years in connection with financial information refer to the Company's fiscal years and all references to quarters refer to the Company's fiscal quarters. The Company's significant accounting policies are set forth below.

     Principles of Consolidation -- The consolidated financial statements include the accounts of Dell Computer Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Financial results of the Company's international subsidiaries are consolidated on a one month delay to facilitate consolidated financial reporting. Certain prior period amounts have been reclassified for comparative purposes.

     Short-term Investments -- Short-term investments consist primarily of debt securities and equity securities with readily determinable fair values. The Company accounts for highly liquid investments with maturities of three months or less at date of acquisition as short-term investments. Effective January 30, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the Company's short-term investments classified as available-for-sale are reported at fair value, with unrealized gains and losses reported net of taxes in a separate component of stockholder's equity. In accordance with SFAS 115, investments whose turnover is quick and maturities are short are reflected as gross purchases and gross maturities and redemptions in the Consolidated Statement of Cash Flows. The specific identification method is used to determine the cost of securities sold. Prior to the adoption of SFAS 115, short-term investments were classified as available-for-sale and carried at the lower of aggregate amortized cost or market, with changes in the valuation allowance recognized in current period income. Individual securities classified as available-for-sale with other than a temporary decline in fair value are written down to fair value with the charge included in income.

     Inventories -- Inventories are stated at the lower of cost (based upon a first-in, first-out valuation) or market. Cost includes the acquisition cost of purchased components, parts and subassemblies, freight costs, labor and overhead.

     Property and Equipment -- Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the economic lives of the assets ranging from ten to thirty years for buildings and two to five years for all other assets. Leasehold improvements are amortized over the term of the respective leases.

     Foreign Currency Translation -- The financial statements of the Company's international subsidiaries are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities of these subsidiaries are translated at current rates of exchange at the balance sheet date of the reporting entity. The resultant gains or losses from translation are included in a separate component of stockholders' equity. Income and expense items for these subsidiaries are translated using monthly average exchange rates. Gains or losses resulting from remeasuring monetary asset and liability accounts that are denominated in currencies other than a subsidiary's functional currency are included currently as a component of financing and other income in the consolidated financial statements.

     Financial Instruments -- The Company enters into foreign exchange option and forward contracts to hedge its economic and transaction foreign currency exposures. Prior to March 21, 1992, the Company principally used combination option contracts that were designated as hedges of probable anticipated, but not firmly committed, foreign currency transactions. Gains and losses on such transactions were deferred and recognized in income in the same period as the hedged transaction. Subsequent to March 20, 1992, anticipated foreign currency transactions have been hedged using purchased foreign currency option contracts

                           DELL COMPUTER CORPORATION
for periods not exceeding twelve months and, to a lesser extent, foreign exchange forward contracts, generally for periods not exceeding three months.

     Realized and unrealized gains or losses on foreign currency purchased option contracts that are designated and effective as hedges of probable anticipated, but not firmly committed, foreign currency transactions are deferred and recognized in income in the same period as the hedged transaction. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts, which could be significant. Premium amounts paid are amortized over the period of the hedged transaction.

     Forward contracts designated as hedges of anticipated transactions are accounted for on a mark-to-market basis and recognized as a component of cost of sales in the current period. Transaction exposures representing firm foreign currency commitments are generally hedged using foreign exchange forward contracts. Realized and unrealized gains or losses on forward contracts that effectively hedge foreign currency transactions are deferred and included in income as part of those transactions.

     Additionally, during 1993, the Company actively traded foreign currency forward and option contracts with the intent to profit from anticipated changes in the financial markets. These contracts were designated at inception as trading activities and accordingly, were accounted for on a mark-to-market basis with the realized and unrealized gain or loss recognized as a component of net financing and other income in the consolidated financial statements.

     The Company also employs a variety of interest rate derivative instruments to more efficiently manage its principal, market and credit risks as well as to enhance its investment yield. Derivative instruments used include interest rate swaps, written and purchased interest rate options and swaptions (options to enter into interest rate swaps). Interest rate differentials to be paid or received on interest rate swaps which are designated to specific borrowings are accrued and recognized as an adjustment to interest expense as interest rates change. Realized gains or losses on terminated interest rate swap positions designated to specific borrowings are recognized as an adjustment to interest expense over the remaining life of the obligations. Interest rate derivative instruments that are not designated to a specific asset or liability are considered investment derivatives and are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized as incurred and included as a component of financing and other income in the consolidated financial statements.

     Revenue Recognition -- Sales revenues are recognized at the date of shipment to customers. Provision is made currently for estimated product returns. Revenue and costs relating to sales of extended service contracts are deferred and amortized over the service period on a straight-line basis.

     Warranty and Other Post-sales Support Programs -- The Company provides currently for the estimated costs which may be incurred under its warranty and other post-sales support programs.

     Income Taxes -- The provision for income taxes is based on earnings reported in the financial statements under an asset and liability approach in accordance with SFAS No. 109 "Accounting for Income Taxes" that requires the recognition of deferred tax assets and liabilities and their reported amounts for financial statement purposes.

     Earnings Per Share -- Earnings per share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options. The Company's preferred stock is not a common share equivalent for earnings per share purposes. The number of common equivalent shares outstanding relating to stock options is computed using the treasury stock method.

NOTE 2 -- SHORT-TERM INVESTMENTS

     At January 30, 1994, the short-term investment portfolio, consisting primarily of debt securities and equity securities with readily determinable fair values, was classified as available-for-sale and measured at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity

                           DELL COMPUTER CORPORATION

Securities." Prior to the adoption of this accounting standard and at January 31, 1993, the short-term investments portfolio was carried at the lower of aggregate amortized cost or market (LCM). Adoption of SFAS No. 115 had no effect on the Company's results of operations.

     Short-term investments at January 30, 1994, and January 31, 1993, consist of the following:

                                                               FISCAL YEAR 1994
                                            -------------------------------------------------------
                                                         UNREALIZED     UNREALIZED     CARRYING AND
                                              COST         GAINS          LOSSES        FAIR VALUE
                                            --------     ----------     ----------     ------------
                                                                (IN THOUSANDS)
    (carried at fair value)
      Preferred stock.....................  $ 52,470       $  484         $3,250         $ 49,704
      Mutual Funds........................    10,000           --             14            9,986
      State and municipal securities......   133,340          263             17          133,586
      U.S. corporate and bank debt........   136,124        4,345             78          140,391
                                            --------     ----------     ----------     ------------
              Total short-term
                investments...............  $331,934       $5,092         $3,359         $333,667
                                            --------     ----------     ----------     ------------
                                            --------     ----------     ----------     ------------

                                                               FISCAL YEAR 1993
                                            -------------------------------------------------------
                                                         UNREALIZED     UNREALIZED     CARRYING AND
                                              COST         GAINS          LOSSES        FAIR VALUE
                                            --------     ----------     ----------     ------------
                                                                (IN THOUSANDS)
    (carried at aggregate LCM)
      Preferred stock.....................  $ 36,701       $  571         $2,848         $ 34,424
      Mutual Funds........................    17,150           --          1,061           16,089
      State and municipal securities......    20,456           53              5           20,504
      U.S. corporate and bank debt........    10,050           --            700            9,350
                                            --------     ----------     ----------     ------------
              Total short-term
                investments...............  $ 84,357       $  624         $4,614         $ 80,367
                                            --------     ----------     ----------     ------------
                                            --------     ----------     ----------     ------------

     The Company's gross realized gains on the sale of short-term investments were $630,000 for 1994 and $595,000 for 1993. Gross realized losses were $1,133,000 for 1994 and $33,000 for 1993. Gross realized gains and losses for 1992 were insignificant.

     A profile of the maturities of debt securities classified as available-for-sale carried at fair value as of January 30, 1994 is presented in the following table.

                                               LESS THAN     60 DAYS TO       ONE TO
                                                60 DAYS       ONE YEAR      THREE YEARS      TOTAL
                                               ---------     ----------     -----------     --------
                                                                  (IN THOUSANDS)
    State and municipal securities...........   $68,350       $  36,548       $28,688       $133,586
    U.S. corporate and bank debt.............    23,059          83,701        33,631        140,391
                                               ---------     ----------     -----------     --------
              Total debt securities..........   $91,409       $ 120,249       $62,319       $273,977
                                               ---------     ----------     -----------     --------
                                               ---------     ----------     -----------     --------

NOTE 3 -- FINANCING ARRANGEMENTS

     On August 26, 1993, the Company issued $100 million of 11% Senior Notes due August 15, 2000. Interest on the Notes is payable semiannually, commencing February 15, 1994. The Notes are redeemable, in whole or in part, at the option of the Company, on and after August 15, 1998 at redemption prices decreasing from 103.50% to 101.75% of principal, depending upon the redemption date plus accrued interest to the date of redemption. In addition, the Company may redeem up to $33.3 million principal amount of the Notes with the proceeds of one or more equity offerings, at any time as a whole or from time to time in part, at a redemption price of 110% of principal, if redeemed at any time on or before February 15, 1995.

                           DELL COMPUTER CORPORATION

     The Indenture governing the Notes contains certain covenants including limitations on the amount of future indebtedness and restrictions on the payment of common stock dividends under certain circumstances. However, covenants limiting future indebtedness may be inapplicable from time to time if the Notes are assigned an investment grade rating by both of the major rating services.

     Concurrently with the issuance of the Notes, the Company entered into interest rate swap agreements and swaptions to reduce its interest costs associated with the Notes and to more efficiently manage market risk associated with changing interest rates. At January 30, 1994, the Company had outstanding interest rate swaps maturing in fiscal 1999 with an aggregate notional amount of $100 million and a swaption expiring in fiscal 1999 with a notional amount of $65 million. The swap agreements effectively change the Company's interest rate exposure from a fixed-rate to a floating-rate basis and resulted in a weighted average interest rate of 9.5% on the Notes for 1994. A written swaption executed by the Company effectively mitigates a portion of the cost associated with the call feature of the Notes and, providing market rates remain at levels when the swaption was issued on October 28, 1993, sets a portion of the Company's interest rate exposure during fiscal 1999 and 2000 to a fixed-rate basis.

     The Company has designated the issuance of the Notes and the related interest rate swap agreements as an integrated transaction. Accordingly, the differential to be paid or received on the swaps is accrued and recognized as an adjustment to interest expense as interest rates change. The swaption is accounted for on a mark-to-market basis and, accordingly, the net unrealized loss of $.5 million is recognized currently in the statement of operations. These instruments involve, in varying degrees, elements of credit or interest rate risk in excess of the amounts recognized in the financial statements. The Company regularly monitors its positions with, and the credit quality of, the financial institutions that are counterparties to these financial instruments, and it does not anticipate nonperformance by the counterparties.

     The Company has a $75 million line of credit facility that bears interest at a defined Base Rate or Eurocurrency Rate with covenants based on minimum pre-tax earnings, a maximum ratio of total liabilities to tangible net worth, and a maximum inventory level. No amounts were outstanding under this credit facility as of January 30, 1994. During the commitment period, the Company is obligated to pay .375% per annum on the unused portion of the credit facility. The credit facility contains certain limitations on the Company's ability to pay dividends with respect to common stock and restricts the payment of dividends on the Series A Convertible Preferred Stock if an event of default has occurred and is continuing or would result therefrom. The maximum available under this credit facility is the lesser of $75 million or eligible receivables as defined in the credit facility, which totaled $41 million as of January 30, 1994.

     During 1993, the Company's subsidiary, Dell Receivables Corporation, entered into a Receivable Purchase Agreement pursuant to which the Company may raise up to $100 million through the sale of interests in certain of its accounts receivable. The funding expense is based on the rate of interest on commercial paper issued by the purchaser. The discount on sale of receivables is included in financing and other income (expense). During 1994, the Company sold $85 million of receivables. As of January 30, 1994, there were no receivables sold which remain to be collected.

     In fiscal 1994, the Company repaid its borrowings under Section 84 of Ireland's Corporation Tax Act of 1976 and retired its commercial paper program.

NOTE 4 -- STOCKHOLDERS' EQUITY

     Preferred Stock -- Simultaneously with the issuance of the Notes on August 26, 1993, the Company sold 1,250,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") generating gross proceeds of $125 million. Preferred stock issuance costs were approximately $4 million. Each share of Preferred Stock entitles its holder to receive annual cumulative cash dividends of $7 and to convert it into 4.2105 shares of common stock (equivalent to a conversion price of $23.75 per share of common stock), subject to adjustment

                           DELL COMPUTER CORPORATION
to prevent dilution in certain circumstances. In the event of voluntary or involuntary liquidation, each share of Preferred Stock entitles its holder to receive up to $100 per share plus an amount equal to accrued and unpaid dividends before any distributions to common stock. The aggregate liquidation preference value of the Preferred Stock at January 30, 1994, was $126.8 million. The preferred shares are not redeemable before August 25, 1996. On and after August 25, 1996, the Preferred Stock may be redeemed by the Company, at its option, in whole or in part at any time at a redemption price per share decreasing from $104.67 to $100, depending on the redemption date, together in each case with any accrued and unpaid dividends.

     Dividends on the Preferred Stock are cumulative, have priority over dividends on common stock, and must be paid in the event of liquidation and before any distribution to holders of common stock. On January 27, 1994, the Board of Directors declared a $1.75 per share quarterly cash dividend which was paid on February 15, 1994, to Preferred Stockholders of record on February 4, 1994.

     In addition, so long as any Preferred Stock is outstanding, the Company may not, without the affirmative vote or consent of the holders of at least 66 2/3% (unless a higher percentage shall then be required by applicable law) of all outstanding shares of Preferred Stock, voting separately as a class, (i) amend, alter or repeal any provision of the Company's Certificate of Incorporation or Bylaws so as to affect adversely the relative rights, preferences, qualifications, limitations, or restrictions of the Preferred stock, (ii) create, authorize or issue, or reclassify any authorized stock of the Company into, or increase the authorized amount of, any series or class of stock that ranks senior to the Preferred Stock as to dividends or distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or any security convertible into any such class or series of such stock, or (iii) enter into a share exchange that affects the Preferred Stock, consolidate with or merge into another entity, or permit another entity to consolidate with or merge into the Company, unless in each such case each share of Preferred Stock remains outstanding and unaffected or is converted into or exchanged for convertible preferred stock of the surviving entity having powers, preferences and relative participating optional or other rights and qualification limitations and restrictions thereof identical to that of a share of Preferred Stock (except for changes that do not affect the holders of the Preferred Stock adversely).

     The holders of the Preferred Stock have no other voting rights except if dividends have not been paid in an aggregate amount for at least six quarterly dividends on such shares. Under these circumstances, the number of members of the Company's Board of Directors will be increased by two, and the holders of the Preferred Stock will be entitled to elect two additional directors at any meeting of stockholders at which directors are to be elected held during the period such dividends remain in arrears.

     Common Stock -- During 1993, the Company's Board of Directors declared a 3 for 2 stock split in the form of a 50% stock dividend. All share and per-share information has been retroactively restated in the consolidated financial statements to reflect the stock split. During 1992, the Company issued 5,762,250 shares of $.01 par value common stock in a public offering. The gross proceeds of the offering amounted to $111,404,000. Common stock issuance costs, which are netted against paid-in capital, were approximately $5,745,000.

     Employee Stock Purchase Plan -- The Company has an Employee Stock Purchase Plan which permits substantially all employees to acquire the Company's common stock. Participating employees may acquire common stock at the end of each period at a purchase price of 85% of the lower of the fair market value at the beginning or the end of the participation period. Periods are semi-annual and begin on January 1 and July 1 of each year. Employees may designate up to 10% of their base compensation for the purchase of common stock. Common stock reserved for future employee purchases aggregated 1,655,036 shares at January 30, 1994, and 893,575 shares at January 31, 1993. Shares issued under this plan were 238,539 shares in 1994, 150,326 shares in 1993 and 137,243 shares in 1992. There have been no charges to income in connection with the issuance of these shares.

                           DELL COMPUTER CORPORATION

     The 401(k) Plan -- The Company has a defined contribution retirement plan which complies with section 401(k) of the Internal Revenue Code. Substantially all employees who have completed six months of service are eligible to participate in the plan. The plan provides for Company matching contributions of 50% of the employees' voluntary contributions, up to a maximum of 6% of the employees' compensation. Common stock reserved for issuance under the 401(k) Plan aggregated 275,605 shares of common stock. The Company has accrued for its estimated matching amounts to be funded from authorized, previously unissued, shares of the Company's common stock. Shares are issued to the plan based on the fair market value of the Company's common stock at the time of issuance. The amounts expensed for the Company's 50% matching contribution during 1994, 1993, and 1992, were $3.0 million, $2.0 million and .9 million, respectively.

     Stock Option Plans -- In 1993, the Company's Board of Directors voted to adopt the 1993 Stock Option Plan (the "1993 Plan") with provisions substantially the same as those of the 1989 Stock Option Plan (the "1989 Plan") which was adopted by the Board of Directors in 1989, as amended. At January 30, 1994, substantially all employees and directors are eligible to receive options to purchase a maximum aggregate of 11.25 million shares of the Company's common stock under the 1993 Plan and 1989 Plan, as amended. Options granted may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. Options under the 1993 Plan and the 1989 Plan must be granted within ten years of the plan adoption date. Stock options are generally issued at fair market value. The right to purchase shares under the existing stock option plans typically vest over a five year period beginning on either the option holder's date of hire or the option's date of grant. Incentive options must be exercised within ten years from date of grant. For stock options which have been issued at discounted prices, the Company accrues compensation expense over the vesting period for the difference between the exercise price and the fair market value on the measurement date. Options vesting over a ten year period with an exercise price of $.01 per share were granted to certain key employees in 1994 and 1993 at fair market values ranging from $18.50 to $36.50 and $15.75 to $35.88, respectively. Options on 1,046,213 shares were exercisable under the plans at January 30, 1994.

     Prior to the adoption of the 1989 Stock Option Plan, the Company had two incentive stock option plans and a nonqualified stock option plan for its employees and directors. Options under those plans must be exercised within ten years from date of grant.

                           DELL COMPUTER CORPORATION

     The following table summarizes activity under the plans for each of the three years ended January 30, 1994:

                                                                     STOCK OPTION PLANS
                                                      -------------------------------------------------
                                                                               NUMBER OF SHARES
                                                       PRICE RANGE      -------------------------------
                                                        OF SHARES           UNDER           AVAILABLE
                                                       UNDER OPTION        OPTION           FOR GRANT
                                                      --------------    -------------     -------------
OUTSTANDING AT FEBRUARY 3, 1991.....................    $ .11-$ 8.79        2,811,703           537,118
Authorizations for grant............................              --               --         4,500,000
Granted.............................................    $9.77-$19.55        1,853,625        (1,853,625)
Canceled............................................    $ .11-$17.33         (143,369)          112,568
Exercised...........................................    $ .11-$17.33         (794,186)               --
                                                                        -------------     -------------
OUTSTANDING AT FEBRUARY 2, 1992.....................    $ .11-$19.55        3,727,773         3,296,061
Granted.............................................    $ .01-$36.31        2,642,079        (2,642,079)
Canceled............................................    $ .01-$24.69         (475,729)          433,264
Exercised...........................................    $ .11-$23.31         (850,135)               --
                                                                        -------------     -------------
OUTSTANDING AT JANUARY 31, 1993.....................    $ .01-$36.31        5,043,988         1,087,246
Authorizations for grant............................              --               --         4,500,000
Granted.............................................    $ .01-$36.31        2,505,590        (2,505,590)
Canceled............................................    $ .01-$30.69       (1,204,814)        1,197,794
Exercised...........................................    $ .01-$23.66         (726,412)               --
                                                                        -------------     -------------
OUTSTANDING AT JANUARY 30, 1994.....................    $ .01-$36.31        5,618,352         4,279,450
                                                                        -------------     -------------
                                                                        -------------     -------------

     On August 24, 1993, the Company granted 390,623 nonqualified options to purchase its common stock at $18.69 per share under the 1993 Plan in exchange for cancellation of outstanding options to purchase its common stock for $30.69 which had been previously granted under the 1989 Plan. Pursuant to the exchange agreement, vesting of these options shall occur on the earlier of August 24, 2002, or the date that the Company's common stock has traded for thirty consecutive days at or above $32.69 per share.

NOTE 5 -- INCOME TAXES

     The provision for income taxes consists of the following:

                                                                     FISCAL YEAR
                                                           --------------------------------
                                                             1994        1993        1992
                                                           --------    --------    --------
                                                                    (IN THOUSANDS)
    Current:
      U.S. Federal.......................................  $ 29,404    $ 42,827    $ 26,200
      Foreign............................................     8,033      12,727       7,357
    Prepaid..............................................   (40,370)    (13,904)    (11,053)
                                                           --------    --------    --------
    Provision for income taxes (benefit).................  $ (2,933)   $ 41,650    $ 22,504
                                                           --------    --------    --------
                                                           --------    --------    --------

     Income (loss) before income taxes included approximately ($32) million, $51 million and $28 million related to foreign operations in the fiscal years ended January 30, 1994, January 31, 1993, and February 2, 1992, respectively.

     The Company has not recorded a deferred income tax liability of $2.7 million for additional U.S. federal income taxes that would result from the distribution of earnings of its foreign subsidiaries, if they were repatriated. The Company currently intends to reinvest indefinitely the undistributed earnings of its foreign subsidiaries.

                           DELL COMPUTER CORPORATION

     The deferred tax asset is comprised of the following principal temporary differences:

                                                          JANUARY 30,    JANUARY 31,    FEBRUARY 2,
                                                             1994           1993           1992
                                                          -----------    -----------    -----------
                                                                       (IN THOUSANDS)
    Depreciation........................................    $   (96)       $ 1,578        $ 1,398
    Provisions for doubtful accounts and returns........     19,988         13,472          6,395
    Inventory and warranty provisions...................     27,626         13,032          9,227
    Deferred service contract revenue...................      9,507          3,074          1,386
    Other...............................................      7,239         (1,979)         4,680
                                                          -----------    -----------    -----------
    Deferred tax asset..................................    $64,264        $29,177        $23,086
                                                          -----------    -----------    -----------
                                                          -----------    -----------    -----------

     The difference between the income tax provisions in the consolidated financial statements and the tax expense computed at the United States statutory rates are as follows:

                                                                      FISCAL YEAR
                                                             ------------------------------
                                                               1994       1993       1992
                                                             --------    -------    -------
                                                                     (IN THOUSANDS)
    Tax provision (benefit) computed at the U.S. federal
      statutory rate of 35%, 34%, and 34%, respectively....  $(13,568)   $48,719    $24,963
    Research and development credit........................    (1,345)    (1,007)    (1,072)
    Foreign income taxed at different rate.................    10,315     (7,849)    (1,831)
    Net operating loss carryovers..........................     3,969       (204)        --
    Other nondeductible accruals...........................    (1,568)        --         --
    Other..................................................      (736)     1,991        444
                                                             --------    -------    -------
    Provision (benefit) for income taxes...................  $ (2,933)   $41,650    $22,504
                                                             --------    -------    -------
                                                             --------    -------    -------
    Effective tax rates....................................       7.6%      29.1%      30.7%
                                                             --------    -------    -------
                                                             --------    -------    -------

NOTE 6 -- FINANCIAL INSTRUMENTS

  Financial instruments with off-balance sheet risk

     Foreign exchange hedging instruments -- The results of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the United States dollar. The financial statements of the Company's international subsidiaries are generally measured using the local currency as the functional currency. Accordingly, an increase in the value of the United States dollar increases the cost of component purchases made by the Company's international subsidiaries which are denominated in the United States dollar. The Company's hedging activities primarily consist of hedging anticipated, but not firmly committed, intercompany sales to its international subsidiaries and the resulting intercompany balances.

     From March 1991 until March 20, 1992, the Company principally used combination foreign currency option contracts to hedge anticipated intercompany sales to its international subsidiaries. After consideration of the deliberations of the Emerging Issues Task Force, in the fourth quarter of fiscal 1992 the Company began to account on a mark-to-market basis for open combination option contracts entered into with the same strike prices and maturities ("synthetic forward contracts") which were originally entered into to hedge anticipated fiscal 1993 sales to international subsidiaries. Accordingly, the Company recognized unrealized losses of $4.0 million related to open synthetic forward contracts as a component of cost of sales in its consolidated statement of income for 1992. Based upon foreign currency exchange rates at February 2, 1992, option contracts which hedged anticipated shipments to international subsidiaries had a combined net realized and unrealized loss of $25.1 million.

                           DELL COMPUTER CORPORATION

     At January 30, 1994 and January 31, 1993, the Company had no combination foreign currency contracts outstanding. Based upon foreign currency exchange rates at January 30, 1994 and January 31, 1993, purchased option contracts which effectively hedge anticipated, but not firmly committed, foreign currency transactions had a combined net realized and unrealized gain of $2.2 million and $2.0 million, respectively. Since March 20, 1992, the Company's use of issued option contracts in the execution of its hedging program has been limited to cancellation of previously purchased foreign currency option contracts. Forward contracts designated to hedge foreign currency transaction exposures with maturity dates of less than twelve months of $19 million and $15 million were outstanding at January 30, 1994 and January 31, 1993, respectively.

     On November 30, 1992, the Securities and Exchange Commission's (the "Commission") Division of Enforcement notified the Company that it was beginning an informal inquiry regarding the Company's accounting practices for foreign currency hedging and trading activities and the completeness of the Company's public disclosure about those activities. The Company believes its accounting treatment for foreign currency hedging and trading activities complies with generally accepted accounting principles in all material respects and that the Company has provided appropriate disclosures of its hedging activities.

     Interest Rate Derivative Instruments -- The Company utilizes a variety of interest rate derivative instruments to more efficiently manage its principal, market and credit risks as well as enhance its investment yield. Derivative instruments used include interest rate swaps, written and purchased options and swaptions (options to enter into interest rate swaps). Interest rate derivatives are financial instruments whose value is "derived" from an underlying interest rate or a relationship between interest rates. The Company also uses interest rate derivatives to synthetically create investment securities more economically than traditionally structured cash investments. The Company structures derivative instruments in interest rate markets in countries where it has foreign operations.

     At January 30, 1994, and January 31, 1993, the Company had outstanding interest rate derivative contracts with a total notional amount of $355 million and $180 million, respectively. Interest rate derivatives generally involve exchanges of interest payments based upon fixed and floating interest rates without exchanges of underlying notional amounts. Consequently, the Company's exposure to credit loss is significantly less than the stated notional amounts. The Company's investment policy limits the weighted average maturity of its investment derivative portfolio to a maximum of three years and limits the maturity of individual positions to a maximum of five years. At January 30, 1994, the weighted average maturity of the investment derivative portfolio was
1.8 years.

     The value of the Company's investment derivatives arise principally from changes in interest rates. At January 30, 1994, the value of Company's short-term and derivative investment portfolio is subject to movements in United States, Canadian, Japanese and European interest rate markets and, generally, would be adversely impacted by increases in market rates of interest. Since January 30, 1994, the value of the Company's short-term and investment derivative portfolios has decreased as a result of interest rate increases in these markets. If interest rate market conditions as of March 2, 1994 prevail, the Company's investment income, included as a component of financing and other, will be adversely affected by the recognition of realized and unrealized losses.

     The Company has also entered into certain interest rate derivative instruments as a means of managing its interest rate risk and the interest costs associated with the Senior Notes issued during 1994 (See Note 3).

                           DELL COMPUTER CORPORATION

  Fair value of financial instruments

     The estimated fair value amounts disclosed under SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" have been determined by the Company using available market information and appropriate valuation methodologies as described below. However, considerable judgment is necessary in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Changes in assumptions could significantly affect the estimates. Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The estimated fair values of the Company's other financial instruments as of January 30, 1994, and January 31, 1993, are as follows (in thousands):

                                                   JANUARY 30, 1994           JANUARY 31, 1993
                                                -----------------------     ---------------------
                                                CARRYING        FAIR        CARRYING       FAIR
                                                 AMOUNT         VALUE        AMOUNT       VALUE
                                                ---------     ---------     --------     --------
                                                                 (IN THOUSANDS)
Short-term investments........................  $ 333,667     $ 333,667     $ 80,367     $ 80,367
Long-term debt................................   (100,000)     (105,500)          --           --
Foreign currency hedging instruments:
  Foreign exchange forward contracts..........        (81)          (81)     (23,661)     (23,661)
  Foreign currency option contracts...........      8,035         8,035       38,533       38,533
Interest rate derivative instruments:
  Interest rate swaps designated to long-term
     debt.....................................         --        (1,170)          --           --
  Unmatched interest rate derivatives --
     Interest rate options and swaptions......     (2,444)       (2,444)      (5,550)      (5,550)
     Interest rate swaps......................        812           812           --           --

     The fair values of short-term investments, long-term debt and interest rate derivative instruments were estimated based upon quotes from brokers. Foreign exchange forward contracts, fair values are estimated using market quoted rates of exchange at the applicable balance sheet date. The estimated fair value of foreign currency option contracts is based on market quoted rates of exchange at the applicable balance sheet date and the Black-Sholes options pricing model.

  Concentrations of credit risk

     All of the Company's foreign exchange and interest rate derivative instruments involve elements of market and credit risk in excess of the amounts recognized in the financial statements. The counterparties to financial instruments consist of a number of major financial institutions. In addition to limiting the amount of agreements and contracts it enters into with any one party, the Company regularly monitors its positions with and the credit quality of the financial institutions which are counterparties to these financial instruments, and it does not anticipate nonperformance by the counterparties.

     The Company has business activities with large corporate, government and education customers, medium-to small-sized businesses and individuals and remarketers. Its receivables from such parties are well diversified. The Company places its short-term investments with high quality financial institutions and other companies and currently invests primarily in debt instruments that have maturities of less than three years and equity securities. In management's opinion, no significant concentration of credit risk exists for the Company.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     Legal Matters -- The Company is subject to certain legal proceedings and claims which arise in the ordinary course of its business. Additionally, the Company has been made aware of others in the industry who

                           DELL COMPUTER CORPORATION
assert exclusive rights to certain technologies, some of which have offered related licenses to the Company. Such an offer of a license is usually taken in the industry as a notice of a patent infringement claim. The Company's policy is to evaluate such claims on a case-by-case basis and, if appropriate, to enter into licensing arrangements that appear necessary or desirable. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's financial condition or results of operations.

     The Company and its Chairman, Michael S. Dell, are defendants in nineteen lawsuits filed between May and November 1993, in the United States District Court for the Western District of Texas, Austin Division. Thomas J. Meredith, the Company's Chief Financial Officer, is also a defendant in seven of the lawsuits. Joel Kocher, Senior Vice President of the Company, is also a defendant in one of the lawsuits, but the plaintiffs have conditionally agreed to dismiss him. The suits have been consolidated, an amended and consolidated complaint has been filed, and the plaintiffs have requested class certification for a class of persons who purchased or held the Company's common stock between February 24, 1993, and July 14, 1993. In general, the plaintiffs allege that the Company made overly optimistic forecasts about the Company's prospects without a reasonable basis and failed to disclose adverse material information about the Company's business (particularly with regard to problems in its notebook business) on a timely basis, thereby inducing the plaintiffs to buy Company common stock at artificially high prices. The plaintiffs also allege that Mr. Dell sold securities of the Company while in the possession of material, non-public information about the Company. The consolidated complaint asserts that these actions or omissions violated various provisions of the federal securities laws, particularly Section 10(b) of the Exchange Act and Rule 10b-5; that Mr. Dell's trades violated Section 20A of the Exchange Act; and that the defendants violated provisions of Texas statutes and common law principles against negligent misrepresentation and deceit. The complaint seeks unspecified damages. The Company has moved for dismissal of the complaint and intends to defend itself and its officers vigorously. It is the Company's policy to make accruals for potential liability or settlement of litigated matters as appropriate. The Company believes that its current accruals with respect to these lawsuits are adequate. However, in the event the Company is ultimately found liable in these lawsuits, it could have a material adverse effect on the Company's financial condition and results of operations.

     Other Commitments -- The Company is subject to certain patent royalty agreements that require fixed payments with scheduled increases over the next five years. The Company is also subject to software royalty agreements that require cash payments over the next three years. Additionally, the Company leases property and equipment, manufacturing facilities and office space under non-cancelable leases. Certain leases obligate the Company to pay taxes, maintenance and repair costs.

     Future minimum payments under these leases at January 30, 1994 are as follows:

FISCAL                                                                OPERATING
 YEAR                                                                   LEASES
- ------                                                              --------------
                                                                    (IN THOUSANDS)
 1995.............................................................     $ 13,539
 1996.............................................................        9,461
 1997.............................................................        5,981
 1998.............................................................        4,264
 1999.............................................................        2,320
 Thereafter.......................................................        1,570
                                                                    --------------
 Total minimum lease payments required............................     $ 37,135
                                                                    --------------
                                                                    --------------

     Rental expense recorded under all operating leases was $19 million, $14 million and $11 million for the fiscal years ended 1994, 1993, and 1992, respectively.

                           DELL COMPUTER CORPORATION

NOTE 8 -- RESTRUCTURING AND OTHER CHARGES

     During the first half of 1994, the Company delayed and canceled certain notebook development projects and reevaluated its probable future sales for the notebook products then offered. The Company recorded over $39.3 million of charges in the first half of 1994 due to the notebook inventory writedowns and delayed and canceled notebook projects. The Company canceled its existing notebook product line in August, 1993 and sold its then-remaining inventories of notebooks at significantly reduced prices. The Company has focused its efforts on the development of a 486-based notebook product line and is re-entering the notebook computer market with a phased approach. Completion of the first phase of the Company' s re-entry into the notebook computer market resulted in the introduction on February 21, 1994, of the 486-based Dell Latitude family of notebook computers.

     During the first half of 1994, the Company also recorded $29.3 million of other costs, consisting mostly of inventory writedowns and related costs. These charges arose from the Company's determination that certain products and inventory were excess or obsolete because the products were scheduled to be replaced with newer products or because the Company otherwise had lowered its estimates of expected demand for materials in inventory or under outstanding purchase commitments.

     Also during the first half of 1994, the Company recorded $22.8 million for the costs of consolidating operations, writing off of certain assets, and making employee severance payments. Most of the charges in this area were associated with consolidating certain common functions in the European subsidiaries and creating regional business units. This consolidation effort is designed to reduce redundant costs and improve the Company's ability to deliver higher levels of operational efficiency and higher quality support in European markets. Operations in some subsidiaries have been closed and transferred to other subsidiaries, and some consolidation is occurring outside of Europe. Approximately 60% of the restructuring charges are cash provisions, approximately half of which will be incurred in fiscal 1995.

NOTE 9 -- GEOGRAPHIC AREA INFORMATION

     The Company operates in one industry and is engaged in the design, manufacture, marketing, service and support of personal computers and related equipment. Transfers between geographic areas are recorded at cost plus a markup.

                                                              FISCAL YEAR 1994
                                 --------------------------------------------------------------------------
                                   NORTH                        OTHER
                                  AMERICA       EUROPE      INTERNATIONAL     ELIMINATIONS     CONSOLIDATED
                                 ---------     --------     -------------     ------------     ------------
                                                            (IN THOUSANDS)
Sales to unaffiliated
  customers..................... $2,012,697    $781,905       $  78,563         $     --        $ 2,873,165
Transfers between geographic
  areas.........................     53,159          --              --          (53,159)                --
                                 ---------     --------     -------------     ------------     ------------
          Total sales........... $2,065,856    $781,905       $  78,563         $(53,159)       $ 2,873,165
                                 ---------     --------     -------------     ------------     ------------
                                 ---------     --------     -------------     ------------     ------------
Operating income................ $  (34,921)   $ 14,610       $ (18,713)        $     --        $   (39,024)
                                 ---------     --------     -------------     ------------     ------------
                                 ---------     --------     -------------     ------------     ------------
Identifiable assets............. $  881,736    $229,609       $  29,135         $     --        $ 1,140,480
                                 ---------     --------     -------------     ------------     ------------
                                 ---------     --------     -------------     ------------     ------------

                           DELL COMPUTER CORPORATION

                                                              FISCAL YEAR 1993
                                 --------------------------------------------------------------------------
                                   NORTH                        OTHER
                                  AMERICA       EUROPE      INTERNATIONAL     ELIMINATIONS     CONSOLIDATED
                                 ---------     --------     -------------     ------------     ------------
                                                           (IN THOUSANDS)
Sales to unaffiliated
  customers..................... $1,451,801    $552,999       $   9,124         $     --        $ 2,013,924
Transfers between geographic
  areas.........................     42,986          --       $      --          (42,986)                --
                                 ----------    --------     -------------     ------------     ------------
          Total sales........... $1,494,787    $552,999       $   9,124         $(42,986)       $ 2,013,924
                                 ----------    --------     -------------     ------------     ------------
                                 ----------    --------     -------------     ------------     ------------
Operating income................ $  110,725    $ 34,668       $  (6,281)        $     --        $   139,112
                                 ----------    --------     -------------     ------------     ------------
                                 ----------    --------     -------------     ------------     ------------
Identifiable assets............. $  664,759    $251,633       $  10,613         $     --        $   927,005
                                 ----------    --------     -------------     ------------     ------------
                                 ----------    --------     -------------     ------------     ------------

                                                              FISCAL YEAR 1992
                                 --------------------------------------------------------------------------
                                   NORTH                        OTHER
                                  AMERICA       EUROPE      INTERNATIONAL     ELIMINATIONS     CONSOLIDATED
                                 ---------     --------     -------------     ------------     ------------
                                                           (IN THOUSANDS)
Sales to unaffiliated
  customers..................... $ 648,081     $241,858       $      --         $     --        $   889,939
Transfers between geographic
  areas.........................    53,288           --              --          (53,288)                --
                                 ---------     --------     -------------     ------------     ------------
          Total sales........... $ 701,369     $241,858       $      --         $(53,288)       $   889,939
                                 ---------     --------     -------------     ------------     ------------
                                 ---------     --------     -------------     ------------     ------------
Operating income................ $  44,742     $ 22,134       $      --         $     --        $    66,876
                                 ---------     --------     -------------     ------------     ------------
                                 ---------     --------     -------------     ------------     ------------
Identifiable assets............. $ 410,917     $148,646       $      --         $     --        $   559,563
                                 ---------     --------     -------------     ------------     ------------
                                 ---------     --------     -------------     ------------     ------------

                           DELL COMPUTER CORPORATION

NOTE 10 -- SUPPLEMENTAL FINANCIAL INFORMATION

                                                                         JANUARY      JANUARY
                                                                           30,          31,
                                                                           1994         1993
                                                                         --------     --------
                                                                            (IN THOUSANDS)
SUPPLEMENTAL STATEMENT OF FINANCIAL POSITION INFORMATION
Accounts receivable:
  Gross accounts receivable............................................  $436,789     $388,013
  Allowance for doubtful accounts......................................   (26,015)     (14,000)
                                                                         --------     --------
                                                                         $410,774     $374,013
                                                                         --------     --------
                                                                         --------     --------
Inventories:
  Production materials.................................................  $195,744     $281,245
  Work-in-process and finished goods...................................    24,521       21,975
                                                                         --------     --------
                                                                         $220,265     $303,220
                                                                         --------     --------
                                                                         --------     --------
Other current assets:
  Deferred premiums and other foreign exchange contracts...............  $  8,035     $ 38,533
  Deferred income taxes................................................    64,264       29,177
  Other current assets.................................................     8,024       12,529
                                                                         --------     --------
                                                                         $ 80,323     $ 80,239
                                                                         --------     --------
                                                                         --------     --------
Property and Equipment:
  Land and buildings...................................................  $ 12,157     $  4,433
  Computer equipment...................................................    63,531       45,792
  Office furniture and fixtures........................................    20,992       18,587
  Machinery and other equipment........................................    28,377       23,980
  Leasehold improvements...............................................    26,645       21,330
                                                                         --------     --------
  Total property and equipment.........................................   151,702      114,122
  Accumulated depreciation and amortization............................   (64,810)     (43,660)
                                                                         --------     --------
                                                                         $ 86,892     $ 70,462
                                                                         --------     --------
                                                                         --------     --------
Accrued liabilities:
  Royalties and licensing..............................................  $ 50,185     $ 43,172
  Payable on foreign exchange forward contracts........................        81       23,661
  Accrued compensation.................................................    14,396       22,310
  Accrued warranty costs...............................................    49,201       20,588
  Taxes other than income taxes........................................    18,143       13,357
  Deferred profit on warranty contracts................................    21,106        8,772
  Drawdown of line of credit...........................................        --        8,500
  Accrued losses on interest rate swaps................................        --        5,550
  Other accrued liabilities............................................    84,539       25,563
                                                                         --------     --------
                                                                         $237,651     $171,473
                                                                         --------     --------
                                                                         --------     --------

                           DELL COMPUTER CORPORATION

                                                           JANUARY       JANUARY
                                                             30,           31,        FEBRUARY 2,
                                                             1994         1993           1992
                                                           --------     ---------     -----------
                                                                     (IN THOUSANDS)
SUPPLEMENTAL STATEMENT OF OPERATIONS INFORMATION
Research, development and engineering expenses:
  Research and development expenses......................  $ 36,338     $  31,282      $  24,848
  Engineering expenses...................................    12,596        11,076          8,292
                                                           --------     ---------     -----------
                                                           $ 48,934     $  42,358      $  33,140
                                                           --------     ---------     -----------
                                                           --------     ---------     -----------
Financing and other income (expenses):
  Investment income:
     Short-term investment income, net...................  $  8,772     $  12,945      $   6,931
     Interest rate derivatives...........................     5,184         2,505          5,462
  Interest expense.......................................    (8,350)       (7,869)        (1,784)
  Foreign currency transaction...........................       777         9,084           (451)
  Foreign currency trading...............................        --        (9,649)        (1,123)
  Other..................................................    (6,125)       (2,836)        (2,496)
                                                           --------     ---------     -----------
                                                           $    258     $   4,180      $   6,539
                                                           --------     ---------     -----------
                                                           --------     ---------     -----------

                                                           JANUARY       JANUARY
                                                             30,           31,        FEBRUARY 2,
                                                             1994         1993           1992
                                                           --------     ---------     -----------
                                                                     (IN THOUSANDS)
SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION
Changes in operating working capital accounts:
  Accounts receivable, net...............................  $(44,942)    $(222,470)     $ (79,329)
  Inventories............................................    81,605      (180,517)       (38,507)
  Accounts payable.......................................    (5,260)      208,923         22,898
  Accrued liabilities....................................    70,782        56,208         65,209
  Other..................................................    (5,177)      (24,665)       (41,233)
                                                           --------     ---------     -----------
                                                           $ 97,008     $(162,521)     $ (70,962)
                                                           --------     ---------     -----------
                                                           --------     ---------     -----------
Changes in non-current assets and liabilities:
  Other assets...........................................  $    974     $  (1,116)     $  (1,277)
  Other liabilities......................................    16,280         3,227          2,148
                                                           --------     ---------     -----------
                                                           $ 17,254     $   2,111      $     871
                                                           --------     ---------     -----------
                                                           --------     ---------     -----------
Supplemental cash flow information:
  Income taxes paid......................................  $  6,671     $  27,233      $  19,611
  Interest paid..........................................  $  5,024     $   1,334      $     882

                           DELL COMPUTER CORPORATION

NOTE 12 -- QUARTERLY RESULTS (UNAUDITED)

     The following tables contain selected unaudited consolidated statement of operations and stock price data for each quarter of fiscal 1994 and 1993. The Company believes this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                    4TH          3RD          2ND          1ST
                                                  QUARTER      QUARTER      QUARTER      QUARTER
                                                  --------     --------     --------     --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL YEAR 1994
Net sales.......................................  $742,948     $757,284     $700,569     $672,364
Gross profit....................................   138,350      135,568       45,774      113,124
Operating income (loss).........................    27,156       17,789      (98,118)      14,149
Net income (loss)...............................    17,708       11,982      (75,708)      10,185
Earnings (loss) per common share................  $    .39     $    .26     $  (2.03)    $    .25
Shares used in per share calculation............    39,870       39,653       37,229       40,455
Stock sales prices per share:
  High..........................................  $ 27 3/4     $     21     $     34     $     49
  Low...........................................  $ 20 3/4     $ 16 1/8     $ 15 7/8     $     28

                                                    4TH          3RD          2ND          1ST
                                                  QUARTER      QUARTER      QUARTER      QUARTER
                                                  --------     --------     --------     --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL YEAR 1993
Net sales.......................................  $620,306     $570,019     $457,477     $366,122
Gross profit....................................   127,389      121,998      104,032       96,033
Operating income................................    44,805       38,490       29,233       26,584
Net income......................................    31,286       28,625       21,936       19,795
Earnings per share..............................  $    .77     $    .72     $    .57     $    .52
Shares used in per share calculation............    40,506       39,569       38,460       38,030
Stock sales price per share:
  High..........................................  $ 49 3/8     $ 35 3/8     $     28     $ 28 1/8
  Low...........................................  $ 33 3/8     $ 22 5/8     $ 15 3/8     $ 20 1/2

     Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

                                    PART III

ITEM 10. DELL'S DIRECTORS AND EXECUTIVE OFFICERS

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for in these four items is incorporated by reference to Dell Computer Corporation's definitive proxy statement relating to its annual meeting of stockholders, which will be filed with the Commission within 120 days of the end of fiscal 1994.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following financial statements, financial statement schedules and exhibits are filed as part of this 10-K.

     Financial Statements and Financial Statement Schedules -- See Index to Consolidated Financial Statements at Item 8 on page 22 of this report.

EXHIBITS

  EXHIBIT
    NO.                              DESCRIPTION OF EXHIBIT                            SOURCE
- ---------  --------------------------------------------------------------------------  ------
    3.1    -- Certificate of Incorporation of Dell Computer Corporation (the
              "Company"), as amended (incorporated by reference to Exhibit 3.1 of the
              Company's Annual Report on Form 10-K for the year ended February 2,
              1992, Commission File No. 0-17017).....................................
    3.2    -- Certificate of Amendment to the Certificate of Incorporation of the
              Company (incorporated by reference to Exhibit 3.2 of the Company's
              Annual Report on Form 10-K for the year ended January 31, 1993,
              Commission File No. 0-17017)...........................................
    3.3    -- Certificate of Stock Designation of the Company (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on
              Form S-4 as filed with the Securities and Exchange Commission on
              October 1, 1993, Registration
              No. 33-69680)..........................................................
    3.4    -- Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the
              Company's Annual Report on Form 10-K for the year ended February 2,
              1992, Commission File No. 0-17017).....................................
    4.1    -- Indenture dated as of August 15, 1993, between the Company and The
              First National Bank of Boston regarding 11% Senior Notes Due August 15,
              2000 (incorporated by reference to Exhibit 4.1 of the Company's
              Registration Statement on Form S-4 as filed with the Securities and
              Exchange Commission on October 1, 1993, Registration No. 33-69680).....
    4.2    -- Exchange and Registration Rights dated as of August 15, 1993, between the Company and the purchasers of 11% Senior Notes Due August 15, 2000
              (incorporated by reference to Exhibit 4.2 of the Company's Registration
              Statement on Form S-4 as filed with the Securities and Exchange
              Commission on October 1, 1993, Registration No. 33-69680)..............
   10.1    -- Dell Computer Corporation 1986 Incentive Stock Option Plan, as amended
              (incorporated by reference to Exhibit 4c of the Company's Registration
              Statement on Form S-8 as filed with the Securities and Exchange
              Commission on September 20, 1988, Registration No. 33-24621)...........
   10.2    -- Dell Computer Corporation 1987 Incentive Stock Option Plan, as amended
              (incorporated by reference to Exhibit 4d of the Company's Registration
              Statement on Form S-8 as filed with the Securities and Exchange
              Commission on September 20, 1988, Registration No. 33-24621)...........
   10.3    -- Dell Computer Corporation 1987 Non-qualified Stock Option Plan, as amended, including the UK Scheme (incorporated by reference to Exhibit
              4e of the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on September 20, 1988,
              Registration No. 33-24621).............................................

  EXHIBIT
    NO.                              DESCRIPTION OF EXHIBIT                            SOURCE
- ---------  --------------------------------------------------------------------------  ------
   10.4    -- Dell Computer Corporation 1989 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 of the Company's
              Annual Report on Form 10-K for the year ended January 31, 1993,
              Commission File No. 0-17017)...........................................
   10.5    -- Dell Computer Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4d of the Company's Registration Statement on Form
              S-8 as filed with the Securities and Exchange Commission on October 30,
              1989, Registration No. 33-31812).......................................
   10.6    -- Dell Computer Corporation 401(k) Plan (incorporated by reference to
              Exhibit 10f of the Company's Annual Report on Form 10-K for the year ended February 2, 1990, Commission File No. 0-17017)...................
   10.7    -- First Amendment to Exhibit 10.6, Dell Computer Corporation 401(k) Plan
              (incorporated by reference to Exhibit 10.7 of the Company's Annual
              Report on Form 10-K for the year ended February 3, 1991, Commission
              File
              No. 0-17017)...........................................................
   10.8    -- Second Amendment to Exhibit 10.6, Dell Computer Corporation 401(k) Plan
              (incorporated by reference to Exhibit 10.8 of the Company's Annual
              Report on Form 10-K for the year ended January 31, 1993, Commission
              File
              No. 0-17017)...........................................................
   10.9    -- Dell Computer Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K
              for the year ended February 3, 1991, Commission File No. 0-17017)......
   10.10   -- Credit Agreement between the Company and Citibank, N.A., for itself and as agent for the other banks named therein dated June 18, 1993, together with Amendment No. 1 to Credit Agreement between the Company and Citibank, N.A., for itself and as agent for the other banks named therein dated July 30, 1993. A list of schedules and exhibits to the
              Credit Agreement is included on page iv of the Credit Agreement. The
              Company hereby agrees to furnish supplementally to the Securities and
              Exchange Commission on request a copy of any omitted schedule or exhibit to the Credit Agreement (incorporated by reference to Exhibit
              10.19 of the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on October 1, 1993, Registration
              No. 33-69680)..........................................................
   10.11   -- Form of Indemnity Agreement between the Company and certain of its officers, directors and key employees (incorporated by reference to
              Exhibit 10.23 of the Company's Registration Statement on Form S-1 as
              filed with the Securities and Exchange Commission on May 12, 1988,
              Registration No. 33-21823).............................................
   10.12   -- Lease Agreement for Arboretum Point dated July 25, 1987 (incorporated by reference to Exhibit 10.25 of the Company's Registration Statement
              on Form S-1 as filed with the Securities and Exchange Commission on May
              12, 1988, Registration No. 33-21823)...................................
   10.13   -- First through Fourth Amendments to Exhibit 10.24, Lease Agreement for
              Arboretum Point (incorporated by reference to Exhibit 10r of the
              Company's Annual Report on Form 10-K for the year ended January 27,
              1989, Commission File No. 0-17017).....................................
   10.14   -- Fifth Amendment to Exhibit 10.24, Lease Agreement for Arboretum Point
              (incorporated by reference to Exhibit 19b of the Company's Quarterly
              Report on Form 10-Q for the quarter ended July 28, 1989, Commission
              File No. 0-17017)......................................................

  EXHIBIT
    NO.                              DESCRIPTION OF EXHIBIT                            SOURCE
- ---------  --------------------------------------------------------------------------  ------
   10.15   -- Sixth Amendment to Exhibit 10.24, Lease Agreement for Arboretum Point
              (incorporated by reference to Exhibit 10.25 of the Company's Annual
              Report on Form 10-K for the year ended January 31, 1993, Commission
              File No. 0-17017)......................................................
   10.16   -- Lease Agreement for Building 12 in Braker Center dated January 6, 1989
              (incorporated by reference to Exhibit 10s of the Company's Annual
              Report on Form 10-K for the year ended January 27, 1989, Commission
              File No. 0-17017)......................................................
   10.17   -- Two Amendments to Exhibit 10.28 Lease Agreement for Building 12 in
              Braker Center (incorporated by reference to Exhibit 10.27 of the
              Company's Annual Report on Form 10-K for the year ended January 31,
              1993, Commission File No. 0-17017).....................................
   10.18   -- Agreement between the Company and Michael S. Dell dated May 12, 1988, with the Employment Agreement between Michael S. Dell and a predecessor of Dell Computer Corporation dated May 3, 1984 (incorporated by reference to Exhibit 10.25 of Amendment No. 3 to the Company's
              Registration Statement on Form S-1, as filed with the Securities and
              Exchange Commission on March 27, 1991, Registration No. 33-38991)......
   10.19   -- Employment Agreement between the Company and Joel Kocher effective as of December 14, 1987 (incorporated by reference to Exhibit 10.22 of
              Amendment No. 3 to the Company's Registration Statement on Form S-1, as
              filed with the Securities and Exchange Commission on March 27, 1991,
              Registration No. 33-38991).............................................
   10.20   -- Employment Agreement between the Company and Savino R. Ferrales effective as of January 9, 1989 (incorporated by reference to Exhibit
              10.21 of Amendment No. 3 to the Company's Registration Statement on
              Form S-1, as filed with the Securities and Exchange Commission on March
              27, 1991, Registration No. 33-38991)...................................
   10.21   -- Employment Agreement between the Company and Richard E. Salwen effective as of June 12, 1989, with a letter agreement dated May 21,
              1989 (incorporated by reference to Exhibit 10.23 of Amendment No. 3 to the Company's Registration Statement on Form S-1, as filed with the
              Securities and Exchange Commission on March 27, 1991, Registration No.
              33-38991)..............................................................
   10.22   -- Employment Agreement between the Company and Thomas J. Meredith dated
              November 16, 1992 (incorporated by reference to Exhibit 10.36 of the
              Company's Annual Report on Form 10-K for the year ended January 31,
              1993, Commission File No. 0-17017).....................................
   10.23   -- Employment Agreement between the Company and L. Scott Flaig dated
              December 1, 1992 (incorporated by reference to Exhibit 10.37 of the
              Company's Annual Report on Form 10-K for the year ended January 31,
              1993, Commission File No. 0-17017).....................................
   10.24   -- Form of Stock Option Agreement under the 1989 Stock Option Plan
              (incorporated by reference to Exhibit 10.38 of the Company's Annual
              Report on Form 10-K for the year ended January 31, 1993, Commission
              File No. 0-17017)......................................................
   10.25   -- Dell Computer Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit 10.36 of the Company's Registration Statement on
              Form S-4 as filed with the Securities and Exchange Commission on
              October 1, 1993, Registration No. 33-69680)............................

  EXHIBIT
    NO.                              DESCRIPTION OF EXHIBIT                            SOURCE
- ---------  --------------------------------------------------------------------------  ------
   10.26   -- Form of Incentive Stock Option Agreement and Nonstatutory Stock Option
              Agreement under the 1993 Stock Option Plan (incorporated by reference to Exhibit 10.37 of the Company's Registration Statement on Form S-4 as
              filed with the Securities and Exchange Commission on October 1, 1993,
              Registration
              No. 33-69680)..........................................................
   10.27   -- Receivables Purchase Agreement among Dell Receivables Corporation, Dell
              USA L.P., Sheffield Receivables Corporation, and Barclays Bank PLC, New
              York Branch, dated as of June 23, 1993. A list of schedules and exhibits to the Receivables Purchase Agreement is included on page iv of the Receivables Purchase Agreement. The Company hereby agrees to furnish supplementally to the Securities and Exchange Commission on request a copy of any omitted schedule or exhibit to the Receivables
              Purchase Agreement (incorporated by reference to Exhibit 10.38 of the
              Company's Registration Statement on Form S-4 as filed with the
              Securities and Exchange Commission on October 1, 1993, Registration
              No. 33-69680)..........................................................
    21.0   -- Subsidiaries of the Company (incorporated by reference to Exhibit 21.0 of the Company's Registration Statement on Form S-4 as filed with the
              Securities and Exchange Commission on October 1, 1993, Registration No.
              33-69680)..............................................................
    23.1*  -- Consent of Price Waterhouse............................................

- ---------------

* Filed herewith.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

      (1)  Dell Computer Corporation 1986 Incentive Stock Option Plan, as amended
           (incorporated by reference to Exhibit 4c of the Company's Registration Statement
           on Form S-8 as filed with the Securities and Exchange Commission on September 20,
           1988, Registration No. 33-24621)
      (2)  Dell Computer Corporation 1987 Incentive Stock Option Plan, as amended
           (incorporated by reference to Exhibit 4d of the Company's Registration Statement
           on Form S-8 as filed with the Securities and Exchange Commission on September 20,
           1988, Registration No. 33-24621)
      (3)  Dell Computer Corporation 1987 Non-qualified Stock Option Plan, as amended, including the UK Scheme (incorporated by reference to Exhibit 4e of the Company's
           Registration Statement on Form S-8 as filed with the Securities and Exchange
           Commission on September 20, 1988, Registration No. 33-24621)
      (4)  Dell Computer Corporation 1989 Stock Option Plan, as amended and restated
           (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form
           10-K for the year ended January 31, 1993, Commission File No. 0-17017)
      (5)  Dell Computer Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4d of the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on October 30, 1989, Registration No.
           33-31812)
      (6)  Dell Computer Corporation 401(k) Plan (incorporated by reference to Exhibit 10f of the Company's Annual Report on Form 10-K for the year ended February 2, 1990,
           Commission File No. 0-17017)
      (7)  First Amendment to Exhibit 10.6, Dell Computer Corporation 401(k) Plan
           (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form
           10-K for the year ended February 3, 1991, Commission File No. 0-17017)
      (8)  Second Amendment to Exhibit 10.6, Dell Computer Corporation 401(k) Plan
           (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form
           10-K for the year ended January 31, 1993, Commission File No. 0-17017)
      (9)  Dell Computer Corporation Deferred Compensation Plan (incorporated by reference to
           Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended
           February 3, 1991, Commission File No. 0-17017)
     (10)  Form of Indemnity Agreement between the Company and certain of its officers, directors and key employees (incorporated by reference to Exhibit 10.23 of the
           Company's Registration Statement on Form S-1 as filed with the Securities and
           Exchange Commission on May 12, 1988, Registration No. 33-21823)
     (11)  Agreement between the Company and Michael S. Dell dated May 12, 1988, with the
           Employment Agreement between Michael S. Dell and a predecessor of Dell Computer
           Corporation dated May 3, 1984 (incorporated by reference to Exhibit 10.25 of
           Amendment No. 3 to the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on March 27, 1991, Registration No.
           33-38991)
     (12)  Employment Agreement between the Company and Joel Kocher effective as of December
           14, 1987 (incorporated by reference to Exhibit 10.22 of Amendment No. 3 to the
           Company's Registration Statement on Form S-1, as filed with the Securities and
           Exchange Commission on March 27, 1991, Registration No. 33-38991)
     (13)  Employment Agreement between the Company and Savino R. Ferrales effective as of
           January 9, 1989 (incorporated by reference to Exhibit 10.21 of Amendment No. 3 to the Company's Registration Statement on Form S-1, as filed with the Securities and
           Exchange Commission on March 27, 1991, Registration No. 33-38991)

    (14)   Employment Agreement between the Company and Richard E. Salwen effective as of
           June 12, 1989, with a letter agreement dated May 21, 1989 (incorporated by reference to Exhibit 10.23 of Amendment No. 3 to the Company's Registration
           Statement on Form S-1, as filed with the Securities and Exchange Commission on
           March 27, 1991, Registration No. 33-38991)
    (15)   Employment Agreement between the Company and Thomas J. Meredith dated November 16,
           1992 (incorporated by reference to Exhibit 10.36 of the Company's Annual Report on
           Form 10-K for the year ended January 31, 1993, Commission File No. 0-17017)
    (16)   Employment Agreement between the Company and L. Scott Flaig dated December 1, 1992
           (incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form
           10-K for the year ended January 31, 1993, Commission File No. 0-17017)
    (17)   Form of Stock Option Agreement under the 1989 Stock Option Plan (incorporated by reference to Exhibit 10.38 of the Company's Annual Report on Form 10-K for the
           year ended January 31, 1993, Commission File No. 0-17017)
    (18)   Dell Computer Corporation 1993 Stock Option Plan (incorporated by reference to
           Exhibit 10.36 of the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on October 1, 1993, Registration No.
           33-69680)
    (19)   Form of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement
           under the 1993 Stock Option Plan (incorporated by reference to Exhibit 10.37 of the Company's Registration Statement on Form S-4 as filed with the Securities and
           Exchange Commission on October 1, 1993, Registration No. 33-69680)

REPORTS ON FORM 8-K

     Dell Computer Corporation did not file any reports on Form 8-K during the fourth quarter of fiscal 1994.

                                                                      SCHEDULE I

                           DELL COMPUTER CORPORATION

                             SHORT-TERM INVESTMENTS
                             (DOLLARS IN THOUSANDS)

                                                                                     AMOUNT CARRIED
             NAME OF ISSUER AND                             MARKET                     ON BALANCE
           TITLE OF EACH ISSUE(1)             PRINCIPAL     VALUE         COST           SHEET
- --------------------------------------------- --------     --------     --------     --------------
Preferred Stock.............................. $ 52,300     $ 49,704     $ 52,470        $ 49,704
Mutual Funds.................................   10,000        9,986       10,000           9,986
State and municipal securities...............  133,350      133,586      133,340         133,586
U.S. corporate and bank debt.................  135,830      140,391      136,124         140,391
                                              --------     --------     --------     --------------
Total........................................ $331,480     $333,667     $331,934        $333,667
                                              --------     --------     --------     --------------
                                              --------     --------     --------     --------------

- ---------------

(1) No individual security or group of securities of an issuer exceeds 2% of total assets.

                                                                     SCHEDULE II

                           DELL COMPUTER CORPORATION

                    AMOUNTS RECEIVABLE FROM RELATED PARTIES

                                                                                               CURRENT
                                                    BALANCE AT                                BALANCE AT
                                                   BEGINNING OF                                 END OF
                  NAME OF DEBTOR                      PERIOD       ADDITIONS    DEDUCTIONS      PERIOD
- -------------------------------------------------- ------------    ---------    ----------    ----------
Thomas J. Meredith................................      --         $ 224,940        --         $ 224,940
  Chief Financial Officer

                                                                   SCHEDULE VIII

                           DELL COMPUTER CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                        BALANCE AT    CHARGED TO    WRITE-OFFS    BALANCE AT
FISCAL                                                  BEGINNING      BAD DEBT     CHARGED TO      END OF
 YEAR                      DESCRIPTION                  OF PERIOD      EXPENSE      ALLOWANCE       PERIOD
- ------    --------------------------------------------- ----------    ----------    ----------    ----------
1994      Allowance for doubtful accounts..............  $ 14,000      $ 13,455       $1,440       $ 26,015
1993      Allowance for doubtful accounts..............  $  7,527      $  8,141       $1,668       $ 14,000
1992      Allowance for doubtful accounts..............  $  3,513      $  5,202       $1,188       $  7,527

                                                                     SCHEDULE IX

                           DELL COMPUTER CORPORATION

                             SHORT-TERM BORROWINGS
                             (DOLLARS IN THOUSANDS)

                                                                                                      WEIGHTED
                                                              WEIGHTED     MAXIMUM       AVERAGE      AVERAGE
                                                 BALANCE AT   AVERAGE    OUTSTANDING   OUTSTANDING      RATE
FISCAL                 CATEGORY OF                 END OF     INTEREST   DURING THE    DURING THE    DURING THE
 YEAR           SHORT-TERM BORROWINGS(1)           PERIOD     RATE(2)      PERIOD       PERIOD(3)    PERIOD(4)
- ------    -------------------------------------  ----------   --------   -----------   -----------   ----------
 1994     Notes payable to banks...............    $   --         --      $ 165,000      $49,878        6.0%
 1993     Notes payable to banks...............    $8,500       3.4%      $ 149,676      $81,239        3.7%
 1992     Notes payable to banks...............    $   --         --      $   8,000      $   667        6.1%

- ---------------

(1) Notes payable to banks result from revolving lines of credit with financial institutions.

(2) Computed based upon rates existing at year-end for each note outstanding at that date.

(3) Computed by averaging thirteen month-end balances for each period presented.

(4) The weighted average is computed based upon interest rates and note payable balances existing at each of thirteen month-end dates for the periods presented.

                                                                      SCHEDULE X

                           DELL COMPUTER CORPORATION

           SUPPLEMENTARY CONSOLIDATED STATEMENT OF INCOME INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                                          FISCAL YEAR
                                                                -------------------------------
                                                                 1994         1993       1992
                                                                -------     --------    -------
Advertising expenses..........................................  $72,121      $54,920    $36,211
Royalties.....................................................  $70,929      $45,241    $21,580

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DELL COMPUTER CORPORATION


DATE: April 1, 1994                          /s/  MICHAEL S. DELL
                                            By:   Michael S. Dell
                                             Chairman of the Board and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE: April 1, 1994                                       /s/  MICHAEL S. DELL
                                                             Michael S. Dell
                                                        Chairman of the Board and
                                                         Chief Executive Officer
DATE: April 1, 1994                                      /s/  THOMAS J. MEREDITH
                                                           Thomas J. Meredith
                                                         Chief Financial Officer
DATE: April 1, 1994                                       /s/  DONALD J. CARTY
                                                             Donald J. Carty
                                                                Director
DATE: April 1, 1994                                   /s/  PAUL O. HIRSCHBIEL, JR.
                                                         Paul O. Hirschbiel, Jr.
                                                                Director
DATE: April 1, 1994                                      /s/  MICHAEL H. JORDAN
                                                           Michael H. Jordan.
                                                                Director
DATE: April 1, 1994                                       /s/  GEORGE KOZMETSKY
                                                            George Kozmetsky
                                                                Director
DATE: April 1, 1994                                     /s/  THOMAS W. LUCE, III
                                                           Thomas W. Luce, III
                                                                Director
DATE: April 1, 1994                                      /s/  CLAUDINE B. MALONE
                                                           Claudine B. Malone
                                                                Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DELL COMPUTER CORPORATION
DATE: April 1, 1994                                  /s/  MICHAEL S. DELL
                                            By:         Michael S. Dell
                                                   Chairman of the Board and
                                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE: April 1, 1994                                       /s/  MICHAEL S. DELL
                                                             Michael S. Dell
                                                        Chairman of the Board and
                                                         Chief Executive Officer
DATE: April 1, 1994                                      /s/  THOMAS J. MEREDITH
                                                           Thomas J. Meredith
                                                         Chief Financial Officer
DATE: April 1, 1994                                       /s/  DONALD J. CARTY
                                                             Donald J. Carty
                                                                Director
DATE: April 1, 1994                                   /s/  PAUL O. HIRSCHBIEL, JR.
                                                         Paul O. Hirschbiel, Jr.
                                                                Director
DATE: April 1, 1994                                      /s/  MICHAEL H. JORDAN
                                                           Michael H. Jordan.
                                                                Director
DATE: April 1, 1994                                       /s/  GEORGE KOZMETSKY
                                                            George Kozmetsky
                                                                Director
DATE: April 1, 1994                                     /s/  THOMAS W. LUCE, III
                                                           Thomas W. Luce, III
                                                                Director
DATE: April 1, 1994                                       /s/  CLAUDINE MALONE
                                                             Claudine Malone
                                                                Director