Form 10-Q
period 1994-05-01
DELL COMPUTER CORP
filed 1994-06-08
CIK 826083

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTERLY PERIOD ENDED MAY 1, 1994


                         COMMISSION FILE NUMBER:0-17017


                           DELL COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)

                            9505 ARBORETUM BOULEVARD
                            AUSTIN, TEXAS 78759-7299
                                 (512) 338-4400
            (Address, zip code and telephone number of registrant's
                          principal executive offices)





A DELAWARE CORPORATION                            IRS EMPLOYER ID NO. 74-2487834





     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.     YES  X   NO
                                          -----   -----

     AS OF JUNE 6, 1994, 38,325,567 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.


================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           DELL COMPUTER CORPORATION

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)



                                     ASSETS

                                                                 MAY 1,            JANUARY 30,
                                                                 1994                 1994
                                                              ----------           ----------
Current assets:
  Cash....................................................    $   26,252           $    3,355
  Short-term investments..................................       286,733              333,667
  Accounts receivable, net................................       449,248              410,774
  Inventories, net........................................       210,567              220,265
  Other current assets....................................       117,024               80,323
                                                              ----------           ----------
         Total current assets.............................     1,089,824            1,048,384
Property and equipment, net...............................        94,942               86,892
Other assets..............................................         5,169                5,204
                                                              ----------           ----------
                                                              $1,189,935           $1,140,480
                                                              ==========           ==========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................    $  300,795           $  282,708
  Accrued liabilities.....................................       243,685              237,651
  Income taxes............................................        21,568               17,628
                                                              ----------           ----------
         Total current liabilities........................       566,048              537,987
Long-term debt............................................       100,000              100,000
Other liabilities.........................................        38,872               31,385
Commitments and contingencies
Stockholders' equity:
  Preferred stock: $.01 par value; shares authorized:
    5,000,000; shares issued and outstanding: 1,250,000...            13                   13
  Common stock: $.01 par value; shares authorized:
    100,000,000; shares issued and outstanding:                      381                  379
    38,249,741 and 37,929,031, respectively...............
  Additional paid-in capital..............................       325,446              320,041
  Unrealized gain (loss) on short-term investments........        (6,000)               3,230
  Retained earnings.......................................       187,576              170,790
  Cumulative translation adjustment.......................       (22,401)             (23,345)
                                                              ----------           ----------
         Total stockholders' equity.......................       485,015              471,108
                                                              ----------           ----------
                                                              $1,189,935           $1,140,480
                                                              ==========           ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           DELL COMPUTER CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                          -----------------------------
                                                                            MAY 1,             MAY 2,
                                                                             1994               1993
                                                                          ----------         ----------
Net sales..........................................................       $  766,632         $  672,364
Cost of sales......................................................          596,800            559,240
                                                                          ----------         ----------
  Gross profit.....................................................          169,832            113,124
Operating expenses:
  Selling, general and administrative..............................           94,877             87,534
  Research, development and engineering............................           14,970             11,441
                                                                          ----------         ----------
         Total operating expenses..................................          109,847             98,975
                                                                          ----------         ----------
         Operating income..........................................           59,985             14,149
Financing and other income (expense), net..........................          (32,531)               828
                                                                          ----------         ----------
         Income before income taxes................................           27,454             14,977
Provision for income taxes.........................................            8,481              4,792
                                                                          ----------         ----------
         Net income................................................           18,973             10,185
Preferred stock dividends..........................................            2,187                 --
                                                                          ----------         ----------
Net income applicable to common stockholders.......................       $   16,786         $   10,185
                                                                          ==========         ==========
Earnings per common share..........................................       $      .42         $      .25
                                                                          ==========         ==========
Shares used in per common share calculation........................           40,315             40,455
                                                                          ==========         ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                           DELL COMPUTER CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                       ------------------------------
                                                                         MAY 1,               MAY 2,
                                                                          1994                 1993
                                                                       ---------            ---------
Cash flows from operating activities:
  Net income........................................................   $  18,973            $  10,185
  Charges to income not requiring cash outlays:
    Depreciation and amortization...................................       7,571                6,681
    Unrealized loss on investment derivatives.......................       9,283                   --
    Unrealized loss on short-term investments.......................      15,500                   --
    Other...........................................................         586                   24
  Changes in:
    Operating working capital.......................................     (41,351)             (68,782)
    Non-current assets and liabilities..............................       7,228                4,914
                                                                       ---------            ---------
         Net cash provided by (used in) operating activities........      17,790              (46,978)
Cash flows from investing activities:
  Short-term investments:
    Purchases.......................................................    (884,170)            (445,254)
    Maturities and other redemptions................................     818,322              416,198
    Sales...........................................................      83,000               26,420
  Capital expenditures..............................................     (15,537)             (19,425)
                                                                       ---------            ---------
         Net cash provided by (used in) investing activities........       1,615              (22,061)
Cash flows from financing activities:
  Net (payments for) proceeds from short-term borrowings............        (145)              14,069
  Borrowings from long-term debt....................................          --               73,782
  Preferred stock dividends paid....................................      (2,187)                  --
  Issuance of common stock under employee plans.....................       4,898                4,573
                                                                       ---------            ---------
         Net cash provided by financing activities..................       2,566               92,424
Effect of exchange rate changes on cash.............................         926                 (408)
                                                                       ---------            ---------
Net increase in cash................................................      22,897               22,977
Cash at beginning of period.........................................       3,355               14,948
                                                                       ---------            ---------
Cash at end of period...............................................   $  26,252            $  37,925
                                                                       =========            =========

        See Note 5 for Supplemental Statement of Cash Flow information.

   The accompanying notes are an integral part of these financial statements.

                           DELL COMPUTER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited financial statements should be read in context of the consolidated financial statements and notes thereto filed with the Commission in the Company's fiscal 1994 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position of Dell Computer Corporation and its consolidated subsidiaries at May 1, 1994, and January 30, 1994, and the results of operations for the three-month periods ended May 1, 1994, and May 2, 1993. Operating results for the three-month period ended May 1, 1994, are not necessarily indicative of the results that may be expected for the year ending January 29, 1995. Certain prior-period amounts have been reclassified for comparative purposes.

Unless otherwise indicated, all references to years in connection with financial information refer to the Company's fiscal years and all references to quarters in connection with financial information refer to the Company's fiscal quarters.

NOTE 2 -- SHORT TERM INVESTMENTS

During the first quarter of 1995, certain short-term investments experienced declines in fair value as a result of increased interest rates. Certain individual investments had a decline in fair value assessed to be other-than-temporary which, in accordance with SFAS 115, require the Company to reduce the cost basis of such individual investments to fair value by recording a charge against income. Accordingly, the Company recorded a $15.5 million charge to financing and other income (expense) during the first quarter of 1995. Additionally, other unrealized losses on short-term investments in the amount of $9.3 million ($6.0 million net of tax) at May 1, 1994, were assessed to be temporary and recorded as a separate component of stockholders' equity. Subsequent to May 1, 1994, in response to further declines in fair value, the Company implemented a stop-loss strategy with respect to those instruments with unrealized losses at May 1, 1994, that resulted in the sale of certain of these short-term investments. As a result of the sale of these instruments, the Company will recognize additional pre-tax losses totaling $7.6 million in the second quarter of 1995.

NOTE 3 -- INVESTMENT DERIVATIVES

At May 1, 1994, and January 30, 1994, the Company had outstanding interest rate derivative contracts with total notional amounts of $159 million and $355 million, respectively. During the three months ended May 1, 1994, the value of the Company's investment derivative portfolios decreased as a result of interest rate increases in the United States, Canadian, Japanese and European interest rate markets. As a result, the Company recognized realized and unrealized losses during 1995's first quarter of $22.6 million in financing and other income (expense). Subsequent to May 1, 1994, in response to further declines in fair value, the Company implemented a stop-loss strategy that resulted in the sale of all remaining investment derivatives. As a result, the Company will recognize additional pre-tax losses totaling $1.3 million in the second quarter of 1995.

NOTE 4 -- EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options. The Preferred Stock is not a common share equivalent for purposes of computing earnings per common share. The number of common equivalent shares outstanding relating to stock options is computed using the treasury stock method.

NOTE 5 - SUPPLEMENTAL FINANCIAL INFORMATION (IN THOUSANDS)

Supplemental Statement of Financial Position Information:

                                                        MAY 1,            JANUARY 30,
                                                        1994                 1994
                                                      ---------           -----------
  Inventories:
    Production materials .........................    $ 186,808            $ 195,744
    Work-in-process and finished goods ...........       23,759               24,521
                                                      ---------            ---------
                                                      $ 210,567            $ 220,265
                                                      =========            =========

Supplemental Statement of Operations Information:

                                                            THREE MONTHS ENDED
                                                      ------------------------------
                                                       MAY 1,                MAY 2,
                                                        1994                  1993
                                                      ---------            ---------
  Financing and other income (expense):
    Investment income:
      Short-term investment income, net ..........      (10,889)               2,649
      Interest rate derivatives ..................      (22,607)                 673
    Interest expense .............................       (2,170)              (1,419)
    Foreign currency transaction gains ...........        2,540                  268
    Other                                                   595               (1,343)
                                                      ---------            ---------
                                                      $ (32,531)           $     828
                                                      =========            =========

Supplemental Statement of Cash Flows Information:

                                                            THREE MONTHS ENDED
                                                      ------------------------------
                                                       MAY 1,                MAY 2,
                                                        1994                  1993
                                                      ---------            ---------
  Changes in operating working capital accounts:
    Accounts receivable, net ....................     $ (37,113)           $ (59,204)
    Inventories, net ............................         9,964              (38,474)
    Accounts payable  ...........................        17,322               53,415
    Accrued liabilities .........................        (3,607)             (22,608)
    Other current assets ........................       (31,659)              (4,088)
    Income taxes payable ........................         3,742                2,177
                                                      ---------            ---------
                                                      $ (41,351)           $ (68,782)
                                                      =========            =========
  Changes in non-current assets and liabilities:
    Other assets ................................     $      40            $     353
    Other liabilities ...........................         7,188                4,561
                                                      ---------            ---------
                                                      $   7,228            $   4,914
                                                      =========            =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all references to years in connection with financial information refer to the Company's fiscal years and all references to quarters in connection with financial information refer to the Company's fiscal quarters.

RESULTS OF OPERATIONS

        The Company reported net income for the first quarter of 1995 of $19.0 million or $.42 per common share on consolidated net sales of $766.6 million compared with net income of $10.2 million or $.25 per common share on consolidated net sales of $672.4 million for the comparable period in 1994.
The improved results for the first quarter of 1995 are primarily due to higher gross margins and operating income partially offset by realized and unrealized losses related to the Company's investment derivative and short-term investment portfolios.

        The Company's gross profit as a percentage of consolidated net sales increased to 22.2% for the first quarter of 1995 from 16.8% for the first quarter of 1994. Gross profit for the first quarter of 1994 would have been 19.9% but was reduced by pre-tax charges of over $20 million related to notebook computers. The increase in gross profit from 19.9% to 22.2% is primarily due to improvements in component costs and quality, increased sales of higher margin products such as Pentium(TM) microprocessor-based desktops and servers, and improved manufacturing and sales efficiencies from 1994 to 1995.

        Higher gross profit, coupled with lower operating expenses as a percentage of revenue, led to a significant increase in operating income to $60.0 million for the first quarter of 1995 from $14.2 million of operating income for the comparable prior-year period. The Company believes that the improvement in its profit margins for the first quarter of 1995 over profit margins for the same period in 1994 was partially attributable to improvements in internal processes. The Company is continuing to implement further improvements to these processes. Implementation of these improved processes will pose challenges that could adversely affect the Company's gross profit and operating expenses in future periods. No assurance can be given that the Company's restructuring efforts will be successful or that significant additional costs will not be incurred, although the Company believes it has taken adequate charges for the expected costs associated with its restructuring efforts.

        First quarter 1995 net income of $19.0 million was adversely affected by realized and unrealized after-tax losses totaling $26.3 million on certain investment derivatives and short-term investments. Net losses on investment derivatives recognized in the first quarter of 1995 were $15.6 million on an after-tax basis and provisions for impairment of the Company's short-term investment portfolio accounted for $10.7 million of the losses on an after-tax basis.

        The following table sets forth for the periods indicated the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of income.

                                                                PERCENTAGE OF CONSOLIDATED NET
                                                                            SALES
                                                                ==============================
                                                                      THREE MONTHS ENDED
                                                                ------------------------------
                                                                MAY 1, 1994        MAY 2, 1993
                                                                -----------        -----------
   Net sales:
     North America (U.S. and Canada).......................        64.6%              67.7%
     Europe................................................        30.4               28.8
     Other international...................................         5.0                3.5
                                                                  -----              -----
       Consolidated net sales..............................       100.0              100.0
     Cost of sales.........................................        77.8               83.2
                                                                  -----              -----
       Gross profit .......................................        22.2               16.8
   Operating expenses:
     Selling, general and administrative...................        12.4               13.0
     Research, development and engineering.................         1.9                1.7
                                                                  -----              -----
       Total operating expenses ...........................        14.3               14.7
                                                                  -----              -----
         Operating income..................................         7.9                2.1
   Financing and other income (expense), net...............        (4.3)                .1
                                                                  -----              -----
     Income before income taxes............................         3.6                2.2
   Provision for income taxes..............................         1.1                 .7
                                                                  -----              -----
     Net income............................................         2.5                1.5
   Preferred stock dividends...............................          .3                 --
                                                                  -----              -----
     Net income applicable
       to common stockholders..............................         2.2%               1.5%
                                                                  =====              =====



Net Sales

         The Company's consolidated net sales increased 14% to $766.6 million for the first quarter of 1995 compared with $672.4 million for 1994's first quarter. First quarter 1995 unit volumes increased by approximately 3% over volumes in the comparable period of 1994, and average revenue per unit for the first quarter of 1995 increased 11%. The increase in average revenue per unit was primarily due to increased sales of higher priced products such as Pentium microprocessor-based desktops and servers and more modest price reductions during the first quarter of 1995 than typically experienced in prior periods.

         The Company's consolidated net sales (expressed in United States dollars) were reduced by .6% in the first quarter of 1995 by fluctuations in the average value of the United States dollar relative to its average value in the comparable period of the prior year, particularly because of the weakening of the Canadian dollar. Based on this information, the Company believes that the increase in consolidated net sales was primarily caused by an increase in unit sales and higher average prices per unit which were partially offset by changes in foreign currency exchange rates.

         Net sales from the Company's Pentium microprocessor-based systems, initially introduced in the third quarter of 1994, increased to 8% of first quarter 1995 consolidated net sales. Net sales from the Company's 486-based systems continued to increase and represented 79% and 75% of consolidated net sales for the first quarters of 1995 and 1994, respectively. The increase in consolidated net sales was led by sales of 486- and Pentium microprocessor-based mid-size and small-chassis desktop systems, which accounted for 72% and 62% of consolidated net sales for the first quarters of
1995 and 1994, respectively.   Sales of 386- and 386SX-based desktop systems,
which were discontinued in the fourth quarter of 1994, represented 9% of consolidated net sales for the first quarter of 1994.

         The Company believes that the absence of a full notebook computer product line during the majority of 1994 and in the first quarter of 1995 was a contributing factor to its decreased sales growth and that the Company's re-entry represents a significant growth opportunity. The Company also believes that a significant opportunity for market expansion lies in the network server market, where the Company's presence has been limited. Since January

30, 1994, the Company has introduced two new product lines: The PowerEdge(TM) server line, introduced on March 7, 1994, includes 90- and 100-megahertz Pentium microprocessor-based systems for network applications; and the Latitude(TM) notebook personal computer line, introduced on February 21, 1994, marks the first stage of the Company's phased re-entry into the notebook computer market. Sales of Latitude notebook computers were 2% of consolidated net sales for the first quarter of 1995 compared with notebook computer sales of 6% in the comparable period of 1994. Sales of servers and workstations accounted for 13% of consolidated net sales for each of the first quarters of 1995 and 1994. There can be no assurance that the Company's notebook, server, or other development activities will be successful, that product technologies will be available to the Company, that the Company will be able to deliver commercial quantities of computer products in a timely manner, or that such products will achieve market acceptance.

         North American sales increased 9% in the first quarter of 1995 to $495.4 million from $455.0 million for the comparable period in 1994. The Company's European operations contributed net revenues of $232.8 million for the first quarter of 1995, representing a 20% increase over $193.6 million of net revenues for the first quarter of 1994. Other international sales increased 61% to $38.4 million for the first quarter of 1995 from $23.8 million for the comparable period of 1994. These increases resulted primarily from increased sales in existing markets and, to a lesser extent, expansion into new markets. The Company believes that its international growth affords significant opportunities to achieve higher levels of operating and economic efficiencies.

         Consolidated net sales to major corporate, government and education accounts increased 18% to $384.1 million for the first quarter of 1995 from $325.2 million for the first quarter of 1994. Sales to medium- and small-sized businesses and individuals increased 6% to $276.2 million for the first quarter of 1995 from $259.5 million for the first quarter of 1994.

         The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any period. In conjunction with its effort to minimize the time between customer order and product delivery, the Company attempts to hold its backlog of customer orders to a minimum. Backlog represented approximately $25.9 million at May 1, 1994. Consistent with the Company's unconditional return policy, customers may cancel or reschedule orders without penalty prior to commencement of manufacturing.

Gross Profit

         The Company's gross profit as a percentage of consolidated net sales increased to 22.2% for the first quarter of 1995 from 16.8% for the first quarter of 1994. Gross profit for the first quarter of 1994 would have been 19.9% but was reduced by pre-tax charges of over $20 million related to notebook computers. The increase in gross profit from 19.9% to 22.2% is primarily a result of improvements in component costs and quality due to the Company's vendor certification and vendor consolidation programs; increased sales of higher margin products such as Pentium microprocessor-based desktops and servers driven by changes in the Company's sales incentive programs and pricing actions; and manufacturing and sales efficiencies resulting from process improvements as the Company continues its restructuring efforts.

         The Company implemented pricing actions to stimulate demand on selected products late in the first quarter of 1995. Additional pricing actions will occur as the Company attempts to maintain a competitive mix of price, performance and customer support services. The Company attempts to mitigate the effect of its pricing actions through improvements in the product mix, reduced component costs, manufacturing efficiencies and operating expense controls.

         Dell's manufacturing process requires a high volume of quality components. Several microprocessors used in the Company's products are currently available only from Intel Corporation. In addition, the Company has certain single supplier relationships that are considered advantageous for reasons including performance, quality, support, delivery and price considerations. Reliance on those vendors, as well as industry supply conditions, generally involves several risks, including the possibility of a shortage of components, increases in component costs and reduced control over delivery schedules, which could adversely affect the Company's financial results. The

Company occasionally experiences delays in receiving certain components, which can cause delays in the shipment of some products to customers. For example, during the first quarter of 1995, the Company experienced supply constraints for its sole-sourced leading edge static random access memory which caused delays in the shipment of certain Pentium microprocessor-based advanced systems. Late in the first quarter, availability of this component through additional suppliers mitigated this shortage and the Company is currently receiving adequate supplies of this component. There can be no assurance that the Company will be able to continue to obtain additional supplies in a timely or cost-effective manner.

         The results of the Company's international operations are subject to currency fluctuations. However, the Company attempts to reduce its exposure to currency fluctuations through the use of foreign currency option contracts for periods not exceeding twelve months and, to a lesser extent, through the use of forward contracts, generally for periods not exceeding three months, which hedge certain anticipated intercompany shipments to foreign subsidiaries. Forward contracts entered into to hedge anticipated intercompany shipments, none of which were outstanding at the end of the first quarter of 1995, are accounted for on a mark-to- market basis. The Company has purchased options to hedge a portion of its anticipated, but not firmly committed, intercompany sales for 1995 and may enter into additional hedging transactions as management considers appropriate. Based upon foreign currency exchange rates at the end of the first quarter of 1995, option contracts that hedge 1995 anticipated shipments to international subsidiaries had a combined net realized and unrealized deferred gain of $.3 million.

Operating Expenses

         Operating expenses for the first quarter of 1995 increased 11% to $109.8 million from $99.0 million for the comparable period in 1994. As a percentage of sales, operating expenses for the first quarter of 1995 decreased to 14.3% from 14.7% for the first quarter of 1994. The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. No assurance can be given that the Company's efforts to manage operating expenses as a percentage of sales will be successful.

Financing and Other Income (Expense)

         Financing and other income (expense) was $(32.5) million in the first quarter of 1995 compared with $.8 million in the comparable prior year period.

         Short-term investment income (loss) was $(10.9) million in the first quarter of 1995 compared with $2.6 million in the first quarter of 1994. The loss in 1995's first quarter was primarily due to an unrealized $15.5 million decline in fair value of certain of the Company's short-term investments which were assessed to be other-than-temporary, resulting in a reduction of the cost basis to fair value as of May 1, 1994, by recording a pre-tax charge against income. Additionally, other unrealized losses on short-term investments in the amount of $9.3 million ($6.0 million net of tax) at May 1, 1994, were assessed to be temporary and recorded as a separate component of stockholders' equity. The decline in the fair value of short-term investments is a result of interest rate increases in the United States, Canadian, Japanese, and European interest rate markets. Subsequent to May 1, 1994, in response to further declines in fair value, the Company implemented a stop-loss strategy with respect to those instruments with unrealized losses at May 1, 1994, that resulted in the sale of certain of these short-term investments. As a result of the sale of these instruments, the Company will recognize additional pre-tax losses totaling $7.6 million in the second quarter of 1995.

         In the normal course of business, the Company has historically employed a variety of interest rate derivative instruments to more efficiently manage its principal, market and credit risks as well as to enhance its investment yield. Derivative instruments used included interest rate swaps, written and purchased interest rate options and swaptions (options to enter into interest rate swaps). The Company structured derivative instruments in interest rate markets where it has foreign operations. Interest rate derivatives generally involve exchanges of interest payments based upon fixed and floating interest rates without exchanges of underlying notional amounts. Consequently, the Company's exposure to credit loss was significantly less than the stated notional amounts.

         Realized and unrealized net gains (losses) on interest rate derivatives recognized in income were $(22.6) million in the first quarter of 1995, compared with $.7 million in the first quarter of 1994. The losses recognized in the first quarter of 1995 primarily resulted from increases in the United States, Canadian, Japanese, and European interest rate markets. During the first quarter of 1995, the Company reduced its investment derivative portfolio by 55% from a notional principal amount of $355 million at January 30, 1994, to $159 million at May 1, 1994. Subsequent to May 1, 1994, in response to further declines in fair value, the Company implemented a stop-loss strategy that ultimately resulted in the sale of all remaining investment derivatives. As a result, the Company will recognize additional pre-tax losses totaling $1.3 million in the second quarter of 1995. In the future, the Company intends to use derivative contracts only to hedge interest rate risk on its debt and equity.

         Interest expense in the first quarter of 1995 increased to $2.2 million from $1.4 million in the first quarter of 1994. The increase in interest expense in the first quarter of 1995 was primarily due to higher effective borrowing rates associated with the 11% Senior Notes issued in the third quarter of 1994 relative to the borrowings outstanding during the first quarter of 1994. Concurrently with the issuance of the Notes, the Company entered into interest rate swaps agreements to manage the interest costs associated with the Notes. The swap agreements effectively change the Company's interest rate exposure from a fixed-rate to a floating rate basis and resulted in a weighted average interest rate of 10.28% on the Notes for the first quarter of 1995.

         Net foreign currency transaction gains increased to $2.5 million for the first quarter of 1995 from $.3 million in the comparable 1994 period primarily as a result of the strengthening of the Japanese Yen versus the United States dollar.

         Financing fees and other income (expense) was $.6 million in the first quarter of 1995 compared to ($1.3) million in the first quarter of 1994. The increase in the first quarter of 1995 was primarily due to lower financing-related expenses for deferred financing costs written off in the first quarter of 1994.

Income Tax

         The Company's effective tax rate was 30.9% for the first quarter of 1995 compared with 32.0% for the same period in 1994. The change in the effective tax rate resulted from changes in the geographical distribution of income and losses.

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

         The table below shows the effect on income before income taxes, net income and earnings per common share for the first quarters of 1995 and 1994, if gains and losses on hedging contracts had been accounted for on a mark-to-market basis.

                                                                 MAY 1, 1994        MAY 2, 1993
                                                                 -----------        -----------
                                                             (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
    EFFECT ON INCOME BEFORE INCOME TAXES:
    Forward contracts.......................................    $        --         $        --
    Synthetic forward contracts.............................             --                  --
    Other option contracts..................................           (1.9)                (.3)
                                                                ------------        ------------
    Total effect on income before income taxes..............    $      (1.9)        $       (.3)
                                                                ============        ============

    DEFERRED REALIZED AND UNREALIZED GAIN (LOSS)............    $        .3         $      (1.7)
                                                                ============        ============

    EFFECT ON NET INCOME AND EARNINGS PER SHARE:
    Net income on a mark-to-market basis....................    $      17.7          $     10.0
    Net income as reported..................................           19.0                10.2
    Earnings per share on a mark-to-market basis............             .38                 .25
    Earnings per share as reported..........................             .42                 .25

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow from operating activities for the first quarter of 1995 was $17.8 million, which represented the Company's primary source of cash. The Company experienced an increase in days in accounts receivable to 53 days at the end of the first quarter of 1995 from 50 days at year end 1994. Days in accounts payable increased to 45 days at the end of the first quarter of 1995 from 42 days at the end of 1994. Inventory levels remained relatively flat at 32 days of supply at the end of 1995's first quarter compared with 33 days at year-end 1994. Although the Company made significant progress in reducing inventory during 1994 and the first quarter of 1995, maintaining this inventory level is dependent upon the Company's ability to achieve targeted revenues, to further reduce complexities in its product line, and to increase commonality of parts. There can be no assurance that the Company will be able to maintain these historically low inventory levels in future periods.

         Capital expenditures for 1995 are expected to be $55 to $65 million. Approximately $15.5 million of cash was used for capital expenditures during the first quarter of 1995 to expand facilities and to acquire information systems and personal computer office equipment.

         The Company has a line of credit facility which bears interest at a defined Base Rate or Eurocurrency Rate with covenants based on minimum pre-tax earnings, a maximum ratio of total liabilities to tangible net worth, and a maximum inventory level. Maximum amounts available under the credit facility are limited to the lesser of $75 million or eligible receivables as defined by the credit agreement. During the commitment period, the Company is obligated to pay .375% per annum on the unused portion of the credit facility. No amounts were outstanding under this credit facility as of May 1, 1994. The maximum available under this credit facility as of May 1, 1994, totaled $74 million.

         The Company is currently negotiating the terms of a new line of credit facility to replace the existing credit facility. The new credit facility is expected to bear interest at a defined Base Rate or Eurocurrency Rate and covenants are expected to be based on quarterly income, maintenance of net worth, a maximum ratio of total liabilities to tangible net worth, and a maximum inventory level. Maximum amounts available under this new credit facility are expected to be $90 million. Dell expects to finalize these documents and sign the new credit facility in June, 1994. Terms are subject to change before signing the agreement.

         The Company's subsidiary, Dell Receivables Corporation, has a Receivables Purchase Agreement pursuant to which the Company may raise up to $100 million through the sale of interests in certain of its accounts receivable. As of May 1, 1994, this facility was unused. The Company is in the process of renewing this asset securitization program.

         Repayment of the Company's $100 million in 11% Senior Notes due August 15, 2000, together with operating lease commitments, constitute the Company's long-term commitments to use cash.

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


                         PART II  --  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company and its Chairman, Michael S. Dell, are defendants in nineteen lawsuits filed between May and November 1993, in the United States District Court for the Western District of Texas, Austin Division. Thomas J. Meredith, the Company's Chief Financial Officer, was also a defendant in seven of the lawsuits. The suits have been consolidated, an amended and consolidated complaint has been filed, and the plaintiffs have requested class certification for a class of persons who purchased or held the Company's common stock between February 24, 1993, and July 14, 1993. In general, the plaintiffs have alleged that the Company made overly optimistic forecasts about the Company's prospects without a reasonable basis and failed to disclose adverse material information about the Company's business (particularly with regard to problems in its notebook business) on a timely basis, thereby inducing the plaintiffs to buy Company common stock at artificially high prices. The plaintiffs also have alleged that Mr. Dell sold securities of the Company while in the possession of material, non-public information about the Company. The consolidated complaint asserts that these actions or omissions violated various provisions of the federal securities laws, particularly Section 10(b) of the Exchange Act and Rule 10b-5; that Mr. Dell's trades violated Section 20A of the Exchange Act; and that the defendants violated provisions of Texas statutes and common law principles against negligent misrepresentation and deceit. The complaint seeks unspecified damages. The Company moved for dismissal of the complaint and intends to defend itself and its officers vigorously.

          On April 28, 1994, the Court dismissed all claims against Mr. Meredith and all claims under the Texas Securities Act and limited the potential class of plaintiffs eligible to make claims with regard to negligent misrepresentation to "those persons who, as existing shareholders, received the Quarterly Report, Annual Report and 'Letter to Shareholders' cited in the Consolidated Complaint" and thereafter acted in reliance on statements in those documents. The Court also asked the parties to file supplemental briefs with regard to some of the other claims against Mr. Dell and the Company. The Company and Mr. Dell intend to continue to vigorously defend the case. It is the Company's policy to make accruals for potential liability or settlement of litigated matters as appropriate. The Company believes that its current accruals in connection with this matter are adequate.

          Since August 1992, the Company has been named as a defendant in seventeen repetitive stress injury lawsuits, fifteen of which are in New York state courts or United States District Courts for the New York City area. One is in the Federal District Court for the State of Pennsylvania and one is in the Federal District Court for the State of Tennessee. The allegations in all of these lawsuits are similar: each plaintiff alleges that he or she suffers from symptoms generally known as "repetitive stress injury," which allegedly were caused by the design or manufacture of the keyboard supplied with the computer the plaintiff used. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The suits naming the Company are just a few of many lawsuits of this type which have been filed, often naming IBM, Atex, Keytronic and other major suppliers of keyboard products. To date, the courts assigned to hear several of the cases against Dell have stayed most activity, pending resolution of several preliminary legal issues related to the large numbers of cases which have been consolidated for hearing before these courts. The Company currently is not able to predict the outcome of these suits. It is possible that the Company may be named in additional suits, but it is impossible to predict how many may be filed. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall.

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

         On August 11, 1993, the Company received a subpoena from the United States Department of Commerce, Office of Export Enforcement of the Bureau of Export Administration, requiring the Company to provide all documents relative to any and all exports of 486/66 personal computers or related components to Russia, Ireland, Iran or Iraq during the period from January 1992 through August 1993 in connection with an investigation to enforce regulations under the Export Administration Act of 1979, as amended. If the Office of Export Enforcement's investigators determine that the Company has violated applicable regulations, the government could potentially file civil or criminal charges. The Company is cooperating in the investigation. The Company does not believe this investigation or its outcome will have a material adverse effect on the Company's financial condition or results of operations.

         The Company has received a request from the Federal Trade Commission ("FTC") dated January 5, 1994, to provide documents and other information in connection with the FTC's inquiry into the computer industry to determine whether the Company's advertising and marketing claims regarding cathode ray tube ("CRT") monitor screen sizes are in violation of the Federal Trade Commission Act. In general, the inquiry focuses on differences between advertising and marketing claims as to the size of CRT monitor screen sizes, and the size of the display area actually viewable by the consumer. The Company is cooperating with the FTC in this inquiry. The Company does not believe that the inquiry or its outcome will have a material adverse effect on the Company's financial condition or results of operations.

         In April 1994 the California Attorney General notified Dell and 12 other PC manufacturers that certain of their advertisements with regard to monitor screen sizes were believed to be deceptive and misleading, based on the same concepts expressed by the FTC. The Company is responding to this investigation in coordination with other companies in the industry. The Company does not believe that the inquiry or its outcome will have a material adverse effect on the Company's financial condition or results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         3.1 Certification of Correction dated April 27, 1994, filed to correct certain errors in Certificates of Amendment of the Certificate of Incorporation

    (b)  Reports on Form 8-K

             Not applicable

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DELL COMPUTER CORPORATION



June 7, 1994
                                                   /s/  THOMAS J. MEREDITH
                                                   -----------------------
                                                   Thomas J. Meredith
                                                   Chief Financial Officer

                               INDEX TO EXHIBITS


 EXHIBIT                                                                                   SEQUENTIALLY
 NUMBER             DESCRIPTION OF EXHIBITS                                                NUMBERED PAGE
 -------            -----------------------                                                -------------
     3.1            Certificate of Correction dated April 27, 1994, filed to
                    correct certain errors in Certificates of Amendment of the
                    Certificate of Incorporation