Form 10-Q
period 1994-07-31
DELL COMPUTER CORP
filed 1994-09-14
CIK 826083

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


                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1994


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





A DELAWARE CORPORATION                            IRS EMPLOYER ID NO. 74-2487834




    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.         YES  X    NO
                                               ---      ---
    AS OF SEPTEMBER 7, 1994, 38,585,820 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.


================================================================================

                         PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           DELL COMPUTER CORPORATION

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                    ASSETS

                                                                        JULY 31,           JANUARY 30,
                                                                         1994                 1994
                                                                    --------------      --------------
Current assets:
   Cash   . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       35,401      $        3,355
   Short-term investments   . . . . . . . . . . . . . . . . . .            297,882             333,667
   Accounts receivable, net   . . . . . . . . . . . . . . . . .            435,165             410,774
   Inventories, net   . . . . . . . . . . . . . . . . . . . . .            238,906             220,265
   Other current assets   . . . . . . . . . . . . . . . . . . .            123,555              80,323
                                                                    --------------      --------------
         Total current assets   . . . . . . . . . . . . . . . .          1,130,909           1,048,384
Property and equipment, net   . . . . . . . . . . . . . . . . .            104,661              86,892
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .              4,995               5,204
                                                                    --------------      --------------
                                                                    $    1,240,565      $    1,140,480
                                                                    ==============      ==============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable   . . . . . . . . . . . . . . . . . . . . .     $      302,191      $      282,708
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . .            247,827             237,651
   Income taxes   . . . . . . . . . . . . . . . . . . . . . . .             22,207              17,628
                                                                    --------------      --------------
         Total current liabilities    . . . . . . . . . . . . .            572,225             537,987
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .            100,000             100,000
Other liabilities   . . . . . . . . . . . . . . . . . . . . . .             42,193              31,385
Commitments and contingencies
Stockholders' equity:
   Preferred stock: $.01 par value; shares authorized: 5,000,000;
      shares issued and outstanding: 1,250,000  . . . . . . . .                 13                  13
   Common stock: $.01 par value; shares authorized:
   100,000,000; shares issued and outstanding:                                 385                 379
   38,516,013 and 37,929,031, respectively  . . . . . . . . . .
   Additional paid-in capital . . . . . . . . . . . . . . . . .            332,849             320,041
   Unrealized gain (loss) on short-term investments . . . . . .             (2,787)              3,230
   Retained earnings  . . . . . . . . . . . . . . . . . . . . .            213,947             170,790
   Cumulative translation adjustment  . . . . . . . . . . . . .            (18,260)            (23,345)
                                                                    --------------      --------------
         Total stockholders' equity   . . . . . . . . . . . . .            526,147             471,108
                                                                    --------------      --------------
                                                                    $    1,240,565      $    1,140,480
                                                                    ==============      ==============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           DELL COMPUTER CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   -----------------------   -------------------------
                                                    JULY 31,    AUGUST 1,     JULY 31,      AUGUST 1,
                                                     1994         1993          1994           1993
                                                   ---------   ----------    ----------     ----------
Net sales . . . . . . . . . . . . . . . . . . .   $  791,496   $  700,569    $1,558,128     $1,372,933
Cost of sales . . . . . . . . . . . . . . . . .      621,859      654,795     1,218,659      1,214,035
                                                  ----------   ----------    ----------     ----------
   Gross profit . . . . . . . . . . . . . . . .      169,637       45,774       339,469        158,898
   Operating expenses:
   Selling, general and administrative  . . . .      102,646      131,966       197,523        219,500
   Research, development and engineering  . . .       15,930       11,926        30,900         23,367
                                                  ----------   ----------    ----------     ----------
     Total operating expenses . . . . . . . . .      118,576      143,892       228,423        242,867
                                                  ----------   ----------    ----------     ----------
Operating income (loss) . . . . . . . . . . . .       51,061      (98,118)      111,046        (83,969)
Financing and other income (expense), net . . .       (9,671)      (2,830)      (42,202)        (2,002)
                                                  ----------   ----------    ----------     ----------
     Income before income taxes (benefit) . . .       41,390     (100,948)       68,844        (85,971)
Provision for income taxes (benefit). . . . . .       12,831      (25,240)       21,312        (20,448)
                                                  ----------   ----------    ----------     ----------
     Net income (loss)  . . . . . . . . . . . .       28,559      (75,708)       47,532        (65,523)
Preferred stock dividends . . . . . . . . . . .        2,188          --          4,375            --
                                                  ----------   ----------    ----------     ----------
   Net income (loss) applicable to common
   stockholders . . . . . . . . . . . . . . . .   $   26,371   $  (75,708)   $   43,157     $  (65,523)
                                                  ==========   ==========    ==========     ==========
Primary earnings (loss) per common share  . . .   $     0.65   $    (2.03)   $     1.06     $    (1.76)
                                                  ==========   ==========    ==========     ==========
Fully diluted earnings per common share . . . .   $     0.62   $      --     $     1.03     $      --
                                                  ==========   ==========    ==========     ==========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           DELL COMPUTER CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                        JULY 31,             AUGUST 1,
                                                                          1994                 1993
                                                                    --------------        --------------
Cash flows from operating activities:
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . .     $       47,532        $     (65,523)
   Charges to income not requiring cash outlays:
     Depreciation and amortization    . . . . . . . . . . . . .             15,354               14,097
     Loss on short-term investments   . . . . . . . . . . . . .             21,218                  --
     Other    . . . . . . . . . . . . . . . . . . . . . . . . .                996                   94
   Changes in:
     Operating working capital    . . . . . . . . . . . . . . .            (44,929)             (27,347)
     Non-current assets and liabilities   . . . . . . . . . . .             10,198               10,334
                                                                    --------------        -------------
         Net cash provided by (used in)  operating activities
           before sale of receivables   . . . . . . . . . . . .             50,369              (68,345)
         Sale of receivables  . . . . . . . . . . . . . . . . .                --                74,766
                                                                    --------------        -------------
         Net cash provided by operating activities  . . . . . .             50,369                6,421
Cash flows from investing activities:
   Short-term investments:
     Purchases    . . . . . . . . . . . . . . . . . . . . . . .         (1,925,730)            (872,555)
     Maturities and other redemptions   . . . . . . . . . . . .          1,824,635              840,468
     Sales  . . . . . . . . . . . . . . . . . . . . . . . . . .            106,406               36,260
   Capital expenditures   . . . . . . . . . . . . . . . . . . .            (32,535)             (30,165)
                                                                    --------------        -------------
         Net cash used in investing activities  . . . . . . . .            (27,224)             (25,992)
Cash flows from financing activities:
   Net (payments for) proceeds from short-term borrowings   . .               (503)              71,051
   Borrowings (repayments) from long-term debt  . . . . . . . .                                 (48,847)
   Preferred stock dividends paid   . . . . . . . . . . . . . .             (4,375)
   Issuance of common stock under employee plans  . . . . . . .             12,006               12,738
                                                                    --------------        -------------
         Net cash provided by financing activities    . . . . .              7,128               34,942
Effect of exchange rate changes on cash   . . . . . . . . . . .              1,773                 (753)
                                                                    --------------        -------------
Net increase in cash  . . . . . . . . . . . . . . . . . . . . .             32,046               14,618
Cash at beginning of period   . . . . . . . . . . . . . . . . .              3,355               14,948
                                                                    --------------        -------------
Cash at end of period   . . . . . . . . . . . . . . . . . . . .     $       35,401        $      29,566
                                                                    ==============        =============



        See Note 6 for Supplemental Statement of Cash Flow information.

   The accompanying notes are an integral part of these financial statements.

                           DELL COMPUTER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements should be read in context of the consolidated financial statements and notes thereto filed with the Commission in the Company's fiscal 1994 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position of Dell Computer Corporation and its consolidated subsidiaries at July 31, 1994, and January 30, 1994, and the results of operations for the three-month and six-month periods ended July 31, 1994, and August 1, 1993. Operating results for the three-month and six-month periods ended July 31, 1994, are not necessarily indicative of the results that may be expected for the year ending January 29, 1995. Certain prior-period amounts have been reclassified for comparative purposes.

Unless otherwise indicated, all references to years in connection with financial information refer to the Company's fiscal years and all references to quarters in connection with financial information refer to the Company's fiscal quarters.

NOTE 2 - SHORT TERM INVESTMENTS

The Company recognized investment losses of $7.6 million during the second quarter of 1995 and $23.1 million for the first six months of 1995 on certain
of the Company's short-term investments.   Additionally, other unrealized
losses on short-term investments in the amount of $4.3 million ($2.8 million net of tax) at July 31, 1994, were assessed to be temporary and recorded as a separate component of stockholders' equity. The investment losses are primarily a result of interest rate increases in the United States, Canadian, Japanese, and European interest rate markets.

NOTE 3 - INVESTMENT DERIVATIVES

The Company recognized net losses on interest rate derivatives of $1.3 million in the second quarter of 1995 and $23.9 million for the first six months of 1995. The losses recognized in the first half of 1995 primarily resulted from increases in the United States, Canadian, Japanese, and European interest rate markets.

NOTE 4 - WITHDRAWAL FROM THE CONSUMER RETAILER CHANNEL

In July, 1994, the Company adopted a plan to discontinue traditional sales through consumer retailers. Accordingly, the Company has recorded a $3.0 million charge for estimated losses and operating expenses that were a direct result of the decision to exit this market. Revenue from consumer retailers represented 3% and 5% of consolidated net sales in the second quarter and the first six months of 1995, respectively, compared with 9% and 10% for the comparable prior-year periods.

NOTE 5 - EARNINGS (LOSS) PER COMMON SHARE

Earnings or loss per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options. The Series A Convertible Preferred Stock is not a common share equivalent for purposes of computing earnings or loss per common share. The number of common equivalent shares outstanding relating to stock options is computed using the treasury stock method for the primary and fully diluted earnings per share. Shares used in the fully diluted earnings per share have been adjusted for the assumed conversion of the Company's Series A Convertible Preferred Stock.

NOTE 6 - SUPPLEMENTAL FINANCIAL INFORMATION (IN THOUSANDS)

Supplemental Statement of Financial Position Information:

                                                                         JULY 31,           JANUARY 30,
                                                                           1994                1994
                                                                     ---------------      --------------
Inventories:
   Production materials .  . . . . . . . . . . . . . . . . . . .      $      213,509       $     195,744
   Work-in-process and finished goods  . . . . . . . . . . . . .              25,397              24,521
                                                                      --------------       -------------
                                                                      $      238,906       $     220,265
                                                                      ==============       =============

Supplemental Statement of Operations Information:

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 ---------------------------  -----------------------------
                                                    JULY 31,      AUGUST 1,      JULY 31,       AUGUST 1,
                                                     1994           1993          1994            1993
                                                 ------------   ------------  -------------  --------------
Financing and other income (expense):
   Investment income:
     Short-term investment income, net . . . . . $    (5,323)   $       530   $  (16,073)    $    3,179
     Interest rate derivatives . . . . . . . . .      (1,341)         1,104      (23,948)         1,777
                                                 -----------    -----------   ----------     ----------
       Total investment income . . . . . . . . .      (6,664)         1,634      (40,021)         4,956
   Interest expense. . . . . . . . . . . . . . .      (2,388)        (2,047)      (4,558)        (3,466)
   Foreign currency transaction gains. . . . . .          64           (211)       2,604             57
   Other . . . . . . . . . . . . . . . . . . . .        (683)        (2,206)        (227)        (3,549)
                                                 -----------    -----------    ---------     ----------
                                                 $    (9,671)   $    (2,830)   $ (42,202)    $   (2,002)
                                                 ===========    ===========    =========     ==========
Weighted average shares used to compute
   earnings per share:
    Primary  . . . . . . . . . . . . . . . . . .      40,620         37,229       40,533         37,136
                                                 ===========    ===========    =========     ==========
    Fully diluted  . . . . . . . . . . . . . . .      46,047            --        46,056            --
                                                 ===========    ===========    =========     ==========

Supplemental Statement of Cash Flows Information:

                                                                              SIX MONTHS ENDED
                                                                    -----------------------------------
                                                                        JULY 31,             AUGUST 1,
                                                                          1994                1993
                                                                    --------------       --------------
Changes in operating working capital accounts:
  Accounts receivable, net    . . . . . . . . . . . . . . . . .     $     (17,356)       $     (46,698)
  Inventories, net    . . . . . . . . . . . . . . . . . . . . .           (18,199)               5,109
  Accounts payable    . . . . . . . . . . . . . . . . . . . . .            15,751               20,509
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . .            10,925               41,653
  Other current assets    . . . . . . . . . . . . . . . . . . .           (39,961)             (21,346)
  Income taxes payable    . . . . . . . . . . . . . . . . . . .             3,911              (26,574)
                                                                    -------------        -------------
                                                                    $     (44,929)       $     (27,347)
                                                                    =============        =============
Changes in non-current assets and liabilities:
  Other assets    . . . . . . . . . . . . . . . . . . . . . . .     $         231        $         700
  Other liabilities   . . . . . . . . . . . . . . . . . . . . .             9,967                9,634
                                                                    -------------        -------------
                                                                    $      10,198        $      10,334
                                                                    =============        =============



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

Unless otherwise indicated, all references to years in connection with financial information refer to the Company's fiscal years and all references to quarters in connection with financial information refer to the Company's fiscal quarters.

RESULTS OF OPERATIONS

         The Company reported net income for the second quarter of 1995 of $28.6 million or $.65 per common share compared with a net loss of $75.7 million or $2.03 per common share for the comparable period in 1994. Net income for the first six months of 1995 was $47.5 million or $1.06 per common share for the first six months of 1995 compared with a net loss of $65.5 million or $1.76 per common share for the first six months of 1994. Net income was adversely affected by after-tax losses on certain investment derivatives and short-term investments aggregating $6.2 million for the second quarter of 1995 and $32.5 million for the first six months of 1995.

         The following table sets forth for the periods indicated the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of income.


                                                    PERCENTAGE OF CONSOLIDATED NET SALES
                                                    ------------------------------------
                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                           ------------------------      -------------------------
                                            JULY 31,      AUGUST 1,       JULY 31,      AUGUST 1,
                                             1994           1993            1994          1993
                                           ---------     ----------      ---------      ----------
Net sales:
 North America (U.S. and Canada)  . . . .    67.6%          67.7%           66.1%          67.7%
 Europe   . . . . . . . . . . . . . . . .    27.0           27.1            28.7           27.9
 Other international  . . . . . . . . . .     5.4            5.2             5.2            4.4
                                           ------         ------          ------         ------
    Consolidated net sales  . . . . . . .   100.0          100.0           100.0          100.0
 Cost of sales  . . . . . . . . . . . . .    78.6           93.5            78.2           88.4
                                           ------         ------          ------         ------
    Gross profit  . . . . . . . . . . . .    21.4             6.5            21.8           11.6
Operating expenses:
 Selling, general and administrative. . .    13.0           18.8            12.7           16.0
 Research, development and engineering. .     2.0            1.7             2.0            1.7
                                           ------         ------          ------         ------
    Total operating expenses  . . . . . .    15.0           20.5            14.7           17.7
                                           ------         ------          ------         ------
       Operating income   . . . . . . . .     6.4          (14.0)            7.1           (6.1)
Financing and other income (expense),
  net . . . . . . . . . . . . . . . . . .    (1.2)          (0.4)           (2.7)          (0.2)
                                           ------         ------          ------         ------
 Income before income taxes   . . . . . .     5.2          (14.4)            4.4           (6.3)
Provision for income taxes. . . . . . . .     1.6           (3.6)            1.4           (1.5)
                                           ------         ------          ------         ------
 Net income   . . . . . . . . . . . . . .     3.6          (10.8)            3.0           (4.8)
Preferred stock dividends . . . . . . . .      .3            --               .3            --
                                           ------         ------          ------         ------
 Net income applicable to common
   stockholders . . . . . . . . . . . . .     3.3%         (10.8%)           2.7%          (4.8%)
                                           ======         ======          ======         ======



Net Sales

         Consolidated net sales increased 13% to $791.5 million for the second quarter of 1995 and increased 13% to $1.56 billion for the first six months of 1995. In July 1994, the Company adopted a plan to discontinue traditional sales through consumer retailers. Revenue to consumer retailers was 3% and 5% of consolidated net sales in the second quarter and the first six months of 1995, respectively, and 9% and 10% for the comparable prior-year periods. Revenue from this channel declined sequentially from $61.4 million in the first quarter of 1995 to $22.7 million in the second quarter of 1995. Excluding consumer retailer sales, worldwide sales increased 19% for the first six months of 1995 over the comparable prior-year period.

         Average revenue per unit increased 12% for the second quarter of 1995 and 11% for the first six months of 1995 over average revenue per unit for the comparable periods of 1994. Unit volumes for the second quarter and the first six months of 1995 increased less than 2% from the comparable periods of 1994. The increase in average revenue per unit was primarily due to increased sales of higher priced products such as Pentium-based systems.

         The Company's consolidated net sales (expressed in United States dollars) were reduced by .9% in the second quarter of 1995 and .8% for the first six months of 1995 by fluctuations in the average value of the United States dollar relative to its average value in the comparable periods of the prior year, particularly because of the strengthening of the U.S. dollar. Based in part on this information, the Company believes that the increase in consolidated net sales was primarily driven by an increase in average revenue per unit which was partially offset by changes in foreign currency exchange rates.

         Consolidated net sales from the Company's Pentium-based products, which were initially introduced in May 1993, continued to increase and represented 21% and 15% of consolidated net sales in the second quarter and the first six months of 1995, respectively. Sales of the Company's 486-based desktop systems reflected the shift in demand toward Pentium systems and decreased to 67% and 72% of consolidated net sales for the second quarter and the first six months of 1995, respectively, compared with 80% and 78% of consolidated net sales for the second quarter and the first six months of 1994, respectively.

         The Company's mid-size and small-chassis desktop systems represented 69% and 70% of consolidated net sales for the second quarter and the first six months of 1995, respectively, compared with 71% of consolidated net sales for each of the comparable periods in 1994. Sales of servers and workstations accounted for 15% of consolidated net revenue for the second quarter of 1995 and 14% for the first six months of 1995, respectively, compared with 13% for each of the second quarter and the first six months of 1994. Sales of notebook computers were 4% and 3% of consolidated net sales in the second quarter and the first six months of 1995, respectively, compared with 3% and 4% of consolidated net sales for the respective prior year periods.

          The Company believes that the absence of a full notebook computer product line during the last half of 1994 and in the first half of 1995 was a contributing factor to the Company's decreased sales growth and that the Company's re-entry into the notebook market represents a significant growth opportunity. Since January 30, 1994, the Company has introduced the Latitude
(TM) and Latitude XP (TM) notebook computer product lines and the PowerEdge (TM) server product line. The Latitude product line and the PowerEdge server line were introduced in February 1994. In August 1994, the Dell-designed Latitude XP product line and an enhanced Dell-designed Latitude product line were introduced. There can be no assurance that the Company's notebook, server, or other development activities will be successful, that product technologies will be available to the Company, that the Company will be able to deliver commercial quantities of computer products in a timely manner, or that such products will achieve market acceptance.

         Despite the decline in consumer retailer revenue, North American sales increased 13% to $534.7 million for the second quarter of 1995 and increased 11% to $1.03 billion for the first six months of 1995. Although the Company experienced a seasonal decline in European government sales, net revenue from the Company's European operations increased 13% to $214.2 million for the second quarter of 1995 and increased 17% to $447.1 million for first six months of 1995. Other international sales increased 18% to $42.6 million for the second quarter of 1995 and increased 35% to $81.0 million for the first six months of 1995.

         Consolidated net sales to major corporate, government and education accounts increased 29% to $445.8 million for the second quarter of 1995 and increased 24% to $829.9 million for the first six months of 1995. Sales to medium- and small-sized businesses and individuals decreased 2% to $245.2 million for the second quarter of 1995 and decreased 2% to $521.4 million for the first six months of 1995, primarily as a result of declining sales to consumer retailers.

         The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any period. Although the Company will continue efforts to minimize the time between customer order and product delivery, the Company expects backlog to increase at the end of the third quarter of 1995 as the Company attempts to balance the cost of maintaining minimal levels of backlog while controlling manufacturing costs. Backlog represented approximately $29.4 million at July 31, 1994. Consistent with the Company's unconditional return policy, customers may cancel or reschedule orders without penalty prior to commencement of manufacturing.

Gross Profit

         The Company's gross profit as a percentage of consolidated net sales increased to 21.4% for the second quarter of 1995 from 6.5% for the second quarter of 1994 and increased to 21.8% for the first six months of 1995 from 11.6% for the comparable period a year ago. Gross profit would have been 13.6% for the second quarter of 1994 and 16.7% for the first six months of 1994, but was reduced by pre-tax charges of over $50 million for the second quarter and $71 million for the first six months of 1994 for charges related to notebook computers and other costs, consisting mostly of inventory writedowns and
related costs.   The increase in gross profit from 13.6% to 21.4% for the
second quarters of 1994 and 1995, respectively, and from 16.7% to 21.8% for the first six months of 1994 and 1995, respectively, is primarily due to improvements in component costs and quality due to the Company's vendor certification and vendor consolidation programs, as well as improved sales mix toward higher margin products driven by changes in the Company's sales incentive programs and pricing strategies, offset in part by $3.0 million of costs accrued relating to the decision to exit the traditional consumer retailer channel.

         Late in the first quarter of 1995 and throughout the second quarter of 1995, the Company took pricing actions in the U.S. to stimulate demand on selected products. The Company broadened its pricing actions to Europe and other international regions late in the second quarter of 1995. Additional pricing actions will occur as the Company attempts to stimulate demand and maintain a competitive mix of price, performance and customer support services. The Company attempts to mitigate the effect of its pricing actions through improvements in the product mix, reduced component costs, manufacturing efficiencies and operating expense controls. There can be no assurance that further pricing actions will be effective in stimulating higher levels of sales or that cost reduction efforts will offset the effects of pricing actions on the Company's gross margins.

         Dell's manufacturing process requires a high volume of quality components. Several microprocessors used in the Company's products are currently available only from Intel Corporation. In addition, the Company has certain single supplier relationships that are considered advantageous for reasons including performance, quality, support, delivery and price considerations. Reliance on those vendors, as well as industry supply conditions, generally involves several risks, including the possibility of a shortage of components, increases in component costs and reduced control over delivery schedules, which could adversely affect the Company's financial results. The Company occasionally experiences delays in receiving certain components, which can cause delays in the shipment of some products to customers. For example, if sales of the recently introduced Latitude XP notebook computer exceed forecasted sales, the Company may experience supply constraints for its sole-sourced active-matrix color screens. There can be no assurance that the Company will be able to continue to obtain additional supplies in a timely or cost-effective manner.

         The results of the Company's international operations are subject to currency fluctuations. However, the Company attempts to reduce its exposure to currency fluctuations through the use of foreign currency option contracts for periods not exceeding twelve months and, to a lesser extent, through the use of forward contracts, generally for periods not exceeding three months, which hedge certain anticipated intercompany shipments to foreign subsidiaries. Forward contracts entered into to hedge anticipated intercompany shipments, none of which were outstanding at the end of the second quarter of 1995, are accounted for on a mark-to-market basis. The Company has purchased options to hedge a portion of its anticipated, but not firmly committed, intercompany sales for 1995 and may enter into additional hedging transactions as management considers appropriate. Based upon foreign currency exchange rates at the end of the second quarter of 1995, option contracts that hedge anticipated shipments to international subsidiaries for the last six months of 1995 had a combined net realized and unrealized deferred loss of $7.9 million.

Operating Expenses

         Operating expenses for the second quarter of 1995 decreased 18% to $118.6 million for the second quarter of 1995 and decreased 6% to $228.4 million for the first six months of 1995. Operating expenses as a percentage of sales decreased to 15.0% for the second quarter of 1995 from 20.5% for the second quarter of 1994 and decreased to 14.7% for the first six months of 1995 from 17.7% for the first six months of 1994. Operating expenses for the second quarter of 1994 included $21 million of restructuring charges for consolidating operations, write-offs of certain assets and employee severance payments. The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. No assurance can be given that the Company's efforts to manage operating expenses will be successful.

Net Financing and Other Income (Expense)

         Net financing and other income (expense) was $(9.7) million in the second quarter of 1995 compared with ($2.8) million for the second quarter of 1994 and was ($42.2) million for the first six months of 1995 compared with ($2.0) million for the first six months of 1994.

         Short-term investment income (loss) was ($5.3) million in the second quarter of 1995 compared with $.5 million in the second quarter of 1994 and was ($16.1) million for the first six months of 1995 compared with $3.2 million for the first six months of 1994. Investment losses were primarily due to recognized losses of $7.6 million for the second quarter of 1995 and $23.1 for the first six months of 1995 on certain of the Company's short-term
investments.   Additionally, other unrealized losses on short-term investments in the amount of $4.3 million ($2.8 million net of tax) at July 31, 1994, were assessed to be temporary and recorded as a separate component of stockholders' equity. The investment losses are primarily a result of interest rate increases in the United States, Canadian, Japanese, and European interest rate markets.

         In the normal course of business, the Company has historically employed a variety of interest rate derivative instruments to more efficiently manage its principal, market and credit risks as well as to enhance its investment yield. Derivative instruments utilized included interest rate swaps, written and purchased interest rate options and swaptions (options to enter into interest rate swaps). The Company structured derivative instruments in interest rate markets where it has foreign operations. Interest rate derivatives generally involve exchanges of interest payments based upon fixed and floating interest rates without exchanges of underlying notional amounts. Realized and unrealized net gains (losses) on interest rate derivatives recognized in income were ($1.3) million in the second quarter of 1995 compared with $1.1 million in the second quarter of 1994 and ($23.9) million for the first six months of 1995 compared with $1.8 million for the first six months of 1994. The losses recognized in the first half of 1995 primarily resulted from increases in the United States, Canadian, Japanese, and European interest rate markets. During the second quarter, the Company closed all remaining investment derivatives. In the future, the Company intends to use derivative contracts only to manage components of its capital structure.

         Interest expense in the second quarter of 1995 increased to $2.4 million from $2.0 million in the second quarter of 1994 and to $4.6 million for the first six months of 1995 compared with $3.5 million for the first six months of 1994. The increase in interest expense in 1995 was primarily due to higher effective borrowing rates associated with the 11% Senior Notes (the "Notes") issued in the third quarter of 1994 relative to the borrowings outstanding during the second quarter of 1994. Concurrently with the issuance of the Notes, the Company entered into interest rate swap agreements to manage the interest costs associated with the Notes. The swap agreements effectively changed the Company's interest rate exposure from a fixed-rate to a floating-rate basis and resulted in a weighted average interest rate of 10.81% and 10.06% on the Notes for the second quarter and the first six months of
1995.   In August 1994, the Company entered into swap agreements to effectively change its interest rate exposure from a floating-rate basis to a fixed-rate basis with a one-time reset on December 19, 1994. As a result of the swap agreements, the Company is currently paying a net interest cost of 13.21% on the Notes. Pursuant to the terms of the swap agreements, the counterparties may reset the swap rate differential up to a maximum net interest cost of 13.81% on the Notes if market rates have increased on the reset date or, if interest rates have decreased, the Company may proportionately reduce the net interest cost on an unlimited basis.

         Financing fees and other income (expense) were ($.7) million in the second quarter of 1995 compared with ($2.2) million in the second quarter of 1994 and ($.2) million for the first six months of 1995 compared with ($3.5) million for the first six months of 1994. The improvement in financing fees and other costs for the second quarter and the first six months of 1995 were primarily due to higher financing-related expenses incurred in 1994 in connection with refinancing of debt and credit facilities during the second quarter of 1994.

Income Tax

         The Company's effective tax rate was 31.0% for the second quarter and first six months of 1995 compared with 25.0% and 23.8% for the same periods in 1994. The effective tax rate in the prior year periods were lower as a result of the reduction in tax benefit resulting from the geographical distribution of prior year losses.

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

         The table below shows the effect on income before income taxes, net income and earnings per common share for the second quarters and the first six months of 1995 and 1994, if gains and losses on hedging contracts had been accounted for on a mark-to-market basis.

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                               --------------------------    ---------------------------
                                                JULY 31,        AUGUST 1,      JULY 31,        AUGUST 1,
                                                  1994           1993            1994           1993
                                               -----------    -----------    ----------      -----------
                                                        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
EFFECT ON INCOME BEFORE INCOME TAXES:

 Forward contracts . . . . . . . . . . . . .   $     --        $   --         $   --          $    --
 Synthetic forward contracts . . . . . . . .         --            --             --               --
 Other option contracts. . . . . . . . . . .        (8.2)           5.3           (10.2)           5.0
                                               ---------       --------       ---------       --------
 Total effect on income before income
   taxes . . . . . . . . . . . . . . . . . .   $    (8.2)      $    5.3       $   (10.2)      $    5.0
                                               =========       ========       =========       ========
DEFERRED REALIZED AND UNREALIZED GAIN
   (LOSS)  . . . . . . . . . . . . . . . . .   $    (7.9)      $    7.0       $    (7.9)      $    7.0
                                               =========       ========       =========       ========
EFFECT ON NET INCOME AND EARNINGS PER
 SHARE:
 Net income on a mark-to-market basis. . . .   $    22.9       $  (71.8)      $    40.5       $  (61.7)
 Net income as reported. . . . . . . . . . .   $    28.6       $  (75.8)      $    47.5       $  (65.5)
 Primary earnings per share on a
   mark-to-market basis. . . . . . . . . . .   $     .51       $  (1.93)      $     .89       $  (1.66)
 Primary earnings per share as reported. . .   $     .65       $  (2.03)      $    1.06       $  (1.76)


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow from operating activities for the first six months of 1995 was $50.4 million, which represented the Company's primary source of cash. The Company experienced a decrease in days in accounts receivable to 49 days at the end of the second quarter of 1995 from 50 days at the end of 1994. Inventory levels increased slightly to 35 days of supply at the end of the second quarter of 1995 from 33 days at the end of 1994. Days in accounts payable increased to 44 days at the end of the second quarter of 1995 from 42 days at the end of 1994. Although the Company made significant progress in reducing inventory levels during the past twelve months, maintaining this inventory level is dependent upon the Company's ability to achieve targeted revenue and product mix, to further reduce complexities in its product line, and to increase commonality of parts. There can be no assurance that the Company will be able to maintain these low inventory levels in future periods.

         Approximately $32.5 million of cash was used for capital expenditures during the first six months of 1995 to construct facilities and to acquire information systems and personal computer office equipment. Capital expenditures for the last half of 1995 are expected to be approximately $35 million.

         Effective June 10, 1994, the Company entered into a new line of credit facility which bears interest at a defined Base Rate or Eurocurrency Rate with covenants based on quarterly income, maintenance of net worth, a maximum ratio of total liabilities to tangible net worth, and a maximum inventory level. Maximum amounts available under the credit facility are limited to $90 million less the aggregate of outstanding letters of credit. During the commitment period, the Company is obligated to pay a fee on the unused portion of the credit facility. No amounts are outstanding under this credit facility, and the maximum available totaled $83.5 million as of July 31, 1994.

         The Company's subsidiary, Dell Receivables Corporation, has a Receivables Purchase Agreement, which was renewed effective May 24, 1994, pursuant to which the Company may raise up to $100 million through the sale of interests in certain of its accounts receivable. The Company is obligated to pay a commitment fee based on the unused portion of the amount available under the Receivable Purchase Agreement. As of July 31, 1994, this facility was unused.

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

ITEM 1.  LEGAL PROCEEDINGS

         The Company and its Chairman, Michael S. Dell, are defendants in nineteen lawsuits filed between May and November 1993, in the United States District Court for the Western District of Texas, Austin Division. The suits have been consolidated, an amended and consolidated complaint has been filed, and the plaintiffs have requested class certification for a class of persons who purchased or held the Company's common stock between February 24, 1993, and July 14, 1993. In general, the plaintiffs have alleged that the Company made overly optimistic forecasts about the Company's prospects without a reasonable basis and failed to disclose adverse material information about the Company's business (particularly with regard to problems in its notebook business) on a timely basis, thereby inducing the plaintiffs to buy Company common stock at artificially high prices. The plaintiffs also have alleged that Mr. Dell sold securities of the Company while in the possession of material, non-public information about the Company. The consolidated complaint asserts that these actions or omissions violated various provisions of the federal securities laws, particularly Section 10(b) of the Exchange Act and Rule 10b-5; that Mr. Dell's trades violated Section 20A of the Exchange Act; and that the defendants violated provisions of Texas statutes and common law principles against negligent misrepresentation and deceit. The complaint seeks unspecified damages. The Company is vigorously defending itself and Mr. Dell. It is the Company's policy to make accruals for potential liability or settlement of litigated matters as appropriate. The Company believes that its current accruals in connection with this matter are adequate.

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

         The Company has received a subpoena from the FTC dated July 18, 1994, in connection with an inquiry with respect to whether the Company may have misrepresented or improperly failed to disclose patent rights that would conflict with open use of a local high-speed personal computer bus standard promulgated by the Video Electronics Standards Association (VESA). The Company is cooperating in this inquiry. The Company does not believe that the inquiry or its outcome will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

         The Company held its Annual Meeting of Stockholders on June 22, 1994. Approximately 37,265,213 shares, or 97.3% of the Common Stock issued and outstanding as of the record date, were represented at the meeting in person or by proxy. Set forth below is a brief description of each matter voted upon at the meeting and the voting results with respect to each matter.

         1. A proposal to elect the following persons to serve as Class III members of the Company's Board of Directors for three-year terms:

                      NAME               FOR                  WITHHELD
                      ----               ---                  --------
                 George Kozmetsky        37,086,244           178,969
                 Claudine Malone         37,087,734           177,479

         2. A proposal to approve the selection of Price Waterhouse as the Company's independent auditors for fiscal 1995:

                                FOR           AGAINST            ABSTAIN         BROKER NON-VOTES
                                ---           -------            -------         ----------------
                             37,024,027       143,694            97,492                --


         3. A proposal to approve the Company's Incentive Plan, reserve 4,490,207 shares (subject to adjustment) of Common Stock of the Company for issuance under it, and to cancel the reservation of the same number of shares reserved for issuance under the Company's 1989 and 1993 Stock Incentive Plans:

                                  FOR           AGAINST           ABSTAIN        BROKER NON-VOTES
                                  ---           -------           -------        ----------------
                              20,152,705        6,035,372         222,163        10,854,973


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

EXHIBIT
  NO.                                   DESCRIPTION OF EXHIBIT
- - -------                                 ----------------------
10.1*     $90,000,000 Credit Agreement among Dell Computer Corporation and its Wholly-Owned
            Subsidiaries, as borrowers, the Banks Parties Thereto, and Citibank, N.A., as Agent,
            Dated as of June 10, 1994
10.2*     Amendment No. 1 to the Dell Computer Corporation Deferred Compensation Plan dated April 29,
            1994
10.3*     Amendment No. 3 to the Dell Computer Corporation 401(k) Plan dated February 24, 1993
10.4*     Dell Computer Corporation Deferred Compensation Plan for Non-Employee Directors dated May
            20, 1994
10.5*     Agreement dated June 1, 1994, between Dell Computer Corporation and Morton Topfer
10.6*     Dell Computer Corporation Employment Agreement dated July 21, 1994, between Dell Computer
            Corporation and Thomas B. Green
10.7      Dell Computer Corporation Incentive Plan dated June 22, 1994 (incorporated by reference to
            Exhibit 4.6 of the Company's Registration Statement on Form S-8 as filed with the
            Securities and Exchange Commission on July 14, 1994, Registration No. 33-54577)
27*       Financial Data Schedule

 _____________________
* Filed herewith.

(b)  Reports on Form 8-K

     None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  DELL COMPUTER CORPORATION


 September 12, 1994                               /s/  THOMAS J. MEREDITH
                                                -----------------------------
                                                       Thomas J. Meredith
                                                    Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
  NO.                            DESCRIPTION OF EXHIBIT
- - -------                          ----------------------
10.1*     $90,000,000 Credit Agreement among Dell Computer Corporation and its Wholly-Owned
            Subsidiaries, as borrowers, the Banks Parties Thereto, and Citibank, N.A., as Agent,
            Dated as of June 10, 1994
10.2*     Amendment No. 1 to the Dell Computer Corporation Deferred Compensation Plan dated April 29,
            1994
10.3*     Amendment No. 3 to the Dell Computer Corporation 401(k) Plan dated February 24, 1993
10.4*     Dell Computer Corporation Deferred Compensation Plan for Non-Employee Directors dated May
            20, 1994
10.5*     Agreement dated June 1, 1994, between Dell Computer Corporation and Morton Topfer
10.6*     Dell Computer Corporation Employment Agreement dated July 21, 1994, between Dell Computer
            Corporation and Thomas B. Green
10.7      Dell Computer Corporation Incentive Plan dated June 22, 1994 (incorporated by reference to
            Exhibit 4.6 of the Company's Registration Statement on Form S-8 as filed with the
            Securities and Exchange Commission on July 14, 1994, Registration No. 33-54577)
27*       Financial Data Schedule

 _____________________
* Filed herewith.