Form 10-Q
period 1994-10-30
DELL COMPUTER CORP
filed 1994-12-13
CIK 826083

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


                FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1994


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





   INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.         YES  X   NO  [ ]

   AS OF DECEMBER 9, 1994, 39,335,124 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           DELL COMPUTER CORPORATION

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                        OCTOBER 30,         JANUARY 30,
                                                                            1994                1994
                                                                      ---------------     ---------------
  Current assets:
    Cash                                                              $        18,154     $         3,355
    Short-term investments                                                    381,617             333,667
    Accounts receivable, net                                                  489,331             410,774
    Inventories, net                                                          274,520             220,265
    Other current assets                                                      110,409              80,323
                                                                      ---------------     ---------------
           Total current assets                                             1,274,031           1,048,384
  Property and equipment, net                                                 110,589              86,892
  Other assets                                                                  5,175               5,204
                                                                      ---------------     ---------------
                                                                      $     1,389,795     $     1,140,480
                                                                      ===============     ===============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                                                  $       362,368     $       282,708
    Accrued liabilities                                                       252,419             237,651
    Income taxes                                                               34,655              17,628
                                                                      ---------------     ---------------
           Total current liabilities                                          649,442             537,987
  Long-term debt                                                              100,000             100,000
  Other liabilities                                                            58,532              31,385
  Commitments and contingencies
  Stockholders' equity:
    Preferred stock: $.01 par value; shares authorized: 5,000,000;
       shares issued and outstanding: 1,250,000                                    13                  13
    Common stock: $.01 par value; shares authorized:
       100,000,000; shares issued and outstanding:
       39,086,664 and 37,929,031, respectively                                    391                 379
    Additional paid-in capital                                                342,909             320,041
    Unrealized gain (loss) on short-term investments                           (2,451)              3,230
    Retained earnings                                                         253,114             170,790
    Cumulative translation adjustment                                         (12,155)            (23,345)
                                                                      ---------------     ---------------
           Total stockholders' equity                                         581,821             471,108
                                                                      ---------------     ---------------
                                                                      $     1,389,795     $     1,140,480
                                                                      ===============     ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                           DELL COMPUTER CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 ------------------------------   ------------------------------
                                                   OCTOBER 30,     OCTOBER 31,      OCTOBER 30,     OCTOBER 31,
                                                      1994            1993             1994           1993
                                                 --------------  --------------   --------------  --------------
Net sales                                        $      884,552  $      757,284   $    2,442,680  $    2,130,217
Cost of sales                                           703,129         621,716        1,921,788       1,835,751
                                                 --------------  --------------   --------------  --------------
  Gross profit                                          181,423         135,568          520,892         294,466
Operating expenses:
  Selling, general and administrative                   104,861         104,868          302,384         324,368
  Research, development and engineering                  17,016          12,911           47,916          36,278
                                                 --------------  --------------   --------------  --------------
    Total operating expenses                            121,877         117,779          350,300         360,646
                                                 --------------  --------------   --------------  --------------
      Operating income (loss)                            59,546          17,789          170,592         (66,180)
Financing and other income (expense), net                (1,418)            376          (43,620)         (1,626)
                                                 --------------  --------------   --------------  --------------
  Income (loss) before income taxes                      58,128          18,165          126,972         (67,806)
Provision for income taxes (benefit)                     16,774           6,183           38,086         (14,265)
                                                 --------------  --------------   --------------  --------------
  Net income (loss)                                      41,354          11,982           88,886         (53,541)
Preferred stock dividends                                 2,187           1,556            6,562           1,556
                                                 --------------  --------------   --------------  --------------
  Net income (loss) applicable to
    common stockholders                          $       39,167  $       10,426   $       82,324  $      (55,097)
                                                 ==============  ==============   ==============  ==============
Primary earnings (loss) per common share         $         0.93  $          .26   $         2.01  $        (1.48)
                                                 ==============  ==============   ==============  ==============
Fully diluted earnings per common share          $         0.86  $           --   $         1.89  $           --
                                                 ==============  ==============   ==============  ==============


     The accompanying notes are an integral part of these consolidated financial statements.

                           DELL COMPUTER CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                              NINE MONTHS ENDED
                                                                      -----------------------------------
                                                                       OCTOBER 30,         OCTOBER 31,
                                                                           1994                1993
                                                                      -------------       ---------------
Cash flows from operating activities:
  Net income (loss)                                                   $      88,886       $       (53,541)
  Charges to income not requiring cash outlays:
    Depreciation and amortization                                            23,624                22,069
    Loss on short-term investments                                           21,218                    --
    Other                                                                     1,825                   175
  Changes in:
    Operating working capital                                               (34,389)               49,262
    Non-current assets and liabilities                                       21,257                16,934
                                                                      -------------       ---------------
          Net cash provided by operating activities                         122,421                34,899
Cash flows from investing activities:
  Short-term investments:
    Purchases                                                            (3,202,716)           (1,769,552)
    Maturities and other redemptions                                      3,011,348             1,579,274
    Sales                                                                   113,406                36,260
  Capital expenditures                                                      (47,007)              (38,469)
                                                                      -------------       ---------------
        Net cash used in investing activities                              (124,969)             (192,487)
Cash flows from financing activities:
  Net payments on short-term borrowings                                        (147)               (9,231)
  Repayments on long-term debt                                                   --               (48,865)
  Preferred stock dividends paid                                             (6,562)                   --
  Net proceeds from issuance of Notes                                            --                96,654
  Net proceeds from issuance of Preferred Stock                                  --               120,151
  Issuance of common stock under employee plans                              21,580                16,587
                                                                      -------------       ---------------
        Net cash provided by financing activities                            14,871               175,296
Effect of exchange rate changes on cash                                       2,476                  (861)
                                                                      -------------       ---------------
Net increase in cash                                                         14,799                16,847
Cash at beginning of period                                                   3,355                14,948
                                                                      -------------       ---------------
Cash at end of period                                                 $      18,154       $        31,795
                                                                      =============       ===============



        See Note 7 for Supplemental Statement of Cash Flow information.

  The accompanying notes are an integral part of these financial statements.

                           DELL COMPUTER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's fiscal 1994 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position of Dell Computer Corporation and its consolidated subsidiaries at October 30, 1994, and January 30, 1994, and the results of operations for the three-month and nine-month periods ended October 30, 1994, and October 31, 1993. Operating results for the three-month and nine-month periods ended October 30, 1994, are not necessarily indicative of the results that may be expected for the year ending January 29, 1995. Certain prior-period amounts have been reclassified for comparative purposes.

Unless otherwise indicated, all references to years in connection with financial information refer to the Company's fiscal years and all references to quarters in connection with financial information refer to the Company's fiscal quarters.

NOTE 2 -- SHORT TERM INVESTMENTS

The Company realized pretax losses of $23.1 million on certain short-term investments during the first half of 1995. These investment losses were primarily a result of interest rate increases during the first half of 1995 in the United States, Canadian, Japanese, and European interest rate markets. Additionally, at October 30, 1994, other unrealized losses on short-term investments in the amount of $3.8 million ($2.5 million net of tax) were assessed to be temporary and recorded as a separate component of stockholders' equity.

NOTE 3 -- COMMITMENTS AND CONTINGENCIES

On November 17, 1994, the Company announced that its Chairman, Michael S. Dell, and the Company had reached settlement with plaintiffs in several consolidated lawsuits filed by its stockholders. Under the settlement, the Company and its insurers will pay a total of $13.4 million to the plaintiffs. The settlement did not have a material effect on the Company's financial condition and results of operations because the settlement amount was covered by insurance or previously taken reserves.

NOTE 4 -- INVESTMENT DERIVATIVES

The Company recognized net pretax losses on interest rate derivatives of $23.9 million in the first half of 1995. The losses resulted primarily from increases in the United States, Canadian, Japanese, and European interest rate markets.

NOTE 5 -- WITHDRAWAL FROM THE CONSUMER RETAILER CHANNEL

In July 1994, the Company adopted a plan to discontinue traditional sales through consumer retailers. Revenue from consumer retailers represented 1% and 9% of consolidated net sales in the third quarter of 1995 and 1994, respectively, and 3% and 9% of consolidated net sales in the first nine months of 1995 and 1994, respectively.

NOTE 6 -- EARNINGS (LOSS) PER COMMON SHARE

Earnings or loss per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options. The Series A Convertible Preferred Stock is not a common share equivalent for purposes of computing primary earnings or loss per common share. The number of common equivalent shares outstanding relating to stock options is computed using the treasury stock method for the primary and fully diluted earnings per share. Shares used in the fully diluted earnings per share have been adjusted for the assumed conversion of the Company's Series A Convertible Preferred Stock.

NOTE 7 -- SUPPLEMENTAL FINANCIAL INFORMATION (IN THOUSANDS)

Supplemental Consolidated Statement of Financial Position Information:

                                                                                         OCTOBER 30,          JANUARY 30,
                                                                                             1994                1994
                                                                                       ---------------     ----------------
                 Inventories:
                   Production materials                                                $       242,863     $        195,744
                   Work-in-process and finished goods                                           31,657               24,521
                                                                                       ---------------     ----------------
                                                                                       $       274,520     $        220,265
                                                                                       ===============     ================

Supplemental Consolidated Statement of Operations Information:

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        --------------------------    --------------------------
                                                        OCTOBER 30,     OCTOBER 31,   OCTOBER 30,     OCTOBER 31,
                                                           1994            1993          1994           1993
                                                        -----------    -----------    ----------     -----------
     Financing and other income (expense):
       Investment income:
         Short-term investment income
           (loss), net                                  $     3,679    $     2,271    $  (12,393)    $     5,450
         Interest rate derivatives                               --            807       (23,948)          2,584
                                                        -----------    -----------    ----------     -----------
               Total investment income                        3,679          3,078       (36,341)          8,034
         Interest expense                                    (3,450)        (2,481)       (8,008)         (5,947)
         Foreign currency transaction
           gain (loss)                                         (605)           646         1,999             703
         Other                                               (1,042)          (867)       (1,270)         (4,416)
                                                        -----------    -----------    ----------     -----------
                                                        $    (1,418)   $       376    $  (43,620)    $    (1,626)
                                                        ===========    ===========    ==========     ===========
     Weighted average shares used to compute
       earnings per share:
         Primary                                             42,091         39,653        41,009          37,227
                                                        ===========    ===========    ==========     ===========
         Fully diluted                                       47,840             --        46,944              --
                                                        ===========    ===========    ==========     ===========

Supplemental Consolidated Statement of Cash Flows Information:

                                                                                NINE MONTHS ENDED
                                                                     ---------------------------------------
                                                                         OCTOBER 30,         OCTOBER 31,
                                                                            1994                 1993
                                                                     -----------------     -----------------
 Changes in operating working capital accounts:
   Accounts receivable, net                                          $         (69,520)    $         (77,444)
   Inventories, net                                                            (53,486)               71,851
   Accounts payable                                                             80,418                22,981
   Accrued liabilities                                                          11,224                54,498
   Other current assets                                                        (26,858)               (2,926)
   Income taxes payable                                                         15,954               (17,126)
   Other, net                                                                    7,879                (2,572)
                                                                     -----------------     -----------------
                                                                     $         (34,389)    $          49,262
                                                                     =================     =================
 Changes in non-current assets and liabilities:
   Other assets                                                                     55                    75
   Other liabilities                                                            21,202                16,859
                                                                     -----------------     -----------------
                                                                     $          21,257     $          16,934
                                                                     =================     =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all references to years in connection with financial information refer to the Company's fiscal years and all references to quarters in connection with financial information refer to the Company's fiscal quarters.

RESULTS OF OPERATIONS

         The Company reported net income for the third quarter of 1995 of $41.4 million or $.93 per common share compared with net income of $12.0 million or $.26 per common share for the comparable period in 1994. Net income for the first nine months of 1995 was $88.9 million or $2.01 per common share compared with a net loss of $53.5 million or $1.48 per common share for the first nine months of 1994. During the third quarter of 1995 and all prior periods, the Company consolidated its international operating results on a one-month delay to facilitate consolidated financial reporting. In the fourth quarter of 1995, the Company will conform the international year end with the Company's year end. Accordingly, the Company's income before income taxes for the fourth quarter of 1995 will include one additional month of international operations. The earnings before taxes of these international operations will be included in the consolidated statement of operations in financing and other income (expense).

         The following table sets forth for the periods indicated the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations.



                                                                      PERCENTAGE OF CONSOLIDATED NET SALES
                                                            ----------------------------------------------------------
                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            --------------------------     ---------------------------
                                                            OCTOBER 30,    OCTOBER 31,     OCTOBER 30,     OCTOBER 31,
                                                               1994           1993            1994           1993
                                                            -----------    -----------     -----------     -----------
                 Net sales:
                   North America (U.S. and Canada)             70.1%           72.1%           67.6%          69.3%
                   Europe                                      23.5            23.1            26.8           26.2
                   Other international                          6.4             4.8             5.6            4.5
                                                              -----           -----           -----          -----
                     Consolidated net sales                   100.0           100.0           100.0          100.0
                   Cost of sales                               79.5            82.1            78.7           86.2
                                                              -----           -----           -----          -----
                     Gross profit                              20.5            17.9            21.3           13.8
                 Operating expenses:
                   Selling, general and administrative         11.9            13.9            12.4           15.2
                   Research, development and engineering        1.9             1.7             2.0            1.7
                                                              -----           -----           -----          -----
                     Total operating expenses                  13.8            15.6            14.4           16.9
                                                              -----           -----           -----          -----
                       Operating income (loss)                  6.7             2.3             6.9           (3.1)
                 Financing and other income (expense), net     (0.2)            0.1            (1.8)          (0.1)
                                                              -----           -----           -----          -----
                   Income (loss) before income taxes            6.5             2.4             5.2           (3.2)
                 Provision for income taxes (benefit)           1.9             0.8             1.6           (0.7)
                                                              -----           -----           -----          -----
                   Net income (loss)                            4.6             1.6             3.6           (2.5)
                 Preferred stock dividends                      0.2            --               0.3             --
                                                              -----           -----           -----          -----
                   Net income (loss) applicable to common
                      stockholders                              4.4%            1.6%            3.3%          (2.5)%
                                                              =====           =====           =====          =====


Net Sales

         Consolidated net sales increased 17% to $884.6 million for the third quarter of 1995 and increased 15% to $2.44 billion for the first nine months of 1995 over the comparable prior-year periods. Sales growth was led by increases in sales of the Company's notebook computers, substantially offset by decreased sales in the consumer retailer channel that the Company elected to discontinue in the second quarter of 1995.

         Consolidated net sales (expressed in United States dollars) were increased by 1% for the third quarter of 1995 and were reduced by .2% for the first nine months of 1995 because of fluctuations in the average value of the United States dollar relative to its average value in the comparable periods of the prior year. Based in part on this information, the Company believes that the increase in consolidated net sales was primarily driven by increases in average revenue per unit and unit shipments, though partially affected by changes in foreign currency exchange rates.

         Since January 30, 1994, the Company has introduced the Latitude(TM) family of notebook computers as well as several Pentium(TM) processor-based systems in its PowerEdge(TM) server line and in its Dimension(TM) and OptiPlex(TM) desktop product lines. Average revenue per unit increased 12% for each of the third quarter and first nine months of 1995, and unit volumes increased 4% for the third quarter and 3% for the first nine months of 1995, over the comparable periods of 1994, primarily because of strong demand for the Company's notebook computers and Pentium processor-based products. The Company believes that revenue growth is largely dependent upon its continued strength in the notebook computer product line and its ability to continue to efficiently manage the transition to Pentium processor-based computers. In November 1994, an inaccuracy in Intel's Pentium microprocessors was publicized that, in rare cases, may cause slight errors in division. Based on information from Intel Corporation, the Company believes only a limited number of its Pentium microprocessor customers perform calculations affected by the inaccuracy. The effect on consolidated net sales and the cost to the Company, if any, is uncertain. There can be no assurance that the Company's notebook, server, or other development activities will be successful, that product technologies will be available to the Company, that the Company will be able to deliver commercial quantities of computer products in a timely manner, or that such products will achieve market acceptance.

         Consolidated net sales from the Company's Pentium processor-based products represented 28% and 20% of consolidated net sales in the third quarter and the first nine months of 1995, respectively. Sales of the Company's 486-based systems reflected the shift in demand toward Pentium systems and decreased to 60% and 68% of consolidated net sales for the third quarter and the first nine months of 1995, compared with 85% and 80% of consolidated net sales for the third quarter and the first nine months of 1994, respectively.

         The Company's desktop and workstation systems represented 74% and 78% of consolidated net sales for the third quarter and the first nine months of 1995, respectively, compared with 82% and 80% of consolidated net sales for the comparable periods in 1994. Sales of servers accounted for 6% of consolidated net revenue for the third quarter of 1995 and 5% for the first nine months of 1995, respectively, compared with 5% for each of the third quarter and first nine months of 1994. Sales of notebook computers were 8% and 5% of consolidated net sales in the third quarter and the first nine months of 1995, respectively, compared with 1% and 3% of consolidated net sales for the respective prior-year periods.

         North American sales increased 13% to $620.1 million for the third quarter of 1995, and 12% to $1.65 billion for the first nine months of 1995 over the comparable prior-year periods. Sales from the Company's European operations increased 19% to $207.9 million for the third quarter of 1995, over the third quarter of 1994 and 17% to $654.9 million for the first nine months of 1995 over the first nine months of 1994. Primarily due to sales growth in Japan, other international sales increased 57% to $56.6 million for the third quarter of 1995 and 43% to $137.6 million for the first nine months of 1995 over the comparable prior-year periods.

         Consolidated net sales to major corporate, government and education accounts increased 28% to $490.3 million for the third quarter of 1995 and 26% to $1.33 billion for the first nine months of 1995 over the comparable prior-year periods. U.S. Federal government sales typically peak in the third quarter primarily due to a surge in federal buying at the end of the government's budget year and represented approximately 14% of consolidated net sales in the third quarter of 1995 and 1994. Federal government sales have historically declined from the third quarter to the fourth quarter as the Federal government enters a new budget year. This decline generally reduces the sequential growth of U.S. sales from the third to the fourth quarter.
Sales to medium- and small-sized businesses and individuals increased 5% to $273.7 million for the third quarter of 1995 and 4% to $800.9 million for the first nine months of 1995, despite the decline in sales to consumer retailers to 1% and 3% of consolidated net sales for the third quarter and first nine months of 1995 from 9% of consolidated net sales for the third quarter and first nine months of 1994 due to the discontinuation of consumer retailer sales in July 1994.

         The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any period. The Company attempts to reduce manufacturing costs by more efficiently managing its flow of customer orders, which resulted in an increase in backlog to $78.2 million at October 30, 1994, compared with $29.4 million at July 31, 1994. Although efforts to minimize the time between customer order and product delivery will be continued, the Company believes that backlog may further increase during the fourth quarter of 1995. Consistent with the Company's unconditional return policy, customers may cancel or reschedule orders without penalty prior to commencement of manufacturing.

Gross Profit

         The Company's gross profit as a percentage of consolidated net sales increased to 20.5% for the third quarter of 1995 from 17.9% for the third quarter of 1994, and increased to 21.3% for the first nine months of 1995 from 13.8% for the comparable period of the prior year. The increase in gross profit is primarily due to higher average revenue per unit resulting from a higher margin sales mix driven by changes in the Company's sales incentive programs and pricing strategies. Gross profit margins also benefited from improvements in manufacturing logistics and efficiencies, in component costs and quality due to the Company's vendor certification and vendor consolidation programs, and lower charges for inventory obsolescence attributable to improved inventory management. Gross profit would have been 17.2% of consolidated net sales for the first nine months of 1994, but was reduced by pre-tax charges of approximately $71 million for the first nine months of 1994 related to notebook computers and other costs, consisting mostly of inventory writedowns and related costs.

         The personal computer industry is characterized by a highly competitive pricing environment. The Company attempts to mitigate the effect of its pricing actions through improvements in product mix, reduced component costs, manufacturing efficiencies and operating expense controls. Additional pricing actions may occur as the Company attempts to maintain a competitive mix of price, performance and customer support services while managing its liquidity, profitability and growth. There can be no assurance that pricing actions will be effective in stimulating higher levels of sales or that cost reduction efforts will offset the effects of pricing actions on the Company's gross margins.

         Dell's manufacturing process requires a high volume of quality components that are procured from third party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, a shortage of components, increases in component costs, and reduced control over delivery schedules, which could adversely affect the Company's financial results. The Company has certain single supplier relationships that are considered advantageous for reasons including performance, quality, support, delivery, price and total cost considerations. For example, several microprocessors used in the Company's products are currently procured only from Intel Corporation, although some comparable microprocessors are available from other suppliers. Also, the Company occasionally experiences delays in receiving certain components, which can cause delays in the shipment of some products to customers. Additionally, the Company occasionally experiences certain defective components, which can affect the reliability and reputation of its products. The Company has procedures intended to maximize the deliverability and quality of its products. However, there can be no assurance that the Company will be able to continue to obtain additional supplies of reliable components in a timely or cost-effective manner.

         The results of the Company's international operations are subject to currency fluctuations. However, the Company attempts to reduce its exposure to currency fluctuations through the use of foreign currency option contracts for periods not exceeding twelve months and, to a lesser extent, through the use of forward contracts, generally for periods not exceeding three months, which hedge certain anticipated intercompany shipments to foreign subsidiaries and certain anticipated purchases of components. Forward contracts entered into to hedge anticipated intercompany shipments and purchases of components, none of which were outstanding at the end of the third quarter of 1995, are accounted for on a mark-to-market basis. The Company has purchased options to hedge a portion of its anticipated, but not firmly committed, intercompany sales for 1995 and certain anticipated purchases of components for 1995 and a portion of 1996. The Company may enter into additional hedging transactions as management considers appropriate. Based upon foreign currency exchange rates at the end of the third quarter of 1995, option contracts that hedge anticipated shipments to international subsidiaries for 1995 and anticipated purchases of certain components for 1995 and a portion of 1996 had a combined net realized and unrealized deferred loss of $7.6 million.

Operating Expenses

         Operating expenses as a percentage of consolidated net sales decreased to 13.8% for the third quarter of 1995 from 15.6% for the third quarter of 1994 and decreased to 14.4% for the first nine months of 1995 from 16.9% for the first nine months of 1994. Operating expenses would have been 15.9% for the first nine months of 1994, but was increased by $21 million of charges for consolidating operations, write-offs of certain assets, and employee severance payments. Operating expenses increased 3% to $121.9 million for the third quarter of 1995 and decreased 3% to $350.3 million for the first nine months of 1995 over the comparable prior-year periods. Excluding the $21 million in prior year charges, operating expenses would have increased 3% for the first nine months of 1995 compared with the first nine months of 1994. This 3% increase in operating expense for each period in 1995 over the comparable prior-year periods is primarily due to the Company's ability to control the growth of selling, general and administrative expenses while realizing higher consolidated net sales partially offset by a 32% increase in research, development and engineering expenses for the third quarter and first nine months of 1995 over the same periods in 1994. The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. No assurance can be given that the Company's efforts to manage future operating expenses will be successful.

Net Financing and Other Income (Expense)

         Net financing and other income (expense) was ($1.4) million in the third quarter of 1995 compared with $.4 million for the third quarter of 1994, and was ($43.6) million for the first nine months of 1995 compared with ($1.6) million for the first nine months of 1994.

         Short-term investment income (loss) was $3.7 million in the third quarter of 1995 compared with $2.3 million in the third quarter of 1994, and was ($12.4) million for the first nine months of 1995 compared with $5.5 million for the first nine months of 1994. Investment losses for the first nine months of 1995 were primarily due to realized losses of $23.1 million on certain of the Company's short-term investments that were recognized in the first half of 1995, offset by investment income of approximately $10.7 million for the first nine months of 1995. The increase in investment income to $10.7 million for the first nine months of 1995 compared with $5.5 million for the first nine months of 1994 was primarily due to higher average investment balances and higher effective interest rates. Other unrealized losses on short-term investments in the amount of $3.8 million ($2.5 million net of tax) at October 30, 1994, were assessed to be temporary and recorded as a separate component of stockholders' equity. The investment losses are primarily a result of interest rate increases in the United States, Canadian, Japanese, and European interest rate markets.

         In the normal course of business, the Company has historically employed a variety of interest rate derivative instruments to more efficiently manage its principal, market and credit risks as well as to enhance its investment yield. Derivative instruments utilized included interest rate swaps, written and purchased interest rate options and swaptions (options to enter into interest rate swaps). The Company structured derivative instruments in interest rate markets where it has foreign operations. Interest rate derivatives generally involve exchanges of interest payments based upon fixed and floating interest rates without exchanges of underlying notional amounts. Realized and unrealized net gains (losses) on interest rate derivatives recognized in income for the first nine months of 1995 were ($23.9) million compared with $2.6 million for the first nine months of 1994. The Company closed all remaining investment derivatives during the second quarter of 1995. In the future, the Company intends to use derivative contracts only to manage components of its capital structure.

         Interest expense incurred in the third quarter of 1995 increased to $3.5 million from $2.5 million in the third quarter of 1994, and to $8.0 million for the first nine months of 1995 compared with $5.9 million for the first nine months of 1994. The increase in interest expense in 1995 was primarily due to higher debt balances outstanding and higher net interest costs associated with the 11% Senior Notes (the "Notes") issued in the third quarter of 1994. Concurrently with the issuance of the Notes, the Company entered into interest rate swap agreements to manage the interest costs associated with the Notes. The swap agreements effectively changed the Company's interest rate exposure from a fixed-rate to a floating-rate basis and resulted in a weighted average interest rate of 12.88% and 11.39% on the Notes for the third quarter and the first nine months of 1995, respectively. In August 1994, the Company entered into swap agreements to effectively change its interest rate exposure from a floating-rate basis to a fixed-rate basis with a one-time reset on December 19, 1994. As a result of the swap agreements, the Company is currently paying a net interest cost of 13.63% on the Notes. Pursuant to the terms of the swap agreements, the counterparties may reset the swap rate differential up to a maximum net interest cost of 13.81% on the Notes if market rates have increased on the reset-date or, if interest rates have decreased, the Company may proportionately reduce the net interest cost on an unlimited basis.

         Financing fees and other income (expense) were ($1.0) million in the third quarter of 1995 compared with ($.9) million in the third quarter of 1994, and ($1.3) million for the first nine months of 1995 compared with ($4.4) million for the first nine months of 1994. The improvement in financing fees and other costs was primarily due to higher financing-related expenses incurred in 1994 in connection with refinancing of debt and credit facilities during the third quarter of 1994.

Income Tax

         The Company's effective tax rate was 29% for the third quarter of 1995 and 30% for the first nine months of 1995, compared with 34% and 21% for the same periods in 1994. Changes in the effective tax rate are a result of the geographical distribution of income and losses.

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

         The purpose of the Company's hedging program is to protect the Company from the risk that the dollar-equivalent price of anticipated cash flows resulting from sale of products from its manufacturing subsidiaries to its international sales subsidiaries and from third party purchases in currencies other than an entity's functional currency will be adversely affected by changes in foreign currency exchange rates. The Company's hedging activities consist primarily of hedging anticipated intercompany sales to its international subsidiaries and resulting intercompany balances and, to a lesser extent, anticipated purchases of certain components through the use of purchased options for periods not exceeding twelve months and, to a lesser extent, forward contracts, generally for periods not exceeding three months. The risk of loss associated with purchased options is limited to the amount of premiums paid for the option contracts, which could be significant. The premium amounts paid on purchased options are amortized over the period of the hedged transaction. Gains and losses incurred on purchased option contracts are deferred until occurrence of the hedged transaction and recognized as a component of the cost of the hedged transaction. Gains and losses incurred on forward contracts designated as hedging contracts of anticipated transactions are marked-to-market and recognized as a component of cost of sales in the current period.

         On November 30, 1992, the SEC's Division of Enforcement notified the Company about an informal inquiry regarding the Company's accounting practices for foreign currency hedging and trading activities and the completeness of the Company's public disclosure about those activities. The SEC's Division of Corporation Finance also indicated it had concerns about the deferred accounting treatment the Company afforded gains and losses on forward and option contracts entered into to hedge anticipated transactions.

         The table below shows the effect on income before income taxes, net income and earnings per common share for the third quarters and the first nine months of 1995 and 1994, if gains and losses on hedging contracts had been accounted for on a mark-to-market basis.

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                           --------------------------    ---------------------------
                                           OCTOBER 30,    OCTOBER 31,    OCTOBER 30,     OCTOBER 31,
                                              1994           1993           1994           1993
                                           -----------    -----------    -----------     -----------
                                                  (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
 EFFECT ON INCOME BEFORE INCOME TAXES:
   Other option contracts                    $     0.3      $    (6.4)      $   (9.8)      $  (1.4)
                                             =========      =========       ========       =======

 DEFERRED REALIZED AND UNREALIZED GAIN
   (LOSS)                                    $    (7.6)     $     0.6       $   (7.6)      $   0.6
                                             =========      =========       ========       =======

 EFFECT ON NET INCOME AND EARNINGS PER
   SHARE:
   Net income on a mark-to-market basis      $    41.6      $     6.2       $   82.0       $ (56.2)
   Net income as reported                    $    41.4      $    10.4       $   88.9       $ (55.1)
   Primary earnings per share on a mark-to-
     market basis                            $    0.94      $    0.16       $   1.84       $ (1.51)
   Primary earnings per share as reported    $    0.93      $    0.26       $   2.01       $ (1.48)

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow from operating activities for the first nine months of 1995 was $122.4 million, which represented the Company's primary source of cash. The Company had 50 days in accounts receivable at the end of the third quarter of 1995 as well as the end of 1994. Inventory levels increased slightly to 35 days of supply at the end of the third quarter of 1995 from 33 days at the end of 1994. Days in accounts payable increased to 46 days at the end of the third quarter of 1995 from 42 days at the end of 1994. Maintaining the Company's current inventory level is dependent upon the Company's ability to achieve targeted revenue and product mix, to further minimize complexities in its product line, and to maximize commonality of parts. There can be no assurance that the Company will be able to maintain these low inventory levels in future periods.

         The Company utilized $47.0 million of cash during the first nine months of 1995 to construct facilities and to acquire information systems and personal computer office equipment. Capital expenditures for the fourth quarter of 1995 are expected to be approximately $25 million. Capital expenditures for 1996 are expected to be higher than 1995.

         Effective June 10, 1994, the Company entered into a new line of credit facility which bears interest at a defined Base Rate or Eurocurrency Rate with covenants based on quarterly income, maintenance of net worth, a maximum ratio of total liabilities to tangible net worth, and a maximum inventory level. Maximum amounts available under the credit facility are limited to $90 million less the aggregate of outstanding letters of credit. During the commitment period, the Company is obligated to pay a fee on the unused portion of the credit facility. No amounts are outstanding under this credit facility, and the maximum available totaled $86.3 million as of October 30, 1994.

         The Company's subsidiary, Dell Receivables Corporation, has a Receivables Purchase Agreement, which was renewed effective May 24, 1994, pursuant to which the Company may raise up to $100 million through the sale of interests in certain of its accounts receivable. The Company is obligated to pay a commitment fee based on the unused portion of the amount available under the Receivable Purchase Agreement. As of October 30, 1994, this facility was unused.

         Repayment of the Company's $100 million in 11% Senior Notes due August 15, 2000, together with operating lease commitments, constitute the Company's long-term commitments to use cash.

         The Company is a defendant in several consolidated lawsuits brought by certain of its stockholders. The settlement of these lawsuits announced on November 17, 1994, if approved, will not have a material effect on the Company's financial condition and results of operations. See "Legal Proceedings."

                         PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company and its Chairman, Michael S. Dell, are defendants in nineteen lawsuits filed between May and November 1993, in the United States District Court for the Western District of Texas, Austin Division. On November 17, 1994, the Company announced that Mr. Dell and the Company had reached settlement with the plaintiffs. Under the settlement, the Company and its insurers will pay a total of $13.4 million (plus accrued interest from the settlement date) to the plaintiffs. In the settlement, neither the Company nor Mr. Dell admits liability or obligation of any kind in connection with the lawsuit or the underlying allegations. The settlement is subject to review and final approval by the Court. Approval is anticipated early in calendar 1995.

         Since August 1992, the Company has been named as a defendant in eighteen repetitive stress injury lawsuits, sixteen of which are in New York state courts or United States District Courts for the New York City area. One is in the Federal District Court for the State of Pennsylvania. The final one was in the Federal District Court for the State of Tennessee and has been voluntarily dismissed with prejudice by the plaintiffs, without any payment by the Company or finding any liability. The allegations in all of these lawsuits are similar: each plaintiff alleges that he or she suffers from symptoms generally known as "repetitive stress injury," which allegedly were caused by the design or manufacture of the keyboard supplied with the computer the plaintiff used. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The suits naming the Company are just a few of many lawsuits of this type which have been filed, often naming IBM, Atex, Keytronic and other major suppliers of keyboard products. The Company currently is not able to predict the outcome of these suits. It is possible that the Company may be named in additional suits, but it is impossible to predict how many may be filed. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall.

         For information about a Securities and Exchange Commission informal inquiry relating to foreign currency hedging and trading activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Hedging Activities." By letter dated July 21, 1993, the Commission notified the Company that it was extending the informal inquiry to the circumstances and events surrounding the public announcement on July 14, 1993, about the Company's expected losses for its second quarter of 1994 and into the Company's procedures for estimating sales.

         On August 11, 1993, the Department of Commerce ("DOC") served a subpoena on the Company, requesting documents relating to possible prohibited exports of 486/66 MHz personal computers that may have been shipped from Dell to Russia, Ireland, Iran or Iraq during the period from January 1992 through October 1993. Dell formally responded to the DOC in November 1993. The Company did not ship any 486/66 MHz machines to Iran or Iraq and is still awaiting a response from the DOC regarding the Company's authority under the Company's Irish export license to make certain shipments to Russia. If the Office of Export Enforcement's investigators determine that the Company has violated applicable regulations, the government could potentially file civil or criminal charges. The Company is cooperating in the investigation. The Company does not believe this investigation or its outcome will have a material adverse effect on the Company's financial condition or results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

 EXHIBIT
   NO.                          DESCRIPTION OF EXHIBIT
 -------                        ----------------------
   27*         Financial Data Schedule

_____________________
*Filed herewith.

(b)  Reports on Form 8-K
       None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DELL COMPUTER CORPORATION


December 12, 1994                       /s/  THOMAS J. MEREDITH
                                        --------------------------
                                             Thomas J. Meredith
                                          Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
  NO.                       DESCRIPTION OF EXHIBIT
- - -------                     ----------------------
  27*     Financial Data Schedule

_____________________
*Filed herewith.