Form 10-K405
period 1995-01-29
DELL COMPUTER CORP
filed 1995-03-17
CIK 826083

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 1995

                        COMMISSION FILE NUMBER: 0-17017

                           DELL COMPUTER CORPORATION

                          2112 KRAMER LANE, BUILDING 1
                            AUSTIN, TEXAS 78758-4012
                                 (512) 338-4400

A DELAWARE CORPORATION                            IRS EMPLOYER ID NO. 74-2487834

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) it has been subject to such filing
requirements for the past 90 days.     Yes /X/  No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of March 1, 1995, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $1,201,662,480.

     As of March 1, 1995, the registrant had outstanding 39,719,402 shares of its Common Stock, $.01 Par Value.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Unless otherwise indicated, all references to years in connection with financial information refer to the Company's fiscal years and all references to quarters in connection with financial information refer to the Company's fiscal quarters. The Company's fiscal year ends on the Sunday closest to January 31 of each year. Fiscal 1995 ended on January 29, 1995, fiscal 1994 ended on January 30, 1994, fiscal 1993 ended on January 31, 1993, and fiscal 1996 will end on January 28, 1996.

     All percentage amounts used in describing operating results are based on the related dollar amounts rounded to the nearest thousand which are set forth in the Selected Consolidated Financial Data and the Consolidated Financial Statements and related notes thereto included in this annual report.

                                     PART I

ITEM 1. BUSINESS

     Dell Computer Corporation (the "Company" or "Dell") designs, develops, manufactures, markets, services and supports a broad range of personal computers, including desktops, notebooks and servers compatible with industry standards under the Dell(R) brand name. With revenue of nearly $3.5 billion for 1995, Dell is the world's leading direct marketer of personal computers and one of the top five personal computer vendors in the world.

     Dell primarily markets its personal computer products and services directly to its customers, which include major corporate, government, medical and education accounts as well as small businesses and individuals. The Company believes that its direct customer relationships provide it with a competitive advantage because the information that the Company gathers and analyzes from these relationships enables it to better understand and respond to customer demands for computer products and services. Additionally, such information enables the Company to focus its computer product development efforts on the technologies that are most valued by its customers. Dell's approach also generally avoids the inefficiency and mark-ups associated with the typical industry model, where products move through a multi-step process involving manufacturers, distributors, retail stores and a variety of value-added service providers. Dell supplements its direct marketing strategy by selling personal computer systems through certain value-added remarketers and system integrators ("VARs") and, in certain international geographical regions, third-party distributors and consumer retailers.

     The Company employs a build-to-order manufacturing process that enables the Company to achieve rapid inventory turnover and reduced inventory levels, which reduces the Company's exposure to the risk of declining inventory values. This flexible manufacturing process also allows the Company to rapidly incorporate new technologies and components into its product offerings.

     The Company's product development efforts are focused on designing and developing personal computer products which adhere to industry standards and incorporate technologies and features at reasonable price levels that the Company believes are the most desired by its customers. As of March 1, 1995, the Company offered 64 personal computer systems, many of which can be custom configured with a variety of hardware including multimedia and communication devices as well as an assortment of memory, mass storage and other options. As part of its commitment to provide personal computer solutions, the Company also markets a wide range of software, peripherals, and service and support programs.

     Dell Computer Corporation was originally incorporated in Texas in May 1984. In October 1987, the current Delaware corporation was formed and the renamed successor to the Texas company became a subsidiary of the Delaware corporation. Based in Austin, Texas, the Company operates wholly-owned subsidiaries in the Americas, Europe, Japan, Asia, Australia, and other international locations. Dell Computer Corporation's Common Stock, $.01 Par Value, (the "Common Stock") is quoted on the Nasdaq National Market under the trading symbol DELL.

THE DELL DIRECT RELATIONSHIP MARKETING STRATEGY

     Dell's primary strategy has been to develop and utilize direct customer relationships to understand end users' needs and to deliver high quality personal computer products and services tailored to meet those needs. The Company provides its customers with individualized service, from the initial order through custom configured manufacturing to post-sale service and support, including technical support and on-site service. The Company uses feedback from its broad base of customer contacts to refine its product development, marketing and customer support plans.

     Dell's direct marketing strategy provides the Company with several competitive advantages. First, Dell can price its products aggressively because it avoids typical dealer mark-ups and high inventory costs of physical stores. Second, it can offer a broader line of products because it is not constrained by physical retail shelf space. Third, the Company can accelerate time-to-market on new product introductions which reduces obsolescence risk because it does not need to support an extensive pipeline of dealer inventory. Fourth, direct customer contact provides valuable information that is used to shape future product offerings and post-sale service and support. Fifth, the Company continually adds to its database of information about its customers, enabling it to market future product offerings more cost-effectively. Finally, by providing its end users with a full range of services, the Company believes it has a greater opportunity to develop customer loyalty than those who market through retail stores.

     There is no single customer of Dell, or any VAR or distributor of the Company's products, to which aggregate sales amounted to ten percent or more of the Company's consolidated revenue for any of the last three fiscal years ended in 1995.

     Although the Company believes its direct marketing strategy offers many advantages to certain customers, a portion of personal computer buyers (primarily certain medium- to small-sized businesses and individuals) desire physical access to products, particularly when making their first personal computer purchase. Direct marketing typically does not offer these end-users physical access to products before the purchase decision. However, the Company's personal computer products have achieved customer acceptance with a large number of customers who are comfortable purchasing directly from the manufacturer. Accordingly, the Company is dependent on the growth of direct distribution channels to have a growing market in which to sell its products and services. There can be no assurance that worldwide direct marketing channels will grow or that the Company would be able to establish a more significant presence in indirect channels of distribution if it becomes necessary or desirable in the future.

INTERNATIONAL OPERATIONS

     The Company currently sells personal computer products in more than 125 countries through selected distributors and wholly-owned and operated subsidiaries in the Americas, Europe, Japan, Asia, Australia, and other international locations. Many of the Company's international subsidiaries were originally formed as stand-alone businesses providing sales, technical support and customer service. While this approach facilitated effective and rapid market penetration, it also created redundant marketing and support programs among the subsidiaries. During 1995, the Company continued its process of consolidating common functions, primarily in Europe, into regional business units to reduce redundant costs and improve the Company's ability to deliver its products and services in these markets. International operations benefited in 1995 from improvements in manufacturing logistics and efficiencies from its vendor certification program and from improved inventory management.

     Dell's manufacturing facility in Limerick, Ireland now supplies virtually all of the products the Company sells in Europe, Japan, Australia, the Middle East and Africa. The Company expects to begin construction in March 1995 of a 238,000 square foot combination office and manufacturing facility on a nine-acre site in Penang, Malaysia, to meet the needs of its expanding Asia-Pacific business. Dell intends to continue to expand its international activities by increasing market presence in existing markets, improving support systems, pursuing additional distribution opportunities, and entering new markets. The success and profitability of international operations may be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), and changes in the value of the United States dollar versus the local currency in which products are sold. Changes in exchange rates may adversely affect the Company's consolidated net sales (as expressed in United States dollars) and gross profit margins from international operations. The Company attempts to mitigate this exposure through hedging transactions. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Hedging Activities."

     The Company's European operations contributed net revenue of $953 million for 1995, representing a 22% increase over $782 million in net revenue for 1994. European revenue for 1994 represented a 41% increase over $553 million in net revenue for 1993. Other international sales increased 126% to $122 million for 1995 primarily driven by Japan which more than doubled in 1995 compared with 1994. Other international sales increased in 1994 to $54 million from $1.3 million in 1993. These increases resulted primarily from increased sales in existing geographic markets and, to a lesser extent, expansion into new geographic markets. In prior years, the Company consolidated its international operating results on a one-month delay to facilitate consolidated financial reporting. In the fourth quarter of 1995, the Company eliminated this one-month delay. Accordingly, the Company's income before income taxes for 1995 includes one additional month of international operations. Net earnings before taxes of $5.7 million for this additional month are included in the consolidated statement of operations in financing and other income (expense) resulting in an additional $4.1 million of net income or $0.10 of primary earnings per common share. Net earnings for this additional month of international operations had no effect on the Company's operating income.

MARKETING AND SALES

     Dell markets its personal computer products and services directly to businesses, government agencies, medical and educational institutions and individuals, primarily by means of telephone and catalogs and through a growing field sales force calling on major customers. The Company provides related technical support and other customer services primarily by telephone as well as through on-site field service contracts. Specialized marketing approaches are tailored to meet the needs of each type of customer in a cost effective manner.

  National and Multi-National Accounts

     Dell currently has a broad base of business among Fortune 500(R) companies and governmental, medical and educational institutions worldwide. The Company's government customers include the U.S. Federal government and various state and local governments. The Company has held a U.S. General Services Administration Schedule contract since June 1987, through which U.S. federal governmental agencies purchase the Company's computers and equipment.

     The Company has developed direct sales marketing programs and services specifically geared to large corporate, government, medical, and educational customers. Dell account management teams consisting of sales, customer service and technical support representatives form long-term customer relationships to provide each large account with a single source of assistance on issues ranging from order placement to system configuration, connectivity and technology transitioning. To support these teams, Dell has account executives in many major cities in the Americas, Europe and other international locations. For customers with in-house maintenance organizations, Dell offers a variety of programs including specialized personal computer training programs, a repair parts assistance program, and other customized programs to provide access to the Company's technical support team. Customized product delivery and service programs are available on a worldwide basis.

     The Company also markets its products through VARs that customize these computer systems with specific end-user applications through the addition of hardware, software or services. Because VARs frequently package complete application-specific solutions, they are in position to benefit from the Company's custom manufacturing and technical and marketing support programs. To provide VARs with added flexibility, the Company offers several programs tailored directly to their needs. For example, VARs can purchase complete systems from the Company and have them shipped directly to the user's installation site, allowing VARs to reduce inventory, handling and other related costs.

     Net sales from national and multi-national accounts increased 26% to $2.3 billion in 1995 from $1.8 billion in 1994. Revenue from national accounts increased 50% in 1994 from $1.2 billion in 1993. Sales to this customer group as a percentage of consolidated net sales represented approximately 67% in 1995, 64% in 1994 and 61% in 1993.

  Medium- to Small-Sized Businesses and Individuals

     The Company markets its personal computer products and services to medium- to small-sized businesses and individuals by advertising in trade and general business publications and mailing a broad range of direct marketing publications such as promotional pieces, catalogs and customer newsletters. The Company believes these customers value its ability to provide: reliable computer systems that are custom configured to their performance, features and other system requirements; knowledgeable sales assistance; and post-sale support and on-site service offerings.

     The Company supplements its direct marketing strategy through distribution agreements with retail mass merchants primarily in Japan and a catalog distribution company in the United Kingdom. In June 1994, the Company adopted a plan to discontinue sales through consumer retailers in the United States and Canada to better focus on its direct marketing model.

     Net revenue from medium- to small-sized businesses and individuals increased 12% to $1.2 billion in 1995 from $1.0 billion in 1994. Net revenue from medium- to small-businesses and individuals increased 31% in 1994 from $787 million in 1993. Sales to this customer group represented 33% of consolidated net sales in 1995, 36% in 1994 and 39% in 1993.

SERVICE AND SUPPORT

     The Company offers customers several service and support programs tailored to meet varying levels of customer requirements and toll-free telephone access to trained technical specialists, 24 hours a day, 7 days a week. These specialists maintain close contact with marketing, manufacturing, and product design groups and have on-line access to the original system configuration and the customer's service history. The Company tracks customer support calls by category in order to identify and correct trends that may signal a design or manufacturing concern. Many of Dell's current systems include software that enables customers to diagnose and communicate system problems. Several models also include a built-in diagnostics system that can provide on-line information about system malfunctions. The Company has experienced delays in its telephone support system due to high volumes of customer calls for technical support at particular times. The Company is currently expanding its telephone support operations.

     In addition to personal support by telephone, the Company offers alternative support avenues through the Internet and many of the on-line subscription services such as CompuServe, America Online and Prodigy. Dell also provides customers access to the Company's bulletin board system, TechFax(SM) and AutoTech systems which provide free technical information and answers to frequently asked questions.

     In the United States, basic warranty coverage for Optiplex(TM) desktops, advanced server systems and the Latitude XP(TM) notebook is a three year limited-warranty while Dimension(TM) desktop products and the Latitude(TM) line of notebook computers come with a one year limited-warranty. Standard services under these warranties include: (i) unlimited, toll-free 24-hour customer service and technical support; (ii) "Getting Started" hotline support; (iii) parts delivery and on-site labor service, with limited warranty coverage varying by product type. Additionally, Dell offers an unconditional 30 day money back guarantee for any customer buying directly from Dell.

     Recognizing that customer requirements vary, Dell enables customers to pay for customized levels of service to support their needs. These services include:
(i) enhancement of basic warranty coverage for extended periods or on-site support through the SelectCare(SM) Services program; (ii) a Shared Maintenance Program to provide instruction and support for servicing Dell computers to companies with their own service capabilities or a third party service provider;
(iii) Dell BusinessCare(SM), which is designed for corporate users with servers on local or wide area networks, and includes network software support by Dell and next business day on-site services delivered by BancTec Service Corp., an independent contractor; and (iv) upgrades to faster response through four hour on-site service provided by Digital Equipment Corporation.

     Many of the support services described above are offered exclusively or primarily to Dell's customers in the United States. A full line of warranty, service and support options are available in Dell's international markets, but these options can vary significantly based on the local market and customer requirements.

PRODUCT DEVELOPMENT

     The Company's product development efforts are focused on designing and developing personal computer products which adhere to industry standards and incorporate technologies and features at reasonable price levels that the Company believes are the most desired by its customers. The Company employs a product development team that includes programmers, technical project managers and engineers experienced in system architecture, logic board and chip design, sub-system development, mechanical engineering, manufacturing processing and operating systems design. This cross-functional approach to product design has enabled the Company to develop systems with improved functionality, manufacturability, reliability, serviceability and performance while keeping costs competitive. The Company takes steps to ensure that new products are compatible with industry standards and that they meet cost objectives based on competitive pricing targets.

     The Company's expenditures on research, development and engineering activities approximated $65 million in fiscal 1995 compared with $49 million for 1994 and $42 million for 1993. The Company considers its research, development and engineering activities to be important to its success and growth. See "Business -- Patents, Trademarks and Licenses."

     To maintain its competitive position, the Company must continue to enhance its existing products while developing new products. To do so it must obtain and incorporate new hardware, software, communications and peripheral technologies that are primarily developed by others. The Company believes that it is necessary for its products to adhere to generally accepted industry standards, which are subject to change in ways that are not within the control of the Company. There can be no assurance that the Company's product development activities will be successful, that new technologies will be available to the Company, that the Company will be able to deliver commercial quantities of new products in a timely manner, that those products will adhere to generally accepted industry standards, or that the products will achieve market acceptance. Some new products introduced by the Company are intended to replace existing products. Although the Company monitors the products that are intended to be replaced and attempts to phase out the manufacture of those products in a timely manner, there can be no assurance that such transitions will be executed without adversely affecting the Company's results of operations or financial conditions.

     In addition, the personal computer industry is characterized by continuing improvements in technology which vendors must incorporate into their products in order to remain competitive. The Company's direct marketing model and build-to-order manufacturing process has allowed it to participate in these technology transitions, including the transition to Pentium processor-based computer systems, earlier than some of its competitors. As a new technology matures and an increasing number of competitors incorporate this technology into their products, price competition typically increases. There can be no assurance that the Company will be able to continue to effectively manage technology transitions or that there will be technology improvements in the personal computer business sufficient to allow the Company to take advantage of its direct model and build-to-order manufacturing process.

THE DELL PRODUCT PORTFOLIO

     As of January 29, 1995, the Company had seven Dell-branded lines of personal computer systems comprised of a total of 64 systems. The Company's award-winning 486-based notebook computer line targeted at users running mainstream applications includes five Latitude and five Latitude XP systems which offer industry-leading performance, flexible system expansion and advanced battery and power management technology. The OmniPlex(TM) line is comprised of four Pentium processor-based and five 486-based systems that are targeted for corporate and other major account customers with high performance personal computing needs. The OptiPlex line is comprised of four Pentium processor-based systems and twelve 486-based systems that are targeted at corporate customers who require advanced features and performance. The Dell Dimension XPS(TM) line is comprised of four Pentium processor-based systems that are targeted at technologically sophisticated businesses and individual users. The Dell Dimension product line is comprised of five 486-based personal computer systems targeted at medium- to small-sized businesses and individual users. Each Dell Dimension XPS system and some of the Dell Dimension systems can be configured in either a desktop or a floorstanding model. Each system can be custom configured with a variety of hardware including multimedia and communication devices as well as an assortment of memory, mass storage and other options and is backed by Dell's comprehensive service and support program, which includes compatibility, service and response guarantees.

     The Dell PowerEdge(TM) line includes twenty servers consisting of twelve Pentium processor-based systems and eight 486-based systems which can be used as file servers, database servers, applications servers, and communications/groupware servers in a networked computing environment. Four of the twelve Pentium processor-based systems contain dual processors which enable the server to support several multiprocessing operating systems and applications.

     In addition to its own branded products, the Company offers a broad range of software and peripheral products through its DellWare(R) program. The DellWare line offers more than 7,000 of the most popular software packages and hardware and communication peripherals. In February 1993, Dell expanded its third-party applications software integration capabilities with ReadyWare(SM), a collection of more than 150 popular software applications and interface cards that can be factory-installed on all Dell systems. The Company offers next business day delivery as well as an extended training and support program from Software Support, Inc. of Lake Mary, Florida, on more than 120 of its software offerings. This support program includes a 24-hour toll-free software support line.

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

MANAGEMENT INFORMATION SYSTEMS

     The Company's management information systems enable the Company to track each unit sold from the initial sales contacts through the manufacturing process and post-sale service and support and assists the Company in tracking key information about many of its customers. The Company is able to target marketing activities specifically to particular types of customers using its database to assess purchasing trends, advertising effectiveness, and customer and product groupings. This database, unique to Dell's direct model, allows the Company to gauge customer satisfaction issues as well as the opportunity to test new propositions in the marketplace prior to product or service introductions.

     The Company is in the process of transitioning its management information systems to more fully integrate them on an enterprise wide basis, to reduce redundancy and to incorporate enhanced functionality. The Company currently expects this transition, which involves both hardware and software enhancements, to continue at least through 1998. There can be no assurance that this management information system transition can be accomplished on a timely basis or without disruptions of the Company's operations, or management information functions, which could have a material adverse effect on the Company's results of operations.

     The Company has experienced rapid growth, which has required it to enhance and expand its management team, information systems, manufacturing operations, and other aspects of its infrastructure. If the Company continues to experience rapid growth, of which there can be no assurance, it will need to continue to improve and expand its infrastructure. There can be no assurance that the Company will be able to manage expansion of its infrastructure to support future growth effectively, nor can there be any assurance that the Company's results of operations will not be adversely affected by any such growth, enhancements or expansion.

GOVERNMENT REGULATION

     In the United States, the Federal Communications Commission ("FCC") regulates the radio frequency emissions of personal computing equipment. The FCC has established two standards for computer products, Class A and Class B. Only Class B products may be sold for use in a residential environment. Both Class A and Class B products may be sold for use in a commercial environment. The Company periodically tests or hires consultants to test its products to ensure that the products satisfy applicable FCC regulations. All of the Company's current desktop and portable systems are sold under the more restrictive Class B certification. Many of the network servers sold by the Company are under Class A certification, but some are sold under Class B certification. From time to time, the Company has experienced delays in securing FCC certification and there can be no assurance that such delays will not occur in the future.

     The Company is also required to obtain regulatory approvals in other countries prior to the sale or shipment of personal computing equipment. In certain jurisdictions such requirements are more stringent than in the United States, and many developing nations are just beginning to establish safety, environmental and other regulatory requirements which may vary greatly from U.S. requirements. Any delays or failures in obtaining necessary approvals from foreign jurisdictions may impede or preclude the Company's efforts to penetrate such markets and there can be no assurance that such failures or delays will not occur in the future.

THE DELL MANUFACTURING PROCESS

     The Company manufactures all of its desktop and server personal computer systems at its Austin, Texas and Limerick, Ireland manufacturing facilities. The Company expects to begin construction in March 1995 of a 238,000 square foot combination office and manufacturing facility on a nine-acre site in Penang, Malaysia, to meet the needs of its expanding Asia-Pacific business. The Company contracts with Quanta Computer, Inc. and Sony Corporation to manufacture unconfigured base Latitude and Latitude XP notebook personal computers, respectively, which the Company custom configures for shipment to customers.

     The Company's manufacturing process consists of assembly, functional testing and quality control of the Company's products as well as components, parts and subassemblies from suppliers. The Company has pursued a build-to-order manufacturing strategy which is designed to allow it to rapidly produce personal computer solutions customized to customer specifications. The Company's build-to-order manufacturing process enables the Company to achieve rapid inventory turnover and reduced inventory levels, which somewhat reduces the Company's exposure to the risk of declining inventory values. This flexible manufacturing process also allows the Company to rapidly incorporate new technologies or components into its product offerings. However, the build-to-order manufacturing process makes it more difficult for the Company to achieve the same manufacturing efficiencies as computer manufacturers that sell standardized products in high volume.

     Quality control is maintained through testing of components, parts and subassemblies at various stages in the manufacturing process. Quality control also includes a burn-in period for completed units after assembly, on-going production reliability audits, failure tracking for early identification of production and component problems, and information from the Company's customers obtained through its toll-free telephone support service. During 1995, the Company implemented a voluntary vendor certification program under which qualified vendors commit to meet defined quality specifications. Both the U.S. and the Ireland manufacturing facilities have been certified as meeting ISO 9002 quality standards.

     The Company's manufacturing process requires a high volume of quality components that are procured from third party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, a shortage of components, increases in component costs, and reduced control over delivery schedules, any or all of which could adversely affect the Company's financial results. The Company has several single supplier relationships and the lack of availability of timely and reliable supply of components from these sources could adversely affect the Company's business. Even when multiple vendors are available, the Company may establish a working relationship with a single source when the Company believes it is advantageous for total cost of ownership reasons, including performance, quality, support, delivery and price considerations. Also, the Company has occasionally experienced certain defective components, which can affect the reliability and reputation of its products. There can be no assurance that the Company will be able to continue to obtain additional supplies of reliable components in a timely or cost-effective manner. In particular, the Company obtains its supply of microprocessors from Intel Corporation, although certain comparable microprocessors are available from other sources. The Company is continuing to increase its shipments of products incorporating Intel's Pentium microprocessor.

     In November 1994, an inaccuracy in Intel's Pentium microprocessor was publicized that, in some cases, may cause errors in division. Based on information from Intel Corporation, the Company believes only a limited number of its Pentium microprocessor customers perform calculations affected by the inaccuracy. Nonetheless, Intel has offered replacement microprocessors to end-users for any Pentium microprocessor exhibiting this inaccuracy. By early February 1995, all of the Company's new shipments of Pentium processor-based products contained the corrected Pentium microprocessors. Although the Company had an inventory of Pentium microprocessors that exhibited the inaccuracy and previously shipped products which included such microprocessors, the Company believes that the costs associated with this inventory and replacement of Pentium microprocessors which exhibit this inaccuracy previously shipped to customers will not have a material adverse effect on the Company's results of operations or financial condition.

BACKLOG

     The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any period. The Company attempts to reduce manufacturing costs by more efficiently managing its flow of customer orders, which resulted in an increase in backlog to $95 million at January 29, 1995, compared with $38 million at January 30, 1994. Consistent with the Company's unconditional 30 day return policy, customers may cancel or reschedule without penalty prior to commencement of manufacturing.

COMPETITION

     The personal computer industry is highly competitive and is characterized by the frequent introduction of new products, continual improvement in product price/performance characteristics, price sensitivity on the part of customers, and a large number of competitors. The industry also has been characterized by rapid technological advances in hardware performance and features and software functionality based on existing or emerging industry standards. Principle competitive factors include product performance, quality and reliability, customer service and support, marketing and distribution capabilities and price. The Company believes it competes effectively on the basis of these factors although there can be no assurance that the Company will be able to maintain its competitive position with respect to these or other factors. The Company and other manufacturers of personal computers that adhere to industry standards generally have access to and make use of many of the same components, often from the same group of suppliers. The prices of many of these components decline periodically, and the general practice of the Company and other personal computer manufacturers is to reduce the prices of their personal computer products to reflect these component price declines. The Company may take additional pricing actions as it attempts to maintain a competitive mix of price, performance, and customer support services while managing its liquidity, profitability and growth. The Company attempts to mitigate the effects of price reductions by improving product mix, further reducing component costs and lowering operating costs. There can be no assurance that pricing actions will be effective in stimulating higher levels of sales or that cost reduction efforts will offset the effects of pricing actions on the Company's gross margin. Some of the Company's competitors have greater financial, marketing, manufacturing and technological resources, broader product lines, greater brand name recognition, and larger installed customer bases than those of the Company. There can be no assurance that the Company will continue to compete successfully.

PATENTS, TRADEMARKS AND LICENSES

     The Company holds 61 United States patents and six foreign patents. As of March 1, 1995, the Company had 276 United States patent applications pending, and 32 foreign applications pending in several European and Asian countries. The Company's United States patents expire in years 2005 through 2015. The inventions claimed in its patents and patent applications cover aspects of the Company's current and possible future personal computer products and related technologies. The Company is developing a portfolio of patents which it anticipates will be of value in negotiating intellectual property rights with others in the industry.

     The Company has obtained U.S. federal trademark registration for its DELL word mark and its Dell logo mark. The Company owns registrations for twelve of its other marks in the U.S. The Company has pending applications for registration of 16 other trademarks. The DELL word mark, Dell logo and other trademark and service mark registrations in the U.S. may be renewed as long as the mark continues to be used in interstate commerce. The Company believes that establishment of the DELL mark and logo in the U.S. is material to the Company's operations. The Company has also applied for or obtained registration of the DELL mark and/or several other marks in approximately 91 other countries or jurisdictions where the Company conducts or anticipates expanding its international business. The Company also has taken steps to reserve corporate names and to form non-operating subsidiaries in certain foreign countries where the Company anticipates expanding its international business. The Company is precluded from obtaining a registration for trademarks comprising or incorporating the term "Dell" in certain foreign countries. The Company does not believe that its inability to register "Dell" as a trademark in such countries will have a material adverse effect on its business.

     On March 5, 1993, Dell and Texas Instruments, Inc. ("TI") entered into an agreement to cross-license their respective patent portfolios. Under the terms of the agreement, Dell makes annual royalty payments to TI. The agreement expires on January 31, 1998.

     The Company entered into a patent license agreement with International Business Machines ("IBM") in August 1993, under which the parties have licensed to one another within prescribed fields of use all current patents and all patents entitled to an effective application filing date prior to February 1, 1999, which are owned by either of the parties or any of their subsidiaries. Under the agreement, the Company will also make royalty payments to IBM. The agreement terminates on the latest expiration date of the patents licensed thereunder.

     The Company has entered into non-exclusive licensing agreements with Microsoft Corporation for various software packages, including a license for its MS-DOS and Windows operating system software. The license grants the Company the right to distribute copies of MS-DOS and Windows through March 31, 1996, with the right, at the Company's election, to extend the license for up to five additional years. In addition, the Company has entered into a non-exclusive license agreement with Phoenix Technologies, Ltd. ("Phoenix") for basic input-output system (BIOS) and other software that facilitates compatibility between the Company's products and products manufactured and sold by other companies. The license agreement with Phoenix provides for a perpetual license on a royalty-free basis for a nominal annual maintenance fee.

     From time to time, other companies and individuals assert exclusive patent, copyright, trademark and other intellectual property rights to technologies or marks that are important to the personal computer industry or the Company's business. The Company evaluates each claim relating to its products and, if appropriate, seeks a license to use the protected technology. The licensing agreements generally do not require the counterpart to assist the Company in duplicating its patented technology nor do these agreements protect the Company from trade secret, copyright or other violations by the Company or its suppliers in developing or selling these products. There can be no assurance, however, that the Company will be able to obtain licenses to intellectual property of third parties on commercially reasonable terms, if at all. In addition, the Company could be at a disadvantage if its competitors obtain licenses for protected technologies with more favorable terms than does the Company. If the Company or its suppliers are unable to license protected technology used in the Company's products, the Company could be prohibited from marketing those products or may have to market products without desirable features. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against the Company. If the Company's products should be found to infringe protected technology, the Company could be enjoined from further infringement and required to pay damages to the infringed party. Any of these could have a material effect on the Company.

TRADEMARKS

     Several United States trademarks appear in this Annual Report. Dell and DellWare are registered trademarks of the Company. Dell Dimension, Dimension XPS, Latitude, Latitude XP, OmniPlex, OptiPlex, and PowerEdge are trademarks of the Company. BusinessCare, ReadyWare, SelectCare and TechFax are service marks of the Company. This document also contains other trademarks and tradenames of other entities. The Company disclaims proprietary interest in the marks and names of others.

EMPLOYEES

     At January 29, 1995, the Company had approximately 6,400 full-time employees, approximately 4,500 in the United States and 1,900 in other countries. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

SEGMENTS AND SEASONALITY

     Dell operates in one industry segment: the design, development, manufacture, sale, service and support of a broad range of personal computers and related products. The Company experiences seasonal trends in its U.S. and European corporate and government sectors. The seasonal trends of these geographical regions have substantially offset each other in the past but there can be no assurance that these geographical regions will continue to offset each other or that the Company will not experience seasonal trends in the future.

ITEM 2. PROPERTIES

     The Company's principal offices and manufacturing and warehousing facilities are located in the Austin, Texas area. As of January 29, 1995, the Company's Austin area offices and facilities totaled approximately 1,571,000 square feet, which included 1,347,000 square feet of leased office, manufacturing and warehouse space in several buildings under leases with expiration dates ranging from April 1995 to April 2003. In 1995, the Company completed construction and took occupancy of a 224,000 square foot office building on land owned by Dell in Round Rock, Texas, which is used as a direct sales, marketing and support center. The Company also leases office and warehouse space in Canada and Mexico totaling approximately 108,000 square feet.

     At January 29, 1995, Dell's international facilities were composed of office, manufacturing and warehousing space which totaled approximately 700,000 square feet including approximately 290,000 square feet of office space in seventeen countries. The Company's European manufacturing and warehousing activities are conducted at a 300,000 square foot site in Limerick, Ireland owned by the Company. The Company also leases a 110,000 square foot warehouse in Ireland under a lease that expires in June 1995.

     Dell has a 228,000 square foot office building under construction in Round Rock, Texas, to be completed in October 1995, on Company owned land contiguous to its other Round Rock building. Also, the Company expects to begin construction of a 238,000 square foot combination office and manufacturing facility in Malaysia in March 1995. The Company is evaluating other opportunities to expand facilities in anticipation of increasing needs. The Company believes that it can readily obtain appropriate additional space as may be required at competitive rates.

ITEM 3. LEGAL PROCEEDINGS

     Set forth below is a discussion of certain legal proceedings involving the Company, some of which could have a material adverse effect on the Company if resolved against it. The Company is also party to other legal proceedings incidental to its business, none of which the Company believes to be material.

     The Company and its Chairman, Michael S. Dell, were defendants in nineteen lawsuits filed between May and November 1993, in the United States District Court for the Western District of Texas, Austin

Division. On November 17, 1994, the Company announced that Mr. Dell and the Company had reached settlement with the plaintiffs. Under the settlement, the Company and its insurers will pay a total of $13.4 million (plus accrued interest from the settlement date) to the plaintiffs. In the settlement, neither the Company nor Mr. Dell admitted liability or obligation of any kind in connection with the lawsuit or the underlying allegations. The court approved the settlement and entered a final judgment of dismissal on February 24, 1995. The settlement did not have a material effect on Dell's financial position or results of operations, since the settlement amount was covered by insurance or previously taken reserves.

     As of March 1, 1995, the Company has been named as a defendant in 26 repetitive stress injury lawsuits, most of which are in New York state courts or United States District Courts for the New York City area. One is in the Federal District Court for the State of Pennsylvania. The allegations in all of these lawsuits are similar: each plaintiff alleges that he or she suffers from symptoms generally known as "repetitive stress injury," which allegedly were caused by the design or manufacture of the keyboard supplied with the computer the plaintiff used. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The suits naming the Company are just a few of many lawsuits of this type which have been filed, often naming Apple, Atex, Compaq, IBM, Keytronic and other major suppliers of keyboard products. The Company currently is not able to predict the outcome of these suits. It is possible that the Company may be named in additional suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall.

     For information about a Securities and Exchange Commission informal inquiry relating to the Company's foreign currency hedging and trading activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Hedging Activities." By letter dated July 21, 1993, the Commission notified the Company that it was extending the informal inquiry to the circumstances and events surrounding the public announcement on July 14, 1993, about the Company's expected losses for its second quarter of 1994 and into the Company's procedures for estimating sales.

     On August 11, 1993, the Department of Commerce ("DOC") served a subpoena on the Company, requesting documents relating to possible prohibited exports of 486/66 MHz personal computers that may have been shipped from Dell to Russia, Ireland, Iran or Iraq during the period from January 1992 through October 1993. Dell formally responded to the DOC in November 1993. The Company is still awaiting a response from the DOC regarding the Company's authority under the Company's Irish export license to make certain shipments to Russia. If the Office of Export Enforcement's investigators determine that the Company has violated applicable regulations, the government could potentially file civil or criminal charges. The Company is cooperating in the investigation. The Company does not believe this investigation or its outcome will have a material adverse effect on the Company's financial condition or results of operations.

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

     In April 1994 the State of California Attorney General notified Dell and 12 other personal computer manufacturers that certain of their advertisements with regard to monitor screen sizes were believed to be deceptive and misleading, based on the same concepts expressed by the FTC. The Company is responding to this investigation in coordination with other companies in the industry. The Company does not believe that the inquiry or its outcome will have a material adverse effect on the Company's financial condition or results of operations.

     The Company has received a subpoena from the FTC dated July 18, 1994, in connection with an inquiry with respect to whether the Company may have misrepresented or improperly failed to disclose patent rights that would conflict with open use of a local high-speed personal computer bus standard promulgated by the

Video Electronics Standards Association ("VESA"). The Company is cooperating in this inquiry. The Company does not believe that the inquiry or its outcome will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Common Stock is quoted on the Nasdaq National Market under the trading symbol DELL. The following table sets forth, for the fiscal quarters indicated, the high and low reported bid sale price for the Common Stock as reported on the Nasdaq National Market.

                                                                               HIGH      LOW
                                                                               -----    -----
FISCAL 1995
  Fourth Quarter
     (October 31, 1994, through January 29, 1995)............................  $47 3/4  $36 3/4
  Third Quarter
     (August 1, 1994, through October 30, 1994)..............................  $44      $27 1/2
  Second Quarter
     (May 2, 1994, through July 31, 1994)....................................  $30 3/4  $21 1/2
  First Quarter
     (January 31, 1994, through May 1, 1994).................................  $30 1/8  $19 1/8

FISCAL 1994
  Fourth Quarter
     (November 1, 1993, through January 30, 1994)............................  $28 1/8  $20 1/8
  Third Quarter
     (August 2, 1993, through October 31, 1993)..............................  $21 5/8  $15 1/8
  Second Quarter
     (May 3, 1993, through August 1, 1993)...................................  $34 3/4  $13 7/8
  First Quarter
     (February 1, 1993, through May 2, 1993).................................  $49 1/4  $27 5/8

HOLDERS

     As of March 1, 1995, there were 3,244 holders of record of the Common
Stock.

DIVIDENDS

     The Company has never paid cash dividends on its common stock. The Company intends to retain earnings for use in its business and, therefore, does not anticipate paying any cash dividends on common stock for at least the next twelve months. In addition, the terms of the Company's current loan agreements and credit facilities place restrictions on the payment of cash dividends by the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the consolidated financial statements, including the Notes to Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                             YEAR ENDED
                                                 -------------------------------------------------------------------
                                                 JANUARY 29,   JANUARY 30,   JANUARY 31,   FEBRUARY 2,   FEBRUARY 3,
                                                   1995(A)        1994          1993          1992          1991
                                                 -----------   -----------   -----------   -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
Statement of Operations Data:
  Net Sales:
    Americas...................................   $2,400,012    $2,037,221    $1,459,607    $ 648,082     $ 397,271
    Europe.....................................      952,943       781,905       552,999      241,857       148,964
    Other International........................      122,388        54,039         1,318           --            --
                                                 -----------   -----------   -----------   ----------    ----------
      Consolidated net sales...................    3,475,343     2,873,165     2,013,924      889,939       546,235
  Cost of sales................................    2,737,290     2,440,349     1,564,472      607,768       364,183
                                                 -----------   -----------   -----------   ----------    ----------
         Gross profit..........................      738,053       432,816       449,452      282,171       182,052
  Operating expenses:
    Selling, general and administrative........      423,429       422,906       267,982      182,155       115,016
    Research, development and engineering......       65,361        48,934        42,358       33,140        22,444
                                                 -----------   -----------   -----------   ----------    ----------
      Total operating expenses.................      488,790       471,840       310,340      215,295       137,460
                                                 -----------   -----------   -----------   ----------    ----------
         Operating income (loss)...............      249,263       (39,024)      139,112       66,876        44,592
  Financing and other income (expense), net....      (36,267)          258         4,180        6,539        (1,020)
                                                 -----------   -----------   -----------   ----------    ----------
    Income (loss) before income taxes..........      212,996       (38,766)      143,292       73,415        43,572
  Provision for income taxes (benefit).........       63,819        (2,933)       41,650       22,504        16,340
                                                 -----------   -----------   -----------   ----------    ----------
         Net income (loss).....................      149,177       (35,833)      101,642       50,911        27,232
  Preferred stock dividends....................       (8,750)       (3,743)           --           --            --
                                                 -----------   -----------   -----------   ----------    ----------
         Net income (loss) applicable to common
           stockholders........................   $  140,427    $  (39,576)   $  101,642    $  50,911     $  27,232
                                                  ==========    ==========    ==========   ==========    ==========
  Earnings (loss) per common share
    Primary....................................   $     3.38    $    (1.06)   $     2.59    $    1.40     $     .91
                                                  ==========    ==========    ==========   ==========    ==========
    Fully diluted..............................   $     3.15    $       --    $       --    $      --     $      --
                                                  ==========    ==========    ==========   ==========    ==========
  Weighted average shares used to compute
    earnings per share
    Primary....................................       41,542        37,333        39,235       36,274        30,064
                                                  ==========    ==========    ==========   ==========    ==========
    Fully diluted..............................       47,322            --            --           --            --
                                                  ==========    ==========    ==========   ==========    ==========
Statement of Financial Position Data:
  Working capital..............................   $  718,951    $  510,397    $  358,948    $ 282,646     $  95,163
  Total assets.................................   $1,594,000    $1,140,480    $  927,005    $ 559,563     $ 264,222
  Long-term debt...............................   $  113,429    $  100,000    $   48,373    $  41,450     $      --
  Preferred stock..............................   $  120,151    $  120,151    $       --    $      --     $      --
  Total stockholders' equity...................   $  651,736    $  471,108    $  369,200    $ 274,180     $ 112,005

- ---------------

(a) In prior years, the Company consolidated its international operating results on a one-month delay to facilitate consolidated financial reporting. In the fourth quarter of 1995, the Company eliminated this one-month delay. Accordingly, the Company's income before income taxes for 1995 includes one additional month of international operations. Net earnings before taxes of $5.7 million for this additional month are included in the consolidated statement of operations in financing and other income (expense) resulting in an additional $4.1 million of net income or $0.10 of primary earnings per common share. Net earnings for this additional month of international operations had no effect on the Company's operating income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company reported net income of $149.2 million or $3.38 per common share for 1995 compared with a net income (loss) of ($35.8) million or ($1.06) per common share for 1994 and $101.6 million or $2.59 per common share in 1993.

     In prior years, the Company consolidated its international operating results on a one-month delay to facilitate consolidated financial reporting. In the fourth quarter of 1995, the Company eliminated this one-month delay. Accordingly, the Company's income before income taxes for 1995 includes one additional month of international operations. Net earnings before taxes of $5.7 million for this additional month are included in the consolidated statement of operations in financing and other income (expense) resulting in an additional $4.1 million of net income or $0.10 of primary earnings per common share. Net earnings for this additional month of international operations had no effect on the Company's operating income.

     The table below sets forth for the years indicated the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations.

                                                                PERCENTAGE OF CONSOLIDATED NET SALES
                                                              -----------------------------------------
                                                                          FISCAL YEAR ENDED
                                                              -----------------------------------------
                                                              JANUARY 29,    JANUARY 30,    JANUARY 31,
                                                                 1995           1994           1993
                                                              -----------    -----------    -----------
Net sales:
  Americas..................................................      69.1%          70.9%          72.5%
  Europe....................................................      27.4           27.2           27.5
  Other international.......................................       3.5            1.9             --
                                                              -----------    -----------    -----------
     Consolidated net sales.................................     100.0          100.0          100.0
  Cost of sales.............................................      78.8           84.9           77.7
                                                              -----------    -----------    -----------
     Gross profit...........................................      21.2           15.1           22.3
Operating expenses:
  Selling, general and administrative.......................      12.2           14.7           13.3
  Research, development and engineering.....................       1.9            1.7            2.1
                                                              -----------    -----------    -----------
     Total operating expenses...............................      14.1           16.4           15.4
                                                              -----------    -----------    -----------
          Operating income (loss)...........................       7.1           (1.3)           6.9
Financing and other income (expense), net...................      (1.0)            --            0.2
                                                              -----------    -----------    -----------
  Income (loss) before income taxes.........................       6.1           (1.3)           7.1
Provision for income taxes (benefit) .......................       1.8           (0.1)           2.1
                                                              -----------    -----------    -----------
  Net income (loss).........................................       4.3           (1.2)           5.0
Preferred stock dividends...................................      (0.3)          (0.1)            --
                                                              -----------    -----------    -----------
  Net income (loss) applicable to common stockholders.......       4.0%          (1.3)%          5.0%
                                                              ===========    ===========    ===========

  Net Sales

     Consolidated net sales increased 21% to $3.5 billion in 1995 from $2.9 billion for 1994. Consolidated net sales for 1994 increased 43% from $2.0 billion in sales for 1993. Average revenue per unit increased 12% and unit volumes increased 8% for 1995 over 1994 primarily because of strong demand for the Company's Pentium processor-based products and notebook computers. Average revenue per unit declined by 12% in 1994 compared with 1993 because of shifts in the Company's product mix and industry-wide pricing strategies. Unit volumes increased by 61% in 1994 over 1993 due to increased volumes of the Company's desktop and server products, offset somewhat by the cancellation of its prior notebook product line in the second quarter of 1994. The Company's consolidated net sales (expressed in United States dollars) benefited by .5% and 2.4% in 1995 and 1993, respectively, and were reduced by 3.9% in 1994, due to fluctuations in the average value of the United States dollar relative to its average value in the comparable periods of the prior year.

     Since January 30, 1994, the Company has introduced the Latitude family of notebook computers as well as several Pentium processor-based systems in its PowerEdge server line and in its Dimension, OmniPlex and OptiPlex desktop product lines. The Company believes that its success is largely dependent upon continued growth of its notebook and server product lines and its ability to continue to efficiently manage the transition to Pentium processor-based computers and other technological advancements as they become commercially available. There can be no assurance that the Company's development activities will be successful, that product technologies will be available to the Company, that the Company will be able to deliver commercial quantities of computer products in a timely manner, or that such products will achieve market acceptance.

     Consolidated net sales consisted primarily of sales of computer systems, including hardware, certain software and accessories, which amounted to 88%, 87% and 86% of consolidated net sales for 1995, 1994 and 1993, respectively. The balance of consolidated net sales consisted of revenue from sales of computer peripherals as well as other hardware, software and accessories sold separately from computer systems and from sales of extended service contracts. Revenue from the Company's Pentium processor-based products represented 29% and 1% of system revenue in 1995 and 1994, respectively. Pentium processor-based sales continued to gain momentum with fourth quarter sales representing 44% of total system revenue. The substantial increase in such system sales resulted from the Company's rapid introduction of Pentium processor-based systems relative to its competitors and increased customer acceptance of these systems. Sales of the Company's 486-based systems reflected the shift in demand toward Pentium processor-based systems and decreased to 71% of system revenue for 1995 (56% in the fourth quarter of 1995) from 92% of system revenue for 1994. Sales of 486-based products represented 68% of system revenue in 1993 with 386-based products representing the remaining 32% of system revenue.

     Sales of the Company's Latitude family of notebook computers represented 8% of system revenue for 1995. The Company's notebook computer sales grew throughout the year with fourth quarter 1995 notebook computer revenue totaling $128 million or 14% of system revenue, compared with sales of $122 million for the first three quarters of 1995 combined or 6% of system revenue. The increase in notebook computer revenue during 1995 primarily resulted from strong customer acceptance of the Company's Latitude XP notebook computer line introduced in August 1994. Sales of the Company's notebook computers declined to 3% of system revenue for 1994 from 12% for 1993 primarily due to the cancellation of the Company's prior notebook computer product line in the second quarter of 1994.

     Net revenue from the Americas (United States, Canada, Mexico and Latin America) increased 18% in 1995 to $2.4 billion from $2.0 billion in 1994. Net revenue from the Americas increased 40% in 1994 from $1.5 billion in 1993. The Company's European operations contributed net revenue of $953 million for 1995, representing a 22% increase over $782 million in net revenue for 1994. European revenue for 1994 represented a 41% increase over $553 million in net revenue for 1993. Other international sales increased 126% to $122 million for 1995 primarily driven by Japan where revenue more than doubled in 1995 compared with 1994. Other international sales increased to $54 million in 1994 from $1.3 million in 1993. The Company expects to begin construction in March 1995 of a 238,000 square foot combination office and manufacturing facility on a nine-acre site in Penang, Malaysia, to meet the needs of its expanding Asia-Pacific business. Dell intends to continue to expand its international activities by increasing market presence in existing markets, improving support systems, pursuing additional distribution opportunities, and entering new markets primarily through third-party resellers.

     Consolidated net sales to national accounts, consisting of sales to major corporate, government and education accounts and value-added resellers, led sales gains with a 26% increase to $2.3 billion in 1995 from $1.8 billion in 1994. Consolidated sales to national accounts increased 50% in 1994 from $1.2 billion in 1993. Sales to medium- to small-sized businesses and individuals increased 12% to $1.2 billion for 1995 from $1.0 billion for 1994 despite the decline in sales to consumer retailers due to the discontinuation of traditional consumer retailer sales in the United States and Canada in July 1994. Sales to medium- to small-sized businesses and individuals increased 31% in 1994 from $787 million for 1993.

  Gross Profit Margin

     The Company's 1995 gross profit margin increased to 21.2% from 15.1% in 1994. Gross profit margin for 1994 was adversely affected by $70.3 million of inventory write-downs and related costs incurred during the first half of 1994. Excluding these charges, gross profit margin would have been 17.5% for 1994. The increase in gross profit margin to 21.2% from 17.5% (as adjusted) is due to improvements in manufacturing logistics and efficiencies, component costs and quality due to the Company's vendor certification and vendor consolidation programs, and lower charges for inventory obsolescence attributable to improved inventory management. Gross profit margins also benefited from higher average revenue per unit resulting from: a more moderate pricing environment in the last half of 1995; a higher margin sales mix driven by notebook computers and Pentium processor-based systems; and changes in the Company's sales incentive programs.

     The decline in gross profit margin for 1994 from 22.3% in 1993 was also attributable to significant price reductions to maintain competitive position; manufacturing inefficiencies associated with system and process weaknesses; and price reductions on older products to avoid incurring additional charges for excess and obsolete inventory.

     The Company may take pricing actions as it attempts to maintain a competitive mix of price, performance, and customer support services while managing its liquidity, profitability and growth. The Company attempts to mitigate the effects of price reductions by improving product mix, further reducing component costs and lowering operating costs. There can be no assurance that pricing actions will be effective in stimulating higher levels of sales or that cost reduction efforts will offset the effects of pricing actions on the Company's gross margin.

  Operating Expenses

     Operating expenses as a percentage of consolidated net sales decreased to 14.1% for 1995 from 16.4% for 1994. Operating expenses increased 4% to $488.8 million for 1995 from $471.8 million for 1994. Operating expenses as a percentage of consolidated net sales would have been 15.7% for 1994, but was increased by $21 million of charges for consolidating operations, write-offs of certain assets, and employee severance payments. The decrease in operating expenses as a percentage of consolidated net sales in 1995 from 1994 is primarily due to infrastructure investments incurred during the Company's regional consolidation efforts commenced in 1994 and reduced advertising and promotion expenses offset by increased compensation expense as the Company strengthened its management team and increased research, development and engineering expenses in 1995. Research and development expenses increased 34% in 1995 compared with 1994 primarily due to higher compensation expense relating to a 24% increase in headcount and higher development costs related to notebook computers and other product development efforts. Operating expenses for 1994 of 15.7%, (as adjusted) were relatively flat compared with 15.4% for 1993.

     The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. During 1995, the Company continued its process of consolidating common functions, primarily in Europe, into regional business units to reduce redundant costs and improve the Company's ability to deliver its products and services in these markets. However, the Company will invest in key global information systems through 1998 to manage and support its growth. No assurance can be given that the Company's efforts to manage future operating expenses will be successful.

  Financing and Other Income (Expense), net

     Financing and other income (expense) was ($36.3) million, $.3 million and $4.2 million for 1995, 1994 and 1993, respectively. The table below sets forth for the years indicated the components of financing and other income (expense):

                                                               1995       1994       1993
                                                             --------    -------    -------
                                                                     (IN THOUSANDS)
    Financing and other income (expense):
      Investment income (loss), net:
         Short-term investments............................  $ (7,031)   $ 8,772    $12,945
         Investment derivatives............................   (23,948)     5,184      2,505
      Interest expense.....................................   (12,203)    (8,350)    (7,869)
      Foreign currency transactions........................     2,790        777      9,084
      Foreign currency trading.............................        --         --     (9,649)
      International year-end transition....................     5,725         --         --
      Other................................................    (1,600)    (6,125)    (2,836)
                                                             --------    -------    -------
                                                             $(36,267)   $   258    $ 4,180
                                                             ========    =======    =======

     Short-term investment income (loss) was ($7.0) million in 1995 compared with $8.8 million in 1994 and $12.9 million in 1993. Investment losses for 1995 were primarily due to realized losses of $24.4 million on certain of the Company's short-term investments offset by investment income of approximately $17.4 million for 1995. The investment losses were primarily a result of interest rate increases in the United States, Canadian, Japanese, and European interest rate markets. The increase in investment income to $17.4 million for 1995 compared with $8.8 million for 1994 was primarily due to higher average investment balances and higher effective interest rates. Other unrealized losses on short-term investments in the amount of $4.0 million ($2.6 million net of tax) at January 29, 1995, were assessed to be temporary and recorded as a separate component of stockholders' equity.

     The Company has historically employed a variety of interest rate derivative instruments to manage its principal, market and credit risks and enhance its investment yield. Derivative instruments utilized include interest rate swaps, written and purchased interest rate options and swaptions (options to enter into interest rate swaps). Prior to June 1994, the Company structured derivative instruments in interest rate markets where it had foreign operations. Interest rate derivatives generally involve exchanges of interest payments based upon fixed and floating interest rates without exchanges of underlying notional amounts. At January 29, 1995 the Company had no investment derivatives outstanding. At January 30, 1994, the Company had outstanding investment derivative contracts with a notional amount of $355 million. For the first and second quarters of 1995, the average fair value of these investment derivative financial instruments totaled ($11.9) million and ($7.8) million, respectively. The Company closed all remaining investment derivatives during the second quarter of 1995. Realized and unrealized net gains (losses) on investment derivatives recognized in income for 1995 were ($23.9) million compared with $5.2 million for 1994 and $2.5 million for 1993.

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

     Interest expense incurred for 1995 increased to $12.2 million from $8.4 million for 1994. The increase in interest expense in 1995 was primarily due to higher average debt balances outstanding and higher net interest costs associated with the 11% Senior Notes (the "Notes") issued in the third quarter of 1994. Concurrently with the issuance of the Notes, the Company entered into interest rate swap agreements to reduce its interest costs associated with the Notes. The swap agreements effectively changed the Company's interest rate exposure from a fixed-rate to a floating-rate basis. However, in response to increasing interest rates, in August 1994, the Company entered into offsetting swap agreements to effectively change its interest rate exposure from a floating-rate basis to a fixed-rate basis. The interest rate swap agreements mature on August 15, 1998, the first available redemption date of the Notes. At January 29, 1995, the Company had outstanding receive fixed/pay floating interest rate swaps with an aggregate notional amount of $100 million offset by receive floating/pay fixed interest rate swaps with an aggregate notional amount of $100 million. In addition, the Company had an interest rate swap which matured in February 1995, with a notional amount of $50 million which was used to change floating interest rate reset dates on the receive fixed/pay floating interest rate swaps. The weighted average interest rate, adjusted by the swaps, was 12.1% and 9.5% for 1995 and 1994, respectively. At January 29, 1995, the Company is paying a net interest cost of 13.8% on the Notes.

     Net foreign currency gains (losses) were $2.8 million, $.8 million and ($.6) million for 1995, 1994 and 1993, respectively. During 1993, the Company entered into foreign currency forward and option contracts with the intent to profit from anticipated movements in exchange rates. The Company marked the contracts to market and recognized resulting gains and losses as a component of net financing and other income. Net foreign exchange losses recognized during 1993 consisted of $9.6 million in losses related to foreign currency trading activities and $9.0 million in foreign currency transaction gains associated with unhedged intercompany balances and other foreign currency transactions. The Company resumed its intercompany hedging practices in the third quarter of 1993. During 1994 and 1995, the Company did not enter into foreign currency contracts with the intent to profit from movements in exchange rates. Accordingly, net foreign currency transaction gains recognized during 1994 resulted from remeasuring non-functional currency denominated assets and liabilities, net of transaction hedge results.

     In prior years, the Company consolidated its international operating results on a one-month delay to facilitate consolidated financial reporting. In the fourth quarter of 1995, the Company eliminated this one-month delay. Accordingly, the Company's income before income taxes for 1995 includes one additional month of international operations. Net earnings before taxes of $5.7 million for this additional month are included in the consolidated statement of operations in financing and other income (expense) resulting in an additional $4.1 million of net income or $0.10 of primary earnings per common share.

     Financing fees and other income (expense) were ($1.6) million for 1995, ($6.1) million for 1994 and ($2.8) million for 1993. In 1995, the reduction in financing fees and other costs was primarily due to higher financing-related expenses incurred in 1994 in connection with refinancing of debt and credit facilities during 1994.

  Income Tax

     The Company's effective tax rate was 30.0% for 1995 compared with 7.6% and 29.1% for 1994, and 1993, respectively. The change in the effective tax rate resulted from changes in the geographical distribution of income and losses and from significant second quarter 1994 losses.

  Fluctuations in Operating Results

     The Company's operating results may fluctuate from period to period and will depend on numerous factors, including, but not limited to, customer demand and market acceptance of the Company's products, new product introductions, product obsolescence, component price fluctuations, varying product mix, foreign currency exchange rates, foreign currency and interest rate hedging, and other factors. In addition, the Company has operated without a material backlog so that net sales in a given quarter are dependent on customer orders received in that quarter and operating expenditures are primarily based on forecasts of customer demand. As a result, if demand does not meet the Company's expectations in any given period, the sales shortfall may result in an increased impact on operating results due to the Company's inability to adjust operating expenditures quickly enough to compensate for such shortfall. The Company's business is sensitive to the spending patterns of its customers, which in turn are subject to prevailing economic conditions and other factors beyond the Company's control. The Company's results of operations could be materially adversely affected by changes in economic conditions or customer spending patterns for personal computer products.

HEDGING ACTIVITIES

     The results of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the United States dollar. The financial statements of the Company's international sales subsidiaries have generally been measured using the local currency as the functional currency. An increase in the value of the United States dollar increases costs incurred by the Company's international operations because many of its international subsidiaries' component purchases are denominated in the United States dollar. Changes in exchange rates may negatively affect the Company's consolidated net sales (as expressed in United States dollars) and gross profit margins from international operations. Effective January 30, 1995, most of the Company's European sales will be made from a U.S. dollar functional currency entity.

     The purpose of the Company's hedging program is to reduce the Company's exposure to the risk that the dollar-value equivalent of anticipated cash flows will be adversely affected by changes in foreign currency exchange rates. The Company attempts to reduce its exposure to currency fluctuations involving anticipated, but not firmly committed, transactions and involving transactions with firm foreign currency commitments through the use of purchased foreign currency option contracts and forward contracts.

     Realized and unrealized gains or losses and premiums on foreign currency purchased option contracts that are designated and effective as hedges of probable anticipated, but not firmly committed, foreign currency transactions are deferred and recognized in income in the same period as the hedged transaction. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts, which could be significant. Forward contracts designated as hedges of anticipated transactions are accounted for on a mark-to-market basis and included in income as a component of cost of sales. Transaction exposures representing firm foreign currency commitments are generally hedged using foreign exchange forward contracts. Forward contracts related to transaction exposures are accounted for on a mark-to-market basis with realized and unrealized gains or losses included in financing and other income (expense) as an offset to the underlying hedged transaction. The risk of loss associated with forward contracts is limited to the exchange rate differential from the time the contract is made until the time it is settled.

     The Company enters into foreign currency purchased options and, to a lesser extent, forward contracts to hedge a portion of its anticipated, but not firmly committed, transactions including sales by international subsidiaries, which includes international sales by a U.S. dollar functional currency entity and intercompany shipments to certain international subsidiaries, and foreign currency denominated purchases of certain components. Foreign currency purchased options generally expire in twelve months or less and forward contracts generally mature in three months or less. The principal hedge currencies are the German mark, the British pound and the Japanese yen. At January 29, 1995, the Company held purchased option contracts that were designated and effective as hedges of anticipated sales by international subsidiaries with a total notional amount of $434.3 million and a combined net realized and unrealized loss of $2.1 million. At January 29, 1995, the Company held purchased options that were designated and effective as hedges of foreign currency denominated purchases with a total notional amount of $65.0 million and a combined net realized and unrealized gain of $1.6 million. Based upon foreign currency exchange rates at January 30, 1994 and January 31, 1993, option contracts which hedged anticipated intercompany shipments had a combined net realized and unrealized gain of $2.2 million and $2.0 million, respectively.

     Prior to March 20, 1992, the Company principally used combination foreign currency option contracts to hedge anticipated intercompany sales to its international subsidiaries. During this period, the accounting for combination option contracts was actively deliberated by the accounting profession. The Company closely followed the deliberations of the accounting profession during this period. Prior to March 20, 1992, the Company accounted for open combination option contracts entered into with the same strike prices and maturities ("synthetic forward contracts") which were originally entered into to hedge anticipated 1993 sales to international subsidiaries on a mark-to-market basis. On March 19, 1992, the Chief Accountant of the Securities and Exchange Commission (the "Commission") settled much of the accounting controversy associated with hedge accounting for anticipated transactions when he issued a letter indicating that the Commission would object to deferral of realized and unrealized gains or losses arising from complex options and similar transactions entered into after March 20, 1992. Subsequent to that date, the Company has not entered into any combination option contracts to hedge anticipated transactions as described above.

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

     On November 30, 1992, the Commission's Division of Enforcement notified the Company about an informal inquiry regarding the Company's accounting practices for foreign currency hedging and trading activities and the completeness of the Company's public disclosure about those activities. The Company and its independent accountants are voluntarily cooperating with the Commission in this informal inquiry. The Commission's Division of Corporation Finance has also indicated it has concerns about the deferred accounting treatment the Company afforded gains and losses on forward and option contracts entered into to hedge anticipated transactions and has not expressed its definitive views about whether the Company's accounting for these forward and option contracts complies with generally accepted accounting principles in all material respects. The Company has not received correspondence from the Commission regarding this matter since September 1993.

     The table below shows the effect on income before income taxes, net income and earnings per common share for each of the four quarters of 1993, 1994, and 1995, if gains and losses on hedging contracts had been accounted for on a mark-to-market basis. However, if the Company had believed this accounting treatment to be appropriate, it likely would have followed different hedging strategies, which could have received differing accounting treatment than indicated below. Accordingly, the Company does not believe that the net income on a mark-to-market basis or the earnings per common share on a mark-to-market basis included in the following table accurately reflect its business results or the effect of hedging on its net income.

                                                                           1993
                                               ------------------------------------------------------------
                                                               QUARTER ENDED
                                               ----------------------------------------------   YEAR ENDED
                                               MAY 3,   AUGUST 2,   NOVEMBER 1,   JANUARY 31,   JANUARY 31,
                                                1992      1992         1992          1993          1993
                                               ------   ---------   -----------   -----------   -----------
Effect on income before income taxes:
  Forward contracts..........................  $  1.0    $   0.7       $  --         $  --        $   1.7
  Synthetic forward contracts................     1.8        2.0         0.9            --            4.7
  Other option contracts.....................    (4.9)     (13.7)       29.8           9.5           20.7
                                               ------    -------    ---------     --------       --------
          Total effect on income before
            income taxes.....................  $ (2.1)   $ (11.0)      $30.7         $ 9.5        $  27.1
                                               ======    =======    =========     ========       ========
Deferred realized and unrealized gain
  (loss).....................................  $(27.2)   $ (38.2)      $(7.5)        $ 2.0        $   2.0
                                               ======    =======    =========     ========       ========
Effect on net income and earnings
  per common share:
  Net income on a mark-to-market basis.......  $ 18.4    $  14.7       $48.9         $38.0        $ 120.8
  Net income as reported.....................  $ 19.8    $  21.9       $28.6         $31.3        $ 101.6
  Earnings per common share on a
     mark-to-market basis....................  $  .48    $   .38       $1.24         $ .94        $  3.08
  Earnings per common share as reported......  $  .52    $   .57       $ .72         $ .77        $  2.59

                                                                            1994
                                                ------------------------------------------------------------
                                                                QUARTER ENDED
                                                ----------------------------------------------   YEAR ENDED
                                                MAY 2,   AUGUST 1,   OCTOBER 31,   JANUARY 30,   JANUARY 30,
                                                 1993      1993         1993          1994          1994
                                                ------   ---------   -----------   -----------   -----------
Effect on income (loss) before income taxes:
  Forward contracts...........................  $  --     $    --       $  --         $  --        $    --
  Synthetic forward contracts.................     --          --          --            --             --
  Other option contracts......................   (0.3)        5.3        (6.4)          1.6            0.2
                                                ------   ---------   -----------   -----------   -----------
          Total effect on income (loss) before
            income taxes......................  $(0.3)    $   5.3       $(6.4)        $ 1.6        $   0.2
                                                =====     =======    ========      ========       ========
Deferred realized and unrealized gain
  (loss)......................................  $ 1.7     $   7.0       $  .6         $ 2.2        $   2.2
                                                =====     =======    ========      ========       ========
Effect on net income (loss) and earnings
  (loss) per common share:
  Net income (loss) on a mark-to-market
     basis....................................  $10.0     $ (71.8)      $ 7.8         $18.7        $ (35.6)
  Net income (loss) as reported ..............  $10.2     $ (75.8)      $12.0         $17.7        $ (35.8)
  Earnings (loss) per common share on a
     mark-to-market basis.....................  $ .25     $ (1.93)      $ .16         $ .41        $ (1.06)
  Earnings (loss) per common share as
     reported.................................  $ .25     $ (2.03)      $ .26         $ .39        $ (1.06)

                                                                            1995
                                                 -----------------------------------------------------------
                                                                 QUARTER ENDED
                                                 ---------------------------------------------   YEAR ENDED
                                                 MAY 1,   JULY 31,   OCTOBER 30,   JANUARY 29,   JANUARY 29,
                                                  1994      1994        1994          1995          1995
                                                 ------   --------   -----------   -----------   -----------
Effect on income (loss) before income taxes:
  Forward contracts............................  $   --    $    --      $  --         $  --        $    --
  Synthetic forward contracts..................      --         --         --            --             --
  Other option contracts.......................    (1.9)      (8.2)       0.3           7.1           (2.7)
                                                 ------   --------   -----------   -----------   -----------
          Total effect on income (loss) before
            income taxes.......................  $ (1.9)   $  (8.2)     $ 0.3         $ 7.1        $  (2.7)
                                                 ======     ======   ========      ========       ========
Deferred realized and unrealized gain (loss)...  $  0.3    $  (7.9)     $(7.6)        $(0.5)       $  (0.5)
                                                 ======     ======   ========      ========       ========
Effect on net income (loss) and earnings (loss)
  per common share:
  Net income (loss) on a mark-to-market
     basis.....................................  $ 17.7    $  22.9      $41.6         $65.3        $ 147.3
  Net income (loss) as reported ...............  $ 19.0    $  28.6      $41.4         $60.3        $ 149.2
  Earnings (loss) per common share on a
     mark-to-market basis......................  $  .38    $   .51      $ .94         $1.47        $  3.33
  Earnings (loss) per common share as
     reported..................................  $  .42    $   .65      $ .93         $1.36        $  3.38

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow from operating activities in 1995 was $243.4 million, which represented the Company's primary source of cash. At January 29, 1995, the Company's working capital totaled $719.0 million. Days in accounts receivable at the end of 1995 decreased to 47 days from 50 days at the end of 1994. Days in accounts payable increased to 49 days at the end of 1995 from 42 days at the end of 1994. Inventory levels decreased to 32 days of supply at the end of the 1995 from 33 days at the end of 1994. Maintaining the Company's current inventory level is dependent upon the Company's ability to achieve targeted revenue and product mix, to further minimize complexities in its product line, and to maximize commonality of parts. There can be no assurance that the Company will be able to maintain these low inventory levels in future periods.

     The Company utilized $63.7 million of cash during 1995 to construct facilities and to acquire information systems and personal computer office equipment. Capital expenditures for 1996 are expected to be approximately $100 million, primarily related to the construction of manufacturing and administrative facilities, the acquisition and development of an integrated management information system and the acquisition of computer equipment for internal use.

     Effective June 10, 1994, the Company entered into a new line of credit facility which bears interest at a defined Base Rate or Eurocurrency Rate with covenants based on quarterly income, maintenance of net worth, a maximum ratio of total liabilities to tangible net worth, and a maximum inventory level. Maximum amounts available under the credit facility are limited to $90 million less the aggregate of outstanding letters of credit. During the commitment period, the Company is obligated to pay a fee on the unused portion of the credit facility. No borrowings are outstanding under this credit facility, and the maximum available totaled $77.3 million as of January 29, 1995.

     The Company's subsidiary, Dell Receivables Corporation, has a Receivables Purchase Agreement, which was renewed effective May 24, 1994, pursuant to which the Company may raise up to $100 million through the sale of interests in certain of its accounts receivable. The funding expense is based on the rate of interest on commercial paper issued by the purchaser. The Company is obligated to pay a commitment fee based on the unused portion of the amount available under the Receivable Purchase Agreement. This facility was unused during 1995 and the maximum available at January 29, 1995 totaled $100 million.

     On August 26, 1993, the Company issued $100 million of 11% Senior Notes due August 15, 2000. Interest on the Notes is payable semiannually, commencing February 15, 1994. The Notes are redeemable, in whole or in part, at the option of the Company, on and after August 15, 1998 at redemption prices decreasing from 103.50% to 101.75% of principal, depending upon the redemption date.

     Concurrent with the issuance of the Notes, on August 26, 1993, the Company sold 1,250,000 shares of Series A Preferred Stock generating gross proceeds of $125 million. Each share of Series A Preferred Stock entitles its holder to 7% cumulative annual dividends and to convert to shares of common stock. In the event of voluntary or involuntary liquidation, each share of Preferred Stock entitles its holder to receive $100 per share liquidation preference plus an amount equal to accrued and unpaid dividends before any distributions to common stockholders. On February 21, 1995, the Company offered to pay a cash premium of $8.25 for each share of its Series A Preferred that is converted to common stock. The offer of premium upon conversion is available to holders of Series A Preferred Stock until March 22, 1995 unless extended by the Company. The Company has offered to register resales of the shares of common stock issued upon conversion of the Series A Preferred Stock pursuant to the offer of premium for a limited period with the Securities and Exchange Commission. For purposes of primary earnings per share, the effect of payment of the conversion premium and the expenses of the conversion offer will be treated as an additional dividend on the Series A Preferred Stock for financial reporting purposes in the period in which the conversion offer is completed.

     In December 1994, the Company obtained a $14 million loan secured by its recently-constructed facility in Round Rock, Texas. The loan is for 15 years at an interest rate of 10.28% with monthly payments of principal and interest, payable in arrears, commencing in February 1995. The long-term portion of the loan was $13.4 million at January 29, 1995.

     Repayment of the Company's $100 million in 11% Senior Notes due August 15, 2000, the $14 million loan secured by its facilities in Round Rock, Texas and its operating lease commitments constitute the Company's long-term commitments to use cash.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Financial Statements:
  Report of Independent Accountants...................................................   24
  Consolidated Statement of Financial Position at January 29, 1995 and January 30,
     1994.............................................................................   25
  Consolidated Statement of Operations for the three years ended January 29, 1995.....   26
  Consolidated Statement of Cash Flows for the three years ended January 29, 1995.....   27
  Consolidated Statement of Stockholders' Equity for the three years ended January 29,
     1995.............................................................................   28
  Notes to Consolidated Financial Statements..........................................   29

Financial Statement Schedule:
  For the three years ended January 29, 1995
     Schedule VIII -- Valuation and Qualifying Accounts...............................   59

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Dell Computer Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dell Computer Corporation and its subsidiaries at January 29, 1995 and January 30, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Austin, Texas
February 21, 1995

                           DELL COMPUTER CORPORATION

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                      JANUARY 29,     JANUARY 30,
                                                                         1995            1994
                                                                      -----------     -----------
Current assets:
  Cash..............................................................   $   42,953      $    3,355
  Short-term investments............................................      484,294         333,667
  Accounts receivable, net..........................................      537,974         410,774
  Inventories.......................................................      292,925         220,265
  Other current assets..............................................      112,215          80,323
                                                                      -----------     -----------
          Total current assets......................................    1,470,361       1,048,384
Property and equipment, net.........................................      116,981          86,892
Other assets........................................................        6,658           5,204
                                                                      -----------     -----------
                                                                       $1,594,000      $1,140,480
                                                                       ==========      ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................................   $  447,071      $  282,708
  Accrued liabilities...............................................      279,402         237,651
  Income taxes......................................................       24,937          17,628
                                                                      -----------     -----------
          Total current liabilities.................................      751,410         537,987
Long-term debt......................................................      113,429         100,000
Other liabilities...................................................       77,425          31,385
Commitments and contingencies
Stockholders' equity:
  Preferred stock: $.01 par value; shares authorized: 5,000,000;
     shares outstanding: 1,250,000..................................           13              13
  Common stock: $.01 par value; shares authorized: 100,000,000;
     shares issued and outstanding: 39,679,638 and 37,929,031,
     respectively...................................................          397             379
  Additional paid-in capital........................................      356,768         320,041
  Unrealized (loss) gain on short-term investments..................       (2,628)          3,230
  Retained earnings.................................................      311,217         170,790
  Cumulative translation adjustment.................................      (14,031)        (23,345)
                                                                      -----------     -----------
          Total stockholders' equity................................      651,736         471,108
                                                                      -----------     -----------
                                                                       $1,594,000      $1,140,480
                                                                       ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           DELL COMPUTER CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       FISCAL YEAR
                                                           -----------------------------------
                                                             1995         1994         1993
                                                           ---------    ---------    ---------
Net sales................................................  $3,475,343   $2,873,165   $2,013,924
Cost of sales............................................   2,737,290    2,440,349    1,564,472
                                                           ----------   ----------   ----------
  Gross profit...........................................     738,053      432,816      449,452
Operating expenses:
  Selling, general and administrative....................     423,429      422,906      267,982
  Research, development and engineering..................      65,361       48,934       42,358
                                                           ----------   ----------   ----------
          Total operating expenses.......................     488,790      471,840      310,340
                                                           ----------   ----------   ----------
          Operating income (loss)........................     249,263      (39,024)     139,112
Financing and other income (expense), net................     (36,267)         258        4,180
                                                           ----------   ----------   ----------
  Income (loss) before income taxes......................     212,996      (38,766)     143,292
Provision for income taxes (benefit).....................      63,819       (2,933)      41,650
                                                           ----------   ----------   ----------
  Net income (loss)......................................     149,177      (35,833)     101,642
Preferred stock dividends................................      (8,750)      (3,743)          --
                                                           ----------   ----------   ----------
Net income (loss) applicable to common stockholders......  $  140,427   $  (39,576)  $  101,642
                                                           ==========   ==========   ==========
Earnings (loss) per common share:
  Primary................................................  $     3.38   $    (1.06)  $     2.59
                                                           ==========   ==========   ==========
  Fully Diluted..........................................  $     3.15   $       --   $       --
                                                           ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           DELL COMPUTER CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     FISCAL YEAR
                                                        --------------------------------------
                                                           1995          1994          1993
                                                        ----------    ----------    ----------
Cash flows from operating activities:
  Net income (loss)...................................  $  149,177    $  (35,833)   $  101,642
  Charges to income not requiring cash outlays:
     Depreciation and amortization....................      33,141        30,646        19,597
     Net loss on short-term investments...............      21,218            --            --
     Other............................................       3,476         3,971           149
  Changes in:
     Operating working capital........................      (2,664)       97,008      (162,521)
     Non-current assets and liabilities...............      39,034        17,254         2,111
                                                        ----------    ----------    ----------
     Net cash provided by (used in) operating
       activities.....................................     243,382       113,046       (39,022)
Cash used in investing activities:
  Short-term investments:
     Purchases........................................  (4,643,768)   (2,587,858)   (1,808,464)
     Maturities and other redemptions.................   4,339,505     2,287,998     1,750,919
     Sales............................................     123,406        46,560        76,570
  Capital expenditures................................     (63,691)      (48,055)      (47,251)
                                                        ----------    ----------    ----------
     Net cash used in investing activities............    (244,548)     (301,355)      (28,226)
Cash flows from financing activities:
  Net proceeds from (payments for) short-term
     borrowings.......................................          --        (8,500)        8,500
  Borrowings from long-term debt......................      13,429        96,654         7,270
  Repayments of borrowings............................        (695)      (49,861)         (711)
  Net proceeds from issuance of preferred stock.......          --       120,151            --
  Preferred stock dividends paid......................      (8,750)       (1,921)           --
  Issuance of common stock under employee plans.......      35,000        21,935        12,244
                                                        ----------    ----------    ----------
     Net cash provided by financing activities........      38,984       178,458        27,303
                                                        ----------    ----------    ----------
Effect of translation exchange rate changes on cash...       1,780        (1,742)         (567)
                                                        ----------    ----------    ----------
Net increase (decrease) in cash.......................      39,598       (11,593)      (40,512)
Cash at beginning of period...........................       3,355        14,948        55,460
                                                        ----------    ----------    ----------
Cash at end of period.................................  $   42,953    $    3,355    $   14,948
                                                        ==========    ==========    ==========

     See Note 10 for Supplemental Consolidated Statement of Cash Flow
Information.

   The accompanying notes are an integral part of these financial statements.

                           DELL COMPUTER CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 STOCKHOLDERS' EQUITY
                                            --------------------------------------------------------------
                                            PREFERRED   COMMON   PAID-IN    RETAINED
                                              STOCK     STOCK    CAPITAL    EARNINGS    OTHER      TOTAL
                                            ---------   ------   --------   --------   --------   --------
Balances at February 2, 1992..............     $--       $358    $165,745   $106,902   $  1,175   $274,180
  Net income..............................      --         --          --    101,642         --    101,642
  Issuance of 1,056,328 shares of common
     stock under employee plans...........      --         11      12,233         --         --     12,244
  Foreign currency translation
     adjustment...........................      --         --          --         --    (18,866)   (18,866)
                                               ---      ------   --------   --------   --------   --------
Balances at January 31, 1993..............      --        369     177,978    208,544    (17,691)   369,200
  Net loss................................      --         --          --    (35,833)        --    (35,833)
  Issuance of 1,250,000 shares of
     preferred stock......................      13         --     120,138         --         --    120,151
  Issuance of 1,071,083 shares of common
     stock under employee plans...........      --         10      21,925         --         --     21,935
  Preferred stock dividends paid..........      --         --          --     (1,921)        --     (1,921)
  Unrealized gain on short-term
     investments..........................      --         --          --         --      3,230      3,230
  Foreign currency translation
     adjustment...........................      --         --          --         --     (5,654)    (5,654)
                                               ---      ------   --------   --------   --------   --------
Balances at January 30, 1994..............      13        379     320,041    170,790    (20,115)   471,108
  Net income..............................      --         --          --    149,177         --    149,177
  Issuance of 1,750,607 shares of common
     stock under employee plans...........      --         18      36,727         --         --     36,745
  Preferred stock dividends paid..........      --         --          --     (8,750)        --     (8,750)
  Unrealized loss on short-term
     investments..........................      --         --          --         --     (5,858)    (5,858)
  Foreign currency translation
     adjustment...........................      --         --          --         --      9,314      9,314
                                               ---      ------   --------   --------   --------   --------
Balances at January 29, 1995..............     $13       $397    $356,768   $311,217   $(16,659)  $651,736
                                               ===      ======   ========   ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                           DELL COMPUTER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company designs, develops, manufactures, markets, services and supports a broad range of personal computers, including desktops, notebooks and servers compatible with industry standards under the Dell(R) brand name. The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The fiscal year of the Company ends on the Sunday nearest January 31. Unless otherwise indicated, all references to years in connection with financial information refer to the Company's fiscal years and all references to quarters refer to the Company's fiscal quarters. The Company's significant accounting policies are set forth below.

     Principles of Consolidation -- The consolidated financial statements include the accounts of Dell Computer Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified for comparative purposes.

     In prior years, the Company consolidated its international operating results on a one-month delay to facilitate consolidated financial reporting. In the fourth quarter of 1995, the Company eliminated the one-month delay. Accordingly, the Company's income before income taxes for 1995 includes one additional month of international operations. Net earnings before taxes of $5.7 million for this additional month are included in the consolidated statement of operations in financing and other income (expense) and the related cash flows have been included in operating cash flows in the consolidated statement of cash flows. Net earnings for this additional month of international operations had no effect on the Company's operating income.

     Short-term Investments -- Short-term investments consist primarily of debt securities and equity securities with readily determinable fair values. The Company accounts for highly liquid investments with maturities of three months or less at date of acquisition as short-term investments. The Company's short-term investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported net of taxes in a separate component of stockholders' equity. Unrealized losses whose decline is determined to be other than temporary are charged against income. The specific identification method is used to determine the cost of securities sold. Investments whose turnover is quick and maturities are short are reflected as gross purchases and gross maturities and other redemptions in the Consolidated Statement of Cash Flows. Effective January 30, 1994, the Company adopted Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities," which had no effect on the Company's results of operations. Prior to January 30, 1994, short-term investments were classified as available-for-sale and carried at the lower of aggregate amortized cost or market, with changes in the valuation allowance recognized in current period income.

     Inventories --Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

     Property and Equipment -- Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the economic lives of the assets ranging from ten to thirty years for buildings and two to five years for all other assets. Leasehold improvements are amortized over the shorter of five years or the lease term.

     Foreign Currency Translation -- The financial statements for most of the Company's international subsidiaries are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities of these subsidiaries are translated at current rates of exchange at the balance sheet date of the reporting entity. The resulting gains or losses from translation are included in a separate component of stockholders' equity. Income and expense items for these subsidiaries are translated using monthly average exchange rates. Gains or losses resulting from remeasuring monetary asset and liability accounts that are denominated in currencies other than a subsidiary's functional currency are included currently as a component of financing and other income (expense) in the consolidated financial statements. Financial statements for international subsidiaries with a U.S. dollar functional currency, such as the Company's European manufac-

                           DELL COMPUTER CORPORATION
turing facility, are translated to U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Income and expense items for these subsidiaries are translated using monthly average exchange rates. Gains and losses from this process are included in the results of operations.

     Financial Instruments -- In the normal course of business, the Company has utilized derivative financial instruments to manage its exposure to fluctuations in foreign currency exchange and interest rates. Additionally, the Company has utilized certain derivative financial instruments for trading purposes. In the future, the Company intends to use derivative financial instruments only to manage its exposure to fluctuations in foreign currency exchange rates and to manage market risk on components of its debt and equity.

          Foreign currency hedging instruments -- The Company enters into foreign exchange option and forward contracts to hedge its anticipated, but not firmly committed, transactions and transaction foreign currency exposures. Subsequent to March 20, 1992, anticipated foreign currency transactions have been hedged using purchased foreign currency option contracts for periods not exceeding twelve months and, to a lesser extent, foreign exchange forward contracts, generally for periods not exceeding three months. Realized and unrealized gains or losses and premiums on foreign currency purchased option contracts that are designated and effective as hedges of probable anticipated currency transactions are deferred and recognized in income in the same period as the hedged transaction. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts, which could be significant.

          Prior to March 21, 1992, the Company principally used combination option contracts that were designated as hedges of probable anticipated, but not firmly committed, foreign currency transactions. Gains and losses on such transactions were deferred and recognized in income in the same period as the hedged transaction.

          Forward contracts designated as hedges of anticipated transactions are accounted for on a mark-to-market basis and included in income as a component of cost of sales. Transaction exposures representing firm foreign currency commitments are generally hedged using foreign exchange forward contracts. Forward contracts related to transaction exposures are accounted for on a mark-to-market basis with realized and unrealized gains or losses included in financing and other income (expense) as an offset to the underlying hedged transaction.

          Interest rate management -- Interest rate differential to be paid or received on interest rate swaps which are designated to specific borrowings are accrued and recognized as an adjustment to interest expense. Realized gains or losses on terminated interest rate swap positions designated to specific borrowings are recognized as an adjustment to interest expense over the original life of the interest rate swaps.

          Investment derivatives -- Derivative financial instruments that are not designated to a specific asset or liability are considered investment derivatives and are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized as incurred and included as a component of financing and other income (expense), in the consolidated financial statements. The Company discontinued its investment derivative program in the second quarter of 1995.

          Additionally, during 1993, the Company actively traded foreign currency forward and option contracts with the intent to profit from anticipated changes in the financial markets. These contracts were designated at inception as trading activities and accordingly, were accounted for on a mark-to-market basis with the realized and unrealized gain or loss recognized as a component of financing and other income (expense) in the consolidated financial statements.

     Revenue Recognition -- Sales revenue is recognized at the date of shipment to customers. Provision is made currently for estimated product returns. Revenue from separately priced extended warranty programs is

                           DELL COMPUTER CORPORATION
deferred and recognized over the extended warranty period and the related extended warranty costs are recognized as incurred.

     Warranty and Other Post-sales Support Programs -- The Company provides currently for the estimated costs which may be incurred under its warranty and other post-sales support programs.

     Income Taxes -- The provision for income taxes is based on earnings reported in the financial statements under an asset and liability approach that requires the recognition of deferred tax assets and liabilities and their reported amounts for financial statement purposes.

     Earnings (Loss) Per Common Share -- Primary earnings or loss per common share are computed by dividing net income applicable to common stockholders by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options. The Series A Convertible Preferred Stock is not a common share equivalent for purposes of computing earnings or loss per common share. The number of common equivalent shares outstanding, is computed using the treasury stock method. Shares used in the fully diluted earnings per share have been adjusted for the assumed conversion of the Company's Series A Convertible Preferred Stock. See Note 4 -- Stockholders' Equity, Preferred Stock.

NOTE 2 -- SHORT-TERM INVESTMENTS

     Short-term investments at January 29, 1995 and January 30, 1994, are as follows:

                                                                      JANUARY 29, 1995
                                                     --------------------------------------------------
                                                                 UNREALIZED    UNREALIZED
                                                       COST        GAINS         LOSSES      FAIR VALUE
                                                     --------    ----------    ----------    ----------
                                                                       (IN THOUSANDS)
Preferred stock....................................  $ 70,048       $367         $   21       $  70,394
Mutual funds.......................................    54,750         --            235          54,515
State and municipal securities.....................   188,678        214            327         188,565
U.S. corporate and bank debt.......................   137,860        131          4,171         133,820
International corporate and bank debt..............    36,999          1             --          37,000
                                                     --------    --------      --------       ---------
          Total short-term investments.............  $488,335       $713         $4,754       $ 484,294
                                                     ========    ========      ========       =========

                                                                      JANUARY 30, 1994
                                                     --------------------------------------------------
                                                                 UNREALIZED    UNREALIZED
                                                       COST        GAINS         LOSSES      FAIR VALUE
                                                     --------    ----------    ----------    ----------
                                                                       (IN THOUSANDS)
Preferred stock....................................  $ 52,470      $  484        $3,250       $  49,704
Mutual funds.......................................    10,000          --            14           9,986
State and municipal securities.....................   133,340         263            17         133,586
U.S. corporate and bank debt.......................   136,124       4,345            78         140,391
                                                     --------    --------      --------       ---------
          Total short-term investments.............  $331,934      $5,092        $3,359       $ 333,667
                                                     ========    ========      ========       =========

     The Company's gross realized gains on the sale of short-term investments were $2.8 million for 1995 and $0.6 million for 1994 and 1993. Gross realized losses were $24.4 million for 1995, $1.1 million for 1994 and $0.03 million for 1993.

                           DELL COMPUTER CORPORATION

     The contractual maturities of debt securities classified as available-for-sale carried at fair value at January 29, 1995 are as follows:

                                                 LESS THAN    60 DAYS TO      ONE TO
                                                  60 DAYS      ONE YEAR     THREE YEARS     TOTAL
                                                 ---------    ----------    -----------    --------
                                                                   (IN THOUSANDS)
    State and municipal securities.............  $ 114,525     $  68,164      $ 5,876      $188,565
    U.S. Corporate and bank debt...............     62,981        28,910       41,929       133,820
    International corporate and bank debt......     27,000        10,000           --        37,000
                                                 ---------     ---------     --------      --------
              Total debt securities............  $ 204,506     $ 107,074      $47,805      $359,385
                                                 =========     =========     ========      ========

NOTE 3 -- FINANCING ARRANGEMENTS

     On August 26, 1993, the Company issued $100 million of 11% Senior Notes (the "Notes") due August 15, 2000. Interest on the Notes is payable semiannually on February 15 and August 15. The Notes are redeemable, in whole or in part, at the option of the Company, on and after August 15, 1998 at redemption prices decreasing from 103.50% to 101.75% of principal, depending upon the redemption date, plus accrued interest to the date of redemption.

     The Indenture governing the Notes contains certain covenants including limitations on the amount of future indebtedness and restrictions on the payment of common stock dividends under certain circumstances. However, covenants limiting future indebtedness may be inapplicable from time to time if the Notes are assigned an investment grade rating by both of the major rating services.

     Concurrently with the issuance of the Notes, the Company entered into interest rate swap agreements to reduce its interest costs associated with the Notes. The swap agreements effectively changed the Company's interest rate exposure from a fixed-rate to a floating-rate basis. However, in response to increasing interest rates, in August 1994, the Company entered into offsetting swap agreements to effectively change its interest rate exposure from a floating-rate basis to a fixed-rate basis. The interest rate swap agreements mature on August 15, 1998, the first available redemption date of the Notes. At January 29, 1995, the Company had outstanding receive fixed/pay floating interest rate swaps with an aggregate notional amount of $100 million offset by receive floating/pay fixed interest rate swaps with an aggregate notional amount of $100 million. In addition, the Company had an interest rate swap which matured in February 1995, with a notional amount of $50 million which was used to change floating interest rate reset dates on the receive fixed/pay floating interest rate swaps. The weighted average interest rate, adjusted by the swaps, was 12.1% and 9.5% for 1995 and 1994, respectively. At January 29, 1995, the Company is paying a net interest cost of 13.8% on the Notes.

     In December 1994, the Company obtained a $14 million loan secured by its recently-constructed facility in Round Rock, Texas. The loan is for 15 years at an interest rate of 10.28% with monthly payments of principal and interest, paid in arrears, commencing in February 1995. The long-term portion of the loan was $13.4 million at January 29, 1995. Principal due under the loan over the next five years is as follows: 1996 -- $.4 million; 1997 -- $.5 million; 1998 -- $.5 million; 1999 -- $.6 million; 2000 -- $.6 million.

     Effective June 10, 1994, the Company entered into a new line of credit facility which bears interest at a defined Base Rate or Eurocurrency Rate with covenants based on quarterly income, maintenance of net worth, a maximum ratio of total liabilities to tangible net worth, and a maximum inventory level. Maximum amounts available under the credit facility are limited to $90 million less the aggregate of outstanding letters of credit. During the commitment period, the Company is obligated to pay a fee on the unused portion of the credit facility. At January 29, 1995, no amounts were outstanding under this credit facility, and the maximum amount available totaled $77.3 million.

                           DELL COMPUTER CORPORATION

     The Company's subsidiary, Dell Receivables Corporation, has a Receivable Purchase Agreement, which was renewed effective May 24, 1994, pursuant to which the Company may raise up to $100 million through the sale of interests in certain of its accounts receivable. The Company is obligated to pay a commitment fee on the unused portion of the amount available under the Receivable Purchase Agreement. The discount on sale of receivables is included in financing and other income (expense). During 1994, the Company sold $85 million of receivables. As of January 30, 1994, there were no receivables sold which remained to be collected. This facility was unused in 1995.

     In fiscal 1994, the Company repaid its borrowings under Section 84 of Ireland's Corporation Tax Act of 1976 and retired its commercial paper program.

NOTE 4 -- STOCKHOLDERS' EQUITY

     Preferred Stock -- On August 26, 1993, the Company sold 1,250,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") generating gross proceeds of $125 million. Preferred stock issuance costs were approximately $4 million. Each share of Preferred Stock entitles its holder to receive annual cumulative cash dividends of $7 and to convert it into 4.2105 shares of common stock (equivalent to a conversion price of $23.75 per share of common stock), subject to adjustment to prevent dilution in certain circumstances. In the event of voluntary or involuntary liquidation, each share of Preferred Stock entitles its holder to receive up to $100 per share plus an amount equal to accrued and unpaid dividends before any distributions to common stock. The aggregate liquidation preference value of the Preferred Stock at January 29, 1995, including accrued and unpaid dividends, was $126.8 million. The preferred shares are not redeemable before August 25, 1996. On and after August 25, 1996, the Preferred Stock may be redeemed by the Company, at its option, in whole or in part at any time at a redemption price per share decreasing from $104.67 to $100, depending on the redemption date, together in each case with any accrued and unpaid dividends.

     Dividends on the Preferred Stock are cumulative, have priority over dividends on common stock, and must be paid in the event of liquidation and before any distribution to holders of common stock. On January 26, 1995, the Board of Directors declared a $1.75 per share quarterly cash dividend which was paid on February 15, 1995, to Preferred Stockholders of record on January 27, 1995.

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

     The holders of the Preferred Stock have no voting rights except if dividends have not been paid in an aggregate amount for at least six quarterly dividends on such shares. Under these circumstances, the number of members of the Company's Board of Directors will be increased by two, and the holders of the Preferred

                           DELL COMPUTER CORPORATION

Stock will be entitled to elect two additional directors at any meeting of stockholders at which directors are to be elected held during the period such dividends remain in arrears.

     On February 21, 1995, the Company offered to pay a cash premium of $8.25 for each share of its Preferred Stock that is converted to common stock. The offer of premium upon conversion is available to holders of Preferred Stock through March 22, 1995 unless extended by the Company. The Company has offered to register the resale of the shares of common stock issued upon conversion of the Preferred Stock for a 50-day period with the Securities and Exchange Commission (the "Commission"). Assuming all of the outstanding shares of Series A Preferred Stock are converted during the conversion period, the holders of Preferred Stock will receive an aggregate of 5,263,125 shares of common stock and $10,312,500 in cash. The payment of the conversion premium and the expenses of the conversion offer will be treated as an additional dividend on Preferred Stock for financial reporting purposes. Accordingly, the aggregate amount of the conversion premium and expenses paid will be deducted from net income to determine the net income applicable to common stockholders for the period in which the conversion offer is completed, which will be the first quarter of 1996 unless the offer is extended or withdrawn. In addition, weighted average shares outstanding used to compute primary earnings per common share will include the shares of common stock issued upon conversion from the closing of the conversion until the end of the period.

     Common Stock -- During 1993, the Company's Board of Directors declared a 3 for 2 stock split in the form of a 50% stock dividend. All share and per-share information has been retroactively restated in the consolidated financial statements to reflect the stock split.

     Employee Stock Purchase Plan -- The Company has an Employee Stock Purchase Plan which permits substantially all employees to acquire the Company's common stock. Participating employees may acquire common stock at the end of each period at a purchase price of 85% of the lower of the fair market value at the beginning or the end of the participation period. Periods are semi-annual and begin on January 1 and July 1 of each year. Employees may designate up to 10% of their base compensation for the purchase of common stock. Common stock reserved for future employee purchases aggregated 1,370,592 shares at January 29, 1995 and 1,655,036 shares at January 30, 1994. Shares issued under this plan were 284,444 shares in 1995, 238,539 shares in 1994 and 150,326 shares in 1993. There have been no charges to income in connection with the issuance of these shares.

     The 401(k) Plan -- The Company has a defined contribution retirement plan which complies with section 401(k) of the Internal Revenue Code. Substantially all employees who have completed three months of service are eligible to participate in the plan. Effective January 1, 1995, the plan was amended to provide for Company matching contributions of 100% of the employees' voluntary contributions, up to a maximum of 3% of the employees' compensation, and to reduce the service period to three months. Prior to the change, the plan provided for Company matching contributions of 50% of the employees' voluntary contributions, up to a maximum of 6% of the employees' compensation, and required a service period of six months. The Company has accrued for its estimated matching amounts to be funded from authorized, previously unissued, shares of the Company's common stock. Shares are issued to the plan based on the fair market value of the Company's common stock at the time of issuance. The amounts expensed for the Company's matching contribution during 1995, 1994, and 1993, were $4.1 million, $3.0 million and $2.0 million, respectively.

     Stock Option Plans -- On June 22, 1994, the Company's stockholders approved the Dell Computer Corporation Incentive Plan (the "Incentive Plan") which effectively replaced the 1993 Stock Option Plan (the "1993 Plan") and the 1989 Stock Option Plan (the "1989 Plan"), as amended. At the time of approval of the Incentive Plan, 4,500,923 shares of common stock were reserved for issuance under the Incentive Plan; that amount equaled the remaining shares reserved for issuance under the 1993 Plan and 1989 Plan, as amended, which were subsequently canceled. The Incentive Plan has provisions which are substantially the same as those of the 1993 Plan and the 1989 Plan, as amended. The Incentive Plan, administered by the Compensation Committee of the Board of Directors, provides for the granting of incentive awards in the form

                           DELL COMPUTER CORPORATION
of stock options, stock appreciation rights ("SARs"), stock and cash to directors, executive officers, employees of the Company and its subsidiaries and certain other persons who are not employees of the Company who provide substantial advice or other assistance or services to the Company. Awards under the Incentive Plan must be granted within ten years of the plan adoption date. Options granted may be either incentive stock options within the meaning of
Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the existing stock option plans typically vest over a five year period beginning on the option's date of grant. Stock options must be exercised within ten years from date of grant. Stock options are generally issued at fair market value. For stock options which have been issued at discounted prices, the Company accrues compensation expense over the vesting period for the difference between the exercise price and the fair market value on the measurement date. During 1995, the Company also granted 140,000 shares of restricted stock, all of which were held for vesting at January 29, 1995. Restricted shares typically vest over a seven year period beginning on the date of grant; restrictions may not extend more than ten years from date of grant. For grants of restricted stock, the Company accrues compensation expense, equal to the fair market value at the date of grant, and recognizes such expense over the vesting period. Options vesting over a ten year period with an exercise price of $.01 per share were granted to certain key employees in 1995, 1994 and 1993 at fair market values ranging from $24.88 to $27.94, $18.50 to $36.50 and $15.75 to $35.88 in 1995, 1994 and 1993, respectively.

     Under the Incentive Plan, each non-employee director automatically receives nonqualified stock options on the day after the first Board of Directors meeting he attends in person or by telephone as a non-employee director. In addition, each non-employee director who is a member of the Board of Directors as of both the day before and after the Company's annual meeting of stockholders each year beginning with 1994 will automatically be granted nonqualified stock options on the date of the first Board of Directors meeting following the annual meeting of stockholders.

     Prior to the adoption of the 1989 Stock Option Plan, the Company had two incentive stock option plans and a nonqualified stock option plan for its employees and directors. Options under those plans must be exercised within ten years from date of grant.

     The following table summarizes stock option activity under the plans for each of the three years ended January 29, 1995:

                                                                     STOCK OPTION PLANS
                                                             -----------------------------------
                                                              PRICE RANGE            NUMBER
                                                               OF SHARES           OF SHARES
                                                              UNDER OPTION        UNDER OPTION
                                                             --------------     ----------------
    Outstanding at February 2, 1992........................    $.11-$19.55          3,727,773
      Granted..............................................    $.01-$36.31          2,642,079
      Canceled.............................................    $.01-$24.69           (475,729)
      Exercised............................................    $.11-$23.31           (850,135)
                                                                                -------------
    Outstanding at January 31, 1993........................    $.01-$36.31          5,043,988
      Granted..............................................    $.01-$36.31          2,505,590
      Canceled.............................................    $.01-$30.69         (1,204,814)
      Exercised............................................    $.01-$23.66           (726,412)
                                                                                --------------
    Outstanding at January 30, 1994........................    $.01-$36.31          5,618,352
      Granted..............................................    $.01-$46.63          2,161,249
      Canceled.............................................    $.01-$30.69           (820,551)
      Exercised............................................    $.01-$36.31         (1,367,527)
                                                                                -------------
    Outstanding at January 29, 1995........................    $.01-$46.63          5,591,523
                                                                                =============

                           DELL COMPUTER CORPORATION

     Options on 1,418,672 shares were exercisable under the plans at January 29, 1995. Shares available for future grants under the plans are 2,409,614 at January 29, 1995. On August 24, 1993, the Company granted 390,623 nonqualified options to purchase its common stock at $18.69 per share under the 1993 Plan in exchange for cancellation of outstanding options to purchase its common stock for $30.69 which had been previously granted under the 1989 Plan. Pursuant to the exchange agreement, vesting of these options shall occur on the earlier of August 24, 2002, or the date that the Company's common stock has traded for thirty consecutive days at or above $32.69 per share, which occurred in 1995.

NOTE 5 -- INCOME TAXES

     The provision for income taxes consists of the following:

                                                                      FISCAL YEAR
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------    --------    --------
                                                                    (IN THOUSANDS)
    Current:
      Domestic............................................  $51,600    $ 29,404    $ 42,827
      Foreign.............................................   15,895       8,033      12,727
    Prepaid...............................................   (3,676)    (40,370)    (13,904)
                                                            -------    --------    --------
    Provision for income taxes (benefit)..................  $63,819    $ (2,933)   $ 41,650
                                                            =======    ========    ========

     Income (loss) before income taxes included approximately $126 million, ($32) million and $51 million related to foreign operations in the fiscal years ended January 29, 1995, January 30, 1994 and January 31, 1993, respectively.

     The Company has not recorded a deferred income tax liability of $22.5 million for additional U.S. federal income taxes that would result from the distribution of earnings of its foreign subsidiaries, if they were repatriated. The Company currently intends to reinvest indefinitely the undistributed earnings of its foreign subsidiaries.

     The deferred tax asset is comprised of the following principal temporary differences:

                                                          JANUARY 29,    JANUARY 30,    JANUARY 31,
                                                             1995           1994           1993
                                                          -----------    -----------    -----------
                                                                       (IN THOUSANDS)
    Depreciation........................................    $(4,994)       $   (96)       $ 1,578
    Provisions for doubtful accounts and returns........     22,499         19,988         13,472
    Inventory and warranty provisions...................     26,431         27,626         13,032
    Deferred service contract revenue...................     24,971          9,507          3,074
    Other...............................................      8,899          7,239         (1,979)
                                                           --------       --------       --------
    Deferred tax asset..................................    $77,806        $64,264        $29,177
                                                           ========       ========       ========

                           DELL COMPUTER CORPORATION

     The difference between the income tax provisions in the consolidated financial statements and the tax expense computed at the United States statutory rates are as follows:

                                                                      FISCAL YEAR
                                                            -------------------------------
                                                              1995        1994       1993
                                                            --------    --------    -------
                                                                    (IN THOUSANDS)
    Tax provision (benefit) computed at the U.S. federal
      statutory rate of 35%, 35% and 34%, respectively....  $ 74,548    $(13,568)   $48,719
    Research and development credit.......................    (1,438)     (1,345)    (1,007)
    Foreign income taxed at different rate................   (15,584)     10,315     (7,849)
    Net operating loss carryovers.........................     1,471       3,969       (204)
    Other nondeductible accruals..........................       383      (1,568)        --
    Other.................................................     4,439        (736)     1,991
                                                            --------    --------    -------
    Provision (benefit) for income taxes..................  $ 63,819    $ (2,933)   $41,650
                                                            ========    ========    =======
    Effective tax rates...................................      30.0%        7.6%      29.1%
                                                            ========    ========    =======

NOTE 6 -- FINANCIAL INSTRUMENTS

  Financial instruments with off-balance sheet risk

     Foreign currency hedging instruments -- The results of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the United States dollar. The financial statements of the Company's international sales subsidiaries have generally been measured using the local currency as the functional currency. Effective January 30, 1995, most of the Company's European sales will be made from a U.S. dollar functional currency entity.

     The Company attempts to reduce its exposure to currency fluctuations involving anticipated, but not firmly committed, transactions and involving transactions with firm foreign currency commitments through the use of purchased foreign currency option contracts and forward contracts. The risk of loss associated with forward contracts is limited to the exchange rate differential from the time the contract is made until the time it is settled. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts, which could be significant.

     Hedging of Anticipated Transactions. The Company enters into foreign currency purchased options and, to a lesser extent, forward contracts to hedge a portion of its anticipated, but not firmly committed, transactions including sales by international subsidiaries, which includes international sales by a U.S. dollar functional currency entity and intercompany shipments to certain international subsidiaries, and foreign currency denominated purchases of certain components. Foreign currency purchased options generally expire in twelve months or less and forward contracts generally mature in three months or less. The principal hedge currencies are the German mark, the British pound and the Japanese yen. At January 29, 1995, the Company held purchased option contracts that were designated and effective as hedges of anticipated sales by international subsidiaries with a total notional amount of $434.3 million and a combined net realized and unrealized loss of $2.1 million. At January 29, 1995, the Company held purchased options that were designated and effective as hedges of foreign currency denominated purchases with a total notional amount of $65.0 million and a combined net realized and unrealized gain of $1.6 million. Based upon foreign currency exchange rates at January 30, 1994 and January 31, 1993, option contracts which hedged anticipated intercompany shipments had a combined net realized and unrealized gain of $2.2 million and $2.0 million, respectively.

     On November 30, 1992, the Securities and Exchange Commission's Division of Enforcement notified the Company about an informal inquiry regarding the Company's accounting practices for foreign currency hedging and trading activities and the completeness of the Company's public disclosure about those activities.

                           DELL COMPUTER CORPORATION

The Company believes its accounting treatment for foreign currency hedging and trading activities complies with generally accepted accounting principles in all material respects and that the Company has provided appropriate disclosures of its hedging activities. The Company has not received correspondence from the Commission regarding this matter since September 1993.

     Transaction Hedging. Transaction exposures representing firm foreign currency commitments are generally hedged using foreign currency forward contracts. Forward contracts with maturity dates of less than three months designated to hedge foreign currency transaction exposures of $29.4 million and $19 million were outstanding at January 29, 1995 and January 30, 1994, respectively.

     Investment Derivatives -- The Company has historically employed a variety of interest rate derivative instruments to manage its principal, market and credit risks and enhance its investment yield. Derivative instruments utilized include interest rate swaps, written and purchased interest rate options and swaptions (options to enter into interest rate swaps). Prior to June 1994, the Company structured derivative instruments in interest rate markets where it had foreign operations. Interest rate derivatives generally involve exchanges of interest payments based upon fixed and floating interest rates without exchanges of underlying notional amounts. At January 29, 1995 the Company had no investment derivatives outstanding. At January 30, 1994, the Company had outstanding investment derivative contracts with a notional amount of $355 million. For the first and second quarters of 1995, the average fair value of these investment derivative financial instruments totaled ($11.9) million and ($7.8) million, respectively. The Company closed all remaining investment derivatives during the second quarter of 1995. Realized and unrealized net gains (losses) on investment derivatives recognized in income for 1995 were ($23.9) million compared with $5.2 million for 1994 and $2.5 million for 1993.

     Interest Rate Management -- The Company has also entered into certain interest rate derivative instruments as a means of managing its interest rate risk and the interest costs associated with the Senior Notes. See Note
3 -- Financing Arrangements.

                           DELL COMPUTER CORPORATION

  Fair value of financial instruments

     The estimated fair value amounts disclosed below have been determined by the Company using available market information and appropriate valuation methodologies as described below. However, considerable judgment is necessary in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Changes in assumptions could significantly affect the estimates. Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The estimated fair values of the Company's other financial instruments at January 29, 1995, and January 30, 1994, are as follows:

                                                JANUARY 29, 1995          JANUARY 30, 1994
                                             ----------------------    ----------------------
                                             CARRYING       FAIR       CARRYING       FAIR
                                              AMOUNT        VALUE       AMOUNT        VALUE
                                             ---------    ---------    ---------    ---------
                                                              (IN THOUSANDS)
    Short-term investments.................  $ 484,294    $ 484,294    $ 333,667    $ 333,667
    Long-term debt.........................   (113,429)    (117,929)    (100,000)    (105,500)
    Derivative financial instruments:
      Transaction hedging:
         Forward contracts.................      5,402        5,402          (81)         (81)
      Hedging of anticipated transactions:
         Foreign currency option
           contracts.......................     15,154       14,668        5,800        8,035
      Interest rate management:
         Receive fixed/pay floating
           interest
           rate swaps......................         --       (9,258)          --       (1,170)
         Receive floating/pay fixed
           interest
           rate swaps......................         --         (827)          --           --
      Investment derivatives:
         Interest rate options and
           swaptions.......................         --           --       (2,444)      (2,444)
         Interest rate swaps...............         --           --          812          812

     The fair values of short-term investments, long-term debt and interest rate derivative instruments were estimated based upon quotes from brokers. Foreign exchange forward contracts fair values are estimated using market quoted rates of exchange at the applicable balance sheet date. The estimated fair value of foreign currency option contracts is based on market quoted rates of exchange at the applicable balance sheet date and the Black-Scholes options pricing model.

  Concentrations of credit risk

     All of the Company's foreign exchange and interest rate derivative instruments involve elements of market and credit risk in excess of the amounts recognized in the financial statements. The counterparties to financial instruments consist of a number of major financial institutions. In addition to limiting the amount of agreements and contracts it enters into with any one party, the Company monitors its positions with and the credit quality of the financial institutions which are counterparties to these financial instruments. The Company does not anticipate nonperformance by the counterparties.

     The Company has business activities with large corporate, government and education customers, small-to medium-sized businesses and individuals and remarketers. Its receivables from such parties are well diversified. The Company places its short-term investments with high quality financial institutions and other companies and currently invests primarily in equity securities and debt instruments that have maturities of less than three years. The Company's receivables, short-term investments and financial instruments holdings are

                           DELL COMPUTER CORPORATION
subject to potential credit risk. However, in management's opinion, no significant concentration of credit risk exists for the Company. There can be no assurance that the credit quality of the financial institutions for which the Company invests or transacts business with will be stable or that efforts to diversify receivables, investments or financial instrument holdings will prevent the Company from incurring material losses.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     Legal Matters -- The Company is subject to certain legal proceedings and claims which arise in the ordinary course of its business. Additionally, the Company has been made aware of others in the industry who assert exclusive rights to certain technologies, some of which have offered related licenses to the Company. Such an offer of a license is usually taken in the industry as a notice of a patent infringement claim. The Company's policy is to evaluate such claims on a case-by-case basis and, if appropriate, to enter into licensing arrangements that appear necessary or desirable. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's financial condition or results of operations.

     The Company and its Chairman, Michael S. Dell, were defendants in nineteen lawsuits filed between May and November 1993, in the United States District Court for the Western District of Texas, Austin Division. On November 17, 1994, the Company announced that Mr. Dell and the Company had reached settlement with the plaintiffs. Under the settlement, the Company and its insurers will pay a total of $13.4 million (plus accrued interest from the settlement date) to the plaintiffs. In the settlement, neither the Company nor Mr. Dell admits liability or obligation of any kind in connection with the lawsuit or the underlying allegations. The court approved the settlement and entered a final judgment of dismissal in February 1995. The settlement did not have a material effect on Dell's financial position or results of operations, since the settlement amount was covered by insurance or previously taken reserves.

     The Company has been named as a defendant in 26 repetitive stress injury lawsuits, most of which are in New York state courts or United States District Courts for the New York City area. One is in the Federal District Court for the State of Pennsylvania. The allegations in all of these lawsuits are similar; each plaintiff alleges that he or she suffers from symptoms generally known as "repetitive stress injury," which allegedly were caused by the design or manufacture of the keyboard supplied with the computer the plaintiff used. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The suits naming the Company are just a few of many lawsuits of this type which have been filed, often naming Apple, Atex, Compaq, IBM, Keytronic and other major suppliers of keyboard products. The Company currently is not able to predict the outcome of these suits. It is possible that the Company may be named in additional suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall.

                           DELL COMPUTER CORPORATION

     Other Commitments -- The Company is subject to certain patent royalty agreements that require fixed cash payments with scheduled increases over the next four years. The Company is also subject to ongoing software royalty agreements for periods exceeding twelve months which require cash payments. Additionally, the Company leases property and equipment, manufacturing facilities and office space under non-cancelable leases. Certain leases obligate the Company to pay taxes, maintenance and repair costs. Future minimum payments under these leases at January 29, 1995 are as follows:

                                                                       OPERATING
                                                                         LEASES
            FISCAL YEAR                                              --------------
            -----------------------------------------------------    (IN THOUSANDS)
            1996.................................................       $ 18,597
            1997.................................................         14,403
            1998.................................................         11,044
            1999.................................................          7,894
            2000.................................................          4,189
            Thereafter...........................................          2,760
                                                                     -----------
                      Total minimum lease payments required......       $ 58,887
                                                                     ===========

     Rental expense recorded under all operating leases was $20 million, $19 million and $14 million for the fiscal years ended 1995, 1994, and 1993, respectively.

NOTE 8 -- OTHER CHARGES

     During the first half of 1994, the Company delayed and canceled certain notebook development projects and reevaluated its probable future sales for the notebook products then offered. The Company recorded over $39.3 million of charges in the first half of 1994 due to the notebook inventory writedowns and delayed and canceled notebook projects. The Company canceled its existing notebook product line in August, 1993 and sold its then-remaining inventories of notebooks at significantly reduced prices. The Company focused its efforts on the development of a 486-based notebook product line and re-entered the notebook computer market with a phased approach. Completion of the first phase of the Company's reentry into the notebook computer market resulted in the introduction on February 21, 1994, of the 486-based Dell Latitude family of notebook computers.

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

     Also during the first half of 1994, the Company recorded $22.8 million for the costs of consolidating operations, writing off of certain assets, and making employee severance payments. Most of the charges in this area were associated with consolidating certain common functions in the European subsidiaries and creating regional business units. This consolidation effort was designed to reduce redundant costs and improve the Company's ability to deliver higher levels of operational efficiency and higher quality support in European markets. Operations in some subsidiaries were closed and transferred to other subsidiaries, and some consolidation occurred outside of Europe. Approximately 60% of these charges were cash provisions, approximately half of which were incurred in fiscal 1994. During fiscal 1995, the Company completed certain of the consolidations and closure of a subsidiary. There are no reserves remaining at January 29, 1995.

                           DELL COMPUTER CORPORATION

NOTE 9 -- GEOGRAPHIC AREA INFORMATION

     The Company operates in one principal segment across geographically diverse markets. Americas includes the United States, Canada, Mexico and Latin America. Substantially all of Americas operating results and identifiable assets are in the United States. Transfers between geographic areas are recorded at cost plus a markup.

                                                                FISCAL YEAR 1995
                                       -------------------------------------------------------------------
                                                                   OTHER
                                       AMERICAS     EUROPE     INTERNATIONAL   ELIMINATIONS   CONSOLIDATED
                                       ---------   ---------   -------------   ------------   ------------
                                                                 (IN THOUSANDS)
Sales to unaffiliated customers......  $2,400,012  $  952,943   $ 122,388       $       --     $ 3,475,343
Transfers between geographic areas...       3,861     108,769          --         (112,630)             --
                                       ----------  ----------   ---------       ----------     -----------
Total sales..........................  $2,403,873  $1,061,712   $ 122,388       $ (112,630)    $ 3,475,343
                                       ==========  ==========   =========       ==========     ===========
Operating income.....................  $  110,653  $  132,297   $   6,313       $       --     $   249,263
                                       ==========  ==========   =========       ==========     ===========
Identifiable assets..................  $1,121,790  $  411,089   $  61,121       $       --     $ 1,594,000
                                       ==========  ==========   =========       ==========     ===========

                                                                FISCAL YEAR 1994
                                       -------------------------------------------------------------------
                                                                   OTHER
                                       AMERICAS     EUROPE     INTERNATIONAL   ELIMINATIONS   CONSOLIDATED
                                       ---------   ---------   -------------   ------------   ------------
                                                                 (IN THOUSANDS)
Sales to unaffiliated customers......  $2,037,221  $ 781,905    $  54,039      $       --     $ 2,873,165
Transfers between geographic areas...       1,035     98,553           --         (99,588)             --
                                       ----------  ---------    ---------      ----------     -----------
Total sales..........................  $2,038,256  $ 880,458    $  54,039      $  (99,588)    $ 2,873,165
                                       ==========  =========    =========      ==========     ===========
Operating income.....................  $  (35,540) $  14,610    $ (18,094)     $       --     $   (39,024)
                                       ==========  =========    =========      ==========     ===========
Identifiable assets..................  $  894,867  $ 229,609    $  16,004      $       --     $ 1,140,480
                                       ==========  =========    =========      ==========     ===========

                                                                FISCAL YEAR 1993
                                       -------------------------------------------------------------------
                                                                   OTHER
                                       AMERICAS     EUROPE     INTERNATIONAL   ELIMINATIONS   CONSOLIDATED
                                       ---------   ---------   -------------   ------------   ------------
                                                                 (IN THOUSANDS)
Sales to unaffiliated customers......  $1,459,607  $ 552,999     $   1,318     $       --     $ 2,013,924
Transfers between geographic areas...      35,326         --     $      --        (35,326)             --
                                       ----------  ---------     ---------     ----------     -----------
Total sales..........................  $1,494,933  $ 552,999     $   1,318     $  (35,326)    $ 2,013,924
                                       ==========  =========     =========     ==========     ===========
Operating income.....................  $  110,761  $  34,668     $  (6,317)    $       --     $   139,112
                                       ==========  =========     =========     ==========     ===========
Identifiable assets..................  $  671,379  $ 251,633     $   3,993     $       --     $   927,005
                                       ==========  =========     =========     ==========     ===========

                           DELL COMPUTER CORPORATION

NOTE 10 -- SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

                                                                         JANUARY 29,    JANUARY 30,
                                                                            1995           1994
                                                                         -----------    -----------
                                                                               (IN THOUSANDS)
SUPPLEMENTAL CONSOLIDATED STATEMENT OF FINANCIAL POSITION INFORMATION
Accounts receivable:
  Gross accounts receivable............................................   $ 563,555      $ 436,789
  Allowance for doubtful accounts......................................     (25,581)       (26,015)
                                                                         --------- -    -----------
                                                                          $ 537,974      $ 410,774
                                                                         ==========     ===========
Inventories:
  Production materials.................................................   $ 262,150      $ 195,744
  Work-in-process and finished goods...................................      30,775         24,521
                                                                         ----------     -----------
                                                                          $ 292,925      $ 220,265
                                                                         ==========     ===========
Other current assets:
  Deferred premiums and other foreign exchange contracts...............   $  20,248      $   8,035
  Deferred income taxes................................................      77,806         64,264
  Other current assets.................................................      14,161          8,024
                                                                         ----------     -----------
                                                                          $ 112,215      $  80,323
                                                                         ==========     ===========
Property and Equipment:
  Land and buildings...................................................   $  41,954      $  12,157
  Computer equipment...................................................      73,125         63,531
  Office furniture and fixtures........................................      22,853         20,992
  Machinery and other equipment........................................      36,288         28,377
  Leasehold improvements...............................................      33,633         26,645
                                                                         ----------     -----------
  Total property and equipment.........................................     207,853        151,702
  Accumulated depreciation and amortization............................     (90,872)       (64,810)
                                                                         ----------     -----------
                                                                          $ 116,981      $  86,892
                                                                         ==========     ===========
Accrued liabilities:
  Royalties and licensing..............................................   $  34,815      $  50,185
  Accrued compensation.................................................      35,060         14,396
  Accrued warranty costs...............................................      65,468         49,201
  Taxes other than income taxes........................................      39,873         18,143
  Deferred profit on warranty contracts................................      22,451         21,106
  Other accrued liabilities............................................      81,735         84,620
                                                                         ----------     -----------
                                                                          $ 279,402      $ 237,651
                                                                         ==========     ===========

                           DELL COMPUTER CORPORATION

                                                                         FISCAL YEAR ENDED
                                                             -----------------------------------------
                                                             JANUARY 29,    JANUARY 30,    JANUARY 31,
                                                                1995           1994           1993
                                                             -----------    -----------    -----------
                                                                          (IN THOUSANDS)
SUPPLEMENTAL CONSOLIDATED STATEMENT OF OPERATIONS
  INFORMATION
Research, development and engineering expenses:
  Research and development expenses........................   $   39,389     $  36,338      $   31,282
  Engineering expenses.....................................       25,972        12,596          11,076
                                                              ----------     ---------      ----------
                                                              $   65,361     $  48,934      $   42,358
                                                              ==========     =========      ==========
Financing and other income (expense):
  Investment income (loss), net:
     Short-term investments................................   $   (7,031)    $   8,772      $   12,945
     Investment derivatives................................      (23,948)        5,184           2,505
  Interest expense.........................................      (12,203)       (8,350)         (7,869)
  Foreign currency transaction.............................        2,790           777           9,084
  Foreign currency trading.................................           --            --          (9,649)
  International year-end transition........................        5,725            --              --
  Other....................................................       (1,600)       (6,125)         (2,836)
                                                              ----------     ---------      ----------
                                                              $  (36,267)    $     258      $    4,180
                                                              ==========     =========      ==========
Weighted average shares used to compute earnings (loss)
  per share:
     Primary...............................................       41,542        37,333          39,235
                                                              ==========     =========      ==========
     Fully Diluted.........................................       47,322            --              --
                                                              ==========     =========      ==========

                                                                         FISCAL YEAR ENDED
                                                             -----------------------------------------
                                                             JANUARY 29,    JANUARY 30,    JANUARY 31,
                                                                1995           1994           1993
                                                             -----------    -----------    -----------
                                                                          (IN THOUSANDS)
SUPPLEMENTAL CONSOLIDATED STATEMENT OF CASH FLOW
  INFORMATION
Changes in operating working capital accounts:
  Accounts receivable, net.................................   $ (116,621)    $ (44,942)     $ (222,470)
  Inventories..............................................      (72,083)       81,605        (180,517)
  Accounts payable.........................................      164,544        (5,260)        208,923
  Accrued liabilities......................................       37,889        70,782          56,208
  Other....................................................      (16,393)       (5,177)        (24,665)
                                                              ----------     ---------      ----------
                                                              $   (2,664)    $  97,008      $ (162,521)
                                                              ==========     =========      ==========
Changes in non-current assets and liabilities:
  Other assets.............................................   $   (1,578)    $     974      $   (1,116)
  Other liabilities........................................       40,612        16,280           3,227
                                                              ----------     ---------      ----------
                                                              $   39,034     $  17,254      $    2,111
                                                              ==========     =========      ==========
Supplemental cash flow information:
  Income taxes paid........................................   $   56,510     $   6,671      $   27,233
  Interest paid............................................   $   10,499     $   5,024      $    1,334

                           DELL COMPUTER CORPORATION

NOTE 11 -- QUARTERLY RESULTS (UNAUDITED)

     In prior years, the Company consolidated its international operating results on a one-month delay to facilitate consolidated financial reporting. In the fourth quarter of 1995, the Company eliminated this one-month delay. Accordingly, the Company's income before income taxes for the fourth quarter of 1995 includes one additional month of international operations. Net earnings before taxes of $5.7 million for this additional month are included in the consolidated statement of operations in financing and other income (expense) resulting in an additional $4.1 million of net income. Net earnings for this additional month had no effect on operating income.

     The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The following tables contain selected unaudited consolidated statement of operations and stock price data for each quarter of fiscal 1995 and 1994. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                 FISCAL YEAR 1995
                                                   ---------------------------------------------
                                                      4TH         3RD         2ND         1ST
                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                   ---------    --------    --------    --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales........................................  $1,032,663   $884,552    $791,496    $766,632
Gross profit.....................................     217,161    181,423     169,637     169,832
Operating income (loss)..........................      78,671     59,546      51,061      59,985
Net income (loss)................................      60,291     41,354      28,559      18,973
Earnings (loss) per common share:
  Primary........................................  $     1.36   $    .93    $    .65    $    .42
  Fully diluted..................................  $     1.25   $    .86    $    .62    $     --
Weighted average shares used to compute earnings
  (loss) per share:
  Primary........................................      42,862     42,091      40,620      40,315
  Fully diluted..................................      48,079     47,840      46,047
Stock bid prices per share:
  High...........................................  $   47 3/4   $     44    $ 30 3/4    $ 30 1/8
  Low............................................  $   36 3/4   $ 27 1/2    $ 21 1/2    $ 19 1/8

                                                                 FISCAL YEAR 1994
                                                   ---------------------------------------------
                                                      4TH         3RD         2ND         1ST
                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                   ---------    --------    --------    --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales........................................  $  742,948   $757,284    $700,569    $672,364
Gross profit.....................................     138,350    135,568      45,774     113,124
Operating income (loss)..........................      27,156     17,789     (98,118)     14,149
Net income (loss)................................      17,708     11,982     (75,708)     10,185
Earnings (loss) per common share:................  $      .39   $    .26    $  (2.03)   $    .25
Weighted average shares used to compute earnings
  (loss) per share:..............................      39,870     39,653      37,229      40,455
  Stock bid prices per share:
     High........................................  $   28 1/8   $ 21 5/8    $ 34 3/4    $ 49 1/4
     Low.........................................  $   20 1/8   $ 15 1/8    $ 13 7/8    $ 27 5/8

     Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

                                    PART III

ITEM 10. DELL'S DIRECTORS AND EXECUTIVE OFFICERS

     The Board of Directors of Dell consists of one person who is an employee of Dell and eight persons who are outside directors. The executive officers and directors of Dell, and their ages as of March 1, 1995, are:

          NAME             AGE                           POSITION
- -------------------------  ---       -------------------------------------------------
Michael S. Dell            30        Chairman of the Board, Chief Executive Officer,
                                       and Director
Morton L. Topfer           58        Vice Chairman
L. Scott Flaig             50        Senior Vice President, Corporate Operations
Eric F. Harslem            49        Senior Vice President, Product Group
Richard N. Snyder          50        Senior Vice President, General Manager of Dell
                                       Americas
Thomas J. Meredith         44        Chief Financial Officer
Thomas L. Thomas           45        Chief Information Officer
Thomas B. Green            40        General Counsel and Secretary
Phillip E. Kelly           37        Vice President, General Manager -- Asia
Martyn R. Ratcliffe        33        Vice President, General Manager -- Europe
Julie A. Sackett           51        Vice President, Human Resources
Donald J. Carty            48        Director
Paul O. Hirschbiel, Jr.    42        Director
Michael H. Jordan          58        Director
George Kozmetsky           77        Director
Thomas W. Luce III         54        Director
Klaus Luft                 53        Director
Claudine B. Malone         58        Director
Michael A. Miles           55        Director

     Dell has classified its board of directors into three classes. Directors in each class are elected to serve for three-year terms and until their successors are elected and qualified. Each year, the directors of one class stand for election as their terms of office expire. Messrs. Carty, Hirschbiel, and Luce are designated as Class I directors, and their terms of office expire at the Company's 1995 annual meeting of stockholders. Messrs. Dell, Jordan and Luft are designated as Class II directors, and their terms of office expire at the Company's 1996 annual meeting of stockholders. Mr. Kozmetsky, Ms. Malone and Mr. Miles are designated as Class III directors, and their terms of office expire at the Company's 1997 annual meeting of stockholders.

     Executive officers serve at the discretion of the Board of Directors.

     Set forth below are descriptions of the principal occupations of Dell's executive officers and directors.

     Michael S. Dell is Dell's founder and has been Chairman of the Board, Chief Executive Officer and a director of Dell since May 1984.

     Morton L. Topfer joined Dell in June 1994 as Vice Chairman. In this position Mr. Topfer shares the Office of the Chief Executive Officer with Michael Dell. Prior to being elected to his position at Dell, Mr. Topfer was employed by Motorola, Inc. for 23 years, last serving as Corporate Executive Vice President of Motorola, Inc. and President of Motorola's Land Mobile Products Sector.

     L. Scott Flaig was named Senior Vice President, Corporate Operations, in February 1995. Mr. Flaig joined Dell in December 1992 as Senior Vice President, Worldwide Operations. From April 1989 through November 1992, Mr. Flaig was a partner with the accounting firm Ernst & Young, serving as National Director for manufacturing services starting in June 1990.

     Eric F. Harslem joined Dell in June 1993 as Senior Vice President, Product Group. Before joining Dell, he was Vice President of the Macintosh Desktop Division of Apple Computer Corporation, where he was employed since 1983.

     Richard N. Snyder joined Dell in February 1995 as Senior Vice President, General Manager of Dell Americas. Before joining Dell, Mr. Snyder was General Manager of the DeskJet Printer Group at Hewlett-Packard Co., where he was employed for 22 years.

     Thomas J. Meredith joined Dell in November 1992 as Chief Financial Officer. He also served as Treasurer of Dell from November 1992 until March 1994. From April 1990 to November 1992, he was Vice President and Treasurer of Sun Microsystems, Inc. Before joining Sun, Mr. Meredith held financial positions with Amdahl Corporation, most recently as President of Amdahl Capital Corporation.

     Thomas L. Thomas joined Dell in March 1993 as Chief Information Officer. From March 1987 through February 1993, Mr. Thomas was Vice President and Chief Information Officer of Kraft Commercial Products, a division of Philip Morris Companies, Inc.

     Thomas B. Green joined Dell in August 1994 as General Counsel and Secretary. Before joining Dell, Mr. Green served as Executive Vice President, General Counsel and Secretary for Chicago Title & Trust Company, a wholly-owned subsidiary of Alleghany Corporation, where he was employed from October 1992 to July 1994. Prior to that, he was Executive Vice President and General Counsel for Trammell Crow Company from October 1990 to October 1992. From February 1989 to October 1990, Mr. Green was employed by Jones, Day, Reavis & Pogue, last serving as a partner in that firm.

     Phillip E. Kelly joined Dell in November 1994 as Vice President, General Manager -- Asia. Prior to his employment with Dell, Mr. Kelly held a series of positions during a 14 year career with Motorola, Inc., last serving as Vice President and General Manager for the North Asia Division of Motorola's Land Mobile Products Sector, based in Hong Kong.

     Martyn R. Ratcliffe joined Dell in January 1994 as Vice President, General Manager -- Europe. Prior to joining Dell, Mr. Ratcliffe served as the President and Chief Operating Officer of Zeos International Ltd. from November 1992 to December 1993. He was the Chief Operating Officer of VTech Computers from February 1992 to October 1992. Prior to his employment with VTech, Mr. Ratcliffe held several positions from June 1988 to December 1991 with Technophone Ltd. and Nokia Mobile Phones, which acquired Technophone Ltd.

     Julie A. Sackett joined Dell in December 1994 as Vice President, Human Resources. Before joining Dell, Ms. Sackett was employed by Sequent Computer Systems, Inc., where she served as Vice President of Human Resources. Prior to her employment with Sequent, she held a series of human resource management positions during an 18 year career with Motorola, Inc., including Vice President of Compensation and Benefits and Vice President of Personnel Services for Motorola's Semiconductor Sector, and Vice President and Director of Human Resources and Security for that company's Government Electronics Group.

     Donald J. Carty was elected to the Board of Directors of Dell in December 1992. Mr. Carty was named President of American Airlines, Inc., a subsidiary of AMR Corporation, and President of AMR's Airline Group in March 1995. He continues to serve as Executive Vice President of AMR Corporation. From October 1989 to March 1995, Mr. Carty also held the positions of Chief Financial Officer of AMR Corporation and Executive Vice President, Finance & Planning for American Airlines, Inc. He has held senior vice presidential positions with American Airlines, Inc. since 1988.

     Paul O. Hirschbiel, Jr. has been a director of Dell since October 1987. Mr. Hirschbiel became a director of Dell pursuant to the terms of the Stock Purchase Agreement, dated October 26, 1987, that was entered into between Dell and the purchasers of Dell preferred stock. Mr. Hirschbiel has been a vice president or director of Prudential Equity Investors, Inc. (formerly Prudential Venture Capital Management, Inc.) since September 1983.

     Michael H. Jordan was elected to the Board of Directors of Dell in December 1992. Since July 1993 he has been Chairman and Chief Executive Officer of Westinghouse Electric Corporation. From September 1992 through June 1993, he was a principal with the investment firm of Clayton, Dubilier and Rice. From December 1990 through July 1992, he was Chairman of PepsiCo International. From December 1986 to

December 1990, he was Chairman of PepsiCo World-Wide Foods. He is a member of the boards of directors of Aetna Life & Casualty Co., Melville Corp. and Rhone-Poulenc Rorer Inc.

     George Kozmetsky has been a director of Dell since March 1987. Since 1982, Mr. Kozmetsky has been Executive Associate for Economic Affairs of the University of Texas System and Director of the IC2 Institute of The University of Texas at Austin.

     Thomas W. Luce III was elected to the Board of Directors of Dell in November 1991. Mr. Luce is a partner of the law firm Hughes & Luce, L.L.P., in Dallas, Texas, and has been affiliated with the firm since 1973. From October 1991 through April 1992, Mr. Luce was Chairman of the Board and Chief Executive Officer of First Southwest Company, a Dallas-based investment firm that is a member of the National Association of Securities Dealers, Inc. He is a member of the board of directors of Enserch Corporation.

     Klaus Luft was elected to the Board of Directors of Dell on March 1, 1995. He is the owner and the President of MATCH -- Market Access for Technology Services GmbH, a private company headquartered in Munich, Germany. MATCH provides sales and marketing services to high technology companies. Mr. Luft also serves as International Advisor to Goldman Sachs Europe Limited. Prior to establishing his own company, he was Chief Executive Officer until November 1989 for Nixdorf Computer AG, a manufacturer of computer systems in Paderborn, Germany. During his 23 years with Nixdorf, Mr. Luft held executive board positions in marketing, manufacturing and finance for more than 17 years before becoming Chief Executive Officer.

     Claudine B. Malone was elected to the Board of Directors of Dell in February 1993. Ms. Malone is President of Financial & Management Consulting, Inc., a firm she founded in 1982. She also taught at the business schools of the University of Virginia, Harvard, and Georgetown University. Ms. Malone is a trustee of the Massachusetts Institute of Technology and the Deputy Chairman of the Federal Reserve Bank of Richmond. She is a member of the boards of directors of Hannaford Brothers Co., Hasbro, Inc., Houghton Mifflin Corp., LAFARGE Corp., The Limited, Inc., Mallinckrodt Group Inc., Penn Mutual Life Insurance Co., SAIC, Scott Paper Company and Union Pacific Corporation.

     Michael A. Miles was elected to the Board of Directors of Dell in February 1995. Mr. Miles is a special limited partner in the investment firm of Forstmann Little and Co. From September 1991 to July 1994, he was Chairman of the Board and Chief Executive Officer of Phillip Morris Companies Inc. Prior to assuming that position, Mr. Miles was Vice Chairman and a member of the Board of Directors of Phillip Morris Companies Inc. and Chairman and Chief Executive Officer of Kraft General Foods, Inc., positions he held since December 1989. He is also a member of Chase Manhattan's International Advisory Committee and a trustee of Northwestern University. Mr. Miles is a member of the boards of directors of Dean Witter, Discover & Co., Sears, Roebuck and Co. and Time Warner Inc.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The executive officers and members of Dell's Board of Directors are required to file reports with the Securities and Exchange Commission disclosing the amount and nature of their beneficial ownership in common stock, as well as changes in that ownership. Based solely on its review of forms received by the Company, or written representations from certain reporting persons, the Company believes that during fiscal 1995, all required reports were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Directors of Dell who are not employees are compensated for their services. In fiscal 1995, each outside director received an annual retainer of $25,000, plus $1,000 for each meeting of the Board of Directors attended in person. The outside directors are also entitled to initial and annual grants of options to buy 15,000 and 6,000 shares of common stock, respectively. Dell provides its outside directors with the ability to defer receipt of all or a portion of the annual cash retainer, as well as the ability to elect to receive annual grants of stock options in lieu of all or a portion of the annual cash retainer. Dell also reimburses directors for their reasonable expenses associated with attending Board of Directors meetings, and provides its directors with liability insurance.

     The following table sets forth the cash payments and stock option grants that were made to Dell's outside directors during fiscal 1995.

                                                                CASH          OPTIONS
                                NAME                          PAYMENTS      GRANTED(A)
        ----------------------------------------------------  --------     -------------
        Mr. Carty...........................................  $29,000      6,000 Shares
        Mr. Hirschbiel......................................  $29,000      6,000 Shares
        Mr. Jordan..........................................  $29,000      6,000 Shares
        Mr. Kozmetsky.......................................  $29,000      6,000 Shares
        Mr. Luce............................................  $29,000      6,000 Shares
        Mr. Luft............................................    n/a           n/a(b)
        Ms. Malone..........................................  $29,000      6,000 Shares
        Mr. Miles...........................................    n/a           n/a(b)

- ---------------

(a) These options were granted on August 19, 1994, with an exercise price of $34.19 per share. Twenty percent of these options become exercisable on the anniversary of the date of grant in each of the first five years if the person has been a director of Dell continuously through that anniversary date, and all options expire on the tenth anniversary of the date of grant.

(b) Messrs. Miles and Luft were elected to Dell's Board of Directors in February 1995 and March 1995, respectively. Both members were in attendance at the March 1, 1995 Board of Directors meeting and have received an initial stock option grant of 15,000 options with an exercise price of $40.25 per share and $1,000 for attendance at the meeting.

COMPENSATION OF EXECUTIVE OFFICERS

  Summary Compensation Table

     The following table summarizes the compensation paid during the last three fiscal years to Dell's Chief Executive Officer and Dell's four most highly compensated executive officers other than the Chief Executive Officer.

                                                                           LONG-TERM
                                                                          COMPENSATION
                                                                          ------------
                                                                             AWARDS
                                                                          ------------
                                         ANNUAL COMPENSATION($)(A)         SECURITIES
                                     ----------------------------------    UNDERLYING
         NAME AND           FISCAL                         OTHER ANNUAL     OPTIONS/         ALL OTHER
    PRINCIPAL POSITION       YEAR     SALARY     BONUS     COMPENSATION    SARS(#)(B)    COMPENSATION($)(C)
- --------------------------  ------   --------   --------   ------------   ------------   ------------------
Michael S. Dell              1995    $374,850   $443,182   $  92,789(d)            0          $ 10,308
  Chairman of the Board,     1994     358,994          0      33,844(d)            0            13,614
  Chief Executive Officer    1993     337,019    198,668       3,696(d)            0            11,600
Morton L. Topfer             1995     300,000    266,015      82,039(e)      207,500(i)          4,400
  Vice Chairman              1994          --         --             --           --                --
                             1993          --         --             --           --                --
Eric F. Harslem              1995     345,125    306,028      83,802(f)       21,759             4,620
  Senior Vice President,     1994     196,250          0     293,472(f)      130,800                 0
  Product Group              1993          --         --             --           --                --
Thomas J. Meredith           1995     277,894    246,414      71,048(g)       16,076             9,785
  Chief Financial Officer    1994     265,000          0     178,457(g)       31,433             9,744
                             1993      55,208     34,284     115,000(g)      125,000                 0
L. Scott Flaig               1995     314,437    209,113      11,556(h)       18,990             5,177
  Senior Vice President,     1994     300,000          0     224,522(h)       32,000             1,873
  Corporate Operations       1993      51,359     29,325     148,000(h)      100,000                 0

- ---------------

(a) Includes deferred compensation.

(b) Dell did not grant any SARs to executive officers in fiscal 1993-1995.

(c) These amounts represent Dell's matching contributions under Dell's 401(k) plan and deferred compensation plan.

(d) Amount represents reimbursement for personal financial counseling services paid for by Dell.

(e) Amount is comprised of the following: reimbursement for personal financial counseling services paid for by Dell, $7,496; and relocation expenses, $74,543.

(f) Amount is comprised of the following: (i) for fiscal 1995 -- reimbursement for personal financial counseling services paid for by Dell, $23,457; relocation expenses, $58,861; and imputed interest on a below market loan, $1,484; and (ii) for fiscal 1994 -- reimbursement for personal financial counseling services paid for by Dell, $2,825; relocation expenses, $151,947; and a signing bonus, $138,700.

(g) Amount is comprised of the following: (i) for fiscal 1995 -- reimbursement for personal financial counseling services paid for by Dell, $68,779; and imputed interest on a below market loan, $2,269; (ii) for fiscal
     1994 -- reimbursement for personal financial counseling services paid for by Dell, $17,125; and relocation expenses, $161,332; and (iii) for fiscal 1993 -- relocation expenses, $10,000; and a signing bonus, $105,000.

(h) Amount is comprised of the following: (i) for fiscal 1995 -- reimbursement for personal financial counseling services paid for by Dell, $10,694; and imputed interest on a below market loan, $862; (ii) for fiscal
     1994 -- reimbursement for personal financial counseling services paid for by Dell, $12,992; and relocation expenses, $211,530; and (iii) for fiscal 1993 -- relocation expenses, $10,000; and a signing bonus, $138,000.

(i) See notes (d) and (e) to the "Option/SAR Grants in Last Fiscal Year" table below.

  Option/SAR Grants in Last Fiscal Year

     Dell has one active long-term incentive plan, the Incentive Plan, under which up to 4,500,923 shares may be issued. The plan authorizes the grant of: incentive stock options with exercise prices no lower than the fair market value of the underlying stock on the date of grant; nonqualified stock options and stock appreciation rights at exercise prices no lower than 50% of fair market value; and other stock awards. At January 29, 1995, 2,409,614 shares of common stock remained available for issuance pursuant to awards to be granted under the Incentive Plan. The following table sets forth information regarding the stock option grants Dell made to the named executive officers during fiscal 1995.

                                        INDIVIDUAL GRANTS
- -------------------------------------------------------------------------------------------------
                                   NUMBER OF      % OF TOTAL
                                   SECURITIES      OPTIONS
                                   UNDERLYING     GRANTED TO
                                    OPTIONS/      EMPLOYEES    EXERCISE     MARKET                   GRANT DATE
                          GRANT       SARS        IN FISCAL     PRICE      PRICE ON    EXPIRATION     PRESENT
         NAME             DATE     GRANTED(A)        YEAR       ($/SH)    GRANT DATE      DATE        VALUE(B)
- -----------------------  -------   ----------     ----------   --------   ----------   ----------   ------------
Michael S. Dell                           0           n/a          n/a         n/a           n/a            n/a
Morton L. Topfer          6/1/94     33,750(c)       1.56%      $28.19      $28.19        6/1/04     $  488,025
                          6/1/94     70,000(d)       3.24         0.01       28.19        6/1/04      1,972,600
                          6/1/94     70,000(e)       3.24         0.01       28.19        6/1/04      1,972,600
                         6/29/94     33,750(f)       1.56        26.00       26.00       6/29/04        429,300
Eric F. Harslem          6/29/94     21,759(f)       1.01        26.00       26.00       6/29/04        276,774
Thomas J. Meredith       6/29/94     16,076(f)       0.74        26.00       26.00       6/29/04        204,487
L. Scott Flaig           6/29/94     18,990(f)       0.88        26.00       26.00       6/29/04        241,553

- ---------------

(a) Dell did not grant any SARs to executive officers in fiscal 1995.

(b) The estimated grant date present value is determined using the Black-Scholes Model for all options with exercise prices not equal to $0.01 per share. The material assumptions and adjustments incorporated in the Black-Scholes Model in estimating the values of the options reflected in the table include the following: (i) an exercise price of the option equal to the fair market value of the underlying stock on the date of grant; (ii) an interest rate that represents the interest rate on a U.S. Treasury security on the date of grant with a maturity date corresponding to that of the option term; (iii) volatility calculated using daily stock prices for the one-year period prior to the grant date; (iv) dividends at the rate of $0 per share (any dividends paid would reduce the value of the options); (v) an option term of 10 years; and (vi) an approximate 35% reduction to reflect the probability of forfeiture due to termination prior to vesting and the probability of a shortened option term due to termination of employment prior to the option expiration date. For the options with an exercise price equal to $0.01 per share, the estimated grant date present value is determined using the market price on the grant date less the $0.01 exercise price. The ultimate values of the options will depend on the future market prices of common stock, which cannot be forecast with reasonable accuracy. The actual value, if any, that an optionee will recognize upon exercise of an option will depend on the excess of the market value of the common stock over the exercise price on the date the option is exercised.

(c) These options vest 25% each year for four years on the anniversary of the date of grant.

(d) These options are structured to be the equivalent of restricted stock: the exercise price is nominal ($.01 per share), a portion of the options must be exercised each calendar year, 60% of the underlying stock will be held by Dell for two years, and gains on the options and the stock received on exercise may be forfeited if Mr. Topfer leaves Dell and competes against Dell within two years thereafter. The options vest 25% each year for four years on the anniversary of the date of grant.

(e) These options are structured to be the equivalent of restricted stock: the exercise price is nominal ($.01 per share), options must be exercised in the calendar year in which the options vest, 60% of the underlying stock will be held by Dell for two years, and gains on the options and the stock received on exercise may be forfeited if Mr. Topfer leaves Dell and competes against Dell within two years thereafter. The options vest 100% after nine years on the anniversary of the date of grant. These options are subject to early vesting, potentially within four years, if certain performance criteria relating to stockholder return are met.

(f) These options vest 20% each year for five years on the anniversary of the date of grant.

  Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     The following table provides information about the options exercised by the named executive officers during fiscal 1995 and about unexercised stock options held by the named executive officers on January 29, 1995.

                                                                          NUMBER OF
                                                                          SECURITIES             VALUE
                                                                          UNDERLYING         OF UNEXERCISED
                                                                         UNEXERCISED          IN-THE-MONEY
                                                                       OPTIONS/SARS AT      OPTIONS/SARS AT
                                         SHARES                           FY-END(#)            FY-END($)
                                       ACQUIRED ON        VALUE          EXERCISABLE/         EXERCISABLE/
                NAME                   EXERCISE(#)     REALIZED($)     UNEXERCISABLE(A)     UNEXERCISABLE(A)
- -------------------------------------  -----------     -----------     ----------------     ----------------
Michael S. Dell......................          0        $       0                0/            $       0/
                                                                                  0                     0
Morton L. Topfer.....................          0                0                0/                    0/
                                                                            207,500             6,849,024
Eric F. Harslem......................     25,000          704,438            6,160/              119,061/
                                                                            121,399             3,957,008
Thomas J. Meredith...................     20,000          563,550           25,886/              271,448/
                                                                             96,623             2,739,875
L. Scott Flaig.......................      8,336          234,888           16,000/              210,971/
                                                                            101,654             3,397,589

- ---------------

(a) Dell did not have any outstanding SARs held by executive officers during fiscal 1995. The value of the options is calculated based on $41.83, which was the average sales price per share for common stock on January 27, 1995.

EMPLOYMENT, OTHER COMPENSATION, AND CHANGE-IN-CONTROL ARRANGEMENTS

     Each of the named executive officers has signed an employment agreement with Dell. The employment agreements require Dell to give an executive officer either two weeks notice of termination or severance pay equal to two weeks of such officer's compensation, unless the termination is for cause.

     Dell's 1989 and 1993 stock option plans provide that outstanding options granted under these respective stock option plans may become vested and exercised as of the day immediately preceding the date before any person acquires 50% or more of Dell's outstanding common stock. The Incentive Plan includes provisions governing the effects on outstanding awards granted under the plan upon the occurrence of a dissolution, liquidation, merger, consolidation or other reorganization of Dell, including a provision that permits Dell to allow for the preservation of the rights of the holders of awards in the event of such reorganization or providing for the accelerations of vesting and exercisability of awards.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In fiscal 1995, Messrs. Kozmetsky, Hirschbiel and Jordan served as members of the Compensation Committee. No member of the Compensation Committee is or was formerly an officer or an employee of the Company or its subsidiaries.

     No interlocking relationship exists between the Company's Board of Directors or the Compensation Committee and the board of directors or the compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     No director or executive officer of Dell owns any shares of Dell Series A Convertible Preferred Stock.

     The following table provides information about the beneficial ownership of common stock as of March 1, 1995, (i) by each person who is known by Dell to own beneficially more than five percent of the outstanding shares of common stock;
(ii) by each director including Michael S. Dell, Dell's Chairman of the Board and Chief Executive Officer; (iii) by the other executive officers named in the Summary Compensation Table in "Compensation of Executive Officers"; and (iv) by all directors and executive officers as a group. To Dell's knowledge, each person has sole investment and voting power over the shares indicated, except as otherwise indicated.

                                                                   AMOUNT AND
                                                                   NATURE OF           PERCENTAGE
                    NAME OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP      OF CLASS
    --------------------------------------------------------  --------------------     ----------
    Michael S. Dell.........................................        9,092,051(a)         22.9%
      2112 Kramer Lane, Building 1
      Austin, Texas 78758
    FMR Corp................................................        4,505,500(b)         11.3
      82 Devonshire Street
      Boston, Massachusetts 02109
    Twentieth Century Companies, Inc........................        3,250,000(c)          8.2
      4500 Main Street
      Kansas City, Missouri 64141-9210
    Donald J. Carty.........................................            6,000(d)          *
    Paul O. Hirschbiel, Jr..................................            1,864(e)          *
    Michael H. Jordan.......................................            6,000(d)          *
    George Kozmetsky........................................          228,780(f)          *
    Thomas W. Luce III......................................            3,360(g)          *
    Klaus Luft..............................................                0             *

                                                                   AMOUNT AND
                                                                   NATURE OF           PERCENTAGE
                    NAME OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP      OF CLASS
    --------------------------------------------------------  --------------------     ----------
    Claudine B. Malone......................................            3,000(d)          *
    Michael A. Miles........................................                0(h)          *
    Morton L. Topfer........................................            1,050             *
    Eric F. Harslem.........................................           29,160(d)          *
    Thomas J. Meredith......................................           77,775(d)          *
    L. Scott Flaig..........................................           39,628(d)          *
    All Directors and Executive Officers as a Group
      (19 persons)..........................................        9,677,840(d)          24.4

- ---------------

 * Represents less than 1% of the 39,719,402 shares of common stock issued and outstanding at March 1, 1995.

(a) Includes 157,316 shares of common stock held in a trust of which Mr. Dell is the grantor. Does not include 152,528 shares of common stock held in a trust of which Mr. Dell's wife is the grantor or 718,009 shares of common stock held by Mr. Dell's wife, and Mr. Dell disclaims any beneficial ownership in all of such shares.

(b) Includes 3,858,500 shares owned by Fidelity Magellan Fund, which is an investment company for which the investment advisor is Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. Also includes 53,100 shares owned by various investment companies and institutional investors to whom Fidelity International Limited is an investment advisor. Until June 30, 1980, Fidelity International Limited was a majority-owned subsidiary of Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. On that date the shares of Fidelity International Limited were distributed to the shareholders of FMR Corp. as a dividend, and the two entities today are independently owned and managed. FMR disclaims any beneficial ownership of these 53,100 shares. Edward C. Johnson 3d and Abigail P. Johnson each own 24.9% of the outstanding voting stock of FMR Corp. and, with other family members and trusts, are part of a controlling group with respect to FMR Corp. A partnership controlled by Edward C. Johnson 3d and members of his family owns approximately 47.22% of the outstanding voting stock of Fidelity International Limited. Edward C. Johnson 3d is Chairman of FMR Corp. and Fidelity International Limited.

(c) Investors Research Corporation, a wholly-owned subsidiary of Twentieth Century Companies, Inc. acts as investment advisor to Twentieth Century Investors, Inc., a registered investment company which owns 3,250,000 shares of common stock of the Company. Mr. James E. Stowers, Jr. controls Twentieth Century Companies, Inc. by virtue of his ownership of approximately 60% of the voting stock of Twentieth Century Companies, Inc.

(d) Includes shares subject to options that are currently exercisable or exercisable within 60 days of March 1, 1995, as follows: Mr. Carty, 6,000 shares; Mr. Jordan, 6,000 shares; Ms. Malone, 3,000 shares; Mr. Harslem, 6,160 shares; Mr. Meredith, 25,886 shares; Mr. Flaig, 16,000 shares; and All Directors and Executive Officers as a Group, 75,262 shares.

(e) Includes 60 shares held in trusts for two of Mr. Hirschbiel's children. Mr. Hirschbiel is the trustee under these trusts.

(f) Includes 34,884 shares held by the KOZ Fund, Ltd., an affiliate of Mr. Kozmetsky.

(g) All shares are owned by the Hughes & Luce Retirement Plan for the benefit of Mr. Luce.

(h) Does not include 2,500 shares of common stock held by Mr. Miles' wife, and Mr. Miles disclaims any beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 17, 1993, Dell loaned $224,940 to Thomas J. Meredith, Dell's Chief Financial Officer, to pay the exercise price of a stock option and the related federal income tax obligation. The loan is unsecured, is due and payable on June 1, 1995, and bears interest at the rate of 6% per annum. As of March 1, 1995, the amount outstanding under the loan, including interest, was $241,173. On June 1, 1994, Dell loaned $66,386 to Mr. Meredith to pay the federal income tax obligation related to a stock option exercise. The loan is unsecured, is due and payable on June 1, 1995, and is non-interest bearing. As of March 1, 1995, the full amount of the loan was outstanding.

     On June 1, 1994, Dell loaned $82,983 to Eric F. Harslem, Dell's Senior Vice President, Product Group, to pay the federal income tax obligation related to a stock option exercise. The loan was unsecured and non-interest bearing. Such loan was repaid during fiscal year 1995.

     On August 29, 1994, Dell loaned $134,616 to Joel J. Kocher, Dell's former Senior Vice President, to pay the federal income tax obligation related to a stock option exercise. The loan was unsecured and non-interest bearing. Such loan was repaid during fiscal year 1995.

     Thomas W. Luce III is a partner of the law firm Hughes & Luce, L.L.P., in Dallas, Texas. Dell retained that firm during fiscal 1995 to provide various legal services, and the dollar amount of fees that Dell paid to that firm did not exceed five percent of that firm's gross revenue for the year.

     On September 15, 1994, Dell entered into an agreement with Joel J. Kocher regarding the termination of Mr. Kocher's employment and providing for severance arrangements. Under the agreement, Mr. Kocher acknowledged that he resigned from all positions as a corporate officer or director of Dell on September 14, 1994. Also under the agreement, Mr. Kocher's employment by Dell was terminated on October 4, 1994. As consideration for Mr. Kocher's agreement to abide by certain non-competition covenants, Dell agreed to pay Mr. Kocher $390,000. Subject to Mr. Kocher's compliance with the same non-competition covenants, and as further consideration for those covenants, Mr. Kocher and Dell agreed to amend certain stock option grant agreements previously granted to Mr. Kocher, but unvested on the effective date of the agreement, so as to accelerate the vesting dates on which Mr. Kocher could purchase Dell's common stock at the indicated exercise prices per share: 6,930 shares at $17.33 per share; 13,500 shares at $23.66 per share; 9,600 shares at $30.69 per share; 22,000 shares at $22.50 per share; 17,408 shares at $26.00 per share; and 68,250 shares at $9.77 per share. The vesting dates for each of such options were accelerated in the agreement so as to cause 25% of each such option to vest on each of the following dates: January 1, 1995; April 1, 1995; July 1, 1995; and October 1, 1995. In addition, Mr. Kocher and Dell agreed to amend the stock option grant agreements related to such options to extend the deadline dates for exercise of all such options to October 31, 1995. As further consideration for the non-competition covenants, Dell agreed to waive the two year restriction as to 9,000 shares of Dell's common stock which were issued to Mr. Kocher upon his exercise of an option under the Special and Nonstatutory Stock Option Agreement under Dell's 1989 Stock Option Plan dated June 22, 1992 (the "1992 Option Agreement"), which were subject to two year restrictions on transfer, and as to 21,000 shares of Dell's common stock which Mr. Kocher was entitled to acquire under the 1992 Option Agreement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following financial statements, financial statement schedule and exhibits are filed as part of this 10-K.

     Financial Statements and Financial Statement Schedule -- See Index to Consolidated Financial Statements at Item 8 on page 23 of this report.

                                    EXHIBITS

      EXHIBIT
        NO.                                    DESCRIPTION OF EXHIBIT
- --------------------  ------------------------------------------------------------------------
         3.1          -- Certificate of Incorporation of Dell Computer Corporation (the
                         "Company"), as amended (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended February
                         2, 1992, Commission File No. 0-17017)
         3.2          -- Certificate of Amendment to the Certificate of Incorporation of the
                         Company (incorporated by reference to Exhibit 3.2 of the Company's
                         Annual Report on Form 10-K for the year ended January 31, 1993,
                         Commission File No. 0-17017)
         3.3          -- Certificate of Stock Designation of the Company (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on
                         Form S-4 as filed with the Securities and Exchange Commission on
                         October 1, 1993, Registration No. 33-69680)
         3.4          -- Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended February
                         2, 1992, Commission File No. 0-17017)
         4.1          -- Indenture dated as of August 15, 1993, between the Company and The
                         First National Bank of Boston regarding 11% Senior Notes Due August
                         15, 2000 (incorporated by reference to Exhibit 4.1 of the Company's
                         Registration Statement on Form S-4 as filed with the Securities and
                         Exchange Commission on October 1, 1993, Registration No. 33-69680)
         4.2          -- Exchange and Registration Rights dated as of August 15, 1993, between the Company and the purchasers of 11% Senior Notes Due August 15,
                         2000 (incorporated by reference to Exhibit 4.2 of the Company's
                         Registration Statement on Form S-4 as filed with the Securities and
                         Exchange Commission on October 1, 1993, Registration No. 33-69680)
        10.1*         -- Dell Computer Corporation 1986 Incentive Stock Option Plan, as
                         amended (incorporated by reference to Exhibit 4c of the Company's
                         Registration Statement on Form S-8 as filed with the Securities and
                         Exchange Commission on September 20, 1988, Registration No. 33-24621)
        10.2*         -- Dell Computer Corporation 1987 Incentive Stock Option Plan, as
                         amended (incorporated by reference to Exhibit 4d of the Company's
                         Registration Statement on Form S-8 as filed with the Securities and
                         Exchange Commission on September 20, 1988, Registration No. 33-24621)
        10.3*         -- Dell Computer Corporation 1987 Non-qualified Stock Option Plan, as amended, including the UK Scheme (incorporated by reference to
                         Exhibit 4e of the Company's Registration Statement on Form S-8 as
                         filed with the Securities and Exchange Commission on September 20,
                         1988, Registration No. 33-24621)

      EXHIBIT
        NO.                                    DESCRIPTION OF EXHIBIT
- --------------------  ------------------------------------------------------------------------
        10.4*         -- Dell Computer Corporation 1989 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 of the Company's
                         Annual Report on Form 10-K for the year ended January 31, 1993,
                         Commission File No. 0-17017)
        10.5*         -- Dell Computer Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4d of the Company's Registration Statement on
                         Form S-8 as filed with the Securities and Exchange Commission on
                         October 30, 1989, Registration No. 33-31812)
        10.6*         -- Dell Computer Corporation 401(k) Plan (incorporated by reference to
                         Exhibit 10f of the Company's Annual Report on Form 10-K for the year ended February 2, 1990, Commission File No. 0-17017)
        10.7*         -- First Amendment to Exhibit 10.6, Dell Computer Corporation 401(k)
                         Plan (incorporated by reference to Exhibit 10.7 of the Company's
                         Annual Report on Form 10-K for the year ended February 3, 1991,
                         Commission File No. 0-17017)
        10.8*         -- Second Amendment to Exhibit 10.6, Dell Computer Corporation 401(k)
                         Plan (incorporated by reference to Exhibit 10.8 of the Company's
                         Annual Report on Form 10-K for the year ended January 31, 1993,
                         Commission File No. 0-17017)
        10.9#*        -- Third, Fourth, Fifth and Sixth Amendments to Exhibit 10.6, Dell
                         Computer Corporation 401(k) Plan.
        10.10*        -- Dell Computer Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K
                         for the year ended February 3, 1991, Commission File No. 0-17017)
        10.11         -- Credit Agreement between the Company and Citibank, N.A., for itself and as agent for the other banks named therein dated June 18, 1993, together with Amendment No. 1 to Credit Agreement between the Company and Citibank, N.A., for itself and as agent for the other banks named therein dated July 30, 1993. A list of schedules and exhibits to the
                         Credit Agreement is included on page iv of the Credit Agreement. The
                         Company hereby agrees to furnish supplementally to the Securities and
                         Exchange Commission on request a copy of any omitted schedule or exhibit to the Credit Agreement (incorporated by reference to Exhibit
                         10.19 of the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on October 1, 1993,
                         Registration No. 33-69680)
        10.12*        -- Form of Indemnity Agreement between the Company and certain of its officers, directors and key employees (incorporated by reference to
                         Exhibit 10.23 of the Company's Registration Statement on Form S-1 as
                         filed with the Securities and Exchange Commission on May 12, 1988,
                         Registration No. 33-21823)
        10.13         -- Lease Agreement for Arboretum Point dated July 25, 1987 (incorporated by reference to Exhibit 10.25 of the Company's Registration Statement
                         on Form S-1 as filed with the Securities and Exchange Commission on
                         May 12, 1988, Registration No. 33-21823)
        10.14         -- First through Fourth Amendments to Exhibit 10.13, Lease Agreement for
                         Arboretum Point (incorporated by reference to Exhibit 10r of the
                         Company's Annual Report on Form 10-K for the year ended January 27,
                         1989, Commission File No. 0-17017)
        10.15         -- Fifth Amendment to Exhibit 10.13, Lease Agreement for Arboretum Point
                         (incorporated by reference to Exhibit 19b of the Company's Quarterly
                         Report on Form 10-Q for the quarter ended July 28, 1989, Commission
                         File No. 0-17017)

      EXHIBIT
        NO.                                    DESCRIPTION OF EXHIBIT
- --------------------  ------------------------------------------------------------------------
        10.16         -- Sixth Amendment to Exhibit 10.13, Lease Agreement for Arboretum Point
                         (incorporated by reference to Exhibit 10.25 of the Company's Annual
                         Report on Form 10-K for the year ended January 31, 1993, Commission
                         File No. 0-17017)
        10.17         -- Lease Agreement for Building 12 in Braker Center dated January 6,
                         1989 (incorporated by reference to Exhibit 10s of the Company's
                         Annual Report on Form 10-K for the year ended January 27, 1989,
                         Commission File No. 0-17017)
        10.18         -- Two Amendments to Exhibit 10.17 Lease Agreement for Building 12 in
                         Braker Center (incorporated by reference to Exhibit 10.27 of the
                         Company's Annual Report on Form 10-K for the year ended January 31,
                         1993, Commission File No. 0-17017)
        10.19*        -- Agreement between the Company and Michael S. Dell dated May 12, 1988, with the Employment Agreement between Michael S. Dell and a predecessor of Dell Computer Corporation dated May 3, 1984
                         (incorporated by reference to Exhibit 10.25 of Amendment No. 3 to the
                         Company's Registration Statement on Form S-1, as filed with the
                         Securities and Exchange Commission on March 27, 1991, Registration
                         No. 33-38991)
        10.20*        -- Employment Agreement between the Company and Joel Kocher effective as of December 14, 1987 (incorporated by reference to Exhibit 10.22 of
                         Amendment No. 3 to the Company's Registration Statement on Form S-1,
                         as filed with the Securities and Exchange Commission on March 27,
                         1991, Registration No. 33-38991)
        10.21*        -- Employment Agreement between the Company and Savino R. Ferrales effective as of January 9, 1989 (incorporated by reference to Exhibit
                         10.21 of Amendment No. 3 to the Company's Registration Statement on
                         Form S-1, as filed with the Securities and Exchange Commission on
                         March 27, 1991, Registration No. 33-38991)
        10.22*        -- Employment Agreement between the Company and Richard E. Salwen effective as of June 12, 1989, with a letter agreement dated May 21,
                         1989 (incorporated by reference to Exhibit 10.23 of Amendment No. 3 to the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on March 27, 1991,
                         Registration No. 33-38991)
        10.23*        -- Employment Agreement between the Company and Thomas J. Meredith dated
                         November 16, 1992 (incorporated by reference to Exhibit 10.36 of the
                         Company's Annual Report on Form 10-K for the year ended January 31,
                         1993, Commission File No. 0-17017)
        10.24*        -- Employment Agreement between the Company and L. Scott Flaig dated
                         December 1, 1992 (incorporated by reference to Exhibit 10.37 of the
                         Company's Annual Report on Form 10-K for the year ended January 31,
                         1993, Commission File No. 0-17017)
        10.25*        -- Form of Stock Option Agreement under the 1989 Stock Option Plan
                         (incorporated by reference to Exhibit 10.38 of the Company's Annual
                         Report on Form 10-K for the year ended January 31, 1993, Commission
                         File No. 0-17017)
        10.26*        -- Dell Computer Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit 10.36 of the Company's Registration Statement on
                         Form S-4 as filed with the Securities and Exchange Commission on
                         October 1, 1993, Registration No. 33-69680)

      EXHIBIT
        NO.                                    DESCRIPTION OF EXHIBIT
- --------------------  ------------------------------------------------------------------------
        10.27*        -- Form of Incentive Stock Option Agreement and Nonstatutory Stock
                         Option Agreement under the 1993 Stock Option Plan (incorporated by reference to Exhibit 10.37 of the Company's Registration Statement on
                         Form S-4 as filed with the Securities and Exchange Commission on
                         October 1, 1993, Registration No. 33-69680)
        10.28         -- Receivables Purchase Agreement among Dell Receivables Corporation,
                         Dell USA L.P., Sheffield Receivables Corporation, and Barclays Bank
                         PLC, New York Branch, dated as of June 23, 1993. A list of schedules and exhibits to the Receivables Purchase Agreement is included on page iv of the Receivables Purchase Agreement. The Company hereby agrees to furnish supplementally to the Securities and Exchange
                         Commission on request a copy of any omitted schedule or exhibit to the Receivables Purchase Agreement (incorporated by reference to
                         Exhibit 10.38 of the Company's Registration Statement on Form S-4 as
                         filed with the Securities and Exchange Commission on October 1, 1993,
                         Registration No. 33-69680)
        10.29*        -- Severance Agreement dated September 15, 1994 between the Company and
                         Joel Kocher (incorporated by reference to Exhibit 10.1 of the
                         Company's Registration Statement on Form S-3, as filed with the
                         Securities and Exchange Commission on February 21, 1995, Registration
                         No. 33-57775)
        10.30*        -- Dell Computer Corporation Incentive Plan (incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-8,
                         as filed with the Securities and Exchange Commission on July 14,
                         1994, Registration No. 33-54577)
        10.31#        -- Credit Agreement between the Company and Citibank, N.A., for itself and as agent for the other banks named therein dated June 10, 1994. A list of schedules and exhibits to the Credit Agreement is included on page iv of the Credit Agreement. The Company hereby agrees to furnish supplementally to the Securities and Exchange Commission on request a copy of any omitted schedule or exhibit to the Credit Agreement.
        21.0          -- Subsidiaries of the Company (incorporated by reference to Exhibit
                         21.0 of the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on October 1, 1993,
                         Registration No. 33-69680)
        23.1#         -- Consent of Price Waterhouse LLP
        27#           -- Financial Data Schedule

- ---------------

# Filed herewith.
* Indicates management compensatory plan, contract or arrangement.

REPORTS ON FORM 8-K

     Dell Computer Corporation did not file any reports on Form 8-K during the fourth quarter of fiscal 1995.

                                                                   SCHEDULE VIII

                           DELL COMPUTER CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                         BALANCE AT    CHARGED TO    WRITE-OFFS    BALANCE AT
       FISCAL                                            BEGINNING      BAD DEBT     CHARGED TO      END OF
        YEAR                    DESCRIPTION              OF PERIOD      EXPENSE      ALLOWANCE       PERIOD
- --------------------  -------------------------------    ----------    ----------    ----------    ----------
1995................  Allowance for doubtful accounts     $ 26,015      $  7,819       $8,253       $ 25,581
1994................  Allowance for doubtful accounts     $ 14,000      $ 13,455       $1,440       $ 26,015
1993................  Allowance for doubtful accounts     $  7,527      $  8,141       $1,668       $ 14,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Dell Computer Corporation

DATE: March 17, 1995                        By:    /s/  MICHAEL S. DELL
                                               -----------------------------
                                                      Michael S. Dell
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE: March 17, 1995                                      /s/  MICHAEL S. DELL
                                                ---------------------------------------
                                                             Michael S. Dell
                                                        Chairman of the Board and
                                                         Chief Executive Officer

DATE: March 17, 1995                                     /s/  THOMAS J. MEREDITH
                                                ---------------------------------------
                                                           Thomas J. Meredith
                                                         Chief Financial Officer

DATE: March 17, 1995                                      /s/  DONALD J. CARTY
                                                ---------------------------------------
                                                             Donald J. Carty
                                                                Director

DATE: March 17, 1995                                  /s/  PAUL O. HIRSCHBIEL, JR.
                                                ---------------------------------------
                                                         Paul O. Hirschbiel, Jr.
                                                                Director

DATE: March 17, 1995                                     /s/  MICHAEL H. JORDAN
                                                ---------------------------------------
                                                            Michael H. Jordan
                                                                Director

DATE: March 17, 1995                                      /s/  GEORGE KOZMETSKY
                                                ---------------------------------------
                                                            George Kozmetsky
                                                                Director

DATE: March 17, 1995                                    /s/  THOMAS W. LUCE, III
                                                ---------------------------------------
                                                           Thomas W. Luce, III
                                                                Director

DATE: March 17, 1995                                         /s/  KLAUS LUFT
                                                ---------------------------------------
                                                               Klaus Luft
                                                                Director

DATE: March 17, 1995                                     /s/  CLAUDINE B. MALONE
                                                ---------------------------------------
                                                           Claudine B. Malone
                                                                Director

DATE: March 17, 1995                                      /s/  MICHAEL A. MILES
                                                ---------------------------------------
                                                            Michael A. Miles
                                                                Director

                               INDEX TO EXHIBITS

                                                                                   SEQUENTIALLY
  EXHIBIT                                                                           NUMBERED
    NO.                             DESCRIPTION OF EXHIBIT                            PAGE
- ----------------------------------------------------------------------------------------------
   10.9#*  -- Third, Fourth, Fifth and Sixth Amendments to Exhibit 10.6, Dell
              Computer Corporation 401(k) Plan.
   10.31#  -- Credit Agreement between the Company and Citibank, N.A., for itself and as agent for the other banks named therein dated June 10, 1994. A list of schedules and exhibits to the Credit Agreement is included on page iv of the Credit Agreement. The Company hereby agrees to furnish supplementally to the Securities and Exchange Commission on request a copy of any omitted schedule or exhibit to the Credit Agreement.
   23.1#   -- Consent of Price Waterhouse LLP
   27#     -- Financial Data Schedule

- ---------------

# Filed herewith.

* Indicates management compensatory plan, contract or arrangement.