Form 10-K405/A
period 1995-01-29
DELL COMPUTER CORP
filed 1995-04-07
CIK 826083

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A


                               (AMENDMENT NO. 1)


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

INTERNATIONAL OPERATIONS


     The Company currently sells personal computer products, primarily through direct marketing, in more than 125 countries through selected distributors and wholly-owned and operated subsidiaries in the Americas, Europe, Japan, Asia, Australia, and other international locations. Many of the Company's international subsidiaries were originally formed as stand-alone businesses providing sales, technical support and customer service. While this approach facilitated effective and rapid market penetration, it also created redundant marketing and support programs among the subsidiaries. During 1995, the Company continued its process of consolidating common functions, primarily in Europe, into regional business units to reduce redundant costs and improve the Company's ability to deliver its products and services in these markets. International operations benefited in 1995 from improvements in manufacturing logistics and efficiencies from its vendor certification program and from improved inventory management.


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

     In addition to personal support by telephone, the Company offers alternative support avenues through the Internet and many of the on-line subscription services such as CompuServe, America Online and Prodigy. Dell also provides customers access to the Company's bulletin board system, TechFaxSM and AutoTech systems which provide free technical information and answers to frequently asked questions.

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

     Recognizing that customer requirements vary, Dell enables customers to pay for customized levels of service to support their needs. These services include:
(i) enhancement of basic warranty coverage for extended periods or on-site support through the SelectCareSM Services program; (ii) a Shared Maintenance Program to provide instruction and support for servicing Dell computers to companies with their own service capabilities or a third party service provider;
(iii) Dell BusinessCareSM, which is designed for corporate users with servers on local or wide area networks, and includes network software support by Dell and next business day on-site services delivered by BancTec Service Corp., an independent contractor; and (iv) upgrades to faster response through four hour on-site service provided by Digital Equipment Corporation.

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

THE DELL PRODUCT PORTFOLIO


     As of January 29, 1995, the Company had seven Dell-branded lines of personal computer systems comprised of a total of 64 systems. Of such systems, 60 were introduced since February 1994. The Company's award-winning 486-based notebook computer line targeted at users running mainstream applications includes five Latitude and five Latitude XP systems which offer industry-leading performance, flexible system expansion and advanced battery and power management technology. The OmniPlex(TM) line is comprised of four Pentium processor-based and five 486-based systems that are targeted for corporate and other major account customers with high performance personal computing needs. The OptiPlex line is comprised of four Pentium processor-based systems and twelve 486-based systems that are targeted at corporate customers who require advanced features and performance. The Dell Dimension XPS(TM) line is comprised of four Pentium processor-based systems that are targeted at technologically sophisticated businesses and individual users. The Dell Dimension product line is comprised of five 486-based personal computer systems targeted at medium- to small-sized businesses and individual users. Each Dell Dimension XPS system and some of the Dell Dimension systems can be configured in either a desktop or a floorstanding model. Each system can be custom configured with a variety of hardware including multimedia and communication devices as well as an assortment of memory, mass storage and other options and is backed by Dell's comprehensive service and support program, which includes compatibility, service and response guarantees.

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

     In addition to its own branded products, the Company offers a broad range of software and peripheral products through its DellWare(R) program. The DellWare line offers more than 7,000 of the most popular software packages and hardware and communication peripherals. In February 1993, Dell expanded its third-party applications software integration capabilities with ReadyWareSM, a collection of more than 150 popular software applications and interface cards that can be factory-installed on all Dell systems. The Company offers next business day delivery as well as an extended training and support program from Software Support, Inc. of Lake Mary, Florida, on more than 120 of its software offerings. This support program includes a 24-hour toll-free software support line.

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

     The Company's manufacturing process requires a high volume of quality components that are procured from third party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, a shortage of components, increases in component costs, and reduced control over delivery schedules, any or all of which could adversely affect the Company's financial results. The Company has several single supplier relationships and the lack of availability of timely and reliable supply of components from these sources could adversely affect the Company's business. Even when multiple suppliers are available, the Company may establish a working relationship with a single source when the Company believes it is advantageous due to performance, quality, support, delivery, capacity and price considerations. The Company occasionally experiences delays in receiving certain components, which can cause delays in the shipment of some products to customers. Also, the Company has occasionally experienced certain defective components, which can affect the reliability and reputation of its products. There can be no assurance that the Company will be able to continue to obtain additional supplies of reliable components in a timely or cost-effective manner. In particular, the Company obtains its supply of microprocessors from Intel Corporation, although certain comparable microprocessors are available from other sources. The Company is continuing to increase its shipments of products incorporating Intel's Pentium microprocessor.


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

COMPETITION


     The personal computer industry is highly competitive and is characterized by the frequent introduction of new products, short product life cycles, continual improvement in product price/performance characteristics, price sensitivity on the part of customers, and a large number of competitors. The industry also has been characterized by rapid technological advances in hardware performance and features and software functionality based on existing or emerging industry standards. Principle competitive factors include product performance, quality and reliability, customer service and support, marketing and distribution capabilities and price. The Company believes it competes effectively on the basis of these factors although there can be no assurance that the Company will be able to maintain its competitive position with respect to these or other factors. The Company and other manufacturers of personal computers that adhere to industry standards generally have access to and make use of many of the same components, often from the same group of suppliers. The prices of many of these components decline periodically, and the general practice of the Company and other personal computer manufacturers is to reduce the prices of their personal computer products to reflect these component price declines. The Company may take additional pricing actions as it attempts to maintain a competitive mix of price, performance, and customer support services while managing its liquidity, profitability and growth. The Company attempts to mitigate the effects of price reductions by improving product mix, further reducing component costs and lowering operating costs. There can be no assurance that pricing actions will be effective in stimulating higher levels of sales or that cost reduction efforts will offset the effects of pricing actions on the Company's gross margin. Some of the Company's competitors have greater financial, marketing, manufacturing and technological resources, broader product lines, greater brand name recognition, and larger installed customer bases than those of the Company. There can be no assurance that the Company will continue to compete successfully.

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


     The Company and its Chairman, Michael S. Dell, were defendants in nineteen lawsuits filed between May and November 1993, in the United States District Court for the Western District of Texas, Austin Division. In general, the plaintiffs alleged that the Company made overly optimistic forecasts about the Company's prospects without a reasonable basis and failed to disclose adverse material information about the Company's business (particularly with regard to problems in its notebook business) on a timely basis, thereby inducing the plaintiffs to buy Company common stock at artificially high prices. The plaintiffs also alleged that the Company's Chairman, Michael S. Dell, sold securities of the Company while in the possession of material, non-public information about the Company. On November 17, 1994, the Company announced that Mr. Dell and the Company had reached settlement with the plaintiffs. Under the settlement, the Company and its insurers will pay a total of $13.4 million (plus accrued interest from the settlement date) to the plaintiffs. In the settlement, neither the Company nor Mr. Dell admitted liability or obligation of any kind in connection with the lawsuit or the underlying allegations. The court approved the settlement and entered a final judgment of dismissal on February 24, 1995. The settlement did not have a material effect on Dell's financial position or results of operations, since the settlement amount was covered by insurance or previously taken reserves.



     As of March 1, 1995, the Company has been named as a defendant in 26 repetitive stress injury lawsuits, most of which are in New York state courts or United States District Courts for the New York City area. One is in the Federal District Court for the State of Pennsylvania. The allegations in all of these lawsuits are similar: each plaintiff alleges that he or she suffers from symptoms generally known as "repetitive stress injury," which allegedly were caused by the design or manufacture of the keyboard supplied with the computer the plaintiff used. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The suits naming the Company are just a few of many lawsuits of this type which have been filed, often naming Apple, Atex, Compaq, IBM, Keytronic and other major suppliers of keyboard products. The Company currently is not able to predict the outcome of these suits. It is possible that the Company may be named in additional suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. However, the Company does not believe that the outcome of any of these matters will have a material adverse effect on the Company's financial condition or results of operations.


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


     On August 11, 1993, the Department of Commerce ("DOC") served a subpoena on the Company, requesting documents relating to possible prohibited exports of personal computers that may have been shipped from Dell to Russia, Ireland, Iran or Iraq during the period from January 1992 through October 1993. Dell formally responded to the DOC in November 1993 and is awaiting a response with respect to certain shipments to Russia and Iran. If the Office of Export Enforcement's investigators determine that the Company has violated applicable regulations, the government could potentially file civil or criminal charges. The Company is cooperating in the investigation. The Company does not believe this investigation or its outcome will have a material adverse effect on the Company's financial condition or results of operations.


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


     In addition, in March 1995 the Company was named along with twelve other personal computer and/or computer monitor manufacturers in a complaint filed by the District Attorney for Merced County, California. The complaint alleges that each of the defendants has engaged in false and/or misleading advertising with regard to the size of computer monitor screens and seeks unspecified damages and injunctive relief. The Company is vigorously contesting the allegations of the complaint and does not believe that the litigation of the complaint or its outcome will have a material adverse effect on the Company's financial condition or results of operations.


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

                                                                             YEAR ENDED
                                                 -------------------------------------------------------------------
                                                 JANUARY 29,   JANUARY 30,   JANUARY 31,   FEBRUARY 2,   FEBRUARY 3,
                                                   1995(A)       1994(B)        1993          1992          1991
                                                 -----------   -----------   -----------   -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
Statement of Operations Data:
  Net Sales:
    Americas...................................   $2,400,012    $2,037,221    $1,459,607    $ 648,082     $ 397,271
    Europe.....................................      952,943       781,905       552,999      241,857       148,964
    Other International........................      122,388        54,039         1,318           --            --
                                                 -----------   -----------   -----------   -----------   -----------
      Consolidated net sales...................    3,475,343     2,873,165     2,013,924      889,939       546,235
  Cost of sales................................    2,737,290     2,440,349     1,564,472      607,768       364,183
                                                 -----------   -----------   -----------   -----------   -----------
         Gross profit..........................      738,053       432,816       449,452      282,171       182,052
  Operating expenses:
    Selling, general and administrative........      423,429       422,906       267,982      182,155       115,016
    Research, development and engineering......       65,361        48,934        42,358       33,140        22,444
                                                 -----------   -----------   -----------   -----------   -----------
      Total operating expenses.................      488,790       471,840       310,340      215,295       137,460
                                                 -----------   -----------   -----------   -----------   -----------
         Operating income (loss)...............      249,263       (39,024)      139,112       66,876        44,592
  Financing and other income (expense), net....      (36,267)          258         4,180        6,539        (1,020)
                                                 -----------   -----------   -----------   -----------   -----------
    Income (loss) before income taxes..........      212,996       (38,766)      143,292       73,415        43,572
  Provision for income taxes (benefit).........       63,819        (2,933)       41,650       22,504        16,340
                                                 -----------   -----------   -----------   -----------   -----------
         Net income (loss).....................      149,177       (35,833)      101,642       50,911        27,232
  Preferred stock dividends....................       (8,750)       (3,743)           --           --            --
                                                 -----------   -----------   -----------   -----------   -----------
         Net income (loss) applicable to common
           stockholders........................   $  140,427    $  (39,576)   $  101,642    $  50,911     $  27,232
                                                  ==========    ==========    ==========   ==========    ==========
  Earnings (loss) per common share
    Primary....................................   $     3.38    $    (1.06)   $     2.59    $    1.40     $     .91
                                                  ==========    ==========    ==========   ==========    ==========
    Fully diluted..............................   $     3.15    $       --    $       --    $      --     $      --
                                                  ==========    ==========    ==========   ==========    ==========
  Weighted average shares used to compute
    earnings per share
    Primary....................................       41,542        37,333        39,235       36,274        30,064
                                                  ==========    ==========    ==========   ==========    ==========
    Fully diluted..............................       47,322            --            --           --            --
                                                  ==========    ==========    ==========   ==========    ==========
Statement of Financial Position Data:
  Working capital..............................   $  718,951    $  510,397    $  358,948    $ 282,646     $  95,163
  Total assets.................................   $1,594,000    $1,140,480    $  927,005    $ 559,563     $ 264,222
  Long-term debt...............................   $  113,429    $  100,000    $   48,373    $  41,450     $      --
  Preferred stock..............................   $  120,151    $  120,151    $       --    $      --     $      --
  Total stockholders' equity...................   $  651,736    $  471,108    $  369,200    $ 274,180     $ 112,005

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


(b) See Note 8 of Notes to Consolidated Financial Statements for a discussion of certain charges recorded in the first half of 1994 that contributed to the net loss.

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

  Operating Expenses


     Operating expenses as a percentage of consolidated net sales decreased to 14.1% for 1995 from 16.4% for 1994. Operating expenses increased 4% to $488.8 million for 1995 from $471.8 million for 1994. Operating expenses as a percentage of consolidated net sales would have been 15.7% for 1994, but was increased by $21 million of charges for consolidating operations, write-offs of certain assets, and employee severance payments. The actions were taken to reduce costs, and included the closing of a subsidiary in Europe and consolidation of its former operations into another central European location. European service and support operations were combined to reduce redundant costs. Additionally, certain headcount reductions were made due to the efficiencies created from the consolidations. The decrease in operating expenses as a percentage of consolidated net sales in 1995 from 1994 is primarily due to infrastructure investments incurred during the Company's regional consolidation efforts commenced in 1994 and reduced advertising and promotion expenses offset by increased compensation expense as the Company strengthened its management team and increased research, development and engineering expenses in 1995. Research and development expenses increased 34% in 1995 compared with 1994 primarily due to higher compensation expense relating to a 24% increase in headcount and higher development costs related to notebook computers and other product development efforts. The Company expects research and development expenses to increase in dollar amount in 1996. Operating expenses for 1994 of 15.7%, (as adjusted) were relatively flat compared with 15.4% for 1993.


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
                                                             ========    =======    =======


     Short-term investment income (loss) was ($7.0) million in 1995 compared with $8.8 million in 1994 and $12.9 million in 1993. Investment losses for 1995 were primarily due to realized losses of $24.4 million on certain of the Company's short-term investments offset by investment income of approximately $17.4 million for 1995. The investment losses were primarily a result of interest rate increases in the United States, Canadian, Japanese, and European interest rate markets. The increase in investment income to $17.4 million for 1995 compared with $8.8 million for 1994 was primarily due to higher average investment balances and higher effective interest rates. Other unrealized losses on short-term investments in the amount of $4.0 million ($2.6 million net of tax) at January 29, 1995, were assessed to be temporary and recorded as a separate component of stockholders' equity. The Company accounts for highly liquid investments with maturities of three months or less at date of acquisition as short-term investments and reflects the related cash flows as investing cash flows. As a result, a significant portion of its gross investment maturities and purchases disclosed as investing cash flows is related to highly liquid investments.


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

                                                                           1993
                                               ------------------------------------------------------------
                                                               QUARTER ENDED
                                               ----------------------------------------------   YEAR ENDED
                                               MAY 3,   AUGUST 2,   NOVEMBER 1,   JANUARY 31,   JANUARY 31,
                                                1992      1992         1992          1993          1993
                                               ------   ---------   -----------   -----------   -----------
Effect on income before income taxes:
  Forward contracts..........................  $  1.0    $   0.7       $  --         $  --        $   1.7
  Synthetic forward contracts................     1.8        2.0         0.9            --            4.7
  Other option contracts.....................    (4.9)     (13.7)       29.8           9.5           20.7
                                               ------    -------    ---------     --------       --------
          Total effect on income before
            income taxes.....................  $ (2.1)   $ (11.0)      $30.7         $ 9.5        $  27.1
                                               ======    =======    =========     ========       ========
Deferred realized and unrealized gain
  (loss).....................................  $(27.2)   $ (38.2)      $(7.5)        $ 2.0        $   2.0
                                               ======    =======    =========     ========       ========
Effect on net income and earnings
  per common share:
  Net income on a mark-to-market basis.......  $ 18.4    $  14.7       $48.9         $38.0        $ 120.8
  Net income as reported.....................  $ 19.8    $  21.9       $28.6         $31.3        $ 101.6
  Earnings per common share on a
     mark-to-market basis....................  $  .48    $   .38       $1.24         $ .94        $  3.08
  Earnings per common share as reported......  $  .52    $   .57       $ .72         $ .77        $  2.59

                                                                            1994
                                                ------------------------------------------------------------
                                                                QUARTER ENDED
                                                ----------------------------------------------   YEAR ENDED
                                                MAY 2,   AUGUST 1,   OCTOBER 31,   JANUARY 30,   JANUARY 30,
                                                 1993      1993         1993          1994          1994
                                                ------   ---------   -----------   -----------   -----------
Effect on income (loss) before income taxes:
  Forward contracts...........................  $  --     $    --       $  --         $  --        $    --
  Synthetic forward contracts.................     --          --          --            --             --
  Other option contracts......................   (0.3)        5.3        (6.4)          1.6            0.2
                                                -----     -------    --------      --------       --------
          Total effect on income (loss) before
            income taxes......................  $(0.3)    $   5.3       $(6.4)        $ 1.6        $   0.2
                                                =====     =======    ========      ========       ========
Deferred realized and unrealized gain
  (loss)......................................  $ 1.7     $   7.0       $  .6         $ 2.2        $   2.2
                                                =====     =======    ========      ========       ========
Effect on net income (loss) and earnings
  (loss) per common share:
  Net income (loss) on a mark-to-market
     basis....................................  $10.0     $ (71.8)      $ 7.8         $18.7        $ (35.6)
  Net income (loss) as reported ..............  $10.2     $ (75.8)      $12.0         $17.7        $ (35.8)
  Earnings (loss) per common share on a
     mark-to-market basis.....................  $ .25     $ (1.93)      $ .16         $ .41        $ (1.06)
  Earnings (loss) per common share as
     reported.................................  $ .25     $ (2.03)      $ .26         $ .39        $ (1.06)

                                                                            1995
                                                 -----------------------------------------------------------
                                                                 QUARTER ENDED
                                                 ---------------------------------------------   YEAR ENDED
                                                 MAY 1,   JULY 31,   OCTOBER 30,   JANUARY 29,   JANUARY 29,
                                                  1994      1994        1994          1995          1995
                                                 ------   --------   -----------   -----------   -----------
Effect on income (loss) before income taxes:
  Forward contracts............................  $   --    $    --      $  --         $  --        $    --
  Synthetic forward contracts..................      --         --         --            --             --
  Other option contracts.......................    (1.9)      (8.2)       0.3           7.1           (2.7)
                                                 ------    -------   --------      --------       --------
          Total effect on income (loss) before
            income taxes.......................  $ (1.9)   $  (8.2)     $ 0.3         $ 7.1        $  (2.7)
                                                 ======    =======   ========      ========       ========
Deferred realized and unrealized gain (loss)...  $  0.3    $  (7.9)     $(7.6)        $(0.5)       $  (0.5)
                                                 ======    =======   ========      ========       ========
Effect on net income (loss) and earnings (loss)
  per common share:
  Net income (loss) on a mark-to-market
     basis.....................................  $ 17.7    $  22.9      $41.6         $65.3        $ 147.3
  Net income (loss) as reported ...............  $ 19.0    $  28.6      $41.4         $60.3        $ 149.2
  Earnings (loss) per common share on a
     mark-to-market basis......................  $  .38    $   .51      $ .94         $1.47        $  3.33
  Earnings (loss) per common share as
     reported..................................  $  .42    $   .65      $ .93         $1.36        $  3.38

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

     The Company utilized $63.7 million of cash during 1995 to construct facilities and to acquire information systems and personal computer office equipment. Capital expenditures for 1996 are expected to be approximately $100 million, primarily related to the construction of manufacturing and administrative facilities, the acquisition and development of an integrated management information system and the acquisition of computer equipment for internal use. The Company believes that its cash and short-term investments and cash flow from operations will be adequate to fund its planned 1996 capital expenditures.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                        PAGE
                                                                                        ----
Financial Statements:
  Report of Independent Accountants...................................................   24
  Consolidated Statement of Financial Position at January 29, 1995 and January 30,
     1994.............................................................................   25
  Consolidated Statement of Operations for the three years ended January 29, 1995.....   26
  Consolidated Statement of Cash Flows for the three years ended January 29, 1995.....   27
  Consolidated Statement of Stockholders' Equity for the three years ended January 29,
     1995.............................................................................   28
  Notes to Consolidated Financial Statements..........................................   29

Financial Statement Schedule:
  For the three years ended January 29, 1995
     Schedule VIII -- Valuation and Qualifying Accounts...............................   60


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

PRICE WATERHOUSE LLP

Austin, Texas
February 21, 1995

                           DELL COMPUTER CORPORATION

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                      JANUARY 29,     JANUARY 30,
                                                                         1995            1994
                                                                      -----------     -----------
Current assets:
  Cash..............................................................   $   42,953      $    3,355
  Short-term investments............................................      484,294         333,667
  Accounts receivable, net..........................................      537,974         410,774
  Inventories.......................................................      292,925         220,265
  Other current assets..............................................      112,215          80,323
                                                                       ----------      ----------
          Total current assets......................................    1,470,361       1,048,384
Property and equipment, net.........................................      116,981          86,892
Other assets........................................................        6,658           5,204
                                                                       ----------      ----------
                                                                       $1,594,000      $1,140,480
                                                                       ==========      ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................................   $  447,071      $  282,708
  Accrued liabilities...............................................      279,402         237,651
  Income taxes......................................................       24,937          17,628
                                                                       ----------      ----------
          Total current liabilities.................................      751,410         537,987
Long-term debt......................................................      113,429         100,000
Other liabilities...................................................       77,425          31,385
Commitments and contingencies
Stockholders' equity:
  Preferred stock: $.01 par value; shares authorized: 5,000,000;
     shares outstanding: 1,250,000..................................           13              13
  Common stock: $.01 par value; shares authorized: 100,000,000;
     shares issued and outstanding: 39,679,638 and 37,929,031,
     respectively...................................................          397             379
  Additional paid-in capital........................................      356,768         320,041
  Unrealized (loss) gain on short-term investments..................       (2,628)          3,230
  Retained earnings.................................................      311,217         170,790
  Cumulative translation adjustment.................................      (14,031)        (23,345)
                                                                       ----------      ----------
          Total stockholders' equity................................      651,736         471,108
                                                                       ----------      ----------
                                                                       $1,594,000      $1,140,480
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


          Foreign currency hedging instruments -- The Company enters into foreign exchange option and forward contracts to hedge its probable anticipated, but not firmly committed, transactions and transaction foreign currency exposures. Subsequent to March 20, 1992, anticipated foreign currency transactions have been hedged using purchased foreign currency option contracts for periods not exceeding twelve months and, to a lesser extent, foreign exchange forward contracts, generally for periods not exceeding three months. Realized and unrealized gains or losses and premiums on foreign currency purchased option contracts that are designated and effective as hedges of probable anticipated currency transactions are deferred and recognized in income in the same period as the hedged transaction. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts, which could be significant.


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


     Earnings (Loss) Per Common Share -- Primary earnings or loss per common share are computed by dividing net income applicable to common stockholders by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options. The Series A Convertible Preferred Stock is not a common share equivalent for purposes of computing earnings or loss per common share. The number of common equivalent shares outstanding is computed using the treasury stock method. Shares used in the fully diluted earnings per share have been adjusted for the assumed conversion of the Company's Series A Convertible Preferred Stock. See Note 4 -- Stockholders' Equity, Preferred Stock.


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

                           DELL COMPUTER CORPORATION

     The contractual maturities of debt securities classified as available-for-sale carried at fair value at January 29, 1995 are as follows:

                                                 LESS THAN    60 DAYS TO      ONE TO
                                                  60 DAYS      ONE YEAR     THREE YEARS     TOTAL
                                                 ---------    ----------    -----------    --------
                                                                   (IN THOUSANDS)
    State and municipal securities.............  $ 114,525     $  68,164      $ 5,876      $188,565
    U.S. Corporate and bank debt...............     62,981        28,910       41,929       133,820
    International corporate and bank debt......     27,000        10,000           --        37,000
                                                 ---------    ----------    -----------    --------
              Total debt securities............  $ 204,506     $ 107,074      $47,805      $359,385
                                                 =========    ==========    ===========    ========

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


     The Indenture governing the Notes contains certain covenants including limitations on the amount of future indebtedness and restrictions on the payment of cash dividends on the Company's common stock under certain circumstances. However, covenants limiting future indebtedness may be inapplicable from time to time if the Notes are assigned an investment grade rating by both of the major rating services.


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


     Effective June 10, 1994, the Company entered into a new line of credit facility which bears interest at a defined Base Rate or Eurocurrency Rate with covenants based on quarterly income, maintenance of net worth, a maximum ratio of total liabilities to tangible net worth, and a maximum inventory level. The line of credit also contains certain restrictions on the payment of cash dividends on the Company's common stock. Maximum amounts available under the credit facility are limited to $90 million less the aggregate of outstanding letters of credit. During the commitment period, the Company is obligated to pay a fee on the unused portion of the credit facility. At January 29, 1995, no amounts were outstanding under this credit facility, and the maximum amount available totaled $77.3 million.

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



     The Company has been named as a defendant in 26 repetitive stress injury lawsuits, most of which are in New York state courts or United States District Courts for the New York City area. One is in the Federal District Court for the State of Pennsylvania. The allegations in all of these lawsuits are similar; each plaintiff alleges that he or she suffers from symptoms generally known as "repetitive stress injury," which allegedly were caused by the design or manufacture of the keyboard supplied with the computer the plaintiff used. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The suits naming the Company are just a few of many lawsuits of this type which have been filed, often naming Apple, Atex, Compaq, IBM, Keytronic and other major suppliers of keyboard products. The Company currently is not able to predict the outcome of these suits. It is possible that the Company may be named in additional suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. However, the Company does not believe that the outcome of any of these matters will have a material adverse effect on the Company's financial condition or results of operations.

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


                                                                 FISCAL YEAR 1995
                                                   ---------------------------------------------
                                                      4TH         3RD         2ND         1ST
                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                   ---------    --------    --------    --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales........................................ $1,032,663    $884,552    $791,496    $766,632
Gross profit.....................................    217,161     181,423     169,637     169,832
Operating income.................................     78,671      59,546      51,061      59,985
Net income.......................................     60,291      41,354      28,559      18,973
Earnings per common share:
  Primary........................................ $     1.36    $    .93    $    .65    $    .42
  Fully diluted.................................. $     1.25    $    .86    $    .62    $     --
Weighted average shares used to compute earnings
  per share:
  Primary........................................     42,862      42,091      40,620      40,315
  Fully diluted..................................     48,079      47,840      46,047
Stock bid prices per share:
  High........................................... $   47 3/4    $     44    $ 30 3/4    $ 30 1/8
  Low............................................ $   36 3/4    $ 27 1/2    $ 21 1/2    $ 19 1/8


                                                                  FISCAL YEAR 1994
                                                   -----------------------------------------------
                                                      4TH         3RD          2ND          1ST
                                                    QUARTER     QUARTER     QUARTER(A)    QUARTER
                                                   ---------    --------    ----------    --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales........................................  $ 742,948    $ 757,284     $700,569     $672,364
Gross profit.....................................    138,350      135,568       45,774      113,124
Operating income (loss)..........................     27,156       17,789      (98,118)      14,149
Net income (loss)................................     17,708       11,982      (75,708)      10,185
Earnings (loss) per common share:................  $     .39    $     .26     $  (2.03)    $    .25
Weighted average shares used to compute earnings
  (loss) per share:..............................     39,870       39,653       37,229       40,455
  Stock bid prices per share:
     High........................................  $  28 1/8    $  21 5/8     $ 34 3/4     $ 49 1/4
     Low.........................................  $  20 1/8    $  15 1/8     $ 13 7/8     $ 27 5/8

- ---------------


(a) As more fully discussed in Note 8 of Notes to Consolidated Financial Statements, during the second quarter of 1994, the Company recorded $71 million of charges primarily associated with inventory writedowns and restructuring and other charges.


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


     Thomas L. Thomas joined Dell in March 1993 as Chief Information Officer. From March 1987 through February 1993, Mr. Thomas was Vice President and Chief Information Officer of Kraft Commercial Products, a division of Philip Morris Companies Inc.


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



     Michael A. Miles was elected to the Board of Directors of Dell in February 1995. Mr. Miles is a special limited partner in the investment firm of Forstmann Little and Co. From September 1991 to July 1994, he was Chairman of the Board and Chief Executive Officer of Philip Morris Companies Inc. Prior to assuming that position, Mr. Miles was Vice Chairman and a member of the Board of Directors of Philip Morris Companies Inc. and Chairman and Chief Executive Officer of Kraft General Foods, Inc., positions he held since December 1989. He is also a member of Chase Manhattan's International Advisory Committee and a trustee of Northwestern University. Mr. Miles is a member of the boards of directors of Dean Witter, Discover & Co., Sears, Roebuck and Co. and Time Warner Inc.


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


                                                                          NUMBER OF
                                                                          SECURITIES             VALUE
                                                                          UNDERLYING         OF UNEXERCISED
                                                                         UNEXERCISED          IN-THE-MONEY
                                                                       OPTIONS/SARS AT      OPTIONS/SARS AT
                                         SHARES                           FY-END(#)            FY-END($)
                                       ACQUIRED ON        VALUE          EXERCISABLE/         EXERCISABLE/
                NAME                   EXERCISE(#)     REALIZED($)     UNEXERCISABLE(A)     UNEXERCISABLE(A)
- -------------------------------------  -----------     -----------     ----------------     ----------------
Michael S. Dell......................          0        $       0                0/            $       0/
                                                                                  0                     0
Morton L. Topfer.....................          0                0                0/                    0/
                                                                            207,500             6,849,024
Eric F. Harslem......................     25,000          816,156            6,160/              119,061/
                                                                            121,399             3,957,008
Thomas J. Meredith...................     20,000          793,550           25,886/              271,448/
                                                                             96,623             2,739,875
L. Scott Flaig.......................      8,336          327,105           16,000/              210,971/
                                                                            101,654             3,397,589


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


     Dell has an Employee Stock Purchase Plan that permits substantially all employees to acquire Dell's common stock at the end of each period at a purchase price of 85% of the lower of the fair market value at the beginning or the end of the participation period. Periods are semi-annual and begin on January 1 and July 1 of each year. Employees may designate up to 10% of their base compensation for the purchase of common stock. The Compensation Committee administers the Employee Stock Purchase Plan.



     Dell has a defined contribution retirement plan which complies with Section 401(k) of the Internal Revenue Code. Substantially all employees who have completed three months of service are eligible to participate in the plan. Effective January 1, 1995, the plan was amended to provide for matching contributions made by Dell of 100% of the employees' voluntary contributions, up to a maximum of 3% of the employees' compensation, and to reduce the service period to three months. Prior to the change, the plan provided for matching contributions made by Dell of 50% of the employees' voluntary contributions, up to a maximum of 6% of the employees' compensation, and required a service period of six months. Employees may also contribute amounts in excess of the 3% up to 15% of compensation, but no matching contributions are made for excess contributions.



     Dell has a deferred compensation plan for executive officers and highly compensated employees that allows the participants to defer a portion of their compensation. Employees may contribute up to 6% of compensation and receive matching contributions in cash of 50% of the voluntary contributions. Employees may contribute amounts in excess of the 6%, but no matching contributions are made for the excess contributions. Both deferred compensation and matching contributions are not segregated from Dell's assets and are therefore subject to Dell being able to pay the amounts when due.


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

                                                                   AMOUNT AND
                                                                   NATURE OF           PERCENTAGE
                    NAME OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP      OF CLASS
    --------------------------------------------------------  --------------------     ----------
    Michael S. Dell.........................................        9,092,051(a)         22.9%
      2112 Kramer Lane, Building 1
      Austin, Texas 78758
    FMR Corp................................................        4,505,500(b)          11.3
      82 Devonshire Street
      Boston, Massachusetts 02109
    Twentieth Century Companies, Inc........................        3,250,000(c)           8.2
      4500 Main Street
      Kansas City, Missouri 64141-9210
    Donald J. Carty.........................................            6,000(d)          *
    Paul O. Hirschbiel, Jr..................................            1,864(e)          *
    Michael H. Jordan.......................................            6,000(d)          *
    George Kozmetsky........................................          228,780(f)          *
    Thomas W. Luce III......................................            3,360(g)          *
    Klaus Luft..............................................                0             *
    Claudine B. Malone......................................            3,000(d)          *
    Michael A. Miles........................................                0(h)          *
    Morton L. Topfer........................................            1,050             *
    Eric F. Harslem.........................................           29,160(d)          *
    Thomas J. Meredith......................................           77,775(d)          *
    L. Scott Flaig..........................................           39,628(d)          *
    All Directors and Executive Officers as a Group
      (19 persons)..........................................        9,677,840(d)          24.4

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


                                            Dell Computer Corporation

DATE: April 6, 1995                                 By:   /s/  MICHAEL S. DELL
                                                             Michael S. Dell
                                                        Chairman of the Board and
                                                         Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


DATE: April 6, 1995                                       /s/  MICHAEL S. DELL
                                                             Michael S. Dell
                                                        Chairman of the Board and
                                                         Chief Executive Officer

DATE: April 6, 1995                                      /s/  THOMAS J. MEREDITH
                                                           Thomas J. Meredith
                                                         Chief Financial Officer

DATE: April 6, 1995                                       /s/  DONALD J. CARTY
                                                             Donald J. Carty
                                                                Director

DATE: April 6, 1995                                   /s/  PAUL O. HIRSCHBIEL, JR.
                                                         Paul O. Hirschbiel, Jr.
                                                                Director

DATE: April 6, 1995                                      /s/  MICHAEL H. JORDAN
                                                            Michael H. Jordan
                                                                Director

DATE: April 6, 1995                                       /s/  GEORGE KOZMETSKY
                                                            George Kozmetsky
                                                                Director

DATE: April 6, 1995                                     /s/  THOMAS W. LUCE, III
                                                           Thomas W. Luce, III
                                                                Director

DATE: April 6, 1995                                          /s/  KLAUS LUFT
                                                               Klaus Luft
                                                                Director

DATE: April 6, 1995                                      /s/  CLAUDINE B. MALONE
                                                           Claudine B. Malone
                                                                Director

DATE: April 6, 1995                                       /s/  MICHAEL A. MILES
                                                            Michael A. Miles
                                                                Director

                               INDEX TO EXHIBITS


                                                                                   SEQUENTIALLY
  EXHIBIT                                                                           NUMBERED
    NO.                             DESCRIPTION OF EXHIBIT                            PAGE
- ----------------------------------------------------------------------------------------------
   23.1    -- Consent of Price Waterhouse LLP.