Form 10-K405/A
period 1995-01-29
DELL COMPUTER CORP
filed 1995-04-20
CIK 826083

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A

                               (AMENDMENT NO. 2)


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


     Dell's direct marketing strategy provides the Company with several competitive advantages. First, Dell can price its products aggressively because it avoids typical dealer mark-ups and high inventory costs of physical stores. Second, it can offer a broader line of products because it is not constrained by physical retail shelf space. Third, the Company can accelerate time-to-market on new product introductions which reduces obsolescence risk because it does not need to support an extensive pipeline of dealer inventory. Fourth, direct customer contact provides valuable information that is used to shape future product offerings and post-sale service and support. Fifth, the Company continually adds to its database of information about its customers, enabling it to market future product offerings more cost-effectively. Finally, by providing its end users with a full range of services, the Company believes it has a greater opportunity to develop customer loyalty than those who market through retail stores. The Company attempts to expand its direct marketing distribution channel through ongoing revision and improvement of its marketing and sales compensation programs to more effectively reach its customers and achieve improved market penetration, by improving its support systems, by pursuing additional distribution opportunities and by entering new markets.


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


     Dell's manufacturing facility in Limerick, Ireland now supplies virtually all of the products the Company sells in Europe, Japan, Australia, the Middle East and Africa. The Company expects to begin construction in March 1995 of a 238,000 square foot combination office and manufacturing facility on a nine-acre site in Penang, Malaysia, to meet the needs of its expanding Asia-Pacific business. Dell intends to continue to expand its international activities by increasing its market presence in existing markets through ongoing revisions and improvement of its marketing and sales compensation programs to more effectively reach its customers, by improving its support systems, by pursuing additional distribution opportunities, and by entering new markets. The Company evaluates international distributor candidates primarily based upon compatibility, brand strategies, and market presence. The success and profitability of international operations may be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), and changes in the value of the United States dollar versus the local currency in which products are sold. Changes in exchange rates may adversely affect the Company's consolidated net sales (as expressed in United States dollars) and gross profit margins from international operations. The Company attempts to mitigate this exposure through hedging transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Hedging Activities."


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


     The Company supplements its direct marketing strategy through distribution agreements with retail mass merchants primarily in Japan and a catalog distribution company in the United Kingdom. In June 1994, the Company adopted a plan to discontinue sales through mass merchant and other consumer retailers in the United States and Canada to better focus on its direct marketing model.


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


     The Company's expenditures on research, development and engineering activities approximated $65 million in fiscal 1995 compared with $49 million for 1994 and $42 million for 1993. The Company considers its research, development and engineering activities to be important to its success and growth. Research, development and engineering spending is determined as part of the annual budget process and is based upon cost-benefit analyses and revenue forecasts. The Company prioritizes activities to focus on projects that it believes will have the greatest market acceptance and return on the Company's investment. See "Business -- Patents, Trademarks and Licenses."


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


     The Company's manufacturing process requires a high volume of quality components that are procured from third party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, a shortage of components, increases in component costs, and reduced control over delivery schedules, any or all of which could adversely affect the Company's financial results. The Company has several single supplier relationships and the lack of availability of timely and reliable supply of components from these sources could adversely affect the Company's business. Even when multiple suppliers are available, the Company may establish a working relationship with a single source when the Company believes it is advantageous due to performance, quality, support, delivery, capacity and price considerations. While the Company has supply agreements with certain suppliers, such agreements typically only specify general terms and conditions, subject to release of purchase orders by the Company and acceptance thereof by the component supplier. In addition, alternative sources of supply are not available for some of the Company's single sourced components. Where alternative sources are available, qualification of the alternative suppliers and establishment of reliable supplies of components from such sources may result in delays and could adversely affect the Company's manufacturing processes and results of operations. The Company occasionally experiences delays in receiving certain components, which can cause delays in the shipment of some products to customers. Also, the Company has occasionally experienced certain defective components, which can affect the reliability and reputation of its products. There can be no assurance that the Company will be able to continue to obtain additional supplies of reliable components in a timely or cost-effective manner. In particular, the Company obtains its supply of microprocessors from Intel Corporation, although certain comparable microprocessors are available from other sources. The Company is continuing to increase its shipments of products incorporating Intel's Pentium microprocessor.


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

     The Company has entered into non-exclusive licensing agreements with Microsoft Corporation for various software packages, including a license for its MS-DOS and Windows operating system software. The license grants the Company the right to distribute copies of MS-DOS and Windows through March 31, 1996, with the right, at the Company's election, to extend the license for up to five additional years. In addition, the Company has entered into a non-exclusive license agreement with Phoenix Technologies, Ltd. ("Phoenix") for basic input-output system (BIOS) and other software that facilitates compatibility between the Com-pany's products and products manufactured and sold by other companies. The license agreement with Phoenix provides for a perpetual license on a royalty-free basis for a nominal annual maintenance fee.

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

SEGMENTS AND SEASONALITY


     Dell operates in one industry segment: the design, development, manufacture, sale, service and support of a broad range of personal computers and related products. In the United States, the Company has experienced increased sales to the government sector in the third fiscal quarter, which the Company believes reflects the budgetary spending practices of the U.S. Federal government. In addition, in its third fiscal quarter, the Company has experienced decreased sales in Europe, which the Company believes is the result of the holiday schedule in European countries in the late summer months. These seasonal trends have not been material relative to the Company's level of consolidated net sales and have partially offset one another. There can be no assurance that the Company will not experience material seasonal trends in the future.


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

                                                                             YEAR ENDED
                                                 -------------------------------------------------------------------
                                                 JANUARY 29,   JANUARY 30,   JANUARY 31,   FEBRUARY 2,   FEBRUARY 3,
                                                   1995(A)       1994(B)        1993          1992          1991
                                                 -----------   -----------   -----------   -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
Statement of Operations Data:
  Net Sales:
    Americas...................................   $2,400,012    $2,037,221    $1,459,607    $ 648,082     $ 397,271
    Europe.....................................      952,943       781,905       552,999      241,857       148,964
    Other International........................      122,388        54,039         1,318           --            --
                                                  ----------    ----------    ----------    ---------     ---------
      Consolidated net sales...................    3,475,343     2,873,165     2,013,924      889,939       546,235
  Cost of sales................................    2,737,290     2,440,349     1,564,472      607,768       364,183
                                                  ----------    ----------    ----------    ---------     ---------
         Gross profit..........................      738,053       432,816       449,452      282,171       182,052
  Operating expenses:
    Selling, general and administrative........      423,429       422,906       267,982      182,155       115,016
    Research, development and engineering......       65,361        48,934        42,358       33,140        22,444
                                                  ----------    ----------    ----------    ---------     ---------
      Total operating expenses.................      488,790       471,840       310,340      215,295       137,460
                                                  ----------    ----------    ----------    ---------     ---------
         Operating income (loss)...............      249,263       (39,024)      139,112       66,876        44,592
  Financing and other income (expense), net....      (36,267)          258         4,180        6,539        (1,020)
                                                  ----------    ----------    ----------    ---------     ---------
    Income (loss) before income taxes..........      212,996       (38,766)      143,292       73,415        43,572
  Provision for income taxes (benefit).........       63,819        (2,933)       41,650       22,504        16,340
                                                  ----------    ----------    ----------    ---------     ---------
         Net income (loss).....................      149,177       (35,833)      101,642       50,911        27,232
  Preferred stock dividends....................       (8,750)       (3,743)           --           --            --
                                                  ----------    ----------    ----------    ---------     ---------
         Net income (loss) applicable to common
           stockholders........................   $  140,427    $  (39,576)   $  101,642    $  50,911     $  27,232
                                                  ==========    ==========    ==========    =========     =========
  Earnings (loss) per common share
    Primary....................................   $     3.38    $    (1.06)   $     2.59    $    1.40     $     .91
                                                  ==========    ==========    ==========    =========     =========
    Fully diluted..............................   $     3.15    $       --    $       --    $      --     $      --
                                                  ==========    ==========    ==========    =========     =========
  Weighted average shares used to compute
    earnings per share
    Primary....................................       41,542        37,333        39,235       36,274        30,064
                                                  ==========    ==========    ==========    =========     =========
    Fully diluted..............................       47,322            --            --           --            --
                                                  ==========    ==========    ==========    =========     =========
Statement of Financial Position Data:
  Working capital..............................   $  718,951    $  510,397    $  358,948    $ 282,646     $  95,163
  Total assets.................................   $1,594,000    $1,140,480    $  927,005    $ 559,563     $ 264,222
  Long-term debt...............................   $  113,429    $  100,000    $   48,373    $  41,450     $      --
  Preferred stock..............................   $  120,151    $  120,151    $       --    $      --     $      --
  Total stockholders' equity...................   $  651,736    $  471,108    $  369,200    $ 274,180     $ 112,005

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

                                                                PERCENTAGE OF CONSOLIDATED NET SALES
                                                              -----------------------------------------
                                                                          FISCAL YEAR ENDED
                                                              -----------------------------------------
                                                              JANUARY 29,    JANUARY 30,    JANUARY 31,
                                                                 1995           1994           1993
                                                              -----------    -----------    -----------
Net sales:
  Americas..................................................      69.1%          70.9%          72.5%
  Europe....................................................      27.4           27.2           27.5
  Other international.......................................       3.5            1.9             --
                                                                 -----          -----          -----
     Consolidated net sales.................................     100.0          100.0          100.0
  Cost of sales.............................................      78.8           84.9           77.7
                                                                 -----          -----          -----
     Gross profit...........................................      21.2           15.1           22.3
Operating expenses:
  Selling, general and administrative.......................      12.2           14.7           13.3
  Research, development and engineering.....................       1.9            1.7            2.1
                                                                 -----          -----          -----
     Total operating expenses...............................      14.1           16.4           15.4
                                                                 -----          -----          -----
          Operating income (loss)...........................       7.1           (1.3)           6.9
Financing and other income (expense), net...................      (1.0)            --            0.2
                                                                 -----          -----          -----
  Income (loss) before income taxes.........................       6.1           (1.3)           7.1
Provision for income taxes (benefit) .......................       1.8           (0.1)           2.1
                                                                 -----          -----          -----
  Net income (loss).........................................       4.3           (1.2)           5.0
Preferred stock dividends...................................      (0.3)          (0.1)            --
                                                                 -----          -----          -----
  Net income (loss) applicable to common stockholders.......       4.0%          (1.3)%          5.0%
                                                                 =====          =====          =====

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


     Consolidated net sales to national accounts, consisting of sales to major corporate, government and education accounts and value-added resellers, led sales gains with a 26% increase to $2.3 billion in 1995 from $1.8 billion in 1994. Consolidated sales to national accounts increased 50% in 1994 from $1.2 billion in 1993. Sales to medium- to small-sized businesses and individuals increased 12% to $1.2 billion for 1995 from $1.0 billion for 1994 despite the decline in sales to mass merchant and other consumer retailers due to the discontinuation of traditional consumer retailer sales in the United States and Canada in July 1994. Sales to medium- to small-sized businesses and individuals increased 31% in 1994 from $787 million for 1993.

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

                                                                           1993
                                               ------------------------------------------------------------
                                                               QUARTER ENDED
                                               ----------------------------------------------   YEAR ENDED
                                               MAY 3,   AUGUST 2,   NOVEMBER 1,   JANUARY 31,   JANUARY 31,
                                                1992      1992         1992          1993          1993
                                               ------   ---------   -----------   -----------   -----------
Effect on income before income taxes:
  Forward contracts..........................  $  1.0    $   0.7       $  --         $  --        $   1.7
  Synthetic forward contracts................     1.8        2.0         0.9            --            4.7
  Other option contracts.....................    (4.9)     (13.7)       29.8           9.5           20.7
                                               ------   --------    --------      --------      ---------
          Total effect on income before
            income taxes.....................  $ (2.1)   $ (11.0)      $30.7         $ 9.5        $  27.1
                                               ======    =======    ========      ========       ========
Deferred realized and unrealized gain
  (loss).....................................  $(27.2)   $ (38.2)      $(7.5)        $ 2.0        $   2.0
                                               ======    =======    ========      ========       ========
Effect on net income and earnings
  per common share:
  Net income on a mark-to-market basis.......  $ 18.4    $  14.7       $48.9         $38.0        $ 120.8
  Net income as reported.....................  $ 19.8    $  21.9       $28.6         $31.3        $ 101.6
  Earnings per common share on a
     mark-to-market basis....................  $  .48    $   .38       $1.24         $ .94        $  3.08
  Earnings per common share as reported......  $  .52    $   .57       $ .72         $ .77        $  2.59

                                                                            1994
                                                ------------------------------------------------------------
                                                                QUARTER ENDED
                                                ----------------------------------------------   YEAR ENDED
                                                MAY 2,   AUGUST 1,   OCTOBER 31,   JANUARY 30,   JANUARY 30,
                                                 1993      1993         1993          1994          1994
                                                ------   ---------   -----------   -----------   -----------
Effect on income (loss) before income taxes:
  Forward contracts...........................  $  --     $    --       $  --         $  --        $    --
  Synthetic forward contracts.................     --          --          --            --             --
  Other option contracts......................   (0.3)        5.3        (6.4)          1.6            0.2
                                                -----    --------    --------      --------      ---------
          Total effect on income (loss) before
            income taxes......................  $(0.3)    $   5.3       $(6.4)        $ 1.6        $   0.2
                                                =====     =======    ========      ========       ========
Deferred realized and unrealized gain
  (loss)......................................  $ 1.7     $   7.0       $  .6         $ 2.2        $   2.2
                                                =====     =======    ========      ========       ========
Effect on net income (loss) and earnings
  (loss) per common share:
  Net income (loss) on a mark-to-market
     basis....................................  $10.0     $ (71.8)      $ 7.8         $18.7        $ (35.6)
  Net income (loss) as reported ..............  $10.2     $ (75.8)      $12.0         $17.7        $ (35.8)
  Earnings (loss) per common share on a
     mark-to-market basis.....................  $ .25     $ (1.93)      $ .16         $ .41        $ (1.06)
  Earnings (loss) per common share as
     reported.................................  $ .25     $ (2.03)      $ .26         $ .39        $ (1.06)

                                                                            1995
                                                 -----------------------------------------------------------
                                                                 QUARTER ENDED
                                                 ---------------------------------------------   YEAR ENDED
                                                 MAY 1,   JULY 31,   OCTOBER 30,   JANUARY 29,   JANUARY 29,
                                                  1994      1994        1994          1995          1995
                                                 ------   --------   -----------   -----------   -----------
Effect on income (loss) before income taxes:
  Forward contracts............................  $   --    $    --      $  --         $  --        $    --
  Synthetic forward contracts..................      --         --         --            --             --
  Other option contracts.......................    (1.9)      (8.2)       0.3           7.1           (2.7)
                                                 ------    -------   --------      --------       --------
          Total effect on income (loss) before
            income taxes.......................  $ (1.9)   $  (8.2)     $ 0.3         $ 7.1        $  (2.7)
                                                 ======    =======   ========      ========       ========
Deferred realized and unrealized gain (loss)...  $  0.3    $  (7.9)     $(7.6)        $(0.5)       $  (0.5)
                                                 ======    =======   ========      ========       ========
Effect on net income (loss) and earnings (loss)
  per common share:
  Net income (loss) on a mark-to-market
     basis.....................................  $ 17.7    $  22.9      $41.6         $65.3        $ 147.3
  Net income (loss) as reported ...............  $ 19.0    $  28.6      $41.4         $60.3        $ 149.2
  Earnings (loss) per common share on a
     mark-to-market basis......................  $  .38    $   .51      $ .94         $1.47        $  3.33
  Earnings (loss) per common share as
     reported..................................  $  .42    $   .65      $ .93         $1.36        $  3.38

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                        PAGE
                                                                                        ----
Financial Statements:
  Report of Independent Accountants...................................................   25
  Consolidated Statement of Financial Position at January 29, 1995 and January 30,
     1994.............................................................................   26
  Consolidated Statement of Operations for the three years ended January 29, 1995.....   27
  Consolidated Statement of Cash Flows for the three years ended January 29, 1995.....   28
  Consolidated Statement of Stockholders' Equity for the three years ended January 29,
     1995.............................................................................   29
  Notes to Consolidated Financial Statements..........................................   30

Financial Statement Schedule:
  For the three years ended January 29, 1995
     Schedule VIII -- Valuation and Qualifying Accounts...............................   61


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


     Inventories --Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. On a quarterly basis, the Company compares on a part by part basis the amount of the inventory on hand and under commitment with its latest forecasted requirements to determine whether writedowns for excess or obsolete inventory are required.


     Property and Equipment -- Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the economic lives of the assets ranging from ten to thirty years for buildings and two to five years for all other assets. Leasehold improvements are amortized over the shorter of five years or the lease term.

     Foreign Currency Translation -- The financial statements for most of the Company's international subsidiaries are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities of these subsidiaries are translated at current rates of exchange at the balance sheet date of the reporting entity. The resulting gains or losses from translation are included in a separate component of stockholders' equity. Income and expense items for these subsidiaries are translated using monthly average exchange rates. Gains or losses resulting from remeasuring monetary asset and liability accounts that are denominated in currencies other than a subsidiary's functional currency are included currently as a component of financing and other income (expense) in the consolidated financial statements. Financial statements for

                           DELL COMPUTER CORPORATION
international subsidiaries with a U.S. dollar functional currency, such as the Company's European manufacturing facility, are translated to U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Income and expense items for these subsidiaries are translated using monthly average exchange rates. Gains and losses from this process are included in the results of operations.

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

                           DELL COMPUTER CORPORATION

     Revenue Recognition -- Sales revenue is recognized at the date of shipment to customers. Provision is made currently for estimated product returns. Revenue from separately priced extended warranty programs is deferred and recognized over the extended warranty period and the related extended warranty costs are recognized as incurred.

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

                           DELL COMPUTER CORPORATION

     The contractual maturities of debt securities classified as available-for-sale carried at fair value at January 29, 1995 are as follows:

                                                 LESS THAN    60 DAYS TO      ONE TO
                                                  60 DAYS      ONE YEAR     THREE YEARS     TOTAL
                                                 ---------    ----------    -----------    --------
                                                                   (IN THOUSANDS)
    State and municipal securities.............  $ 114,525     $  68,164      $ 5,876      $188,565
    U.S. Corporate and bank debt...............     62,981        28,910       41,929       133,820
    International corporate and bank debt......     27,000        10,000           --        37,000
                                                 ---------     ---------      -------      --------
              Total debt securities............  $ 204,506     $ 107,074      $47,805      $359,385
                                                 =========     =========      =======      ========

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

     The following table summarizes stock option activity under the plans for each of the three years ended January 29, 1995:

                                                                     STOCK OPTION PLANS
                                                             -----------------------------------
                                                              PRICE RANGE            NUMBER
                                                               OF SHARES           OF SHARES
                                                              UNDER OPTION        UNDER OPTION
                                                             --------------     ----------------
    Outstanding at February 2, 1992........................    $.11-$19.55          3,727,773
      Granted..............................................    $.01-$36.31          2,642,079
      Canceled.............................................    $.01-$24.69           (475,729)
      Exercised............................................    $.11-$23.31           (850,135)
                                                                                -------------
    Outstanding at January 31, 1993........................    $.01-$36.31          5,043,988
      Granted..............................................    $.01-$36.31          2,505,590
      Canceled.............................................    $.01-$30.69         (1,204,814)
      Exercised............................................    $.01-$23.66           (726,412)
                                                                                -------------
    Outstanding at January 30, 1994........................    $.01-$36.31          5,618,352
      Granted..............................................    $.01-$46.63          2,161,249
      Canceled.............................................    $.01-$30.69           (820,551)
      Exercised............................................    $.01-$36.31         (1,367,527)
                                                                                -------------
    Outstanding at January 29, 1995........................    $.01-$46.63          5,591,523
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

                                                JANUARY 29, 1995          JANUARY 30, 1994
                                             ----------------------    ----------------------
                                             CARRYING       FAIR       CARRYING       FAIR
                                              AMOUNT        VALUE       AMOUNT        VALUE
                                             ---------    ---------    ---------    ---------
                                                              (IN THOUSANDS)
    Short-term investments.................  $ 484,294    $ 484,294    $ 333,667    $ 333,667
    Long-term debt.........................   (113,429)    (117,929)    (100,000)    (105,500)
    Derivative financial instruments:
      Transaction hedging:
         Forward contracts.................      5,402        5,402          (81)         (81)
      Hedging of anticipated transactions:
         Foreign currency option
           contracts.......................     15,154       14,668        5,800        8,035
      Interest rate management:
         Receive fixed/pay floating
           interest rate swaps.............         --       (9,258)          --       (1,170)
         Receive floating/pay fixed
           interest rate swaps.............         --         (827)          --           --
      Investment derivatives:
         Interest rate options and
           swaptions.......................         --           --       (2,444)      (2,444)
         Interest rate swaps...............         --           --          812          812

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


     During the first half of 1994, the Company also recorded $29.3 million of other costs, consisting of $13.8 million of inventory writedowns due to excess components, $12.0 million of costs incurred for the cancellation of certain contracts and a $3.5 million reserve established for litigation in connection with a stockholder suit. These charges arose from the Company's determination that certain products and inventory were excess or obsolete because the products were scheduled to be replaced with newer products or because the Company otherwise had lowered its estimates of expected demand for materials in inventory or under outstanding purchase commitments.



     During the first half of 1994, the Company recorded $22.8 million for the costs of restructuring certain of its operations. The charge included $10.2 million for asset writedowns, $8.1 million related to the consolidation of operations and $4.5 million for employee severance payments. Most of these restructuring charges were associated with consolidating certain common functions in the European subsidiaries and creating regional business units. This consolidation effort was designed to reduce redundant costs and improve the Company's ability to deliver higher levels of operational efficiency and higher quality support in European markets. Operations in some subsidiaries were closed and transferred to other subsidiaries, and some consolidation occurred outside of Europe. Approximately 60% of these charges were cash provisions, approximately half of which were incurred in fiscal 1994. During fiscal 1995, the Company completed certain of the consolidations and closure of a subsidiary. There are no reserves remaining at January 29, 1995.

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
                                      ==========   =========     =========      ==========     ===========

                                                                FISCAL YEAR 1993
                                       -------------------------------------------------------------------
                                                                   OTHER
                                       AMERICAS     EUROPE     INTERNATIONAL   ELIMINATIONS   CONSOLIDATED
                                       ---------   ---------   -------------   ------------   ------------
                                                                 (IN THOUSANDS)
Sales to unaffiliated customers...... $1,459,607   $ 552,999     $   1,318      $       --     $ 2,013,924

Transfers between geographic areas...     35,326          --     $      --         (35,326)             --
                                      ----------   ---------     ---------      -----------    -----------
Total sales.......................... $1,494,933   $ 552,999     $   1,318      $  (35,326)    $ 2,013,924
                                      ==========   =========     =========      ==========     ===========
Operating income..................... $  110,761   $  34,668     $  (6,317)     $       --     $   139,112
                                      ==========   =========     =========      ==========     ===========
Identifiable assets.................. $  671,379   $ 251,633     $   3,993      $       --     $   927,005
                                      ==========   =========     =========      ==========     ===========

                           DELL COMPUTER CORPORATION

NOTE 10 -- SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

                                                                         JANUARY 29,    JANUARY 30,
                                                                            1995           1994
                                                                         -----------    -----------
                                                                               (IN THOUSANDS)
SUPPLEMENTAL CONSOLIDATED STATEMENT OF FINANCIAL POSITION INFORMATION
Accounts receivable:
  Gross accounts receivable............................................   $ 563,555      $ 436,789
  Allowance for doubtful accounts......................................     (25,581)       (26,015)
                                                                          ---------      ---------
                                                                          $ 537,974      $ 410,774
                                                                          =========      =========
Inventories:
  Production materials.................................................   $ 262,150      $ 195,744
  Work-in-process and finished goods...................................      30,775         24,521
                                                                          ---------      ---------
                                                                          $ 292,925      $ 220,265
                                                                          =========      =========
Other current assets:
  Deferred premiums and other foreign exchange contracts...............   $  20,248      $   8,035
  Deferred income taxes................................................      77,806         64,264
  Other current assets.................................................      14,161          8,024
                                                                          ---------      ---------
                                                                          $ 112,215      $  80,323
                                                                          =========      =========
Property and Equipment:
  Land and buildings...................................................   $  41,954      $  12,157
  Computer equipment...................................................      73,125         63,531
  Office furniture and fixtures........................................      22,853         20,992
  Machinery and other equipment........................................      36,288         28,377
  Leasehold improvements...............................................      33,633         26,645
                                                                          ---------      ---------
  Total property and equipment.........................................     207,853        151,702
  Accumulated depreciation and amortization............................     (90,872)       (64,810)
                                                                          ---------      ---------
                                                                          $ 116,981      $  86,892
                                                                          =========      =========
Accrued liabilities:
  Royalties and licensing..............................................   $  34,815      $  50,185
  Accrued compensation.................................................      35,060         14,396
  Accrued warranty costs...............................................      65,468         49,201
  Taxes other than income taxes........................................      39,873         18,143
  Deferred profit on warranty contracts................................      22,451         21,106
  Other accrued liabilities............................................      81,735         84,620
                                                                          ---------      ---------
                                                                          $ 279,402      $ 237,651
                                                                          =========      =========

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

                                                                           LONG-TERM
                                         ANNUAL COMPENSATION($)(A)        COMPENSATION
                                     ----------------------------------   ------------
                                                                             AWARDS
                                                                          ------------
                                                                           SECURITIES
                                                                           UNDERLYING
         NAME AND           FISCAL                         OTHER ANNUAL     OPTIONS/         ALL OTHER
    PRINCIPAL POSITION       YEAR     SALARY     BONUS     COMPENSATION    SARS(#)(B)    COMPENSATION($)(C)
- --------------------------  ------   --------   --------   ------------   ------------   ------------------
Michael S. Dell              1995    $374,850   $443,182   $  92,789(d)            0          $ 10,308
  Chairman of the Board,     1994     358,994          0      33,844(d)            0            13,614
  Chief Executive Officer    1993     337,019    198,668       3,696(d)            0            11,600
Morton L. Topfer             1995     300,000    266,015      82,039(e)      207,500(i)          4,400
  Vice Chairman              1994          --         --             --           --                --
                             1993          --         --             --           --                --
Eric F. Harslem              1995     345,125    306,028      83,802(f)       21,759             4,620
  Senior Vice President,     1994     196,250          0     293,472(f)      130,800                 0
  Product Group              1993          --         --             --           --                --
Thomas J. Meredith           1995     277,894    246,414      71,048(g)       16,076             9,785
  Chief Financial Officer    1994     265,000          0     178,457(g)       31,433             9,744
                             1993      55,208     34,284     115,000(g)      125,000                 0
L. Scott Flaig               1995     314,437    209,113      11,556(h)       18,990             5,177
  Senior Vice President,     1994     300,000          0     224,522(h)       32,000             1,873
  Corporate Operations       1993      51,359     29,325     148,000(h)      100,000                 0

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


     Dell's 1989 and 1993 stock option plans provide that outstanding options granted under these respective stock option plans may become vested and exercisable as of the day immediately preceding the date before any person acquires 50% or more of Dell's outstanding common stock. The Incentive Plan includes provisions governing the effects on outstanding awards granted under the plan upon the occurrence of a dissolution, liquidation, merger, consolidation or other reorganization of Dell, including a provision that permits Dell to allow for the preservation of the rights of the holders of awards in the event of such reorganization or providing for the accelerations of vesting and exercisability of awards.


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


                                                                   AMOUNT AND
                                                                   NATURE OF           PERCENTAGE
                    NAME OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP      OF CLASS
    --------------------------------------------------------  --------------------     ----------
    Michael S. Dell.........................................        9,092,051(a)         22.9%
      2112 Kramer Lane, Building 1
      Austin, Texas 78758
    FMR Corp................................................        4,505,500(b)          11.3
      82 Devonshire Street
      Boston, Massachusetts 02109
    Twentieth Century Companies, Inc........................        3,250,000(c)           8.2
      4500 Main Street
      Kansas City, Missouri 64141-9210
    Donald J. Carty.........................................            6,000(d)          *
    Paul O. Hirschbiel, Jr..................................            1,864(e)          *
    Michael H. Jordan.......................................            6,000(d)          *
    George Kozmetsky........................................          228,780(f)          *
    Thomas W. Luce III......................................            3,360(g)          *
    Klaus Luft..............................................                0             *
    Claudine B. Malone......................................            3,000(d)          *
    Michael A. Miles........................................            2,500(h)          *
    Morton L. Topfer........................................            1,050             *
    Eric F. Harslem.........................................           29,160(d)          *
    Thomas J. Meredith......................................           77,775(d)          *
    L. Scott Flaig..........................................           39,628(d)          *
    All Directors and Executive Officers as a Group
      (19 persons)..........................................        9,680,340(d)          24.4


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

(b) Includes 3,858,500 shares owned by Fidelity Magellan Fund, which is an investment company for which the investment advisor is Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. Also includes 53,100 shares owned by various investment companies and institutional investors to whom Fidelity International Limited is an investment advisor. Until June 30, 1980, Fidelity International Limited was a majority-owned subsidiary of Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. On that date the shares of Fidelity International Limited were distributed to the shareholders of FMR Corp. as a dividend, and the two entities today are independently owned and managed. FMR disclaims any beneficial ownership of these 53,100 shares. Edward C. Johnson 3d and Abigail P. Johnson each own 24.9% of the outstanding voting stock of FMR Corp. and, with other family members and trusts, are part of a controlling group with respect to FMR Corp. A partnership controlled by Edward C. Johnson 3d and members of his family owns approximately 47.22% of the outstanding voting stock of Fidelity International Limited. Edward C. Johnson 3d is Chairman of FMR Corp. and Fidelity International Limited. This beneficial ownership information is based on a filing made with the Securities and Exchange Commission by such beneficial owner, which reflected ownership of common stock as of December 31, 1994.



(c) Investors Research Corporation, a wholly-owned subsidiary of Twentieth Century Companies, Inc. acts as investment advisor to Twentieth Century Investors, Inc., a registered investment company which owns 3,250,000 shares of common stock of the Company. Mr. James E. Stowers, Jr. controls Twentieth Century Companies, Inc. by virtue of his ownership of approximately 60% of the voting stock of Twentieth Century Companies, Inc. This beneficial ownership information is based on a filing made with the Securities and Exchange Commission by such beneficial owner, which reflected ownership of common stock as of December 31, 1994.


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


(h)  All shares are held in the name of Mr. Miles' wife.


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


                                            Dell Computer Corporation

DATE: April 20, 1995                        By:         /s/  MICHAEL S. DELL
                                                             Michael S. Dell
                                                       Chairman of the Board and
                                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


DATE: April 20, 1995                                      /s/  MICHAEL S. DELL
                                                             Michael S. Dell
                                                        Chairman of the Board and
                                                         Chief Executive Officer

DATE: April 20, 1995                                     /s/  THOMAS J. MEREDITH
                                                           Thomas J. Meredith
                                                         Chief Financial Officer

DATE: April 20, 1995                                      /s/  DONALD J. CARTY
                                                             Donald J. Carty
                                                                Director

DATE: April 20, 1995                                  /s/  PAUL O. HIRSCHBIEL, JR.
                                                         Paul O. Hirschbiel, Jr.
                                                                Director

DATE: April 20, 1995                                     /s/  MICHAEL H. JORDAN
                                                            Michael H. Jordan
                                                                Director

DATE: April 20, 1995                                      /s/  GEORGE KOZMETSKY
                                                            George Kozmetsky
                                                                Director

DATE: April 20, 1995                                    /s/  THOMAS W. LUCE, III
                                                           Thomas W. Luce, III
                                                                Director

DATE: April 20, 1995                                         /s/  KLAUS LUFT
                                                               Klaus Luft
                                                                Director

DATE: April 20, 1995                                     /s/  CLAUDINE B. MALONE
                                                           Claudine B. Malone
                                                                Director

DATE: April 20, 1995                                      /s/  MICHAEL A. MILES
                                                            Michael A. Miles
                                                                Director

                               INDEX TO EXHIBITS

                                                                                  SEQUENTIALLY
  EXHIBIT                                                                           NUMBERED
    NO.                             DESCRIPTION OF EXHIBIT                            PAGE
- ---------  --------------------------------------------------------------------  --------------
   23.1    -- Consent of Price Waterhouse LLP.