Form 10-Q
period 1995-04-30
DELL COMPUTER CORP
filed 1995-06-14
CIK 826083

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


                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1995


                         COMMISSION FILE NUMBER:0-17017


                           DELL COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)

                          2112 KRAMER LANE, BUILDING 1
                            AUSTIN, TEXAS 78758-4012
                                 (512) 338-4400
  (Address, zip code and telephone number of registrant's principal executive offices)





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

    AS OF JUNE 12, 1995, 45,286,029 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           DELL COMPUTER CORPORATION

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                    APRIL 30,          JANUARY 29,
                                                                      1995                 1995
                                                                 --------------       -------------
Current assets:
  Cash    . . . . . . . . . . . . . . . . . . . . . . . . . .  $         94,632      $       42,953
  Short-term investments  . . . . . . . . . . . . . . . . . .           423,404             484,294
  Accounts receivable, net  . . . . . . . . . . . . . . . . .           588,288             537,974
  Inventories   . . . . . . . . . . . . . . . . . . . . . . .           337,803             292,925
  Other current assets  . . . . . . . . . . . . . . . . . . .           108,998             112,215
                                                               ----------------      --------------
       Total current assets   . . . . . . . . . . . . . . . .         1,553,125           1,470,361
Property, plant and equipment, net  . . . . . . . . . . . . .           123,301             116,981
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .             6,197               6,658
                                                               ----------------      --------------
                                                               $      1,682,623      $    1,594,000
                                                               ================      ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . .  $        417,716      $      447,071
  Accrued liabilities   . . . . . . . . . . . . . . . . . . .           309,781             279,402
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . .            44,516              24,937
                                                               ----------------      --------------
       Total current liabilities  . . . . . . . . . . . . . .           772,013             751,410
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . .           113,472             113,429
Other liabilities   . . . . . . . . . . . . . . . . . . . . .            83,642              77,425
Commitments and contingencies
Stockholders' equity:
 Preferred stock: $.01 par value; shares authorized:
  5,000,000; shares issued and outstanding: 60,000 and
  1,250,000, respectively . . . . . . . . . . . . . . . . . .                 1                  13
 Common stock: $.01 par value; shares authorized:
  100,000,000; shares issued and outstanding:
  45,070,499 and 39,679,638, respectively . . . . . . . . . .               451                 397
Additional paid-in capital  . . . . . . . . . . . . . . . . .           363,833             356,768
Unrealized loss on short-term investments   . . . . . . . . .            (1,497)             (2,628)
Retained earnings   . . . . . . . . . . . . . . . . . . . . .           360,381             311,217
Cumulative translation adjustment   . . . . . . . . . . . . .            (9,673)            (14,031)
                                                               ----------------      --------------
       Total stockholders' equity   . . . . . . . . . . . . .           713,496             651,736
                                                               ----------------      --------------
                                                               $      1,682,623      $    1,594,000
                                                               ================      ==============



The accompanying notes are an integral part of these condensed consolidated financial statements.


                           DELL COMPUTER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                       ----------------------------------
                                                                          APRIL 30,            MAY 1,
                                                                            1995                1994
                                                                       --------------     ---------------
Net sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   1,135,933      $      766,632
Cost of sales   . . . . . . . . . . . . . . . . . . . . . . . . . .          899,780             596,800
                                                                       -------------      --------------
  Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . .          236,153             169,832
Operating expenses:
  Selling, general and administrative   . . . . . . . . . . . . . .          127,611              94,877
  Research, development and engineering   . . . . . . . . . . . . .           20,879              14,970
                                                                       -------------      --------------
    Total operating expenses    . . . . . . . . . . . . . . . . . .          148,490             109,847
                                                                       -------------      --------------
    Operating income    . . . . . . . . . . . . . . . . . . . . . .           87,663              59,985
Financing and other income (expense), net   . . . . . . . . . . . .             (769)            (32,531)
                                                                       -------------      --------------
  Income before income taxes    . . . . . . . . . . . . . . . . . .           86,894              27,454
Provision for income taxes  . . . . . . . . . . . . . . . . . . . .           25,196               8,481
                                                                       -------------      --------------
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .           61,698              18,973
Preferred stock dividends   . . . . . . . . . . . . . . . . . . . .           11,638               2,187
                                                                       -------------      --------------
Net income applicable to common stockholders  . . . . . . . . . . .    $      50,060      $       16,786
                                                                       =============      ==============
Earnings per common share:
  Primary   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $        1.11      $          .42
                                                                       =============      ==============
  Fully diluted   . . . . . . . . . . . . . . . . . . . . . . . . .    $        1.05      $           --
                                                                       =============      ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                         --------------------------------
                                                                           APRIL 30,            MAY 1,
                                                                              1995               1994
                                                                         -------------       ------------
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    61,698         $    18,973
  Charges to income not requiring cash outlays:
    Depreciation and amortization   . . . . . . . . . . . . . . . .            9,012               7,571
    Net loss on investment derivatives  . . . . . . . . . . . . . .               --               9,283
    Net (gain) loss on short-term investments   . . . . . . . . . .             (250)             15,500
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .              628                 586
  Changes in:
    Operating working capital   . . . . . . . . . . . . . . . . . .          (63,027)            (41,351)
    Non-current assets and liabilities    . . . . . . . . . . . . .            2,259               7,228
                                                                         -----------         -----------
       Net cash provided by operating activities  . . . . . . . . .           10,320              17,790
Cash flows from investing activities:
  Short-term investments:
    Purchases   . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,191,021)           (884,170)
    Maturities and other redemptions    . . . . . . . . . . . . . .        1,252,939             818,322
    Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,000              83,000
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . .          (14,408)            (15,537)
                                                                         -----------         -----------
       Net cash provided by investing activities  . . . . . . . . .           49,510               1,615
Cash flows from financing activities:
  Preferred stock dividends paid  . . . . . . . . . . . . . . . . .          (12,533)             (2,187)
  Issuance of common stock under employee plans   . . . . . . . . .            6,695               4,898
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (82)               (145)
                                                                         -----------         -----------
       Net cash provided by (used in) financing activities  . . . .           (5,920)              2,566
Effect of exchange rate changes on cash   . . . . . . . . . . . . .           (2,231)                926
                                                                         -----------         -----------
Net increase in cash  . . . . . . . . . . . . . . . . . . . . . . .           51,679              22,897
Cash at beginning of period   . . . . . . . . . . . . . . . . . . .           42,953               3,355
                                                                         -----------         -----------
Cash at end of period   . . . . . . . . . . . . . . . . . . . . . .      $    94,632         $    26,252
                                                                         ===========         ===========


  See Note 6 for Supplemental Condensed Consolidated Statement of Cash Flows information.
  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (the "Commission") in the Company's fiscal 1995 Annual Report on Form 10-K, as amended. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position of Dell Computer Corporation and its consolidated subsidiaries at April 30, 1995 and January 29, 1995, and the results of their operations for the three-month periods ended April 30, 1995 and May 1, 1994. Operating results for the three-month period ended April 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 1996.

    Unless otherwise indicated, all references to years in connection with financial information refer to the Company's fiscal years and all references to quarters in connection with financial information refer to the Company's fiscal quarters.

NOTE 2 -- PREFERRED STOCK CONVERSION

    On February 21, 1995, the Company offered to pay a cash premium of $8.25 for each outstanding share of its Series A Convertible Preferred Stock (the "Preferred Stock") that was converted to common stock. The offer of premium upon conversion was available to holders of the Preferred Stock through the closing of the special conversion period on March 22, 1995. The Company also offered to register the resale of the shares of common stock issued upon conversion of the Preferred Stock with the Commission for a 50-day period which ends June 15, 1995. Holders of 1,190,000 shares of Preferred Stock elected to convert and, as a result, received an aggregate of approximately 5.0 million shares of common stock and $9.8 million in cash during the first quarter of 1996. The $9.8 million conversion premium and $0.5 million expenses of the conversion offer were treated as an additional dividend on the Preferred Stock for financial reporting purposes. Accordingly, $11.6 million, comprised of the conversion premium, conversion offer expenses and dividends, was deducted from net income for the first quarter of 1996 to determine the net income applicable to common stockholders. In addition, the weighted average shares outstanding used to compute primary earnings per common share for the first quarter of 1996 includes the shares of common stock issued upon conversion from the closing of the conversion period until the end of the quarter. The conversion of Preferred Stock had the effect of reducing primary earnings per common share by $0.27 and fully diluted earnings per common share by $0.21 for the first quarter of 1996.

NOTE 3 -- SHORT-TERM INVESTMENTS AND INVESTMENT DERIVATIVES

    The Company realized losses on short-term investments of $10.9 million
(net) in the first quarter of 1995, primarily due to a $15.5 million write-down of certain of the Company's short-term investments as a result of interest rate increases in the United States, Canadian, Japanese and European interest rate markets. Additionally, $22.6 million of realized and unrealized losses on interest rate derivatives were recognized in the first quarter of 1995, primarily as a result of these same interest rate increases. The Company discontinued its investment derivative program in the second quarter of 1995.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

    As of May 15, 1995, the Company has been named as a defendant in 27 repetitive stress injury lawsuits, most of which are in New York state courts or United States District Courts for the New York City area. Several are in state courts in New Jersey. One is in the Federal District Court for the Eastern District of Pennsylvania, and one is in Federal District Court in Kansas. The allegations in all of these lawsuits are similar. Each plaintiff alleges that he or she suffers from symptoms generally known as "repetitive stress injury," which allegedly were caused by the design or manufacture of the keyboard supplied with the computer the plaintiff used. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The suits naming the Company are just a few of many lawsuits of this type that have been filed, often naming Apple, Atex, Compaq, IBM, Keytronic and other major suppliers of keyboard products. The Company currently is not able to predict the outcome of these suits. It is possible that the Company may be named in additional suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. However, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company's financial condition or results of operations.

    In March 1995, the Company was named along with twelve other personal computer and/or computer monitor manufacturers in a complaint filed by the District Attorney for Merced County, California. The complaint alleges that each of the defendants has engaged in false and/or misleading advertising with regard to the size of computer monitor screens and seeks unspecified damages and injunctive relief. In May 1995, several other district attorneys in other California counties joined this lawsuit as co-plaintiffs. The Company is vigorously contesting the allegations of the complaint and does not believe that the litigation of the complaint or its outcome will have a material adverse effect on the Company's financial condition or results of operations.

    In May 1995, the Company was named, along with two other personal computer manufacturers and one computer monitor vendor, in a class action complaint filed in the California Superior Court for Marin County. The complaint alleges that each of the defendants has engaged in false and/or misleading advertising with regard to the size of computer monitor screens. The plaintiffs seek restitution in the form of refunds or product exchange, damages, punitive damages and attorneys' fees. The Company plans to vigorously contest the allegations of the complaint. This litigation is currently at a preliminary stage and no discovery has occurred to date. As such, it is too early for the Company to adequately evaluate the likelihood of the plaintiffs prevailing in their claims. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

    On June 9, 1995, the Company was served with a class action complaint filed in State District Court in Travis County, Texas. The complaint alleges that the Company has included "used parts" in its "new" computer systems and has failed to adequately inform its customers and prospective customers of that practice. According to the complaint, these facts constitute fraud, negligent misrepresentation, breach of contract and breach of warranty. The plaintiffs seek refund of the purchase price for computer systems purchased from the Company, damages in an unspecified amount, injunctive relief, interest and attorneys' fees. The Company plans to vigorously contest the allegations of the complaint. This litigation is at a very preliminary stage and no discovery has occurred to date. As such, it is too early for the Company to adequately evaluate the likelihood of the plaintiffs prevailing in their claims. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

NOTE 5 -- EARNINGS PER COMMON SHARE

    Primary earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of common shares and common stock equivalents (if dilutive) outstanding during each period. Common stock equivalents include stock options. The Preferred Stock is not a common stock equivalent for purposes of computing earnings per common share. The number of common stock equivalents outstanding is computed using the treasury stock method. The weighted average shares outstanding used to compute primary earnings per common share for the first quarter of 1996 includes the shares of common stock issued upon conversion of the Preferred Stock from the closing of the conversion period until the end of the quarter. Shares used in the calculation of fully diluted earnings per common share have been adjusted for the assumed conversion of the Company's outstanding Preferred Stock.

NOTE 6 -- SUPPLEMENTAL FINANCIAL INFORMATION (IN THOUSANDS)

Supplemental Condensed Consolidated Statement of Financial Position
Information:

                                                                    APRIL 30,          JANUARY 29,
                                                                      1995                 1995
                                                                 -------------       --------------
Inventories:
  Production materials  . . . . . . . . . . . . . . . . . . .    $     291,365       $      262,150
  Work-in-process and finished goods  . . . . . . . . . . . .           46,438               30,775
                                                                 -------------       --------------
                                                                 $     337,803       $      292,925
                                                                 =============       ==============

Supplemental Condensed Consolidated Statement of Operations Information:

                                                                             THREE MONTHS ENDED
                                                                      -------------------------------
                                                                        APRIL 30,            MAY 1,
                                                                           1995               1994
                                                                       ------------     -------------
Financing and other income (expense), net:
  Investment income (loss), net:
    Short-term investments    . . . . . . . . . . . . . . . .         $     5,612       $     (10,889)
    Investment derivatives    . . . . . . . . . . . . . . . .                  --             (22,607)
  Interest expense  . . . . . . . . . . . . . . . . . . . . .              (4,019)             (2,170)
  Foreign currency transactions   . . . . . . . . . . . . . .              (1,331)              2,540
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . .              (1,031)                595
                                                                      ===========       =============
                                                                      $      (769)      $     (32,531)
                                                                      ===========       =============
Weighted average shares used to compute earnings
  per common share:
  Primary   . . . . . . . . . . . . . . . . . . . . . . . . .              45,254              40,315
                                                                      ===========       =============
  Fully diluted   . . . . . . . . . . . . . . . . . . . . . .              48,772                  --
                                                                      ===========       =============

Supplemental Condensed Consolidated Statement of Cash Flows Information:

                                                                                THREE MONTHS ENDED
                                                                        -----------------------------------
                                                                           APRIL 30,             MAY 1,
                                                                            1995                  1994
                                                                        -------------       ---------------
Changes in operating working capital accounts:
  Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . $        (25,025)     $       (37,113)
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . .          (42,261)               9,964
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .          (34,914)              17,322
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . .           15,619               (3,764)
  Other current assets  . . . . . . . . . . . . . . . . . . . . . .            2,720              (31,659)
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . .           19,519                3,742
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,315                  157
                                                                    ----------------      ---------------
                                                                    $        (63,027)     $       (41,351)
                                                                    ================      ===============

Changes in non-current assets and liabilities:
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . $          1,186      $            40
  Other liabilities   . . . . . . . . . . . . . . . . . . . . . . .            1,073                7,188
                                                                    ----------------      ---------------
                                                                    $          2,259      $         7,228
                                                                    ================      ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all references to years in connection with financial information refer to the Company's fiscal years and all references to quarters in connection with financial information refer to the Company's fiscal quarters. All percentage amounts used in describing operating results are based on the related dollar amounts rounded to the nearest thousand which are set forth in the Condensed Consolidated Financial Statements and related notes thereto.

RESULTS OF OPERATIONS

         The Company reported net income for the first quarter of 1996 of $61.7 million or $1.11 primary earnings per common share compared with net income of $19.0 million or $.42 primary earnings per common share for the comparable period in 1995. The conversion of Preferred Stock in the first quarter of 1996 had the effect of reducing primary earnings per common share by $0.27. Net income for the first quarter of 1995 was reduced by $26.3 million, or $0.65 primary earnings per common share, due to after-tax losses on certain investment derivatives and short-term investments.

        The following table sets forth for the periods indicated the percentage of consolidated net sales represented by certain items in the Company's condensed consolidated statements of operations.



                                                                   PERCENTAGE OF CONSOLIDATED NET SALES
                                                                   ------------------------------------
                                                                             THREE MONTHS ENDED
                                                                   ------------------------------------
                                                                       APRIL 30,             MAY 1,
                                                                         1995                 1994
                                                                   ---------------        -------------
   Net sales:
      Americas  . . . . . . . . . . . . . . . . . . . . . .                62.2%               67.1%
      Europe  . . . . . . . . . . . . . . . . . . . . . . .                30.7                30.4
      Other international . . . . . . . . . . . . . . . . .                 7.1                 2.5
                                                                         ------              ------
         Consolidated net sales . . . . . . . . . . . . . .               100.0               100.0
      Cost of sales . . . . . . . . . . . . . . . . . . . .                79.2                77.8
                                                                         ------              ------
         Gross profit . . . . . . . . . . . . . . . . . . .                20.8                22.2
   Operating expenses:
      Selling, general and administrative . . . . . . . . .                11.3                12.4
      Research, development and engineering . . . . . . . .                 1.8                 1.9
                                                                         ------              ------
         Total operating expenses . . . . . . . . . . . . .                13.1                14.3
                                                                         ------              ------
           Operating income   . . . . . . . . . . . . . . .                 7.7                 7.9
   Financing and other income (expense), net    . . . . . .                (0.1)               (4.3)
                                                                         ------              ------
      Income before income taxes  . . . . . . . . . . . . .                 7.6                 3.6
   Provision for income taxes   . . . . . . . . . . . . . .                 2.2                 1.1
                                                                         ------              ------
      Net income  . . . . . . . . . . . . . . . . . . . . .                 5.4                 2.5
   Preferred stock dividends  . . . . . . . . . . . . . . .                 1.0                 0.3
                                                                         ------              ------
      Net income applicable to common
           stockholders . . . . . . . . . . . . . . . . . .                 4.4%                2.2%
                                                                         ======              ======



Net Sales

    Consolidated net sales increased 48% to $1.14 billion for the first quarter of 1996 compared with $766.6 million for the first quarter of 1995. Unit volumes increased 37% and average revenue per unit increased 8% primarily due to strong demand for the Company's higher priced Pentium(TM) processor-based products and notebook computers. The Company's consolidated net sales (expressed in United States dollars) benefited by approximately 2.6% in the first quarter of 1996 as a result of fluctuations in the average value of the United States dollar relative to its average value in the comparable period of the prior year, net of foreign currency hedging results.

    Consolidated net sales consisted primarily of sales of computer systems, including hardware, certain software and accessories, which amounted to 87% of consolidated net sales in the first quarters of both 1996 and 1995. The remainder of consolidated net sales was comprised of revenue from sales of computer peripherals as well as other hardware, software and accessories sold separately from computer systems and from sales of extended service contracts. Sales of the Company's Pentium processor-based products increased to 55% of system revenue in the first quarter of 1996 from 10% of system revenue in the first quarter of 1995, an increase in revenue of $475.5 million or 749%. Sales of Pentium processor-based products in the first quarter of 1996 increased by $138.4 million or 35% from the fourth quarter of 1995, in which quarter such sales represented 44% of system revenue. The Company's rapid introduction of Pentium processor-based systems relative to its competitors and increased customer acceptance of these systems resulted in the substantial increase in sales of such systems. This shift in demand toward Pentium processor-based products was evident in the Company's sales of 486-based products, which decreased to 45% of system revenue in the first quarter of 1996 from 90% of system revenue in the comparable period of the prior year and 56% of system revenue in the fourth quarter of 1995.

    Revenue from the Company's Latitude(TM) family of notebook computers, which began with the introduction of the Latitude notebook computer line on February 21, 1994, represented 17% of system revenue in the first quarter of 1996, up from 2% in the first quarter of 1995 and 14% in the fourth quarter of 1995. This increase in first quarter notebook computer revenue was due primarily to strong customer acceptance of the Company's Latitude XP notebook computer line introduced in August 1994. The Company further expanded its Latitude family of notebook computers in May 1995 with the introduction of nine new notebook models, including the Company's first Pentium processor-based notebook computers. Revenue from the Company's desktop product lines represented 80% of system revenue (or $789.4 million) in the first quarter of 1996 versus 94% of system revenue (or $619.4 million) in the comparable period of the prior year and 80% of system revenue (or $723.3 million) in the fourth quarter of 1995. Sales from the server product line represented 3% of system revenue (or $25.6 million) in the first quarter of 1996, 4% of system revenue (or $28.7 million) in the first quarter of 1995 and 6% of system revenue (or $49.2 million) in the fourth quarter of 1995. The 6% for the fourth quarter of 1995 included certain high-end desktop products that were generally used as low-end servers; excluding sales of those products, server sales for the fourth quarter of 1995 were approximately 4% of system revenue.

    The Company believes that its success is largely dependent upon continued growth of its notebook product line, its ability to expand its presence in the network server market and its ability to continue to efficiently manage the transition to Pentium processor-based computers and other technological advancements as they become commercially available. There can be no assurance that the Company's development activities will be successful, that product technologies will be available to the Company, that the Company will be able to deliver commercial quantities of computer products in a timely manner or that such products will achieve market acceptance. Some new products introduced by the Company are intended to replace existing products. Although the Company monitors the products that are intended to be replaced and attempts to phase out the manufacture of those products in a timely manner, there can be no assurance that such transitions will be executed without adversely affecting the Company's results of operations or financial condition.

    Consolidated net sales from the Americas (United States, Canada, Mexico and Latin America) increased 37% to $706.2 million for the first quarter of 1996 from $514.3 million in the first quarter of 1995 and increased 2% from $691.3 million in the fourth quarter of 1995. Net revenue from the Company's European operations increased 50% to $348.4 million from $232.8 million in the first quarters of 1996 and 1995, respectively, and increased 17% from $298.0 million in the fourth quarter of 1995. Other international sales increased 317% to $81.3 million for the first quarter of 1996 from $19.5 million in the comparable period in 1995 primarily due to sales growth in Japan where revenue has more than tripled compared to the first quarter of 1995. Other international sales increased 87% in the first quarter of 1996 from $43.4 million in the fourth quarter of 1995, again primarily due to sales growth in Japan. The Company believes that a significant opportunity exists for continued growth in international operations, and during the first quarter of 1996, the Company began construction of a 238,000 square foot combination office and manufacturing facility on a nine-acre site in Penang, Malaysia, to meet the needs of its expanding Asia-Pacific business. Dell intends to continue to expand its international activities by increasing its market presence in existing markets through ongoing revisions and improvement of its marketing and sales compensation programs to more effectively reach its customers, by improving its support systems, by pursuing additional distribution opportunities and by entering new markets. There can be no assurance that the Company will successfully manage the construction of its Malaysian facility, that the facility will meet the needs of its expanding Asia-Pacific business or that the Company will be successful in its efforts to expand its international activities.

    Consolidated net sales to national accounts, consisting of sales to major corporate, government and education accounts and value-added resellers, increased 47% to $720.4 million for the first quarter of 1996 from $490.9
million in the first quarter of 1995.   Sales to medium- to small-sized
businesses and individuals increased 51% to $415.5 million from $275.7 million in the first quarters of 1996 and 1995, respectively, despite the decline in sales to mass merchant and other consumer retailers as a result of the discontinuation of traditional consumer retailer sales in the United States and Canada in July 1994. Revenue from consumer retailers in the United States and Canada represented 7% of consolidated net sales in the first quarter of 1995.

    The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any period. The Company attempts to reduce manufacturing costs by more efficiently managing its flow of customer orders into production, which resulted in an increase in backlog to $135.6 million at April 30, 1995, compared with $95.0 million at January 29, 1995. Consistent with the Company's unconditional 30-day return policy, customers may cancel or reschedule orders without penalty prior to commencement of manufacturing.

Gross Profit Margin

    Gross profit increased $66.3 million in the first quarter of 1996 from the comparable period in the prior year primarily as a result of the increase in unit volumes and in average revenue per unit previously discussed. However, the Company's gross profit as a percentage of consolidated net sales decreased to 20.8% for the first quarter of 1996 from 22.2% for the first quarter of 1995 and was relatively flat with 21.0% in the fourth quarter of 1995. The decrease in gross profit margin in the first quarter of 1996 from the comparable period in 1995 resulted from pricing actions taken by the Company in the United States to enhance its competitive position, as well as from growth in sales of certain of the Company's lower margin desktop products. This decrease was partially offset by a shift in the Company's overall sales mix towards higher margin notebook computers, which grew as a percentage of system revenue from 2% in the first quarter of 1995 to 17% in the first quarter of 1996, and by favorable foreign currency fluctuations, net of hedging results.

    The Company may take pricing actions as it attempts to maintain a competitive mix of price, performance and customer services while managing its liquidity, profitability and growth. The Company attempts to mitigate the effects of price reductions by improving product mix, further reducing component costs and lowering operating costs. There can be no assurance that pricing actions will be effective in stimulating higher levels of sales or that cost reduction efforts will offset the effects of pricing actions on the Company's gross margins.

    The Company's manufacturing process requires a high volume of quality components that are procured from third party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, a shortage of components, increases in component costs and reduced control over delivery schedules, any or all of which could adversely affect the Company's financial results. The Company has several single supplier relationships and the lack of availability of timely and reliable supply of components from these sources could adversely affect the Company's business. Even when multiple suppliers are available, the Company may establish a working relationship with a single source when the Company believes it is advantageous due to performance, quality, support, delivery, capacity and price considerations. While the Company has supply agreements with certain suppliers, such agreements typically only specify general terms and conditions, subject to release of purchase orders by the Company and acceptance thereof by the component supplier. In addition, alternative sources of supply are not available for some of the Company's single sourced components. Where alternative sources are available, qualification of the alternative suppliers and establishment of reliable supplies of components from such sources may result in delays and could adversely affect the Company's manufacturing processes and results of operations. The Company occasionally experiences delays in receiving certain components, which can cause delays in the shipment of some products to customers. Additionally, the Company has occasionally experienced certain defective components, which can affect the reliability and reputation of its products. There can be no assurance that the Company will be able to continue to obtain additional supplies of reliable components in a timely or cost-effective manner. In particular, the Company obtains its supply of microprocessors from Intel Corporation, although certain comparable microprocessors are available from other sources. The Company is continuing to increase its shipments of products incorporating Intel's Pentium microprocessor.

    In November 1994, an inaccuracy in Intel's Pentium microprocessor was publicized that, in some cases, may cause errors in division. Based on information from Intel Corporation, the Company believes only a limited number of its Pentium microprocessor customers perform calculations affected by the inaccuracy. Nonetheless, Intel has offered replacement microprocessors to end-users for any Pentium microprocessor exhibiting this inaccuracy. By early February 1995, all of the Company's new shipments of Pentium processor-based products contained the corrected Pentium microprocessors. Although the Company previously shipped products which included Pentium microprocessors which exhibited the inaccuracy, the Company believes that the costs associated with the replacement of such microprocessors will not have a material adverse effect on the Company's results of operations or financial condition.

Operating Expenses

    Operating expenses increased 35% to $148.5 million in the first quarter of 1996 from $109.8 million in the comparable period of the prior year. However, operating expenses as a percentage of consolidated net sales decreased to 13.1% for the first quarter of 1996 from 14.3% for the first quarter of 1995. Selling, general and administrative expenses increased 35% to $127.6 million in the first quarter of 1996 from $94.9 million in the first quarter of the prior year. The increase in selling, general and administrative expenses resulted from increased compensation-related expenses as the Company strengthened its management team and increased staffing to meet the demands of its growth and increased costs relating to the Company's investment in global information systems. Research, development and engineering expenses increased 39% to $20.9 million in the first quarter of 1996 from $14.9 million in the first quarter of 1995. The increase in research, development and engineering expenses resulted primarily from higher compensation expense relating to an increase in headcount and higher development costs related to notebook computers.

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

Financing and Other Income (Expense), net

    Financing and other income (expense), net was ($.8) million for the first quarter of 1996 compared with ($32.5) million for the first quarter of 1995. The table below sets forth for the periods indicated the components of financing and other income (expense), net:

                                                                                              THREE MONTHS ENDED
                                                                                        ---------------------------------
                                                                                          APRIL 30,             MAY 1,
                                                                                             1995                1994
                                                                                        -------------       -------------
                  Financing and other income (expense), net:
                   Investment income (loss), net:
                      Short-term investments    . . . . . . . . . . . . . . . . . .       $     5,612       $     (10,889)
                      Investment derivatives    . . . . . . . . . . . . . . . . . .                --             (22,607)
                   Interest expense   . . . . . . . . . . . . . . . . . . . . . . .            (4,019)             (2,170)
                   Foreign currency transactions    . . . . . . . . . . . . . . . .            (1,331)              2,540
                   Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,031)                595
                                                                                          ===========       =============
                                                                                          $      (769)      $     (32,531)
                                                                                          ===========       =============

    Short-term investment income (loss) was $5.6 million in the first quarter of 1996 compared with ($10.9) million in the first quarter of 1995. The investment loss for the first quarter of 1995 was primarily due to a $15.5 million write-down of certain of the Company's short-term investments as a result of interest rate increases in the United States, Canadian, Japanese and European interest rate markets. The Company accounts for highly liquid investments with maturities of three months or less at date of acquisition as short-term investments and reflects the related cash flows as investing cash flows. As a result, a significant portion of its gross investment maturities and purchases disclosed as investing cash flows is related to highly liquid investments.

    Realized and unrealized net losses on interest rate derivatives recognized in income were ($22.6) million in the first quarter of 1995. The losses were primarily a result of interest rate increases in the United States, Canadian, Japanese and European interest rate markets. The Company closed all remaining investment derivatives during the second quarter of 1995. The Company intends to use derivative financial instruments only to manage its exposure to fluctuations in foreign currency exchange rates and to manage market risk on components of its debt and equity.

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

    Interest expense increased in the first quarter of 1996 to $4.0 million from $2.2 million in the first quarter of 1995. The increase in interest expense in 1996 was primarily due to higher borrowings and higher interest rates in the first quarter of 1996. Concurrently with the issuance of the 11% Senior Notes (the "Notes") in the third quarter of 1994, the Company entered into interest rate swap agreements to manage the interest costs associated with the Notes. The swap agreements effectively changed the Company's interest rate exposure from a fixed-rate to a floating-rate basis. However, in response to increasing interest rates, in August 1994, the Company entered into offsetting swap agreements to effectively change its interest rate exposure from a floating-rate basis to a fixed-rate basis. The interest rate swap agreements mature on August 15, 1998, the first available redemption date of the Notes.
At the end of the first quarter of 1996, the Company had outstanding receive fixed/pay floating interest rate swaps with an aggregate notional amount of $100 million offset by receive floating/pay fixed interest rate swaps with an aggregate notional amount of $100 million. The weighted average interest rate on the Notes, adjusted by the swaps, was 13.8% for the first quarter of 1996 and 10.3% for the first quarter of 1995.

    Net foreign currency transaction gains (losses) were ($1.4) million for the first quarter of 1996 compared to $2.6 million for the first quarter of 1995 primarily due to the weakening of the United States dollar relative to other major foreign currencies.

    Financing fees and other income (expense) were ($1.0) million in the first quarter of 1996 compared with $.6 million in the first quarter of 1995. The increase in financing fees and other income (expense) was primarily due to higher financing-related expenses incurred in 1996 in connection with the refinancing of debt and credit facilities.

Income Tax

    The Company's effective tax rate was 29.0% for the first quarter of 1996 compared with 30.9% for the first quarter of 1995. The change in the effective tax rate resulted from changes in the geographical distribution of income and losses.

Fluctuations in Operating Results

    The Company's operating results may fluctuate from period to period and will depend on numerous factors, including, but not limited to, customer demand and market acceptance of the Company's products, new product introductions, product obsolescence, component price fluctuations, varying product mix, foreign currency exchange rates, foreign currency and interest rate hedging and other factors. In addition, the Company has operated without a material backlog so that net sales in a given quarter are dependent on customer orders received in that quarter and operating expenditures are primarily based on forecasts of customer demand. As a result, if demand does not meet the Company's expectations in any given period, the sales shortfall may result in an increased impact on operating results due to the Company's inability to adjust operating expenditures quickly enough to compensate for such shortfall. The Company's business is sensitive to the spending patterns of its customers, which in turn are subject to prevailing economic conditions and other factors beyond the Company's control. The Company's results of operations could be materially adversely affected by changes in economic conditions or customer spending patterns for personal computer products.

HEDGING ACTIVITIES

    The results of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the United States dollar. The financial statements of the Company's international sales subsidiaries have generally been measured using the local currency as the functional currency. An increase in the value of the United States dollar increases costs incurred by the Company's international operations because many of its component purchases are denominated in the United States dollar.
Changes in exchange rates may negatively affect the Company's consolidated net sales (as expressed in United States dollars) and gross profit margins from international operations. Effective January 30, 1995, most of the Company's European sales are made from a U.S. dollar functional currency entity.

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

    Realized and unrealized gains or losses and premiums on foreign currency purchased option contracts that are designated and effective as hedges of probable anticipated, but not firmly committed, foreign currency transactions are deferred and recognized in income in the same period as the hedged transaction. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts, which could be significant. Forward contracts designated as hedges of anticipated transactions are accounted for on a mark-to-market basis and included in income as a component of net sales or cost of sales, depending upon which transaction is hedged. Transaction exposures representing firm foreign currency commitments are generally hedged using foreign exchange forward contracts. Forward contracts related to transaction exposures are accounted for on a mark-to-market basis with realized and unrealized gains or losses included in financing and other income (expense) as an offset to the underlying hedged transaction. The risk of loss associated with forward contracts is limited to the exchange rate differential from the time the contract is made until the time it is settled.

    The Company enters into foreign currency purchased options and, to a lesser extent, forward contracts to hedge a portion of its anticipated, but not firmly committed, transactions including sales by international subsidiaries, which includes international sales by a U.S. dollar functional currency entity and intercompany shipments to certain international subsidiaries, and foreign currency denominated purchases of certain components. Foreign currency purchased options generally expire in twelve months or less and forward contracts generally mature in three months or less. The principal hedge currencies are the German mark, the British pound and the Japanese yen. At April 30, 1995, the Company held purchased option contracts that were designated and effective as hedges of anticipated sales by international subsidiaries with a total notional amount of $787.9 million and a combined net realized and unrealized loss of $3.8 million. At April 30, 1995, the Company held purchased options that were designated and effective as hedges of foreign currency denominated purchases with a total notional amount of $62.0 million and a combined net realized and unrealized gain of $6.6 million. Forward contracts with maturity dates of less than three months designated to hedge foreign currency transaction exposures of $42.7 million were outstanding at April 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash flow from operating activities for the first three months of 1996 was $10.3 million. The Company's primary source of cash during the quarter resulted from short-term investment activity, where maturities, redemptions and sales exceeded purchases by $63.9 million. Working capital totaled $781.1 million at April 30, 1995 compared with $719.0 million at January 29, 1995. Days in accounts receivable at the end of the first quarter of 1996 remained unchanged from 47 days at the end of 1995. Days in accounts payable decreased to 42 days at the end of the first quarter of 1996 from 49 days at the end of 1995. Inventory levels increased slightly to 34 days of supply at the end of the first quarter of 1996 from 32 days at the end of 1995. Maintaining the Company's current inventory level is dependent upon the Company's ability to achieve targeted revenue and product mix, to further minimize complexities in its product line and to maximize commonality of parts. There can be no assurance that the Company will be able to maintain these low inventory levels in future periods.

        The Company utilized $14.4 million of cash during the first three months of 1996 to construct facilities and to acquire information systems and personal computer office equipment. Total capital expenditures for 1996 are expected to be approximately $100 million, primarily related to the construction of manufacturing and administrative facilities, the acquisition and development of an integrated management information system and the acquisition of computer equipment for internal use. The Company believes that its cash and short-term investments and its cash flow from operating activities will be adequate to fund its planned 1996 capital expenditures.

        The Company had a line of credit facility which expired June 8, 1995, and bore interest at a defined Base Rate or Eurocurrency Rate with covenants based on quarterly income, maintenance of net worth, a maximum ratio of total liabilities to tangible net worth and a maximum inventory level. The line of credit also contained certain restrictions on the payment of cash dividends on the Company's common stock. Maximum amounts available under the credit facility were limited to $90 million less the aggregate of outstanding letters of credit. During the commitment period, the Company was obligated to pay a fee on the unused portion of the credit facility. No borrowings were outstanding under this credit facility as of April 30, 1995, and the maximum available totaled $81.7 million as of April 30, 1995.

        Effective June 8, 1995, the Company entered into a series of line of credit facilities, each of which bears interest at a defined Base Rate or Eurocurrency Rate with a covenant based on quarterly maintenance of net worth.

Maximum aggregate amounts available under the new credit facilities are limited to $100 million less the aggregate of outstanding letters of credit under these facilities. During the commitment period, the Company is obligated to pay a fee on the unused portion of the credit facilities. No borrowings or letters of credit were outstanding under these credit facilities as of June 12, 1995, and the maximum available totaled $100 million.

        The Company's subsidiary, Dell Receivables Corporation, has a Receivables Purchase Agreement which expires June 22, 1996, pursuant to which the Company may raise up to $100 million through the sale of interests in certain of its accounts receivable. The Company is obligated to pay a commitment fee on the unused portion of the amount available under the Receivables Purchase Agreement. As of April 30, 1995, this facility was unused.

        On February 21, 1995, the Company offered to pay a cash premium of $8.25 for each outstanding share of its Series A Convertible Preferred Stock (the "Preferred Stock") that was converted to common stock. The offer of premium upon conversion was available to holders of the Preferred Stock through the closing of the special conversion period on March 22, 1995. The Company also offered to register the resale of the shares of common stock issued upon conversion of the Preferred Stock with the Securities and Exchange Commission for a 50-day period which ends June 15, 1995. Holders of 1,190,000 shares of Preferred Stock elected to convert and, as a result, received an aggregate of approximately 5.0 million shares of common stock and $9.8 million in cash during the first quarter of 1996. The $9.8 million conversion premium and $0.5 million expenses of the conversion offer were treated as an additional dividend on the Preferred Stock for financial reporting purposes.

        Repayment of the Company's $100 million in 11% Senior Notes due August 15, 2000, a $14 million loan secured by its facilities in Round Rock, Texas and its operating lease commitments constitute the Company's long-term commitments to use cash.

        Management believes that sufficient resources will be available to meet the Company's cash requirements through at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

                         PART II  --  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    As of May 15, 1995, the Company has been named as a defendant in 27 repetitive stress injury lawsuits, most of which are in New York state courts or United States District Courts for the New York City area. Several are in state courts in New Jersey. One is in the Federal District Court for the Eastern District of Pennsylvania, and one is in Federal District Court in Kansas. The allegations in all of these lawsuits are similar. Each plaintiff alleges that he or she suffers from symptoms generally known as "repetitive stress injury," which allegedly were caused by the design or manufacture of the keyboard supplied with the computer the plaintiff used. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The suits naming the Company are just a few of many lawsuits of this type that have been filed, often naming Apple, Atex, Compaq, IBM, Keytronic and other major suppliers of keyboard products. The Company currently is not able to predict the outcome of these suits. It is possible that the Company may be named in additional suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. However, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company's financial condition or results of operations.

    In March 1995, the Company was named along with twelve other personal computer and/or computer monitor manufacturers in a complaint filed by the District Attorney for Merced County, California. The complaint alleges that each of the defendants has engaged in false and/or misleading advertising with regard to the size of computer monitor screens and seeks unspecified damages and injunctive relief. In May 1995, several other district attorneys in other California counties joined this lawsuit as co-plaintiffs. The Company is vigorously contesting the allegations of the complaint and does not believe that the litigation of the complaint or its outcome will have a material adverse effect on the Company's financial condition or results of operations.

    In May 1995, the Company was named, along with two other personal computer manufacturers and one computer monitor vendor, in a class action complaint filed in the California Superior Court for Marin County. The complaint alleges that each of the defendants has engaged in false and/or misleading advertising with regard to the size of computer monitor screens. The plaintiffs seek restitution in the form of refunds or product exchange, damages, punitive damages and attorneys' fees. The Company plans to vigorously contest the allegations of the complaint. This litigation is currently at a preliminary stage and no discovery has occurred to date. As such, it is too early for the Company to adequately evaluate the likelihood of the plaintiffs prevailing in their claims. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

    For additional information about a Federal Trade Commission inquiry and a State of California Attorney General investigation into the Company's advertising and marketing claims regarding monitor screen sizes, see Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995.

    On June 9, 1995, the Company was served with a class action complaint filed in State District Court in Travis County, Texas. The complaint alleges that the Company has included "used parts" in its "new" computer systems and has failed to adequately inform its customers and prospective customers of that practice. According to the complaint, these facts constitute fraud, negligent misrepresentation, breach of contract and breach of warranty. The plaintiffs seek refund of the purchase price for computer systems purchased from the Company, damages in an unspecified amount, injunctive relief, interest and attorneys' fees. The Company plans to vigorously contest the allegations of the complaint. This litigation is at a very preliminary stage and no discovery has occurred to date. As such, it is too early for the Company to adequately evaluate the likelihood of the plaintiffs prevailing in their claims. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits


 EXHIBIT
   NO.                         DESCRIPTION OF EXHIBIT
 -------                       ----------------------
    10     Severance Agreement, dated April 28, 1995, between the Company and L. Scott Flaig
    11     Statement Re Computation of Per Share Earnings
    27     Financial Data Schedule


         (b) Reports on Form 8-K

             The registrant filed no Current Reports on Form 8-K during the first quarter of 1996. On June 2, 1995, the registrant filed a Current Report on Form 8-K dated May 2, 1995, which reported under Item 5 recent developments in certain legal proceedings that are described under Item 1 of Part II of this Report.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 DELL COMPUTER CORPORATION


 June 14, 1995                                  /s/  Thomas J. Meredith
                                                     Thomas J. Meredith
                                                   Chief Financial Officer
                                             (On behalf of the registrant and as
                                                  principal financial officer)

                               INDEX TO EXHIBITS


 EXHIBIT
   NO.                 DESCRIPTION OF EXHIBIT
 -------               ----------------------
  10     Severance Agreement, dated April 28, 1995, between the Company and L. Scott Flaig
  11     Statement Re Computation of Per Share Earnings
  27     Financial Data Schedule