Form 10-Q
period 1995-07-30
DELL COMPUTER CORP
filed 1995-09-12
CIK 826083

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


                  FOR THE QUARTERLY PERIOD ENDED JULY 30, 1995


                         COMMISSION FILE NUMBER:0-17017


                           DELL COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)

      DELAWARE                                                74-2487834
(State of incorporation)                               (I.R.S. Employer ID No.)


                         2214 WEST BRAKER LANE, SUITE D
                            AUSTIN, TEXAS 78758-4053
                    (Address of principal executive offices)
                                 (512) 338-4400
                               (Telephone number)


                          2112 KRAMER LANE, BUILDING 1
                            AUSTIN, TEXAS 78758-4012
                                (Former address)



        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.    YES /X/     NO / /

        AS OF SEPTEMBER 8, 1995, 45,882,212 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

================================================================================

                       PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           DELL COMPUTER CORPORATION

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                        JULY 30,            JANUARY 29,
                                                                          1995                 1995
                                                                    -----------------   -----------------
Current assets:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $          66,563   $          42,953
  Short-term investments  . . . . . . . . . . . . . . . . . . . . .           503,271             484,294
  Accounts receivable, net    . . . . . . . . . . . . . . . . . . .           671,767             537,974
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . .           381,962             292,925
  Other current assets  . . . . . . . . . . . . . . . . . . . . . .           104,800             112,215
                                                                    -----------------   -----------------
       Total current assets   . . . . . . . . . . . . . . . . . . .         1,728,363           1,470,361
Property, plant and equipment, net  . . . . . . . . . . . . . . . .           145,185             116,981
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,738               6,658
                                                                    -----------------   -----------------
                                                                    $       1,885,286   $       1,594,000
                                                                    =================   =================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . $         454,874   $         402,682
  Accrued and other liabilities   . . . . . . . . . . . . . . . . .           410,687             323,791
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .            11,969              24,937
                                                                    -----------------   -----------------
       Total current liabilities  . . . . . . . . . . . . . . . . .           877,530             751,410

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .           113,359             113,429
Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . .            91,542              77,425
Commitments and contingencies
Stockholders' equity:
  Preferred stock: $.01 par value; shares authorized: 5,000,000;
    shares issued and outstanding: 60,000 and 1,250,000,
    respectively  . . . . . . . . . . . . . . . . . . . . . . . . .                 1                  13
  Common stock: $.01 par value; shares authorized:
    100,000,000; shares issued and outstanding: 45,760,831 and
    39,679,638, respectively  . . . . . . . . . . . . . . . . . . .               458                 397
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . .           403,092             361,181
  Unrealized loss on short-term investments   . . . . . . . . . . .            (1,179)             (2,628)
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . .           425,351             311,217
  Unearned compensation . . . . . . . . . . . . . . . . . . . . . .           (15,159)             (4,413)
  Cumulative translation adjustment   . . . . . . . . . . . . . . .            (9,709)            (14,031)
                                                                    -----------------   -----------------
       Total stockholders' equity   . . . . . . . . . . . . . . . .           802,855             651,736
                                                                    -----------------   -----------------
                                                                    $       1,885,286   $       1,594,000
                                                                    =================   =================




    The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                   -----------------------------    ----------------------------
                                                     JULY 30,        JULY 31,          JULY 30,       JULY 31,
                                                       1995            1994              1995          1994
                                                   -------------   -------------    -------------  -------------
Net sales . . . . . . . . . . . . . . . . . .      $   1,205,593   $     791,496    $   2,341,526  $   1,558,128
Cost of sales . . . . . . . . . . . . . . . .            942,952         621,859        1,842,732      1,218,659
                                                   -------------   -------------    -------------  -------------
  Gross margin  . . . . . . . . . . . . . . .            262,641         169,637          498,794        339,469
Operating expenses:
  Selling, general and administrative . . . .            147,327         102,646          274,938        197,523
  Research, development and engineering . . .             24,647          15,930           45,526         30,900
                                                   -------------   -------------    -------------  -------------
    Total operating expenses  . . . . . . . .            171,974         118,576          320,464        228,423
                                                   -------------   -------------    -------------  -------------
    Operating income  . . . . . . . . . . . .             90,667          51,061          178,330        111,046
Financing and other income (expense), net . .                988          (9,671)             219        (42,202)
                                                   -------------   -------------    -------------  -------------
  Income before income taxes  . . . . . . . .             91,655          41,390          178,549         68,844
Provision for income taxes  . . . . . . . . .             26,580          12,831           51,776         21,312
                                                   -------------   -------------    -------------  -------------
  Net income  . . . . . . . . . . . . . . . .             65,075          28,559          126,773         47,532
Preferred stock dividends . . . . . . . . . .                105           2,188           11,743          4,375
                                                   -------------   -------------    -------------  -------------
Net income available to common
  stockholders  . . . . . . . . . . . . . . .      $      64,970   $      26,371    $     115,030  $      43,157
                                                   =============   =============    =============  =============
Earnings per common share:
  Primary . . . . . . . . . . . . . . . . . .      $        1.32   $        0.65    $        2.43  $        1.06
                                                   =============   =============    =============  =============
  Fully diluted . . . . . . . . . . . . . . .      $        1.31   $        0.62    $        2.36  $        1.03
                                                   =============   =============    =============  =============


       The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                    ---------------------------------
                                                                      JULY 30,            JULY 31,
                                                                        1995                1994
                                                                    -------------      --------------
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . $     126,773      $       47,532
  Charges to income not requiring cash outlays:
    Depreciation and amortization   . . . . . . . . . . . . . . . .        18,545              15,354
    Net (gain) loss on short-term investments   . . . . . . . . . .          (299)             21,218
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,354                 996
  Changes in:
    Operating working capital   . . . . . . . . . . . . . . . . . .       (75,345)            (44,929)
    Non-current assets and liabilities  . . . . . . . . . . . . .           4,617              10,198
                                                                    -------------      --------------
       Net cash provided by operating activities  . . . . . . . . .        75,645              50,369
Cash flows from investing activities:
  Short-term investments:
    Purchases   . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,106,198)         (1,925,730)
    Maturities and other redemptions  . . . . . . . . . . . . . . .     2,070,520           1,824,635
    Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,951             106,406
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . .       (45,787)            (32,535)
                                                                    -------------      --------------
       Net cash used in investing activities  . . . . . . . . . . .       (61,514)            (27,224)
Cash flows from financing activities:
  Preferred stock dividends paid  . . . . . . . . . . . . . . . . .       (12,638)             (4,375)
  Issuance of common stock under employee plans . . . . . . . . . .        28,948              12,006
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (389)               (503)
                                                                    -------------      --------------
       Net cash provided by financing activities  . . . . . . . . .        15,921               7,128
Effect of exchange rate changes on cash . . . . . . . . . . . . . .        (6,442)              1,773
                                                                    -------------      --------------
Net increase in cash  . . . . . . . . . . . . . . . . . . . . . . .        23,610              32,046
Cash at beginning of period . . . . . . . . . . . . . . . . . . . .        42,953               3,355
                                                                    -------------      --------------
Cash at end of period   . . . . . . . . . . . . . . . . . . . . . . $      66,563      $       35,401
                                                                    =============      ==============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (the "Commission") in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995, as amended. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position of Dell Computer Corporation and its consolidated subsidiaries at July 30, 1995 and January 29, 1995 and the results of their operations for the three-month and six-month periods ended July 30, 1995 and July 31, 1994. Reclassification of certain prior period amounts has been made for comparative purposes.

    Unless otherwise indicated, all references to years or quarters in connection with financial information are references to the Company's fiscal years and fiscal quarters, respectively.

NOTE 2 -- PREFERRED STOCK CONVERSION

    On February 21, 1995, the Company offered to pay a cash premium of $8.25 for each outstanding share of its Series A Convertible Preferred Stock (the "Preferred Stock") that was converted to common stock. The offer of premium upon conversion was available to holders of the Preferred Stock through the closing of the special conversion period on March 22, 1995. The Company also offered to register the resale of the shares of common stock issued upon conversion of the Preferred Stock with the Commission for a 50-day period, which ended June 15, 1995. Holders of 1,190,000 shares of Preferred Stock elected to convert and, as a result, received an aggregate of approximately 5.0 million shares of common stock and $9.8 million in cash during the first quarter of 1996. The $9.8 million conversion premium and $0.5 million of expenses of the conversion offer were treated as an additional dividend on the Preferred Stock for financial reporting purposes. Accordingly, $11.7 million, comprised of the conversion premium, conversion offer expenses and dividends, were deducted from net income for the first six months of 1996 to determine the net income available to common stockholders. In addition, the weighted average shares outstanding used to compute primary earnings per common share for the first six months of 1996 includes the shares of common stock issued upon conversion from the closing of the conversion period until the end of the six-month period.

NOTE 3 -- INCREASE IN THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK

    On July 21, 1995, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock, par value $.01 per share, that the Company is authorized to issue from 100 million to 300 million. The amendment was filed in the office of the Secretary of State of the State of Delaware on August 3, 1995. In accordance with the provisions of the Delaware General Corporation Law, such amendment became effective upon filing.

NOTE 4 -- RESTRICTED STOCK

    As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995, as amended, the Company granted certain restricted stock during 1995 that typically vests over a seven-year period. During the first half of 1996, the Company granted approximately 260,000 additional shares of restricted stock to employees pursuant to its long-term incentive plan. The unearned compensation associated with restricted stock at July 30, 1995 has been presented separately in the Condensed Consolidated Statement of Financial Position. In prior periods, the unearned compensation was combined with additional paid-in capital, but the amount at January 29, 1995 has been reclassified in the accompanying Condensed Consolidated Statement of Financial Position to conform with the current period presentation.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

    The Company has been named as a defendant in 30 repetitive stress injury lawsuits, most of which are in New York state courts or United States District Courts for the New York City area. Several are in state courts in New Jersey. One is in the Federal District Court for the Eastern District of Pennsylvania, and one is in Federal District Court in Kansas. The allegations in all of these lawsuits are similar. Each plaintiff alleges that he or she suffers from symptoms generally known as "repetitive stress injury," which allegedly were caused by the design or manufacture of the keyboard supplied with the computer the plaintiff used. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The suits naming the Company are just a few of many lawsuits of this type that have been filed, often naming Apple, Atex, Compaq, IBM, Keytronic and other major suppliers of keyboard products. The Company currently is not able to predict the outcome of these suits. It is possible that the Company may be named in additional suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. However, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company's financial condition or results of operations.

    In March 1995, the Company was named along with twelve other personal computer or computer monitor manufacturers in a complaint filed by the District Attorney for Merced County, California. The complaint alleges that each of the defendants has engaged in false or misleading advertising with regard to the size of computer monitor screens and seeks unspecified damages and injunctive relief. In May 1995, several other district attorneys in other California counties joined this lawsuit as co-plaintiffs. The Company is vigorously contesting the allegations of the complaint and does not believe that the litigation of the complaint or its outcome will have a material adverse effect on the Company's financial condition or results of operations.

    In May 1995, the Company was named, along with two other personal computer manufacturers and one computer monitor vendor, in a class action complaint filed in the California Superior Court for Marin County. This case has been transferred to Orange County, California. A second class action complaint, naming the Company and 47 other manufacturers or vendors of personal computer monitors, was filed in Santa Clara County, California and was served on the Company in August 1995. The complaints allege that each of the defendants has engaged in false or misleading advertising with regard to the size of computer monitor screens. The plaintiffs seek restitution in the form of refunds or product exchange, damages, punitive damages and attorneys' fees. The Company plans to vigorously contest the allegations of the complaints. This litigation is currently at a preliminary stage, and no discovery has occurred to date. As such, it is too early for the Company to adequately evaluate the likelihood of the plaintiffs prevailing on their claims. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations. Two other similar class action complaints naming the Company and others as defendants have been filed in Orange County, California; but as of September 11, 1995, the Company has not been served with summons or any other notice of these additional actions.

    On June 9, 1995, the Company was served with a class action complaint filed in State District Court in Travis County, Texas. The complaint alleges that the Company has included "used parts" in its "new" computer systems and has failed to adequately inform its customers and prospective customers of that practice. According to the complaint, these facts constitute fraud, negligent misrepresentation, breach of contract and breach of warranty. The plaintiffs seek refund of the purchase price for computer systems purchased from the Company, damages in an unspecified amount, injunctive relief, interest and attorneys' fees. The Company plans to vigorously contest the allegations of the complaint. This litigation is currently at a preliminary stage, and no discovery has occurred to date. As such, it is too early for the Company to adequately evaluate the likelihood of the plaintiffs prevailing on their claims. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

NOTE 6 -- EARNINGS PER COMMON SHARE

    Primary earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares and common stock equivalents (if dilutive) outstanding during each period. Common stock equivalents include stock options. The Preferred Stock is not a common stock equivalent for purposes of computing earnings per common share. The number of common stock equivalents outstanding is computed using the treasury stock method. The weighted average shares outstanding used to compute primary earnings per common share for the first six months of 1996 includes the shares of common stock issued upon conversion of the Preferred Stock from the closing of the conversion period until the end of the six-month period. Shares used in the calculation of fully diluted earnings per common share have been adjusted for the assumed conversion of all of the Company's outstanding Preferred Stock for all periods presented.

NOTE 7 -- SUPPLEMENTAL FINANCIAL INFORMATION (IN THOUSANDS)

Supplemental Condensed Consolidated Statement of Financial Position
Information:

                                                                                         JULY 30,           JANUARY 29,
                                                                                           1995                1995
                                                                                       -------------       -------------
                 Inventories:
                   Production materials  . . . . . . . . . . . . . . . . . . . . . .   $     341,094       $     262,150
                   Work-in-process and finished goods  . . . . . . . . . . . . . . .          40,868              30,775
                                                                                       -------------       -------------
                                                                                       $     381,962       $     292,925
                                                                                       =============       =============
                 Accrued and other liabilities:
                   Book overdraft  . . . . . . . . . . . . . . . . . . . . . . . . .   $      80,114       $      44,389
                   Accrued warranty costs  . . . . . . . . . . . . . . . . . . . . .          72,505              65,468
                   Royalties and licensing . . . . . . . . . . . . . . . . . . . . .          45,392              34,815
                   Taxes other than income taxes . . . . . . . . . . . . . . . . . .          49,976              39,873
                   Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .         162,700             139,246
                                                                                       -------------       -------------
                                                                                       $     410,687       $     323,791
                                                                                       =============       =============

Supplemental Condensed Consolidated Statement of Income Information:

                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   -------------------------       -----------------------
                                                                    JULY 30,       JULY 31,        JULY 30,      JULY 31,
                                                                      1995           1994            1995          1994
                                                                   ----------      ---------       --------     ----------
                  Financing and other income (expense), net:
                    Investment income (loss), net:
                      Short-term investments  . . . . . . . . .    $    5,538      $  (5,323)      $ 11,150     $  (16,073)
                      Investment derivatives  . . . . . . . . .           --          (1,341)           --         (23,948)
                    Interest expense  . . . . . . . . . . . . .        (3,819)        (2,388)        (7,838)        (4,558)
                    Foreign currency transactions . . . . . . .          (756)            64         (2,087)         2,604
                    Other . . . . . . . . . . . . . . . . . . .            25           (683)        (1,006)          (227)
                                                                   ----------      ---------       --------     ----------
                                                                   $      988      $  (9,671)      $    219     $  (42,202)
                                                                   ==========      =========       ========     ==========
                  Weighted average shares used to compute
                   earnings per common share:
                      Primary . . . . . . . . . . . . . . . . .        49,121         40,620         47,309         40,533
                                                                   ==========      =========       ========     ==========
                      Fully diluted   . . . . . . . . . . . . .        49,610         46,047         49,430         46,056
                                                                   ==========      =========       ========     ==========

Supplemental Condensed Consolidated Statement of Cash Flows Information:

                                                                                               SIX MONTHS ENDED
                                                                                     --------------------------------------
                                                                                         JULY 30,             JULY 31,
                                                                                           1995                 1994
                                                                                     -----------------    -----------------
                 Changes in operating working capital accounts:
                   Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . $        (111,013)   $         (17,356)
                   Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . .           (87,435)             (18,199)
                   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .            26,653                5,559
                   Accrued and other liabilities   . . . . . . . . . . . . . . . . .           101,283               17,967
                   Other current assets  . . . . . . . . . . . . . . . . . . . . . .             6,983              (39,961)
                   Income taxes payable  . . . . . . . . . . . . . . . . . . . . . .           (12,931)               3,911
                   Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,115                3,150
                                                                                     -----------------    -----------------
                                                                                     $         (75,345)   $         (44,929)
                                                                                     =================    =================

                 Changes in non-current assets and liabilities:
                   Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . $          (4,439)   $             231
                   Other liabilities   . . . . . . . . . . . . . . . . . . . . . . .             9,056                9,967
                                                                                     -----------------    -----------------
                                                                                     $           4,617    $          10,198
                                                                                     =================    =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all references to years and quarters in connection with financial information are references to the Company's fiscal years and fiscal quarters, respectively. All percentage amounts used in describing operating results are based on the related dollar amounts rounded to the nearest thousand which are set forth in the Condensed Consolidated Financial Statements and related notes thereto. Operating results for the three-month and six-month periods ended July 30, 1995 are not necessarily indicative of the results that may be expected for the full fiscal year.

RESULTS OF OPERATIONS

    For the second quarter of 1996, the Company reported net income of $65.1 million and primary earnings per common share of $1.32, compared with net income of $28.6 million and primary earnings per common share of $0.65 for the second quarter of 1995. For the first six months of 1996, net income was $126.8 million and primary earnings per common share were $2.43, compared with net income of $47.5 million and primary earnings per common share of $1.06 for the first six months of 1995. The conversion of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") in the first quarter of 1996 had the effect of reducing primary earnings per common share in the second quarter and the first six months of 1996 by $0.10 and $0.37, respectively. Net income was reduced by $6.2 million, or $0.15 primary earnings per common share, in the second quarter of 1995 and by $32.5 million, or $0.80 primary earnings per common share, in the first half of 1995 due to after-tax losses on certain investment derivatives and short-term investments. The Company discontinued its investment derivative program in the second quarter of fiscal 1995.

    The following table sets forth for the periods indicated the percentage of consolidated net sales represented by certain items in the Company's condensed consolidated statement of income.



                                                        PERCENTAGE OF CONSOLIDATED NET SALES
                                              --------------------------------------------------------
                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                              ------------------------         -----------------------
                                              JULY 30,        JULY 31,         JULY 30,       JULY 31,
                                                1995            1994             1995           1994
                                              --------        --------         --------       --------
   Net sales:
      Americas  . . . . . . . . . . . . . .      64.8%           70.1%            63.4%          68.6%
      Europe  . . . . . . . . . . . . . . .      27.0            27.0             28.8           28.7
      Other international . . . . . . . . .       8.2             2.9              7.8            2.7
                                              -------         -------          -------        -------
         Consolidated net sales . . . . . .     100.0           100.0            100.0          100.0
   Cost of sales  . . . . . . . . . . . . .      78.2            78.6             78.7           78.2
                                              -------         -------          -------        -------
         Gross margin . . . . . . . . . . .      21.8            21.4             21.3           21.8
   Operating expenses:
      Selling, general and administrative .      12.2            13.0             11.7           12.7
      Research, development and engineering       2.1             2.0              2.0            2.0
                                              -------         -------          -------        -------
         Total operating expenses . . . . .      14.3            15.0             13.7           14.7
                                              -------         -------          -------        -------
         Operating income . . . . . . . . .       7.5             6.4              7.6            7.1
   Financing  and  other  income (expense),
    net . . . . . . . . . . . . . . . . . .       0.1            (1.2)             0.0           (2.7)
                                              -------         -------          -------        -------
      Income before income taxes  . . . . .       7.6             5.2              7.6            4.4
   Provision for income taxes   . . . . . .       2.2             1.6              2.2            1.4
                                              -------         -------          -------        -------
      Net income  . . . . . . . . . . . . .       5.4             3.6              5.4            3.0
   Preferred stock dividends  . . . . . . .       0.0             0.3              0.5            0.3
                                              -------         -------          -------        -------
   Net income available to common
    stockholders  . . . . . . . . . . . . .       5.4%            3.3%             4.9%           2.7%
                                              =======         =======          =======        =======

Net Sales

    The second quarter of 1996 marked the Company's sixth consecutive quarter of sequential growth in consolidated net sales. Consolidated net sales increased 52% to $1.2 billion for the second quarter of 1996, compared with $791.5 million in the second quarter of 1995. Consolidated net sales for the first half of 1996 increased 50% to $2.34 billion from $1.56 billion in the comparable period of the prior year. Unit volumes increased 45% and 41% in the second quarter and the first six months, respectively, of 1996 over the comparable periods in the prior year due primarily to strong demand for the Company's Pentium(R) processor-based products and notebook computers. Additionally, because these systems are generally higher priced than the rest of the Company's product portfolio (excluding servers), average total revenue per unit increased 5% and 7% in the second quarter and the first six months, respectively, of 1996, compared to the corresponding periods of the prior year. After taking into account the results of the Company's foreign currency hedging activities, consolidated net sales (expressed in United States dollars) were not significantly affected in the second quarter or in the first six months of 1996 as a result of fluctuations in foreign currency exchange rates.

    Consolidated net sales includes sales of computer systems (including hardware, certain software and accessories); computer peripherals; other hardware, software and accessories sold separately from computer systems; and extended service contracts. Sales of computer systems ("system revenue") amounted to 88% of consolidated net sales in the second quarter of 1996 and in the first six months of both 1996 and 1995. System revenue amounted to 89% of consolidated net sales in the second quarter of 1995. The Company's rapid introduction of Pentium processor-based systems relative to its competitors and increased customer acceptance of these systems resulted in a substantial increase in sales of such systems. Sales of the Company's Pentium processor-based products increased to 67% of system revenue in the second quarter of 1996 from 55% of system revenue in the first quarter of 1996 and
from 24% of system revenue in the second quarter of 1995.   Sales of Pentium
processor-based products in the second quarter of 1996 increased by $169.2 million or 31% from the first quarter of 1996 and by $538.2 million or 317% from the second quarter of 1995. Sales of such systems represented 61% of system revenue in the first half of 1996, compared with 17% in the first half of 1995, an increase of $1.0 billion or 434%. Sales of the Company's 486-based products comprised the remainder of system revenue and declined as a percentage of system revenue directly in relation to the increases in revenue from the sale of Pentium processor-based products.

    Net sales of notebook computers as a percentage of system revenue decreased from 17% in the first quarter of 1996 to 15% in the second quarter of 1996. This decrease was primarily due to the mid-quarter transition of products within the Company's Latitude(TM) family of notebook computers, during which the Company sold through its existing supply of component parts for the old products before it had achieved optimal production of its new products. In conjunction with the introduction in May 1995 of its Latitude XPi notebook computer line, which contains the Company's first Pentium processor-based notebook computers, the Company also introduced its new Latitude LX notebook computer line, which replaced the original Latitude notebook computer line, and introduced several new models in its Latitude XP notebook computer line. The Company began shipping its new Latitude XPi and LX products in the latter half of June. Revenue from the Company's Latitude family of notebook computers increased substantially in the second quarter and first half of 1996 over the same periods in 1995, due primarily to strong customer demand for the Company's Latitude XP line (introduced in August 1994) and the new Latitude XPi line. Sales of notebook computers represented 15% of system revenue in the second quarter of 1996, up from 5% in the second quarter of 1995. Sales of notebook computers comprised 16% of system revenue in the first six months of 1996, up from 4% in the same period of the prior year.

    During the second quarter of 1996, the Company completed the transition of its Dell Dimension(TM) family of desktop computers to Intel's Pentium processor. Net sales from the Company's desktop product lines represented 82% of system revenue (or $870.6 million) in the second quarter of 1996 versus 80% of system revenue (or $789.4 million) in the first quarter of 1996 and 90% of system revenue (or $628.8 million) in the second quarter of the prior year. Sales of desktop products were 81% of system revenue (or $1.66 billion) in the first six months of 1996, compared with 91% of system revenue (or $1.25
billion) in the first six months of 1995.    Sales from the server product line
represented 3% of system revenue (or $30.1 million) in the second quarter of 1996, 3% of system revenue (or $25.6 million) in the first quarter of 1996 and 5% of system revenue (or $38.1 million) in the second quarter of 1995. Sales of servers were 3% of system revenue (or $55.7 million) and 5% of system revenue (or $66.8 million) in the first half of 1996 and 1995, respectively.

    The Company believes that its future success is largely dependent upon continued growth of its notebook product line, its ability to expand its presence in the network server market and its ability to continue to efficiently manage the transition to Pentium processor-based computers and other technological advancements as they become commercially available. There can be no assurance that the Company's development activities will be successful, that product technologies will be available to the Company, that the Company will be able to deliver commercial quantities of computer products in a timely manner or that such products will achieve market acceptance. Some new products introduced by the Company are intended to replace existing products. Although the Company monitors the products that are intended to be replaced and attempts to phase out the manufacture of those products in a timely manner, there can be no assurance that such transitions will be executed without adversely affecting the Company's results of operations or financial condition.

    Net sales from the Americas (United States, Canada and Latin America) increased 41% to $780.4 million for the second quarter of 1996 from $554.7 million in the second quarter of 1995 and increased 11% from $706.2 million in the first quarter of 1996. Americas' net sales increased 39% to $1.5 billion in the first half of 1996 from the comparable period of the prior year. Net sales from the Company's European operations increased 52% to $325.6 million in the second quarter of 1996 from $214.2 million in the second quarter of 1995, but decreased 7% from $348.4 million in the first quarter of 1996 primarily due to a seasonal decline in European government sales. European net sales were $674.0 million in the first six months of 1996, up 51% from the first six months of 1995. Other international sales increased 341% to $99.6 million for the second quarter of 1996 from $22.6 million in the second quarter of 1995 and increased 330% to $180.9 million in the first half of 1996 from the comparable period of the prior year, primarily due to sales growth in Japan, where revenue has more than tripled compared to the second quarter and first half of 1995. Other international sales increased 22% in the second quarter of 1996 from
$81.3 million in the first quarter of 1996.   The Company believes that a
significant opportunity exists for continued growth in international operations, and during the first quarter of 1996, the Company began construction of a 238,000 square foot combination office and manufacturing facility on a nine-acre site in Penang, Malaysia to meet the needs of its expanding Asia-Pacific business. The Company anticipates completion of the facility during the fourth quarter of 1996. Dell intends to continue to expand its international activities by increasing its market presence in existing markets through ongoing revisions and improvement of its marketing and sales compensation programs to more effectively reach its customers, by improving its support systems, by pursuing additional distribution opportunities and by entering new markets. There can be no assurance that the Company's Malaysian facility will meet the needs of the Company's expanding Asia-Pacific business or that the Company will be successful in its efforts to expand its international activities.

    Consolidated net sales to national accounts, consisting of sales to major corporate, government and education accounts and value-added resellers, continue to comprise roughly two-thirds of consolidated net sales in 1996, consistent with 1995. Sales to national accounts increased 44% to $787.8 million in the second quarter of 1996 from $545.6 million in the second quarter of 1995 and increased 9% from $720.4 million in the first quarter of 1996.
Such sales were $1.5 billion in the first six months of 1996, an increase of 46% over the comparable period in the prior year. Sales to medium- to small-sized businesses and individuals increased 70% to $417.8 million in the second quarter of 1996 from $245.9 million in the second quarter of 1995 and increased 60% to $833.2 million in the first half of 1996 from the first half of 1995, despite the decline in sales to mass merchant and other consumer retailers as a result of the discontinuation of traditional consumer retailer sales in the United States and Canada in July 1994. Sales to medium- to small-sized businesses and individuals increased 1% in the second quarter of 1996 from $415.5 million in the first quarter of 1996. Revenue from consumer retailers in the United States and Canada represented 2% and 5% of consolidated net sales in the second quarter and the first six months of 1995, respectively.

    The Company was affected by certain industry-wide component shortages during the second quarter, primarily component shortages on some high speed semiconductors used in the Company's OptiPlex(TM) desktop line, which contributed to the backlog of $186.5 million at quarter-end. Backlog was $135.6 million at the end of the first quarter of 1996 and was $29.4 million at the end of the second quarter of 1995. There can be no assurance that the backlog at the end of a quarter will translate into sales in any subsequent quarter, particularly in light of the Company's policy of allowing customers to cancel or reschedule orders without penalty prior to commencement of manufacturing. The Company anticipates that industry-wide shortages of certain component parts will continue to be a factor affecting its business operations.

Gross Margin

    Gross margin increased $93.0 million in the second quarter of 1996 and $159.3 million in the first six months of 1996 from the comparable periods in the prior year primarily as a result of the increase in unit volumes. The Company's gross margin as a percentage of consolidated net sales increased to 21.8% for the second quarter of 1996 from 21.4% for the second quarter of 1995
and 20.8% in the first quarter of 1996.   The Company's gross margin percentage
for the first six months of 1996 was 21.3%, down from 21.8% for the comparable period of the prior year. The improvement in gross margin percentage in the second quarter of 1996 from the first quarter of 1996 was due primarily to a relatively moderate pricing environment as well as certain cost improvements. Gross margin percentage in the second quarter of 1996 improved slightly versus the second quarter of 1995 due to improved warranty and inventory obsolescence costs and certain economies of scale, partially offset by the Company's more aggressive pricing strategy relative to the prior year. The slight decrease in gross margin percentage in the first half of 1996 from the comparable period of the prior year was due to the Company's more aggressive pricing strategy in comparison to the prior year, partially offset by cost improvements and economies of scale.

    Several of the Company's competitors have recently announced price reductions on some of their products. The Company believes that its product offerings are competitively priced, even taking into account those competitor pricing actions. Nevertheless, the Company may take pricing actions as it attempts to maintain a competitive mix of price, performance and customer services while managing its liquidity, profitability and growth. The Company attempts to mitigate the effects of price reductions by improving product mix, further reducing component costs and lowering operating costs. There can be no assurance that pricing actions, if taken, will be effective in stimulating higher levels of sales or that cost reduction efforts will offset the effects of pricing actions on the Company's gross margins.

    The Company's manufacturing process requires a high volume of quality components that are procured from third party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, a shortage of components, increases in component costs and reduced control over delivery schedules, any or all of which could have a material adverse effect on the Company's financial results. The Company has several single supplier relationships, and the lack of availability of timely and reliable supply of components from any of these sources could have a material adverse effect on the Company's business. Alternative sources of supply are not available for some of the Company's single sourced components. Even when multiple suppliers are available, the Company may establish a working relationship with a single source when the Company believes it is advantageous due to performance, quality, support, delivery, capacity or price considerations. While the Company has supply agreements with certain suppliers, such agreements typically only specify general terms and conditions, subject to release of purchase orders by the Company and acceptance thereof by the component supplier. Where alternative sources are available, qualification of the alternative suppliers and establishment of reliable supplies of components from such sources may result in delays and could have a material adverse effect on the Company's manufacturing processes and results of operations. The Company occasionally experiences delays in receiving certain components, which can cause delays in the shipment of some products to customers, thereby increasing backlog. Additionally, the Company has occasionally experienced certain defective components, which can affect the reliability and reputation of its products. There can be no assurance that the Company will be able to continue to obtain supplies of reliable components in a timely or cost-effective manner. In particular, the Company obtains its supply of microprocessors from Intel Corporation, although certain comparable microprocessors are available from other sources.

    In November 1994, an inaccuracy in Intel's Pentium microprocessor was publicized that, under certain circumstances, will cause errors in division. Based on information from Intel Corporation, the Company believes only a limited number of its Pentium microprocessor customers perform calculations affected by the inaccuracy. Nonetheless, Intel has offered replacement microprocessors to end-users for any Pentium microprocessor having the flawed chip. By early February 1995, all of the Company's new shipments of Pentium processor-based products contained the corrected Pentium microprocessors. Although the Company previously shipped products which included Pentium microprocessors that exhibited the inaccuracy, the Company believes that the costs associated with the replacement of such microprocessors will not have a material adverse effect on the Company's results of operations or financial condition. Further, the Company has recently seen a sharp decline in requests for replacement chips for affected Pentium microprocessors and expects this replacement activity to reach a minimal level in the very near future.

Operating Expenses

    Over the last year, the Company has strengthened its management team and increased staffing worldwide to meet the demands of its growth, resulting in increased compensation-related expenses. Additional resources were also expended relating to the Company's investment in global information systems. These infrastructure expenditures resulted in an increase in selling, general and administrative expenses of 44% to $147.3 million in the second quarter of 1996 from $102.7 million in the second quarter of the prior year and an increase of 39% to $275.0 million in the first six months of 1996 from $197.5 million in the first six months of 1995. However, selling, general and administrative expenses as a percentage of consolidated net sales decreased to 12.2% in the second quarter of 1996 from 13.0% in the second quarter of 1995 and to 11.7% in the first half of 1996 from 12.7% in the comparable period of the prior year. The 12.2% for the second quarter of 1996 represented an increase from the 11.3% reported for the first quarter of 1996. The Company also increased headcount to support increased product development activities and improved quality and time-to-market of its products. Furthermore, the Company incurred additional development costs in conjunction with the development of new notebook computer products. These expenditures resulted in an increase in research, development and engineering expenses of 55% to $24.7 million in the second quarter of 1996 from $15.9 million in the second quarter of 1995 and of 47% to $45.5 million in the first six months of 1996 from $30.9 million in the first six months of the prior year.

    The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. However, the Company will invest in key global information systems through fiscal 1999 to
manage and support its growth.   No assurance can be given that the Company's
efforts to manage future operating expenses will be successful.

Financing and Other Income (Expense), net

    Financing and other income (expense), net was $1.0 million for the second quarter of 1996 compared with ($9.7) million for the second quarter of 1995 and was $0.2 million for the first six months of 1996 compared with ($42.2) million for the comparable period in the prior year. The table below sets forth for the periods indicated the components of financing and other income (expense), net (in thousands):

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            -------------------------     -------------------------
                                                             JULY 30,        JULY 31,      JULY 30,       JULY 31,
                                                               1995            1994          1995           1994
                                                            ----------      ---------     ----------     ----------
           Financing and other income (expense), net:
             Investment income (loss), net:
               Short-term investments  . . . . . . . . .    $    5,538      $  (5,323)    $   11,150     $  (16,073)
               Investment derivatives  . . . . . . . . .           --          (1,341)           --         (23,948)
             Interest expense  . . . . . . . . . . . . .        (3,819)        (2,388)        (7,838)        (4,558)
             Foreign currency transactions . . . . . . .          (756)            64         (2,087)         2,604
             Other . . . . . . . . . . . . . . . . . . .            25           (683)        (1,006)          (227)
                                                            ----------      ---------     ----------     ----------
                                                            $      988      $  (9,671)    $      219     $  (42,202)
                                                            ==========      =========     ==========     ==========

    Short-term investment income (loss) was $5.5 million in the second quarter of 1996 compared with ($5.3) million in the second quarter of 1995 and was $11.1 million in the first half of 1996 compared with ($16.1) million in the first half of the prior year. The investment losses for the second quarter and the first six months of 1995 were primarily due to recognized losses of $7.6 million and $23.1 million, respectively, on certain of the Company's short-term investments as a result of interest rate increases in the United States, Canadian, Japanese and European interest rate markets. The Company accounts for highly liquid investments with maturities of three months or less at date of acquisition as short-term investments and reflects the related cash flows as investing cash flows. As a result, significant portions of the Company's gross investment maturities and purchases disclosed as investing cash flows are related to highly liquid investments.

    Realized and unrealized net losses on interest rate derivatives recognized in income were $1.3 million and $23.9 million in the second quarter and first six months of 1995, respectively. The losses were primarily a result of interest rate increases in the United States, Canadian, Japanese and European interest rate markets. The Company closed all remaining investment derivatives during the second quarter of fiscal 1995. Consequently, no gains or losses associated with investment derivatives have been recognized in 1996. The Company intends to use derivative financial instruments only to manage its exposure to fluctuations in foreign currency exchange rates and to manage market risk on components of its debt and equity.

    All of the Company's foreign exchange and interest rate derivative instruments involve elements of market and credit risk in excess of the amounts recognized in the financial statements. The counterparties to financial instruments consist of a number of major financial institutions. In addition to limiting the amount of agreements and contracts it enters into with any one party, the Company regularly monitors the credit quality of the financial institutions that are counterparties to these financial instruments. The Company does not anticipate nonperformance by the counterparties.

    Interest expense increased in the second quarter of 1996 to $3.8 million from $2.4 million in the second quarter of 1995 and increased in the first six months of 1996 to $7.8 million from $4.6 million in the comparable period of the prior year. The increase in interest expense in 1996 over 1995 was primarily due to higher borrowings and higher interest rates in the second
quarter and first half of 1996.   Concurrently with the issuance of the 11%
Senior Notes Due August 15, 2000 (the "Notes") in the third quarter of 1994, the Company entered into interest rate swap agreements to manage the interest costs associated with the Notes. The swap agreements effectively changed the Company's interest rate exposure from a fixed-rate to a floating-rate basis. However, in response to increasing interest rates, in August 1994, the Company entered into offsetting swap agreements to effectively change its interest rate exposure back to a fixed-rate basis. The interest rate swap agreements mature on August 15, 1998, the first available redemption date of the Notes. At the end of the second quarter of 1996, the Company had outstanding receive fixed/pay floating interest rate swaps with an aggregate notional amount of $100 million offset by receive floating/pay fixed interest rate swaps with an aggregate notional amount of $100 million. The weighted average interest rate on the Notes, adjusted by the swaps, was 13.8% for the second quarter and the first six months of 1996 compared with 10.8% and 10.1% for the second quarter and first six months of 1995, respectively.

Income Tax

    The Company's effective tax rate was 29.0% for the second quarter and the first six months of 1996 compared with 31.0% for the second quarter and first six months of 1995. The change in the effective tax rate resulted from changes in the geographical distribution of income and losses.

Fluctuations in Operating Results

    The Company's operating results may fluctuate from period to period and will depend on numerous factors, including customer demand and market acceptance of the Company's products, new product introductions, product obsolescence, component supply, component price fluctuations, varying product mix, foreign currency exchange rates, foreign currency and interest rate hedging and other factors. Net sales in a given quarter are primarily dependent on customer orders received in that quarter, and operating expenditures are primarily based on forecasts of customer demand. As a result, if demand does not meet the Company's expectations in any given period, the sales shortfall may result in an increased adverse effect on operating results due to the Company's inability to adjust operating expenditures quickly enough to compensate for the shortfall. The Company's business is sensitive to the spending patterns of its customers, which in turn are subject to prevailing economic conditions and other factors beyond the Company's control. Changes in economic conditions or customer spending patterns for personal computer products could have a material adverse effect on the Company's results of operations.

HEDGING ACTIVITIES

    The results of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the United States dollar. The financial statements of the Company's international sales subsidiaries have generally been measured using the local currency as the functional currency. An increase in the value of the United States dollar increases costs incurred by the Company's international operations because many of its component purchases are denominated in the United States dollar.
Changes in exchange rates may negatively affect the Company's consolidated net sales (as expressed in United States dollars) and gross margins from international operations. Effective January 30, 1995, most of the Company's European sales are made from a U.S. dollar functional currency entity.

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

    The Company enters into foreign currency purchased options and, to a lesser extent, forward contracts to hedge a portion of its anticipated, but not firmly committed, transactions including sales by international subsidiaries, which includes international sales by a U.S. dollar functional currency entity and intercompany shipments to certain international subsidiaries, and foreign currency denominated purchases of certain components. Foreign currency purchased options generally expire in twelve months or less and forward contracts generally mature in three months or less. The principal hedge currencies are the German mark, the British pound and the Japanese yen. At July 30, 1995, the Company held purchased option contracts that were designated and effective as hedges of anticipated sales by international subsidiaries with a total notional amount of $644.9 million and a combined net realized and unrealized loss of $7.7 million. At July 30, 1995, the Company held purchased options that were designated and effective as hedges of foreign currency denominated purchases with a total notional amount of $84.2 million and a combined net realized and unrealized gain of $8.6 million. Forward contracts with maturity dates of less than three months designated to hedge foreign currency transaction exposures of $143.9 million were outstanding at July 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash flow from operating activities for the first six months of 1996 was $75.6 million and represented the Company's primary source of cash during the six-month period, along with $28.9 million from the issuance of common stock under employee plans. Working capital totaled $850.8 million at July 30, 1995 compared with $719.0 million at January 29, 1995. Days in accounts receivable at the end of the second quarter of 1996 increased to 50 days from 47 days at the end of 1995. Days in accounts payable decreased slightly to 43 days at the end of the second quarter of 1996 from 44 days at the end of 1995. Inventory levels increased to 36 days of supply at the end of the second quarter of 1996 from 32 days at the end of 1995. Maintaining a low inventory level is dependent upon the Company's ability to achieve targeted revenue and product mix, to further minimize complexities in its product line and to maximize commonality of parts. There can be no assurance that the Company will be able to maintain low inventory levels in future periods.

    The Company used $45.8 million of cash during the first six months of 1996 to construct facilities and to acquire information systems and personal computer office equipment. Capital expenditures for the second half of 1996 are expected to be approximately $75 million, primarily related to the construction of manufacturing and administrative facilities, the acquisition and development of an integrated management information system and the acquisition of computer equipment for internal use. The Company believes that its cash and short-term investments and its cash flow from operating activities will be adequate to fund its capital expenditures planned for the remainder of 1996.

    The Company has entered into a series of line of credit facilities, each effective as of June 8, 1995. Each of the lines of credit bears interest at a defined Base Rate or Eurocurrency Rate and has a covenant based on quarterly maintenance of net worth. Maximum aggregate amounts available under the new credit facilities are limited to $150 million less the aggregate of outstanding letters of credit under these facilities. During the commitment period, the Company is obligated to pay a fee on the unused portion of the credit facilities. No borrowings or letters of credit were outstanding under these credit facilities as of July 30, 1995, and the maximum available totaled $150 million.

    The Company's subsidiary, Dell Receivables Corporation, has a Receivables Purchase Agreement that expires June 22, 1996, pursuant to which the Company may raise up to $100 million through the sale of interests in certain of its accounts receivable. The Company is obligated to pay a commitment fee on the unused portion of the amount available under the Receivables Purchase Agreement. As of July 30, 1995, this facility was unused.

    On July 21, 1995, the Company's stockholders approved a proposed amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock, par value $.01 per share, that the Company is authorized to issue from 100 million to 300 million. The additional authorized shares can be used for any proper purpose approved by the Company's Board of Directors and will provide the Company with the flexibility it may need in the future to raise capital, negotiate acquisitions, restructure debt, issue stock dividends, consummate stock splits or for other corporate purposes.

    On February 21, 1995, the Company offered to pay a cash premium of $8.25 for each outstanding share of its Preferred Stock that was converted to common stock. The offer of premium upon conversion was available to holders of the Preferred Stock through the closing of the special conversion period on March 22, 1995. The Company also offered to register the resale of the shares of common stock issued upon conversion of the Preferred Stock with the Securities and Exchange Commission for a 50-day period, which ended June 15, 1995.
Holders of 1,190,000 shares of Preferred Stock elected to convert and, as a result, received an aggregate of approximately 5.0 million shares of common stock and $9.8 million in cash during the first quarter of 1996. The $9.8 million conversion premium and $0.5 million of expenses of the conversion offer were treated as an additional dividend on the Preferred Stock for financial reporting purposes.

    During the first half of 1996, the Company granted approximately 260,000 shares of restricted stock to employees pursuant to its long-term incentive plan. Due to the granting of these additional shares, the unearned compensation associated with restricted stock grants has increased from $4.4 million at January 29, 1995 to $15.2 million at July 30, 1995. Such unearned compensation is being amortized to expense over the vesting period of the underlying restricted stock.

    Repayment of the Company's $100 million in Notes, repayment of a loan in the original amount of $14 million secured by one of its facilities in Round Rock, Texas and payment of its operating lease commitments constitute the Company's long-term commitments to use cash.

    Management believes that sufficient resources will be available to meet the Company's cash requirements through at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

                        PART II  --  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company has been named as a defendant in 30 repetitive stress injury lawsuits, most of which are in New York state courts or United States District Courts for the New York City area. Several are in state courts in New Jersey. One is in the Federal District Court for the Eastern District of Pennsylvania, and one is in Federal District Court in Kansas. The allegations in all of these lawsuits are similar. Each plaintiff alleges that he or she suffers from symptoms generally known as "repetitive stress injury," which allegedly were caused by the design or manufacture of the keyboard supplied with the computer the plaintiff used. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The suits naming the Company are just a few of many lawsuits of this type that have been filed, often naming Apple, Atex, Compaq, IBM, Keytronic and other major suppliers of keyboard products. The Company currently is not able to predict the outcome of these suits. It is possible that the Company may be named in additional suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. However, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company's financial condition or results of operations.

    In March 1995, the Company was named along with twelve other personal computer or computer monitor manufacturers in a complaint filed by the District Attorney for Merced County, California. The complaint alleges that each of the defendants has engaged in false or misleading advertising with regard to the size of computer monitor screens and seeks unspecified damages and injunctive relief. In May 1995, several other district attorneys in other California counties joined this lawsuit as co-plaintiffs. The Company is vigorously contesting the allegations of the complaint and does not believe that the litigation of the complaint or its outcome will have a material adverse effect on the Company's financial condition or results of operations.

    In May 1995, the Company was named, along with two other personal computer manufacturers and one computer monitor vendor, in a class action complaint filed in the California Superior Court for Marin County. This case has been transferred to Orange County, California. A second class action complaint, naming the Company and 47 other manufacturers or vendors of personal computer monitors, was filed in Santa Clara County, California and was served on the Company in August 1995. The complaints allege that each of the defendants has engaged in false or misleading advertising with regard to the size of computer monitor screens. The plaintiffs seek restitution in the form of refunds or product exchange, damages, punitive damages and attorneys' fees. The Company plans to vigorously contest the allegations of the complaints. This litigation is currently at a preliminary stage, and no discovery has occurred to date. As such, it is too early for the Company to adequately evaluate the likelihood of the plaintiffs prevailing on their claims. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations. Two other similar class action complaints naming the Company and others as defendants have been filed in Orange County, California; but as of September 11, 1995, the Company has not been served with summons or any other notice of these additional actions.

    For additional information about a Federal Trade Commission inquiry and a State of California Attorney General investigation into the Company's advertising and marketing claims regarding monitor screen sizes, see Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995.

    On June 9, 1995, the Company was served with a class action complaint filed in State District Court in Travis County, Texas. The complaint alleges that the Company has included "used parts" in its "new" computer systems and has failed to adequately inform its customers and prospective customers of that practice. According to the complaint, these facts constitute fraud, negligent misrepresentation, breach of contract and breach of warranty. The plaintiffs seek refund of the purchase price for computer systems purchased from the Company, damages in an unspecified amount, injunctive relief, interest and attorneys' fees. The Company plans to vigorously contest the allegations of the complaint. This litigation is currently at a preliminary stage, and no discovery has occurred to date. As such, it is too early for the Company to adequately evaluate the likelihood of the plaintiffs prevailing on their claims. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES

    On July 21, 1995, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock, par value $.01 per share, that the Company is authorized to issue from 100 million to 300 million. The amendment was filed in the office of the Secretary of State of the State of Delaware on August 3, 1995. In accordance with the provisions of the Delaware General Corporation Law, such amendment became effective upon filing.

    The additional authorized shares can be used for any proper purpose approved by the Company's Board of Directors. The Company's Board of Directors believes that the availability of additional shares of authorized common stock will provide the Company with the flexibility it may need in the future to raise capital, negotiate acquisitions, restructure debt, issue stock dividends, consummate stock splits or for other corporate purposes. The additional shares of common stock will allow shares to be issued without the expense and delay of a special stockholders' meeting. The Company's Board of Directors does not currently intend to seek further stockholder approval to issue any such shares, except as may be required by applicable law or the rules of any stock exchange or automated quotation system on which the Company's securities may be listed or traded. The issuance by the Company of additional shares of common stock may, depending on the context in which they are issued, dilute the stock ownership of the Company's existing stockholders. The Company's stockholders do not have any preemptive or similar rights to subscribe for or purchase any additional shares of common stock that may be issued in the future. Also, the issuance of additional shares could make it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company.

    On May 18, 1995, the Company's Board of Directors approved two amendments to the Company's Bylaws. The first amendment specifies that directors are elected by plurality of votes of the shares present in person or represented by proxy at stockholder meetings (rather than a majority of the voting power of such shares) and effects certain other clarifying changes to the provision dealing with quorum, adjournment and the vote required at stockholder meetings. The second amendment eliminates the requirement that the annual stockholder meeting be held within 13 months after the last annual stockholder meeting and provides that the meeting may be held at such time as shall be designated by the Board of Directors. Such amendment also effects certain clarifying changes to the provision dealing with the calling of the annual stockholder meeting. The Company does not believe that either of these amendments to the Bylaws has a material effect on the rights of the Company's stockholders.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of the Company's stockholders was held on July 21, 1995. At that meeting, five separate proposals were submitted to a vote of the Company's stockholders. Proposal 1 was a proposal to elect three Class I directors (with Donald J. Carty, Paul O. Hirschbiel, Jr. and Thomas W. Luce III being the nominees), one Class II director (with Klaus S. Luft being the nominee) and one Class III director (with Michael A. Miles being the nominee). Proposal 2 was a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 100 million to 300 million. Proposal 3 was a proposal to approve the Company's Executive Incentive Bonus Plan. Proposal 4 was a proposal to approve an amendment to the Dell Computer Corporation Incentive Plan to (a) increase the number of shares of common stock that may be issued or transferred pursuant to awards thereunder by 4 million shares (from 4,500,923 to 8,500,923) and (b) increase the minimum exercise price for "nonstatutory" stock options and stock appreciation rights issued thereunder to 75% (from 50%) of the fair market value of the common stock on the date of grant, and to approve such plan as amended. Proposal 5 was a proposal to ratify the selection of Price Waterhouse LLP as the Company's independent accountants for fiscal 1996.

    At the close of business on the record date for the meeting (which was June 1, 1995), there were 45,243,441 shares of common stock issued and outstanding and entitled to vote at the meeting. Holders of 41,388,957 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy. The following table sets forth the results of the voting on each of the five proposals (including, in the case of Proposal 1, the results of the voting with respect to each nominee):

                                                                       NUMBER OF VOTES
                                         --------------------------------------------------------------------
                                                                                                    BROKER
                                                FOR             AGAINST (A)         ABSTAIN        NON-VOTE
                                         -----------------    ---------------    -------------   ------------
Proposal 1 -- Election of Directors:
    Donald J. Carty   . . . . . . . . . .    41,348,174             40,783           --               --
    Paul O. Hirschbiel, Jr.   . . . . . .    41,348,233             40,724           --               --
    Thomas W. Luce III  . . . . . . . . .    41,347,874             41,083           --               --
    Klaus S. Luft   . . . . . . . . . . .    41,347,704             41,253           --               --
    Michael A. Miles  . . . . . . . . . .    41,348,003             40,954           --               --
Proposal 2 -- Amendment to
    Certificate of Incorporation  . . . .    29,024,748         12,201,935          162,274           --
Proposal 3 -- Approval of Executive
    Incentive Bonus Plan  . . . . . . . .    38,586,196          1,346,204          201,728        1,254,829
Proposal 4 -- Approval of Amendment
    to Incentive Plan   . . . . . . . . .    25,150,428          9,185,168          210,465        6,842,896
Proposal 5 -- Ratification of Selection
    of Independent Accountants  . . . . .    41,256,040             34,188           98,729           --

__________

(a) In the case of Proposal 1 -- Election of Directors, constitutes number of votes cast to withhold authority to vote in favor of the nominees.

Consequently, all of the proposals were passed by the stockholders. For additional discussion concerning Proposal 2 -- Amendment to Certificate of Incorporation, see "Item 2 -- Changes in Securities" above.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

        The following exhibits are filed as a part of this Report:

   EXHIBIT NO.                                         DESCRIPTION OF EXHIBIT
   -----------                                         ----------------------
      3.1          Certificate of Incorporation, dated October 21, 1987 and filed October 22, 1987
      3.2          Certificate of Amendment  to the Certificate  of Incorporation, dated  May 6, 1988 and  filed
                   May 9, 1988
      3.3          Certificate of Amendment to  the Certificate of Incorporation, dated June 19, 1991  and filed
                   June 21, 1991
      3.4          Certificate of  Amendment to the Certificate of Incorporation, dated June  19, 1992 and filed
                   July 10, 1992
      3.5          Certificate of  Designation of  Series A  Convertible Preferred  Stock, dated August  24, 1993 and filed August 25, 1993
      3.6          Certificate of Correction  Filed to Correct Certain Errors  in the Certificate of Amendment of
                   Certificate  of Incorporation Filed  in the  Office of the  Secretary of State  of Delaware on
                   May 9,  1988, and in  the Certificate of  Amendment of  Certificate of Incorporation  Filed in
                   the Office of the  Secretary of State of Delaware on July  10, 1992, dated April 27, 1994 and filed May 5, 1994
      3.7          Certificate  of Amendment  to Certificate  of Incorporation,  dated  July  31, 1995  and filed
                   August 3, 1995
      3.8          Bylaws, dated October 22, 1987
      3.9          Amendments to the Bylaws, adopted June 19, 1991
      3.10         Amendments to the Bylaws, adopted May 18, 1995

      10.1         Committed Credit Line  Agreement, dated  as of  June 8, 1995,  between NationsBank  of Texas,
                   N.A.  and the  Company  and  certain of  its  subsidiaries, along  with  schedule  identifying substantially  identical agreements  and material  differences between  such other  agreements and the agreement filed
      10.2         Severance Agreement, dated June 15, 1995, between the Company and Thomas L. Thomas
      10.3         First Amendment to Dell Computer Corporation Incentive Plan, dated as of July 21, 1995
      11           Statement Re Computation of Per Share Earnings
      27           Financial Data Schedule

(b)      Reports on Form 8-K

         On June 2, 1995, the Company filed a Current Report on Form 8-K dated May 2, 1995, which reported under Item 5 recent developments in certain legal proceedings that are described under Item 1 of Part II of this Report.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DELL COMPUTER CORPORATION


September 12, 1995                              /s/  Thomas J. Meredith
                                             -----------------------------------
                                                     Thomas J. Meredith
                                                    Senior Vice President
                                             (On behalf of the registrant and as
                                                  principal financial officer)

                                EXHIBIT INDEX


EXHIBIT
NUMBER                                            DESCRIPTION OF EXHIBIT
------                                            ----------------------

 3.1         -- Certificate of Incorporation, dated October 21, 1987 and filed October 22, 1987
 3.2         -- Certificate of Amendment to the Certificate of Incorporation, dated May 6, 1988 and filed
                May 9, 1988
 3.3         -- Certificate of Amendment to the Certificate of Incorporation, dated June 19, 1991 and filed
                June 21, 1991
 3.4         -- Certificate of Amendment to the Certificate of Incorporation, dated June 19, 1992 and filed
                July 10, 1992
 3.5         -- Certificate of Designation of Series A Convertible Preferred Stock, dated August 24, 1993 and filed August 25, 1993
 3.6         -- Certificate of Correction Filed to Correct Certain Errors in the Certificate of Amendment
                of Certificate of Incorporation Filed in the Office of the Secretary of State of Delaware
                on May 9, 1988, and in the Certificate of Amendment of Certificate of Incorporation Filed
                in the Office of the Secretary of State of Delaware on July 10, 1992, dated April 27, 1994 and filed May 5, 1994
 3.7         -- Certificate of Amendment to Certificate of Incorporation, dated July 31, 1995 and filed
                August 3, 1995
 3.8         -- Bylaws, dated October 22, 1987
 3.9         -- Amendments to the Bylaws, adopted June 19, 1991
 3.10        -- Amendments to the Bylaws, adopted May 18, 1995
 10.1        -- Committed Credit Line Agreement, dated as of June 8, 1995, between NationsBank of Texas,
                N.A. and the Company and certain of its subsidiaries, along with schedule identifying substantially identical agreements and material differences between such other agreements and the agreement filed
 10.2        -- Severance Agreement, dated June 15, 1995, between the Company and Thomas L. Thomas
 10.3        -- First Amendment to Dell Computer Corporation Incentive Plan, dated as of July 21, 1995
 11          -- Statement Re Computation of Per Share Earnings
 27          -- Financial Data Schedule