Form 10-Q
period 1995-10-29
DELL COMPUTER CORP
filed 1995-12-08
CIK 826083

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


                FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 1995


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





INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.    YES  [X]     NO  [ ]

AS OF DECEMBER 6, 1995, 93,081,168 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           DELL COMPUTER CORPORATION

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                     ASSETS
                                                                       OCTOBER 29,         JANUARY 29,
                                                                           1995                1995
                                                                    -----------------   -----------------
Current assets:
  Cash                                                              $          69,586   $          42,953
  Short-term investments                                                      501,186             484,294
  Accounts receivable, net                                                    772,835             537,974
  Inventories                                                                 463,640             292,925
  Other current assets                                                        135,892             112,215
                                                                    -----------------   -----------------
       Total current assets                                                 1,943,139           1,470,361
Property, plant and equipment, net                                            158,534             116,981
Other assets                                                                   11,250               6,658
                                                                    -----------------   -----------------
                                                                    $       2,112,923   $       1,594,000
                                                                    =================   =================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $         531,739   $         402,682
  Accrued and other liabilities                                               431,538             323,791
  Income taxes                                                                 33,919              24,937
                                                                    -----------------   -----------------
       Total current liabilities                                              997,196             751,410
Long-term debt                                                                113,242             113,429
Other liabilities                                                             109,189              77,425
Commitments and contingencies
Stockholders' equity:
  Preferred stock: $.01 par value; shares authorized: 5,000,000;
    shares issued and outstanding: 60,000 and 1,250,000, respectively               1                  13
  Common stock: $.01 par value; shares authorized:
    300,000,000 and 100,000,000, respectively; shares issued and
    outstanding: 92,999,232 and 79,359,276, respectively                          930                 794
  Additional paid-in capital                                                  420,824             360,784
  Unrealized loss on short-term investments                                      (383)             (2,628)
  Retained earnings                                                           500,663             311,217
  Unearned compensation                                                       (18,585)             (4,413)
  Cumulative translation adjustment                                           (10,154)            (14,031)
                                                                    -----------------   -----------------
       Total stockholders' equity                                             893,296             651,736
                                                                    -----------------   -----------------
                                                                    $       2,112,923   $       1,594,000
                                                                    =================   =================

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   -----------------------------    ----------------------------
                                                     OCTOBER 29,     OCTOBER 30,      OCTOBER 29,   OCTOBER 30,
                                                        1995            1994             1995          1994
                                                   -------------   -------------    -------------  -------------
Net sales                                          $   1,415,699   $     884,552    $   3,757,225  $   2,442,680
Cost of sales                                          1,125,175         703,129        2,967,907      1,921,788
                                                   -------------   -------------    -------------  -------------
  Gross margin                                           290,524         181,423          789,318        520,892
Operating expenses:
  Selling, general and administrative                    160,060         104,861          434,998        302,384
  Research, development and engineering                   25,980          17,016           71,506         47,916
                                                   -------------   -------------    -------------  -------------
    Total operating expenses                             186,040         121,877          506,504        350,300
                                                   -------------   -------------    -------------  -------------
    Operating income                                     104,484          59,546          282,814        170,592
Financing and other income (expense), net                  1,735          (1,418)           1,954        (43,620)
                                                   -------------   -------------    -------------  -------------
  Income before income taxes                             106,219          58,128          284,768        126,972
Provision for income taxes                                30,803          16,774           82,579         38,086
                                                   -------------   -------------    -------------  -------------
  Net income                                              75,416          41,354          202,189         88,886
Preferred stock dividends                                    105           2,187           11,848          6,562
                                                   -------------   -------------    -------------  -------------
Net income available to common
  stockholders                                     $      75,311   $      39,167    $     190,341  $      82,324
                                                   =============   =============    =============  =============
Earnings per common share:
  Primary                                          $        0.75   $        0.47    $        1.98  $        1.00
                                                   =============   =============    =============  =============
  Fully diluted                                    $        0.75   $        0.43    $        1.92  $        0.95
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

                           DELL COMPUTER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                    ------------------------------------
                                                                       OCTOBER 29,         OCTOBER 30,
                                                                           1995                1994
                                                                    ----------------    ----------------
Cash flows from operating activities:
  Net income                                                        $        202,189    $         88,886
  Charges to income not requiring cash outlays:
    Depreciation and amortization                                             27,708              23,624
    Net (gain) loss on short-term investments                                   (302)             21,218
    Other                                                                      3,977               1,825
  Changes in:
    Operating working capital                                               (179,819)            (34,389)
    Non-current assets and liabilities                                        23,185              21,257
                                                                    ----------------    ----------------
       Net cash provided by operating activities                              76,938             122,421
Cash flows from investing activities:
  Short-term investments:
    Purchases                                                             (3,036,884)         (3,202,716)
    Maturities and other redemptions                                       2,996,090           3,011,348
    Sales                                                                     28,651             113,406
  Capital expenditures                                                       (66,501)            (47,007)
                                                                    ----------------    ----------------
       Net cash used in investing activities                                 (78,644)           (124,969)
Cash flows from financing activities:
  Preferred stock dividends paid                                             (12,743)             (6,562)
  Issuance of common stock under employee plans                               42,146              21,580
  Other                                                                         (502)               (147)
                                                                    ----------------    ----------------
       Net cash provided by financing activities                              28,901              14,871
Effect of exchange rate changes on cash                                         (562)              2,476
                                                                    ----------------    ----------------
Net increase in cash                                                          26,633              14,799
Cash at beginning of period                                                   42,953               3,355
                                                                    ----------------    ----------------
Cash at end of period                                               $         69,586    $         18,154
                                                                    ================    ================

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (the "Commission") in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995, as amended. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position of Dell Computer Corporation and its consolidated subsidiaries at October 29, 1995 and January 29, 1995 and the results of their operations for the three-month and nine-month periods ended October 29, 1995 and October 30, 1994. Reclassification of certain prior period amounts has been made for comparative purposes.

NOTE 2 -- STOCK SPLIT

    On October 9, 1995, the Company's Board of Directors declared a 2-for-1 stock split of the Company's common stock in the form of a 100% stock dividend to stockholders of record as of October 20, 1995. The distribution of such dividend occurred on October 27, 1995. All share and per share information has been retroactively restated in the condensed consolidated financial statements to reflect the stock split.

NOTE 3 -- PREFERRED SHARE PURCHASE RIGHTS

    On November 29, 1995, the Company's Board of Directors declared a dividend of one Preferred Share Purchase Right (a "Right") for each outstanding share of the Company's common stock. The distribution of the Rights will be made on December 13, 1995 to the stockholders of record on that date. Each Right entitles the holder to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of $225. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer, the consummation of which would result in such person or group owning 15% or more of the Company's common stock.

    If a person or group acquires 15% or more of the outstanding Company common stock, each Right will entitle all the holders (other than such person or any member of such group) to purchase, at the Right's then current exercise price, a number of shares of the Company's common stock having a market value of twice the exercise price of the Right. In addition, if the Company is involved in a merger or other business combination transaction at any time after the Rights have become exercisable, each Right will entitle its holder to purchase, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the exercise price of the Right. Furthermore, at any time after a person or group acquires 15% or more of the outstanding Company common stock but prior to the acquisition of 50% of such stock, the Board of Directors may, at its option, exchange part or all of the Rights (other than Rights held by the acquiring person or group) for shares of the Company's common stock at an exchange rate of one share of common stock for each Right.

    The Company will be entitled to redeem the Rights at $.001 per Right at any time before a 15% or greater position has been acquired by any person or group. Additionally, the Company may lower the 15% threshold to not less than the greater of (a) any percentage greater than the largest percentage of common stock known by the Company to be owned by any person (other than Michael S.
Dell) or (b) 10%.  The Rights expire on November 29, 2005.

    Neither the ownership nor the further acquisition of Company common stock by Michael S. Dell will cause the Rights to become exercisable or nonredeemable or will trigger the other features of the Rights.

    The Company has 5,000,000 shares of $.01 par value preferred stock authorized for issuance, of which 200,000 shares have been designated by the Board of Directors as Series A Junior Participating Preferred Stock and reserved for issuance upon exercise of the Rights. Each of such preferred shares will be entitled to an aggregate dividend equal to the greater of $1.00 per share or 1,000 times the dividend declared on the common stock. Upon liquidation, the holders of such preferred shares will be entitled to receive an aggregate liquidation payment equal to the greater of $1,000 or 1,000 times the payment made per share of common stock. Each of such preferred shares will have 1,000 votes, voting together with the common shares. In the event of any merger, consolidation or other transaction in which common stock is exchanged, each of such preferred shares will be entitled to receive 1,000 times the amount received per common share. Such preferred shares will be nonredeemable. At December 7, 1995, none of these preferred shares was issued or outstanding.

NOTE 4 -- PREFERRED STOCK CONVERSION

    On February 21, 1995, the Company offered to pay a cash premium of $8.25 for each outstanding share of its Series A Convertible Preferred Stock (the "Convertible Preferred Stock") that was converted to common stock. The offer of premium upon conversion was available to holders of the Convertible Preferred Stock through the closing of the special conversion period on March 22, 1995. The Company also offered to register the resale of the shares of common stock issued upon conversion of the Convertible Preferred Stock with the Commission for a 50-day period, which ended June 15, 1995. Holders of 1,190,000 shares of Convertible Preferred Stock elected to convert and, as a result, received an aggregate of approximately 10.0 million shares of common stock and $9.8 million in cash during the first quarter of fiscal 1996. The $9.8 million conversion premium and $0.5 million of expenses of the conversion offer were treated as an additional dividend on the Convertible Preferred Stock for financial reporting purposes. Accordingly, $11.8 million, comprised of the conversion premium, conversion offer expenses and dividends, were deducted from net income for the first nine months of fiscal 1996 to determine the net income available to common stockholders. In addition, the weighted average shares outstanding used to compute primary earnings per common share for the first nine months of fiscal 1996 includes the shares of common stock issued upon conversion from the closing of the conversion period until the end of the nine-month period.

NOTE 5 -- INCREASE IN THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK

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

NOTE 6 -- RESTRICTED STOCK

    As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995, as amended, the Company granted certain restricted stock during fiscal 1995 that typically vests over a seven-year period. During the first nine months of fiscal 1996, the Company granted approximately 660,000 additional shares of restricted stock to employees pursuant to its long-term incentive plan. The unearned compensation associated with restricted stock at October 29, 1995 has been presented separately in the Condensed Consolidated Statement of Financial Position. Prior to the second quarter of fiscal 1996, the unearned compensation was combined with additional paid-in capital, but the amount at January 29, 1995 has been reclassified in the accompanying Condensed Consolidated Statement of Financial Position to conform with the current period presentation.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

    The Company has been named as a defendant in approximately 30 repetitive stress injury lawsuits, most of which are in New York state courts or United States District Courts for the New York City area. Several are in state courts in New Jersey. One is in the Federal District Court for the Eastern District of Pennsylvania, and one is in Federal District Court in Kansas. Two cases have been dismissed; the remainder are at various stages of the process leading to trial. The allegations in all of these lawsuits are similar. Each plaintiff alleges that he or she suffers from symptoms generally known as "repetitive stress injury," which allegedly were caused by the design or manufacture of the keyboard supplied with the computer the plaintiff used. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The suits naming the Company are just a few of many lawsuits of this type that have been filed, often naming Apple, Atex, Compaq, IBM, Keytronic and other major suppliers of keyboard products. The Company currently is not able to predict the outcome of these suits. It is possible that the Company may be named in additional suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. However, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company's financial condition or results of operations.

    On August 11, 1993, the Company received a subpoena from the United States Department of Commerce, Office of Export Enforcement of the Bureau of Export Administration, requiring the Company to provide all documents relative to any and all exports of 486/66 personal computers or related components to Russia, Ireland, Iran or Iraq during the period from January 1992 through August 1993 in connection with an investigation to enforce regulations under the Export Administration Act of 1979, as amended. In September 1995, the Company received a letter from the Dallas Field Office of the Department of Commerce closing out the investigation into the shipments to Russia and Ireland. The Department of Commerce found no wrongdoing by the Company with regard to these destinations. The Company is still awaiting a response from the Department of Commerce regarding its voluntary self disclosure of certain shipments to Iran in June 1992. If the Office of Export Enforcement's investigators determine that the Company has violated applicable regulations, the government could potentially file civil or criminal charges. The Company has fully responded to the subpoena and, in accordance with its policy to comply fully with export laws and regulations, intends to cooperate with the Office of Export Enforcement. The Company does not believe that this investigation or its outcome will have a material adverse effect on the Company's financial condition or results of operations.

    The Company received a subpoena from the Federal Trade Commission (the "FTC"), dated July 18, 1994, in connection with an inquiry with respect to whether the Company may have misrepresented or improperly failed to disclose patent rights that would conflict with open use of a local high-speed personal computer bus standard promulgated by the Video Electronics Standards Association. On November 2, 1995, the Company and the FTC announced that they had entered into a consent agreement under which the Company will ensure that any Company employees who are members of standards committees fully understand and disclose patents that may be related to standards under consideration by those committees. In agreeing to the consent decree, the Company did not admit to any wrongdoing, nor did the FTC find that the Company had violated any law or regulation. In addition, the FTC did not impose any fines or sanctions against the Company. The consent decree is subject to public comment until January 1996 before it becomes final.

    In March 1995, the Company was named along with twelve other personal computer or computer monitor manufacturers in a complaint filed by the District Attorney for Merced County, California. The complaint alleges that each of the defendants has engaged in false or misleading advertising with regard to the size of computer monitor screens and seeks unspecified damages and injunctive relief. In May 1995, several other district attorneys in other California counties joined this lawsuit as co-plaintiffs. On September 27, 1995, a settlement was reached and a Stipulated Judgment was entered by the court under which the Company and the other defendants have agreed to new guidelines in future monitor screen size advertising and to pay an aggregate amount of $1.5 million in retail value of computer equipment and $200,000 in aggregate cash payments to the State of California. The Company's share of the settlement costs has not had, and the cost of adopting and following the new advertising guidelines will not have, a material adverse effect on the Company's financial condition or results of operations.

    In May 1995, the Company was named, along with two other personal computer manufacturers and one computer monitor vendor, in a class action complaint filed in the California Superior Court for Marin County. The case has been transferred to Orange County, California. A second class action complaint, naming the Company and 47 other manufacturers or vendors of personal computer monitors, was filed in Santa Clara County, California and was served on the Company in August 1995. Two other similar class action complaints naming the Company and others as defendants have been filed in Orange County, California. A motion has been filed by all defendants in all of the cases to consolidate all of the cases before a single judge in Santa Clara County, California. All proceedings in all of the cases have been stayed pending resolution of the motion to consolidate. The complaints allege that each of the defendants has engaged in false or misleading advertising with regard to the size of computer monitor screens. The plaintiffs seek restitution in the form of refunds or product exchange, damages, punitive damages and attorneys' fees. The Company plans to vigorously contest the allegations of the complaints.

This litigation is currently at a preliminary stage and no discovery has occurred to date. As such, it is too early for the Company to adequately evaluate the likelihood of the plaintiffs prevailing on their claims. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

    In June 1995, the Company was served with a class action complaint filed in State District Court in Travis County, Texas. The complaint alleges that the Company has included "used parts" in its "new" computer systems and has failed to adequately inform its customers and prospective customers of that practice. According to the complaint, these facts constitute fraud, negligent misrepresentation, breach of contract and breach of warranty. The plaintiffs seek refund of the purchase price for computer systems purchased from the Company, damages in an unspecified amount, injunctive relief, interest and attorneys' fees. The Company plans to vigorously contest the allegations of the complaint. This litigation is currently at a preliminary stage, and no discovery has occurred to date. As such, it is too early for the Company to adequately evaluate the likelihood of the plaintiffs prevailing on their claims. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

NOTE 8 -- EARNINGS PER COMMON SHARE

    Primary earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares and common stock equivalents (if dilutive) outstanding during each period. Common stock equivalents include stock options. The Convertible Preferred Stock is not a common stock equivalent for purposes of computing earnings per common share. The number of common stock equivalents outstanding is computed using the treasury stock method. The weighted average shares outstanding used to compute primary earnings per common share for the first nine months of fiscal 1996 includes the shares of common stock issued upon conversion of the Convertible Preferred Stock from the closing of the conversion period until the end of the nine-month period. Shares used in the calculation of fully diluted earnings per common share have been adjusted for the assumed conversion of all of the Company's outstanding Convertible Preferred Stock for all periods presented.

NOTE 9 -- SUPPLEMENTAL FINANCIAL INFORMATION (IN THOUSANDS)

Supplemental Condensed Consolidated Statement of Financial Position
Information:

                                                                       OCTOBER 29,         JANUARY 29,
                                                                           1995                1995
                                                                      -------------       -------------
Inventories:
  Production materials                                                $     416,932       $     262,150
  Work-in-process and finished goods                                         46,708              30,775
                                                                      -------------       -------------
                                                                      $     463,640       $     292,925
                                                                      =============       =============

Accrued and other liabilities:
  Accrued warranty costs                                              $      79,218       $      65,468
  Royalties and licensing                                                    81,107              34,815
  Taxes other than income taxes                                              63,411              39,873
  Book overdraft                                                             48,697              44,389
  Other liabilities                                                         159,105             139,246
                                                                      -------------       -------------
                                                                      $     431,538       $     323,791
                                                                      =============       =============

Supplemental Condensed Consolidated Statement of Income Information:

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 --------------------------    --------------------------
                                                 OCTOBER 29,    OCTOBER 30,    OCTOBER 29,    OCTOBER 30,
                                                     1995          1994           1995          1994
                                                 -----------    -----------    -----------    -----------
Financing and other income (expense), net:
  Investment income (loss), net:
    Short-term investments                       $     6,558    $    3,679     $   17,708     $  (12,393)
    Investment derivatives                                --            --             --        (23,948)
  Interest expense                                    (3,493)       (3,450)       (11,331)        (8,008)
  Foreign currency transactions                         (406)         (605)        (2,493)         1,999
  Other                                                 (924)       (1,042)        (1,930)        (1,270)
                                                 -----------    ----------     ----------     ----------
                                                 $     1,735    $   (1,418)    $    1,954     $  (43,620)
                                                 ===========    ==========     ==========     ==========
Weighted average shares used to compute
 earnings per common share:
  Primary                                            100,060        84,182         96,338         82,018
                                                 ===========    ==========     ==========     ==========
  Fully diluted                                      100,976        95,680         99,804         93,888
                                                 ===========    ==========     ==========     ==========

Supplemental Condensed Consolidated Statement of Cash Flows Information:

                                                                               NINE MONTHS ENDED
                                                                      -----------------------------------
                                                                        OCTOBER 29,          OCTOBER 30,
                                                                           1995                 1994
                                                                      --------------      ---------------
Changes in operating working capital accounts:
  Accounts receivable, net                                            $     (218,608)     $       (69,520)
  Inventories                                                               (171,067)             (53,486)
  Accounts payable                                                           127,315               78,822
  Accrued and other liabilities                                               97,674               12,820
  Other current assets                                                       (24,441)             (26,858)
  Income taxes payable                                                         9,048               15,954
  Other, net                                                                     260                7,879
                                                                      --------------      ---------------
                                                                      $     (179,819)     $       (34,389)
                                                                      ==============      ===============

Changes in non-current assets and liabilities:
  Other assets                                                        $       (4,370)     $            55
  Other liabilities                                                           27,555               21,202
                                                                      --------------      ---------------
                                                                      $       23,185      $        21,257
                                                                      ==============      ===============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All percentage amounts used in describing operating results are based on the related dollar amounts rounded to the nearest thousand which are set forth in the Condensed Consolidated Financial Statements and related notes thereto. Operating results for the three-month and nine-month periods ended October 29, 1995 are not necessarily indicative of the results that may be expected for the full fiscal year.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated the percentage of consolidated net sales represented by certain items in the Company's condensed consolidated statement of income.


                                                   PERCENTAGE OF CONSOLIDATED NET SALES
                                         -----------------------------------------------------------
                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                         ---------------------------      --------------------------
                                         OCTOBER 29,     OCTOBER 30,      OCTOBER 29,    OCTOBER 30,
                                            1995           1994              1995          1994
                                         -----------     -----------      -----------    -----------
Net sales:
   Americas                                  70.4%           72.3%            66.1%          70.0%
   Europe                                    24.1            23.5             27.0           26.8
   Other international                        5.5             4.2              6.9            3.2
                                            -----           -----            -----          -----
      Consolidated net sales                100.0           100.0            100.0          100.0
Cost of sales                                79.5            79.5             79.0           78.7
                                            -----           -----            -----          -----
      Gross margin                           20.5            20.5             21.0           21.3
Operating expenses:
   Selling, general and administrative       11.3            11.9             11.6           12.4
   Research, development and engineering      1.8             1.9              1.9            2.0
                                            -----           -----            -----          -----
      Total operating expenses               13.1            13.8             13.5           14.4
                                            -----           -----            -----          -----
      Operating income                        7.4             6.7              7.5            6.9
Financing and other income (expense), net     0.1            (0.2)             0.1           (1.8)
                                            -----           -----            -----          -----
   Income before income taxes                 7.5             6.5              7.6            5.2
Provision for income taxes                    2.2             1.9              2.2            1.6
                                            -----           -----            -----          -----
   Net income                                 5.3             4.6              5.4            3.6
Preferred stock dividends                     0.0             0.2              0.3            0.3
                                            -----           -----            -----          -----
Net income available to common
  stockholders                                5.3%            4.4%             5.1%           3.3%
                                            =====           =====            =====          =====

Net Sales

     The third quarter of fiscal 1996 marked the Company's seventh consecutive quarter of sequential growth in consolidated net sales. Consolidated net sales increased 60% and 54% in the third quarter and the first nine months, respectively, of fiscal 1996 over the comparable periods of fiscal 1995, and increased 17% over the second quarter of fiscal 1996. These increases were due primarily to an increase in units sold. Unit volumes increased 57% in the third quarter and 47% in the first nine months of fiscal 1996 over the comparable periods of the prior year mainly as a result of strong demand for the Company's Pentium(R) processor-based products, its desktop product offerings and its Latitude(TM) family of notebook computers. Additionally, because the Company's Pentium processor-based products are generally higher priced than its 486-based products, and the Company's notebook products are generally higher priced than the rest of the Company's product portfolio (excluding servers which account for a relatively small percentage of system revenue), average total revenue per unit increased 2% in the third quarter and 5% in the first nine months of fiscal 1996 as compared with the respective periods of fiscal 1995.

     The Company believes that its future success is largely dependent upon continued expansion of its notebook product line, its ability to expand its presence in the network server market and its ability to continue to efficiently manage the transition to Pentium processor-based computers and other technological advancements as they become commercially available. There can be no assurance that the Company's development activities will be successful, that product technologies will be available to the Company, that the Company will be able to deliver commercial quantities of computer products in a timely manner or that such products will achieve market acceptance. Some new products introduced by the Company are intended to replace existing products. Although the Company monitors the products that are intended to be replaced and attempts to phase out the manufacture of those products in a timely manner, there can be no assurance that such transitions will be executed without adversely affecting the Company's results of operations or financial condition.

     Growth in consolidated net sales was experienced in all geographic regions, with other international net sales comprising a significantly increased percentage of consolidated net sales during the third quarter and the first nine months of fiscal 1996 compared with the same periods of fiscal 1995. Sequential growth was experienced in both the Americas and in Europe, but other international net sales declined from the prior quarter due in part to a more competitive pricing environment in Japan. After taking into account the results of the Company's foreign currency hedging activities, consolidated net sales (expressed in United States dollars) were not significantly affected in the third quarter or in the first nine months of fiscal 1996 as a result of fluctuations in foreign currency exchange rates from the comparable periods of the prior year.

     The Company believes that a significant opportunity exists for continued growth in international operations. In October 1995, the Company completed construction of a 238,000 square foot combination office and manufacturing facility on a nine-acre site in Penang, Malaysia to meet the needs of its expanding Asia-Pacific business. This manufacturing facility began production in November 1995. The Company intends to continue to expand its international activities by increasing its market presence in existing markets through ongoing revisions and improvement of its marketing and sales compensation programs to more effectively reach its customers, by improving its support systems, by pursuing additional distribution opportunities and by entering new markets. There can be no assurance that the Company will be successful in its efforts to expand its international activities.

     The Company was affected by component shortages during the third quarter and by demand levels that exceeded its internal forecasts, which contributed to the backlog of $179.0 million at quarter-end. Backlog was $186.5 million at the end of the second quarter of fiscal 1996 and was $78.2 million at the end of the third quarter of fiscal 1995. There can be no assurance that the backlog at the end of a quarter will translate into sales in any subsequent quarter, particularly in light of the Company's policy of allowing customers to cancel or reschedule orders without penalty prior to commencement of manufacturing. The Company anticipates that industry-wide shortages of component parts will continue to be a factor affecting its business operations. In early November, Sony Corporation, the Company's sole supplier of lithium ion batteries used in Latitude XP and XPi notebook computers, had a fire in the testing area of its lithium ion battery plant in Koriyama, Japan. The Company currently has an inventory of lithium ion batteries on hand and in transit and is actively managing its current battery supply. The Company believes that Sony Corporation is aggressively working its recovery plan for the plant, but at this time the Company is not certain what impact the plant fire will have on its sales of notebook computers during the fourth quarter. In the third quarter of fiscal 1996, approximately 80% of notebook computer sales, or 12% of consolidated net sales, were attributable to notebook computers utilizing lithium ion batteries.

Gross Margin

     Gross margin increased $109.1 million in the third quarter of fiscal 1996 and $268.4 million in the first nine months of fiscal 1996 from the comparable periods in the prior year primarily as a result of the increase in unit volumes. The Company's gross margin as a percentage of consolidated net sales remained relatively stable at 20.5% and 21.0% for the third quarter and the first nine months of fiscal 1996, respectively, compared to 20.5% and 21.3% in the third quarter and the first nine months of fiscal 1995, respectively. The third quarter gross margin percentage decreased, however, from the 21.8% reported in the second quarter of fiscal 1996 due primarily to a more aggressive pricing environment in Europe in the third quarter, an unfavorable shift in the desktop mix to lower margin desktops and an unfavorable seasonal shift in the geographic mix of the Company's net sales from Europe, where margins are generally higher, to the Americas. This seasonal shift in geographic mix is the result of increased sales in the United States to the government sector in the third fiscal quarter, which the Company believes reflects the budgetary spending practices of the U.S. federal government, and decreased sales in Europe in the third fiscal quarter, which the Company believes is the result of the holiday schedule in European countries in the late summer months. The gross margin percentages for the third quarter and the first nine months of fiscal 1996 were negatively impacted by the Company's more aggressive pricing strategy in comparison to the prior year, offset by lower warranty and inventory obsolescence costs and certain economies of scale.

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

Operating Expenses

     The Company's goal is to manage operating expenses, over time, relative to gross margin. Over the last year, the Company has strengthened its management team and increased staffing worldwide to meet the demands of its growth and to expand its international presence, resulting in increased compensation-related expenses. The Company also expended additional resources relating to its investment in global information systems. These infrastructure expenditures resulted in an increase in selling, general and administrative expenses of 53% and 44% in the third quarter and the first nine months, respectively, of fiscal 1996 from the comparable periods of the prior year. However, selling, general and administrative expenses as a percentage of consolidated net sales decreased in both the third quarter and the first nine months of fiscal 1996 over the same periods of the prior year. The Company increased headcount to support increased product development activities and improved quality and time-to-market of its products as well as to support the growth of its business. Furthermore, the Company incurred additional development costs in conjunction with the development of new notebook computer products. These expenditures resulted in an increase in research, development and engineering expenses of 53% and 49% in the third quarter and the first nine months, respectively, of fiscal 1996 over the comparable periods of the prior year.

     The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. However, the Company will continue to invest in information systems and infrastructure to manage and support its growth. The Company is currently investing in a key global information systems project which it expects to complete in fiscal 1999. No assurance can be given that the Company's efforts to manage future operating expenses will be successful.

Financing and Other Income (Expense), net

     Financing and other income (expense), net was $1.8 million for the third quarter of fiscal 1996 compared with ($1.4) million for the third quarter of fiscal 1995 and was $2.0 million for the first nine months of fiscal 1996 compared with ($43.6) million for the comparable period in the prior year. The table below sets forth for the periods indicated the components of financing and other income (expense), net (in thousands):

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 -------------------------    --------------------------
                                                 OCTOBER 29,   OCTOBER 30,    OCTOBER 29,    OCTOBER 30,
                                                     1995          1994           1995          1994
                                                 -----------   -----------    -----------    -----------
Financing and other income (expense), net:
 Investment income (loss), net:
    Short-term investments                       $    6,558     $    3,679     $   17,708     $  (12,393)
    Investment derivatives                               --             --             --        (23,948)
 Interest expense                                    (3,493)        (3,450)       (11,331)        (8,008)
 Foreign currency transactions                         (406)          (605)        (2,493)         1,999
 Other                                                 (924)        (1,042)        (1,930)        (1,270)
                                                 ----------     ----------     ----------     ----------
                                                 $    1,735     $   (1,418)    $    1,954     $  (43,620)
                                                 ==========     ==========     ==========     ==========

    The short-term investment losses for the first nine months of fiscal 1995 were primarily due to recognized losses during the first half of fiscal 1995 of $23.1 million on certain of the Company's short-term investments as a result of interest rate increases in the United States, Canadian, Japanese and European interest rate markets, partially offset by investment income of approximately $10.7 million for the first nine months of fiscal 1995. The increase in investment income in the first nine months of fiscal 1996 over the $10.7 million for the comparable period of the prior year was primarily due to higher average investment balances and higher effective yields.

    Realized and unrealized net losses on interest rate derivatives recognized in the first nine months of fiscal 1995 were primarily a result of interest rate increases in the United States, Canadian, Japanese and European interest rate markets. The Company closed all remaining investment derivatives during the second quarter of fiscal 1995. Consequently, no gains or losses associated with investment derivatives have been recognized in fiscal 1996. The Company intends to use derivative financial instruments only to manage its exposure to fluctuations in foreign currency exchange rates and to manage market risk on components of its debt and equity.

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

    Interest expense in the third quarter of fiscal 1996 was relatively flat in comparison with the third quarter of fiscal 1995. Interest expense increased in the first nine months of fiscal 1996 from the comparable period of the prior year primarily due to higher borrowings and higher interest rates in fiscal
1996.   Concurrently with the issuance of the 11% Senior Notes Due August 15,
2000 (the "Notes") in the third quarter of fiscal 1994, the Company entered into interest rate swap agreements to manage the interest costs associated with the Notes. The swap agreements effectively changed the Company's interest rate exposure from a fixed-rate to a floating-rate basis. However, in response to increasing interest rates, in August 1994, the Company entered into offsetting swap agreements to effectively change its interest rate exposure back to a fixed-rate basis. The interest rate swap agreements mature on August 15, 1998, the first available redemption date of the Notes. At the end of the third quarter of fiscal 1996, the Company had outstanding receive fixed/pay floating interest rate swaps with an aggregate notional amount of $100 million offset by receive floating/pay fixed interest rate swaps with an aggregate notional amount of $100 million. The weighted average interest rate on the Notes, adjusted by the swaps, was 13.8% for the third quarter and the first nine months of fiscal 1996 compared with 12.9% and 11.4% for the third quarter and the first nine months of fiscal 1995, respectively.

Income Tax

    The Company's effective tax rate was 29% for the third quarter and the first nine months of fiscal 1996 compared with 29% for the third quarter and 30% for the first nine months of fiscal 1995. The change in the effective tax rate resulted from changes in the geographical distribution of income and losses.

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

    The Company enters into foreign currency purchased options and, to a lesser extent, forward contracts to hedge a portion of its anticipated, but not firmly committed, transactions including sales by international subsidiaries, which includes international sales by a U.S. dollar functional currency entity and intercompany shipments to certain international subsidiaries, and foreign currency denominated purchases of certain components. Foreign currency purchased options generally expire in twelve months or less and forward contracts generally mature in three months or less. The principal hedge currencies are the German mark, the British pound and the Japanese yen. At October 29, 1995, the Company held purchased option contracts that were designated and effective as hedges of anticipated sales by international subsidiaries with a total notional amount of $826.2 million and a combined net realized and unrealized loss of $11.4 million. During the third quarter of fiscal 1996, the Company closed option contracts that were designated and effective as hedges of anticipated foreign currency denominated purchases. At October 29, 1995, the net realized loss relating to these contracts was $4.9 million. Forward contracts with maturity dates of less than three months designated to hedge foreign currency transaction exposures of $167.2 million were outstanding at October 29, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash flow from operating activities for the first nine months of fiscal 1996 was $76.9 million and represented the Company's primary source of cash during the nine-month period, along with $42.1 million from the issuance of common stock under employee plans. Working capital totaled $945.9 million at October 29, 1995 compared with $719.0 million at January 29, 1995. Days in accounts receivable at the end of the third quarter of fiscal 1996 increased to 49 days from 47 days at the end of fiscal 1995. Days in accounts payable decreased slightly to 43 days at the end of the third quarter of fiscal 1996 from 44 days at the end of fiscal 1995. Inventory levels increased to 37 days of supply at the end of the third quarter of fiscal 1996 from 32 days at the end of fiscal 1995. Maintaining a low inventory level is dependent upon the Company's ability to achieve targeted revenue and product mix, to further minimize complexities in its product line and to maximize commonality of parts. There can be no assurance that the Company will be able to maintain low inventory levels in future periods.

    The Company used $66.5 million of cash during the first nine months of fiscal 1996 to construct facilities and to acquire information systems and personal computer office equipment. Capital expenditures for the fourth quarter of fiscal 1996 are expected to be approximately $20 million, primarily related to the construction of facilities, the acquisition and development of an integrated management information system and the acquisition of equipment, including computer equipment for internal use. The Company believes that its cash and short-term investments and its cash flow from operating activities will be adequate to fund its capital expenditures planned for the remainder of fiscal 1996.

    The Company has entered into a series of line of credit facilities, each of which bears interest at a defined Base Rate or Eurocurrency Rate and has a covenant based on quarterly maintenance of net worth. Maximum aggregate amounts available under the new credit facilities are limited to $200 million less the aggregate of outstanding letters of credit under these facilities. During the commitment period, the Company is obligated to pay a fee on the unused portion of the credit facilities. No borrowings or letters of credit were outstanding under these credit facilities as of October 29, 1995, and the maximum available totaled $200 million.

    On November 30, 1995, several of the Company's subsidiaries entered into a transaction pursuant to which Dell Receivables L.P. ("Dell Receivables"), a newly-formed wholly-owned subsidiary of the Company, purchases certain accounts receivable and related assets from other Company subsidiaries and in turn transfers such accounts receivable and related assets to the Dell Trade Receivables Master Trust (the "Master Trust"). The Master Trust will issue certificates evidencing fractional undivided interests therein, which certificates may be sold to investors. This arrangement will give Dell Receivables the ability to raise up to $150 million through the sale of certificates of interest in the Master Trust and replaces the Company's receivables securitization arrangement that was scheduled to expire on June 22, 1996. At December 7, 1995, this facility was unused. Dell Receivables is obligated to pay a commitment fee on the unused portion of the facility.

    On October 9, 1995, the Company's Board of Directors declared a 2-for-1 stock split of the Company's common stock in the form of a 100% stock dividend to stockholders of record as of October 20, 1995. The distribution of such dividend occurred on October 27, 1995.

    On November 29, 1995, the Company's Board of Directors declared a dividend of one Preferred Share Purchase Right (a "Right") for each outstanding share of the Company's common stock. The distribution of the Rights will be made on December 13, 1995 to the stockholders of record on that date. Each Right entitles the holder to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of $225.

The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer, the consummation of which would result in such person or group owning 15% or more of the Company's common stock. Once exercisable and under specified circumstances, each Right
(a) may be exercised to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of $225, (b) may be exercised to purchase a number of the Company's common shares having a market value of twice the exercise price, (c) may be exercised to purchase common stock of any acquiring company having a market value of twice the exercise price or (d) may be exchanged for the Company's common stock on the basis of one common share for each Right. The Rights expire on November 29, 2005 and may be redeemed by the Company under certain circumstances at a price of $.001 per Right. Neither the ownership nor the further acquisition of Company common stock by Michael S. Dell, the Company's founder, Chairman and Chief Executive Officer and largest stockholder, will cause the Rights to become exercisable or nonredeemable or will trigger the other features of the Rights. The Rights are designed to protect the Company's stockholders in the event of an unsolicited attempt to acquire the Company.

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

    On February 21, 1995, the Company offered to pay a cash premium of $8.25 for each outstanding share of its Convertible Preferred Stock that was converted to common stock. The offer of premium upon conversion was available to holders of the Convertible Preferred Stock through the closing of the special conversion period on March 22, 1995. The Company also offered to register the resale of the shares of common stock issued upon conversion of the Convertible Preferred Stock with the Securities and Exchange Commission for a 50-day period, which ended June 15, 1995. Holders of 1,190,000 shares of Convertible Preferred Stock elected to convert and, as a result, received an aggregate of approximately 10.0 million shares of common stock and $9.8 million in cash during the first quarter of fiscal 1996. The $9.8 million conversion premium and $0.5 million of expenses of the conversion offer were treated as an additional dividend on the Convertible Preferred Stock for financial reporting purposes.

    During the first nine months of fiscal 1996, the Company granted approximately 660,000 shares of restricted stock to employees pursuant to its long-term incentive plan. Due to the granting of these additional shares, the unearned compensation associated with restricted stock grants has increased from $4.4 million at January 29, 1995 to $18.6 million at October 29, 1995. Such unearned compensation is being amortized to expense over the vesting period of the underlying restricted stock.

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

ITEM 1.  LEGAL PROCEEDINGS

    The Company has been named as a defendant in approximately 30 repetitive stress injury lawsuits, most of which are in New York state courts or United States District Courts for the New York City area. Several are in state courts in New Jersey. One is in the Federal District Court for the Eastern District of Pennsylvania, and one is in Federal District Court in Kansas. Two cases have been dismissed; the remainder are at various stages of the process leading to trial. The allegations in all of these lawsuits are similar. Each plaintiff alleges that he or she suffers from symptoms generally known as "repetitive stress injury," which allegedly were caused by the design or manufacture of the keyboard supplied with the computer the plaintiff used. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The suits naming the Company are just a few of many lawsuits of this type that have been filed, often naming Apple, Atex, Compaq, IBM, Keytronic and other major suppliers of keyboard products. The Company currently is not able to predict the outcome of these suits. It is possible that the Company may be named in additional suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. However, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company's financial condition or results of operations.

    On August 11, 1993, the Company received a subpoena from the United
States Department of Commerce, Office of Export Enforcement of the Bureau of Export Administration, requiring the Company to provide all documents relative to any and all exports of 486/66 personal computers or related components to Russia, Ireland, Iran or Iraq during the period from January 1992 through August 1993 in connection with an investigation to enforce regulations under the Export Administration Act of 1979, as amended. In September 1995, the Company received a letter from the Dallas Field Office of the Department of Commerce closing out the investigation into the shipments to Russia and Ireland. The Department of Commerce found no wrongdoing by the Company with regard to these destinations. The Company is still awaiting a response from the Department of Commerce regarding its voluntary self disclosure of certain shipments to Iran in June 1992. If the Office of Export Enforcement's investigators determine that the Company has violated applicable regulations, the government could potentially file civil or criminal charges. The Company has fully responded to the subpoena and, in accordance with its policy to comply fully with export laws and regulations, intends to cooperate with the Office of Export Enforcement. The Company does not believe that this investigation or its outcome will have a material adverse effect on the Company's financial condition or results of operations.

    The Company received a subpoena from the Federal Trade Commission (the "FTC"), dated July 18, 1994, in connection with an inquiry with respect to whether the Company may have misrepresented or improperly failed to disclose patent rights that would conflict with open use of a local high-speed personal computer bus standard promulgated by the Video Electronics Standards Association. On November 2, 1995, the Company and the FTC announced that they had entered into a consent agreement under which the Company will ensure that any Company employees who are members of standards committees fully understand and disclose patents that may be related to standards under consideration by those committees. In agreeing to the consent decree, the Company did not admit to any wrongdoing, nor did the FTC find that the Company had violated any law or regulation. In addition, the FTC did not impose any fines or sanctions against the Company. The consent decree is subject to public comment until January 1996 before it becomes final.

    In March 1995, the Company was named along with twelve other personal computer or computer monitor manufacturers in a complaint filed by the District Attorney for Merced County, California. The complaint alleges that each of the defendants has engaged in false or misleading advertising with regard to the size of computer monitor screens and seeks unspecified damages and injunctive relief. In May 1995, several other district attorneys in other California counties joined this lawsuit as co-plaintiffs. On September 27, 1995, a settlement was reached and a Stipulated Judgment was entered by the court under which the Company and the other defendants have agreed to new guidelines in future monitor screen size advertising and to pay an aggregate amount of $1.5 million in retail value of computer equipment and $200,000 in aggregate cash payments to the State of California. The Company's share of the settlement costs has not had, and the cost of adopting and following the new advertising guidelines will not have, a material adverse effect on the Company's financial condition or results of operations.

    In May 1995, the Company was named, along with two other personal computer manufacturers and one computer monitor vendor, in a class action complaint filed in the California Superior Court for Marin County. The case has been transferred to Orange County, California. A second class action complaint, naming the Company and 47 other manufacturers or vendors of personal computer monitors, was filed in Santa Clara County, California and was served on the Company in August 1995. Two other similar class action complaints naming the Company and others as defendants have been filed in Orange County, California. A motion has been filed by all defendants in all of the cases to consolidate all of the cases before a single judge in Santa Clara County, California. All proceedings in all of the cases have been stayed pending resolution of the motion to consolidate. The complaints allege that each of the defendants has engaged in false or misleading advertising with regard to the size of computer monitor screens. The plaintiffs seek restitution in the form of refunds or product exchange, damages, punitive damages and attorneys' fees. The Company plans to vigorously contest the allegations of the complaints. This litigation is currently at a preliminary stage and no discovery has occurred to date. As such, it is too early for the Company to adequately evaluate the likelihood of the plaintiffs prevailing on their claims. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

    In June 1995, the Company was served with a class action complaint filed in State District Court in Travis County, Texas. The complaint alleges that the Company has included "used parts" in its "new" computer systems and has failed to adequately inform its customers and prospective customers of that practice. According to the complaint, these facts constitute fraud, negligent misrepresentation, breach of contract and breach of warranty. The plaintiffs seek refund of the purchase price for computer systems purchased from the Company, damages in an unspecified amount, injunctive relief, interest and attorneys' fees. The Company plans to vigorously contest the allegations of the complaint. This litigation is currently at a preliminary stage, and no discovery has occurred to date. As such, it is too early for the Company to adequately evaluate the likelihood of the plaintiffs prevailing on their claims. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES

    Adoption of Rights Plan. On November 29, 1995, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan that is designed to protect the Company's stockholders in the event of an unsolicited attempt to acquire the Company. The terms of such plan, the Preferred Share Purchase Rights that will be issued in connection with the implementation of such plan and the new series of preferred stock that was created in connection therewith are described in the Company's Current Report on Form 8-K, dated November 29, 1995 and filed with the Securities and Exchange Commission on November 30, 1995, which description is incorporated herein by reference.

    Amendments to Bylaws. On November 29, 1995, the Board of Directors approved certain amendments to the Company's Bylaws. Such amendments (a) permit the Board of Directors to postpone a previously scheduled meeting of stockholders by giving public notice of such postponement prior to the date previously scheduled for such meeting, (b) permit the chairman of a meeting of stockholders to fix and announce the date and time of the opening and closing of the polls for each matter upon which the stockholders will vote at the meeting, (c) permit the Board of Directors to designate the chairman of any meeting of stockholders and (d) permit the chairman of a meeting of stockholders to determine the rules of order and procedure to be followed in the conduct of such meeting. The complete text of such amendments is filed as
Exhibit 3.2 to this Report.

    In addition, the Board of Directors, on November 29, 1995, adopted Restated Bylaws for the Company, which Restated Bylaws incorporate the amendments described above, as well as other Bylaw amendments previously approved by the Board since the original adoption of the Bylaws. The complete text of the Restated Bylaws is filed as Exhibit 3.3 to this Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

        The following exhibits are filed as a part of this Report:

   EXHIBIT NO.                                         DESCRIPTION OF EXHIBIT
   -----------                                         ----------------------
      3.1          Certificate of Designations of Series A Junior Participating Preferred Stock, dated  November
                   29, 1995 and filed December 4, 1995
      3.2          Amendments to Bylaws, adopted November 29, 1995
      3.3          Restated Bylaws, as adopted on November 29, 1995
      4            Rights Agreement, dated as of November 29, 1995, between the Company and Chemical Bank, as
                   Rights Agent (incorporated by reference to Exhibit 4 to the Company's Current Report on Form
                   8-K, dated November 29, 1995 and filed with the Securities and Exchange Commission on
                   November 30, 1995, Commission File No. 0-17017)
      10           Supplement to Schedule of Similar Agreements, listing additional agreements substantially identical to the Committed Credit Line Agreement filed as Exhibit 10.1 to the Company's
                   Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995
      11           Statement Re Computation of Per Share Earnings
      27           Financial Data Schedule

(b)      Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the fiscal quarter to which this Report relates. On November 30, 1995, the Company filed a Current Report on Form 8-K reporting under Item 5 the adoption by the Board of Directors of the Preferred Share Purchase Rights Plan referred to in
Item 2 of this Report.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              DELL COMPUTER CORPORATION


 December 8, 1995                               /s/  Thomas J. Meredith
                                        ----------------------------------------
                                                   Thomas J. Meredith
                                                 Senior Vice President
                                          (On behalf of the registrant and as
                                              principal financial officer)

                               INDEX TO EXHIBITS

   EXHIBIT NO.                                         DESCRIPTION OF EXHIBIT
   -----------                                         ----------------------
      3.1          Certificate of Designations of Series A Junior Participating Preferred Stock, dated November
                   29, 1995 and filed December 4, 1995
      3.2          Amendments to Bylaws, adopted November 29, 1995
      3.3          Restated Bylaws, as adopted on November 29, 1995
      4            Rights Agreement, dated as of November 29, 1995, between the Company and Chemical Bank, as
                   Rights Agent (incorporated by reference to Exhibit 4 to the Company's Current Report on Form
                   8-K, dated  November 29, 1995 and filed with the Securities and Exchange Commission on
                   November 30, 1995, Commission File No. 0-17017)
      10           Supplement to Schedule of Similar Agreements, listing additional agreements substantially identical to the Committed Credit Line Agreement filed as Exhibit 10.1 to the Company's
                   Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995
      11           Statement Re Computation of Per Share Earnings
      27           Financial Data Schedule