Form 10-K405
period 1996-01-28
DELL COMPUTER CORP
filed 1996-03-28
CIK 826083

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 28, 1996

                         COMMISSION FILE NUMBER 0-17017

                           DELL COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     74-2487834
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

            2214 WEST BRAKER LANE, SUITE D, AUSTIN, TEXAS 78758-4053 (Address, including Zip Code, of registrant's principal executive offices)

                                 (512) 338-4400
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Common Stock, par value $.01 per share
                        Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES
  OF THE REGISTRANT AS OF MARCH 22, 1996....................................  $2,347,100,735
                                                                              --------------
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 22, 1996...........      90,248,455
                                                                              --------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Report is incorporated herein by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 1996, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     Dell Computer Corporation (the "Company") designs, develops, manufactures, markets, services and supports a wide range of computer systems, including desktops, notebooks and network servers, and also markets software, peripherals and service and support programs. With revenue of approximately $5.3 billion for fiscal 1996 (which ended on January 28, 1996), the Company is the world's leading direct marketer of computer systems and one of the top seven computer vendors in the world.

     The Company is a Delaware corporation that was incorporated in October 1987, succeeding to the business of a predecessor Texas corporation (also named Dell Computer Corporation) that was originally incorporated in May 1984. Based in Austin, Texas, the Company conducts operations worldwide through wholly owned subsidiaries. See "Item 1 -- Business -- Geographic Areas of Operations" below. Unless otherwise specified, references herein to the "Company" are references to the Company and its consolidated subsidiaries. The Company operates in one principal industry segment.

     The Company's common stock, par value $.01 per share (the "Common Stock"), is listed on The Nasdaq National Market under the symbol "DELL." See "Item
5 -- Market for Registrant's Common Equity and Related Stockholder
Matters -- Market Information" below.

BUSINESS STRATEGY

     The Company's business strategy is customer-focused and aims to deliver the best customer experience through direct, comprehensive customer relationships, cooperative research and development with technology partners, custom-built computer systems and service and support programs tailored to customer needs. The Company believes that this approach provides it with several competitive advantages. The approach eliminates the need to support an extensive network of wholesale and retail dealers, thereby avoiding typical dealer mark-ups, the higher inventory costs associated with the wholesale/retail channel and the competition for retail shelf space, while reducing the obsolescence risk associated with products in a rapidly changing technological market. In addition, direct customer contact allows the Company to maintain, monitor and update a database of information about customers and their current and future product and service needs, which can be used to shape future product offerings and post-sale service and support programs.

     Comprehensive Customer Relationships. The Company seeks to develop and utilize direct customer relationships to understand end-users' needs and to deliver high quality computer products and services tailored to meet those needs. With respect to major account customers, the relationship begins prior to sale, when the Company works with the customer to plan a strategy to meet that customer's current and future technology needs. The direct relationship continues after the sale, as dedicated account teams consisting of sales, customer service and technical personnel continue to support the customer's technology objectives. The Company also establishes direct relationships with small-to-medium business and individual customers, although some of those relationships may not be as extensive as the relationships with major account customers. All of these direct customer relationships provide the Company with a flow of information about its customers' plans and requirements and enable it to weigh their needs against emerging technologies.

     Cooperative Research and Development. The Company also attempts to develop cooperative, meaningful relationships with the world's most advanced technology companies. Working with these companies, the Company's engineers manage quality, integrate technologies and design and manage system architecture. This cooperative approach allows the Company to determine the best method and timing for delivering new technologies to the market. The Company's goal is to deliver the right technology to its customers at the right time.

     Custom-Built Computers. The Company was founded on the principle that delivering computers custom-built to specific customer orders is the best business model for providing solutions that are truly relevant to end-user needs. This build-to-order, flexible manufacturing process enables the Company to achieve faster inventory turnover and reduced inventory levels and allows the Company to rapidly incorporate new technologies and components into its product offerings.

     Custom-Tailored Service and Support Programs. In the same way that the Company's computer products are built-to-order, service and support programs are designed to fit specific customer requirements. The Company offers a broad range of service and support programs through its own technical personnel and its direct management of specialized service suppliers. These services range from telephone support to on-site customer-dedicated systems engineers.

     While the Company believes that its business strategy provides it with competitive advantages, there are many factors that may affect the Company's business and the success of its operations. These factors include general economic and business conditions; the level of demand for computers; the level and intensity of competition in the computer industry and the pricing pressures that may result; the ability of the Company to timely and effectively manage periodic product transitions and component availability; the ability of the Company to develop new products based on new or evolving technology and the market's acceptance of those products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period; and the Company's ability to continue to improve its infrastructure (including personnel and systems) to keep pace with the growth in its overall business activities. For a discussion of these and other factors affecting the Company's business and prospects, see "Item 1 -- Business -- Factors Affecting the Company's Business and Prospects" below.

GEOGRAPHIC AREAS OF OPERATIONS

     The Company's products are currently sold in more than 130 countries worldwide. During fiscal 1996, the Company continued the consolidation of its worldwide operations into distinct geographic regions to support its customers in each area through fully integrated, regional business units. Under the regionalized structure, the Company's global business operations are divided into four distinct geographic regions. The Americas region, which is based in Austin, Texas, covers the United States, Canada and Latin America. The Europe region, which is based in Bracknell, England, covers the European countries and also some countries in the Middle East and Africa. The Asia Pacific region, which is based in Hong Kong, covers the Far East (exclusive of Japan), Australia and New Zealand. The Japan region covers only Japan and is based in Tokyo.

     The Company's corporate headquarters is located in Austin, Texas. The Company's manufacturing facilities are located in Austin, Texas; Limerick, Ireland; and Penang, Malaysia. Construction of the Malaysian facility, which also houses the Asia Pacific Customer Center, was started and completed during fiscal 1996. See "Item 2 -- Properties" below.

     For financial information about the results of the Company's operations by geographic region for each of the last three fiscal years, see Note 13 of Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data."

     The Company intends to continue to expand its international activities by increasing its market presence in existing markets through strengthening its marketing and sales compensation programs, by improving its infrastructure, by pursuing additional distribution opportunities and by entering new markets. There can be no assurance, however, that the Company will be successful in its efforts to expand geographically. In addition, international activities are subject to special risks. See "Item 1 -- Business -- Factors Affecting the Company's Business and Prospects" below.

PRODUCT PORTFOLIO

     The Company offers a wide range of computer systems, including desktops, notebooks and network servers, as well as software, peripherals and service and support programs.

     Desktop Computer Systems. The OptiPlex(TM) line of desktop computer systems is the Company's mainstream offering for corporate and other major account customers who require advanced features, performance and networkability. The OptiPlex DGX series is designed for advanced users; the OptiPlex GX series is designed for mainstream business users; and the OptiPlex G and OptiPlex X series are designed for value-oriented users. All of these systems utilize Pentium(R) processors from Intel Corporation, with the OptiPlex DGX series offering single or dual processor configurations. The Company also offers the OptiPlex 486/E series, which is based on 486 processors.

     The Company has two lines of desktop computer systems that are designed primarily for small-to-medium businesses and individual users. The Dell Dimension(TM) XPS line is targeted at technologically sophisticated users and includes systems based on Intel's Pentium Pro(R) processors and systems based on Pentium processors. The Dell Dimension line is designed for the more value-oriented user and is based on Pentium processors.

     Notebook Computers. The Company offers two lines of notebook or portable computers. The systems within the Latitude(TM) X-Series line are high performance systems optimized for corporate enterprise and network enterprise connectivity. The systems within the Latitude L-Series line are performance systems optimized for remote connectivity and highly mobile usage.

     Servers. The PowerEdge(R) line of network servers consists of systems that can operate as file servers, database servers, applications servers and communications/groupware servers in a networked computing environment. The PowerEdge XL series is designed for large, complex network environments of 500 or more users and includes systems that may be configured with one, two or four Pentium processors. The PowerEdge XE-2 and PowerEdge SP-2 series are designed for mid-sized networks and include systems that may be configured with one or two Pentium processors. The PowerEdge EL series is an entry-level design for small workgroups and is based on the Pentium processor. The PowerEdge Web Server is an Internet World Wide Web information server and consists of a PowerEdge EL server with preinstalled network and communications software.

     Software and Peripheral Products. In addition to its own branded products, the Company offers a broad range of software and peripheral products through its DellWare(R) program. Through DellWare, the Company offers more than 7,000 of the most popular software packages and hardware and communication peripherals. The Company's ReadyWare(SM) program is a collection of more than 60 popular software applications and interface cards that can be factory-installed on any computer system the Company sells.

     Service and Support. The Company enhances its product offerings with a number of specialized services, including custom hardware and software integration and network installation and support. The Company offers next-business-day delivery, as well as an extended training and support program from Software Support, Inc., on more than 125 of its software offerings. For additional discussion of the Company's service and support programs, see "Item 1 -- Business -- Service and Support" below.

MARKETING AND SALES

     The Company's customers range from major accounts, which include large corporations, government agencies and medical and educational institutions, to small businesses and individuals. The Company creates specialized marketing approaches tailored to meet the needs of each type of customer. No single customer accounted for more than 10% of the Company's consolidated net sales during any of the last three fiscal years.

     Major Accounts. The Company has a broad base of business among Fortune 500(R) companies and governmental, medical and educational institutions worldwide. The Company holds a U.S. General Services Administration Schedule contract, through which it sells to U.S. federal governmental agencies.

     The Company maintains a field sales force calling on major account customers and prospects. The Company develops direct sales marketing programs and services specifically geared to these major account customers. Account management teams, consisting of sales, customer service and technical support representatives, form long-term customer relationships to provide each major account customer with a single source of assistance on issues ranging from order placement to system configuration, connectivity and technology transitioning. To support these teams, the Company has account executives in many major cities around the world. For customers with in-house maintenance organizations, the Company offers a variety of programs, including specialized computer training programs, a repair parts assistance program and other customized programs to provide access to the Company's technical support team. Customized product delivery and service programs are available on a worldwide basis. See "Item
1 -- Business -- Service and Support" below.

     The Company supplements its direct marketing strategy by marketing through value-added resellers ("VARs") that customize the Company's computer systems with specific end-user applications through the addition of hardware, software or services. Because VARs frequently package complete application-specific solutions, they are able to benefit from the Company's custom manufacturing and technical and marketing support programs. To provide VARs with added flexibility, the Company offers several programs tailored directly to their needs. For example, VARs can purchase complete systems from the Company and have them shipped directly to the user's installation site, allowing VARs to reduce inventory, handling and other related costs.

     Net sales from major account customers totaled $3.36 billion in fiscal 1996, $2.31 billion in fiscal 1995 and $1.84 billion in fiscal 1994, representing a 45% increase from fiscal 1995 to fiscal 1996 and a 26% increase from fiscal 1994 to fiscal 1995. As a percentage of consolidated net sales, sales to this customer group represented approximately 63% in fiscal 1996, 67% in fiscal 1995 and 64% in fiscal 1994.

     Small-to-Medium Businesses and Individuals. The Company also has a significant base of business among small-to-medium businesses and individuals. Typically, these customers are knowledgeable computer users and are not first-time buyers of computer systems. The Company maintains a sales force that markets its products and services to these customers by advertising in trade and general business publications and by mailing a broad range of direct marketing publications, such as promotional pieces, catalogs and customer newsletters. The Company believes these customers value its ability to provide reliable, custom configured computer systems at competitive prices, knowledgeable sales assistance, post-sale support and on-site service offerings.

     Net sales from small-to-medium business and individual customers totaled $1.93 billion in fiscal 1996, $1.16 billion in fiscal 1995 and $1.03 billion in fiscal 1994, representing a 67% increase from fiscal 1995 to fiscal 1996 and a 12% increase from fiscal 1994 to fiscal 1995. As a percentage of consolidated net sales, sales to this customer group represented approximately 37% in fiscal 1996, 33% in fiscal 1995 and 36% in fiscal 1994.

SERVICE AND SUPPORT

     The Company offers a variety of service and support programs in all of its geographic markets. The following is a brief description of the service and support programs offered exclusively or primarily to the Company's U.S. customers. A full line of warranty, service and support options are available in the Company's international markets, but these options can vary significantly based on the local market and customer requirements.

     Standard Programs. Most of the Company's systems include a standard one-year, next-business-day, on-site service contract. In addition, basic warranty coverage includes a three-year limited warranty for OptiPlex desktop systems, Latitude notebook systems and PowerEdge server systems and a one-year limited warranty for Dell Dimension XPS and Dell Dimension desktop systems. The three-year warranties include one year of parts and labor coverage and two additional years of parts only coverage, while the one-year warranties include a year of parts and labor coverage. The Company also provides a 30-day "Total Satisfaction" money back guarantee for any U.S. end-user customer buying directly from the Company.

     The Company's SelectCare(SM) service and support program comes standard with all desktop and notebook systems. This program includes a toll-free hardware support line that is accessible 24 hours a day, 7 days a week for the life of all of the Company's systems. The technical specialists staffing this line maintain close contact with the Company's marketing, manufacturing and product design groups and have on-line access to each customer's original system configuration and service history. Customers purchasing notebook computer systems are provided with access to a separate, dedicated toll-free line staffed with mobile computing technicians 24 hours a day, 7 days a week. The Company's BusinessCare(SM) program comes standard with all PowerEdge server systems. This program, which is designed for corporate users with servers on local or wide area networks, includes one year of parts and labor on-site service, two additional years of parts delivery service and five assistance calls to the Company's network operating system support technicians.

     The Company offers alternative support avenues through the Internet and many of the on-line subscription services such as CompuServe, America Online and Prodigy. The Company also provides customers anytime access to the Company's bulletin board for technical information that is menu-driven and fully interactive, as well as access to its TechFax(SM) system (a fax-back service) and its AutoTech system (an interactive voice response unit).

     Many of the Company's systems include software that enables customers to diagnose and communicate system problems. Several systems also include a built-in diagnostics program that can provide on-line information about system malfunctions.

     Additional Options. Recognizing that customer service and support requirements vary, the Company offers customers the opportunity to customize their SelectCare or BusinessCare program by selecting additional levels of service and support to satisfy their individual needs. Customers may supplement the standard one-year service contract with extended service contracts providing up to five additional years of next-business-day, on-site service. BusinessCare customers may upgrade to BusinessCare Plus, which provides three years of four-hour on-site response, 24 hours a day.

     Through the DellPlus program, the Company offers specialized services designed to satisfy customers' unique hardware and software integration requirements. With this program, a customer's particular integration requirements (whether hardware related, such as specialized network cards, video and graphic boards, modems, tape drives or hard drives; or software related, such as customer proprietary software applications or drivers) can be satisfied at the time the customer's systems are manufactured. This is in addition to the Company's ReadyWare program, which is a collection of more than 60 popular software applications and interface cards that can be factory-installed.

     The Company offers around-the-clock software support on more than 125 of the most popular software applications. Single users may subscribe to this support on a 90-day or one-year basis, while multi-user groups can arrange for hourly blocks of access.

     The Company also offers a variety of on-site installation services that can be customized to meet the needs of each specific customer. These services include basic installation and orientation, system connectivity and functional testing, external peripheral installation, internal device installation and file server and advanced system installation.

     Many of the Company's service and support programs, particularly the software support and on-site service programs, are provided through independent third-party contractors. In the United States, such contractors include Software Support, Inc., BancTec Service Corp. and Digital Equipment Corporation.

MANUFACTURING

     The Company operates manufacturing facilities in Austin, Texas; Limerick, Ireland; and Penang, Malaysia. Construction of the Malaysian facility, which also houses the Company's Asia Pacific Customer Center, began in March 1995 and was completed in October 1995; this facility began production in November 1995.

     The Company's manufacturing process consists of assembly, functional testing and quality control of the Company's computer systems. Testing and quality control processes are also applied to components, parts and subassemblies obtained from suppliers. The Company's build-to-order manufacturing process is designed to allow the Company to quickly produce customized computer systems and to achieve rapid inventory turnover and reduced inventory levels, which lessens the Company's exposure to the risk of declining inventory values. This flexible manufacturing process also allows the Company to incorporate new technologies or components into its product offerings quickly. The build-to-order manufacturing process makes it more difficult, however, for the Company to achieve the same manufacturing efficiencies as computer manufacturers that sell standardized products in high volume.

     The Company contracts with Sony Corporation and Quanta Computer, Inc. to manufacture unconfigured base notebook computers. The Company then custom configures these systems for shipment to customers.

     Quality control is maintained through the testing of components, parts and subassemblies at various stages in the manufacturing process. Quality control also includes a burn-in period for completed units after assembly, on-going production reliability audits, failure tracking for early identification of production and component problems and information from the Company's customers obtained through its direct relationships and service and support programs. The Company conducts a voluntary vendor certification program, under which qualified vendors commit to meet defined quality specifications. Both the U.S. and Ireland manufacturing facilities have been certified as meeting ISO 9002 quality standards; the Malaysian facility, having only been in production since November 1995, is not yet eligible for this certification.

PRODUCT DEVELOPMENT

     The Company's product development efforts are focused on designing and developing reasonably priced computer systems that adhere to industry standards and incorporate the technologies and features that the Company believes are the most desired by its customers. To accomplish this objective, the Company must evaluate, obtain and incorporate new hardware, software, communications and peripherals technologies that are primarily developed by others. The Company's product development team includes programmers, technical project managers and engineers experienced in system architecture, logic board and chip design, sub-system development, mechanical engineering, manufacturing processing and operating systems design. This cross-functional approach to product design has enabled the Company to develop systems with improved functionality, manufacturability, reliability, serviceability and performance, while keeping costs competitive. The Company takes steps to ensure that new products are compatible with industry standards and that they meet cost objectives based on competitive pricing targets.

     The Company bases its product development efforts on cooperative, meaningful relationships with the world's most advanced technology companies. These working relationships allow the Company to use its direct marketing model and build-to-order manufacturing process to deliver, on a timely and cost-effective basis, those emerging technologies that are most important to its customers.

     The Company spent $95 million in fiscal 1996 on research, development and engineering activities, compared with $65 million in fiscal 1995 and $49 million in fiscal 1994. The amount the Company spends on research, development and engineering activities is determined as part of the annual budget process and is based on cost-benefit analyses and revenue forecasts. The Company prioritizes activities to focus on projects that it believes will have the greatest market acceptance and achieve the highest return on the Company's investment.

PATENTS, TRADEMARKS AND LICENSES

     The Company holds 127 U.S. patents and eight foreign patents. At January 28, 1996, the Company had 334 U.S. patent applications pending and 30 foreign applications pending in several European and Asian countries. The Company's United States patents expire in years 2005 through 2013. The inventions claimed in those patents and patent applications cover aspects of the Company's current and possible future computer system products and related technologies. The Company is developing a portfolio of patents that it anticipates will be of value in negotiating intellectual property rights with others in the industry.

     The Company has obtained U.S. federal trademark registration for its DELL word mark and its Dell logo mark. The Company owns registrations for 19 of its other marks in the United States. As of January 28, 1996, the Company had pending applications for registration of 12 other trademarks. The DELL word mark, Dell logo and other trademark and service mark registrations in the United States may be renewed as long as the marks continue to be used in interstate commerce. The Company believes that establishment of the DELL mark and logo in the United States is material to the Company's operations. The Company has also applied for or obtained registration of the DELL mark and several other marks in approximately 91 other countries or jurisdictions where the Company conducts or anticipates expanding its international business. The Company has also taken steps to reserve corporate names and to form non-operating subsidiaries in certain foreign countries where the Company anticipates expanding its international business. The Company is precluded from obtaining a registration for trademarks consisting of or incorporating the term "Dell" in certain foreign countries, although the Company does not believe that its inability to register "Dell" as a trademark in such countries will have a material adverse effect on its business.

     On March 5, 1993, the Company and Texas Instruments, Inc. ("TI") entered into an agreement to cross-license their respective patent portfolios. Under the terms of the agreement, the Company makes annual royalty payments to TI. The agreement expires on January 31, 1998.

     In August 1993, the Company and International Business Machines Corporation ("IBM") entered into a patent license agreement, under which the parties licensed to each other, within prescribed fields of use, all current patents and all patents entitled to an effective application filing date prior to February 1, 1999 that are owned by either of the parties or any of their subsidiaries. The Company makes annual royalty payments to IBM under the agreement. The agreement terminates on the latest expiration date of the patents licensed thereunder.

     The Company has entered into non-exclusive licensing agreements with Microsoft Corporation giving the Company the right to distribute various software packages and the MS-DOS, Windows and Windows 95 operating system software. The Company has also entered into various other software licensing agreements with other companies.

     From time to time, other companies and individuals assert exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to the computer industry or the Company's business. The Company evaluates each claim relating to its products and, if appropriate, seeks a license to use the protected technology. The licensing agreements generally do not require the counterparty to assist the Company in duplicating its patented technology nor do these agreements protect the Company from trade secret, copyright or other violations by the Company or its suppliers in developing or selling these products.

INFRASTRUCTURE

     Management Information Systems. The Company's management information systems enable the Company to track each unit sold from the initial sales contacts, through the manufacturing process to post-sale service and support. The system assists the Company in tracking key information about many of its customers. The Company is able to target marketing activities specifically to particular types of customers using its database to assess purchasing trends, advertising effectiveness and customer and product groupings. This database, unique to the Company's direct model, allows the Company to gauge customer satisfaction issues and also provides the opportunity to test new propositions in the marketplace prior to product or service introductions.

     The Company is in the process of transitioning its management information systems to more fully integrate them on an enterprise-wide basis, to reduce redundancy and to incorporate enhanced functionality. The Company currently expects this transition, which involves both hardware and software enhancements, to continue at least through fiscal 1999. See "Item 1 -- Business -- Factors Affecting the Company's Business and Prospects -- Strength of Infrastructure" below.

     Employees. At January 28, 1996, the Company had approximately 8,400 full-time employees. Approximately 5,600 of those employees were located in the United States, and approximately 2,800 were located in other countries. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

GOVERNMENT REGULATION

     In the United States, the Federal Communications Commission (the "FCC") regulates the radio frequency emissions of computing equipment. The FCC has established two standards for computer products, Class A and Class B. Only Class B products may be sold for use in a residential environment. Both Class A and Class B products may be sold for use in a commercial environment. All of the Company's current desktop, notebook and network server systems are sold under the more restrictive Class B certification. The Company periodically tests its products to ensure that the products satisfy applicable FCC regulations.

     The Company's business is also subject to regulation by various other federal and state governmental agencies. Such regulation includes the anti-trust regulatory activities of the U.S. Federal Trade Commission and Department of Justice, the import/export regulatory activities of the U.S. Department of Commerce and the product safety regulatory activities of the U.S. Consumer Products Safety Commission.

     The Company is also required to obtain regulatory approvals in other countries prior to the sale or shipment of products. In certain jurisdictions, such requirements are more stringent than in the United States. Many developing nations are just beginning to establish safety, environmental and other regulatory requirements, which may vary greatly from U.S. requirements.

BACKLOG

     At the end of fiscal 1996, backlog was $102 million, compared with backlog of $95 million at the end of fiscal 1995. The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that the backlog at any point in time will translate into sales in any subsequent period, particularly in light of the Company's policy of allowing customers to cancel or reschedule orders without penalty prior to commencement of manufacturing.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

     Statements in this Report that relate to future results or events are based on the Company's current expectations. There are many factors that affect the Company's business and the results of its operations. The following is a description of some of the important factors that may cause the actual results of the Company's operations in future periods to differ materially from those currently expected or desired.

     General Economic Conditions. The Company's business partly depends on general economic and business conditions. Most of the Company's sales are to major corporate, government, education and medical customers and small-to-medium businesses. General economic conditions that cause such customers to reduce or delay their investments in computer systems could have a negative effect on the Company's strength and profitability.

     Industry Growth and Demand. The strength and profitability of the Company's business also depends on the overall strength of demand for computers and growth in the computer industry. A softening of demand may result in decreased revenues (or at least declining revenue growth rates) for computer manufacturers in general and the Company in particular. Furthermore, weakening demand may result in pricing pressures for products that the Company sells, which could have a negative effect on the Company's revenues and profitability.

     Growth of the Direct Channel. The Company's future success party depends on the continued growth of direct channels for the distribution of computer systems and related products. While the Company's direct marketing approach has gained acceptance among a large number of customers who are comfortable purchasing directly from the manufacturer, the approach may not appeal to buyers who desire physical access to products prior to purchase. The Company believes that these buyers consist primarily of certain small-to-medium businesses and individuals, particularly those making their first computer purchase. The Company has no current plans or intention to market its products through traditional indirect distribution channels, and there can be no assurance that it would be able to establish a significant presence in those channels if it became necessary or desirable in the future. There can be no assurance that worldwide direct marketing channels will grow or that the Company's distribution strategy will continue to be successful.

     Competition. The computer industry is highly competitive and may become more so as the result of, among other things, the introduction of new competitors (including large multi-national, diversified companies) and possibly weakening demand. Principle competitive factors include product performance, quality and reliability, customer service and support, marketing and distribution capabilities and price. There can be no assurance that the Company will be able to maintain or improve its current competitive position with respect to any of these or other competitive factors. Some of the Company's competitors have stronger brand-recognition, greater financial, marketing, manufacturing and technological resources, broader product lines and larger installed customer bases than does the Company. This intense competition could result in loss of customers or pricing pressures, which would negatively affect the Company's results of operations.

     The Company and other computer manufacturers generally have access to, and make use of, many of the same components, often from the same group of suppliers. The general industry practice has been to reduce the prices of computer systems as component prices decline. The Company may take other pricing actions as it attempts to maintain a competitive mix of price, performance and customer support services while managing its liquidity, profitability and growth. Although the Company attempts to mitigate the effects of price reductions by improving product mix, further reducing component costs and lowering operating costs, there can be no assurance that pricing actions will enhance or improve the Company's competitive position or that cost-reduction efforts will offset the effects of reduced prices on profitability.

     International Activities. The Company's international operations have provided a significant part of the Company's growth during recent fiscal years. The success and profitability of international operations are subject to numerous risks and uncertainties, such as economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currency in which products are sold. Changes in exchange rates may adversely affect the Company's consolidated net sales (as expressed in U.S. dollars) and gross margins from international operations. The Company attempts to mitigate this exposure through hedging transactions. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Hedging Activities" and Note 4 of Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data."

     Fluctuations in Operating Results. The Company's operating results may fluctuate from period to period and will depend on numerous factors, including customer demand and market acceptance of the Company's products, new product introductions, product obsolescence, component price fluctuations, varying product mix, foreign currency exchange rates, foreign currency and interest rate hedging and other factors. The Company's business is sensitive to the spending patterns of its customers, which in turn are subject to prevailing economic conditions and other factors beyond the Company's control.

     The Company's net sales in a given quarter are largely dependent on customer orders received in that quarter, and operating expenditures are primarily based on forecasts of customer demand. If demand does not meet the Company's expectations in any given period, the sales shortfall may result in an increased effect on operating results if the Company is unable to adjust operating expenditures quickly enough to compensate for such shortfall.

     Product, Customer and Geographic Mix. The profitability of the Company's operations for any given period is partially dependent on the mix of products that the Company sells during that period and the strength of demand for the Company's products among various types of customers and in various geographic regions. Many of the factors that affect product, customer and geographic mix are beyond the Company's control.

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

     Technological Changes and Product Transitions. The computer industry is characterized by continuing improvements in technology, which results in the frequent introduction of new products, short product life cycles and continual improvement in product price/performance characteristics. Computer manufacturers, including the Company, must incorporate these new technologies into their products in order to remain competitive. Although the Company's direct marketing model and build-to-order manufacturing process have allowed it to participate in these technology transitions earlier than some of its competitors, there can be no assurance that the Company will be able to continue to effectively manage technology transitions or that there will be technology improvements in the computer business sufficient to allow the Company to take advantage of its direct model and build-to-order manufacturing process. A failure on the part of the Company to effectively manage the periodic transition of its product lines to new technologies on a timely basis will directly affect the demand for the Company's products and the profitability of the Company's operations.

     The Company believes that its success is largely dependent upon continued growth of its notebook product line, its ability to expand its presence in the network server market and its ability to continue to efficiently manage the transition to Pentium and Pentium Pro processor-based computers and other technological advancements as they become commercially available. There can be no assurance that product technologies will be available to the Company, that the Company will be able to deliver commercial quantities of computer products in a timely manner or that such products will achieve market acceptance.

     Inventory Levels. Although the Company's build-to-order strategy gives it the ability to operate with reduced levels of component and finished goods inventories, shifts in technology and market demand may nevertheless result in excess inventory, declining inventory values or even obsolescence. Maintaining a low inventory level is dependent upon the Company's ability to achieve targeted revenue and product mix, to further minimize complexities in its product line and to maximize commonality of parts. There can be no assurance that the Company will be able to maintain low inventory levels in future periods.

     Supply Sources. The Company's manufacturing process requires a high volume of quality components that are procured from third party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, a shortage of components, increases in component costs and reduced control over delivery schedules, any or all of which could adversely affect the Company's financial results.

     The Company has several single supplier relationships, and the lack of availability of timely and reliable supply of components from these sources could adversely affect the Company's business. In some cases, alternative sources of supply are not available for some of the Company's single-sourced components. In other cases, the Company may establish a working relationship with a single source, even when multiple suppliers are available, if the Company believes it is advantageous to do so due to performance, quality, support, delivery, capacity or price considerations. Where alternative sources are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays, which could adversely affect the Company's manufacturing processes and results of operations.

     The Company occasionally experiences delays in receiving certain components, which can cause delays in the shipment of some products to customers. Also, the Company has occasionally received defective components, which can affect the reliability and reputation of its products. There can be no assurance that the Company will be able to continue to obtain additional supplies of reliable components in a timely or cost-effective manner. See "Certain Concentrations" in Note 11 of Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data."

     Product Development Activities. The strength of the Company's overall business is partially dependent on the Company's ability to develop products based on new or evolving technology and the market's acceptance of those products. There can be no assurance that the Company's product development activities will be successful, that new technologies will be available to the Company, that the Company will be able to deliver commercial quantities of new products in a timely manner, that those products will adhere to generally accepted industry standards or that the products will achieve market acceptance. The Company believes that it is necessary for its products to adhere to generally accepted industry standards, which are subject to change in ways that are beyond the control of the Company.

     Strength of Infrastructure. The Company has grown, and continues to grow, at a rapid pace. This growth has required the Company to enhance and expand its management team, information systems, manufacturing operations and other aspects of its infrastructure. The Company's success and profitability partly depends on its ability to continue to improve its infrastructure to keep pace with the growth in its overall business activities. There can be no assurance that the Company will be able to effectively manage the expansion of its infrastructure to support future growth; that needed enhancements to the Company's management information systems will be completed before the growth of the Company's business outstrips the abilities of the current systems; or that the Company's results of operations will not be adversely affected by any such growth, expansion or enhancement.

     Government Regulation. Any delays or failures in obtaining necessary approvals from U.S. federal governmental agencies or from foreign jurisdictions may adversely affect the Company's ability to successfully market and sell its products and may impede or preclude the Company's efforts to penetrate new markets. There can be no assurance that such failures or delays will not occur in the future.

     Patent Rights. As new products are introduced, the Company's continued business success may be largely dependent on its ability to obtain licenses to intellectual property developed by others. There can be no assurance that the Company will be able to obtain those licenses on commercially reasonable terms. In addition, the Company could be at a disadvantage if its competitors obtain licenses for protected technologies with more favorable terms than does the Company. If the Company or its suppliers are unable to license protected technology used in the Company's products, the Company could be prohibited from marketing those products or may have to market products without desirable features. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against the Company. If the Company's products should be found to infringe protected technology, the Company could be enjoined from further infringement and required to pay damages to the infringed party. Any of these could have a material adverse effect on the Company's business.

TRADEMARKS AND SERVICEMARKS

     Several United States trademarks appear in this Report. Dell, DellWare and PowerEdge are registered trademarks of the Company. OptiPlex, Dell Dimension and Latitude are trademarks of the Company. BusinessCare, ReadyWare, SelectCare and TechFax are service marks of the Company. This Report also contains other trademarks and tradenames of other entities; the Company disclaims proprietary interest in the marks and names of others.

ITEM 2 -- PROPERTIES

     The Company's principal offices and U.S. manufacturing and warehousing facilities are located in the Austin, Texas area. At January 28, 1996, the Company had a total of approximately 1.6 million square feet of office, manufacturing and warehouse space under lease in several buildings in Austin, Texas. The expiration dates of such leases range from June 1997 to April 2003. The Company owns 360 acres of land in Round Rock, Texas (just north of Austin), on which is located a 224,000-square-foot office building completed in August 1994 and a 228,000-square-foot office building completed in October 1995. The Company is in the process of constructing a third building (to contain 387,000 square feet of office space) on its Round Rock acreage and expects to occupy that building in August 1996. The buildings on the Round Rock acreage house the Company's Austin-based sales, marketing and support staff. The Company also leases a total of approximately 108,000 square feet of office and warehouse space in Canada and Mexico.

     As of January 28, 1996, the Company's other international facilities consisted of (a) approximately 290,000 square feet of leased office space in 17 countries (with lease expiration dates ranging from 1996 to 2010), (b) a Company owned 300,000-square-foot manufacturing and warehousing facility in Limerick, Ireland and (c) a Company owned 238,000-square-foot combination office and manufacturing facility in Penang, Malaysia. The land on which the Malaysian facility is located has been leased for a term of 60 years (commencing November
1993) from the State Authority of Penang.

     The Company is evaluating other opportunities to expand facilities in anticipation of increasing needs. The Company believes that it can readily obtain appropriate additional space as may be required at competitive rates.

ITEM 3 -- LEGAL PROCEEDINGS

     Set forth below is a discussion of certain legal proceedings involving the Company, some of which could have a material adverse effect on the Company if resolved in a manner unfavorable to the Company. The Company is also party to other legal proceedings incidental to its business, none of which the Company believes to be material.

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

     On August 11, 1993, the Company received a subpoena from the United States Department of Commerce, Office of Export Enforcement of the Bureau of Export Administration, requiring the Company to provide all documents relative to any and all exports of 486/66 computers or related components to Russia, Ireland, Iran or Iraq during the period from January 1992 through August 1993 in connection with an investigation to enforce regulations under the Export Administration Act of 1979, as amended. The investigation has been closed, with no findings of wrongdoing by the Company, with respect to the Company's shipments to Russia, Ireland and Iraq. The Company is awaiting a response from the Department of Commerce regarding its voluntary self disclosure of certain shipments to Iran in June 1992. If the Office of Export Enforcement's investigators determine that the Company has violated applicable regulations, the government could potentially file civil or criminal charges. The Company has fully responded to the subpoena and, in accordance with its policy to comply fully with export laws and regulations, intends to cooperate with the Office of Export Enforcement. The Company does not believe that this investigation or its outcome will have a material adverse effect on the Company's financial condition or results of operations.

     In May 1995, the Company was named, along with two other computer manufacturers and one computer monitor vendor, in a class action complaint filed in the California Superior Court for Marin County. Subsequently, several other similar actions were filed in California Superior Courts for other counties, naming a total of 48 defendants, including the Company. The complaints in all of these cases allege that each of the defendants has engaged in false or misleading advertising with regard to the size of computer monitor screens. The plaintiffs seek restitution in the form of refunds or product exchange, damages, punitive damages and attorneys' fees. The California Judicial Council, in December 1995, ordered all of these similar cases consolidated for proceedings up to and including trial and, in January 1996, appointed a single trial judge for the consolidated proceeding. The judge has ordered all proceedings stayed until March 29, 1996, when a status conference is scheduled. The Company plans to vigorously contest the allegations of the complaints. This litigation is currently at a preliminary stage and no discovery has occurred. Thus, it is too early for the Company to adequately evaluate the likelihood of the plaintiffs' prevailing on their claims. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

     In June 1995, the Company was served with a class action complaint filed in State District Court in Travis County, Texas. The complaint alleges that the Company has included "used parts" in its "new" computer systems and has failed to adequately inform its customers and prospective customers of that practice. According to the complaint, these facts constitute fraud, negligent misrepresentation, breach of contract and breach of warranty. The plaintiffs seek refund of the purchase price for computer systems purchased from the Company, damages in an unspecified amount, injunctive relief, interest and attorneys' fees. The Company plans to vigorously contest the allegations of the complaint. This litigation is currently at a preliminary stage, and no discovery has occurred. Thus, it is too early for the Company to adequately evaluate the likelihood of the plaintiffs' prevailing on their claims. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Common Stock is traded on The Nasdaq National Market under the symbol "DELL." The following table sets forth, for the fiscal quarters indicated, the high and low sales price for the Common Stock as reported in the consolidated transaction reporting system. Such prices have been restated, where appropriate, to reflect the two-for-one stock split discussed in "Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters -- Dividends" below.

                                                                        HIGH           LOW
                                                                        -----         -----
FISCAL YEAR 1996
  Fourth Quarter
     (October 30, 1995, through January 28, 1996).....................  $49 3/8       $23
  Third Quarter
     (July 31,1995, through October 29, 1995).........................  $47 13/16     $31
  Second Quarter
     (May 1, 1995, through July 30, 1995).............................  $35 1/16      $24 1/4
  First Quarter
     (January 30, 1995, through April 30, 1995).......................  $27 7/16      $19 3/4
FISCAL YEAR 1995
  Fourth Quarter
     (October 31, 1994, through January 29, 1995).....................  $23 7/8       $18 3/8
  Third Quarter
     (August 1, 1994, through October 30, 1994).......................  $22           $13 3/4
  Second Quarter
     (May 2, 1994, through July 31, 1994).............................  $15 3/8       $10 3/4
  First Quarter
     (January 31, 1994, through May 1, 1994)..........................  $15 1/16      $9 9/16

HOLDERS

     As of March 22, 1996, there were 3,526 holders of record of the Common
Stock.

DIVIDENDS

     The Company has never paid cash dividends on its Common Stock. The Company intends to retain earnings for use in its business and, therefore, does not anticipate paying any cash dividends on Common Stock for at least the next twelve months. In addition, the terms of the Indenture governing the Company's 11% Senior Notes Due August 15, 2000 limit "restricted payments" by the Company, which include cash dividends.

     On October 9, 1995, the Company's Board of Directors declared a two-for-one split of the Company's Common Stock in the form of a 100% stock dividend to stockholders of record as of October 20, 1995. The distribution of such dividend occurred on October 27, 1995.

     On November 30, 1995, the Company's Board of Directors, in connection with the adoption and implementation of a stockholders' rights plan, declared a dividend of one Preferred Share Purchase Right for each outstanding share of Common Stock. The distribution of the dividend was made on December 13, 1995 to the stockholders of record on that date. For further discussion of the terms of the Preferred Share Purchase Rights, see "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" below and

Note 10 of Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data" below.

STOCK REPURCHASE PROGRAM

     On February 22, 1996, the Company announced a stock repurchase program under which the Company may purchase up to 12 million shares of Common Stock in open market or private transactions. The repurchase program is intended to provide shares for issuance to employees under the Company's stock-based employee benefit plans. The total number of shares to be purchased will be based on several factors, including the level of stock issuances pursuant to employee awards, the price of the Common Stock and other general market conditions. Purchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. The Company may also utilize equity options as part of the repurchase program. For information regarding the status of the program to date, see Note 8 of Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data" below.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and the "Management's Discussion and Analysis of Financial Condition and Results of Operations." The information set forth below is not necessarily indicative of the results of future operations.

                                                               FISCAL YEAR ENDED
                                    -----------------------------------------------------------------------
                                    JANUARY 28,    JANUARY 29,    JANUARY 30,    JANUARY 31,    FEBRUARY 2,
                                       1996           1995          1994(A)         1993           1992
                                    -----------    -----------    -----------    -----------    -----------
                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Net sales.........................   $ 5,296       $ 3,475        $ 2,873        $ 2,014        $   890
  Gross margin......................   $ 1,067       $   738        $   433        $   449        $   282
  Operating income (loss)...........   $   377       $   249        $   (39)       $   139        $    67
  Net income (loss).................   $   272       $   149        $   (36)       $   102        $    51
  Earnings (loss) per common share
     (b):
       Primary......................   $  2.67       $  1.69        $  (.53)       $  1.30        $  0.70
       Fully diluted................   $  2.65       $  1.58        $    --        $    --        $    --
  Weighted average shares used to
     compute earnings (loss) per
     common share (b):
       Primary......................      97.1          83.1           74.7           78.5           72.5
       Fully diluted................      98.7          94.6             --             --             --
Statement of Financial Position Data:
  Working capital...................   $ 1,018       $   718        $   510        $   359        $   283
  Total assets......................   $ 2,148       $ 1,594        $ 1,140        $   927        $   560
  Long-term debt....................   $   113       $   113        $   100        $    48        $    41
  Total stockholders' equity........   $   973       $   652        $   471        $   369        $   274

---------------

(a) See Note 12 of Notes to Consolidated Financial Statements for a discussion of certain charges recorded in fiscal 1994 that contributed to the net loss.

(b) All share and per share information has been retroactively restated to reflect the two-for-one split of the Common Stock in October 1995. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth for the fiscal years indicated the percentage of consolidated net sales represented by certain items in the Company's Consolidated Statement of Operations. All percentage amounts and ratios were calculated using the underlying data in thousands.

                                                            PERCENTAGE OF CONSOLIDATED NET SALES
                                                         -------------------------------------------
                                                                      FISCAL YEAR ENDED
                                                         -------------------------------------------
                                                         JANUARY 28,     JANUARY 29,     JANUARY 30,
                                                            1996            1995            1994
                                                         -----------     -----------     -----------
Net sales:
  Americas.............................................      65.6%           69.1%           70.9%
  Europe...............................................      27.9            27.4            27.2
  Asia Pacific and Japan...............................       6.5             3.5             1.9
                                                            -----           -----           -----
          Consolidated net sales.......................     100.0           100.0           100.0
Cost of sales..........................................      79.8            78.8            84.9
                                                            -----           -----           -----
          Gross margin.................................      20.2            21.2            15.1
Operating expenses:
  Selling, general and administrative..................      11.3            12.2            14.7
  Research, development and engineering................       1.8             1.9             1.7
                                                            -----           -----           -----
          Total operating expenses.....................      13.1            14.1            16.4
                                                            -----           -----           -----
          Operating income (loss)......................       7.1             7.1            (1.3)
Financing and other income (expense), net..............       0.1            (1.0)             --
                                                            -----           -----           -----
          Income (loss) before income taxes............       7.2             6.1            (1.3)
Provision for income taxes (benefit)...................       2.1             1.8            (0.1)
                                                            -----           -----           -----
          Net income (loss)............................       5.1             4.3            (1.2)
Preferred stock dividends..............................      (0.2)           (0.3)           (0.1)
                                                            -----           -----           -----
Net income (loss) available to common stockholders.....       4.9%            4.0%           (1.3)%
                                                            =====           =====           =====

     Net Sales. Consolidated net sales includes sales of computer systems (including hardware, certain software and accessories); computer peripherals; other hardware, software and accessories sold separately from computer systems; and extended service contracts. Sales of computer systems ("system revenue") amounted to 89%, 88% and 87% of consolidated net sales for fiscal 1996, 1995 and 1994, respectively. Consolidated net sales for fiscal 1996 increased 52% over fiscal 1995, compared with an increase of 21% in fiscal 1995 from fiscal 1994. The increase in sales in fiscal 1996 was due primarily to a 48% increase in units sold over the prior year, reflecting increased demand for the Company's desktop product offerings and its Latitude family of notebook computers. During fiscal 1996, sales of notebook computers represented 16% of system revenue, up from 8% of system revenue in fiscal 1995 and 3% of system revenue in fiscal 1994. The mix of system revenue generated by sales of Pentium-processor based products increased substantially in fiscal 1996, to 75% of system revenue, compared with 29% and 1% in fiscal 1995 and fiscal 1994, respectively. The increase in the mix of system revenue from Pentium-processor based products and from notebook computers (whether 486-based or Pentium-based) resulted in a 3% increase in average total revenue per unit in fiscal 1996 over the prior year. Average total revenue per unit increased 12% and unit volumes increased 8% for fiscal 1995 over fiscal 1994, primarily because of strong demand for the Company's Pentium processor-based products and notebook computers (all such notebook computers were 486-based in fiscal 1995).

     The Company experienced growth in consolidated net sales in all geographic regions in both fiscal 1996 and fiscal 1995, with net sales from Asia Pacific and Japan continuing to increase as a percentage of consolidated net sales. Consolidated net sales (expressed in United States dollars) were not significantly affected during any of the last three fiscal years as a result of fluctuations in foreign currency exchange rates from the comparable periods of the prior year. The Company believes that a significant opportunity exists for continued growth in international operations. In November 1995, the Company began production in a 238,000-square-foot combination office and manufacturing facility on a nine-acre site in Penang, Malaysia, to meet the needs of its expanding Asia Pacific business. The land on which the Malaysian facility is located has been leased for a 60-year term, beginning November 1993, from the State Authority of Penang. The Company intends to continue to expand its international activities by increasing its market presence in existing markets, improving its infrastructure, pursuing additional distribution opportunities and entering new markets.

     The mix of the Company's business between sales to major accounts (consisting of sales to major corporate, government, medical and education accounts and value-added resellers) and sales to small-to-medium businesses and individuals shifted in fiscal 1996, with sales to small-to-medium businesses and individuals comprising 37% of consolidated net sales in fiscal 1996 compared with 33% in the prior year. In fiscal 1994, sales to small-to-medium businesses and individuals represented 36% of consolidated net sales.

     Gross Margin. Gross margin increased $329 million in fiscal 1996 over fiscal 1995 and increased $305 million in fiscal 1995 over the prior year. The Company's gross margin as a percentage of consolidated net sales decreased to 20.2% in fiscal 1996 from 21.2% in the prior year, mainly due to the shift in the sales mix from major accounts to small-to-medium businesses and individuals, which generally carry lower margins, and to the Company's more aggressive pricing strategy in comparison to the prior year. Additionally, in the fourth quarter of fiscal 1996, a problematic product transition involving certain of the Company's OptiPlex desktop products had an adverse effect on gross margin. These negative effects on gross margin were partially offset by lower warranty and inventory obsolescence costs as a percentage of consolidated net sales and certain economies of scale. The Company's gross margin percentage increased to 21.2% in fiscal 1995 from 15.1% in fiscal 1994. The gross margin percentage for fiscal 1994 was adversely affected by $70 million of inventory write-downs and related costs incurred during the first half of fiscal 1994 and, excluding these charges, would have been 17.5%. The increase in gross margin percentage to 21.2% in fiscal 1995 from 17.5% (as adjusted) in fiscal 1994 was due to improvements in manufacturing logistics and efficiencies, reductions in component costs and improvements in quality due to the Company's vendor certification and vendor consolidation programs, and lower charges for inventory obsolescence attributable to improved inventory management. Gross margins in fiscal 1995 compared with fiscal 1994 also benefited from higher average revenue per unit resulting from a more moderate pricing environment in the last half of fiscal 1995, a higher margin sales mix driven by notebook computers and Pentium processor-based systems, and changes in the Company's sales incentive programs.

     Operating Expenses. The Company's goal is to manage operating expenses, over time, in relation to gross margin. During fiscal 1996, the Company strengthened its management team and increased staffing worldwide to meet the demands of its growth and to expand its international presence, resulting in increased compensation-related expenses. The Company also expended resources on its key global information systems project, which it began in late fiscal 1995 and expects to complete in fiscal 1999, and on improving current information systems until the multi-year project is completed. These infrastructure expenditures, plus increased spending for advertising and promotion, resulted in an increase in selling, general and administrative expenses of 41% in fiscal 1996 over the prior year. However, selling, general and administrative expenses as a percentage of consolidated net sales decreased to 11.3% in fiscal 1996 from 12.2% in fiscal 1995. Selling, general and administrative expenses for fiscal 1994 included $21 million of charges for consolidating operations, write-offs of certain assets and employee severance payments. The actions were taken to reduce costs and included the closing of a subsidiary in Europe and consolidation of its former operations into another central European location. European service and support operations were combined to reduce redundant costs. Additionally, certain headcount reductions were made due to the efficiencies created from the consolidations. Selling, general and administrative expenses as a percentage of consolidated net sales in fiscal 1994 were 14.7% but, excluding the $21 million of charges, would have been 14.0%. As a result of the cost reduction actions taken in fiscal 1994, selling, general and administrative expenses as a percentage of consolidated net sales decreased from 14.0% (as adjusted) in fiscal 1994 to 12.2% in fiscal 1995, further aided by reduced advertising and promotion expenses partially offset by increased compensation expense as the Company began to strengthen its management team.

     To support increased product development activities and improved quality and time-to-market of its products, the Company increased headcount during fiscal 1996, resulting in increased compensation-related expenses. Furthermore, the Company incurred additional development costs in conjunction with the development of new notebook computer products. These activities resulted in an increase in research, development and engineering expenses of 45% in fiscal 1996 over the prior year. Research, development and engineering expenses as a percentage of consolidated net sales, however, decreased slightly in fiscal 1996. Research, development and engineering expenses increased 34% in absolute dollar terms (and increased as a percentage of consolidated net sales) when comparing fiscal years 1995 and 1994 primarily due to higher compensation expense in fiscal 1995 relating to an increase in headcount and higher development costs related to notebook computers and other product development efforts.

     The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. However, the Company will continue to invest in information systems and infrastructure to manage and support its growth. As previously discussed, the Company is currently investing in a key global information systems project, which it expects to complete in fiscal 1999.

     Financing and Other Income (Expense), Net. The table below sets forth, for each of the past three fiscal years, the components of financing and other income (expense), net:

                                                                  FISCAL YEAR ENDED
                                                     -------------------------------------------
                                                     JANUARY 28,     JANUARY 29,     JANUARY 30,
                                                        1996            1995            1994
                                                     -----------     -----------     -----------
                                                                    (IN MILLIONS)
    Financing and other income (expense), net:
      Investment income (loss), net:
         Marketable securities.....................     $  25           $  (7)          $   9
         Investment derivatives....................        --             (24)              5
      Interest expense.............................       (15)            (12)             (9)
      Foreign currency transactions................        (1)              3               1
      International year-end transition............        --               6              --
      Other........................................        (3)             (2)             (6)
                                                         ----            ----             ---
                                                        $   6           $ (36)          $  --
                                                         ====            ====             ===

     Investment income (loss) on marketable securities increased to $25 million in fiscal 1996 from ($7) million in fiscal 1995. The $7 million investment loss in fiscal 1995 was due to realized losses of $24 million on certain of the Company's marketable securities, partially offset by investment income of approximately $17 million. The investment losses were primarily a result of interest rate increases in the United States, Canadian, Japanese and European interest rate markets. Excluding the impact of the realized losses in fiscal 1995, the increases in investment income from fiscal 1995 to fiscal 1996 and from fiscal 1994 to fiscal 1995 were primarily due to higher average investment balances and higher effective yields. The Company accounts for highly liquid investments with maturities of three months or less at date of acquisition as marketable securities and reflects the related cash flows as investing cash flows. As a result, a significant portion of its gross marketable securities purchases and maturities disclosed as investing cash flows is related to highly liquid investments.

     The Company has historically employed a variety of interest rate derivative instruments to manage its principal, market and credit risks and to enhance its investment yield. Derivative instruments utilized include interest rate swaps, written and purchased interest rate options and swaptions (options to enter into interest rate swaps). Prior to June 1994, the Company structured derivative instruments in interest rate markets where it had foreign operations. Interest rate derivatives generally involve exchanges of interest payments based upon fixed and floating interest rates without exchanges of underlying notional amounts. For the first and second quarters of fiscal 1995, the average fair value of these investment derivative financial instruments totaled ($12) million and ($8) million, respectively. The Company closed all remaining investment derivatives during the second quarter of fiscal 1995, and at the end of fiscal 1995 and throughout fiscal 1996, the Company had no investment derivatives outstanding. Realized and unrealized net gains (losses) on investment derivatives recognized in income for fiscal 1995 were ($24) million compared with $5 million for fiscal 1994.

     All of the Company's foreign exchange and interest rate derivative instruments involve elements of market and credit risk in excess of the amounts recognized in the financial statements. The counterparties to financial instruments consist of a number of major financial institutions. In addition to limiting the amount of agreements and contracts it enters into with any one party, the Company regularly monitors the credit quality of its counterparties. The Company does not anticipate nonperformance by any of the counterparties.

     The increase in interest expense in fiscal years 1996 and 1995 was primarily due to higher average debt balances outstanding and higher net interest costs associated with the Company's 11% Senior Notes due August 15, 2000 (the "Senior Notes") issued in the third quarter of fiscal 1994. Concurrently with the issuance of the Senior Notes, the Company entered into interest rate swap agreements to reduce its related interest costs and, in the third quarter of fiscal 1995, entered into offsetting swap agreements to change its interest rate exposure. For further discussion of the interest rate swaps, see Note 6 of Notes to Consolidated Financial Statements. The weighted average interest rate, adjusted by the swaps, was 13.8%, 12.1% and 9.5% for fiscal years 1996, 1995 and 1994, respectively. At January 28, 1996, the Company was paying a net interest cost of 13.8% on the Senior Notes.

     Prior to fiscal 1995, the Company consolidated its international operating results on a one-month delay to facilitate consolidated financial reporting. In the fourth quarter of fiscal 1995, the Company eliminated this one-month delay and, consequently, included one additional month of international operations in its income before income taxes for fiscal 1995. Net earnings before taxes of $6 million for this additional month were included in financing and other income (expense), net, resulting in an additional $4 million of net income or $0.05 of primary earnings per common share.

     The reduction in other expense in fiscal 1995 was primarily due to higher financing-related expenses incurred in fiscal 1994 in connection with the refinancing of debt and credit facilities.

     Income Tax. The Company's effective tax rate was 29.0% for fiscal 1996, compared with 30.0% and 7.6% for fiscal 1995 and fiscal 1994, respectively. The changes in the effective tax rate resulted from changes in the geographical distribution of income and losses and from significant second quarter fiscal 1994 losses.

HEDGING ACTIVITIES

     The results of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the United States dollar. Beginning in fiscal 1996, the majority of the Company's international sales are made by international subsidiaries which have the U.S. dollar as their functional currency. Principal international subsidiaries which have the U.S. dollar as the functional currency are the Company's Irish subsidiaries, including the European manufacturing facility, and its Malaysian manufacturing, sales and support subsidiary. As the value of the U.S. dollar strengthens against other currencies, sales made in those currencies translate into lower sales in U.S. dollars; as the value of the U.S. dollar weakens against other currencies, sales made in those currencies translate into higher sales in U.S. dollars. The financial statements for the Company's other international subsidiaries are generally measured using the local currency as the functional currency. For many of these international subsidiaries, an increase in the value of the U.S. dollar increases costs incurred because many of the component purchases are denominated in the U.S. dollar. Therefore, changes in exchange rates may negatively affect the Company's consolidated net sales (as expressed in United States dollars) and gross margins from international operations.

     The Company conducts a foreign currency hedging program to reduce its exposure to the risk that the dollar-value equivalent of anticipated cash flows will be adversely affected by changes in foreign currency exchange rates. The Company uses foreign currency purchased option contracts and forward contracts in an effort to reduce its exposure to currency fluctuations involving anticipated, but not firmly committed, transactions and transactions with firm foreign currency commitments. For further information regarding hedging activities and their effect on the Company's financial statements, see Note 1 and Note 4 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flows from operating activities were $175 million in fiscal 1996 and represented the Company's primary source of cash. At January 28, 1996, and January 29, 1995, the Company's working capital totaled $1,018 million and $718 million, respectively. Days in accounts receivable at the end of fiscal 1996 decreased to 42 days from 47 days at the end of fiscal 1995. Days in accounts payable decreased to 33 days at the end of fiscal 1996 from 44 days at the end of fiscal 1995. Inventory levels decreased slightly to 31 days of supply at the end of fiscal 1996 from 32 days of supply at the end of fiscal 1995.

     The Company utilized $101 million in cash during fiscal 1996 primarily to construct facilities and to acquire information systems (principally hardware and third-party software licenses) and personal computer office equipment. Capital expenditures for fiscal 1997 are expected to be approximately $100 million, primarily related to the construction of facilities, the acquisition of information systems and the acquisition of computer equipment for internal use. The Company believes that its cash and marketable securities and cash flows from operating activities will be adequate to fund its planned fiscal 1997 capital expenditures.

     During fiscal 1996, the Company entered into a series of line of credit facilities, each of which bears interest at a defined Base Rate or Eurocurrency Rate and has a covenant based on quarterly maintenance of net worth. Maximum aggregate amounts available under these credit facilities are limited to $200 million less the aggregate of outstanding letters of credit under these facilities. During the commitment period, the Company is obligated to pay a fee on the unused portion of the credit facilities. No borrowings or letters of credit were outstanding under these credit facilities as of January 28, 1996, and the maximum available totaled $200 million.

     In November 1995, several of the Company's subsidiaries entered into a transaction pursuant to which Dell Receivables L.P. ("Dell Receivables"), a newly formed wholly owned subsidiary of the Company, purchases certain accounts receivable and related assets from other Company subsidiaries and in turn transfers such accounts receivable and related assets to the Dell Trade Receivable Master Trust (the "Master Trust"). The Master Trust will issue certificates evidencing fractional undivided interests therein, which certificates may be sold to investors. This arrangement gives Dell Receivables the ability to raise up to $150 million through the sale of certificates of interest in the Master Trust and replaced the Company's receivables securitization arrangement that was scheduled to expire in June 1996. Dell Receivables is obligated to pay a commitment fee on the unused portion of the facility. At January 28, 1996, this facility was unused. During fiscal 1994, the Company sold $85 million of receivables pursuant to the terms of its previous receivables securitization arrangement. The discount on sale of receivables was included in financing and other income (expense), net. All such receivables sold were collected during fiscal 1994. The previous facility was unused in fiscal 1995 and 1996.

     In August 1993, the Company issued $100 million of 11% Senior Notes Due August 15, 2000. Interest on the Senior Notes is payable semiannually, on February 15 and August 15 of each year. The Senior Notes are redeemable, in whole or in part, at the option of the Company at any time on or after August 15, 1998, at redemption prices decreasing from 103.50% to 101.75% of principal, depending upon the redemption date, plus accrued interest to the date of redemption.

     In December 1994, the Company obtained a $14 million loan secured by a 224,000-square-foot office building in Round Rock, Texas (with a net book value of $23 million at January 28, 1996). The loan is for 15 years at an interest rate of 10.28%; monthly payments of principal and interest, payable in arrears, began in February 1995. The long-term portion of the loan was $13 million at January 28, 1996.

     In August 1993, the Company sold 1,250,000 shares of Series A Convertible Preferred Stock (the "Convertible Preferred Stock"), generating net proceeds of $120 million after deducting related issuance costs. In February 1995, the Company offered to pay a cash premium of $8.25 for each outstanding share of Convertible Preferred Stock that was converted to Common Stock. For a discussion of the terms of the Convertible Preferred Stock and the terms of the conversion offer, see Note 7 of Notes to Consolidated Financial Statements. Holders of 1,190,000 shares of Convertible Preferred Stock elected to convert and, as a result, received an aggregate of approximately 10 million shares of Common Stock and $10 million in cash during the first quarter of fiscal 1996. The $10 million conversion premium and $1 million of expenses of the conversion offer were treated as an additional dividend on the Convertible Preferred Stock for financial reporting purposes. In addition, the weighted average shares outstanding used to compute primary earnings per common share for fiscal 1996 includes the shares of Common Stock issued upon conversion from the closing of the conversion period until the end of fiscal 1996.

     In July 1995, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 100 million to 300 million. On October 9, 1995, the Company's Board of Directors declared a two-for-one Common Stock split, payable in the form of a 100% stock dividend to stockholders of record as of October 20, 1995. The distribution of such dividend occurred on October 27, 1995. All share and per share information has been retroactively restated in the Consolidated Financial Statements to reflect the stock split.

     In November 1995, the Company's Board of Directors declared a dividend of one Preferred Share Purchase Right (a "Right") for each outstanding share of Common Stock. The distribution of the Rights was made on December 13, 1995, to the stockholders of record on that date. Each Right entitles the holder to purchase one one-thousandth of a share of a new series of preferred stock, the Series A Junior Participating Preferred Stock, at an exercise price of $225. For a discussion of the terms of such preferred stock, see Note 7 of Notes to Consolidated Financial Statements. The Rights will be exercisable only if a person or group acquires 15% or more of the Common Stock or announces a tender offer, the consummation of which would result in such person or group owning 15% or more of the Common Stock. For further discussion of the terms of the Rights, see Note 10 of Notes to Consolidated Financial Statements.

     On February 22, 1996, the Company announced a stock repurchase program under which the Company may purchase up to 12 million shares of Common Stock in open market or private transactions. The repurchase program is intended to provide shares for issuance to employees under the Company's stock-based employee benefit plans. The total number of shares to be purchased will be based on several factors, including the level of stock issuances pursuant to employee awards, the price of the Common Stock and other general market conditions. Purchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. The Company may also utilize equity options as part of the repurchase program. For information regarding the status of the program to date, see Note 8 of Notes to Consolidated Financial Statements.

     The Company's long-term commitments to use cash consist of the repayment of the $100 million in Senior Notes, the repayment of the outstanding balance of the $14 million secured loan and the payment of operating lease commitments.

     Management believes that sufficient resources will be available to meet the Company's cash requirements through at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

     Numerous factors may affect the Company's business and the success of its operations. These factors include general economic and business conditions; the level of demand for personal computers; the level and intensity of competition in the personal computer industry and the pricing pressures that may result; the ability of the Company to timely and effectively manage periodic product transitions and component availability; the ability of the Company to develop new products based on new or evolving technology and the market's acceptance of those products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period; and the Company's ability to continue to improve its infrastructure (including personnel and systems) to keep pace with the growth in its overall business activities. For a discussion of these and other factors affecting the Company's business and prospects, see "Item 1 -- Business -- Factors Affecting the Company's Business and Prospects" above.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Financial Statements:
  Report of Independent Accountants...................................................   25
  Consolidated Statement of Financial Position at January 28, 1996 and
     January 29, 1995.................................................................   26
  Consolidated Statement of Operations for the three fiscal years ended
     January 28, 1996.................................................................   27
  Consolidated Statement of Cash Flows for the three fiscal years ended
     January 28, 1996.................................................................   28
  Consolidated Statement of Stockholders' Equity for the three fiscal years ended
     January 28, 1996.................................................................   29
  Notes to Consolidated Financial Statements..........................................   30
Financial Statement Schedule:
  For the three fiscal years ended January 28, 1996
     Schedule II -- Valuation and Qualifying Accounts.................................   56

     All other schedules are omitted because they are not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Dell Computer Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dell Computer Corporation and its subsidiaries at January 28, 1996 and January 29, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Austin, Texas
February 19, 1996

                           DELL COMPUTER CORPORATION

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                     ASSETS
                                                                      JANUARY 28,     JANUARY 29,
                                                                         1996            1995
                                                                      -----------     -----------
Current assets:
  Cash..............................................................     $   55          $   43
  Marketable securities.............................................        591             484
  Accounts receivable, net..........................................        726             538
  Inventories.......................................................        429             293
  Other current assets..............................................        156             112
                                                                         ------          ------
          Total current assets......................................      1,957           1,470
Property, plant and equipment, net..................................        179             117
Other assets........................................................         12               7
                                                                         ------          ------
                                                                         $2,148          $1,594
                                                                         ======          ======
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................     $  466          $  403
  Accrued and other liabilities.....................................        473             349
                                                                         ------          ------
          Total current liabilities.................................        939             752
                                                                         ------          ------
Long-term debt......................................................        113             113
                                                                         ------          ------
Deferred profit on warranty contracts...............................        116              68
                                                                         ------          ------
Other liabilities...................................................          7               9
                                                                         ------          ------
Commitments and contingencies.......................................         --              --
Stockholders' equity:
  Preferred stock and capital in excess of $.01 par value; shares authorized: 5,000,000; shares issued and outstanding: 60,000
     and 1,250,000, respectively....................................          6             120
  Common Stock and capital in excess of $.01 par value; shares authorized: 300,000,000 and 100,000,000, respectively; shares issued and outstanding: 93,446,607 and 79,359,276,
     respectively...................................................        430             242
  Retained earnings.................................................        570             311
  Other.............................................................        (33)            (21)
                                                                         ------          ------
          Total stockholders' equity................................        973             652
                                                                         ------          ------
                                                                         $2,148          $1,594
                                                                         ======          ======

  The accompanying notes are an integral part of these consolidated financial statements.

                           DELL COMPUTER CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                      FISCAL YEAR ENDED
                                                         -------------------------------------------
                                                         JANUARY 28,     JANUARY 29,     JANUARY 30,
                                                            1996            1995            1994
                                                         -----------     -----------     -----------
Net sales..............................................     $5,296          $3,475          $2,873
Cost of sales..........................................      4,229           2,737           2,440
                                                            ------          ------          ------
          Gross margin.................................      1,067             738             433
Operating expenses:
  Selling, general and administrative..................        595             424             423
  Research, development and engineering................         95              65              49
                                                            ------          ------          ------
          Total operating expenses.....................        690             489             472
                                                            ------          ------          ------
          Operating income (loss)......................        377             249             (39)
Financing and other income (expense), net..............          6             (36)             --
                                                            ------          ------          ------
          Income (loss) before income taxes............        383             213             (39)
Provision for income taxes (benefit)...................        111              64              (3)
                                                            ------          ------          ------
          Net income (loss)............................        272             149             (36)
Preferred stock dividends..............................        (12)             (9)             (4)
                                                            ------          ------          ------
Net income (loss) available to common stockholders.....     $  260          $  140          $  (40)
                                                            ======          ======          ======
Earnings (loss) per common share:
  Primary..............................................     $ 2.67          $ 1.69          $ (.53)
                                                            ======          ======          ======
  Fully diluted........................................     $ 2.65          $ 1.58          $   --
                                                            ======          ======          ======

  The accompanying notes are an integral part of these consolidated financial statements.

                           DELL COMPUTER CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                      FISCAL YEAR ENDED
                                                         -------------------------------------------
                                                         JANUARY 28,     JANUARY 29,     JANUARY 30,
                                                            1996            1995            1994
                                                         -----------     -----------     -----------
Cash flows from operating activities:
  Net income (loss)....................................     $   272         $   149         $   (36)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization...................          38              33              31
       Net loss on marketable securities...............          --              21              --
       Compensation expense recognized under employee
          stock plans..................................          10               4               3
       Other...........................................          --              --               1
  Changes in:
     Operating working capital.........................        (183)             (3)             97
     Non-current assets and liabilities................          38              39              17
                                                            -------         -------         -------
          Net cash provided by operating activities....         175             243             113
                                                            -------         -------         -------
Cash flows from investing activities:
  Marketable securities:
     Purchases.........................................      (4,545)         (4,644)         (2,588)
     Maturities and other redemptions..................       4,386           4,340           2,288
     Sales.............................................          56             124              47
  Capital expenditures.................................        (101)            (64)            (48)
                                                            -------         -------         -------
          Net cash used in investing activities........        (204)           (244)           (301)
                                                            -------         -------         -------
Cash flows from financing activities:
  Net payments for short-term borrowings...............          --              --              (9)
  Proceeds from long-term debt.........................          --              14              97
  Repayments of borrowings.............................          (1)             (1)            (50)
  Net proceeds from issuance of preferred stock........          --              --             120
  Preferred stock dividends paid.......................         (13)             (9)             (2)
  Issuance of Common Stock under employee plans........          48              35              22
                                                            -------         -------         -------
          Net cash provided by financing activities....          34              39             178
                                                            -------         -------         -------
Effect of exchange rate changes on cash................           7               2              (2)
                                                            -------         -------         -------
Net increase (decrease) in cash........................          12              40             (12)
Cash at beginning of period............................          43               3              15
                                                            -------         -------         -------
Cash at end of period..................................     $    55         $    43         $     3
                                                            =======         =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           DELL COMPUTER CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                            STOCKHOLDERS' EQUITY
                                        -------------------------------------------------------------
                                         PREFERRED STOCK    COMMON STOCK
                                           AND CAPITAL      AND CAPITAL
                                            IN EXCESS        IN EXCESS      RETAINED
                                          OF PAR VALUE      OF PAR VALUE    EARNINGS    OTHER    TOTAL
                                         ---------------    ------------    --------    -----    -----
Balances at January 31, 1993............     $  --             $178          $209      $(18)    $369
  Net loss..............................        --               --           (36)       --      (36)
  Issuance of 1,250,000 shares of
     preferred stock....................       120               --            --        --      120
  Issuance of 2,142,166 shares of Common
     Stock under employee plans,
     including tax benefits.............        --               22            --        --       22
  Preferred stock dividends paid........        --               --            (2)       --       (2)
  Unrealized gain on marketable
     securities.........................        --               --            --         3        3
  Foreign currency translation
     adjustment.........................        --               --            --        (5)      (5)
                                             -----             ----          ----      ----     ----
Balances at January 30, 1994............       120              200           171       (20)     471
  Net income............................        --               --           149        --      149
  Issuance of 3,501,214 shares of Common
     Stock under employee plans,
     including tax benefits.............        --               42            --        (4)      38
  Preferred stock dividends paid........        --               --            (9)       --       (9)
  Unrealized loss on marketable
     securities.........................        --               --            --        (6)      (6)
  Foreign currency translation
     adjustment.........................        --               --            --         9        9
                                             -----             ----          ----      ----     ----
Balances at January 29, 1995............       120              242           311       (21)     652
  Net income............................        --               --           272        --      272
  Issuance of 4,066,363 shares of Common
     Stock under employee plans,
     including tax benefits.............        --               74            --       (17)      57
  Issuance of 10,020,968 shares of
     Common Stock due to preferred stock
     conversion.........................      (114)             114            --        --       --
  Amortization of unearned
     compensation.......................        --               --            --         2        2
  Preferred stock dividends paid........        --               --           (13)       --      (13)
  Unrealized gain on marketable
     securities.........................        --               --            --         3        3
                                             -----             ----          ----      ----     ----
Balances at January 28, 1996............     $   6             $430          $570      $(33)    $973
                                             =====             ====          ====      ====     ====

  The accompanying notes are an integral part of these consolidated financial statements.

                           DELL COMPUTER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business -- The Company designs, develops, manufactures, markets, services and supports a wide range of computer systems, including desktops, notebooks and network servers, and also markets software, peripherals and service and support programs. The Company markets its computer products and services under the Dell(R) brand name directly to its customers. These customers include major corporate, government, medical and education accounts, as well as small-to-medium businesses and individuals. The Company supplements its direct marketing strategy by marketing through value-added resellers. Based in Austin, Texas, the Company conducts operations worldwide through wholly owned subsidiaries; such operations are primarily concentrated in the United States and Europe.

     Fiscal Year -- The fiscal year of the Company ends on the Sunday nearest January 31.

     Principles of Consolidation -- The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Dell Computer Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current year presentation.

     Prior to fiscal 1995, the Company consolidated its international operating results on a one-month delay to facilitate consolidated financial reporting. In the fourth quarter of fiscal 1995, the Company eliminated this one-month delay and, consequently, included one additional month of international operations in its income before income taxes for fiscal 1995. Net earnings before taxes of $6 million for this additional month were included in financing and other income (expense), net and the related cash flows were included in cash flows from operating activities.

     Use of Estimates -- The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenues and expenses during the fiscal year. Actual results could differ from those estimates. Management believes that the estimates are reasonable.

     Marketable Securities -- The Company's marketable securities are classified as available-for-sale and, accordingly, are reported at fair value. Fair values are based on quoted broker prices or dealer quotes. Unrealized gains and losses are reported, net of taxes, as a component of stockholders' equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. The Company accounts for highly liquid investments with maturities of three months or less at date of acquisition as marketable securities and reflects the related cash flows as investing cash flows. As a result, a significant portion of its gross marketable securities purchases and maturities disclosed as investing cash flows is related to highly liquid investments.

     Inventories -- Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. On a quarterly basis, the Company compares the amount of the inventory on hand and under commitment on a part-by-part basis with its latest forecasted requirements to determine whether write-downs for excess or obsolete inventory are required.

     Property, Plant and Equipment -- Property, plant and equipment is carried at cost. Depreciation is provided using the straight-line method over the economic lives of the assets, which range from seven to 30 years for buildings and two to five years for all other assets. Leasehold improvements are amortized over the shorter of five years or the lease term.

                           DELL COMPUTER CORPORATION

     Foreign Currency Translation -- The majority of the Company's international sales are made by international subsidiaries which have the U.S. dollar as their functional currency. Principal international subsidiaries which have the U.S. dollar as the functional currency are the Company's Irish subsidiaries, including the European manufacturing facility, and its Malaysian manufacturing, sales and support subsidiary. Financial statements for international subsidiaries which have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Income and expense items for these subsidiaries are remeasured using monthly average exchange rates with resultant gains and losses included in the results of operations. The financial statements for the Company's other international subsidiaries are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities of these subsidiaries are translated at current rates of exchange at the balance sheet date. The resultant gains and losses from translation are included as a component of stockholders' equity. Income and expense items for these subsidiaries are translated using monthly average exchange rates. Gains or losses resulting from remeasuring monetary asset and liability accounts that are denominated in currencies other than a subsidiary's functional currency are included as a component of financing and other income (expense), net.

     Foreign Currency Hedging Instruments -- The Company enters into foreign currency purchased option contracts and forward contracts to hedge its probable anticipated, but not firmly committed, transactions and transactions with firm foreign currency commitments. Realized and unrealized gains or losses and premiums on foreign currency purchased option contracts that are designated and effective as hedges of probable anticipated, but not firmly committed, foreign currency transactions are deferred and recognized in income as a component of revenue, cost of sales and/or operating expenses in the same period as the hedged transaction. Forward contracts designated as hedges of probable anticipated transactions are accounted for on a mark-to-market basis and are included in revenue, cost of sales and/or operating expenses. Foreign currency exposures related to transactions with firm foreign currency commitments are generally hedged using forward contracts, which are accounted for on a mark-to-market basis, with realized and unrealized gains and losses included in financing and other income (expense), net as an offset to the underlying hedged transaction.

     Interest Rate Management -- Interest rate differentials to be paid or received on interest rate swaps that are designated to specific borrowings are accrued and recognized as an adjustment to interest expense. Realized gains or losses on terminated interest rate swap positions designated to specific borrowings are recognized as an adjustment to interest expense over the original life of the interest rate swaps.

     Investment Derivatives -- Derivative financial instruments that are not designated to a specific asset or liability are considered investment derivatives and are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized as incurred and included as a component of financing and other income (expense), net. The Company discontinued its investment derivative program in the second quarter of fiscal 1995.

     Option Contracts Indexed to the Company's Common Stock -- Put and call options utilized in connection with the Company's stock repurchase program give the Company the choice of net cash settlement or settlement in additional shares of Common Stock. Proceeds received upon the sale of options and amounts paid upon the purchase of options are recorded as a component of stockholders' equity. Subsequent changes in the fair value of the option contracts are not recognized. If the option contracts are ultimately settled in cash, the amount of cash paid or received is recorded as a component of stockholders' equity.

                           DELL COMPUTER CORPORATION

     Revenue Recognition -- Sales revenue is recognized at the date of shipment to customers. Provision is made currently for estimated product returns. Revenue from separately priced extended warranty programs is deferred and recognized over the extended warranty period, and the related extended warranty costs are recognized as incurred.

     Warranty and Other Post-sales Support Programs -- The Company provides currently for the estimated costs that may be incurred under its warranty and other post-sales support programs.

     Advertising Costs -- Advertising costs, excluding the costs associated with direct-response advertising, are charged to expense the first time the advertising takes place. The costs of direct-response advertising are charged to expense upon mailing. There were no direct-response advertising costs reported as assets at January 28, 1996, and January 29, 1995. Advertising expenses for fiscal years 1996, 1995 and 1994 were $83 million, $63 million and $77 million, respectively.

     Income Taxes -- The provision for income taxes is based on earnings reported in the financial statements under an asset and liability approach, which requires the recognition of deferred tax assets and liabilities and their reported amounts for financial statement purposes.

     Earnings (Loss) Per Common Share -- Primary earnings (loss) per common share are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and common stock equivalents (if dilutive) outstanding during each period. Common stock equivalents include stock options. The Convertible Preferred Stock is not a common stock equivalent for purposes of computing earnings (loss) per common share. The number of common stock equivalents outstanding is computed using the treasury stock method. The weighted average shares outstanding used to compute primary earnings per common share for fiscal 1996 includes the shares of Common Stock issued upon conversion of Convertible Preferred Stock from the closing of the conversion period until the end of the fiscal year. Shares used in the calculation of fully diluted earnings (loss) per common share have been adjusted for the assumed conversion of all of the Company's outstanding Convertible Preferred Stock for all periods presented. See Note 7 -- Preferred Stock.

     Recently Issued Accounting Standards -- In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company has not elected early adoption of SFAS 121; consequently, it will become effective beginning with the Company's first quarter of fiscal 1997. Adoption of SFAS 121 will not have a material effect on the Company's financial position or results of operations.

     In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." The Company has not elected early adoption of SFAS 123; consequently, it will become effective beginning with the Company's first quarter of fiscal 1997. As permitted under SFAS 123, upon adoption, the Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense. Adoption of SFAS 123 will not have a material effect on the Company's financial position or results of operations.

                           DELL COMPUTER CORPORATION

NOTE 2 -- MARKETABLE SECURITIES

     The following table describes the Company's holdings of marketable securities at January 28, 1996, and January 29, 1995. Contractual maturities of debt securities, classified as available-for-sale and carried at fair value, are included as of January 28, 1996.

                                                                  JANUARY 28, 1996
                                            ------------------------------------------------------------
                                                    UNREALIZED    UNREALIZED                   PERCENT
                                            COST      GAINS         LOSSES      FAIR VALUE    FAIR VALUE
                                            ----    ----------    ----------    ----------    ----------
                                                        (IN MILLIONS, EXCEPT PERCENT DATA)
Preferred stock...........................  $ 57        $--           $--          $ 57            10%
Mutual funds..............................    75        --            --             75            13
State and municipal securities:
  Maturities less than 60 days............   118        --            --            118            20
  Maturities 60 days to one year..........    68        --            --             68            11
  Maturities one to three years...........    12        --            --             12             2
U.S. corporate and bank debt:
  Maturities less than 60 days............   138        --            --            138            23
  Maturities 60 days to one year..........    58        --            --             58            10
  Maturities one to three years...........    17        --            --             17             3
International corporate and bank debt:
  Maturities less than 60 days............    44        --            --             44             7
  Maturities 60 days to one year..........     4        --            --              4             1
  Maturities one to three years...........    --        --            --             --            --
                                                        --            --
                                            ----                                   ----           ---
          Total marketable securities.....  $591        $--           $--          $591           100%
                                            ====        ==            ==           ====           ===

                                                                  JANUARY 29, 1995
                                            ------------------------------------------------------------
                                                    UNREALIZED    UNREALIZED                   PERCENT
                                            COST      GAINS         LOSSES      FAIR VALUE    FAIR VALUE
                                            ----    ----------    ----------    ----------    ----------
                                                        (IN MILLIONS, EXCEPT PERCENT DATA)
Preferred stock...........................  $ 70        $--           $--          $ 70            14%
Mutual funds..............................    55        --            --             55            11
State and municipal securities............   188         1             1            188            39
U.S. corporate and bank debt..............   138        --             4            134            28
International corporate and bank debt.....    37        --            --             37             8
                                                        --            --
                                            ----                                   ----           ---
          Total marketable securities.....  $488        $1            $5           $484           100%
                                            ====        ==            ==           ====           ===

     The Company's gross realized gains on the sale of marketable securities were $0.3 million for fiscal 1996, $3 million for fiscal 1995 and $1 million for fiscal 1994. Gross realized losses were $0.01 million, $24 million and $1 million for fiscal years 1996, 1995 and 1994, respectively.

                           DELL COMPUTER CORPORATION

NOTE 3 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at January 28, 1996, and January 29, 1995:

                                                      JANUARY 28, 1996        JANUARY 29, 1995
                                                     -------------------     -------------------
                                                     CARRYING      FAIR      CARRYING      FAIR
                                                      AMOUNT       VALUE      AMOUNT       VALUE
                                                     ---------     -----     ---------     -----
                                                                    (IN MILLIONS)
    Nonderivative financial instruments:
      Assets:
         Marketable securities.....................    $ 591       $ 591       $ 484       $ 484
      Liabilities:
         Long-term debt............................      113         123         113         118
         Receive fixed/pay floating interest rate
           swaps...................................       --          (6)         --          (9)
         Receive floating/pay fixed interest rate
           swaps...................................       --          (2)         --          (1)
    Derivative financial instruments:
      Foreign currency option contracts:
         Assets....................................       38          33          15          15
      Forward contracts for firm foreign currency
         commitments:
           Assets..................................       25          25           5           5
           Liabilities.............................       14          14          --          --

     Cash, accounts receivable, accounts payable and accrued and other liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments.

     The fair value of marketable securities, long-term debt and interest rate derivative instruments has been estimated by the Company based upon market quotes from brokers. The fair value of foreign currency forward contracts has been estimated using market quoted rates of foreign currencies at the applicable balance sheet date. The estimated fair value of foreign currency purchased option contracts is based on market quoted rates at the applicable balance sheet date and the Black-Scholes options pricing model. Considerable judgment is necessary in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Changes in assumptions could significantly affect the estimates.

NOTE 4 -- FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

FOREIGN CURRENCY RISK MANAGEMENT

     Foreign Currency Hedging Instruments -- The results of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the United States dollar. Beginning in fiscal 1996, the majority of the Company's international sales are made by international subsidiaries which have the U.S. dollar as their functional currency. The Company uses foreign currency purchased option contracts and forward contracts in an effort to reduce its exposure to currency fluctuations involving probable anticipated, but not firmly committed, transactions and transactions with firm foreign currency commitments. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts, which could be significant. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is made until the time it is settled.

                           DELL COMPUTER CORPORATION

     Hedging of Probable Anticipated Transactions and Firm Foreign Currency Commitments -- The Company enters into foreign currency purchased options and, to a lesser extent, forward contracts to hedge a portion of its probable anticipated, but not firmly committed, transactions. These transactions include international sales by U.S. dollar functional currency entities, foreign currency denominated purchases of certain components and intercompany shipments to certain international subsidiaries. Foreign currency purchased options generally expire in twelve months or less, and forward contracts generally mature in three months or less. The principal currencies hedged are the German mark, the British pound and the Japanese yen.

     Transactions with firm foreign currency commitments are generally hedged using foreign currency forward contracts for periods not exceeding three months.

     At January 28, 1996, and January 29, 1995, the Company held purchased option contracts that were designated and effective as hedges of probable anticipated sales by international subsidiaries and intercompany shipments with a total notional amount of $714 million and $434 million, respectively, and a combined net realized and unrealized deferred loss of $5 million and $2 million, respectively. At January 29, 1995, the Company held option contracts that were designated and effective as hedges of probable anticipated foreign currency denominated purchases with a total notional amount of $65 million and a combined net realized and unrealized deferred gain of $2 million. During the fourth quarter of fiscal 1996, the Company closed all option contracts that were designated and effective as hedges of probable anticipated foreign currency denominated purchases. At January 28, 1996, the net realized deferred loss relating to these contracts was $7 million. Forward contracts designated to hedge foreign currency transaction exposures of $365 million and $29 million were outstanding at January 28, 1996, and January 29, 1995, respectively.

INTEREST RATE RISK MANAGEMENT

     The Company has also entered into certain interest rate derivative instruments as a means of managing its interest rate risk and the interest costs associated with its 11% Senior Notes Due August 15, 2000. See Note
6 -- Long-term Debt and Financing Arrangements.

INVESTMENT DERIVATIVES

     The Company has historically employed a variety of interest rate derivative instruments to manage its principal, market and credit risks and enhance its investment yield. Derivative instruments utilized included interest rate swaps, written and purchased interest rate options and swaptions (options to enter into interest rate swaps). Prior to June 1994, the Company structured derivative instruments in interest rate markets where it had foreign operations. Interest rate derivatives generally involve exchanges of interest payments based upon fixed and floating interest rates without exchanges of underlying notional amounts. For the first and second quarters of fiscal 1995, the average fair value of these investment derivative financial instruments totaled ($12) million and ($8) million, respectively. The Company closed all remaining investment derivatives during the second quarter of fiscal 1995, and at the end of fiscal 1995 and throughout fiscal 1996, the Company had no investment derivatives outstanding. Realized and unrealized net gains (losses) on investment derivatives recognized in income for fiscal 1995 were ($24) million compared with $5 million for fiscal 1994.

                           DELL COMPUTER CORPORATION

NOTE 5 -- INCOME TAXES

     The provision for income taxes consists of the following:

                                                                  FISCAL YEAR ENDED
                                                     -------------------------------------------
                                                     JANUARY 28,     JANUARY 29,     JANUARY 30,
                                                        1996            1995            1994
                                                     -----------     -----------     -----------
                                                                    (IN MILLIONS)
    Current:
      Domestic.....................................      $102            $52             $ 29
      Foreign......................................        25             16                8
    Prepaid........................................       (16)            (4)             (40)
                                                         ----            ---             ----
    Provision for income taxes (benefit)...........      $111            $64             $ (3)
                                                         ====            ===             ====

     Income (loss) before income taxes included approximately $176 million, $126 million and ($32) million related to foreign operations in the fiscal years ended January 28, 1996, January 29, 1995 and January 30, 1994, respectively.

     The Company has not recorded a deferred income tax liability of approximately $70 million for additional U.S. federal income taxes that would result from the distribution of earnings of its foreign subsidiaries, if they were repatriated. The Company currently intends to reinvest indefinitely the undistributed earnings of its foreign subsidiaries.

     The deferred tax asset is comprised of the following principal temporary differences:

                                                     JANUARY 28,     JANUARY 29,     JANUARY 30,
                                                        1996            1995            1994
                                                     -----------     -----------     -----------
                                                                    (IN MILLIONS)
    Depreciation...................................      $  5            $(5)            $--
    Provisions for doubtful accounts and returns...        25             23              20
    Inventory and warranty provisions..............        18             26              28
    Deferred service contract revenue..............        53             25               9
    Import promotion reserve.......................        (5)            --              --
    Other..........................................       (29)             9               7
                                                         ----            ---             ---
    Deferred tax asset.............................      $ 67            $78             $64
                                                         ====            ===             ===

     The difference between the income tax provisions in the Consolidated Financial Statements and the tax expense computed at the U.S. federal statutory rate of 35% for each of the last three fiscal years is as follows:

                                                                  FISCAL YEAR ENDED
                                                     -------------------------------------------
                                                     JANUARY 28,     JANUARY 29,     JANUARY 30,
                                                        1996            1995            1994
                                                     -----------     -----------     -----------
                                                                    (IN MILLIONS)
    Tax provision (benefit) at the U.S. federal
      statutory rate...............................     $ 134           $  75            $(14)
    Research and development credit................        (1)             (1)             (1)
    Foreign income taxed at different rate.........       (23)            (16)             10
    Net operating loss carryovers..................         1               2               4
    Other..........................................        --               4              (2)
                                                        -----           -----            ----
    Provision (benefit) for income taxes...........     $ 111           $  64            $ (3)
                                                        =====           =====            ====
    Effective tax rates............................      29.0%           30.0%            7.6%
                                                        =====           =====            ====

                           DELL COMPUTER CORPORATION

NOTE 6 -- LONG-TERM DEBT AND FINANCING ARRANGEMENTS

     The following table sets forth the components of the Company's long-term debt as of the end of each of the last two fiscal years:

                                                                  JANUARY 28,     JANUARY 29,
                                                                     1996            1995
                                                                  -----------     -----------
                                                                         (IN MILLIONS)
    11% Senior Notes Due August 15, 2000........................      $100            $100
    Facility loan...............................................        14              14
                                                                      ----            ----
                                                                       114             114
    Less -- current portion.....................................         1               1
                                                                      ----            ----
                                                                      $113            $113
                                                                      ====            ====

     On August 26, 1993, the Company issued $100 million of 11% Senior Notes Due August 15, 2000 (the "Senior Notes"). Interest on the Senior Notes is payable semiannually, on February 15 and August 15 of each year. The Senior Notes are redeemable, in whole or in part, at the option of the Company at any time on or after August 15, 1998, at redemption prices decreasing from 103.50% to 101.75% of principal, depending upon the redemption date, plus accrued interest to the date of redemption. The Indenture governing the Senior Notes contains certain covenants, including limitations on the amount of future indebtedness and restrictions on the payment of cash dividends on Common Stock under certain circumstances. However, the covenants limiting future indebtedness may be inapplicable from time to time if the Senior Notes are assigned an investment grade rating by both of the major rating services.

     Concurrently with the issuance of the Senior Notes, the Company entered into interest rate swap agreements to reduce its related interest costs. The swap agreements effectively changed the Company's interest rate exposure from a fixed-rate to a floating-rate basis. However, in response to increasing interest rates, in August 1994, the Company entered into offsetting swap agreements to effectively change its interest rate exposure from a floating-rate basis to a fixed-rate basis. The interest rate swap agreements mature on August 15, 1998, the first available redemption date of the Senior Notes. At both January 28, 1996, and January 29, 1995, the Company had outstanding receive fixed/pay floating interest rate swaps with an aggregate notional amount of $100 million offset by receive floating/pay fixed interest rate swaps with an aggregate notional amount of $100 million. The weighted average interest rate, adjusted by the swaps, was 13.8%, 12.1% and 9.5% for fiscal years 1996, 1995 and 1994, respectively. At January 28, 1996, the Company was paying a net interest cost of 13.8% on the Senior Notes.

     In December 1994, the Company obtained a $14 million loan secured by a 224,000-square-foot office building in Round Rock, Texas (with a net book value of $23 million at January 28, 1996). The loan is for 15 years at an interest rate of 10.28%; monthly payments of principal and interest, payable in arrears, began in February 1995. The amount of principal payments due under the loan over the next five fiscal years is as follows: 1997, $.5 million; 1998, $.5 million; 1999, $.6 million; 2000, $.6 million; and 2001, $.7 million.

     During fiscal 1996, the Company entered into a series of line of credit facilities, each of which bears interest at a defined Base Rate or Eurocurrency Rate and has a covenant based on quarterly maintenance of net worth. Maximum aggregate amounts available under these credit facilities are limited to $200 million less the aggregate of outstanding letters of credit under these facilities. During the commitment period, the Company is obligated to pay a fee on the unused portion of the credit facilities. No borrowings or letters of credit were outstanding under these credit facilities as of January 28, 1996, and the maximum available totaled $200 million.

                           DELL COMPUTER CORPORATION

     On November 30, 1995, several of the Company's subsidiaries entered into a transaction pursuant to which Dell Receivables L.P. ("Dell Receivables"), a newly formed wholly owned subsidiary of the Company, purchases certain accounts receivable and related assets from other Company subsidiaries and in turn transfers such accounts receivable and related assets to the Dell Trade Receivable Master Trust (the "Master Trust"). The Master Trust will issue certificates evidencing fractional undivided interests therein, which certificates may be sold to investors. This arrangement gives Dell Receivables the ability to raise up to $150 million through the sale of certificates of interest in the Master Trust and replaced the Company's receivables securitization arrangement that was scheduled to expire on June 22, 1996. Dell Receivables is obligated to pay a commitment fee on the unused portion of the facility. At January 28, 1996, this facility was unused. During fiscal 1994, the Company sold $85 million of receivables pursuant to the terms of its previous receivables securitization arrangement. The discount on sale of receivables was included in financing and other income (expense), net. All such receivables sold were collected during fiscal 1994. The previous facility was unused in fiscal 1995 and 1996.

     In fiscal 1994, the Company repaid its borrowings under Section 84 of Ireland's Corporation Tax Act of 1976 and retired its commercial paper program.

NOTE 7 -- PREFERRED STOCK

     The Company has the authority to issue 5,000,000 shares of preferred stock, par value $.01 per share. The rights and preferences of shares of authorized but unissued preferred stock will be established by the Company's Board of Directors at the time of issuance.

     Series A Convertible Preferred Stock -- On August 26, 1993, the Company sold 1,250,000 shares of Series A Convertible Preferred Stock (the "Convertible Preferred Stock"), generating net proceeds of $120 million after deducting related issuance costs. Each outstanding share of Convertible Preferred Stock entitles its holder to receive annual cumulative cash dividends of $7 and may be converted into 8.421 shares of Common Stock (equivalent to a conversion price of $11.875 per share of Common Stock), subject to adjustment to prevent dilution in certain circumstances. In the event of voluntary or involuntary liquidation, each outstanding share of Convertible Preferred Stock entitles its holder to receive up to $100 per share plus any accrued but unpaid dividends (a total of $6 million at January 28, 1996). The Convertible Preferred Stock is not redeemable before August 25, 1996. Beginning August 25, 1996, the Convertible Preferred Stock may be redeemed by the Company, at its option, in whole or in part at any time at a redemption price per share decreasing from $104.67 to $100, depending on the redemption date, together with any accrued but unpaid dividends. Dividends on the Convertible Preferred Stock are cumulative, have priority over dividends on Common Stock and must be paid in the event of liquidation and before any distribution to holders of Common Stock.

     So long as any Convertible Preferred Stock is outstanding, the Company may not, without the affirmative vote or consent of the holders of at least 66 2/3% (unless a higher percentage is required by applicable law) of all outstanding shares of Convertible Preferred Stock, enter into certain transactions that may adversely affect the relative rights, preferences, qualifications, limitations or restrictions of the Convertible Preferred Stock.

     The holders of the Convertible Preferred Stock have no voting rights unless dividends on the Convertible Preferred Stock have not been paid for six consecutive quarters. Under those circumstances, the number of members of the Company's Board of Directors will be increased by two, and the holders of the Convertible Preferred Stock will be entitled to elect such two additional directors at any meeting of stockholders at which directors are to be elected held during the period such dividends remain in arrears.

                           DELL COMPUTER CORPORATION

     On February 21, 1995, the Company offered to pay a cash premium of $8.25 for each outstanding share of Convertible Preferred Stock that was converted to Common Stock. The offer of premium upon conversion was available to holders of the Convertible Preferred Stock through the closing of the special conversion period on March 22, 1995. Holders of 1,190,000 shares of Convertible Preferred Stock elected to convert and, as a result, received an aggregate of approximately 10 million shares of Common Stock and $10 million in cash during the first quarter of fiscal 1996. The $10 million conversion premium and $1 million of expenses of the conversion offer were treated as an additional dividend on the Convertible Preferred Stock for financial reporting purposes. Accordingly, $12 million, comprised of the conversion premium, conversion offer expenses and dividends, were deducted from net income for fiscal 1996 to determine the net income available to common stockholders. In addition, the weighted average shares outstanding used to compute primary earnings per common share for fiscal 1996 includes the shares of Common Stock issued upon conversion from the closing of the conversion period until the end of fiscal 1996.

     Series A Junior Participating Preferred Stock -- In conjunction with the distribution of Preferred Share Purchase Rights (see Note 10 -- Preferred Share Purchase Rights), the Company's Board of Directors designated 200,000 shares of preferred stock as Series A Junior Participating Preferred Stock ("Junior Preferred Stock") and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. Each share of Junior Preferred Stock will be entitled to an aggregate dividend equal to the greater of $1.00 per share or 1,000 times the dividend declared on the Common Stock. Upon liquidation, each share of Junior Preferred Stock will be entitled to an aggregate liquidation payment equal to the greater of $1,000 or 1,000 times the payment made per share of Common Stock. Each share of Junior Preferred Stock will have 1,000 votes, voting together with the Common Stock. In the event of any merger, consolidation or other transaction in which Common Stock is exchanged, each share of Junior Preferred Stock will be entitled to receive 1,000 times the amount received per share of Common Stock. Shares of Junior Preferred Stock will be nonredeemable. At January 28, 1996, no shares of Junior Preferred Stock were issued or outstanding.

NOTE 8 -- COMMON STOCK

     On July 21, 1995, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 100 million to 300 million. The amendment became effective on August 3, 1995.

     On October 9, 1995, the Company's Board of Directors declared a two-for-one Common Stock split, payable in the form of a 100% stock dividend to stockholders of record as of October 20, 1995. The distribution of such dividend occurred on October 27, 1995. All share and per share information has been retroactively restated in the Consolidated Financial Statements to reflect the stock split.

     Stock Repurchase Program - Subsequent Event (unaudited) -- On February 22, 1996, the Company announced a stock repurchase program under which the Company may purchase up to 12 million shares of Common Stock in open market or private transactions. The repurchase program is intended to provide shares for issuance to employees under the Company's stock-based employee benefit plans. The total number of shares to be purchased will be based on several factors, including the level of stock issuances pursuant to employee awards, the price of the Common Stock and other general market conditions. Purchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. The Company may also utilize equity options as part of the repurchase program.

                           DELL COMPUTER CORPORATION

     As of March 22, 1996, the Company had repurchased a total of 3.3 million shares of Common Stock under the repurchase program, for an aggregate purchase price of $100 million (average cost of $30.50 per share). All such shares were purchased in open market transactions.

     In addition, as of March 22, 1996, the Company had entered into equity "collar" arrangements with respect to an aggregate of 2.8 million additional shares of Common Stock by selling put options (which entitle the holder of the option to sell shares of Common Stock to the Company at a specified price) and purchasing call options (which entitle the Company to purchase shares of Common Stock from the holder of the option at a specified price). The put prices range from $29.36 to $34.62 per share, while the call prices range from $32.30 to $38.09 per share. In some of the arrangements, the call price may be increased if the per-share market price of the Common Stock at the time of exercise exceeds a specified price. Each option is exercisable only at expiration, and the expiration dates range from September 3, 1996, to September 20, 1996. The potential cost of repurchasing the shares subject to these option arrangements ranges from $90.7 million (average cost of $32.35 per share) to $99.9 million (average cost of $35.63 per share), not taking into account any increase in the call prices described above. For a description of the accounting treatment of these options, see "Option Contracts Indexed to the Company's Common Stock" in
Note 1 -- Description of Business and Summary of Significant Accounting
Policies.

NOTE 9 -- EMPLOYEE BENEFIT PLANS

     Employee Stock Purchase Plan -- The Company has an employee stock purchase plan that qualifies under Section 423 of the Internal Revenue Code and permits substantially all employees to purchase shares of Common Stock. Participating employees may purchase Common Stock at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the Common Stock at the beginning or the end of the participation period. Participation periods are semi-annual and begin on January 1 and July 1 of each year. Employees may designate up to 10% of their base compensation for the purchase of Common Stock under the plan. Common Stock reserved for future employee purchases under the plan aggregated 2,331,251 shares at January 28, 1996, and 2,741,184 shares at January 29, 1995. Shares issued under this plan were 409,933 shares in fiscal 1996, 568,888 shares in fiscal 1995 and 477,078 shares in fiscal 1994. There have been no charges to income in connection with the issuance of these shares.

     401(k) Plan -- The Company has a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. Substantially all employees in the U.S. are eligible to participate in the plan. Currently, eligibility for participation commences upon hire. Under the terms of the plan, the Company currently matches 100% of each employee participant's voluntary contributions, subject to a maximum Company contribution of 3% of the employee's compensation. Prior to January 1, 1995, the Company matched 50% of the participant's voluntary contributions, again subject to a maximum Company contribution of 3% of the employee's compensation. The Company's matching contributions are made in the form of Common Stock. During fiscal 1996, the Company made a one-time contribution for every eligible employee, regardless of whether the employee was a plan participant, equal to 2% of the employee's actual earnings during calendar year 1995. The Company accrues for its estimated matching contributions each period. Shares are issued to the plan based on the fair market value of the Common Stock at the time of issuance. The amounts expensed for the Company's matching and other contributions during fiscal years 1996, 1995 and 1994 were $8 million, $4 million and $3 million, respectively.

     Stock Option and Incentive Plans -- On June 22, 1994, the Company's stockholders approved the Dell Computer Corporation Incentive Plan (the "Incentive Plan"), which effectively replaced the 1993 Stock Option Plan (the "1993 Plan") and the 1989 Stock Option Plan (the "1989 Plan"). At the time the Incentive Plan was approved, 9,001,846 shares of Common Stock were authorized for issuance under the Incentive Plan; that amount equaled the remaining shares authorized for

                           DELL COMPUTER CORPORATION
issuance under the 1993 Plan and the 1989 Plan. On July 21,1995, the Company's stockholders approved an amendment to the Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the Incentive Plan by 8 million shares. The Incentive Plan, which is administered by the Compensation Committee of the Board of Directors, provides for the granting of incentive awards in the form of stock options, stock appreciation rights ("SARs"), stock and cash to directors, executive officers and key employees of the Company and its subsidiaries, and certain other persons who provide consulting or advisory services to the Company. Awards under the Incentive Plan must be granted within ten years of the plan adoption date. Options granted may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the existing stock option agreements typically vest over a five-year period beginning on the option's date of grant. Stock options must be exercised within ten years from date of grant. Stock options are generally issued at fair market value. For stock options that have been issued at discounted prices, the Company accrues compensation expense over the vesting period for the difference between the exercise price and the fair market value on the measurement date. In accordance with the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant. Options vesting over a ten-year period with an exercise price of $.005 per share were granted to certain key employees in fiscal 1995 and fiscal 1994 at fair market values ranging from $12.44 to $13.97 and $9.25 to $18.25 in fiscal 1995 and fiscal 1994, respectively.

     During fiscal 1996, the Company implemented a discounted stock option program under the Incentive Plan. Under this program, certain members of management may elect, on an annual basis, to receive discounted stock options in lieu of all or a portion of the annual bonus that they would otherwise receive. The exercise price of the options is 80% of the fair market value of the Common Stock on the date of issuance. The number of shares subject to any such option is dependent on the amount of bonus a participant designates for the program and is calculated by dividing the designated bonus amount by 20% of the fair market value of the Common Stock on the date of issuance. The options are fully vested at the time of issuance but are not exercisable for a period of one year. All decisions regarding participation in the program and the amount of bonus to designate must be made several months in advance of the anticipated bonus payment date. The program will first be effective for bonuses paid in March 1996 with respect to fiscal 1996.

     During fiscal 1996 and fiscal 1995, the Company granted 688,884 shares and 280,000 shares, respectively, of restricted stock. For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted shares typically vest over a seven-year period beginning on the date of grant; restrictions may not extend more than ten years from date of grant. The Company records unearned compensation equal to the market value of the restricted shares on the date of grant and charges the unearned compensation to expense over the restricted shares' vesting period. Prior to the second quarter of fiscal 1996, the unearned compensation was combined with additional paid-in capital. The unearned compensation associated with restricted stock at January 28, 1996, has been included in stockholders' equity in the Consolidated Statement of Financial Position; the prior period amount has been reclassified to conform with the current year presentation.

     Under the Incentive Plan, each nonemployee director of the Company automatically receives nonqualified stock options on the day after the first Board of Directors meeting he or she attends as a nonemployee director. In addition, each nonemployee director who is a member of the Board of Directors as of both the day before and the day after the Company's annual meeting of stockholders each year automatically receives nonqualified stock options on the date of the first Board of Directors meeting following the annual meeting of stockholders.

                           DELL COMPUTER CORPORATION

     The following table summarizes stock option activity under the plans for each of the three fiscal years ended January 28, 1996:

                                                                STOCK OPTION PLANS
                                                         --------------------------------
                                                                               NUMBER OF
                                                           PRICE RANGE          SHARES
                                                         ----------------     -----------
    Outstanding at January 31, 1993....................     $.005-$18.155      10,087,976
      Granted..........................................     $.005-$18.155       5,011,180
      Canceled.........................................     $.005-$15.345      (2,409,628)
      Exercised........................................     $.005-$11.830      (1,452,824)
                                                                               ----------
    Outstanding at January 30, 1994....................     $.005-$18.155      11,236,704
      Granted..........................................     $.005-$23.315       4,322,498
      Canceled.........................................     $.005-$15.345      (1,641,102)
      Exercised........................................     $.005-$18.155      (2,735,054)
                                                                               ----------
    Outstanding at January 29, 1995....................     $.005-$23.315      11,183,046
      Granted..........................................   $20.125-$48.500       3,987,082
      Canceled.........................................     $.005-$44.750        (988,967)
      Exercised........................................     $.005-$22.095      (2,480,912)
                                                                               ----------
    Outstanding at January 28, 1996....................     $.005-$48.500      11,700,249
                                                                               ==========

     Options on 2,324,451 shares were exercisable under the plans at January 28, 1996. There were 8,480,235, 4,819,228 and 8,558,900 shares of Common Stock available for future grants under the plans at January 28, 1996, January 29, 1995, and January 30, 1994, respectively. On August 24, 1993, the Company granted 781,246 nonqualified options to purchase its Common Stock at $9.345 per share under the 1993 Plan in exchange for cancellation of outstanding options to purchase its Common Stock for $15.345 that had been previously granted under the 1989 Plan. Pursuant to the exchange agreement, vesting of those options was to occur on the earlier of August 24, 2002, or the date that the Common Stock had traded for 30 consecutive days at or above $16.345 per share; such vesting occurred in fiscal 1995.

NOTE 10 -- PREFERRED SHARE PURCHASE RIGHTS

     On November 29, 1995, the Company's Board of Directors declared a dividend of one Preferred Share Purchase Right (a "Right") for each outstanding share of Common Stock. The distribution of the Rights was made on December 13, 1995, to the stockholders of record on that date. Each Right entitles the holder to purchase one one-thousandth of a share of Junior Preferred Stock at an exercise price of $225. See Note 7 -- Preferred Stock. The Rights will be exercisable only if a person or group acquires 15% or more of the Common Stock or announces a tender offer, the consummation of which would result in such person or group owning 15% or more of the Common Stock.

     If a person or group acquires 15% or more of the outstanding Common Stock, each Right will entitle the holder (other than such person or any member of such group) to purchase, at the Right's then current exercise price, the number of shares of Common Stock having a market value of twice the exercise price of the Right. In addition, if the Company is involved in a merger or other business combination transaction at any time after the Rights have become exercisable, each Right will entitle its holder to purchase, at the Right's then current exercise price, the number of the acquiring company's common shares having a market value at that time of twice the exercise price of the Right. Furthermore, at any time after a person or group acquires 15% or more of the outstanding

                           DELL COMPUTER CORPORATION

Common Stock but prior to the acquisition of 50% of such stock, the Board of Directors may, at its option, exchange part or all of the Rights (other than Rights held by the acquiring person or group) for shares of Common Stock at an exchange rate of one share of Common Stock for each Right.

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

     Neither the ownership nor the further acquisition of Common Stock by Michael S. Dell will cause the Rights to become exercisable or nonredeemable or will trigger the other features of the Rights.

NOTE 11 -- COMMITMENTS, CONTINGENCIES AND CERTAIN CONCENTRATIONS

     Lease Commitments -- The Company leases property and equipment, manufacturing facilities and office space under non-cancelable leases. Certain leases obligate the Company to pay taxes, maintenance and repair costs. Future minimum payments under these leases at January 28, 1996, are as follows:




                                                                               OPERATING
    FISCAL YEAR                                                                  LEASES
    -----------                                                               -------------
                                                                              (IN MILLIONS)
    1997....................................................................       $21
    1998....................................................................        16
    1999....................................................................        13
    2000....................................................................         9
    2001....................................................................         6
    Thereafter..............................................................        19
                                                                                   ---
              Total minimum lease payments required.........................       $84
                                                                                   ===

     Rental expense recorded under all operating leases was $22 million, $20 million and $19 million for the fiscal years ended 1996, 1995 and 1994, respectively.

     Royalty Commitments -- The Company is subject to certain patent royalty agreements that require fixed cash payments with scheduled increases over approximately the next three years. The Company is also subject to ongoing software royalty agreements for periods exceeding twelve months which require cash payments.

     Legal Matters -- Set forth below is a discussion of certain legal proceedings involving the Company, some of which could have a material adverse effect on the Company if resolved in a manner unfavorable to the Company. The Company is also party to other legal proceedings incidental to its business, none of which the Company believes to be material.

     The Company has been named as a defendant in approximately 30 repetitive stress injury lawsuits, most of which are in New York state courts or United States District Courts for the New York City area. Several are in state courts in New Jersey. One is in the Federal District Court for the Eastern District of Pennsylvania, and one is in Federal District Court in Kansas. Two cases have been dismissed; the remainder are at various stages of the process leading to trial. The allegations in all of these lawsuits are similar. Each plaintiff alleges that he or she suffers from symptoms generally known as "repetitive stress injury," which allegedly were caused by the design or manufacture of the keyboard supplied with the computer the plaintiff used. The Company has

                           DELL COMPUTER CORPORATION
denied or is in the process of denying the claims and intends to vigorously defend the suits. The suits naming the Company are just a few of many lawsuits of this type that have been filed, often naming Apple, Atex, Compaq, IBM, Keytronic and other major suppliers of keyboard products. The Company currently is not able to predict the outcome of these suits. It is possible that the Company may be named in additional suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. However, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company's financial condition or results of operations.

     On August 11, 1993, the Company received a subpoena from the United States Department of Commerce, Office of Export Enforcement of the Bureau of Export Administration, requiring the Company to provide all documents relative to any and all exports of 486/66 personal computers or related components to Russia, Ireland, Iran or Iraq during the period from January 1992 through August 1993 in connection with an investigation to enforce regulations under the Export Administration Act of 1979, as amended. The investigation has been closed, with no findings of wrongdoing by the Company, with respect to the Company's shipments to Russia, Ireland and Iraq. The Company is awaiting a response from the Department of Commerce regarding its voluntary self disclosure of certain shipments to Iran in June 1992. If the Office of Export Enforcement's investigators determine that the Company has violated applicable regulations, the government could potentially file civil or criminal charges. The Company has fully responded to the subpoena and, in accordance with its policy to comply fully with export laws and regulations, intends to cooperate with the Office of Export Enforcement. The Company does not believe that this investigation or its outcome will have a material adverse effect on the Company's financial condition or results of operations.

     In May 1995, the Company was named, along with two other personal computer manufacturers and one computer monitor vendor, in a class action complaint filed in the California Superior Court for Marin County. Subsequently, several other similar actions were filed in California Superior Courts for other counties, naming a total of 48 defendants, including the Company. The complaints in all of these cases allege that each of the defendants has engaged in false or misleading advertising with regard to the size of computer monitor screens. The plaintiffs seek restitution in the form of refunds or product exchange, damages, punitive damages and attorneys' fees. The California Judicial Council, in December 1995, ordered all of these similar cases consolidated for proceedings up to and including trial and, in January 1996, appointed a single trial judge for the consolidated proceeding. The judge has ordered all proceedings stayed until March 29, 1996, when a status conference is scheduled. The Company plans to vigorously contest the allegations of the complaints. This litigation is currently at a preliminary stage and no discovery has occurred. Thus, it is too early for the Company to adequately evaluate the likelihood of the plaintiffs' prevailing on their claims. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

     In June 1995, the Company was served with a class action complaint filed in State District Court in Travis County, Texas. The complaint alleges that the Company has included "used parts" in its "new" computer systems and has failed to adequately inform its customers and prospective customers of that practice. According to the complaint, these facts constitute fraud, negligent misrepresentation, breach of contract and breach of warranty. The plaintiffs seek refund of the purchase price for computer systems purchased from the Company, damages in an unspecified amount, injunctive relief, interest and attorneys' fees. The Company plans to vigorously contest the allegations of the complaint. This litigation is currently at a preliminary stage, and no discovery has occurred. Thus, it is too early for the Company to adequately evaluate the likelihood of the plaintiffs' prevailing on their claims. There can be no assurance that an adverse determination in this litigation

                           DELL COMPUTER CORPORATION
would not have a material adverse effect on the Company's financial condition or results of operations.

     Certain Concentrations -- All of the Company's foreign exchange and interest rate derivative instruments involve elements of market and credit risk in excess of the amounts recognized in the financial statements. The counterparties to financial instruments consist of a number of major financial institutions. In addition to limiting the amount of agreements and contracts it enters into with any one party, the Company monitors its positions with and the credit quality of the counterparties to these financial instruments. The Company does not anticipate nonperformance by any of the counterparties.

     The Company has business activities with large corporate, government, medical and education customers, small-to-medium businesses and individuals and value-added resellers. Its receivables from such parties are well diversified. The Company places its marketable securities with high quality financial institutions and other companies and currently invests primarily in equity securities and debt instruments that have maturities of less than three years. The Company's receivables, marketable securities and financial instruments holdings are subject to potential credit risk. However, in management's opinion, no significant concentration of credit risk exists for the Company. There can be no assurance that the credit quality of the financial institutions with which the Company invests or transacts business will be stable or that efforts to diversify receivables, investments or financial instrument holdings will prevent the Company from incurring material losses.

     The Company purchases a significant number of components from single sources. In some cases, alternative sources of supply are not available. In other cases, the Company may establish a working relationship with a single source, even when multiple suppliers are available, if the Company believes it is advantageous to do so due to performance, quality, support, delivery, capacity or price considerations. Key components currently obtained from single sources include certain of the Company's displays, application specific integrated circuits and other custom chips, microprocessors, unconfigured base notebook computers and lithium ion batteries used in certain of the Company's notebook computers. Additionally, the Company often initially uses custom components obtained from a single source in its new products until it has determined whether there is a need for additional suppliers. If the supply of a critical single-sourced material or component were delayed or curtailed, the Company's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could affect operating results adversely.

NOTE 12 -- OTHER CHARGES

     During the first half of fiscal 1994, the Company reevaluated and subsequently canceled its existing notebook product line, recording more than $39 million of charges due to the notebook inventory write-downs and delayed and canceled notebook projects. The Company re-entered the notebook computer market with a phased approach beginning with the introduction, on February 21, 1994, of the 486-based Dell Latitude family of notebook computers.

     During the first half of fiscal 1994, the Company also recorded $29 million of other costs, consisting of $14 million of inventory write-downs due to excess components, $12 million of costs incurred for the cancellation of certain contracts and a $3 million reserve established for litigation in connection with a stockholder suit. The inventory write-downs and the cancellation charges arose from the Company's determination that certain products and inventory were excess or obsolete because the products were scheduled to be replaced with newer products or because the Company

                           DELL COMPUTER CORPORATION
otherwise had lowered its estimates of expected demand for materials in inventory or under outstanding purchase commitments.

     During the first half of fiscal 1994, the Company recorded $23 million for the costs of restructuring certain of its operations. The charge included $10 million for asset write-downs, $8 million related to the consolidation of operations and $5 million for employee severance payments. Most of these restructuring charges were associated with consolidating certain common functions in the European subsidiaries and creating regional business units. Approximately 60% of these charges were cash provisions, approximately half of which were incurred in fiscal 1994. During fiscal 1995, the Company completed certain of the consolidations and closure of a subsidiary. There were no reserves for restructuring remaining at January 29, 1995.

NOTE 13 -- GEOGRAPHIC AREA INFORMATION

     The Company operates in one principal business segment across geographically diverse markets. The Americas region includes the United States, Canada and Latin America. Substantially all of Americas operating results and identifiable assets are in the United States. Transfers between geographic areas are recorded using internal transfer prices set by the Company. Certain prior year amounts have been reclassified to separately reflect general corporate expenses and assets and to allocate the operating results and assets of the Company's product development group to the geographic regions. In prior years, the operating results and assets of both the general corporate operations and the product development group were included in the Americas region.

                                                                FISCAL YEAR 1996
                                       ------------------------------------------------------------------
                                                              ASIA PACIFIC
                                       AMERICAS    EUROPE      AND JAPAN      ELIMINATION    CONSOLIDATED
                                       --------    -------    ------------    -----------    ------------
                                                                 (IN MILLIONS)
Sales to unaffiliated customers......   $3,474      $1,478         $344           $  --          $5,296
Transfers between geographic areas...       66         192           --            (258)             --
                                        ------      ------         ----           -----          ------
          Total sales................   $3,540      $1,670         $344           $(258)         $5,296
                                        ======      ======         ====           =====          ======
Operating income (loss)..............   $  285      $  171         $(21)          $  --          $  435
                                        ======      ======         ====           =====
Corporate expenses, net..............                                                               (58)
                                                                                                 ------
          Total operating income.....                                                            $  377
                                                                                                 ======
Identifiable assets..................   $  867      $  409         $123           $  --          $1,399
                                        ======      ======         ====           =====
General corporate assets.............                                                               749
                                                                                                 ------
          Total assets...............                                                            $2,148
                                                                                                 ======

                           DELL COMPUTER CORPORATION

                                                                FISCAL YEAR 1995
                                       ------------------------------------------------------------------
                                                              ASIA PACIFIC
                                       AMERICAS    EUROPE      AND JAPAN      ELIMINATION    CONSOLIDATED
                                       --------    -------    ------------    -----------    ------------
                                                                 (IN MILLIONS)
Sales to unaffiliated customers......  $ 2,400     $   953       $  122         $    --        $  3,475
Transfers between geographic areas...       35         129           --            (164)             --
                                       -------     -------       ------         -------        --------
          Total sales................  $ 2,435     $ 1,082       $  122         $  (164)       $  3,475
                                       =======     =======       ======         =======        ========
Operating income (loss)..............  $   174     $   123       $   (2)        $    --        $    295
                                       =======     =======       ======         =======
Corporate expenses, net..............                                                               (46)
                                                                                               --------
          Total operating income.....                                                          $    249
                                                                                               ========
Identifiable assets..................  $   638     $   286       $   43         $    --        $    967
                                       =======     =======       ======         =======
General corporate assets.............                                                               627
                                                                                               --------
          Total assets...............                                                          $  1,594
                                                                                               ========

                                                                FISCAL YEAR 1994
                                       ------------------------------------------------------------------
                                                              ASIA PACIFIC
                                       AMERICAS    EUROPE      AND JAPAN      ELIMINATION    CONSOLIDATED
                                       --------    -------    ------------    -----------    ------------
                                                                 (IN MILLIONS)
Sales to unaffiliated customers......  $ 2,037     $   782       $   54         $    --        $  2,873
Transfers between geographic areas...       35         109           --            (144)             --
                                       -------     -------       ------         -------        --------
          Total sales................  $ 2,072     $   891       $   54         $  (144)       $  2,873
                                       =======     =======       ======         =======        ========
Operating income (loss)..............  $    18     $   (15)      $   (5)        $    --        $     (2)
                                       =======     =======       ======         =======
Corporate expenses, net..............                                                               (37)
                                                                                               --------
          Total operating loss.......                                                          $    (39)
                                                                                               ========
Identifiable assets..................  $   512     $   198       $   14         $    --        $    724
                                       =======     =======       ======         =======
General corporate assets.............                                                               416
                                                                                               --------
          Total assets...............                                                          $  1,140
                                                                                               ========

                           DELL COMPUTER CORPORATION

NOTE 14 -- SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

                                                                      JANUARY 28,     JANUARY 29,
                                                                         1996            1995
                                                                      -----------     -----------
                                                                             (IN MILLIONS)
SUPPLEMENTAL CONSOLIDATED STATEMENT OF FINANCIAL POSITION
  INFORMATION
Accounts receivable:
  Gross accounts receivable.........................................    $   755          $ 564
  Allowance for doubtful accounts...................................        (29)           (26)
                                                                        -------          -----
                                                                        $   726          $ 538
                                                                        =======          =====
Inventories:
  Production materials..............................................    $   390          $ 262
  Work-in-process and finished goods................................         39             31
                                                                        -------          -----
                                                                        $   429          $ 293
                                                                        =======          =====
Other current assets:
  Deferred premiums and other foreign exchange contracts............    $    71          $  20
  Deferred income taxes.............................................         67             78
  Other.............................................................         18             14
                                                                        -------          -----
                                                                        $   156          $ 112
                                                                        =======          =====
Property, plant and equipment:
  Land and buildings................................................    $    92          $  42
  Computer equipment................................................         92             73
  Office furniture and fixtures.....................................         26             23
  Machinery and other equipment.....................................         45             36
  Leasehold improvements............................................         37             34
                                                                        -------          -----
  Total property, plant and equipment...............................        292            208
  Accumulated depreciation and amortization.........................       (113)           (91)
                                                                        -------          -----
                                                                        $   179          $ 117
                                                                        =======          =====
Accrued and other liabilities:
  Royalties and licensing...........................................    $    51          $  35
  Accrued compensation..............................................         52             35
  Accrued warranty costs............................................         78             66
  Taxes other than income taxes.....................................         76             40
  Deferred profit on warranty contracts.............................         67             22
  Book overdrafts...................................................         59             44
  Other.............................................................         90            107
                                                                        -------          -----
                                                                        $   473          $ 349
                                                                        =======          =====

                           DELL COMPUTER CORPORATION

                                                                      FISCAL YEAR ENDED
                                                         -------------------------------------------
                                                         JANUARY 28,     JANUARY 29,     JANUARY 30,
                                                            1996            1995            1994
                                                         -----------     -----------     -----------
                                                                        (IN MILLIONS)
SUPPLEMENTAL CONSOLIDATED STATEMENT OF OPERATIONS
  INFORMATION
Research, development and engineering expenses:
  Research and development expenses....................    $    51         $    39         $    36
  Engineering expenses.................................         44              26              13
                                                           -------         -------         -------
                                                           $    95         $    65         $    49
                                                           =======         =======         =======
Financing and other income (expense), net:
  Investment income (loss), net:
     Marketable securities.............................    $    25         $    (7)        $     9
     Investment derivatives............................         --             (24)              5
  Interest expense.....................................        (15)            (12)             (9)
  Foreign currency transactions........................         (1)              3               1
  International year-end transition....................         --               6              --
  Other................................................         (3)             (2)             (6)
                                                           -------         -------         -------
                                                           $     6         $   (36)        $    --
                                                           =======         =======         =======
Weighted average shares used to compute earnings (loss)
  per common share:
     Primary...........................................       97.1            83.1            74.7
                                                           =======         =======         =======
     Fully diluted.....................................       98.7            94.6              --
                                                           =======         =======         =======

                                                                      FISCAL YEAR ENDED
                                                         -------------------------------------------
                                                         JANUARY 28,     JANUARY 29,     JANUARY 30,
                                                            1996            1995            1994
                                                         -----------     -----------     -----------
                                                                        (IN MILLIONS)
SUPPLEMENTAL CONSOLIDATED STATEMENT OF CASH FLOWS
  INFORMATION
Changes in operating working capital accounts:
  Accounts receivable, net.............................    $  (184)        $  (117)        $   (45)
  Inventories..........................................       (138)            (72)             82
  Accounts payable.....................................         59             129              (4)
  Accrued and other liabilities........................        126              80              66
  Other, net...........................................        (46)            (23)             (2)
                                                           -------         -------         -------
                                                           $  (183)        $    (3)        $    97
                                                           =======         =======         =======
Changes in non-current assets and liabilities:
  Other assets.........................................    $    (5)        $    (2)        $     1
  Other liabilities....................................         43              41              16
                                                           -------         -------         -------
                                                           $    38         $    39         $    17
                                                           =======         =======         =======
Supplemental cash flow information:
  Income taxes paid....................................    $   117         $    57         $     7
  Interest paid........................................    $    17         $    10         $     5

Non-cash investing and financing activities:

     During fiscal 1996, 1.19 million shares of Convertible Preferred Stock were converted into 10 million shares of Common Stock. See Note 7 -- Preferred Stock. Additionally, the Company issued Common Stock in conjunction with restricted stock grants and for its matching contributions to the 401(k) plan. See Note
9 -- Employee Benefit Plans.

                           DELL COMPUTER CORPORATION

NOTE 15 -- QUARTERLY RESULTS (UNAUDITED)

     The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The following tables contain selected unaudited Consolidated Statement of Operations and stock price data for each quarter of fiscal 1996 and 1995. All share and per share information has been retroactively restated to reflect the two-for-one split of the Common Stock in October 1995. See Note 8 -- Common Stock. See "Principles of Consolidation" in Note 1 for a discussion regarding the Company's transition to a common reporting date in fiscal 1995 and the impact of such transition on the Company's fourth quarter results for fiscal 1995. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                   FISCAL YEAR 1996
                                                      -------------------------------------------
                                                        4TH          3RD          2ND          1ST
                                                      QUARTER      QUARTER      QUARTER      QUARTER
                                                      -------      -------      -------      -------
                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales...........................................  $ 1,539     $   1,415     $  1,206     $  1,136
Gross margin........................................  $   278     $     290     $    263     $    236
Operating income....................................  $    94     $     104     $     91     $     88
Net income..........................................  $    70     $      75     $     65     $     62
Earnings per common share:
  Primary...........................................  $   .70     $     .75     $    .66     $    .55
  Fully diluted.....................................  $   .70     $     .75     $    .66     $    .53
Weighted average shares used to compute earnings per
  common share:
     Primary........................................     99.4         100.1         98.2         90.5
     Fully diluted..................................     99.8         101.0         99.2         97.5
Stock sales prices per share:
  High..............................................  $49 3/8     $47 13/16     $35 1/16     $27 7/16
  Low...............................................  $23         $31           $24  1/4     $19  3/4

                                                                    FISCAL YEAR 1995
                                                       -------------------------------------------
                                                         4TH         3RD         2ND         1ST
                                                       QUARTER     QUARTER     QUARTER     QUARTER
                                                       -------     -------     -------     -------
                                                          (IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales............................................  $ 1,033     $   884     $   791     $   767
Gross margin.........................................  $   217     $   181     $   170     $   170
Operating income.....................................  $    79     $    59     $    51     $    60
Net income...........................................  $    60     $    41     $    29     $    19
Earnings per common share:
  Primary............................................  $   .68     $   .47     $   .32     $   .21
  Fully diluted......................................  $   .63     $   .43     $   .31     $    --
Weighted average shares used to compute earnings per
  common share:
     Primary.........................................     85.7        84.2        81.2        80.6
     Fully diluted...................................     96.2        95.7        92.1          --
Stock sales prices per share:
  High...............................................  $23 7/8     $22         $15 3/8     $15 1/16
  Low................................................  $18 3/8     $13 3/4     $10 3/4     $ 9 9/16

     Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per common share may not equal the annual earnings per common share.

                                    PART III

     The information called for by Part III of Form 10-K (consisting of Item
10 -- Directors and Executive Officers of the Registrant, Item 11 -- Executive Compensation, Item 12 -- Security Ownership of Certain Beneficial Owners and Management and Item 13 -- Certain Relationships and Transactions) is incorporated by reference from the Company's definitive proxy statement relating to the annual meeting of stockholders to be held in 1996, which definitive proxy statement will be filed with the Securities and Exchange Commission on or before May 28, 1996.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     The following financial statements are filed as a part of this Report under "Item 8 -- Financial Statements and Supplementary Data":

                                                                                        PAGE
                                                                                        ----
     Report of Independent Accountants................................................    25
     Consolidated Statement of Financial Position at January 28, 1996 and
       January 29, 1995...............................................................    26
     Consolidated Statement of Operations for the three fiscal years ended
       January 28, 1996...............................................................    27
     Consolidated Statement of Cash Flows for the three fiscal years ended
       January 28, 1996...............................................................    28
     Consolidated Statement of Stockholders' Equity for the three fiscal years ended
      January 28, 1996................................................................    29
     Notes to Consolidated Financial Statements.......................................    30

FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule is filed as a part of this Report under "Schedule II" immediately preceding the signature page: Schedule
II -- Valuation and Qualifying Accounts for the three fiscal years ended January 28, 1996. All other schedules called for by Form 10-K are omitted because they are not applicable.

EXHIBITS

     The following exhibits are filed as a part of this Report, with each exhibit that consists of or includes a management contract or compensatory plan or arrangement being identified with an "*":

    EXHIBIT NO.                               DESCRIPTION OF EXHIBIT
-------------------- ------------------------------------------------------------------------
        3.1          -- Certificate of Incorporation, dated October 21, 1987 and filed
                        October 22, 1987 (incorporated by reference to Exhibit 3.1 to the
                        Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
                        July 30, 1995, Commission File No. 0-17017)
        3.2          -- Certificate of Amendment to the Certificate of Incorporation, dated
                        May 6, 1988 and filed May 9, 1988 (incorporated by reference to
                        Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
        3.3          -- Certificate of Amendment to the Certificate of Incorporation, dated
                        June 19, 1991 and filed June 21, 1991 (incorporated by reference to
                        Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended July 30, 1995, Commission File No. 0-17017)

    EXHIBIT NO.                               DESCRIPTION OF EXHIBIT
-------------------- ------------------------------------------------------------------------
        3.4          -- Certificate of Amendment to the Certificate of Incorporation, dated
                        June 19, 1992 and filed July 10, 1992 (incorporated by reference to
                        Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
        3.5          -- Certificate of Designation of Series A Convertible Preferred Stock,
                        dated August 24, 1993 and filed August 25, 1993 (incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form
                        10-Q for the fiscal quarter ended July 30, 1995, Commission File No.
                        0-17017)
        3.6          -- Certificate of Correction Filed to Correct Certain Errors in the
                        Certificate of Amendment of Certificate of Incorporation Filed in the
                        Office of the Secretary of State of Delaware on May 9, 1988, and in
                        the Certificate of Amendment of Certificate of Incorporation Filed in
                        the Office of the Secretary of State of Delaware on July 10, 1992,
                        dated April 27, 1994 and filed May 5, 1994 (incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
        3.7          -- Certificate of Amendment to Certificate of Incorporation, dated July
                        31, 1995 and filed August 3, 1995 (incorporated by reference to
                        Exhibit 3.7 to the Company's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
        3.8          -- Certificate of Designations of Series A Junior Participating
                        Preferred Stock, dated November 29, 1995 and filed December 4, 1995
                        (incorporated by reference to Exhibit 3.1 to the Company's Quarterly
                        Report on Form 10-Q for the fiscal quarter ended October 29, 1995,
                        Commission File No. 0-17017)
        3.9          -- Bylaws, dated October 22, 1987 (incorporated by reference to Exhibit
                        3.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
        3.10         -- Amendments to the Bylaws, adopted June 19, 1991 (incorporated by reference to Exhibit 3.9 to the Company's Quarterly Report on Form
                        10-Q for the fiscal quarter ended July 30, 1995, Commission File No.
                        0-17071)
        3.11         -- Amendments to the Bylaws, adopted May 18, 1995 (incorporated by reference to Exhibit 3.10 to the Company's Quarterly Report on Form
                        10-Q for the fiscal quarter ended July 30, 1995, Commission File No.
                        0-17017)
        3.12         -- Amendments to Bylaws, adopted November 29, 1995 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form
                        10-Q for the fiscal quarter ended October 29, 1995, Commission File
                        No. 0-17017)
        3.13         -- Restated Bylaws, as adopted on November 29, 1995 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form
                        10-Q for the fiscal quarter ended October 29, 1995, Commission File
                        No. 0-17017)
        4.1          -- Rights Agreement, dated as of November 29, 1995 (incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q
                        for the fiscal quarter ended October 29, 1995, Commission File No.
                        0-17017)
        4.2          -- Indenture, dated as of August 15, 1993, between the Company and The
                        First National Bank of Boston regarding the Company's 11% Senior
                        Notes Due August 15, 2000 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No.
                        33-69680)

    EXHIBIT NO.                               DESCRIPTION OF EXHIBIT
-------------------- ------------------------------------------------------------------------
        4.3          -- Exchange and Registration Rights Agreement, dated as of August 15,
                        1993, between the Company and the purchasers of the Company's 11%
                        Senior Notes Due August 15, 2000 (incorporated by reference to
                        Exhibit 4.2 to the Company's Registration Statement on Form S-4,
                        Registration No. 33-69680)
       10.1*         -- Dell Computer Corporation 1986 Incentive Stock Option Plan, as
                        amended (incorporated by reference to Exhibit 4c to the Company's
                        Registration Statement on Form S-8, Registration No. 33-24621)
       10.2*         -- Dell Computer Corporation 1987 Incentive Stock Option Plan, as
                        amended (incorporated by reference to Exhibit 4d to the Company's
                        Registration Statement on Form S-8, Registration No. 33-24621)
       10.3*         -- Dell Computer Corporation 1987 Non-qualified Stock Option Plan, as amended, including the UK Scheme (incorporated by reference to
                        Exhibit 4e to the Company's Registration Statement on Form S-8,
                        Registration No. 33-24621)
       10.4*         -- Dell Computer Corporation 1989 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the Company's
                        Annual Report on Form 10-K for the fiscal year ended January 31,
                        1993, Commission File No. 0-17017)
       10.5*         -- Dell Computer Corporation 1993 Stock Option Plan, (incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on
                        Form S-4, Registration No. 33-69680)
       10.6*         -- Dell Computer Corporation Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8,
                        Registration No. 33-54577)
       10.7*         -- First Amendment to Dell Computer Corporation Incentive Plan, dated as of July 21, 1995 (incorporated by reference to Exhibit 10.3 to the
                        Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
                        July 30, 1995, Commission File No. 0-17071)
       10.8*+        -- Second Amendment to Dell Computer Corporation Incentive Plan, dated as of November 29, 1995
       10.9*         -- Dell Computer Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K
                        for the fiscal year ended February 3, 1991, Commission File No.
                        0-17017)
       10.10*+       -- Amendment to Deferred Compensation Plan, adopted on August 25, 1995
       10.11*+       -- Executive Incentive Bonus Plan, adopted March 1, 1995
       10.12         -- Committed Credit Line Agreement, dated as of June 8, 1995, between
                        NationsBank of Texas, N.A. and the Company and certain of its subsidiaries, along with schedule identifying substantially identical agreements and material differences between such other agreements and the agreement filed (incorporated by reference to Exhibit 10.1 to the
                        Company's Quarterly Report on Form 10-Q for the fiscal year ended
                        July 30, 1995, Commission File No. 0-17017)
       10.13         -- Supplement to Schedule of Similar Agreements, listing additional agreements substantially identical to the Committed Credit Line
                        Agreement filed as Exhibit 10.1 to the Company's Quarterly Report on
                        Form 10-Q for the fiscal quarter ended July 30, 1995 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form
                        10-Q for the fiscal quarter ended October 29, 1995, Commission File
                        No. 0-17017)

    EXHIBIT NO.                               DESCRIPTION OF EXHIBIT
-------------------- ------------------------------------------------------------------------
       10.14*        -- Form of Indemnity Agreement between the Company and certain of its officers, directors and key employees (incorporated by reference to
                        Exhibit 10.23 to the Company's Registration Statement on Form S-1,
                        Registration No. 33-21823)
       10.15         -- Lease Agreement, dated January 6, 1989, for Building 12 in Braker
                        Center (incorporated by reference to Exhibit 10s to the Company's
                        Annual Report on Form 10-K for the fiscal year ended January 27,
                        1989, Commission File No. 0-17017)
       10.16         -- Two Amendments to Lease Agreement for Building 12 in Braker Center
                        (incorporated by reference to Exhibit 10.27 to the Company's Annual
                        Report on Form 10-K for the fiscal year ended January 31, 1993,
                        Commission File No. 0-17017)
       10.17*        -- Agreement, dated May 12, 1988, between the Company and Michael S.
                        Dell, along with the Employment Agreement, dated May 3, 1984, between
                        Michael S. Dell and the Company's predecessor (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on
                        Form S-1, Registration No. 33-38991)
       10.18+        -- Receivables Purchase Agreement, dated as of November 21, 1995, between Dell Marketing L.P. (as Seller) and Dell Receivables L.P. (as
                        Purchaser)
       10.19+        -- Receivables Purchase Agreement, dated as of November 21, 1995, between Dell Direct Sales L.P. (as Seller) and Dell Receivables L.P.
                        (as Purchaser)
       10.20+        -- Subordinated Note, dated as of November 30, 1995, payable to Dell
                        Marketing L.P. issued by Dell Receivables L.P.
       10.21+        -- Subordinated Note, dated as of November 30, 1995, payable to Dell
                        Direct Sales L.P. issued by Dell Receivables L.P.
       10.22+        -- Pooling and Servicing Agreement, dated as of November 21, 1995, among
                        Dell Receivables L.P. (as Transferor), Dell USA L.P. (as Servicer)
                        and Norwest Bank Minnesota, National Association (as Trustee)
       10.23+        -- Series 1995-1 Supplement, dated as of November 21, 1995, to the
                        Pooling and Servicing Agreement filed as Exhibit 10.22 to this Report
       10.24+        -- Certificate Purchase Agreement, dated as of November 30, 1995, among
                        Dell Receivables L.P. (as Seller), Corporate Receivables Corporation
                        (as Purchaser), the financial institutions named from time to time therein (as Liquidity Providers), Citibank North America, Inc. (as
                        Program Agent) and Norwest Bank Minnesota, National Association (as
                        Trustee)
       10.25+        -- Parent Undertaking Agreement, dated as of November 21, 1995, executed by the Company
       10.26+        -- Cross-Guarantee Agreement, dated as of November 21, 1995, among Dell
                        Marketing L.P., Dell Direct Sales L.P. and Dell USA L.P.
       10.27*        -- Severance Agreement, dated April 28, 1995, between the Company and L.
                        Scott Flaig (incorporated by reference to Exhibit 10 to the Company's
                        Quarterly Report on Form 10-Q for the fiscal quarter ended April 30,
                        1995, Commission File No. 0-17017)
       10.28*        -- Severance Agreement, dated June 15, 1995, between the Company and
                        Thomas L. Thomas (incorporated by reference to Exhibit 10.2 to the
                        Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
                        July 30, 1995, Commission File No. 0-17017)

    EXHIBIT NO.                               DESCRIPTION OF EXHIBIT
-------------------- ------------------------------------------------------------------------
       11+           -- Statement re Computation of Per Share Earnings
       21+           -- Subsidiaries of the Company
       23+           -- Consent of Price Waterhouse LLP
       27+           -- Financial Data Schedule

---------------

* Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

+ Filed herewith.

REPORTS ON FORM 8-K

     On November 30, 1995, the Company filed a Current Report on Form 8-K, dated November 29, 1995, reporting under Item 5 the adoption by the Board of Directors of a Preferred Share Purchase Rights Plan. A copy of the Rights Agreement, dated November 29, 1995, relating to such Preferred Share Purchase Rights Plan is filed as Exhibit 4.1 to this Report. Such Current Report did not include any financial statements.

                                                                     SCHEDULE II

                           DELL COMPUTER CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                                    BALANCE AT    CHARGED TO    WRITE-OFFS    BALANCE AT
                                                    BEGINNING      BAD DEBT     CHARGED TO      END OF
  FISCAL YEAR              DESCRIPTION              OF PERIOD      EXPENSE      ALLOWANCE       PERIOD
---------------  --------------------------------   ----------    ----------    ----------    ----------
                                                                       (IN MILLIONS)
  1996.........  Allowance for doubtful accounts       $ 26          $ 13          $ 10          $ 29
  1995.........  Allowance for doubtful accounts       $ 26          $  8          $  8          $ 26
  1994.........  Allowance for doubtful accounts       $ 14          $ 13          $  1          $ 26

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DELL COMPUTER CORPORATION

Date: March 25, 1996                        By:      MICHAEL S. DELL
                                               --------------------------------
                                                     Michael S. Dell,
                                                   Chairman of the Board
                                                 and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     NAME                                    TITLE                   DATE
                     ----                                    -----                   ----
                MICHAEL S. DELL                  Chairman of the Board and    March 25, 1996
----------------------------------------------      Chief Executive Officer
                Michael S. Dell                     (principal executive
                                                    officer)

                DONALD J. CARTY                  Director                     March 25, 1996
----------------------------------------------
                Donald J. Carty

            PAUL O. HIRSCHBIEL, JR.              Director                     March 25, 1996
----------------------------------------------
            Paul O. Hirschbiel, Jr.

               MICHAEL H. JORDAN                  Director                    March 25, 1996
----------------------------------------------
               Michael H. Jordan

               GEORGE KOZMETSKY
----------------------------------------------
               George Kozmetsky                   Director                    March 25, 1996

             THOMAS W. LUCE, III                  Director                    March 25, 1996
----------------------------------------------
             Thomas W. Luce, III

                KLAUS S. LUFT                    Director                     March 25, 1996
----------------------------------------------
                Klaus S. Luft

              CLAUDINE B. MALONE                 Director                     March 25, 1996
----------------------------------------------
              Claudine B. Malone

              MICHAEL A. MILES                   Director                     March 25, 1996
----------------------------------------------
              Michael A. Miles

              THOMAS J. MEREDITH                 Senior Vice President --     March 25, 1996
----------------------------------------------      Finance and Information
              Thomas J. Meredith                    Systems and Chief
                                                    Financial Officer
                                                    (principal financial
                                                    officer)

          CATHERINE P. THOMPSON                  Vice President, Corporate    March 25, 1996
----------------------------------------------      Controller (principal
          Catherine P. Thompson                     accounting officer)


                               INDEX TO EXHIBITS



 EXHIBIT
    NO.                             DESCRIPTION OF EXHIBIT
---------- ------------------------------------------------------------------------
    3.1    -- Certificate of Incorporation, dated October 21, 1987 and filed
              October 22, 1987 (incorporated by reference to Exhibit 3.1 to the
              Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
              July 30, 1995, Commission File No. 0-17017)
    3.2    -- Certificate of Amendment to the Certificate of Incorporation, dated
              May 6, 1988 and filed May 9, 1988 (incorporated by reference to
              Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the
              fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
    3.3    -- Certificate of Amendment to the Certificate of Incorporation, dated
              June 19, 1991 and filed June 21, 1991 (incorporated by reference to
              Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the
              fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
    3.4    -- Certificate of Amendment to the Certificate of Incorporation, dated
              June 19, 1992 and filed July 10, 1992 (incorporated by reference to
              Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the
              fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
    3.5    -- Certificate of Designation of Series A Convertible Preferred Stock,
              dated August 24, 1993 and filed August 25, 1993 (incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form
              10-Q for the fiscal quarter ended July 30, 1995, Commission File No.
              0-17017)
    3.6    -- Certificate of Correction Filed to Correct Certain Errors in the
              Certificate of Amendment of Certificate of Incorporation Filed in the
              Office of the Secretary of State of Delaware on May 9, 1988, and in
              the Certificate of Amendment of Certificate of Incorporation Filed in
              the Office of the Secretary of State of Delaware on July 10, 1992,
              dated April 27, 1994 and filed May 5, 1994 (incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the
              fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
    3.7    -- Certificate of Amendment to Certificate of Incorporation, dated July
              31, 1995 and filed August 3, 1995 (incorporated by reference to
              Exhibit 3.7 to the Company's Quarterly Report on Form 10-Q for the
              fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
    3.8    -- Certificate of Designations of Series A Junior Participating
              Preferred Stock, dated November 29, 1995 and filed December 4, 1995
              (incorporated by reference to Exhibit 3.1 to the Company's Quarterly
              Report on Form 10-Q for the fiscal quarter ended October 29, 1995,
              Commission File No. 0-17017)
    3.9    -- Bylaws, dated October 22, 1987 (incorporated by reference to Exhibit
              3.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
    3.10   -- Amendments to the Bylaws, adopted June 19, 1991 (incorporated by reference to Exhibit 3.9 to the Company's Quarterly Report on Form
              10-Q for the fiscal quarter ended July 30, 1995, Commission File No.
              0-17071)


 EXHIBIT
   NO.                              DESCRIPTION OF EXHIBIT
---------- ------------------------------------------------------------------------
    3.11   -- Amendments to the Bylaws, adopted May 18, 1995 (incorporated by reference to Exhibit 3.10 to the Company's Quarterly Report on Form
              10-Q for the fiscal quarter ended July 30, 1995, Commission File No.
              0-17017)
    3.12   -- Amendments to Bylaws, adopted November 29, 1995 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form
              10-Q for the fiscal quarter ended October 29, 1995, Commission File
              No. 0-17017)
    3.13   -- Restated Bylaws, as adopted on November 29, 1995 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form
              10-Q for the fiscal quarter ended October 29, 1995, Commission File
              No. 0-17017)
    4.1    -- Rights Agreement, dated as of November 29, 1995 (incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q
              for the fiscal quarter ended October 29, 1995, Commission File No.
              0-17017)
    4.2    -- Indenture, dated as of August 15, 1993, between the Company and The
              First National Bank of Boston regarding the Company's 11% Senior
              Notes Due August 15, 2000 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No.
              33-69680)
    4.3    -- Exchange and Registration Rights Agreement, dated as of August 15, 1993, between the Company and the purchasers of the Company's 11% Senior
              Notes Due August 15, 2000 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, Registration No.
              33-69680)
   10.1*   -- Dell Computer Corporation 1986 Incentive Stock Option Plan, as
              amended (incorporated by reference to Exhibit 4c to the Company's
              Registration Statement on Form S-8, Registration No. 33-24621)
   10.2*   -- Dell Computer Corporation 1987 Incentive Stock Option Plan, as
              amended (incorporated by reference to Exhibit 4d to the Company's
              Registration Statement on Form S-8, Registration No. 33-24621)
   10.3*   -- Dell Computer Corporation 1987 Non-qualified Stock Option Plan, as amended, including the UK Scheme (incorporated by reference to
              Exhibit 4e to the Company's Registration Statement on Form S-8,
              Registration No. 33-24621)
   10.4*   -- Dell Computer Corporation 1989 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the Company's
              Annual Report on Form 10-K for the fiscal year ended January 31,
              1993, Commission File No. 0-17017)
   10.5*   -- Dell Computer Corporation 1993 Stock Option Plan, (incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on
              Form S-4, Registration No. 33-69680)
   10.6*   -- Dell Computer Corporation Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8,
              Registration No. 33-54577)
   10.7*   -- First Amendment to Dell Computer Corporation Incentive Plan, dated as of July 21, 1995 (incorporated by reference to Exhibit 10.3 to the
              Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
              July 30, 1995, Commission File No. 0-17071)


 EXHIBIT
   NO.                              DESCRIPTION OF EXHIBIT
---------- ------------------------------------------------------------------------
   10.8*+  -- Second Amendment to Dell Computer Corporation Incentive Plan, dated as of November 29, 1995
   10.9*   -- Dell Computer Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K
              for the fiscal year ended February 3, 1991, Commission File No.
              0-17017)
   10.10*+ -- Amendment to Deferred Compensation Plan, adopted on August 25, 1995
   10.11*+ -- Executive Incentive Bonus Plan, adopted March 1, 1995
   10.12   -- Committed Credit Line Agreement, dated as of June 8, 1995, between
              NationsBank of Texas, N.A. and the Company and certain of its subsidiaries, along with schedule identifying substantially identical agreements and material differences between such other agreements and the agreement filed (incorporated by reference to Exhibit 10.1 to the
              Company's Quarterly Report on Form 10-Q for the fiscal year ended
              July 30, 1995, Commission File No. 0-17017)


 EXHIBIT
   NO.                              DESCRIPTION OF EXHIBIT
---------- ------------------------------------------------------------------------
   10.13   -- Supplement to Schedule of Similar Agreements, listing additional agreements substantially identical to the Committed Credit Line
              Agreement filed as Exhibit 10.1 to the Company's Quarterly Report on
              Form 10-Q for the fiscal quarter ended July 30, 1995 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form
              10-Q for the fiscal quarter ended October 29, 1995, Commission File
              No. 0-17017)
   10.14*  -- Form of Indemnity Agreement between the Company and certain of its officers, directors and key employees (incorporated by reference to
              Exhibit 10.23 to the Company's Registration Statement on Form S-1,
              Registration No. 33-21823)
   10.15   -- Lease Agreement, dated January 6, 1989, for Building 12 in Braker
              Center (incorporated by reference to Exhibit 10s to the Company's
              Annual Report on Form 10-K for the fiscal year ended January 27,
              1989, Commission File No. 0-17017)
   10.16   -- Two Amendments to Lease Agreement for Building 12 in Braker Center
              (incorporated by reference to Exhibit 10.27 to the Company's Annual
              Report on Form 10-K for the fiscal year ended January 31, 1993,
              Commission File No. 0-17017)
   10.17*  -- Agreement, dated May 12, 1988, between the Company and Michael S.
              Dell, along with the Employment Agreement, dated May 3, 1984, between
              Michael S. Dell and the Company's predecessor (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on
              Form S-1, Registration No. 33-38991)
   10.18+  -- Receivables Purchase Agreement, dated as of November 21, 1995, between Dell Marketing L.P. (as Seller) and Dell Receivables L.P. (as
              Purchaser)
   10.19+  -- Receivables Purchase Agreement, dated as of November 21, 1995, between Dell Direct Sales L.P. (as Seller) and Dell Receivables L.P.
              (as Purchaser)
   10.20+  -- Subordinated Note, dated as of November 30, 1995, payable to Dell
              Marketing L.P. issued by Dell Receivables L.P.
   10.21+  -- Subordinated Note, dated as of November 30, 1995, payable to Dell
              Direct Sales L.P. issued by Dell Receivables L.P.
   10.22+  -- Pooling and Servicing Agreement, dated as of November 21, 1995, among
              Dell Receivables L.P. (as Transferor), Dell USA L.P. (as Servicer)
              and Norwest Bank Minnesota, National Association (as Trustee)
   10.23+  -- Series 1995-1 Supplement, dated as of November 21, 1995, to the
              Pooling and Servicing Agreement filed as Exhibit 10.22 to this Report
   10.24+  -- Certificate Purchase Agreement, dated as of November 21, 1995, among
              Dell Receivables L.P. (as Seller), Corporate Receivables Corporation
              (as Purchaser), the financial institutions named from time to time therein (as Liquidity Providers), Citibank North America, Inc. (as
              Program Agent) and Norwest Bank Minnesota, National Association (as
              Trustee)


 EXHIBIT
   NO.                              DESCRIPTION OF EXHIBIT
---------- ------------------------------------------------------------------------
   10.25+  -- Parent Undertaking Agreement, dated as of November 30, 1995, executed by the Company
   10.26+  -- Cross-Guarantee Agreement, dated as of November 30, 1995, among Dell
              Marketing L.P., Dell Direct Sales L.P. and Dell USA L.P.
   10.27*  -- Severance Agreement, dated April 28, 1995, between the Company and L.
              Scott Flaig (incorporated by reference to Exhibit 10 to the Company's
              Quarterly Report on Form 10-Q for the fiscal quarter ended April 30,
              1995, Commission File No. 0-17017)
   10.28*  -- Severance Agreement, dated June 15, 1995, between the Company and
              Thomas L. Thomas (incorporated by reference to Exhibit 10.2 to the
              Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
              July 30, 1995, Commission File No. 0-17017)
   11+     -- Statement re Computation of Per Share Earnings
   21+     -- Subsidiaries of the Company
   23+     -- Consent of Price Waterhouse LLP
   27+     -- Financial Data Schedule


---------------

* Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

+ Filed herewith.