Form 10-Q
period 1996-04-28
DELL COMPUTER CORP
filed 1996-06-06
CIK 826083

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


                 FOR THE QUARTERLY PERIOD ENDED APRIL 28, 1996


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

   AS OF JUNE 4, 1996, 89,646,697 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.


================================================================================

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                           DELL COMPUTER CORPORATION

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                        (in millions, except share data)
                                  (unaudited)


                                     ASSETS

                                                                           April 28,       January 28,
                                                                             1996             1996
                                                                          ----------      -----------
  Current assets:
    Cash    . . . . . . . . . . . . . . . . . . . . . . . . . . .         $       66       $       55
    Marketable securities   . . . . . . . . . . . . . . . . . . .                787              591
    Accounts receivable, net    . . . . . . . . . . . . . . . . .                778              726
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . .                252              429
    Other current assets    . . . . . . . . . . . . . . . . . . .                147              156
                                                                          ----------       ----------
           Total current assets   . . . . . . . . . . . . . . . .              2,030            1,957
  Property, plant and equipment, net  . . . . . . . . . . . . . .                198              179
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .                 12               12
                                                                          ----------       ----------
                                                                          $    2,240       $    2,148
                                                                          ==========       ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable    . . . . . . . . . . . . . . . . . . . . .         $      609       $      466
    Accrued and other liabilities   . . . . . . . . . . . . . . .                396              473
                                                                          ----------       ----------
          Total current liabilities . . . . . . . . . . . . . . .              1,005              939
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .                113              113
  Deferred profit on warranty contracts   . . . . . . . . . . . .                153              116
  Other liabilities   . . . . . . . . . . . . . . . . . . . . . .                  7                7
  Commitments and contingencies   . . . . . . . . . . . . . . . .                 --               --
                                                                          ----------       ----------
           Total liabilities    . . . . . . . . . . . . . . . . .              1,278            1,175
                                                                          ----------       ----------
  Put options   . . . . . . . . . . . . . . . . . . . . . . . . .                172               --
                                                                          ----------       ----------
  Stockholders' equity:
    Preferred stock and capital in excess of $.01 par value; shares authorized:  5,000,000; shares issued and outstanding:
       60,000 . . . . . . . . . . . . . . . . . . . . . . . . . .                  6                6
    Common stock and capital in excess of $.01 par value; shares authorized:  300,000,000; shares issued: 93,702,883 and
       93,446,607, respectively   . . . . . . . . . . . . . . . .                261              430
    Retained earnings   . . . . . . . . . . . . . . . . . . . . .                652              570
    Common treasury stock, at cost:  3,278,580 shares   . . . . .               (100)              --
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .                (29)             (33)
                                                                           ---------       ----------
           Total stockholders' equity   . . . . . . . . . . . . .                790              973
                                                                           ---------       ----------
                                                                           $   2,240       $    2,148
                                                                           =========       ==========


            The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (in millions, except per share data)
                                  (unaudited)


                                                                              Three Months Ended
                                                                        ---------------------------
                                                                        April 28,         April 30,
                                                                           1996             1995
                                                                       -----------      -----------
  Net sales   . . . . . . . . . . . . . . . . . . . . . . . . . .      $     1,638      $     1,136
  Cost of sales   . . . . . . . . . . . . . . . . . . . . . . . .            1,319              900
                                                                       -----------      -----------
    Gross margin    . . . . . . . . . . . . . . . . . . . . . . .              319              236
                                                                       -----------      -----------
  Operating expenses:
    Selling, general and administrative   . . . . . . . . . . . .              182              127
    Research, development and engineering   . . . . . . . . . . .               25               21
                                                                       -----------      -----------
       Total operating expenses   . . . . . . . . . . . . . . . .              207              148
                                                                       -----------      -----------
       Operating income   . . . . . . . . . . . . . . . . . . . .              112               88
  Financing and other income (expense), net   . . . . . . . . . .                4               (1)
                                                                       -----------      -----------
    Income before income taxes    . . . . . . . . . . . . . . . .              116               87
  Provision for income taxes  . . . . . . . . . . . . . . . . . .               34               25
                                                                       -----------      -----------
    Net income    . . . . . . . . . . . . . . . . . . . . . . . .               82               62
  Preferred stock dividends   . . . . . . . . . . . . . . . . . .               --               12
                                                                       -----------      -----------
  Net income available to common stockholders   . . . . . . . . .      $        82      $        50
                                                                       ===========      ===========
  Earnings per common share:
    Primary   . . . . . . . . . . . . . . . . . . . . . . . . . .      $      0.84      $      0.55
                                                                       ===========      ===========
    Fully diluted   . . . . . . . . . . . . . . . . . . . . . . .      $      0.84      $      0.53
                                                                       ===========      ===========

            The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in millions)
                                  (unaudited)

                                                                               Three Months Ended
                                                                         ----------------------------
                                                                           April 28,        April 30,
                                                                             1996            1995
                                                                         ----------        ----------
  Cash flows from operating activities:
    Net income    . . . . . . . . . . . . . . . . . . . . . . . .        $       82        $       62
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . .                10                 9
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . .                 3                --
    Changes in:
       Operating working capital  . . . . . . . . . . . . . . . .               203               (63)
       Non-current assets and liabilities   . . . . . . . . . . .                36                 2
                                                                         ----------        ----------
           Net cash provided by operating activities    . . . . .               334                10
                                                                         ----------        ----------
  Cash flows from investing activities:
    Marketable securities:
       Purchases  . . . . . . . . . . . . . . . . . . . . . . . .            (1,851)           (1,191)
       Maturities and other redemptions   . . . . . . . . . . . .             1,445             1,253
       Sales  . . . . . . . . . . . . . . . . . . . . . . . . . .               209                 2
    Capital expenditures    . . . . . . . . . . . . . . . . . . .               (31)              (14)
                                                                         ----------        ----------
           Net cash (used in) provided by investing activities                 (228)               50
                                                                         ----------        ----------
  Cash flows from financing activities:
    Preferred stock dividends paid    . . . . . . . . . . . . . .                --               (13)
    Issuance of common stock under employee plans   . . . . . . .                 4                 7
    Purchases of treasury stock   . . . . . . . . . . . . . . . .              (100)               --
                                                                         ----------        ----------
           Net cash used in financing activities    . . . . . . .               (96)               (6)
                                                                         ----------        ----------
  Effect of exchange rate changes on cash   . . . . . . . . . . .                 1                (2)
                                                                         ----------        ----------
  Net increase in cash  . . . . . . . . . . . . . . . . . . . . .                11                52
  Cash at beginning of period   . . . . . . . . . . . . . . . . .                55                43
                                                                         ----------        ----------
  Cash at end of period   . . . . . . . . . . . . . . . . . . . .        $       66        $       95
                                                                         ==========        ==========

            The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 -- BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Dell Computer Corporation (the "Company") should be read in conjunction with the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position of Dell Computer Corporation and its consolidated subsidiaries at April 28, 1996 and January 28, 1996 and the results of their operations for the three-month periods ended April 28, 1996 and April 30, 1995. All share and per share information for fiscal 1996 has been retroactively restated to reflect the two-for-one common stock split which took place during the third quarter of fiscal 1996.

NOTE 2 -- STOCK REPURCHASE PROGRAM

          On February 22, 1996, the Company announced a stock repurchase program under which the Company may purchase up to 12 million shares of common stock in open market or private transactions. On May 29, 1996, the Company announced that the maximum number of shares that may be repurchased under the program has been increased from 12 million to 16 million. The repurchase program is intended to offset the dilutive effect of shares issued to employees under the Company's stock-based employee benefit plans. The total number of shares to be purchased will be based on several factors, including the level of stock issuances pursuant to employee awards, the price of the common stock and other general market conditions. The Company may also utilize equity options as part of the repurchase program.

         During the first quarter of fiscal 1997, the Company repurchased a total of 3.3 million shares of common stock under the repurchase program, for an aggregate purchase price of $100 million (average cost of $30.50 per share). All such shares were purchased in open market transactions, with the total of the purchases shown as common treasury stock.

         In addition, during the first quarter of fiscal 1997, the Company entered into equity "collar" arrangements with respect to an aggregate of 5.3 million additional shares of common stock by selling put options (which entitle the holder of the option to sell shares of common stock to the Company at a specified price) and purchasing call options (which entitle the Company to purchase shares of common stock from the holder of the option at a specified price). The premiums received with respect to the equity options totaled $29 million and equaled the premiums paid. Consequently, there was no exchange of cash. The put and call options give the Company the choice of net cash settlement or settlement in additional shares of common stock. The put prices range from $29.36 to $34.62 per share, while the call prices range from $32.30 to $38.43 per share. For most of the options, the call price may be increased if the per-share market price of the common stock at the time of exercise exceeds a specified price. Each option is exercisable only at expiration, and the expiration dates range from September 3, 1996, to March 25, 1997. The potential cost of repurchasing the shares subject to these option arrangements ranges from $172 million (average put cost of $32.52 per share) to $193 million (average call cost of $36.48 per share), not taking into account any increase in the call prices described above. The Company's $172 million potential repurchase obligation under the put options at April 28, 1996 has been reclassified from stockholders' equity to put options. The put options did not have a materially dilutive effect on earnings per common share for the first quarter of fiscal 1997.

         From the end of the first quarter of fiscal 1997 through June 3, 1996, the Company repurchased 1.1 million additional shares of common stock in open market transactions for an aggregate purchase price of $56 million (average cost of $53.48 per share).

NOTE 3 -- OFFER TO REPURCHASE DEBT

         On May 23, 1996, the Company commenced a tender offer to purchase the entire $100 million principal amount of its outstanding 11% Senior Notes Due August 15, 2000 (the "Senior Notes"). The purchase price will be determined by reference to a fixed spread of 0.90% over the yield to maturity of the U.S. Treasury 5.875% notes due August 15, 1998 (the earliest date on which the Senior Notes may be redeemed by the Company in accordance with their terms) at 3:30 p.m., New York City time, on June 7, 1996, plus accrued and unpaid interest on the Senior Notes to, but not including, the date of payment. The tender offer will expire at 12:00 midnight, New York City time, on June 21, 1996, unless extended or earlier terminated by the Company. The Company will purchase the Senior Notes using currently available cash and marketable securities. The retirement of the Senior Notes prior to their maturity would result in a one-time after-tax extraordinary charge of approximately $12 million, assuming all of the outstanding Senior Notes are purchased. The Company expects to conclude the tender offer during the second quarter and record the charge at that time. The charge includes the estimated premium to be paid in conjunction with the tender offer, the market value of the interest rate swap agreements related to the Senior Notes and unamortized debt issuance costs. At the end of the first quarter of fiscal 1997 and the fourth quarter of fiscal 1996, the Company had outstanding receive fixed/pay floating interest rate swaps with an aggregate notional amount of $100 million offset by receive floating/pay fixed interest rate swaps with an aggregate notional amount of $100 million. The weighted average interest rate on the Senior Notes, adjusted by the swaps, was 13.8% for the first quarter of both fiscal 1997 and fiscal 1996. These offsetting interest rate swap agreements, which mature on August 15, 1998, will have no further financial statement impact relating to changes in fair market value.


NOTE 4 -- COMMITMENTS AND CONTINGENCIES

          The Company has been named as a defendant in approximately 30 repetitive stress injury lawsuits, most of which are in New York state courts or United States District Courts for the New York City area. Several are in state courts in New Jersey. One is in the Federal District Court for the Eastern District of Pennsylvania, and one is in Federal District Court in Kansas. Four cases have been dismissed; the remainder are at various stages of the process leading to trial. The allegations in all of these lawsuits are similar. Each plaintiff alleges that he or she suffers from symptoms generally known as "repetitive stress injury," which allegedly were caused by the design or manufacture of the keyboard supplied with the computer the plaintiff used. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The suits naming the Company are just a few of many lawsuits of this type that have been filed, often naming Apple, Atex, Compaq, IBM, Keytronic and other major suppliers of keyboard products. The Company currently is not able to predict the outcome of these suits. It is possible that the Company may be named in additional suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. However, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company's financial condition or results of operations.

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

NOTE 5 -- EARNINGS PER COMMON SHARE

         Primary earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares and common stock equivalents (if dilutive) outstanding during each period. Common stock equivalents include stock options. The Series A Convertible Preferred Stock (the "Convertible Preferred Stock") is not a common stock equivalent for purposes of computing earnings per common share. The number of common stock equivalents outstanding is computed using the treasury stock method. Shares used in the calculation of fully diluted earnings per common share have been adjusted for the assumed conversion of all of the Company's outstanding Convertible Preferred Stock.

NOTE 6 -- SUPPLEMENTAL FINANCIAL INFORMATION (in millions)

Supplemental Condensed Consolidated Statement of Financial Position
Information:

                                                                        April 28,           January 28,
                                                                          1996                1996
                                                                     ---------------     ----------------
 Inventories:
   Production materials    . . . . . . . . . . . . . . . . . . .     $           207     $            390
   Work-in-process and finished goods    . . . . . . . . . . . .                  45                   39
                                                                     ---------------     ----------------
                                                                     $           252     $            429
                                                                     ===============     ================
 Accrued and other liabilities:
   Royalties and licensing   . . . . . . . . . . . . . . . . . .     $            21     $             51
   Accrued compensation    . . . . . . . . . . . . . . . . . . .                  49                   52
   Accrued warranty costs    . . . . . . . . . . . . . . . . . .                  83                   78
   Taxes other than income taxes   . . . . . . . . . . . . . . .                  64                   76
   Deferred profit on warranty contracts   . . . . . . . . . . .                  78                   67
   Book overdrafts   . . . . . . . . . . . . . . . . . . . . . .                   2                   59
   Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .                  99                   90
                                                                     ---------------     ----------------
                                                                     $           396     $            473
                                                                     ===============     ================

Supplemental Condensed Consolidated Statement of Income Information:

                                                                            Three Months Ended
                                                                   ------------------------------------
                                                                      April  28,           April  30,
                                                                          1996                1995
                                                                   -----------------    ---------------
 Financing and other income (expense), net:
    Investment income, net .....................................   $               7    $             5
    Interest expense ...........................................                  (3)                (4)
    Foreign currency transactions...............................                   1                 (1)
    Other.......................................................                  (1)                (1)
                                                                   -----------------    ---------------
                                                                   $               4    $            (1)
                                                                   =================    ===============

 Weighted average shares used to compute earnings per common share:
        Primary.................................................                97.4               90.5
                                                                   =================    ===============
        Fully diluted...........................................                98.4               97.5
                                                                   =================    ===============



Supplemental Condensed Consolidated Statement of Cash Flows Information:


                                                                             Three Months Ended
                                                                   ------------------------------------
                                                                       April 28,            April 30,
                                                                          1996                 1995
                                                                   -----------------    ---------------
 Changes in operating working capital accounts:
   Accounts receivable, net    . . . . . . . . . . . . . . . . .   $             (53)   $           (25)
   Inventories   . . . . . . . . . . . . . . . . . . . . . . . .                 177                (42)
   Accounts payable    . . . . . . . . . . . . . . . . . . . . .                 141                  8
   Accrued and other liabilities   . . . . . . . . . . . . . . .                 (80)                (8)
   Other, net    . . . . . . . . . . . . . . . . . . . . . . . .                  18                  4
                                                                   -----------------    ---------------
                                                                   $             203    $           (63)
                                                                   =================    ===============

 Changes in non-current assets and liabilities:
   Other assets    . . . . . . . . . . . . . . . . . . . . . . .   $              --    $             1
   Other liabilities   . . . . . . . . . . . . . . . . . . . . .                  36                  1
                                                                   -----------------    ---------------
                                                                   $              36    $             2
                                                                   =================    ===============



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three-month period ended April 28, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year. The conversion of shares of Series A Convertible Preferred Stock into common stock during the first quarter of fiscal 1996, discussed more fully in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, had the effect of reducing primary earnings per common share by $0.14 for the first quarter of fiscal 1996.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of consolidated net sales represented by certain items in the Company's condensed consolidated statement of income.

                                                             Percentage of Consolidated Net Sales
                                                     ----------------------------------------------------
                                                                     Three Months Ended
                                                     ----------------------------------------------------
                                                     April 28,            April 30,           January 28,
                                                       1996                 1995                 1996
                                                     ---------            ---------           -----------
  Net sales:
    Americas   . . . . . . . . . . . . . . .           65.1%                62.2%                64.5%
    Europe   . . . . . . . . . . . . . . . .           28.5                 30.7                 30.0
    Asia Pacific and Japan   . . . . . . . .            6.4                  7.1                  5.5
                                                      -----                -----                -----
       Consolidated net sales  . . . . . . .          100.0                100.0                100.0
  Cost of sales  . . . . . . . . . . . . . .           80.5                 79.2                 81.9
                                                      -----                -----                -----
       Gross margin  . . . . . . . . . . . .           19.5                 20.8                 18.1
  Operating expenses:
    Selling, general and administrative  . .           11.1                 11.3                 10.5
    Research, development and engineering  .            1.5                  1.8                  1.5
                                                      -----                -----                -----
       Total operating expenses  . . . . . .           12.6                 13.1                 12.0
                                                      -----                -----                -----
       Operating income  . . . . . . . . . .            6.9                  7.7                  6.1
  Financing and other income (expense), net             0.2                 (0.1)                 0.3
                                                      -----                -----                -----
    Income before income taxes   . . . . . .            7.1                  7.6                  6.4
  Provision for income taxes   . . . . . . .            2.1                  2.2                  1.9
                                                      -----                -----                -----
    Net income   . . . . . . . . . . . . . .            5.0                  5.4                  4.5
  Preferred stock dividends  . . . . . . . .             --                  1.0                   --
                                                      -----                -----                -----
  Net income available to common
      stockholders . . . . . . . . . . . . .            5.0%                 4.4%                 4.5%
                                                      =====                =====                =====



         Net Sales. The first quarter of fiscal 1997 marked the Company's ninth consecutive quarter of sequential growth in consolidated net sales. Consolidated net sales in the first quarter of fiscal 1997 increased 44% and 6%, respectively, over the first and fourth quarters of fiscal 1996. The increase in consolidated net sales in the first quarter of fiscal 1997 over the comparable quarter of the prior fiscal year was due primarily to increased unit sales, up 43%, reflecting strong demand for the Company's desktop products and its Latitude(TM) family of notebook computers.

         Net sales grew in all geographic regions in the first quarter of fiscal 1997 as compared with both the first and the fourth quarters of fiscal 1996. Growth in net sales in the first quarter of fiscal 1997, as compared with the first quarter of fiscal 1996, was led by the Americas, where net sales increased 51%. After taking into account the results of the Company's foreign currency hedging activities, consolidated net sales (expressed in United States dollars) were not significantly affected in the first quarter of fiscal 1997 as a result of fluctuations in foreign currency exchange rates from the comparable quarter of the prior fiscal year.

         The mix of the Company's business between sales to major accounts (consisting of sales to major corporate, government, medical and education accounts and value-added resellers) and sales to small-to-medium businesses and individuals shifted during the first quarter of fiscal 1997, with sales to small-to-medium businesses and individuals representing 39% of consolidated net sales in the first quarter of fiscal 1997, compared with 37% and 42% in the first and fourth quarters of fiscal 1996, respectively.

         At April 28, 1996, backlog was $118 million, compared with $136 million and $102 million at the end of the first and fourth quarters, respectively, of fiscal 1996. The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that the backlog at any point in time will translate into sales in any subsequent period, particularly in light of the Company's policy of allowing customers to cancel or reschedule orders without penalty prior to commencement of manufacturing.

         Gross Margin. Gross margin increased $83 million in the first quarter of fiscal 1997 from the comparable quarter of the prior fiscal year. However, the Company's gross margin as a percentage of consolidated net sales in the first quarter of fiscal 1997 was 19.5%, down from 20.8% in the first quarter of fiscal 1996. The decline in gross margin percentage from the first quarter of fiscal 1996 was due primarily to a more competitive pricing environment in Japan and Europe, the Company's more aggressive pricing in Europe and a relatively higher mix of sales to small-to-medium businesses and individuals, which generally carry lower margins. In addition to these negative impacts on gross margin, royalties increased as a percentage of consolidated net sales, primarily due to increased software royalty costs.

         Gross margin increased $41 million from the fourth quarter of fiscal 1996 to the first quarter of fiscal 1997, and gross margin as a percentage of consolidated net sales increased from 18.1% in the fourth quarter of fiscal 1996 to 19.5% in the first quarter of fiscal 1997. The fourth quarter gross margin was adversely impacted by the Company's problematic product transition involving certain of its OptiPlex(TM) desktop products. The increase in gross margin percentage from the fourth quarter of fiscal 1996 was primarily the result of component cost declines and a relatively lower mix of sales to small-to-medium businesses and individuals, which generally carry lower margins, in the first quarter of fiscal 1997 than in the fourth quarter of fiscal 1996. During the first quarter of fiscal 1997 the Company improved its inventory position, reducing its days in inventory from 31 days at the end of fiscal 1996 to 17 days at the end of the first quarter of fiscal 1997. This significant improvement in inventory position enabled the Company to capitalize on declining component costs, such as memory chips. These positive impacts on gross margin were partially offset by pricing actions taken during the first quarter of fiscal 1997 as a result of the component cost declines.

         Operating Expenses. The Company's goal is to manage operating expenses, over time, in relation to gross margin. Over the last year, the Company has continued to increase staffing worldwide to meet the demands of its growth and to expand its international presence, resulting in increased compensation-related expenses. The Company has also increased spending related to its key global information systems project, which it began in late fiscal 1995 and expects to complete in fiscal 1999. The increase in these infrastructure expenditures, in addition to greater spending for advertising and promotion, resulted in an increase in selling, general and administrative expenses of 42% in the first quarter of fiscal 1997 from the comparable quarter of the prior fiscal year. However, selling, general and administrative expenses as a percentage of consolidated net sales decreased slightly to 11.1% in first quarter of fiscal 1997 from 11.3% in the first quarter of fiscal 1996.

         Over the last year, the Company has increased headcount to support increased product development activities and improved quality and time-to-market of its products, resulting in increased compensation-related expenses. The Company has also increased the use of prototypes to improve the quality of its products, resulting in increased development costs. These activities resulted in an increase in research, development and engineering expenses of 21% in the first quarter of fiscal 1997 over the first quarter of fiscal 1996. Research, development and engineering expenses as a percentage of consolidated net sales, however, decreased to 1.5% in the first quarter of fiscal 1997 from 1.8% in the first quarter of fiscal 1996.

         The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. However, the Company will continue to invest in information systems and infrastructure to manage and support its growth. As discussed above, the Company is currently investing in a key global information systems project, which it expects to complete in fiscal 1999.

         Financing and Other Income (Expense), Net.   The increase in financing
and other income (expense), net in the first quarter of fiscal 1997 from the comparable quarter of the prior fiscal year was primarily due to increased investment income in the first quarter of fiscal 1997. See Note 6 of Notes to Condensed Consolidated Financial Statements for detail regarding financing and other income (expense), net.

         Income Tax. The Company's effective tax rate was 29% for both the first quarter of fiscal 1997 and the first quarter of fiscal 1996.

HEDGING ACTIVITIES

       The results of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the United States dollar. Consequently, the Company conducts a foreign currency hedging program to reduce its exposure to the risk that the dollar-value equivalent of anticipated cash flows will be adversely affected by changes in foreign currency exchange rates. The Company uses foreign currency purchased option contracts and forward contracts in an effort to reduce its exposure to currency fluctuations involving anticipated, but not firmly committed, transactions and transactions with firm foreign currency commitments. For a discussion regarding how the results of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. dollar and a discussion regarding the Company's hedging program, including the accounting for transactions conducted under such program, see
Note 1 and Note 4 included in "Item 8 -- Financial Statements and Supplementary Data" and "Hedging Activities" in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996.

         At April 28, 1996 and January 28, 1996, the Company held purchased option contracts that were designated and effective as hedges of probable anticipated sales by international subsidiaries and intercompany shipments with a total notional amount of $962 million and $714 million, respectively, and a combined net realized and unrealized deferred gain (loss) of $1 million and ($5) million, respectively. Relative to probable anticipated foreign currency denominated purchases, the Company closed all option contracts that were designated and effective as hedges during the fourth quarter of fiscal 1996 and did not enter into any such option contracts during the first quarter of fiscal 1997. Forward contracts designated to hedge foreign currency transaction exposures of $176 million and $365 million were outstanding at April 28, 1996 and January 28, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities for the first quarter of fiscal 1997 of $334 million represented the Company's primary source of cash during the quarter and benefited substantially from the decline in the inventory level during the quarter, which resulted from tighter inventory management and declining component costs. Working capital totaled $1,025 million at April 28, 1996 compared with $1,018 million at January 28, 1996. Days in accounts receivable at the end of the first quarter of fiscal 1997 increased slightly to 43 days from 42 days at the end of fiscal 1996. Days in accounts payable increased to 42 days at the end of the first quarter of fiscal 1997 from 33 days at the end of fiscal 1996. Days in inventory decreased significantly to 17 days at the end of the first quarter of fiscal 1997 from 31 days at the end of fiscal 1996.

         The Company's capital expenditures of $31 million during the first quarter of fiscal 1997 were primarily to construct facilities, to acquire information systems (principally hardware and third-party software licenses) and to acquire personal computer office equipment. Capital expenditures for fiscal 1997 are expected to be approximately $120 million, relating primarily to the construction of facilities, the acquisition of information systems and the acquisition of computer equipment for internal use. The Company believes that its cash and marketable securities and cash flows from operating activities will be adequate to fund its planned fiscal 1997 capital expenditures.

         During the first quarter of fiscal 1997, the Company announced a stock repurchase program and repurchased a total of 3.3 million shares of common stock under such program for an aggregate purchase price of $100 million. For further discussion regarding the Company's stock repurchase program, including activity conducted under the program, see Note 2 of Notes to Condensed Consolidated Financial Statements.

         On May 23, 1996, the Company commenced a tender offer to purchase the entire $100 million principal amount of its outstanding 11% Senior Notes. The retirement of the Senior Notes prior to their maturity would result in a one-time after-tax extraordinary charge of approximately $12 million, assuming all of the outstanding Senior Notes are purchased. The Company expects to conclude the tender offer during the second quarter and record the charge at that time. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion regarding the tender offer.

         The Company has a series of line of credit facilities, each of which bears interest at a defined Base Rate or Eurocurrency Rate and has a covenant based on quarterly maintenance of net worth. Maximum aggregate amounts available under these credit facilities are limited to $200 million less the aggregate of outstanding letters of credit under these facilities. During the commitment period, the Company is obligated to pay a fee on the unused portion of the credit facilities. Facilities with respect to $150 million expire on June 6, 1996, and facilities with respect to the remaining $50 million expire on September 6, 1996. The Company is currently in the process of negotiating a revolving credit facility to replace the series of line of credit facilities and expects to complete this transaction during the second quarter. No borrowings were outstanding under the series of line of credit facilities as of April 28,1996, and the maximum available totaled $196 million.

         In November 1995, several of the Company's subsidiaries entered into a transaction pursuant to which Dell Receivables L.P. ("Dell Receivables"), a newly-formed wholly-owned subsidiary of the Company, purchases certain accounts receivable and related assets from other Company subsidiaries and in turn transfers such accounts receivable and related assets to the Dell Trade Receivable Master Trust (the "Master Trust"). The Master Trust will issue certificates evidencing fractional undivided interests therein, which certificates may be sold to investors. This arrangement gives Dell Receivables the ability to raise up to $150 million through the sale of certificates of interest in the Master Trust. Dell Receivables is obligated to pay a commitment fee on the unused portion of the facility. At April 28, 1996, this facility was unused.

         The Company's commitments to use cash include its potential obligation under the tender offer for the outstanding Senior Notes, the repayment of the portion, if any, of the Senior Notes not purchased pursuant to the tender offer, the repayment of the outstanding balance of a $14 million secured loan, the payment of operating lease commitments and the Company's potential obligation under its stock repurchase program.

         Management believes that sufficient resources will be available to meet the Company's cash requirements through at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

         Statements in this Report that relate to future results or events are based on the Company's current expectations. There are many factors that affect the Company's business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired. These factors include general economic and business conditions; the level of demand for personal computers; the level and intensity of competition in the personal computer industry and the pricing pressures that may result; the ability of the Company to timely and effectively manage periodic product transitions and component availability; the ability of the Company to develop new products based on new or evolving technology and the market's acceptance of those products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period; and the Company's ability to continue to improve its infrastructure (including personnel and systems) to keep pace with the growth in its overall business activities. For a discussion of these and other factors affecting the Company's business and prospects, see "Item 1 -- Business -- Factors
Affecting the Company's Business and Prospects" in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996.

         The computer industry is characterized by continuing improvements in technology, which result in the frequent introduction of new products, short product life cycles and continual improvement in product price/performance characteristics. Achieving a successful product transition is one of the biggest challenges facing computer companies, and the Company anticipates several significant product transitions during the remainder of fiscal 1997. Although the Company has instituted several refinements to its internal processes in an attempt to avoid the types of product transition problems it experienced during the fourth quarter of fiscal 1996, there can be no assurance that the Company will not experience similar problems in the upcoming product transitions. A failure on the part of the Company to effectively manage the periodic transitions will directly affect the demand for the Company's products and the profitability of the Company's operations.

         The Company's ability to maintain a low inventory level and achieve a high number of inventory turns is dependent on many factors, including market demand for the Company's products and the price and availability of component supplies. Some of these factors are beyond the Company's control. Although the Company was successful in managing its inventory level to optimal levels during the first quarter of fiscal 1997, there can be no assurance that the Company will be able to achieve similar success in future periods.

                         PART II  --  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company has been named as a defendant in approximately 30 repetitive stress injury lawsuits, most of which are in New York state courts or United States District Courts for the New York City area. Several are in state courts in New Jersey. One is in the Federal District Court for the Eastern District of Pennsylvania, and one is in Federal District Court in Kansas. Four cases have been dismissed; the remainder are at various stages of the process leading to trial. The allegations in all of these lawsuits are similar. Each plaintiff alleges that he or she suffers from symptoms generally known as "repetitive stress injury," which allegedly were caused by the design or manufacture of the keyboard supplied with the computer the plaintiff used. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The suits naming the Company are just a few of many lawsuits of this type that have been filed, often naming Apple, Atex, Compaq, IBM, Keytronic and other major suppliers of keyboard products. The Company currently is not able to predict the outcome of these suits. It is possible that the Company may be named in additional suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. However, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company's financial condition or results of operations.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         The following exhibits are filed as a part of this Report:

Exhibit No.                                   Description of Exhibit
- -----------                                   ----------------------
   10           Severance Agreement, dated March 28, 1996, between the Company and Richard N. Snyder
   11           Statement Re Computation of Per Share Earnings
   27           Financial Data Schedule



(b)      Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the fiscal quarter to which this Report relates. On May 23, 1996, the Company filed a Current Report on Form 8-K reporting under Item 5 the commencement by the Company of a tender offer for the entire $100 million principal amount of its 11% Senior Notes Due August 15, 2000.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DELL COMPUTER CORPORATION


June 5, 1996
                                      /s/  Catherine P. Thompson
                                      ------------------------------
                                          Catherine P. Thompson
                                      Vice President, Corporate Controller
                                      (On behalf of the registrant and as chief
                                               accounting officer)

                              INDEX TO EXHIBITS

Exhibit No.                                         Description of Exhibit
- -----------                                         ----------------------
   10           Severance Agreement, dated March 28, 1996, between the Company and Richard N. Snyder
   11           Statement Re Computation of Per Share Earnings
   27           Financial Data Schedule