Form 10-Q
period 1996-07-28
DELL COMPUTER CORP
filed 1996-09-06
CIK 826083

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


                  FOR THE QUARTERLY PERIOD ENDED JULY 28, 1996


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

   AS OF SEPTEMBER 4, 1996, 90,063,822 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.




================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           DELL COMPUTER CORPORATION

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                  ASSETS
                                                                           JULY 28,         JANUARY 28,
                                                                             1996               1996
                                                                         ------------      -------------
  Current assets:
    Cash    . . . . . . . . . . . . . . . . . . . . . . . . . . .        $         46      $          55
    Marketable securities   . . . . . . . . . . . . . . . . . . .                 910                591
    Accounts receivable, net    . . . . . . . . . . . . . . . . .                 828                726
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . .                 204                429
    Other current assets    . . . . . . . . . . . . . . . . . . .                 153                156
                                                                         ------------      -------------
           Total current assets   . . . . . . . . . . . . . . . .               2,141              1,957
  Property, plant and equipment, net  . . . . . . . . . . . . . .                 212                179
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .                  11                 12
                                                                         ------------      -------------
                                                                         $      2,364      $       2,148
                                                                         ============      =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable    . . . . . . . . . . . . . . . . . . . . .        $        709      $         466
    Accrued and other liabilities   . . . . . . . . . . . . . . .                 463                473
                                                                         ------------      -------------
           Total current liabilities    . . . . . . . . . . . . .               1,172                939
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .                  13                113
  Deferred profit on warranty contracts   . . . . . . . . . . . .                 173                116
  Other liabilities   . . . . . . . . . . . . . . . . . . . . . .                  13                  7
  Commitments and contingencies   . . . . . . . . . . . . . . . .                  --                 --
                                                                         ------------      -------------
           Total liabilities    . . . . . . . . . . . . . . . . .               1,371              1,175
                                                                         ------------      -------------
  Put options   . . . . . . . . . . . . . . . . . . . . . . . . .                 181                 --
                                                                         ------------      -------------

  Stockholders' equity:
    Preferred stock and capital in excess of $.01 par value; shares authorized:  5,000,000; shares issued and outstanding:
       60,000 . . . . . . . . . . . . . . . . . . . . . . . . . .                   6                  6
    Common stock and capital in excess of $.01 par value; shares authorized:  300,000,000; shares issued: 93,558,701 and
       93,446,607, respectively   . . . . . . . . . . . . . . . .                 266                430
    Retained earnings   . . . . . . . . . . . . . . . . . . . . .                 742                570
    Common treasury stock, at cost:  4,453,284 shares   . . . . .                (172)                --
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (30)               (33)
                                                                         ------------      -------------
           Total stockholders' equity   . . . . . . . . . . . . .                 812                973
                                                                         ------------      -------------
                                                                         $      2,364      $       2,148
                                                                         ============      =============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                   -----------------------------    ----------------------------
                                                      JULY 28,       JULY 30,          JULY 28,      JULY 30,
                                                        1996           1995              1996          1995
                                                   -------------   -------------    -------------  -------------
Net sales....................................      $       1,690   $       1,206    $       3,328  $       2,342
Cost of sales................................              1,317             943            2,636          1,843
                                                   -------------   -------------    -------------  -------------
 Gross margin................................                373             263              692            499
                                                   -------------   -------------    -------------  -------------
Operating expenses:
 Selling, general and administrative.........                195             147              377            274
 Research, development and engineering.......                 28              25               53             46
                                                   -------------   -------------    -------------  -------------
  Total operating expenses...................                223             172              430            320
                                                   -------------   -------------    -------------  -------------
  Operating income...........................                150              91              262            179

                                                               7               1               11             --
Financing and other income (expense), net....      -------------   -------------    -------------  -------------
 Income before income taxes and
  extraordinary loss.........................                157              92              273            179
Provision for income taxes...................                 45              27               79             52
                                                   -------------   -------------    -------------  -------------
 Income before extraordinary loss............                112              65              194            127

Extraordinary loss, net of taxes.............                 (9)             --               (9)            --
                                                   -------------   -------------    -------------  -------------
 Net income..................................                103              65              185            127

Preferred stock dividends....................                 --              --               --             12
                                                    -------------   -------------    -------------  -------------
Net income available to common
 stockholders................................      $         103   $          65    $         185  $         115
                                                   =============   =============    =============  =============

Earnings per common share:
 Income before extraordinary loss............      $        1.15   $         .66    $        1.99  $        1.22
 Extraordinary loss, net of taxes............               (.10)             --             (.10)            --
                                                   -------------   -------------    -------------  -------------
 Earnings per common share...................      $        1.05   $         .66    $        1.89  $        1.22
                                                   =============   =============    =============  =============
Weighted average shares outstanding                         97.3            98.2             97.7           94.6
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

                           DELL COMPUTER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                      --------------------------------
                                                                         JULY 28,          JULY 30,
                                                                           1996              1995
                                                                      -----------         -----------
Cash flows from operating activities:
  Net income....................................................      $       185         $       127
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...............................               21                  18
    Other.......................................................               12                   8
  Changes in:
    Operating working capital...................................              335                 (82)
    Non-current assets and liabilities..........................               64                   5
                                                                      -----------         -----------
       Net cash provided by operating activities................              617                  76
                                                                      -----------         -----------
Cash flows from investing activities:
  Marketable securities:
    Purchases...................................................           (4,305)             (2,106)
    Maturities and other redemptions............................            3,412               2,071
    Sales.......................................................              574                  20
  Capital expenditures..........................................              (57)                (46)
                                                                      -----------         -----------
       Net cash used in investing activities....................             (376)                (61)
                                                                      -----------         -----------
Cash flows from financing activities:
  Repurchase of  11% Senior Notes...............................              (68)                 --
  Preferred stock dividends paid................................               --                 (13)
  Issuance of common stock under employee plans.................               19                  29
  Purchases of treasury stock...................................             (199)                 --
                                                                      -----------         -----------
       Net cash provided by (used in) financing activities......             (248)                 16
                                                                      -----------         -----------

Effect of exchange rate changes on cash.........................               (2)                 (7)
                                                                      -----------         -----------
Net increase (decrease) in cash.................................               (9)                 24
Cash at beginning of period.....................................               55                  43
                                                                      -----------         -----------
Cash at end of period...........................................      $        46         $        67
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

                           DELL COMPUTER CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Dell Computer Corporation (the "Company") should be read in conjunction with the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position of Dell Computer Corporation and its consolidated subsidiaries at July 28, 1996 and January 28, 1996 and the results of their operations for the three-month and six-month periods ended July 28, 1996 and July 30, 1995. Certain amounts from prior periods have been reclassified to conform to current period presentation. All share and per share information for fiscal 1996 has been retroactively restated to reflect the two-for-one common stock split which took place during the third quarter of fiscal 1996.

NOTE 2 -- REPURCHASE OF DEBT

         On May 23, 1996, the Company commenced an offer to purchase for cash the entire $100 million principal amount of its outstanding 11% Senior Notes Due August 15, 2000 (the "Senior Notes"). This offer was completed on June 26, 1996, with the Company repurchasing $68 million principal amount of Senior Notes. On July 22, 1996, the Company commenced a second offer to purchase the remaining $32 million principal amount of Senior Notes and classified the $32 million principal amount of Senior Notes as current liabilities at July 28, 1996. The second offer was completed on August 21, 1996, with the Company repurchasing an additional $27 million principal amount. The remaining $5 million principal amount of Senior Notes will be reclassified to long-term debt during the third quarter of fiscal 1997. As a result of these repurchases, the Company recorded an extraordinary loss of $9.3 million (net of tax benefit of $5.0 million) during the second quarter of fiscal 1997 and will record an additional extraordinary loss of $3.6 million (net of tax benefit of $1.9 million) during the third quarter of fiscal 1997.

         In connection with the second repurchase, the indenture under which the Senior Notes were issued (and which will continue to govern the remaining $5 million principal amount) was amended to eliminate certain covenants, including restrictive financial and operating covenants.

NOTE 3 -- FINANCING ARRANGEMENTS

         On June 6, 1996, the Company entered into a $100 million 364-day revolving credit facility and a $150 million 3-year revolving credit facility. These facilities replace the Company's $200 million bilateral lines of credit, which expired or were terminated on that date. Under the new credit agreements, the Company is subject to covenants based on net debt-to-capitalization and interest coverage ratios. Advances under the facilities bear interest at a defined "Base Rate" or at a specified margin over a defined "Eurodollar Rate," depending on the type of advance. Both facility fees and the specified margin on Eurodollar Rate advances vary from time to
time depending on the Company's credit ratings and cash conversion rates.   No
borrowings were outstanding under these facilities during the second quarter of fiscal 1997.

NOTE 4 -- STOCK REPURCHASE PROGRAM

          During the second quarter of fiscal 1997, the Board of Directors of the Company increased the maximum number of shares that may be repurchased under its stock repurchase program from 12 million to 16 million shares. From inception on February 22, 1996 through July 28, 1996, the Company repurchased a total of 5.2 million shares of common stock under the program for an aggregate purchase price of $199 million. All such shares were purchased in
open market transactions.   Approximately .7 million shares of stock
repurchased under this program were re-issued in connection with employee stock-based benefit plans.

         At July 28, 1996, the Company held equity option arrangements with respect to an aggregate of 5.3 million additional shares of common stock. These arrangements provide the Company the ability to purchase shares at an average price of $36.50 per share. During the first six months of fiscal 1997, the premiums received with respect to the equity options sold of $53 million, equaled the premiums paid for options purchased. Consequently, there was no exchange of cash for equity options sold or options purchased during the first six months of fiscal 1997. The options generally give the Company the choice of net cash settlement, physical settlement or settlement in additional shares of common stock. Each option is exercisable only at expiration and the various expiration dates range from the third quarter of fiscal 1997 to the first
quarter of fiscal 1998.   The Company's potential repurchase obligation under
put options issued in these arrangements, which totaled $181 million at July 28, 1996, has been reclassified from stockholders' equity to put options. The put options did not have a materially dilutive effect on earnings per common share for the second quarter and first six months of fiscal 1997.

         Subsequent to July 28, 1996, the Company entered into additional option arrangements with respect to 1.6 million shares of common stock, giving the Company the right to purchase stock at an average price of $64.43 per share.

NOTE 5 -- CONVERSION OF PREFERRED STOCK

         Effective August 20, 1996, all 60,000 outstanding shares of Series A Convertible Preferred Stock were converted into common stock in accordance with their terms, resulting in the issuance of an additional 505,266 shares of common stock.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

         The Company has been named as a defendant in approximately 30 repetitive stress injury lawsuits, most of which are in New York state courts or U.S. District Courts for the New York City area. Several are in state courts in New Jersey, one is in the U.S. District Court for the Eastern District of Pennsylvania and one is in U.S. District Court in Kansas. Each plaintiff alleges that he or she suffers from symptoms generally known as "repetitive stress injury," which allegedly were caused by the design or manufacture of the keyboard supplied with the computer the plaintiff used. The Company is vigorously defending the suits, which are just a few of many lawsuits of this type that have been filed against various suppliers of keyboards. On August 1, 1996, an appellate court in New York ruled that the applicable statute of limitations had expired with respect to any suit that was filed more than three years after the plaintiff first used the keyboard. If the ruling is upheld on appeal, more than half of these cases against the Company will probably be dismissed. Overall, the Company does not believe that the outcome of these suits will have a material adverse effect on the Company's financial condition or results of operations.

         In August 1993, the Company received a subpoena from the United States Department of Commerce (the "DOC") requiring the Company to provide documents relating to exports of 486/66 computers or related components to Russia, Ireland, Iran or Iraq from January 1992 through August 1993. The subpoena was issued in connection with an investigation to enforce regulations under the Export Administration Act of 1979. The Company has cooperated fully with the DOC. The investigation has been closed, with no findings of wrongdoing by the Company, with respect to the Company's shipments to Russia, Ireland and Iraq, and the Company is awaiting a response from the DOC regarding shipments to Iran. While the government could file civil or criminal charges against the Company if the DOC alleges that the Company violated applicable export regulations, the Company does not believe that the investigation or its outcome will have a material adverse effect on the Company's financial condition or results of operations.

         In May 1995, the Company was named, along with two other computer manufacturers and one computer monitor vendor, in a class action complaint filed in the California Superior Court for Marin County. Subsequently, several other similar actions were filed in California Superior Courts for other counties, naming a total of 48 defendants, including the Company. The complaints in all of these cases allege that each of the defendants has engaged in false or misleading advertising with regard to the size of computer monitor screens. The plaintiffs seek restitution in the form of refunds or product exchange, damages, punitive damages and attorneys' fees. The cases have been consolidated before a single judge. In July 1996, that judge dismissed virtually all of the plaintiffs' claims, ruling that a previously concluded investigation by the California Attorney General's office superseded private causes of action under California law. Some of the same plaintiffs, with others, have filed a similar action in New Jersey. There can be no assurance that an adverse determination would not have a material adverse effect on the Company's financial condition or results of operations.

         In June 1995, the Company was named in a class action complaint filed in State District Court in Travis County, Texas. The complaint alleges that the Company has included "used parts" in its "new" computer systems and has failed to adequately inform its customers and prospective customers of that practice. According to the complaint, these facts constitute fraud, negligent misrepresentation, breach of contract and breach of warranty. The plaintiffs seek refund of the purchase price for computer systems purchased from the Company, damages in an unspecified amount, injunctive relief, interest and attorneys' fees. The Company plans to vigorously contest the allegations of the complaint. To date, no discovery has occurred and it is too early for the Company to adequately evaluate the likelihood of the plaintiffs' prevailing on their claims. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

NOTE 7 -- EARNINGS PER COMMON SHARE

         Earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares and common stock equivalents (if dilutive) outstanding during each period. Common stock equivalents include stock options. The Series A Convertible Preferred Stock is not a common stock equivalent for purposes of computing earnings per common share. The number of common stock equivalents outstanding is computed using the treasury stock method. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

NOTE 8 -- SUPPLEMENTAL FINANCIAL INFORMATION (IN MILLIONS)

Supplemental Condensed Consolidated Statement of Financial Position
Information:

                                                                           JULY 28,           JANUARY 28,
                                                                             1996                1996
                                                                         ------------        -------------
Inventories:
  Production materials.........................................          $        167        $         390
  Work-in-process and finished goods...........................                    37                   39
                                                                         ------------        -------------
                                                                         $        204        $         429
                                                                         ============        =============
Accrued and other liabilities:
  Royalties and licensing......................................          $         36        $          51
  Accrued compensation.........................................                    61                   52
  Accrued warranty costs.......................................                    92                   78
  Taxes other than income taxes................................                    56                   76
  Deferred profit on warranty contracts........................                    80                   67
  Book overdrafts..............................................                     6                   59
  Other........................................................                   132                   90
                                                                         ------------        -------------
                                                                         $        463        $         473
                                                                         ============        =============

Supplemental Condensed Consolidated Statement of Income Information:

                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     ------------------------      ------------------------
                                                                     JULY 28,        JULY 30,       JULY 28,       JULY 30,
                                                                       1996            1995           1996          1995
                                                                     ---------       --------       --------      ---------
Financing and other income (expense), net:
  Investment income, net..............................               $      10      $       6      $      17      $      11
  Interest expense....................................                      (2)            (4)            (5)            (8)
  Foreign currency transactions.......................                      --             (1)             1             (2)
  Other...............................................                      (1)            --             (2)            (1)
                                                                     ---------      ---------      ---------      ---------
                                                                     $       7      $       1      $      11      $      --
                                                                     =========      =========      =========      =========

Supplemental Condensed Consolidated Statement of Cash Flows Information:

                                                                                                       SIX MONTHS ENDED
                                                                                                -------------------------------
                                                                                                 JULY 28,            JULY 30,
                                                                                                    1996               1995
                                                                                                -----------         -----------
Changes in operating working capital accounts:
  Accounts receivable, net.....................................                                 $      (105)        $      (118)
  Inventories..................................................                                         225                 (87)
  Accounts payable.............................................                                         244                  27
  Accrued and other liabilities................................                                         (53)                 88
  Other, net...................................................                                          24                   8
                                                                                                -----------         -----------
                                                                                                $       335         $       (82)
                                                                                                ===========         ===========

Changes in non-current assets and liabilities:
  Other assets.................................................                                 $         1         $        (4)
  Other liabilities............................................                                          63                   9
                                                                                                -----------         -----------
                                                                                                $        64         $         5
                                                                                                ===========         ===========



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three-month and six-month periods ended July 28, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year. The conversion of shares of Series A Convertible Preferred Stock into common stock during the first quarter of fiscal 1996, discussed more fully in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, had the effect of reducing primary earnings per common share by $0.18 for the six-month period ended July 30, 1995.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of consolidated net sales represented by certain items in the Company's condensed consolidated statement of income.


                                                                             PERCENTAGE OF CONSOLIDATED NET SALES
                                                                    -----------------------------------------------------
                                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    ----------------------        -----------------------
                                                                    JULY 28,      JULY 30,        JULY 28,       JULY 30,
                                                                      1996          1995            1996           1995
                                                                    --------      --------        --------       --------
      Net sales:
       Americas................................................        67.5%         64.8%           66.3%          63.4%
       Europe..................................................        25.9          27.0            27.2           28.8
       Asia Pacific and Japan..................................         6.6           8.2             6.5            7.8
                                                                     ------        ------          ------         ------
         Consolidated net sales................................       100.0         100.0           100.0          100.0
      Cost of sales............................................        77.9          78.2            79.2           78.7
                                                                     ------        ------          ------         ------
         Gross margin..........................................        22.1          21.8            20.8           21.3
      Operating expenses:
       Selling, general and administrative.....................        11.5          12.2            11.3           11.7
       Research, development and engineering...................         1.7           2.1             1.6            2.0
                                                                     ------        ------          ------         ------
         Total operating expenses..............................        13.2          14.3            12.9           13.7
                                                                     ------        ------          ------         ------
         Operating income......................................         8.9           7.5             7.9            7.6
      Financing and other income (expense), net................         0.4           0.1             0.3            0.0
                                                                     ------        ------          ------         ------
       Income  before  income  taxes  and  extraordinary loss..         9.3           7.6             8.2            7.6
      Provision for income taxes...............................         2.7           2.2             2.4            2.2
                                                                     ------        ------          ------         ------
       Income before extraordinary loss........................         6.6           5.4             5.8            5.4
      Extraordinary loss, net of taxes.........................        (0.5)          0.0            (0.3)           0.0
                                                                     ------        ------          ------         ------
       Net income..............................................         6.1           5.4             5.5            5.4
      Preferred stock dividends................................         0.0           0.0             0.0            0.5
                                                                     ------        ------          ------         ------
      Net income available to common stockholders..............         6.1%          5.4%            5.5%           4.9%
                                                                     ======        ======          ======         ======



         Net Sales. The second quarter of fiscal 1997 marked the Company's tenth consecutive quarter of sequential growth in consolidated net sales. Consolidated net sales increased 40% and 42% in the second quarter and the first six months, respectively, of fiscal 1997 over the comparable periods of fiscal 1996, and increased 3% over the first quarter of fiscal 1997. The increases are attributable to increased units sold. Unit volumes increased
53% and 48%, respectively, for the second quarter and first six months of fiscal 1997 over the comparable periods of fiscal 1996, mainly as a result of strong demand for the Company's products across all product lines. This demand reflects the Company's aggressive sales efforts, including pricing actions, aimed at winning new customer accounts and increasing the penetration of existing customer accounts. The effect of the increased unit volumes on net sales was offset by a decline in average revenue per unit, which decreased 8% on a sequential basis, 7% when comparing the second quarter of fiscal 1997 to the second quarter of fiscal 1996 and 2% when comparing the first six months of fiscal 1997 to the comparable period of fiscal 1996. The decline in average revenue per unit resulted primarily from the Company's pricing actions following significant component cost declines.

         Net sales grew in all regions for the second quarter and first six months of fiscal 1997 compared with the same periods of fiscal 1996. The Americas region and the Asia-Pacific region (including Japan) both experienced sequential growth, but European net sales, consistent with historical seasonal patterns, declined from the first quarter of fiscal 1997. After taking into account the results of the Company's foreign currency hedging activities, consolidated net sales (expressed in United States dollars) were not significantly affected in the second quarter or first six months of fiscal 1997 as a result of fluctuations in foreign currency exchange rates from the comparable periods of the prior fiscal year.

         At July 28, 1996, backlog was $161 million, compared with $118 million at the end of the first quarter of fiscal 1997 and $186.5 million at the end of the second quarter of fiscal 1996. Supply constraint on high resolution TFT screens, used in certain of the Company's notebook computer systems,
contributed to the backlog for the second quarter of fiscal 1997.   The Company
does not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that the backlog at any point in time will translate into sales in any subsequent period, particularly in light of the Company's policy of allowing customers to cancel or reschedule orders without penalty prior to commencement of manufacturing.

         Gross Margin. Gross margin increased $110.4 million in the second quarter of fiscal 1997 and $193.5 million in the first six months of fiscal 1997 from the comparable periods in the prior fiscal year primarily as a result of increased unit volumes. The Company's gross margin as a percentage of consolidated net sales increased to 22.1% for the second quarter of fiscal 1997, compared to 21.8% for the second quarter of fiscal 1996. However, the gross margin percentage decreased to 20.8% for the first six months of fiscal 1997 from 21.3% for the comparable period of the prior year. The decline in gross margin percentage from the first six months of fiscal 1996 is attributable to the first quarter of fiscal 1997 when the Company experienced a more competitive pricing environment in Europe and a relatively higher mix of sales to small-to-medium businesses and experienced consumers, which generally carry lower margins. In addition to these negative impacts on gross margin, royalties increased as a percentage of consolidated net sales, primarily due to increased software royalty costs.

         Gross margin as a percentage of consolidated net sales increased from 19.5% in the first quarter of fiscal 1997 to 22.1% in the second quarter of fiscal 1997. This increase is the result of several factors, including component cost declines, product mix shift within the desktop products and a relatively lower mix of sales to small-to-medium businesses and experienced consumers, which generally carry lower margins. During the second quarter of fiscal 1997, the Company continued to improve its inventory position, reducing its days in inventory to 14 days at the end of the second quarter of fiscal 1997 compared to 17 days at the end of the first quarter of fiscal 1997 and 31 days at the end of the fourth quarter of fiscal 1996. This enabled the Company to capitalize on significant declines in the cost of certain components, such as memory, during the second quarter of fiscal 1997. These positive impacts on gross margin were partially offset by pricing actions taken during the second quarter of fiscal 1997 in an effort to pass the component cost declines through to customers.

         Operating Expenses. The Company's goal is to manage operating expenses, over time, in relation to gross margin. Over the last year, the Company has continued to increase staffing worldwide to meet the demands of its growth and to expand its international presence, resulting in increased compensation-related expenses. The Company has also increased spending related to its key global information systems project, which it began in late fiscal 1995 and expects to complete in fiscal 1999. These infrastructure expenditures contributed in an increase in selling, general and administrative expenses of 32% and 37% in the second quarter and first six months, respectively, of fiscal 1997 from the comparable periods of the prior fiscal year. However, selling, general and administrative expenses as a percentage of consolidated net sales decreased in both the second quarter and the first six months of fiscal 1997 over the same periods in the prior year. Selling, general and administrative expenses increased to 11.5% for the second quarter of fiscal 1997 compared to 11.1% reported for the first quarter of fiscal 1997.

         Research, development and engineering expenses increased 14% and 17%, respectively, in the second quarter and first six months of fiscal 1997 over the comparable periods in the prior year, primarily as a result of the Company's increased staffing levels and prototype costs to support increased product development activities.

         The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. However, the Company will continue to invest in information systems and infrastructure to manage and support its growth.

         Financing and Other Income (Expense), Net.   The increase in financing
and other income (expense), net in the second quarter and first six months of fiscal 1997 from the comparable periods of the prior fiscal year was primarily due to increased investment income due to higher average investment balances and decreased interest expense resulting from the repurchase of $68 million of principal amount of its 11% Senior Notes Due August 15, 2000 (the "Senior Notes") in the second quarter of fiscal 1997. See Note 8 of Notes to Condensed Consolidated Financial Statements for detail regarding financing and other income (expense), net. See Note 2 of Notes to Condensed Consolidated Financial Statements for additional information regarding the repurchase of the Senior Notes.

         Income Tax. The Company's effective tax rate for the second quarter and first six months of both fiscal 1997 and 1996 was 29%.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities for the first six months of fiscal 1997 of $617 million represented the Company's primary source of cash during the first half of the fiscal year. Operating cash flows for the first six months of fiscal 1997 benefited from the decline in inventory levels to 14 days at the end of the second quarter of fiscal 1997 from 31 days at the end of fiscal 1996. The decreased days in inventory resulted from tighter inventory management and declining component costs. Operating cash flows further benefited from increased days in accounts payable to 48 days at the end the second quarter of fiscal 1997 from 33 days at the end of fiscal 1996. Working capital totaled $969 million at July 28, 1996 compared with $1,018 million at January 28, 1996. Days in accounts receivable at the end of the second quarter of fiscal 1997 increased slightly to 44 days from 42 days at the end of fiscal 1996.

         The Company incurred $57 million of capital expenditures during the first six months of fiscal 1997, primarily to construct facilities, to acquire information systems (principally hardware and third-party software licenses) and to acquire personal computer office equipment. Capital expenditures for fiscal 1997 are expected to be approximately $130 million, due primarily to the construction of facilities, the acquisition of information systems and the acquisition of computer equipment for internal use. The Company believes that its cash and marketable securities and cash flows from operating activities will be adequate to fund its planned fiscal 1997 capital expenditures.

         The Company instituted a stock repurchase program during the first quarter of fiscal 1997, and through July 28, 1996 had repurchased a total of
5.2 million shares of common stock for an aggregate purchase price of $199 million. For further discussion regarding the Company's stock repurchase program, see Note 4 of Notes to Condensed Consolidated Financial Statements.

         The Company repurchased $68 million principal amount of its Senior Notes on June 26, 1996 and repurchased an additional $27 million principal amount on August 21, 1996. As a result of these repurchases, the Company recorded an extraordinary loss of $9.3 million (net of tax benefit of $5.0 million) during the second quarter of fiscal 1997 and will record an additional extraordinary loss of $3.6 million (net of tax benefit of $1.9 million) during the third quarter of fiscal 1997. See Note 2 of Notes to Condensed Consolidated Financial Statements.

         On June 6, 1996, the Company entered into a $100 million 364-day revolving credit facility and a $150 million 3-year revolving credit facility. These facilities replace the Company's $200 million bilateral lines of credit, which expired or were terminated on that date. Under the new credit agreements, the Company is subject to covenants based on net debt-to-capitalization and interest coverage ratios. Advances under the facilities bear interest at a defined "Base Rate" or at a specified margin over a defined "Eurodollar Rate", depending on the type of advance. Both facility fees and the specified margin on Eurodollar Rate advances vary from time to time depending on the Company's
credit ratings and cash conversion rates.   No borrowings were outstanding
under the facilities during the second quarter of fiscal 1997.

         Several of the Company's subsidiaries sell certain accounts receivable and related assets to Dell Receivables L.P. ("Dell Receivables"), a wholly-owned subsidiary of the Company. Dell Receivables transfers such accounts receivable and related assets to the Dell Trade Receivables Master Trust (the "Master Trust"). The Master Trust issues certificates evidencing fractional undivided interests therein, which certificates may be sold to investors. This arrangement gives Dell Receivables the ability to raise up to $150 million through the sale of certificates of interest in the Master Trust. Dell Receivables is obligated to pay a commitment fee on the unused portion of the facility. During the second quarter of fiscal 1997, this facility was unused.

         The Company's commitments to use cash include the obligation for the outstanding Senior Notes (see Note 2 of Notes to Condensed Consolidated Financial Statements), the repayment of the outstanding balance of a $14 million secured loan, the payment of operating lease commitments and the Company's potential obligation under its stock repurchase program.

         Management believes that the Company will have sufficient resources available to meet its cash requirements through at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

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

         The Company's ability to maintain a low inventory level and achieve a high number of inventory turns is dependent on many factors, including market demand for the Company's products and the price and availability of component supplies. Some of these factors are beyond the Company's control. Although the Company was successful in managing its inventory to low levels during the first and second quarters of fiscal 1997, there can be no assurance that the Company will be able to achieve similar success in future periods.

         The Company's ability to maintain low inventory levels during the first half of fiscal 1997 enabled the Company to capitalize on significant declines in the cost of certain components, such as memory, which, among other things, contributed to a significant sequential increase in gross margin percentage from the first quarter of fiscal 1997 to the second quarter of fiscal 1997 despite aggressive pricing. The Company is likely to experience some gross margin pressure during future quarters as competitors begin to realize the effects of the decreased component costs.

                         PART II  --  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company has been named as a defendant in approximately 30 repetitive stress injury lawsuits, most of which are in New York state courts or U.S. District Courts for the New York City area. Several are in state courts in New Jersey, one is in the U.S. District Court for the Eastern District of Pennsylvania and one is in U.S. District Court in Kansas. Each plaintiff alleges that he or she suffers from symptoms generally known as "repetitive stress injury," which allegedly were caused by the design or manufacture of the keyboard supplied with the computer the plaintiff used. The Company is vigorously defending the suits, which are just a few of many lawsuits of this type that have been filed against various suppliers of keyboards. On August 1, 1996, an appellate court in New York ruled that the applicable statute of limitations had expired with respect to any suit that was filed more than three years after the plaintiff first used the keyboard. If the ruling is upheld on appeal, more than half of these cases against the Company will probably be dismissed. Overall, the Company does not believe that the outcome of these suits will have a material adverse effect on the Company's financial condition or results of operations.

         In August 1993, the Company received a subpoena from the United States Department of Commerce (the "DOC") requiring the Company to provide documents relating to exports of 486/66 computers or related components to Russia, Ireland, Iran or Iraq from January 1992 through August 1993. The subpoena was issued in connection with an investigation to enforce regulations under the Export Administration Act of 1979. The Company has cooperated fully with the DOC. The investigation has been closed, with no findings of wrongdoing by the Company, with respect to the Company's shipments to Russia, Ireland and Iraq, and the Company is awaiting a response from the DOC regarding shipments to Iran. While the government could file civil or criminal charges against the Company if the DOC alleges that the Company violated applicable export regulations, the Company does not believe that the investigation or its outcome will have a material adverse effect on the Company's financial condition or results of operations.

         In May 1995, the Company was named, along with two other computer manufacturers and one computer monitor vendor, in a class action complaint filed in the California Superior Court for Marin County. Subsequently, several other similar actions were filed in California Superior Courts for other counties, naming a total of 48 defendants, including the Company. The complaints in all of these cases allege that each of the defendants has engaged in false or misleading advertising with regard to the size of computer monitor screens. The plaintiffs seek restitution in the form of refunds or product exchange, damages, punitive damages and attorneys' fees. The cases have been consolidated before a single judge. In July 1996, that judge dismissed virtually all of the plaintiffs' claims, ruling that a previously concluded investigation by the California Attorney General's office superseded private causes of action under California law. Some of the same plaintiffs, with others, have filed a similar action in New Jersey. There can be no assurance that an adverse determination would not have a material adverse effect on the Company's financial condition or results of operations.

         In June 1995, the Company was named in a class action complaint filed in State District Court in Travis County, Texas. The complaint alleges that the Company has included "used parts" in its "new" computer systems and has failed to adequately inform its customers and prospective customers of that practice. According to the complaint, these facts constitute fraud, negligent misrepresentation, breach of contract and breach of warranty. The plaintiffs seek refund of the purchase price for computer systems purchased from the Company, damages in an unspecified amount, injunctive relief, interest and attorneys' fees. The Company plans to vigorously contest the allegations of the complaint. To date, no discovery has occurred and it is too early for the Company to adequately evaluate the likelihood of the plaintiffs' prevailing on their claims. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES

         On July 22, 1996, the Company commenced a tender offer to purchase the $32,249,000 principal amount of its Senior Notes then outstanding. In connection with that offer, the Company also sought consents to certain amendments to the indenture under which the Senior Notes were issued to eliminate certain covenants. The tender offer expired on August 16, 1996, and the Company accepted for payment and paid for $26,764,000 principal amount of Senior Notes. Because the Senior Notes tendered to, and purchased by, the Company pursuant to the tender offer constituted a majority of the Senior Notes outstanding at the commencement of the offer, the supplemental indenture reflecting the proposed amendments was approved and executed on August 16, 1996, and the provisions thereof resulting in the elimination of the covenants became effective on August 21, 1996. A copy of the supplemental indenture is filed as Exhibit 4 to this Report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the Company's stockholders was held on July 12, 1996. At that meeting, two proposals were submitted to a vote of the Company's stockholders. Proposal 1 was a proposal to elect three Class II directors (with Michael S. Dell, Michael H. Jordan and Klaus S. Luft being the nominees). Proposal 2 was a proposal to ratify the selection of Price Waterhouse LLP as the Company's independent accountants for fiscal 1997.

         At the close of business on the record date for the meeting (which was May 17, 1996), there were 90,492,004 shares of common stock issued and outstanding and entitled to vote at the meeting. Holders of 79,442,797 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy. The following table sets forth the results of the voting on each of the proposals (including, in the case of Proposal 1, the results of the voting with respect to each nominee):

                                                                      NUMBER OF VOTES
                                              -------------------------------------------------------------
                                                                                                    BROKER
                 PROPOSAL                         FOR          AGAINST (a)        ABSTAIN          NON-VOTE
- ---------------------------------------       ----------     -------------      ----------       ----------
Proposal 1 -- Election of directors:

         Michael S. Dell....................   75,492,824        3,949,973           --               --

         Michael H. Jordan..................   75,492,816        3,949,981           --               --

         Klaus S. Luft......................   75,493,676        3,949,121           --               --

Proposal 2 -- Ratification of selection of
         independent accountants............   79,320,217           51,757          70,823            --

- --------------------------

(a) In the case of Proposal 1, constitutes number of votes cast to withhold authority to vote in favor of the nominees.

Consequently, both of the proposals were passed by the stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         The following exhibits are filed as part of this Report:

EXHIBIT NO.                                        DESCRIPTION OF EXHIBIT
- -----------                                        ----------------------
     4         First Supplemental  Indenture, dated  as of August  16, 1996,  between the Company  and State
               Street Bank and Trust  Company, as successor  trustee to The First  National Bank of  Boston, regarding the Company's 11% Senior Notes Due August 15, 2000

   10.1        Credit Agreement, dated  as of June 6, 1996, among the Company  (as Borrower), Citibank, N.A.
               (as Administrative Agent), Chemical Bank (as  Co-Agent), and the banks named therein relating to a $100,000,000 364-Day Revolving credit Facility

   10.2        Credit Agreement, dated as of  June 6, 1996, among the Company (as borrower),  Citibank, N.A.
               (as Administrative  Agent), Chemical Bank (as Co-Agent), and the banks named therein relating to a $150,000,000 Three-Year Revolving Credit Facility

    11         Statement Re Computation of Per Share Earnings

    27         Financial Data Schedule

(b)      Reports on Form 8-K.

         On May 23, 1996, the Company filed a Current Report on Form 8-K reporting under Item 5 the commencement by the Company of a tender offer for all $100 million principal amount of its 11% Senior Notes Due August 15, 2000. No financial statements were included in such Current Report.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DELL COMPUTER CORPORATION


September 6, 1996                            /s/ Catherine P. Thompson
                                         ------------------------------------
                                                 Catherine P. Thompson
                                         Vice President, Corporate Controller
                                          (On behalf of the registrant and as
                                               chief accounting officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.                                        DESCRIPTION OF EXHIBIT
- -----------                                        ----------------------
     4         First  Supplemental Indenture, dated  as of August  16, 1996,  between the Company  and State
               Street Bank  and Trust Company,  as successor trustee to  The First National  Bank of Boston, regarding the Company's 11% Senior Notes Due August 15, 2000

   10.1        Credit  Agreement, dated as of June 6, 1996, among  the Company (as Borrower), Citibank, N.A.
               (as Administrative Agent), Chemical Bank (as Co-Agent), and the banks  named therein relating to a $100,000,000 364-Day Revolving credit Facility

   10.2        Credit Agreement, dated  as of June 6, 1996, among the Company  (as borrower), Citibank, N.A.
               (as Administrative Agent), Chemical Bank (as  Co-Agent), and the banks named therein relating to a $150,000,000 Three-Year Revolving Credit Facility

    11         Statement Re Computation of Per Share Earnings

    27         Financial Data Schedule