Form 10-Q
period 1996-10-27
DELL COMPUTER CORP
filed 1996-12-09
CIK 826083

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


                FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 1996


                        COMMISSION FILE NUMBER: 0-17017


                           DELL COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)

      DELAWARE                                         74-2487834
(State of incorporation)                          (I.R.S. Employer ID No.)


                                  ONE DELL WAY
                            ROUND ROCK, TEXAS 78682
                    (Address of principal executive offices)
                                 (512) 338-4400
                               (Telephone number)

                         2214 WEST BRAKER LANE, SUITE D
                            AUSTIN, TEXAS 78758-4053
                ( Former address of principal executive offices)




     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO |_|

     AS OF THE CLOSE OF BUSINESS ON DECEMBER 6, 1996, 175,084,128 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.


================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           DELL COMPUTER CORPORATION

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                           OCTOBER 27,      JANUARY 28,
                                     ASSETS                                    1996             1996
                                                                          ------------    ------------
Current assets:
   Cash ................................................................   $         87    $         55
   Marketable securities ...............................................          1,096             591
   Accounts receivable, net ............................................            915             726
   Inventories .........................................................            216             429
   Other current assets ................................................            177             156
                                                                           ------------    ------------
          Total current assets .........................................          2,491           1,957
Property, plant and equipment, net .....................................            223             179
Other assets ...........................................................             10              12
                                                                           ============    ============
                                                                           $      2,724    $      2,148
                                                                           ============    ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ....................................................   $        911    $        466
   Accrued and other liabilities .......................................            557             473
                                                                           ------------    ------------
          Total current liabilities ....................................          1,468             939
Long-term debt .........................................................             18             113
Deferred profit on warranty contracts ..................................            203             116
Other liabilities ......................................................             13               7
Commitments and contingencies ..........................................             --              --
                                                                           ------------    ------------
          Total liabilities ............................................          1,702           1,175
                                                                           ------------    ------------
Put options ............................................................            171              --
                                                                           ------------    ------------
Stockholders' equity:
   Preferred stock and capital in excess of $.01 par value; shares
      authorized:  5,000,000; shares issued and outstanding: 0 and .....             --               6
      60,000, respectively
   Common stock and capital in excess of $.01 par value; shares authorized:  300,000,000; shares issued: 187,146,574 and
      186,893,214, respectively ........................................            293             430
   Retained earnings ...................................................            848             570
   Common treasury stock, at cost:  11,304,830 shares ..................           (244)             --
   Other ...............................................................            (46)            (33)
                                                                           ------------    ------------
          Total stockholders' equity ...................................            851             973
                                                                           ============    ============
                                                                           $      2,724    $      2,148
                                                                           ============    ============

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                            --------------------------   --------------------------
                                             OCTOBER 27,   OCTOBER 29,   OCTOBER 27,    OCTOBER 29,
                                                1996          1995          1996           1995
                                            -----------    -----------   -----------   ------------
Net sales ...............................   $     2,019    $     1,415   $     5,347    $     3,757
Cost of sales ...........................         1,569          1,125         4,205          2,968
                                            -----------    -----------   -----------    -----------
  Gross margin ..........................           450            290         1,142            789
                                            -----------    -----------   -----------    -----------

Operating expenses:
  Selling, general and administrative ...           215            160           592            434
  Research, development and engineering .            33             26            86             72
                                            -----------    -----------   -----------    -----------
    Total operating expenses ............           248            186           678            506
                                            -----------    -----------   -----------    -----------
    Operating income ....................           202            104           464            283

Financing and other income (expense), net             8              2            19              2
                                            -----------    -----------   -----------    -----------
  Income before income taxes and
    extraordinary loss ..................           210            106           483            285
Provision for income taxes ..............            61             31           140             83
                                            -----------    -----------   -----------    -----------
  Income before extraordinary loss ......           149             75           343            202

Extraordinary loss, net of taxes ........            (4)            --           (13)            --
                                            -----------    -----------   -----------    -----------
  Net income ............................           145             75           330            202

Preferred stock dividends ...............            --             --            --             12
                                            -----------    -----------   -----------    -----------
Net income available to common
   stockholders .........................   $       145    $        75   $       330    $       190
                                            ===========    ===========   ===========    ===========

Primary earnings per common share:
  Income before extraordinary loss ......   $       .78    $       .38   $      1.77    $       .99
  Extraordinary loss, net of taxes ......          (.02)            --          (.07)            --
                                            ===========    ===========   ===========    ===========
  Earnings per common share .............   $       .76    $       .38   $      1.70    $       .99
                                            ===========    ===========   ===========    ===========

Fully diluted earnings per common share:
  Income before extraordinary loss ......   $       .78    $       .37   $      1.73    $       .96
  Extraordinary loss, net of taxes ......          (.02)            --          (.06)            --
                                            -----------    -----------   -----------    -----------
  Earnings per common share .............   $       .76    $       .37   $      1.67    $       .96
                                            ===========    ===========   ===========    ===========
Weighted average shares outstanding:
    Primary .............................         191.0          200.1         194.0          192.7
    Fully diluted .......................         192.0          202.0         198.0          199.6

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                 --------------------------
                                                                 OCTOBER 27,    OCTOBER 29,
                                                                    1996           1995
                                                                 -----------    -----------
Cash flows from operating activities:
   Net income ................................................   $       330    $       202
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ..........................            34             28
      Other ..................................................            18             16
   Changes in:
      Operating working capital ..............................           549           (192)
      Non-current assets and liabilities .....................            94             23
                                                                 -----------    -----------
          Net cash provided by operating activities ..........         1,025             77
                                                                 -----------    -----------

Cash flows from investing activities:
   Marketable securities:
      Purchases ..............................................        (6,564)        (3,037)
      Maturities and other redemptions .......................         4,960          2,996
      Sales ..................................................         1,100             29
   Capital expenditures ......................................           (82)           (67)
                                                                 -----------    -----------
          Net cash used in investing activities ..............          (586)           (79)
                                                                 -----------    -----------

Cash flows from financing activities:
   Repurchase of 11% Senior Notes ............................           (95)            --
   Preferred stock dividends paid ............................            --            (13)
   Issuance of common stock under employee plans .............            37             42
   Purchases of treasury stock ...............................          (336)            --
   Cash paid on purchase of equity options ...................            (7)            --
                                                                 -----------    -----------
          Net cash (used in) provided by financing activities           (401)            29
                                                                 -----------    -----------

Effect of exchange rate changes on cash ......................            (6)            --
                                                                 -----------    -----------
Net increase in cash .........................................            32             27
Cash at beginning of period ..................................            55             43
                                                                 -----------    -----------
Cash at end of period ........................................   $        87    $        70
                                                                 ===========    ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Dell Computer Corporation (the "Company") should be read in conjunction with the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position of Dell Computer Corporation and its consolidated subsidiaries at October 27, 1996 and January 28, 1996 and the results of their operations for the three-month and nine-month periods ended October 27, 1996 and October 29, 1995. Certain amounts from prior periods have been reclassified to conform to current period presentation.

NOTE 2 -- STOCK SPLIT

     On November 12, 1996, the Company's Board of Directors declared a two-for-one stock split of the Company's common stock in the form of a 100% stock dividend to stockholders of record as of November 25, 1996. The distribution of such dividend occurred on December 6, 1996. All share and per share information included in the accompanying condensed consolidated financial statements and related notes reflect the stock split.

NOTE 3 -- REPURCHASE OF DEBT

     During the second quarter of fiscal 1997, the Company repurchased $68 million principal amount of its outstanding $100 million 11% Senior Notes Due August 15, 2000 (the "Senior Notes"). Also, during the third quarter of fiscal 1997 the Company repurchased an additional $27 million principal amount of Senior Notes. As a result of these repurchases, the Company recorded an extraordinary loss of $9.3 million (net of tax benefit of $5.0 million) during the second quarter of fiscal 1997 and an additional extraordinary loss of $3.6 million (net of tax benefit of $1.9 million) during the third quarter of fiscal 1997. Additionally, in connection with the second repurchase, the indenture under which the Senior Notes were issued (and which will continue to govern the remaining $5 million principal amount) was amended to eliminate certain covenants, including restrictive financial and operating covenants.

NOTE 4 -- CONVERSION OF PREFERRED STOCK

     During the third quarter of fiscal 1997, all 60,000 outstanding shares of Series A Convertible Preferred Stock were converted into common stock in accordance with their terms, resulting in the issuance of an additional 1.0 million shares of common stock.

NOTE 5 -- STOCK REPURCHASE PROGRAM

     From inception on February 22, 1996 through October 27, 1996, the Company has repurchased a total of 16.0 million shares of common stock under its stock repurchase program for an aggregate purchase price of $336 million. The shares were acquired by exercising equity options for 5.6 million shares, while the remaining shares were purchased in open market transactions. Approximately 3.7 million shares of stock repurchased under this program were re-issued in connection with employee stock-based benefit plans and 1.0 million shares were re-issued for the preferred stock conversion.

     At October 27, 1996, the Company held equity option arrangements with respect to an aggregate of 9.5 million additional shares of common stock. These arrangements provide the Company the ability to purchase shares at an average cost of $27 per share. For the nine month period ending October 27, 1996, the premiums for equity options purchased exceeded the premiums for equity options sold, requiring the payment of $7 million in cash. Certain of the options give the Company the choice of net cash settlement or physical settlement. The

Company's potential repurchase obligation under put options issued in these arrangements, which totaled $171 million at October 27, 1996, has been reclassified from stockholders' equity to put options. The remaining options may also be settled in additional shares of common stock. Each option is exercisable only at expiration, and the various expiration dates range from the fourth quarter of fiscal 1997 to the third quarter of fiscal 1998. The put options did not have a materially dilutive effect on earnings per common share for the third quarter and first nine months of fiscal 1997.

NOTE 6 -- FINANCING ARRANGEMENTS

     During the second quarter of fiscal 1997, the Company entered into a $100 million 364-day revolving credit facility and a $150 million 3-year revolving credit facility. These facilities replace the Company's $200 million bilateral lines of credit, which expired or were terminated during the second quarter of fiscal 1997. Under the new credit agreements, the Company is subject to covenants based on net debt-to-capitalization and interest coverage ratios. Advances under the facilities bear interest at a defined "Base Rate" or at a specified margin over a defined "Eurodollar Rate," depending on the type of advance. Both facility fees and the specified margin on Eurodollar Rate advances vary from time to time depending on the Company's credit ratings and cash conversion rates. No borrowings were outstanding under these facilities since inception of the credit facilities through the end of the third quarter of fiscal 1997.

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

NOTE 8 -- EARNINGS PER COMMON SHARE

     Earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares and common stock equivalents (if dilutive) outstanding during each period. Common stock equivalents include stock options and equity option instruments. The Series A Convertible Preferred Stock is not a common stock equivalent for purposes of computing earnings per common share. The number of common stock equivalents outstanding is computed using the treasury stock method.

NOTE 9 -- SUPPLEMENTAL FINANCIAL INFORMATION (IN MILLIONS)

     Supplemental Condensed Consolidated Statement of Financial Position
Information:

                                           OCTOBER 27,   JANUARY 28,
                                             1996           1996
                                           -----------   -----------
Inventories:
   Production materials ................   $       181   $       390
   Work-in-process and finished goods ..            35            39
                                           -----------   -----------
                                           $       216   $       429
                                           ===========   ===========

Accrued and other liabilities:
   Royalties and licensing .............   $        53   $        51
   Accrued compensation ................           104            52
   Accrued warranty costs ..............           105            78
   Taxes other than income taxes .......            67            76
   Deferred profit on warranty contracts           104            67
   Book overdrafts .....................             7            59
   Other ...............................           117            90
                                           -----------   -----------
                                           $       557   $       473
                                           ===========   ===========

 Supplemental Condensed Consolidated Statement of Income Information:

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                             --------------------------    --------------------------
                                             OCTOBER 27,    OCTOBER 29,    OCTOBER 27,    OCTOBER 29,
                                                 1996          1995            1996          1995
                                             -----------    -----------    -----------    -----------
Financing and other income (expense), net:
   Investment income, net ................            10              7             27             18
   Interest expense ......................            (1)            (4)            (6)           (11)
   Foreign currency transactions .........            --             --              1             (3)
   Other .................................            (1)            (1)            (3)            (2)
                                             ===========    ===========    ===========    ===========
                                             $         8    $         2    $        19    $         2
                                             ===========    ===========    ===========    ===========

 Supplemental Condensed Consolidated Statement of Cash Flows Information:

                                                      NINE MONTHS ENDED
                                                 --------------------------
                                                 OCTOBER 27,    OCTOBER 29,
                                                    1996           1995
                                                 -----------    -----------
Changes in operating working capital accounts:
   Accounts receivable, net ..................   $      (197)   $      (231)
   Inventories ...............................           213           (171)
   Accounts payable ..........................           448            127
   Accrued and other liabilities .............            74            107
   Other, net ................................            11            (24)
                                                 -----------    -----------
                                                 $       549    $      (192)
                                                 ===========    ===========
Changes in non-current assets and liabilities:
   Other assets ..............................   $         2    $        (4)
   Other liabilities .........................            92             27
                                                 -----------    -----------
                                                 $        94    $        23
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three-month and nine-month periods ended October 27, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of consolidated net sales represented by certain items in the Company's condensed consolidated statement of income.

                                                                PERCENTAGE OF CONSOLIDATED NET SALES
                                                      ----------------------------------------------------------
                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      ---------------------------    ---------------------------
                                                      OCTOBER 27,     OCTOBER 29,    OCTOBER 27,     OCTOBER 29,
                                                         1996            1995           1996           1995
                                                      -----------     -----------    -----------     -----------
Net sales:
  Americas ........................................          69.9%           70.4%          67.7%           66.1%
  Europe ..........................................          23.9            24.1           25.9            27.0
  Asia Pacific and Japan ..........................           6.2             5.5            6.4             6.9
                                                      -----------     -----------    -----------     -----------
     Consolidated net sales .......................         100.0           100.0          100.0           100.0
Cost of sales .....................................          77.7            79.5           78.6            79.0
                                                      -----------     -----------    -----------     -----------
     Gross margin .................................          22.3            20.5           21.4            21.0
Operating expenses:
  Selling, general and administrative .............          10.7            11.3           11.1            11.6
  Research, development and engineering ...........           1.6             1.8            1.6             1.9
                                                      -----------     -----------    -----------     -----------
     Total operating expenses .....................          12.3            13.1           12.7            13.5
                                                      -----------     -----------    -----------     -----------
     Operating income .............................          10.0             7.4            8.7             7.5
Financing and other income (expense), net .........           0.4             0.1            0.3             0.1
                                                      -----------     -----------    -----------     -----------
  Income before income taxes and extraordinary loss          10.4             7.5            9.0             7.6
Provision for income taxes ........................           3.0             2.2            2.6             2.2
                                                      -----------     -----------    -----------     -----------
  Income before extraordinary loss ................           7.4             5.3            6.4             5.4
Extraordinary loss, net of taxes ..................          (0.2)             --           (0.2)             --
                                                      -----------     -----------    -----------     -----------
  Net income ......................................           7.2             5.3            6.2             5.4
Preferred stock dividends .........................            --              --             --             0.3
                                                      ===========     ===========    ===========     ===========
Net income available to common stockholders .......           7.2%            5.3%           6.2%            5.1%
                                                      ===========     ===========    ===========     ===========

     Net Sales. The third quarter of fiscal 1997 marked the Company's eleventh consecutive quarter of sequential growth in consolidated net sales, increasing 19% over the second quarter of fiscal 1997. Consolidated net sales increased 43% and 42% in the third quarter and the first nine months, respectively, of fiscal 1997 over the comparable periods of fiscal 1996.. The increases are attributable to increased units sold. Unit volumes increased 57% and 51%, respectively, for the third quarter and first nine months of fiscal 1997 over the comparable periods of fiscal 1996, and increased 22% on a quarterly sequential basis. The increase in units sold primarily resulted from strong demand for the Company's products across all product lines. Desktop products remain the primary driver of unit volumes. However, during the third quarter of fiscal 1997, unit growth rates in both the server and notebook product lines exceeded growth rates in desktops, resulting in a slight shift in product mix. Unit volumes in the server product line increased 137% and 100% for the third quarter and first nine months, respectively, of fiscal 1997 over the comparable periods of fiscal 1996, and 44% on a quarterly sequential basis. This growth reflects the Company's aggressive implementation of its server strategy. Unit volumes in the notebook product line also grew significantly, increasing 80% and 63% for the third quarter and first nine months, respectively, of fiscal 1997 over the comparable periods of fiscal 1996, and 40% on a quarterly sequential basis. Growth in unit volumes again reflect the Company's aggressive sales efforts, including pricing actions aimed at winning new customer accounts and increasing the penetration of existing customer accounts. The effect of the increased unit volumes on net sales was partially offset by a decline in average revenue per unit, which decreased 2% on a quarterly sequential basis, 9% when comparing the third quarter of fiscal 1997 to the third quarter of fiscal 1996 and 6% when comparing the first nine months of fiscal 1997 to the comparable period of fiscal 1996.

The decline in average revenue per unit resulted primarily from the Company's pricing actions following significant component cost declines. However, the Company's revenue growth benefited from the slight shift in product mix from desktops to notebook and server product lines during the third quarter of fiscal 1997 versus the second quarter of fiscal 1997 and the third quarter of fiscal 1996.

     Net sales grew in all geographic regions for the third quarter and first nine months of fiscal 1997 compared with the same periods of fiscal 1996, and sequentially over the second quarter of fiscal 1997. After incorporating the results of the Company's foreign currency hedging activities, consolidated net sales (expressed in United States dollars) were not significantly affected in the third quarter or first nine months of fiscal 1997 as a result of fluctuations in foreign currency exchange rates from the comparable periods of the prior fiscal year.

     At October 27, 1996, backlog was $239 million, compared with $161 million at the end of the second quarter of fiscal 1997 and $179 million at the end of the third quarter of fiscal 1996. The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that the backlog at any point in time will translate into sales in any subsequent period, particularly in light of the Company's policy of allowing customers to cancel or reschedule orders without penalty prior to commencement of manufacturing.

     Gross Margin. Gross margin increased $159 million in the third quarter of fiscal 1997 and $353 million in the first nine months of fiscal 1997 from the comparable periods in the prior fiscal year primarily as a result of increased unit volumes. The Company's gross margin as a percentage of consolidated net sales increased to 22.3% and 21.4% for the third quarter and first nine months of fiscal 1997, respectively, compared to 20.5% and 21.0% for the comparable periods of the prior fiscal year and from 22.1% for the second quarter of fiscal 1997. The increase in gross margins is the result of several factors, including component cost declines, partially offset by price reductions, and product mix shift to notebooks, servers and higher-end desktop products. During the third quarter of fiscal 1997, the Company continued to improve its inventory position, reducing its days in inventory to 12 days at the end of the third quarter of fiscal 1997 compared to 14 and 17 days at the end of the second and first quarter, respectively, of fiscal 1997. This enabled the Company to continue to capitalize on significant cost declines of certain components, such as memory, during the first nine months of fiscal 1997.

     Operating Expenses. Selling, general and administrative expenses increased $56 million and $157 million in the third quarter and first nine months, respectively, of fiscal 1997 from the comparable periods of the prior fiscal year. However, selling, general and administrative expenses as a percentage of consolidated net sales decreased to 10.7% and 11.1% in the third quarter and first nine months of fiscal 1997 from 11.3% and 11.6%, respectively, of the comparable periods of the prior fiscal year. Additionally, selling, general and administrative expenses increased $21 million in the third quarter of fiscal 1997 compared to the second quarter of fiscal 1997, while as a percentage of sales decreased to 10.7% from 11.5% over the same period. Throughout the past year, the Company has continued to increase staffing worldwide to meet the demands of its growth and to expand its international presence, resulting in increased compensation-related expenses. Furthermore, the Company has increased spending related to key global information needs. Selling, general, and administrative expenses declined as a percentage of consolidated net sales as a result of the significant net sales growth. Although spending may continue to increase in absolute dollar terms, the Company's goal is to manage operating expenses, over time, relative to our net sales and gross margin.

     Research, development and engineering expenses increased $7 million and $14 million, respectively, in the third quarter and first nine months of fiscal 1997 over the comparable periods in the prior year, primarily as a result of the Company's increased staffing levels and prototype costs to support increased product development activities.

     Financing and Other Income (Expense), Net. The increase in financing and other income (expense), net in the third quarter and first nine months of fiscal 1997 from the comparable periods of the prior fiscal year was primarily due to increased investment income resulting from higher average investment balances and decreased interest expense resulting from the Company's repurchase of $95 million of principal amount of its 11% Senior Notes Due August 15, 2000 (the "Senior Notes") during the second and third quarters of fiscal 1997. See
Note 9 of Notes to Condensed Consolidated Financial Statements for detail regarding financing and other income (expense), net. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding the repurchase of the Senior Notes.

     Income Tax. The Company's effective tax rate for the third quarter and first nine months of both fiscal 1997 and 1996 was 29%.

HEDGING ACTIVITIES

     The results of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the United States dollar. Consequently, the Company conducts a foreign currency hedging program to reduce its exposure to the risk that the dollar-value equivalent of anticipated cash flows will be adversely affected by changes in foreign currency exchange rates. The Company uses foreign currency purchased option contracts and forward contracts in an effort to reduce its exposure to currency fluctuations involving anticipated, but not firmly committed, transactions and transactions with firm foreign currency commitments. Currently, hedges of firmly committed transactions and anticipated, but not firmly committed transactions, do not extend beyond one year. For a discussion regarding how the results of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. dollar and a discussion regarding the Company's hedging program, including the accounting for transactions conducted under such program, see Note 1 and Note 4 included in "Item 8 -- Financial Statements and Supplementary Data" and "Hedging Activities" in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows generated from operating activities were $1.02 billion for the first nine months of fiscal 1997. Operating cash flows for the first nine months of fiscal 1997 benefited from the decline in inventory levels to 12 days at the end of the third quarter of fiscal 1997 compared to 31 days at the end of fiscal 1996 and an increase in accounts payable for the third quarter fiscal 1997 to 52 days from 33 days at the end of fiscal 1996. Additionally, operating cash flows benefited from the decrease in days in accounts receivable to 41 days at the end of the third quarter of fiscal 1997 compared to 42 days at the end of fiscal 1996.

     The Company incurred $82 million of capital expenditures during the first nine months of fiscal 1997, primarily to construct and fit-up facilities and personal computer office equipment. Capital expenditures for fiscal 1997 are expected to be approximately $120 million. The Company believes that its cash and marketable securities and cash flows from operating activities will be adequate to fund its planned fiscal 1997 capital expenditures.

     The Company instituted a stock repurchase program during the first quarter of fiscal 1997, and through the end of the third quarter of fiscal 1997, had repurchased a total of 16.0 million shares of common stock (adjusted to take into account the two-for-one stock split paid on December 6, 1996) for an aggregate purchase price of $336 million. For further discussion regarding the Company's stock repurchase program, see Note 5 of Notes to Condensed Consolidated Financial Statements.

     During the second and third quarters of fiscal 1997, the Company repurchased $95 million principal amount of its Senior Notes. As a result, the Company recorded an extraordinary loss of $9.3 million (net of tax benefit of $5.0 million) during the second quarter of fiscal 1997 and an additional extraordinary loss of $3.6 million (net of tax benefit of $1.9 million) during the third quarter of fiscal 1997. For further discussion, see Note 3 of Notes to Condensed Consolidated Financial Statements.

     During the second quarter of fiscal 1997, the Company entered into a $100 million 364-day revolving credit facility and a $150 million 3-year revolving credit facility. These facilities replace the Company's $200 million bilateral lines of credit, which expired or were terminated during the second quarter of fiscal 1997. Under the new credit agreements, the Company is subject to covenants based on net debt-to-capitalization and interest coverage ratios. Advances under the facilities bear interest at a defined "Base Rate" or at a specified margin over a defined "Eurodollar Rate," depending on the type of advance. Both facility fees and the specified margin on Eurodollar Rate advances vary from time to time depending on the Company's credit ratings and cash conversion rates. No borrowings were outstanding under these facilities since inception of the credit facilities through the end of the third quarter of fiscal 1997.

     Several of the Company's subsidiaries sell certain accounts receivable and related assets to Dell Receivables L.P. ("Dell Receivables"), a wholly-owned subsidiary of the Company. Dell Receivables transfers such accounts receivable and related assets to the Dell Trade Receivables Master Trust (the "Master Trust"). The Master Trust issues certificates evidencing fractional undivided interests therein, which certificates may be sold to investors. This arrangement gives Dell Receivables the ability to raise up to $150 million through the sale of certificates of interest in the Master Trust. Dell Receivables is obligated to pay a commitment fee on the unused portion of the facility. During the third quarter of fiscal 1997, this facility was unused.

     The Company's commitments to use cash include the remaining $5 million outstanding principal amount on its Senior Notes, the repayment of the outstanding balance of a $14 million secured loan, the payment of operating lease commitments and the Company's potential obligation under its stock repurchase program.

     Management believes that the Company will have sufficient resources available to meet its cash requirements through at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

     Statements in this Report that relate to future results or events are based on the Company's current expectations. There are many factors that affect the Company's business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired. These factors include general economic and business conditions; the level of demand for personal computers; the level and intensity of competition in the personal computer industry and the pricing pressures that may result; the ability of the Company to timely and effectively manage periodic product transitions and component availability; the ability of the Company to develop new products based on new or evolving technology and the market's acceptance of those products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period; and the Company's ability to continue to improve its infrastructure (including personnel and systems) to keep pace with the growth in its overall business activities. For a discussion of these and other factors affecting the Company's business and prospects, see "Item 1 -- Business -Factors Affecting the Company's Business and Prospects" in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996.

     The computer industry is characterized by continuing improvements in technology, which result in the frequent introduction of new products, short product life cycles and continual improvement in product price/performance characteristics. Achieving a successful product transition is one of the biggest challenges facing computer companies, and the Company will experience several significant product transitions during the fourth quarter of fiscal 1997. Although the Company has instituted several refinements to its internal processes in an attempt to avoid the types of product transition problems it experienced during the fourth quarter of fiscal 1996, there can be no assurance that the Company will not experience similar problems in the upcoming product transitions. A failure on the part of the Company to effectively manage the periodic transitions will directly affect the demand for the Company's products and the profitability of the Company's operations.

     The Company's ability to maintain a low inventory level and achieve a high number of inventory turns is dependent on many factors, including market demand for the Company's products and the price and availability of component supplies. Some of these factors are beyond the Company's control. Although the Company was successful in managing its inventory to low levels during the first nine months of fiscal 1997, there can be no assurance that the Company will be able to achieve similar success in future periods.

     The Company's ability to maintain low inventory levels during the first nine months of fiscal 1997 enabled the Company to capitalize on significant declines in the cost of certain components, such as memory, which, among other things, has contributed to sequential increases in gross margin percentages through fiscal 1997 despite aggressive pricing. However, as competitors continue to realize the effects of decreased component costs and pass the cost savings to customers through price reductions, the Company may experience some future gross margin pressure.

     The Company has grown, and continues to grow, at a rapid pace. This growth has required the Company to enhance and expand its infrastructure, including its management information systems. The Company's continued success and profitability partly depend on its ability to continue to improve its infrastructure to keep pace with the growth in its overall business activities. Although the Company has spent, and continues to spend, significant amounts on its global information needs, there can be no assurance that the needed enhancements to the Company's management information systems will be completed before the growth of the Company's business outstrips the abilities of the current systems.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         The following exhibits are filed as part of this Report:

   EXHIBIT NO.               DESCRIPTION OF EXHIBIT
   -----------               ----------------------

       11          Statement Re Computation of Per Share Earnings

       27          Financial Data Schedule

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              DELL COMPUTER CORPORATION


December 9, 1996                              /s/ James M. Schneider
                                       ----------------------------------------
                                                 James M. Schneider
                                               Vice President, Finance
                                      (On behalf of the registrant and as chief
                                                accounting officer)

                               INDEX TO EXHIBITS

   EXHIBIT NO.                 DESCRIPTION OF EXHIBIT
   -----------                 ----------------------

       11          Statement Re Computation of Per Share Earnings

       27          Financial Data Schedule