Form 10-K405
period 1997-02-02
DELL COMPUTER CORP
filed 1997-04-07
CIK 826083

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 2, 1997

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

                   ONE DELL WAY, ROUND ROCK, TEXAS 78682-2244
   (Address, including Zip Code, of registrant's principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY
  NON-AFFILIATES OF THE REGISTRANT AS OF APRIL 1, 1997......  $9,218,266,492
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 1,
  1997......................................................     167,471,650

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 1997, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

================================================================================

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

Dell Computer Corporation (the "Company") designs, develops, manufactures, markets, services and supports a wide range of computer systems, including desktops, notebooks and network servers, and also markets software, peripherals and service and support programs. With revenue of $7.8 billion for fiscal 1997 (which ended on February 2, 1997), the Company is the world's leading direct computer systems company and one of the top five computer vendors in the world.

The Company is a Delaware corporation that was incorporated in October 1987, succeeding to the business of a predecessor Texas corporation (also named Dell Computer Corporation) that was originally incorporated in May 1984. Based in Round Rock, Texas, the Company conducts operations worldwide through wholly owned subsidiaries. See "Item 1 -- Business -- Geographic Areas of Operations" below. Unless otherwise specified, references herein to the "Company" are references to the Company and its consolidated subsidiaries. The Company operates in one principal industry segment.

The Company's common stock, par value $.01 per share (the "Common Stock") is listed on The Nasdaq National Market under the symbol "DELL." See "Item
5 -- Market for Registrant's Common Equity and Related Stockholder
Matters -- Market Information" below.

BUSINESS STRATEGY

The Company's business strategy is customer-focused and aims to deliver the best customer experience through direct, comprehensive customer relationships, cooperative research and development with technology partners, custom-built computer systems and service and support programs tailored to customer needs. The Company believes that this approach provides it with several competitive advantages. The approach eliminates the need to support an extensive network of wholesale and retail dealers, thereby avoiding typical dealer mark-ups; avoids the higher inventory costs associated with the wholesale/retail channel and the competition for retail shelf space; and reduces the obsolescence risk associated with products in a rapidly changing technological market. In addition, direct customer contact allows the Company to maintain, monitor and update a database of information about customers and their current and future product and service needs, which can be used to shape future product offerings and post-sale service and support programs.

Comprehensive Customer Relationships

The Company develops and utilizes direct customer relationships to understand end-users' needs and to deliver high quality computer products and services tailored to meet those needs. With respect to major account customers, the relationship generally begins prior to sale, when the Company works with the customer to plan a strategy to meet that customer's current and future technology needs. The direct relationship continues after the sale, as dedicated account teams consisting of sales, customer service and technical personnel continue to support the customer's technology objectives. The Company also establishes direct relationships with small-to-medium business and individual customers, although some of those relationships may not be as extensive as the relationships with major account customers. All of these direct customer relationships provide the Company with a flow of information about its customers' plans and requirements and enable it to weigh their needs against emerging technologies.

Cooperative Research and Development

The Company also develops cooperative, meaningful relationships with the world's most advanced technology companies. Working with these companies, the Company's engineers manage quality, integrate technologies and design and manage system architecture. This cooperative approach allows the Company to determine the best method and timing for delivering new technologies to the market. The Company's goal is to deliver the right technology to its customers at the right time.

Custom-Built Computers

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

Custom-Tailored Service and Support Programs

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

While the Company believes that its business strategy provides it with competitive advantages, there are many factors that may affect the Company's business and the success of its operations. These factors include general economic and business conditions; the level of demand for computers; the level and intensity of competition in the computer industry and the pricing pressures that may result; the ability of the Company to timely and effectively manage periodic product transitions and component availability; the ability of the Company to develop new products based on new or evolving technologies and the market's acceptance of those products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period; and the Company's ability to continue to improve its infrastructure (including personnel and systems) to keep pace with the growth in its overall business activities. For a discussion of these and other factors affecting the Company's business and prospects, see "Item 1 -- Business -- Factors Affecting the Company's Business and Prospects" below.

GEOGRAPHIC AREAS OF OPERATIONS

The Company's products are currently sold in more than 140 countries worldwide. The Company has organized its worldwide operations into four distinct geographic regions to support its customers in each area through fully integrated, regional business units. The Americas region, which is based in Round Rock, Texas, covers the United States, Canada and Latin America. The Europe region, which is based in Bracknell, England, covers the European countries and also some countries in the Middle East and Africa. The Asia Pacific region, which is based in Hong Kong, covers the Far East (exclusive of Japan), Australia and New Zealand. The Japan region covers only Japan and is based in Kawasaki.

The Company's corporate headquarters are located in Round Rock, Texas, and its manufacturing facilities are located in Austin, Texas; Limerick, Ireland; and Penang, Malaysia. See "Item 2 -- Properties" below.

For financial information about the results of the Company's operations by geographic region for each of the last three fiscal years, see Note 10 of Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data."

During fiscal 1997, the Company extended its direct-to-the-customer operations into five new countries in the Asia-Pacific region. The Company intends to continue to expand its international activities by increasing its market presence in existing markets through strengthening its marketing and sales programs, by improving its infrastructure, by pursuing additional distribution opportunities and by entering new markets. International activities are subject to special risks. See "Item 1 -- Business -- Factors Affecting the Company's Business and Prospects" below.

PRODUCT PORTFOLIO

The Company offers a wide range of computer systems, including desktops, notebooks and network servers, as well as software, peripherals and service and support programs.

Desktop Computer Systems

The OptiPlex(R) line of desktop computer systems is the Company's mainstream offering for corporate, institutional and other major account customers who require highly reliable systems for use in a networked environment. The OptiPlex line consists of three series, all of which utilize Intel Corporation's Pentium(R) or Pentium Pro processors. The OptiPlex GX Pro series, which is the most advanced series in the OptiPlex line, utilizes Pentium Pro processors in single or dual processor configurations and is designed for optimal performance with 32-bit operating systems. The OptiPlex GXi and OptiPlex Gs series utilize Pentium processors or Pentium processors with MMX(TM) technology and are designed for mainstream business users, particularly those with sophisticated multimedia requirements. All systems in the OptiPlex line utilize the Company's no-tool OptiFrame(TM) chassis, facilitating servicing and upgrades. The OptiFrame chassis is built entirely from recyclable materials.

The Company has three lines of desktop computer systems that are designed primarily for small-to-medium businesses and individual users. The Dell Dimension(TM) XPS Pro line utilizes Pentium Pro processors for optimal 32-bit computing. The Dell Dimension XPS line utilizes Pentium processors with MMX technology and is targeted at technologically sophisticated users. The Dell Dimension line utilizes Pentium processors or Pentium processors with MMX technology and is designed for the more value-oriented user.

Notebook Computers

The Company offers three lines of notebook or portable computers, all of which utilize Pentium processors. The systems within the Latitude(R) XPi CD line contain internal CD-ROM drives and are designed for users with sophisticated multimedia requirements in both a mobile and networked environment. The Latitude XPi line is designed for the more mainstream business user with both mobile and networking requirements. The Latitude LM line is designed for business users who operate primarily in a mobile environment and is available with MMX technology.

Servers

The PowerEdge(R) line of network servers consists of industry-standard systems that can operate as file servers, database servers, applications servers and communications/groupware servers in a networked computing environment. The PowerEdge 6100 system, the Company's top-of-the-line server, may be configured with up to four Pentium Pro processors in a rack-mountable or floor-standing chassis. The PowerEdge 4100 system, the Company's mid-range server, may be configured with either one or two Pentium Pro processors in a rack-mountable or floor-standing chassis. The PowerEdge 2100 system, the Company's entry-level server, utilizes single Pentium Pro processors.

Software and Peripheral Products

In addition to its own branded products, the Company offers a broad range of software and peripheral products through its DellWare(R) program. Through DellWare, the Company offers thousands of the most popular software packages and hardware and communication peripherals. The Company's ReadyWare(SM) program is a collection of more than 50 popular software applications and interface cards that can be factory-installed on any computer system the Company sells.

Service and Support

The Company enhances its product offerings with a number of specialized services, including custom hardware and software integration and network installation and support. The Company offers next-business-day delivery, as well as an extended training and support program on many of its software offerings. For additional discussion of the Company's service and support programs, see "Item 1 -- Business -- Service and Support" below.

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

Major Accounts

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

Net sales to major account customers totaled $4.9 billion in fiscal 1997, $3.4 billion in fiscal 1996 and $2.3 billion in fiscal 1995, representing a 45% increase from fiscal 1996 to fiscal 1997 and a 45% increase from fiscal 1995 to fiscal 1996. As a percentage of consolidated net sales, sales to this customer group represented approximately 63% in fiscal 1997, 63% in fiscal 1996 and 67% in fiscal 1995.

Small-to-Medium Businesses and Individuals

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

Net sales to small-to-medium business and individual customers totaled $2.9 billion in fiscal 1997, $1.9 billion in fiscal 1996 and $1.2 billion in fiscal 1995, representing a 49% increase from fiscal 1996 to fiscal 1997 and a 67% increase from fiscal 1995 to fiscal 1996. As a percentage of consolidated net sales, sales to this customer group represented approximately 37% in fiscal 1997, 37% in fiscal 1996 and 33% in fiscal 1995.

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

Standard Programs

Most of the Company's systems include a standard one-year, next-business-day, on-site service contract. In addition, basic warranty coverage for many systems includes a three-year limited warranty, while some systems are covered by a one-year limited warranty. The three-year warranties include one year of parts and labor coverage and two additional years of parts only coverage, while the one-year warranties include a year of parts and labor coverage and can be upgraded to include years two and three with parts and labor coverage or parts-only coverage. The Company also provides a 30-day "Total Satisfaction" money back guarantee for any end-user customer buying directly from the Company.

The Company's SelectCare(R) service and support program is available for all desktop and notebook systems. This program has offerings that come standard with the Company's systems, including a toll-free hardware support line that is accessible 24 hours a day, 7 days a week for the life of all of the Company's systems. The technical specialists staffing this line maintain close contact with the Company's marketing, manufacturing and product design groups and have on-line access to each customer's original system configuration and service history. Customers purchasing notebook computer systems are provided with access to a separate, dedicated toll-free line staffed with mobile computing technicians 24 hours a day, 7 days a week.

The Company's BusinessCare(SM) and BusinessCare Plus programs are standard warranty upgrades available to PowerEdge server customers. The BusinessCare program includes one year of next-business-day parts and labor on-site service, two additional years of parts delivery service and five full assistance calls to the Company's DirectLine(SM) network operating system support technicians. The BusinessCare Plus program includes three years of four-hour, same-day service, as well as five full assistance calls to DirectLine.

The Company offers alternative support avenues through the Internet on the Company's World Wide Web server (http://www.dell.com) and through many of the on-line subscription services such as CompuServe, America Online and Prodigy. The Company also provides customers anytime access to the Company's bulletin board for technical information that is menu-driven and fully interactive and to its TechFax system (a fax-back service) and its AutoTech system (an interactive voice response unit).

Many of the Company's systems include software that helps customers to diagnose and communicate system problems. Several systems also include a built-in diagnostics program that can provide on-line information about system malfunctions.

Additional Options

Recognizing that customer service and support requirements vary, the Company offers customers the opportunity to customize their SelectCare or BusinessCare program by selecting additional levels of service and support to satisfy their individual needs. Customers may supplement the standard one-year service contract with extended service contracts providing up to four additional years of next-business-day, on-site service.

Through the DellPlus program, the Company offers specialized services designed to satisfy customers' unique hardware and software integration requirements. With this program, a customer's particular integration requirements (whether hardware related, such as specialized network cards, video and graphic boards, modems, tape drives or hard drives; or software related, such as customer proprietary software applications or drivers) can be satisfied at the time the customer's systems are manufactured. This is in addition to the Company's ReadyWare program, which is a collection of more than 50 popular software applications and interface cards that can be factory-installed.

The Company offers around-the-clock software support on its most popular software applications. Single users may subscribe to this support on a 90-day or one-year basis, while multi-user groups can arrange for hourly blocks of access.

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

MANUFACTURING

The Company operates manufacturing facilities in Austin, Texas; Limerick, Ireland; and Penang, Malaysia. During fiscal 1997, the Company began construction of an additional 285,000 square-foot manufacturing facility in Austin. This new facility is expected to begin production in the first half of fiscal 1998 and will manufacture desktop systems for the Americas region.

The Company's manufacturing process consists of assembly, functional testing and quality control of the Company's computer systems. Testing and quality control processes are also applied to components, parts and subassemblies obtained from suppliers. The Company's build-to-order manufacturing process is designed to allow the Company to quickly produce customized computer systems and to achieve rapid inventory turnover and reduced inventory levels, which lessen the Company's exposure to the risk of declining inventory values. This flexible manufacturing process also allows the Company to incorporate new technologies or components into its product offerings quickly. The build-to-order manufacturing process makes it more difficult, however, for the Company to achieve the same manufacturing efficiencies as computer manufacturers that sell standardized products in high volume.

The Company contracts with various suppliers to manufacture unconfigured base Latitude notebook computers and then custom configures these systems for shipment to customers.

Quality control is maintained through the testing of components, parts and subassemblies at various stages in the manufacturing process. Quality control also includes a burn-in period for completed units after assembly, on-going production reliability audits, failure tracking for early identification of production and component problems and information from the Company's customers obtained through its direct relationships and service and support programs. The Company conducts a voluntary vendor certification program, under which qualified vendors commit to meet defined quality specifications. All of the Company's manufacturing facilities have been certified as meeting ISO 9002 quality standards.

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

The Company bases its product development efforts on cooperative, meaningful relationships with the world's most advanced technology companies. These working partnerships allow the Company to use its direct marketing model and build-to-order manufacturing process to deliver, on a timely and cost-effective basis, those emerging technologies that are most relevant to its customers.

During fiscal 1997, the Company incurred $126 million in research, development and engineering expenses, compared with $95 million for fiscal 1996 and $65 million for fiscal 1995. The amount the Company spends on research, development and engineering activities, which the Company believes to be important to its continued success and growth, is determined as part of the annual budget process and is based on cost-benefit analyses and revenue forecasts. The Company prioritizes activities to focus on projects that it believes will have the greatest market acceptance and achieve the highest return on the Company's investment.

PATENTS, TRADEMARKS AND LICENSES

The Company holds 230 U.S. patents and eight foreign patents. At February 2, 1997, the Company had 314 U.S. patent applications pending and 40 foreign applications pending in several European and Asian countries. The Company's United States patents expire in years 2005 through 2014. The inventions claimed in those patents and patent applications cover aspects of the Company's current and possible future computer system products and related technologies. The Company is developing a portfolio of patents that it anticipates will be of value in negotiating intellectual property rights with others in the industry.

The Company has obtained U.S. federal trademark registration for its DELL word mark and its Dell logo mark. The Company owns registrations for 17 of its other marks in the United States. As of February 2, 1997, the Company had pending applications for registration of eight other trademarks. The DELL word mark, Dell logo and other trademark and service mark registrations in the United States may be renewed as long as the mark continues to be used in interstate commerce. The Company believes that establishment of the DELL mark and logo in the United States is material to the Company's operations. The Company has also applied for or obtained registration of the DELL mark and several other marks in approximately 175 other countries or jurisdictions where the Company conducts or anticipates expanding its international business. The Company has also taken steps to reserve corporate names and to form non-operating subsidiaries in certain foreign countries where the Company anticipates expanding its international business. The Company is precluded from obtaining a registration for trademarks consisting of or incorporating the term "Dell" in certain foreign countries, although the Company does not believe that its inability to register "Dell" as a trademark in such countries will have a material adverse effect on its business.

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

The Company has entered into non-exclusive licensing agreements with Microsoft Corporation for various operating system and application software. The Company has also entered into various other software licensing agreements with other companies.

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

INFRASTRUCTURE

Management Information Systems

The Company's management information systems enable the Company to track each unit sold from the initial sales contacts, through the manufacturing process to post-sale service and support. The system assists the Company in tracking key information about many of its customers. The Company is able to target marketing activities specifically to particular types of customers using its database to assess purchasing trends, advertising effectiveness and customer and product groupings. This database, unique to the Company's direct model, allows the Company to gauge customer satisfaction issues and also provides the opportunity to test new propositions in the marketplace prior to product or service introductions. The Company continually analyzes updates and enhancements of its management information systems to more fully integrate them on an enterprise-wide basis, to reduce redundancy and to incorporate enhanced functionality. See "Item 1 -- Business -- Factors Affecting the Company's Business and Prospects -- Strength of Infrastructure" below.

Employees

At February 2, 1997, the Company had approximately 10,350 full-time employees. Approximately 7,100 of those employees were located in the United States, and approximately 3,250 were located in other countries. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

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

The Company's business also is subject to regulation by various other federal and state governmental agencies. Such regulation includes the anti-trust regulatory activities of the U.S. Federal Trade Commission and Department of Justice, the import/export regulatory activities of the U.S. Department of Commerce and the product safety regulatory activities of the U.S. Consumer Products Safety Commission.

The Company also is required to obtain regulatory approvals in other countries prior to the sale or shipment of products. In certain jurisdictions, such requirements are more stringent than in the United States. Many developing nations are just beginning to establish safety, environmental and other regulatory requirements, which may vary greatly from U.S. requirements.

BACKLOG

At the end of fiscal 1997, backlog was $222 million, compared with backlog of $102 million at the end of fiscal 1996. The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that the backlog at any point in time will translate into sales in any subsequent period, particularly in light of the Company's policy of allowing customers to cancel or reschedule orders without penalty prior to commencement of manufacturing.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

There are many factors that affect the Company's business and the results of its operations. The following is a description of some of the important factors that may cause the actual results of the Company's operations in future periods to differ materially from those currently expected or desired.

General Economic Conditions

The Company's business partly depends on general economic and business conditions. Most of the Company's sales are to major corporate, government, education and medical customers and small-to-medium businesses. General economic conditions that cause such customers to reduce or delay their investments in computer systems could have a negative effect on the Company's strength and profitability.

Industry Growth and Demand

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

Growth of the Direct Channel

The Company's future success partly depends on the continued growth of direct channels for the distribution of computer systems and related products. While the Company's direct marketing approach has gained acceptance among a large number of customers who are comfortable purchasing directly from the manufacturer, the approach may not appeal to buyers who desire physical access to products prior to purchase. The Company believes that these buyers consist primarily of certain small-to-medium businesses and individuals, particularly those making their first computer purchase. The Company has no current plans or intention to market its products through traditional indirect distribution channels, and there can be no assurance that it would be able to establish a significant presence in those channels if it became necessary or desirable in the future. There can be no assurance that worldwide direct marketing channels will grow or that the Company's distribution strategy will continue to be successful.

Competition

The computer industry is highly competitive. Principal competitive factors include product performance, quality and reliability, customer service and support, marketing and distribution capabilities and price. There can be no assurance that the Company will be able to maintain or improve its current competitive position with respect to any of these or other competitive factors. Some of the Company's competitors have stronger brand-recognition, greater financial, marketing, manufacturing and technological resources, broader product lines and larger installed customer bases than does the Company. This intense competition could result in loss of customers or pricing pressures, which would negatively affect the Company's results of operations.

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

International Activities

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

Condition and Results of Operations -- Hedging Activities" and Note 2 of Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data."

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

The Company's net sales in a given quarter are largely dependent on customer orders received in that quarter, and operating expenditures are primarily based on forecasts of customer demand. If demand does not meet the Company's expectations in any given period, the sales shortfall may result in an increased effect on operating results if the Company is unable to adjust operating expenditures quickly enough to compensate for such a shortfall.

Product, Customer and Geographic Mix

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

Technological Changes and Product Transitions

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

The Company believes that its success is largely dependent upon continued growth of its notebook product line, its ability to continue to expand its presence in the network server market and its ability to continue to efficiently manage product transitions and other technological advancements as they become commercially available. There can be no assurance that product technologies will be available to the Company, that the Company will be able to deliver commercial quantities of computer products in a timely manner or that such products will achieve market acceptance.

Inventory Levels

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

Supply Sources

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

The Company has several single supplier relationships, and the lack of availability of timely and reliable supply of components from these sources could adversely affect the Company's business. In some cases, alternative sources of supply are not available for some of the Company's single-sourced components. In other cases, the Company may establish a working relationship with a single source even when multiple suppliers are available, if the Company believes it is advantageous to do so due to performance, quality, support, delivery, capacity or price considerations. Where alternative sources are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays, which could adversely affect the Company's manufacturing processes and results of operations.

The Company occasionally experiences delays in receiving certain components, which can cause delays in the shipment of some products to customers. Also, the Company has occasionally received defective components, which can affect the reliability and reputation of its products. There can be no assurance that the Company will be able to continue to obtain additional supplies of reliable components in a timely or cost-effective manner. See Note 9 of Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data."

Credit Risk on Derivative Instruments

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

Product Development Activities

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

Strength of Infrastructure

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

Government Regulation

Any delays or failures in obtaining necessary approvals from U.S. federal governmental agencies or from foreign jurisdictions may adversely affect the Company's ability to successfully market and sell its products and may impede or preclude the Company's efforts to penetrate new markets. There can be no assurance that such failures or delays will not occur in the future.

Patent Rights

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

TRADEMARKS AND SERVICEMARKS

Several United States trademarks appear in this Report. Dell, the Dell logo, OptiPlex, Latitude and PowerEdge are registered trademarks of the Company, and DellWare, ReadyWare and SelectCare are registered service marks. Dell Dimension and OptiFrame are trademarks of the Company, and BusinessCare and DirectLine are service marks. This Report also contains trademarks and tradenames of other entities; the Company disclaims proprietary interest in the marks and names of others.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of each of the persons who were serving as executive officers of the Company as of April 1, 1997.

              NAME                 AGE                            POSITION
---------------------------------  ---   -----------------------------------------------------------
Michael S. Dell..................  32    Chairman of the Board, Chief Executive Officer and Director
Morton L. Topfer.................  60    Vice Chairman
Eric F. Harslem..................  51    Senior Vice President, Product and Technology Strategy
Michael D. Lambert...............  50    Senior Vice President, Server Group
D. Scott Mercer..................  46    Senior Vice President, Desktop Business Unit
Thomas J. Meredith...............  46    Senior Vice President and Chief Financial Officer
Martyn R. Ratcliffe..............  35    Senior Vice President, General Manager -- Europe
Kevin B. Rollins.................  44    Senior Vice President, General Manager -- Americas
Hiroshi Fukino...................  55    Vice President, General Manager -- Japan
Thomas B. Green..................  42    General Counsel and Secretary
Jerome N. Gregoire...............  45    Vice President and Chief Information Officer
Phillip E. Kelly.................  39    Vice President, General Manager -- Asia Pacific
John K. Medica...................  38    Vice President, Chief Operating Officer -- Japan
Julie A. Sackett.................  53    Vice President, Human Resources
James M. Schneider...............  44    Vice President, Finance and Corporate Controller
Alex C. Smith....................  37    Vice President, Treasurer

Set forth below is biographical information about each of the Company's executive officers.

Michael S. Dell. Mr. Dell has been Chairman of the Board, Chief Executive Officer and a Director of the Company since May 1984. Mr. Dell founded the Company in 1984 while attending the University of Texas at Austin. He is a member of the Board of Directors of the United States Chamber of Commerce and the Computerworld/Smithsonian Awards.

Morton L. Topfer. Mr. Topfer has been Vice Chairman of the Company since June 1994. In this position, Mr. Topfer shares the office of the Chief Executive Officer with Mr. Dell. For 23 years prior to joining the Company, Mr. Topfer held various positions with Motorola, Inc., last serving as Corporate Executive Vice President and President of the Land Mobile Products Sector. Before joining Motorola in 1971, Mr. Topfer spent 11 years with RCA Laboratories in various research and development and management positions. He began his professional career as a research engineer with Kollsman Instruments Corporation in New York. Mr. Topfer received a Bachelor of Science degree in Physics from Brooklyn College and a Master of Science degree in Physics from the Polytechnic Institute of Brooklyn. He is a member of the board of directors of Autodesk, Inc. and DSC Corporation.

Eric F. Harslem. Mr. Harslem joined the Company as Senior Vice President, Product Group in June 1993 and was named Senior Vice President, Product and Technology Strategy in May 1996. For ten years prior to joining the Company, he held several key positions with Apple Computer Corporation, most recently serving as Vice President of the Macintosh Desktop Division, where he was responsible for all aspects of the division's business, including financial management and product design, development and marketing. For 15 years prior to joining Apple, Mr. Harslem held several design and management positions with Xerox Corporation and with Rand Corporation. Mr. Harslem received a Bachelor of Science degree in Engineering from the California Institute of Technology and a Master of Science degree in Computer Science from the University of Wisconsin.

Michael D. Lambert. Mr. Lambert joined the Company in October 1996 as Senior Vice President, Server Group. In this position, Mr. Lambert is responsible for further developing a worldwide server business for the Company. Prior to joining the Company, Mr. Lambert held various officer positions with Compaq Computer Corporation, last serving as Vice President of North American Marketing. Prior to joining Compaq in 1994, Mr. Lambert served four years as general manager of the large computer products division for NCR Corporation. Mr. Lambert's more than 28 years' experience in the computer systems industry also includes senior positions with Arix Corporation in San Jose, California, a manufacturer of multiprocessor UNIX-based systems, and Convergent Technologies, also in San Jose, California. Mr. Lambert received a bachelor's degree in business administration from the University of Kentucky in Lexington.

D. Scott Mercer. Mr. Mercer joined the Company in June 1996 and holds the position of Senior Vice President, Desktop Business Unit. In this position, Mr. Mercer is responsible for the development and marketing of the Company's desktop computer products. Prior to joining the Company, Mr. Mercer served as Executive Vice President and Chief Financial and Administrative Officer for Western Digital Corporation. Before joining Western Digital in 1991, Mr. Mercer was Senior Vice President and Chief Financial Officer of Businessland, Inc. From 1983 to 1990, Mr. Mercer held various positions with LSI Logic Corporation, last serving as Vice President and Chief Financial Officer. Prior to 1983, Mr. Mercer was a senior manager with Price Waterhouse. Mr. Mercer received a bachelor's degree in accounting from California State University at Pomona in 1974.

Thomas J. Meredith. Mr. Meredith joined the Company in November 1992 as Chief Financial Officer. He also served as Treasurer of the Company from November 1992 until March 1994. In September 1995, Mr. Meredith was named Senior Vice President, Finance and Information Systems and retained the position of Chief Financial Officer. In July 1996, Mr. Meredith's title was changed to Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Meredith was Vice President and Treasurer of Sun Microsystems, Inc. from April 1990 to November 1992 and held various financial positions with Amdahl Corporation before that time, last serving as President of Amdahl Capital Corporation. His background also includes the positions of Director of Tax Research and Planning for Castle and Cooke, Inc. and Senior Tax Consultant for Arthur Young & Company. Mr. Meredith received a Bachelor of Science degree in political science from St. Francis College in Loretto, Pennsylvania, a Juris Doctor degree from Duquesne University and a Master of Law degree in Taxation from Georgetown University.

Martyn R. Ratcliffe. Mr. Ratcliffe joined the Company in January 1994 as Vice President, Europe, was named Vice President, General Manager -- Europe in March 1995 and was named Senior Vice President, General Manager -- Europe in March 1996. Prior to joining the Company, Mr. Ratcliffe served as the President and Chief Operating Officer of Zeos International Ltd. from November 1992 to December 1993 and Chief Operating Officer of VTech Computers Inc. from February 1992 to October 1992. Mr. Ratcliffe also held various positions with Technophone Ltd. and Nokia Mobile Phones, which acquired Technophone Ltd., from June 1988 to December 1991. Mr. Ratcliffe received a Bachelor of Science degree in Physics from the University of Bath, Avon, U.K., and a Master in Business Administration degree from the City University Business School, London, U.K.

Kevin B. Rollins. Mr. Rollins joined the Company in April 1996 as Senior Vice President, Corporate Strategy and was named Senior Vice President, General Manager -- Americas in May 1996. For 12 years prior to joining the Company, Mr. Rollins was employed by Bain and Company, an international strategy consulting firm, most recently serving as a director and partner. Mr. Rollins received a Master of Business Administration degree and Bachelor's degrees in Humanities and Civil Engineering from Brigham Young University.

Hiroshi Fukino. Mr. Fukino joined the Company in September 1994 as Chairman and Representative Director of Dell Computer K.K., the Company's Japanese subsidiary. Mr. Fukino was named Vice President, General Manager -- Japan in May 1995. For 19 years prior to joining the Company, Mr. Fukino was employed by Seiko Instruments USA Inc., last serving as Chairman and Chief Executive Officer. Mr. Fukino is a graduate of Hitotsubashi University and of the Advanced Management Program at the Harvard Business School.

Thomas B. Green. Mr. Green joined the Company in August 1994 as General Counsel and Secretary. Before joining the Company, Mr. Green served as Executive Vice President and General Counsel of Chicago Title & Trust Company, where he was employed from October 1992 to July 1994, and as Executive Vice President and General Counsel of Trammell Crow Company from October 1990 to October 1992. From February 1989 to October 1990, Mr. Green was employed by the law firm of Jones, Day, Reavis & Pogue, Dallas, Texas, last serving as a partner in that firm. His background also includes a term as law clerk to former United States Supreme Court Chief Justice Warren Berger. Mr. Green received a Bachelor of Arts degree in English and a Juris Doctor degree from the University of Utah.

Jerome N. Gregoire. Mr. Gregoire joined the Company in July 1996 as Vice President and Chief Information Officer. In this position, Mr. Gregoire is responsible for the Company's worldwide information systems. For 10 years prior to joining the Company, Mr. Gregoire held various positions with PepsiCo, Inc., most recently serving as Vice President of Information Systems for Pepsi-Cola Company, the beverage division of the PepsiCo family. While at PepsiCo, Mr. Gregoire also served as Vice President of Management Information Systems for PepsiCo Food Systems, supporting the worldwide Kentucky Fried Chicken, Pizza Hut and Taco Bell operations. Mr. Gregoire's previous experience also includes positions as Vice President of the systems group for Dean Research Corporation, a Kansas City-based specialist in computer-controlled materials handling, primarily to the aerospace industry; and as Vice President of Information Systems for Kraft/CDC Foodservice, also based in Kansas City.

Phillip E. Kelly. Mr. Kelly joined the Company in November 1994 as Vice President, General Manager -- Asia Pacific. For 14 years prior to joining the Company, Mr. Kelly held various positions with Motorola, Inc., last serving as Vice President and General Manager for the North Asian Division of the Land Mobile Products Sector, based in Hong Kong. Mr. Kelly received a Bachelor of Business Administration degree from the University of San Diego.

John K. Medica. Mr. Medica joined the Company in March 1993 as Vice President of the Company's Portable Products Group. He was named Vice President, Chief Operating Officer -- Japan in March 1996. For ten years prior to joining the Company, Mr. Medica held various positions with Apple Computer Corporation, last serving as Senior Director for Macintosh portable engineering. Prior to joining Apple, Mr. Medica served as a project manager for Altus Corporation in San Jose, California. Mr. Medica received a Bachelor of Science degree in Engineering from Manhattan College and a Master of Business Administration degree from Wake Forest University.

Julie A. Sackett. Ms. Sackett joined the Company in November 1994 as Vice President, Human Resources. From October 1992 to November 1994, Ms. Sackett served as Vice President of Human Resources of Sequent Computer Systems, Inc. For 18 years prior to that time, she held a series of human resource management positions with Motorola, Inc., including Vice President of Corporate Compensation and Benefits, Vice President of Personnel Services for the Semiconductor Sector and Vice President and Director of Human Resources and Security for the Government Electronics Group. Prior to joining Motorola, Ms. Sackett held various human resource positions with Syntex U.S.A., Inc. and Fairchild Camera. Ms. Sackett received a Master of Business Administration degree from the University of Chicago. Ms. Sackett has been President of the American Compensation Association and served for two years on the President's Commission on Compensation of Career Federal Executives.

James M. Schneider. Mr. Schneider joined the Company in October 1996 as Vice President, Finance and Corporate Controller. In this position, Mr. Schneider is responsible for planning, management reporting and related systems, risk management and worldwide financial controls. For three years prior to joining the Company, Mr. Schneider was with MCI Communications Corporation, last serving as Senior Vice President of Corporate Finance. For 19 years prior to joining MCI, Mr. Schneider was associated with Price Waterhouse LLP, serving as a partner for 10 years. Mr. Schneider earned a bachelor's degree in accounting from Carroll College and is a Certified Public Accountant. He is a member of the board of directors of General Communications, Inc.

Alex C. Smith. Mr. Smith has been employed by the Company since April 1991, serving as Finance Manager from April 1991 to November 1993 and Director of Treasury Operations from November 1993 to November 1995, when he was named Vice President, Treasurer. Prior to joining the Company, Mr. Smith held various treasury management positions with Electronic Data Systems Corporation and Commodore International Ltd. Mr. Smith received a Bachelor of Science and Business Administration degree in Economics from the University of Florida and a Master of International Management degree in Finance from the American Graduate School of International Management.

ITEM 2 -- PROPERTIES

The Company's principal offices and U.S. manufacturing and warehousing facilities are located in the Austin, Texas area. At February 2, 1997, the Company had a total of approximately 1.7 million square feet of office, manufacturing and warehouse space under lease in several buildings in Austin and Round Rock, Texas. The expiration dates of such leases range from June 1997 to March 2005. The Company owns 360 acres of land in Round Rock, Texas (north of Austin), on which is located a 235,000-square-foot office building completed in August 1994, a 240,000-square-foot office building completed in November 1995 and 392,000-square-foot office building completed in August 1996. The buildings on the Round Rock acreage house the Company's sales, marketing and support staff for the Americas region, as well as the Company's executive headquarters and administrative support functions. The Company also leases a total of approximately 54,000 square feet of office space in Canada and Mexico.

As of February 2, 1997, the Company's other international facilities consisted of (a) approximately 290,000 square feet of leased office space in 25 countries (with lease expiration dates ranging from 1997 to 2018), (b) a Company owned 300,000-square-foot manufacturing and warehousing facility in Limerick, Ireland and (c) a Company owned 238,000-square-foot combination office and manufacturing facility in Penang, Malaysia. The land on which the Penang facility is located has been leased for a term of 58 years (commencing February 1995) from the State Authority of Penang.

The Company is evaluating other opportunities to expand facilities in anticipation of increasing needs. The Company believes that it can readily obtain appropriate additional space as may be required at competitive rates.

ITEM 3 -- LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. The Company's management does not expect that the results in these legal proceedings will have a material adverse effect on the Company's financial condition or results of operations.

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

In June 1995, the Company was named in a class action complaint filed in State District Court in Travis County, Texas, alleging that the Company included "used parts" in its "new" computer systems and failed to adequately inform its customers and prospective customers of that practice. According to the complaint, these facts constitute fraud, negligent misrepresentation, breach of contract and breach of warranty. The plaintiffs seek refund of the purchase price for computer systems purchased from the Company, damages in an unspecified amount, injunctive relief, interest and attorneys' fees. The Company plans to vigorously contest the allegations of the complaint. To date, no discovery has occurred and it is too early for the Company to adequately evaluate the likelihood of the plaintiffs' prevailing on their claims. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Common Stock is traded on The Nasdaq National Market under the symbol "DELL." Information regarding the market prices of the Company's Common Stock may be found in Note 12 of Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data."

HOLDERS

As of April 1, 1997, there were 3,662 holders of record of the Common Stock.

DIVIDENDS

The Company has never paid cash dividends on its Common Stock. The Company intends to retain earnings for use in its business and, therefore, does not anticipate paying any cash dividends on the Common Stock for at least the next twelve months.

On each of November 12, 1996 and October 9, 1995, the Company's Board of Directors declared a two-for-one split of the Company's Common Stock in the form of a 100% stock dividend to stockholders of record as of November 25, 1996 and October 20, 1995, respectively. The distribution of such dividends occurred on December 6, 1996 and October 27, 1995, respectively.

ITEM 6 -- SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The information set forth below is not necessarily indicative of the results of future operations.

                                                                     FISCAL YEAR ENDED
                                            -------------------------------------------------------------------
                                            FEBRUARY 2,   JANUARY 28,   JANUARY 29,   JANUARY 30,   JANUARY 31,
                                               1997          1996          1995          1994          1993
                                            -----------   -----------   -----------   -----------   -----------
                                                           (IN MILLIONS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Net sales...............................    $7,759        $5,296        $3,475        $2,873        $2,014
  Gross margin............................    $1,666        $1,067        $  738        $  433        $  449
  Operating income (loss).................    $  714        $  377        $  249        $  (39)       $  139
  Income (loss) before extraordinary
     loss.................................    $  531        $  272        $  149        $  (36)       $  102
  Net income (loss).......................    $  518        $  272        $  149        $  (36)       $  102
  Income (loss) before extraordinary loss
     per common share(a)(b):
       Primary............................    $ 2.77        $ 1.34        $  .85        $ (.27)       $ 0.65
       Fully diluted......................    $ 2.70        $ 1.32        $  .79        $   --        $   --
  Weighted average shares outstanding(a):
       Primary............................     191.8         194.2         166.2         149.3         156.9
       Fully diluted......................     197.1         197.4         189.3            --            --
Statement of Financial Position Data:
  Working capital.........................    $1,089        $1,018        $  718        $  510        $  359
  Total assets............................    $2,993        $2,148        $1,594        $1,140        $  927
  Long-term debt..........................    $   18        $  113        $  113        $  100        $   48
  Total stockholders' equity..............    $  806        $  973        $  652        $  471        $  369

------------------------------

(a) All share and per share information has been retroactively restated to reflect the two-for-one split of the Common Stock in December 1996. See Note 6 of Notes to Consolidated Financial Statements.

(b) Excludes extraordinary loss of $0.07 per common share for fiscal 1997. See
    Note 2 of Notes to Consolidated Financial Statements.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's goal is to maximize shareholder value through a strategy that focuses on a balance of three priorities: liquidity, profitability and growth. The Company has clearly demonstrated strong performance in each of these objectives, illustrating the fundamental advantages of the direct business model. The following discussion provides information that management believes is relevant to an understanding of the Company's consolidated financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements.

The following table summarizes the results of the Company's operations for each of the past three fiscal years. All percentage amounts were calculated using the underlying data in thousands.

                                                                    FISCAL YEAR ENDED
                                              -------------------------------------------------------------
                                              FEBRUARY 2,              JANUARY 28,              JANUARY 29,
                                                 1997       INCREASE      1996       INCREASE      1995
                                              -----------   --------   -----------   --------   -----------
                                                                  (DOLLARS IN MILLIONS)
Net sales....................................    $7,759        47%       $5,296         52%       $3,475
Gross margin.................................    $1,666        56%       $1,067         45%       $  738
  Gross margin as a percentage of net
     sales...................................      21.5%                   20.2%                    21.2%
Operating expenses...........................    $  952        38%       $  690         41%       $  489
  Operating expenses as a percentage of net
     sales...................................      12.3%                   13.1%                    14.1%
Operating income.............................    $  714        90%       $  377         51%       $  249
  Operating income as a percentage of net
     sales...................................       9.2%                    7.1%                     7.1%
Net income available to common
  stockholders...............................    $  518        99%       $  260         85%       $  140

Net Sales

The Company has become one of the top five computer vendors in the world as a result of its continued sales growth. The increases in consolidated net sales for both fiscal 1997 and fiscal 1996 were primarily attributable to increased units sold. Unit volumes increased 55% and 48% for fiscal 1997 and fiscal 1996, respectively.

The unit volume growth in fiscal 1997 resulted from strong demand for the Company's products across all product lines. This growth reflects the Company's aggressive sales efforts, including pricing actions aimed at winning new customer accounts and increasing the penetration of existing customer accounts. While desktop products remain the primary driver of unit volumes (comprising 86% of total units shipped during fiscal 1997), the growth rates in both the server and notebook product lines exceeded the growth rate in desktops during fiscal 1997. Unit sales of notebook computers and server products increased 70% and 160%, respectively, during fiscal 1997.

The effect of the increased unit volumes on consolidated net sales was partially offset by a decline in average revenue per unit, which decreased 6% for fiscal 1997 compared with fiscal 1996. The decline in average revenue per unit resulted primarily from the Company's pricing actions following significant component cost declines.

The unit volume increase in fiscal 1996 was due primarily to increased demand for the Company's desktop and notebook computer products. Furthermore, the increase in net sales in fiscal 1996 was partially attributable to an increase in average revenue per unit of 3%, resulting from an increase in the mix of system revenue from Pentium-processor based products as well as from notebook computers.

The Company experienced growth in net sales in all geographic regions in both fiscal 1997 and fiscal 1996. The following table summarizes the Company's net sales by geographic area for each of the past three fiscal years:

                                                           FISCAL YEAR ENDED
                                            -----------------------------------------------
                                             FEBRUARY 2,      JANUARY 28,      JANUARY 29,
                                                1997             1996             1995
                                            -------------    -------------    -------------
                                                         (DOLLARS IN MILLIONS)
Net sales:
  Americas................................  $ 5,279    68%   $ 3,474    66%   $ 2,400    69%
  Europe..................................    2,004    26%     1,478    28%       953    27%
  Asia-Pacific and Japan..................      476     6%       344     6%       122     4%
                                            -------   ---    -------   ---    -------   ---
Consolidated net sales....................  $ 7,759   100%   $ 5,296   100%   $ 3,475   100%
                                            =======   ===    =======   ===    =======   ===

The Company believes that opportunity exists for continued worldwide growth, to be achieved by increasing its market presence in existing markets, entering new markets and pursuing additional product opportunities. In fiscal 1997, the Company commenced sales through an Internet web site (located at http://www.dell.com), which by year-end was generating sales in excess of $1 million per day. Management believes that the Internet will become a significant sales and service medium for the Company in the future. Additionally during fiscal 1997, the Company expanded its direct operations in the Asia-Pacific region into five new countries, including Thailand, South Korea and Taiwan. The Company also intends to expand its product offerings to include workstations. During fiscal 1998, the Company will form a business unit dedicated to workstations in order to expand this product line. As a result of these and other opportunities, the Company began construction of a new 285,000 square-foot manufacturing facility in Austin, Texas which will manufacture desktop computers for the Americas region. The new manufacturing facility will begin shipment of product during the first half of fiscal 1998. Also during fiscal 1997, the Company opened a dedicated server facility.

Gross Margin

The increase in gross margin as a percentage of consolidated net sales in fiscal 1997 over fiscal 1996 is the result of several factors, including component cost declines, which were partially offset by price reductions, and product mix shift to notebooks, servers and higher-end desktop products. The Company's direct business model involves the maintenance of low levels of inventory. As such, component cost declines can have a significant and direct impact on overall product costs. During fiscal 1997, significant component cost declines occurred, particularly in memory components, reducing overall product costs. However, the Company's aggressive pricing strategies reduced the impact of these declines on gross margin. Further gross margin benefit was realized as sales of notebook and server products, which generally carry higher margins, increased to 18% and 4%, respectively, of system revenue compared with 16% and 3%, respectively, during the prior fiscal year.

The gross margin decline as a percentage of consolidated net sales in fiscal 1996 resulted primarily from a slight shift in sales mix from major accounts to small-to-medium businesses and individuals, which typically carry lower margins, and from the Company's more aggressive pricing strategy in fiscal 1996 compared with fiscal 1995. Additionally, a problematic product transition involving certain of the Company's OptiPlex desktop products had an adverse effect on gross margin for fiscal 1996. These negative effects on gross margin were partially offset by lower warranty and inventory obsolescence costs as a percentage of consolidated net sales and certain economies of scale.

Operating Expenses

The following table presents certain information regarding the Company's operating expenses during each of the last three fiscal years:

                                                                FISCAL YEAR ENDED
                                                    -----------------------------------------
                                                    FEBRUARY 2,    JANUARY 28,    JANUARY 29,
                                                       1997           1996           1995
                                                    -----------    -----------    -----------
                                                              (DOLLARS IN MILLIONS)
Operating expenses:
  Selling, general and administrative.............     $ 826          $ 595          $ 424
     Percentage of net sales......................      10.7%          11.3%          12.2%

  Research, development and engineering...........     $ 126          $  95          $  65
     Percentage of net sales......................       1.6%           1.8%           1.9%

Total operating expenses..........................     $ 952          $ 690          $ 489
  Percentage of net sales.........................      12.3%          13.1%          14.1%

Selling, general and administrative expenses increased in absolute dollar amounts but declined as a percentage of consolidated net sales for both fiscal 1997 and fiscal 1996. The increase in absolute dollars was due primarily to the Company's increased staffing worldwide and increased infrastructure expenses, including information systems, to support the Company's continued growth. The decline in selling, general and administrative expenses as a percentage of consolidated net sales resulted from significant net sales growth.

The Company continues to fund research, development and engineering activities to meet the demand for swift product cycles. As a result, research, development and engineering expenses have increased each year in absolute dollars due to increased staffing levels and product development costs. The Company expects to continue to increase research, development and engineering spending in absolute dollar amounts in order to invest in future new products.

The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. The Company will continue to invest in information systems, personnel and other infrastructure, and in research, development and engineering activities to manage and support its growth and to provide for new, competitive products. Although operating expenses are expected to increase in absolute dollar terms, the Company's goal is to manage these expenses, over time, relative to its net sales and gross margin.

Operating Income

While delivering outstanding revenue growth, averaging 40% over the past three fiscal years, the Company has grown operating income in excess of 50% per year during the last three fiscal years. This reflects the Company's success in managing operating expenses in relation to growth in gross margin to deliver consistent, bottom-line performance.

Financing and Other Income (Expense), Net

The $27 million increase in financing and other income (expense), net in fiscal 1997 from fiscal 1996 resulted primarily from increased investment income of $16 million as well as a decrease in interest expense of $8 million. The increase of $42 million in financing and other income (expense), net in fiscal 1996 from fiscal 1995 was due to an increase in investment income. During fiscal 1995, the Company incurred a net investment loss of $31 million primarily as a result of interest rate increases in the United States, Canadian, Japanese and European interest rate markets.

Income Taxes

The Company's effective tax rate was 29.0% for both fiscal 1997 and 1996, compared with 30.0% for fiscal 1995. As a result of the Company's geographical distribution of income, the Company's effective tax rate is lower than the U.S. federal statutory rate of 35%. Changes in the effective tax rate may result from changes in the geographical distribution of income and losses. The Company believes that these changes may result in a higher effective tax rate during fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial statistics and information for each of the past three fiscal years:

                                                                FISCAL YEAR ENDED
                                                    -----------------------------------------
                                                    FEBRUARY 2,    JANUARY 28,    JANUARY 29,
                                                       1997           1996           1995
                                                    -----------    -----------    -----------
                                                              (DOLLARS IN MILLIONS)
Cash and marketable securities....................    $1,352         $  646          $527
Working capital...................................    $1,089         $1,018          $718
Days of sales in accounts receivable..............        37             42            47
Days of supply in inventory.......................        13             31            32
Days in accounts payable..........................        54             33            44

In adhering to its goal of balancing profitability and growth with liquidity, the Company has significantly enhanced its focus on asset management. As an indication of its success of this effort, the Company generated $1.4 billion in cash flows from operating activities during fiscal 1997 compared with $175 million in cash flows from operating activities during fiscal 1996. Operating cash flows benefited from the significant decline in days of supply in inventory at the end of fiscal 1997 compared to the end of fiscal 1996, which resulted from tighter inventory management and improved supply of component parts. Operating cash flows further benefited from the increase in days in accounts payable at the end of fiscal 1997 compared to fiscal 1996 and the decrease in days of sales in accounts receivables at the end of fiscal 1997 from the end of fiscal 1996.

During fiscal 1997, the Company repurchased 20 million shares of its Common Stock for an aggregate cost of $503 million. The Company is currently authorized to repurchase up to 30 million additional shares of its Common Stock and anticipates that repurchases under this program will constitute a significant use of future cash resources. For additional information regarding the Company's stock repurchase program, see Note 6 of Notes to Consolidated Financial Statements.

Also during fiscal 1997, the Company repurchased $95 million principal amount of its outstanding $100 million 11% Senior Notes Due August 15, 2000. As a result, the Company recorded an extraordinary loss of $12.9 million (net of tax benefit of $7.0 million) during fiscal 1997.

The Company utilized $114 million in cash during fiscal 1997 primarily to construct and equip manufacturing and office facilities. The Company expects to spend approximately $180 million on capital expenditures during fiscal 1998 to support the Company's continued growth. The Company believes that its cash and marketable securities and cash flows from operating activities will be adequate to fund its planned fiscal 1998 capital expenditures.

During fiscal 1997, the Company entered into a $100 million 364-day revolving credit facility and a $150 million 3-year revolving credit facility. Additionally, during fiscal 1996, the Company entered into a transaction which gives the Company the ability to raise up to $150 million through a receivables securitization agreement. At both February 2, 1997 and January 28, 1996, these facilities were unused.

Management believes that sufficient resources will be available to meet the Company's cash requirements through at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

HEDGING ACTIVITIES

The Company's results of operations can be affected by changes in exchange rates between certain foreign currencies and the United States dollar. The Company conducts a foreign currency hedging program to reduce its exposure to the risk that the dollar-value equivalent of anticipated cash flows will be adversely affected by changes in foreign currency exchange rates. The Company uses foreign currency purchased option contracts and forward contracts in an effort to reduce its exposure to currency fluctuations involving anticipated, but not firmly committed, transactions and transactions with firm foreign currency commitments. However, there can be no assurance the Company's foreign exchange risk management activities will offset potential adverse effects in financial position resulting from unfavorable movements in foreign exchange rate markets. For further information regarding hedging activities and their effect on the Company's financial statements, see Note 1 and Note 2 of Notes to Consolidated Financial Statements.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Financial Statements:
  Report of Independent Accountants.........................   24
  Consolidated Statement of Financial Position at February
     2, 1997 and January 28, 1996...........................   25
  Consolidated Statement of Income for the three fiscal
     years ended February 2, 1997...........................   26
  Consolidated Statement of Cash Flows for the three fiscal
     years ended February 2, 1997...........................   27
  Consolidated Statement of Stockholders' Equity for the
     three fiscal years ended February 2, 1997..............   28
  Notes to Consolidated Financial Statements................   29
Financial Statement Schedule:
  For the three fiscal years ended February 2, 1997 Schedule
     II -- Valuation and Qualifying Accounts................   47

All other schedules are omitted because they are not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Dell Computer Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dell Computer Corporation and its subsidiaries at February 2, 1997 and January 28, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Austin, Texas
February 25, 1997

                           DELL COMPUTER CORPORATION

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              FEBRUARY 2,   JANUARY 28,
                                                                 1997          1996
                                                              -----------   -----------
Current assets:
  Cash......................................................    $  115        $   55
  Marketable securities.....................................     1,237           591
  Accounts receivable, net..................................       903           726
  Inventories...............................................       251           429
  Other current assets......................................       241           156
                                                                ------        ------
          Total current assets..............................     2,747         1,957
Property, plant and equipment, net..........................       235           179
Other assets................................................        11            12
                                                                ------        ------
                                                                $2,993        $2,148
                                                                ======        ======
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $1,040        $  466
  Accrued and other liabilities.............................       618           473
                                                                ------        ------
          Total current liabilities.........................     1,658           939
Long-term debt..............................................        18           113
Deferred revenue on warranty contracts......................       219           116
Other liabilities...........................................        13             7
Commitments and contingencies...............................        --            --
                                                                ------        ------
          Total liabilities.................................     1,908         1,175
                                                                ------        ------
Put options.................................................       279            --
                                                                ------        ------
Stockholders' equity:
  Preferred stock and capital in excess of $.01 par value;
     shares authorized: 5,000,000; shares issued and
     outstanding: none and 60,000, respectively.............        --             6
  Common stock and capital in excess of $.01 par value;
     shares authorized: 300,000,000; shares issued and
     outstanding: 173,047,420 and 186,893,214,
     respectively...........................................       195           430
  Retained earnings.........................................       647           570
  Other.....................................................       (36)          (33)
                                                                ------        ------
          Total stockholders' equity........................       806           973
                                                                ------        ------
                                                                $2,993        $2,148
                                                                ======        ======

  The accompanying notes are an integral part of these consolidated financial statements.

                           DELL COMPUTER CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                        FISCAL YEAR ENDED
                                                            -----------------------------------------
                                                            FEBRUARY 2,    JANUARY 28,    JANUARY 29,
                                                               1997           1996           1995
                                                            -----------    -----------    -----------
Net sales.................................................    $7,759         $5,296         $3,475
Cost of sales.............................................     6,093          4,229          2,737
                                                              ------         ------         ------
  Gross margin............................................     1,666          1,067            738
                                                              ------         ------         ------
Operating expenses:
  Selling, general and administrative.....................       826            595            424
  Research, development and engineering...................       126             95             65
                                                              ------         ------         ------
          Total operating expenses........................       952            690            489
                                                              ------         ------         ------
          Operating income................................       714            377            249
Financing and other income (expense), net.................        33              6            (36)
                                                              ------         ------         ------
  Income before income taxes and extraordinary loss.......       747            383            213
Provision for income taxes................................       216            111             64
                                                              ------         ------         ------
  Income before extraordinary loss........................       531            272            149
Extraordinary loss, net of taxes..........................       (13)            --             --
                                                              ------         ------         ------
  Net income..............................................       518            272            149
Preferred stock dividends.................................        --            (12)            (9)
                                                              ------         ------         ------
Net income available to common stockholders...............    $  518         $  260         $  140
                                                              ======         ======         ======
Primary earnings per common share:
  Income before extraordinary loss........................    $ 2.77         $ 1.34         $ 0.85
  Extraordinary loss, net of taxes........................      (.07)            --             --
                                                              ------         ------         ------
  Earnings per common share...............................    $ 2.70         $ 1.34         $ 0.85
                                                              ======         ======         ======
Fully diluted earnings per common share:
  Income before extraordinary loss........................    $ 2.70         $ 1.32         $ 0.79
  Extraordinary loss, net of taxes........................      (.07)            --             --
                                                              ------         ------         ------
  Earnings per common share...............................    $ 2.63         $ 1.32         $ 0.79
                                                              ======         ======         ======
Weighted average shares outstanding:
  Primary.................................................     191.8          194.2          166.2
  Fully diluted...........................................     197.1          197.4          189.3

  The accompanying notes are an integral part of these consolidated financial statements.

                           DELL COMPUTER CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                        FISCAL YEAR ENDED
                                                            -----------------------------------------
                                                            FEBRUARY 2,    JANUARY 28,    JANUARY 29,
                                                               1997           1996           1995
                                                            -----------    -----------    -----------
Cash flows from operating activities:
  Net income..............................................    $   518        $   272        $   149
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization......................         47             38             33
       Other..............................................         29             22             33
  Changes in:
       Operating working capital..........................        659           (195)           (11)
       Non-current assets and liabilities.................        109             38             39
                                                              -------        -------        -------
          Net cash provided by operating activities.......      1,362            175            243
                                                              -------        -------        -------
Cash flows from investing activities:
  Marketable securities:
     Purchases............................................     (9,538)        (4,545)        (4,644)
     Maturities and sales.................................      8,891          4,442          4,464
  Capital expenditures....................................       (114)          (101)           (64)
                                                              -------        -------        -------
          Net cash used in investing activities...........       (761)          (204)          (244)
                                                              -------        -------        -------
Cash flows from financing activities:
  Purchase of Common Stock................................       (495)            --             --
  Repurchase of 11% Senior Notes..........................        (95)            --             --
  Issuance of Common Stock under employee plans...........         57             48             35
  Proceeds from long-term debt............................         --             --             14
  Repayments of borrowings................................         --             (1)            (1)
  Preferred stock dividends and conversion premium........         --            (13)            (9)
                                                              -------        -------        -------
          Net cash (used in) provided by financing
            activities....................................       (533)            34             39
                                                              -------        -------        -------
Effect of exchange rate changes on cash...................         (8)             7              2
                                                              -------        -------        -------
Net increase in cash......................................         60             12             40
Cash at beginning of period...............................         55             43              3
                                                              -------        -------        -------
Cash at end of period.....................................    $   115        $    55        $    43
                                                              =======        =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           DELL COMPUTER CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                              PREFERRED STOCK    COMMON STOCK
                                              AND CAPITAL IN    AND CAPITAL IN
                                                 EXCESS OF         EXCESS OF
                                                 PAR VALUE         PAR VALUE
                                              ---------------   ---------------   RETAINED
                                              SHARES   AMOUNT   SHARES   AMOUNT   EARNINGS   OTHER   TOTAL
                                              ------   ------   ------   ------   --------   -----   -----
Balances at January 30, 1994.................    1     $ 120     152     $ 200     $ 171     $(20)   $ 471

  Net income.................................   --        --      --        --       149       --      149
  Stock issuance under employee plans,
     including tax benefits..................   --        --       7        42        --       (4)      38
  Other......................................   --        --      --        --        (9)       3       (6)
                                               ---     -----     ---     -----     -----     ----    -----
Balances at January 29, 1995.................    1       120     159       242       311      (21)     652

  Net income.................................   --        --      --        --       272       --      272
  Stock issuance under employee plans,
     including tax benefits..................   --        --       8        74        --      (17)      57
  Preferred stock conversion.................   (1)     (114)     20       114        --       --       --
  Other......................................   --        --      --        --       (13)       5       (8)
                                               ---     -----     ---     -----     -----     ----    -----
Balances at January 28, 1996.................   --         6     187       430       570      (33)     973

  Net income.................................   --        --      --        --       518       --      518
  Stock issuance under employee plans,
     including tax benefits..................   --        --       1        65        --      (18)      47
  Purchase and retirement of 15 million
     shares..................................   --        --     (15)      (22)     (388)      --     (410)
  Purchase and reissuance of 5 million shares
     for employee plans and preferred stock
     conversion..............................   --        (6)     --        --       (55)      --      (61)
  Reclassification of put options............   --        --      --      (279)       --       --     (279)
  Other......................................   --        --      --         1         2       15       18
                                               ---     -----     ---     -----     -----     ----    -----
Balances at February 2, 1997.................   --     $  --     173     $ 195     $ 647     $(36)   $ 806
                                               ===     =====     ===     =====     =====     ====    =====

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

Fiscal Year -- The Company's fiscal year is the 52 or 53 week period ending on the Sunday nearest January 31.

Principles of Consolidation -- The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Dell Computer Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Reclassifications -- Certain reclassifications have been made in the prior years for consistent presentation.

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

Foreign Currency Translation -- The majority of the Company's international sales are made by international subsidiaries which have the U.S. dollar as their functional currency. Financial statements for international subsidiaries which have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement are included in financing and other income (expense), net. The Company's other international subsidiaries that prepare financial statements in currencies other than the U.S. dollar translate assets and liabilities at current rates of exchange at the balance sheet date. The resultant gains and losses from translation are included as a component of stockholders' equity. Income and expense items are translated using monthly average exchange rates.

Foreign Currency Hedging Instruments -- The Company enters into foreign exchange contracts to hedge its foreign currency risks. These contracts must be designated at inception as a hedge and measured for effectiveness both at inception and on an ongoing basis. Realized and unrealized gains or losses and premiums on foreign currency purchased option contracts that are designated and effective as hedges of probable

                           DELL COMPUTER CORPORATION
anticipated, but not firmly committed, foreign currency transactions are deferred and recognized in income as a component of revenue, cost of sales and/or operating expenses in the same period as the hedged transaction. Forward contracts designated as hedges of probable anticipated or firmly committed transactions are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized currently.

Revenue Recognition -- Sales revenue is recognized at the date of shipment to customers. Provision is made currently for estimated product returns. Revenue from separately priced extended warranty programs is deferred and recognized over the extended warranty period, and the related extended warranty costs are recognized as incurred.

Warranty and Other Post-sales Support Programs -- The Company provides currently for the estimated costs that may be incurred under its initial warranty and other post-sales support programs.

Advertising Costs -- Advertising costs are charged to expense the first time the advertising takes place. There were no direct-response advertising costs reported as assets at February 2, 1997 and January 28, 1996. Advertising expenses for fiscal years 1997, 1996 and 1995 were $87 million, $83 million and $63 million, respectively.

Stock-Based Compensation -- The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" for fiscal year ended February 2, 1997. Upon adoption of SFAS 123, the Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option and stock purchase plans. As a result, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant or in connection with the employee stock purchase plan. For stock options that have been issued at discounted prices, the Company accrues compensation expense over the vesting period for the difference between the exercise price and the fair market value on the measurement date.

Income Taxes -- The provision for income taxes is based on income before income taxes as reported in the Consolidated Statement of Income. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial statement purposes and such amounts recognized for tax purposes.

Earnings Per Common Share -- Earnings per common share is computed using the weighted average number of common shares and Common Stock equivalents (if dilutive) outstanding during each period. Common Stock equivalents include stock options and put and call option instruments.

NOTE 2 -- FINANCIAL INSTRUMENTS

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

                           DELL COMPUTER CORPORATION

Marketable Securities

The following table describes the fair value of the Company's holdings of marketable securities.

                                                              FEBRUARY 2,    JANUARY 28,
                                                                 1997           1996
                                                              -----------    -----------
                                                                    (IN MILLIONS)
Preferred stock.............................................    $  172          $ 57
Mutual funds................................................       182            75
Debt securities:
  State and municipal securities............................       415           198
  U.S. corporate and bank debt..............................       415           213
  International corporate and bank debt.....................        53            48
                                                                ------          ----
Total debt securities.......................................       883           459
                                                                ------          ----
          Total marketable securities.......................    $1,237          $591
                                                                ======          ====

At both February 2, 1997 and January 28, 1996, the cost of marketable securities approximates fair value. At February 2, 1997, debt securities with a carrying amount of $716 million mature within one year and the remaining debt securities mature within three years. The Company's gross realized gains and gross realized losses on the sale of marketable securities for both fiscal 1997 and fiscal 1996 were immaterial. The Company's gross realized gain and gross realized loss on the sale of marketable securities were $3 million and $24 million, respectively, for fiscal 1995.

Prior to June 1994, the Company structured derivative instruments in interest rate markets where it had foreign operations. Realized losses on investment derivatives recognized in income for fiscal 1995 was $24 million. The Company closed all investment derivatives during the second quarter of fiscal 1995, and since then has had no investment derivatives outstanding.

Foreign Currency Instruments

The Company uses foreign currency purchased option contracts and forward contracts in an effort to reduce its exposure to currency fluctuations involving probable anticipated, but not firmly committed, transactions and transactions with firm foreign currency commitments. The Company enters into foreign currency purchased options and, to a lesser extent, forward contracts to hedge a portion of its probable anticipated, but not firmly committed, transactions. These transactions include international sales by U.S. dollar functional currency entities, foreign currency denominated purchases of certain components and intercompany shipments to certain international subsidiaries. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts, which could be significant. Foreign currency purchased options generally expire in twelve months or less. At February 2, 1997, the Company held purchased option contracts with a notional amount of $1.2 billion, a carrying amount of $33 million and a combined net realized and unrealized deferred gain of $25.3 million. Additionally, at January 28, 1996, the Company held purchased option contracts with a notional amount of $714 million, a carrying amount of $38 million and a combined net realized and unrealized deferred loss of $5 million. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is made until the time it is settled. Transactions with firm foreign currency commitments are generally hedged using foreign currency forward contracts for periods not exceeding three months. At February 2, 1997 and January 28, 1996, the Company held forward contracts with a notional amount of $207 million and $365 million, respectively. At both February 2, 1997 and January 28, 1996, forward contract carrying amounts of $12 million and $11 million, respectively, represented fair value.

                           DELL COMPUTER CORPORATION

Long-term Debt and Interest Rate Risk Management

During fiscal 1997, the Company repurchased $95 million principal amount of its outstanding $100 million 11% Senior Notes Due August 15, 2000 (the "Senior Notes"). As a result of the repurchase, the Company recorded an extraordinary loss of $12.9 million (net of tax benefit of $7.0 million). In connection with the Senior Notes, the Company entered into interest rate swap agreements expiring on August 15, 1998. At both February 2, 1997 and January 28, 1996, the Company had outstanding receive fixed/pay floating interest rate swaps with an aggregate notional amount of $100 million offset by receive floating/pay fixed interest rate swaps with an aggregate notional amount of $100 million. Related to the repurchase of Senior Notes discussed above, $95 million of the notional amounts of both the receive fixed/pay floating interest rate swaps and the offsetting receive floating/pay fixed interest rate swaps were marked-to-market and included in the extraordinary loss. The weighted average interest rate on the Senior Notes, adjusted by the swaps, was 13.8%, 13.8% and 12.1% for fiscal years 1997, 1996 and 1995, respectively. The difference between the Company's carrying amounts and fair value on long-term debt and related interest rate swaps were immaterial at both February 2, 1997, and January 28, 1996.

NOTE 3 -- INCOME TAXES

The provision for income taxes consists of the following:

                                                                FISCAL YEAR ENDED
                                                    -----------------------------------------
                                                    FEBRUARY 2,    JANUARY 28,    JANUARY 29,
                                                       1997           1996           1995
                                                    -----------    -----------    -----------
                                                                  (IN MILLIONS)
Current:
  Domestic........................................     $252           $102            $52
  Foreign.........................................       34             25             16
                                                       ----           ----            ---
Prepaid...........................................      (70)           (16)            (4)
                                                       ----           ----            ---
Provision for income taxes........................     $216           $111            $64
                                                       ====           ====            ===

Income before income taxes included approximately $223 million, $176 million and $126 million related to foreign operations in the fiscal 1997, 1996 and 1995, respectively.

The Company has not recorded a deferred income tax liability of approximately $97 million for additional taxes that would result from the distribution of certain earnings of its foreign subsidiaries, if they were repatriated. The Company currently intends to reinvest indefinitely these undistributed earnings of its foreign subsidiaries.

The Company's deferred tax asset is comprised of the following principal temporary differences:

                                                                FISCAL YEAR ENDED
                                                    -----------------------------------------
                                                    FEBRUARY 2,    JANUARY 28,    JANUARY 29,
                                                       1997           1996           1995
                                                    -----------    -----------    -----------
                                                                  (IN MILLIONS)
Depreciation......................................     $  6           $  5            $(5)
Provisions for doubtful accounts and returns......       31             25             23
Inventory and warranty provisions.................       21             18             26
Deferred service contract revenue.................      107             53             25
Import promotion reserve..........................       (8)            (5)            --
Other.............................................      (24)           (29)             9
                                                       ----           ----            ---
Deferred tax asset................................     $133           $ 67            $78
                                                       ====           ====            ===

                           DELL COMPUTER CORPORATION

The difference between the income tax provisions in the Consolidated Financial Statements and the tax expense computed at the U.S. federal statutory rate of 35% for each of the last three fiscal years is as follows:

                                                                FISCAL YEAR ENDED
                                                    -----------------------------------------
                                                    FEBRUARY 2,    JANUARY 28,    JANUARY 29,
                                                       1997           1996           1995
                                                    -----------    -----------    -----------
                                                                  (IN MILLIONS)
Tax provision at the U.S. federal statutory
  rate............................................     $266           $134           $  75
Research and development credit...................       (3)            (1)             (1)
Foreign income taxed at different rate............      (46)           (23)            (16)
Net operating loss carryovers.....................        1              1               2
Other.............................................       (2)            --               4
                                                       ----           ----           -----
Provision for income taxes........................     $216           $111           $  64
                                                       ====           ====           =====
Effective tax rates...............................     29.0%          29.0%           30.0%
                                                       ====           ====           =====

NOTE 4 -- FINANCING ARRANGEMENTS

During fiscal 1997, the Company entered into a $100 million 364-day revolving credit facility and a $150 million 3-year revolving credit facility. Additionally during fiscal 1996, the Company entered into a transaction which gives the Company the ability to raise up to $150 million through a receivables securitization agreement. At both February 2, 1997 and January 28, 1996, these facilities were unused.

NOTE 5 -- PREFERRED STOCK

The Company has the authority to issue 5 million shares of preferred stock, par value $.01 per share.

Series A Convertible Preferred Stock

During fiscal 1996, the Company offered to pay a cash premium of $8.25 for each outstanding share of Series A Convertible Preferred Stock that was converted to Common Stock. Holders of 1.2 million shares of Series A Convertible Preferred Stock elected to convert and, as a result, received an aggregate of approximately 20 million shares of Common Stock and $10 million in cash during fiscal 1996. During fiscal 1997, the remaining 60,000 shares of Series A Convertible Preferred Stock were converted into Common Stock in accordance with their terms, resulting in the issuance of an additional 1.0 million shares of Common Stock.

Series A Junior Participating Preferred Stock

In conjunction with the distribution of Preferred Share Purchase Rights (see
Note 8 -- Preferred Share Purchase Rights), the Company's Board of Directors designated 200,000 shares of preferred stock as Series A Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. At February 2, 1997 and January 28, 1996, no shares of Series A Junior Participating Preferred Stock were issued or outstanding.

NOTE 6 -- COMMON STOCK

Stock Split

On November 12, 1996, the Company's Board of Directors declared a two-for-one Common Stock split, payable in the form of a 100% stock dividend to stockholders of record as of November 25, 1996. The distribution of such dividend occurred on December 6, 1996. All share and per share information has been retroactively restated in the Consolidated Financial Statements to reflect the stock split.

                           DELL COMPUTER CORPORATION

Stock Repurchase Program

During fiscal 1997, the Board of Directors authorized a Common Stock repurchase program under which the Company may purchase up to 32 million shares of its Common Stock in open market or private transactions. Subsequent to February 2, 1997, the Company's Board of Directors authorized the repurchase of an additional 18 million shares of Common Stock. During fiscal 1997, the Company repurchased 20 million shares of Common Stock for an aggregate cost of $503 million.

The Company utilizes put and call option instruments to facilitate its repurchase of Common Stock. At February 2, 1997, the Company held put and call option arrangements that entitle the Company to purchase 8.9 million additional shares of Common Stock at an average cost of $35 per share. Additionally, the Company has sold put options covering 8.4 million shares at an average exercise price of $30. The Company's potential repurchase obligation under put options with net cash settlement or physical settlement terms, which totaled $279 million at February 2, 1997, has been reclassified from stockholders' equity to put options. The remaining options may also be settled in additional shares of Common Stock. Each option is exercisable only at expiration, and the various expiration dates range from March 1997 to September 1997. The put and call option instruments did not have a material dilutive effect on earnings per common share for fiscal 1997.

NOTE 7 -- EMPLOYEE BENEFIT PLANS

Stock Option and Employee Stock Purchase Plans

On June 22, 1994, the Company's stockholders approved the Dell Computer Corporation Incentive Plan (the "Incentive Plan"), which effectively replaced prior plans. The Incentive Plan, which is administered by the Compensation Committee of the Board of Directors, provides for the granting of incentive awards in the form of stock options, stock appreciation rights ("SARs"), restricted stock, stock and cash to directors, executive officers and key employees of the Company and its subsidiaries, and certain other persons who provide consulting or advisory services to the Company. Awards under the Incentive Plan must be granted within ten years of the plan adoption date. Options granted may be either incentive stock options within the meaning of
Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the existing stock option agreements typically vests over a five-year period beginning on the option's date of grant. Stock options must be exercised within ten years from date of grant. Stock options are generally issued at fair market value. Under the Incentive Plan, each nonemployee director of the Company automatically receives nonqualified stock options annually.

The following table summarizes stock option activity under the plans for each of the three fiscal years ended February 2, 1997:

                                                  FISCAL YEAR ENDED
                            --------------------------------------------------------------
                             FEBRUARY 2, 1997      JANUARY 28, 1996      JANUARY 29, 1995
                            ------------------    ------------------    ------------------
                                      WEIGHTED              WEIGHTED              WEIGHTED
                            NUMBER    AVERAGE     NUMBER    AVERAGE     NUMBER    AVERAGE
                              OF      EXERCISE      OF      EXERCISE      OF      EXERCISE
                            SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                            ------    --------    ------    --------    ------    --------
                                               (SHARE DATA IN MILLIONS)
Outstanding at beginning
  of year.................   23.4      $ 8.38      22.4      $ 4.51      22.5      $3.49
Granted...................   10.7      $26.29       8.0      $15.63       8.7      $6.05
Canceled..................   (1.7)     $ 9.36      (2.0)     $ 4.07      (3.3)     $3.57
Exercised.................   (4.2)     $ 5.97      (5.0)     $ 4.17      (5.5)     $3.46
                             ----                  ----                  ----
Outstanding at end of
  year....................   28.2      $15.53      23.4      $ 8.38      22.4      $4.51
                             ====                  ====                  ====
Exercisable at year-end...    4.7      $ 7.22       4.6      $ 5.19       5.7      $4.27

                           DELL COMPUTER CORPORATION

The following is additional information relating to options outstanding as of February 2, 1997:

                                         OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                  ----------------------------------    -------------------
                                            WEIGHTED      WEIGHTED                WEIGHTED
                                  NUMBER    AVERAGE       AVERAGE       NUMBER     AVERAGE
            EXERCISE                OF      EXERCISE    CONTRACTUAL       OF      EXERCISE
          PRICE RANGE             SHARES     PRICE      LIFE (YEARS)    SHARES      PRICE
--------------------------------  ------    --------    ------------    ------    ---------
                                                  (SHARE DATA IN MILLIONS)
    $0.0025.....................    1.7     $0.0025         5.9           --       $0.0025
$ 0.01 -- $ 4.99................    2.2     $  3.71         4.4          1.2       $  3.14
$ 5.00 -- $ 8.99................    6.8     $  6.27         6.9          2.5       $  6.21
$ 9.00 -- $15.99................    7.1     $ 14.13         8.6          0.8       $ 14.09
$16.00 -- $38.99................    8.4     $ 23.52         9.3          0.2       $ 20.71
$39.00 -- $66.00................    2.0     $ 45.09         9.8           --       $    --
                                   ----                                  ---
                                   28.2                                  4.7
                                   ====                                  ===

The Company also has an employee stock purchase plan that qualifies under
Section 423 of the Internal Revenue Code and permits substantially all employees to purchase shares of Common Stock. Participating employees may purchase Common Stock through payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the Common Stock at the beginning or the end of the participation period. Common Stock reserved for future employee purchases under the plan aggregated 3.8 million shares at February 2, 1997, and 4.7 million shares at January 28, 1996. Shares issued under this plan were 0.8 million shares in fiscal 1997, 0.8 million shares in fiscal 1996 and 1.1 million shares in fiscal 1995.

During fiscal 1997, 1996 and 1995, the Company granted 0.6 million shares, 1.4 million shares and 0.6 million shares, respectively, of restricted stock. For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted shares typically vest over a seven-year period beginning on the date of grant; restrictions may not extend more than ten years from date of grant. The Company records unearned compensation (included in Stockholders' Equity) equal to the market value of the restricted shares on the date of grant and charges the unearned compensation to expense over the vesting period.

There were 7.2 million, 17.1 million and 9.6 million shares of Common Stock available for future grants under the Incentive Plan at February 2, 1997, January 28, 1996, and January 29, 1995, respectively.

The weighted average fair value of stock options at date of grant was $14.94 and $8.90 per option for options granted during fiscal 1997 and fiscal 1996, respectively. Additionally, the weighted average fair value of the purchase rights under the employee stock purchase plan granted in fiscal 1997 and fiscal 1996 was $8.15 and $4.04 per right, respectively. The weighted average fair value of options was determined based on the Black-Scholes model, utilizing the following weighted average assumptions:

                                                                  FISCAL YEAR ENDED
                                                        -------------------------------------
                                                        FEBRUARY 2, 1997    JANUARY 28, 1996
                                                        ----------------    -----------------
Expected term:
  Stock options.......................................    5 years             5 years
  Employee stock purchase plan........................    6 months            6 months
Interest rate.........................................     6.40%               6.20%
Volatility............................................     56.54%              57.36%
Dividends.............................................       0%                  0%

                           DELL COMPUTER CORPORATION

If the Company had accounted for its stock option and stock purchase plans by recording compensation expense based on the fair value at grant date for such awards, stock-based compensation costs would have reduced pretax income by $22.0 million ($15.6 million, net of taxes) and $7.8 million ($5.5 million, net of taxes) in fiscal 1997 and fiscal 1996, respectively, if the fair values of the options had been recognized as compensation expense on a straight-line basis over the vesting period. The pro forma effect on earnings per common share would have been a reduction of $0.08 and $0.03 for fiscal 1997 and fiscal 1996, respectively.

401(k) Plan

The Company has a defined contribution retirement plan that complies with
Section 401(k) of the Internal Revenue Code. Substantially all employees in the U.S. are eligible to participate in the plan. The Company matches 100% of each participant's voluntary contributions, subject to a maximum Company contribution of 3% of the participant's compensation. The Company accrues for its estimated matching contributions each period. During each of fiscal 1997 and fiscal 1996, the Company made discretionary contributions for every eligible employee, regardless of whether the employee was a plan participant, equal to 2% of the employee's actual earnings during calendar year 1996 and 1995, respectively. The amounts expensed for the Company's matching and other contributions during fiscal years 1997, 1996 and 1995 were $18 million, $8 million and $4 million, respectively.

NOTE 8 -- PREFERRED SHARE PURCHASE RIGHTS

On November 29, 1995, the Company's Board of Directors declared a dividend of one Preferred Share Purchase Right (a "Right") for each outstanding share of Common Stock. The distribution of the Rights was made on December 13, 1995, to the stockholders of record on that date. Each Right entitles the holder to purchase one two-thousandths of a share of Series A Junior Participating Preferred Stock at an exercise price of $225.

If a person or group acquires 15% or more of the outstanding Common Stock, each Right will entitle the holder (other than such person or any member of such group) to purchase, at the Right's then current exercise price, the number of shares of Common Stock having a market value of twice the exercise price of the Right. If exercisable, the Rights contain provisions relating to merger or other business combinations. In certain circumstances, the Board of Directors may, at its option, exchange part or all of the Rights (other than Rights held by the acquiring person or group) for shares of Common Stock at an exchange rate of one share of Common Stock for each Right.

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

NOTE 9 -- COMMITMENTS, CONTINGENCIES AND CERTAIN CONCENTRATIONS

Lease Commitments

The Company leases property and equipment, manufacturing facilities and office space under non-cancelable leases. Certain leases obligate the Company to pay taxes, maintenance and repair costs. Future minimum payments under these leases at February 2, 1997, are as follows: 1998, $24 million; 1999, $20 million; 2000, $17 million; 2001, $13 million; 2002, $9 million; and thereafter $27 million. Rental expense recorded under all operating leases were $33 million, $22 million and $20 million for the fiscal years ended 1997, 1996 and 1995, respectively.

                           DELL COMPUTER CORPORATION

Royalty Commitments

The Company is subject to certain patent royalty agreements that require fixed cash payments over approximately the next two years. The Company is also subject to ongoing software royalty agreements for periods exceeding twelve months which require cash payments.

Legal Matters

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. The Company's management does not expect that the results in these legal proceedings will have a material adverse effect on the Company's financial condition or results of operations.

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

In June 1995, the Company was named in a class action complaint filed in State District Court in Travis County, Texas, alleging that the Company included "used parts" in its "new" computer systems and failed to adequately inform its customers and prospective customers of that practice. According to the complaint, these facts constitute fraud, negligent misrepresentation, breach of contract and breach of warranty. The plaintiffs seek refund of the purchase price for computer systems purchased from the Company, damages in an unspecified amount, injunctive relief, interest and attorneys' fees. The Company plans to vigorously contest the allegations of the complaint. To date, no discovery has occurred and it is too early for the Company to adequately evaluate the likelihood of the plaintiffs' prevailing on their claims. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

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

The Company's marketable securities are placed with high quality financial institutions and other companies and currently invests primarily in equity securities and debt instruments that have maturities of less than three years. Management believes no significant concentration of credit risk for marketable securities exists for the Company.

The Company purchases a number of components from single sources. In some cases, alternative sources of supply are not available. In other cases, the Company may establish a working relationship with a single source, even when multiple suppliers are available, if the Company believes it is advantageous to do so due to performance, quality, support, delivery, capacity or price considerations. If the supply of a critical single-

                           DELL COMPUTER CORPORATION
source material or component were delayed or curtailed, the Company's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could affect operating results adversely.

NOTE 10 -- GEOGRAPHIC AREA INFORMATION

The Company operates in one principal business segment across geographically diverse markets. The Americas region includes the United States, Canada and Latin America. Substantially all of Americas operating results and identifiable assets are in the United States. The Europe region includes the European countries as well as some countries in the Middle East and Africa. Transfers between geographic areas are recorded using internal transfer prices set by the Company.

                                                                 FISCAL YEAR 1997
                                          --------------------------------------------------------------
                                                              ASIA-PACIFIC
                                          AMERICAS   EUROPE    AND JAPAN     ELIMINATIONS   CONSOLIDATED
                                          --------   ------   ------------   ------------   ------------
                                                                  (IN MILLIONS)
Sales to unaffiliated customers.........   $5,279    $2,004       $476           $ --          $7,759
Transfers between geographic areas......       50        32         --            (82)             --
                                           ------    ------       ----           ----          ------
          Total sales...................   $5,329    $2,036       $476           $(82)         $7,759
                                           ======    ======       ====           ====          ======
Operating income (loss).................   $  609    $  193       $ (6)          $ --          $  796
                                           ======    ======       ====           ====
Corporate expenses, net.................                                                          (82)
                                                                                               ------
          Total operating income........                                                       $  714
                                                                                               ======
Identifiable assets.....................   $  903    $  390       $125           $ --          $1,418
                                           ======    ======       ====           ====
General corporate assets................                                                        1,575
                                                                                               ------
          Total assets..................                                                       $2,993
                                                                                               ======

                                                                 FISCAL YEAR 1996
                                          --------------------------------------------------------------
                                                              ASIA-PACIFIC
                                          AMERICAS   EUROPE    AND JAPAN     ELIMINATIONS   CONSOLIDATED
                                          --------   ------   ------------   ------------   ------------
                                                                  (IN MILLIONS)
Sales to unaffiliated customers.........   $3,474    $1,478       $344          $  --          $5,296
Transfers between geographic areas......       66       192         --           (258)             --
                                           ------    ------       ----          -----          ------
          Total sales...................   $3,540    $1,670       $344          $(258)         $5,296
                                           ======    ======       ====          =====          ======
Operating income (loss).................   $  285    $  171       $(21)         $  --          $  435
                                           ======    ======       ====          =====
Corporate expenses, net.................                                                          (58)
                                                                                               ------
          Total operating income........                                                       $  377
                                                                                               ======
Identifiable assets.....................   $  867    $  409       $123          $  --          $1,399
                                           ======    ======       ====          =====
General corporate assets................                                                          749
                                                                                               ------
          Total assets..................                                                       $2,148
                                                                                               ======

                           DELL COMPUTER CORPORATION

                                                                 FISCAL YEAR 1995
                                          --------------------------------------------------------------
                                                              ASIA-PACIFIC
                                          AMERICAS   EUROPE    AND JAPAN     ELIMINATIONS   CONSOLIDATED
                                          --------   ------   ------------   ------------   ------------
                                                                  (IN MILLIONS)
Sales to unaffiliated customers.........   $2,400    $  953       $122          $  --          $3,475
Transfers between geographic areas......       35       129         --           (164)             --
                                           ------    ------       ----          -----          ------
          Total sales...................   $2,435    $1,082       $122          $(164)         $3,475
                                           ======    ======       ====          =====          ======
Operating income (loss).................   $  174    $  123       $ (2)         $  --          $  295
                                           ======    ======       ====          =====
Corporate expenses, net.................                                                          (46)
                                                                                               ------
          Total operating loss..........                                                       $  249
                                                                                               ======
Identifiable assets.....................   $  638    $  286       $ 43          $  --          $  967
                                           ======    ======       ====          =====
General corporate assets................                                                          627
                                                                                               ------
          Total assets..................                                                       $1,594
                                                                                               ======

NOTE 11 -- SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

                                                              FEBRUARY 2,    JANUARY 28,
                                                                 1997           1996
                                                              -----------    -----------
                                                                    (IN MILLIONS)
SUPPLEMENTAL CONSOLIDATED STATEMENT OF FINANCIAL POSITION
  INFORMATION
Accounts receivable:
  Gross accounts receivable.................................     $934            $755
  Allowance for doubtful accounts...........................      (31)            (29)
                                                                 ----            ----
                                                                 $903            $726
                                                                 ====            ====
Inventories:
  Production materials......................................     $223            $390
  Work-in-process and finished goods........................       28              39
                                                                 ----            ----
                                                                 $251            $429
                                                                 ====            ====
Property, plant and equipment:
  Land and buildings........................................     $133            $ 92
  Computer equipment........................................      104              92
  Office furniture and fixtures.............................       32              26
  Machinery and other equipment.............................       59              45
  Leasehold improvements....................................       46              37
                                                                 ----            ----
  Total property, plant and equipment.......................      374             292
  Accumulated depreciation and amortization.................     (139)           (113)
                                                                 ----            ----
                                                                 $235            $179
                                                                 ====            ====
Accrued and other liabilities:
  Accrued compensation......................................     $113            $ 52
  Accrued warranty costs....................................      111              78
  Taxes other than income taxes.............................       74              76
  Deferred revenue on warranty contracts....................      126              67
  Book overdrafts...........................................       27              59
  Other.....................................................      167             141
                                                                 ----            ----
                                                                 $618            $473
                                                                 ====            ====

                           DELL COMPUTER CORPORATION

                                                                        FISCAL YEAR ENDED
                                                            -----------------------------------------
                                                            FEBRUARY 2,    JANUARY 28,    JANUARY 29,
                                                               1997           1996           1995
                                                            -----------    -----------    -----------
                                                                          (IN MILLIONS)
SUPPLEMENTAL CONSOLIDATED STATEMENT OF OPERATIONS
  INFORMATION
Research, development and engineering expenses:
  Research and development expenses.......................     $  88          $  62          $  39
  Engineering expenses....................................        38             33             26
                                                               -----          -----          -----
                                                               $ 126          $  95          $  65
                                                               =====          =====          =====
Financing and other income (expense), net:
  Interest expense........................................     $  (7)         $ (15)         $ (12)
  Investment and other income (loss), net.................        40             21            (24)
                                                               -----          -----          -----
                                                               $  33          $   6          $ (36)
                                                               =====          =====          =====

                                                                        FISCAL YEAR ENDED
                                                            -----------------------------------------
                                                            FEBRUARY 2,    JANUARY 28,    JANUARY 29,
                                                               1997           1996           1995
                                                            -----------    -----------    -----------
                                                                          (IN MILLIONS)
SUPPLEMENTAL CONSOLIDATED STATEMENT OF CASH FLOWS
  INFORMATION
Changes in operating working capital accounts:
  Accounts receivable, net................................     $(200)         $(196)         $(125)
  Inventories.............................................       177           (138)           (72)
  Accounts payable........................................       581             59            129
  Accrued and other liabilities...........................       141            126             80
  Other, net..............................................       (40)           (46)           (23)
                                                               -----          -----          -----
                                                               $ 659          $(195)         $ (11)
                                                               =====          =====          =====
Supplemental cash flow information:
  Income taxes paid.......................................     $ 178          $ 117          $  57
  Interest paid...........................................     $  12          $  17          $  10

                           DELL COMPUTER CORPORATION

NOTE 12 -- QUARTERLY RESULTS (UNAUDITED)

The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The following tables contain selected unaudited Consolidated Statement of Income and stock price data for each quarter of fiscal 1997 and 1996. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                    FISCAL YEAR 1997
                                                       -------------------------------------------
                                                         4TH         3RD         2ND         1ST
                                                       QUARTER     QUARTER     QUARTER     QUARTER
                                                       -------     -------     -------     -------
                                                          (IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales.........................................     $2,412      $2,019      $1,690      $1,638
Gross margin......................................     $  524      $  450      $  373      $  319
Income before extraordinary loss..................     $  188      $  149      $  112      $   82
Net income........................................     $  188      $  145      $  103      $   82
Income before extraordinary loss per common
  share(a)(b):
     Primary......................................     $ 1.01      $  .78      $  .58      $  .42
     Fully diluted................................     $ 1.00      $  .78      $  .57      $  .42
Weighted average shares outstanding(a):
     Primary......................................      185.8       191.0       194.7       194.8
     Fully diluted................................      187.0       192.0       196.2       196.8
Stock sales prices per share(a):
  High............................................     $   723/8   $   443/8   $   285/8   $   233/8
  Low.............................................     $   3713/16 $   261/16  $   203/16  $   131/4

                                                                    FISCAL YEAR 1996
                                                       -------------------------------------------
                                                         4TH         3RD         2ND         1ST
                                                       QUARTER     QUARTER     QUARTER     QUARTER
                                                       -------     -------     -------     -------
                                                          (IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales.........................................     $1,539      $1,415      $1,206      $1,136
Gross margin......................................     $  278      $  290      $  263      $  236
Income before extraordinary loss..................     $   70      $   75      $   65      $   62
Net income........................................     $   70      $   75      $   65      $   62
Income before extraordinary loss per common
  share(a):
     Primary......................................     $  .35      $  .38      $  .33      $  .28
     Fully diluted................................     $  .35      $  .37      $  .33      $  .26
Weighted average shares outstanding(a):
     Primary......................................      198.7       200.1       196.5       181.0
     Fully diluted................................      199.6       202.0       198.4       195.1
Stock sales prices per share(a):
  High............................................     $   2411/16 $   2329/32 $   1717/32 $   1323/32
  Low.............................................     $   111/2   $   151/2   $   121/8   $    97/8

------------------------------

(a) Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share. All share, per share and stock price information has been retroactively restated to reflect the two-for-one split of the Common Stock in December 1996.

(b) Excludes extraordinary loss of $0.02 and $0.05 per common share for the third and second quarter, respectively, of fiscal 1997.

                                    PART III

The information called for by Part III of Form 10-K (consisting of Item
10 -- Directors and Executive Officers of the Registrant, Item 11 -- Executive Compensation, Item 12 -- Security Ownership of Certain Beneficial Owners and Management and Item 13 -- Certain Relationships and Transactions), to the extent not set forth herein under "Item 1 -- Business -- Executive Officers of the Registrant," is incorporated by reference from the Company's definitive proxy statement relating to the annual meeting of stockholders to be held in 1996, which definitive proxy statement will be filed with the Securities and Exchange Commission on or before June 2, 1997.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The following financial statements are filed as a part of this Report under "Item 8 -- Financial Statements and Supplementary Data":

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   24
Consolidated Statement of Financial Position at February 2,
  1997 and January 28, 1996.................................   25
Consolidated Statement of Income for the three fiscal years
  ended February 2, 1997....................................   26
Consolidated Statement of Cash Flows for the three fiscal
  years ended February 2, 1997..............................   27
Consolidated Statement of Stockholders' Equity for the three
  fiscal years ended February 2, 1997.......................   28
Notes to Consolidated Financial Statements..................   29

FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as a part of this Report under "Schedule II" immediately preceding the signature page: Schedule
II -- Valuation and Qualifying Accounts for the three fiscal years ended February 2, 1997. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

EXHIBITS

The following exhibits are filed as a part of this Report, with each exhibit that consists of or includes a management contract or compensatory plan or arrangement being identified with an "*":

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
           3.1           -- Certificate of Incorporation, dated October 21, 1987 and filed October 22, 1987 (incorporated by reference to
                            Exhibit 3.1 to the Company's Quarterly Report on Form
                            10-Q for the fiscal quarter ended July 30, 1995,
                            Commission File No. 0-17017)
           3.2           -- Certificate of Amendment to the Certificate of
                            Incorporation, dated May 6, 1988 and filed May 9, 1988
                            (incorporated by reference to Exhibit 3.2 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
           3.3           -- Certificate of Amendment to the Certificate of
                            Incorporation, dated June 19, 1991 and filed June 21,
                            1991 (incorporated by reference to Exhibit 3.3 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
           3.4           -- Certificate of Amendment to the Certificate of
                            Incorporation, dated June 19, 1992 and filed July 10,
                            1992 (incorporated by reference to Exhibit 3.4 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
           3.5           -- Certificate of Designation of Series A Convertible
                            Preferred Stock, dated August 24, 1993 and filed August
                            25, 1993 (incorporated by reference to Exhibit 3.5 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
           3.6           -- Certificate of Correction Filed to Correct Certain Errors
                            in the Certificate of Amendment of Certificate of
                            Incorporation Filed in the Office of the Secretary of
                            State of Delaware on May 9, 1988, and in the Certificate
                            of Amendment of Certificate of Incorporation Filed in the
                            Office of the Secretary of State of Delaware on July 10,
                            1992, dated April 27, 1994 and filed May 5, 1994
                            (incorporated by reference to Exhibit 3.6 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
           3.7           -- Certificate of Amendment to Certificate of Incorporation,
                            dated July 31, 1995 and filed August 3, 1995
                            (incorporated by reference to Exhibit 3.7 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
           3.8           -- Certificate of Designations of Series A Junior
                            Participating Preferred Stock, dated November 29, 1995
                            and filed December 4, 1995 (incorporated by reference to
                            Exhibit 3.1 to the Company's Quarterly Report on Form 10-
                            Q for the fiscal quarter ended October 29, 1995,
                            Commission File No. 0-17017)
           3.9           -- Bylaws, dated October 22, 1987 (incorporated by reference to Exhibit 3.8 to the Company's Quarterly Report on Form
                            10-Q for the fiscal quarter ended July 30, 1995,
                            Commission File No. 0-17017)
           3.10          -- Amendments to the Bylaws, adopted June 19, 1991
                            (incorporated by reference to Exhibit 3.9 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17071)
           3.11          -- Amendments to the Bylaws, adopted May 18, 1995
                            (incorporated by reference to Exhibit 3.10 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
           3.12          -- Amendments to Bylaws, adopted November 29, 1995
                            (incorporated by reference to Exhibit 3.2 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended October 29, 1995, Commission File No.
                            0-17017)
           3.13          -- Restated Bylaws, as adopted on November 29, 1995
                            (incorporated by reference to Exhibit 3.3 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended October 29, 1995, Commission File No.
                            0-17017)
           4.1           -- Rights Agreement, dated as of November 29, 1995
                            (incorporated by reference to Exhibit 4 to the Company's
                            Quarterly Report on Form 10-Q for the fiscal quarter
                            ended October 29, 1995, Commission File No. 0-17017)
           4.2           -- Indenture, dated as of August 15, 1993, between the
                            Company and The First National Bank of Boston regarding
                            the Company's 11% Senior Notes Due August 15, 2000
                            (incorporated by reference to Exhibit 4.1 to the
                            Company's Registration Statement on Form S-4,
                            Registration No. 33-69680)
           4.3           -- Exchange and Registration Rights, dated as of August 15,
                            1993, between the Company and the purchasers of the
                            Company's 11% Senior Notes Due August 15, 2000
                            (incorporated by reference to Exhibit 4.2 to the
                            Company's Registration Statement on Form S-4,
                            Registration No. 33-69680)

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
           4.4           -- First Supplemental Indenture, dated as of August 16,
                            1996, between the Company and State Street Bank and Trust
                            Company, as successor trustee to The First National Bank
                            of Boston, regarding the Company's 11% Senior Notes Due
                            August 16, 2000 (incorporated by reference to Exhibit 4
                            to the Company's Quarterly Report on Form 10-Q for the
                            fiscal quarter ended July 28, 1996, Commission File No.
                            0-17017)
          10.1*          -- Dell Computer Corporation 1986 Incentive Stock Option
                            Plan, as amended (incorporated by reference to Exhibit 4c
                            to the Company's Registration Statement on Form S-8,
                            Registration No. 33-24621)
          10.2*          -- Dell Computer Corporation 1987 Incentive Stock Option
                            Plan, as amended (incorporated by reference to Exhibit 4d
                            to the Company's Registration Statement on Form S-8,
                            Registration No. 33-24621)
          10.3*          -- Dell Computer Corporation 1987 Non-qualified Stock Option
                            Plan, as amended, including the UK Scheme (incorporated
                            by reference to Exhibit 4e to the Company's Registration
                            Statement on Form S-8, Registration No. 33-24621)
          10.4*          -- Dell Computer Corporation 1989 Stock Option Plan, as
                            amended and restated (incorporated by reference to
                            Exhibit 10.4 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended January 31, 1993, Commission
                            File No. 0-17017)
          10.5*          -- Dell Computer Corporation 1993 Stock Option Plan
                            (incorporated by reference to Exhibit 10.36 to the
                            Company's Registration Statement on Form S-4,
                            Registration No. 33-69680)
          10.6*          -- Dell Computer Corporation Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration
                            Statement on Form S-8, Registration No. 33-54577)
          10.7*          -- First Amendment to Dell Computer Corporation Incentive
                            Plan, dated as of July 21, 1995 (incorporated by
                            reference to Exhibit 10.3 to the Company's Quarterly
                            Report on Form 10-Q for the fiscal quarter ended July 30,
                            1995, Commission File No. 0-17071)
          10.8*          -- Second Amendment to Dell Computer Corporation Incentive
                            Plan, dated as of November 29, 1995 (incorporated by
                            reference to Exhibit 10.8 to the Company's Annual Report
                            on Form 10-K for the fiscal year ended January 28, 1996,
                            Commission File No. 0-17017)
          10.9*          -- Dell Computer Corporation Deferred Compensation Plan
                            (incorporated by reference to Exhibit 10.8 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended February 3, 1991, Commission File No. 0-17017)
          10.10*         -- Amendment to Deferred Compensation Plan, adopted on
                            August 25, 1995 (incorporated by reference to Exhibit
                            10.10 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended January 28, 1996, Commission File No.
                            0-17017)
          10.11*         -- Executive Incentive Bonus Plan, adopted March 1, 1995
                            (incorporated by reference to Exhibit 10.10 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 28, 1996, Commission File No. 0-17017)
          10.12*         -- Form of Indemnity Agreement between the Company and
                            certain of its officers, directors and key employees
                            (incorporated by reference to Exhibit 10.23 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 33-21823)

              10.13          -- Lease Agreement, dated January 6, 1989, for Building 12 in Braker Center (incorporated by reference to Exhibit 10s to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 1989, Commission File No. 0-17017)
              10.14          -- Two Amendments to Lease Agreement for Building 12 in Braker Center (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993, Commission File No. 0-17017)
              10.15*         -- Agreement, dated May 12, 1988, between the Company and Michael S. Dell, along with the
                                Employment Agreement, dated May 3, 1984, between Michael S. Dell and the Company's predecessor (incorporated by reference to Exhibit 10.25 to the Company's Registration
                                Statement on Form S-1, Registration No. 33-38991)
              10.16*         -- Employment Agreement, dated November 16, 1992, between the Company and Thomas J.
                                Meredith (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on
                                Form 10-K for the fiscal year ended January 31, 1993, Commission File No. 0-17017)
              10.17          -- Receivables Purchase Agreement, dated as of November 30, 1995, between Dell Marketing
                                L.P. (as Seller) and Dell Receivables L.P. (as Purchaser) (incorporated by reference to
                                Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended
                                January 28, 1996, Commission No. 0-17017)
              10.18          -- Receivables Purchase Agreement, dated as of November 30, 1995, between Dell Direct
                                Sales L.P. (as Seller) and Dell Receivables L.P. (as Purchaser) (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, Commission No. 0-17017)
              10.19          -- Subordinated Note, dated as of November 30, 1995, payable to Dell Marketing L.P. issued by Dell Receivables L.P. (incorporated by reference to Exhibit 10.20 to the Company's
                                Annual Report on Form 10-K for the fiscal year ended January 28, 1996, Commission No.
                                0-17017)
              10.20          -- Subordinated Note, dated as of November 30, 1995, payable to Dell Direct Sales L.P.
                                issued by Dell Receivables L.P. (incorporated by reference to Exhibit 10.21 to the
                                Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996,
                                Commission No. 0-17017)
              10.21          -- Pooling and Servicing Agreement, dated as of November 30, 1995, among Dell Receivables
                                L.P. (as Transferor), Dell USA L.P. (as Servicer) and Norwest Bank Minnesota, National
                                Association (as Trustee) (incorporated by reference to Exhibit 10.22 to the Company's
                                Annual Report on Form 10-K for the fiscal year ended January 28, 1996, Commission No.
                                0-17017)
              10.22          -- Series 1995-1 Supplement, dated as of November 30, 1995, to the Pooling and Servicing
                                Agreement filed as Exhibit 10.35 to this Report (incorporated by reference to Exhibit
                                10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28,
                                1996, Commission No. 0-17017)
              10.23          -- Certificate Purchase Agreement, dated as of November 30, 1995, among Dell Receivables
                                L.P. (as Seller), Corporate Receivables Corporation (as Purchaser), the financial institutions named from time to time therein (as Liquidity Providers), Citibank North
                                America, Inc. (as Program Agent) and Norwest Bank Minnesota, National Association (as
                                Trustee) (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on
                                Form 10-K for the fiscal year ended January 28, 1996, Commission No. 0-17017)

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
          10.24          -- Parent Undertaking Agreement, dated as of November 30,
                            1995, executed by the Company (incorporated by reference
                            to Exhibit 10.25 to the Company's Annual Report on Form
                            10-K for the fiscal year ended January 28, 1996,
                            Commission No. 0-17017)
          10.25          -- Cross-Guarantee Agreement, dated as of November 30, 1995, among Dell Marketing L.P., Dell Direct Sales L.P. and
                            Dell USA L.P. (incorporated by reference to Exhibit 10.26
                            to the Company's Annual Report on Form 10-K for the
                            fiscal year ended January 28, 1996, Commission No.
                            0-17017)
          10.26*         -- Severance Agreement, dated March 28, 1996, between the
                            Company and Richard N. Snyder (incorporated by reference
                            to Exhibit 10 to the Company's Quarterly Report on Form
                            10-Q for the fiscal quarter ended April 28, 1996,
                            Commission File No. 0-17017)
          10.27          -- Credit Agreement, dated as of June 6, 1996, among the
                            Company (as Borrower), Citibank, N.A. (as Administrative
                            Agent), Chemical Bank (as Co-Agent), and the banks named
                            therein relating to a $100,000,000 364-Day Revolving
                            Credit Facility (incorporated by reference to Exhibit
                            10.1 to the Company's Quarterly Report on Form 10-Q for
                            the fiscal quarter ended July 28, 1996, Commission File
                            No. 0-17017)
          10.28          -- Credit Agreement, dated as of June 6, 1996, among the
                            Company (as Borrower), Citibank, N.A. (as Administrative
                            Agent), Chemical Bank (as Co-Agent), and the banks named
                            therein relating to a $150,000,000 Three-Year Revolving
                            Credit Facility (incorporated by reference to Exhibit
                            10.2 to the Company's Quarterly Report on Form 10-Q for
                            the fiscal quarter ended July 28, 1996, Commission File
                            No. 0-17017)
         11+             -- Statement re Computation of Per Share Earnings
         21+             -- Subsidiaries of the Company
         23+             -- Consent of Price Waterhouse LLP
         27+             -- Financial Data Schedule

---------------

* Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

+ Filed herewith.

REPORTS ON FORM 8-K

The Company did not file any Current Reports on Form 8-K during the fourth quarter of the fiscal year ended February 2, 1997.

                                                                     SCHEDULE II

                           DELL COMPUTER CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                                    BALANCE AT    CHARGED TO    WRITE-OFFS    BALANCE AT
FISCAL                                              BEGINNING      BAD DEBT     CHARGED TO      END OF
 YEAR                  DESCRIPTION                  OF PERIOD      EXPENSE      ALLOWANCE       PERIOD
------                 -----------                  ----------    ----------    ----------    ----------
                                                                       (IN MILLIONS)
1997      Allowance for doubtful accounts              $29           $12           $10           $31
1996      Allowance for doubtful accounts              $26           $13           $10           $29
1995      Allowance for doubtful accounts              $26           $ 8           $ 8           $26

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DELL COMPUTER CORPORATION

Date: April 7, 1997
                                            By:      /s/ MICHAEL S. DELL
                                              ----------------------------------
                                                       Michael S. Dell,
                                                    Chairman of the Board
                                                 and Chief Executive Officer

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

                        NAME                                           TITLE                          DATE
                        ----                                           -----                          ----

                 /s/ MICHAEL S. DELL                     Chairman of the Board and Chief               April 7, 1997
-----------------------------------------------------      Executive Officer (principal
                   Michael S. Dell                         executive officer)

                 /s/ DONALD J. CARTY                     Director                                      April 7, 1997
-----------------------------------------------------
                   Donald J. Carty

             /s/ PAUL O. HIRSCHBIEL, JR.                 Director                                      April 7, 1997
-----------------------------------------------------
               Paul O. Hirschbiel, Jr.

                /s/ MICHAEL H. JORDAN                    Director                                      April 7, 1997
-----------------------------------------------------
                  Michael H. Jordan

                /s/ GEORGE KOZMETSKY                     Director                                      April 7, 1997
-----------------------------------------------------
                  George Kozmetsky

               /s/ THOMAS W. LUCE, III                   Director                                      April 7, 1997
-----------------------------------------------------
                 Thomas W. Luce, III

                  /s/ KLAUS S. LUFT                      Director                                      April 7, 1997
-----------------------------------------------------
                    Klaus S. Luft

               /s/ CLAUDINE B. MALONE                    Director                                      April 7, 1997
-----------------------------------------------------
                 Claudine B. Malone

                /s/ MICHAEL A. MILES                     Director                                      April 7, 1997
-----------------------------------------------------
                  Michael A. Miles

               /s/ THOMAS J. MEREDITH                    Senior Vice President and Chief               April 7, 1997
-----------------------------------------------------      Financial Officer (principal
                 Thomas J. Meredith                        financial officer)

               /s/ JAMES M. SCHNEIDER                    Vice President -- Finance and                 April 7, 1997
-----------------------------------------------------      Corporate Controller (principal
                 James M. Schneider                        accounting officer)

                               INDEX TO EXHIBITS

      EXHIBIT
        NO.                         DESCRIPTION OF EXHIBIT
        3.1        -- Certificate of Incorporation, dated October 21, 1987
                      and filed October 22, 1987 (incorporated by reference to
                      Exhibit 3.1 to the Company's Quarterly Report on Form
                      10-Q for the fiscal quarter ended July 30, 1995,
                      Commission File No. 0-17017)

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


        4.3        -- Exchange and Registration Rights, dated as of August
                      15, 1993, between the Company and the purchasers of the Company's 11% Senior Notes Due August 15, 2000
                      (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4,
                      Registration No.
                      33-69680)

        4.4        -- First Supplemental Indenture, dated as of August 16,
                      1996, between the Company and State Street Bank and Trust
                      Company, as successor trustee to The First National Bank of Boston, regarding the Company's 11% Senior Notes Due
                      August 16, 2000 (incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 1996, Commission File No.
                      0-17017)

       10.1*     --   Dell Computer Corporation 1986 Incentive Stock Option Plan,
                      as amended (incorporated by to Exhibit 4c to the Company's
                      Registration Statement on Form S-8, Registration
                      No. 33-24621)

       10.2*     --   Dell Computer Corporation 1987 Incentive Stock Option Plan,
                      as amended  (incorporated by reference to Exhibit 4d to the
                      Company's Registration Statement on Form S-8, Registration
                      No. 33-24621)

       10.3*     --   Dell Computer Corporation 1987 Non-qualified Stock Option
                      Plan, as amended, including the UK Scheme (incorporated
                      by reference to Exhibit 4e to the Company's Registration Statement
                      on Form S-8, Registration No. 33-24621)

       10.4*     --   Dell Computer Corporation 1989 Stock Option Plan, as
                      amended and restated (incorporated by reference to
                      Exhibit 10.4 to the Company's Annual Report on Form 10-K
                      for the fiscal year ended January 31, 1993, Commission
                      File No. 0-17017)

       10.5*     --   Dell Computer Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit 10.36 to the Company's Registration
                      Statement on Form S-4, Registration No. 33-69680)

       10.6*     --   Dell Computer Corporation Incentive Plan (incorporated by
                      reference to Exhibit 4.6 to the Company's Registration
                      Statement on Form S-8, Registration No. 33-54577)

       10.7*     --   First Amendment to Dell Computer Corporation Incentive
                      Plan, dated as of July 21, 1995 (incorporated by
                      reference to Exhibit 10.3 to the Company's Quarterly
                      Report on Form 10-Q for the fiscal quarter ended July 30,
                      1995, Commission File No. 0-17071)

       10.8*     --   Second Amendment to Dell Computer Corporation
                      Incentive Plan, dated as of November 29, 1995
                      (incorporated by reference to Exhibit 10.8 to the
                      Company's Annual Report on Form 10-K for the fiscal year
                      ended January 28, 1996, Commission File No. 0-17017)

       10.9*     --   Dell Computer Corporation Deferred Compensation Plan
                      (incorporated by reference to Exhibit 10.8 to the
                      Company's Annual Report on Form 10-K for the fiscal year
                      ended February 3, 1991, Commission File No. 0-17017)

       10.10*    --   Amendment to Deferred Compensation Plan, adopted on
                      August 25, 1995 (incorporated by reference to Exhibit
                      10.10 to the Company's Annual Report on Form 10-K for the
                      fiscal year ended January 28, 1996, Commission File No.
                      0-17017)

       10.11*    --   Executive Incentive Bonus Plan, adopted March 1, 1995
                      (incorporated by reference to Exhibit 10.10 to the
                      Company's Annual Report on Form 10-K for the fiscal year
                      ended January 28, 1996, Commission File No. 0-17017)

       10.12*    --   Form of Indemnity  Agreement between the Company and
                      certain of its officers, directors and key employees
                      (incorporated by reference to Exhibit 10.23 to the
                      Company's Registration Statement on Form S-1,
                      Registration No. 33-21823)

       10.13     --   Lease Agreement, dated January 6, 1989, for Building
                      12 in Braker Center (incorporated by reference to Exhibit
                      10s to the Company's Annual Report on Form 10-K for the
                      fiscal year ended January 27, 1989, Commission File No.
                      0-17017)

       10.14     --   Two Amendments to Lease Agreement for Building 12 in
                      Braker Center (incorporated by reference to Exhibit 10.27
                      to the Company's Annual Report on Form 10-K for the
                      fiscal year ended January 31, 1993, Commission File No.
                      0-17017)

       10.15*    --   Agreement, dated May 12, 1988, between the Company and
                      Michael S. Dell, along with the Employment Agreement,
                      dated May 3, 1984, between Michael S. Dell and the
                      Company's predecessor (incorporated by reference to
                      Exhibit 10.25 to the Company's Registration Statement on
                      Form S-1, Registration No. 33-38991)



       10.16*    --   Employment Agreement, dated November 16, 1992, between
                      the Company and Thomas J. Meredith (incorporated by
                      reference to Exhibit 10.36 to the Company's Annual Report
                      on Form 10-K for the fiscal year ended January 31, 1993,
                      Commission File No. 0-17017)

       10.17     --   Receivables Purchase Agreement, dated as of November 30, 1995, between Dell Marketing L.P. (as Seller) and Dell Receivables
                      L.P. (as Purchaser) (incorporated by reference to Exhibit
                      10.18 to the Company's Annual Report on Form 10-K for the
                      fiscal year ended January  28, 1996, Commission No. 0-17017)

       10.18     --   Receivables Purchase Agreement, dated as of November 30, 1995, between Dell Direct Sales L.P. (as Seller) and Dell Receivables
                      L.P. (as Purchaser) (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, Commission No. 0-17017)

       10.19     --   Subordinated Note, dated as of November 30, 1995,  payable to
                      Dell Marketing L.P. issued by Dell Receivables L.P. (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on
                      Form 10-K for the fiscal year ended January 28, 1996,
                      Commission No. 0-17017)

       10.20     --   Subordinated Note, dated as of November 30, 1995,
                      payable to Dell Direct Sales L.P. issued by Dell
                      Receivables L.P. (incorporated by reference to Exhibit
                      10.21 to the Company's Annual Report on Form 10-K for the
                      fiscal year ended January 28, 1996, Commission No.
                      0-17017)

       10.21     --   Pooling and Servicing Agreement, dated as of November
                      30, 1995, among Dell Receivables L.P. (as Transferor),
                      Dell USA L.P. (as Servicer) and Norwest Bank Minnesota,
                      National Association (as Trustee) (incorporated by
                      reference to Exhibit 10.22 to the Company's Annual Report
                      on Form 10-K for the fiscal year ended January 28, 1996,
                      Commission No.
                      0-17017)

       10.22     --   Series 1995-1 Supplement, dated as of November 30,
                      1995, to the Pooling and Servicing Agreement filed as
                      Exhibit 10.35 to this Report (incorporated by reference
                      to Exhibit 10.23 to the Company's Annual Report on Form
                      10-K for the fiscal year ended January 28, 1996,
                      Commission No. 0-17017)

       10.23     --   Certificate Purchase Agreement, dated as of November
                      30, 1995, among Dell Receivables L.P. (as Seller),
                      Corporate Receivables Corporation (as Purchaser), the
                      financial institutions named from time to time therein
                      (as Liquidity Providers), Citibank North America, Inc.
                      (as Program Agent) and Norwest Bank Minnesota, National
                      Association (as Trustee) (incorporated by reference to
                      Exhibit 10.24 to the Company's Annual Report on Form 10-K
                      for the fiscal year ended January 28, 1996, Commission
                      No. 0-17017)

       10.24     --   Parent Undertaking Agreement, dated as of November 30,
                      1995, executed by the Company (incorporated by reference
                      to Exhibit 10.25 to the Company's Annual Report on Form
                      10-K for the fiscal year ended January 28, 1996,
                      Commission No. 0-17017)

       10.25     --   Cross-Guarantee Agreement, dated as of November 30, 1995,
                      among Dell Marketing  L.P., Dell Direct Sales L.P. and
                      Dell USA L.P. (incorporated by reference to Exhibit
                      10.26 to the Company's Annual Report on Form 10-K
                      for the fiscal year ended January 28, 1996, Commission
                      No. 0-17017)

       10.26*    --   Severance Agreement, dated March 28, 1996, between the
                      Company and Richard N. Snyder (incorporated by reference
                      to Exhibit 10 to the Company's Quarterly Report on Form
                      10-Q for the fiscal quarter ended April 28, 1996,
                      Commission File No. 0-17017)

       10.27     --   Credit Agreement, dated as of June 6, 1996, among the
                      Company (as Borrower), Citibank, N.A. (as Administrative
                      Agent), Chemical Bank (as Co-Agent), and the banks named
                      therein relating to a $100,000,000 364-Day Revolving
                      Credit Facility (incorporated by reference to Exhibit
                      10.1 to the Company's Quarterly Report on Form 10-Q for
                      the fiscal quarter ended July 28, 1996, Commission File
                      No. 0-17017)

       10.28     --   Credit Agreement, dated as of June 6, 1996, among the
                      Company (as Borrower), Citibank, N.A. (as Administrative
                      Agent), Chemical Bank (as Co-Agent), and the banks named
                      therein relating to a $150,000,000 Three-Year Revolving
                      Credit Facility (incorporated by reference to Exhibit
                      10.2 to the Company's Quarterly Report on Form 10-Q for
                      the fiscal quarter ended July 28, 1996, Commission File
                      No. 0-17017)


       11+     --   Statement re Computation of Per Share Earnings

       21+     --   Subsidiaries of the Company

       23+     --   Consent of Price Waterhouse LLP

       27+     --   Financial Data Schedule


----------------

* Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

+    Filed herewith.