Form 10-Q
period 1997-05-04
DELL COMPUTER CORP
filed 1997-06-02
CIK 826083

===============================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTERLY PERIOD ENDED MAY 4, 1997


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
                               (Telephone number)





     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.   YES  X   NO
                                         ---      ---

     AS OF THE CLOSE OF BUSINESS ON MAY 30, 1997, 168,177,835 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.



===============================================================================

                       PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           DELL COMPUTER CORPORATION

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                    ASSETS
                                                        MAY 4,         FEBRUARY 2,
                                                         1997            1997
                                                     ------------    ------------
Current assets:
 Cash ............................................   $        140    $        115
 Marketable securities ...........................          1,302           1,237
 Accounts receivable, net ........................            991             903
 Inventories .....................................            266             251
 Other current assets ............................            280             241
                                                     ------------    ------------
   Total current assets ..........................          2,979           2,747
Property, plant and equipment, net ...............            252             235
Other assets .....................................             12              11
                                                     ------------    ------------
                                                     $      3,243    $      2,993
                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable ................................   $      1,146    $      1,040
 Accrued and other liabilities ...................            707             618
                                                     ------------    ------------
   Total current liabilities .....................          1,853           1,658
Deferred revenue .................................            226             219
Other liabilities ................................             43              31
                                                     ------------    ------------
   Total liabilities .............................          2,122           1,908
                                                     ------------    ------------
Put options ......................................            264             279
                                                     ------------    ------------
Stockholders' equity:
  Preferred stock and capital in excess
   of $.01 par value; shares authorized:
   5,000,000; shares issued and
   outstanding:  none ............................            --              --
  Common stock and capital in excess of
   $.01 par value; shares authorized:
   300,000,000; shares issued and
   outstanding:  167,727,302 and
   173,047,420, respectively .....................            234             195
  Retained earnings ..............................            653             647
  Other ..........................................            (30)            (36)
                                                     ------------    ------------
   Total stockholders' equity ....................            857             806
                                                     ------------    ------------
                                                     $      3,243    $      2,993
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

                           DELL COMPUTER CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                     ---------------------------
                                                        MAY 4,        APRIL 28,
                                                         1997           1996
                                                     ------------   ------------
Net sales ........................................   $      2,588   $      1,638
Cost of sales ....................................          2,030          1,319
                                                     ------------   ------------
 Gross margin ....................................            558            319
                                                     ------------   ------------
Operating expenses:
 Selling, general and administrative .............            240            182
 Research, development and engineering ...........             41             25
                                                     ------------   ------------
  Total operating expenses .......................            281            207
                                                     ------------   ------------
  Operating income ...............................            277            112

Financing and other income (expense), net ........             10              4
                                                     ------------   ------------
 Income before income taxes ......................            287            116
Provision for income taxes .......................             89             34
                                                     ------------   ------------
 Net income ......................................   $        198   $         82
                                                     ============   ============
Earnings per common share ........................   $       1.08   $       0.42
                                                     ============   ============
Weighted average shares outstanding ..............            184            195
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

                           DELL COMPUTER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                       ------------------------
                                                         MAY 4,       APRIL 28,
                                                          1997          1996
                                                       ----------    ----------
Cash flows from operating activities:
 Net income ........................................   $      198    $       82
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization ...................           14            10
   Other ...........................................            6             7
 Changes in:
  Operating working capital ........................           82           199
  Non-current assets and liabilities ...............           18            36
                                                       ----------    ----------
   Net cash provided by operating activities .......          318           334
                                                       ----------    ----------
Cash flows from investing activities:
 Marketable securities:
  Purchases ........................................       (2,490)       (1,851)
  Maturities and sales .............................        2,422         1,654
 Capital expenditures ..............................          (32)          (31)
                                                       ----------    ----------
   Net cash used in investing activities ...........         (100)         (228)
                                                       ----------    ----------
Cash flows from financing activities:
 Purchase of common stock ..........................         (199)         (100)
 Issuance of common stock under employee plans .....            8             4
 Cash received from sale of equity options .........            4            --
                                                       ----------    ----------
   Net cash used in financing activities ...........         (187)          (96)
                                                       ----------    ----------
Effect of exchange rate changes on cash ............           (6)            1
                                                       ----------    ----------
Net increase in cash ...............................           25            11
Cash at beginning of period ........................          115            55
                                                       ----------    ----------
Cash at end of period ..............................   $      140    $       66
                                                       ==========    ==========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dell Computer Corporation (the "Company") should be read in conjunction with the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1997. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at May 4, 1997 and February 2, 1997 and the results of their operations for the three-month periods ended May 4, 1997 and April 28, 1996. Certain amounts from prior periods have been reclassified to conform to current period presentation.

NOTE 2 - PROPOSED STOCK SPLIT

On May 20, 1997, the Company's Board of Directors declared a two-for-one common stock split, subject to stockholder approval of an increase in authorized shares at the Company's annual stockholder meeting on July 18, 1997. If the increase in authorized shares is approved, the stock split will be distributed in the form of a 100% stock dividend on July 25, 1997, to stockholders of record as of July 18, 1997. Share and per share information included in the accompanying condensed consolidated financial statements have not been restated to reflect the proposed stock split.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition or results of operations.

NOTE 4 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares and common stock equivalents (if dilutive) outstanding during each period. Common stock equivalents include stock options and equity option instruments. The number of common stock equivalents outstanding is computed using the treasury stock method.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This statement is effective for financial statements issued for periods ending after December 15, 1997 and will require restatement of all prior period comparative amounts. Under SFAS 128, primary and fully diluted earnings per share calculations will be replaced by basic and diluted earnings per share calculations. Diluted earnings per share does not differ from earnings per common share as currently reported. Basic earnings per share for the three month periods ending May 4, 1997 and April 28, 1996 will be $1.17 and $0.45, respectively.

NOTE 5 - SUPPLEMENTAL FINANCIAL INFORMATION (IN MILLIONS)

Supplemental Condensed Consolidated Statement of Financial Position
Information:

                                                       MAY 4,     FEBRUARY 2,
                                                        1997        1997
                                                     ----------   ----------
Inventories:
 Production materials ............................   $      232   $      223
 Work-in-process and finished goods ..............           34           28
                                                     ----------   ----------
                                                     $      266   $      251
                                                     ==========   ==========

Supplemental Condensed Consolidated Statement of Cash Flows Information:


                                                        THREE MONTHS ENDED
                                                     ------------------------
                                                        MAY 4,      APRIL 28,
                                                        1997          1996
                                                     ----------    ----------
Changes in operating working capital accounts:
 Accounts receivable, net ........................   $     (117)   $      (57)
 Inventories .....................................          (17)          177
 Accounts payable ................................          112           141
 Accrued and other liabilities ...................          122           (80)
 Other, net ......................................          (18)           18
                                                     ----------    ----------
                                                     $       82    $      199
                                                     ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three-month period ended May 4, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of consolidated net sales represented by certain items in the Company's condensed consolidated statement of income.


                                                      PERCENTAGE OF CONSOLIDATED NET SALES
                                                     --------------------------------------
                                                                THREE MONTHS ENDED
                                                     --------------------------------------
                                                        MAY 4,      APRIL 28,    FEBRUARY 2,
                                                        1997          1996          1997
                                                     ----------    ----------    ----------
Net sales:
 Americas ........................................         67.4%         65.1%         68.8%
 Europe ..........................................         24.9          28.5          25.6
 Asia Pacific and Japan ..........................          7.7           6.4           5.6
                                                     ----------    ----------    ----------
  Consolidated net sales .........................        100.0         100.0         100.0
Cost of sales ....................................         78.4          80.5          78.3
                                                     ----------    ----------    ----------
  Gross margin ...................................         21.6          19.5          21.7
Operating expenses:
 Selling, general and administrative .............          9.3          11.1           9.7
 Research, development and engineering ...........          1.6           1.5           1.6
                                                     ----------    ----------    ----------
  Total operating expenses .......................         10.9          12.6          11.3
                                                     ----------    ----------    ----------
  Operating income ...............................         10.7           6.9          10.4
Financing and other income (expense), net ........          0.4           0.2           0.6
                                                     ----------    ----------    ----------
 Income before income taxes ......................         11.1           7.1          11.0
Provision for income taxes .......................          3.4           2.1           3.2
                                                     ----------    ----------    ----------
 Net income ......................................          7.7%          5.0%          7.8%
                                                     ==========    ==========    ==========

Net Sales

Consolidated net sales in the first quarter of fiscal 1998 increased 58% and 7%, respectively, over the first and fourth quarters of fiscal 1997. The increase in consolidated net sales was attributable to increased units sold. Unit volumes increased 65% and 7% in the first quarter of fiscal 1998 compared to the first and fourth quarters of fiscal 1997, respectively. This unit volume growth reflects strong demand for the Company's products across all product lines. While desktop products remain the primary driver of unit volumes (comprising 85% of total units shipped during the first quarter of fiscal 1998), the growth rate in the server product line continues to exceed the growth rate of desktop products. During the first quarter of fiscal 1998 unit sales of server products increased 349% and 13%, respectively, compared to the first and fourth quarters of fiscal 1997. Notebook products also exhibited strong growth in the first quarter of fiscal 1998 with unit sales increasing 71% and 5%, respectively, compared to the first and fourth quarters of fiscal 1997.

The effect of the increased unit volumes on consolidated net sales for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 was partially offset by a 4% decline in average revenue per unit. Average revenue per unit remained relatively flat from the fourth quarter of fiscal 1997 to the first quarter of fiscal 1998.

Net sales grew in all geographic regions in the first quarter of fiscal 1998 as compared with both the first and the fourth quarters of fiscal 1997. Growth in net sales in the first quarter of fiscal 1998 was led by the Americas, where net sales increased 64% and 5%, respectively, compared to the first and fourth quarters of fiscal 1997. Additionally, the Asia-Pacific and Japan region exhibited strong sales growth in the first quarter of fiscal 1998, with net sales increasing 90% and 47%, respectively, compared to the first and fourth quarters of fiscal 1997.

Gross Margin

The Company's gross margin as a percentage of consolidated net sales increased to 21.6% in the first quarter of fiscal 1998 from 19.5% for the first quarter of fiscal 1997, while declining slightly from the fourth quarter of fiscal 1997.

The increase in gross margin from the first quarter of fiscal 1997 resulted from component cost declines, partially offset by price reductions, and product mix shift to server and higher-end desktop products. During the first quarter of fiscal 1998, sales of server products increased to 6% of system revenue and 2% of overall unit shipments compared to 3% of systems revenue and 1% of overall unit shipments during the first quarter of fiscal 1997. Additionally, the Company experienced an increase in shipments of more highly configured desktop products, which typically carry higher margins, despite overall desktop products decreasing as a percentage of systems revenue from 81% during the first quarter of fiscal 1997 to 74% during the first quarter of fiscal
1998.

Operating Expenses

Selling, general and administrative expenses increased in absolute dollar amounts in the first quarter of fiscal 1998 but declined as a percentage of consolidated net sales as compared to both the first and fourth quarters of fiscal 1997. The Company has continued to increase staffing worldwide and increase spending related to other infrastructure needs to meet the demands of its growth. However, selling, general and administrative expenses declined as a percentage of consolidated net sales as a result of significant sales growth.

Research, development and engineering expenses have increased in absolute dollar amounts due to increased staffing levels and product development costs in order to meet the demand of product transition cycles. Although spending may continue to increase in absolute dollar terms, the Company's goal is to manage operating expenses, over time, relative to net sales and gross margin.

Income Taxes

The Company's effective tax rate was 31.0% for the first quarter of fiscal 1998 compared with 29.0% for the first and fourth quarters of fiscal 1997. The increase in the Company's effective tax rate resulted from changes in the geographical distribution of income and losses.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial statistics and information:

                                                       MAY 4,     FEBRUARY 2,
                                                        1997         1997
                                                     ----------   ----------
                                                      (DOLLARS IN MILLIONS)
Cash and marketable securities ...................   $    1,442   $    1,352
Working capital ..................................   $    1,126   $    1,089
Days of sales in accounts receivable .............           34           37
Days of supply in inventory ......................           12           13
Days in accounts payable .........................           51           54

Cash flows generated from operating activities for the first quarter of fiscal 1998 were $318 million and represented the Company's primary source of cash during the quarter. Operating cash flows benefited from the Company's continued focus on asset management, as evidenced by the decline in inventory levels to 12 days and days sales in accounts receivable to 34 days at the end of the first quarter of fiscal 1998.

During the first quarter of fiscal 1998, the Company repurchased 6.6 million shares of common stock for $199 million. At May 4, 1997, the Company held call option arrangements that entitle the Company to purchase 9.3 million additional shares of common stock for an average cost of $68. The Company is currently authorized to repurchase up to 23.2 million additional shares of its common stock and anticipates that such repurchases will constitute a significant use of future cash resources. The above share information is not restated to reflect the proposed stock split announced on May 20, 1997. For further discussion regarding the proposed stock split, see Note 2 of the Notes to the Condensed Consolidated Financial Statements.

The Company utilized $32 million in cash during the first three months of fiscal 1998 to construct and equip facilities. Capital expenditures for fiscal 1998 are expected to be approximately $150 million.

During the first quarter of fiscal 1998, the Company entered into a master lease agreement which provides for the ability to lease certain buildings and equipment to be constructed or acquired. The lessor has committed to fund approximately $75 million under this agreement.

Management believes that the Company will have sufficient resources available to meet its cash requirements for the foreseeable future, including working capital requirements, planned capital expenditures and stock repurchases.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

Statements in this Report that relate to future results or events are based on the Company's current expectations. There are many factors that affect the Company's business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired. These factors include general economic and business conditions; the level of demand for personal computers; the level and intensity of competition in the personal computer industry and the pricing pressures that may result; foreign currency fluctuations; the ability of the Company to timely and effectively manage periodic product transitions and component availability; the ability of the Company to develop new products based on new or evolving technology and the market's acceptance of those products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period; and the Company's ability to continue to improve its infrastructure (including personnel and systems) to keep pace with the growth in its overall business activities. For a discussion of these and other factors affecting the Company's business and prospects, see "Item 1 -- Business -- Factors Affecting the Company's Business and Prospects" in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1997.

                          PART II    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition or results of operations.

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



                                        DELL COMPUTER CORPORATION


June 2, 1997                            /s/ James M. Schneider
                                        ---------------------------------------
                                            James M. Schneider
                                           Vice President, Finance
                                         (On behalf of the registrant
                                         and as Chief Accounting Officer)

                           INDEX TO EXHIBITS


EXHIBIT NO.              DESCRIPTION OF EXHIBIT
-----------              ----------------------

    11       Statement Re Computation of Per Share Earnings

    27       Financial Data Schedule