Form 10-Q
period 1997-08-03
DELL COMPUTER CORP
filed 1997-09-03
CIK 826083

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of the close of business on August 29, 1997, 330,800,822 shares of the registrant's common stock, par value $.01 per share, were outstanding.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           DELL COMPUTER CORPORATION

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                     ASSETS

                                                              AUGUST 3,    FEBRUARY 2,
                                                                1997          1997
                                                              ---------    -----------
Current assets:
  Cash......................................................   $  194        $  115
  Marketable securities.....................................    1,321         1,237
  Accounts receivable, net..................................    1,133           903
  Inventories...............................................      273           251
  Other.....................................................      331           241
                                                               ------        ------
          Total current assets..............................    3,252         2,747
Property, plant and equipment, net..........................      288           235
Other.......................................................       12            11
                                                               ------        ------
                                                               $3,552        $2,993
                                                               ======        ======

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $1,285        $1,040
  Accrued and other.........................................      778           618
                                                               ------        ------
          Total current liabilities.........................    2,063         1,658
Deferred revenue............................................      231           219
Other.......................................................       46            31
                                                               ------        ------
          Total liabilities.................................    2,340         1,908
                                                               ------        ------
Put options.................................................       85           279
                                                               ------        ------
Stockholders' equity:
  Preferred stock and capital in excess of $.01 par value;
     shares authorized: 5; shares issued and outstanding:
     none...................................................       --            --
  Common stock and capital in excess of $.01 par value;
     shares issued and outstanding: 333 and 346,
     respectively...........................................      515           195
  Retained earnings.........................................      654           647
  Other.....................................................      (42)          (36)
                                                               ------        ------
          Total stockholders' equity........................    1,127           806
                                                               ------        ------
                                                               $3,552        $2,993
                                                               ======        ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        ---------------------    ---------------------
                                                        AUGUST 3,    JULY 28,    AUGUST 3,    JULY 28,
                                                          1997         1996        1997         1996
                                                        ---------    --------    ---------    --------
Net sales...........................................      $2,814      $1,690       $5,402      $3,328
Cost of sales.......................................       2,190       1,317        4,220       2,636
                                                          ------      ------       ------      ------
  Gross margin......................................         624         373        1,182         692
                                                          ------      ------       ------      ------

Operating expenses:
  Selling, general and administrative...............         280         195          520         377
  Research, development and engineering.............          48          28           89          53
                                                          ------      ------       ------      ------
          Total operating expenses..................         328         223          609         430
                                                          ------      ------       ------      ------
          Operating income..........................         296         150          573         262

Financing and other, net............................          14           7           24          11
                                                          ------      ------       ------      ------
  Income before income taxes and extraordinary
     loss...........................................         310         157          597         273
Provision for income taxes..........................          96          45          185          79
                                                          ------      ------       ------      ------

  Income before extraordinary loss..................         214         112          412         194
Extraordinary loss, net of taxes....................          --          (9)          --          (9)
                                                          ------      ------       ------      ------
          Net income................................      $  214      $  103       $  412      $  185
                                                          ======      ======       ======      ======

Earnings per common share:
  Income before extraordinary loss..................      $ 0.59      $ 0.28       $ 1.13      $ 0.49
  Extraordinary loss, net of taxes..................          --        (.02)          --        (.02)
                                                          ------      ------       ------      ------
  Earnings per common share.........................      $ 0.59      $ 0.26       $ 1.13      $ 0.47
                                                          ======      ======       ======      ======

Weighted average shares outstanding.................         364         389          366         391
                                                          ======      ======       ======      ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                              ---------------------
                                                              AUGUST 3,    JULY 28,
                                                                1997         1996
                                                              ---------    --------
Cash flows from operating activities:
  Net income................................................    $   412     $   185
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................         30          21
     Other..................................................          8          12
  Changes in:
     Operating working capital..............................        129         335
     Non-current assets and liabilities.....................         28          64
                                                                -------     -------
          Net cash provided by operating activities.........        607         617
                                                                -------     -------

Cash flows from investing activities:
  Marketable securities:
     Purchases..............................................     (5,317)     (4,305)
     Maturities and sales...................................      5,231       3,986
  Capital expenditures......................................        (86)        (57)
                                                                -------     -------
          Net cash used in investing activities.............       (172)       (376)
                                                                -------     -------

Cash flows from financing activities:
  Purchase of common stock..................................       (417)       (199)
  Repurchase of 11% Senior Notes............................         --         (68)
  Issuance of common stock under employee plans.............         36          19
  Cash received from sale of equity options.................         28          --
                                                                -------     -------
          Net cash used in financing activities.............       (353)       (248)
                                                                -------     -------

Effect of exchange rate changes on cash.....................         (3)         (2)
                                                                -------     -------
Net increase (decrease) in cash.............................         79          (9)
Cash at beginning of period.................................        115          55
                                                                -------     -------
Cash at end of period.......................................    $   194     $    46
                                                                =======     =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dell Computer Corporation (the "Company") should be read in conjunction with the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1997. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at August 3, 1997 and February 2, 1997 and the results of their operations for the three-month and six-month periods ended August 3, 1997 and July 28, 1996.

NOTE 2 -- COMMON STOCK

On July 18, 1997, the Company's stockholders approved an increase in the number of authorized shares of common stock to one billion. On July 25, 1997, the Company effected a two-for-one common stock split by paying a 100% stock dividend to stockholders of record as of July 18, 1997. All share and per share information included in the accompanying condensed consolidated financial statements and related notes have been restated to reflect the stock split.

NOTE 3 -- COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition or results of operations.

NOTE 4 -- EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares and common stock equivalents (if dilutive) outstanding during each period. Common stock equivalents include stock options and equity option instruments. The number of common stock equivalents outstanding is computed using the treasury stock method.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997 and will require restatement of all prior period comparative amounts. Under this statement, primary and fully diluted earnings per share calculations will be replaced by basic and diluted earnings per share calculations. Diluted earnings per share does not differ from earnings per common share as currently reported. Basic earnings per share for the three month periods ended August 3, 1997 and July 28, 1996 will be $0.64 and $0.29, respectively. For the six month periods then ended, basic earnings per share will be $1.23 and $0.51, respectively.

NOTE 5 -- SUPPLEMENTAL FINANCIAL INFORMATION (IN MILLIONS)

Supplemental Condensed Consolidated Statement of Financial Position Information:

                                                              AUGUST 3,    FEBRUARY 2,
                                                                1997          1997
                                                              ---------    -----------
Inventories:
  Production materials......................................    $234          $223
  Work-in-process and finished goods........................      39            28
                                                                ----          ----
                                                                $273          $251
                                                                ====          ====

Supplemental Condensed Consolidated Statement of Cash Flows Information:

                                                                SIX MONTHS ENDED
                                                              ---------------------
                                                              AUGUST 3,    JULY 28,
                                                                1997         1996
                                                              ---------    --------
Changes in operating working capital accounts:
  Accounts receivable, net..................................    $(263)      $(105)
  Inventories...............................................      (23)        225
  Accounts payable..........................................      252         244
  Accrued and other liabilities.............................      232         (53)
  Other, net................................................      (69)         24
                                                                -----       -----
                                                                $ 129       $ 335
                                                                =====       =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three-month and six-month periods ended August 3, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of consolidated net sales represented by certain items in the Company's condensed consolidated statement of income.

                                                      PERCENTAGE OF CONSOLIDATED NET SALES
                                                   -------------------------------------------
                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   --------------------   --------------------
                                                   AUGUST 3,   JULY 28,   AUGUST 3,   JULY 28,
                                                     1997        1996       1997        1996
                                                   ---------   --------   ---------   --------
Net sales:
  Americas.......................................     70.5%      67.5%       69.1%      66.3%
  Europe.........................................     22.1       25.9        23.4       27.2
  Asia Pacific and Japan.........................      7.4        6.6         7.5        6.5
                                                     -----      -----       -----      -----
     Consolidated net sales......................    100.0      100.0       100.0      100.0
Cost of sales....................................     77.8       77.9        78.1       79.2
                                                     -----      -----       -----      -----
     Gross margin................................     22.2       22.1        21.9       20.8
Operating expenses:
  Selling, general and administrative............      9.9       11.5         9.6       11.3
  Research, development and engineering..........      1.7        1.7         1.6        1.6
                                                     -----      -----       -----      -----
          Total operating expenses...............     11.6       13.2        11.2       12.9
                                                     -----      -----       -----      -----
          Operating income.......................     10.6        8.9        10.7        7.9
Financing and other income (expense), net........      0.4        0.4         0.3        0.3
                                                     -----      -----       -----      -----
  Income before income taxes and extraordinary
     loss........................................     11.0        9.3        11.0        8.2
Provision for income taxes.......................      3.4        2.7         3.4        2.4
                                                     -----      -----       -----      -----
  Income before extraordinary loss...............      7.6        6.6         7.6        5.8
Extraordinary loss, net of taxes.................       --       (0.5)         --       (0.3)
                                                     -----      -----       -----      -----
          Net income.............................      7.6%       6.1%        7.6%       5.5%
                                                     =====      =====       =====      =====

Net Sales

The second quarter of fiscal 1998 marked the Company's fourteenth consecutive quarter of sequential growth in consolidated net sales. Consolidated net sales increased 67% and 62% in the second quarter and first six months, respectively, of fiscal 1998 over the comparable periods of fiscal 1997, and increased 9% over the first quarter of fiscal 1998.

The increase in consolidated net sales was primarily attributable to increased units sold but was also positively affected by product mix shift and slightly higher average revenue per unit. Unit volumes increased 61% and 62% in the second quarter and first six months, respectively, of fiscal 1998 compared to the same periods of fiscal 1997. Unit volumes increased 9% in the second quarter of fiscal 1998 compared to the first quarter of fiscal 1998. This unit volume growth reflects strong demand for the Company's products across all product lines. While desktop products continue to remain the primary driver of unit volumes (comprising 85% of total units shipped during the second quarter and first six months of fiscal 1998), the growth rate in the server product line continues to exceed the growth rate of desktop products. During the second quarter and first six months of fiscal 1998, server product units increased 269% and 300%, respectively, over the comparable periods of the prior fiscal year. On a sequential basis, server units increased 29% in the second quarter of fiscal 1998. Notebook products also exhibited strong unit growth increasing 79% and 75% in the second quarter and first six months of fiscal 1998, respectively, compared to the same periods of fiscal 1997.

Net sales grew in all geographic regions in the second quarter and first six months of fiscal 1998 as compared with the same periods of fiscal 1997. Growth in net sales was led by the Americas, where net sales increased 74% and 69% in the second quarter and first six months of fiscal 1998, respectively, from the related periods in fiscal 1997. Europe also exhibited strong growth, where net sales increased 42% and 40% in the second quarter and first six months of fiscal 1998, respectively. Additionally, the Asia-Pacific and Japan region continued strong momentum as net sales increased 89% in both the second quarter and first six months of fiscal 1998.

The sequential increase in net sales of 9% from the first quarter to the second quarter of fiscal 1998, was attributable primarily to the strong growth in the Americas region of 14%. Net sales in the Asia-Pacific and Japan region increased 5% in the second quarter of fiscal 1998 while Europe experienced a seasonal decline in net sales of 4%.

Gross Margin

The Company's gross margin as a percentage of consolidated net sales remained relatively flat in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. The increase from 20.8% in the first six months of fiscal 1997 to 21.9% in the first six months of fiscal 1998 was driven by the first quarter of each respective period. During the first quarter of fiscal 1998, gross margin was positively affected by component cost declines, partially offset by price reductions, and a shift in product mix to server and higher-end desktop products.

On a sequential basis, gross margins increased to 22.2% in the second quarter from 21.6% in the first quarter of fiscal 1998. The increase is the result of several factors, including continued product mix shift to servers and higher-end desktop products and manufacturing efficiencies.

Operating Expenses

Selling, general and administrative expenses decreased as a percentage of consolidated net sales to 9.9% and 9.6% for the second quarter and first six months of fiscal 1998, respectively, from 11.5% and 11.3% in the comparable periods of the prior fiscal year due to scaling benefits as a result of significant sales growth. However, selling, general and administrative expenses increased as a percentage of consolidated net sales to 9.9% in the second quarter from 9.3% in the first quarter of fiscal 1998. The increase is attributable to increased staffing worldwide and increased spending related to other infrastructure needs to meet the demands of the Company's growth.

Research, development and engineering expenses have increased in absolute dollar amounts due to increased staffing levels and product development costs in order to meet the demand of product transition cycles.

Although spending may continue to increase in absolute dollar terms, the Company's goal is to manage operating expenses, over time, relative to net sales and gross margin.

Income Taxes

The Company's effective tax rate was 31.0% for the second quarter and first six months of fiscal 1998 compared with 29.0% for the second quarter and first six months of fiscal 1997. The increase in the Company's effective tax rate resulted from changes in the geographical distribution of income and losses.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial statistics and information:

                                                              AUGUST 3,    FEBRUARY 2,
                                                                1997          1997
                                                              ---------    -----------
                                                               (DOLLARS IN MILLIONS)
Cash and marketable securities..............................   $1,515        $1,352
Working capital.............................................   $1,189        $1,089
Days of sales in accounts receivable........................       37            37
Days of supply in inventory.................................       11            13
Days in accounts payable....................................       53            54

Cash flows generated from operating activities for the first six months of fiscal 1998 were $607 million and represented the Company's primary source of cash during the quarter. Operating cash flows benefited from the Company's strong net income performance and continued focus on asset management.

During the second quarter of fiscal 1998, the Company repurchased 5.7 million shares of common stock for $218 million. The Company is currently authorized to repurchase up to 40.7 million additional shares of its common stock and anticipates that such repurchases will constitute a significant use of future cash resources. At August 3, 1997, the Company held equity instrument arrangements that entitle the Company to purchase 27.0 million additional shares of common stock for an average cost of $50 per share at various times through the third quarter of fiscal 1999. The Company's potential repurchase obligations under put options has decreased from $279 million at February 2, 1997 to $85 million at August 3, 1997, because a significant number of the options that contained net cash or physical settlement terms have expired or have been exercised. The above share and per share information has been restated to reflect the Company's two-for-one stock split effected on July 25, 1997.

The Company utilized $86 million in cash during the first six months of fiscal 1998 to construct and equip facilities. Capital expenditures for fiscal 1998 are expected to be approximately $190 million.

During the second quarter of fiscal 1998, the Company entered into a $250 million five-year revolving credit facility. This facility replaced a $100 million 364-day revolving credit facility that expired on June 9, 1997 and a $150 million three-year revolving credit facility that was scheduled to expire on June 9, 1999. At August 3, 1997, this new facility was unused.

During the first half of fiscal 1998, the Company entered into a $225 million master lease facility, which provides for the ability to lease certain real property, buildings and equipment to be constructed or acquired.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES

On July 18, 1997, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock, par value $.01 per share, that the Company is authorized to issue from 300 million to one billion. The amendment was filed with the Delaware Secretary of State, and became effective, on July 18, 1997.

On July 25, 1997, approximately 165 million authorized shares of common stock were issued to complete a two-for-one stock split that had been declared by the Company's Board of Directors on May 20, 1997. The record date for the stock split was July 18, 1997. The remaining authorized but unissued and unreserved shares are available for issuance from time to time for any proper purpose approved by the Company's Board of Directors (including issuances in connection with future stock splits or dividends and issuances to raise capital or effect acquisitions). There are currently no arrangements, agreements or understandings for the issuance or use of the additional shares of authorized common stock (other than issuances permitted or required under the Company's stock-based employee benefit plans or awards made pursuant to those plans). The Board of Directors does not presently intend to seek further stockholder approval of any particular issuance of shares unless such approval is required by law or the rules of The Nasdaq Stock Market.

Stockholders do not have any preemptive or similar rights to subscribe for or purchase any additional shares of common stock that may be issued in the future, and therefore, future issuances of common stock may, depending on the circumstances, have a dilutive effect on the earnings per share, voting power and other interests of the existing stockholders.

The increase in the number of authorized shares of common stock could have an anti-takeover effect, although that was not its purpose. For example, if the Company were the subject of a hostile takeover attempt, it could try to impede the takeover by issuing shares of common stock, thereby diluting the voting power of the other outstanding shares and increasing the potential cost of the takeover. The availability of this defensive strategy to the Company could discourage unsolicited takeover attempts, thereby limiting the opportunity for the Company's stockholders to realize a higher price for their shares than is generally available in the public markets. The Board of Directors is not aware of any attempt, or contemplated attempt, to acquire control of the Company, and the increase in the number of authorized shares of common stock was not proposed with the intent that it be utilized as a type of anti-takeover device.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company's stockholders was held on July 18, 1997. At that meeting, three proposals were submitted to a vote of the Company's stockholders. Proposal 1 was a proposal to elect two Class III directors (with Claudine B. Malone and Michael A. Miles being the nominees). Proposal 2 was a proposal to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 300 million to one billion. Proposal 3 was a proposal to approve an amendment to the Company's Incentive Plan to (a) provide for automatic periodic increases in the number of shares of common stock that may be awarded thereunder and (b) reduce the number of authorized shares that may be awarded in the form of "Stock Awards" (as defined in the Incentive Plan) from 25% to 20%.

At the close of business on the record date for the meeting (which was May 30, 1997), there were 168,177,835 shares of common stock outstanding and entitled to be voted at the meeting. Holders of 145,580,986 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy.

The following table sets forth the results of the voting on each of the proposals (including, in the case of Proposal 1, the results of the voting with respect to each nominee):

                                                        NUMBER OF VOTES
                                        -----------------------------------------------
                                                                               BROKER
               PROPOSAL                     FOR        AGAINST     ABSTAIN    NON-VOTE
               --------                 -----------   ----------   -------   ----------
Proposal 1 -- Election of directors:
  Claudine B. Malone..................  145,488,486      298,749        --           --
  Michael A. Miles....................  145,559,215      228,020        --           --
Proposal 2 -- Approval of amendment to
  Certificate of Incorporation........  125,729,775   19,792,819   264,621           --
Proposal 3 -- Approval of amendment to
  Incentive Plan......................   84,197,161   39,330,335   445,451   21,814,288

Consequently, all proposals were passed by the stockholders.

For additional discussion concerning Proposal 2 (Amendment to Certificate of Incorporation), see "Item 2 -- Changes in Securities" above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    The following exhibits are filed as part of this Report:

       EXHIBIT NO.                        DESCRIPTION OF EXHIBIT
       -----------                        ----------------------
           3           -- Certificate of Amendment to Certificate of Incorporation,
                          dated and filed on July 18, 1997
          10           -- Third Amendment to Dell Computer Corporation Incentive
                          Plan, dated as of July 18, 1997
          11           -- Statement Re Computation of Per Share Earnings
          27           -- Financial Data Schedule

(b) Reports on Form 8-K.

    None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DELL COMPUTER CORPORATION

                                                 /s/ JAMES M. SCHNEIDER
                                            ------------------------------------
                                                     James M. Schneider
                                                  Vice President, Finance
                                            (On behalf of the registrant and as
                                                 chief accounting officer)

September 3, 1997

                               INDEX TO EXHIBITS



EXHIBIT NO.         DESCRIPTION OF EXHIBIT
        3           Certificate of Amendment to Certificate of Incorporation,
                    dated and filed on July 18, 1997

        10          Third Amendment to Dell Computer Corporation Incentive
                    Plan, dated as of July 18, 1997

        11          Statement Re Computation of Per Share Earnings

        27          Financial Data Schedule
