Form 10-Q
period 1997-11-02
DELL COMPUTER CORP
filed 1997-12-05
CIK 826083

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

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 1997

                        COMMISSION FILE NUMBER: 0-17017

                           DELL COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                       74-2487834
         (State of incorporation)            (I.R.S. Employer
                                                 ID No.)

               ONE DELL WAY                   (512) 338-4400
         ROUND ROCK, TEXAS 78682            (Telephone number)
 (Address of principal executive offices)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] No [ ]

     AS OF THE CLOSE OF BUSINESS ON DECEMBER 1, 1997, 326,435,775 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           DELL COMPUTER CORPORATION

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                          (IN MILLIONS AND UNAUDITED)

                                     ASSETS

                                                              NOVEMBER 2,    FEBRUARY 2,
                                                                 1997           1997
                                                              -----------    -----------
Current assets:
  Cash......................................................    $  222         $  115
  Marketable securities.....................................     1,393          1,237
  Accounts receivable, net..................................     1,350            903
  Inventories...............................................       301            251
  Other.....................................................       341            241
                                                                ------         ------
          Total current assets..............................     3,607          2,747
Property, plant and equipment, net..........................       301            235
Other.......................................................        13             11
                                                                ------         ------
                                                                $3,921         $2,993
                                                                ======         ======

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................    $1,488         $1,040
  Accrued and other.........................................       891            618
                                                                ------         ------
          Total current liabilities.........................     2,379          1,658
Deferred revenue............................................       235            219
Other.......................................................        49             31
                                                                ------         ------
          Total liabilities.................................     2,663          1,908
                                                                ------         ------
Put options.................................................        51            279
                                                                ------         ------
Stockholders' equity:
  Preferred stock and capital in excess of $.01 par value;
     shares authorized: 5; shares issued and outstanding:
     none...................................................        --             --
  Common stock and capital in excess of $.01 par value;
     shares issued and outstanding: 326 and 346,
     respectively...........................................       627            195
  Retained earnings.........................................       621            647
  Other.....................................................       (41)           (36)
                                                                ------         ------
          Total stockholders' equity........................     1,207            806
                                                                ------         ------
                                                                $3,921         $2,993
                                                                ======         ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (IN MILLIONS, EXCEPT PER SHARE DATA, AND UNAUDITED)

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    -------------------------    -------------------------
                                                    NOVEMBER 2,   OCTOBER 27,    NOVEMBER 2,   OCTOBER 27,
                                                       1997          1996           1997          1996
                                                    -----------   -----------    -----------   -----------
Net sales.........................................    $3,188        $2,019         $8,590        $5,347
Cost of sales.....................................     2,471         1,569          6,691         4,205
                                                      ------        ------         ------        ------
  Gross margin....................................       717           450          1,899         1,142
                                                      ------        ------         ------        ------
Operating expenses:
  Selling, general and administrative.............       312           215            832           592
  Research, development and engineering...........        59            33            148            86
                                                      ------        ------         ------        ------
     Total operating expenses.....................       371           248            980           678
                                                      ------        ------         ------        ------
     Operating income.............................       346           202            919           464
Financing and other...............................        13             8             36            19
                                                      ------        ------         ------        ------
  Income before income taxes and extraordinary
     loss.........................................       359           210            955           483
Provision for income taxes........................       111            61            296           140
                                                      ------        ------         ------        ------
  Income before extraordinary loss................       248           149            659           343
Extraordinary loss, net of taxes..................        --            (4)            --           (13)
                                                      ------        ------         ------        ------
  Net income......................................    $  248        $  145         $  659        $  330
                                                      ======        ======         ======        ======
Earnings per common share:
  Income before extraordinary loss................    $ 0.69        $ 0.39         $ 1.81        $ 0.88
  Extraordinary loss, net of taxes................        --          (.01)            --          (.03)
                                                      ------        ------         ------        ------
  Earnings per common share.......................    $ 0.69        $ 0.38         $ 1.81        $ 0.85
                                                      ======        ======         ======        ======
Weighted average shares outstanding...............       360           382            364           388
                                                      ======        ======         ======        ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN MILLIONS AND UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                              --------------------------
                                                              NOVEMBER 2,    OCTOBER 27,
                                                                 1997           1996
                                                              -----------    -----------
Cash flows from operating activities:
  Net income................................................    $   659        $   330
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................         48             34
     Other..................................................         17             18
Changes in:
  Operating working capital.................................        245            549
  Non-current assets and liabilities........................         33             94
                                                                -------        -------
          Net cash provided by operating activities.........      1,002          1,025
                                                                -------        -------
Cash flows from investing activities:
  Marketable securities:
     Purchases..............................................     (8,649)        (6,564)
     Maturities and sales...................................      8,492          6,060
  Capital expenditures......................................       (121)           (82)
                                                                -------        -------
          Net cash used in investing activities.............       (278)          (586)
                                                                -------        -------
Cash flows from financing activities:
  Purchase of common stock..................................       (710)          (336)
  Repurchase of 11% Senior Notes............................         --            (95)
  Issuance of common stock under employee plans.............         58             37
  Cash received from sale of equity options.................         38             --
  Cash paid on purchase of equity options...................         --             (7)
                                                                -------        -------
          Net cash used in financing activities.............       (614)          (401)
                                                                -------        -------
Effect of exchange rate changes on cash.....................         (3)            (6)
                                                                -------        -------
Net increase in cash........................................        107             32
Cash at beginning of period.................................        115             55
                                                                -------        -------
Cash at end of period.......................................    $   222        $    87
                                                                =======        =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dell Computer Corporation (the "Company") should be read in conjunction with the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1997. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at November 2, 1997 and February 2, 1997 and the results of their operations for the three-month and nine-month periods ended November 2, 1997 and October 27, 1996.

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

NOTE 3 -- COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial condition or results of operations.

NOTE 4 -- RECENT PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997 and will require restatement of all prior period comparative amounts. Under this statement, primary and fully diluted earnings per share calculations will be replaced by basic and diluted earnings per share calculations. Diluted earnings per share does not differ materially from earnings per common share as currently reported. Basic earnings per share for the three month periods ended November 2, 1997 and October 27, 1996 were $0.76 and $0.41, respectively. For the nine month periods then ended, basic earnings per share were $1.99 and $0.92, respectively.

                           DELL COMPUTER CORPORATION

NOTE 5 -- SUPPLEMENTAL FINANCIAL INFORMATION (IN MILLIONS)

Supplemental Condensed Consolidated Statement of Financial Position Information:

                                                              NOVEMBER 2,    FEBRUARY 2,
                                                                 1997           1997
                                                              -----------    -----------
Inventories:
  Production materials......................................     $244           $223
  Work-in-process and finished goods........................       57             28
                                                                 ----           ----
                                                                 $301           $251
                                                                 ====           ====

Supplemental Condensed Consolidated Statement of Cash Flows Information:

                                                                  NINE MONTHS ENDED
                                                              --------------------------
                                                              NOVEMBER 2,    OCTOBER 27,
                                                                 1997           1996
                                                              -----------    -----------
Changes in operating working capital accounts:
  Accounts receivable, net..................................     $(486)         $(197)
  Inventories...............................................       (56)           213
  Accounts payable..........................................       470            448
  Accrued and other liabilities.............................       424             74
  Other.....................................................      (107)            11
                                                                 -----          -----
                                                                 $ 245          $ 549
                                                                 =====          =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three-month and nine-month periods ended November 2, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of consolidated net sales represented by certain items in the Company's condensed consolidated statement of income.

                                                 PERCENTAGE OF CONSOLIDATED NET SALES
                                       --------------------------------------------------------
                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                       --------------------------    --------------------------
                                       NOVEMBER 2,    OCTOBER 27,    NOVEMBER 2,    OCTOBER 27,
                                          1997           1996           1997           1996
                                       -----------    -----------    -----------    -----------
Net sales:
  Americas...........................      72.0%          69.9%          70.1%          67.7%
  Europe.............................      22.0           23.9           22.9           25.9
  Asia Pacific and Japan.............       6.0            6.2            7.0            6.4
                                          -----          -----          -----          -----
          Consolidated net sales.....     100.0          100.0          100.0          100.0
Cost of sales........................      77.5           77.7           77.9           78.6
                                          -----          -----          -----          -----
          Gross margin...............      22.5           22.3           22.1           21.4
Operating expenses:
  Selling, general and
     administrative..................       9.8           10.7            9.7           11.1
  Research, development and
     engineering.....................       1.8            1.6            1.7            1.6
                                          -----          -----          -----          -----
          Total operating expenses...      11.6           12.3           11.4           12.7
                                          -----          -----          -----          -----
          Operating income...........      10.9           10.0           10.7            8.7
Financing and other..................       0.4            0.4            0.4            0.3
                                          -----          -----          -----          -----
  Income before income taxes and
     extraordinary loss..............      11.3           10.4           11.1            9.0
Provision for income taxes...........       3.5            3.0            3.4            2.6
                                          -----          -----          -----          -----
  Income before extraordinary loss...       7.8            7.4            7.7            6.4
Extraordinary loss, net of taxes.....        --           (0.2)            --           (0.2)
                                          -----          -----          -----          -----
          Net income.................       7.8%           7.2%           7.7%           6.2%
                                          =====          =====          =====          =====

Net Sales

Consolidated net sales increased 58% and 61% in the third quarter and first nine months, respectively, of fiscal 1998 over the comparable periods of fiscal 1997, and increased 13% over the second quarter of fiscal 1998.

The increase in consolidated net sales was primarily attributable to increased units sold. Unit volumes increased 54% and 59% in the third quarter and first nine months, respectively, of fiscal 1998 compared to the same periods of fiscal 1997. Unit volumes increased 17% in the third quarter of fiscal 1998 compared to the second quarter of fiscal 1998. While desktop products continue to remain the primary driver of unit volumes (comprising 85% of total units shipped during the third quarter of fiscal 1998), the growth rate in enterprise systems (which includes both servers and workstations) continues to exceed the growth rate of desktop products. During the third quarter and first nine months of fiscal 1998, enterprise system units increased 313% and 306%, respectively, over the comparable periods of the prior fiscal year. On a sequential basis, enterprise units increased 61% in the third quarter of fiscal 1998. Notebook products also experienced unit growth increasing 38% and 60% in the third quarter and first nine months of fiscal 1998, respectively, compared to the same periods of fiscal 1997 and 8% on a sequential basis.

In addition to increased unit volumes, consolidated net sales for the third quarter and first nine months of fiscal 1998 were affected positively by increased average revenue per unit of 2% and 1%, respectively, over the same periods of the prior fiscal year. However, average revenue per unit declined by 3% in the third quarter compared to the second quarter of fiscal 1998.

Net sales increased in all geographic regions in the third quarter and first nine months of fiscal 1998 as compared with the same periods of fiscal 1997. The increase in net sales was led by the Americas, where net sales increased 63% and 66% in the third quarter and first nine months of fiscal 1998, respectively, from the comparable periods in fiscal 1997. Europe also experienced growth, where net sales increased 45% and 42% in the third quarter and first nine months of fiscal 1998, respectively, over the same periods of fiscal 1997. Additionally, net sales in the Asia-Pacific and Japan region increased 52% and 76% in the third quarter and first nine months of fiscal 1998, respectively, over the same periods of the prior fiscal year.

The sequential increase in net sales of 13% from the second quarter to the third quarter of fiscal 1998, was attributable primarily to the growth in the Americas region of 16% while Europe also experienced sequential growth of 13%. However, net sales in the Asia-Pacific and Japan region sequentially declined 9%.

Gross Margin

The Company's gross margin as a percentage of consolidated net sales increased slightly in the third quarter of fiscal 1998 compared to both the third quarter of fiscal 1997 and the second quarter of fiscal 1998. The increase from 21.4% in the first nine months of fiscal 1997 to 22.1% in the first nine months of fiscal 1998 was driven by the first quarter of each respective period. During the first quarter of fiscal 1998, compared to the first quarter of fiscal 1997, gross margin was positively affected by component cost declines, partially offset by price reductions, and a shift in product mix to server and higher-end desktop products.

Operating Expenses

Selling, general and administrative expenses decreased as a percentage of consolidated net sales to 9.8% and 9.7% for the third quarter and first nine months of fiscal 1998, respectively, from 10.7% and 11.1% in the comparable periods of the prior fiscal year due to scaling benefits associated with sales growth. Selling, general and administrative expenses remained relatively flat as a percentage of consolidated net sales at 9.8% in the third quarter from 9.9% in the second quarter of fiscal 1998. The current level of selling, general and administrative spending is principally due to increased worldwide staffing and related infrastructure-type investments to support the Company's growth. Research, development and engineering expenses have increased in absolute dollar amounts due to increased staffing levels and product development costs in order to meet the demand of product transition cycles. Although total operating expenses may continue to increase in absolute dollar terms, the Company's goal is to manage operating expenses, over time, relative to net sales and gross margin.

Income Taxes

The Company's effective tax rate was 31.0% for the third quarter and first nine months of fiscal 1998 compared with 29.0% for the third quarter and first nine months of fiscal 1997. The increase in the Company's effective tax rate resulted from changes in the geographical distribution of income and losses.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial statistics and information:

                                                              NOVEMBER 2,    FEBRUARY 2,
                                                                 1997           1997
                                                              -----------    -----------
                                                                ( DOLLARS IN MILLIONS)
Cash and marketable securities..............................    $1,615         $1,352
Working capital.............................................    $1,228         $1,089
ASSET MANAGEMENT STATISTICS:
Days of sales in accounts receivable........................        38             37
Days of supply in inventory.................................        11             13
Days in accounts payable....................................        54             54

Cash flows generated from operating activities for the first nine months of fiscal 1998 were $1 billion and represented the Company's primary source of cash during the quarter. Operating cash flows benefited from the Company's strong net income performance and continued focus on asset management.

During the first nine months of fiscal 1998, the Company repurchased 28 million shares of common stock for $710 million. The Company is currently authorized to repurchase up to 57 million additional shares of its common stock and anticipates that such repurchases will constitute a significant use of future cash resources. At November 2, 1997, the Company held equity instrument arrangements that entitle the Company to purchase 27 million additional shares of common stock for an average cost of $74 per share at various times through the third quarter of fiscal 1999. The Company's potential repurchase obligations under put options has decreased from $279 million at February 2, 1997 to $51 million at November 2, 1997, because a significant number of the options that did not contain net share settlement terms have expired or have been exercised.

During the second quarter of fiscal 1998, the Company entered into a $250 million five-year revolving credit facility. This facility replaced a $100 million 364-day revolving credit facility that expired on June 9, 1997 and a $150 million three-year revolving credit facility that was scheduled to expire on June 9, 1999. At November 2, 1997, this new facility was unused.

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

The Company has a formal program to ensure its products and information systems and those of its third party providers will be year 2000 compliant. The ultimate cost of this program has not been and is not expected to be material to the Company's financial position or results of operations. Although management believes the Company has an adequate program in place to address the year 2000 issue, there can be no assurance that the program will ultimately be successful.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     The following exhibits are filed as part of this Report:

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
           10            -- Fourth Amendment to Dell Computer Corporation Incentive
                            Plan, dated as of September 12, 1997
           11            -- Statement Re Computation of Per Share Earnings
           27            -- Financial Data Schedule

(b) Reports on Form 8-K.

     None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DELL COMPUTER CORPORATION

December 5, 1997                                  /s/ JAMES M. SCHNEIDER
                                            ------------------------------------
                                                     James M. Schneider
                                                  Vice President, Finance
                                            (On behalf of the registrant and as
                                                 chief accounting officer)

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
           10            -- Fourth Amendment to Dell Computer Corporation Incentive
                            Plan, dated as of September 12, 1997
           11            -- Statement Re Computation of Per Share Earnings
           27            -- Financial Data Schedule