Form 10-K
period 1998-02-01
DELL COMPUTER CORP
filed 1998-04-14
CIK 826083

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY
  NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 31, 1998.....  $36,352,865,736
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 31,
  1998......................................................      640,316,904

================================================================================

                                     PART I

ITEM 1 - BUSINESS

GENERAL

Dell Computer Corporation (the "Company") designs, develops, manufactures, markets, services and supports a wide range of computer systems, including desktops, notebooks, workstations and network servers, and also markets software, peripherals and service and support programs. With revenue of $12.3 billion for fiscal 1998 (which ended on February 1, 1998), the Company is the world's leading direct computer systems company and one of the top three computer systems companies in the world.

The Company is a Delaware corporation that was incorporated in October 1987, succeeding to the business of a predecessor Texas corporation that was originally incorporated in May 1984. Based in Round Rock, Texas, the Company conducts operations worldwide through wholly-owned subsidiaries. See "Item
1 -- Business -- Geographic Areas of Operations" below. Unless otherwise specified, references herein to the "Company" are references to the Company and its consolidated subsidiaries. The Company operates in one principal industry segment.

The Company's common stock, par value $.01 per share, is listed on The Nasdaq National Market under the symbol "DELL." See "Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters -- Market Information" below.

BUSINESS STRATEGY

The Company's business strategy, centered around its direct business model, is customer-focused and aims to deliver the best customer experience through direct, comprehensive customer relationships, cooperative research and development with technology partners, custom-built computer systems and service and support programs tailored to customer needs. The Company believes that this approach provides it with several competitive advantages. The approach eliminates the need to support an extensive network of wholesale and retail dealers, thereby avoiding typical dealer mark-ups; avoids the higher inventory costs associated with the wholesale/retail channel and the competition for retail shelf space; and reduces the obsolescence risk associated with products in a rapidly changing technological market. In addition, direct customer contact allows the Company to maintain, monitor and update a database of information about customers and their current and future products and service needs, which can be used to shape future product offerings and post-sale service and support programs. This direct approach, combined with the Company's efficient procurement, manufacturing and distribution processes, allows the Company to bring relevant technology to its customers faster and more competitively priced than many of its competitors.

Comprehensive Customer Relationships -- The Company develops and utilizes direct customer relationships to understand end-users' needs and to deliver high quality computer products and services tailored to meet those needs. The type of relationship depends on the type of customer. For large corporate and institutional customers, the relationship may begin prior to sale, when the Company works with the customer to plan a strategy to meet that customer's current and future technology needs. The direct relationship continues after the sale, as dedicated account teams consisting of sales, customer service and technical personnel continue to support the customer's technology objectives. The Company also establishes direct relationships with medium and small businesses and home users, either through account representatives, through telephone sales representatives or through Internet contact. All of these direct customer relationships provide the Company with a flow of information about its customers' plans and requirements and enable it to weigh their needs against emerging technologies.

Cooperative Research and Development -- The Company also develops cooperative, meaningful relationships with the world's most advanced technology companies. Working with these compa-nies, the Company's engineers manage quality, integrate technologies and design and manage system architecture. This cooperative approach allows the Company to determine the best method and timing for delivering new technologies to the market. The Company's goal is to deliver relevant technology to its customers at the right time.

Custom-Built Computers -- The Company was founded on the principle that delivering computers custom-built to specific customer orders is the best business model for providing solutions that are truly relevant to end-user needs. This build-to-order, flexible manufacturing process enables the Company to achieve faster inventory turnover and reduced inventory levels and allows the Company to rapidly incorporate new technologies and components into its product offerings.

Custom-Tailored Service and Support Programs -- In the same way that the Company's computer products are built-to-order, service and support programs are designed to fit specific customer requirements. The Company offers a broad range of service and support programs through its own technical personnel and its direct management of specialized service suppliers. These services range from telephone and Internet support to on-site customer-dedicated systems engineers.

While the Company believes that its business strategy provides it with competitive advantages, there are many factors that may affect the Company's business and the success of its operations. For a discussion of these factors, see "Item 1 -- Business -- Factors Affecting the Company's Business and Prospects" below.

GEOGRAPHIC AREAS OF OPERATIONS

The Company's products are currently sold in more than 170 countries worldwide. The Company has organized its worldwide operations into geographic regions to support its customers in each area through regional business units. The Americas region, which is based in Round Rock, Texas, covers the United States, Canada and Latin America. The European region, which is based in Bracknell, England, covers the European countries and also some countries in the Middle East and Africa. The Asia-Pacific/Japan region covers the Far East, including Japan, Australia and New Zealand, and is based in Hong Kong (for areas other than Japan) and Kawasaki, Japan (for Japan).

The Company's corporate headquarters are located in Round Rock, Texas, and its manufacturing facilities are located in Austin, Texas; Limerick, Ireland; and Penang, Malaysia. See "Item 2 -- Properties" below.

For financial information about the results of the Company's operations by geographic region for each of the last three fiscal years, see Note 11 of Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data" below.

During fiscal 1998, the Company continued to strengthen its presence in the Asia-Pacific area, where it now has direct-to-the-customer operations in eleven countries. In addition, since the end of fiscal 1998, the Company has announced that it will establish a customer center in China to produce, sell and provide service and technical support for the Company's full range of computer systems in that market. The Company expects to begin operations from the China Customer Center later this year. The Company intends to continue to expand its international activities by increasing its market presence in existing markets and by entering new markets. International activities are subject to special risks. See "Item 1 -- Business -- Factors Affecting the Company's Business and Prospects" below.

PRODUCT PORTFOLIO

The Company offers a wide range of computer systems, including desktops, notebooks, workstations and network servers, as well as software, peripherals and service and support programs.

Desktop Computer Systems -- The Company's OptiPlex(R) line of desktop computer systems is the Company's mainstream offering for corporate and institutional customers who require highly reliable systems optimized for use in networked environments. All systems within the OptiPlex line are "Managed PCs," enabling remote manageability and control using industry-standard systems management tools. Some OptiPlex systems are designed for optimal performance with 32-bit operating systems, and some are available as Net PCs. All OptiPlex systems utilize the Company's no-tool OptiFrame(TM) chassis, easing serviceability and upgradability. The OptiFrame chassis is built entirely from recyclable materials.

The Dell Dimension(R) line of desktop computer systems is designed for small businesses, workgroups and individuals, who generally demand fast performance and the latest technology without the need for remote manageability. Some systems within the Dimension line contain the latest, state-of-the-art technology and are targeted at technologically sophisticated users, while others are designed for more value-oriented users.

Notebook Computers -- The Company offers two lines of notebook computer systems, each designed for targeted customer needs. The Latitude(R) line is targeted at business customers who require highly reliable and durable systems with maximum connectivity for use in networked environments. The Inspiron(TM) line, which was introduced in September 1997, is targeted at technologically sophisticated users who require the latest technology and high-end multimedia performance.

Workstations -- During fiscal 1998, the Company entered the workstation market when it began offering the Dell Workstation 400. These Windows NT(R)-based systems incorporate highly advanced technology and are designed specifically to run sophisticated, intensive professional applications, such as computer-aided design, financial service and software development programs.

Network Servers -- The PowerEdge(R) line of network servers consists of systems that can operate as file servers, database servers, applications servers and communications/groupware servers in a networked computing environment. PowerEdge systems can be configured as desired for use in a range of networked environments, from single workgroups to entire enterprises. The Company also offers rack-mountable chassis for its network servers and a Scalable Disk System for increasing network storage capacity.

Software and Accessories -- In addition to its own branded products, the Company offers a wide range of software, peripherals and other accessories through its DellWare(R) program. Through its DellPlus software integration program, the Company can factory-install a customer's proprietary applications or hard-disk images at the time of system manufacture and deliver other customer-specific solutions. Through the ReadyWare(R) program, the Company can factory-install off-the-shelf software applications and interface cards in any computer system the Company sells.

Service and Support -- The Company enhances its product offerings with a number of specialized services, including custom hardware and software integration, leasing and asset management and network installation and support. The Company offers next-business-day delivery, as well as an extended training and support program on many of its software offerings. For additional discussion of the Company's service and support programs, see "Item 1 -- Business -- Service and Support" below.

MARKETING AND SALES

The Company's customers range from large corporations, government agencies and medical and educational institutions to small businesses and individuals. The Company segments its sales and marketing approaches to meet the needs of various types of customers. No single customer accounted for more than 10% of the Company's consolidated net sales during any of the last three fiscal years.

Relationship Business -- The Company has a broad range of business based on continuing relationships with Fortune 500(R) companies, governmental, medical and educational institutions and small-to-medium businesses. The Company maintains a field sales force calling on business and institutional customers and prospects. The Company develops direct sales marketing programs and services specifically geared to these relationship customers. For large customers, dedicated account teams, consisting of sales, customer service and technical support representatives, form long-term customer relationships to provide each customer with a single source of assistance on various issues, including technology needs assessment; system configuration; order placement; lifecycle cost management; technology transition planning; installation assistance and project management; and detailed product, service and financial reporting. To support these teams, the Company has account executives in many major cities around the world. For customers with in-house maintenance organizations, the Company offers a variety of programs, including specialized computer training programs, a repair parts assistance program and other customized programs to provide access to the Company's technical support team. Customized product delivery and service programs are available on a worldwide basis. See "Item
1 -- Business -- Service and Support" below.

For multinational corporate customers, the Company offers several programs designed to provide global capability, support and coordination. Through these programs, the Company can provide single points of contact and accountability with global account specialists, special global pricing, consistent service and support programs across global regions and access to central purchasing facilities.

The Company also has specific sales and marketing programs targeted at federal, state and local governmental agencies. The Company maintains account teams (consisting of sales representatives, K12 and higher education sales representatives, health care sales representatives and technical support representatives) dedicated to specific governmental markets. The Company holds a U.S. General Services Administration Schedule contract, through which it sells to U.S. federal governmental agencies.

Transactional Business -- The Company also has a significant base of business among small-to-medium businesses and home users. The Company maintains a sales force that markets its products and services to these customers by advertising in trade and general business publications and by mailing a broad range of direct marketing publications, such as promotional pieces, catalogs and customer newsletters. The Company believes these customers value its ability to provide reliable, custom configured computer systems at competitive prices, knowledgeable sales assistance, post-sale support and on-site service offerings.

Internet Business -- An increasing portion of the Company's business is being conducted via the Internet through the Company's World Wide Web site at www.dell.com. Through the web site, customers and potential customers can access a wide range of information about the Company's product offerings, can configure and purchase systems on-line and can access volumes of support and technical information. By the end of fiscal 1998, the Company was receiving in excess of 800,000 visits per week to www.dell.com, where it maintains nearly 42 country-specific sites, and Company revenue generated through the Internet exceeded $4 million a day.

The Company also utilizes the Internet to enhance the direct relationships with its customers. The Company designs and implements custom Internet sites, called Premier Pages(SM), for various large customers, allowing these customers to simplify and accelerate procurement and support processes. Through these custom sites, the Company is able to provide the customer with on-line configuration, pricing and purchasing capability; on-line detailed order, purchasing and inventory reports; and critical account team information.

Leasing and Asset Management Services -- During fiscal 1998, the Company formed Dell Financial Services L.P. ("DFS") as a joint venture with Newcourt Credit Group Inc., a financial services company headquartered in Toronto, Canada. DFS offers leasing and other financial services

(including asset management and recovery, technology planning and project management) that are directly integrated with the Company's sales and manufacturing capabilities.

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

Standard Programs -- Most of the Company's systems include a standard one-year, next-business-day, on-site service contract. In addition, basic warranty coverage for the Company's systems includes either a three-year or one-year limited warranty (depending on the system). The three-year warranties include one year of parts and labor coverage and two additional years of parts-only coverage, while the one-year warranties include a year of parts and labor coverage. The Company also provides a 30-day "Total Satisfaction" money back guarantee for any end-user customer buying a system directly from the Company.

The Company provides all of its customers with access to a toll-free hardware support line that is accessible 24 hours a day, 7 days a week. The technical specialists staffing this line maintain close contact with the Company's marketing, manufacturing and product design groups and have on-line access to each customer's original system configuration and service history. The Company also provides automated and on-line technical support through a variety of avenues, including the Internet (via www.dell.com, e-mail or on-line subscription services), its TechConnect service (an interactive bulletin board service), its AutoTech system (an interactive voice response unit) and its TechFax system (a fax-back service).

Many of the Company's systems include software that helps customers diagnose and communicate system problems. Several systems also include a built-in diagnostics program that can provide on-line information about system malfunctions.

Additional Options -- Recognizing that customer service and support requirements vary, the Company offers customers the opportunity to customize their service and support programs by selecting additional levels of service and support to satisfy their individual needs. Through the SelectCare(R) program, which is available for all desktop and notebook systems, the Company offers a broad range of service and support options beyond the standard programs, including an extension of the standard one-year service contract to include up to four additional years of next-business-day, on-site service.

The Company's BusinessCare(SM) and BusinessCare Plus programs are standard warranty upgrades available to PowerEdge server customers. The BusinessCare program includes one year of next-business-day parts and labor on-site service, two additional years of parts delivery service and five full assistance calls to the Company's DirectLine(SM) network operating system support technicians. The BusinessCare Plus program includes three years of four-hour, same-day service, as well as five full assistance calls to the DirectLine network.

The Company's Premier Access(SM) program is a service and support program specifically designed for IS professionals who have technical expertise in diagnosing and servicing computer systems. Customers can choose their level of service under the program, including rapid service and parts dispatches, direct access to advanced level technical support, specialized on-line support, reimbursement for certain labor costs and parts management assistance.

Through the DellPlus program, the Company offers specialized services designed to satisfy customers' unique hardware and software integration requirements. With this program, a customer's particular integration requirements (whether hardware related, such as specialized network cards, video and graphic boards, modems, tape drives or hard drives; or software related, such as customer proprietary software applications or drivers) can be satisfied at the time the customer's systems are manufactured. This is in addition to the Company's ReadyWare program, which is a collection of popular software applications and interface cards that can be factory-installed.

The Company also offers a variety of on-site installation services that can be customized to meet the needs of each specific customer. These services include basic installation and orientation, system connectivity and functional testing, external peripheral installation, internal device installation and file server and advanced system installation.

Many of the Company's service and support programs, particularly software support and on-site service programs, are provided through independent third-party contractors.

MANUFACTURING

The Company operates manufacturing facilities in Austin, Texas; Limerick, Ireland; and Penang, Malaysia. During fiscal 1998, the Company opened an additional manufacturing facility in Austin to produce OptiPlex desktop systems for the Americas region. Since the end of fiscal 1998, the Company has announced plans to acquire an additional manufacturing facility in Limerick, Ireland and to construct an additional manufacturing facility in Austin, Texas and a manufacturing facility in Xiamen, China.

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

The Company contracts with various suppliers to manufacture unconfigured base notebook computers and then custom configures these systems for shipment to customers.

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

PRODUCT DEVELOPMENT

The Company's product development efforts are focused on designing and developing competitively priced computer systems that adhere to industry standards and incorporate the technologies and features that the Company believes are the most desired by its customers. To accomplish this objective, the Company must evaluate, obtain and incorporate new hardware, software, storage, communications and peripherals technologies that are primarily developed by others. The Company's product development team includes programmers, technical project managers and engineers experienced in system architecture, logic board design, sub-system development, mechanical engineering, manufacturing processing and operating systems. This cross-functional approach to product design has enabled the Company to develop systems with improved functionality, manufacturability, reliability, serviceability and performance, while keeping costs competitive. The Company takes steps to ensure that new products are compatible with industry standards and that they meet cost objectives based on competitive pricing targets.

The Company bases its product development efforts on cooperative, meaningful relationships with the world's most advanced technology companies. These working partnerships allow the Company to use its direct marketing model and build-to-order manufacturing process to deliver, on a timely and cost-effective basis, those emerging technologies that are most relevant to its customers.

During fiscal 1998, the Company incurred $204 million in research, development and engineering expenses, compared with $126 million for fiscal 1997 and $95 million for fiscal 1996. The amount the Company spends on research, development and engineering activities, which the Company believes to be important to its continued success and growth, is determined as part of the annual budget process and is based on cost-benefit analyses and revenue forecasts. The Company prioritizes activities to focus on projects that it believes will have the greatest market acceptance and achieve the highest return on the Company's investment.

PATENTS, TRADEMARKS AND LICENSES

The Company holds 317 U.S. patents and 7 foreign patents. At March 1, 1998, the Company had 307 U.S. patent applications pending and 42 foreign applications pending in several European and Asian countries. The Company's U.S. patents expire in years 2005 through 2015. The inventions claimed in those patents and patent applications cover aspects of the Company's current and possible future computer system products and related technologies. The Company is developing a portfolio of patents that it anticipates will be of value in negotiating intellectual property rights with others in the industry.

The Company has obtained U.S. federal trademark registration for its DELL word mark and its Dell logo mark. The Company owns registrations for 22 of its other marks in the United States. As of March 1, 1998, the Company had pending applications for registration of nine other trademarks. The DELL word mark, Dell logo and other trademark and service mark registrations in the United States may be renewed as long as the mark continues to be used in interstate commerce. The Company believes that establishment of the DELL mark and logo in the United States is material to the Company's operations. The Company has also applied for or obtained registration of the DELL mark and several other marks in approximately 190 other countries or jurisdictions where the Company conducts or anticipates expanding its international business. The Company has also taken steps to reserve corporate names and to form non-operating subsidiaries in certain foreign countries where the Company anticipates expanding its international business. The Company is precluded from obtaining a registration for trademarks consisting of or incorporating the term "Dell" in certain foreign countries, although the Company does not believe that its inability to register "Dell" as a trademark in such countries will have a material adverse effect on its business.

The Company has entered into a variety of licensing and cross-licensing agreements pursuant to which the Company licenses various patented hardware technology. In addition, the Company has entered into non-exclusive licensing agreements with Microsoft Corporation for various operating system and application software. The Company has also entered into various other software licensing agreements with other companies.

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

INFRASTRUCTURE

Management Information Systems -- The Company's management information systems enable the Company to track each unit sold from the initial sales contacts, through the manufacturing process to post-sale service and support. The system assists the Company in tracking key information about many of its customers. The Company is able to target marketing activities specifically to particular types of customers using its database to assess purchasing trends, advertising effectiveness and customer and product groupings. This database, unique to the Company's direct model, allows the Company to gauge customer satisfaction issues and also provides the opportunity to test new propositions in the marketplace prior to product or service introductions. The Company continually analyzes updates and enhancements of its management information systems to more fully integrate them on an enterprise-wide basis, to reduce redundancy and to incorporate enhanced functionality.

Employees -- At February 1, 1998, the Company had approximately 16,000 employees. Approximately 11,000 of those employees were located in the United States, and approximately 5,000 were located in other countries. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

GOVERNMENT REGULATION

In the United States, the Federal Communications Commission (the "FCC") regulates the radio frequency emissions of computing equipment. The FCC has established two standards for computer products, Class A and Class B. Only Class B products may be sold for use in a residential environment. Both Class A and Class B products may be sold for use in a commercial environment. All of the Company's current desktop, notebook, workstation and network server systems are sold under the more restrictive Class B certification. The Company periodically tests its products to ensure that the products satisfy applicable FCC regulations.

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

BACKLOG

At the end of fiscal 1998, backlog was $215 million, compared with backlog of $222 million at the end of fiscal 1997. The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that the backlog at any point in time will translate into sales in any subsequent period, particularly in light of the Company's policy of allowing customers to cancel or reschedule orders without penalty prior to commencement of manufacturing.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

There are many factors that affect the Company's business and the results of its operations, some of which are beyond the control of the Company. The following is a description of some of the important factors that may cause the actual results of the Company's operations in future periods to differ materially from those currently expected or desired.

- General economic and industry conditions -- Any general economic, business or industry conditions that cause customers or potential customers to reduce or delay their investments in computer systems could have a negative effect on the Company's strength and profitability. For example, a softening of demand for computer systems may result in decreased revenues (or at least declining revenue growth rates) for computer manufacturers in general and the Company in particular and may result in pricing pressures for products that the Company sells, which could have a negative effect on the Company's revenues and profitability.

- Competition -- The computer industry is highly competitive. Some of the Company's competitors have stronger brand-recognition, greater financial, marketing, manufacturing and technological resources, broader product lines and larger installed customer bases than does the Company. The intense competition inherent in the industry could result in loss of customers or pricing pressures, which would negatively affect the Company's results of operations.

- International activities -- The Company's future growth rates and success are partly dependent on continued growth and success in international markets. As is the case with most international operations, the success and profitability of the Company's international operations are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign operations) and foreign currency exchange rates.

- Product, customer and geographic mix -- The profit margins realized by the Company vary somewhat among its products, its customer segments and its geographic markets. Consequently, the overall profitability of the Company's operations in any given period is partially dependent on the product, customer and geographic mix reflected in that period's net sales.

- Seasonal trends -- The Company experiences some seasonal trends in the sale of its products. For example, sales to governments (particularly U.S. federal sales) are often stronger in the Company's third quarter, European sales are often weaker in the third quarter and consumer sales are often stronger in the fourth quarter. Historically, the net result of seasonal trends has not been material relative to the Company's overall results of operations, but many of the factors that create and affect seasonal trends are beyond the Company's control.

- Technological changes and product transitions -- The computer industry is characterized by continuing improvements in technology, which result in the frequent introduction of new products, short product life cycles and continual improvement in product price/performance characteristics. While the Company believes that its direct business model and asset management practices afford it an inherent competitive advantage over some of its competitors, product transitions present some of the greatest executional challenges and risks for any computer systems company. A failure on the part of the Company to effectively manage a product transition will directly affect the demand for the Company's products and the profitability of the Company's operations. In addition, while the Company has meaningful relationships with some of the world's most advanced technology companies, continuing technological advancement, which is a significant driver of customer demand, is largely beyond the control of the Company.

- Inventory levels -- The Company's direct business model gives it the ability to operate with reduced levels of component and finished goods inventories, and the Company's financial success in recent periods has been due in part to its asset management practices, including its ability to achieve rapid inventory turns. The Company's ability to aggressively manage its inventory has been enhanced by favorable supply conditions in the industry. Less favorable supply conditions, as well as other factors beyond the Company's control, may require or result in increased inventory levels in the future.

- Supply sources -- The Company's manufacturing process requires a high volume of quality components that are procured from third party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts (which can adversely affect the reliability and reputation of the Company's products), a shortage of components and reduced control over delivery schedules (which can adversely affect the Company's manufacturing efficiencies) and increases in component costs (which can adversely affect the Company's profitability).

  The Company has several single-sourced supplier relationships, either because alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. If these sources are unable to provide timely and reliable supply, the Company could experience manufacturing delays or inefficiencies, adversely affecting its results of operations.

- Risk on financial instruments -- The Company regularly utilizes derivative instruments to hedge its exposure to fluctuations in foreign currency exchange rates and interest rates. In addition, the Company utilizes equity instrument contracts to execute repurchases of its common stock under its Board-authorized stock repurchase program. Some of these instruments and contracts may involve elements of market and credit risk in excess of the amounts recognized in the financial statements.

- Strength of infrastructure -- The Company has grown at a rapid pace, requiring enhancement and expansion of its management team, information systems, manufacturing operations and other aspects of its infrastructure. The Company's continued success and profitability partly depends on its ability to continue to improve its infrastructure (particularly management and information systems) to keep pace with the growth in its overall business activities.

- Patent rights -- The Company's continued business success may be largely dependent on its ability to obtain licenses to intellectual property developed by others on commercially reasonable and competitive terms. If the Company or its suppliers are unable to obtain desirable technology licenses, the Company could be prohibited from marketing products, could be forced to market products without desirable features or could incur substantial costs to redesign its products, defend legal actions or pay damages.

- Year 2000 Compliance -- Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 issue," and the Company is addressing this issue on several different fronts. First, all Dell-branded hardware products shipped since the end of 1996 are Year 2000 compliant; earlier Dell-branded hardware products can be made Year 2000 compliant through BIOS upgrades or software patches. The Company has assigned a team to monitor product compliance and has created a website at www.dell.com/year2000 containing additional information about the Year 2000 issue and the Company's compliance program. Second, the Company has requested Year 2000 compliance certification from each of its major vendors and suppliers for their hardware or software products and for their internal business applications and processes. Finally, the Company has established a separate team to coordinate solutions to the Year 2000 issue for its own internal information systems, with a goal of having all of its internal systems Year 2000 compliant by the end of 1998. The Company currently does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations or that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

TRADEMARKS AND SERVICEMARKS

Several United States trademarks and service marks appear in this Report. Dell, the Dell logo, Dell Dimension, Latitude, OptiPlex and PowerEdge are registered trademarks of the Company, and DellWare, ReadyWare and SelectCare are registered service marks. Inspiron and OptiFrame are trademarks of the Company, and BusinessCare, DirectLine Premier Access and Premier Page are service marks. This Report also contains trademarks and tradenames of other entities; the Company disclaims proprietary interest in the marks and names of others.

ITEM 2 -- PROPERTIES

At February 1, 1998, the Company owned or leased a total of approximately 4.2 million square feet of office, manufacturing and warehouse space worldwide, 3.1 million square feet of which is located in the United States and the remainder is located in various international areas.

Domestic Properties -- The Company's principal offices and U.S. manufacturing and warehousing facilities are located in the Austin, Texas area. At February 1, 1998, the Company had a total of approximately 1.9 million square feet of office, manufacturing and warehouse space under lease in several buildings in Austin and Round Rock, Texas. The expiration dates of such leases range from May 1998 to March 2005. The Company owns 360 acres of land in Round Rock, Texas (north of Austin), on which are located several office buildings completed since August 1994 that contain an aggregate of approximately 1.2 million square feet of office space. These buildings, comprising the Company's Round Rock campus, house the Company's sales, marketing and support staff for the Americas region, as well as the Company's executive headquarters and administrative support functions. The Company also leases 570 acres of land in Austin, 120 of which were acquired in September 1997 and the remainder of which was acquired in February 1998. The Company intends to utilize this acreage for a manufacturing campus and has already announced plans to construct a 300,000 square-foot server and workstation manufacturing facility on a portion of this acreage.

International Properties -- At February 1, 1998, the Company's international facilities consisted of (a) approximately 487,000 square feet of leased office space in 27 countries (with lease expiration dates ranging from 1998 to 2013),
(b) a Company owned 300,000-square-foot manufacturing and warehousing facility in Limerick, Ireland and (c) a Company owned 238,000-square-foot combination office and manufacturing facility in Penang, Malaysia (located on land leased until the year 2053 from the State Authority of Penang). In addition, in January 1998, the Company announced plans to acquire an additional manufacturing facility in Limerick, Ireland. This facility consists of approximately 35 acres of land and a building containing approximately 340,000 square feet of manufacturing and office space. The Company expects to complete this acquisition in April 1998 and expects to use this facility to manufacture servers and workstations for the European region.

The Company is evaluating other opportunities to expand facilities in anticipation of increasing needs. The Company believes that it can readily obtain appropriate additional space as may be required at competitive rates.

ITEM 3 -- LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock is traded on The Nasdaq National Market under the symbol "DELL." Information regarding the market prices of the Company's common stock may be found in Note 13 of Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data" below.

HOLDERS

As of March 31, 1998, there were 8,891 holders of record of the Company's common stock.

DIVIDENDS

The Company has never paid cash dividends on its common stock. The Company intends to retain its earnings for use in its business and, therefore, does not anticipate paying any cash dividends on the common stock for at least the next twelve months.

On each of March 6, 1998 and July 25, 1997, the Company effected a two-for-one common stock split by paying a 100% stock dividend to stockholders of record as of February 27, 1998 and July 18, 1997, respectively.

ITEM 6 -- SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                       FISCAL YEAR ENDED
                                              -------------------------------------------------------------------
                                              FEBRUARY 1,   FEBRUARY 2,   JANUARY 28,   JANUARY 29,   JANUARY 30,
                                                 1998          1997          1996          1995          1994
                                              -----------   -----------   -----------   -----------   -----------
                                                             (IN MILLIONS, EXCEPT PER SHARE DATA)
Results of Operations Data:
  Net revenue...............................    $12,327       $7,759        $5,296        $3,475        $2,873
  Gross margin..............................    $ 2,722       $1,666        $1,067        $  738        $  433
  Operating income (loss)...................    $ 1,316       $  714        $  377        $  249        $  (39)
  Income (loss) before extraordinary loss...    $   944       $  531        $  272        $  149        $  (36)
  Net income (loss).........................    $   944       $  518        $  272        $  149        $  (36)
  Income (loss) before extraordinary loss
    per common share(a)(b):
       Basic................................    $  1.44       $ 0.75        $ 0.36        $ 0.23        $(0.07)
       Diluted..............................    $  1.28       $ 0.68        $ 0.33        $ 0.19        $(0.07)
  Weighted average shares(a):
       Basic................................        658          710           716           618           597
       Diluted..............................        738          782           790           750           597
Balance Sheet Data:
  Working capital...........................    $ 1,215       $1,089        $1,018        $  718        $  510
  Total assets..............................    $ 4,268       $2,993        $2,148        $1,594        $1,140
  Long-term debt............................    $    17       $   18        $  113        $  113        $  100
  Total stockholders' equity................    $ 1,293       $  806        $  973        $  652        $  471

---------------

(a) The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in the fiscal year ended February 1, 1998. All historical earnings per share data have been restated to conform to this presentation. Additionally, all share and per share information has been retroactively restated to reflect the two-for-one splits of the common stock in March 1998 and July 1997. See Note 1 and Note 7 of Notes to Consolidated Financial Statements.

(b) Excludes extraordinary loss of $0.02 basic per common share and $0.02 diluted per common share for fiscal 1997. See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's objective is to maximize stockholder value by executing a strategy that focuses on a balance of three priorities: growth, profitability and liquidity. The following discussion highlights the Company's performance in the context of these priorities. This discussion should be read in conjunction with the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table summarizes the results of the Company's operations for each of the past three fiscal years. All percentage amounts were calculated using the underlying data in thousands.

                                                                   FISCAL YEAR ENDED
                                             -------------------------------------------------------------
                                             FEBRUARY 1,              FEBRUARY 2,              JANUARY 28,
                                                1998       INCREASE      1997       INCREASE      1996
                                             -----------   --------   -----------   --------   -----------
                                                                 (DOLLARS IN MILLIONS)
Net revenue................................    $12,327       59%        $7,759        47%        $5,296
Gross margin...............................    $ 2,722       63%        $1,666        56%        $1,067
  Percentage of net revenue................       22.1%                   21.5%                    20.2%
Operating expenses.........................    $ 1,406       48%        $  952        38%        $  690
  Percentage of net revenue................       11.4%                   12.3%                    13.1%
Operating income...........................    $ 1,316       84%        $  714        90%        $  377
  Percentage of net revenue................       10.7%                    9.2%                     7.1%
Net income available to common
  stockholders.............................    $   944       83%        $  518        99%        $  260

Net Revenue

The Company has become one of the top three computer vendors in the world as a result of its continued revenue growth. The increases in consolidated net revenue for both fiscal 1998 and fiscal 1997 were principally due to increased units sold. Unit shipments grew 60% and 55% for fiscal years 1998 and 1997, respectively.

The unit volume growth in fiscal 1998 resulted from increased demand for the Company's products across all product lines. This growth was driven by the Company's continued sales efforts to win new customer accounts through aggressive pricing actions and to increase market penetration of new and higher-end products, including products incorporating Intel's Pentium(R) Pro and Pentium II processors of speeds greater than 200MHz. While desktop products continue to be the primary driver of unit volumes (comprising 84% of total unit shipments in fiscal 1998), the growth rates in both the enterprise (the combination of servers and workstations) and notebook product lines exceeded the growth rate in desktops during fiscal 1998. Unit sales of desktop computers increased 55%, while unit sales of enterprise and notebook computers increased 265% and 66%, respectively, during fiscal 1998.

Average revenue per unit in fiscal 1998 remained relatively stable compared to fiscal 1997. Although aggressive pricing in the desktop product line adversely affected average revenue per unit, this was partially offset by increases in the enterprise and notebook product lines, primarily due to a migration to higher-end enterprise and higher-platform notebook systems.

The unit volume increase in fiscal 1997 was also a result of increased demand for the Company's products across all product lines. In particular, demand for enterprise products resulted in unit growth of 160% in fiscal 1997, compared to a 37% decrease in units in fiscal 1996. Additionally in fiscal 1997, the Company continued to introduce products utilizing latest technology, including products incorporating Intel's Pentium and Pentium Pro processors with speeds at the 200MHz level.

The Company experienced growth in net revenue in all geographic regions in both fiscal 1998 and fiscal 1997. The following table summarizes the Company's net revenue by geographic region for each of the past three fiscal years:

                                                               FISCAL YEAR ENDED
                                           ----------------------------------------------------------
                                           FEBRUARY 1, 1998    FEBRUARY 2, 1997     JANUARY 28, 1996
                                           ----------------    -----------------    -----------------
                                                             (DOLLARS IN MILLIONS)
Net revenue:
  Americas...............................  $ 8,531      69%     $5,279       68%     $3,474       66%
  Europe.................................    2,956      24       2,004       26       1,478       28
  Asia-Pacific and Japan.................      840       7         476        6         344        6
                                           -------    ----      ------     ----      ------     ----
Consolidated net revenue.................  $12,327     100%     $7,759      100%     $5,296      100%
                                           =======    ====      ======     ====      ======     ====

In the Americas region, where efforts have allowed the Company to build valuable supplier and customer relationships, net revenue grew 62% and 52% in fiscal 1998 and fiscal 1997, respectively. In the European region, substantially all countries experienced revenue growth in both fiscal 1998 and fiscal 1997. This allowed Europe to increase revenue 48% and 36% in fiscal 1998 and fiscal 1997, respectively. Asia-Pacific and Japan revenues increased 77% in fiscal 1998 compared to a 38% increase in fiscal 1997.

Management believes that opportunity exists for continued worldwide growth by increasing the Company's market presence in existing markets, entering new markets and pursuing additional product opportunities. In fiscal 1998, the Company continued to drive revenue growth through its Internet Web site located at www.dell.com. By fiscal year-end, revenue generated through this venue exceeded $4 million a day. Management believes that the Internet will continue to be a significant sales and service medium for the Company in the future. Additionally in fiscal 1998, the Company expanded its product offerings to include high-performance workstations, and formed a business unit dedicated to workstations in order to grow this product line. As a result of these and other opportunities, the Company has announced plans to acquire an additional manufacturing facility in Limerick, Ireland and to construct an additional manufacturing facility in Austin, Texas and a manufacturing facility in Xiamen, China.

Gross Margin

The increase in gross margin as a percentage of net revenue in fiscal 1998 over fiscal 1997 was the result of several factors, including component cost declines (which were partially offset by price reductions), manufacturing efficiencies and an overall shift in mix to higher-end servers and higher-priced notebook platforms. Additionally in fiscal 1998, the Company experienced a higher mix of Intel's Pentium Pro and Pentium II processors with speeds greater than 200MHz. This contributed to the demand for higher-performance products, which typically carry higher gross margins. The Company's direct business model involves the maintenance of low levels of inventory. Consequently, component cost declines can have a significant impact on overall product costs and gross margin. During fiscal 1998, significant component cost declines occurred (particularly mid-year, in memory components), causing a decline in overall product costs. However, the Company's aggressive pricing strategies mitigated the impact of these cost declines on gross margin. Gross margin also benefited as the Company successfully migrated customers to higher-end enterprise systems with additional options for external storage capacity and higher-platform notebook computers. The mix of enterprise and notebook products increased to 9% and 20% of system revenue, respectively, compared with 4% and 18%, respectively, during the prior fiscal year.

The gross margin increase as a percentage of consolidated net revenue in fiscal 1997 resulted primarily from component cost declines (which were partially offset by price reductions) and a product mix shift to notebooks, servers and higher-end desktop products. Additionally, during fiscal

1996 the Company experienced a problematic product transition involving certain of its OptiPlex desktop products, which had an adverse effect on gross margin.

Operating Expenses

The following table presents certain information regarding the Company's operating expenses during each of the last three fiscal years:

                                                                      FISCAL YEAR ENDED
                                                          -----------------------------------------
                                                          FEBRUARY 1,    FEBRUARY 2,    JANUARY 28,
                                                             1998           1997           1996
                                                          -----------    -----------    -----------
                                                                    (DOLLARS IN MILLIONS)
Operating expenses:
  Selling, general and administrative...................    $1,202          $ 826          $ 595
     Percentage of net revenue..........................       9.8%          10.7%          11.3%
  Research, development and engineering.................    $  204          $ 126          $  95
     Percentage of net revenue..........................       1.6%           1.6%           1.8%
Total operating expenses................................    $1,406          $ 952          $ 690
  Percentage of net revenue.............................      11.4%          12.3%          13.1%

Selling, general and administrative expenses increased in absolute dollar amounts but declined as a percentage of net revenue for both fiscal 1998 and 1997. The increase in absolute dollars was due primarily to the Company's increased staffing worldwide and increased infrastructure expenses, including information systems, to support the Company's continued growth. The decline in selling, general and administrative expense as a percentage of net revenue resulted from significant net revenue growth.

The Company continues to fund research, development and engineering activities to meet the demand for swift product cycles. As a result, research, development and engineering expenses have increased each year in absolute dollars due to increased staffing levels and product development costs. The Company expects to continue to increase research, development and engineering spending in absolute dollar amounts in order to invest in new products.

The Company believes that its ability to manage operating costs is an important factor in its ability to remain competitive and successful. The Company will continue to invest in information systems, personnel and other infrastructure, and in research, development and engineering activities, to support its growth and to provide for new, competitive products. Although operating expenses are expected to increase in absolute dollar terms, the Company's goal is to manage these expenses, over time, relative to its net revenue and gross margin.

Operating Income

While delivering annual revenue growth of 59% and 47% in fiscal years 1998 and 1997, respectively, the Company has grown operating income by 84% in fiscal 1998 and 90% in fiscal 1997. This reflects the Company's ability to manage operating expenses in relation to growth in gross margin to deliver strong operating performance.

Financing and Other

Financing and other increased $19 million in fiscal 1998 from fiscal 1997 to $52 million primarily as a result of increased investment income due to increased average marketable securities balances. Also, financing and other increased $27 million in fiscal 1997 from fiscal 1996 to $33 million due to increased investment income and decreased interest expense.

Income Taxes

The Company's effective tax rate was 31% for fiscal 1998 compared to 29% for both fiscal 1997 and 1996. The increase in the effective tax rate resulted from changes in the geographical distribution of income and losses. As a result of the Company's geographical distribution of income, the Company's effective tax rate is lower than the U.S. federal statutory rate of 35%.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial statistics and information for each of the past three fiscal years:

                                                                      FISCAL YEAR ENDED
                                                          -----------------------------------------
                                                          FEBRUARY 1,    FEBRUARY 2,    JANUARY 28,
                                                             1998           1997           1996
                                                          -----------    -----------    -----------
                                                                    (DOLLARS IN MILLIONS)
Cash and marketable securities.........................     $1,844         $1,352         $  646
Working capital........................................     $1,215         $1,089         $1,018
Days of sales in accounts receivable...................         36             37             42
Days of supply in inventory............................          7             13             31
Days in accounts payable...............................         51             54             33

During fiscal 1998, the Company generated $1.6 billion in cash flows from operating activities, which represents the Company's principal source of cash. Cash flows from operating activities benefited from increased net income and continued asset management focus.

During fiscal 1998, the Company repurchased 69 million shares of its common stock for an aggregate cost of $1.0 billion. The Company is currently authorized to repurchase up to 100 million additional shares of its common stock and anticipates that repurchases under this program will constitute a significant use of future cash resources. At February 1, 1998, the Company held equity instrument contracts that relate to the purchase of 50 million additional shares of its common stock for an average cost of $44 per share exercisable at various times in the first quarter of fiscal 1999 through the third quarter of fiscal 2000. For additional information regarding the Company's stock repurchase program, see Note 7 of Notes to Consolidated Financial Statements.

The Company utilized $187 million in cash during fiscal 1998 to construct and equip manufacturing and office facilities. The Company expects to spend approximately $330 million to purchase capital items for manufacturing and office facilities during fiscal 1999 to support the Company's continued growth.

During fiscal 1998, the Company replaced two revolving credit facilities with one $250 million 5-year revolving credit facility. Additionally, during fiscal 1996, the Company entered into a transaction that gives the Company the ability to raise up to $150 million through a receivables securitization facility. At both February 1, 1998, and February 2, 1997, these facilities were unused.

During fiscal 1998, the Company entered into a $227 million master lease facility, which allows the Company to lease certain real property, buildings and equipment to be constructed or acquired. At February 1, 1998, $43 million of this facility had been utilized.

In March 1998, the Company filed a registration statement with the U.S. Securities and Exchange Commission related to $500 million of debt securities. Presently, no securities under this registration are issued or outstanding.

Management believes that the Company has sufficient resources from cash provided from operations and available borrowings to support its operations and capital requirements for at least the next twelve months.

MARKET RISK

The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

Foreign Currency Hedging Activities

The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, the Company utilizes foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the British pound, Japanese yen, German mark, French franc and Canadian dollar. The Company monitors its foreign exchange exposures daily to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position.

Based on the Company's foreign exchange instruments outstanding at February 1, 1998, the Company estimates a maximum potential one-day loss in fair value of $12 million, using a Value-at-Risk ("VAR") model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. There are various types of modeling techniques that can be used in a VAR computation; the Company used a Monte Carlo simulation type model that valued its foreign currency instruments against a thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by the Company. Additionally, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on the Company during fiscal years 1998, 1997 and 1996.

Marketable Securities

The fair value of the Company's investments in marketable securities at February 1, 1998 was $1.5 billion. The Company's investment policy is to manage its marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities and through the use of different investment brokers. The Company's marketable securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company's marketable securities portfolio and interest rates at February 1, 1998, a 175 basis point increase or decrease in interest rates would result in a decrease or increase of $17 million, respectively, in the fair value of the marketable securities portfolio. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

There are numerous factors that may affect the Company's business and the results of its operations. These factors include general economic and business conditions; the level of demand for personal computers; the level and intensity of competition in the personal computer industry and the pricing pressures that may result; the ability of the Company to timely and effectively manage periodic product transitions and component availability; the ability of the Company to develop new products based on new or evolving technology and the market's acceptance of those products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period; the Company's ability to continue to improve its infrastructure (including personnel and systems) to keep pace with the growth in its overall business activities; and the Company's ability to ensure its products and information systems and those of its third party providers will be Year 2000 compliant. For a discussion of these and other factors affecting the Company's business and prospects, see "Item 1 -- Business -- Factors Affecting the Company's Business and Prospects" above.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Response to this item is included in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk" above.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Financial Statements:
  Report of Independent Accountants.........................   20
  Consolidated Statement of Financial Position at February
     1, 1998 and February 2, 1997...........................   21
  Consolidated Statement of Income for the three fiscal
     years ended February 1, 1998...........................   22
  Consolidated Statement of Cash Flows for the three fiscal
     years ended February 1, 1998...........................   23
  Consolidated Statement of Stockholders' Equity for the
     three fiscal years ended February 1, 1998..............   24
  Notes to Consolidated Financial Statements................   25
Financial Statement Schedule:
  For the three fiscal years ended February 1, 1998
     Schedule II -- Valuation and Qualifying Accounts.......   58

     All other schedules are omitted because they are not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Dell Computer Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dell Computer Corporation and its subsidiaries at February 1, 1998 and February 2, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Austin, Texas
February 16, 1998

                           DELL COMPUTER CORPORATION

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (IN MILLIONS)

                                     ASSETS

                                                              FEBRUARY 1,    FEBRUARY 2,
                                                                 1998           1997
                                                              -----------    -----------
Current assets:
  Cash......................................................    $  320         $  115
  Marketable securities.....................................     1,524          1,237
  Accounts receivable, net..................................     1,486            903
  Inventories...............................................       233            251
  Other.....................................................       349            241
                                                                ------         ------
          Total current assets..............................     3,912          2,747
Property, plant and equipment, net..........................       342            235
Other.......................................................        14             11
                                                                ------         ------
          Total assets......................................    $4,268         $2,993
                                                                ======         ======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $1,643         $1,040
  Accrued and other.........................................     1,054            618
                                                                ------         ------
          Total current liabilities.........................     2,697          1,658
Long-term debt..............................................        17             18
Deferred revenue on warranty contracts......................       225            219
Other.......................................................        36             13
Commitments and contingent liabilities......................        --             --
                                                                ------         ------
          Total liabilities.................................     2,975          1,908
                                                                ------         ------
Put options.................................................        --            279
                                                                ------         ------
Stockholders' equity:
  Preferred stock and capital in excess of $.01 par value;
     shares issued and outstanding: none....................        --             --
  Common stock and capital in excess of $.01 par value;
     shares issued and outstanding: 644 and 692,
     respectively...........................................       747            195
  Retained earnings.........................................       607            647
  Other.....................................................       (61)           (36)
                                                                ------         ------
          Total stockholders' equity........................     1,293            806
                                                                ------         ------
                                                                $4,268         $2,993
                                                                ======         ======

  The accompanying notes are an integral part of these consolidated financial statements.

                           DELL COMPUTER CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                                 (IN MILLIONS)

                                                                      FISCAL YEAR ENDED
                                                          -----------------------------------------
                                                          FEBRUARY 1,    FEBRUARY 2,    JANUARY 28,
                                                             1998           1997           1996
                                                          -----------    -----------    -----------
Net revenue.............................................    $12,327        $7,759         $5,296
Cost of revenue.........................................      9,605         6,093          4,229
                                                            -------        ------         ------
  Gross margin..........................................      2,722         1,666          1,067
                                                            -------        ------         ------
Operating expenses:
  Selling, general and administrative...................      1,202           826            595
  Research, development and engineering.................        204           126             95
                                                            -------        ------         ------
          Total operating expenses......................      1,406           952            690
                                                            -------        ------         ------
          Operating income..............................      1,316           714            377
Financing and other.....................................         52            33              6
                                                            -------        ------         ------
  Income before income taxes and extraordinary loss.....      1,368           747            383
Provision for income taxes..............................        424           216            111
                                                            -------        ------         ------
  Income before extraordinary loss......................        944           531            272
Extraordinary loss, net of taxes........................         --           (13)            --
                                                            -------        ------         ------
  Net income............................................        944           518            272
Preferred stock dividends...............................         --            --            (12)
                                                            -------        ------         ------
Net income available to common stockholders.............    $   944        $  518         $  260
                                                            =======        ======         ======
Basic earnings per common share (in whole dollars):
  Income before extraordinary loss......................    $  1.44        $ 0.75         $ 0.36
  Extraordinary loss, net of taxes......................         --          (.02)            --
                                                            -------        ------         ------
  Earnings per common share.............................    $  1.44        $ 0.73         $ 0.36
                                                            =======        ======         ======
Diluted earnings per common share (in whole dollars):
  Income before extraordinary loss......................    $  1.28        $ 0.68         $ 0.33
  Extraordinary loss, net of taxes......................         --          (.02)            --
                                                            -------        ------         ------
  Earnings per common share.............................    $  1.28        $ 0.66         $ 0.33
                                                            =======        ======         ======
Weighted average shares outstanding:
  Basic.................................................        658           710            716
  Diluted...............................................        738           782            790

  The accompanying notes are an integral part of these consolidated financial statements.

                           DELL COMPUTER CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                        FISCAL YEAR ENDED
                                                             ---------------------------------------
                                                             FEBRUARY 1,   FEBRUARY 2,   JANUARY 28,
                                                                1998          1997          1996
                                                             -----------   -----------   -----------
Cash flows from operating activities:
  Net income...............................................   $    944       $   518       $   272
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization.......................         67            47            38
       Other...............................................         24            29            22
  Changes in:
     Operating working capital.............................        529           659          (195)
     Non-current assets and liabilities....................         28           109            38
                                                              --------       -------       -------
          Net cash provided by operating activities........      1,592         1,362           175
                                                              --------       -------       -------
Cash flows from investing activities:
  Marketable securities:
     Purchases.............................................    (12,305)       (9,538)       (4,545)
     Maturities and sales..................................     12,017         8,891         4,442
  Capital expenditures.....................................       (187)         (114)         (101)
                                                              --------       -------       -------
          Net cash used in investing activities............       (475)         (761)         (204)
                                                              --------       -------       -------
Cash flows from financing activities:
  Purchase of common stock.................................     (1,023)         (495)           --
  Repurchase of 11% Senior Notes...........................         --           (95)           --
  Issuance of common stock under employee plans............         88            57            48
  Cash received from sale of equity options................         38            --            --
  Preferred stock dividends and other......................         (1)           --           (14)
                                                              --------       -------       -------
          Net cash (used in) provided by financing
            activities.....................................       (898)         (533)           34
                                                              --------       -------       -------
Effect of exchange rate changes on cash....................        (14)           (8)            7
                                                              --------       -------       -------
Net increase in cash.......................................        205            60            12
Cash at beginning of period................................        115            55            43
                                                              --------       -------       -------
Cash at end of period......................................   $    320       $   115       $    55
                                                              ========       =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           DELL COMPUTER CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                         PREFERRED STOCK
                                          AND CAPITAL IN      COMMON STOCK AND
                                          EXCESS OF PAR      CAPITAL IN EXCESS
                                              VALUE             OF PAR VALUE
                                         ----------------    ------------------    RETAINED
                                         SHARES    AMOUNT    SHARES     AMOUNT     EARNINGS    OTHER     TOTAL
                                         ------    ------    -------    -------    --------    -----    -------
Balances at January 29, 1995..........      1      $ 120       635       $ 242      $ 311      $(21)    $   652
  Net income..........................     --         --        --          --        272        --         272
  Stock issuance under employee plans,
     including tax benefits...........     --         --        33          74         --       (17)         57
  Preferred stock conversion..........     (1)      (114)       80         114         --        --          --
  Other...............................     --         --        --          --        (13)        5          (8)

Balances at January 28, 1996..........     --          6       748         430        570       (33)        973
  Net income..........................     --         --        --          --        518        --         518
  Stock issuance under employee plans,
     including tax benefits...........     --         --         6          65         --       (18)         47
  Purchase and retirement of 62
     million shares...................     --         --       (62)        (22)      (388)       --        (410)
  Purchase and reissuance of 19
     million shares for employee plans
     and preferred stock conversion...     --         (6)       --          --        (55)       --         (61)
  Reclassification of put options.....     --         --        --        (279)        --        --        (279)
  Other...............................     --         --        --           1          2        15          18

Balances at February 2, 1997..........     --         --       692         195        647       (36)        806
  Net income..........................     --         --        --          --        944        --         944
  Stock issuance under employee plans,
     including tax benefits...........     --                   21         274         --       (11)        263
  Purchase and retirement of 69
     million shares...................     --                  (69)        (39)      (984)       --      (1,023)
  Reclassification of put options.....     --         --        --         279         --        --         279
  Other...............................     --         --        --          38         --       (14)         24

Balances at February 1, 1998..........     --      $  --       644       $ 747      $ 607      $(61)    $ 1,293

  The accompanying notes are an integral part of these consolidated financial statements.

                           DELL COMPUTER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business -- Dell Computer Corporation, a Delaware corporation (including its consolidated subsidiaries, the "Company") designs, develops, manufactures, markets, services and supports a wide range of computer systems, including desktops, notebooks and enterprise systems (includes servers and workstations), and also markets software, peripherals and service and support programs. The Company markets its computer products and services under the Dell(R) brand name directly to its customers. These customers include major corporate, government, medical and education accounts, as well as small-to-medium businesses and individuals. The Company conducts operations worldwide through wholly owned subsidiaries; such operations are primarily concentrated in the United States, Europe and the Asia-Pacific rim.

Fiscal Year -- The Company's fiscal year is the 52 or 53 week period ending on the Sunday nearest January 31.

Principles of Consolidation -- The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the prior years for consistent presentation.

Use of Estimates -- The preparation of financial statements in accordance with generally accepted accounting principles requires the use of management's estimates. These estimates are subjective in nature and involve judgements that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenues and expenses during the fiscal year. Actual results could differ from those estimates.

Marketable Securities -- The Company's marketable securities are classified as available-for-sale and are reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of stockholders' equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. Gains and losses on marketable securities are included in financing and other when realized. The Company accounts for highly liquid investments with maturities of three months or less at date of acquisition as marketable securities and reflects the related cash flows as investing cash flows. As a result, a significant portion of its gross marketable securities purchases and maturities disclosed as investing cash flows is related to highly liquid investments.

Inventories -- Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property, Plant and Equipment -- Property, plant and equipment are carried at depreciated cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which range from ten to thirty years for buildings and two to five years for all other assets. Leasehold improvements are amortized over the shorter of five years or the lease term.

Foreign Currency Translation -- The majority of the Company's international sales are made by international subsidiaries which have the U.S. dollar as their functional currency. International subsidiaries which have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement are included in financing and other. The Company's subsidiaries that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of stockholders' equity. Items of income and expense for the Company's international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur.

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

Equity Instruments Indexed to the Company's Common Stock -- Proceeds received upon the sale of equity instruments and amounts paid upon the purchase of equity instruments are recorded as a component of stockholders' equity. Subsequent changes in the fair value of the equity instrument contracts are not recognized. If the contracts are ultimately settled in cash, the amount of cash paid or received is recorded as a component of stockholders' equity.

Revenue Recognition -- Sales revenue is recognized at the date of shipment to customers. Provision is made for an estimate of product returns and doubtful accounts and is based on historical experience. Revenue from separately priced service and extended warranty programs are deferred and recognized over the extended warranty period.

Warranty and Other Post-sales Support Programs -- The Company provides currently for the estimated costs that may be incurred under its initial warranty and other post-sales support programs.

Advertising Costs -- Advertising costs are charged to expense as incurred. Advertising expenses for fiscal years 1998, 1997 and 1996 were $137 million, $87 million and $83 million, respectively.

Stock-Based Compensation -- The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," in the fiscal year ended February 2, 1997. On adoption, the Company continued to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option and stock purchase plans. As a result, no expense has been recognized for options granted with an exercise price equal to market value at the date of grant or in connection with the employee stock purchase plan. For stock options that have been issued at discounted prices, the Company accrues for compensation expense over the vesting period for the difference between the exercise price and fair market value on the measurement date.

Income Taxes -- The provision for income taxes is based on income before income taxes as reported in the Consolidated Statement of Income. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings Per Common Share -- The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in the fiscal year ended February 1, 1998. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. All historical earnings per share data have been restated to conform to this presentation. Below is the calculation of basic and diluted earnings per share for each of the past three fiscal years:

                                                                      FISCAL YEAR ENDED
                                                          -----------------------------------------
                                                          FEBRUARY 1,    FEBRUARY 2,    JANUARY 28,
                                                             1998           1997           1996
                                                          -----------    -----------    -----------
                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
Net income..............................................     $ 944          $ 518          $ 272
Less: preferred stock dividends.........................        --             --            (12)
                                                             -----          -----          -----
Net income available to common stockholders.............     $ 944          $ 518          $ 260
                                                             =====          =====          =====
Weighted average shares outstanding -- Basic............       658            710            716
Employee stock options and other........................        80             72             74
                                                             -----          -----          -----
Weighted average shares outstanding -- Diluted..........       738            782            790
                                                             =====          =====          =====
Earnings per common share:
  Basic.................................................     $1.44          $0.73          $0.36
  Diluted...............................................     $1.28          $0.66          $0.33

Recently Issued Accounting Pronouncement -- On March 4, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, issued Statement of Position 98-1 (SoP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance concerning the capitalization of costs related to such software. The SoP 98-1 must be adopted by the Company effective as of fiscal year 2000 and is not expected to have a material impact on the Company's consolidated results of operations or financial position.

NOTE 2 -- FINANCIAL INSTRUMENTS

DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value of marketable securities, long-term debt and interest rate derivative instruments has been estimated based upon market quotes from brokers. The fair value of foreign currency forward contracts has been estimated using market quoted rates of foreign currencies at the applicable balance sheet date. The estimated fair value of foreign currency purchased option contracts is based on market quoted rates at the applicable balance sheet date and the Black-Scholes options pricing model. Considerable judgment is necessary in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Changes in assumptions could significantly affect the estimates.

Cash, accounts receivable, accounts payable and accrued and other liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments.

MARKETABLE SECURITIES

The following table summarizes by major security type the fair value of the Company's holdings of marketable securities.

                                                              FEBRUARY 1,    FEBRUARY 2,
                                                                 1998           1997
                                                              -----------    -----------
                                                                    (IN MILLIONS)
Preferred stock.............................................    $  172         $  172
Mutual funds, principally invested in debt securities.......       800            182
Debt securities:
  State and municipal securities............................       190            317
  U.S. corporate and bank debt..............................       307            415
  U.S. government and agencies..............................        40             98
  International corporate and bank debt.....................        15             53
                                                                ------         ------
Total debt securities.......................................       552            883
                                                                ------         ------
          Total marketable securities.......................    $1,524         $1,237
                                                                ======         ======

At February 1, 1998 and February 2, 1997, the cost of marketable securities approximates fair value. At February 1, 1998, debt securities with a carrying amount of $414 million mature within one year; the remaining debt securities mature within three years. The Company's gross realized gains and losses on the sale of marketable securities for fiscal years 1998, 1997 and 1996 were not material.

FOREIGN CURRENCY INSTRUMENTS

The Company uses foreign currency purchased option contracts and forward contracts to reduce its exposure to currency fluctuations involving probable anticipated, but not firmly committed, transactions and transactions with firm foreign currency commitments. These transactions include international sales by U.S. dollar functional currency entities, foreign currency denominated purchases of certain components and intercompany shipments to certain international subsidiaries. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. Foreign currency purchased options generally expire in twelve months or less. At February 1, 1998, the Company held purchased option contracts with a notional amount of $2.0 billion, a carrying amount of $69 million and a combined net realized and unrealized deferred loss of $2 million. Additionally, at February 2, 1997, the Company held purchased option contracts with a notional amount of $1.2 billion, a carrying amount of $33 million and a combined net realized and unrealized deferred gain of $25 million. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is entered into until the time it is settled. Transactions with firm foreign currency commitments are generally hedged using foreign currency forward contracts for periods not exceeding three months. At February 1, 1998, the Company held forward contracts with a notional amount of $800 million, a carrying amount of $26 million and a combined net realized and unrealized deferred gain of $10 million. At February 2, 1997, the Company held foreign currency forward contracts with a notional amount of $207 million and a contract carrying amount of $12 million, which represented fair value.

LONG-TERM DEBT AND INTEREST RATE RISK MANAGEMENT

During fiscal 1997, the Company repurchased $95 million of its outstanding $100 million 11% Senior Notes Due August 15, 2000 (the "Senior Notes"). As a result of the repurchase, the Company recorded an extraordinary loss of $13 million (net of tax benefit of $7 million). In connection with the Senior Notes, the Company entered into interest rate swap agreements that expire on August 15, 1998. At February 1, 1998 and February 2, 1997, the Company had outstanding receive fixed/pay floating interest rate swap agreements in the aggregate notional amount of $100 million offset by receive floating/pay fixed interest rate swap agreements in the aggregate notional amount of

$100 million. The notional amount of both the receive fixed/pay floating interest rate swaps and the offsetting receive floating/pay fixed interest rate swaps was marked-to-market and included in the extraordinary loss. The weighted average interest rate on the Senior Notes, adjusted by the swaps, was 13.8% for fiscal years 1998, 1997 and 1996, respectively. The difference between the Company's carrying amounts and fair value on long-term debt and related interest rate swaps was not material at both February 1, 1998, and February 2, 1997, respectively.

NOTE 3 -- INCOME TAXES

The provision for income taxes consists of the following:

                                                                      FISCAL YEAR ENDED
                                                          -----------------------------------------
                                                          FEBRUARY 1,    FEBRUARY 2,    JANUARY 28,
                                                             1998           1997           1996
                                                          -----------    -----------    -----------
                                                                        (IN MILLIONS)
Current:
  Domestic..............................................     $362           $252           $102
  Foreign...............................................       41             34             25
Deferred................................................       21            (70)           (16)
                                                             ----           ----           ----
Provision for income taxes..............................     $424           $216           $111
                                                             ====           ====           ====

Income before income taxes and extraordinary loss included approximately $205 million, $223 million and $176 million related to foreign operations in fiscal years 1998, 1997 and 1996, respectively.

The Company has not recorded a deferred income tax liability of approximately $127 million for additional taxes that would result from the distribution of certain earnings of its foreign subsidiaries, if they were repatriated. The Company currently intends to reinvest indefinitely these undistributed earnings of its foreign subsidiaries.

The components of the Company's net deferred tax asset (included in other current assets) are as follows:

                                                                      FISCAL YEAR ENDED
                                                          -----------------------------------------
                                                          FEBRUARY 1,    FEBRUARY 2,    JANUARY 28,
                                                             1998           1997           1996
                                                          -----------    -----------    -----------
                                                                        (IN MILLIONS)
Provisions for product returns and doubtful accounts....     $ 20           $ 31           $ 25
Inventory and warranty provisions.......................       24             21             18
Deferred service contract revenue.......................      124            107             53
Other...................................................      (62)           (26)           (29)
                                                             ----           ----           ----
Net deferred tax asset..................................     $106           $133           $ 67
                                                             ====           ====           ====

The effective tax rate differed from statutory U.S. federal income tax rate as follows:

                                                                      FISCAL YEAR ENDED
                                                          -----------------------------------------
                                                          FEBRUARY 1,    FEBRUARY 2,    JANUARY 28,
                                                             1998           1997           1996
                                                          -----------    -----------    -----------
U.S. federal statutory rate.............................      35.0%          35.0%          35.0%
Foreign income taxed at different rates.................      (4.6)%         (6.2)%         (6.0)%
Other...................................................       0.6%           0.2%            --
                                                            ------         ------         ------
Effective tax rates.....................................      31.0%          29.0%          29.0%
                                                            ======         ======         ======

NOTE 4 -- JOINT VENTURE

During fiscal 1998, the Company and Newcourt Credit Group Inc. formed a joint venture, Dell Financial Services L.P. ("DFS"), to provide leasing and asset management services to the Company's customers. The Company has a 70% interest in DFS; however, as the Company does not exercise control over DFS, it accounts for the investment under the equity method. Dell Credit Company L.L.C., which is owned 50% by the Company and 50% by Newcourt, is the sole general partner of DFS and, as such, is liable for the obligations of DFS. Operations of DFS for fiscal year 1998 were not material to the Company.

NOTE 5 -- FINANCING ARRANGEMENTS

During fiscal 1997, the Company entered into a $100 million 364-day revolving credit facility and a $150 million 3-year revolving credit facility. During fiscal 1998, the Company replaced the two separate facilities with one $250 million 5-year revolving credit facility. Additionally during fiscal 1996, the Company entered into a transaction that gives the Company the ability to raise up to $150 million through a receivables securitization facility. Commitment fees for each of these facilities are paid quarterly and are based on specific liquidity requirements. Commitment fees paid in both fiscal 1998 and 1997 were not material to the Company. At both February 1, 1998 and February 2, 1997, these facilities were unused.

NOTE 6 -- PREFERRED STOCK

The Company has the authority to issue 5 million shares of preferred stock, par value $.01 per share.

Series A Convertible Preferred Stock -- During fiscal 1996, the Company offered to pay a cash premium of $8.25 for each outstanding share of Series A Convertible Preferred Stock that was converted to common stock. Holders of 1 million shares of Series A Convertible Preferred Stock elected to convert and, as a result, received an aggregate of approximately 20 million shares of common stock and $10 million in cash during fiscal 1996. During fiscal 1997, the remaining 60,000 shares of Series A Convertible Preferred Stock were converted into common stock in accordance with their terms, resulting in the issuance of an additional 1 million shares of common stock.

Series A Junior Participating Preferred Stock -- In conjunction with the distribution of Preferred Share Purchase Rights (see Note 9 -- Preferred Share Purchase Rights), the Company's Board of Directors designated 200,000 shares of preferred stock as Series A Junior Participating Preferred Stock ("Junior Preferred Stock") and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. At February 1, 1998 and February 2, 1997, no shares of Junior Preferred Stock were issued or outstanding.

NOTE 7 -- COMMON STOCK

Authorized Shares -- During fiscal 1998, the Company's stockholders approved an increase in the number of authorized shares of common stock to one billion from three hundred million at the end of fiscal 1997.

Stock Split -- On each of March 6, 1998 and July 25, 1997, the Company effected a two-for-one common stock split by paying a 100% stock dividend to stockholders of record as of February 27, 1998 and July 18, 1997, respectively. All share and per share information has been retroactively restated in the Consolidated Financial Statements to reflect these stock splits.

Stock Repurchase Program -- The Board of Directors has authorized the Company to repurchase up to 250 million shares of its common stock in open market or private transactions. During fiscal 1998 and fiscal 1997, the Company repurchased 69 million and 81 million shares of its common stock, respectively, for an aggregate cost of $1.0 billion and $503 million, respectively. The Company utilizes equity instrument contracts to facilitate its repurchase of common stock. At

February 1, 1998 and February 2, 1997, the Company held equity instrument contracts that relate to the purchase of 50 million and 36 million shares of common stock, respectively, at an average cost of $44 and $9 per share, respectively. Additionally, at February 1, 1998 and February 2, 1997, the Company has sold put obligations covering 55 million and 34 million shares, respectively, at an average exercise price of $39 and $8, respectively. The equity instruments are exercisable only at expiration, with the expiration dates ranging from the first quarter of fiscal 1999 through the third quarter of fiscal 2000.

At February 2, 1997, certain outstanding put obligations contained net cash settlement or physical settlement terms thus resulting in a reclassification of the maximum potential repurchase obligation of $279 million from stockholders' equity to put warrants. The outstanding put obligations at February 1, 1998 permitted net-share settlement at the Company's option and, therefore, did not result in a put warrant liability on the balance sheet. The equity instruments did not have a material dilutive effect on earnings per common share for fiscal 1998 or fiscal 1997.

NOTE 8 -- BENEFIT PLANS

Incentive and Employee Stock Purchase Plans -- The Dell Computer Corporation Incentive Plan (the "Incentive Plan"), which is administered by the Compensation Committee of the Board of Directors, provides for the granting of incentive awards in the form of stock options, stock appreciation rights ("SARs"), restricted stock, stock and cash to directors, executive officers and key employees of the Company and its subsidiaries, and certain other persons who provide consulting or advisory services to the Company.

Options granted may be either incentive stock options within the meaning of
Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the existing stock option agreements typically vests pro-rata at each option anniversary date over a five-year period. Stock options must be exercised within ten years from date of grant. Stock options are generally issued at fair market value. Under the Incentive Plan, each nonemployee director of the Company automatically receives nonqualified stock options annually.

The following table summarizes stock option activity:

                                                         FISCAL YEAR ENDED
                                     ---------------------------------------------------------
                                     FEBRUARY 1, 1998    FEBRUARY 2, 1997    JANUARY 28, 1996
                                     -----------------   -----------------   -----------------
                                              WEIGHTED            WEIGHTED            WEIGHTED
                                     NUMBER   AVERAGE    NUMBER   AVERAGE    NUMBER   AVERAGE
                                       OF     EXERCISE     OF     EXERCISE     OF     EXERCISE
                                     SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                     ------   --------   ------   --------   ------   --------
                                                     (SHARE DATA IN MILLIONS)
Outstanding at beginning of year...   113      $ 3.89      94      $2.10       90      $1.13
Granted............................    22      $27.21      43      $6.58       32      $3.91
Canceled...........................    (5)     $ 6.19      (7)     $2.34       (8)     $1.02
Exercised..........................   (20)     $ 3.02     (17)     $1.50      (20)     $1.05
                                      ---                 ---                 ---
Outstanding at end of year.........   110      $ 8.99     113      $3.89       94      $2.10
                                      ===                 ===                 ===
Exercisable at year-end............    25      $11.90      19      $1.81       19      $1.30

The following is additional information relating to options outstanding as of February 1, 1998:

                        OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                  --------------------------------   -------------------
                           WEIGHTED     WEIGHTED               WEIGHTED
   EXERCISE       NUMBER   AVERAGE      AVERAGE      NUMBER     AVERAGE
     PRICE          OF     EXERCISE   CONTRACTUAL      OF      EXERCISE
     RANGE        SHARES    PRICE     LIFE (YEARS)   SHARES      PRICE
---------------   ------   --------   ------------   -------   ---------
                                 (SHARE DATA IN MILLIONS)
$ 0.01 - $ 1.99     28      $ 1.16        5.8          12       $ 1.38
$ 2.00 - $ 4.99     27      $ 3.61        7.5           7       $ 3.47
$ 5.00 - $ 9.99     27      $ 6.16        8.3           4       $ 6.18
$10.00 - $19.99     14      $14.08        8.9           2       $11.24
$20.00 - $50.50     14      $36.00        9.4          --       $   --
                   ---                                 --
                   110                                 25
                   ===                                 ==

During fiscal 1998, 1997 and 1996 the Company granted 1 million shares, 3 million shares and 6 million shares, respectively, of restricted stock. For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted shares typically vest over a seven-year period beginning on the date of grant and restrictions may not extend more than ten years from the date of grant. The Company records unearned compensation equal to the market value of the restricted shares on the date of grant and charges the unearned compensation to expense over the vesting period.

There were 10 million, 29 million and 68 million shares of common stock available for future grants under the Incentive Plan at February 1, 1998, February 2, 1997, and January 28, 1996, respectively.

The Company also has an employee stock purchase plan that qualifies under
Section 423 of the Internal Revenue Code and permits substantially all employees to purchase shares of common stock. Participating employees may purchase common stock through payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 13 million shares at February 1, 1998, 15 million shares at February 2, 1997, and 19 million shares at January 28, 1996. Shares issued under this plan were 2 million shares in fiscal 1998, 3 million shares in fiscal 1997 and 3 million shares in fiscal 1996.

The weighted average fair value of stock options at date of grant was $16.26, $3.73, and $2.22 per option for options granted during fiscal years 1998, 1997, and 1996, respectively. Additionally, the weighted average fair value of the purchase rights under the employee stock purchase plan granted in fiscal years 1998, 1997, and 1996 was $6.11, $2.04, and $1.01 per right, respectively. The weighted average fair value of options was determined based on the Black-Scholes model, utilizing the following weighted average assumptions:

                                                                   FISCAL YEAR ENDED
                                                 ------------------------------------------------------
                                                 FEBRUARY 1, 1998   FEBRUARY 2, 1997   JANUARY 28, 1996
                                                 ----------------   ----------------   ----------------
Expected term:
  Stock options................................    5 years            5 years            5 years
  Employee stock purchase plan.................    6 months           6 months           6 months
Interest rate..................................     6.28%              6.40%              6.20%
Volatility.....................................     54.92%             56.54%             57.36%
Dividends......................................       0%                 0%                 0%

Had the Company accounted for its stock option and stock purchase plans by recording compensation expense based on the fair value at the grant date on a straight line basis over the vesting period, stock-based compensation costs would have reduced pretax income by $100 million ($69 million, net of taxes), $22 million ($16 million, net of taxes) and $8 million ($6 million, net of taxes) in fiscal 1998, 1997 and 1996, respectively. The pro forma effect on diluted earnings per common share would have been a reduction of $0.09, $0.02 and $0.01 for fiscal years 1998, 1997 and 1996, respectively. The pro forma effect on basic earnings per common share would have been a reduction of $0.11, $0.02 and $0.01 for fiscal years 1998, 1997 and 1996, respectively.

401(k) Plan -- The Company has a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. Substantially all employees in the U.S. are eligible to participate in the plan. The Company matches 100% of each participant's voluntary contributions, subject to a maximum Company contribution of 3% of the participant's compensation. During each of fiscal 1998, fiscal 1997 and fiscal 1996, the Company made discretionary contributions for every eligible employee, regardless of whether the employee was a plan participant, equal to 2% of the employee's actual earnings during calendar years 1997, 1996 and 1995, respectively. The Company's matching and discretionary contributions during fiscal years 1998, 1997 and 1996 were $20 million, $13 million and $10 million, respectively.

NOTE 9 -- PREFERRED SHARE PURCHASE RIGHTS

On November 29, 1995, the Company's Board of Directors declared a dividend of one Preferred Share Purchase Right (a "Right") for each outstanding share of common stock. The distribution of the Rights was made on December 13, 1995, to the stockholders of record on that date. Each Right entitles the holder to purchase one eight-thousandth of a share of Junior Preferred Stock at an exercise price of $225 per one-thousandth of a share.

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

NOTE 10 -- COMMITMENTS, CONTINGENCIES AND CERTAIN CONCENTRATIONS

Lease Commitments -- During fiscal 1998, the Company entered into a master lease facility ("Facility"), which provides for the ability to lease certain real property, buildings and equipment to be constructed or acquired. The lessor has agreed to fund up to $227 million under this Facility. Rent obligations for the buildings commence on various dates.

The lease has an initial term of five years with an option to renew for two successive years, subject to certain conditions. The Company may, at its option, purchase the buildings during or at the end of the lease term for 100% of the then outstanding amount expended by the lessor to construct the buildings. If the Company does not exercise the purchase option, the Company will guarantee a residual value of the buildings as determined by the agreement (approximately $36 million at February 1, 1998).

The Company leases other property and equipment, manufacturing facilities and office space under noncancelable leases. Certain leases obligate the Company to pay taxes, maintenance and repair costs.

Future minimum lease payments under all noncancelable leases as of February 1, 1998 are as follows: $21 million in 1999; $19 million in 2000; $16 million in 2001; $9 million in 2002; $7 million in 2003; and $29 million thereafter. Rent expense totaled $36 million, $33 million and $22 million for the fiscal years ended 1998, 1997 and 1996, respectively.

Legal Matters -- The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

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

The Company's marketable securities are placed with high quality financial institutions and other companies, and the Company currently invests primarily in equity securities and debt instruments that have maturities of less than three years. Management believes no significant concentration of credit risk for marketable securities exists for the Company.

The Company has business activities with large corporate, government, medical and education customers, small-to-medium businesses and individuals and value-added resellers. Its receivables from such parties are well diversified.

The Company purchases a number of components from single sources. In some cases, alternative sources of supply are not available. In other cases, the Company may establish a working relationship with a single source, even when multiple suppliers are available, if the Company believes it is advantageous to do so due to performance, quality, support, delivery, capacity or price considerations. If the supply of a critical single-source material or component were delayed or curtailed, the Company's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could affect operating results adversely.

NOTE 11 -- GEOGRAPHIC AREA INFORMATION

The Company operates in one principal business segment across geographically diverse markets. The Americas region includes the United States, Canada and Latin America. Substantially all of the

Americas' operating results and identifiable assets are in the United States. Transfers between geographic areas are recorded using internal transfer prices set by the Company.

                                                                 FISCAL YEAR 1998
                                          --------------------------------------------------------------
                                                              ASIA PACIFIC
                                          AMERICAS   EUROPE    AND JAPAN     ELIMINATIONS   CONSOLIDATED
                                          --------   ------   ------------   ------------   ------------
                                                                  (IN MILLIONS)
Sales to unaffiliated customers.........   $8,531    $2,956       $840          $  --         $12,327
Transfers between geographic areas......       67        17         --            (84)             --
                                           ------    ------       ----          -----         -------
          Total sales...................   $8,598    $2,973       $840          $ (84)        $12,327
                                           ======    ======       ====          =====         =======
Operating income........................   $1,152    $  255       $ 33          $  --         $ 1,440
                                           ======    ======       ====          =====
Corporate expenses......................                                                         (124)
                                                                                              -------
          Total operating income........                                                      $ 1,316
                                                                                              =======
Identifiable assets.....................   $1,363    $  605       $172          $  --         $ 2,140
                                           ======    ======       ====          =====
General corporate assets................                                                        2,128
                                                                                              -------
          Total assets..................                                                      $ 4,268
                                                                                              =======

                                                                 FISCAL YEAR 1997
                                          --------------------------------------------------------------
                                                              ASIA PACIFIC
                                          AMERICAS   EUROPE    AND JAPAN     ELIMINATIONS   CONSOLIDATED
                                          --------   ------   ------------   ------------   ------------
                                                                  (IN MILLIONS)
Sales to unaffiliated customers.........   $5,279    $2,004       $476          $  --         $ 7,759
Transfers between geographic areas......       50        32         --            (82)             --
                                           ------    ------       ----          -----         -------
          Total sales...................   $5,329    $2,036       $476          $ (82)        $ 7,759
                                           ======    ======       ====          =====         =======
Operating income (loss).................   $  609    $  193       $ (6)         $  --         $   796
                                           ======    ======       ====          =====
Corporate expenses......................                                                          (82)
                                                                                              -------
          Total operating income........                                                      $   714
                                                                                              =======
Identifiable assets.....................   $  903    $  390       $125          $  --         $ 1,418
                                           ======    ======       ====          =====
General corporate assets................                                                        1,575
                                                                                              -------
          Total assets..................                                                      $ 2,993
                                                                                              =======

                                                                 FISCAL YEAR 1996
                                          --------------------------------------------------------------
                                                              ASIA PACIFIC
                                          AMERICAS   EUROPE    AND JAPAN     ELIMINATIONS   CONSOLIDATED
                                          --------   ------   ------------   ------------   ------------
                                                                  (IN MILLIONS)
Sales to unaffiliated customers.........   $3,474    $1,478       $344          $  --         $ 5,296
Transfers between geographic areas......       66       192         --           (258)             --
                                           ------    ------       ----          -----         -------
          Total sales...................   $3,540    $1,670       $344          $(258)        $ 5,296
                                           ======    ======       ====          =====         =======
Operating income (loss).................   $  285    $  171       $(21)         $  --         $   435
                                           ======    ======       ====          =====
Corporate expenses......................                                                          (58)
                                                                                              -------
          Total operating income........                                                      $   377
                                                                                              =======
Identifiable assets.....................   $  867    $  409       $123          $  --         $ 1,399
                                           ======    ======       ====          =====
General corporate assets................                                                          749
                                                                                              -------
          Total assets..................                                                      $ 2,148
                                                                                              =======

NOTE 12 -- SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

                                                              FEBRUARY 1,    FEBRUARY 2,
                                                                 1998           1997
                                                              -----------    -----------
                                                                    (IN MILLIONS)
SUPPLEMENTAL CONSOLIDATED STATEMENT OF FINANCIAL POSITION INFORMATION
Accounts receivable:
  Gross accounts receivable.................................    $1,514          $ 934
  Allowance for doubtful accounts...........................       (28)           (31)
                                                                ------          -----
                                                                $1,486          $ 903
                                                                ======          =====
Inventories:
  Production materials......................................    $  189          $ 223
  Work-in-process and finished goods........................        44             28
                                                                ------          -----
                                                                $  233          $ 251
                                                                ======          =====
Property, plant and equipment:
  Land and buildings........................................    $  137          $ 133
  Computer equipment........................................       135            104
  Office furniture and fixtures.............................        45             32
  Machinery and other equipment.............................       126             59
  Leasehold improvements....................................        66             46
                                                                ------          -----
  Total property, plant and equipment.......................       509            374
  Accumulated depreciation and amortization.................      (167)          (139)
                                                                ------          -----
                                                                $  342          $ 235
                                                                ======          =====
Accrued and other liabilities:
  Accrued compensation......................................    $  236          $ 113
  Deferred revenue on warranty contracts....................       193            126
  Book overdrafts...........................................       146             27
  Accrued warranty costs....................................       139            111
  Taxes other than income taxes.............................       122             74
  Other.....................................................       218            167
                                                                ------          -----
                                                                $1,054          $ 618
                                                                ======          =====

                                                                       FISCAL YEAR ENDED
                                                            ----------------------------------------
                                                            FEBRUARY 1,   FEBRUARY 2,    JANUARY 28,
                                                               1998          1997           1996
                                                            -----------   -----------    -----------
                                                                         (IN MILLIONS)
SUPPLEMENTAL CONSOLIDATED STATEMENT OF INCOME INFORMATION
Research, development and engineering expenses:
  Research and development expenses.......................     $ 145         $  88          $  62
  Engineering expenses....................................        59            38             33
                                                               -----         -----          -----
                                                               $ 204         $ 126          $  95
                                                               =====         =====          =====
Financing and other:
  Interest expense........................................     $  (3)        $  (7)         $ (15)
  Investment and other income, net........................        55            40             21
                                                               -----         -----          -----
                                                               $  52         $  33          $   6
                                                               =====         =====          =====
SUPPLEMENTAL CONSOLIDATED STATEMENT OF CASH FLOWS INFORMATION
Changes in operating working capital accounts:
  Accounts receivable, net................................     $(638)        $(200)         $(196)
  Inventories.............................................        16           177           (138)
  Accounts payable........................................       638           581             59
  Accrued and other liabilities...........................       644           141            126
  Other, net..............................................      (131)          (40)           (46)
                                                               -----         -----          -----
                                                               $ 529         $ 659          $(195)
                                                               =====         =====          =====
Supplemental cash flow information:
  Income taxes paid.......................................     $ 274         $ 178          $ 117
  Interest paid...........................................     $   3         $  12          $  17

NOTE 13 -- UNAUDITED QUARTERLY RESULTS

The following tables contain selected unaudited Consolidated Statement of Income and stock price data for each quarter of fiscal 1998 and 1997.

                                                                            FISCAL YEAR 1998
                                                            ---------------------------------------------------
                                                              4TH           3RD           2ND            1ST
                                                            QUARTER       QUARTER       QUARTER        QUARTER
                                                            -------       -------       -------        -------
                                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
Net revenues..............................................  $3,737         $3,188         $2,814        $2,588
Gross margin..............................................  $  822         $  718         $  624        $  558
Income before extraordinary loss..........................  $  285         $  248         $  214        $  198
Net income................................................  $  285         $  248         $  214        $  198
Income before extraordinary loss per common share(a):
  Basic...................................................  $ 0.44         $ 0.38         $ 0.32        $ 0.29
  Diluted.................................................  $ 0.40         $ 0.34         $ 0.29        $ 0.27
Weighted average shares outstanding(a):
  Basic...................................................     641            653            663           675
  Diluted.................................................     706            721            729           734
Stock sales prices per share(a):
  High....................................................  $   50 17/32   $   51 15/16   $   43 3/8    $   23
  Low.....................................................  $   35         $   36 1/2     $   22 1/8    $   14 31/32

                                                                           FISCAL YEAR 1997
                                                       ---------------------------------------------------
                                                         4TH            3RD            2ND           1ST
                                                       QUARTER        QUARTER        QUARTER       QUARTER
                                                       -------        -------        -------       -------
                                                                 (IN MILLIONS, EXCEPT PER SHARE DATA)
Net revenues.........................................  $2,412         $2,019         $1,690        $1,638
Gross margin.........................................  $  524         $  450         $  373        $  319
Income before extraordinary loss.....................  $  188         $  149         $  112        $   82
Net income...........................................  $  188         $  145         $  103        $   82
Income before extraordinary loss per common share(a):
  Basic(b)...........................................  $ 0.28         $ 0.22         $ 0.15        $ 0.11
  Diluted(c).........................................  $ 0.25         $ 0.20         $ 0.14        $ 0.10
Weighted average shares outstanding(a):
  Basic..............................................     673            700            716           727
  Diluted............................................     744            763            783           783
Stock sales prices per share(a):
  High...............................................  $   18 3/32    $   11 3/32    $    7 5/32   $    5 27/32
  Low................................................  $    9 29/64   $    6 33/64   $    5 3/64   $    3 5/16

---------------

(a) Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share. All share, per share and stock price information has been retroactively restated to reflect the two-for-one split of the common stock in March 1998 and July 1997.

(b) Excludes extraordinary loss of $0.01 and $0.01 basic earnings per common share for the third and second quarter, respectively, of fiscal 1997.

(c) Excludes extraordinary loss of $0.01 and $0.01 diluted earnings per common share for the third and second quarter, respectively, of fiscal 1997.

NOTE 14 -- SUBSEQUENT EVENT

In March 1998, the Company filed a registration statement with the U.S. Securities and Exchange Commission related to $500 million of debt securities. Presently, no securities under this registration are issued or outstanding.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The Company's Board of Directors is separated into three classes, and the directors in each class are elected to serve for three-year terms. The terms of the Class I directors expire at the next annual meeting of stockholders (currently scheduled for July 17, 1998), the terms of the Class II directors expire at the annual meeting of stockholders to be held in 1999 and the terms of the Class III directors expire at the annual meeting of stockholders to be held in 2000. The following is a list of the persons who, as of April 1, 1998, constituted the Company's Board of Directors and their ages, director class designation and committee assignments as of that date.

                                               DIRECTOR
                 NAME                    AGE    CLASS                   COMMITTEES
                 ----                    ---   --------                 ----------
Michael S. Dell........................  33       II                        --
Donald J. Carty........................  51        I      Audit, Finance (Chairman), Nominating
Paul O. Hirschbiel, Jr.................  45        I      Compensation, Finance
Michael H. Jordan......................  61       II      Compensation, Nominating (Chairman)
Thomas W. Luce III.....................  57        I      Finance
Klaus S. Luft..........................  56       II      Audit, Finance
Claudine B. Malone.....................  61      III      Audit (Chairman)
Alex J. Mandl..........................  54      III      Compensation
Michael A Miles........................  58      III      Compensation (Chairman), Nominating

Set forth below is biographical information about each of the Company's directors.

Michael S. Dell -- Mr. Dell has been Chairman of the Board, Chief Executive Officer and a director of the Company since May 1984. Mr. Dell founded the Company in 1984 while attending the University of Texas at Austin. He is a member of the Board of Directors of the United States Chamber of Commerce and the Computerworld/Smithsonian Awards. Mr. Dell serves on the nominating committee for the National Technology Medal of Honor and is an advisor to the Innovative Technology Management Association at the University of Texas at Austin.

Donald J. Carty -- Mr. Carty has been a director of the Company since December 1992. Mr. Carty is President of American Airlines, Inc., a subsidiary of AMR Corporation, and President of AMR Airline Group, positions he has held since March 1995. He is also Executive Vice President of AMR Corporation. From October 1989 to March 1995, Mr. Carty held the positions of Chief Financial Officer of AMR Corporation and Executive Vice President, Finance & Planning for AMR Corporation and American Airlines, Inc. He has held senior vice presidential positions with American Airlines, Inc. since 1988. Mr. Carty serves on the Board of Trustees of Queen's University in Kingston, Ontario.

Paul O. Hirschbiel, Jr. -- Mr. Hirschbiel has been a director of the Company since October 1987. Mr. Hirschbiel is a consultant with Cornerstone Equity Investors, L.L.C., where he was Managing Director from December 1996 until January 1998. Before then, Mr. Hirschbiel was a Vice President of Prudential Equity Investors, Inc. and had held the position of Vice President or Director with that firm since September 1983. Mr. Hirschbiel originally became a director of the Company pursuant to the terms of a stock purchase agreement entered into in connection with the issuance by the Company of a series of convertible preferred stock in October 1987. Mr. Hirschbiel received a Bachelor of Arts degree and a Masters of Business Administration degree from the University of North Carolina at Chapel Hill.

Michael H. Jordan -- Mr. Jordan has been a director of the Company since December 1992. Mr. Jordan is Chairman and Chief Executive Officer of CBS Corporation (formerly Westinghouse Electric Corporation), positions he has held since July 1993. Prior to joining Westinghouse, he was a principal with the investment firm of Clayton, Dubilier and Rice from September 1992 through June 1993, Chairman of PepsiCo International from December 1990 through July 1992 and Chairman of PepsiCo World-Wide Foods from December 1986 to December 1990. Mr. Jordan is also a member of the boards of directors of CBS Corporation and Aetna Inc.

Thomas W. Luce III -- Mr. Luce has been a director of the Company since November 1991. Mr. Luce is of counsel with the law firm Hughes & Luce, L.L.P., Dallas, Texas, having co-founded the firm in 1973. From October 1991 through April 1992, Mr. Luce was Chairman of the Board and Chief Executive Officer of First Southwest Company, a Dallas-based investment firm that is a member of the National Association of Securities Dealers, Inc.

Klaus S. Luft -- Mr. Luft has been a director of the Company since March 1995. Mr. Luft is the founder, owner and President of MATCH -- Market Access for Technology Services GmbH, a private company established in 1994 and headquartered in Munich, Germany. MATCH provides sales and marketing services to high technology companies. Since August 1990, Mr. Luft has served and continues to serve as International Advisor to Goldman Sachs Europe Limited. From March 1986 to November 1989, Mr. Luft was Chief Executive Officer of Nixdorf Computer AG, a manufacturer of computer systems in Paderborn, Germany, where he also held various other executive positions for more than 17 years in marketing, manufacturing and finance.

Claudine B. Malone -- Ms. Malone has been a director of the Company since February 1993. Ms. Malone is President of Financial & Management Consulting, Inc., a firm she founded in 1982. She has taught at the business schools of the University of Virginia, Harvard University and Georgetown University. Ms. Malone is a trustee of the Massachusetts Institute of Technology and the Chairman of the Federal Reserve Bank of Richmond. She is also a member of the boards of directors of Hannaford Brothers Co., Hasbro, Inc., Houghton Mifflin Corp., Lafarge Corp., The Limited, Inc., Lowe's Companies, Mallinckrodt Group Inc., SAIC and Union Pacific Corporation.

Alex J. Mandl -- Mr. Mandl has been a director of the Company since November 1997. Since August 1996, Mr. Mandl has been Chairman and Chief Executive Officer of Teligent Inc., a telecommunications company that offers local, long distance, Internet and other advanced communication services directly to business customers. Before joining Teligent, Mr. Mandl was President and Chief Operating Officer of AT&T, where he directed the long distance, wireless and local communications services. During his tenure at AT&T, Mr. Mandl also held the positions of Executive Vice President and Chief Executive Officer of the Communication Services Group, Chief Financial Officer and Group Executive. Prior to joining AT&T in 1991, Mr. Mandl was Chairman and Chief Executive Officer of Sea-Land Services, Inc., the world's largest ocean transportation company. Mr. Mandl is also a member of the boards of directors of Warner-Lambert Company, Forstmann Little & Co. and General Instruments Corporation.

Michael A. Miles -- Mr. Miles has been a director of the Company since February 1995. He is the former Chairman of the Board and Chief Executive Officer of Philip Morris Companies Inc., having served in that position from September 1991 to July 1994. Prior to assuming that position, Mr. Miles was Vice Chairman and a member of the Board of Directors of Philip Morris Companies Inc. and Chairman and Chief Executive Officer of Kraft General Foods, Inc., positions he held from December 1989. Mr. Miles is also a Special Limited Partner in the investment firm of Forstmann Little & Co. and is the non-executive chairman of Community Health Systems, a hospital management company owned by Forstmann Little & Co. He is also a member of the boards of directors of Dean Witter Discover & Co., Sears, Roebuck and Co., Time Warner Inc. and Allstate, Inc. and is a trustee of Northwestern University.

EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each of the persons who were serving as executive officers of the Company as of April 1, 1998.

                   NAME                      AGE                    POSITION
                   ----                      ---                    --------
Michael S. Dell............................  33    Chairman of the Board, Chief Executive
                                                     Officer and Director
Morton L. Topfer...........................  61    Vice Chairman
Kevin B. Rollins...........................  45    Vice Chairman
Paul D. Bell...............................  37    Vice President, Americas Home and Small
                                                     Business Group
G. Carl Everett, Jr........................  47    Senior Vice President, Desktop and
                                                     Workstations
Jan Gesmar-Larsen..........................  37    Senior Vice President and President -
                                                     Europe, Middle East and Africa
Thomas B. Green............................  43    Senior Vice President, Law and
                                                     Administration and Secretary
Jerome N. Gregoire.........................  46    Vice President and Chief Information
                                                   Officer
Phillip E. Kelly...........................  40    Vice President and President - Asia Pacific
                                                     Group
Michael D. Lambert.........................  51    Senior Vice President, Server Group
Douglas B. MacGregor.......................  45    Vice President, Notebook Business Unit
Joseph A. Marengi..........................  44    Senior Vice President, Americas
                                                   Relationship Group
Thomas J. Meredith.........................  47    Senior Vice President and Chief Financial
                                                     Officer
Rosendo G. Parra...........................  38    Vice President and General Manager -
                                                     Americas Public and International Group
Charles H. Saunders........................  54    Vice President and President - Dell Japan
James M. Schneider.........................  45    Vice President of Finance
Alex C. Smith..............................  38    Vice President, Treasurer

Set forth below is biographical information about each of the Company's executive officers, except for Mr. Dell, whose biographical information is included under "Board of Directors" above.

Morton L. Topfer -- Mr. Topfer has been Vice Chairman of the Company since June 1994. In this position, Mr. Topfer shares the Office of the Chief Executive Officer with Mr. Dell and Mr. Rollins. For 23 years prior to joining the Company, Mr. Topfer held various positions with Motorola, Inc., last serving as Corporate Executive Vice President and President of the Land Mobile Products Sector. Before joining Motorola in 1971, Mr. Topfer spent 11 years with RCA Laboratories in various research and development and management positions. He began his professional career as a research engineer with Kollsman Instruments Corporation in New York. Mr. Topfer received a Bachelor of Science degree in Physics from Brooklyn College and a Master of Science degree in Physics from the Polytechnic Institute of Brooklyn. He is a member of the board of directors of Autodesk, Inc. and Alliance Gaming.

Kevin B. Rollins -- Mr. Rollins has been Vice Chairman of the Company since November 1997 and, in this position, shares the Office of the Chief Executive Officer with Mr. Dell and Mr. Topfer. Mr. Rollins joined the Company in April 1996 as Senior Vice President, Corporate Strategy and was named Senior Vice President, General Manager - Americas in May 1996. For 12 years prior to joining the Company, Mr. Rollins was employed by Bain & Company, an international strategy consulting firm, most recently serving as a director and partner. Mr. Rollins received a Master of Business Administration degree and a Bachelor of Arts degree from Brigham Young University.

Paul D. Bell -- Mr. Bell joined the Company in June 1996 and serves as Vice President, Americas Home and Small Business Group, where he is responsible for managing all sales, marketing and customer service activities of the group and also for sales and marketing for the Company's Dimension product line. Prior to joining the Company, Mr. Bell was with Bain & Company, where he was a management consultant for six years, including two years as a consultant for the Company. Mr. Bell received a bachelor's degree in Fine Arts and Business Administration from Pennsylvania State University and a master's degree in Public and Private Management from the Yale School of Organization and Management.

G. Carl Everett, Jr. -- Mr. Everett joined the Company in February 1998 as Senior Vice President, Desktops and Workstations. In that position, he is responsible for worldwide development and marketing of the Company's OptiPlex and Dimension lines of desktop computer systems and the Company's WorkStation 400 line. For over 18 years prior to joining the Company, Mr. Everett was employed by Intel Corporation, where he began in a field sales office and advanced into sales and marketing management. He was appointed vice president in 1989 and, until 1994, oversaw North American and then worldwide sales. From 1994 to 1996, Mr. Everett served as Senior Vice President and General Manager of the Desktop Products Group. Prior to joining Intel in 1978, Mr. Everett held various sales, marketing and customer support positions with Motorola Semiconductor Products Group. Mr. Everett holds a Bachelor of Business Administration degree in Management from New Mexico State University.

Jan Gesmar-Larsen -- Mr. Gesmar-Larsen joined the Company in August 1997 as Senior Vice President and President - Europe, Middle East and Africa. Prior to joining the Company, Mr. Gesmar-Larsen held various positions with Apple Computer Europe, including Business Unit Director, Education Channels; Sales Director, Core Business; Managing Director, Central Europe; and finally President, Europe. Prior to joining Apple in 1992, Mr. Gesmar-Larsen was manager of the Systems Division of Compaq Corporation, Europe and International. Prior to that, he held various management positions at Olivetti Corporation. Mr. Gesmar-Larsen holds a bachelors degree in economics and a masters degree in marketing.

Thomas B. Green -- Mr. Green has been Senior Vice President, Law and Administration since November 1997 and, in that position, is responsible for overseeing the Company's legal and governmental affairs, human resources function and other administrative departments. Mr. Green joined the Company in August 1994 as General Counsel and Secretary. Before joining the Company, Mr. Green served as Executive Vice President and General Counsel of Chicago Title & Trust Company, where he was employed from October 1992 to July 1994, and as Executive Vice President and General Counsel of Trammell Crow Company from October 1990 to October 1992. From February 1989 to October 1990, Mr. Green was employed by the law firm of Jones, Day, Reavis & Pogue, Dallas, Texas, last serving as a partner in that firm. His background also includes a term as law clerk to former United States Supreme Court Chief Justice Warren Burger. Mr. Green received a Bachelor of Arts degree in English and a Juris Doctor degree from the University of Utah.

Jerome N. Gregoire -- Mr. Gregoire joined the Company in July 1996 as Vice President and Chief Information Officer. In this position, Mr. Gregoire is responsible for the Company's worldwide information systems, including an ongoing program to further develop state-of-the-art information systems and processes. For 10 years prior to joining the Company, Mr. Gregoire held various positions with PepsiCo, Inc., most recently serving as Vice President of Information Systems for Pepsi-Cola Company, the beverage division of the PepsiCo family. While at PepsiCo, Mr. Gregoire also served as Vice President of Management Information Systems for PepsiCo Food Systems, supporting the worldwide Kentucky Fried Chicken, Pizza Hut and Taco Bell operations. Mr. Gregoire's previous experience also includes positions as Vice President of the systems group for Dean Research Corporation, a Kansas City-based specialist in computer-controlled materials handling, primarily to the aerospace industry; and as Vice President of Information Systems for Kraft/CDC Foodservice, also based in Kansas City.

Phillip E. Kelly -- Mr. Kelly joined the Company in November 1994 as Vice President, General Manager - Asia Pacific. In August 1997, Mr. Kelly was awarded the title of President - Asia Pacific. For 14 years prior to joining the Company, Mr. Kelly held various positions with Motorola, Inc., last serving as Vice President and General Manager for the North Asian Division of the Land Mobile Products Sector, based in Hong Kong. Mr. Kelly received a Bachelor of Business Administration degree from the University of San Diego. He is a member of the Asia-Pacific Executive Forum and the Hong Kong American Chamber of Commerce.

Michael D. Lambert -- Mr. Lambert joined the Company in October 1996 as Senior Vice President, Server Group. In this position, Mr. Lambert is responsible for further developing for the Company a worldwide server business. Prior to joining the Company, Mr. Lambert held various officer positions with Compaq Computer Corporation, last serving as Vice President of North American Marketing. Prior to joining Compaq in 1994, Mr. Lambert served four years as general manager of the large computer products division for NCR Corporation. Mr. Lambert's more than 28 years' experience in the computer systems industry also includes senior positions with Arix Corporation in San Jose, California, a manufacturer of multiprocessor UNIX-based systems, and Convergent Technologies, also in San Jose, California. Mr. Lambert received a bachelor's degree in business administration from the University of Kentucky in Lexington.

Douglas B. MacGregor -- Mr. MacGregor has been with the Company since December 1993, first serving in positions responsible for overseeing the development, marketing and program management for the Company's entire line of desktop computer systems; then functioning as the vice president of the Company's Dimension product line; then serving as Vice President, Worldwide Procurement. In February 1997, Mr. MacGregor was named Vice President, Notebook Business Unit. Prior to joining the Company, Mr. MacGregor served as division vice president for AViiON development at Data General Corporation. Prior to joining Data General, Mr. MacGregor founded Solbourne Computer, Inc., where he developed the industry's first SPARC-compatible workstations and the first SPARC multiprocessor products. He also spent five years as a microprocessor designer at Motorola, Inc. Mr. MacGregor earned a bachelor's degree from the University of Maryland, a Master of Science degree in Computer Science from the University of Illinois and a doctorate degree in Information Science from Kyoto University in Japan.

Joseph A. Marengi -- Mr. Marengi joined the Company in July 1997 as Senior Vice President, Americas Relationship Group. In this position, Mr. Marengi is responsible for the Americas units serving enterprise, large corporate and medium business customers. Prior to joining the Company, Mr. Marengi worked with Novell, Inc., most recently serving as President and Chief Operating Officer. He joined Novell in 1989, beginning as director of the Eastern region and moving through successive promotions to become executive vice president of worldwide sales and field operations, responsible for setting up the major account, licensing and consulting programs and overseeing Novell's international expansion. For ten years prior to joining Novell, Mr. Marengi served as vice president of channel sales for Excelan, Inc. and in various other executive, sales, information management and production automation positions. From 1978 through 1981, Mr. Marengi served in the United States Coast Guard and Coast Guard Reserve, reaching the rank of Lieutenant Commander. Mr. Marengi earned a bachelor's degree in public administration from the University of Massachusetts and a master's degree in management from the University of Southern California.

Thomas J. Meredith -- Mr. Meredith joined the Company in November 1992 as Chief Financial Officer. In September 1995, Mr. Meredith was named Senior Vice President, Finance and Information Systems and retained the position of Chief Financial Officer. In July 1996, Mr. Meredith's title was changed to Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Meredith was Vice President and Treasurer of Sun Microsystems, Inc. from April 1990 to November 1992 and held various financial positions with Amdahl Corporation before that time, last serving as President of Amdahl Capital Corporation. His background also includes the positions of Director of Tax Research and Planning for Castle and Cooke, Inc. and Senior Tax Consultant for Arthur Young & Company. Mr. Meredith received a Bachelor of Science degree in political science from St. Francis College in Loretto, Pennsylvania, a Juris Doctor degree from Duquesne University and a Master of Law degree in Taxation from Georgetown University. Mr. Meredith is a member of the boards of directors of i2 Technologies, Inc. and I-Cube, Inc.

Rosendo G. Parra -- Mr. Parra joined the Company in August 1993 and serves as Vice President and General Manager - Americas Public and International Group. In that position, Mr. Parra is responsible for the Company's operations in the federal, state and local government and educational market segments, as well as Canada, Mexico and South America. Prior to joining the Company, Mr. Parra held various sales and general management positions with GRiD systems Corporation, including regional sales director and vice president and general manager of the PC strategic business unit. Before his association with GRiD, Mr. Parra spent nine years serving in various sales and management positions for the business products division of Tandy Corporation. Mr. Parra earned a bachelor's degree in Marketing from the University of Maryland.

Charles H. Saunders -- Mr. Saunders joined the Company in May 1997 as Vice President and President - Japan and is responsible for all operations of Dell's Japanese subsidiary. Prior to joining the Company, Mr. Saunders spent 25 years at Motorola, Inc., most recently holding the position of Corporate Vice President and General Manager of the US/Canada Division of the Land Mobile Products Sector. Before then, he served as Managing Director and Corporate Vice President and General Manager of the Land Mobile Products Division of Nippon Motorola Ltd. During his tenure in Japan, Mr. Saunders also held the position of managing director of the Japan Mobile Telecommunications Association. Mr. Saunders is a graduate of East Tennessee State University.

James M. Schneider -- Mr. Schneider joined the Company in October 1996 as Vice President of Finance and also serves as the Company's Chief Accounting Officer. In this position, Mr. Schneider is responsible for planning, management reporting and related systems, risk management and worldwide financial controls. For three years prior to joining the Company, Mr. Schneider was with MCI Communications Corporation, last serving as Senior Vice President of Corporate Finance. For 19 years prior to joining MCI, Mr. Schneider was associated with Price Waterhouse LLP, serving as a partner for 10 years. Mr. Schneider earned a bachelor's degree in accounting from Carroll College in Waukesha, Wisconsin, and is a Certified Public Accountant. He is a member of the board of directors of General Communications, Inc.

Alex C. Smith -- Mr. Smith has been employed by the Company since April 1991, serving as Finance Manager from April 1991 to November 1993 and Director of Treasury Operations from November 1993 to November 1995, when he was named Vice President, Treasurer. Prior to joining the Company, Mr. Smith held various treasury management positions with Electronic Data Systems Corporation and Commodore International Ltd. Mr. Smith received a Bachelor of Science and Business Administration degree in Economics from the University of Florida and a Master of International Management degree in Finance from the American Graduate School of International Management.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Claudine B. Malone, a non-employee director of the Company, failed to report on her Form 4 for the month of September 1997 a sale of 28,800 (prior to the March 1998 split) shares of the Company's common stock that occurred on September 5, 1997. This failure was inadvertent, and the transaction has now been reported on Ms. Malone's Form 5 filed with respect to fiscal 1998. This was the only transaction that was not timely reported.

ITEM 11 -- EXECUTIVE COMPENSATION

All common stock information has been adjusted to take into account the two-for-one split of the common stock paid in July 1997 and the two-for-one split of the common stock paid in March 1998.

COMPENSATION OF DIRECTORS

The following is a description of the compensation arrangements for the Company's non-employee directors. The compensation arrangements for the non-employee directors are based on a "Service Year," which is the annual period commencing at an annual meeting of the Company's stockholders and ending at the next annual meeting of stockholders. Mr. Dell, who is the only director who is also an employee of the Company, does not receive any additional compensation for serving on the Board of Directors.

Annual Cash Payments -- Currently, each non-employee director (other than Mr. Mandl) receives an annual retainer fee of $30,000 and an additional $1,000 for each Board of Directors meeting attended in person. In November 1997, the Board of Directors changed its non-employee director compensation arrangement, increasing the annual retainer fee to $40,000 and eliminating the $1,000 meeting fees. Any new non-employee director whose term begins during a Service Year will be entitled to the full amount of the annual retainer fee if 50% or more of the scheduled Board of Directors meetings for that Service Year are scheduled to occur after the director's election; otherwise, the new non-employee director is entitled to receive 50% of the annual retainer fee for that Service Year. The annual retainer fee for a Service Year is payable at the first Board of Directors meeting during the Service Year. For all non-employee directors other than Mr. Mandl, this new arrangement will be effective for the Service Year that begins in 1998 and for subsequent Service Years. Mr. Mandl, who was appointed to the Board of Directors in November 1997, at the same time that the new compensation arrangement was approved, is currently being compensated based on the new arrangement.

The Company maintains a deferred compensation plan for the non-employee directors, pursuant to which the directors may elect to defer all or a portion of their annual retainer fees. A director's deferred amounts are allocated by the director to various investment funds and, along with any earnings, are payable to the director upon termination of service as a member of the Board of Directors or to the director's named beneficiary in the event of death. Distribution of the deferred amounts and any earnings may be made, at the election of the participating director, in a lump sum or in annual, quarterly or monthly installments over a period of up to ten years.

A non-employee director may elect to receive an option to purchase the Company's common stock in lieu of all or a portion of the annual retainer fee. The option is granted on the date the annual retainer fee would otherwise have been paid. The number of shares subject to the option is determined by dividing the amount of the annual retainer fee subject to the election by the value of an option for one share of common stock (calculated pursuant to the Black-Scholes model). The exercise price of the option is the average of the high and low reported sales price of the Company's common stock on the date of grant. The option vests and becomes exercisable with respect to 20% of the shares on each of the first five anniversaries of the date of grant and terminates on the tenth anniversary of the date of grant.

Option Awards -- As noted above, the Board of Directors changed its non-employee director compensation arrangements in November 1997. Prior to that change, non-employee directors were entitled to receive an initial option award covering a specified number of shares of the Company's common stock upon election to the Board of Directors and an annual option award covering a specified number of shares for each year of service. The Company's Incentive Plan, which was approved by the stockholders in June 1994 and which specified the compensation arrangements for non-employee directors, originally provided that the non-employee directors' initial option award was to cover 15,000 shares of common stock and that each annual award was to cover 6,000 shares. The Incentive Plan also provided, however, that those numbers were to be adjusted to take stock splits into account. As a result of adjustments for the two-for-one split of the common stock paid in October 1995 and the two-for-one split of the common stock paid in December 1996, the size of the initial and annual option awards had grown to 60,000 shares and 24,000 shares, respectively. After the announcement of an additional two-for-one split of the common stock in May 1997 (to be paid in July 1997), the Board of Directors decided to review the Company's non-employee director compensation arrangement and, pending completion of that review, unanimously elected to forego the adjustment in their annual option awards for the July 1997 stock split. Consequently, each non-employee director who was serving immediately after the stockholders' meeting in 1997 received an annual option award covering 24,000 shares (rather than 48,000, which would have been the award had the split adjustment been made).

In November 1997, after completing a thorough review and analysis of non-employee director compensation plans at various companies deemed comparable for this purpose, the Board of Directors unanimously determined that it was in the best interests of the Company and its stockholders to modify the terms of the compensation paid to non-employee directors, including the size of the automatic option awards, and adopted new non-employee director compensation arrangements. Under the new arrangements, the number of shares of common stock subject to each annual option award for a Service Year will be equal to the "Annual Award Base Number" for that Service Year divided by the fair market value of the common stock on the date of grant. The number of shares subject to an initial option award for a new non-employee director will be equal to the "Initial Award Base Number" divided by the fair market value of the common stock on the date of grant, and the first annual option award for a new non-employee director will be prorated on the same basis as the director's annual retainer fee, as described above. The Annual Award Base Number will be $650,000 (subject to an annual escalation factor of 10%), and the Initial Award Base Number at any given time will be 300% of the then-applicable Annual Award Base Number. The annual option awards for each Service Year are to be granted as of the first day of that Service Year, and an initial option award is to be granted to a new non-employee director as of the date of the first Board of Directors meeting attended. Under the new arrangements, the method of computing the number of shares subject to the initial and annual option awards will not be adjusted to take into account future stock splits (including the two-for-one split of the common stock paid in March 1998); however, once an option has been issued, the number of shares subject to the option and the exercise price of the option will be adjusted to take into account any subsequent stock splits.

As a result of these new non-employee director compensation arrangements, each of the Company's current non-employee directors will receive, effective as of the date of the upcoming annual meeting of stockholders (which is scheduled for July 17, 1998), an annual option award covering a number of shares equal to $650,000 divided by the fair market value of the common stock on the date of grant. It is not possible to compute the size of the award at the present time; however, if the number were computed on the basis of the fair market value of the common stock as of March 31, 1998, the size of the award would be approximately 9,600 shares, which is substantially smaller than it would have been (96,000 shares) had the non-employee director compensation arrangements not been changed.

In the case of both initial awards and annual awards, the exercise price of the option is equal to the "fair market value" of the common stock on the date of grant, which is defined as the average of the high and low reported sales price of the common stock on that date. The option vests and becomes exercisable with respect to 20% of the shares on each of the first five anniversaries of the date of grant, so long as the director remains a member of the Board of Directors through those dates. The option terminates when the director ceases to be a member of the Board of Directors (if the Board of Directors demands or requests the director's resignation), 90 days after the director ceases to be a member of the Board of Directors (if the director resigns for any other reason) or one year after the director ceases to be a member of the Board of Directors because of death or permanent disability. In any event, the option terminates on the tenth anniversary of the date of grant.

Because Mr. Mandl was appointed to the Board of Directors at the time that the new compensation arrangement was approved, his compensation is based on the new arrangement. Consequently, effective November 21, 1997, the date of the first Board of Directors meeting that Mr. Mandl attended, Mr. Mandl received an option covering 61,356 shares of common stock, 46,017 were attributable to his initial award and 15,339 were attributable to the annual award for the Service Year that commenced in 1997. Had the Board of Directors not changed the non-employee director compensation arrangement, Mr. Mandl would have received an option covering 240,000 shares.

Other Benefits -- The Company reimburses non-employee directors for their reasonable expenses associated with attending Board of Directors meetings and provides the directors with liability insurance coverage with respect to their activities as directors of the Company.

Compensation During Fiscal 1998 -- The following table describes the fiscal 1998 fees and stock option grants for each of the Company's non-employee directors.

                                                           CASH
                        NAME                             PAYMENTS    OPTIONS GRANTED(A)
                        ----                             --------    ------------------
Mr. Carty............................................    $35,000(b)    48,000 shares
Mr. Hirschbiel.......................................    $34,000       48,000 shares
Mr. Jordan...........................................    $34,000(b)    48,000 shares
Mr. Luce(c)..........................................    $ 5,000       49,722 shares
Mr. Luft.............................................    $35,000       48,000 shares
Ms. Malone...........................................    $35,000       48,000 shares
Mr. Mandl(d).........................................    $40,000       61,356 shares
Mr. Miles(c).........................................    $ 5,000       49,722 shares

---------------

(a) Effective July 18, 1997 (the date of the first Board of Directors meeting following last year's annual meeting of stockholders), each non-employee director received an option to purchase 24,000 shares with an exercise price of $74.08 per share, which upon payment of the two-for-one split of the common stock on March 6, 1998, is now the equivalent of an option to purchase 48,000 shares at an exercise price of $37.04 per share.

(b) Elected to defer $30,000 of this amount pursuant to the deferred compensation plan described above.

(c) Mr. Luce and Mr. Miles elected to receive options in lieu of the $30,000 annual retainer fee. Accordingly, in addition to the options referred to in note (a) above, on July 18, 1997 (the date of the first Board of Directors meeting following last year's annual meeting of stockholders), each of Mr. Luce and Mr. Miles received an option to purchase 861 shares with an exercise price of $74.08 per share, which as a result of the March 1998 stock split, is now the equivalent of an option to purchase 1,722 shares at an exercise price of $37.04.

(d) Mr. Mandl's compensation reflects the new non-employee director compensation arrangements approved by the Board of Directors in November 1997.

COMPENSATION OF EXECUTIVE OFFICERS

General -- The compensation paid to the Company's executive officers is administered by the Compensation Committee of the Board of Directors and consists of base salaries, annual bonuses, awards made pursuant to the Incentive Plan, contributions to the Company-sponsored 401(k) retirement plan and deferred compensation plan and miscellaneous benefits. The following table summarizes the total compensation for each of the last three fiscal years awarded to, earned by or paid to the Company's Chief Executive Officer and the four most highly compensated executive officers of the Company (other than the Chief Executive Officer) who were serving as executive officers at the end of fiscal 1998 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                                 ANNUAL COMPENSATION             COMPENSATION AWARDS
                                          ----------------------------------   -----------------------
                                                                     OTHER                    SHARES     ALL OTHER
                                                                    ANNUAL     RESTRICTED     UNDER-       OTHER
           NAME AND              FISCAL                             COMPEN-      STOCK        LYING       COMPEN-
      PRINCIPAL POSITION          YEAR     SALARY      BONUS       SATION(A)   AWARDS(B)    OPTIONS(C)   SATION(D)
      ------------------         ------   --------   ----------    ---------   ----------   ----------   ---------
MICHAEL S. DELL................   1998    $788,462   $2,000,000    $  1,650    $       0    3,200,000     $10,759
  Chairman of the Board,          1997     688,461    1,304,910      17,440            0    3,200,000      36,266
  Chief Executive Officer         1996     568,629      731,421      92,541            0      480,000      22,044
MORTON L. TOPFER...............   1998     616,346    2,000,000(e)    7,749            0      150,000      17,568
  Vice Chairman                   1997     544,276    1,031,622      17,567            0      360,000      36,636
                                  1996     490,892      631,429     116,515      640,000    2,200,000      27,652
KEVIN B. ROLLINS...............   1998     450,381    1,125,953(e)  141,206            0      400,000      12,633
  Vice Chairman                   1997     341,540      486,610     125,099            0    2,680,000       3,000
                                  1996          --           --          --           --           --          --
THOMAS J. MEREDITH.............   1998     408,288    1,020,719(e)      825            0       80,000      10,826
  Senior Vice President,          1997     383,547      545,232      14,314            0      240,000      19,037
  Chief Financial Officer         1996     327,635      316,075      41,534      320,000      224,000      16,621
PHILLIP E. KELLY...............   1998     308,892      579,173(e)  405,538            0       60,000      10,323
  Vice President and              1997     266,923      379,358     422,616            0      220,776      10,117
  President -- Asia Pacific       1996     223,397      166,243     288,275      731,200      400,000      11,107

---------------

(a) The amounts shown in this column include amounts paid by the Company for personal financial counseling and tax planning services and (prior to fiscal 1997) reimbursement for the related tax liability (Mr. Dell, $1,650 in fiscal 1998, $17,440 in fiscal 1997 and $92,541 in fiscal 1996; Mr. Topfer, $5,008 in fiscal 1998, $17,567 in fiscal 1997 and $34,031 in fiscal 1996; Mr. Rollins, $12,390 in fiscal 1998 and $643 in fiscal 1997; Mr. Meredith, $825 in fiscal 1998, $14,314 in fiscal 1997 and $39,485 in fiscal 1996; and Mr. Kelly, $3,350 in fiscal 1998 and $5,693 in fiscal 1997) and relocation expenses paid by the Company and reimbursement for the related tax liability (Mr. Topfer, $2,741 in fiscal 1998 and $82,484 in fiscal 1996; and Mr. Rollins, $128,816 in fiscal 1998 and $34,456 in fiscal 1997).
     For Mr. Rollins, the amount shown for fiscal 1997 also includes the amount of bonus paid on commencement of employment ($90,000). For Mr. Meredith, the amount shown for fiscal 1996 also includes imputed interest on below-market loans that have since been repaid ($2,049). For Mr. Kelly, the amounts shown also include expat allowances ($335,406 in fiscal 1998, $365,709 in fiscal 1997 and $245,948 in fiscal 1996) and reimbursement for miscellaneous goods and services ($66,782 in fiscal 1998, $51,214 in fiscal 1997 and $42,327 in fiscal 1996).

(b) For Mr. Topfer, the amount shown represents the value of 160,000 shares of the Company's common stock awarded on July 24, 1995 (calculated using the closing sales price of the common stock on the date of grant, which was $4.00). The shares are subject to vesting and transfer restrictions that will lapse with respect to all of the shares on the fourth anniversary of the date of grant. In addition, the shares are subject to forfeiture (and any gain realized on the sale of the shares is subject to repayment to the Company) if Mr. Topfer competes with the Company within two years after his employment with the Company is terminated.

     For Mr. Meredith, the amount shown represents the value of 80,000 shares of the Company's common stock awarded on July 24, 1995 (calculated using the closing sales price of the common stock on the date of grant, which was $4.00). The shares are subject to vesting and transfer restrictions that will lapse with respect to one-seventh of the shares on each of the first seven anniversaries of the date of grant. In addition, the shares are subject to forfeiture (and any gain realized on the sale of the shares is subject to repayment to the Company) if Mr. Meredith competes with the Company within two years after his employment with the Company is terminated.

     For Mr. Kelly, the amount shown represents the value of 160,000 shares of the Company's common stock awarded on February 7, 1995 (calculated using the closing sales price of the common stock on the date of grant, which was $2.57) and the value of 80,000 shares of the Company's common stock awarded on July 24, 1995 (calculated using the closing sales price of the common stock on the date of grant, which was $4.00). With respect to each award, the shares are subject to vesting and transfer restrictions that will lapse with respect to one-seventh of the shares on each of the first seven anniversaries of the date of grant. In addition, the shares are subject to forfeiture (and any gain realized on the sale of the shares is subject to repayment to the Company) if Mr. Kelly competes with the Company within two years after his employment with the Company is terminated.

    The total number and value of the shares of restricted stock held by the Named Executive Officers as of the end of fiscal 1998 are as follows, with the values based on the closing sales price of the Company's common stock on the last trading day of fiscal 1998 ($49.72):

                                                                             NUMBER
                                                                            OF SHARES      VALUE
                                                                            ---------    ----------
            Mr. Dell....................................................           0     $        0
            Mr. Topfer..................................................     160,000      7,955,040
            Mr. Rollins.................................................           0              0
            Mr. Meredith................................................      57,120      2,839,949
            Mr. Kelly...................................................     194,160      9,653,441

    When and if the Board of Directors declares and pays dividends on the Company's common stock, such dividends will be paid on the outstanding shares of restricted stock described in this note at the same rate as they are paid to all stockholders.

(c) Does not include options granted under the Executive Stock Ownership Incentive Program described below (the "ESOIP"), pursuant to which a Named Executive Officer may elect to receive discounted stock options in lieu of all or a portion of annual bonus. See note (e) below for information regarding ESOIP elections made for fiscal 1998 annual bonuses. For information regarding the stock option grants made during fiscal 1998 (including information with respect to options granted pursuant to ESOIP elections made for fiscal 1997 annual bonuses), see the table titled "Option Grants in Last Fiscal Year" under "Item 11 -- Executive
    Compensation -- Compensation of Executive Officers -- Incentive Plan Awards" below.

(d) Includes the value of the Company's contributions to the Company-sponsored 401(k) retirement savings plan that is available to all Company employees, the amount of the Company's contributions to the deferred compensation plan that is available to certain members of the Company's management and the amount paid by the Company for term life insurance coverage under health and welfare plans available to all Company employees.

(e) In accordance with the terms of the ESOIP, Mr. Topfer, Mr. Rollins and Mr. Meredith each elected to receive discounted stock options in lieu of 100% of his annual bonus, and Mr. Kelly elected to receive discounted stock options in lieu of 30% of his annual bonus. The amount shown represents the amount of the annual bonus awarded, whether paid or foregone in lieu of discounted options. In lieu of the foregone amounts, those persons received options covering the following number of shares: Mr. Topfer, 157,016; Mr. Rollins, 88,396; Mr. Meredith, 80,134; and Mr. Kelly, 13,640. The options were granted on March 20, 1998 and have an exercise price of $50.95 (which was 80% of the market value of the common stock on that date). These options are subject to a one-year vesting period and, accordingly, do not vest and are not exercisable until the first anniversary of the date of grant.

Incentive Plan Awards -- The Company's Incentive Plan provides for the granting of incentive awards in the form of stock options, stock appreciation rights, stock and cash to directors, executive officers and key employees of the Company and its subsidiaries and certain other persons who provide consulting or advisory services to the Company. Pursuant to an amendment to the Incentive Plan that was approved by the stockholders at last year's annual meeting, the number of shares of the Company's common stock that may be issued pursuant to awards under the Incentive Plan is automatically increased at the beginning of each fiscal year, beginning with fiscal 1999 and ending with fiscal 2003. The number of additional shares that will be available for awards at the beginning of any such fiscal year will be equal to 4% of the following amount: the total number of issued and outstanding shares of common stock as of the end of the immediately preceding fiscal year, plus the total number of shares of common stock repurchased by the Company during the immediately preceding fiscal year under the Company's stock repurchase program. That percentage will be increased to 5% if the total shareholder return (consisting of increase in stock price plus dividends paid) achieved by the Company during the immediately preceding fiscal year exceeds the average total shareholder return achieved by the companies included in the S&P Computer Systems Index during the immediately preceding fiscal year. As of the beginning of fiscal 1999, an aggregate of 162,701,660 shares of common stock were authorized for issuance pursuant to awards under the Incentive Plan (including 35,654,140 shares that were added at the beginning of fiscal 1999 under the formula described above) and 45,728,576 shares remained available for issuance under Incentive Plan awards.

No restricted stock was awarded to any of the Named Executive Officers during fiscal 1998. The following table sets forth information about stock option grants made to the Named Executive Officers during fiscal 1998. The Company has not made any awards of stock appreciation rights to any of the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                               INDIVIDUAL GRANTS
                       -----------------------------------------------------------------
                         NUMBER        PERCENTAGE OF
                       OF SHARES       TOTAL OPTIONS
                       UNDERLYING       GRANTED TO     EXERCISE                            GRANT DATE
                        OPTIONS        EMPLOYEES IN      PRICE      GRANT     EXPIRATION     PRESENT
        NAME           GRANTED(A)       FISCAL YEAR    PER SHARE     DATE        DATE       VALUE(B)
        ----           ----------      -------------   ---------   --------   ----------   -----------
Mr. Dell.............  2,000,000           9.16%       $ 18.531      3-5-97      3-5-07    $31,244,700
                       1,200,000           5.49          37.040     7-18-97     7-18-07     35,784,810
Mr. Topfer...........    309,388(c)        1.42          13.338     3-21-97     3-21-07      6,294,746
                         150,000           0.69          37.040     7-18-97     7-18-07      4,473,101
Mr. Rollins..........    100,000           0.46          37.040     7-18-97     7-18-07      2,982,068
                         300,000           1.37          40.625    12-22-97    12-22-07     10,020,015
Mr. Meredith.........    163,516(c)        0.75          13.338     3-21-97     3-21-07      3,326,864
                          80,000           0.37          37.040     7-18-97     7-18-07      2,385,654
Mr. Kelly............     45,516(c)        0.21          13.338     3-21-97     3-21-07        926,059
                          60,000           0.27          37.040     7-18-97     7-18-07      1,789,241

---------------

(a) Unless otherwise noted, these options will vest and become exercisable with respect to one-fifth of the underlying shares on each of the first five anniversaries of the date of grant.

(b) Calculated using the Black-Scholes model. The material assumptions and adjustments incorporated into the Black-Scholes model in making such calculations include the following: (1) an interest rate representing the interest rate on U.S. Treasury securities with a maturity date corresponding to the option term; (2) volatility determined using daily prices for the Company's common stock during the five-year period immediately preceding date of grant; (3) a dividend rate of $0; and (4) in each case (other than the ESOIP options described in note (c) below), a reduction of 25% to reflect the probability of forfeiture due to termination of employment prior to vesting and the probability of a shortened option term due to termination of employment prior to the option expiration date. The ultimate values of the options will depend on the future market prices of the common stock, which cannot be forecast with reasonable accuracy. The actual value, if any, that an optionee will recognize upon exercise of an option will depend on the difference between the market value of the common stock on the date the option is exercised and the applicable exercise price.

(c) These options were granted as a part of the ESOIP, which is described below. These options were fully vested when granted but were not exercisable until the first anniversary of the date of grant. These options were received in lieu of fiscal 1997 annual bonuses in the following amounts: Mr. Topfer, $1,031,622 (100%); Mr. Meredith, $545,232 (100%); and
     Mr. Kelly, $151,682 (40%). Those amounts are shown in the Bonus column of the "Summary Compensation Table" above.

The following table sets forth, for each Named Executive Officer, information concerning the exercise of stock options during fiscal 1998 and the value of unexercised stock options at the end of fiscal 1998.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                        NUMBER OF SHARES            VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                         SHARES                    OPTIONS AT FISCAL YEAR-END       AT FISCAL YEAR-END(B)
                        ACQUIRED        VALUE      ---------------------------   ---------------------------
        NAME           ON EXERCISE   REALIZED(A)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
        ----           -----------   -----------   -----------   -------------   -----------   -------------
Mr. Dell.............           0    $         0     832,000       6,048,000     $36,214,480   $200,467,820
Mr. Topfer...........   1,241,000     37,519,304           0       3,698,388               0    163,012,986
Mr. Rollins..........     408,000     13,921,321     128,000       2,544,000       5,786,558    102,532,852
Mr. Meredith.........     620,000     19,910,401     472,670       1,134,990      22,126,660     49,392,046
Mr. Kelly............      28,000        734,414     250,376         543,916      11,309,826     22,043,709

---------------

(a) Calculated using the difference between (1) the actual sales price of the underlying shares (if the underlying shares were sold immediately upon exercise) or the closing sales price of the common stock on the date of exercise (if the underlying shares were not sold immediately upon exercise) and (2) the exercise price.

(b) Amounts were calculated by multiplying the number of unexercised options by the closing sales price of the common stock on the last trading day of fiscal 1998 ($49.72) and subtracting the exercise price.

Under the ESOIP, which is a program implemented under the Incentive Plan, certain members of the Company's management (including the executive officers) may elect, on an annual basis, to receive stock options in lieu of all or a portion of the annual bonus that they would otherwise receive. The exercise price of the options is 80% of the fair market value of the Company's common stock on the date of issuance. The number of shares subject to the options is dependent on the amount of bonus a participant designates for the program and is calculated by dividing the designated bonus amount by 20% of the fair market value of the common stock on the date of issuance. For the first two years of the program (fiscal 1996 and fiscal 1997), the options were fully vested at the time of issuance but were not exercisable for a period of one year. Effective for fiscal 1998, the options are subject to a one-year vesting period and do not vest and become exercisable until the first anniversary of the date of grant. All decisions regarding participation in the program and the amount of bonus to designate must be made several months in advance of the anticipated bonus payment date. With respect to fiscal 1998, 240 persons (including four of the Named Executive Officers) elected to participate in the program with respect to their bonuses for such year.

401(k) Retirement Plan -- The Company maintains a defined contribution retirement plan that complies with the provisions of Section 401(k) of the Internal Revenue Code. Substantially all U.S. employees are eligible to participate in the plan, and eligibility for participation commences upon hiring. Under the terms of the plan, the Company currently matches 100% of each employee participant's voluntary contributions, subject to a maximum Company contribution of 3% of the employee's compensation. The Company's matching contributions are used to purchase the Company's common stock and vest at the rate of 20% on each of the first five anniversaries of the date of hire. After the completion of five years of service with the Company, a participant may elect to transfer the portion of his or her funds held in the form of common stock to another available investment fund. During fiscal 1998, the Company made a discretionary contribution for every eligible employee, regardless of whether the employee was a plan participant, equal to 2% of the employee's actual earnings during calendar 1997.

Deferred Compensation Plan -- The Company maintains a deferred compensation plan, pursuant to which certain members of management (including the executive officers) may elect to defer a portion of annual compensation. The Company matches 100% of the employee's voluntary contributions not in excess of 3% of annual compensation. The funds attributable to a participant (including voluntary contributions and matching contributions) are invested among various funds designated by the plan administrator. Upon the death or retirement of a participant, the funds attributable to the participant (including any earnings on contributions) are distributed to the participant or the participant's beneficiary in a lump sum or in annual, quarterly or monthly installments over a period of up to ten years. A participant whose employment with the Company is terminated prior to death or retirement is entitled to receive his or her contributions to the plan (and any earnings thereon) but is entitled to receive the Company's matching contributions only if he or she has completed four years of service with the Company.

Employee Stock Purchase Plan -- The Company maintains an employee stock purchase plan that qualifies under Section 423 of the Internal Revenue Code and permits substantially all employees to purchase shares of the Company's common stock. Participating employees may purchase common stock at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Participation periods are semi-annual and begin on January 1 and July 1 of each year. Employees may designate up to 15% of their base compensation for the purchase of common stock under the plan.

Employment Agreements and Change-in-Control Arrangements -- Each of the Named Executive Officers has entered into an employment agreement with the Company. For the Named Executive Officers other than Mr. Dell, such employment agreements do not contain any provisions regarding compensation or continued employment and are identical in all material respects to those contained in the employment agreement entered into by all the Company's employees upon the commencement of their employment with the Company. Mr. Dell's employment agreement provides for continued employment for successive one-year terms, subject to termination at any time at the option of Mr. Dell upon 30 days' written notice.

Under the terms of the Incentive Plan and the Company's prior stock option plans, the Compensation Committee, if it so chooses, may issue awards with provisions that accelerate vesting and exercisability in the event of a change-in-control of the Company and may amend existing awards to provide for such acceleration. To date, the Compensation Committee has not elected to include such acceleration provisions in any awards.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Miles, Mr. Hirschbiel and Mr. Jordan served as members of the Compensation Committee of the Company's Board of Directors during all of fiscal 1998, and Mr. Mandl has been serving as a member of the Compensation Committee since his election to the Board of Directors in November 1997. None of such persons is an officer or employee, or former officer or employee, of the Company or any of its subsidiaries. No interlocking relationship exists between the members of the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about the beneficial ownership of the Company's common stock (the only class of voting securities of the Company outstanding) by the persons known to the Company to be the beneficial owners of more than 5% of the outstanding common stock, by each of the Company's directors, by each Named Executive Officer and by all of the Company's directors and executive officers as a group. To the best of the Company's knowledge, each such person holds sole investment and voting power over the shares shown, except as otherwise indicated.

                                                             AMOUNT AND NATURE      PERCENTAGE
                                                               OF BENEFICIAL            OF
                      BENEFICIAL OWNER                         OWNERSHIP(A)         CLASS (B)
                      ----------------                       -----------------      ----------
Michael S. Dell.............................................    103,047,382(c)(d)      16.1%
  One Dell Way
  Round Rock, Texas 78682-2244
Alliance Capital Management L.P.............................     35,925,662(e)          5.5%
  787 Seventh Avenue
  New York, New York 10019
Donald J. Carty.............................................        235,200(c)         *
Paul O. Hirschbiel, Jr......................................        203,424(c)(f)      *
Michael H. Jordan...........................................        435,200(c)         *
Thomas W. Luce III..........................................          1,120(c)         *
Klaus S. Luft...............................................        201,600(c)         *
Claudine B. Malone..........................................        108,000(c)         *
Alex J. Mandl...............................................              0            *
Michael A. Miles............................................        399,958(c)(g)      *
Morton L. Topfer............................................        964,914(c)(h)      *
Kevin B. Rollins............................................        538,322(c)         *
Thomas J. Meredith..........................................      1,402,983(c)(i)      *
Phillip E. Kelly............................................        225,926(c)         *
Directors and executive officers as a group (24 persons)....    110,123,270(c)         17.1%

---------------

*   Less than 1%.

(a) As of March 31, 1998, unless otherwise indicated.

(b) Based on the number of shares outstanding (640,316,904) at the close of business on March 31, 1998, unless otherwise indicated.

(c) Includes the following number of shares subject to options that were exercisable at or within 60 days after March 31, 1998: Mr. Dell, 1,232,000; Mr. Carty, 235,200; Mr. Hirschbiel, 110,400; Mr. Jordan, 355,200; Mr. Luce, 1,120; Mr. Luft, 201,600; Ms. Malone, 48,000; Mr. Miles, 202,720; Mr.
    Topfer, 309,388; Mr. Rollins, 536,000; Mr. Meredith, 556,187; Mr. Kelly, 0;
    and all directors and executive officers as a group, 4,503,358. Also includes the following number of shares held for the person's account in the Company-sponsored 401(k) retirement savings plan: Mr. Dell, 24,830; Mr. Topfer, 4,190; Mr. Rollins, 458; Mr. Meredith, 9,456; Mr. Kelly, 2,958; and all directors and executive officers as a group, 66,454.

(d) Does not include 1,620,000 shares held in a trust of which Mr. Dell is the grantor, 1,520,000 shares held in a trust of which Mr. Dell's spouse is the grantor or 10,112,128 shares held by Mr. Dell's spouse.

(e) Based on a Schedule 13G filed with the Securities and Exchange Commission on February 13, 1998 and reflecting ownership of common stock, and the percentage of shares outstanding, as of December 31, 1997. The following information is taken from that filing. The Schedule 13G was filed by The Equitable Companies Incorporated ("Equitable"); AXA-UAP, which beneficially owns a majority interest in Equitable; and Alpha Assurances Vie Mutuelle, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle and AXA Courtage Assurance Mutuelle, as a group (collectively, the "Mutuelles AXA"), which beneficially own a majority interest in AXA-UAP. The reporting persons reported (1) deemed sole voting power over 18,866,442 shares, (2) deemed shared voting power over 5,684,760 shares, (3) deemed sole investment power over 35,908,752 shares and (4) deemed shared investment power over 16,910 shares. Alliance Capital Management L.P., a subsidiary of Equitable was reported as the deemed holder of sole voting power over 18,712,642 of such shares, shared voting power over 5,684,760 of such shares, sole investment power over 35,908,752 of such shares and shared investment power over 7,260 of such shares.

(f) Includes 5,760 shares held in family trusts of which Mr. Hirschbiel is the trustee.

(g) Includes 40,000 shares held by Mr. Miles' spouse and 1,238 shares held through the Company's deferred compensation plan for non-employee directors.

(h) Includes 32,368 shares held by a family limited partnership of which Mr. Topfer is the general partner.

(i)Includes 636,220 shares held by a grantor trust of which Mr. Meredith is the trustee and Mr. Meredith and members of his family are the beneficiaries.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Thomas W. Luce III, a director of the Company, is affiliated with the law firm of Hughes & Luce, L.L.P., Dallas, Texas, which provided certain legal services to the Company during fiscal 1998. The dollar amount of fees that the Company paid to that firm during fiscal 1998 did not exceed 5% of that firm's gross revenues for its last full fiscal year.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The following financial statements are filed as a part of this Report under "Item 8 -- Financial Statements and Supplementary Data" above:

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................    20
Consolidated Statement of Financial Position at February 1,
  1998 and February 2, 1997.................................    21
Consolidated Statement of Income for the three fiscal years
  ended February 1, 1998....................................    22
Consolidated Statement of Cash Flows for the three fiscal
  years ended February 1, 1998..............................    23
Consolidated Statement of Stockholders' Equity for the three
  fiscal years ended February 1, 1998.......................    24
Notes to Consolidated Financial Statements..................    25

FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as a part of this Report under "Schedule II" immediately preceding the signature page: Schedule
II -- Valuation and Qualifying Accounts for the three fiscal years ended February 1, 1998. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

EXHIBITS

The following exhibits are filed as a part of this Report, with each exhibit that consists of or includes a management contract or compensatory plan or arrangement being identified with an "*":

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          3.1            -- Certificate of Incorporation, dated October 21, 1987 and filed October 22, 1987 (incorporated by reference to
                            Exhibit 3.1 to the Company's Quarterly Report on Form
                            10-Q for the fiscal quarter ended July 30, 1995,
                            Commission File No. 0-17017)
          3.2            -- Certificate of Amendment to the Certificate of
                            Incorporation, dated May 6, 1988 and filed May 9, 1988
                            (incorporated by reference to Exhibit 3.2 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
          3.3            -- Certificate of Amendment to the Certificate of
                            Incorporation, dated June 19, 1991 and filed June 21,
                            1991 (incorporated by reference to Exhibit 3.3 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
          3.4            -- Certificate of Amendment to the Certificate of
                            Incorporation, dated June 19, 1992 and filed July 10,
                            1992 (incorporated by reference to Exhibit 3.4 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
          3.5            -- Certificate of Designation of Series A Convertible
                            Preferred Stock, dated August 24, 1993 and filed August
                            25, 1993 (incorporated by reference to Exhibit 3.5 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
          3.6            -- Certificate of Correction Filed to Correct Certain Errors
                            in the Certificate of Amendment of Certificate of
                            Incorporation Filed in the Office of the Secretary of
                            State of Delaware on May 9, 1988, and in the Certificate
                            of Amendment of Certificate of Incorporation Filed in the
                            Office of the Secretary of State of Delaware on July 10,
                            1992, dated April 27, 1994 and filed May 5, 1994
                            (incorporated by reference to Exhibit 3.6 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
          3.7            -- Certificate of Amendment to Certificate of Incorporation,
                            dated July 31, 1995 and filed August 3, 1995
                            (incorporated by reference to Exhibit 3.7 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
          3.8            -- Certificate of Designations of Series A Junior
                            Participating Preferred Stock, dated November 29, 1995
                            and filed December 4, 1995 (incorporated by reference to
                            Exhibit 3.1 to the Company's Quarterly Report on Form
                            10-Q for the fiscal quarter ended October 29, 1995,
                            Commission File No. 0-17017)
          3.9            -- Certificate of Amendment to Certificate of Incorporation,
                            dated and filed July 18, 1997 (incorporated by reference
                            to Exhibit 3 to the Company's Quarterly Report on Form
                            10-Q for the fiscal quarter ended August 3, 1997,
                            Commission File No. 0-17017)
          3.10           -- Restated Bylaws, as adopted on November 29, 1995
                            (incorporated by reference to Exhibit 3.3 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended October 29, 1995, Commission File No.
                            0-17017)

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          4.1            -- Rights Agreement, dated as of November 29, 1995
                            (incorporated by reference to Exhibit 4 to the Company's
                            Quarterly Report on Form 10-Q for the fiscal quarter
                            ended October 29, 1995, Commission File No. 0-17017)
          4.2            -- Indenture, dated as of August 15, 1993, between the
                            Company and The First National Bank of Boston regarding
                            the Company's 11% Senior Notes Due August 15, 2000
                            (incorporated by reference to Exhibit 4.1 to the
                            Company's Registration Statement on Form S-4,
                            Registration No. 33-69680)
          4.3            -- First Supplemental Indenture, dated as of August 16,
                            1996, between the Company and State Street Bank and Trust
                            Company, as successor trustee to The First National Bank
                            of Boston, regarding the Company's 11% Senior Notes Due
                            August 16, 2000 (incorporated by reference to Exhibit 4
                            to the Company's Quarterly Report on Form 10-Q for the
                            fiscal quarter ended July 28, 1996, Commission File No.
                            0-17017)
         10.1*           -- Dell Computer Corporation 1986 Incentive Stock Option
                            Plan, as amended (incorporated by reference to Exhibit 4c
                            to the Company's Registration Statement on Form S-8,
                            Registration No. 33-24621)
         10.2*           -- Dell Computer Corporation 1987 Incentive Stock Option
                            Plan, as amended (incorporated by reference to Exhibit 4d
                            to the Company's Registration Statement on Form S-8,
                            Registration No. 33-24621)
         10.3*           -- Dell Computer Corporation 1987 Non-qualified Stock Option
                            Plan, as amended, including the UK Scheme (incorporated
                            by reference to Exhibit 4e to the Company's Registration
                            Statement on Form S-8, Registration No. 33-24621)
         10.4*           -- Dell Computer Corporation 1989 Stock Option Plan, as
                            amended and restated (incorporated by reference to
                            Exhibit 10.4 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended January 31, 1993, Commission
                            File No. 0-17017)
         10.5*           -- Dell Computer Corporation 1993 Stock Option Plan
                            (incorporated by reference to Exhibit 10.36 to the
                            Company's Registration Statement on Form S-4,
                            Registration No. 33-69680)
         10.6*           -- Dell Computer Corporation Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration
                            Statement on Form S-8, Registration No. 33-54577)
         10.7*           -- First Amendment to Dell Computer Corporation Incentive
                            Plan, dated as of July 21, 1995 (incorporated by
                            reference to Exhibit 10.3 to the Company's Quarterly
                            Report on Form 10-Q for the fiscal quarter ended July 30,
                            1995, Commission File No. 0-17071)
         10.8*           -- Second Amendment to Dell Computer Corporation Incentive
                            Plan, dated as of November 29, 1995 (incorporated by
                            reference to Exhibit 10.8 to the Company's Annual Report
                            on Form 10-K for the fiscal year ended January 28, 1996,
                            Commission File No. 0-17017)
         10.9*           -- Third Amendment to Dell Computer Corporation Incentive
                            Plan, dated as of July 18, 1997 (incorporated by
                            reference to Exhibit 10 to the Company's Quarterly Report
                            on Form 10-Q for the fiscal quarter ended August 3, 1997,
                            Commission File No. 0-17017)

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.10*          -- Fourth Amendment to Dell Computer Corporation Incentive
                            Plan, dated as of September 12, 1997 (incorporated by
                            reference to Exhibit 10 to the Company's Quarterly Report
                            on Form 10-Q for the fiscal quarter ended November 2,
                            1997, Commission File No. 0-17017)
         10.11*+         -- Fifth Amendment to Dell Computer Corporation Incentive
                            Plan, dated as of November 21, 1997
         10.12*          -- Dell Computer Corporation Deferred Compensation Plan
                            (incorporated by reference to Exhibit 10.8 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended February 3, 1991, Commission File No. 0-17017)
         10.13*          -- Amendment to Deferred Compensation Plan, adopted on
                            August 25, 1995 (incorporated by reference to Exhibit
                            10.10 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended January 28, 1996, Commission File No.
                            0-17017)
         10.14*          -- Executive Incentive Bonus Plan, adopted March 1, 1995
                            (incorporated by reference to Exhibit 10.10 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 28, 1996, Commission File No. 0-17017)
         10.15*          -- Form of Indemnity Agreement between the Company and
                            certain of its officers, directors and key employees
                            (incorporated by reference to Exhibit 10.23 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 33-21823)
         10.16*          -- Agreement, dated May 12, 1988, between the Company and
                            Michael S. Dell, along with the Employment Agreement,
                            dated May 3, 1984, between Michael S. Dell and the
                            Company's predecessor (incorporated by reference to
                            Exhibit 10.25 to the Company's Registration Statement on
                            Form S-1, Registration No. 33-38991)
         10.17*          -- Employment Agreement, dated November 16, 1992, between
                            the Company and Thomas J. Meredith (incorporated by
                            reference to Exhibit 10.36 to the Company's Annual Report
                            on Form 10-K for the fiscal year ended January 31, 1993,
                            Commission File No. 0-17017)
         12+             -- Computation of Ratio of Earnings to Fixed Charges
         21+             -- Subsidiaries of the Company
         23+             -- Consent of Price Waterhouse LLP
         27+             -- Financial Data Schedule

---------------

* Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

+  Filed herewith.

REPORTS ON FORM 8-K

The Company did not file any Current Reports on Form 8-K during the fourth quarter of the fiscal year ended February 1, 1998.

                                  SCHEDULE II
                           DELL COMPUTER CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                                         BALANCE AT   CHARGED TO   WRITE-OFFS   BALANCE AT
FISCAL                                                   BEGINNING     BAD DEBT    CHARGED TO     END OF
 YEAR                             DESCRIPTION            OF PERIOD     EXPENSE     ALLOWANCE      PERIOD
------                            -----------            ----------   ----------   ----------   ----------
                                                                           (IN MILLIONS)
1998..................  Allowance for doubtful accounts     $31          $10          $13          $28
1997..................  Allowance for doubtful accounts     $29          $12          $10          $31
1996..................  Allowance for doubtful accounts     $26          $13          $10          $29

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                     DELL COMPUTER CORPORATION
Date: April 14, 1998                                                  By: /s/ MICHAEL S. DELL
                                                            --------------------------------------------
                                                                          Michael S. Dell,
                                                                     Chairman of the Board and
                                                                      Chief Executive Officer

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

                        NAME                                        TITLE                     DATE
                        ----                                        -----                     ----

                 /s/ MICHAEL S. DELL                   Chairman of the Board and Chief   April 14, 1998
-----------------------------------------------------    Executive Officer (principal
                   Michael S. Dell                       executive officer)

                 /s/ DONALD J. CARTY                   Director                          April 14, 1998
-----------------------------------------------------
                   Donald J. Carty

             /s/ PAUL O. HIRSCHBIEL, JR.               Director                          April 14, 1998
-----------------------------------------------------
               Paul O. Hirschbiel, Jr.

                /s/ MICHAEL H. JORDAN                  Director                          April 14, 1998
-----------------------------------------------------
                  Michael H. Jordan

               /s/ THOMAS W. LUCE, III                 Director                          April 14, 1998
-----------------------------------------------------
                 Thomas W. Luce, III

                  /s/ KLAUS S. LUFT                    Director                          April 14, 1998
-----------------------------------------------------
                    Klaus S. Luft

               /s/ CLAUDINE B. MALONE                  Director                          April 14, 1998
-----------------------------------------------------
                 Claudine B. Malone

                  /s/ ALEX J. MANDL                    Director                          April 14, 1998
-----------------------------------------------------
                    Alex J. Mandl

                /s/ MICHAEL A. MILES                   Director                          April 14, 1998
-----------------------------------------------------
                  Michael A. Miles

               /s/ THOMAS J. MEREDITH                  Senior Vice President and Chief   April 14, 1998
-----------------------------------------------------    Financial Officer (principal
                 Thomas J. Meredith                      financial officer)

               /s/ JAMES M. SCHNEIDER                  Vice President - Finance          April 14, 1998
-----------------------------------------------------    (principal accounting
                 James M. Schneider                      officer)

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          3.1            -- Certificate of Incorporation, dated October 21, 1987 and filed October 22, 1987 (incorporated by reference to
                            Exhibit 3.1 to the Company's Quarterly Report on Form
                            10-Q for the fiscal quarter ended July 30, 1995,
                            Commission File No. 0-17017)
          3.2            -- Certificate of Amendment to the Certificate of
                            Incorporation, dated May 6, 1988 and filed May 9, 1988
                            (incorporated by reference to Exhibit 3.2 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
          3.3            -- Certificate of Amendment to the Certificate of
                            Incorporation, dated June 19, 1991 and filed June 21,
                            1991 (incorporated by reference to Exhibit 3.3 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
          3.4            -- Certificate of Amendment to the Certificate of
                            Incorporation, dated June 19, 1992 and filed July 10,
                            1992 (incorporated by reference to Exhibit 3.4 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
          3.5            -- Certificate of Designation of Series A Convertible
                            Preferred Stock, dated August 24, 1993 and filed August
                            25, 1993 (incorporated by reference to Exhibit 3.5 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
          3.6            -- Certificate of Correction Filed to Correct Certain Errors
                            in the Certificate of Amendment of Certificate of
                            Incorporation Filed in the Office of the Secretary of
                            State of Delaware on May 9, 1988, and in the Certificate
                            of Amendment of Certificate of Incorporation Filed in the
                            Office of the Secretary of State of Delaware on July 10,
                            1992, dated April 27, 1994 and filed May 5, 1994
                            (incorporated by reference to Exhibit 3.6 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
          3.7            -- Certificate of Amendment to Certificate of Incorporation,
                            dated July 31, 1995 and filed August 3, 1995
                            (incorporated by reference to Exhibit 3.7 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
          3.8            -- Certificate of Designations of Series A Junior
                            Participating Preferred Stock, dated November 29, 1995
                            and filed December 4, 1995 (incorporated by reference to
                            Exhibit 3.1 to the Company's Quarterly Report on Form
                            10-Q for the fiscal quarter ended October 29, 1995,
                            Commission File No. 0-17017)
          3.9            -- Certificate of Amendment to Certificate of Incorporation,
                            dated and filed July 18, 1997 (incorporated by reference
                            to Exhibit 3 to the Company's Quarterly Report on Form
                            10-Q for the fiscal quarter ended August 3, 1997,
                            Commission File No. 0-17017)
          3.10           -- Restated Bylaws, as adopted on November 29, 1995
                            (incorporated by reference to Exhibit 3.3 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended October 29, 1995, Commission File No.
                            0-17017)
          4.1            -- Rights Agreement, dated as of November 29, 1995
                            (incorporated by reference to Exhibit 4 to the Company's
                            Quarterly Report on Form 10-Q for the fiscal quarter
                            ended October 29, 1995, Commission File No. 0-17017)

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          4.2            -- Indenture, dated as of August 15, 1993, between the
                            Company and The First National Bank of Boston regarding
                            the Company's 11% Senior Notes Due August 15, 2000
                            (incorporated by reference to Exhibit 4.1 to the
                            Company's Registration Statement on Form S-4,
                            Registration No. 33-69680)
          4.3            -- First Supplemental Indenture, dated as of August 16,
                            1996, between the Company and State Street Bank and Trust
                            Company, as successor trustee to The First National Bank
                            of Boston, regarding the Company's 11% Senior Notes Due
                            August 16, 2000 (incorporated by reference to Exhibit 4
                            to the Company's Quarterly Report on Form 10-Q for the
                            fiscal quarter ended July 28, 1996, Commission File No.
                            0-17017)
         10.1*           -- Dell Computer Corporation 1986 Incentive Stock Option
                            Plan, as amended (incorporated by reference to Exhibit 4c
                            to the Company's Registration Statement on Form S-8,
                            Registration No. 33-24621)
         10.2*           -- Dell Computer Corporation 1987 Incentive Stock Option
                            Plan, as amended (incorporated by reference to Exhibit 4d
                            to the Company's Registration Statement on Form S-8,
                            Registration No. 33-24621)
         10.3*           -- Dell Computer Corporation 1987 Non-qualified Stock Option
                            Plan, as amended, including the UK Scheme (incorporated
                            by reference to Exhibit 4e to the Company's Registration
                            Statement on Form S-8, Registration No. 33-24621)
         10.4*           -- Dell Computer Corporation 1989 Stock Option Plan, as
                            amended and restated (incorporated by reference to
                            Exhibit 10.4 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended January 31, 1993, Commission
                            File No. 0-17017)
         10.5*           -- Dell Computer Corporation 1993 Stock Option Plan
                            (incorporated by reference to Exhibit 10.36 to the
                            Company's Registration Statement on Form S-4,
                            Registration No. 33-69680)
         10.6*           -- Dell Computer Corporation Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration
                            Statement on Form S-8, Registration No. 33-54577)
         10.7*           -- First Amendment to Dell Computer Corporation Incentive
                            Plan, dated as of July 21, 1995 (incorporated by
                            reference to Exhibit 10.3 to the Company's Quarterly
                            Report on Form 10-Q for the fiscal quarter ended July 30,
                            1995, Commission File No. 0-17071)
         10.8*           -- Second Amendment to Dell Computer Corporation Incentive
                            Plan, dated as of November 29, 1995 (incorporated by
                            reference to Exhibit 10.8 to the Company's Annual Report
                            on Form 10-K for the fiscal year ended January 28, 1996,
                            Commission File No. 0-17017)
         10.9*           -- Third Amendment to Dell Computer Corporation Incentive
                            Plan, dated as of July 18, 1997 (incorporated by
                            reference to Exhibit 10 to the Company's Quarterly Report
                            on Form 10-Q for the fiscal quarter ended August 3, 1997,
                            Commission File No. 0-17017)
         10.10*          -- Fourth Amendment to Dell Computer Corporation Incentive
                            Plan, dated as of September 12, 1997 (incorporated by
                            reference to Exhibit 10 to the Company's Quarterly Report
                            on Form 10-Q for the fiscal quarter ended November 2,
                            1997, Commission File No. 0-17017)
         10.11*+         -- Fifth Amendment to Dell Computer Corporation Incentive
                            Plan, dated as of November 21, 1997

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.12*          -- Dell Computer Corporation Deferred Compensation Plan
                            (incorporated by reference to Exhibit 10.8 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended February 3, 1991, Commission File No. 0-17017)
         10.13*          -- Amendment to Deferred Compensation Plan, adopted on
                            August 25, 1995 (incorporated by reference to Exhibit
                            10.10 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended January 28, 1996, Commission File No.
                            0-17017)
         10.14*          -- Executive Incentive Bonus Plan, adopted March 1, 1995
                            (incorporated by reference to Exhibit 10.10 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 28, 1996, Commission File No. 0-17017)
         10.15*          -- Form of Indemnity Agreement between the Company and
                            certain of its officers, directors and key employees
                            (incorporated by reference to Exhibit 10.23 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 33-21823)
         10.16*          -- Agreement, dated May 12, 1988, between the Company and
                            Michael S. Dell, along with the Employment Agreement,
                            dated May 3, 1984, between Michael S. Dell and the
                            Company's predecessor (incorporated by reference to
                            Exhibit 10.25 to the Company's Registration Statement on
                            Form S-1, Registration No. 33-38991)
         10.17*          -- Employment Agreement, dated November 16, 1992, between
                            the Company and Thomas J. Meredith (incorporated by
                            reference to Exhibit 10.36 to the Company's Annual Report
                            on Form 10-K for the fiscal year ended January 31, 1993,
                            Commission File No. 0-17017)
         12+             -- Computation of Ratio of Earnings to Fixed Charges
         21+             -- Subsidiaries of the Company
         23+             -- Consent of Price Waterhouse LLP
         27+             -- Financial Data Schedule

---------------

* Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

+  Filed herewith.