Form 10-K/A
period 1998-02-01
DELL COMPUTER CORP
filed 1998-05-27
CIK 826083

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

                                                             CASH
                         NAME                              PAYMENTS    OPTIONS GRANTED(A)
                         ----                              --------    ------------------
Mr. Carty..............................................    $35,000(b)    48,000 shares
Mr. Hirschbiel.........................................    $34,000       48,000 shares
Mr. Jordan.............................................    $34,000(b)    48,000 shares
Mr. Luce(c)............................................    $ 5,000       49,722 shares
Mr. Luft...............................................    $35,000       48,000 shares
Ms. Malone.............................................    $34,000       48,000 shares
Mr. Mandl(d)...........................................    $40,000       61,356 shares
Mr. Miles(c)...........................................    $ 5,000       49,722 shares

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

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                        ANNUAL COMPENSATION             COMPENSATION AWARDS
                                                 ----------------------------------   -----------------------
                                                                            OTHER                    SHARES     ALL OTHER
                                                                           ANNUAL     RESTRICTED     UNDER-       OTHER
               NAME AND                 FISCAL                             COMPEN-      STOCK        LYING       COMPEN-
          PRINCIPAL POSITION             YEAR     SALARY      BONUS       SATION(A)   AWARDS(B)    OPTIONS(C)   SATION(D)
          ------------------            ------   --------   ----------    ---------   ----------   ----------   ---------
MICHAEL S. DELL.......................   1998    $788,462   $2,000,000    $  1,650    $       0    3,200,000     $65,549
  Chairman of the Board,                 1997     688,461    1,304,910      17,448            0    3,200,000      34,379
  Chief Executive Officer                1996     568,629      731,421      92,541            0      480,000      21,303
MORTON L. TOPFER......................   1998     616,346    2,000,000(e)    7,749            0      150,000      28,681
  Vice Chairman                          1997     544,276    1,031,622      17,567            0      360,000      35,576
                                         1996     490,892      631,429     112,348      640,000    2,200,000      28,856
KEVIN B. ROLLINS......................   1998     450,381    1,125,953(e)  141,206            0      400,000      34,320
  Vice Chairman                          1997     342,310      486,610     125,099            0    2,680,000       3,530
                                         1996          --           --          --           --           --          --
THOMAS J. MEREDITH....................   1998     408,288    1,020,719(e)      825            0       80,000      11,315
  Senior Vice President,                 1997     383,547      545,232      14,314            0      240,000      20,198
  Chief Financial Officer                1996     327,635      316,075      41,534      320,000      224,000      19,746
PHILLIP E. KELLY......................   1998     308,892      579,173(e)  405,538            0       60,000       7,833
  Vice President and                     1997     266,923      379,444     422,616            0      200,000      12,287
  President -- Asia Pacific              1996     223,397      166,243     288,275      731,200      400,000       9,709

---------------

(a) The amounts shown in this column include amounts paid by the Company for personal financial counseling and tax planning services and (prior to fiscal 1997) reimbursement for the related tax liability (Mr. Dell, $1,650 in fiscal 1998, $17,448 in fiscal 1997 and $92,541 in fiscal 1996; Mr. Topfer, $5,008 in fiscal 1998, $17,567 in fiscal 1997 and $34,031 in fiscal 1996; Mr. Rollins, $12,390 in fiscal 1998 and $643 in fiscal 1997; Mr. Meredith, $825 in fiscal 1998, $14,314 in fiscal 1997 and $39,485 in fiscal 1996; and Mr. Kelly, $3,350 in fiscal 1998 and $5,693 in fiscal 1997) and relocation expenses paid by the Company and reimbursement for the related tax liability (Mr. Topfer, $2,741 in fiscal 1998 and $78,317 in fiscal 1996; and Mr. Rollins, $128,816 in fiscal 1998 and $34,456 in fiscal 1997).
     For Mr. Rollins, the amount shown for fiscal 1997 also includes the amount of bonus paid on commencement of employment ($90,000). For Mr. Meredith, the amount shown for fiscal 1996 also includes imputed interest on below-market loans that have since been repaid ($2,049). For Mr. Kelly, the amounts shown also include expat allowances ($335,406 in fiscal 1998, $365,709 in fiscal 1997 and $245,948 in fiscal 1996) and reimbursement for miscellaneous goods and services ($66,782 in fiscal 1998, $51,214 in fiscal 1997 and $42,327 in fiscal 1996).

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

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                   INDIVIDUAL GRANTS
                           -----------------------------------------------------------------
                             NUMBER        PERCENTAGE OF
                           OF SHARES       TOTAL OPTIONS
                           UNDERLYING       GRANTED TO     EXERCISE                            GRANT DATE
                            OPTIONS        EMPLOYEES IN      PRICE      GRANT     EXPIRATION     PRESENT
          NAME             GRANTED(A)       FISCAL YEAR    PER SHARE     DATE        DATE       VALUE(B)
          ----             ----------      -------------   ---------   --------   ----------   -----------
Mr. Dell.................  2,000,000           9.16%       $ 18.531      3-5-97      3-5-07    $15,622,350
                           1,200,000           5.49          37.040     7-18-97     7-18-07     17,892,405
Mr. Topfer...............    309,388(c)        1.42          13.338     3-21-97     3-21-07      3,147,373
                             150,000           0.69          37.040     7-18-97     7-18-07      2,236,551
Mr. Rollins..............    100,000           0.46          37.040     7-18-97     7-18-07      1,491,034
                             300,000           1.37          40.625    12-22-97    12-22-07      5,010,008
Mr. Meredith.............    163,516(c)        0.75          13.338     3-21-97     3-21-07      1,663,432
                              80,000           0.37          37.040     7-18-97     7-18-07      1,192,827
Mr. Kelly................     45,516(c)        0.21          13.338     3-21-97     3-21-07        463,030
                              60,000           0.27          37.040     7-18-97     7-18-07        894,620

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

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                          NUMBER OF SHARES            VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                           SHARES                    OPTIONS AT FISCAL YEAR-END       AT FISCAL YEAR-END(B)
                          ACQUIRED        VALUE      ---------------------------   ---------------------------
         NAME            ON EXERCISE   REALIZED(A)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
         ----            -----------   -----------   -----------   -------------   -----------   -------------
Mr. Dell...............           0    $         0     832,000       6,048,000     $36,214,480   $200,467,820
Mr. Topfer.............   1,241,000     37,519,304           0       3,698,388               0    163,012,986
Mr. Rollins............     408,000     13,921,321     128,000       2,544,000       5,786,558    102,532,852
Mr. Meredith...........     620,000     19,910,401     472,670       1,134,990      22,126,660     49,392,046
Mr. Kelly..............      28,000        734,414     250,376         543,916      11,309,826     22,043,709

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

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

                                            DELL COMPUTER CORPORATION

Date: May 26, 1998                               /s/ JAMES M. SCHNEIDER
                                            ------------------------------------
                                                 Vice President -- Finance
                                               (Principal Accounting Officer)