Form 10-Q
period 1998-05-03
DELL COMPUTER CORP
filed 1998-06-11
CIK 826083

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


                   FOR THE QUARTERLY PERIOD ENDED MAY 3, 1998


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

     AS OF THE CLOSE OF BUSINESS ON JUNE 9, 1998, 632,956,288 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.


================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           DELL COMPUTER CORPORATION

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                          (IN MILLIONS AND UNAUDITED)

                                                                                          MAY 3,     FEBRUARY 1,
                                                                                           1998        1998
                                                                                       -----------  -----------

                                     ASSETS
Current assets:
   Cash ...........................................................................     $   444      $   320
   Marketable securities ..........................................................       1,965        1,524
   Accounts receivable, net .......................................................       1,536        1,486
   Inventories ....................................................................         254          233
   Other ..........................................................................         349          349
                                                                                        -------      -------
          Total current assets ....................................................       4,548        3,912
Property, plant and equipment, net ................................................         391          342
Other .............................................................................          15           14
                                                                                        -------      -------
          Total assets ............................................................     $ 4,954      $ 4,268
                                                                                        =======      =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...............................................................     $ 1,727      $ 1,643
   Accrued and other ..............................................................         996        1,054
                                                                                        -------      -------
          Total current liabilities ...............................................       2,723        2,697
Long-term debt ....................................................................         512           17
Deferred revenue on warranty contracts ............................................         238          225
Other .............................................................................          57           36
                                                                                        -------      -------
          Total liabilities .......................................................       3,530        2,975
                                                                                        -------      -------
Stockholders' equity:
   Preferred stock and capital in excess of $.01 par value; shares authorized: 5;
      shares issued and outstanding:  none ........................................        --           --
   Common stock and capital in excess of $.01 par value;  shares authorized: 1,000;
      shares issued and outstanding :  639 and 644, respectively ..................         890          747
   Retained earnings ..............................................................         590          607
   Other ..........................................................................         (56)         (61)
                                                                                        -------      -------

          Total stockholders' equity ..............................................       1,424        1,293
                                                                                        -------      -------
          Total liabilities and stockholders' equity ..............................     $ 4,954      $ 4,268
                                                                                        =======      =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                          (IN MILLIONS AND UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                --------------------
                                                                 MAY 3,      MAY 4,
                                                                  1998       1997
                                                                --------   -------
   Net revenue ...........................................       $3,920     $2,588
   Cost of revenue .......................................        3,047      2,030
                                                                 ------     ------
     Gross margin ........................................          873        558
                                                                 ------     ------

   Operating expenses:
     Selling, general and administrative .................          388        240
     Research, development and engineering ...............           56         41
                                                                 ------     ------

       Total operating expenses ..........................          444        281
                                                                 ------     ------
       Operating income ..................................          429        277

   Financing and other ...................................            7         10
                                                                 ------     ------
     Income before income taxes ..........................          436        287
   Provision for income taxes ............................          131         89
                                                                 ------     ------
     Net income ..........................................       $  305     $  198
                                                                 ======     ======

   Basic earnings per common share (in whole dollars).....       $ 0.48     $ 0.29
                                                                 ======     ======
   Diluted earnings per common share (in whole dollars)...       $ 0.44     $ 0.27
                                                                 ======     ======
   Weighted average shares outstanding:
     Basic ...............................................          637        675
                                                                 ======     ======
     Diluted .............................................          700        734
                                                                 ======     ======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN MILLIONS AND UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                          ----------------------
                                                                           MAY 3,       MAY 4,
                                                                            1998         1997
                                                                          ---------   ----------
 Cash flows from operating activities:
   Net income .......................................................     $   305      $   198
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization ................................          22           14
       Other ........................................................           4            6
   Changes in:
     Operating working capital ......................................          92           82
     Non-current assets and liabilities .............................          34           18
                                                                          -------      -------
       Net cash provided by operating activities ....................         457          318
                                                                          -------      -------

 Cash flows from investing activities:
   Marketable securities:
     Purchases ......................................................      (3,127)      (2,490)
     Maturities and sales ...........................................       2,686        2,422
   Capital expenditures .............................................         (71)         (32)
                                                                          -------      -------
       Net cash used in investing activities ........................        (512)        (100)
                                                                          -------      -------

 Cash flows from financing activities:
   Proceeds from issuance of long-term debt, net of issuance costs ...        494           --
   Purchase of common stock ..........................................       (334)        (199)
   Issuance of common stock under employee plans .....................         20            8
   Cash received from sale of equity options .........................         --            4
                                                                          -------      -------
       Net cash provided by (used in) financing activities ...........        180         (187)
                                                                          -------      -------

 Effect of exchange rate changes on cash .............................         (1)          (6)
                                                                          -------      -------
 Net increase in cash ...............................................         124           25
 Cash at beginning of period ........................................         320          115
                                                                          -------      -------
 Cash at end of period ..............................................     $   444      $   140
                                                                          =======      =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dell Computer Corporation (the "Company") should be read in conjunction with the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1998. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at May 3, 1998 and February 1, 1998, and the results of their operations and their cash flows for the three-month periods ended May 3, 1998 and May 4, 1997.

NOTE 2 -- INVENTORIES (IN MILLIONS)


                                                         MAY 3,       FEBRUARY 1,
                                                          1998           1998
                                                        --------      ----------
   Inventories:
      Production materials ...........................  $   208        $   189
      Work-in-process and finished goods .............       46             44
                                                        -------        -------
                                                        $   254        $   233
                                                        =======        =======


NOTE 3 -- DEBT ISSUANCE

In April 1998, the Company issued $200 million 6.55% fixed rate senior notes due April 15, 2008 (the "Senior Notes") and $300 million 7.10% fixed rate senior debentures due April 15, 2028 (the "Senior Debentures"). Interest on the Senior Notes and Senior Debentures is paid semi-annually. The Senior Notes and Senior Debentures are redeemable, in whole or in part, at the election of the Company for principal, any accrued interest and a redemption premium based on the present value of interest to be paid over the term of the debt agreements. The Senior Notes and Senior Debentures generally contain no restrictive covenants, other than a limitation on liens on the Company's assets and a limitation on sale-leaseback transactions.

Concurrent with the issuance of the Senior Notes and Senior Debentures, the Company entered into interest rate swap agreements converting the Company's interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and marketable securities portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London interbank offered rates ("LIBOR") plus .40% and .79% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, the Company's effective interest rates for the Senior Notes and Senior Debentures were 6.09% and 6.48%, respectively, for the first quarter of fiscal 1999.

The Company has designated the issuance of the Senior Notes and Senior Debentures and the related interest rate swap agreements as an integrated transaction. Accordingly, the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change.

NOTE 4 -- COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" during the quarter ended May 3, 1998. SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities held as available-for-sale investments. Comprehensive income of $306 million and $193 million for the three-month periods ended May 3, 1998 and May 4, 1997, respectively, was not materially different from reported net income.

NOTE 5 -- EARNINGS PER COMMON SHARE

Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

                                                                     THREE MONTHS ENDED
                                                                  -------------------------
                                                                    MAY 3,        MAY 4,
                                                                     1998          1997
                                                                  -----------   -----------
      Net income...............................................   $      305     $     198
                                                                  ==========     =========

      Weighted average shares outstanding - Basic .............          637           675
      Employee stock options and other ........................           63            59
                                                                  ----------     ---------
      Weighted average shares outstanding - Diluted ...........          700           734
                                                                  ==========     =========
      Earnings per common share:
         Basic ................................................   $     0.48     $    0.29
         Diluted ..............................................   $     0.44     $    0.27



NOTE 6 -- LEGAL MATTERS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three-month period ended May 3, 1998, are not necessarily indicative of the results that may be expected for the full fiscal year.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of consolidated net revenue represented by certain items in the Company's condensed consolidated statement of income.


                                                PERCENTAGE OF CONSOLIDATED NET REVENUE
                                                --------------------------------------
                                                       THREE MONTHS ENDED
                                                --------------------------------------
                                                  MAY 3,     MAY 4,    FEBRUARY 1,
                                                   1998       1997        1998
                                                ----------  ---------  ---------------
Net revenue:
  Americas ..................................      66.6%      67.4%      67.0%
  Europe ....................................      26.5       24.9       26.5
  Asia Pacific and Japan ....................       6.9        7.7        6.5
                                                  -----      -----      -----
     Consolidated net revenue ...............     100.0      100.0      100.0
Cost of revenue .............................      77.7       78.4       78.0
                                                  -----      -----      -----
     Gross margin ...........................      22.3       21.6       22.0
Operating expenses:
  Selling, general and administrative .......       9.9        9.3        9.9
  Research, development and engineering .....       1.5        1.6        1.5
                                                  -----      -----      -----
     Total operating expenses ...............      11.4       10.9       11.4
                                                  -----      -----      -----
     Operating income .......................      10.9       10.7       10.6
Financing and other .........................       0.2        0.4        0.4
                                                  -----      -----      -----
  Income before income taxes ................      11.1       11.1       11.0
Provision for income taxes ..................       3.3        3.4        3.4
                                                  -----      -----      -----
     Net income .............................       7.8%       7.7%       7.6%
                                                  =====      =====      =====

Net Revenue

Consolidated net revenue increased 52% in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998, and increased 5% over the fourth quarter of fiscal 1998.

The increase in consolidated net revenue was primarily attributable to increased units sold. Unit volumes increased 66% and 11% in the first quarter of fiscal 1999 compared to the first and fourth quarters, respectively, of fiscal 1998. Unit shipments increased across all product lines for the first quarter of fiscal 1999 compared to the first and fourth quarters of fiscal 1998. Desktop products continue to remain the primary driver of unit volumes, comprising 80% of total units shipped during the first quarter of fiscal 1999. However, the growth rate in enterprise systems (which include both servers and workstations) and notebooks exceeded the growth rate of desktop products. During the first quarter of fiscal 1999, enterprise units increased 226% compared to the first quarter of fiscal 1998, and on a sequential basis increased 17%. Notebook products increased 100% in the first quarter of fiscal 1999 compared to the same period of the prior fiscal year, and increased 18% sequentially.

The effect of the increased unit volumes on consolidated net revenue for the first quarter of fiscal 1999 compared to the first and fourth quarters of fiscal 1998 was partially offset by a decline in average revenue per unit of 9% and 6%, respectively. The decrease in average revenue per unit was attributable to price reductions as a result of component cost declines.

Net revenue increased in all geographic regions in the first quarter of fiscal 1999 as compared to the same period of fiscal 1998. Net revenue for the first quarter of 1999 compared to the first quarter of 1998 increased 50% in the Americas region, 62% in Europe and 35% in Asia-Pacific and Japan.

The sequential increase in net revenue of 5% from the fourth quarter of fiscal 1998 to the first quarter of fiscal 1999 was attributable to revenue growth across all regions where the Asia-Pacific and Japan region grew 11%, Europe grew 5% and the Americas region grew 4%.

Gross Margin

The Company's gross margin as a percentage of consolidated net revenue increased to 22.3% in the first quarter of fiscal 1999, from 21.6% for the first quarter of fiscal 1998. This increase resulted primarily from component cost declines, which were partially offset by price reductions, and a product mix shift to enterprise systems and notebook products which typically have higher gross margins. The Company's gross margin as a percentage of consolidated net revenue increased slightly from the fourth quarter of fiscal 1998.

Operating Expenses

Selling, general and administrative expenses increased as a percentage of consolidated net revenue to 9.9% for the first quarter of fiscal 1999, from 9.3% in the comparable period of the prior fiscal year, and remained sequentially flat. The increase from the first quarter of fiscal 1998 was due primarily to the Company's increased staffing worldwide and increased infrastructure expenses, including those for information systems, to support the Company's continued growth.

Research, development and engineering expenses increased in absolute dollar amounts due to increased staffing levels and product development costs required to meet the demand of product transition cycles.

Although total operating expenses may continue to increase in absolute dollar terms, the Company's goal is to manage these expenses, over time, relative to its net revenue and gross margin.

Income Taxes

The Company's effective tax rate was 30.0% for the first quarter of fiscal 1999, compared with 31.0% for the first and fourth quarters of fiscal 1998. The decrease in the Company's effective tax rate resulted from changes in the geographical distribution of its income and losses.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial statistics and information:

                                                                                  MAY 3,      FEBRUARY 1,
                                                                                   1998          1998
                                                                               ------------ --------------
                                                                                 ( DOLLARS IN MILLIONS)

         Cash and marketable securities.......................................    $  2,409      $  1,844
         Working capital......................................................    $  1,825      $  1,215
         Days of sales in accounts receivable.................................          35            36
         Days of supply in inventory..........................................           8             7
         Days in accounts payable.............................................          51            51




Operating cash flows were $457 million for the first quarter of fiscal 1999, which benefited from the Company's net income performance and continued focus on asset management.

During the first quarter of fiscal 1999, the Company repurchased 10 million shares of common stock for an average cost of $32 per share. The Company is currently authorized to repurchase up to 50 million additional shares of its common stock and anticipates that such repurchases will constitute a significant use of future cash resources. At May 3, 1998, the Company held equity option arrangements that entitle the Company to purchase 40 million additional shares of common stock for an average cost of $48 per share at various times through the third quarter of fiscal 2000.

The Company utilized $71 million in cash during the first three months of fiscal 1999 to improve and equip facilities. Capital expenditures for fiscal 1999 are expected to be approximately $360 million.

In April 1998, the Company issued $200 million in Senior Notes and $300 million in Senior Debentures. See Note 3 of Notes to Condensed Consolidated Financial Statements.

During fiscal 1998, the Company entered into a master lease facility ("Facility"), which provides for the ability to lease certain real property, buildings and equipment to be constructed or acquired. The lessor has agreed to fund up to $227 million under the Facility. At May 3, 1998, $73 million of the Facility had been utilized.

Management believes that the Company will have sufficient resources available to meet its cash requirements for the foreseeable future, including working capital requirements, planned capital expenditures and stock repurchases.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

There are numerous factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; the level of demand for personal computers; the level and intensity of competition in the personal computer industry and the pricing pressures that may result; the ability of the Company to timely and effectively manage periodic product transitions and component availability; the ability of the Company to develop new products based on new or evolving technology and the market's acceptance of those products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period; and the Company's ability to continue to improve its infrastructure (including personnel and systems) to keep pace with the growth in its overall business activities; and the Company's ability to ensure its products and information systems and those of its third party providers will be Year 2000 compliant. For a discussion of these and other factors affecting the Company's business and prospects, see "Item 1 -- Business --Factors Affecting the Company's Business and Prospects" in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concurrent with the issuance of the Senior Notes and Senior Debentures, described above, the Company entered into interest rate swap agreements converting the Company's interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and marketable securities portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month LIBOR rates plus .40% and .79% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, the Company's effective interest rates for the Senior Notes and Senior Debentures were 6.09% and 6.48%, respectively, for the first quarter of fiscal 1999. Any basis point increase or decrease in interest rates would result in an equivalent increase or decrease in the Company's effective interest rates for the Senior Notes and Senior Debentures. However, the effects of such changes would be mitigated by offsetting trends in the Company's cash and marketable securities portfolio.

For a description of the Company's other market risks, see disclosures in "Item II - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1998.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         The following exhibits are filed as part of this Report:

   EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
   -----------                     -----------------------

       4.1 Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed April 28, 1998)

       4.2 Officers' Certificate pursuant to Section 301 of the Indenture establishing the terms of the Company's 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit
                    99.3 of the Company's Current Report on Form 8-K filed April 28, 1998)

       4.3 Officers' Certificate pursuant to Section 301 of the Indenture establishing the terms of the Company's 7.10% Senior Debentures Due 2028 (incorporated by reference to
                    Exhibit 99.3 of the Company's Current Report on Form 8-K filed April 28, 1998)

       4.4 Form of the Company's 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of the Company's Current Report on Form 8-K filed April 28, 1998)

       4.5 Form of the Company's 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of the Company's Current Report on Form 8-K filed April 28, 1998)

       27           Financial Data Schedule



(b)      Reports on Form 8-K.

         On April 28, 1998, the Company filed a Current Report on Form 8-K reporting under "Item 5 - Other Events" the completion of the issuance and sale of $200 million of 10-year 6.55% Senior Notes and $300 million of 30-year 7.10% Senior Debentures. No financial statements were included in such filing.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DELL COMPUTER CORPORATION


June 11, 1998                                  /s/ James M. Schneider
                                           ------------------------------------
                                                   James M. Schneider
                                                Vice President, Finance
                                           (On behalf of the registrant and as
                                               chief accounting officer)

                                INDEX TO EXHIBITS

   EXHIBIT NO.                 DESCRIPTION OF EXHIBIT
   -----------                 ----------------------

       4.1 Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed April 28, 1998)

       4.2 Officers' Certificate pursuant to Section 301 of the Indenture establishing the terms of the Company's 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit
                    99.3 of the Company's Current Report on Form 8-K filed April 28, 1998)

       4.3 Officers' Certificate pursuant to Section 301 of the Indenture establishing the terms of the Company's 7.10% Senior Debentures Due 2028 (incorporated by reference to
                    Exhibit 99.3 of the Company's Current Report on Form 8-K filed April 28, 1998)

       4.4 Form of the Company's 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of the Company's Current Report on Form 8-K filed April 28, 1998)

       4.5 Form of the Company's 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of the Company's Current Report on Form 8-K filed April 28, 1998)

       27           Financial Data Schedule