Form 10-Q
period 1998-08-02
DELL COMPUTER CORP
filed 1998-09-11
CIK 826083

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 1998

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

                                 (512) 338-4400
                               (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of the close of business on September 8, 1998, 1,273,510,968 shares of the Registrant's common stock, par value $.01 per share, were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           DELL COMPUTER CORPORATION

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                          (IN MILLIONS AND UNAUDITED)

                                     ASSETS

                                                              AUGUST 2,   FEBRUARY 1,
                                                                1998         1998
                                                              ---------   -----------
Current assets:
  Cash......................................................   $  511       $  320
  Marketable securities.....................................    2,107        1,524
  Accounts receivable, net..................................    1,800        1,486
  Inventories...............................................      288          233
  Other.....................................................      394          349
                                                               ------       ------
          Total current assets..............................    5,100        3,912
Property, plant and equipment, net..........................      446          342
Other.......................................................       14           14
                                                               ------       ------
          Total assets......................................   $5,560       $4,268
                                                               ======       ======

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $1,928       $1,643
  Accrued and other.........................................    1,209        1,054
                                                               ------       ------
          Total current liabilities.........................    3,137        2,697
Long-term debt..............................................      512           17
Deferred revenue on warranty contracts......................      244          225
Other.......................................................       68           36
                                                               ------       ------
          Total liabilities.................................    3,961        2,975
                                                               ------       ------
Stockholders' equity:
  Preferred stock and capital in excess of $.01 par value;
     shares authorized: 5; shares issued and outstanding:
     none...................................................       --           --
  Common stock and capital in excess of $.01 par value;
     shares issued and outstanding: 1,272 and 1,287,
     respectively...........................................    1,109          747
  Retained earnings.........................................      551          607
  Other.....................................................      (61)         (61)
                                                               ------       ------
          Total stockholders' equity........................    1,599        1,293
                                                               ------       ------
          Total liabilities and stockholders' equity........   $5,560       $4,268
                                                               ======       ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                          (IN MILLIONS AND UNAUDITED)

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        ---------------------   ---------------------
                                                        AUGUST 2,   AUGUST 3,   AUGUST 2,   AUGUST 3,
                                                          1998        1997        1998        1997
                                                        ---------   ---------   ---------   ---------
Net revenue...........................................   $4,331      $2,814      $8,251      $5,402
Cost of revenue.......................................    3,346       2,190       6,393       4,220
                                                         ------      ------      ------      ------
  Gross margin........................................      985         624       1,858       1,182
                                                         ------      ------      ------      ------
Operating expenses:
  Selling, general and administrative.................      436         280         824         520
  Research, development and engineering...............       66          48         122          89
                                                         ------      ------      ------      ------
       Total operating expenses.......................      502         328         946         609
                                                         ------      ------      ------      ------
       Operating income...............................      483         296         912         573
Financing and other...................................       11          14          17          24
                                                         ------      ------      ------      ------
  Income before income taxes..........................      494         310         929         597
Provision for income taxes............................      148          96         279         185
                                                         ------      ------      ------      ------
  Net income..........................................   $  346      $  214      $  650      $  412
                                                         ======      ======      ======      ======
Basic earnings per common share (in whole dollars)....   $ 0.27      $ 0.16      $ 0.51      $ 0.31
                                                         ======      ======      ======      ======
Diluted earnings per common share (in whole
  dollars)............................................   $ 0.25      $ 0.15      $ 0.47      $ 0.28
                                                         ======      ======      ======      ======
Weighted average shares outstanding:
  Basic...............................................    1,264       1,326       1,269       1,336
                                                         ======      ======      ======      ======
  Diluted.............................................    1,392       1,458       1,396       1,480
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

                           DELL COMPUTER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN MILLIONS AND UNAUDITED)

                                                                SIX MONTHS ENDED
                                                              ---------------------
                                                              AUGUST 2,   AUGUST 3,
                                                                1998        1997
                                                              ---------   ---------
Cash flows from operating activities:
  Net income................................................   $   650     $   412
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................        47          30
     Other..................................................        10           8
  Changes in:
     Operating working capital..............................       339         129
     Non-current assets and liabilities.....................        52          28
                                                               -------     -------
       Net cash provided by operating activities............     1,098         607
                                                               -------     -------
Cash flows from investing activities:
  Marketable securities:
     Purchases..............................................    (7,493)     (5,317)
     Maturities and sales...................................     6,910       5,231
  Capital expenditures......................................      (155)        (86)
                                                               -------     -------
       Net cash used in investing activities................      (738)       (172)
                                                               -------     -------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt, net of issuance
     costs..................................................       494          --
  Purchase of common stock..................................      (733)       (417)
  Issuance of common stock under employee plans.............        79          36
  Cash received from sale of equity options.................        --          28
                                                               -------     -------
       Net cash used in financing activities................      (160)       (353)
                                                               -------     -------
Effect of exchange rate changes on cash.....................        (9)         (3)
                                                               -------     -------
Net increase in cash........................................       191          79
Cash at beginning of period.................................       320         115
                                                               -------     -------
Cash at end of period.......................................   $   511     $   194
                                                               =======     =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dell Computer Corporation (the "Company") should be read in conjunction with the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1998. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at August 2, 1998 and February 1, 1998, and the results of their operations and their cash flows for the three-month and six-month periods ended August 2, 1998 and August 3, 1997.

NOTE 2 -- COMMON STOCK

On July 17, 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock, par value $.01 per share, that the Company is authorized to issue from one billion to three billion.

On September 4, 1998, the Company effected a two-for-one common stock split by paying a 100% stock dividend to stockholders of record as of August 28, 1998. All share and per share information included in the accompanying condensed consolidated financial statements and related notes have been restated to reflect the stock split.

NOTE 3 -- INVENTORIES (IN MILLIONS)

                                                              AUGUST 2,   FEBRUARY 1,
                                                                1998         1998
                                                              ---------   -----------
Inventories:
  Production materials......................................    $226         $189
  Work-in-process and finished goods........................      62           44
                                                                ----         ----
                                                                $288         $233
                                                                ====         ====

NOTE 4 -- DEBT ISSUANCE

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

Concurrent with the issuance of the Senior Notes and Senior Debentures, the Company entered into interest rate swap agreements converting the Company's interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and marketable securities portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London interbank offered rates ("LIBOR") plus .40% and .79% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, the Company's effective interest rates for the Senior Notes and Senior Debentures were 6.09% and 6.48%, respectively, for the three-month and six-month periods ended August 2, 1998.

                           DELL COMPUTER CORPORATION

The Company has designated the issuance of the Senior Notes and Senior Debentures and the related interest rate swap agreements as an integrated transaction. Accordingly, the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change.

NOTE 5 -- COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" during the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities held as available-for-sale investments. Comprehensive income of $349 million and $206 million, respectively, for the three-month periods ended August 2, 1998 and August 3, 1997, and $655 million and $400 million, respectively, for the six-month periods ended August 2, 1998 and August 3, 1997, was not materially different from reported net income.

NOTE 6 -- EARNINGS PER COMMON SHARE

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

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        ---------------------   ---------------------
                                                        AUGUST 2,   AUGUST 3,   AUGUST 2,   AUGUST 3,
                                                          1998        1997        1998        1997
                                                        ---------   ---------   ---------   ---------
Net income............................................   $  346      $  214      $  650      $  412
                                                         ======      ======      ======      ======
Weighted average shares outstanding(a):
  Weighted average shares outstanding -- Basic........    1,264       1,326       1,269       1,336
  Employee stock options and other....................      128         132         127         144
                                                         ------      ------      ------      ------
  Weighted average shares outstanding -- Diluted......    1,392       1,458       1,396       1,480
                                                         ======      ======      ======      ======
Earnings per common share(a):
  Basic...............................................   $ 0.27      $ 0.16      $ 0.51      $ 0.31
  Diluted.............................................   $ 0.25      $ 0.15      $ 0.47      $ 0.28

---------------

(a) All share and per share information has been retroactively restated to reflect the two-for-one split of the common stock in September 1998.

NOTE 7 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is assessing the impact that the adoption of SFAS No. 133 will have on its consolidated financial statements.

                           DELL COMPUTER CORPORATION

NOTE 8 -- LEGAL MATTERS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three-month and six-month periods ended August 2, 1998, are not necessarily indicative of the results that may be expected for the full fiscal year.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of consolidated net revenue represented by certain items in the Company's condensed consolidated statement of income.

                                                           PERCENTAGE OF CONSOLIDATED NET REVENUE
                                                        ---------------------------------------------
                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        ---------------------   ---------------------
                                                        AUGUST 2,   AUGUST 3,   AUGUST 2,   AUGUST 3,
                                                          1998        1997        1998        1997
                                                        ---------   ---------   ---------   ---------
Net revenue:
  Americas............................................     68.7%       70.5%       67.7%       69.1%
  Europe..............................................     24.8        22.1        25.6        23.4
  Asia Pacific and Japan..............................      6.5         7.4         6.7         7.5
                                                          -----       -----       -----       -----
          Consolidated net revenue....................    100.0       100.0       100.0       100.0
Cost of revenue.......................................     77.3        77.8        77.5        78.1
                                                          -----       -----       -----       -----
          Gross margin................................     22.7        22.2        22.5        21.9
Operating expenses:
  Selling, general and administrative.................     10.1         9.9        10.0         9.6
  Research, development and engineering...............      1.5         1.7         1.5         1.6
                                                          -----       -----       -----       -----
          Total operating expenses....................     11.6        11.6        11.5        11.2
                                                          -----       -----       -----       -----
          Operating income............................     11.1        10.6        11.0        10.7
Financing and other...................................      0.2         0.4         0.2         0.3
                                                          -----       -----       -----       -----
          Income before income taxes..................     11.3        11.0        11.2        11.0
Provision for income taxes............................      3.3         3.4         3.3         3.4
                                                          -----       -----       -----       -----
          Net income..................................      8.0%        7.6%        7.9%        7.6%
                                                          =====       =====       =====       =====

Net Revenue

Consolidated net revenue increased 54% and 53% in the second quarter and first six months of fiscal 1999, respectively, over the comparable periods of fiscal 1998, and increased 10% over the first quarter of fiscal 1999.

The increase in consolidated net revenue was primarily attributable to increased units sold. Unit sales increased 74% and 70% in the second quarter and first six months of fiscal 1999, respectively, compared to the same periods of fiscal 1998, and increased 14% over the first quarter of fiscal 1999. Unit sales increased across all product lines for the second quarter and first six months of fiscal 1999, compared to the same periods of fiscal 1998. Desktop products continue to remain the primary component of unit sales, comprising 80% of total units sold during the second quarter and first six months of fiscal 1999. However, the unit sales growth rate in enterprise systems (which include both servers and workstations) and notebooks exceeded the unit sales growth rate of desktop products. During the second quarter and first six months of fiscal 1999, enterprise unit sales increased 202% and 213%, respectively, compared to the second quarter and first six months of fiscal 1998, and increased sequentially 20% over the first quarter of fiscal 1999. Notebook product unit sales increased 125% and 113% in the second quarter and first six months of fiscal 1999, compared to the same period of the prior fiscal year, and increased sequentially 16% over the first quarter of fiscal 1999.

The effect of the increased unit sales on consolidated net revenue for the second quarter and first six months of fiscal 1999 compared to the same periods of fiscal 1998 was partially offset by a decline in average revenue per unit sold of 11% and 10%, respectively. On a sequential basis, average revenue per unit sold declined 3% in the second quarter of fiscal 1999. The decrease in average revenue per unit sold was primarily attributable to price reductions as a result of component cost declines.

Net revenue increased in all geographic regions in the second quarter and the first six months of fiscal 1999 as compared to the same periods of fiscal 1998. Net revenue for the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998 increased 50% in the Americas, 73% in Europe and 34% in Asia-Pacific and Japan. Net revenue for the first six months of fiscal 1999 compared to the first six months of fiscal 1998 increased 50% in the Americas, 67% in Europe and 35% in Asia-Pacific and Japan.

The increase in consolidated net revenue of 10% from the first quarter to the second quarter of fiscal 1999 was attributable to revenue growth across all geographic regions; the Americas grew 14%, Asia-Pacific and Japan 5% and Europe 3%.

Gross Margin

The Company's gross margin as a percentage of consolidated net revenue increased to 22.7% and 22.5% in the second quarter and first six months of fiscal 1999, respectively, compared to 22.2% and 21.9% in the corresponding periods of the prior fiscal year. The Company's gross margin as a percentage of consolidated net revenue increased modestly from the first quarter to the second quarter of fiscal 1999. The increase in each period resulted primarily from component cost declines, which were mostly passed through to our customers, resulting in the aforementioned declines in average revenue per unit sold.

Operating Expenses

Selling, general and administrative expenses as a percentage of consolidated net revenue increased to 10.1% and 10.0% for the second quarter and first six months of fiscal 1999, respectively, from 9.9% and 9.6% in the comparable periods of the prior fiscal year. The Company's selling, general and administrative expenses as a percentage of consolidated net revenue increased to 10.1% from 9.9% from the first quarter to the second quarter of fiscal 1999. The increases were due primarily to the Company's increased staffing worldwide and increased infrastructure expenses, including those for information systems, to support the Company's continued growth.

Research, development and engineering expenses increased in absolute dollar amounts due to increased staffing levels and product development costs.

Although total operating expenses may continue to increase in absolute dollar terms, the Company's goal is to manage these expenses, over time, relative to its net revenue and gross margins.

Income Taxes

The Company's effective tax rate was 30.0% for the second quarter and first six months of fiscal 1999, compared with 31.0% for the second quarter and first six months of fiscal 1998. The decrease in the Company's effective tax rate resulted from changes in the geographical distribution of its income and losses.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial statistics and information:

                                                              AUGUST 2,   FEBRUARY 1,
                                                                1998         1998
                                                              ---------   -----------
                                                               (DOLLARS IN MILLIONS)
Cash and marketable securities..............................   $2,618       $1,844
Working capital.............................................   $1,963       $1,215
Days of sales in accounts receivable........................       37           36
Days of supply in inventory.................................        8            7
Days in accounts payable....................................       52           51

Cash flow from operating activities was $1.1 billion for the first six months of fiscal 1999, which resulted primarily from the Company's net income and increase in operating working capital.

During the second quarter of fiscal 1999, the Company repurchased 22 million shares of common stock at an average cost of $18 per share. The Company is currently authorized to repurchase up to 100 million additional shares of its common stock and anticipates that such repurchases will constitute a significant use of future cash resources. At August 2, 1998, the Company had equity option arrangements that entitle it to purchase 58 million additional shares of common stock at an average cost of $26 per share at various times through the third quarter of fiscal 2000. The above share and per share information has been restated to reflect the Company's two-for-one stock split effected on September 4, 1998.

The Company utilized $155 million in cash during the first six months of fiscal 1999 to improve and equip facilities. Cash flows for capital expenditures for fiscal 1999 are expected to be approximately $360 million.

During fiscal 1998, the Company entered into a master lease facility providing funds up to $227 million. Subsequent to the second quarter of fiscal 1999, the Company entered into an additional master lease facility providing funds up to $593 million. Both agreements provide for the ability to lease certain real property, buildings and equipment to be constructed or acquired. Currently, $85 million of these facilities has been utilized.

In April 1998, the Company issued $200 million in Senior Notes and $300 million in Senior Debentures. See Note 4 of Notes to Condensed Consolidated Financial Statements.

Management believes that the Company will have sufficient resources available to meet its cash requirements for the foreseeable future, including working capital requirements, planned capital expenditures and stock repurchases.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

There are numerous factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; the level of demand for personal computers; the level and intensity of competition in the personal computer industry and the pricing pressures that may result; the ability of the Company to timely and effectively manage periodic product transitions and component availability; the ability of the Company to develop new products based on new or evolving technology and the market's acceptance of those products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period; and the Company's ability to continue to improve its infrastructure (including personnel and systems) to keep pace with the growth in its overall business activities; and the Company's ability to ensure its products and information systems and those of its third party providers will be Year 2000 capable. For a discussion of these and other factors affecting the Company's business and prospects, see "Item 1 -- Business -- Factors Affecting the Company's Business and Prospects" in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1998.

For a description of the Company's ongoing program and efforts to address the Year 2000 issue with respect to its products, its internal systems and the internal systems and processes of its significant vendors and suppliers, see "Item 1 -- Business -- Factors Affecting the Company's Business and
Prospects -- Year 2000 Compliance" in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1998.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." See Note 7 of Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concurrent with the issuance of the Senior Notes and Senior Debentures, described above, the Company entered into interest rate swap agreements converting the Company's interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and marketable securities portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month LIBOR rates plus .40% and .79% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, the Company's effective interest rates for the Senior Notes and Senior Debentures were 6.09% and 6.48%, respectively, for the three-month and six-month periods ended August 2, 1998. Any basis point increase or decrease in interest rates would result in an equivalent increase or decrease in the Company's effective interest rates for the Senior Notes and Senior Debentures. However, the effects of such changes would be mitigated by offsetting trends in the Company's cash and marketable securities portfolio.

For a description of the Company's other market risks, see disclosures in "Item II -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1998.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES

On July 17, 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock, par value $.01 per share, that the Company is authorized to issue from one billion to three billion. The amendment was filed with the Delaware Secretary of State, and became effective, on August 12, 1998.

On September 4, 1998, approximately 634 million authorized shares of common stock were issued to complete a two-for-one stock split that had been declared by the Company's Board of Directors on August 18, 1998. The record date for the stock split was August 28, 1998. The remaining authorized but unissued and unreserved shares are available for issuance from time to time for any proper purpose approved by the Company's Board of Directors (including issuances in connection with future stock splits or dividends and issuances to raise capital or effect acquisitions). There are currently no arrangements, agreements or understandings for the issuance or use of the additional shares of authorized common stock (other than issuances permitted or required under the Company's stock-based employee benefit plans or awards made pursuant to those plans). The Board of Directors does not presently intend to seek further stockholder approval of any particular issuance of shares unless such approval is required by law or the rules of The Nasdaq Stock Market.

Stockholders do not have any preemptive or similar rights to subscribe for or purchase any additional shares of common stock that may be issued in the future, and therefore, future issuances of common stock may, depending on the circumstances, have a dilutive effect on the earnings per share, voting power and other interests of the existing stockholders.

The increase in the number of authorized shares of common stock could have an anti-takeover effect, although that was not its purpose. For example, if the Company were the subject of a hostile takeover attempt, it could try to impede the takeover by issuing shares of common stock, thereby diluting the voting power of the other outstanding shares and increasing the potential cost of the takeover. The availability of this defensive strategy to the Company could discourage unsolicited takeover attempts, thereby limiting the opportunity for the Company's stockholders to realize a higher price for their shares than is generally available in the public markets. The Company is not aware of any attempt, or contemplated attempt, to acquire control of the Company, and the increase in the number of authorized shares of common stock was not proposed with the intent that it be utilized as a type of anti-takeover device.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company's stockholders was held on July 17, 1998. At that meeting, three proposals were submitted to a vote of the Company's stockholders. Proposal 1 was a proposal to elect three Class I directors (with Donald J. Carty, Thomas W. Luce III and Paul O. Hirschbiel, Jr. being the nominees) and one Class III director (with Alex J. Mandl being the nominee). Proposal 2 was a proposal to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from one billion to three billion. Proposal 3 was a proposal to approve and adopt a new Executive Incentive Bonus Plan (the "Plan") to govern the award and payment of cash bonuses to certain of the Company's executive officers so that payments thereunder will be deductible by the Company for federal income tax purposes.

At the close of business on the record date for the meeting (which was May 29, 1998), there were 637,493,317 shares of common stock outstanding and entitled to be voted at the meeting. Holders of 544,553,230 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy. The following table sets forth the results of the voting on each of the proposals (including, in the case of Proposal 1, the results of the voting with respect to each nominee):

                                                                NUMBER OF VOTES
                                                ------------------------------------------------
                                                                                         BROKER
                   PROPOSAL                         FOR         AGAINST      ABSTAIN    NON-VOTE
                   --------                     -----------   -----------   ---------   --------
Proposal 1 -- Election of directors:
  Donald J. Carty.............................  539,801,391     4,751,839          --     --
  Thomas W. Luce III..........................  536,977,326     7,575,904          --     --
  Paul O. Hirschbiel, Jr......................  540,367,480     4,185,750          --     --
  Alex J. Mandl...............................  535,812,378     8,740,852          --     --
Proposal 2 -- Approval of amendment to
  Certificate of Incorporation................  400,708,678   142,066,106     778,436     --
Proposal 3 -- Approval of Executive Incentive
  Bonus Plan..................................  522,681,484    20,007,038   1,864,708     --

Consequently, all proposals were passed by the stockholders.

For additional discussion concerning Proposal 2 (Amendment to Certificate of Incorporation), see "Item 2 -- Changes in Securities" above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following exhibits are filed as part of this Report:

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
            4            -- Certificate of Amendment to Certificate of Incorporation,
                            dated and filed on August 12, 1998
           27            -- Financial Data Schedule

(b) Reports on Form 8-K.

None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DELL COMPUTER CORPORATION

September 11, 1998                               /s/ JAMES M. SCHNEIDER

                                            ------------------------------------
                                                     James M. Schneider
                                               Senior Vice President, Finance
                                            (On behalf of the registrant and as
                                                 chief accounting officer)

                               INDEX TO EXHIBITS

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
            4            -- Certificate of Amendment to Certificate of Incorporation,
                            dated and filed on August 12, 1998
           27            -- Financial Data Schedule