Form 10-Q
period 1998-11-01
DELL COMPUTER CORP
filed 1998-12-14
CIK 826083

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 1998

                             ---------------------

                        COMMISSION FILE NUMBER: 0-17017

                             ---------------------

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

                             ---------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES [X]       No [ ]

     AS OF THE CLOSE OF BUSINESS ON DECEMBER 10, 1998, 1,272,252,873 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           DELL COMPUTER CORPORATION

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                          (IN MILLIONS AND UNAUDITED)

                                     ASSETS

                                                              NOVEMBER 1,   FEBRUARY 1,
                                                                 1998          1998
                                                              -----------   -----------
Current assets:
  Cash......................................................    $  519        $  320
  Marketable securities.....................................     2,278         1,524
  Accounts receivable, net..................................     2,157         1,486
  Inventories...............................................       281           233
  Other.....................................................       680           349
                                                                ------        ------
          Total current assets..............................     5,915         3,912
Property, plant and equipment, net..........................       511           342
Other.......................................................        16            14
                                                                ------        ------
          Total assets......................................    $6,442        $4,268
                                                                ======        ======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $2,313        $1,643
  Accrued and other.........................................     1,345         1,054
                                                                ------        ------
          Total current liabilities.........................     3,658         2,697
Long-term debt..............................................       512            17
Deferred revenue on warranty contracts......................       247           225
Other.......................................................        78            36
                                                                ------        ------
          Total liabilities.................................     4,495         2,975
                                                                ------        ------
Stockholders' equity:
  Preferred stock and capital in excess of $.01 par value;
     shares authorized: 5; shares issued and outstanding:
     none...................................................        --            --
  Common stock and capital in excess of $.01 par value;
     shares issued and outstanding: 1,271 and 1,287,
     respectively...........................................     1,462           747
Retained earnings...........................................       557           607
Other.......................................................       (72)          (61)
                                                                ------        ------
          Total stockholders' equity........................     1,947         1,293
                                                                ------        ------
          Total liabilities and stockholders' equity........    $6,442        $4,268
                                                                ======        ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                          (IN MILLIONS AND UNAUDITED)

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     -------------------------   -------------------------
                                                     NOVEMBER 1,   NOVEMBER 2,   NOVEMBER 1,   NOVEMBER 2,
                                                        1998          1997          1998          1997
                                                     -----------   -----------   -----------   -----------
Net revenue........................................    $4,818        $3,188        $13,070       $8,590
Cost of revenue....................................     3,732         2,471         10,125        6,691
                                                       ------        ------        -------       ------
  Gross margin.....................................     1,086           717          2,945        1,899
                                                       ------        ------        -------       ------
Operating expenses:
  Selling, general and administrative..............       471           312          1,296          832
  Research, development and engineering............        76            59            198          148
                                                       ------        ------        -------       ------
     Total operating expenses......................       547           371          1,494          980
                                                       ------        ------        -------       ------
     Operating income..............................       539           346          1,451          919
Financing and other................................         9            13             26           36
                                                       ------        ------        -------       ------
  Income before income taxes.......................       548           359          1,477          955
Provision for income taxes.........................       164           111            442          296
                                                       ------        ------        -------       ------
  Net income.......................................    $  384        $  248        $ 1,035       $  659
                                                       ======        ======        =======       ======
Basic earnings per common share (in whole
  dollars).........................................    $ 0.30        $ 0.19        $  0.82       $ 0.50
                                                       ======        ======        =======       ======
Diluted earnings per common share (in whole
  dollars).........................................    $ 0.28        $ 0.17        $  0.74       $ 0.45
                                                       ======        ======        =======       ======
Weighted average shares outstanding:
     Basic.........................................     1,264         1,307          1,268        1,325
                                                       ======        ======        =======       ======
     Diluted.......................................     1,381         1,442          1,396        1,474
                                                       ======        ======        =======       ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN MILLIONS AND UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                              -------------------------
                                                              NOVEMBER 1,   NOVEMBER 2,
                                                                 1998          1997
                                                              -----------   -----------
Cash flows from operating activities:
  Net income................................................   $  1,035       $   659
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization........................         72            48
       Other................................................         (5)           17
  Changes in:
     Operating working capital..............................        520           245
     Non-current assets and liabilities.....................         62            33
                                                               --------       -------
       Net cash provided by operating activities............      1,684         1,002
                                                               --------       -------
Cash flows from investing activities:
  Marketable securities:
     Purchases..............................................    (11,293)       (8,649)
     Maturities and sales...................................     10,565         8,492
  Capital expenditures......................................       (238)         (121)
                                                               --------       -------
       Net cash used in investing activities................       (966)         (278)
                                                               --------       -------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt, net of issuance
     costs..................................................        494            --
  Purchase of common stock..................................     (1,128)         (710)
  Issuance of common stock under employee plans.............        130            58
  Cash received from sale of equity options.................         --            38
                                                               --------       -------
       Net cash used in financing activities................       (504)         (614)
                                                               --------       -------
Effect of exchange rate changes on cash.....................        (15)           (3)
                                                               --------       -------
Net increase in cash........................................        199           107
Cash at beginning of period.................................        320           115
                                                               --------       -------
Cash at end of period.......................................   $    519       $   222
                                                               ========       =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dell Computer Corporation (the "Company") should be read in conjunction with the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1998. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at November 1, 1998 and February 1, 1998, and the results of their operations and their cash flows for the three-month and nine-month periods ended November 1, 1998 and November 2, 1997.

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

NOTE 3 -- INVENTORIES

                                                              NOVEMBER 1,   FEBRUARY 1,
                                                                 1998          1998
                                                              -----------   -----------
                                                                (DOLLARS IN MILLIONS)
Inventories:
  Production materials......................................     $243          $189
  Work-in-process and finished goods........................       38            44
                                                                 ----          ----
                                                                 $281          $233
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

Concurrent with the issuance of the Senior Notes and Senior Debentures, the Company entered into interest rate swap agreements converting the Company's interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and marketable securities portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London interbank offered rates ("LIBOR") plus .40% and .79% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, the Company's effective interest rates for the Senior Notes and Senior Debentures were 6.09% and 6.48%, respectively, for the three-month and nine-month periods ended November 1, 1998.

                           DELL COMPUTER CORPORATION

The Company has designated the issuance of the Senior Notes and Senior Debentures and the related interest rate swap agreements as an integrated transaction. Accordingly, the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change.

NOTE 5 -- COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" during the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities held as available-for-sale investments. Comprehensive income of $374 million and $234 million, respectively, for the three-month periods ended November 1, 1998 and November 2, 1997, and $1,029 million and $634 million, respectively, for the nine-month periods ended November 1, 1998 and November 2, 1997, was not materially different from reported net income.

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

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                -------------------------   -------------------------
                                                NOVEMBER 1,   NOVEMBER 2,   NOVEMBER 1,   NOVEMBER 2,
                                                   1998          1997          1998          1997
                                                -----------   -----------   -----------   -----------
Net income....................................    $  384        $  248        $1,035        $  659
                                                  ======        ======        ======        ======
Weighted average shares outstanding(a):
  Weighted average shares
     outstanding -- Basic.....................     1,264         1,307         1,268         1,325
  Employee stock options and other............       117           135           128           149
                                                  ------        ------        ------        ------
  Weighted average shares
     outstanding -- Diluted...................     1,381         1,442         1,396         1,474
                                                  ======        ======        ======        ======
Earnings per common share(a):
  Basic.......................................    $ 0.30        $ 0.19        $ 0.82        $ 0.50
  Diluted.....................................    $ 0.28        $ 0.17        $ 0.74        $ 0.45

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three-month and nine-month periods ended November 1, 1998, are not necessarily indicative of the results that may be expected for the full fiscal year.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of consolidated net revenue represented by certain items in the Company's condensed consolidated statement of income.

                                                       PERCENTAGE OF CONSOLIDATED NET REVENUE
                                                -----------------------------------------------------
                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                -------------------------   -------------------------
                                                NOVEMBER 1,   NOVEMBER 2,   NOVEMBER 1,   NOVEMBER 2,
                                                   1998          1997          1998          1997
                                                -----------   -----------   -----------   -----------
Net revenue:
  Americas....................................      69.7%         72.0%         68.5%         70.1%
  Europe......................................      24.4          22.0          25.2          22.9
  Asia Pacific and Japan......................       5.9           6.0           6.3           7.0
                                                   -----         -----         -----         -----
     Consolidated net revenue.................     100.0         100.0         100.0         100.0
Cost of revenue...............................      77.5          77.5          77.5          77.9
                                                   -----         -----         -----         -----
     Gross margin.............................      22.5          22.5          22.5          22.1
Operating expenses:
  Selling, general and administrative.........       9.8           9.8           9.9           9.7
  Research, development and engineering.......       1.6           1.8           1.5           1.7
                                                   -----         -----         -----         -----
     Total operating expenses.................      11.4          11.6          11.4          11.4
                                                   -----         -----         -----         -----
     Operating income.........................      11.2          10.9          11.0          10.7
Financing and other...........................       0.2           0.4           0.2           0.4
                                                   -----         -----         -----         -----
  Income before income taxes..................      11.4          11.3          11.2          11.1
Provision for income taxes....................       3.4           3.5           3.3           3.4
                                                   -----         -----         -----         -----
  Net income..................................       8.0%          7.8%          7.9%          7.7%
                                                   =====         =====         =====         =====

Net Revenue

Consolidated net revenue increased 51% and 52% in the third quarter and first nine months of fiscal 1999, respectively, over the comparable periods of fiscal 1998, and increased 11% over the second quarter of fiscal 1999.

The increase in consolidated net revenue was primarily attributable to increased units sold. Unit sales increased 66% and 68% in the third quarter and first nine months of fiscal 1999, respectively, compared to the same periods of fiscal 1998, and increased 12% over the second quarter of fiscal 1999. Unit sales increased across all product lines for the third quarter and first nine months of fiscal 1999, compared to the same periods of fiscal 1998. Desktop products continue to be the primary component of unit sales, comprising 79% of total units sold during the third quarter and first nine months of fiscal 1999. However, the unit sales growth rate in enterprise systems (which includes servers, storage and workstations) and notebooks exceeded the unit sales growth rate of desktop products. During the third quarter and first nine months of fiscal 1999, enterprise unit sales increased 112% and 165%, respectively, compared to the third quarter and first nine months of fiscal 1998, and increased sequentially 13% over the second quarter of fiscal 1999. Notebook unit sales increased 141% and 123% in the third quarter and first nine months of fiscal 1999, compared to the same period of the prior fiscal year, and increased sequentially 16% over the second quarter of fiscal 1999.

The effect of the increased unit sales on consolidated net revenue for the third quarter and first nine months of fiscal 1999 compared to the same periods of fiscal 1998 was partially offset by a decline in average revenue per unit sold of 9% and 10%, respectively. The decrease in average revenue per unit sold was primarily attributable to price reductions as a result of component cost declines. On a sequential basis, average revenue per unit sold remained relatively flat in the third quarter of fiscal 1999.

Net revenue increased in all geographic regions in the third quarter and the first nine months of fiscal 1999 as compared to the same periods of fiscal 1998. Net revenue for the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998 increased 46% in the Americas, 68% in Europe and 49% in Asia-Pacific and Japan. Net revenue for the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998 increased 48% in the Americas, 67% in Europe and 39% in Asia-Pacific and Japan.

The increase in consolidated net revenue of 11% from the second quarter to the third quarter of fiscal 1999 was primarily attributable to revenue growth in the Americas of 13%, while Europe and Asia-Pacific and Japan also experienced sequential growth of 9% and 1%, respectively.

Gross Margin

The Company's gross margin as a percentage of consolidated net revenue remained flat at 22.5% in the third quarter of fiscal 1999, compared to the same period of fiscal 1998, and increased to 22.5% in the first nine months of fiscal 1999 from 22.1% in the comparable period of the prior fiscal year. The increase resulted primarily from component cost declines, which were generally passed through to customers, resulting in the aforementioned declines in average revenue per unit sold. The Company's gross margin as a percentage of consolidated net revenue decreased from the second quarter to the third quarter of fiscal 1999.

Operating Expenses

Selling, general and administrative expenses as a percentage of consolidated net revenue remained flat at 9.8% in the third quarter of fiscal 1999, compared to the same period of fiscal 1998, and increased to 9.9% in the first nine months of fiscal 1999 from 9.7% in the comparable period of the prior fiscal year. Selling, general and administrative expenses increased in absolute dollar amounts due primarily to the Company's increased staffing worldwide and increased infrastructure expenses, including those for information systems, to support the Company's continued growth. The Company's selling, general and administrative expenses as a percentage of consolidated net revenue decreased from the second quarter to the third quarter of fiscal 1999.

Research, development and engineering expenses increased in absolute dollar amounts due to increased staffing levels and product development costs.

Although total operating expenses may continue to increase in absolute dollar terms, the Company's goal is to manage these expenses, over time, relative to its consolidated net revenue and gross margins.

Income Taxes

The Company's effective tax rate was 30% for the third quarter and first nine months of fiscal 1999, compared with 31% for the third quarter and first nine months of fiscal 1998. The decrease in the Company's effective tax rate resulted from changes in the geographical distribution of its income and losses.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial statistics and information:

                                                              NOVEMBER 1,   FEBRUARY 1,
                                                                 1998          1998
                                                              -----------   -----------
                                                                (DOLLARS IN MILLIONS)
Cash and marketable securities..............................    $2,797        $1,844
Working capital.............................................    $2,257        $1,215
Days of sales in accounts receivable........................        40            36
Days of supply in inventory.................................         7             7
Days in accounts payable....................................        56            51

Cash flow from operating activities was $1.7 billion for the first nine months of fiscal 1999, which resulted primarily from the Company's net income and increase in operating working capital.

During the third quarter of fiscal 1999, the Company repurchased 18 million shares of common stock at an average cost of $22 per share. The Company is currently authorized to repurchase up to 100 million additional shares of its available common stock and anticipates that such repurchases will constitute a significant use of future cash resources. At November 1, 1998, the Company had equity option arrangements that entitle it to purchase 40 million additional shares of common stock at an average cost of $28 per share at various times through the third quarter of fiscal 2000. The above share and per share information has been restated to reflect the Company's two-for-one stock split effected on September 4, 1998.

The Company utilized $238 million in cash during the first nine months of fiscal 1999 to improve and equip facilities. Cash flows for capital expenditures for fiscal 1999 are expected to be approximately $340 million.

During fiscal 1998, the Company entered into a master lease facility providing the capacity to fund up to $227 million. During the third quarter of fiscal 1999, the Company entered into an additional master lease facility providing the capacity to fund up to $593 million. Both agreements provide for the ability to lease certain real property, buildings and equipment to be constructed or acquired. At November 1, 1998, $127 million has been utilized.

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

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

There are numerous factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; the level of demand for personal computers; the level and intensity of competition in the computer industry and the pricing pressures that may result; the ability of the Company to timely and effectively manage periodic product transitions and component availability; the ability of the Company to develop new products based on new or evolving technology and the market's acceptance of those products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period; the Company's ability to continue to improve its infrastructure (including personnel and systems) to keep pace with the growth in its overall business activities; and the Company's ability to ensure its products and internal systems and devices will be Year 2000 compliant and to assess the Year 2000 readiness and risk to the Company of its third party providers, and implement effective contingency plans where needed. For a discussion of these and other factors affecting the Company's business and prospects, see "Item 1 -- Business -- Factors Affecting the Company's Business and Prospects" in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1998.

YEAR 2000 COMPLIANCE

Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information referencing the year 2000. This is commonly referred to as the "Year 2000 issue." The Company is addressing this issue on several different fronts. First, all Dell-branded hardware products shipped since January 1, 1997 are Year 2000 certified; and the Company has provided BIOS upgrades and software utilities to bring earlier Dell-branded hardware products to a level of Year 2000 compliance. The Company has assigned a team to monitor product Year 2000 compliance and has created a website at www.dell.com/year2000 containing additional information about the Year 2000 issue and the Company's Year 2000 program. Second, the Company requires Year 2000 compliance for all hardware and software products through its purchasing process. Third, the Company has assigned a team to assess the Year 2000 readiness and risk to the Company of its critical vendors and suppliers, and is in the early phase of developing contingency plans to address potential unanticipated interruptions or down time. Finally, the Company has a team assigned to coordinate the Year 2000 program for its internal systems and devices. At present, Year 2000 compliance of the Company's internal systems and devices is scheduled to be substantially complete by the end of 1998, with continued testing of compliance throughout 1999.

The total costs related to the Company's Year 2000 program are not estimated to be material to its financial position or results of operations, and are charged to expense as incurred. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 program and is subject to change as it progresses. Based on current information and assessment, the Company does not believe that the Year 2000 issue discussed above related to products sold to customers or internal systems will be material to its financial position or results of operations or that its business will be adversely affected in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or one or more critical vendors or suppliers fail due to Year 2000 issues, the Company's business and its results of operations could be adversely affected.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." See Note 7 of Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concurrent with the issuance of the Senior Notes and Senior Debentures, described above, the Company entered into interest rate swap agreements converting the Company's interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and marketable securities portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month LIBOR rates plus .40% and .79% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, the Company's effective interest rates for the Senior Notes and Senior Debentures were 6.09% and 6.48%, respectively, for the three-month and nine-month periods ended November 1, 1998. Any basis point increase or decrease in interest rates would result in an equivalent increase or decrease in the Company's effective interest rates for the Senior Notes and Senior Debentures. However, the effects of such changes would be mitigated by offsetting trends in the Company's cash and marketable securities portfolio.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     The following exhibits are filed as part of this Report:

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
           99            -- Amended and Restated Dell Computer Corporation 1998
                            Broad-Based Stock Option Plan, Effective October 30, 1998
           27            -- Financial Data Schedule

(b) Reports on Form 8-K.

     None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DELL COMPUTER CORPORATION

December 14, 1998
                                                   /s/ JAMES M. SCHNEIDER

                                            ------------------------------------
                                                     James M. Schneider
                                               Senior Vice President, Finance
                                            (On behalf of the registrant and as
                                            chief accounting officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          99             -- Amended and Restated Dell Computer Corporation 1998
                            Broad-Based Stock Option Plan, Effective October 30, 1998
          27             -- Financial Data Schedule