Form 10-K
period 1999-01-29
DELL COMPUTER CORP
filed 1999-04-27
CIK 826083

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 1999

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

AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY
  NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 31, 1999.....  $88,625,556,895
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 31,
  1999......................................................    2,536,184,711

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 1999, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

STATEMENTS IN THIS REPORT THAT RELATE TO FUTURE RESULTS AND EVENTS ARE BASED ON THE COMPANY'S CURRENT EXPECTATIONS. ACTUAL RESULTS IN FUTURE PERIODS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY EXPECTED OR DESIRED BECAUSE OF A NUMBER OF RISKS AND UNCERTAINTIES. FOR A DISCUSSION OF FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS, SEE "ITEM 1 -- FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS."

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

Dell Computer Corporation (the "Company") is the world's largest direct computer systems company, with revenue of $18.2 billion for the fiscal year ended January 29, 1999. The Company was founded in 1984 by Michael Dell on a simple concept:
By selling computer systems directly to customers, the Company could most efficiently understand and satisfy the computing needs of customers. The Company offers its customers a full range of computer systems, including desktop computer systems, notebook computers, workstations and network server and storage products, as well as an extended selection of peripheral hardware and computing software. The Company's "direct model" offers in-person relationships with corporate and institutional customers, as well as telephone and Internet purchasing; build-to-order computer systems; telephone and on-line technical support and next-day, on-site product service. The Company sells its products and services to large corporate, government, medical and education customers, small-to-medium businesses and individuals.

The Company is a Delaware corporation that was incorporated in October 1987, succeeding to the business of a predecessor Texas corporation that was originally incorporated in May 1984. Based in Round Rock, Texas, the Company conducts operations worldwide through wholly owned subsidiaries. See "Item
1 -- Business -- Geographic Areas of Operations." Unless otherwise specified, references herein to the "Company" are references to the Company and its consolidated subsidiaries. The Company operates in one principal industry segment.

The Company's common stock, par value $.01 per share, is listed on The Nasdaq National Market under the symbol "DELL." See "Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters -- Market Information."

BUSINESS STRATEGY

The Company's business strategy is based on its direct business model. The Company's business model seeks to deliver a superior customer experience through direct, comprehensive customer relationships, cooperative research and development with technology partners, computer systems custom-built to customer specifications and service and support programs tailored to customer needs. The Company believes that the direct model provides it with several distinct competitive advantages. The direct model eliminates the need to support an extensive network of wholesale and retail dealers, thereby avoiding dealer mark-ups; avoids the higher inventory costs associated with the wholesale/retail channel and the competition for retail shelf space; and reduces the high risk of obsolescence associated with products in a rapidly changing technological market. In addition, the direct model allows the Company to maintain, monitor and update a customer database that can be used to shape future product offerings and post-sale service and support programs. This direct approach, combined with the Company's efficient procurement, manufacturing and distribution processes, allows the Company to bring relevant technology to its customers faster and more competitively priced than many of its competitors.

Comprehensive Customer Relationships

The Company develops and utilizes direct customer relationships to understand end-users' needs and to deliver high quality computer products and services tailored to meet those needs. For large corporate and institutional customers, the Company works with the customer prior to the sale to plan a strategy to meet that customer's current and future technology needs. After the sale, the Company continues the direct relationship by establishing account teams, consisting of sales, customer service and technical personnel, dedicated to the Company's large corporate and institutional customers. The Company also establishes direct relationships with small-to-medium businesses and individuals, through account representatives, telephone sales representatives or Internet contact. These direct customer relationships provide the Company with a constant flow of information about its customer's plans and requirements and enable the Company to weigh its customer's needs against emerging technologies.

Cooperative Research and Development

The Company has successfully developed cooperative, working relationships with many of the world's most advanced technology companies. Working with these companies, the Company's engineers manage quality, integrate technologies and design and manage system architecture. This cooperative approach allows the Company to determine the best method and timing for delivering new technologies to the market. The Company's goal is to quickly and efficiently deliver the latest relevant technology to its customers.

Custom-Built Computers

The direct model is based on the principal that delivering custom-built computers is the best business model for providing solutions that are truly relevant to end-user needs. This concept, together with the Company's flexible, build-to-order manufacturing process, enables the Company to achieve faster inventory turnover and reduced inventory levels and allows the Company to rapidly incorporate new technologies and components into its product offerings.

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

The Internet

The Company is committed to refining and extending the advantages of its direct model approach by moving even greater volumes of product sales, service and support to the Internet. The Internet, perhaps the purest and most efficient form of the direct model, provides greater convenience and efficiency to customers and, in turn, to the Company. As of March 31, 1999, the Company was receiving in excess of two million visits per week to www.dell.com, where it maintains 44 country-specific sites. Company sales generated through the Internet achieved $14 million per day by the end of the fourth quarter of fiscal year 1999 and approximated 25% of revenue for that quarter.

Through the Web site, customers and potential customers can access a wide range of information about the Company's product offerings, can configure and purchase systems on-line and can access volumes of support and technical information. The Company also develops custom Internet sites, called Premier Pages(SM), for various corporate and institutional customers, allowing these customers to simplify and accelerate procurement and support processes. Through these custom sites, the Company offers the customer paperless purchase orders, approved product configura-tions, global pricing, real-time order tracking, purchasing history and account team information. The Company currently provides more than 15,000 Premier Pages. The Company also provides an on-line "virtual account executive" for its small business customers. And, for all customers, the Company provides a spare-parts ordering system, and a "virtual help desk" featuring natural-language search capabilities and direct access to more than 50,000 pages of technical-support data.

Subsequent to fiscal year 1999, the Company expanded its Internet presence with the launch of www.gigabuys.com, an on-line source for more than 30,000 competitively-priced computer-related products, including software and peripherals.

The Company believes that it has significant opportunities for continued growth in all parts of the world, in all customer groups and in all product categories, ranging from enterprise systems, such as network servers, high-end workstations and storage, to home PCs. While the Company believes that its business strategy provides it with competitive advantages, there are many factors that may affect the Company's business and the success of its operations. For a discussion of these factors, see "Item 1 -- Business -- Factors Affecting the Company's Business and Prospects."

GEOGRAPHIC AREAS OF OPERATIONS

The Company conducts operations worldwide and is managed on a geographic basis, with those geographic segments being the Americas, Europe and Asia-Pacific and Japan regions. The Americas segment, which is based in Round Rock, Texas, covers the U.S., Canada and Latin America. The European segment, which is based in Bracknell, England, covers the European countries and also some countries in the Middle East and Africa. The Asia-Pacific/Japan segment covers the Pacific Rim, including Japan, Australia and New Zealand, and is based in Hong Kong (for areas other than Japan) and Kawasaki, Japan (for Japan). The Company's operations are primarily concentrated in the North America, Europe and Asia-Pacific and Japan regions.

The Company's corporate headquarters are located in Round Rock, Texas, and its manufacturing facilities are located in Austin, Texas; Limerick, Ireland; Penang, Malaysia; and Xiamen, China. See "Item 2 -- Properties."

For financial information about the results of the Company's operating segments for each of the last three fiscal years, see Note 11 of Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data."

During fiscal year 1999, the Company continued to strengthen its presence in the Asia-Pacific area, where it now has direct-to-the-customer operations in 13 countries. In addition, in fiscal year 1999, the Company began operations in China. The Company intends to continue to expand its international activities by increasing its market presence in existing markets and by entering new markets. International activities are subject to certain risks. See "Item
1 -- Business -- Factors Affecting the Company's Business and Prospects."

PRODUCTS AND SERVICES

The Company offers a wide range of products and services, including desktop computer systems, notebook computers, workstations and network server and storage products, as well as software, peripherals and service and support programs.

Desktop Computer Systems

The Company offers two lines of desktop computer systems. The OptiPlex(R) line is designed for corporate and institutional customers who require highly reliable systems optimized for use in networked environments. All systems within the OptiPlex line are "Managed PCs," enabling remote manageability and control using industry-standard systems management tools. Some OptiPlex systems are designed for optimal performance with 32-bit operating systems, and some are available as Net PCs. All OptiPlex systems utilize the Company's no-tool OptiFrame(TM) chassis, easing serviceability and upgradability. The OptiFrame chassis is built entirely from recyclable materials.

The Dimension(R) line of desktop computer systems is designed for small businesses, workgroups and individuals, who generally demand fast performance and the latest technology without the need for remote manageability. Many systems within the Dimension line contain the latest, state-of-the-art technology and are targeted at technologically sophisticated users, while others are designed for more value-oriented users.

Notebook Computers

The Company offers two lines of notebook computer systems, each designed for targeted customer needs. The Latitude(R) line is targeted at business customers who require highly reliable and durable systems with maximum connectivity for use in networked environments. The Inspiron(TM) line is targeted at home and small business users who require the latest technology and high-end multimedia performance.

Enterprise Systems

Workstations -- The Company entered the workstation market in fiscal year 1998. In fiscal year 1999, the Company's Dell Precision(TM) workstation product line achieved the number one worldwide market share position in Windows NT(R)-based workstations. The Dell Precision workstation product line is intended for professional users who demand exceptional performance to run sophisticated applications, such as computer-aided design, digital content creation, geographic information systems, computer animation, software development and financial analysis.

Network Servers -- The PowerEdge(R) line of network servers consists of systems that can operate as file servers, database servers, applications servers and communications/groupware servers in a networked computing environment. PowerEdge systems can be configured as desired for use in a range of networked environments, from single workgroups to entire enterprises. The Company also offers rack-mountable chassis for its network servers and a full line of external storage systems for increased disk capacity and data backup.

Storage -- The PowerVault(R) line of storage products is designed to drive high-end storage features into standard computing environments, meeting a wide range of customer storage needs. The Company offers a range of products within the PowerVault line for differing customer needs. Each system within the PowerVault line employs the latest technology. The PowerVault 650F, the highest performing system in the line, uses Data General's CLARiiON(R) Fibre Channel technology throughout the system and can be configured with up to 120 Fibre Channel disk drives with a total storage capacity of over two terabytes of data.

Software and Accessories

The Company maintains three primary software and accessory programs to enhance its computer systems. The Company offers a wide range of software, peripherals and other accessories through its DellWare(R) and Gigabuys(SM) programs. Through its Dell Plus(SM) custom factory integration program, the Company can factory-install a customer's proprietary applications or hard-disk images at the time of system manufacture and deliver other customer-specific solutions. Through the ReadyWare(R) program, the Company can factory-install off-the-shelf software applications in any computer system the Company sells.

Service and Support

The Company enhances its product offerings with a number of specialized services, including custom hardware and software integration, leasing and asset management, and network installation and support. The Company offers next-business-day delivery, as well as an extended training and support program on many of its software offerings. The Company's direct relationships with customers and its extensive on-line capabilities via www.dell.com enhance service delivery. For additional discussion of the Company's service and support programs, see "Item 1 -- Business -- Service and Support."

SALES AND MARKETING

The Company's customers range from large corporations, government agencies and medical and educational institutions to small businesses and individuals. In general, the Company uses similar sales and marketing approaches across all customer groups, as demand levels for each customer group are principally driven by similar changes in market prices and overall general economic conditions. Within each region, the Company has divided its sales and marketing forces among the various customer groups to better meet each customer group's specific needs. No single customer accounted for more than 10% of the Company's consolidated net revenues during any of the last three fiscal years.

Relationship Customers

The Company has established a broad range of business based on continuing relationships with large corporations, governmental, medical and educational institutions and small-to-medium businesses. The Company maintains a field sales force throughout the world to call on business and institutional customers and prospects. The Company develops direct sales marketing programs and services specifically geared to these relationship customers. For large customers, dedicated account teams, consisting of sales, customer service and technical support representatives, form long-term customer relationships to provide each customer with a single source of assistance on various issues, including technology needs assessment; system configuration; order placement; lifecycle cost management; technology transition planning; installation assistance and project management; and detailed product, service and financial reporting. For customers with in-house maintenance organizations, the Company offers a variety of programs, including specialized computer training programs, a repair parts assistance program and other customized programs to provide access to the Company's technical support team. Customized product delivery and service programs are available on a worldwide basis. See "Item 1 -- Business -- Service and Support."

For multinational corporate customers, the Company offers several programs designed to provide global capability, support and coordination. Through these programs, the Company can provide single points of contact and accountability with global account specialists, special global pricing, consistent service and support programs across global regions and access to central purchasing facilities.

The Company also maintains specific sales and marketing programs targeted at federal, state and local governmental agencies. The Company maintains account teams (consisting of sales representatives, K12 and higher education sales representatives, health care sales representatives and technical support representatives) dedicated to specific governmental markets. The Company holds a U.S. General Services Administration Schedule contract, through which it sells to U.S. federal governmental agencies.

Transactional Customers

The Company has established a significant base of business among small-to-medium businesses and individuals. The Company markets its products and services to these customers by advertising in trade and general business publications and by mailing a broad range of direct marketing publications, such as promotional pieces, catalogs and customer newsletters. The Company believes these customers value its ability to provide reliable, custom-built computer systems at competitive prices, knowledgeable sales assistance, post-sale support and on-site service offerings.

Internet Customers

Continuing from fiscal year 1998, an increasing portion of the Company's business is being conducted via the Internet. Through the Company's World Wide Web site at www.dell.com, customers and potential customers can access a wide range of information about the Company's product offerings, can configure and purchase systems on-line and can access volumes of support and technical information. As of March 31, 1999, the Company was receiving in excess of two million visits per week to www.dell.com, where it maintains 44 country-specific sites.

The Company also utilizes the Internet to enhance the direct relationships with its customers. The Company designs and implements custom Internet sites, called Premier Pages, for various corporate and institutional customers, allowing these customers to simplify and accelerate procurement and support processes. Through these custom sites, the Company offers the customer paperless purchase orders, approved product configurations, global pricing, real-time order tracking, purchasing history and account team information. The Company currently provides more than 15,000 Premier Pages. The Company also provides an on-line "virtual account executive" for its small business customers. And, for all customers, the Company provides a spare-parts ordering system and a "virtual help desk" featuring natural-language search capabilities and direct access to more than 50,000 pages of technical-support data.

Subsequent to fiscal year 1999, the Company expanded its Internet presence with the launch of www.gigabuys.com, an on-line source for more than 30,000 competitively-priced computer-related products, including software and peripherals.

Leasing and Asset Management Services

In fiscal year 1998, the Company formed Dell Financial Services L.P. ("DFS") as a joint venture with Newcourt Credit Group Inc., a financial services company headquartered in Toronto, Canada. DFS offers leasing and other financial services to the Company's customers. For additional information about DFS, see
Note 10 of Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data."

SERVICE AND SUPPORT

The Company offers a full line of warranty, service and support options in all of its geographic markets. These options vary in each of the countries in which the Company does business based on local market and customer requirements. The following is a description of the warranties, service and support generally available to the Company's customers.

Standard Programs

Most of the Company's systems include a basic three year limited warranty, which includes one year of parts and labor coverage and two additional years of parts only coverage. Most systems also include standard one-year, next-business-day on-site service contract (not available in all of the Company's markets), and customers may upgrade to a three year next-business-day, on-site service contract. The Company also provides a 30-day "Total Satisfaction" money back guarantee for any end-user customer buying a system directly from the Company.

The Company provides customers with access to a toll-free hardware support line that is accessible 24 hours a day, seven days a week. The technical specialists staffing this line maintain close contact with the Company's marketing, manufacturing and product design groups and have on-line access to each customer's original system configuration and service history. The Company also provides automated and on-line technical support through a variety of avenues, including the Internet (via www.dell.com, e-mail or on-line subscription services), its TechConnect service (an interactive bulletin board service), its AutoTech system (an interactive voice response unit) and its TechFax system (a fax-back service). The Company has also recently introduced an interactive web-based tool to provide additional customer support.

Many of the Company's systems include software that helps customers diagnose and communicate system problems. Several systems also include a built-in diagnostics program that can provide on-line information about system malfunctions.

Additional Options

Recognizing that customer service and support requirements vary, the Company offers customers the opportunity to customize their service and support programs by selecting additional levels of service and support to satisfy their individual needs. For example, through the SelectCare(R) program, which is available for desktop computer systems and notebook computers in the U.S. and Canada, the Company offers a broad range of service and support options beyond the standard programs, including an extension of the standard one-year service contract to include up to four additional years of next-business-day, on-site service. Through SelectCare International, owners of notebook computers have access to service and support in a multitude of countries in which the Company conducts business, in the event a notebook customer is in need of service or support while travelling outside of that customer's home country.

The Company's BusinessCare(SM) and BusinessCare Plus(SM) programs are standard warranty upgrades available to PowerEdge server customers in certain selected locations. The BusinessCare program includes one year of next-business-day parts and labor on-site service, two additional years of parts delivery service and five full assistance calls to the Company's DirectLine(SM) network operating system support technicians. The BusinessCare Plus program includes three years of four-hour, same-day service, as well as five full assistance calls to the DirectLine network.

The Company's Premier Access(SM) program is a service and support program specifically designed for information systems professionals who have technical expertise in diagnosing and servicing computer systems. Customers can choose their level of service under the program, including rapid service and parts dispatches, direct access to advanced level technical support, specialized on-line support, reimbursement for certain labor costs and parts management assistance.

Through the Dell Plus program, the Company offers specialized services designed to satisfy customers' unique hardware and software integration requirements. With this program, a customer's particular integration requirements (whether hardware related, such as specialized network cards, video and graphic boards, modems, tape drives or hard drives; or software related, such as customer proprietary software applications or drivers) can be satisfied at the time the customer's systems are manufactured. This is in addition to the Company's ReadyWare program, which is a collection of popular software applications and interface cards that can be factory-installed.

The Company also offers a variety of on-site installation services that can be customized to meet the needs of each specific customer. These services include basic installation and orientation, system connectivity and functional testing, external peripheral installation, internal device installation and file server and advanced system installation.

Many of the Company's service and support programs, particularly software support and on-site service programs, are provided through independent third party contractors or subcontractors.

MANUFACTURING

The Company operates manufacturing facilities in Austin, Texas; Limerick, Ireland; Penang, Malaysia; and Xiamen, China. The Company announced plans to open a manufacturing facility in Brazil in fiscal year 2000 to produce, sell and provide service and technical support for the Company's full range of computer systems for customers in the Mercosul region, including Brazil, Argentina, Uruguay, Paraguay and Chile.

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

PRODUCT DEVELOPMENT

The Company's product development efforts are focused on designing and developing competitively priced computer systems that adhere to industry standards and incorporate the technologies and features that the Company believes are most desired by its customers. To accomplish this objective, the Company must evaluate, obtain and incorporate new hardware, software, storage, communications and peripherals technologies that are primarily developed by others. The Company's product development team includes programmers, technical project managers and engineers experienced in system architecture, logic board design, sub-system development, mechanical engineering, manufacturing processing and operating systems. This cross-functional approach to product design has enabled the Company to develop systems with improved functionality, manufacturability, reliability, serviceability and performance, while keeping costs competitive. The Company takes steps to ensure that new products are compatible with industry standards and that they meet cost objectives based on competitive pricing targets.

The Company bases its product development efforts on cooperative, meaningful relationships with the world's most advanced technology companies. These working partnerships allow the Company to use its direct model and build-to-order manufacturing process to deliver, on a timely and cost-effective basis, those emerging technologies that are most relevant to its customers.

During fiscal year 1999, the Company incurred $272 million in research, development and engineering expenses, compared with $204 million for fiscal year 1998 and $126 million for fiscal year 1997. The amount the Company spends on research, development and engineering activities, which the Company believes to be important to its continued success and growth, is determined as part of the annual budget process and is based on cost-benefit analyses and revenue forecasts. The Company prioritizes activities to focus on projects that it believes will have the greatest market acceptance and achieve the highest return on the Company's investment.

PATENTS, TRADEMARKS AND LICENSES

The Company holds a portfolio of 437 U.S. patents and 327 U.S. patent applications pending, and has a number of related foreign patents and patent applications pending. The Company's U.S. patents expire in years 2005 through 2015. The inventions claimed in those patents and patent applications cover aspects of the Company's current and possible future computer system prod-ucts, manufacturing processes and related technologies. The Company is developing a portfolio of patents that it anticipates will be of value in negotiating intellectual property rights with others in the industry.

The Company has obtained U.S. federal trademark registration for its DELL word mark and its Dell logo mark. The Company owns registrations for 25 of its other marks in the U.S. As of March 1, 1999, the Company had pending applications for registration of 23 other trademarks. The DELL word mark, Dell logo and other trademark and service mark registrations in the U.S. may be renewed as long as the mark continues to be used in interstate commerce. The Company believes that establishment of the DELL mark and logo in the U.S. is material to the Company's operations. The Company has also applied for or obtained registration of the DELL mark and several other marks in approximately 190 other countries or jurisdictions where the Company conducts or anticipates expanding its international business. The Company has also taken steps to reserve corporate names and to form non-operating subsidiaries in certain foreign countries where the Company anticipates expanding its international business.

The Company has entered into a variety of licensing and cross-licensing agreements pursuant to which the Company licenses various patented hardware technology. In addition, the Company has entered into non-exclusive licensing agreements with Microsoft Corporation for various operating system and application software. The Company has also entered into various software licensing agreements with other companies.

From time to time, other companies and individuals assert exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to the computer industry or the Company's business. The Company evaluates each claim relating to its products and, if appropriate, seeks a license to use the protected technology. The licensing agreements generally do not require the licensor to assist the Company in duplicating its patented technology nor do these agreements protect the Company from trade secret, copyright or other violations by the Company or its suppliers in developing or selling these products.

INFRASTRUCTURE

Management Information Systems

The Company's management information systems enable the Company to track each unit sold from the initial sales contact, through the manufacturing process to post-sale service and support. The systems assist the Company in tracking key information about its customers. Using its database to assess purchasing trends, advertising effectiveness and customer and product groupings, the Company targets marketing activities specifically to particular types of customers. This database, unique to the Company's direct model, allows the Company to gauge customer satisfaction issues and also provides the opportunity to test new propositions in the marketplace prior to product or service introductions.

Employees

At January 29, 1999, the Company had approximately 24,400 employees. Approximately 16,100 of those employees were located in the U.S., and approximately 8,300 were located in other countries. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

GOVERNMENT REGULATION

The Company's business is subject to regulation by various federal and state governmental agencies. Such regulation includes the radio frequency emission regulatory activities of the U.S. Federal Communications Commission, the anti-trust regulatory activities of the U.S. Federal Trade Commission and Department of Justice, the import/export regulatory activities of the

U.S. Department of Commerce and the product safety regulatory activities of the U.S. Consumer Products Safety Commission.

The Company also is required to obtain regulatory approvals in other countries prior to the sale or shipment of products. In certain jurisdictions, such requirements are more stringent than in the U.S. Many developing nations are just beginning to establish safety, environmental and other regulatory requirements, which may vary greatly from U.S. requirements.

BACKLOG

At the end of fiscal year 1999, backlog was $170 million, compared with backlog of $215 million at the end of fiscal year 1998 and $222 million at the end of fiscal year 1997. The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that the backlog at any point in time will translate into sales in any subsequent period.

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

General economic and industry conditions

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

Competition

The computer industry is highly competitive. The intense competition inherent in the industry could result in the loss of customers or pricing pressures, which would negatively affect the Company's results of operations.

International activities

The Company's future growth rates and success are in-part dependent on continued growth and success in international markets. As is the case with most international operations, the success and profitability of the Company's international operations are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign operations) and foreign currency exchange rates.

Product, customer and geographic mix

The profit margins realized by the Company vary somewhat among its products, its customer business units and its geographic markets. Consequently, the overall profitability of the Company's operations in any given period is partially dependent on the product, customer and geographic mix reflected in that period's revenues.

Seasonal trends

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

Technological changes and product transitions

The computer industry is characterized by continuing improvements in technology, which result in the frequent introduction of new products, short product life cycles and continual improvement in product price/performance characteristics. While the Company believes that its direct model and asset management practices afford it an inherent competitive advantage over some of its competitors, product transitions present some of the greatest executional challenges and risks for any computer systems company. A failure on the part of the Company to effectively manage a product transition will directly affect the demand for the Company's products and the profitability of the Company's operations. In addition, while the Company has meaningful relationships with some of the world's most advanced technology companies, continuing technological advancement, which is a significant driver of customer demand, is largely beyond the control of the Company.

Inventory management/supplies

The Company's direct business model gives it the ability to operate with reduced levels of component and finished goods inventories, and the Company's financial success in recent periods has been due in part to its asset management practices, including its ability to achieve rapid inventory turns. The Company's ability to aggressively manage its inventory has been enhanced by favorable supply conditions in the industry. Less favorable supply conditions, as well as other factors both within and beyond the Company's control, may require or result in increased inventory levels in the future.

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

Risk on financial instruments

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

Strength of infrastructure

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

Patent rights

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

Year 2000

The Company's Year 2000 program is discussed in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations
 -- Year 2000."

TRADEMARKS AND SERVICE MARKS

Several U.S. trademarks and service marks appear in this Report. Dell, the Dell logo, Dimension, Latitude, OptiPlex and PowerEdge are registered trademarks of the Company, and DellWare, Gigabuys, ReadyWare and SelectCare are registered service marks. Dell Precision, Inspiron, OptiFrame and PowerVault are trademarks of the Company, and BusinessCare, BusinessCare Plus, Dell Plus, DirectLine, Premier Access and Premier Pages are service marks. This Report may also contain trademarks and tradenames of other entities; the Company disclaims proprietary interest in the marks and names of others.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the name, age and position of each of the persons who were serving as executive officers of the Company as of March 31, 1999.

NAME                  AGE                             POSITION
----                  ---                             --------
Michael S. Dell.....  34    Chairman of the Board, Chief Executive Officer and Director
Morton L. Topfer....  62    Vice Chairman
Kevin B. Rollins....  46    Vice Chairman
Paul D. Bell........  38    Senior Vice President, Americas Home and Small Business
                            Group
G. Carl Everett,      48    Senior Vice President, Personal Systems Group
  Jr. ..............
Jan Gesmar-Larsen...  38    Senior Vice President, and President -- Dell Europe, Middle
                            East and Africa
Thomas B. Green.....  44    Senior Vice President, Law and Administration, and Secretary
Jerome N.             47    Senior Vice President and Chief Information Officer
  Gregoire..........
Michael D.            52    Senior Vice President, Enterprise Systems Group
  Lambert...........
John J. Legere......  40    Vice President, and President -- Dell Asia Pacific
Joseph A. Marengi...  45    Senior Vice President, Americas Relationship Group
Keith Maxwell.......  50    Senior Vice President, Worldwide Operations Group
Thomas J.             48    Senior Vice President and Chief Financial Officer
  Meredith..........
Rosendo G. Parra....  39    Senior Vice President, Americas Public and International
                            Group
Charles H.            55    Vice President and President -- Dell Japan
  Saunders..........
James M.              46    Senior Vice President, Finance
  Schneider.........

Set forth below is biographical information about each of the Company's executive officers.

Michael S. Dell -- Mr. Dell has been Chairman of the Board, Chief Executive Officer and a director of the Company since May 1984. Mr. Dell founded the Company in 1984 while attending the University of Texas at Austin. He is a member of the Board of Directors of the U.S. Chamber of Commerce and the Computerworld/Smithsonian Awards. Mr. Dell is also a member of the Business Council and serves on the nominating committee for the National Technology Medal of Honor.

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

Kevin B. Rollins -- Mr. Rollins has been Vice Chairman of the Company since November 1997, and shares the Office of the Chief Executive Officer with Mr. Dell and Mr. Topfer. Mr. Rollins joined the Company in April 1996 as Senior Vice President, Corporate Strategy and was named Senior Vice President, General Manager -- Americas in May 1996. For 12 years prior to joining the Company, Mr. Rollins was employed by Bain & Company, an international strategy consulting firm, most recently serving as a director and partner. Mr. Rollins received a Master of Business Administration degree and a Bachelor of Arts degree from Brigham Young University. Mr. Rollins is also a member of the National Advisory Council of Brigham Young University and a member of the CEO Forum on Education and Technology.

Paul D. Bell -- Mr. Bell joined the Company in June 1996 and serves as Senior Vice President, Americas Home and Small Business Group, where he is responsible for all sales, marketing, customer service and technical support activities for the small business and individuals customer groups. Mr. Bell also has primary responsibility for the Dimension and Inspiron product lines for the Americas region, and is responsible for portables and Dimension manufacturing in the Americas region and manages Dell online on a worldwide basis. Prior to joining the Company, Mr. Bell was with Bain & Company, where he was a management consultant for six years, including two years as a consultant for the Company. Mr. Bell received a bachelor's degree in Fine Arts and Business Administration from Pennsylvania State University and a Master of Business Administration degree from the Yale School of Organization and Management.

G. Carl Everett, Jr. -- Mr. Everett joined the Company in February 1998 as Senior Vice President, Desktops and Workstations, and currently serves as Senior Vice President, Personal Systems Group. Mr. Everett is responsible for worldwide development, marketing and strategic technological direction for the Company's desktop computer systems and notebook computer product lines. For over 18 years prior to joining the Company, Mr. Everett was employed by Intel Corporation, where he began in a field sales office and advanced into sales and marketing management. He was appointed vice president in 1989 and, until 1994, oversaw North American and then worldwide sales. From 1994 to 1996, Mr. Everett served as Senior Vice President and General Manager of the Desktop Products Group. Prior to joining Intel in 1978, Mr. Everett held various sales, marketing and customer support positions with Motorola Semiconductor Products Group. Mr. Everett holds a bachelor's degree in Business Administration from New Mexico State University.

Jan Gesmar-Larsen -- Mr. Gesmar-Larsen joined the Company in August 1997 as Senior Vice President, and President, Dell Europe, Middle East and Africa. Prior to joining the Company, Mr. Gesmar-Larsen held various positions with Apple Computer Europe, including Business Unit Director, Education Channels; Sales Director, Core Business; Managing Director, Central Europe;

and finally President, Europe. Prior to joining Apple in 1992, Mr. Gesmar-Larsen was manager of the Systems Division of Compaq Corporation, Europe and International. Prior to that, he held various management positions at Olivetti Corporation. Mr. Gesmar-Larsen holds a bachelor's degree in Economics and a master's degree in Marketing.

Thomas B. Green -- Mr. Green has been Senior Vice President, Law and Administration since November 1997, and is responsible for overseeing the Company's legal and governmental affairs, human resources function and other administrative departments. Mr. Green joined the Company in August 1994 as General Counsel and Secretary. Before joining the Company, Mr. Green served as Executive Vice President and General Counsel of Chicago Title & Trust Company, where he was employed from October 1992 to July 1994, and as Executive Vice President and General Counsel of Trammell Crow Company from October 1990 to October 1992. From February 1989 to October 1990, Mr. Green was employed by the law firm of Jones, Day, Reavis & Pogue, Dallas, Texas, last serving as a partner in that firm. His background also includes a term as law clerk to former United States Supreme Court Chief Justice Warren Burger. Mr. Green received a Bachelor of Arts degree in English and a Juris Doctor degree from the University of Utah.

Jerome N. Gregoire -- Mr. Gregoire joined the Company in July 1996 as Vice President and Chief Information Officer, and was appointed Senior Vice President in March 1999. In this position, Mr. Gregoire is responsible for the Company's worldwide information systems, including an ongoing program to further develop state-of-the-art information systems and processes. For 10 years prior to joining the Company, Mr. Gregoire held various positions with PepsiCo, Inc., most recently serving as Chief Information Officer for Pepsi-Cola Company, the beverage division of the PepsiCo family. While at PepsiCo, Mr. Gregoire also served as Vice President of Management Information Systems for PepsiCo Food Systems, supporting the worldwide Kentucky Fried Chicken, Pizza Hut and Taco Bell operations. Mr. Gregoire's previous experience also includes positions as Vice President of the systems group for Dean Research Corporation, a Kansas City-based specialist in computer-controlled materials handling, primarily to the aerospace industry; and as Vice President of Information Systems for Kraft/CDC Foodservice, also based in Kansas City. Mr. Gregoire received a Bachelor of Arts degree in Political Science from Park College.

Michael D. Lambert -- Mr. Lambert joined the Company in October 1996 as Senior Vice President, Server Group, and currently serves as Senior Vice President, Enterprise Systems Group. Mr. Lambert is responsible for worldwide development and marketing of the Company's server, storage and workstation product lines. Prior to joining the Company, Mr. Lambert held various officer positions with Compaq Computer Corporation, last serving as Vice President of North American Marketing. Prior to joining Compaq in 1994, Mr. Lambert served four years as general manager of the large computer products division for NCR Corporation. Mr. Lambert's more than 30 years' experience in the computer systems industry also includes senior positions with Arix Corporation in San Jose, California, a manufacturer of multiprocessor UNIX-based systems, and Convergent Technologies, also in San Jose, California. Mr. Lambert received a bachelor's degree in Business Administration from the University of Kentucky in Lexington.

John J. Legere -- Mr. Legere joined the Company in June 1998 as Vice President, and President Asia Pacific. In this position, Mr. Legere is responsible for the Company's operations in the Asia Pacific region. Prior to joining the Company, Mr. Legere served as President and managing partner of AT&T Solutions' worldwide outsourcing practice, a company with over $2.6 billion in revenues and 8,000 employees. From 1994 through 1997, Mr. Legere served as President and Chief Executive Officer of AT&T's Hong Kong-based Asia Pacific unit, with overall responsibility for AT&T's service offerings in the region. Mr. Legere's 18-year career at AT&T also included various managerial positions in sales, marketing, services, network operations, information management, field service operations, human resources and finance. Mr. Legere earned a bachelor's degree in Business Administration from the University of Massachusetts, a Master of Business Administration degree from Fairleigh Dickinson University, and a master's degree in Science, Alfred P. Sloan Fellow, from the Massachusetts Institute of Technology

Joseph A. Marengi -- Mr. Marengi joined the Company in July 1997 and serves as Senior Vice President, Americas Relationship Group. In this position, Mr. Marengi is responsible for the Americas customer groups serving enterprise, large corporate and medium business customers. Prior to joining the Company, Mr. Marengi worked with Novell, Inc., most recently serving as President and Chief Operating Officer. He joined Novell in 1989, beginning as director of the Eastern region and moving through successive promotions to become executive vice president of worldwide sales and field operations. For ten years prior to joining Novell, Mr. Marengi served as vice president of channel sales for Excelan, Inc. and in various other executive, sales, information management positions. From 1978 through 1981, Mr. Marengi served in the United States Coast Guard and Coast Guard Reserve, reaching the rank of Lieutenant Commander. Mr. Marengi earned a bachelor's degree in Public Administration from the University of Massachusetts and a master's degree in Management from the University of Southern California.

Keith Maxwell -- Mr. Maxwell joined the Company in March 1993, was appointed Vice President, Worldwide Operations Group, in June 1998 and was appointed Senior Vice President in March 1999. In this position, Mr. Maxwell is responsible for ensuring that the Company's worldwide manufacturing processes, capacity and supply base support the global growth of the Company. Mr. Maxwell is also responsible for facilitating the definition and monitoring of the Company's global process alignment and benchmarking. Previously, Mr. Maxwell served as Vice President of the Americas segment, where he oversaw all activities required to support the Americas fulfillment process, including business planning and manufacturing management. Mr. Maxwell joined the Company from Compaq Computer Corporation, where he managed all areas of new product development from product-design evaluation to coordination of manufacturing to identification of alternate manufacturing processes. Before joining Compaq, Mr. Maxwell held a series of management positions in production, planning and manufacturing at Texas Instruments, Inc. Mr. Maxwell earned a Master of Business Administration degree from The University of Texas at Austin and a Bachelor of Science degree in electrical engineering from Lamar University.

Thomas J. Meredith -- Mr. Meredith joined the Company in November 1992 as Chief Financial Officer. In September 1995, Mr. Meredith was named Senior Vice President, Finance and Information Systems, and retained the position of Chief Financial Officer. In July 1996, Mr. Meredith's title was changed to Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Meredith was Vice President and Treasurer of Sun Microsystems, Inc. from April 1990 to November 1992 and held various financial positions with Amdahl Corporation before that time, last serving as President of Amdahl Capital Corporation. Mr. Meredith received a Bachelor of Science degree in Political Science from St. Francis College in Loretto, Pennsylvania, a Juris Doctor degree from Duquesne University and a Master of Law degree in Taxation from Georgetown University. Mr. Meredith is a member of the boards of directors of i2 Technologies, Inc. and I-Cube, Inc.

Rosendo G. Parra -- Mr. Parra joined the Company in August 1993 and serves as Senior Vice President, Americas Public and International Group. In that position, Mr. Parra is responsible for the Company's operations in the federal, state and local government and educational customer groups, Latin America, Mexico and Canada, and is responsible for the Company's customer service operations, with the exception of Dell Direct. Mr. Parra is also responsible for enterprise systems manufacturing in the Americas region. Prior to joining the Company, Mr. Parra held various sales and general management positions with GRiD systems Corporation, including regional sales director and vice president and general manager of the PC strategic business unit. Before his association with GRiD, Mr. Parra spent nine years serving in various sales and management positions for the business products division of Tandy Corporation. Mr. Parra earned a bachelor's degree in Marketing from the University of Maryland.

Charles H. Saunders -- Mr. Saunders joined the Company in May 1997 as Vice President and President, Dell Japan and is responsible for all operations of Dell's Japanese subsidiary. Prior to joining the Company, Mr. Saunders spent 25 years at Motorola, Inc., most recently holding the position of Corporate Vice President and General Manager of the U.S./Canada Division of the Land

Mobile Products Sector. Before then, he served as Managing Director and Corporate Vice President and General Manager of the Land Mobile Products Division of Nippon Motorola Ltd. During his tenure in Japan, Mr. Saunders also held the position of managing director of the Japan Mobile Telecommunications Association. Mr. Saunders is a graduate of East Tennessee State University.

James M. Schneider -- Mr. Schneider joined the Company in October 1996 as Vice President of Finance and also serves as the Company's Chief Accounting Officer. Mr. Schneider was named Senior Vice President in September 1998. In this position, Mr. Schneider is responsible for corporate planning and reporting, financial systems and worldwide financial controls. For three years prior to joining the Company, Mr. Schneider was with MCI Communications Corporation, last serving as Senior Vice President of Corporate Finance. For 19 years prior to joining MCI, Mr. Schneider was associated with Price Waterhouse LLP, serving as a partner for 10 years. Mr. Schneider earned a bachelor's degree in Accounting from Carroll College in Waukesha, Wisconsin, and is a Certified Public Accountant. He is a member of the board of directors of General Communications, Inc.

ITEM 2 -- PROPERTIES

At January 29, 1999, the Company owned or leased a total of approximately 6.8 million square feet of office, manufacturing and warehouse space worldwide, 4.4 million square feet of which is located in the U.S. and the remainder located in various international areas.

Domestic Properties

The Company's principal offices and U.S. manufacturing facilities are located in the Austin, Texas area. At January 29, 1999, the Company had a total of approximately 3.6 million square feet of office, manufacturing space under lease in several buildings in Austin and Round Rock, Texas. The expiration dates of such leases range from March 1999 to March 2005. The Company owns 360 acres of land in Round Rock, Texas (north of Austin), on which are located several office buildings completed since August 1994 that contain an aggregate of approximately
2.0 million square feet of office space. These buildings, comprising the Company's Round Rock campus, house the Company's sales, marketing and support staff for the Americas region, as well as the Company's executive headquarters and administrative support functions. The Company also leases 570 acres of land in Austin, on which is located a 300,000-square-foot facility that produces servers and workstations. The Company intends to use the remainder of the acreage for additional manufacturing and office facility expansion.

Subsequent to fiscal year 1999, the Company announced that it plans to construct a 325,000-square-foot office building and a 300,000-square-foot manufacturing facility in Austin, Texas. The Company also announced plans to expand certain operations to a new location in the Nashville, Tennessee area.

International Properties

At January 29, 1999, the Company's international facilities consisted of approximately 1.3 million square feet of leased office and manufacturing space in 36 countries, with lease expiration dates ranging from March 1999 to December 2013. The Company owns two manufacturing facilities in Limerick, Ireland and expects to occupy a third in fiscal year 2000, totaling 936,000-square-feet. The Company also owns a 238,000-square-foot combination office and manufacturing facility in Penang, Malaysia (located on land leased until the year 2053 from the State Authority of Penang). During fiscal year 1999, the Company opened a 135,000-square-foot manufacturing and sales support center in Xiamen, China. Additionally, during fiscal year 1999, the Company announced plans to open a manufacturing facility in Brazil.

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 1999.

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

HOLDERS

As of March 31, 1999, there were 26,173 holders of record of the Company's common stock.

DIVIDENDS

The Company has never paid cash dividends on its common stock. The Company intends to retain its earnings for use in its business and, therefore, does not anticipate paying any cash dividends on the common stock for at least the next 12 months.

On each of March 6, 1998, September 4, 1998 and March 5, 1999, the Company effected a two-for-one common stock split by paying a 100% stock dividend to stockholders of record as of February 27, 1998, August 28, 1998 and February 26, 1999, respectively.

SALES OF UNREGISTERED SECURITIES

The Company has an active stock repurchase program, which is more fully described in Note 6 of Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data." One element of such program is the sale of put obligations. During fiscal year 1999, the Company sold 200,000 put obligations to a financial institution and received proceeds of $1.5 million in connection with such sale. The put obligations entitle each holder to sell to the Company, by physical delivery, cash delivery or net-share settlement, at the Company's option, one share of common stock at a specified price. The put obligations expire on January 7, 2000 and have an exercise price of $40 per share. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The transaction was privately negotiated and the purchaser of the put options was an accredited investor and qualified institutional buyer. No public offering or public solicitation was made by the Company in the placement of these securities.

ITEM 6 -- SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                FISCAL YEAR ENDED
                                       -------------------------------------------------------------------
                                       JANUARY 29,   FEBRUARY 1,   FEBRUARY 2,   JANUARY 28,   JANUARY 29,
                                          1999          1998          1997          1996          1995
                                       -----------   -----------   -----------   -----------   -----------
                                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
Results of Operations Data:
  Net revenue........................    $18,243       $12,327       $7,759        $5,296        $3,475
  Gross margin.......................      4,106         2,722        1,666         1,067           738
  Operating income...................      2,046         1,316          714           377           249
  Income before extraordinary loss...      1,460           944          531           272           149
  Net income.........................      1,460           944          518           272           149
  Income before extraordinary loss
    per common share(a)(b):
       Basic.........................    $  0.58       $  0.36       $ 0.19        $ 0.09        $ 0.06
       Diluted.......................    $  0.53       $  0.32       $ 0.17        $ 0.08        $ 0.05
  Number of weighted average shares
    outstanding(a):
       Basic.........................      2,531         2,631        2,838         2,863         2,473
       Diluted.......................      2,772         2,952        3,126         3,158         3,000
Balance Sheet Data:
  Working capital....................    $ 2,644       $ 1,215       $1,089        $1,018        $  718
  Total assets.......................      6,877         4,268        2,993         2,148         1,594
  Long-term debt.....................        512            17           18           113           113
  Total stockholders' equity.........      2,321         1,293          806           973           652

---------------

(a) All share and per share information has been retroactively restated to reflect the two-for-one splits of common stock. See Note 6 of Notes to Consolidated Financial Statements.

(b) Excludes extraordinary loss of $0.01 basic per common share for fiscal year 1997.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's objective is to maximize stockholder value by executing a strategy that focuses on a balance of three priorities: growth, profitability and liquidity. The following discussion highlights the Company's performance in the context of these priorities. This discussion should be read in conjunction with the Consolidated Financial Statements, including the related notes.

RESULTS OF OPERATIONS

The following table summarizes the results of the Company's operations for each of the past three fiscal years. All percentage amounts were calculated using the underlying data in thousands.

                                                            FISCAL YEAR ENDED
                                    -----------------------------------------------------------------
                                    JANUARY 29,   PERCENTAGE   FEBRUARY 1,   PERCENTAGE   FEBRUARY 2,
                                       1999        INCREASE       1998        INCREASE       1997
                                    -----------   ----------   -----------   ----------   -----------
                                                          (DOLLARS IN MILLIONS)
Net revenue.......................    $18,243         48%        $12,327         59%        $7,759
Gross margin......................      4,106         51           2,722         63          1,666
  Percentage of net revenue.......       22.5%                      22.1%                     21.5%
Operating expenses................    $ 2,060         47         $ 1,406         48         $  952
  Percentage of net revenue.......       11.3%                      11.4%                     12.3%
Operating income..................    $ 2,046         56         $ 1,316         84         $  714
  Percentage of net revenue.......       11.2%                      10.7%                      9.2%
Net income........................    $ 1,460         55         $   944         83         $  518

Net Revenue

The increase in net revenue for fiscal years 1999 and 1998 was principally due to increased units sold. Unit sales grew 64% and 60% for fiscal years 1999 and 1998, respectively.

Unit sales increased across all product lines during fiscal year 1999. The Company's enterprise systems, which include servers, workstations and storage products, continued to build a substantial presence in the marketplace, with enterprise systems unit sales growing 130% during fiscal year 1999. Notebook computer unit sales increased 108%, primarily as the result of aggressive pricing actions and the launch of new products. Desktop computer systems unit sales increased 55% during fiscal year 1999. This increase was primarily attributable to the Company's aggressive market penetration of new and higher-end products.

Unit sales grew during fiscal year 1998, also the result of increased demand for the Company's products across all product lines. During fiscal year 1998, enterprise systems unit sales grew 265%, notebook computer unit sales grew 66% and desktop computer systems unit sales grew 55%, as the Company continued to introduce products utilizing the latest technology.

Average revenue per unit sold in fiscal year 1999 decreased 10% compared to fiscal year 1998, partially offsetting the effects of the increase in unit sales on consolidated net revenue. The decrease was primarily due to price reductions resulting from continued component cost declines.

Average revenue per unit sold in fiscal year 1998 remained relatively stable compared to fiscal year 1997. This was primarily due to aggressive pricing strategies in desktop computer systems, partially offset by increased unit sales in higher-end enterprise systems and higher-platform notebook computers.

The Company experienced growth in net revenue in all geographic segments in both fiscal years 1999 and 1998. The following table summarizes the Company's net revenue by geographic segment for each of the past three fiscal years:

                                                          FISCAL YEAR ENDED
                                ---------------------------------------------------------------------
                                JANUARY 29,    PERCENTAGE    FEBRUARY 1,    PERCENTAGE    FEBRUARY 2,
                                   1999         INCREASE        1998         INCREASE        1997
                                -----------    ----------    -----------    ----------    -----------
                                                        (DOLLARS IN MILLIONS)
Net revenue:
  Americas....................    $12,420          46%         $ 8,531          62%         $5,279
  Europe......................      4,674          58            2,956          48           2,004
  Asia-Pacific and Japan......      1,149          37              840          77             476
                                  -------                      -------                      ------
  Consolidated net revenue....    $18,243                      $12,327                      $7,759
                                  =======                      =======                      ======

In the Americas segment, net revenue grew 46% and 62% in fiscal years 1999 and 1998, respectively, as the Company continued its efforts to strengthen its consumer, small-to-medium business and large corporate customer groups. In the European segment, substantially all countries experienced revenue growth in excess of 50% in fiscal years 1999 and 1998, with growth experienced across all customer groups and product lines. As a result, Europe increased net revenue 58% and 48% in fiscal years 1999 and 1998, respectively. Asia-Pacific and Japan revenues increased 37% in fiscal year 1999, compared to a 77% increase in fiscal year 1998.

Management believes that opportunity exists for continued worldwide growth by increasing the Company's market presence in its existing markets, entering new markets and pursuing additional product opportunities. The Company continues to expand its product offerings to meet a variety of customer needs. Also, the Company continues to enhance and improve the reputation, quality and breadth of all of its product lines and services. The Company is continuing its efforts to strengthen its position in enterprise systems by introducing advanced technologies to serve the growing needs for these products. As a result, the Company continues to expand its global manufacturing, sales and service facilities, completing or announcing plans for one million square feet of additional production capacity during fiscal year 1999. To accommodate this growth, the Company added a state-of-the-art manufacturing facility to its operations in Austin, Texas. The Company also added to its regional manufacturing operations in Limerick, Ireland and Xiamen, China.

Gross Margin

The increase in gross margin as a percentage of consolidated net revenue in fiscal year 1999 over fiscal year 1998 was primarily attributable to component cost declines. These component cost declines were generally passed through to customers, resulting in the aforementioned declines in average revenue per unit sold for fiscal year 1999. Also contributing to the increase in gross margin in fiscal year 1999 were overall efficiencies experienced in the Company's manufacturing operations and a continued shift in product mix to the higher-end enterprise systems and notebook computers. The mix of enterprise systems and notebook computers increased to 13% and 23% of system revenue, respectively, compared with 9% and 20%, respectively, during the prior fiscal year.

The gross margin increase as a percentage of consolidated net revenue in fiscal year 1998 from fiscal year 1997 resulted primarily from component cost declines, manufacturing efficiencies and an overall shift in mix to higher-end enterprise systems and notebook computers.

Operating Expenses

The following table presents certain information regarding the Company's operating expenses during each of the last three fiscal years:

                                                                      FISCAL YEAR ENDED
                                                          -----------------------------------------
                                                          JANUARY 29,    FEBRUARY 1,    FEBRUARY 2,
                                                             1999           1998           1997
                                                          -----------    -----------    -----------
                                                                    (DOLLARS IN MILLIONS)
Operating expenses:
  Selling, general and administrative...................    $1,788         $1,202          $826
     Percentage of net revenue..........................       9.8%           9.8%         10.7%
  Research, development and engineering.................    $  272         $  204          $126
     Percentage of net revenue..........................       1.5%           1.6%          1.6%
Total operating expenses................................    $2,060         $1,406          $952
     Percentage of net revenue..........................      11.3%          11.4%         12.3%

Selling, general and administrative expenses increased in absolute dollar amounts but remained flat as a percentage of consolidated net revenue for fiscal year 1999, and declined for fiscal year 1998. The increase in absolute dollars was due primarily to the Company's increase in staffing and increased infrastructure expenses, including information systems, to support the Company's continued growth. The decline in selling, general and administrative expenses as a percentage of net revenue for fiscal year 1998 resulted from significant net revenue growth.

The Company continues to invest in research, development and engineering activities to support its continued goal of improving and developing efficient procurement, manufacturing and distribution processes, and to develop and introduce new products. As a result, research, development and engineering expenses have increased each year in absolute dollars due to increased staffing levels and product development costs. The Company expects to continue to increase its research, development and engineering spending in absolute dollar amounts.

The Company believes that its ability to manage operating expenses is an important factor in its ability to remain competitive and successful. The Company will continue to invest in personnel, information systems and other infrastructure, and in research, development and engineering activities, to support its continued growth and to continue to develop new, competitive products and more efficient methods of delivery. It is the Company's goal to manage operating expenses, over time, relative to its net revenue and gross margin.

While delivering annual revenue growth of 48% and 59% in fiscal year 1999 and 1998, respectively, the Company has grown operating income by 56% in fiscal year 1999 and 84% in fiscal year 1998. This reflects the Company's ability to manage operating expenses relative to gross margin resulting in increased operating profitability.

Income Taxes

The Company's effective tax rate was 30% for fiscal year 1999 compared to 31% for fiscal year 1998 and 29% for fiscal year 1997. The differences in the effective tax rates among fiscal years result from changes in the geographical distribution of income and losses. The Company's effective tax rate is lower than the U.S. federal statutory rate of 35%, principally resulting from the Company's geographical distribution of income.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial statistics and information for each of the past three fiscal years:

                                                                      FISCAL YEAR ENDED
                                                          -----------------------------------------
                                                          JANUARY 29,    FEBRUARY 1,    FEBRUARY 2,
                                                             1999           1998           1997
                                                          -----------    -----------    -----------
                                                                    (DOLLARS IN MILLIONS)
Cash and marketable securities..........................    $3,181         $1,844         $1,352
Working capital.........................................     2,644          1,215          1,089
Days of sales in accounts receivable....................        36             36             37
Days of supply in inventory.............................         6              7             13
Days in accounts payable................................        54             51             54
                                                            ------         ------         ------
  Cash conversion cycle.................................       (12)            (8)            (4)
                                                            ======         ======         ======

During fiscal year 1999, the Company generated $2.4 billion in cash flows from operating activities, which represents the Company's principal source of cash. Cash flows from operating activities resulted primarily from the Company's net income, changes in operating working capital and income tax benefits resulting from the exercise of employee stock options.

Throughout fiscal year 1999, the Company invested a significant portion of its available cash in highly liquid investments with maturities of three months or less at date of acquisition to primarily minimize principal risk and maintain liquidity.

During fiscal year 1999, the Company continued to improve on its efficient asset management. Days of sales in accounts receivable remained flat in fiscal year 1999, while days of supply in inventory decreased one day from fiscal year 1998 to six days. This, combined with a three-day increase in days in accounts payable, resulted in an improvement in the Company's cash conversion cycle to a negative 12 days in fiscal year 1999 from a negative eight days in fiscal year 1998. The Company's return on invested capital, a key indicator of efficient asset management, increased to 195% in fiscal year 1999 from 186% in fiscal year 1998.

During fiscal year 1999, the Company repurchased 149 million shares of common stock for an aggregate cost of $1.5 billion, primarily to manage the dilution resulting from shares issued under the Company's employee stock option and purchase plans. The Company is currently authorized to repurchase up to 200 million additional shares of its outstanding common stock and anticipates that repurchases will constitute a significant use of future cash resources. At January 29, 1999, the Company held equity instrument contracts that entitle it to purchase 49 million additional shares of common stock at an average cost of $14 per share at various times through the third quarter of fiscal year 2000. For additional information regarding the Company's stock repurchase program, see
Note 6 of Notes to Consolidated Financial Statements included in "Item
8 -- Financial Statements and Supplementary Data."

The Company utilized $296 million in cash during fiscal year 1999 to improve and equip its manufacturing and office facilities as the Company continues to grow. Cash flows for similar capital expenditures for fiscal year 2000 are expected to be approximately $400 million.

The Company maintains master lease facilities providing the capacity to fund up to $820 million. The combined facilities provide for the ability of the Company to lease certain real property, buildings and equipment to be constructed or acquired. At January 29, 1999, $222 million of the combined facilities had been utilized.

In April 1998, the Company issued $200 million in Senior Notes and $300 million in Senior Debentures. For additional information regarding these issuances, see
Note 2 of Notes to Consolidated Financial Statements included in "Item
8 -- Financial Statements and Supplementary Data."

The Company maintains a $250 million revolving credit facility, which expires in June 2002. At January 29, 1999, this facility was unused.

Management believes that the Company has sufficient resources from cash provided from operations and available borrowings to support its operations and capital requirements for at least the next 12 months.

MARKET RISK

The Company is exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage these risks.

Foreign Currency Hedging Activities

The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, the Company utilizes foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments in most of the foreign countries in which the Company operates. The principal currencies hedged during fiscal year 1999 were the British pound, Japanese yen, German mark, French franc and Canadian dollar. The Company monitors its foreign currency exchange exposures daily to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position.

Based on the Company's foreign currency exchange instruments outstanding at January 29, 1999, the Company estimates a maximum potential one-day loss in fair value of approximately $12 million, using a Value-at-Risk ("VAR") model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The Company used a Monte Carlo simulation type model that valued its foreign currency instruments against a thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by the Company. Additionally, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on the Company's results of operations and financial position during fiscal years 1999, 1998 and 1997.

Euro Conversion

The Company has evaluated the potential impact of the Euro conversion on the Company. The Company identified issues related to the Euro conversion, including issues related to information systems and business processes, and assessed the effect on the Company's results of operations and financial position. Also, the Company introduced www.euro.dell.com to provide the latest information on the Company's Euro initiatives, as well as to provide basic tools to assist the Company's customers in dealing with the Euro conversion. There can be no assurance that all issues related to the Euro conversion have been identified and that any issues will not have a material effect on the Company's results of operations or financial position. However, the Company believes that it has and will continue to take appropriate steps to assess and address Euro conversion issues and currently does not expect that its business will be adversely affected by such conversion in any material respect.

Marketable Securities

The fair value of the Company's investments in marketable securities at January 29, 1999, was approximately $3 billion. The Company's investment policy is to manage its marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities and through the use of different investment brokers. The Company's marketable securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company's marketable securities portfolio and interest rates at January 29, 1999, a 175 basis point increase or decrease in interest rates would result in a decrease or increase of $25 million, respectively, in the fair value of the marketable securities portfolio. Changes in interest rates may affect the fair value of the marketable securities portfolio; however, such gains or losses would not be realized unless the investments are sold.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

There are numerous factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; the level of demand for personal computers; the level and intensity of competition in the computer industry and the pricing pressures that may result; the ability of the Company to timely and effectively manage periodic product transitions, as well as component availability; the ability of the Company to develop new products based on new or evolving technology and the market's acceptance of those products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period; the Company's ability to continue to improve its infrastructure (including personnel and systems) to keep pace with the growth in its overall business activities; and the Company's ability to ensure its products and internal systems and devices will be Year 2000 ready and to assess the Year 2000 readiness and risk to the Company of its third party providers, and implement effective contingency plans where needed. For a discussion of these and other factors affecting the Company's business and prospects, see "Item 1
-- Business -- Factors Affecting the Company's Business and Prospects."

YEAR 2000

The following disclosure is a Year 2000 readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

State of Readiness

The Company established a formal Year 2000 readiness program in February 1997. The Company's Year 2000 program consists of two separate initiatives, the Millennium Project and the Product Group Y2K Project.

The purpose of the Millennium Project is to assess the Year 2000 readiness of the Company's component and service providers and the Company's internal systems and devices. The Company identified and assessed its internal systems and devices and, where remedial steps were required to make those systems Year 2000 ready, prioritized the remedial steps to be taken. As of March 31, 1999, the Company had completed its assessment and renovation of all mission critical internal systems and devices and believes all are substantially Year 2000 ready. However, because the full ramifications of the Year 2000 issue will not be fully realized until after the Year 2000 date change, the Company can provide no assurances that its internal systems and devices will not be adversely affected by the Year 2000 date change.

The Company has also identified, through the Millennium Project, its critical component and service providers and is contacting each such vendor to assess that vendor's Year 2000 readiness. The Company has assigned each such vendor a priority rating based on the criticality of the function it provides to the Company. The Company is assessing the Year 2000 readiness of each critical vendor. Through March 31, 1999, the Company had received written responses from approximately 50% of its critical vendors, and expects to complete a review of all of its critical vendors by no later than June 30, 1999. Because the Company is relying on information provided to it by third parties to assess the Year 2000 readiness of such vendors, the Company cannot provide assurances that all of its critical vendors are or will be Year 2000 ready. Therefore, the Company cannot provide assurances that the Company will not be adversely affected by the Year 2000 date change.

Through the Product Group Y2K Project, the Company is analyzing the Year 2000 readiness status of the computer hardware manufactured by the Company, to provide an effective means of communicating the readiness status to customers, and to implement an ongoing testing and monitoring program to help enable all new Dell computer hardware offerings to meet the Company's Year 2000 readiness standards. The Company has analyzed and continues to analyze the Year 2000 status of the computer hardware manufactured by the Company. All Dell-branded hardware products shipped after January 1, 1997 meet the Company's Year 2000 readiness standards. Dell-branded hardware manufactured prior to that time can generally be updated to meet the Company's Year 2000 readiness standards through BIOS upgrades or software patches. The Company has created a Web site at www.dell.com/year2000, which contains detailed information about the Year 2000 issue, the Company's Year 2000 readiness standards and its Year 2000 program. Through the Web site, customers can assess the Year 2000 readiness of their hardware and can obtain software patches and BIOS upgrades from the Company, free of charge, to help prepare the hardware for the Year 2000 rollover. Customers without Internet access may request free copies of the software patches and BIOS upgrades by telephone or mail. The Company's Year 2000 readiness program applies only to Dell-branded hardware manufactured and Dell-branded software developed by the Company. Although the Company has attempted to ascertain the Year 2000 status of third party software and peripherals loaded on or distributed with Company computer systems, it does not and cannot guarantee the Year 2000 status of any software or peripherals provided by third parties.

Costs

The Company currently does not expect that the total costs of its Year 2000 readiness program will be material to its financial condition or results of operation. All costs are charged to expense as incurred, and do not include potential costs related to any customers or other claims or the cost of internal software and hardware replaced in the normal course of business.

Risks/Contingency Plans

The Company believes that the most likely worst case scenarios would involve the interruption of crucial suppliers as a result of infrastructure failures or third party vendor failures. As a result, the Company is developing contingency plans that will address each of the most likely worst case scenarios. Such contingency plans are expected to be completed no later than September 30, 1999. The Company believes that it is taking appropriate steps to assess and address its Year 2000 issues and currently does not expect that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 readiness is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems and devices or the internal systems and devices of one or more critical vendors fail to achieve Year 2000 readiness, the Company's business and its results of operations could be adversely affected.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." See Note 1 of Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data."

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Response to this item is included in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk."

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Financial Statements:
  Report of Independent Accountants.........................   29
  Consolidated Statement of Financial Position at January
     29, 1999 and
     February 1, 1998.......................................   30
  Consolidated Statement of Income for the three fiscal
     years ended January 29, 1999...........................   31
  Consolidated Statement of Cash Flows for the three fiscal
     years ended January 29, 1999...........................   32
  Consolidated Statement of Stockholders' Equity for the
     three fiscal years ended January 29, 1999..............   33
  Notes to Consolidated Financial Statements................   34
Financial Statement Schedule:
  For the three fiscal years ended January 29, 1999
     Schedule II -- Valuation and Qualifying Accounts.......   53

All other schedules are omitted because they are not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Dell Computer Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dell Computer Corporation and its subsidiaries at January 29, 1999 and February 1, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information required to be set forth therein when read in conjunction with the consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Austin, Texas
February 16, 1999

                           DELL COMPUTER CORPORATION

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (IN MILLIONS)

                                     ASSETS

                                                              JANUARY 29,    FEBRUARY 1,
                                                                 1999           1998
                                                              -----------    -----------
Current assets:
  Cash......................................................    $  520         $  320
  Marketable securities.....................................     2,661          1,524
  Accounts receivable, net..................................     2,094          1,486
  Inventories...............................................       273            233
  Other.....................................................       791            349
                                                                ------         ------
          Total current assets..............................     6,339          3,912
Property, plant and equipment, net..........................       523            342
Other.......................................................        15             14
                                                                ------         ------
          Total assets......................................    $6,877         $4,268
                                                                ======         ======

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $2,397         $1,643
  Accrued and other.........................................     1,298          1,054
                                                                ------         ------
          Total current liabilities.........................     3,695          2,697
Long-term debt..............................................       512             17
Other.......................................................       349            261
Commitments and contingent liabilities......................        --             --
                                                                ------         ------
          Total liabilities.................................     4,556          2,975
                                                                ------         ------
Stockholders' equity:
  Preferred stock and capital in excess of $.01 par value;
     shares issued and outstanding: none....................        --             --
  Common stock and capital in excess of $.01 par value;
     shares issued and outstanding: 2,543 and 2,575,
     respectively...........................................     1,781            747
  Retained earnings.........................................       606            607
  Other.....................................................       (66)           (61)
                                                                ------         ------
          Total stockholders' equity........................     2,321          1,293
                                                                ------         ------
          Total liabilities and stockholders' equity........    $6,877         $4,268
                                                                ======         ======

  The accompanying notes are an integral part of these consolidated financial statements.

                           DELL COMPUTER CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                                 (IN MILLIONS)

                                                                       FISCAL YEAR ENDED
                                                            ---------------------------------------
                                                            JANUARY 29,   FEBRUARY 1,   FEBRUARY 2,
                                                               1999          1998          1997
                                                            -----------   -----------   -----------
Net revenue...............................................    $18,243       $12,327       $7,759
Cost of revenue...........................................     14,137         9,605        6,093
                                                              -------       -------       ------
  Gross margin............................................      4,106         2,722        1,666
                                                              -------       -------       ------
Operating expenses:
  Selling, general and administrative.....................      1,788         1,202          826
  Research, development and engineering...................        272           204          126
                                                              -------       -------       ------
          Total operating expenses........................      2,060         1,406          952
                                                              -------       -------       ------
          Operating income................................      2,046         1,316          714
Financing and other.......................................         38            52           33
                                                              -------       -------       ------
  Income before income taxes and extraordinary loss.......      2,084         1,368          747
Provision for income taxes................................        624           424          216
                                                              -------       -------       ------
  Income before extraordinary loss........................      1,460           944          531
Extraordinary loss, net of taxes..........................         --            --          (13)
                                                              -------       -------       ------
  Net income..............................................    $ 1,460       $   944       $  518
                                                              =======       =======       ======
Basic earnings per common share (in whole dollars):
  Income before extraordinary loss........................    $  0.58       $  0.36       $ 0.19
  Extraordinary loss, net of taxes........................         --            --        (0.01)
                                                              -------       -------       ------
  Earnings per common share...............................    $  0.58       $  0.36       $ 0.18
                                                              =======       =======       ======
Diluted earnings per common share (in whole dollars)......    $  0.53       $  0.32       $ 0.17
                                                              =======       =======       ======
Weighted average shares outstanding:
  Basic...................................................      2,531         2,631        2,838
  Diluted.................................................      2,772         2,952        3,126

  The accompanying notes are an integral part of these consolidated financial statements.

                           DELL COMPUTER CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                       FISCAL YEAR ENDED
                                                            ---------------------------------------
                                                            JANUARY 29,   FEBRUARY 1,   FEBRUARY 2,
                                                               1999          1998          1997
                                                            -----------   -----------   -----------
Cash flows from operating activities:
  Net income..............................................   $  1,460      $    944       $   518
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization......................        103            67            47
       Tax benefits of employee stock plans...............        444           164            37
       Other..............................................         11            24            29
Changes in:
  Operating working capital...............................        367           365           622
  Non-current assets and liabilities......................         51            28           109
                                                             --------      --------       -------
          Net cash provided by operating activities.......      2,436         1,592         1,362
                                                             --------      --------       -------
Cash flows from investing activities:
  Marketable securities:
     Purchases............................................    (16,459)      (12,305)       (9,538)
     Maturities and sales.................................     15,341        12,017         8,891
  Capital expenditures....................................       (296)         (187)         (114)
                                                             --------      --------       -------
          Net cash used in investing activities...........     (1,414)         (475)         (761)
                                                             --------      --------       -------
Cash flows from financing activities:
  Purchase of common stock................................     (1,518)       (1,023)         (495)
  Issuance of common stock under employee plans...........        212            88            57
  Proceeds from issuance of long-term debt, net of
     issuance costs.......................................        494            --            --
  Cash received from sale of equity options and other.....         --            37            --
  Repurchase of 11% senior notes..........................         --            --           (95)
                                                             --------      --------       -------
          Net cash used in financing activities...........       (812)         (898)         (533)
                                                             --------      --------       -------
Effect of exchange rate changes on cash...................        (10)          (14)           (8)
                                                             --------      --------       -------
Net increase in cash......................................        200           205            60
Cash at beginning of period...............................        320           115            55
                                                             --------      --------       -------
Cash at end of period.....................................   $    520      $    320       $   115
                                                             ========      ========       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           DELL COMPUTER CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                               COMMON STOCK AND
                                              CAPITAL IN EXCESS
                                                 OF PAR VALUE
                                              ------------------    RETAINED
                                              SHARES     AMOUNT     EARNINGS    OTHER     TOTAL
                                              -------    -------    --------    -----    -------
Balances at January 28, 1996................   2,990     $  430     $   570     $(27)    $   973
  Net income................................      --         --         518       --         518
  Stock issuance under employee plans,
     including tax benefits.................      25         65          --      (18)         47
  Purchase and retirement of 246 million
     shares.................................    (246)       (22)       (388)      --        (410)
  Purchase and reissuance of 76 million
     shares for employee plans and preferred
     stock conversion.......................      --         --         (55)      (6)        (61)
  Reclassification of put options...........      --       (279)         --       --        (279)
  Other.....................................      --          1           2       15          18
                                               -----     ------     -------     ----     -------
Balances at February 2, 1997................   2,769        195         647      (36)        806
  Net income................................      --         --         944       --         944
  Stock issuance under employee plans,
     including tax benefits.................      84        274          --      (11)        263
  Purchase and retirement of 278 million
     shares.................................    (278)       (39)       (984)      --      (1,023)
  Reclassification of put options...........      --        279          --       --         279
  Other.....................................      --         38          --      (14)         24
                                               -----     ------     -------     ----     -------
Balances at February 1, 1998................   2,575        747         607      (61)      1,293
  Net income................................      --         --       1,460       --       1,460
  Stock issuance under employee plans,
     including tax benefits.................     117      1,092          --       (7)      1,085
  Purchase and retirement of 149 million
     shares.................................    (149)       (60)     (1,458)      --      (1,518)
  Other.....................................      --          2          (3)       2           1
                                               -----     ------     -------     ----     -------
Balances at January 29, 1999................   2,543     $1,781     $   606     $(66)    $ 2,321
                                               =====     ======     =======     ====     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           DELL COMPUTER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business -- Dell Computer Corporation, a Delaware corporation (including its consolidated subsidiaries, the "Company") designs, develops, manufactures, markets, services and supports a wide range of computer systems, including desktop computer systems, notebook computers and enterprise systems (includes servers, workstations and storage products), and also markets software, peripherals and service and support programs. The Company is managed on a geographic basis with those geographic segments being the Americas, Europe and Asia-Pacific and Japan regions. The Company markets and sells its computer products and services under the Dell(R) brand name directly to its various customer groups. These customer groups include large corporate, government, medical and education accounts, as well as small-to-medium businesses and individuals. The Company conducts operations worldwide through wholly owned subsidiaries; such operations are primarily concentrated in the North America, Europe and Asia-Pacific and Japan regions.

Fiscal Year -- During fiscal year 1999, the Company changed its fiscal year from the 52 or 53 week period ending on the Sunday nearest January 31 to the Friday nearest January 31. The change in fiscal year had no material effect on the Company's consolidated financial statements.

Principles of Consolidation -- The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company. All significant intercompany transactions and balances have been eliminated.

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

Marketable Securities -- The Company's marketable securities are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of stockholders' equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. Gains and losses on marketable securities are included in Financing and Other when realized. The Company accounts for highly liquid investments with maturities of three months or less at date of acquisition as marketable securities and reflects the related cash flows as investing cash flows. As a result, a significant portion of its gross marketable securities purchases, maturities and sales activity disclosed as investing cash flows is related to highly liquid investments.

Inventories -- Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis.

Property, Plant and Equipment -- Property, plant and equipment are carried at depreciated cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which range from 10 to 30 years for buildings and two to five years for all other assets. Leasehold improvements are amortized over the shorter of five years or the lease term.

Foreign Currency Translation -- The majority of the Company's international sales are made by international subsidiaries which have the U.S. dollar as their functional currency. International subsidiaries which have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement are included in Financing and

Other. The Company's subsidiaries that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of stockholders' equity. Items of revenue and expense for the Company's international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur.

Foreign Currency Hedging Instruments -- The Company enters into foreign currency exchange contracts to hedge its foreign currency risks. These contracts are designated at inception as a hedge and measured for effectiveness both at inception and on an ongoing basis. Realized and unrealized gains or losses and premiums paid on foreign currency purchased option contracts that are designated and effective as hedges of probable anticipated, but not firmly committed, foreign currency transactions are deferred and recognized in income as a component of net revenue, cost of revenue and/or operating expenses in the same period as the hedged transaction. Forward contracts designated as hedges of probable anticipated or firmly committed transactions are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the accompanying consolidated statement of income.

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

Revenue Recognition -- Sales revenue is recognized at the date of shipment to customers. Provision is made for an estimate of product returns and doubtful accounts and is based on historical experience. Revenue from separately priced service and extended warranty programs is deferred and recognized over the extended warranty period.

Warranty and Other Post-sales Support Programs -- The Company provides currently for the estimated costs that may be incurred under its initial warranty and other post-sales support programs.

Advertising Costs -- Advertising costs are charged to expense as incurred. Advertising expenses for fiscal years 1999, 1998 and 1997 were $199 million, $137 million and $87 million, respectively.

Stock-Based Compensation -- The Company applies the intrinsic value method in accounting for its stock option and employee stock purchase plans. Accordingly, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant or in connection with the employee stock purchase plan.

Income Taxes -- The provision for income taxes is based on income before taxes as reported in the accompanying consolidated statement of income. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings Per Common Share -- Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share for each of the past three fiscal years:

                                                                       FISCAL YEAR ENDED
                                                            ---------------------------------------
                                                            JANUARY 29,   FEBRUARY 1,   FEBRUARY 2,
                                                               1999          1998          1997
                                                            -----------   -----------   -----------
                                                             (IN MILLIONS, EXCEPT PER SHARE DATA)
Net income................................................    $1,460        $  944        $  518
Weighted average shares outstanding:
  Basic...................................................     2,531         2,631         2,838
  Employee stock options and other........................       241           321           288
                                                              ------        ------        ------
  Diluted.................................................     2,772         2,952         3,126
                                                              ======        ======        ======
Earnings per common share(a):
  Basic...................................................    $ 0.58        $ 0.36        $ 0.18
  Diluted.................................................    $ 0.53        $ 0.32        $ 0.17

---------------

(a) Includes extraordinary loss of $0.01 basic per common share for fiscal year 1997.

Comprehensive Income -- The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in the fiscal year ended January 29, 1999. The Company's comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities held as available-for-sale investments. Comprehensive income of $1,459 million, $923 million and $517 million, respectively, for fiscal years 1999, 1998 and 1997, was not materially different from reported net income.

Segment Information -- The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended January 29, 1999. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information as illustrated in Note 11.

Recently Issued Accounting Pronouncement -- In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is assessing the impact of SFAS No. 133 on its consolidated financial statements.

Reclassifications -- Certain prior year amounts have been reclassified to conform to the fiscal year 1999 presentation.

NOTE 2 -- FINANCIAL INSTRUMENTS

DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value of marketable securities, long-term debt and related interest rate derivative instruments has been estimated based upon market quotes from brokers. The fair value of foreign currency forward contracts has been estimated using market quoted rates of foreign currencies at the applicable balance sheet date. The estimated fair value of foreign currency purchased option contracts is based on market quoted rates at the applicable balance sheet date and the Black-Scholes options pricing model. Considerable judgment is necessary in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Changes in assumptions could significantly affect the estimates.

Cash, accounts receivable, accounts payable and accrued and other liabilities are reflected in the accompanying consolidated statement of financial position at fair value because of the short-term maturity of these financial instruments.

MARKETABLE SECURITIES

The following table summarizes by major security type the cost of the Company's holdings of marketable securities, which approximates fair value on both dates.

                                                              JANUARY 29,    FEBRUARY 1,
                                                                 1999           1998
                                                              -----------    -----------
                                                                    (IN MILLIONS)
Mutual funds, principally invested in debt securities.......    $1,298         $  800
Preferred stock.............................................       270            172
Debt securities:
  U.S. corporate and bank debt..............................       689            307
  State and municipal securities............................       328            190
  U.S. government and agencies..............................        33             40
  International corporate and bank debt.....................        43             15
                                                                ------         ------
Total debt securities.......................................     1,093            552
                                                                ------         ------
          Total marketable securities.......................    $2,661         $1,524
                                                                ======         ======

At January 29, 1999, debt securities with a carrying amount of $831 million mature within one year; the remaining debt securities mature within five years. The Company's gross realized gains and losses on the sale of marketable securities for fiscal years 1999, 1998 and 1997, were not material.

FOREIGN CURRENCY INSTRUMENTS

The Company uses foreign currency purchased option contracts and forward contracts to reduce its exposure to currency fluctuations involving probable anticipated, but not firmly committed, transactions and transactions with firm foreign currency commitments. These transactions include international sales by U.S. dollar functional currency entities, foreign currency denominated purchases of certain components and intercompany shipments to certain international subsidiaries. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. Foreign currency purchased options generally expire in 12 months or less. At January 29, 1999, the Company held purchased option contracts with a notional amount of $1 billion, a net asset value of $48 million and a combined net realized and unrealized deferred loss of $21 million. At February 1, 1998, the Company held purchased option contracts with a notional amount of $2 billion, a net asset value of $69 million and a combined net realized and unrealized deferred loss of $2 million. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is entered into until the time it is settled. Transactions with firm foreign currency commitments are generally hedged using foreign currency forward contracts for periods not exceeding three months. At January 29, 1999, the Company held forward contracts with a notional amount of $1 billion, a net liability value of $24 million and a combined net realized and unrealized deferred gain of $1 million. At February 1, 1998, the Company held forward contracts with a notional amount of $800 million, a net asset value of $26 million and a net realized and unrealized deferred gain of $10 million.

LONG-TERM DEBT AND INTEREST RATE RISK MANAGEMENT

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

Concurrent with the issuance of the Senior Notes and Senior Debentures, the Company entered into interest rate swap agreements converting the Company's interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and marketable securities portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London interbank offered rates ("LIBOR") plus .40% and .79% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, the Company's effective interest rates for the Senior Notes and Senior Debentures were 6.08% and 6.44%, respectively, for fiscal year 1999.

The Company has designated the issuance of the Senior Notes and Senior Debentures and the related interest rate swap agreements as an integrated transaction. Accordingly, the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change.

During fiscal year 1997, the Company repurchased $95 million of its outstanding $100 million 11% senior notes due August 15, 2000. As a result of the repurchase, the Company recorded an extraordinary loss of $13 million (net of tax benefit of $7 million).

The difference between the Company's carrying amounts and fair value of its long-term debt and related interest rate swaps was not material at January 29, 1999 and February 1, 1998.

NOTE 3 -- INCOME TAXES

The provision for income taxes consists of the following:

                                                                       FISCAL YEAR ENDED
                                                            ---------------------------------------
                                                            JANUARY 29,   FEBRUARY 1,   FEBRUARY 2,
                                                               1999          1998          1997
                                                            -----------   -----------   -----------
                                                                         (IN MILLIONS)
Current:
  Domestic................................................     $567          $362          $252
  Foreign.................................................       86            41            34
Deferred..................................................      (29)           21           (70)
                                                               ----          ----          ----
Provision for income taxes................................     $624          $424          $216
                                                               ====          ====          ====

Income before income taxes and extraordinary loss included approximately $529 million, $309 million and $191 million related to foreign operations in fiscal years 1999, 1998 and 1997, respectively.

The Company has not recorded a deferred income tax liability of approximately $263 million for additional taxes that would result from the distribution of certain earnings of its foreign subsidiaries, if they were repatriated. The Company currently intends to reinvest indefinitely these undistributed earnings of its foreign subsidiaries.

The components of the Company's net deferred tax asset (included in other current assets) are as follows:

                                                                      FISCAL YEAR ENDED
                                                          -----------------------------------------
                                                          JANUARY 29,    FEBRUARY 1,    FEBRUARY 2,
                                                             1999           1998           1997
                                                          -----------    -----------    -----------
                                                                        (IN MILLIONS)
Deferred service contract revenue.......................     $118           $124           $107
Inventory and warranty provisions.......................       45             24             21
Provisions for product returns and doubtful accounts....       25             20             31
Other...................................................      (51)           (62)           (26)
                                                             ----           ----           ----
Net deferred tax asset..................................     $137           $106           $133
                                                             ====           ====           ====

The effective tax rate differed from statutory U.S. federal income tax rate as follows:

                                                                      FISCAL YEAR ENDED
                                                          -----------------------------------------
                                                          JANUARY 29,    FEBRUARY 1,    FEBRUARY 2,
                                                             1999           1998           1997
                                                          -----------    -----------    -----------
U.S. federal statutory rate.............................     35.0%          35.0%          35.0%
Foreign income taxed at different rates.................     (7.0)%         (4.6)%         (6.2)%
Other...................................................      2.0%           0.6%           0.2%
                                                             ----           ----           ----
Effective tax rates.....................................     30.0%          31.0%          29.0%
                                                             ====           ====           ====

NOTE 4 -- FINANCING ARRANGEMENTS

The Company maintains a $250 million revolving credit facility, which expires in June 2002. At February 1, 1998, the Company had a $150 million receivables securitization facility. The receivables securitization facility was cancelled during fiscal year 1999. Commitment fees for both facilities are payable quarterly and are based on specific liquidity requirements. Commitment fees paid in fiscal years 1999, 1998 and 1997 were not material to the Company. At January 29, 1999 and February 1, 1998, these facilities were unused.

NOTE 5 -- PREFERRED STOCK

Authorized Shares -- The Company has the authority to issue five million shares of preferred stock, par value $.01 per share. At January 29, 1999 and February 1, 1998, no shares of preferred stock were issued or outstanding.

Series A Junior Participating Preferred Stock -- In conjunction with the distribution of Preferred Share Purchase Rights (see Note 8 -- Preferred Share Purchase Rights), the Company's Board of Directors designated 200,000 shares of preferred stock as Series A Junior Participating Preferred Stock ("Junior Preferred Stock") and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. At January 29, 1999 and February 1, 1998, no shares of Junior Preferred Stock were issued or outstanding.

NOTE 6 -- COMMON STOCK

Authorized Shares -- On July 17, 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock, par value $.01 per share, that the Company is authorized to issue from one billion to three billion.

Stock Splits -- On each of March 6, 1998, September 4, 1998 and March 5, 1999, the Company effected a two-for-one common stock split by paying a 100% stock dividend to stockholders of record as of February 27, 1998, August 28, 1998 and February 26, 1999, respectively. All share and per share information included in the accompanying consolidated financial statements and related notes have been restated to reflect these stock splits.

Stock Repurchase Program -- The Board of Directors has authorized the Company to repurchase up to one billion shares of its common stock in open market or private transactions. During fiscal years 1999 and 1998, the Company repurchased 149 million and 278 million shares of its common stock, respectively, for an aggregate cost of $1.5 billion and $1.0 billion, respectively. The Company utilizes equity instrument contracts to facilitate its repurchase of common stock. At January 29, 1999 and February 1, 1998, the Company held equity instrument contracts that relate to the purchase of 49 million and 200 million shares of common stock, respectively, at an average cost of $14 and $11 per share, respectively. Additionally, at January 29, 1999 and February 1, 1998, the Company had outstanding put obligations covering 33 million and 218 million shares, respectively, at an average exercise price of $11 and $10, respectively. The equity instruments are exercisable only at date of expiration, with the expiration dates ranging from the first quarter of fiscal year 2000 through the fourth quarter of fiscal year 2000. The outstanding put obligations at January 29, 1999 and February 1, 1998 permitted net-share settlement at the Company's option and, therefore, did not result in a put obligation liability on the accompanying consolidated statement of financial position. The equity instruments did not have a material effect on diluted earnings per common share for fiscal years 1999 and 1998.

NOTE 7 -- BENEFIT PLANS

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

Options granted may be either incentive stock options within the meaning of
Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the existing stock option agreements typically vest pro-rata at each option anniversary date over a five-year period. Stock options must be exercised within 10 years from date of grant. Stock options are generally issued at fair market value. Under the Incentive Plan, each nonemployee director of the Company automatically receives nonqualified stock options annually.

The following table summarizes stock option activity:

                                                         FISCAL YEAR ENDED
                                     ---------------------------------------------------------
                                     JANUARY 29, 1999    FEBRUARY 1, 1998    FEBRUARY 2, 1997
                                     -----------------   -----------------   -----------------
                                              WEIGHTED            WEIGHTED            WEIGHTED
                                     NUMBER   AVERAGE    NUMBER   AVERAGE    NUMBER   AVERAGE
                                       OF     EXERCISE     OF     EXERCISE     OF     EXERCISE
                                     SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                     ------   --------   ------   --------   ------   --------
                                                     (SHARE DATA IN MILLIONS)
Outstanding at beginning of year...    439     $ 2.25     451      $ 0.97     374      $ 0.53
Granted............................     60      19.94      86        6.80     171        1.65
Canceled...........................    (26)      2.63     (19)       1.55     (27)       0.59
Exercised..........................   (110)      1.29     (79)       0.76     (67)       0.38
                                      ----                ---                 ---
Outstanding at end of year.........    363       5.40     439        2.25     451        0.97
                                      ====                ===                 ===
  Exercisable at year-end..........    103       2.27      98        0.84      75        0.45

The following is additional information relating to options outstanding as of January 29, 1999:

                                                   OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                                             --------------------------------   -------------------
                                                      WEIGHTED     WEIGHTED               WEIGHTED
                                             NUMBER   AVERAGE      AVERAGE      NUMBER     AVERAGE
                                               OF     EXERCISE   CONTRACTUAL      OF      EXERCISE
EXERCISE PRICE RANGE                         SHARES    PRICE     LIFE (YEARS)   SHARES      PRICE
--------------------                         ------   --------   ------------   -------   ---------
                                                            (SHARE DATA IN MILLIONS)
$ 0.01 - $ 0.99............................   127      $ 0.60        5.76          53      $ 0.59
  1.00 -   2.49............................    94        1.50        7.24          23        1.51
  2.50 -   4.99............................    41        3.62        7.86          17        3.57
  5.00 -  12.49............................    49        9.05        8.31           7        9.34
 12.50 -  41.55............................    52       22.07        9.27           3       15.36
                                              ---                                 ---
                                              363                                 103
                                              ===                                 ===

During fiscal years 1999, 1998 and 1997, the Company granted one million shares, two million shares and 10 million shares, respectively, of restricted stock. For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted shares typically vest over a seven-year period beginning on the date of grant. The Company records unearned compensation equal to the market value of the restricted shares on the date of grant and charges the unearned compensation to expense over the vesting period.

There were 162 million, 40 million and 116 million shares of common stock available for future grants under the Incentive Plan at January 29, 1999, February 1, 1998 and February 2, 1997, respectively.

The Company also has an employee stock purchase plan that qualifies under
Section 423 of the Internal Revenue Code and permits substantially all employees to purchase shares of common stock. Participating employees may purchase common stock through payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 47 million shares at January 29, 1999, 52 million shares at February 1, 1998 and 62 million shares at February 2, 1997. Common stock issued under this plan totaled five million shares in fiscal year 1999, nine million shares in fiscal year 1998 and 13 million shares in fiscal year 1997.

The weighted average fair value of stock options at date of grant was $11.77, $4.06, and $0.93 per option for options granted during fiscal years 1999, 1998, and 1997, respectively. Additionally, the weighted average fair value of the purchase rights under the employee stock purchase plan granted in fiscal years 1999, 1998, and 1997 was $2.51, $1.53, and $0.51 per right, respectively. The weighted average fair value of options and purchase rights under the employee stock purchase plan was determined based on the Black-Scholes model, utilizing the following assumptions:

                                                                FISCAL YEAR ENDED
                                             --------------------------------------------------------
                                             JANUARY 29, 1999    FEBRUARY 1, 1998    FEBRUARY 2, 1997
                                             ----------------    ----------------    ----------------
Expected term:
  Stock options............................       5 years             5 years             5 years
  Employee stock purchase plan.............      6 months            6 months            6 months
Interest rate..............................         5.42%               6.28%               6.40%
Volatility.................................        52.12%              54.92%              56.54%
Dividends..................................            0%                  0%                  0%

Had the Company accounted for its incentive plan and employee stock purchase plan by recording compensation expense based on the fair value at the grant date on a straight-line basis over the vesting period, stock-based compensation costs would have reduced pretax income by $194 million ($136 million, net of taxes), $100 million ($69 million, net of taxes) and $22 million ($16 million, net of taxes) in fiscal years 1999, 1998 and 1997, respectively. The pro forma effect on diluted earnings per common share would have been a reduction of $0.05, $0.02 and $0.01 for fiscal years 1999, 1998 and 1997, respectively. The pro forma effect on basic earnings per common share would have been a reduction of $0.05, $0.03 and $0.01 for fiscal years 1999, 1998 and 1997, respectively.

401(k) Plan -- The Company has a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. Substantially all employees in the U.S. are eligible to participate in the plan. The Company matches 100% of each participant's voluntary contributions, subject to a maximum Company contribution of 3% of the participant's compensation. The Company's contributions during fiscal years 1999, 1998 and 1997 were $21 million, $20 million and $13 million, respectively.

NOTE 8 -- PREFERRED SHARE PURCHASE RIGHTS

On November 29, 1995, the Board of Directors declared a dividend of one Preferred Share Purchase Right (a "Right") for each outstanding share of common stock. The distribution of the Rights was made on December 13, 1995, to the stockholders of record on that date. Each Right entitles the holder to purchase one thirty-two thousandth of a share of Junior Preferred Stock at an exercise price of $225 per one-thousandth of a share.

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

NOTE 9 -- COMMITMENTS, CONTINGENCIES AND CERTAIN CONCENTRATIONS

Lease Commitments -- The Company maintains master lease facilities providing the capacity to fund up to $820 million. The combined facilities provide for the ability of the Company to lease certain real property, buildings and equipment (collectively referred to as the "Properties") to be constructed or acquired. Rent obligations for the Properties commence on various dates. At January 29, 1999, $222 million of the combined facilities had been utilized.

The leases have initial terms of five years with an option to renew for two successive years, subject to certain conditions. The Company may, at its option, purchase the Properties during or at the end of the lease term for 100% of the then outstanding amounts expended by the lessor to complete the Properties. If the Company does not exercise the purchase option, the Company will guarantee a residual value of the Properties as determined by the agreement (approximately $189 million and $36 million at January 29, 1999 and February 1, 1998, respectively).

The Company leases other property and equipment, manufacturing facilities and office space under non-cancelable leases. Certain leases obligate the Company to pay taxes, maintenance and repair costs.

Future minimum lease payments under all non-cancelable leases as of January 29, 1999 are as follows: $31 million in 2000; $27 million in 2001; $18 million in 2002; $14 million in 2003; $11 million in 2004; and $324 million thereafter. Rent expense under all of the Company's leases totaled $58 million, $36 million and $33 million for fiscal years 1999, 1998 and 1997, respectively.

Legal Matters -- The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Certain Concentrations -- All of the Company's foreign currency exchange and interest rate derivative instruments involve elements of market and credit risk in excess of the amounts recognized in the accompanying consolidated financial statements. The counterparties to the financial instruments consist of a number of major financial institutions. In addition to limiting the amount of agreements and contracts it enters into with any one party, the Company monitors its positions with and the credit quality of the counterparties to these financial instruments. The Company does not anticipate nonperformance by any of the counterparties.

The Company's marketable securities are placed with high quality financial institutions and companies. The Company currently invests primarily in debt securities that have maturities of less than three years. Management believes that no significant concentration of credit risk for marketable securities exists for the Company.

The Company markets and sales its products and services to large corporate, government, medical and education customers, small-to-medium businesses and individuals. Its receivables from such parties are well diversified.

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

NOTE 10 -- RELATED PARTY TRANSACTIONS

During fiscal year 1998, the Company and Newcourt Credit Group Inc. ("Newcourt") formed a joint venture, Dell Financial Services L.P. ("DFS"), to provide leasing and other financial services to the Company's customers. The Company has a 70% equity interest in DFS; however, as the Company does not exercise control over DFS, it accounts for the investment under the equity method. During fiscal year 1999, DFS originated financing arrangements for the Company's customers totaling $895 million. The Company's investment in DFS at January 29, 1999 and February 1, 1998, was not material to the Company's financial position or results of operations.

NOTE 11 -- SEGMENT INFORMATION

As described in Note 1, the Company adopted SFAS No. 131 in fiscal year 1999. The Company has three reportable business segments: the Americas, Europe and Asia-Pacific and Japan regions.

The Company conducts operations worldwide and is managed on a geographic basis, with those geographic segments being the Americas, Europe and Asia-Pacific and Japan regions. The Americas segment, which is based in Round Rock, Texas, covers the U.S., Canada and Latin America. The European segment, which is based in Bracknell, England, covers the European countries and also some countries in the Middle East and Africa. The Asia-Pacific/Japan segment covers the Pacific Rim, including Japan, Australia and New Zealand, and is based in Hong Kong (for areas other than Japan) and Kawasaki, Japan (for Japan). The Company's operations are primarily concentrated in the North America, Europe and Asia-Pacific and Japan regions.

The accounting policies of the geographic segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to and evaluates performance of its geographic segments based on operating income. Transfers between geographic areas are recorded using internal transfer prices set by the Company.

The table below presents information about the Company's reportable segments:

                                                                     FISCAL YEAR 1999
                                              --------------------------------------------------------------
                                                                  ASIA PACIFIC
                                              AMERICAS   EUROPE    AND JAPAN     ELIMINATIONS   CONSOLIDATED
                                              --------   ------   ------------   ------------   ------------
                                                                      (IN MILLIONS)
Net revenue from unaffiliated customers.....  $12,420    $4,674      $1,149          $ --         $18,243
Transfers between geographic segments.......       33         5           1           (39)             --
                                              -------    ------      ------          ----         -------
         Total net revenue..................  $12,453    $4,679      $1,150          $(39)        $18,243
                                              =======    ======      ======          ====         =======
Operating income............................  $ 1,802    $  446      $   78          $ --         $ 2,326
                                              =======    ======      ======          ====
Corporate expenses..........................                                                         (280)
                                                                                                  -------
         Total operating income.............                                                      $ 2,046
                                                                                                  =======
Depreciation and amortization...............  $    59    $   29      $    8          $ --         $    96
                                              =======    ======      ======          ====
Corporate depreciation and amortization.....                                                            7
                                                                                                  -------
         Total depreciation and
           amortization.....................                                                      $   103
                                                                                                  =======
Identifiable assets.........................  $ 1,640    $1,017      $  234          $ --         $ 2,891
                                              =======    ======      ======          ====
General corporate assets....................                                                        3,986
                                                                                                  -------
         Total assets.......................                                                      $ 6,877
                                                                                                  =======

                                                                     FISCAL YEAR 1998
                                              --------------------------------------------------------------
                                                                  ASIA PACIFIC
                                              AMERICAS   EUROPE    AND JAPAN     ELIMINATIONS   CONSOLIDATED
                                              --------   ------   ------------   ------------   ------------
                                                                      (IN MILLIONS)
Net revenue from unaffiliated customers.....   $8,531    $2,956       $840           $ --         $12,327
Transfers between geographic segments.......       67        17         --            (84)             --
                                               ------    ------       ----           ----         -------
         Total net revenue..................   $8,598    $2,973       $840           $(84)        $12,327
                                               ======    ======       ====           ====         =======
Operating income............................   $1,152    $  255       $ 33           $ --         $ 1,440
                                               ======    ======       ====           ====
Corporate expenses..........................                                                         (124)
                                                                                                  -------
         Total operating income.............                                                      $ 1,316
                                                                                                  =======
Depreciation and amortization...............   $   42    $   16       $  5           $ --         $    63
                                               ======    ======       ====           ====
Corporate depreciation and amortization.....                                                            4
                                                                                                  -------
         Total depreciation and
           amortization.....................                                                      $    67
                                                                                                  =======
Identifiable assets.........................   $1,363    $  605       $172           $ --         $ 2,140
                                               ======    ======       ====           ====
General corporate assets....................                                                        2,128
                                                                                                  -------
         Total assets.......................                                                      $ 4,268
                                                                                                  =======

                                                                     FISCAL YEAR 1997
                                              --------------------------------------------------------------
                                                                  ASIA PACIFIC
                                              AMERICAS   EUROPE    AND JAPAN     ELIMINATIONS   CONSOLIDATED
                                              --------   ------   ------------   ------------   ------------
                                                                      (IN MILLIONS)
Net revenue from unaffiliated customers.....   $5,279    $2,004       $476           $ --         $ 7,759
Transfers between geographic segments.......       50        32         --            (82)             --
                                               ------    ------       ----           ----         -------
         Total net revenue..................   $5,329    $2,036       $476           $(82)        $ 7,759
                                               ======    ======       ====           ====         =======
Operating income (loss).....................   $  609    $  193       $ (6)          $ --         $   796
                                               ======    ======       ====           ====
Corporate expenses..........................                                                          (82)
                                                                                                  -------
         Total operating income.............                                                      $   714
                                                                                                  =======
Depreciation and amortization...............   $   31    $   11       $  3           $ --         $    45
                                               ======    ======       ====           ====
Corporate depreciation and amortization.....                                                            2
                                                                                                  -------
         Total depreciation and
           amortization.....................                                                      $    47
                                                                                                  =======
Identifiable assets.........................   $  903    $  390       $125           $ --         $ 1,418
                                               ======    ======       ====           ====
General corporate assets....................                                                        1,575
                                                                                                  -------
         Total assets.......................                                                      $ 2,993
                                                                                                  =======

The following is net revenues and long-lived asset information for geographic areas:

                                                                 FISCAL YEAR ENDED
                                               ------------------------------------------------------
                                               JANUARY 29, 1999   FEBRUARY 1, 1998   FEBRUARY 2, 1997
                                               ----------------   ----------------   ----------------
                                                                   (IN MILLIONS)
Net revenues
  U.S........................................      $11,668            $ 7,987             $4,957
  Other foreign countries....................        6,575              4,340              2,802
                                                   -------            -------             ------
          Total net revenues.................      $18,243            $12,327             $7,759
                                                   =======            =======             ======

                                                                 FISCAL YEAR ENDED
                                               ------------------------------------------------------
                                               JANUARY 29, 1999   FEBRUARY 1, 1998   FEBRUARY 2, 1997
                                               ----------------   ----------------   ----------------
                                                                   (IN MILLIONS)
Long-lived assets
  U.S........................................      $   348            $   258             $  175
  Other foreign countries....................          175                 84                 60
                                                   -------            -------             ------
          Total long-lived assets............      $   523            $   342             $  235
                                                   =======            =======             ======

Foreign net revenue is based on the location of the customers. Net revenue and long-lived assets from no single foreign country was material to the Company's consolidated net revenues and long-lived assets for fiscal years 1999, 1998 and 1997.

The following is net revenues by product groups:

                                                                 FISCAL YEAR ENDED
                                               ------------------------------------------------------
                                               JANUARY 29, 1999   FEBRUARY 1, 1998   FEBRUARY 2, 1997
                                               ----------------   ----------------   ----------------
                                                                   (IN MILLIONS)
Desktop computer systems.....................      $10,979            $ 8,022             $5,441
Notebook computers...........................        3,859              2,210              1,271
Enterprise systems...........................        2,193              1,028                289
Other........................................        1,212              1,067                758
                                                   -------            -------             ------
          Totals.............................      $18,243            $12,327             $7,759
                                                   =======            =======             ======

No single customer accounted for more than 10% of the Company's consolidated net revenues during fiscal years 1999, 1998 and 1997.

NOTE 12 -- SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

                                                              JANUARY 29,   FEBRUARY 1,
                                                                 1999          1998
                                                              -----------   -----------
                                                                    (IN MILLIONS)
SUPPLEMENTAL CONSOLIDATED STATEMENT OF FINANCIAL POSITION
  INFORMATION
Accounts receivable:
  Gross accounts receivable.................................    $2,124        $1,514
  Allowance for doubtful accounts...........................       (30)          (28)
                                                                ------        ------
                                                                $2,094        $1,486
                                                                ======        ======
Inventories:
  Production materials......................................    $  234        $  189
  Work-in-process and finished goods........................        39            44
                                                                ------        ------
                                                                $  273        $  233
                                                                ======        ======
Other current assets:
  Income tax receivable.....................................    $  387        $   --
  Other.....................................................       404           349
                                                                ------        ------
                                                                $  791        $  349
                                                                ======        ======
Property, plant and equipment:
  Land and buildings........................................    $  172        $  137
  Computer equipment........................................       205           135
  Machinery and other equipment.............................       252           171
  Leasehold improvements....................................       146            66
                                                                ------        ------
  Total property, plant and equipment.......................       775           509
  Accumulated depreciation and amortization.................      (252)         (167)
                                                                ------        ------
                                                                $  523        $  342
                                                                ======        ======
Accrued and other current liabilities:
  Accrued compensation......................................    $  355        $  236
  Deferred revenue on warranty contracts....................       204           193
  Other.....................................................       739           625
                                                                ------        ------
                                                                $1,298        $1,054
                                                                ======        ======

                                                              JANUARY 29,   FEBRUARY 1,
                                                                 1999          1998
                                                              -----------   -----------
                                                                    (IN MILLIONS)
Other noncurrent liabilities:
  Deferred revenue on warranty contracts....................    $  237        $  225
  Other.....................................................       112            36
                                                                ------        ------
                                                                $  349        $  261
                                                                ======        ======

                                                                       FISCAL YEAR ENDED
                                                            ---------------------------------------
                                                            JANUARY 29,   FEBRUARY 1,   FEBRUARY 2,
                                                               1999          1998          1997
                                                            -----------   -----------   -----------
                                                                         (IN MILLIONS)
SUPPLEMENTAL CONSOLIDATED STATEMENT OF INCOME INFORMATION
Research, development and engineering expenses:
  Research and development expenses.......................     $ 209         $ 145         $  88
  Engineering expenses....................................        63            59            38
                                                               -----         -----         -----
                                                               $ 272         $ 204         $ 126
                                                               =====         =====         =====
Financing and other:
  Interest expense........................................     $ (26)        $  (3)        $  (7)
  Investment and other income, net........................        64            55            40
                                                               -----         -----         -----
                                                               $  38         $  52         $  33
                                                               =====         =====         =====
SUPPLEMENTAL CONSOLIDATED STATEMENT OF CASH FLOWS
  INFORMATION
Changes in operating working capital accounts:
  Accounts receivable, net................................     $(598)        $(638)        $(200)
  Inventories.............................................       (41)           16           177
  Accounts payable........................................       743           638           581
  Accrued and other liabilities...........................       255           644           141
  Other, net..............................................         8          (295)          (77)
                                                               -----         -----         -----
                                                               $ 367         $ 365         $ 622
                                                               =====         =====         =====
Supplemental cash flow information:
  Income taxes paid.......................................     $ 138         $ 180         $ 178
  Interest paid...........................................        19             3            12

NOTE 13 -- UNAUDITED QUARTERLY RESULTS

The following tables contain selected unaudited consolidated statement of income and stock sales price data for each quarter of fiscal years 1999 and 1998.

                                                                    FISCAL YEAR 1999
                                                          -------------------------------------
                                                            4TH       3RD       2ND       1ST
                                                          QUARTER   QUARTER   QUARTER   QUARTER
                                                          -------   -------   -------   -------
                                                          (IN MILLIONS, EXCEPT PER SHARE DATA)
Net revenue.............................................  $5,173    $4,818    $4,331    $3,920
Gross margin............................................   1,161     1,086       985       873
Net income..............................................     425       384       346       305
Earnings per common share(a)(b):
  Basic.................................................  $ 0.17    $ 0.15    $ 0.14    $ 0.12
  Diluted...............................................  $ 0.15    $ 0.14    $ 0.12    $ 0.11
Number of weighted average shares outstanding(b):
  Basic.................................................   2,527     2,527     2,529     2,547
  Diluted...............................................   2,749     2,762     2,785     2,799
Stock sales prices per share(b):
  High..................................................  $50.19    $34.63    $29.56    $21.06
  Low...................................................   29.78     20.38     19.31     12.61

                                                                    FISCAL YEAR 1998
                                                          -------------------------------------
                                                            4TH       3RD       2ND       1ST
                                                          QUARTER   QUARTER   QUARTER   QUARTER
                                                          -------   -------   -------   -------
                                                          (IN MILLIONS, EXCEPT PER SHARE DATA)
Net revenue.............................................  $3,737    $3,188    $2,814    $2,588
Gross margin............................................     822       718       624       558
Net income..............................................     285       248       214       198
Earnings per common share(a)(b):
  Basic.................................................  $ 0.11    $ 0.09    $ 0.08    $ 0.07
  Diluted...............................................  $ 0.10    $ 0.09    $ 0.07    $ 0.07
Number of weighted average shares outstanding(b):
  Basic.................................................   2,564     2,613     2,652     2,699
  Diluted...............................................   2,823     2,884     2,915     2,937
Stock sales prices per share(b):
  High..................................................  $12.63    $12.98    $10.84    $ 5.75
  Low...................................................    8.75      9.13      5.53      3.74

---------------
(a) Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

(b) All share, per share and stock sales price information has been retroactively restated to reflect the two-for-one splits of common stock. See Note 6 -- Common Stock.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The information called for by Part III of Form 10-K (consisting of Item
10 -- Directors and Executive Officers of the Registrant, Item 11 -- Executive Compensation, Item 12 -- Security Ownership of Certain Beneficial Owners and Management and Item 13 -- Certain Relationships and Transactions), to the extent not set forth herein under "Item 1 -- Business -- Executive Officers of the Company," is incorporated by reference from the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The following financial statements are filed as a part of this Report under "Item 8 -- Financial Statements and Supplementary Data":

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................     29
Consolidated Statement of Financial Position at January 29,
  1999 and February 1, 1998.................................     30
Consolidated Statement of Income for the three fiscal years
  ended January 29, 1999....................................     31
Consolidated Statement of Cash Flows for the three fiscal
  years ended January 29, 1999..............................     32
Consolidated Statement of Stockholders' Equity for the three
  fiscal years ended January 29, 1999.......................     33
Notes to Consolidated Financial Statements..................     34

FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as a part of this Report under "Schedule II" immediately preceding the signature page: Schedule II
 -- Valuation and Qualifying Accounts for the three fiscal years ended January 29, 1999. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

EXHIBITS

The following exhibits are filed as a part of this Report, with each exhibit that consists of or includes a management contract or compensatory plan or arrangement being identified with an "*":

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          3.1            -- Certificate of Incorporation, dated October 21, 1987 and filed October 22, 1987 (incorporated by reference to
                            Exhibit 3.1 to the Company's Quarterly Report on Form
                            10-Q for the fiscal quarter ended July 30, 1995,
                            Commission File No. 0-17017)
          3.2            -- Certificate of Amendment to the Certificate of
                            Incorporation, dated May 6, 1988 and filed May 9, 1988
                            (incorporated by reference to Exhibit 3.2 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          3.3            -- Certificate of Amendment to the Certificate of
                            Incorporation, dated June 19, 1991 and filed June 21,
                            1991 (incorporated by reference to Exhibit 3.3 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
          3.4            -- Certificate of Amendment to the Certificate of
                            Incorporation, dated June 19, 1992 and filed July 10,
                            1992 (incorporated by reference to Exhibit 3.4 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
          3.5            -- Certificate of Designation of Series A Convertible
                            Preferred Stock, dated August 24, 1993 and filed August
                            25, 1993 (incorporated by reference to Exhibit 3.5 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
          3.6            -- Certificate of Correction Filed to Correct Certain Errors
                            in the Certificate of Amendment of Certificate of
                            Incorporation Filed in the Office of the Secretary of
                            State of Delaware on May 9, 1988, and in the Certificate
                            of Amendment of Certificate of Incorporation Filed in the
                            Office of the Secretary of State of Delaware on July 10,
                            1992, dated April 27, 1994 and filed May 5, 1994
                            (incorporated by reference to Exhibit 3.6 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
          3.7            -- Certificate of Amendment to Certificate of Incorporation,
                            dated July 31, 1995 and filed August 3, 1995
                            (incorporated by reference to Exhibit 3.7 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
          3.8            -- Certificate of Designations of Series A Junior
                            Participating Preferred Stock, dated November 29, 1995
                            and filed December 4, 1995 (incorporated by reference to
                            Exhibit 3.1 to the Company's Quarterly Report on Form
                            10-Q for the fiscal quarter ended October 29, 1995,
                            Commission File No. 0-17017)
          3.9            -- Certificate of Amendment to Certificate of Incorporation,
                            dated and filed July 18, 1997 (incorporated by reference
                            to Exhibit 3 to the Company's Quarterly Report on Form
                            10-Q for the fiscal quarter ended August 3, 1997,
                            Commission File No. 0-17017)
          3.10           -- Certificate of Amendment to Certificate of Incorporation,
                            dated and filed August 12, 1998 (incorporated by
                            reference to Exhibit 4 to the Company's Quarterly Report
                            on Form 10-Q for the fiscal quarter ended August 12,
                            1998, Commission File No. 0-17017)
          3.11           -- Restated Bylaws, as adopted on November 29, 1995
                            (incorporated by reference to Exhibit 3.3 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended October 29, 1995, Commission File No.
                            0-17017)
          4.1            -- Rights Agreement, dated as of November 29, 1995
                            (incorporated by reference to Exhibit 4 to the Company's
                            Quarterly Report on Form 8-K, dated November 29, 1995,
                            and filed with the Securities and Exchange Commission on
                            November 30, 1995)
          4.2            -- Indenture, dated as of April 27, 1998, between Dell
                            Computer Corporation and Chase Bank of Texas, National
                            Association (incorporated by reference to Exhibit 99.2 of
                            the Company's Current Report on Form 8-K filed April 28,
                            1998, Commission File No. 0-17017)

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          4.3            -- Officers' Certificate pursuant to Section 301 of the
                            Indenture establishing the terms of the Company's 6.55%
                            Senior Notes Due 2008 (incorporated by reference to
                            Exhibit 99.3 of the Company's Current Report on Form 8-K
                            filed April 28, 1998, Commission File No. 0-17017)
          4.4            -- Officers' Certificate pursuant to Section 301 of the
                            Indenture establishing the terms of the Company's 7.10%
                            Senior Debentures Due 2028 (incorporated by reference to
                            Exhibit 99.3 of the Company's Current Report on Form 8-K
                            filed April 28, 1998, Commission File No. 0-17017)
          4.5            -- Form of the Company's 6.55% Senior Notes Due 2008
                            (incorporated by reference to Exhibit 99.5 of the
                            Company's Current Report on Form 8-K filed April 28,
                            1998, Commission File No. 0-17017)
          4.6            -- Form of the Company's 7.10% Senior Debentures Due 2028
                            (incorporated by reference to Exhibit 99.6 of the
                            Company's Current Report on Form 8-K filed April 28,
                            1998, Commission File No. 0-17017)
         10.1*           -- Dell Computer Corporation 1986 Incentive Stock Option
                            Plan, as amended (incorporated by reference to Exhibit 4c
                            to the Company's Registration Statement on Form S-8,
                            Registration No. 33-24621)
         10.2*           -- Dell Computer Corporation 1987 Incentive Stock Option
                            Plan, as amended (incorporated by reference to Exhibit 4d
                            to the Company's Registration Statement on Form S-8,
                            Registration No. 33-24621)
         10.3*           -- Dell Computer Corporation 1987 Non-qualified Stock Option
                            Plan, as amended, including the UK Scheme (incorporated
                            by reference to Exhibit 4e to the Company's Registration
                            Statement on Form S-8, Registration No. 33-24621)
         10.4*           -- Dell Computer Corporation 1989 Stock Option Plan, as
                            amended and restated (incorporated by reference to
                            Exhibit 10.4 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended January 31, 1993, Commission
                            File No. 0-17017)
         10.5*           -- Dell Computer Corporation 1993 Stock Option Plan
                            (incorporated by reference to Exhibit 10.36 to the
                            Company's Registration Statement on Form S-4,
                            Registration No. 33-69680)
         10.6*           -- Dell Computer Corporation Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration
                            Statement on Form S-8, Registration No. 33-54577)
         10.7*           -- First Amendment to Dell Computer Corporation Incentive
                            Plan, dated as of July 21, 1995 (incorporated by
                            reference to Exhibit 10.3 to the Company's Quarterly
                            Report on Form 10-Q for the fiscal quarter ended July 30,
                            1995, Commission File No. 0-17071)
         10.8*           -- Second Amendment to Dell Computer Corporation Incentive
                            Plan, dated as of November 29, 1995 (incorporated by
                            reference to Exhibit 10.8 to the Company's Annual Report
                            on Form 10-K for the fiscal year ended January 28, 1996,
                            Commission File No. 0-17017)
         10.9*           -- Third Amendment to Dell Computer Corporation Incentive
                            Plan, dated as of July 18, 1997 (incorporated by
                            reference to Exhibit 10 to the Company's Quarterly Report
                            on Form 10-Q for the fiscal quarter ended August 3, 1997,
                            Commission File No. 0-17017)
         10.10*          -- Fourth Amendment to Dell Computer Corporation Incentive
                            Plan, dated as of September 12, 1997 (incorporated by
                            reference to Exhibit 10 to the Company's Quarterly Report
                            on Form 10-Q for the fiscal quarter ended November 2,
                            1997, Commission File No. 0-17017)

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.11*          -- Fifth Amendment to Dell Computer Corporation Incentive
                            Plan, dated as of November 21, 1997 (incorporated by
                            reference to Exhibit 10 to the Company's Quarterly Report
                            on Form 10-K for the fiscal year ended February 1, 1998,
                            Commission File No. 0-17017)
         10.12*          -- Dell Computer Corporation Deferred Compensation Plan
                            (incorporated by reference to Exhibit 10.8 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended February 3, 1991, Commission File No. 0-17017)
         10.13*          -- Amendment to Deferred Compensation Plan, adopted on
                            August 25, 1995 (incorporated by reference to Exhibit
                            10.10 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended January 28, 1996, Commission File No.
                            0-17017)
         10.14*+         -- Executive Incentive Bonus Plan, adopted July 17, 1998
         10.15*          -- Amended and Restated Dell Computer Corporation 1998 Broad
                            Based Stock Option Plan, effective October 30, 1998
                            (incorporated by reference to Exhibit 99 to the Company's
                            report on Form 10-Q for the fiscal quarter ended November
                            1, 1998, Commission File No. 0-17017)
         21+             -- Subsidiaries of the Company
         23+             -- Consent of PricewaterhouseCoopers LLP
         27+             -- Financial Data Schedule

---------------

* Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

+ Filed herewith.

REPORTS ON FORM 8-K

On December 21, 1998, the Company filed a Current Report on Form 8-K reporting a change in the fiscal year end of the Company under "Item 8 -- Change in Fiscal Year." No financial statements were included in such filing.

                                  SCHEDULE II
                           DELL COMPUTER CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                                         BALANCE AT   CHARGED TO   WRITE-OFFS    BALANCE
FISCAL                                                   BEGINNING     BAD DEBT    CHARGED TO   AT END OF
YEAR                             DESCRIPTION             OF PERIOD     EXPENSE     ALLOWANCE     PERIOD
------                           -----------             ----------   ----------   ----------   ---------
                                                                          (IN MILLIONS)
1999.................  Allowance for doubtful accounts      $28          $13          $11          $30
1998.................  Allowance for doubtful accounts      $31          $10          $13          $28
1997.................  Allowance for doubtful accounts      $29          $12          $10          $31

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DELL COMPUTER CORPORATION

                                            By:    /s/ MICHAEL S. DELL
                                              ----------------------------------
                                                       Michael S. Dell,
                                                    Chairman of the Board,
                                                   Chief Executive Officer
                                                         and Director

Date: April 27, 1999

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

                        NAME                                         TITLE                        DATE
                        ----                                         -----                        ----

                 /s/ MICHAEL S. DELL                   Chairman of the Board, Chief          April 27, 1999
-----------------------------------------------------    Executive Officer (principal
                   Michael S. Dell                       executive officer) and Director

                 /s/ DONALD J. CARTY                   Director                              April 27, 1999
-----------------------------------------------------
                   Donald J. Carty

             /s/ PAUL O. HIRSCHBIEL, JR.               Director                              April 27, 1999
-----------------------------------------------------
               Paul O. Hirschbiel, Jr.

                /s/ MICHAEL H. JORDAN                  Director                              April 27, 1999
-----------------------------------------------------
                  Michael H. Jordan

               /s/ THOMAS W. LUCE, III                 Director                              April 27, 1999
-----------------------------------------------------
                 Thomas W. Luce, III

                  /s/ KLAUS S. LUFT                    Director                              April 27, 1999
-----------------------------------------------------
                    Klaus S. Luft

               /s/ CLAUDINE B. MALONE                  Director                              April 27, 1999
-----------------------------------------------------
                 Claudine B. Malone

                  /s/ ALEX J. MANDL                    Director                              April 27, 1999
-----------------------------------------------------
                    Alex J. Mandl

                /s/ MICHAEL A. MILES                   Director                              April 27, 1999
-----------------------------------------------------
                  Michael A. Miles

                          *                            Director
-----------------------------------------------------
                  Mary Alice Taylor

                        NAME                                         TITLE                        DATE
                        ----                                         -----                        ----

               /s/ THOMAS J. MEREDITH                  Senior Vice President and Chief       April 27, 1999
-----------------------------------------------------    Financial Officer (principal
                 Thomas J. Meredith                      financial officer)

               /s/ JAMES M. SCHNEIDER                  Senior Vice President -- Finance      April 27, 1999
-----------------------------------------------------    (principal accounting officer)
                 James M. Schneider

* Ms. Taylor did not become a director of the Company until fiscal year 2000. Accordingly, Ms. Taylor did not participate in the preparation or review of this Report related to fiscal year 1999.

                                 EXHIBIT INDEX

The following exhibits are filed as a part of this Report, with each exhibit that consists of or includes a management contract or compensatory plan or arrangement being identified with an "*":

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          3.1            -- Certificate of Incorporation, dated October 21, 1987 and filed October 22, 1987 (incorporated by reference to
                            Exhibit 3.1 to the Company's Quarterly Report on Form
                            10-Q for the fiscal quarter ended July 30, 1995,
                            Commission File No. 0-17017)
          3.2            -- Certificate of Amendment to the Certificate of
                            Incorporation, dated May 6, 1988 and filed May 9, 1988
                            (incorporated by reference to Exhibit 3.2 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
          3.3            -- Certificate of Amendment to the Certificate of
                            Incorporation, dated June 19, 1991 and filed June 21,
                            1991 (incorporated by reference to Exhibit 3.3 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
          3.4            -- Certificate of Amendment to the Certificate of
                            Incorporation, dated June 19, 1992 and filed July 10,
                            1992 (incorporated by reference to Exhibit 3.4 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
          3.5            -- Certificate of Designation of Series A Convertible
                            Preferred Stock, dated August 24, 1993 and filed August
                            25, 1993 (incorporated by reference to Exhibit 3.5 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
          3.6            -- Certificate of Correction Filed to Correct Certain Errors
                            in the Certificate of Amendment of Certificate of
                            Incorporation Filed in the Office of the Secretary of
                            State of Delaware on May 9, 1988, and in the Certificate
                            of Amendment of Certificate of Incorporation Filed in the
                            Office of the Secretary of State of Delaware on July 10,
                            1992, dated April 27, 1994 and filed May 5, 1994
                            (incorporated by reference to Exhibit 3.6 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
          3.7            -- Certificate of Amendment to Certificate of Incorporation,
                            dated July 31, 1995 and filed August 3, 1995
                            (incorporated by reference to Exhibit 3.7 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 30, 1995, Commission File No. 0-17017)
          3.8            -- Certificate of Designations of Series A Junior
                            Participating Preferred Stock, dated November 29, 1995
                            and filed December 4, 1995 (incorporated by reference to
                            Exhibit 3.1 to the Company's Quarterly Report on Form
                            10-Q for the fiscal quarter ended October 29, 1995,
                            Commission File No. 0-17017)
          3.9            -- Certificate of Amendment to Certificate of Incorporation,
                            dated and filed July 18, 1997 (incorporated by reference
                            to Exhibit 3 to the Company's Quarterly Report on Form
                            10-Q for the fiscal quarter ended August 3, 1997,
                            Commission File No. 0-17017)
          3.10           -- Certificate of Amendment to Certificate of Incorporation,
                            dated and filed August 12, 1998 (incorporated by
                            reference to Exhibit 4 to the Company's Quarterly Report
                            on Form 10-Q for the fiscal quarter ended August 12,
                            1998, Commission File No. 0-17017)

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          3.11           -- Restated Bylaws, as adopted on November 29, 1995
                            (incorporated by reference to Exhibit 3.3 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended October 29, 1995, Commission File No.
                            0-17017)
          4.1            -- Rights Agreement, dated as of November 29, 1995
                            (incorporated by reference to Exhibit 4 to the Company's
                            Quarterly Report on Form 8-K, dated November 29, 1995,
                            and filed with the Securities and Exchange Commission on
                            November 30, 1995)
          4.2            -- Indenture, dated as of April 27, 1998, between Dell
                            Computer Corporation and Chase Bank of Texas, National
                            Association (incorporated by reference to Exhibit 99.2 of
                            the Company's Current Report on Form 8-K filed April 28,
                            1998, Commission File No. 0-17017)
          4.3            -- Officers' Certificate pursuant to Section 301 of the
                            Indenture establishing the terms of the Company's 6.55%
                            Senior Notes Due 2008 (incorporated by reference to
                            Exhibit 99.3 of the Company's Current Report on Form 8-K
                            filed April 28, 1998, Commission File No. 0-17017)
          4.4            -- Officers' Certificate pursuant to Section 301 of the
                            Indenture establishing the terms of the Company's 7.10%
                            Senior Debentures Due 2028 (incorporated by reference to
                            Exhibit 99.3 of the Company's Current Report on Form 8-K
                            filed April 28, 1998, Commission File No. 0-17017)
          4.5            -- Form of the Company's 6.55% Senior Notes Due 2008
                            (incorporated by reference to Exhibit 99.5 of the
                            Company's Current Report on Form 8-K filed April 28,
                            1998, Commission File No. 0-17017)
          4.6            -- Form of the Company's 7.10% Senior Debentures Due 2028
                            (incorporated by reference to Exhibit 99.6 of the
                            Company's Current Report on Form 8-K filed April 28,
                            1998, Commission File No. 0-17017)
         10.1*           -- Dell Computer Corporation 1986 Incentive Stock Option
                            Plan, as amended (incorporated by reference to Exhibit 4c
                            to the Company's Registration Statement on Form S-8,
                            Registration No. 33-24621)
         10.2*           -- Dell Computer Corporation 1987 Incentive Stock Option
                            Plan, as amended (incorporated by reference to Exhibit 4d
                            to the Company's Registration Statement on Form S-8,
                            Registration No. 33-24621)
         10.3*           -- Dell Computer Corporation 1987 Non-qualified Stock Option
                            Plan, as amended, including the UK Scheme (incorporated
                            by reference to Exhibit 4e to the Company's Registration
                            Statement on Form S-8, Registration No. 33-24621)
         10.4*           -- Dell Computer Corporation 1989 Stock Option Plan, as
                            amended and restated (incorporated by reference to
                            Exhibit 10.4 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended January 31, 1993, Commission
                            File No. 0-17017)
         10.5*           -- Dell Computer Corporation 1993 Stock Option Plan
                            (incorporated by reference to Exhibit 10.36 to the
                            Company's Registration Statement on Form S-4,
                            Registration No. 33-69680)
         10.6*           -- Dell Computer Corporation Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration
                            Statement on Form S-8, Registration No. 33-54577)
         10.7*           -- First Amendment to Dell Computer Corporation Incentive
                            Plan, dated as of July 21, 1995 (incorporated by
                            reference to Exhibit 10.3 to the Company's Quarterly
                            Report on Form 10-Q for the fiscal quarter ended July 30,
                            1995, Commission File No. 0-17071)

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.8*           -- Second Amendment to Dell Computer Corporation Incentive
                            Plan, dated as of November 29, 1995 (incorporated by
                            reference to Exhibit 10.8 to the Company's Annual Report
                            on Form 10-K for the fiscal year ended January 28, 1996,
                            Commission File No. 0-17017)
         10.9*           -- Third Amendment to Dell Computer Corporation Incentive
                            Plan, dated as of July 18, 1997 (incorporated by
                            reference to Exhibit 10 to the Company's Quarterly Report
                            on Form 10-Q for the fiscal quarter ended August 3, 1997,
                            Commission File No. 0-17017)
         10.10*          -- Fourth Amendment to Dell Computer Corporation Incentive
                            Plan, dated as of September 12, 1997 (incorporated by
                            reference to Exhibit 10 to the Company's Quarterly Report
                            on Form 10-Q for the fiscal quarter ended November 2,
                            1997, Commission File No. 0-17017)
         10.11*          -- Fifth Amendment to Dell Computer Corporation Incentive
                            Plan, dated as of November 21, 1997 (incorporated by
                            reference to Exhibit 10 to the Company's Quarterly Report
                            on Form 10-K for the fiscal year ended February 1, 1998,
                            Commission File No. 0-17017)
         10.12*          -- Dell Computer Corporation Deferred Compensation Plan
                            (incorporated by reference to Exhibit 10.8 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended February 3, 1991, Commission File No. 0-17017)
         10.13*          -- Amendment to Deferred Compensation Plan, adopted on
                            August 25, 1995 (incorporated by reference to Exhibit
                            10.10 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended January 28, 1996, Commission File No.
                            0-17017)
         10.14*+         -- Executive Incentive Bonus Plan, adopted July 17, 1998
         10.15*          -- Amended and Restated Dell Computer Corporation 1998 Broad
                            Based Stock Option Plan, effective October 30, 1998
                            (incorporated by reference to Exhibit 99 to the Company's
                            report on Form 10-Q for the fiscal quarter ended November
                            1, 1998, Commission File No. 0-17017)
         21+             -- Subsidiaries of the Company
         23+             -- Consent of PricewaterhouseCoopers LLP
         27+             -- Financial Data Schedule

---------------

* Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

+ Filed herewith.