Form 10-Q
period 1999-04-30
DELL COMPUTER CORP
filed 1999-06-14
CIK 826083

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

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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

AS OF THE CLOSE OF BUSINESS ON JUNE 4, 1999, 2,540,873,167 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           DELL COMPUTER CORPORATION

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                          (IN MILLIONS AND UNAUDITED)

                                     ASSETS

                                                              APRIL 30,   JANUARY 29,
                                                                1999         1999
                                                              ---------   -----------
Current assets:
  Cash......................................................   $  620       $  520
  Marketable securities.....................................    3,384        2,661
  Accounts receivable, net..................................    2,151        2,094
  Inventories...............................................      289          273
  Other.....................................................      561          791
                                                               ------       ------
          Total current assets..............................    7,005        6,339
Property, plant and equipment, net..........................      536          523
Other.......................................................       22           15
                                                               ------       ------
          Total assets......................................   $7,563       $6,877
                                                               ======       ======
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $2,641       $2,397
  Accrued and other.........................................    1,247        1,298
                                                               ------       ------
          Total current liabilities.........................    3,888        3,695
Long-term debt..............................................      514          512
Other.......................................................      346          349
                                                               ------       ------
          Total liabilities.................................    4,748        4,556
                                                               ------       ------
Stockholders' equity:
  Preferred stock and capital in excess of $.01 par value;
     shares authorized: 5; shares issued and outstanding:
     none...................................................       --           --
  Common stock and capital in excess of $.01 par value;
     shares authorized: 3,000; shares issued and
     outstanding: 2,539 and 2,543, respectively.............    2,061        1,781
  Retained earnings.........................................      804          606
  Other.....................................................      (50)         (66)
                                                               ------       ------
          Total stockholders' equity........................    2,815        2,321
                                                               ------       ------
          Total liabilities and stockholders' equity........   $7,563       $6,877
                                                               ======       ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                          (IN MILLIONS AND UNAUDITED)

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              APRIL 30,    MAY 3,
                                                                1999        1998
                                                              ---------    ------
Net revenue.................................................   $5,537      $3,920
Cost of revenue.............................................    4,347       3,047
                                                               ------      ------
  Gross margin..............................................    1,190         873
                                                               ------      ------
Operating expenses:
  Selling, general and administrative.......................      508         388
  Research, development and engineering.....................       82          56
                                                               ------      ------
          Total operating expenses..........................      590         444
                                                               ------      ------
          Operating income..................................      600         429
Financing and other.........................................       20           7
                                                               ------      ------
  Income before income taxes................................      620         436
Provision for income taxes..................................      186         131
                                                               ------      ------
  Net income................................................   $  434      $  305
                                                               ======      ======
Basic earnings per common share (in whole dollars)..........   $ 0.17      $ 0.12
                                                               ======      ======
Diluted earnings per common share (in whole dollars)........     0.16      $ 0.11
                                                               ======      ======
Weighted average shares outstanding:
  Basic.....................................................    2,528       2,547
                                                               ======      ======
  Diluted...................................................    2,738       2,799
                                                               ======      ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN MILLIONS AND UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              APRIL 30,    MAY 3,
                                                                1999        1998
                                                              ---------    -------
Cash flows from operating activities:
  Net income................................................   $   434     $   305
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................        34          22
     Tax benefits of employee stock plans...................       379          14
     Other..................................................        33           4
  Changes in:
     Operating working capital..............................       196          78
     Non-current assets and liabilities.....................        (7)         34
                                                               -------     -------
          Net cash provided by operating activities.........     1,069         457
                                                               -------     -------
Cash flows from investing activities:
  Marketable securities:
     Purchases..............................................    (4,623)     (3,127)
     Maturities and sales...................................     3,876       2,686
  Capital expenditures......................................       (51)        (71)
                                                               -------     -------
          Net cash used in investing activities.............      (798)       (512)
                                                               -------     -------
Cash flows from financing activities:
  Purchase of common stock..................................      (249)       (334)
  Issuance of common stock under employee plans.............        45          20
  Cash received from sale of equity options.................        39          --
  Proceeds from the issuance of long-term debt, net of
     issuance costs.........................................         2         494
                                                               -------     -------
          Net cash (used in) provided by financing
           activities.......................................      (163)        180
                                                               -------     -------
Effect of exchange rate changes on cash.....................        (8)         (1)
                                                               -------     -------
Net increase in cash........................................       100         124
Cash at beginning of period.................................       520         320
                                                               -------     -------
Cash at end of period.......................................   $   620     $   444
                                                               =======     =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           DELL COMPUTER CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dell Computer Corporation (the "Company") should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1999. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at April 30, 1999 and January 29, 1999, and the results of their operations and their cash flows for the three-month periods ended April 30, 1999 and May 3, 1998. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 -- INVENTORIES (IN MILLIONS)

                                                              APRIL 30,    JANUARY 29,
                                                                1999          1999
                                                              ---------    -----------
Inventories:
  Production materials......................................    $238          $234
  Work-in-process and finished goods........................      51            39
                                                                ----          ----
                                                                $289          $273
                                                                ====          ====

NOTE 3 -- EARNINGS PER COMMON SHARE

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

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              APRIL 30,    MAY 3,
                                                                1999        1998
                                                              ---------    ------
Net income..................................................   $  434      $  305
                                                               ======      ======
Weighted average shares outstanding:
  Basic.....................................................    2,528       2,547
  Employee stock options and other..........................      210         252
                                                               ------      ------
  Diluted...................................................    2,738       2,799
                                                               ======      ======
Earnings per common share:
  Basic.....................................................   $ 0.17      $ 0.12
  Diluted...................................................   $ 0.16      $ 0.11

NOTE 4 -- COMPREHENSIVE INCOME

The Company's comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities held as available-for-sale investments. Comprehensive income of $448 million and $306 million for the three-month periods ended April 30, 1999 and May 3, 1998, respectively, was not materially different from reported net income.

                           DELL COMPUTER CORPORATION

NOTE 5 -- SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131 in fiscal year 1999. The Company has three reportable business segments: the Americas, Europe and Asia-Pacific regions.

The accounting policies of the geographic segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1999. The Company allocates resources to and evaluates performance of its geographic segments based on operating income. Transfers between geographic areas are recorded using internal transfer prices set by the Company.

The table below presents information about the Company's reportable segments for the three-month periods ended April 30, 1999 and May 3, 1998:

                                                             THREE MONTHS ENDED APRIL 30, 1999
                                               --------------------------------------------------------------
                                                                   ASIA PACIFIC
                                               AMERICAS   EUROPE    AND JAPAN     ELIMINATIONS   CONSOLIDATED
                                               --------   ------   ------------   ------------   ------------
                                                                       (IN MILLIONS)
Net revenue from unaffiliated customers......   $3,794    $1,344       $399          $  --          $5,537
Transfers between geographic segments........        5         2          1             (8)             --
                                                ------    ------       ----          -----          ------
          Total net revenue..................   $3,799    $1,346       $400          $  (8)         $5,537
                                                ======    ======       ====          =====          ======
Operating income.............................   $  528    $   93       $ 24          $  --          $  645
                                                ======    ======       ====          =====
Corporate expenses...........................                                                          (45)
                                                                                                    ------
          Total operating income.............                                                       $  600
                                                                                                    ======
Depreciation and amortization................   $   20    $    9       $  3          $  --          $   32
                                                ======    ======       ====          =====
Corporate depreciation and amortization......                                                            2
                                                                                                    ------
          Total depreciation and
            amortization.....................                                                       $   34
                                                                                                    ======
Identifiable assets..........................   $1,759    $  940       $297          $  --          $2,996
                                                ======    ======       ====          =====
General corporate assets.....................                                                        4,567
                                                                                                    ------
          Total assets.......................                                                       $7,563
                                                                                                    ======

                                                               THREE MONTHS ENDED MAY 3, 1998
                                               --------------------------------------------------------------
                                                                   ASIA PACIFIC
                                               AMERICAS   EUROPE    AND JAPAN     ELIMINATIONS   CONSOLIDATED
                                               --------   ------   ------------   ------------   ------------
                                                                       (IN MILLIONS)
Net revenue from unaffiliated customers......   $2,611    $1,040       $269           $--           $3,920
Transfers between geographic segments........        8         1         --            (9)              --
                                                ------    ------       ----           ---           ------
          Total net revenue..................   $2,619    $1,041       $269           $(9)          $3,920
                                                ======    ======       ====           ===           ======
Operating income.............................   $  350    $  104       $ 21           $--           $  475
                                                ======    ======       ====           ===
Corporate expenses...........................                                                          (46)
                                                                                                    ------
          Total operating income.............                                                       $  429
                                                                                                    ======
Depreciation and amortization................   $   13    $    6       $  1           $--           $   20
                                                ======    ======       ====           ===
Corporate depreciation and amortization......                                                            2
                                                                                                    ------
          Total depreciation and
            amortization.....................                                                       $   22
                                                                                                    ======
Identifiable assets..........................   $1,397    $  711       $173           $--           $2,281
                                                ======    ======       ====           ===
General corporate assets.....................                                                        2,673
                                                                                                    ------
          Total assets.......................                                                       $4,954
                                                                                                    ======

                           DELL COMPUTER CORPORATION

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Report that relate to future results and events are based on the Company's current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting the Company's business and prospects, see "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting the Company's Business and Prospects."

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three-month period ended April 30, 1999, are not necessarily indicative of the results that may be expected for the full fiscal year.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of consolidated net revenue represented by certain items in the Company's condensed consolidated statement of income.

                                                              PERCENTAGE OF CONSOLIDATED
                                                                     NET REVENUE
                                                           --------------------------------
                                                                  THREE MONTHS ENDED
                                                           --------------------------------
                                                           APRIL 30,   MAY 3,   JANUARY 29,
                                                             1999       1998       1999
                                                           ---------   ------   -----------
Net revenue:
  Americas...............................................     68.5%     66.6%       67.1%
  Europe.................................................     24.3      26.5        26.8
  Asia Pacific and Japan.................................      7.2       6.9         6.1
                                                             -----     -----       -----
          Consolidated net revenue.......................    100.0     100.0       100.0
Cost of revenue..........................................     78.5      77.7        77.6
                                                             -----     -----       -----
          Gross margin...................................     21.5      22.3        22.4
Operating expenses:
  Selling, general and administrative....................      9.2       9.9         9.5
  Research, development and engineering..................      1.5       1.5         1.5
                                                             -----     -----       -----
          Total operating expenses.......................     10.7      11.4        11.0
                                                             -----     -----       -----
          Operating income...............................     10.8      10.9        11.4
  Financing and other....................................      0.4       0.2         0.3
                                                             -----     -----       -----
     Income before income taxes..........................     11.2      11.1        11.7
  Provision for income taxes.............................      3.4       3.3         3.5
                                                             -----     -----       -----
     Net income..........................................      7.8%      7.8%        8.2%
                                                             =====     =====       =====

Net Revenue

The increase in net revenue for the first quarter of fiscal year 2000 was principally due to increased units sold. Unit sales grew 52% in the first quarter of fiscal year 2000 compared to the first quarter of fiscal year 1999, and grew 9% over the fourth quarter of fiscal year 1999.

Unit sales increased across all product lines during the first quarter of fiscal year 2000 compared to the first quarter of fiscal year 1999 and the fourth quarter of fiscal year 1999. The Company's enterprise systems, which include servers, workstations and storage products, continued to build a substantial presence in the marketplace, with enterprise systems unit sales growing 86% during the first quarter of fiscal year 2000 compared to the first quarter of fiscal year 1999, and 24% on a sequential basis. Notebook computer unit sales increased 64% compared to the same period for fiscal year 1999, and increased 8% on a sequential basis. Desktop computer systems unit sales increased 47% during the first quarter of fiscal year 2000 compared to the first quarter of fiscal year 1999, and increased 9% sequentially. These increases were primarily attributable to the Company's increased market penetration of new and higher-end products.

Average revenue per unit sold in the first quarter of fiscal year 2000 decreased 7% compared to the first quarter of fiscal year 1999, and decreased 2% sequentially, partially offsetting the effects of the increase in unit sales on consolidated net revenue. The decrease was primarily due to price reductions resulting from continued component cost declines and aggressive pricing strategies.

In the Americas region, net revenue grew 45% in the first quarter of fiscal year 2000 compared to the first quarter of fiscal year 1999, as the Company continued its efforts to strengthen its consumer, small-to-medium business and large corporate customer groups. Net revenue in the Europe region increased 29% during the first quarter of fiscal 2000, compared to the same period of the prior fiscal year, and Asia-Pacific and Japan net revenue increased 48% during the first quarter of fiscal year 2000, compared to the first quarter of fiscal year 1999.

Gross Margin

The decrease in gross margin as a percentage of consolidated net revenue in the first quarter of fiscal year 2000 from the first and fourth quarters of fiscal year 1999 was primarily attributable to the Company's aggressive pricing strategies, partially offset by continued component cost declines. Continued efficiencies experienced in the Company's manufacturing operations combined with the increasing shift in product mix to the higher-end enterprise systems and notebook computers helped to lessen the gross margin impact resulting from the Company's aggressive pricing actions. The mix of enterprise systems increased to 16% of system revenue, compared with 11% during the same period of the prior fiscal year, and 14% for the fourth quarter of fiscal year 1999. The mix of notebook computers remained at 23% of system revenue from the first and fourth quarters of fiscal year 1999.

Operating Expenses

Selling, general and administrative expenses increased in absolute dollar amounts for the first quarter of fiscal year 2000, but decreased as a percentage of consolidated net revenue from the first and fourth quarters of fiscal year 1999. The increase in absolute dollars was due primarily to the Company's increase in staffing and increased infrastructure expenses, including information systems to support the Company's continued growth. The decline in selling, general and administrative expenses as a percentage of net revenue for the first quarter of fiscal year 2000 results primarily from the Company's efforts to manage these expenses relative to its net revenue and gross margin.

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

Income Taxes

The Company's effective tax rate remained flat at 30% for the first quarter of fiscal year 2000 compared with the first and fourth quarters of fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial statistics and information:

                                                              APRIL 30,   JANUARY 29,
                                                                1999         1999
                                                              ---------   -----------
                                                               (DOLLARS IN MILLIONS)
Cash and marketable securities..............................   $4,004       $3,181
Working capital.............................................    3,117        2,644
Days of sales in accounts receivable........................       35           36
Days of supply in inventory.................................        6            6
Days in accounts payable....................................       55           54
                                                               ------       ------
Cash conversion cycle.......................................   $  (14)      $  (12)
                                                               ======       ======

During the first quarter of fiscal year 2000, the Company generated $1.1 billion in cash flows from operating activities, which represents the Company's principal source of cash. Cash flows from operating activities resulted primarily from the Company's net income, changes in operating working capital and income tax benefits resulting from the exercise of employee stock options.

During the first quarter of fiscal year 2000, the Company continued to improve on its efficient asset management. Days of sales in accounts receivable decreased one day from fiscal year 1999, while days of supply in inventory remained flat. This, combined with a one-day increase in days in accounts payable, resulted in an improvement in the Company's cash conversion cycle to a negative 14 days in the first quarter of fiscal year 2000 from a negative 12 days in fiscal year 1999. The Company's return on invested capital, a key indicator of efficient asset management, increased to 189% for the first quarter of fiscal year 2000 from 170% for the fourth quarter of fiscal year 1999.

During the first quarter of fiscal year 2000, the Company repurchased 18 million shares of common stock for an aggregate cost of $249 million, primarily to manage the dilution resulting from shares issued under the Company's employee stock plans. The Company is currently authorized to repurchase up to 188 million additional shares of its outstanding common stock and anticipates that repurchases will constitute a significant use of future cash resources. At April 30, 1999, the Company held equity options that entitled it to purchase 45 million additional shares of common stock at various times through the second quarter of fiscal year 2001 at an average cost of $24 per share.

The Company utilized $51 million in cash during the first quarter of fiscal 2000 to improve and equip its manufacturing and office facilities as the Company continues to grow. Cash flows for similar capital expenditures for fiscal year 2000 are expected to be approximately $400 million.

The Company maintains master lease facilities providing the capacity to fund up to $820 million. The combined facilities provide for the ability of the Company to lease certain real property, buildings and equipment to be constructed or acquired. At April 30, 1999, $264 million of the combined facilities had been utilized.

Management believes that the Company has sufficient resources from cash provided from operations and available borrowings to support its operations and capital requirements for at least the next 12 months.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

There are numerous factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; the level of demand for personal computers; the level and intensity of competition in the computer industry and the pricing pressures that may result; the ability of the Company to timely and effectively manage periodic product transitions, as well as component availability; the ability of the Company to develop new products based on new or evolving technology and the market's acceptance of those products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period; the Company's ability to continue to improve its infrastructure (including personnel and systems) to keep pace with the growth in its overall business activities; and the Company's ability to ensure its products and internal systems and devices will be Year 2000 ready and to assess the Year 2000 readiness and risk to the Company of its third party providers, and implement effective contingency plans where needed. For a discussion of these and other factors affecting the Company's business and prospects, see "Item 1 -- Business -- Factors Affecting the Company's Business and Prospects" in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1999.

YEAR 2000

The following disclosure is a Year 2000 readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

State of Readiness

The Company established a formal Year 2000 readiness program in February 1997. The Company's Year 2000 program consists of two separate initiatives, the Millennium Project and the Product Group Y2K Project.

The purpose of the Millennium Project is to assess the Year 2000 readiness of the Company's component and service providers and the Company's internal systems and devices. The Company identified and assessed its internal systems and devices and, where remedial steps were required to make those systems Year 2000 ready, prioritized the remedial steps to be taken. The Company has completed its assessment and renovation of all mission critical internal systems and devices and believes all are substantially Year 2000 ready. However, because the full ramifications of the Year 2000 issue will not be fully realized until after the Year 2000 date change, the Company can provide no assurances that its internal systems and devices will not be adversely affected by the Year 2000 date change.

The Company has also identified, through the Millennium Project, its critical component and service providers and is contacting each such vendor to assess that vendor's Year 2000 readiness. The Company has assigned each such vendor a priority rating based on the criticality of the function it provides to the Company. The Company is assessing the Year 2000 readiness of each critical vendor. Through April 30, 1999, the Company had received responses from approximately 75% of its critical vendors, and expects to complete a review of all of its critical vendors by no later than July 31, 1999. Because the Company is relying on information provided to it by third parties to assess the Year 2000 readiness of such vendors, the Company cannot provide assurances that all of its critical vendors are or will be Year 2000 ready. Therefore, the Company cannot provide assurances that the Company will not be adversely affected by the Year 2000 date change.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of the Company's market risks, see "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1999.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has an active stock repurchase program. One element of such program is the purchase of call options and the sale of put and call options. During the first quarter of fiscal year 2000, the Company sold 18,250,000 put options to third party financial intermediaries and received net cash proceeds of $39 million in connection with such sales. The Company also sold 1,250,000 call options to third party financial intermediaries and received no net cash proceeds in connection with such sales. The put and call options entitle each holder to sell or purchase, respectively, by physical delivery, cash delivery or net-share settlement, at the Company's option, one share of common stock at a specified price. The put options sold by the Company during the first quarter expire on various dates through July 2000 and have exercise prices ranging from $38 to $45 per share, with an average exercise price of $40. The call options sold by the Company during the first quarter expire on various dates through July 2000 and have exercise prices ranging from $82 to $87 per share, with an average exercise price of $84.

All of these transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Each transaction was privately negotiated, and each purchaser of options was an accredited investor and qualified institutional buyer. No public offering or public solicitation was made by the Company in the placement of these securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

The following exhibit is filed as part of this Report:

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
           27            -- Financial Data Schedule

  (b) Reports on Form 8-K.

None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DELL COMPUTER CORPORATION

June 14, 1999                                    /s/ JAMES M. SCHNEIDER

                                            ------------------------------------
                                                     James M. Schneider
                                               Senior Vice President, Finance
                                            (On behalf of the registrant and as
                                                 chief accounting officer)

                                INDEX TO EXHIBIT

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
           27            -- Financial Data Schedule