Form 10-Q
period 1999-07-30
DELL COMPUTER CORP
filed 1999-09-10
CIK 826083

   UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 30, 1999

Commission File Number: 0-17017

Dell Computer Corporation

(Exact name of registrant as specified in its charter)

Delaware	74-2487834
(State of incorporation)	(I.R.S. Employer ID No.)

One Dell Way

Round Rock, Texas 78682
(Address of principal executive offices)

(512) 338-4400

(Telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

     As of the close of business on September 8, 1999, 2,551,913,456 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions and unaudited)

ASSETS

	July 30,	January 29,
	1999	1999

Current assets:

Cash	$764	$520

Marketable securities	3,951	2,661

Accounts receivable, net	2,424	2,094

Inventories	336	273

Other	588	791

Total current assets	8,063	6,339

Property, plant and equipment, net	601	523

Other	44	15

Total assets	$8,708	$6,877

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,007	$2,397

Accrued and other	1,433	1,298

Total current liabilities	4,440	3,695

Long-term debt	513	512

Other	385	349

Total liabilities	5,338	4,556

Stockholders’ equity:

Preferred stock and capital in excess of $.01 par value; shares authorized: 5; shares issued and outstanding: none	—	—

Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued and outstanding: 2,540 and 2,543, respectively	2,322	1,781

Retained earnings	1,080	606

Other	(32)	(66)

Total stockholders’ equity	3,370	2,321

Total liabilities and stockholders’ equity	$8,708	$6,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions and unaudited)

	Three Months Ended		Six Months Ended

	July 30,	August 2,	July 30,	August 2,
	1999	1998	1999	1998

Net revenue	$6,142	$4,331	$11,679	$8,251

Cost of revenue	4,788	3,346	9,135	6,393

Gross margin	1,354	985	2,544	1,858

Operating expenses:

Selling, general and administrative	569	436	1,077	824

Research, development and engineering	91	66	173	122

Total operating expenses	660	502	1,250	946

Operating income	694	483	1,294	912

Financing and other	30	11	50	17

Income before income taxes	724	494	1,344	929

Provision for income taxes	217	148	403	279

Net income	$507	$346	$941	$650

Basic earnings per common share (in whole dollars)	$0.20	$0.14	$0.37	$0.26

Diluted earnings per common share (in whole dollars)	$0.19	$0.12	$0.34	$0.23

Weighted average shares outstanding:

Basic	2,524	2,529	2,526	2,537

Diluted	2,725	2,785	2,731	2,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions and unaudited)

	Six Months Ended

	July 30,	August 2,
	1999	1998

Cash flows from operating activities:

Net income	$941	$650

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	71	47

Tax benefits of employee stock plans	724	122

Other	48	10

Changes in:

Operating working capital	211	217

Non-current assets and liabilities	4	52

Net cash provided by operating activities	1,999	1,098

Cash flows from investing activities:

Marketable securities:

Purchases	(11,599)	(7,493)

Maturities and sales	10,315	6,910

Capital expenditures	(147)	(155)

Net cash used in investing activities	(1,431)	(738)

Cash flows from financing activities:

Proceeds from issuance of long-term debt, net of issuance costs	1	494

Purchase of common stock	(493)	(733)

Issuance of common stock under employee plans	123	79

Cash received from sale of equity options	53	—

Net cash used in financing activities	(316)	(160)

Effect of exchange rate changes on cash	(8)	(9)

Net increase in cash	244	191

Cash at beginning of period	520	320

Cash at end of period	$764	$511

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Dell Computer Corporation (the “Company”) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1999. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at July 30, 1999 and January 29, 1999, and the results of their operations and their cash flows for the three and six month periods ended July 30, 1999 and August 2, 1998. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 — INVENTORIES (in millions)

	July 30,	January 29,
	1999	1999

Inventories:

Production materials	$286	$234

Work-in-process and finished goods	50	39

	$336	$273

NOTE 3 — EARNINGS PER COMMON SHARE

      Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended

	July 30,	August 2,	July 30,	August 2,
	1999	1998	1999	1998

Net income	$507	$346	$941	$650

Weighted average shares outstanding:

Weighted average shares outstanding — Basic	2,524	2,529	2,526	2,537

Employee stock options and other	201	256	205	255

Weighted average shares outstanding — Diluted	2,725	2,785	2,731	2,792

Earnings per common share:

Basic	$0.20	$0.14	$0.37	$0.26

Diluted	$0.19	$0.12	$0.34	$0.23

NOTE 4 — COMPREHENSIVE INCOME

      The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities held as available-for-sale investments. Comprehensive income of $522 million and $349 million for the three-month periods ended July 30, 1999 and August 2, 1998, respectively, and $970 million and $655 million for the six month periods ended July 30, 1999 and August 2, 1998, respectively, was not materially different from reported net income.

DELL COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — SEGMENT INFORMATION

      The Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” in fiscal 1999. The Company has three reportable business segments: the Americas, Europe and Asia-Pacific regions.

      The accounting policies of the geographic segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1999. The Company allocates resources to and evaluates performance of its geographic segments based on operating income. Transfers between geographic areas are recorded using internal transfer prices set by the Company.

      The table below presents information about the Company’s reportable segments for the three and six month periods ended July 30, 1999 and August 2, 1998:

	Three Months Ended July 30, 1999

			Asia Pacific
	Americas	Europe	and Japan	Eliminations	Consolidated

	(in millions)

Net revenue from unaffiliated customers	$4,388	$1,327	$427	$—	$6,142

Transfers between geographic segments	5	2	—	(7)	—

Total net revenue	$4,393	$1,329	$427	$(7)	$6,142

Operating income	$600	$117	$34	$—	$751

Corporate expenses					(57)

Total operating income					$694

Depreciation and amortization	$22	$10	$3	$—	$35

Corporate depreciation and amortization					2

Total depreciation and amortization					$37

Identifiable assets	$2,146	$956	$299	$—	$3,401

General corporate assets					5,307

Total assets					$8,708

DELL COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended August 2, 1998

			Asia Pacific
	Americas	Europe	and Japan	Eliminations	Consolidated

	(in millions)

Net revenue from unaffiliated customers	$2,976	$1,074	$281	$—	$4,331

Transfers between geographic segments	4	1	—	(5)	—

Total net revenue	$2,980	$1,075	$281	$(5)	$4,331

Operating income	$414	$107	$17	$—	$538

Corporate expenses					(55)

Total operating income					$483

Depreciation and amortization	$11	$7	$2	$—	$20

Corporate depreciation and amortization					5

Total depreciation and amortization					$25

Identifiable assets	$1,541	$772	$190	$—	$2,503

General corporate assets					3,057

Total assets					$5,560

	Six Months Ended July 30, 1999

			Asia Pacific
	Americas	Europe	and Japan	Eliminations	Consolidated

	(in millions)

Net revenue from unaffiliated customers	$8,182	$2,671	$826	$—	$11,679

Transfers between geographic segments	10	4	1	(15)	—

Total net revenue	$8,192	$2,675	$827	$(15)	$11,679

Operating income	$1,128	$210	$58	$—	$1,396

Corporate expenses					(102)

Total operating income					$1,294

Depreciation and amortization	$42	$19	$6	$—	$67

Corporate depreciation and amortization					4

Total depreciation and amortization					$71

Identifiable assets	$2,146	$956	$299	$—	$3,401

General corporate assets					5,307

Total assets					$8,708

DELL COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended August 2, 1998

			Asia Pacific
	Americas	Europe	and Japan	Eliminations	Consolidated

	(in millions)

Net revenue from unaffiliated customers	$5,587	$2,114	$550	$—	$8,251

Transfers between geographic segments	12	2	—	(14)	—

Total net revenue	$5,599	$2,116	$550	$(14)	$8,251

Operating income	$764	$211	$38	$—	$1,013

Corporate expenses					(101)

Total operating income					$912

Depreciation and amortization	$24	$13	$3	$—	$40

Corporate depreciation and amortization					7

Total depreciation and amortization					$47

Identifiable assets	$1,541	$772	$190	$—	$2,503

General corporate assets					3,057

Total assets					$5,560

NOTE 6 — LEGAL MATTERS

      The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Statements in this Report that relate to future results and events are based on the Company’s current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting the Company’s business and prospects, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting the Company’s Business and Prospects.”

      All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and six month periods ended July 30, 1999, are not necessarily indicative of the results that may be expected for the full fiscal year.

Results of Operations

      The following table sets forth for the periods indicated the percentage of consolidated net revenue represented by certain items in the Company’s condensed consolidated statement of income.

	Percentage of Consolidated Net Revenue

	Three Months Ended		Six Months Ended

	July 30,	August 2,	July 30,	August 2,
	1999	1998	1999	1998

Net revenue:

Americas	71.4%	68.7%	70.1%	67.7%

Europe	21.6	24.8	22.9	25.6

Asia Pacific and Japan	7.0	6.5	7.0	6.7

Consolidated net revenue	100.0	100.0	100.0	100.0

Cost of revenue	78.0	77.3	78.2	77.5

Gross margin	22.0	22.7	21.8	22.5

Operating expenses:

Selling, general and administrative	9.2	10.1	9.2	10.0

Research, development and engineering	1.5	1.5	1.5	1.5

Total operating expenses	10.7	11.6	10.7	11.5

Operating income	11.3	11.1	11.1	11.0

Financing and other	0.4	0.2	0.4	0.2

Income before income taxes	11.7	11.3	11.5	11.2

Provision for income taxes	3.5	3.3	3.4	3.3

Net income	8.2%	8.0%	8.1%	7.9%

  Net Revenue

      Consolidated net revenue increased 42% in both the second quarter and first six months of fiscal 2000, over the comparable periods of fiscal 1999 and increased 11% over the first quarter of fiscal 2000. The increase in consolidated net revenue was primarily attributable to increased units sold. Unit sales increased 55% and 54% in the second quarter and first six months of fiscal 2000, respectively, compared to the same periods of fiscal 1999.

      Unit sales increased across all product lines for the second quarter and first six months of fiscal 2000, compared to the same periods of fiscal 1999. Desktop products continue to remain the primary component of unit sales, comprising 78% of total units sold during the second quarter and first six months of fiscal 1999. The Company’s enterprise systems, which include servers, workstations and storage products, continued to build a substantial presence in the marketplace. Enterprise systems unit sales grew 87% during the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999, and grew 20% on a sequential basis. Notebook computer unit sales increased 67% compared to the same period for fiscal 1999, and increased 17% on a sequential basis. These increases were primarily attributable to the Company’s increased market penetration of new and higher-end products.

      The effect of the increased unit sales on consolidated net revenue for the second quarter and first six months of fiscal 2000 compared to the same periods of fiscal 1999 was partially offset by a decline in average revenue per unit sold of 9% and 8%, respectively. On a sequential basis, average revenue per unit sold declined 5% in the second quarter of fiscal 2000. The decrease in average revenue per unit sold was primarily attributable to price reductions resulting from continued component cost declines and aggressive pricing strategies.

      In the Americas region, net revenue grew 48% in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999, as the Company continued its efforts to strengthen its consumer, small-to-medium business and large corporate customer groups. Net revenue in the Europe region increased 24% during the second quarter of fiscal 2000 compared to the same period of the prior fiscal year, and Asia-Pacific and Japan net revenue increased 52% during the second quarter of fiscal 2000, compared to the second quarter of fiscal 1999. These increases were due to increased unit sales across all groups.

  Gross Margin

      During the second quarter and first half of fiscal 2000, gross margin as a percentage of consolidated net revenue decreased slightly compared to the margins obtained during fiscal 1999. The decrease was primarily attributable to the Company’s aggressive pricing strategies partially offset by continued component cost declines. Continued efficiencies experienced in the Company’s manufacturing operations combined with the increasing shift in product mix to the higher-end enterprise systems and notebook computers also helped to lessen the impact of the Company’s aggressive pricing actions on gross margin. During the second quarter of fiscal 2000, the mix of enterprise systems increased to 16% of system revenue compared with 12% during the second quarter of fiscal 1999. The mix of notebook computers increased to 24% of system revenue, compared with 22% during the same period of the prior fiscal year and 23% for the first quarter of fiscal 2000.

  Operating Expenses

      Selling, general and administrative expenses increased in absolute dollar amounts for the second quarter and first half of fiscal 2000 but decreased as a percentage of consolidated net revenue from the same periods in fiscal 1999. The increase in absolute dollars was due primarily to the Company’s increase in staffing and increased infrastructure expenses, including information systems, to support the Company’s continued growth. The decline in selling, general and administrative expenses as a percentage of net revenue for the second quarter of fiscal year 2000 results primarily from the Company’s efforts to manage these expenses relative to its net revenue and gross margin.

      The Company continues to invest in research, development and engineering activities to support its continued goal of improving and developing efficient procurement, manufacturing and distribution processes, and to develop and introduce new products. As a result, research, development and engineering expenses have increased each year in absolute dollars due to increased staffing levels and product development costs, although, as a percent of revenue, these costs have remained level. The Company expects to continue to increase its research, development and engineering spending in absolute dollar amounts.

      The Company believes that its ability to manage operating expenses is an important factor in its ability to remain competitive and successful. The Company will continue to invest in personnel, information systems and other infrastructure, as well as in research, development and engineering activities to support its continued growth and to continue to develop new, competitive products and more efficient methods of delivery. It is the Company’s goal to manage operating expenses, over time, relative to its net revenue and gross margin.

  Income Taxes

      The Company’s effective tax rate remained at 30% for the second quarter and first six months of fiscal 2000, compared with the same periods in fiscal 1999.

Liquidity and Capital Resources

      The following table presents selected financial statistics and information:

	July 30,	January 29,
	1999	1999

	(dollars in millions)

Cash and marketable securities	$4,715	$3,181

Working capital	$3,623	$2,644

Days of sales in accounts receivable	36	36

Days of supply in inventory	6	6

Days in accounts payable	57	54

Cash conversion cycle	(15)	(12)

      During the first six months of fiscal 2000, the Company generated $2.0 billion in cash flows from operating activities, which represents the Company’s principal source of cash. Cash flows from operating activities resulted primarily from the Company’s net income, changes in operating working capital and income tax benefits resulting from the exercise of employee stock options.

      During the second quarter of fiscal 2000, the Company continued to improve on its efficient asset management. Although days of sales in accounts receivable and days of supply in inventory remained flat as compared to fiscal 1999, days in accounts payable increased by three days. This combination resulted in an improvement in the Company’s cash conversion cycle to a negative 15 days in the second quarter of fiscal 2000 from a negative 12 days in fiscal 1999. The Company’s return on invested capital, a key indicator of efficient asset management, increased to 260% for the second quarter of fiscal year 2000 from 189% for the first quarter of fiscal 2000.

      During the second quarter of fiscal 2000, the Company repurchased 17 million shares of common stock for an aggregate cost of $244 million, primarily to manage the dilution resulting from shares issued under the Company’s employee stock plans. The Company is currently authorized to repurchase up to 216 million additional shares of its outstanding common stock and anticipates that repurchases will constitute a significant use of future cash resources. At July 30, 1999, the Company held equity options that entitled it to purchase 53 million of those additional shares of common stock at various times through the second quarter of fiscal 2002 at an average cost of $36 per share.

      The Company utilized $147 million in cash during the first six months of fiscal 2000 to improve and equip its manufacturing and office facilities as the Company continues to grow. Cash flows for similar capital expenditures for fiscal 2000 are expected to total approximately $400 million.

      The Company maintains master lease facilities providing the capacity to fund up to $820 million. The combined facilities provide for the ability of the Company to lease certain real property, buildings and equipment to be constructed or acquired. At July 30, 1999, $348 million of the combined facilities had been utilized.

      Management believes that the Company has sufficient resources from cash provided from operations and available borrowings to support its operations and capital requirements for at least the next 12 months.

Factors Affecting the Company’s Business and Prospects

      There are numerous factors that affect the Company’s business and the results of its operations. These factors include general economic and business conditions; the level of demand for personal computers and enterprise systems; the level and intensity of competition in the computer industry and the pricing pressures that may result; the ability of the Company to timely and effectively manage periodic product transitions, as well as component availability; the ability of the Company to develop new products based on new or evolving technology and the market’s acceptance of those products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period; the Company’s ability to continue to improve its infrastructure (including personnel and systems) to keep pace with the growth in its overall business activities; and the Company’s ability to ensure its products and internal systems and devices will be Year 2000 ready and to assess the Year 2000 readiness and risk to the Company of its third party providers, and implement effective contingency plans where needed. For a discussion of these and other factors affecting the Company’s business and prospects, see “Item 1 — Business — Factors Affecting the Company’s Business and Prospects” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1999.

Year 2000

      The following disclosure is a Year 2000 readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

  State of Readiness

      The Company established a formal Year 2000 readiness program in February 1997. The Company’s Year 2000 program consists of two separate initiatives, the Millennium Project and the Product Group Y2K Project.

      The purpose of the Millennium Project is to assess the Year 2000 readiness of the Company’s component and service providers and the Company’s internal systems and devices. The Company identified and assessed its internal systems and devices and, where remedial steps were required to make those systems Year 2000 ready, prioritized the remedial steps to be taken. The Company has completed its assessment and renovation of all mission critical internal systems and devices and believes all are substantially Year 2000 ready. However, because the full ramifications of the Year 2000 issue will not be fully realized until after the Year 2000 date change, the Company can provide no assurances that its internal systems and devices will not be adversely affected by the Year 2000 date change.

      The Company has also identified, through the Millennium Project, its critical component and service providers and is contacting each such vendor to assess that vendor’s Year 2000 readiness. The Company has assigned each such vendor a priority rating based on the criticality of the function it provides to the Company. The Company is assessing the Year 2000 readiness of each critical vendor. The Company has received direct survey responses from approximately 86% of its critical vendors and has assessed an additional 12% of its critical vendors by means of data sources other than a direct survey. Responses from the remaining 2% of critical vendors are still being pursued. The Company has prepared, or is in the process of preparing, a contingency plan for each such non-responsive critical vendor. Because the Company is relying on information provided to it by third parties to assess the Year 2000 readiness of such vendors, the Company cannot provide assurances that all of its critical vendors are or will be Year 2000 ready. Therefore, the Company cannot provide assurances that the Company will not be adversely affected by the Year 2000 date change.

      Through the Product Group Y2K Project, the Company is analyzing the Year 2000 readiness status of the computer hardware manufactured by the Company to provide an effective means of communicating the readiness status to customers and to implement an ongoing testing and monitoring program to help enable all new Dell computer hardware offerings to meet the Company’s Year 2000 readiness standards. The Company has analyzed and continues to analyze the Year 2000 status of the computer hardware manufactured by the Company. All Dell-branded hardware products shipped after January 1, 1997 meet the Company’s Year 2000 readiness standards.

      Dell-branded hardware manufactured prior to that time can generally be updated to meet the Company’s Year 2000 readiness standards through BIOS upgrades or software patches. The Company has created a Web site at www.dell.com/year2000, which contains detailed information about the Year 2000 issue, the Company’s Year 2000 readiness standards and its Year 2000 program. Through the Web site, customers can assess the Year 2000 readiness of their hardware and can obtain software patches and BIOS upgrades from the Company, free of charge, to help prepare the hardware for the Year 2000 rollover. Customers without Internet access may request free copies of the software patches and BIOS upgrades by telephone or mail. The

Company’s Year 2000 readiness program applies only to Dell-branded hardware manufactured and Dell-branded software developed by the Company. Although the Company has attempted to ascertain the Year 2000 status of third party software and peripherals loaded on or distributed with Company computer systems, it does not and cannot guarantee the Year 2000 status of any software or peripherals provided by third parties.

  Costs

      The Company currently does not expect that the total costs of its Year 2000 readiness program will be material to its financial condition or results of operation. All costs are charged to expense as incurred, and do not include potential costs related to any customers or other claims or the cost of internal software and hardware replaced in the normal course of business.

  Risks/Contingency Plans

      The Company believes that the most likely worst case scenarios would involve the interruption of crucial suppliers as a result of infrastructure failures or third party vendor failures. As a result, the Company is developing contingency plans that will address each of the most likely worst case scenarios. Such contingency plans are expected to be completed no later than September 30, 1999. The Company believes that it is taking appropriate steps to assess and address its Year 2000 issues and currently does not expect that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 readiness is dependent on many factors, some of which are not completely within the Company’s control. Should either the Company’s internal systems and devices or the internal systems and devices of one or more critical vendors fail to achieve Year 2000 readiness, the Company’s business and its results of operations could be adversely affected.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      For a description of the Company’s market risks, see “Item II — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1999.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

      The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2.  Changes in Securities and Use of Proceeds

  Amendment to Certificate of Incorporation

      On July 16, 1999, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number or shares of common stock, par value $.01 per share, that the Company is authorized to issue from three billion to seven billion. The amendment was filed with the Delaware Secretary of State, and became effective, on July 22, 1999.

      All authorized but unissued shares of Common Stock will be available for issuance from time to time for any proper purpose approved by the Board of Directors (including issuance in connection with stock-based employee benefits plans, future stock splits or dividends and issuances to raise capital or effect acquisitions). There are currently no arrangements, agreements or understandings for the issuance or use of the additional shares of authorized common stock (other than issuances permitted or required under the Company’s stock-based employee benefit plans or awards made pursuant to those plans). The Board of Directors does not presently intend to seek further stockholder approval of any particular issuance of shares unless such approval is required by law or the rules of The Nasdaq Stock Market.

      Stockholders do not have any preemptive or similar rights to subscribe for or purchase any additional shares of common stock that may be issued in the future, and therefore, future issuances of common stock may, depending on the circumstances, have a dilutive effect on the earnings per share, voting power and other interests of the existing stockholders.

      The increase in the number of authorized shares of common stock could have an anti-takeover effect, although that was not its purpose. For example, if the Company were the subject of a hostile takeover attempt, it could try to impede the takeover by issuing shares of common stock, thereby diluting the voting power of the other outstanding shares and increasing the potential cost of the takeover. The availability of this defensive strategy to the Company could discourage unsolicited takeover attempts, thereby limiting the opportunity for the Company’s stockholders to realize a higher price for their shares than is generally available in the public markets. The Company is not aware of any attempt, or contemplated attempt, to acquire control of the Company, and the increase in the number of authorized shares of common stock was not proposed with the intent that it be utilized as a type of anti-takeover device.

  Unregistered Securities

      The Company has an active stock repurchase program. One element of such program is the sale of put options. During the second quarter of fiscal 2000, the Company sold 37,785,643 put options to third party financial intermediaries and received proceeds of $14 million in connection with such sales. The put options entitle each holder to sell to the Company by physical delivery, cash delivery or net-share settlement, at the Company’s option, one share of common stock at a specified price. The put options sold by the Company during the second quarter expire on various dates through June 2001 and have exercise prices ranging from $25 to $47 per share with an average exercise price of $37.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      The annual meeting of the Company’s stockholders was held on July 16, 1999. At that meeting, two proposals were submitted to a vote of the Company’s stockholders. Proposal 1 was a proposal to elect one Class I director (with Mary Alice Taylor being the nominee) and three Class II directors (with Michael S. Dell, Michael H. Jordan, and Klaus S. Luft being the nominees). Proposal 2 was a proposal to approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from three billion to seven billion.

      At the close of business on the record date for the meeting (which was May 21, 1999), there were 2,539,176,586 shares of common stock outstanding and entitled to be voted at the meeting. Holders of 2,264,759,845 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy. The following table sets forth the results of the voting on each of the proposals (including, in the case of Proposal 1, the results of the voting with respect to each nominee):

	Number of Votes

				Broker
Proposal	For	Against	Abstain	Non-Vote

Proposal 1 — Election of directors:

Mary Alice Taylor	2,253,015,249	11,744,596	—	—

Michael S. Dell	2,253,909,681	10,850,164	—	—

Michael H. Jordan	2,253,593,549	11,166,296	—	—

Klaus S. Luft	2,253,754,763	11,005,082	—	—

Proposal 2 — Approval of amendment to Certificate of Incorporation	2,052,160,481	204,386,041	8,213,323	—

      Consequently, all proposals were passed by the stockholders.

      For additional discussion concerning Proposal 2 (Amendment to Certificate of Incorporation), see “Item 2 — Changes in Securities” above.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits.

      The following exhibit is filed as part of this Report:

Exhibit No.	Description of Exhibit

4	— Certificate of Amendment to Certificate of Incorporation, dated July 16, 1999 and filed July 22, 1999
27	— Financial Data Schedule

      (b)  Reports on Form 8-K.

      None.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL COMPUTER CORPORATION

September 8, 1999

/s/ JAMES M. SCHNEIDER

James M. Schneider
Senior Vice President, Finance
(On behalf of the registrant and
as chief accounting officer)

INDEX TO EXHIBIT

Exhibit No.	Description of Exhibit

4	— Certificate of Amendment to Certificate of Incorporation, dated July 16, 1999 and filed July 22, 1999
27	— Financial Data Schedule