Form 10-Q
period 1999-10-29
DELL COMPUTER CORP
filed 1999-12-13
CIK 826083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 29, 1999

Commission File Number: 0-17017

Dell Computer Corporation

(Exact name of registrant as specified in its charter)

Delaware	74-2487834
(State of incorporation)	(I.R.S. Employer ID No.)

One Dell Way

Round Rock, Texas 78682
(Address of principal executive offices)

(512) 338-4400

(Telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

     As of the close of business on December 8, 1999, 2,565,159,711 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions and unaudited)

ASSETS

	October 29,	January 29,
	1999	1999

Current assets:

Cash	$798	$520

Investments	5,059	2,661

Accounts receivable, net	2,827	2,094

Inventories	374	273

Other	651	791

Total current assets	9,709	6,339

Property, plant and equipment, net	674	523

Other	183	15

Total assets	$10,566	$6,877

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,636	$2,397

Accrued and other	1,688	1,298

Total current liabilities	5,324	3,695

Long-term debt	508	512

Other	425	349

Total liabilities	6,257	4,556

Stockholders’ equity:

Preferred stock and capital in excess of $.01 par value; shares authorized: 5; shares issued and outstanding: none	—	—

Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued and outstanding: 2,551 and 2,543, respectively	3,005	1,781

Retained earnings	1,134	606

Other	170	(66)

Total stockholders’ equity	4,309	2,321

Total liabilities and stockholders’ equity	$10,566	$6,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions and unaudited)

	Three Months Ended		Nine Months Ended

	October 29,	November 1,	October 29,	November 1,
	1999	1998	1999	1998

Net revenue	$6,784	$4,818	$18,463	$13,070

Cost of revenue	5,414	3,732	14,549	10,125

Gross margin	1,370	1,086	3,914	2,945

Operating expenses:

Selling, general and administrative	622	471	1,699	1,296

Research, development and engineering	98	76	271	198

Purchased research & development	194	—	194	—

Total operating expenses	914	547	2,164	1,494

Operating income	456	539	1,750	1,451

Financing and other	40	9	90	26

Income before income taxes	496	548	1,840	1,477

Provision for income taxes	207	164	610	442

Net income	$289	$384	$1,230	$1,035

Basic earnings per common share (in whole dollars)	$.11	$.15	$.49	$.41

Diluted earnings per common share (in whole dollars)	$.11	$.14	$.45	$.37

Weighted average shares outstanding:

Basic	2,538	2,527	2,530	2,533

Diluted	2,724	2,762	2,729	2,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions and unaudited)

	Nine Months Ended

	October 29,	November 1,
	1999	1998

Cash flows from operating activities:

Net income	$1,230	$1,035

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	110	72

Tax benefits of employee stock plans	901	272

Purchased research and development	194	—

Other	6	(5)

Changes in:

Operating working capital	614	248

Non-current assets and liabilities	36	62

Net cash provided by operating activities	3,091	1,684

Cash flows from investing activities:

Investments:

Purchases	(20,102)	(11,293)

Maturities and sales	18,056	10,565

Cash payments for acquisition, net of cash acquired	(4)	—

Capital expenditures	(271)	(238)

Net cash used in investing activities	(2,321)	(966)

Cash flows from financing activities:

Proceeds from issuance of long-term debt, net of issuance costs	2	494

Repayments of borrowings	(6)	—

Purchase of common stock	(743)	(1,128)

Issuance of common stock under employee plans	186	130

Cash received from sale of equity options	56	—

Net cash used in financing activities	(505)	(504)

Effect of exchange rate changes on cash	13	(15)

Net increase in cash	278	199

Cash at beginning of period	520	320

Cash at end of period	$798	$519

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Dell Computer Corporation (the “Company”) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1999. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at October 29, 1999 and January 29, 1999, and the results of their operations and their cash flows for the three and nine month periods ended October 29, 1999 and November 1, 1998. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 — BUSINESS COMBINATION

      On October 20, 1999, the Company acquired all the outstanding shares of ConvergeNet Technologies, Inc. (“ConvergeNet”) in exchange for 6.9 million shares of the Company’s common stock and $4.5 million cash for total purchase consideration of $332 million. ConvergeNet is a creator of storage domain management technology for enterprise storage area networks. The consolidated financial statements include the operating results of ConvergeNet from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

      The ConvergeNet acquisition was recorded under the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. The amount allocated to purchased research and development of $194 million was determined based on appraisals completed by an independent third party using established valuation techniques in the storage management industry and expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring ConvergeNet products to technological feasibility are not expected to have a material impact on the Company’s future results from operations or cash flows.

      The excess of cost over net assets acquired of $132 million was recorded as goodwill and included in other assets. Goodwill and other intangible assets arising from this combination will be amortized on a straight line basis over periods from three to eight years.

NOTE 3 — INVENTORIES (in millions)

	October 29,	January 29,
	1999	1999

Inventories:

Production materials	$326	$234

Work-in-process and finished goods	48	39

	$374	$273

NOTE 4 — EARNINGS PER COMMON SHARE

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

DELL COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assuming conversion of all potentially dilutive common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended

	October 29,	November 1,	October 29,	November 1,
	1999	1998	1999	1998

Net income	$289	$384	$1,230	$1,035

Weighted average shares outstanding:

Weighted average shares outstanding — Basic	2,538	2,527	2,530	2,533

Employee stock options and other	186	235	199	247

Weighted average shares outstanding — Diluted	2,724	2,762	2,729	2,780

Earnings per common share:

Basic	$0.11	$0.15	$0.49	$0.41

Diluted	$0.11	$0.14	$0.45	$0.37

NOTE 5 — COMPREHENSIVE INCOME

      The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities held as available-for-sale investments. Comprehensive income was $491 million and $374 million for the three month periods ended October 29, 1999 and November 1, 1998, respectively, and $1,462 million and $1,029 million for the nine month periods ended October 29, 1999 and November 1, 1998, respectively.

NOTE 6 — SEGMENT INFORMATION

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

DELL COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below presents information about the Company’s reportable segments for the three and nine month periods ended October 29, 1999 and November 1, 1998:

	Three Months Ended October 29, 1999

				Eliminations/
			Asia Pacific	Purchased
	Americas	Europe	and Japan	R&D	Consolidated

	(in millions)

Net revenue from unaffiliated customers	$4,875	$1,430	$479	$—	$6,784

Transfers between geographic segments	14	1	—	(15)	—

Total net revenue	$4,889	$1,431	$479	$(15)	$6,784

Operating income	$553	$107	$20	$(194)	$486

Corporate expenses					(30)

Total operating income					$456

Depreciation and amortization	$17	$10	$4	$—	$31

Corporate depreciation and amortization					8

Total depreciation and amortization					$39

Identifiable assets	$2,526	$1,200	$376	$—	$4,102

General corporate assets					6,464

Total assets					$10,566

	Three Months Ended November 1, 1998

			Asia Pacific
	Americas	Europe	and Japan	Eliminations	Consolidated

	(in millions)

Net revenue from unaffiliated customers	$3,360	$1,175	$283	$—	$4,818

Transfers between geographic segments	11	2	—	(13)	—

Total net revenue	$3,371	$1,177	$283	$(13)	$4,818

Operating income	$485	$103	$16	$—	$604

Corporate expenses					(65)

Total operating income					$539

Depreciation and amortization	$10	$7	$2	$—	$19

Corporate depreciation and amortization					6

Total depreciation and amortization					$25

Identifiable assets	$1,640	$1,017	$234	$—	$2,891

General corporate assets					3,986

Total assets					$6,877

DELL COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended October 29, 1999

				Eliminations/
			Asia Pacific	Purchased
	Americas	Europe	and Japan	R&D	Consolidated

	(in millions)

Net revenue from unaffiliated customers	$13,057	$4,101	$1,305	$—	$18,463

Transfers between geographic segments	24	5	1	(30)	—

Total net revenue	$13,081	$4,106	$1,306	$(30)	$18,463

Operating income	$1,681	$317	$78	$(194)	$1,882

Corporate expenses					(132)

Total operating income					$1,750

Depreciation and amortization	$59	$29	$10	$—	$98

Corporate depreciation and amortization					12

Total depreciation and amortization					$110

Identifiable assets	$2,526	$1,200	$376	$—	$4,102

General corporate assets					6,464

Total assets					$10,566

	Nine Months Ended November 1, 1998

			Asia Pacific
	Americas	Europe	and Japan	Eliminations	Consolidated

	(in millions)

Net revenue from unaffiliated customers	$8,948	$3,289	$833	$—	$13,070

Transfers between geographic segments	23	4	—	(27)	—

Total net revenue	$8,971	$3,293	$833	$(27)	$13,070

Operating income	$1,249	$314	$54	$—	$1,617

Corporate expenses					(166)

Total operating income					$1,451

Depreciation and amortization	$34	$20	$5	$—	$59

Corporate depreciation and amortization					13

Total depreciation and amortization					$72

Identifiable assets	$1,640	$1,017	$234	$—	$2,891

General corporate assets					3,986

Total assets					$6,877

NOTE 7 — LEGAL MATTERS

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

      All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine month periods ended October 29, 1999, are not necessarily indicative of the results that may be expected for the full fiscal year.

Results of Operations

      The following table sets forth for the periods indicated the percentage of consolidated net revenue represented by certain items in the Company’s condensed consolidated statement of income.

	Percentage of Consolidated Net Revenue

	Three Months Ended		Nine Months Ended

	October 29,	November 1,	October 29,	November 1,
	1999(a)	1998	1999(a)	1998

Net revenue:

Americas	71.9%	69.7%	70.7%	68.5%

Europe	21.1	24.4	22.2	25.2

Asia Pacific and Japan	7.0	5.9	7.1	6.3

Consolidated net revenue	100.0	100.0	100.0	100.0

Cost of revenue	79.8	77.5	78.8	77.5

Gross margin	20.2	22.5	21.2	22.5

Operating expenses:

Selling, general and administrative	9.2	9.7	9.2	10.0

Research, development and engineering	1.4	1.6	1.5	1.5

Total operating expenses	10.6	11.3	10.7	11.5

Operating income	9.6	11.2	10.5	11.0

Financing and other	0.6	0.2	0.5	0.2

Income before income taxes	10.2	11.4	11.0	11.2

Provision for income taxes	3.1	3.4	3.3	3.3

Net income	7.1%	8.0%	7.7%	7.9%

(a)	Excludes $194 million charge for purchased research and development related to the acquisition of ConvergeNet Technologies, Inc. See “Note 2 — Business Combination” in Notes to Condensed Consolidated Financial Statements. Including the $194 million charge, (i) research, development and engineering expense, as a percentage of net revenue, was 4.3% and 1.6% for the three month periods ended October 29, 1999 and November 1, 1998, respectively, and 2.5% and 1.5% for the nine month periods ended October 29, 1999 and November 1, 1998, respectively, (ii) total operating expense, as a percentage of net revenue, was 13.5% and 11.3% for the three month periods ended October 29, 1999 and November 1, 1998, respectively, and 11.7% and 11.5% for the nine month periods ended October 29, 1999 and November 1, 1998, respectively, and (iii) net income, as a percentage of net revenue, was 4.3% and 8.0% for the three month periods ended October 29, 1999 and November 1, 1998, respectively, and 6.7% and 7.9% for the nine month periods ended October 29, 1999 and November 1, 1998, respectively.

Net Revenue

      Consolidated net revenue increased 41% in both the third quarter and first nine months of fiscal 2000, over the comparable periods of fiscal 1999, and increased 10% over the second quarter of fiscal 2000. The increase in consolidated net revenue was primarily attributable to increased units sold. Unit sales increased 59% and 56% in the third quarter and first nine months of fiscal 2000, respectively, compared to the same periods of fiscal 1999.

      Unit sales increased across all product lines for the third quarter and first nine months of fiscal 2000, compared to the same periods of fiscal 1999. Desktop products continue to remain the primary component of unit sales, comprising 78% of total units sold during the third quarter and first nine months of fiscal 1999. Sales of enterprise systems, which include servers, workstations and storage products, grew 72% during the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999, and 15% on a sequential basis. Notebook computer unit sales increased 55% compared to the same period for fiscal 1999, and 12% on a sequential basis. These increases were primarily attributable to the Company’s increased market penetration of new and higher-end products.

      The effect of the increased unit sales on consolidated net revenue for the third quarter and first nine months of fiscal 2000 compared to the same periods of fiscal 1999 was partially offset by a decline in average revenue per unit sold of 11% and 9%, respectively. On a sequential basis, average revenue per unit sold declined 3% in the third quarter of fiscal 2000. The decrease in average revenue per unit sold was primarily attributable to the Company’s aggressive pricing strategies.

      In the Americas region, net revenue grew 45% in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. Net revenue in the Europe region increased 22% during the third quarter of fiscal 2000 compared to the same period of the prior fiscal year, and Asia-Pacific and Japan net revenue increased 69% during the third quarter of fiscal 2000, compared to the third quarter of fiscal 1999. These increases were due to increased unit sales across all customer groups.

Gross Margin

      During the third quarter of fiscal 2000, gross margin as a percentage of consolidated net revenue decreased by 2.3% compared to the margins obtained during the third quarter of fiscal 1999. The decrease was primarily attributable to an unexpected, significant increase, late in the third quarter of fiscal 2000, in the cost of random-access memory. During the third quarter of fiscal 2000, enterprise systems comprised 17% of system revenue, compared with 14% during the third quarter of fiscal 1999, while notebook computers comprised 24% of system revenue, compared with 22% during the same period of the prior fiscal year.

Operating Expenses

      Selling, general and administrative expenses increased in absolute dollar amounts for the third quarter and first nine months of fiscal 2000 but decreased as a percentage of consolidated net revenue from the same periods in fiscal 1999. The increase in absolute dollars was due primarily to the increased staffing and increased infrastructure expenses, including information systems, to support the Company’s continued growth. The decline in selling, general and administrative expenses as a percentage of net revenue for the third quarter of fiscal 2000 results primarily from the Company’s efforts to manage these expenses relative to its net revenue and gross margin.

      The Company continues to invest in research, development and engineering activities to support its continued goal of improving and developing efficient procurement, manufacturing and distribution processes, and to develop and introduce new products. During the third quarter of fiscal 2000, the Company recorded a charge of $194 million for in-process research and development purchased as a part of the acquisition of ConvergeNet Technologies, Inc. The Company expects to continue to increase its research, development and engineering spending in absolute dollar amounts.

      ConvergeNet’s enterprise data-storage technology will enable the Company’s current and future storage products and systems to connect to a wide range of Intel Corp. or RISC (reduced instruction-set computing)-based servers running on a broad range of operating systems. The Company expects that products incorporating the technology acquired from ConvergeNet will be completed and begin to generate cash flows over the next 9 to 12 months. However, development of these technologies remains a significant risk to the

Company due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and potential competitive threats from other companies. The nature of the efforts to develop the acquired technology into commercially viable products consists principally of planning, designing and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share, or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on the Company’s business and operating results.

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

Income Taxes

      The Company’s effective tax rates were approximately 42% and 33%, respectively, for the third quarter and first nine months of fiscal 2000, compared with 30% during the same periods in fiscal 1999. Absent the $194 million charge for purchased research and development, the Company’s effective tax rates were 30% for both the third quarter and first nine months of fiscal 2000.

Liquidity and Capital Resources

      The following table presents selected financial statistics and information:

	October 29,	January 29,
	1999	1999

	( dollars in millions)

Cash and investments	$5,857	$3,181

Working capital	$4,385	$2,644

Days of sales in accounts receivable	37	36

Days of supply in inventory	6	6

Days in accounts payable	60	54

Cash conversion cycle	(17)	(12)

      During the first nine months of fiscal 2000, the Company generated $3.1 billion in cash flows from operating activities, which represents the Company’s principal source of cash. Cash flows from operating activities resulted primarily from the Company’s net income, changes in operating working capital and income tax benefits resulting from the exercise of employee stock options.

      During the third quarter of fiscal 2000, the Company continued to improve on its efficient asset management. Although days of sales in accounts receivable increased by one day and days of supply in inventory remained unchanged as compared to fiscal 1999, days in accounts payable increased by six days. This combination resulted in an improvement in the Company’s cash conversion cycle to a negative 17 days in the third quarter of fiscal 2000 from a negative 12 days in fiscal 1999. The Company’s return on invested capital (ROIC), a key indicator of efficient asset management, increased to 281% for the third quarter of fiscal 2000 from 260% for the second quarter of fiscal 2000. Including the $194 million charge for purchased research and development related to the acquisition of ConvergeNet, the Company’s ROIC was 164% for the third quarter of fiscal 2000.

      During the third quarter of fiscal 2000, the Company repurchased 15 million shares of common stock for an aggregate cost of $250 million, primarily to manage the dilution resulting from shares issued under the Company’s employee stock plans. The Company is currently authorized to repurchase up to 201 million additional shares of its outstanding common stock and anticipates that repurchases will constitute a significant use of future cash resources. At October 29, 1999, the Company held equity options that entitled it to purchase 52 million of those additional shares of common stock at various times through the third quarter of fiscal 2002 at an average cost of $45 per share.

      The Company utilized $271 million in cash during the first nine months of fiscal 2000 to improve and equip its manufacturing and office facilities as the Company continues to grow. Cash flows for similar capital expenditures for fiscal 2000 are expected to total approximately $400 million.

      The Company maintains master lease facilities providing the capacity to fund up to $820 million. The combined facilities provide for the ability of the Company to lease certain real property, buildings and equipment to be constructed or acquired. At October 29, 1999, $389 million of the combined facilities had been utilized.

      Management believes that the Company has sufficient resources from cash provided from operations and available borrowings to support its operations and capital requirements for at least the next 12 months.

Factors Affecting the Company’s Business and Prospects

      There are numerous factors that affect the Company’s business and the results of its operations. These factors include general economic and business conditions; the level of demand for personal computers and enterprise systems; the level and intensity of competition in the computer industry and the pricing pressures that may result; the ability of the Company to timely and effectively manage periodic product transitions, as well as component availability and cost; the ability of the Company to develop new products based on new or evolving technology and the market’s acceptance of those products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period; the Company’s ability to continue to improve its infrastructure (including personnel and systems) to keep pace with the growth in its overall business activities and to retain and integrate personnel from acquired companies; and the Company’s ability to ensure its products and internal systems and devices will be Year 2000 ready and to assess the Year 2000 readiness and risk to the Company of its third party providers, and implement effective contingency plans where needed. For a discussion of these and other factors affecting the Company’s business and prospects, see “Item 1 — Business — Factors Affecting the Company’s Business and Prospects” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1999.

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

      The Company has also identified, through the Millennium Project, its critical component and service providers and is contacting each such vendor to assess that vendor’s Year 2000 readiness. The Company has assigned each such vendor a priority rating based on the criticality of the function it provides to the Company. Through December 9, 1999, the Company had assessed the readiness of 98% of its critical vendors. The

Company has received direct survey responses from approximately 85% of its critical vendors and has assessed the readiness of an additional 13% of its critical vendors by means of data sources other than a direct survey. Responses from the remaining 2%, all of which are recently added critical vendors, are being pursued and contingency plans have been developed for each such vendors. Because the Company is relying on information provided to it by third parties to assess the Year 2000 readiness of such vendors, the Company cannot provide assurances that all of its critical vendors are or will be Year 2000 ready. Therefore, the Company cannot provide assurances that the Company will not be adversely affected by the Year 2000 date change.

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

Risks/ Contingency Plans

      The Company believes that the most likely worst case scenarios would involve the interruption of crucial suppliers as a result of infrastructure failures or third party vendor failures. As of December 9, 1999, the Company had substantially completed contingency plans that address each of the most likely worst case scenarios. The Company believes that it is taking appropriate steps to assess and address its Year 2000 issues and currently does not expect that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 readiness is dependent on many factors, some of which are not completely within the Company’s control. Should either the Company’s internal systems and devices or the internal systems and devices of one or more critical vendors fail to achieve Year 2000 readiness, the Company’s business and its results of operations could be adversely affected.

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

ITEM 2.  Changes in Securities and Use of Proceeds

      The Company has an active stock repurchase program. One element of such program is the sale of put options. During the third quarter of fiscal 2000, the Company sold 20,878,372 put options to third party financial intermediaries and received proceeds of $2.6 million in connection with such sales. Each put option entitles each holder to sell to the Company by physical delivery, cash delivery or net-share settlement, at the Company’s option, one share of common stock at a specified price. The put options sold by the Company during the third quarter expire on various dates through September 2001 and have exercise prices ranging from $32 to $47 per share with an average exercise price of $41.

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

DELL COMPUTER CORPORATION

/s/ JAMES M. SCHNEIDER

December 13, 1999

James M. Schneider
Senior Vice President, Finance
(On behalf of the registrant
and as chief accounting officer)

INDEX TO EXHIBIT

Exhibit No.	Description of Exhibit

27	— Financial Data Schedule