Form 10-K
period 2000-01-28
DELL COMPUTER CORP
filed 2000-04-14
CIK 826083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 28, 2000

Commission File Number: 0-17017

Dell Computer Corporation

(Exact name of registrant as specified in its charter)

Delaware	74-2487834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Dell Way, Round Rock, Texas 78682-2244

(Address, including Zip Code, of registrant’s principal executive offices)

(512) 338-4400

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Aggregate market value of common stock held by non-affiliates of the registrant as of March 24, 2000	$124,995,093,710

Number of shares of common stock outstanding as of March 24, 2000	2,586,748,307

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in July 2000, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Statements in this Report that relate to future results and events are based on the Company’s current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting the Company’s business and prospects, see “Item 1 — Business — Factors Affecting the Company’s Business and Prospects.”

PART I

ITEM 1 — BUSINESS

General

Dell Computer Corporation (the “Company”) is the world’s largest direct computer systems company, with revenues of $25.3 billion for the fiscal year ended January 28, 2000. The Company was founded in 1984 by Michael Dell on a simple concept: By selling computer systems directly to customers, the Company could most efficiently understand and satisfy the computing needs of customers. The Company offers its customers a full range of computer systems, including desktop computer systems, notebook computers, workstations, network servers and storage products, as well as an extended selection of peripheral hardware, computing software and related services. Additionally, the Company offers an array of services to support its customers’ online initiatives. The Company’s direct model offers in-person relationships with corporate and institutional customers, as well as telephone and Internet purchasing, built-to-order computer systems, telephone and online technical support and onsite product service. The Company sells its products and services to large corporate, government, healthcare and education customers, small-to-medium businesses and individuals.

The Company is a Delaware corporation that was incorporated in October 1987, succeeding to the business of a predecessor Texas corporation that was originally incorporated in May 1984. Based in Round Rock, Texas, the Company conducts operations worldwide through wholly owned subsidiaries. See “Item 1 — Business — Geographic Areas of Operations.” Unless otherwise specified, references herein to the Company are references to the Company and its consolidated subsidiaries. The Company operates principally in one industry segment.

The Company’s common stock, par value $.01 per share, is listed on The Nasdaq National Market under the symbol DELL. See “Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters — Market Information.”

Business Strategy

The Company’s business strategy is based on its direct business model. The Company’s business model seeks to deliver a superior customer experience through direct, comprehensive customer relationships, cooperative research and development with technology partners, computer systems custom-built to customer specifications and service and support programs tailored to customer needs. The Company believes that the direct model provides it with several distinct competitive advantages. The direct model eliminates the need to support an extensive network of wholesale and retail dealers, thereby avoiding dealer mark-ups; avoids the higher inventory costs associated with the wholesale/retail channel and the competition for retail shelf space; and reduces the high risk of obsolescence associated with products in a rapidly changing technological market. In addition, the direct model allows the Company to maintain, monitor and update a customer database that can be used to shape future product offerings and post-sale service and support programs. This direct approach, combined with the Company’s efficient procurement, manufacturing and distribution processes, allows the Company to bring relevant technology to its customers faster and more competitively priced than many of its competitors.

The Internet

The Company is committed to refining and extending the advantages of its direct model approach by moving even greater volumes of product sales, service and support to the Internet. The Internet, perhaps the purest and most efficient form of the direct model, provides greater convenience and efficiency to customers and, in turn, to the Company. The Company receives in excess of 2.6 million visits per week to www.dell.com, where it maintains more than 80 country-specific sites. Company sales generated through the Internet reached nearly 50% of revenue and averaged $40 million per day by the end of fiscal year 2000. Through, www.dell.com, customers and potential customers can access a wide range of information about the Company’s product offerings, can configure and purchase systems online and can access volumes of support and technical information.

The Company also develops custom Internet sites, called Premier PagesTM, for various corporate and institutional customers, allowing these customers to simplify and accelerate procurement and support processes. Through these custom sites, the Company offers the customer paperless purchase orders, approved product configurations, global pricing, real-time order tracking, purchasing history and account team information. The Company currently provides more than 40,000 Premier Pages worldwide. The Company also provides an online virtual account executive for its small business customers. And, for all domestic customers, the Company provides a spare-parts ordering system, and a virtual help desk featuring natural-language search capabilities and direct access to technical support data.

In fiscal year 2000, the Company expanded its Internet presence with the launch of www.gigabuys.com. This, combined with the DellWare® program has created an online source for more than 30,000 competitively-priced computer-related products, including software and peripherals.

The Company recently announced a series of initiatives designed to leverage the Company’s successful use of the Internet by providing customers the servers, storage, and services required to build, expand and enhance their own Internet infrastructure capabilities. These initiatives include the bundling of marketing, sales, services, support, and financing for Internet customers through the Service Provider DirectTM program; Dell Expert ServicesTM consulting services and web hosting; the PowerAppTM line of web server appliances; and strategic investments in Internet infrastructure companies by Dell Ventures.

Comprehensive Customer Relationships

The Company develops and utilizes direct customer relationships to understand end-users’ needs and to deliver high quality computer products and services tailored to meet those needs. For large corporate and institutional customers, the Company works with the customer prior to the sale to plan a strategy to meet that customer’s current and future technology needs. After the sale, the Company continues the direct relationship by establishing account teams, consisting of sales, customer service and technical personnel, dedicated to the Company’s large corporate and institutional customers. The Company also establishes direct relationships with small-to-medium businesses and individuals, through account representatives, telephone sales representatives or Internet contact. These direct customer relationships provide the Company with a constant flow of information about its customer’s plans and requirements and enable the Company to weigh its customer’s needs against emerging technologies.

Cooperative Research and Development

The Company has successfully developed cooperative, working relationships with many of the world’s most advanced technology companies. Working with these companies, the Company’s engineers manage quality, integrate technologies and design and manage system architecture. This cooperative approach allows the Company to determine the best method and timing for delivering new technologies to the market. The Company’s goal is to quickly and efficiently deliver the latest relevant technology to its customers.

Custom-Built Computer Systems

The direct model is based on the principle that delivering custom-built computer systems is the best business model for providing solutions that are truly relevant to end-user needs. This concept, together with the Company’s flexible, build-to-order manufacturing process, enables the Company to achieve faster inventory turnover and reduced inventory levels and allows the Company to rapidly incorporate new technologies and components into its product offerings.

Custom-Tailored Service and Support Programs

In the same way that the Company’s computer products are built-to-order, service and support programs are designed to fit specific customer requirements. The Company offers a broad range of service and support programs through its own technical personnel and its direct management of specialized service suppliers. These services range from online support to onsite customer-dedicated systems engineers.

The Company believes that it has significant opportunities for continued growth in all parts of the world, in all customer groups and in all product categories, ranging from enterprise systems, such as network servers, high-end workstations and storage, to home PCs. While the Company believes that its business strategy provides it with competitive advantages, there are many factors that may affect the Company’s business and the success of its operations. For a discussion of these factors, see “Item 1 — Business — Factors Affecting the Company’s Business and Prospects.”

Geographic Areas of Operations

The Company conducts operations worldwide on a geographic basis, with those geographic segments being the Americas, Europe and Asia-Pacific and Japan regions. The Americas segment, which is based in Round Rock, Texas, covers the U.S., Canada and Latin America. The European segment, which is based in Bracknell, England, covers the European countries and also some countries in the Middle East and Africa. The Asia-Pacific and Japan segment covers the Pacific Rim, including Japan, Australia and New Zealand, and is based in Hong Kong (for areas other than Japan) and Kawasaki, Japan (for Japan). See “Item 1 — Business — Factors Affecting the Company’s Business and Prospects” for information about certain risks of international activities.

The Company’s corporate headquarters are located in Round Rock, Texas, and its manufacturing facilities are located in Austin, Texas; Nashville, Tennessee; Eldorado do Sul, Brazil; Limerick, Ireland; Penang, Malaysia; and Xiamen, China. See “Item 2 — Properties.”

For financial information about the results of the Company’s operating segments for each of the last three fiscal years, see Note 12 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

During fiscal year 2000, the Company expanded operations to the Nashville, Tennessee area and opened a manufacturing facility in Eldorado do Sol, Brazil, to serve Latin America. See “Item 2 — Properties.”

Products and Services

The Company offers a wide range of products and services, including desktop computer systems, notebook computers, workstations, servers and storage products, as well as software, peripherals and service and support programs.

Desktop Computer Systems

The Company offers two primary lines of desktop computer systems. The OptiPlex® line is designed for corporate and institutional customers who require highly reliable systems optimized for use in networked environments. The Dimension® line of desktop computer systems is designed for small businesses, workgroups and consumers, who generally demand fast performance and the latest technology without the need for remote manageability.

Notebook Computers

The Company offers two lines of notebook computer systems, each designed for targeted customer needs. The Latitude® line is targeted to business customers who require highly reliable and durable systems with maximum connectivity for use in networked environments. The Inspiron® line is targeted to home and small business users who require the latest technology and high-end multimedia performance.

Enterprise Systems

Workstations — The Dell Precision® workstation product line is intended for professional users who demand exceptional performance to run sophisticated applications, such as computer-aided design, digital content creation, geographic information systems, computer animation, software development and financial analysis. In fiscal year 2000, industry sources showed that the Dell Precision workstation product line achieved the number one worldwide market share position in Windows NT®-based workstations.

Servers — The PowerEdge® line of servers consists of systems that can operate as file servers, database servers, applications servers and communications/groupware servers in a networked computing environment. PowerEdge systems can be configured as desired for use in a range of networked environments, from single workgroups to entire enterprises. The Company also offers rack-mountable chassis for its network servers and a full line of external storage systems for increased disk capacity and data backup.

The Company recently began offering the PowerApp line of appliance server products. These web server appliances are designed to target the needs of companies that are developing or enhancing their Internet infrastructure, including Internet service providers and application service providers.

Storage — The PowerVault® line of storage products is designed to drive high-end storage features into standard computing environments, meeting a wide range of customer storage needs. The Company offers a range of products within the PowerVault line for differing customer needs. In fiscal year 2000 the Company announced the PowerVault storage area network solution, the first storage area network from a major systems vendor for Windows NT environments.

Additionally, in fiscal year 2000 the Company acquired ConvergeNet Technologies, Inc., a private storage area network company based in San Jose, California. As a result of the acquisition, the Company will develop products that will enable current and future PowerVault storage devices and other storage systems to connect to any Intel®- or RISC®-based server running UNIX®, SolarisTM, Windows NT®, Windows 2000®, NetWare® or Linux® operating systems.

Software and Accessories

The Company maintains four primary software and accessory programs to enhance its computer systems. These include DellWare, Gigabuys®, DellPlusTM and ReadyWare®. Through DellWare and Gigabuys, the Company offers a wide range of software, peripherals and other accessories. Through the DellPlus custom factory integration program, the Company provides installation and configuration of customer hardware and software and asset tagging and labeling. Through the ReadyWare program, the Company offers factory-installed off-the-shelf software applications.

Service and Support

The Company enhances its product offerings with a number of specialized services, including custom hardware and software integration, leasing and asset management, network installation and support and onsite service. The Company’s direct relationships with customers and its extensive online capabilities via www.dell.com enhance service delivery. The Company is further developing its service capabilities with Internet-based services that enhance the customer experience. For additional discussion of the Company’s service and support programs, see “Item 1 — Business — Service and Support.”

Service Provider Direct and Dell Expert Services

As part of its initiative to provide its customers the resources needed to build and enhance their Internet capabilities, the Company has recently announced the Service Provider Direct and Dell Expert Services programs.

The Service Provider Direct program consists of a comprehensive package of service, support and business development programs designed to meet the needs of the Company’s top-tier service providers and Internet-intensive businesses. The Company offers marketing, sales, services support and financing alternatives for its customers through this program.

Through Dell Expert Services, the Company has developed a variety of consulting and service alternatives for its Internet-intensive customers. Service alternatives include e-consulting services for large and medium businesses through alliances with e-consulting firms such as Gen3 Partners, Arthur Andersen and Lante Corporation; web hosting for small and medium sized businesses through DellHost.com; and consulting and other services for small businesses through DellEWorks.com.

Sales and Marketing

The Company’s customers range from large corporations, government agencies and healthcare and educational institutions to small businesses and individuals. In general, the Company uses similar sales and marketing approaches across all customer groups, as demand levels for each customer group are principally driven by similar changes in market prices and overall general economic conditions. Within each region, the Company has divided its sales and marketing forces among the various customer groups to better meet each customer group’s specific needs. No single customer accounted for more than 10% of the Company’s consolidated net revenues during any of the last three fiscal years.

Relationship Customers

The Company has established a broad range of business based on continuing relationships with large corporations, governmental, healthcare and educational institutions and small-to-medium businesses. The Company maintains a field sales force throughout the world to call on business and institutional customers and prospects. The Company develops marketing programs and services specifically geared to these relationship customers. Dedicated account teams, which include field based system engineers and consultants, form long-term customer relationships to provide each customer with a single source of assistance on various issues, including technology needs assessment and technical evaluation of Dell products; system configuration; image development order placement; lifecycle cost management; technology transition planning; installation assistance and project management; and detailed product, service and financial reporting. For customers with in-house maintenance organizations, the Company offers a variety of programs, including specialized computer training programs, a repair parts assistance program and other customized programs to provide access to the Company’s technical support team. Customized product delivery and service programs are available on a worldwide basis. See “Item 1 — Business — Service and Support.”

For multinational corporate customers, the Company offers several programs designed to provide global capability, support and coordination. Through these programs, the Company can provide single points of contact and accountability with global account specialists, special global pricing, consistent service and support programs across global regions and access to central purchasing facilities.

The Company also maintains specific sales and marketing programs targeted at federal, state and local governmental agencies. The Company maintains account teams dedicated to specific governmental and educational markets. The Company holds a U.S. General Services Administration Schedule contract, through which it sells to U.S. federal governmental agencies.

Transactional Customers

The Company has established a significant base of business among small-to-medium businesses and individuals. The Company markets its products and services to these customers by advertising on the Internet and television, in trade and general business publications and by mailing a broad range of direct marketing publications, such as promotional pieces, catalogs and customer newsletters. The Company believes these customers value its ability to provide reliable, custom-built computer systems at competitive prices, knowledgeable sales assistance, post-sale support and onsite service offerings.

Internet Customers

An increasing portion of the Company’s business is being conducted via the Internet. Through the Company’s World Wide Web site at www.dell.com, customers and potential customers can access a wide range of information about the Company’s product and service offerings, configure and purchase systems online and access volumes of support and technical information. The Company receives in excess of 2.6 million visits per week to www.dell.com, where it maintains more than 80 country-specific sites. The Company currently maintains more than 40,000 customized Premier Page web sites for its corporate and institutional customers.

Leasing and Asset Management Services

In fiscal year 1998, the Company formed Dell Financial Services L.P. (“DFS”) as a joint venture with Newcourt Credit Group Inc., now a subsidiary of The CIT Group. DFS offers leasing and other financial services to the Company’s customers. For additional information about DFS, see Note 11 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

Service and Support

The Company offers a full line of warranty, service and support options in all of its geographic markets. These options vary in each of the countries in which the Company does business based on local market and customer requirements. The following is a description of the warranties, service and support generally available to the Company’s customers in the United States.

Standard Programs

All systems include lifetime technical support, which is primarily provided through automated and online avenues including the Internet via www.support.dell.com, E-mail, online subscription services and interactive bulletin boards. As of March 1, 2000 the Company’s support site was receiving in excess of 5 million page views per week. The support site enables customers to select how they receive online help, based on their comfort and experience with technology and the Internet.

Many of the Company’s systems include software that helps customers diagnose and communicate system problems. Several systems also include a built-in diagnostics program that can provide online information about system malfunctions. The Company also continues to provide toll free telephone support in most countries. Technical specialists supporting all technical support programs maintain close contact with the Company’s manufacturing and product design groups and have online access to each customer’s original system configuration and service history.

All of the Company’s systems include a basic limited warranty ranging from one to three years, which includes parts and labor coverage. Additionally, most business customers have systems that include next-business-day onsite service, which provides customers with next-business-day parts delivery and a Dell-trained, Dell-managed technician to diagnose and resolve system issues.

Additional Options

The Company offers customers the opportunity to customize their service and support programs through a wide selection of options. For example, PowerEdge server customers may choose to extend standard service contracts to include up to four additional years of next-business-day, onsite service. Additionally, customers may choose same day, two, four or six-hour response service offerings. Notebook computer owners have access to service and support in a multitude of countries in which the Company conducts business, in the event a notebook customer is in need of service or support while traveling outside of that customer’s home country.

The Company’s Premier AccessTM program includes a service and support program specifically designed for information systems professionals who have technical expertise in diagnosing and servicing computer systems. Customers can choose their level of service under the program, including rapid service and parts dispatches, direct access to advanced level technical support, specialized online support, reimbursement for certain labor costs and parts management assistance.

Through the DellPlus program, the Company offers specialized services designed to satisfy customers’ unique hardware and software integration requirements. With this program, a customer’s particular integration requirements (whether hardware related, such as specialized network cards, video and graphic boards, modems, tape drives or hard drives; or software related, such as customer proprietary software applications or drivers) can be satisfied at the time the customer’s systems are manufactured. This is in addition to the Company’s ReadyWare program, a collection of popular software applications and interface cards that can be factory-installed.

The Company also offers a variety of onsite installation services that can be customized to meet the needs of each specific customer. These services include basic installation and orientation, system connectivity and functional testing, external peripheral installation, internal device installation and file server and advanced system installation.

Manufacturing

The Company operates manufacturing facilities in Austin, Texas; Nashville, Tennessee; Limerick, Ireland; Penang, Malaysia; Eldorado do Sul, Brazil; and Xiamen, China. The Company’s manufacturing process consists of assembly, functional testing and quality control of the Company’s computer systems. Testing and quality control processes are also applied to components, parts and subassemblies obtained from suppliers. The Company’s build-to-order manufacturing process is designed to allow the Company to quickly produce customized computer systems and to achieve rapid inventory turnover and reduced inventory levels, which lessens the Company’s exposure to the risk of declining inventory values. This flexible manufacturing process also allows the Company to incorporate new technologies or components into its product offerings quickly.

Quality control is maintained through the testing of components, parts and subassemblies at various stages in the manufacturing process. Quality control also includes a burn-in period for completed units after assembly, on-going production reliability audits, failure tracking for early identification of production and component problems and information from the Company’s customers obtained through its direct relationships and service and support programs. The Company conducts a voluntary vendor certification program, under which qualified vendors commit to meet defined quality specifications. With the exception of Brazil, all of the Company’s manufacturing facilities have been certified as meeting ISO 9002 quality standards. Brazil is expected to be ISO 9002 certified in fiscal year 2001.

Product Development

The Company’s product development efforts are focused on designing and developing competitively priced computer systems that adhere to industry standards and incorporate the technologies and features that the Company believes are most desired by its customers. To accomplish this objective, the Company must evaluate, obtain and incorporate new hardware, software, storage, communications and peripherals technologies that are primarily developed by others. The Company’s product development team includes programmers, technical project managers and engineers experienced in system architecture, logic board design, sub-system development, mechanical engineering, manufacturing processing and operating systems. This cross-functional approach to product design has enabled the Company to develop systems with improved functionality, manufacturability, reliability, serviceability and performance, while keeping costs competitive. The Company takes steps to ensure that new products are compatible with industry standards and that they meet cost objectives based on competitive pricing targets.

The Company bases its product development efforts on cooperative, meaningful relationships with the world’s most advanced technology companies. These working partnerships allow the Company to use its direct model and build-to-order manufacturing process to deliver, on a timely and cost-effective basis, those emerging technologies that are most relevant to its customers.

During fiscal year 2000, the Company incurred $568 million in research, development and engineering expenses, compared with $272 million for fiscal year 1999 and $204 million for fiscal year 1998. Fiscal year 2000 research, development and engineering expenses included a $194 million charge for write-off of purchased in-process research and development resulting from the acquisition of ConvergeNet Technologies, Inc. The amount the Company spends on research, development and engineering activities, which the Company believes to be important to its continued success and growth, is determined as part of the annual budget process and is based on cost-benefit analyses and revenue forecasts. The Company prioritizes activities to focus on projects that it believes will have the greatest market acceptance and achieve the highest return on the Company’s investment.

Dell Ventures

During fiscal year 2000 the Company began making equity investments in companies in order to enhance and extend the Company’s direct business model and core business initiatives. The Company makes strategic investments in other companies designed to yield greater access to leading-edge technologies and services, expanded markets for the Company’s products, insight into new markets, and financial return. The Company generally invests in emerging technology companies with business objectives built around the Internet, services, server and storage products and communications. During fiscal year 2000, the Company typically made mid- to late-stage investments prior to a company’s initial public offering. Subsequent to fiscal year 2000, the Company announced the expansion of this group’s activities to include investment in early-stage companies and business incubation activities. For additional information about risk on financial instruments, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

Patents, Trademarks and Licenses

The Company holds a portfolio of 510 U.S. patents and 431 U.S. patent applications pending, and has a number of related foreign patents and patent applications pending. The Company’s

U.S. patents expire in years 2005 through 2018. The inventions claimed in those patents and patent applications cover aspects of the Company’s current and possible future computer system products, manufacturing processes and related technologies. The Company is developing a portfolio of patents that it anticipates will be of value in negotiating intellectual property rights with others in the industry.

The Company has obtained U.S. federal trademark registration for its DELL word mark and its Dell logo mark. The Company owns registrations for 27 of its other marks in the U.S. As of March 1, 2000, the Company had pending applications for registration of 39 other trademarks. The DELL word mark, Dell logo and other trademark and service mark registrations in the U.S. may be renewed as long as the mark continues to be used in interstate commerce. The Company believes that establishment of the DELL mark and logo in the U.S. is material to the Company’s operations. The Company has also applied for or obtained registration of the DELL mark and several other marks in approximately 190 other countries or jurisdictions where the Company conducts or anticipates expanding its international business. The Company has also registered approximately 370 global domain names. In addition, the Company has registered in excess of 200 country specific domain names. The Company has also taken steps to reserve corporate names and to form non-operating subsidiaries in certain foreign countries where the Company anticipates expanding its international business.

The Company has entered into a variety of intellectual property licensing and cross-licensing agreements. In addition, the Company has entered into nonexclusive licensing agreements with Microsoft Corporation for various operating system and application software. The Company has also entered into various software licensing agreements with other companies.

From time to time, other companies and individuals assert exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to the technology industry or the Company’s business. The Company evaluates each claim relating to its products and, if appropriate, seeks a license to use the protected technology. The licensing agreements generally do not require the licensor to assist the Company in duplicating its patented technology nor do these agreements protect the Company from trade secret, copyright or other violations by the Company or its suppliers in developing or selling these products.

Infrastructure

Management Information Systems

The Company’s management information systems enable the Company to track each unit sold from the initial sales contact, through the manufacturing process to post-sale service and support. The systems assist the Company in tracking key information about its customers. Using its database to assess purchasing trends, advertising effectiveness and customer and product groupings, the Company targets marketing activities specifically to particular types of customers. This database, unique to the Company’s direct model, allows the Company to gauge customer satisfaction issues and also provides the opportunity to test new propositions in the marketplace prior to product or service introductions.

Employees

On January 28, 2000, the Company had approximately 36,500 regular employees. Approximately 23,500 of those employees were located in the U.S., and approximately 13,000 were located in other countries. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

Government Regulation

The Company’s business is subject to regulation by various federal and state governmental agencies. Such regulation includes the radio frequency emission regulatory activities of the U.S. Federal Communications Commission, the anti-trust regulatory activities of the U.S. Federal Trade Commission and Department of Justice, the import/ export regulatory activities of the U.S. Department of Commerce and the product safety regulatory activities of the U.S. Consumer Products Safety Commission.

The Company also is required to obtain regulatory approvals in other countries prior to the sale or shipment of products. In certain jurisdictions, such requirements are more stringent than in the U.S. Many developing nations are just beginning to establish safety, environmental and other regulatory requirements, which may vary greatly from U.S. requirements.

Backlog

At the end of fiscal year 2000, backlog was $310 million, compared with backlog of $170 million at the end of fiscal year 1999, and backlog of $215 million at the end of fiscal year 1998. The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that the backlog at any point in time will translate into sales in any subsequent period.

Factors Affecting the Company’s Business and Prospects

There are many factors that affect the Company’s business and the results of its operations, some of which are beyond the control of the Company. The following is a description of some of the important factors that may cause the actual results of the Company’s operations in future periods to differ materially from those currently expected or desired.

General economic and industry conditions

Any general economic, business or industry conditions that cause customers or potential customers to reduce or delay their investments in computer systems could have a negative effect on the Company’s strength and profitability. For example, a softening of demand for computer systems may result in decreased revenues (or at least declining revenue growth rates) for computer manufacturers in general and the Company in particular and may result in pricing pressures for products that the Company sells, which could have a negative effect on the Company’s revenues and profitability.

Competition

The technology industry is highly competitive. The intense competition inherent in the industry could result in the loss of customers or pricing pressures, which would negatively affect the Company’s results of operations.

International activities

The Company’s future growth rates and success are in-part dependent on continued growth and success in international markets. As is the case with most international operations, the success and profitability of the Company’s international operations are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign operations) and foreign currency exchange rates.

Product, customer and geographic mix

The profit margins realized by the Company vary somewhat among its products, its customer business units and its geographic markets. Consequently, the overall profitability of the Company’s operations in any given period is partially dependent on the product, customer and geographic mix reflected in that period’s revenues.

Seasonal trends

The Company experiences some seasonal trends in the sale of its products. For example, sales to governments (particularly U.S. federal sales) are often stronger in the Company’s third quarter, European sales are often weaker in the third quarter and consumer sales are often stronger in the fourth quarter. Historically, the net result of seasonal trends has not been material relative to the Company’s overall results of operations, but many of the factors that create and affect seasonal trends are beyond the Company’s control.

Technological changes and product transitions

The technology industry is characterized by continuing improvements in technology, which result in the frequent introduction of new products, short product life cycles and continual improvement in product price/performance characteristics. While the Company believes that its direct model and asset management practices afford it an inherent competitive advantage over some of its competitors, product transitions present some of the greatest executional challenges and risks for any computer systems company. A failure on the part of the Company to effectively manage a product transition will directly affect the demand for the Company’s products and the profitability of the Company’s operations. In addition, while the Company has meaningful relationships with some of the world’s most advanced technology companies, continuing technological advancement, which is a significant driver of customer demand, is largely beyond the control of the Company.

Inventory management/supplies

The Company’s direct business model gives it the ability to operate with reduced levels of component and finished goods inventories, and the Company’s financial success in recent periods has been due in part to its asset management practices, including its ability to achieve rapid inventory turns. As evidenced in the second half of fiscal year 2000, temporary disruptions in component supply availability can unfavorably affect the Company’s short term performance. While supply conditions have generally been favorable both to the Company and to the industry, in recent years less favorable supply conditions, as well as other factors both within and beyond the Company’s control, may require or result in increased inventory levels in the future.

The Company’s manufacturing process requires a high volume of quality components that are procured from third party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts (which can adversely affect the reliability and reputation of the Company’s products), a shortage of components and reduced control over delivery schedules (which can adversely affect the Company’s manufacturing efficiencies) and increases in component costs (which can adversely affect the Company’s profitability).

The Company has several single-sourced supplier relationships, either because alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. If these sources are unable to provide timely and reliable supply, the Company could experience manufacturing interruptions, delays or inefficiencies, adversely affecting its results of operations.

Risk on financial instruments

The Company regularly utilizes derivative instruments to hedge its exposure to fluctuations in foreign currency exchange rates and interest rates. In addition, the Company utilizes equity instrument contracts to execute repurchases of its common stock under its Board-authorized stock repurchase program. Some of these instruments and contracts may involve elements of market and credit risk in excess of the amounts recognized in the financial statements. For additional information about risk on financial instruments, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

Strength of infrastructure

The Company has grown at a rapid pace, requiring enhancement and expansion of its management team, information systems, manufacturing operations and other aspects of its infrastructure. The Company’s continued success and profitability partly depends on its ability to continue to improve its infrastructure (particularly personnel and information systems) to keep pace with the growth in its overall business activities.

Patent rights

The Company’s continued business success may be largely dependent on its ability to obtain licenses to intellectual property developed by others on commercially reasonable and competitive terms. If the Company or its suppliers are unable to obtain desirable technology licenses, the Company could be prohibited from marketing products, could be forced to market products without desirable features or could incur substantial costs to redesign its products, defend legal actions or pay damages.

Trademarks and Service Marks

Several U.S. trademarks and service marks appear in this Report. Dell, the Dell logo, Dimension, Latitude, OptiPlex, Dell Precision, Inspiron and PowerEdge are registered trademarks of the Company, and DellWare, Gigabuys, ReadyWare and SelectCare are registered service marks. PowerApp, OptiFrame and PowerVault are trademarks of the Company, and BusinessCare, BusinessCare Plus, DellPlus, DirectLine, Premier Access and Premier Pages are service marks. This Report may also contain trademarks and tradenames of other entities; the Company disclaims proprietary interest in the marks and names of others.

Executive Officers of the Company

The following table sets forth the name, age and position of each of the persons who were serving as executive officers of the Company as of March 31, 2000.

Name	Age	Position

Michael S. Dell	35	Chairman of the Board and Chief Executive Officer

Kevin B. Rollins	47	Vice Chairman

James T. Vanderslice	59	Vice Chairman

David W. Allen	39	Vice President, Worldwide Operations

Paul D. Bell	39	Senior Vice President; President, Europe, Middle East and Africa and Co-General Manager, Worldwide Home and Small Business Group

G. Carl Everett, Jr.	49	Senior Vice President, Personal Systems Group

Thomas B. Green	45	Senior Vice President, Law and Administration and Secretary

Michael D. Lambert	53	Senior Vice President, Enterprise Systems Group

Göran S. Malm	52	Senior Vice President and Co-President, Asia-Pacific/ Japan

Joseph A. Marengi	46	Senior Vice President and General Manager, U.S. Relationship Group

Randall D. Mott	43	Senior Vice President and Chief Information Officer

Frank L. Muehleman	43	Vice President and Co-General Manager, Worldwide Home and Small Business Group

Rosendo G. Parra	40	Senior Vice President and General Manager, U.S. Public Sector

Lawrence A. Pentland	41	Vice President and General Manager, Americas International Group

Charles H. Saunders	56	Vice President and Co-President, Asia-Pacific/ Japan

James M. Schneider	47	Senior Vice President and Chief Financial Officer

Morton L. Topfer	63	Counselor to the CEO and Director

Set forth below is biographical information about each of the Company’s executive officers.

Michael S. Dell — Mr. Dell has been Chairman of the Board, Chief Executive Officer and a director of the Company since May 1984. Mr. Dell shares the Office of the Chief Executive Officer with Mr. Rollins and Mr. Vanderslice. Mr. Dell founded the Company in 1984 while attending the University of Texas at Austin. He is a member of the board of directors of the U.S. Chamber of Commerce, the Computerworld/ Smithsonian Awards and the World Economic Forum Foundation. Mr. Dell is also a member of the Business Council and serves on the nominating committee for the National Technology Medal of Honor.

Kevin B. Rollins — Mr. Rollins has been Vice Chairman of the Company since December 1997, and shares the Office of the Chief Executive Officer with Mr. Dell and Mr. Vanderslice. Mr. Rollins joined the Company in April 1996 as Senior Vice President, Corporate Strategy and was named Senior Vice President, General Manager — Americas in May 1996. For 12 years prior to joining the Company, Mr. Rollins was employed by Bain & Company, an international strategy consulting firm, most recently serving as a director and partner. Mr. Rollins received a Master of Business Administration degree and a Bachelor of Arts degree from Brigham Young University. Mr. Rollins is also a member of the National Advisory Council of Brigham Young University and a member of the CEO Forum on Education and Technology.

James T. Vanderslice — Mr. Vanderslice serves as Vice Chairman of the Company and shares the Office of Chief Executive Officer with Mr. Dell and Mr. Rollins. Prior to joining the Company, Mr. Vanderslice served as Senior Vice President and Group Executive for IBM’s Technology Group and was a member of IBM’s corporate executive committee. Mr. Vanderslice was responsible for IBM’s storage systems, microelectronics, networking-hardware and printer-systems division. He also provided functional guidance to the display and technology-market development units, both based in Japan. Mr. Vanderslice holds a Bachelor of Science degree in Physics from Boston College and a PhD in Physics from Catholic University. Mr. Vanderslice serves on the board of directors of BroadStream Corporation.

David W. Allen — Mr. Allen has served as Vice President, Worldwide Operations since June 1999. Mr. Allen is responsible for overseeing all aspects of the Company’s worldwide operations, including manufacturing processes, logistics and supply-chain management. Mr. Allen joined the Company in June 1999 from Frito-Lay, Inc., where he served as Senior Vice President of Operations. He joined Frito-Lay in 1991 as Vice President of Operations for its North Division, and was later General Manager of a joint venture with Sara Lee. Prior to joining Frito-Lay, Mr. Allen held various other operations positions with Home Innovations, Inc.; Booz, Allen & Hamilton; and Saturn Corporation. Mr. Allen holds a bachelor’s degree in Electrical Engineering from General Motors Institute and a master’s degree in Business Administration from the Harvard Graduate School of Business Administration.

Paul D. Bell — Mr. Bell joined the Company in July 1996 and serves as Senior Vice President; President, Europe, Middle East and Africa; and Co-General Manager Worldwide Home and Small Business Group. As President of EMEA, he is responsible for business operations in the Company’s European regions, including the Company’s manufacturing facilities in Limerick, Ireland. In the HSB role, he shares responsibility for all related product development, manufacturing, sale, marketing and customer-service activities for the Company’s Home and Small Business Group. Prior to joining the Company, Mr. Bell was with Bain & Company, where he was a management consultant for six years, including two years as a consultant for the Company. Mr. Bell received a bachelor’s degree in Fine Arts and Business Administration from Pennsylvania State University and a Master of Business Administration degree from the Yale School of Organization and Management.

G.  Carl Everett, Jr. — Mr. Everett joined the Company in February 1998 as Senior Vice President, Desktops and Workstations, and currently serves as Senior Vice President, Personal Systems Group. Mr. Everett is responsible for worldwide development, marketing and strategic technological direction for the Company’s desktop computer systems and notebook computer product lines. Prior to joining the Company, Mr. Everett was employed by Intel Corporation, where he began in a field sales office and advanced into sales and marketing management. He was appointed Vice President in 1989 and, until 1994, oversaw North American and then worldwide sales. From 1994 to 1996, Mr. Everett served as Senior Vice President and General Manager of the Desktop Products Group. Prior to joining Intel in 1978, Mr. Everett held various sales, marketing and customer support positions with Motorola Semiconductor Products Group. Mr. Everett holds a bachelor’s degree in Business Administration from New Mexico State University.

Thomas B. Green — Mr. Green has been Senior Vice President, Law and Administration since December 1997, and is responsible for overseeing the Company’s legal and governmental affairs, human resources function and other administrative departments. Mr. Green joined the Company in August 1994 as General Counsel and Secretary. Before joining the Company, Mr. Green served as Executive Vice President and General Counsel of Chicago Title & Trust Company, where he was employed from October 1992 to July 1994, and as Executive Vice President and General Counsel of Trammell Crow Company from October 1990 to October 1992. From February 1989 to October 1990, Mr. Green was employed by the law firm of Jones, Day, Reavis & Pogue, Dallas, Texas, last serving as a partner in that firm. His background also includes a term as law clerk to former United States Supreme Court Chief Justice Warren Burger. Mr. Green received a Bachelor of Arts degree in English and a Juris Doctor degree from the University of Utah.

Michael D. Lambert — Mr. Lambert joined the Company in October 1996 as Senior Vice President, Server Group, and currently serves as Senior Vice President, Enterprise Systems Group. Mr. Lambert is responsible for worldwide development and marketing of the Company’s server, workstation and storage product lines. Prior to joining the Company, Mr. Lambert held various officer positions with Compaq Computer Corporation, last serving as Vice President of North American Marketing. Prior to joining Compaq in 1994, Mr. Lambert served four years as general manager of the large computer products division for NCR Corporation. Mr. Lambert received a bachelor’s degree in Business Administration from the University of Kentucky in Lexington. Mr. Lambert serves on the board of directors of Storage Networks, Inc.

Göran S. Malm — Mr. Malm joined the Company in November 1999 and serves as Senior Vice President and Co-President Asia-Pacific/ Japan. In this role, Mr. Malm shares with Mr. Sanders responsibility for the Company’s operations in all markets in the Asia-Pacific/ Japan region, including the Company’s manufacturing and customer service centers in Penang, Malaysia and Xiamen, China. Prior to joining the Company, Mr. Malm served as Senior Vice President of General Electric and President of GE Asia-Pacific. Mr. Malm joined GE in 1992 as President and CEO of GE Medical Systems Asia, based in Tokyo. Before joining General Electric, Mr. Malm held a variety of positions during a 20 year career at AB SKF, a Swedish multinational company and world leader in automotive and industrial bearings design and manufacturing. Mr. Malm earned a bachelor’s degree in Economics and Business Administration from the Gothenburg School of Economics.

Joseph A. Marengi — Mr. Marengi joined the Company in July 1997 and serves as Senior Vice President and General Manager, U.S. Relationship Group. In this position, Mr. Marengi is responsible for the U.S. customer groups serving global, enterprise, large corporate and medium business customers. Prior to joining the Company, Mr. Marengi worked at Novell, Inc., most recently serving as President and Chief Operating Officer. He joined Novell in 1989, beginning as Vice President of the Eastern region and moving through successive promotions to become Executive Vice President of Worldwide Sales and Field Operations. For ten years prior to joining Novell, Mr. Marengi served as Vice President of Channel Sales for Excelan, Inc. and in various other executive, sales, information management positions. From 1978 through 1981, Mr. Marengi served in the United States Coast Guard and Coast Guard Reserve, reaching the rank of Lieutenant Commander. Mr. Marengi earned a bachelor’s degree in Public Administration from the University of Massachusetts and a master’s degree in Management from the University of Southern California.

Randall D. Mott — Mr. Mott joined the Company in February 2000 as Senior Vice President and Chief Information Officer. Mr. Mott is responsible for managing the Company’s global information-technology infrastructure. Prior to joining the Company, Mr. Mott held numerous technical and management positions at Wal-Mart, becoming an officer of Wal-Mart in 1991. He was named Senior Vice President and Chief Information Officer for Wal-Mart in 1994 and joined Wal-Mart’s Executive Committee in 1997. Mr. Mott holds a bachelor’s degree in Mathematics from the University of Arkansas.

Frank L. Muehleman — Mr. Muehleman joined the Company in September 1998 and serves as Vice President and Co-General Manager of the Worldwide Home and Small Business Group. He shares responsibility for all product development, manufacturing, sales, marketing and customer service activities within the Home and Small Business Group. Mr. Muehleman previously served as Vice President and General Manager of the Company’s Small Business Division of the Americas Region. Prior to joining the Company, Mr. Muehleman served as President of Psion Inc., where he was responsible for sales, marketing, operations, technical support and customer services for the United States and Canada. Prior to joining Psion, Mr. Muehleman was employed by Bain & Company as a consultant to large and small businesses, including two years as a consultant to the Company. Mr. Muehleman holds a master’s degree in Business Administration from Harvard Business School and a Bachelor of Science degree in Mechanical Engineering from Cornell University.

Rosendo G. Parra — Mr. Parra joined the Company in August 1993 and serves as Senior Vice President and General Manager, U.S. Public Sector. In that position, Mr. Parra is responsible for the Company’s operations in the federal, state and local government, K-12 and higher education markets in the United States as well as the Austin fulfillment campus, the Worldwide Public Council and the Worldwide Services Council. Prior to joining the Company, Mr. Parra held various sales and general management positions with GRiD Systems Corporation, including Regional Sales Director and Vice President and General Manager of the PC Strategic Business Unit. Before his association with GRiD, Mr. Parra spent nine years in various sales and management positions for the business products division of Tandy Corporation. Mr. Parra earned a bachelor’s degree in Marketing from the University of Maryland.

Lawrence A. Pentland — Mr. Pentland joined the Company in 1998 and serves as Vice President and General Manager, Americas International. Mr. Pentland is responsible for managing all operations of Canada, Latin America and the Brazil Customer Center. Mr. Pentland was named Vice President and General Manager of Dell Canada in 1998. Prior to joining the Company, Mr. Pentland was an Executive Vice President of Cott Corporation, a private label food and beverage company, and a partner at Bain & Company. Mr. Pentland holds a Masters of Business Administration from the Wharton Business School, University of Pennsylvania. He also holds an honors degree in business administration from the University of Western Ontario. Mr. Pentland is a member of the Information Technology Association of Canada, the Foundation Board at George Brown College and the Young President’s Association.

Charles H. Saunders — Mr. Saunders joined the Company in May 1997 and serves as Vice President and Co-President, Asia-Pacific/ Japan. In this role, Mr. Saunders shares with Mr. Malm responsibility for the Company’s operations in all markets in the Asia-Pacific/Japan Region, including the Company’s manufacturing and customer service centers in Penang, Malaysia and Xiamen, China. Prior to joining the Company, Mr. Saunders spent 25 years at Motorola, Inc., most recently holding the position of Corporate Vice President and General Manager of the U.S./ Canada Division of the Land Mobile Products Sector. Mr. Saunders holds a Bachelor of Science degree in Business from East Tennessee State University.

James M. Schneider — Mr. Schneider joined the Company in September 1996 as Vice President and Chief Accounting Officer. Mr. Schneider was named Senior Vice President in September 1998 and Chief Financial Officer in March 2000. During fiscal year 2000 and prior to being named Chief Financial Officer, Mr. Schneider was responsible for corporate planning, financial systems, facilities and the Controller’s office. For three years prior to joining the Company, Mr. Schneider was with MCI Communications Corporation, last serving as Senior Vice President of Corporate Finance. For 19 years prior to joining MCI, Mr. Schneider was associated with Price Waterhouse LLP, serving as a partner for 10 years. Mr. Schneider holds a bachelor’s degree in Accounting from Carroll College in Waukesha, Wisconsin, and is a Certified Public Accountant. He is a member of the board of directors of General Communications, Inc.

Morton L. Topfer — Since December 1999 Mr. Topfer has served as Counselor to the CEO and as a Director of the Company. In this role, Mr. Topfer advises in matters of critical importance to the Company such as operations, quality and customer experience issues. From June 1994 until December 1999 Mr. Topfer served as Vice Chairman of the Company. For 23 years prior to joining the Company, Mr. Topfer held various positions with Motorola, Inc., last serving as Corporate Executive Vice President and President of the Land Mobile Products Sector. Before joining Motorola in 1971, Mr. Topfer spent 11 years with RCA Laboratories in various research and development and management positions. He began his professional career as a research engineer with Kollsman Instruments Corporation in New York. Mr. Topfer holds a bachelor’s degree in Physics from Brooklyn College and serves on the board of directors of British Sky Broadcasting Ltd. Mr. Topfer also serves on the advisory board of Singapore Technologies.

ITEM 2 — PROPERTIES

At January 28, 2000, the Company owned or leased a total of approximately 8.1 million square feet of office, manufacturing and warehouse space worldwide, 5.6 million square feet of which is located in the U.S. and the remainder located in various international areas.

The Company believes that it can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

Domestic Properties

The Company’s principal offices and U.S. manufacturing facilities are located in Central Texas. In fiscal 2000 the Company began development in the Middle Tennessee area.

The Company owns 360 acres of land in Round Rock, Texas (north of Austin), on which are located several office buildings completed since August 1994 that contain an aggregate of approximately 2.2 million square feet of office space. This includes approximately 900,000 square feet of owned office buildings and 1.3 million square feet of leased office space. These buildings, comprising the Company’s Round Rock campus, house the Company’s sales, marketing and support staff for the Americas region, as well as the Company’s executive headquarters and administrative support functions.

The Company leases 570 acres of land in Austin, Texas on which approximately 920,000 square feet of office and manufacturing space are located, including a 320,000-square-foot office building and two 300,000-square-foot manufacturing facilities. Additional office space totaling 375,000 square feet is currently under construction.

The Company leases approximately 2.1 million square feet of office and manufacturing space at various locations throughout Austin, Texas. These buildings house manufacturing, research and development and support staff.

The Company also leases approximately 400,000 square feet of space in the Middle Tennessee area. This includes a 300,000 square foot manufacturing facility in Lebanon, Tennessee and approximately 100,000 square feet of office space in Nashville, Tennessee. These buildings house sales and manufacturing support staff. Additional office and manufacturing space totaling 900,000 square feet is under construction in Nashville, Tennessee.

International Properties

At January 28, 2000, the Company’s international facilities consisted of approximately 2.5 million square feet of office and manufacturing space in 33 countries. Approximately 1.6 million square feet of this space is leased property, with lease expiration dates ranging from April 2000 to December 2013.

The Company also owns approximately 888,000 square feet of space, comprised of 238,000 square feet of combined office and manufacturing space in Penang, Malaysia (located on land leased until the year 2053 from the State Authority of Penang), and approximately 650,000 square feet of manufacturing and office space in Ireland. Over 300,000 square feet of additional office and manufacturing space is under construction in Xiamen, China.

ITEM 3 — LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2000.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is traded on The Nasdaq National Market under the symbol DELL. Information regarding the market prices of the Company’s common stock may be found in Note 14 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

Holders

As of March 24, 2000, there were 34,781 holders of record of the Company’s common stock.

Dividends

The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends on its common stock for at least the next 12 months.

On each of March 6, 1998, September 4, 1998 and March 5, 1999, the Company effected a two-for-one common stock split by paying a 100% stock dividend to stockholders of record as of February 27, 1998, August 28, 1998 and February 26, 1999, respectively.

Sales of Unregistered Securities

The Company has an active stock repurchase program, which is more fully described in Note 7 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.” One element of the program is the purchase of call options and the sales of put and call options. During fiscal year 2000, the Company sold 79 million put options and forwards to third party financial intermediaries and received proceeds of $59 million in connection with such sales. The Company also sold 3.25 million call options to third party financial intermediaries and received proceeds of $4 million in connection with such sales. The put and call options entitle each holder to sell or purchase, respectively, by physical delivery, cash delivery or net-share settlement, at the Company’s option, one share of common stock at a specified price. The put options sold by the Company during the year expire on various dates through September 2001 and have exercise prices ranging from $25 to $47 per share with an average exercise price of $39. The call options sold by the Company during the fiscal year expire on various dates through July 2000 and have exercise prices ranging from $48 to $87 per share, with an average exercise price of $62.

All of these transactions were exempt from registration under Section 4 (2) of the Securities Act of 1933. Each transaction was privately negotiated, and each purchaser of options was an accredited investor and qualified institutional buyer. No public solicitation was made by the Company in the placement of these securities.

ITEM 6 — SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Financial Statements and Supplementary Data.”

	Fiscal Year Ended

	January 28,	January 29,	February 1,	February 2,	January 28,
	2000	1999	1998	1997	1996

	(in millions, except per share data)

Results of Operations Data:

Net revenue	$25,265	$18,243	$12,327	$7,759	$5,296

Gross margin	5,218	4,106	2,722	1,666	1,067

Operating income	2,263	2,046	1,316	714	377

Income before extraordinary loss	1,666	1,460	944	531	272

Net income	1,666	1,460	944	518	272

Income before extraordinary loss per common share(a)(b):

Basic	$0.66	$0.58	$0.36	$0.19	$0.09

Diluted	$0.61	$0.53	$0.32	$0.17	$0.08

Number of weighted average shares outstanding(a):

Basic	2,536	2,531	2,631	2,838	2,863

Diluted	2,728	2,772	2,952	3,126	3,158

Balance Sheet Data:

Working capital(c)	$2,489	$2,112	$758	$891	$923

Total assets	11,471	6,877	4,268	2,993	2,148

Long-term debt	508	512	17	18	113

Total stockholders’ equity	5,308	2,321	1,293	806	973

(a)	All share and per share information has been retroactively restated to reflect prior common stock splits. See Note 7 of Notes to Consolidated Financial Statements.

(b)	Excludes extraordinary loss of $0.01 basic per common share for fiscal year 1997 related to repurchase of debt instruments.

(c)	All cash and investments information has been retroactively restated to reflect the reclassification of cash and cash equivalents, short term investments, long term investments, and equity security and other investments. See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s objective is to maximize stockholder value by executing a strategy that focuses on a balance of three priorities: liquidity, profitability and growth. The following discussion highlights the Company’s performance in the context of these priorities. This discussion should be read in conjunction with the Consolidated Financial Statements, including the related notes.

Results of Operations

The following table summarizes the results of the Company’s operations for each of the past three fiscal years. All percentage amounts were calculated using the underlying data in thousands.

	Fiscal Year Ended

	January 28,	Percentage	January 29,	Percentage	February 1,
	2000	Increase	1999	Increase	1998

	(dollars in millions)

Net revenue	$25,265	38%	$18,243	48%	$12,327

Gross margin	$5,218	27	$4,106	51	$2,722

Percentage of net revenue	20.7%		22.5%		22.1%

Operating expenses	$2,955	43	$2,060	47	$1,406

Percentage of net revenue	11.7%		11.3%		11.4%

Operating income	$2,263	11	$2,046	56	$1,316

Percentage of net revenue	9.0%		11.2%		10.7%

Net income	$1,666	14	$1,460	55	$944

Percentage of net revenue	6.6%		8.0%		7.7%

Net Revenue

The increase in net revenue for fiscal years 2000 and 1999 was principally due to increased units sold. Unit sales grew 50% and 64% for fiscal years 2000 and 1999, respectively. Based on full calendar year 1999 industry data, the Company’s shipments ranked number one in the United States and number two worldwide, as compared to the number two and number three positions for the previous year, respectively.

Unit sales increased across all product lines during fiscal year 2000. The Company’s enterprise systems, which include servers, workstations and storage products, continued to build a substantial presence in the marketplace, with enterprise systems unit sales growing 81% during fiscal year 2000. Notebook computer unit sales increased 61%, primarily as the result of pricing actions and the launch of new notebook computer products. Desktop computer systems unit sales increased 46% during fiscal year 2000. This increase was primarily attributable to the Company’s aggressive market penetration of new and higher-end products.

Unit sales grew during fiscal year 1999, also the result of increased demand for the Company’s products across all product lines. During fiscal year 1999, on a unit sales basis, enterprise systems grew 130%, notebooks grew 108% and desktops grew 55%, as the Company continued to introduce products utilizing the latest technology.

Average revenue per unit sold in fiscal year 2000 decreased 8% compared to fiscal year 1999, partially offsetting the effects of the increase in unit sales on consolidated net revenue. The decrease was primarily due to the Company’s pricing strategy in the prevailing competitive environment.

Average revenue per unit sold in fiscal year 1999 decreased 10% compared to fiscal year 1998, partially offsetting the effects of the increase in unit sales on consolidated net revenue. The decrease was primarily due to price reductions resulting from component cost declines.

The Company experienced growth in net revenue in all geographic regions in both fiscal years 2000 and 1999. The following table summarizes the Company’s net revenue by geographic region for each of the past three fiscal years:

	Fiscal Year Ended

	January 28,	Percentage	January 29,	Percentage	February 1,
	2000	Increase	1999	Increase	1998

	(dollars in millions)

Net revenue:

Americas	$17,879	44%	$12,420	46%	$8,531

Europe	5,590	20	4,674	58	2,956

Asia-Pacific and Japan	1,796	56	1,149	37	840

Consolidated net revenue	$25,265		$18,243		$12,327

In the Americas region, net revenue grew 44% and 46% in fiscal years 2000 and 1999, respectively, as the Company continued its efforts to strengthen its consumer, small-to-medium business and large corporate customer groups. Net revenue for the Europe region increased by 20% and 58% in fiscal years 2000 and 1999, respectively. Year-over-year growth in Europe slowed during fiscal 2000 with rates by country ranging generally between 15% and 66%, as compared to fiscal 1999 when the majority of countries experienced revenue growth in excess of 50%. Asia-Pacific and Japan revenues increased 56% in fiscal year 2000, compared to a 37% increase in fiscal year 1999. Consolidated net revenue includes worldwide service revenue of $1.8 million and $1 million for fiscal years 2000 and 1999, respectively.

Management believes that opportunity exists for continued worldwide growth by increasing the Company’s market presence in its existing markets, entering new markets and pursuing additional product opportunities. The Company continues to expand its product offerings to meet a variety of customer needs. Also, the Company continues to enhance and improve the reputation, quality and breadth of all of its product lines and services. The Company is continuing its efforts to strengthen its position in enterprise systems by introducing advanced technologies to serve the growing needs for these products. To accommodate its growth during fiscal year 2000, the Company opened a new manufacturing facility near Nashville, Tennessee and added a new manufacturing facility to its operations in Austin, Texas. The Company also opened a new manufacturing facility and call center in Eldorado do Sul, Brazil.

During fiscal year 2000, the Company increased its focus on the Internet infrastructure market. This includes initiatives such as the formation of the Internet Partner Division, which will provide customers the servers, storage and services to build, expand and enhance their own Internet infrastructures and capabilities. Other offerings include web hosting services and an Internet service provider operation called www.dellnet.com . The Company also provides this market with server and storage products, which comprised 13% of the Company’s overall sales revenue, up from 10% in fiscal year 1999. The Company was ranked number two in both the United States and worldwide in server unit sales according to 1999 calendar year industry data, and was number two and number four in calendar 1998 for United States and worldwide server unit sales, respectively.

Gross Margin

The decrease in gross margin as a percentage of consolidated net revenue in fiscal year 2000 over fiscal year 1999 was primarily attributable to increased component costs, in part due to a higher than expected cost increase for memory components during the last half of the year. The average revenue per unit decreased 8% from fiscal 2000 over fiscal 1999, also contributing to the decrease in gross margin.

The gross margin increase as a percentage of consolidated net revenue in fiscal year 1999 from fiscal year 1998 resulted primarily from component cost declines, manufacturing efficiencies and an overall shift in mix to higher-end enterprise systems and notebook computers.

Operating Expenses

The following table presents certain information regarding the Company’s operating expenses during each of the last three fiscal years:

	Fiscal Year Ended

	January 28,	January 29,	February 1,
	2000	1999	1998

	(dollars in millions)

Operating expenses:

Selling, general and administrative	$2,387	$1,788	$1,202

Percentage of net revenue	9.4%	9.8%	9.8%

Research, development and engineering	$374	$272	$204

Percentage of net revenue	1.5%	1.5%	1.6%

Purchased in-process research and development	$194	$—	$—

Percentage of net revenue	0.8%	0.0%	0.0%

Total operating expenses	$2,955	$2,060	$1,406

Percentage of net revenue	11.7%	11.3%	11.4%

Selling, general and administrative expenses increased in absolute dollar amounts but decreased as a percentage of consolidated net revenue for fiscal year 2000 versus fiscal year 1999, and remained flat for fiscal year 1999 versus fiscal year 1998. The increase in absolute dollars was due primarily to the Company’s increase in staffing and increased infrastructure expenses, including information systems, to support the Company’s continued growth. The decline in selling, general and administrative expenses as a percentage of net revenue for fiscal year 2000 resulted from significant net revenue growth.

The Company continues to invest in research, development and engineering activities to support its continued goal of improving and developing efficient procurement, manufacturing and distribution processes, and to develop and introduce new products. As a result, research, development and engineering expenses have increased each year in absolute dollars due to increased staffing levels and product development costs. The Company expects to continue to increase its research, development and engineering spending in absolute dollar amounts. During fiscal 2000, as a result of the acquisition of ConvergeNet Technologies, Inc., purchased in-process research and development in the amount of $194 million was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

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

Income Taxes

The Company’s effective tax rate was 32% for fiscal year 2000 compared to 30% for fiscal year 1999 and 31% for fiscal year 1998. The differences in the effective tax rates among fiscal years result from changes in the geographical distribution of income and losses and certain non tax-deductible charges. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35%, principally resulting from the Company’s geographical distribution of income.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for each of the past three fiscal years:

	Fiscal Year Ended

	January 28,	January 29,	February 1,
	2000	1999	1998

	(dollars in millions)

Cash and Investments	$6,853	$3,181	$1,844

Working capital(a)	2,489	2,112	758

Days of sales in accounts receivable	34	36	36

Days of supply in inventory	6	6	7

Days in accounts payable	58	54	51

Cash conversion cycle	(18)	(12)	(8)

(a)	All cash and investments information has been retroactively restated to reflect the reclassification of cash and cash equivalents, short term investments, long term investments, and equity securities and other investments. See Note 1 of Notes to Consolidated Financial Statements.

The Company ended fiscal year 2000 with $6.9 billion in cash and investments, more than double the prior year level. During fiscal year 2000, the Company generated $3.9 billion in cash flows from operating activities, which represents the Company’s principal source of cash. Cash flows from operating activities resulted primarily from the Company’s net income, changes in operating working capital and income tax benefits resulting from the exercise of employee stock options.

Throughout fiscal year 2000, the Company invested a significant portion of its available cash in highly liquid investments with maturities of three months or less at date of acquisition to primarily minimize principal risk and maintain liquidity. Additionally, the Company has approximately $3 billion in other short-term and long-term investments at the end of fiscal year 2000, as compared to approximately $1.5 billion at year-end in fiscal 1999.

During fiscal year 2000, the Company continued to improve upon its efficient asset management. Days of sales in accounts receivable decreased two days from fiscal year 1999 to 34 days, while days of supply in inventory remained flat in fiscal year 2000. This, combined with a four-day increase in days in accounts payable, resulted in an improvement in the Company’s cash conversion cycle to a negative 18 days in fiscal year 2000 from a negative 12 days in fiscal year 1999. As a result, the Company’s return on invested capital, a key indicator of efficient asset management, increased to 243%, excluding a charge for purchased in-process research and development (as a result of the ConvergeNet acquisition), in fiscal year 2000 from 120% (restated to reflect reclassification of cash and investments in fiscal year 2000) in fiscal year 1999.

During fiscal year 2000, the Company repurchased 56 million shares of common stock for an aggregate cost of $1.1 billion, primarily to manage the dilution resulting from shares issued under the Company’s employee stock plans. The Company is currently authorized to repurchase up to 145 million additional shares of its outstanding common stock and anticipates that repurchases will constitute a major use of future cash resources. At January 28, 2000 and January 29, 1999, the Company held equity instrument contracts that relate to the purchase of 118 million and 49 million shares of common stock, respectively, at an average cost of $41 and $14 per share, respectively. Additionally, at January 28, 2000 and January 29, 1999, the Company had outstanding put obligations covering 69 million and 33 million shares, respectively, at an average exercise price of $39 and $11, respectively. For additional information regarding the Company’s stock repurchase program, see Note 7 of Notes to Consolidated Financial Statements included in “Item 8  — Financial Statements and Supplementary Data” below.

The Company utilized $397 million in cash during fiscal year 2000 to improve and equip its manufacturing and office facilities as the Company continues to grow. Cash flows for similar capital expenditures for fiscal year 2001 are expected to be approximately $500 million.

The Company maintains master lease facilities providing the capacity to fund up to $820 million. The combined facilities provide for the ability of the Company to lease certain real property, buildings and equipment to be constructed or acquired. At January 28, 2000, $365 million of the combined facilities had been utilized.

In April 1998, the Company issued $200 million in Senior Notes and $300 million in Senior Debentures. For additional information regarding these issuances, see Note 3 of Notes to Consolidated Financial Statements included in “Item 8  — Financial Statements and Supplementary Data” below.

The Company maintains a $250 million revolving credit facility, which expires in June 2002. At January 28, 2000, this facility was unused.

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

Foreign Currency Hedging Activities

The Company’s objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, the Company utilizes foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments in most of the foreign countries in which the Company operates. The principal currencies hedged during fiscal year 2000 were the British pound, Japanese yen, Euro and Canadian dollar. The Company monitors its foreign currency exchange exposures daily to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company’s foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position.

Based on the Company’s foreign currency exchange instruments outstanding at January 28, 2000, the Company estimates a maximum potential one-day loss in fair value of approximately $17 million, using a Value-at-Risk (“VAR”) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The Company used a Monte Carlo simulation type model that valued its foreign currency instruments against a thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by the Company. Additionally, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on the Company’s results of operations and financial position during fiscal years 2000, 1999 and 1998.

Euro Conversion

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the Euro. The transition period for the introduction of the Euro ends June 30, 2002. Issues facing the Company as a result of the introduction of the Euro include converting information technology systems, reassessing currency risk, negotiating and amending licensing agreements and contracts, and processing tax and accounting records. The Company is addressing these issues and does not expect the Euro to have a material effect on the Company’s financial condition or results of operations.

Investments

The fair value of the Company’s short-term, long-term and equity investments at January 28, 2000, was approximately $3 billion. The Company’s investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the investment portfolio by investing in multiple types of investment-grade securities and through the use of different investment brokers. The Company’s investment portfolio is partially invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. The Company also invests in equity investments in companies in order to enhance and extend the Company’s direct business model and core business initiatives. Based on the Company’s investment portfolio and interest rates at January 28, 2000, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of $20 million, respectively, in the fair value of the investment portfolio. Changes in interest rates may affect the fair value of the investment portfolio; however, such gains or losses would not be realized unless the investments are sold.

Factors Affecting the Company’s Business and Prospects

There are numerous factors that affect the Company’s business and the results of its operations. These factors include general economic and business conditions; the level of demand for personal computers; the level and intensity of competition in the technology industry and the pricing pressures that may result; the ability of the Company to timely and effectively manage periodic product transitions, as well as component availability and cost; the ability of the Company to develop new products based on new or evolving technology and the market’s acceptance of those products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period; and the Company’s ability to continue to improve its infrastructure (including personnel and systems) to keep pace with the growth in its overall business activities. For a discussion of these and other factors affecting the Company’s business and prospects, see “Item 1 — Business — Factors Affecting the Company’s Business and Prospects.”

Year 2000

The following disclosure is a Year 2000 readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

State of Readiness

The Company established a formal Year 2000 readiness program in February 1997. The Company’s Year 2000 program consisted of two separate initiatives, the Millennium Project and the Product Group Y2K Project.

The purpose of the Millennium Project was to assess the Year 2000 readiness of the Company’s component and service providers and the Company’s internal systems and devices. The Company identified and assessed its internal systems and devices and, where appropriate, took steps to make those systems Year 2000 ready. The Company completed its assessment and renovation of all mission critical internal systems and devices prior to the Year 2000 date change and did not experience any material failures as a result of the date change. The Company also identified, through the Millennium Project, its critical component and service providers and assessed each vendor’s Year 2000 readiness. The Company assigned each such vendor a priority rating and developed contingency plans for each vendor. The Company completed its assessment and contingency plans prior to the Year 2000 date change and did not experience any material failures as a result of the date change.

Through the Product Group Y2K Project, the Company analyzed the Year 2000 readiness status of the computer hardware manufactured by the Company and implemented an ongoing Year 2000 testing and monitoring program for all new hardware offerings. The Company is not aware of any material Year 2000 readiness issues associated with its hardware offerings. The Company plans to continue to monitor the situation closely.

Although the Company attempted to ascertain the Year 2000 status of third party software and peripherals loaded on or distributed with Company computer systems, it does not and cannot guarantee the Year 2000 status of any software or peripherals provided by third parties.

Costs

The total costs of the Company’s Year 2000 readiness program were not material to its financial condition or results of operation. All costs were charged to expense as incurred, and did not include potential costs related to any customer issues or other claims or the cost of internal software and hardware replaced in the normal course of business.

Risks/ Contingency Plans

Prior to the Year 2000 date change, the Company believed that the most likely worst-case scenarios would have involved the interruption of crucial suppliers as a result of infrastructure failures or third party vendor failures. To date, no such interruptions or failures have occurred. The Company currently believes that the likelihood of the occurrence of any such events due to the Year 2000 date change is low.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In June 1999, The FASB issued SFAS No. 137, in which it agreed to defer for one year the implementation date of SFAS No. 133. See Note 1 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” See Note 1 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

In March 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-7, Application of EITF Issue No. 96-13, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to Equity Derivative Transactions That Contain Certain Provisions That Require Cash Settlement If Certain Events Occur.” See Note 1 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Response to this item is included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements:

Report of Independent Accountants	28

Consolidated Statement of Financial Position at January 28, 2000 and January 29, 1999	29

Consolidated Statement of Income for the three fiscal years ended January 28, 2000	30

Consolidated Statement of Cash Flows for the three fiscal years ended January 28, 2000	31

Consolidated Statement of Stockholders’ Equity for the three fiscal years ended January 28, 2000	32

Notes to Consolidated Financial Statements	33

Financial Statement Schedule:
For the three fiscal years ended January 28, 2000

Schedule II — Valuation and Qualifying Accounts	55

All other schedules are omitted because they are not applicable.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Dell Computer Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dell Computer Corporation and its subsidiaries at January 28, 2000 and January 29, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2000, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information required to be set forth therein when read in conjunction with the consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2000 the Company changed its policy for determining which items are treated as cash equivalents.

PRICEWATERHOUSECOOPERS LLP

Austin, Texas

February 10, 2000

DELL COMPUTER CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)

	January 28,	January 29,
	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$3,809	$1,726

Short term investments	323	923

Accounts receivable, net	2,608	2,094

Inventories	391	273

Other	550	791

Total current assets	7,681	5,807

Property, plant and equipment, net	765	523

Long term investments	1,048	532

Equity securities and other investments	1,673	—

Goodwill and other	304	15

Total assets	$11,471	$6,877

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,538	$2,397

Accrued and other	1,654	1,298

Total current liabilities	5,192	3,695

Long term debt	508	512

Other	463	349

Commitments and contingent liabilities	—	—

Total liabilities	6,163	4,556

Stockholders’ equity:

Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—

Common stock and capital in excess of $.01 par value; shares issued and outstanding: 2,575 and 2,543, respectively	3,583	1,781

Retained earnings	1,260	606

Other comprehensive income	533	(36)

Other	(68)	(30)

Total stockholders’ equity	5,308	2,321

Total liabilities and stockholders’ equity	$11,471	$6,877

The accompanying notes are an integral part of these consolidated financial statements.

DELL COMPUTER CORPORATION

CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts)

	Fiscal Year Ended

	January 28,	January 29,	February 1,
	2000	1999	1998

Net revenue	$25,265	$18,243	$12,327

Cost of revenue	20,047	14,137	9,605

Gross margin	5,218	4,106	2,722

Operating expenses:

Selling, general and administrative	2,387	1,788	1,202

Research, development and engineering	374	272	204

Purchased in-process research and development	194	—	—

Total operating expenses	2,955	2,060	1,406

Operating income	2,263	2,046	1,316

Financing and other	188	38	52

Income before income taxes	2,451	2,084	1,368

Provision for income taxes	785	624	424

Net income	$1,666	$1,460	$944

Earnings per common share:

Basic	$0.66	$0.58	$0.36

Diluted	$0.61	$0.53	$0.32

Weighted average shares outstanding:

Basic	2,536	2,531	2,631

Diluted	2,728	2,772	2,952

The accompanying notes are an integral part of these consolidated financial statements.

DELL COMPUTER CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Fiscal Year Ended

	January 28,	January 29,	February 1,
	2000	1999	1998

Cash flows from operating activities:

Net income	$1,666	$1,460	$944

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	156	103	67

Tax benefits of employee stock plans	1,040	444	164

Purchased in-process research and development	194	—	—

Other	(24)	11	24

Changes in:

Operating working capital	812	367	365

Non-current assets and liabilities	82	51	28

Net cash provided by operating activities	3,926	2,436	1,592

Cash flows from investing activities:

Investments:

Purchases	(3,101)	(1,938)	(1,492)

Maturities and sales	2,319	1,304	1,022

Cash payments for acquisition, net of cash acquired	(4)	—	—

Capital expenditures	(397)	(296)	(187)

Net cash used in investing activities	(1,183)	(930)	(657)

Cash flows from financing activities:

Purchase of common stock	(1,061)	(1,518)	(1,023)

Issuance of common stock under employee plans	289	212	88

Proceeds from issuance of long-term debt, net of issuance costs	20	494	—

Cash received from sale of equity options and other	63	—	37

Repayments of borrowings	(6)	—	—

Net cash used in financing activities	(695)	(812)	(898)

Effect of exchange rate changes on cash	35	(10)	(14)

Net increase in cash	2,083	684	23

Cash and cash equivalents at beginning of period	1,726	1,042	1,019

Cash and cash equivalents at end of period	$3,809	$1,726	$1,042

The accompanying notes are an integral part of these consolidated financial statements.

DELL COMPUTER CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock and
	Capital in Excess			Other
	of Par Value			Compre-
			Retained	hensive
	Shares	Amount	Earnings	Income	Other	Total

Balances at February 2, 1997	2,769	$195	$647	$(14)	$(22)	$806

Net income	—	—	944	—	—	944

Foreign currency translation adjustments	—	—	—	(21)	—	(21)

Total comprehensive income						923

Stock issuance under employee plans, including tax benefits	84	274	—	—	(11)	263

Purchase and retirement of 278 million shares	(278)	(39)	(984)	—	—	(1,023)

Reclassification of put options	—	279	—	—	—	279

Other	—	38	—	—	7	45

Balances at February 1, 1998	2,575	747	607	(35)	(26)	1,293

Net income	—	—	1,460	—	—	1,460

Change in unrealized gain on investments, net of tax provision of $2	—	—	—	3	—	3

Foreign currency translation adjustments	—	—	—	(4)	—	(4)

Total comprehensive income						1,459

Stock issuance under employee plans, including tax benefits	117	1,092	—	—	(7)	1,085

Purchase and retirement of 149 million shares	(149)	(60)	(1,458)	—	—	(1,518)

Other	—	2	(3)		3	2

Balances at January 29, 1999	2,543	1,781	606	(36)	(30)	2,321

Net income	—	—	1,666		—	1,666

Change in unrealized gain on investments, net tax provision of $301	—	—	—	559	—	559

Foreign currency translation adjustments	—	—	—	10	—	10

Total comprehensive income						2,235

Stock issuance under employee plans, including tax benefits	82	1,406	—	—	(46)	1,360

Purchase and retirement of 56 million shares	(56)	(48)	(1,013)	—	—	(1,061)

Stock issued pursuant to acquisition	6	334	—	—	—	334

Other	—	110	1	—	8	119

Balances at January 28, 2000	2,575	$3,583	$1,260	$533	$(68)	$5,308

The accompanying notes are an integral part of these consolidated financial statements.

DELL COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Description of Business and Summary of Significant Accounting Policies

Description of Business — Dell Computer Corporation, a Delaware corporation (including its consolidated subsidiaries) (the “Company”), designs, develops, manufactures, markets, services and supports a wide range of computer systems, including desktop computer systems, notebook computers and enterprise systems (includes servers, workstations and storage products), and also markets software, peripherals and service and support programs. The Company is managed on a geographic basis with those geographic segments being the Americas, Europe and Asia-Pacific and Japan regions. The Company markets and sells its computer products and services under the Dell® brand name directly to its various customer groups. These customer groups include large corporate, government, healthcare and education accounts, as well as small-to-medium businesses and individuals and to some extent value-added resellers. The Company conducts operations worldwide through wholly owned subsidiaries; such operations are primarily concentrated in the North America, Europe and Asia-Pacific and Japan regions.

Fiscal Year — During fiscal year 1999, the Company changed its fiscal year from the 52 or 53 week period ending on the Sunday nearest January 31 to the Friday nearest January 31. The change in fiscal year had no material effect on the Company’s consolidated financial statements.

Principles of Consolidation — The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company. All significant intercompany transactions and balances have been eliminated.

Use of Estimates — The preparation of financial statements in accordance with generally accepted accounting principles requires the use of management’s estimates. These estimates are subjective in nature and involve judgements that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenues and expenses during the fiscal year. Actual results could differ from those estimates.

Cash and Cash Equivalents — During fiscal year 2000, the Company changed the method of classifying cash equivalents and has restated prior year balances to reflect the change. All highly liquid investments with original maturities of three months or less at date of purchase are carried at cost and considered to be cash equivalents. These investments were previously classified as marketable securities. All other investments not considered to be a cash equivalent are now separately categorized as investments.

Investments — The Company’s investments are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. Realized gains and losses on investments are included in Financing and Other when realized.

Inventories — Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis.

Property, Plant and Equipment — Property, plant and equipment are carried at depreciated cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which range from 10 to 30 years for buildings and two to five years for all other assets. Leasehold improvements are amortized over the shorter of five years or the lease term.

Goodwill and Other Intangibles — Amortization of goodwill and other intangibles is charged to income on a straight-line basis over the periods estimated to benefit, ranging from three to eight years. The Company periodically performs reviews to evaluate the recoverability of goodwill and other intangibles and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists.

Foreign Currency Translation — The majority of the Company’s international sales are made by international subsidiaries which have the U.S. dollar as their functional currency. International subsidiaries which have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement are included in Financing and Other. The Company’s subsidiaries that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of stockholders’ equity. Items of revenue and expense for the Company’s international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur.

Foreign Currency Hedging Instruments — The Company enters into foreign currency exchange contracts to hedge its foreign currency risks. These contracts are designated at inception as a hedge and measured for effectiveness both at inception and on an ongoing basis. Realized and unrealized gains or losses and premiums paid on foreign currency purchased option contracts that are designated and effective as hedges of probable anticipated, but not firmly committed, foreign currency transactions are deferred and recognized in income as a component of net revenue, cost of revenue and/or operating expenses in the same period as the hedged transaction. Forward contracts designated as hedges of probable anticipated or firmly committed transactions are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the accompanying Consolidated Statement of Income.

Equity Instruments Indexed to the Company’s Common Stock  — Proceeds received upon the sale of equity instruments and amounts paid upon the purchase of equity instruments are recorded as a component of stockholders’ equity. Subsequent changes in the fair value of the equity instrument contracts are not recognized. If the contracts are ultimately settled in cash, the amount of cash paid or received is recorded as a component of stockholders’ equity.

Revenue Recognition — Sales revenue is recognized at the date of shipment to customers. Provision is made for an estimate of product returns and doubtful accounts and is based on historical experience. Revenue from separately priced service and extended warranty programs is deferred and recognized over the respective service or extended warranty period.

Warranty and Other Post-sales Support Programs — The Company provides currently for the estimated costs that may be incurred under its initial warranty and other post-sales support programs.

Advertising Costs — Advertising costs are charged to expense as incurred. Advertising expenses for fiscal years 2000, 1999, and 1998 were $325 million, $199 million, and $137 million, respectively.

Stock-Based Compensation — The Company applies the intrinsic value method in accounting for its stock option and stock purchase plans. Accordingly, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant or in connection with the employee stock purchase plan.

Capitalized Software — During fiscal year 2000, the Company adopted the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company capitalizes eligible software development costs incurred subsequent to the completion of the preliminary project stage. Prior to capitalization, policy requires that the project has been authorized by management and it is probable that the project will be completed and the software will be used to perform the function intended. After all substantial testing and deployment is completed and software is ready for its intended use, development costs are amortized over the shorter of the expected useful life of the software or five years. The impact on both the Consolidated Statement of Financial Position and on the Consolidated Statement of Income as of January 28, 2000 is not material. Prior to adoption of SOP 98-1, the Company expensed these costs as incurred.

Income Taxes — The provision for income taxes is based on income before taxes as reported in the accompanying Consolidated Statement of Income. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings Per Common Share — Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share for each of the past three fiscal years:

	Fiscal Year Ended

	January 28,	January 29,	February 1,
	2000	1999	1998

	(in millions, except per share data)

Net income	$1,666	$1,460	$944

Weighted average shares outstanding:

Basic	2,536	2,531	2,631

Employee stock options and other	192	241	321

Diluted	2,728	2,772	2,952

Earnings per common share:

Basic	$0.66	$0.58	$0.36

Diluted	$0.61	$0.53	$0.32

Comprehensive Income — The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on investments held as available-for-sale investments.

Segment Information — The Company discloses segment information in accordance with SFAS No. 131 which uses the Management approach to determine reportable segments.

Recently Issued Accounting Pronouncements — In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, The FASB issued Statement No. 137, in which it agreed to defer for one year the implementation date of SFAS No. 133. SFAS No. 133, as amended, is effective for all fiscal years beginning after June 15, 2000. The Company is assessing the impact of SFAS No. 133 on its consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently assessing the impact of SAB 101 on its consolidated financial statements, and believes that the effect, if any, will not be material to the Company’s operating results.

In March 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-7, “Application of EITF Issue No. 96-13, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to Equity Derivative Transactions That Contain Certain Provisions That Require Cash Settlement If Certain Events Occur.” EITF Issue No. 96-13

established the accounting standards for equity derivative contracts indexed to and potentially settled in a company’s own stock. It did not address embedded settlement features which are contingent on events which are unlikely to occur. EITF 00-7 addresses embedded settlement features and states that contracts which could require cash payment cannot be accounted for as equity of the issuer. EITF 00-7 is effective on March 17, 2000 for new contracts. For contracts executed prior to March 17, 2000, EITF-00-7 takes effect on December 31, 2000. The Company is assessing the impact of EITF 00-7 on its consolidated financial statements.

Reclassifications — Certain prior year amounts have been reclassified to conform to the fiscal year 2000 presentation.

NOTE 2 — Business Combination

On October 20, 1999, the Company acquired all the outstanding shares of ConvergeNet Technologies, Inc. (“ConvergeNet”) in exchange for 6.9 million shares of the Company’s common stock and $4.5 million cash for total purchase consideration of $332 million. ConvergeNet is a developer of storage domain management technology for enterprise storage area networks. The consolidated financial statements include the operating results of ConvergeNet from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

The ConvergeNet acquisition was recorded under the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. The amount allocated to purchased research and development of $194 million was determined based on an appraisal completed by an independent third party using established valuation techniques in the storage management industry and expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Additionally, ConvergeNet had not begun shipment of its products as of the date of acquisition. Research and development costs to bring ConvergeNet products to technological feasibility are not expected to have a material impact on the Company’s future results from operations or cash flows.

The excess of cost over net assets acquired of $132 million was recorded as goodwill and included in other assets. Goodwill and other intangible assets arising from this combination are being amortized on a straight line basis over periods from three to eight years.

NOTE 3 — Financial Instruments

Disclosures About Fair Values of Financial Instruments

The fair value of investments, long-term debt and related interest rate derivative instruments has been estimated based upon market quotes from brokers. The fair value of foreign currency forward contracts has been estimated using market quoted rates of foreign currencies at the applicable balance sheet date. The estimated fair value of foreign currency purchased option contracts is based on market quoted rates at the applicable balance sheet date and the Black-Scholes options pricing model. Considerable judgment is necessary in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Changes in assumptions could significantly affect the estimates.

Cash and cash equivalents, accounts receivable, accounts payable and accrued and other liabilities are reflected in the accompanying consolidated financial statements at fair value because of the short-term maturity of these instruments.

Investments

The following table summarizes by major security type the fair market value and cost of the Company’s investments.

	January 28, 2000		January 29, 1999

	Fair		Fair
	Market		Market
	Value	Cost	Value	Cost

	(in millions)

Equity securities	$1,451	$595	$—	$—

Mutual funds, principally invested in debt securities	—	—	936	936

Preferred stock	56	56	107	107

Debt securities:

U.S. corporate and bank debt	1,200	1,186	84	84

State and municipal securities	115	117	295	293

U.S. government and agencies	192	195	33	33

International corporate and bank debt	30	30	—	—

Total debt securities	1,537	1,528	412	410

Total investments	$3,044	$2,179	$1,455	$1,453

At January 28, 2000, debt securities with a carrying amount of $309 million mature within one year; the remaining debt securities mature within five years. Gross realized gains for fiscal year 2000 were $81 million. Gross realized and unrealized losses for fiscal year 2000 were not material. The Company’s gross realized gains and losses on the sale of investments for fiscal years 1999 and 1998 were not material. Gross unrealized gains on January 28, 2000 were $879 million. Gross unrealized losses on January 28, 2000 were $13 million. Gross unrealized gains and losses at January 29, 1999 were not material.

Foreign Currency Instruments

The Company uses foreign currency purchased option contracts to reduce its exposure to currency fluctuations involving probable anticipated, but not firmly committed, transactions. It also uses forward contracts to reduce exposure to transactions with firm foreign currency commitments. These transactions include international sales by U.S. dollar functional currency entities, foreign currency denominated purchases of certain components and intercompany shipments to certain international subsidiaries. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. Foreign currency purchased options generally expire in 12 months or less. At January 28, 2000, the Company held purchased option contracts with a notional amount of $2 billion, a net asset value of $75 million and a combined net realized and unrealized deferred gain of $5 million. At January 29, 1999, the Company held purchased option contracts with a notional amount of $1 billion, a net asset value of $48 million and a combined net realized and unrealized deferred loss of $21 million. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is entered into until the time it is settled. Transactions with firm foreign currency commitments are generally hedged using foreign currency forward contracts for periods not exceeding three months. At January 28, 2000, the Company held forward contracts with a notional amount of $818 million, a net asset value of $17 million and a net realized and unrealized deferred gain of $490 million. At January 29, 1999, the Company held forward contracts with a notional amount of $1 billion, a net liability value of $24 million and a combined net realized and unrealized deferred gain of $1 million.

Long-term Debt and Interest Rate Risk Management

In April 1998, the Company issued $200 million 6.55% fixed rate senior notes due April 15, 2008 (the “Senior Notes”) and $300 million 7.10% fixed rate senior debentures due April 15, 2028 (the

“Senior Debentures”). Interest on the Senior Notes and Senior Debentures is paid semi-annually. The Senior Notes and Senior Debentures are redeemable, in whole or in part, at the election of the Company for principal, any accrued interest and a redemption premium based on the present value of interest to be paid over the term of the debt agreements. The Senior Notes and Senior Debentures generally contain no restrictive covenants, other than a limitation on liens on the Company’s assets and a limitation on sale-leaseback transactions.

Concurrent with the issuance of the Senior Notes and Senior Debentures, the Company entered into interest rate swap agreements converting the Company’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London interbank offered rates (“LIBOR”) plus .41% and .79% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, the Company’s effective interest rates for the Senior Notes and Senior Debentures were 6.01% and 6.34%, respectively, for fiscal year 2000.

The Company has designated the issuance of the Senior Notes and Senior Debentures and the related interest rate swap agreements as an integrated transaction. Accordingly, the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change.

The difference between the Company’s carrying amounts and fair value of its long-term debt and related interest rate swaps was not material at January 28, 2000 and January 29, 1999.

NOTE 4 — Income Taxes

The provision for income taxes consists of the following:

	Fiscal Year Ended

	January 28,	January 29,	February 1,
	2000	1999	1998

	(in millions)

Current:

Domestic	$1,008	$567	$362

Foreign	84	86	41

Deferred	(307)	(29)	21

Provision for income taxes	$785	$624	$424

Income before income taxes and extraordinary loss included approximately $449 million, $529 million, and $309 million related to foreign operations in fiscal years 2000, 1999, and 1998, respectively.

The Company has not recorded a deferred income tax liability of approximately $541 million for additional taxes that would result from the distribution of certain earnings of its foreign subsidiaries if they were repatriated. The Company currently intends to reinvest indefinitely these undistributed earnings of its foreign subsidiaries.

The components of the Company’s net deferred tax asset are as follows:

	Fiscal Year Ended

	January 28,	January 29,	February 1,
	2000	1999	1998

	(in millions)

Deferred tax assets:

Deferred service contract revenue	$125	$118	$124

Inventory and warranty provisions	60	45	24

Provisions for product returns and doubtful accounts	30	25	20

Loss carryforwards	219	—	—

Credit carryforwards	101	—	—

	535	188	168

Deferred tax liabilities:

Unrealized gains on investments	(303)	(2)	—

Other	(74)	(49)	(62)

	(377)	(51)	(62)

Gross and net deferred tax asset	$158	$137	$106

Tax loss carryforwards will generally expire between 2018 and 2020. Credit carryforwards will generally expire between 2003 and 2020.

The effective tax rate differed from statutory U.S. federal income tax rate as follows:

	Fiscal Year Ended

	January 28,	January 29,	February 1,
	2000	1999	1998

U.S. federal statutory rate	35.0%	35.0%	35.0%

Foreign income taxed at different rates	(6.0)	(7.0)	(4.6)

Nondeductible purchase of in-process technology	2.8	0.0	0.0

Other	0.2	2.0	0.6

Effective tax rates	32.0%	30.0%	31.0%

NOTE 5 — Financing Arrangements

The Company maintains a $250 million revolving credit facility, which expires in June 2002. Commitment fees for this facility are payable quarterly and are based on specific liquidity requirements. Commitment fees paid in fiscal years 2000, 1999, and 1998 were not material. At January 28, 2000 and January 29, 1999, this facility was unused.

NOTE 6 — Preferred Stock

Authorized Shares — The Company has the authority to issue five million shares of preferred stock, par value $.01 per share. At January 28, 2000 and January 29, 1999, no shares of preferred stock were issued or outstanding.

Series A Junior Participating Preferred Stock  — In conjunction with the distribution of Preferred Share Purchase Rights (see Note 9 — Preferred Share Purchase Rights), the Company’s Board of Directors designated 200,000 shares of preferred stock as Series A Junior Participating Preferred Stock (“Junior Preferred Stock”) and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. At January 28, 2000 and January 29, 1999, no shares of Junior Preferred Stock were issued or outstanding.

NOTE 7 — Common Stock

Authorized Shares — On July 16, 1999, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock, par value $.01 per share, that the Company is authorized to issue from three billion to seven billion.

Stock Splits — On each of March 6, 1998, September 4, 1998 and March 5, 1999, the Company effected a two-for-one common stock split by paying a 100% stock dividend to stockholders of record as of February 27, 1998, August 28, 1998 and February 26, 1999, respectively. All share and per share information included in the accompanying consolidated financial statements and related notes has been restated to reflect these stock splits.

Stock Repurchase Program — The Board of Directors has authorized the Company to repurchase up to one billion shares of its common stock in open market or private transactions. During fiscal years 2000 and 1999, the Company repurchased 56 million and 149 million shares of its common stock, respectively, for an aggregate cost of $1.1 billion and $1.5 billion, respectively. As of January 28, 2000, the Company was authorized to repurchase up to 145 million additional shares of its outstanding common stock. The Company utilizes equity instrument contracts to facilitate its repurchase of common stock. At January 28, 2000 and January 29, 1999, the Company held equity instrument contracts that relate to the purchase of 118 million and 49 million shares of common stock, respectively, at an average cost of $41 and $14 per share, respectively. On January 28, 2000 and January 29, 1999, the Company had outstanding put obligations covering 69 million and 33 million shares, respectively, at an average exercise price of $39 and $11, respectively. The equity instruments are exercisable only at date of expiration, with the expiration dates ranging from the first quarter of fiscal year 2001 through the third quarter of fiscal year 2002. The outstanding put obligations at January 28, 2000 and January 29, 1999 permitted net-share settlement at the Company’s option and, therefore, did not result in a put obligation liability on the accompanying consolidated statement of financial position. The equity instruments did not have a material effect on diluted earnings per common share for fiscal years 2000 and 1999.

NOTE 8 — Benefit Plans

Incentive and Employee Stock Purchase Plans — The Dell Computer Corporation Incentive Plan (the “Incentive Plan”), which is administered by the Compensation Committee of the Board of Directors, provides for the granting of incentive awards in the form of stock options, stock appreciation rights (“SARs”), restricted stock, stock and cash to directors, executive officers and key employees of the Company and its subsidiaries, and certain other persons who provide consulting or advisory services to the Company.

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

In addition, the Dell Computer Corporation 1998 Broad Based Stock Option Plan provides for the award of nonqualified stock options to non-executive employees of the Company.

The following table summarizes stock option activity:

	Fiscal Year Ended

	January 28, 2000		January 29, 1999		February 1, 1998

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	Of	Exercise	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price	Shares	Price

	(share data in millions)

Outstanding at beginning of year	363	$2.27	439	$2.25	451	$0.97

Granted	50	$42.86	60	$19.94	86	$6.80

Canceled	(16)	$9.89	(26)	$2.63	(19)	$1.55

Exercised	(77)	$2.48	(110)	$1.29	(79)	$0.76

Outstanding at end of year	320	$11.39	363	$5.40	439	$2.25

Exercisable at year-end	112	$3.96	103	$2.27	98	$0.84

The following is additional information relating to options outstanding as of January 28, 2000:

	Options Outstanding			Options Exercisable

			Weighted
		Weighted	Average		Weighted
	Number	Average	Remaining	Number	Average
	Of	Exercise	Contractual	Of	Exercise
Exercise Price Range	Shares	Price	Life (Years)	Shares	Price

	(share data in millions)

$ 0.01-$ 0.99	83	$0.62	4.85	44	$0.65

$ 1.00-$ 2.49	71	$1.51	6.25	29	$1.49

$ 2.50-$ 4.99	34	$3.68	6.84	16	$3.53

$ 5.00-$12.49	41	$9.08	7.32	11	$9.34

$12.50-$41.55	91	$32.77	8.93	12	$18.45

	320			112

During fiscal years 2000, 1999, and 1998, the Company granted 1.4 million shares, 1 million shares, and 2 million shares, respectively, of restricted stock. For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted shares typically vest over a seven-year period beginning on the date of grant. The Company records unearned compensation equal to the market value of the restricted shares on the date of grant and charges the unearned compensation to expense over the vesting period.

There were 264 million, 162 million, and 40 million shares of common stock available for future grants under the Incentive Plan at January 28, 2000, January 29, 1999, and February 1, 1998, respectively.

The Company also has an employee stock purchase plan that qualifies under Section 423 of the Internal Revenue Code and permits substantially all employees to purchase shares of common stock. Participating employees may purchase common stock through payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 44 million shares at January 28, 2000, 47 million shares at January 29, 1999, and 52 million shares at February 1, 1998. Common stock issued under this plan totaled three million shares in fiscal year 2000, five million shares in fiscal year 1999, and nine million shares in fiscal year 1998.

The weighted average fair value of stock options at date of grant was $22.64, $11.77, and $4.06 per option for options granted during fiscal years 2000, 1999, and 1998, respectively. Additionally, the weighted average fair value of the purchase rights under the employee stock purchase plan granted in fiscal years 2000, 1999, and 1998 was $11.12, $2.51, and $1.53 per right, respectively. The weighted average fair value of options and purchase rights under the employee stock purchase plan was determined based on the Black-Scholes model, utilizing the following assumptions:

	Fiscal Year Ended

	January 28, 2000	January 29, 1999	February 1, 1998

Expected term:

Stock options	5 years	5 years	5 years

Employee stock purchase plan	6 months	6 months	6 months

Interest rate	5.81%	5.42%	6.28%

Volatility	51.03%	52.12%	54.92%

Dividends	0%	0%	0%

Had the Company accounted for its Incentive Plan and employee stock purchase plan by recording compensation expense based on the fair value at the grant date on a straight-line basis over the vesting period, stock-based compensation costs would have reduced pretax income by $329 million ($224 million, net of taxes), $194 million ($136 million, net of taxes), and $100 million ($69 million, net of taxes) in fiscal years 2000, 1999, and 1998, respectively. The pro forma effect on basic earnings per common share would have been a reduction of $0.09, $0.05, and $0.03 for fiscal years 2000, 1999, and 1998, respectively. The pro forma effect on diluted earnings per common share would have been a reduction of $0.08, $0.05, and $0.02 for fiscal years 2000, 1999, and 1998, respectively.

401(k) Plan — The Company has a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. Substantially all employees in the U.S. are eligible to participate in the plan. The Company matches 100% of each participant’s voluntary contributions, subject to a maximum Company contribution of 3% of the participant’s compensation. The Company’s contributions during fiscal years 2000, 1999, and 1998 were $51 million, $21 million, and $20 million, respectively.

NOTE 9 — Preferred Share Purchase Rights

On November 29, 1995, the Board of Directors declared a dividend of one Preferred Share Purchase Right (“Right”) for each outstanding share of common stock. The distribution of the Rights was made on December 13, 1995, to the stockholders of record on that date. Each Right entitles the holder to purchase one thirty-two thousandth of a share of Junior Preferred Stock at an exercise price of $225 per one-thousandth of a share.

If a person or group acquires 15% or more of the outstanding common stock, each Right will entitle the holder (other than such person or any member of such group) to purchase, at the Right’s then current exercise price, the number of shares of common stock having a market value of twice the exercise price of the Right. If exercisable, the Rights contain provisions relating to merger or other business combinations.

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

NOTE 10 — Commitments, Contingencies and Certain Concentrations

Lease Commitments — The Company maintains master lease facilities providing the capacity to fund up to $782 million. The combined facilities provide for the ability of the Company to lease certain real property, buildings and equipment (collectively referred to as the “Properties”) to be constructed or acquired. Rent obligations for the Properties commence on various dates. At January 28, 2000, $365 million of the combined facilities had been utilized.

The leases have initial terms of five years with an option to renew for two successive years, subject to certain conditions. The Company may, at its option, purchase the Properties during or at the end of the lease term for 100% of the then outstanding amounts expended by the lessor to complete the Properties. If the Company does not exercise the purchase option, the Company will guarantee a residual value of the Properties as determined by the agreement (approximately $310 million and $189 million at January 28, 2000 and January 29, 1999, respectively).

The Company leases other property and equipment, manufacturing facilities and office space under non-cancelable leases. Certain leases obligate the Company to pay taxes, maintenance and repair costs.

Future minimum lease payments under all non-cancelable leases as of January 28, 2000 are as follows: $46 million in 2001; $34 million in 2002; $29 million in 2003; $183 million in 2004; $405 million in 2005; and $26 million thereafter. Rent expense under all leases totaled $81 million, $58 million and $36 million for fiscal years 2000, 1999, and 1998, respectively.

Legal Matters — The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Certain Concentrations — All of the Company’s foreign currency exchange and interest rate derivative instruments involve elements of market and credit risk in excess of the amounts recognized in the financial statements. The counterparties to the financial instruments consist of a number of major financial institutions. In addition to limiting the amount of agreements and contracts it enters into with any one party, the Company monitors its positions with and the credit quality of the counterparties to these financial instruments. The Company does not anticipate nonperformance by any of the counterparties.

The Company’s investments in debt securities are placed with high quality financial institutions and companies. The Company’s investments in debt securities primarily have maturities of less than three years. Management believes that no significant concentration of credit risk for investments exists for the Company.

The Company markets and sells its products and services to large corporate, government, healthcare and education customers, small-to-medium businesses and individuals and value-added resellers. Its receivables from such parties are well diversified.

The Company purchases a number of components from single sources. In some cases, alternative sources of supply are not available. In other cases, the Company may establish a working relationship with a single source, even when multiple suppliers are available, if the Company believes it is advantageous to do so due to performance, quality, support, delivery, capacity or price considerations. If the supply of a critical single-source material or component were delayed or curtailed, the Company’s ability to ship the related product in desired quantities and in a timely manner could be adversely affected. Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could affect operating results adversely.

NOTE 11 — Related Party Transactions

During fiscal year 1998, the Company and Newcourt Credit Group Inc. (“Newcourt”), formed a joint venture, Dell Financial Services L.P. (“DFS”), to provide leasing and asset management services to the Company’s customers. Newcourt’s ultimate parent is The CIT Group, Inc. The Company has a 70% equity interest in DFS; however, as the Company does not exercise control over DFS, it accounts for the investment under the equity method. During fiscal year 2000, DFS originated financing arrangements for the Company’s customers totaling $1.8 billion as compared to originations of $895 million in fiscal year 1999. The Company’s investment in DFS at January 28, 2000 and January 29, 1999, was not material to the Company’s financial position or results of operations.

NOTE 12 — Segment Information

As described in Note 1, the Company adopted SFAS No. 131 in fiscal year 1999. The Company has three reportable business segments: the Americas, Europe and Asia-Pacific and Japan regions.

The Company conducts operations worldwide and is managed on a geographic basis, with those geographic segments being the Americas, Europe and Asia-Pacific and Japan regions. The Americas segment, which is based in Round Rock, Texas, covers the United States, Canada and Latin America. The European segment, which is based in Bracknell, England, covers the European countries and also some countries in the Middle East and Africa. The Asia-Pacific and Japan segment covers the Pacific Rim, including Japan, Australia and New Zealand, and is based in Hong Kong (for areas other than Japan) and Kawasaki, Japan (for Japan). The Company’s operations are primarily concentrated in the North America, Europe and Asia-Pacific regions.

The accounting policies of the geographic segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to and evaluates performance of its geographic segments based on operating income. Transfers between geographic areas are recorded using internal transfer prices set by the Company.

The table below presents information about the Company’s reportable segments:

	Fiscal Year 2000

				Eliminations
				and
				Purchased
			Asia Pacific	Research &
	Americas	Europe	and Japan	Development	Consolidated

	(in millions)

Sales to unaffiliated customers	$17,879	$5,590	$1,796	$—	$25,265

Transfers between geographic areas	48	5	2	(55)	—

Total sales	$17,927	$5,595	$1,798	$(55)	$25,265

Operating income	$2,173	$403	$97	$(194)	$2,479

Corporate expenses					(216)

Total operating income					$2,263

Depreciation and amortization	$82	$41	$14	$—	$137

Corporate expenses					19

Total depreciation and

amortization					$156

Identifiable assets	$2,456	$1,147	$413	$—	$4,016

General corporate assets					7,455

Total assets					$11,471

	Fiscal Year 1999

			Asia Pacific
	Americas	Europe	and Japan	Eliminations	Consolidated

	(in millions)

Sales to unaffiliated customers	$12,420	$4,674	$1,149	$—	$18,243

Transfers between geographic areas	33	5	1	(39)	—

Total sales	$12,453	$4,679	$1,150	$(39)	$18,243

Operating income	$1,802	$446	$78	$—	$2,326

Corporate expenses					(280)

Total operating income					$2,046

Depreciation and amortization	$59	$29	$8	$—	$96

Corporate expenses					7

Total depreciation and

amortization					$103

Identifiable assets	$1,640	$1,017	$234	$—	$2,891

General corporate assets					3,986

Total assets					$6,877

	Fiscal Year 1998

			Asia Pacific
	Americas	Europe	and Japan	Eliminations	Consolidated

	(in millions)

Sales to unaffiliated customers	$8,531	$2,956	$840	—	$12,327

Transfers between geographic areas	67	17	—	(84)	—

Total sales	$8,598	$2,973	$840	$(84)	$12,327

Operating income	$1,152	$255	$33	$—	$1,440

Corporate expenses					(124)

Total operating income					$1,316

Depreciation and amortization	$42	$16	$5	$—	$63

Corporate expenses					4

Total depreciation and amortization					$67

Identifiable assets	$1,363	$605	$172	$—	$2,140

General corporate assets					2,128

Total assets					$4,268

The following is net revenues and long-lived asset information by geographic region:

	Fiscal Year Ended

	January 28, 2000	January 29, 1999	February 1, 1998

	(in millions)
Net revenues

United States	$16,878	$11,668	$7,987

Foreign countries	8,387	6,575	4,340

Total net revenues	$25,265	$18,243	$12,327

	Fiscal Year Ended

	January 28, 2000	January 29, 1999	February 1, 1998

	(in millions)
Long-lived assets

United States	$481	$348	$258

Foreign countries	284	175	84

Total long-lived assets	$765	$523	$342

Foreign net revenue is based on the location of the customers. Net revenue and long-lived assets from no single foreign country was material to the Company’s consolidated net revenues and long-lived assets for fiscal years 2000, 1999 and 1998.

The following is net revenues by product groups:

	Fiscal Year Ended

	January 28, 2000	January 29, 1999	February 1, 1998

	(in millions)

Desktop computer systems	$13,568	$10,979	$8,022

Notebook computers	5,847	3,859	2,210

Enterprise systems	3,828	2,193	1,028

Other	2,022	1,212	1,067

Totals	$25,265	$18,243	$12,327

Net revenue by product group includes worldwide service revenue. No single customer accounted for more than 10% of the Company’s consolidated net revenues during fiscal years 2000, 1999 and 1998.

NOTE  13 — Supplemental Consolidated Financial Information

	January 28,	January 29,
	2000	1999

	(in millions)

Supplemental Consolidated Statement of Financial Position Information

Accounts receivable:

Gross accounts receivable	$2,652	$2,124

Allowance for doubtful accounts	(44)	(30)

	$2,608	$2,094

Inventories:

Production materials	$335	$234

Work-in-process and finished goods	56	39

	$391	$273

	January 28,	January 29,
	2000	1999

	(in millions)

Other current assets:

Refundable income taxes	$70	$387

Other	480	404

	$550	$791

Property, plant and equipment:

Land and buildings	$229	$172

Computer equipment	277	205

Machinery and other equipment	383	252

Leasehold improvements	251	146

Total property, plant and equipment	1,140	775

Accumulated depreciation and amortization	(375)	(252)

	$765	$523

Accrued and other current liabilities:

Accrued compensation	$337	$355

Deferred revenue on warranty contracts	190	204

Other	1,127	739

	$1,654	$1,298

Other noncurrent liabilities:

Deferred revenue on warranty contracts	$271	$237

Other	192	112

	$463	$349

	Fiscal Year Ended

	January 28,	January 29,	February 1,
	2000	1999	1998

	(in millions)

Supplemental Consolidated Statement of Income Information

Research, development and engineering expenses:

Research and development expenses	$292	$209	$145

Purchased research and development	194	—	—

Engineering expenses	82	63	59

	$568	$272	$204

Financing and other:

Interest expense	$(34)	$(26)	$(3)

Investment and other income, net	222	64	55

	$188	$38	$52

Supplemental Consolidated Statement of Cash Flows Information

Changes in operating working capital accounts:

Accounts receivable, net	$(394)	$(598)	$(638)

Inventories	(123)	(41)	16

Accounts payable	988	743	638

Accrued and other liabilities	416	255	644

Other, net	(75)	8	(295)

	$812	$367	$365

Supplemental cash flow information:

Income taxes paid	$(363)	$138	$180

Interest paid	34	19	3

NOTE 14 — Unaudited Quarterly Results

The following tables contain selected unaudited Consolidated Statement of Income and stock sales price data for each quarter of fiscal years 2000 and 1999.

	Fiscal Year 2000

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share data)

Net revenues	$6,801	$6,784	$6,142	$5,537

Gross margin	1,304	1,370	1,354	1,190

Net income	436	289	507	434

Earnings per common share (a):

Basic	$0.17	$0.11	$0.20	$0.17

Diluted	$0.16	$0.11	$0.19	$0.16

Weighted average shares outstanding (a):

Basic	2,559	2,538	2,524	2,528

Diluted	2,731	2,724	2,725	2,738

Stock sales prices per share (a):

High	$53.97	$49.94	$45.06	$55.00

Low	$37.06	$37.38	$31.38	$35.38

	Fiscal Year 1999

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share data)

Net revenues	$5,173	$4,818	$4,331	$3,920

Gross margin	1,161	1,086	985	873

Net income	425	384	346	305

Earnings per common share (a):

Basic	$0.17	$0.15	$0.14	$0.12

Diluted	$0.15	$0.14	$0.12	$0.11

Weighted average shares outstanding (a):

Basic	2,527	2,527	2,529	2,547

Diluted	2,749	2,762	2,785	2,799

Stock sales prices per share (a):

High	$50.19	$34.63	$29.56	$21.06

Low	$29.78	$20.38	$19.31	$12.61

(a)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share. All share, per share and stock sales price information has been retroactively restated to reflect prior common stock splits. See Note 7 — Common Stock.

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information called for by Part III of Form 10-K (consisting of Item 10  — Directors and Executive Officers of the Registrant, Item 11 — Executive Compensation, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Item 13 — Certain Relationships and Transactions), to the extent not set forth herein under “Item 1 — Business — Executive Officers of the Company,” is incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART IV

ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

The following financial statements are filed as a part of this Report under “Item 8 — Financial Statements and Supplementary Data”:

Financial Statement Schedules

The following financial statement schedule is filed as a part of this Report under Schedule II immediately preceding the signature page: Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended January 28, 2000. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

Exhibits

The following exhibits are filed as a part of this Report, with each exhibit that consists of or includes a management contract or compensatory plan or arrangement being identified with an “*”:

Exhibit
No.	Description of Exhibit

3.1	— Certificate of Incorporation, dated October 21, 1987 and filed October 22, 1987 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.2	— Certificate of Amendment to the Certificate of Incorporation, dated May 6, 1988 and filed May 9, 1988 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.3	— Certificate of Amendment to the Certificate of Incorporation, dated June 19, 1991 and filed June 21, 1991 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.4	— Certificate of Amendment to the Certificate of Incorporation, dated June 19, 1992 and filed July 10, 1992 (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.6	— Certificate of Correction Filed to Correct Certain Errors in the Certificate of Amendment of Certificate of Incorporation Filed in the Office of the Secretary of State of Delaware on May 9, 1988, and in the Certificate of Amendment of Certificate of Incorporation Filed in the Office of the Secretary of State of Delaware on July 10, 1992, dated April 27, 1994 and filed May 5, 1994 (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.7	— Certificate of Amendment to Certificate of Incorporation, dated July 31, 1995 and filed August 3, 1995 (incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.8	— Certificate of Designations of Series A Junior Participating Preferred Stock, dated November 29, 1995 and filed December 4, 1995 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1995, Commission File No. 0-17017)
3.9	— Certificate of Amendment to Certificate of Incorporation, dated and filed July 18, 1997 (incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1997, Commission File No. 0-17017)
3.10	— Certificate of Amendment to Certificate of Incorporation, dated and filed August 12, 1998 (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 12, 1998, Commission File No. 0-17017)

Exhibit
No.	Description of Exhibit

3.11	— Certificate of Amendment to Certificate of Incorporation, dated July 16, 1999 and filed July 22, 1999 (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1999, Commission File No. 0-17017)
3.12	— Restated Bylaws, as adopted on November 29, 1995 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1995, Commission File No. 0-17017)
4.1	— Rights Agreement, dated as of November 29, 1995 (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 8-K, dated November 29, 1995, and filed with the Securities and Exchange Commission on November 30, 1995)
4.2	— Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017
4.3	— Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of the Company’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4	— Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of the Company’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.5	— Form of the Company’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.6	— Form of the Company’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
10.1*	— Dell Computer Corporation 1986 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 4c to the Company’s Registration Statement on Form S-8, Registration No. 33-24621)
10.2*	— Dell Computer Corporation 1987 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 4c to the Company’s Registration Statement on Form S-8, Registration No. 33-24621)
10.3*	— Dell Computer Corporation 1987 Non-qualified Stock Option Plan, as amended, including the UK Scheme (incorporated by reference to Exhibit 4e to the Company’s Registration Statement on Form S-8, Registration No. 33-24621)
10.4*	— Dell Computer Corporation 1989 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993, Commission File No. 0-17017)
10.5*	— Dell Computer Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-4, Registration No. 33-69680)

Exhibit
No.		Description of Exhibit

10.6*		— Dell Computer Corporation Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, Registration No. 33-54577)
10.7*		— First Amendment to Dell Computer Corporation Incentive Plan, dated as of July 21, 1995 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17071)
10.8*		— Second Amendment to Dell Computer Corporation Incentive Plan, dated as of November 29, 1995 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1996, Commission File No. 0-17017)
10.9*		— Third Amendment to Dell Computer Corporation Incentive Plan, dated as of July 18, 1997 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1997, Commission File No. 0-17017)
10.10	*	— Fourth Amendment to Dell Computer Corporation Incentive Plan, dated as of September 12, 1997 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 1997, Commission File No. 0-17017)
10.11	*	— Fifth Amendment to Dell Computer Corporation Incentive Plan, dated as of November 21, 1997 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-K for the fiscal year ended February 1, 1998, Commission File No. 0-17017)
10.12	*	— Dell Computer Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 1991, Commission File No. 0-17017)
10.13	*	— Amendment to Deferred Compensation Plan, adopted on August 25, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1996, Commission File No. 0-17017)
10.14	*	— Executive Incentive Bonus Plan, adopted July 17, 1998 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1999, Commission File No. 0-17017)
10.15	*	— Amended and Restated Dell Computer Corporation 1998 Broad Based Stock Option Plan, effective October 30, 1998 (incorporated by reference to Exhibit 99 to the Company’s report on Form 10-Q for the fiscal quarter ended November 1, 1998, Commission File No. 0-17017)
10.16	*†	— Employment Agreement, dated December 10, 1999, between the Company and James T. Vanderslice
18†		— Letter from PricewaterhouseCoopers LLP regarding change in accounting principle
21†		— Subsidiaries of the Company
23†		— Consent of PricewaterhouseCoopers LLP
27†		— Financial Data Schedule

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

Reports on Form 8-K

None.

SCHEDULE II

DELL COMPUTER CORPORATION

Valuation and Qualifying Accounts

				Write-Offs
		Balance at	Charged to	Charged	Balance
Fiscal		Beginning	Bad Debt	to	at End of
Year	Description	of Period	Expense	Allowance	Period

		(in millions)

2000	Allowance for doubtful accounts	$30	$29	$15	$44

1999	Allowance for doubtful accounts	$28	$13	$11	$30

1998	Allowance for doubtful accounts	$31	$10	$13	$28

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL COMPUTER CORPORATION

By:	/s/ MICHAEL S. DELL

Michael S. Dell
Chairman of the Board and
Chief Executive Officer

Date: April 14, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL S. DELL Michael S. Dell	Chairman of the Board, Chief Executive Officer (principal executive officer) and Director	April 14, 2000
/s/ DONALD J. CARTY Donald J. Carty	Director	April 14, 2000
/s/ MICHAEL H. JORDAN Michael H. Jordan	Director	April 14, 2000
/s/ THOMAS W. LUCE III Thomas W. Luce III	Director	April 14, 2000
/s/ KLAUS S. LUFT Klaus S. Luft	Director	April 14, 2000
/s/ CLAUDINE B. MALONE Claudine B. Malone	Director	April 14, 2000
/s/ ALEX J. MANDL Alex J. Mandl	Director	April 14, 2000
/s/ MICHAEL A. MILES Michael A. Miles	Director	April 14, 2000
/s/ SAMUEL A. NUNN Samuel A. Nunn	Director	April 14, 2000
/s/ MARY ALICE TAYLOR Mary Alice Taylor	Director	April 14, 2000
/s/ MORTON L. TOPFER Morton L. Topfer	Director	April 14, 2000

/s/ JAMES M. SCHNEIDER James M. Schneider	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	April 14, 2000

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

3.1	— Certificate of Incorporation, dated October 21, 1987 and filed October 22, 1987 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.2	— Certificate of Amendment to the Certificate of Incorporation, dated May 6, 1988 and filed May 9, 1988 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.3	— Certificate of Amendment to the Certificate of Incorporation, dated June 19, 1991 and filed June 21, 1991 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.4	— Certificate of Amendment to the Certificate of Incorporation, dated June 19, 1992 and filed July 10, 1992 (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.6	— Certificate of Correction Filed to Correct Certain Errors in the Certificate of Amendment of Certificate of Incorporation Filed in the Office of the Secretary of State of Delaware on May 9, 1988, and in the Certificate of Amendment of Certificate of Incorporation Filed in the Office of the Secretary of State of Delaware on July 10, 1992, dated April 27, 1994 and filed May 5, 1994 (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.7	— Certificate of Amendment to Certificate of Incorporation, dated July 31, 1995 and filed August 3, 1995 (incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.8	— Certificate of Designations of Series A Junior Participating Preferred Stock, dated November 29, 1995 and filed December 4, 1995 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1995, Commission File No. 0-17017)
3.9	— Certificate of Amendment to Certificate of Incorporation, dated and filed July 18, 1997 (incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1997, Commission File No. 0-17017)
3.10	— Certificate of Amendment to Certificate of Incorporation, dated and filed August 12, 1998 (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 12, 1998, Commission File No. 0-17017)
3.11	— Certificate of Amendment to Certificate of Incorporation, dated July 16, 1999 and filed July 22, 1999 (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1999, Commission File No. 0-17017)

Exhibit
No.	Description of Exhibit

3.12	— Restated Bylaws, as adopted on November 29, 1995 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1995, Commission File No. 0-17017)
4.1	— Rights Agreement, dated as of November 29, 1995 (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 8-K, dated November 29, 1995, and filed with the Securities and Exchange Commission on November 30, 1995)
4.2	— Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017
4.3	— Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of the Company’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4	— Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of the Company’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.5	— Form of the Company’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.6	— Form of the Company’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
10.1*	— Dell Computer Corporation 1986 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 4c to the Company’s Registration Statement on Form S-8, Registration No. 33-24621)
10.2*	— Dell Computer Corporation 1987 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 4c to the Company’s Registration Statement on Form S-8, Registration No. 33-24621)
10.3*	— Dell Computer Corporation 1987 Non-qualified Stock Option Plan, as amended, including the UK Scheme (incorporated by reference to Exhibit 4e to the Company’s Registration Statement on Form S-8, Registration No. 33-24621)
10.4*	— Dell Computer Corporation 1989 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993, Commission File No. 0-17017)
10.5*	— Dell Computer Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-4, Registration No. 33-69680)
10.6*	— Dell Computer Corporation Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, Registration No. 33-54577)

Exhibit
No.		Description of Exhibit

10.7*		— First Amendment to Dell Computer Corporation Incentive Plan, dated as of July 21, 1995 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17071)
10.8*		— Second Amendment to Dell Computer Corporation Incentive Plan, dated as of November 29, 1995 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1996, Commission File No. 0-17017)
10.9*		— Third Amendment to Dell Computer Corporation Incentive Plan, dated as of July 18, 1997 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1997, Commission File No. 0-17017)
10.10	*	— Fourth Amendment to Dell Computer Corporation Incentive Plan, dated as of September 12, 1997 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 1997, Commission File No. 0-17017)
10.11	*	— Fifth Amendment to Dell Computer Corporation Incentive Plan, dated as of November 21, 1997 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-K for the fiscal year ended February 1, 1998, Commission File No. 0-17017)
10.12	*	— Dell Computer Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 1991, Commission File No. 0-17017)
10.13	*	— Amendment to Deferred Compensation Plan, adopted on August 25, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1996, Commission File No. 0-17017)
10.14	*	— Executive Incentive Bonus Plan, adopted July 17, 1998 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1999, Commission File No. 0-17017)
10.15	*	— Amended and Restated Dell Computer Corporation 1998 Broad Based Stock Option Plan, effective October 30, 1998 (incorporated by reference to Exhibit 99 to the Company’s report on Form 10-Q for the fiscal quarter ended November 1, 1998, Commission File No. 0-17017)
10.16	*†	— Employment Agreement, dated December 10, 1999, between the Company and James T. Vanderslice
18†		— Letter from PricewaterhouseCoopers LLP regarding change in accounting principle
21†		— Subsidiaries of the Company
23†		— Consent of PricewaterhouseCoopers LLP
27†		— Financial Data Schedule

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.