Form 10-Q
period 2000-04-28
DELL COMPUTER CORP
filed 2000-06-09
CIK 826083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 28, 2000

Commission File Number: 0-17017

Dell Computer Corporation

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	74-2487834 (I.R.S. Employer ID No.)

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

As of the close of business on June 5, 2000, 2,587,096,478 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions and unaudited)

	April 28,	January 28,
	2000	2000

ASSETS

Current assets:

Cash and cash equivalents	$3,459	$3,809

Short-term investments	269	323

Accounts receivable, net	2,708	2,608

Inventories	441	391

Other	617	550

Total current assets	7,494	7,681

Property, plant and equipment, net	796	765

Investments	3,305	2,721

Goodwill and other, net	428	304

Total assets	$12,023	$11,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,468	$3,538

Accrued and other	1,835	1,654

Total current liabilities	5,303	5,192

Long-term debt	508	508

Other	589	463

Total liabilities	6,400	6,163

Stockholders’ equity:

Preferred stock and capital in excess of $.01 par value; shares authorized: 5; shares issued and outstanding: none	—	—

Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued and outstanding: 2,589 and 2,575, respectively	3,968	3,583

Retained earnings	1,300	1,260

Other comprehensive income	438	533

Other	(83)	(68)

Total stockholders’ equity	5,623	5,308

Total liabilities and stockholders’ equity	$12,023	$11,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions and unaudited)

	Three Months Ended

	April 28,	April 30,
	2000	1999

Net revenue	$7,280	$5,537

Cost of revenue	5,788	4,347

Gross margin	1,492	1,190

Operating expenses:

Selling, general and administrative	750	508

Research, development and engineering	117	82

Total operating expenses	867	590

Operating income	625	600

Financing and other, net	125	20

Income before income taxes	750	620

Provision for income taxes	225	186

Net income	$525	$434

Basic earnings per common share (in whole dollars)	$0.20	$0.17

Diluted earnings per common share (in whole dollars)	$0.19	$0.16

Weighted average shares outstanding:

Basic	2,575	2,528

Diluted	2,737	2,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions and unaudited)

	Three Months
	Ended

	April 28,	April 30,
	2000	1999

Cash flows from operating activities:

Net income	$525	$434

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	47	34

Tax benefits of employee stock plans	79	379

Loss (gain) on sale of investments	(83)	21

Other	28	12

Changes in:

Operating working capital	70	196

Non-current assets and liabilities	96	(7)

Net cash provided by operating activities	762	1,069

Cash flows from investing activities:

Investments:

Purchases	(1,121)	(416)

Maturities and sales	524	445

Capital expenditures	(87)	(51)

Net cash used in investing activities	(684)	(22)

Cash flows from financing activities:

Proceeds from issuance of long-term debt, net of issuance costs	—	2

Purchase of common stock	(500)	(249)

Issuance of common stock under employee plans	66	45

Cash received from sale of equity options	4	39

Net cash used in financing activities	(430)	(163)

Effect of exchange rate changes on cash	2	(8)

Net increase (decrease) in cash	(350)	876

Cash and cash equivalents at beginning of period	3,809	1,726

Cash and cash equivalents at end of period	$3,459	$2,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dell Computer Corporation (the “Company”) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2000. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at April 28, 2000, and the results of their operations and their cash flows for the three month periods ended April 28, 2000 and April 30, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 — INVENTORIES (in millions)

	April 28,	January 28,
	2000	2000

Inventories:

Production materials	$379	$335

Work-in-process and finished goods	62	56

	$441	$391

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

	Three Months
	Ended

	April 28,	April 30,
	2000	1999

Net income	$525	$434

Weighted average shares outstanding:

Weighted average shares outstanding — Basic	2,575	2,528

Employee stock options and other	162	210

Weighted average shares outstanding — Diluted	2,737	2,738

Earnings per common share:

Basic	$0.20	$0.17

Diluted	$0.19	$0.16

NOTE 4 — COMPREHENSIVE INCOME

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities held as available-for-sale investments. Comprehensive income was $430 million and $448 million, for the three month periods ended April 28, 2000 and April 30, 1999, respectively.

NOTE 5 — SEGMENT INFORMATION

The Company has three reportable business segments: the Americas, Europe and Asia-Pacific and Japan regions.

The accounting policies of the geographic segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2000. The Company allocates resources to and evaluates performance of its geographic segments based on operating income. Transfers between geographic areas are recorded using internal transfer prices set by the Company.

The table below presents information about the Company’s reportable segments for the three month periods ended April 28, 2000 and April 30, 1999:

	Three Months Ended April 28, 2000

			Asia Pacific
	Americas	Europe	and Japan	Eliminations	Consolidated

	(in millions)

Net revenue from unaffiliated customers	$5,123	$1,573	$584	$—	$7,280

Transfers between geographic segments	15	1	—	(16)	—

Total net revenue	$5,138	$1,574	$584	$(16)	$7,280

Operating income	$564	$83	$47	$—	$694

Corporate expenses					(69)

Total operating income					$625

Depreciation and amortization	$22	$13	$5	$—	$40

Corporate depreciation and amortization					7

Total depreciation and amortization					$47

Identifiable assets	$2,592	$1,146	$432	$—	$4,170

General corporate assets					7,853

Total assets					$12,023

	Three Months Ended April 30, 1999

			Asia Pacific
	Americas	Europe	and Japan	Eliminations	Consolidated

	(in millions)

Net revenue from unaffiliated customers	$3,794	$1,344	$399	$—	$5,537

Transfers between geographic segments	5	2	1	(8)	—

Total net revenues	$3,799	$1,346	$400	$(8)	$5,537

Operating income	$528	$93	$24	$—	$645

Corporate expenses					(45)

Total operating income					$600

Depreciation and amortization	$20	$9	$3	$—	$32

Corporate depreciation and amortization					2

Total depreciation and amortization					$34

Identifiable assets	$1,759	$940	$297	$—	$2,996

General corporate assets					4,567

Total assets					$7,563

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

Statements in this Report that relate to future results and events are based on the Company’s current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting the Company’s business and prospects, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting the Company’s Business and Prospectus” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2000.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three month period ended April 28, 2000, are not necessarily indicative of the results that may be expected for the full fiscal year.

Results of Operations

The following table sets forth for the periods indicated the percentage of consolidated net revenue represented by certain items in the Company’s condensed consolidated statement of income.

	Percentage of Consolidated Net
	Revenue

	Three Months Ended

	April 28,	April 30,	January 28,
	2000	1999	2000

Net revenue:

Americas	70.4%	68.5%	70.9%

Europe	21.6	24.3	21.9

Asia Pacific and Japan	8.0	7.2	7.2

Consolidated net revenue	100.0	100.0	100.0

Cost of revenue	79.5	78.5	80.8

Gross margin	20.5	21.5	19.2

Operating expenses:

Selling, general and administrative	10.3	9.2	10.1

Research, development and engineering	1.6	1.5	1.5

Total operating expenses	11.9	10.7	11.6

Operating income	8.6	10.8	7.6

Financing and other	1.7	0.4	1.4

Income before income taxes	10.3	11.2	9.0

Provision for income taxes	3.1	3.4	2.6

Net income	7.2%	7.8%	6.4%

Net Revenue

Consolidated net revenue increased 31% in the first quarter of fiscal 2001, over the comparable period of fiscal 2000, and increased 7% over the fourth quarter of fiscal 2000. The increase in consolidated net revenue was primarily attributable to increased units sold. Unit sales increased 32% in the first quarter fiscal 2001, as compared to the same period of fiscal 2000 and grew 6% over the fourth quarter of fiscal 2000.

Unit sales increased across all product lines for the first quarter of fiscal 2001, and reflect the results of the recovery in demand subsequent to any Year 2000 related matters and the Company’s ongoing focus to address customer needs for high-end products at both the core and the edge of the Internet Infrastructure build-out. The Company’s enterprise systems, including servers, workstations and storage products, address needs at the core of the Internet Infrastructure, where companies are installing robust server and storage systems that power online commerce and store information for retrieval. Enterprise systems sales grew 52% during the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000, and 14% on a sequential basis. At the edge of the Internet Infrastructure users are buying a variety of devices to access and leverage the core. Accordingly, the Company plans to continue its focus on increasing the mix of its notebook computers supplying the edge as compared to desktop computers. Notebook computer unit sales increased 62% compared to the same period for fiscal 2000, and 12% on a sequential basis. Desktop computer unit sales increased 23% compared to the prior year period, and increased 3% sequentially.

Additionally, as the Internet continues to pull a number of products and services into an online environment, the Company has begun to broaden its revenue base beyond the core system, commonly referred to as “beyond the box” revenues. These revenues, which include warranty services, product integration and installation services, Internet access, web-hosting services, DellWare, Gigabuys, peripherals and other offerings, increased 40% compared to the same period for fiscal 2000, 6% on a sequential basis and comprised 16% of net revenues during the first quarter of fiscal 2001.

The Company has also recently announced relationships with business partners to develop consulting offerings in the Internet services sector. The Company has established e-consulting service alternatives for large and medium businesses through alliances with various e-consulting firms. These consulting services are not currently a significant contributor to the Company’s revenues. Moreover, the Company expects to continue to make strategic investments in companies designed to yield new technologies for the Company’s products and services and to provide access to existing or emerging customer markets for those products and services.

Average revenue per unit sold remained unchanged for the first fiscal quarter of 2001 compared to the prior year period, and increased 2% on a sequential basis, primarily resulting from the Company’s efforts to maintain competitive pricing in an environment of variable component pricing and availability.

In the Americas region, net revenue grew 35% in the first quarter of fiscal 2001 compared to the same quarter of fiscal 2000. Net revenue in the Europe region increased 17% during the first quarter of fiscal 2001 compared to the same period of the prior fiscal year, and Asia-Pacific and Japan net revenue increased 47% during the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000.

Gross Margin

Gross margin as a percentage of consolidated net revenue decreased to 20.5% during the first quarter of fiscal year 2001 from 21.5% during the prior year quarter. The decrease was primarily attributable to increased costs which was partially offset by the increasing shift in product mix to higher end enterprise systems and notebook computers. During the first quarter of fiscal 2001, enterprise systems comprised 18% of system revenue, compared with 16% during the first quarter of fiscal 2000; notebook computers comprised 30% of system revenue, compared with 23% during the same period of the prior fiscal year; and desktop computers comprised 52% of system revenues, compared with 61% during the same period in fiscal 2000.

On a sequential basis gross margin increased from 19.2% during the fourth quarter of fiscal 2000 as the increase in component costs experienced in the latter half of fiscal 2000 abated.

Operating Expenses

Selling, general and administrative expenses increased in absolute dollars for the first quarter of fiscal 2001 and also increased as a percentage of consolidated net revenue from the same period in fiscal 2000. The increase was due primarily to the Company’s increase in staffing and increased infrastructure expenses, including information systems, to support the Company’s continued growth.

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

The Company believes that its ability to manage operating expenses is an important factor in its ability to remain competitive and successful. The Company will continue to invest in personnel, information systems and other infrastructure, and in research and development and engineering activities, to support its continued growth and to continue to develop new, competitive products over time, relative to its net revenue and gross margin.

Income Taxes

The Company’s effective tax rate was approximately 30% for the first quarter of fiscal 2001 and fiscal 2000.

Liquidity and Capital Resources

The following table presents selected financial statistics and information:

	April 28,	January 28,
	2000	2000

	(dollars in millions)

Cash and investments	$7,033	$6,853

Working capital	$2,191	$2,489

Days of sales in accounts receivable	33	34

Days of supply in inventory	7	6

Days in accounts payable	54	58

Cash conversion cycle	(14)	(18)

During the first three months of fiscal 2001, the Company generated $762 million in cash flows from operating activities, which represents the Company’s principal source of cash. Cash flows from operating activities resulted primarily from the Company’s net income, changes in operating working capital and income tax benefits resulting from the exercise of employee stock options.

The Company continued its excellent record with respect to efficient asset management during the first quarter of fiscal 2001. Days of sales in accounts receivable decreased by one day, days of supply in inventory increased by one day as compared to fiscal 2000, and days in accounts payable decreased by four days. This combination resulted in a cash conversion cycle of negative 14 days in the first quarter of fiscal 2001 compared to negative 18 days at the end of fiscal 2000, and unchanged from the first quarter of fiscal 2000. The Company’s return on invested capital (ROIC), a key indicator of efficient asset management, increased to 292% for the first quarter of fiscal 2001 from 189% for the first quarter of fiscal 2000, and from 281% for the fourth quarter of fiscal 2000.

During the first quarter of fiscal 2001, the Company repurchased 11 million shares of common stock for an aggregate cost of $500 million, primarily to manage the dilution resulting from shares issued under the Company’s employee stock plans. At April 28, 2000, the Company held equity options and forwards that relate to the purchase of 95 million shares of common stock at various times through the fourth quarter of fiscal 2003, with an average cost of $50 per share. At April 28, 2000 the Company also had outstanding put obligations covering 111 million shares with an average exercise price of $45 per share. The Company is currently authorized to repurchase up to 88 million additional shares of its outstanding common stock and anticipates that it will continue to use excess liquidity to repurchase common stock.

The Company utilized $87 million in cash during the first three months of fiscal 2001 to improve and equip its manufacturing and office facilities as the Company continues to grow. Cash flows for similar capital expenditures for all of fiscal 2001 are expected to be approximately $500 million.

The Company maintains master lease facilities providing the capacity to fund up to $782 million. The combined facilities provide for the ability of the Company to lease certain real property, buildings and equipment to be constructed or acquired. At April 28, 2000, $414 million of the combined facilities had been utilized.

Management believes that the Company has sufficient resources from cash provided from operations and available borrowings to support its operations and capital requirements for at least the next 12 months.

Factors Affecting the Company’s Business and Prospects

There are numerous factors that affect the Company’s business and the results of its operations. These factors include general economic and business conditions; the level of demand for the Company’s products and services; the level and intensity of competition in the computer industry and the pricing pressures that may result; the ability of the Company to timely and effectively manage periodic product transitions, as well as component availability and cost; the ability of the Company to develop new products based on new or evolving technology and the market’s acceptance of those products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period; the Company’s ability to continue to improve its infrastructure (including personnel and systems) to keep pace with the growth in its overall business activities and to retain and integrate personnel from acquired companies. For a discussion of these and other factors affecting the Company’s business and prospects, see “Item 1 — Business — Factors Affecting the Company’s Business and Prospects” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2000.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s market risks, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2000.

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

Item 2.  Changes in Securities and Use of Proceeds

Reference is made to the information on the Company’s stock repurchase program contained in “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” As a part of this program, during the first quarter of fiscal 2001, the Company sold 51.3 million put options, each of which entitles the holder to sell stock to the Company at a specified price on a specified date. These put options expire on various dates through December 2002 and have exercise prices ranging from $33 to $59 per share with an average exercise price of $51 a share.

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

DELL COMPUTER CORPORATION

June 9, 2000	/s/ JAMES M. SCHNEIDER James M. Schneider Senior Vice President and Chief Financial Officer (On behalf of the registrant and as principal accounting and financial officer)

INDEX TO EXHIBIT

Exhibit No.	Description of Exhibit

27	Financial Data Schedule