Form 10-Q
period 2000-07-28
DELL COMPUTER CORP
filed 2000-09-08
CIK 826083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 28, 2000

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

As of the close of business on August 31, 2000, 2,616,768,407 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions and unaudited)

	July 28,	January 28,
	2000	2000

ASSETS

Current assets:

Cash and cash equivalents	$4,076	$3,809

Short-term investments	240	323

Accounts receivable, net	2,965	2,608

Inventories	442	391

Other	595	550

Total current assets	8,318	7,681

Property, plant and equipment, net	882	765

Investments	3,982	2,721

Goodwill and other, net	228	304

Total assets	$13,410	$11,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,749	$3,538

Accrued and other	1,983	1,654

Total current liabilities	5,732	5,192

Long-term debt	510	508

Other	706	463

Total liabilities	6,948	6,163

Stockholders’ equity:

Preferred stock and capital in excess of $.01 par value; shares authorized: 5; shares; issued and outstanding: none	—	—

Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued and outstanding: 2,596 and 2,575, respectively	4,328	3,583

Retained earnings	1,400	1,260

Accumulated other comprehensive income	808	533

Other	(74)	(68)

Total stockholders’ equity	6,462	5,308

Total liabilities and stockholders’ equity	$13,410	$11,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions and unaudited)

	Three Months Ended		Six Months Ended

	July 28,	July 30,	July 28,	July 30,
	2000	1999	2000	1999

Net revenue	$7,670	$6,142	$14,950	$11,679

Cost of revenue	6,036	4,788	11,824	9,135

Gross margin	1,634	1,354	3,126	2,544

Operating expenses:

Selling, general and administrative	774	569	1,524	1,077

Research, development and engineering	124	91	241	173

Total operating expenses	898	660	1,765	1,250

Operating income	736	694	1,361	1,294

Financing and other, net	125	30	250	50

Income before income taxes	861	724	1,611	1,344

Provision for income taxes	258	217	483	403

Net income	$603	$507	$1,128	$941

Basic earnings per common share (in whole dollars)	$0.23	$0.20	$0.44	$0.37

Diluted earnings per common share (in whole dollars)	$0.22	$0.19	$0.41	$0.34

Weighted average shares outstanding:

Basic	2,582	2,524	2,578	2,526

Diluted	2,726	2,725	2,731	2,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions and unaudited)

	Six Months Ended

	July 28,	July 30,
	2000	1999

Cash flows from operating activities:

Net income	$1,128	$941

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	108	71

Tax benefits of employee stock plans	470	724

Gain on sale of investments	(165)	—

Other	89	48

Changes in:

Operating working capital	57	211

Non-current assets and liabilities	264	4

Net cash provided by operating activities	1,951	1,999

Cash flows from investing activities:

Investments:

Purchases	(1,567)	(1,114)

Maturities and sales	991	1,026

Capital expenditures	(236)	(147)

Net cash used in investing activities	(812)	(235)

Cash flows from financing activities:

Purchase of common stock	(1,021)	(493)

Issuance of common stock under employee plans	182	123

Cash received from sale of equity options and other	4	54

Net cash used in financing activities	(835)	(316)

Effect of exchange rate changes on cash	(37)	(8)

Net increase in cash	267	1,440

Cash and cash equivalents at beginning of period	3,809	1,726

Cash and cash equivalents at end of period	$4,076	$3,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dell Computer Corporation (the “Company”) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2000. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at July 28, 2000 and January 28, 2000 and the results of their operations and their cash flows for the three and six month periods ended July 28, 2000 and July 30, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 — INVENTORIES (in millions)

	July 28,	January 28,
	2000	2000

Inventories:

Production materials	$364	$335

Work-in-process and finished goods	78	56

	$442	$391

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

	Three Months Ended		Six Months Ended

	July 28,	July 30,	July 28,	July 30,
	2000	1999	2000	1999

Net income	$603	$507	$1,128	$941

Weighted average shares outstanding:

Weighted average shares outstanding — Basic	2,582	2,524	2,578	2,526

Employee stock options and other	144	201	153	205

Weighted average shares outstanding — Diluted	2,726	2,725	2,731	2,731

Earnings per common share:

Basic	$.23	$0.20	$.44	$0.37

Diluted	$.22	$0.19	$.41	$0.34

NOTE 4 — COMPREHENSIVE INCOME

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities held as available-for-sale investments. Comprehensive income was $973 million and $522 million for the three-month periods ended July 28, 2000 and July 30, 1999, respectively, and $1,403 million and $970 million for the six-month periods ended July 28, 2000 and July 30, 1999, respectively.

NOTE 5 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), providing the SEC’s view with respect to the application of generally accepted accounting principles to selected revenue recognition issues. As amended, SAB 101 will become effective for the fourth quarter of fiscal 2001. The Company is currently assessing the impact of SAB 101 and currently believes that the effect, if any, will not have a material effect on the Company’s financial position or overall trends in results of operations.

NOTE 6 — SEGMENT INFORMATION

The Company has three reportable business segments: the Americas, Europe and Asia-Pacific and Japan regions.

The accounting policies of the geographic segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2000. The Company allocates resources to and evaluates performance of its geographic segments based on balanced priorities of liquidity, profitability and growth. Transfers between geographic areas are recorded using internal transfer prices set by the Company.

The table below presents information about the Company’s reportable segments for the three and six month periods ended July 28, 2000 and July 30, 1999:

	Three Months Ended July 28, 2000

			Asia Pacific
	Americas	Europe	and Japan	Eliminations	Consolidated

	(in millions)

Net revenue from unaffiliated customers	$5,586	$1,454	$630	$—	$7,670

Transfers between geographic segments	14	2	2	(18)	—

Total net revenues	$5,600	$1,456	$632	$(18)	$7,670

Operating income	$663	$102	$52	$—	$817

Corporate expenses					(81)

Total operating income					$736

Depreciation and amortization	$27	$13	$5	$—	$45

Corporate depreciation and amortization					11

Total depreciation and amortization					$56

Identifiable assets	$2,928	$1,089	$499	$—	$4,516

General corporate assets					8,894

Total assets					$13,410

	Three Months Ended July 30, 1999

			Asia Pacific
	Americas	Europe	and Japan	Eliminations	Consolidated

	(in millions)

Net revenue from unaffiliated customers	$4,388	$1,327	$427	$—	$6,142

Transfers between geographic segments	5	2	—	(7)	—

Total net revenue	$4,393	$1,329	$427	$(7)	$6,142

Operating income	$600	$117	$34	$—	$751

Corporate expenses					(57)

Total operating income					$694

Depreciation and amortization	$22	$10	$3	$—	$35

Corporate depreciation and amortization					2

Total depreciation and amortization					$37

Identifiable assets	$2,146	$956	$299	$—	$3,401

General corporate assets					5,307

Total assets					$8,708

	Six Months Ended July 28, 2000

			Asia Pacific
	Americas	Europe	and Japan	Eliminations	Consolidated

	(in millions)

Net revenue from unaffiliated customers	$10,709	$3,027	$1,214	$—	$14,950

Transfers between geographic segments	29	3	2	(34)	—

Total net revenues	$10,738	$3,030	$1,216	$(34)	$14,950

Operating income	$1,227	$185	$99	$—	$1,511

Corporate expenses					(150)

Total operating income					$1,361

Depreciation and amortization	$52	$27	$11	$—	$90

Corporate depreciation and amortization					18

Total depreciation and amortization					$108

Identifiable assets	$2,928	$1,089	$499	$—	$4,516

General corporate assets					8,894

Total assets					$13,410

	Six Months Ended July 30, 1999

			Asia Pacific
	Americas	Europe	and Japan	Eliminations	Consolidated

	(in millions)

Net revenue from unaffiliated customers	$8,182	$2,671	$826	$—	$11,679

Transfers between geographic segments	10	4	1	(15)	—

Total net revenues	$8,192	$2,675	$827	$(15)	$11,679

Operating income	$1,128	$210	$58	$—	$1,396

Corporate expenses					(102)

Total operating income					$1,294

Depreciation and amortization	$42	$19	$6	$—	$67

Corporate depreciation and amortization					4

Total depreciation and amortization					$71

Identifiable assets	$2,146	$956	$299	$—	$3,401

General corporate assets					5,307

Total assets					$8,708

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and six month periods ended July 28, 2000, are not necessarily indicative of the results that may be expected for the full fiscal year.

Results of Operations

The following table sets forth for the periods indicated the percentage of consolidated net revenue represented by certain items in the Company’s condensed consolidated statement of income.

	Percentage of Consolidated Net Revenue

	Three Months Ended		Six Months Ended

	July 28,	July 30,	July 28,	July 30,
	2000	1999	2000	1999

Net revenue:

Americas	72.8%	71.4%	71.6%	70.1%

Europe	19.0	21.6	20.3	22.9

Asia Pacific and Japan	8.2	7.0	8.1	7.0

Consolidated net revenue	100.0	100.0	100.0	100.0

Cost of revenue	78.7	78.0	79.1	78.2

Gross margin	21.3	22.0	20.9	21.8

Operating expenses:

Selling, general and administrative	10.1	9.2	10.2	9.2

Research, development and engineering	1.6	1.5	1.6	1.5

Total operating expenses	11.7	10.7	11.8	10.7

Operating income	9.6	11.3	9.1	11.1

Financing and other, net	1.6	0.4	1.7	0.4

Income before income taxes	11.2	11.7	10.8	11.5

Provision for income taxes	3.3	3.5	3.3	3.4

Net income	7.9%	8.2%	7.5%	8.1%

Net Revenue

During the second quarter of fiscal 2001, the Company generated record performance in terms of net revenues, unit sales, net income and earnings per share. Consolidated net revenue increased 25% and 28% in the second quarter and first six months of fiscal 2001, respectively, over the comparable periods of fiscal 2000, and increased 5% over the first quarter of fiscal 2001. The increase in consolidated net revenue was primarily attributable to increased units sold. Unit sales increased 22% and 26% in the second quarter and first six months of fiscal year 2001, respectively, as compared to the same periods of fiscal 2000.

In the Americas region, net revenue grew 27% in the second quarter of fiscal 2001 compared to the same quarter of fiscal 2000. Net revenue in the Europe region increased 10% during the second quarter of fiscal 2001 compared to the same period of the prior fiscal year, and Asia-Pacific and Japan net revenue increased 48% during the second quarter of fiscal 2001 compared to the same period of the prior fiscal year.

Average revenue per unit sold increased 2% for the second fiscal quarter of 2001 compared to the prior year and decreased 2% on a sequential basis, primarily resulting from the Company’s efforts to balance competitive pricing with a focus on increased profitability, while operating in an environment of variable component pricing and availability.

Unit sales increased across all product lines for the second quarter and first six months of fiscal 2001 over the comparable periods of fiscal 2000. Supplementing its already strong traditional desktop PC business, the Company continues to generate more of its unit sales mix from high-end products at both the core and the edge of the Internet Infrastructure build-out. The Company’s enterprise systems, including servers, workstations and storage products, address needs at the core of the Internet Infrastructure, where companies are installing robust server and storage systems that power online commerce and store information for retrieval. Enterprise systems sales grew 46% during the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000, and 8% on a sequential basis. At the edge of the Internet Infrastructure, users are buying a variety of devices to access and leverage the core. The Company’s notebook computers address the mobile computing needs of users, and its desktop computers continue to represent an important part of the Company’s product offerings. During the second quarter of fiscal 2000, notebook computer unit sales increased 60% compared to the same period for fiscal 2000, and 8% on a sequential basis. Desktop computer unit sales increased 7% compared to the prior year period, and increased 1% sequentially. During the second quarter of fiscal 2001, enterprise systems comprised 19% of system revenue, compared with 16% during the second quarter of fiscal 2000; notebook computers comprised 30% of system revenue, compared with 24% during the same period of the prior fiscal year; and desktop computers comprised 51% of system revenues, compared with 60% during the same period in fiscal 2000.

Additionally, as the Internet continues to pull a number of products and services into an online environment, the Company has begun to broaden its revenue base beyond the core system, commonly referred to as “beyond the box” revenues. These offerings, which include warranty services, product integration and installation services, Internet access, web-hosting services, DellWare, Gigabuys, peripherals, technology consulting and other offerings, enhance the Company’s core system offerings. Beyond the box revenues comprised approximately 17% and 16% of net revenues during the second quarter of fiscal 2001 and 2000, respectively.

Gross Margin

As a percentage of consolidated net revenue, gross margin increased on a sequential basis from 20.5% in the first quarter of fiscal 2001 to 21.3% in the second quarter of fiscal 2001. As compared to the second quarter of fiscal 2000, gross margin decreased from 22.0%. On a year to date basis, gross margin decreased from 21.8% during the first six months of fiscal 2000 to 20.9% during the first six months of fiscal 2001. The relatively stable margins are primarily the result of the factors, referred to above, affecting average revenue per unit.

Operating Expenses

Selling, general and administrative expenses increased in absolute dollar amounts for the second quarter and first half of fiscal 2001 and increased as a percentage of consolidated net revenue from the same periods in fiscal 2000. The increase in absolute dollars was due primarily to the Company’s increase in staffing and increased infrastructure expenses, including information systems, to support the Company’s continued growth.

The Company continues to invest in research, development and engineering activities to develop and introduce new products and to support its continued goal of improving and developing efficient procurement, manufacturing and distribution processes. As a result, research, development and engineering expenses have increased each year in absolute dollars due to increased staffing levels and product development costs, although, as a percent of revenue, these costs have remained level. The Company expects to continue to increase its research, development and engineering spending in absolute dollar amounts.

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

Income Taxes

The Company’s effective tax rate was approximately 30% for the second quarter and first six months of fiscal 2001 and fiscal 2000.

Liquidity and Capital Resources

The following table presents selected financial statistics and information:

	July 28,	January 28,
	2000	2000

	(dollars in millions)

Cash and investments	$8,298	$6,853

Working capital	$2,586	$2,489

Days of sales in accounts receivable	35	34

Days of supply in inventory	7	6

Days in accounts payable	56	58

Cash conversion cycle	(14)	(18)

During the first six months of fiscal 2001, the Company generated approximately $2 billion in cash flows from operating activities, which represents the Company’s principal source of cash. Cash flows from operating activities resulted primarily from the Company’s net income, adjusted for income tax benefits resulting from the exercise of employee stock options, and changes in operating working capital.

At July 28, 2000, the Company had approximately $8.3 billion of cash and investments. Of that amount, strategic investments totaled approximately $2.2 billion, an increase in total value of approximately $707 million compared to January 28, 2000. The increase in value was due to additional investments and net appreciation, and was partially offset by sales of equity securities. Of the total value at July 28, 2000, approximately $1.3 billion represented unrealized appreciation. The Company expects to continue to make strategic investments in order to enhance and extend the company’s strategic initiatives.

As compared to the second quarter of fiscal 2000, both days of sales in accounts receivable and days in accounts payable decreased by one day, whereas days of supply in inventory increased by one day. The company’s cash conversion cycle changed to a negative 14 days in the second quarter of fiscal 2001 from a negative 15 days in the second quarter of fiscal 2000. The Company’s return on invested capital, a key indicator of efficient asset management, increased to 294% for the second quarter of fiscal year 2001, from 292% for the first quarter of fiscal 2001, and from 260% for the second quarter of the prior year.

During the second quarter of fiscal 2001, the Company repurchased 11.9 million shares of common stock for an aggregate cost of $521 million, primarily to manage the dilution resulting from shares issued under the Company’s employee stock plans. By the end of the quarter, the Company had repurchased 829 million shares out of its authorized 1 billion share repurchase program. At July 28, 2000, the Company held equity options and forwards that allow for the purchase of 90 million shares of common stock at various times through the first quarter of fiscal 2004, at an average price of $51 per share. At July 28, 2000, the Company also had outstanding put obligations covering 107 million shares with an average exercise price of $46 per share. The Company anticipates that it will continue to use excess liquidity to repurchase common stock.

The Company utilized $236 million in cash during the first six months of fiscal 2001 to improve and equip its manufacturing and office facilities as the Company continues to grow. Cash flows for similar capital expenditures for the full fiscal year are expected to total approximately $500 million.

The Company maintains master lease facilities providing the capacity to fund up to $1.3 billion. The combined facilities provide for the ability of the Company to lease certain real property, buildings and equipment to be constructed or acquired. At July 28, 2000, $458 million of the combined facilities had been utilized.

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

Reference is made to the information on the Company’s stock repurchase program contained in “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” As a part of this program, during the second quarter of fiscal 2001, the Company sold 7 million put options, each of which entitles the holder to sell stock to the Company at a specified price on a specified date. These put options expire on various dates through March 2003 and have exercise prices ranging from $45 to $53 per share with an average exercise price of $49 per share. All of these transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Each transaction was privately negotiated, and each solicitation was made by the Company in the placement of these securities.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of the Company’s stockholders was held on July 20, 2000. At that meeting, one proposal was submitted to a vote of the Company’s stockholders — to elect one Class II director (with Samuel A. Nunn, Jr. being the nominee) and three Class III directors (with Alex J. Mandl, Michael A. Miles and Morton L. Topfer being the nominees). At the close of business on the record date for the meeting (which was May 23, 2000), there were 2,589,696,545 shares of common stock outstanding and entitled to be voted at the meeting. Holders of 2,209,678,290 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy. The following table sets forth the results of the voting:

	Number of Votes

Proposal	For	Against

Proposal 1 — Election of directors:
Alex J. Mandl	2,196,192,049	13,486,241
Michael A. Miles	2,195,911,754	13,766,536
Morton L. Topfer	2,196,465,308	13,212,982
Samuel A. Nunn, Jr.	2,195,038,346	14,639,944

Consequently, the stockholders elected each of the directors nominated by the Board.

ITEM  6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.

        The following exhibit is filed as part of this Report:

Exhibit No.	Description of Exhibit

27	Financial Data Schedule

(b)	Reports on Form 8-K.

        None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL COMPUTER CORPORATION

September 8, 2000

/s/ JAMES M. SCHNEIDER
James M. Schneider
Senior Vice President and Chief
Financial Officer
(On behalf of the registrant and as principal financial and accounting officer)

INDEX TO EXHIBIT

Exhibit No.	Description of Exhibit

27	Financial Data Schedule