Form 10-Q
period 2000-10-27
DELL COMPUTER CORP
filed 2000-12-08
CIK 826083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 27, 2000

Commission File Number: 0-17017

Dell Computer Corporation

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	74-2487834 (I.R.S. Employer ID No.)

One Dell Way

Round Rock, Texas 78682
(Address of principal executive offices)

(512) 338-4400

(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.  Yes   No

As of the close of business on November 27, 2000, 2,586,906,150 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions and unaudited)

	October 27,	January 28,
	2000	2000

ASSETS

Current assets:

Cash and cash equivalents	$3,976	$3,809

Short-term investments	638	323

Accounts receivable, net	3,086	2,608

Inventories	424	391

Other	737	550

Total current assets	8,861	7,681

Property, plant and equipment, net	955	765

Investments	3,146	2,721

Goodwill and other, net	362	304

Total assets	$13,324	$11,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,950	$3,538

Accrued and other	2,141	1,654

Total current liabilities	6,091	5,192

Long-term debt	510	508

Other	666	463

Total liabilities	7,267	6,163

Stockholders’ equity:

Preferred stock and capital in excess of $.01 par value; shares authorized: 5; shares issued and outstanding: none	—	—

Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued and outstanding: 2,590 and 2,575, respectively	4,527	3,583

Retained earnings	1,285	1,260

Accumulated other comprehensive income	333	533

Other	(88)	(68)

Total stockholders’ equity	6,057	5,308

Total liabilities and stockholders’ equity	$13,324	$11,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions and unaudited)

	Three Months Ended		Nine Months Ended

	October 27,	October 29,	October 27,	October 29,
	2000	1999	2000	1999

Net revenue	$8,264	$6,784	$23,214	$18,463

Cost of revenue	6,506	5,414	18,330	14,549

Gross margin	1,758	1,370	4,884	3,914

Operating expenses:

Selling, general and administrative	814	622	2,338	1,699

Research, development and engineering	126	98	367	271

Purchased research & development	—	194	—	194

Total operating expenses	940	914	2,705	2,164

Operating income	818	456	2,179	1,750

Financing and other, net	145	40	395	90

Income before income taxes	963	496	2,574	1,840

Provision for income taxes	289	207	772	610

Net income	$674	$289	$1,802	$1,230

Basic earnings per common share (in whole dollars)	$0.26	$0.11	$0.70	$0.49

Diluted earnings per common share (in whole dollars)	$0.25	$0.11	$0.66	$0.45

Weighted average shares outstanding:

Basic	2,586	2,538	2,581	2,530

Diluted	2,739	2,724	2,734	2,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions and unaudited)

	Nine Months Ended

	October 27,	October 29,
	2000	1999

Cash flows from operating activities:

Net income	$1,802	$1,230

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	172	110

Tax benefits of employee stock plans	739	901

Purchased research and development	—	194

Gain on sale of investments	(244)	—

Other	144	6

Changes in:

Operating working capital	173	614

Non-current assets and liabilities	207	36

Net cash provided by operating activities	2,993	3,091

Cash flows from investing activities:

Investments:

Purchases	(2,242)	(2,435)

Maturities and sales	1,449	1,535

Cash payments for acquisition, net of cash required	—	(4)

Capital expenditures	(375)	(271)

Net cash used in investing activities	(1,168)	(1,175)

Cash flows from financing activities:

Purchase of common stock	(1,845)	(743)

Issuance of common stock under employee plans	239	186

Cash received from sale of equity options and other	—	52

Net cash used in financing activities	(1,606)	(505)

Effect of exchange rate changes on cash	(52)	13

Net increase in cash	167	1,424

Cash and cash equivalents at beginning of period	3,809	1,726

Cash and cash equivalents at end of period	$3,976	$3,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dell Computer Corporation (the “Company”) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2000. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at October 27, 2000 and January 28, 2000 and the results of their operations and their cash flows for the three and nine month periods ended October 27, 2000 and October 29, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 — BUSINESS COMBINATION

On October 20, 1999 the Company acquired all the outstanding shares of ConvergeNet Technologies, Inc. in exchange for 6.9 million shares of the Company’s common stock and $4.5 million cash for total purchase consideration of $332 million. The acquisition was recorded under the purchase method of accounting, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. Of the total purchase price, $194 million was allocated to purchased research and development.

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

	Three Months Ended		Nine Months Ended

	October 27,	October 29,	October 27,	October 29,
	2000	1999	2000	1999

Net income	$674	$289	$1,802	$1,230

Weighted average shares outstanding:

Weighted average shares outstanding — Basic	2,586	2,538	2,581	2,530

Employee stock options and other	153	186	153	199

Weighted average shares outstanding — Diluted	2,739	2,724	2,734	2,729

Earnings per common share:

Basic	$0.26	$0.11	$0.70	$0.49

Diluted	$0.25	$0.11	$0.66	$0.45

NOTE 4 — COMPREHENSIVE INCOME

The Company’s comprehensive income is primarily comprised of net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities held as available-for-sale investments. Comprehensive income for the three and nine month periods ended October 27, 2000 and October 29, 1999 was as follows (in millions):

	Three Months Ended		Nine Months Ended

	October 27,	October 29,	October 27,	October 29,
	2000	1999	2000	1999

Comprehensive income:

Net income	$674	$289	$1,802	$1,230

Foreign currency translation	7	(3)	7	11

Unrealized appreciation (depreciation) on investments	(482)	205	(207)	221

Total comprehensive income	$199	$491	$1,602	$1,462

NOTE 5 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities, and it requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt SFAS No. 133 effective February 3, 2001, and is continuing to evaluate the effect such adoption may have on its consolidated results of operations and financial position. The impact of the adoption will be based on factors such as specific derivative and hedging activities, market conditions, and contractual agreements at the date of adoption.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), providing the SEC’s view with respect to the application of generally accepted accounting principles to selected revenue recognition issues. As amended, SAB 101 will be implemented in the fourth quarter of fiscal 2001 with adoption retroactive to the first quarter. The Company is currently assessing the impact of SAB 101 and currently believes that the effect, if any, will not be material to the Company’s financial position or trends in reported operating results.

NOTE 6 — SEGMENT INFORMATION

The Company has three reportable business segments: the Americas, Europe, and Asia-Pacific and Japan regions.

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

The table below presents information about the Company’s reportable segments for the three and nine month periods ended October 27, 2000 and October 29, 1999 (in millions):

	Three Months Ended October 27, 2000

			Asia-Pacific
	Americas	Europe	and Japan	Eliminations	Consolidated

Net revenue from unaffiliated customers	$6,064	$1,537	$663	$—	$8,264

Transfers between geographic segments	6	1	1	(8)	—

Total net revenues	$6,070	$1,538	$664	$(8)	$8,264

Operating income	$750	$94	$44	$—	$888

Corporate expenses					(70)

Total operating income					$818

Depreciation and amortization	$28	$11	$3	$—	$42

Corporate depreciation and amortization					13

Total depreciation and amortization					$55

Identifiable assets	$2,720	$1,134	$561	$—	$4,415

General corporate assets					8,909

Total assets					$13,324

	Three Months Ended October 29, 1999

			Asia-Pacific	Eliminations/
	Americas	Europe	and Japan	Purchased R&D	Consolidated

Net revenue from unaffiliated customers	$4,875	$1,430	$479	$—	$6,784

Transfers between geographic segments	14	1	—	(15)	—

Total net revenue	$4,889	$1,431	$479	$(15)	$6,784

Operating income	$553	$107	$20	$(194)	$486

Corporate expenses					(30)

Total operating income					$456

Depreciation and amortization	$17	$10	$4	$—	$31

Corporate depreciation and amortization					8

Total depreciation and amortization					$39

Identifiable assets	$2,526	$1,200	$376	$—	$4,102

General corporate assets					6,464

Total assets					$10,566

	Nine Months Ended October 27, 2000

			Asia-Pacific
	Americas	Europe	and Japan	Eliminations	Consolidated

Net revenue from unaffiliated customers	$16,773	$4,564	$1,877	$—	$23,214

Transfers between geographic segments	35	4	3	(42)	—

Total net revenues	$16,808	$4,568	$1,880	$(42)	$23,214

Operating income	$1,977	$279	$143	$—	$2,399

Corporate expenses					(220)

Total operating income					$2,179

Depreciation and amortization	$90	$38	$13	$—	$141

Corporate depreciation and amortization					31

Total depreciation and amortization					$172

Identifiable assets	$2,720	$1,134	$561	$—	$4,415

General corporate assets					8,909

Total assets					$13,324

	Nine Months Ended October 29, 1999

			Asia-Pacific	Eliminations/
	Americas	Europe	and Japan	Purchased R&D	Consolidated

Net revenue from unaffiliated customers	$13,057	$4,101	$1,305	$—	$18,463

Transfers between geographic segments	24	5	1	(30)	—

Total net revenues	$13,081	$4,106	$1,306	$(30)	$18,463

Operating income	$1,681	$317	$78	$(194)	$1,882

Corporate expenses					(132)

Total operating income					$1,750

Depreciation and amortization	$59	$29	$10	$—	$98

Corporate depreciation and amortization					12

Total depreciation and amortization					$110

Identifiable assets	$2,526	$1,200	$376	$—	$4,102

General corporate assets					6,464

Total assets					$10,566

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine month periods ended October 27, 2000, are not necessarily indicative of the results that may be expected for the full fiscal year.

Results of Operations

The following table sets forth for the periods indicated the percentage of consolidated net revenue represented by certain items in the Company’s condensed consolidated statement of income.

	Percentage of Consolidated Net Revenue

	Three Months Ended		Nine Months Ended

	October 27,	October 29,	October 27,	October 29,
	2000	1999(a)	2000	1999(a)

Net revenue:

Americas	73.4%	71.9%	72.3%	70.7%

Europe	18.6	21.1	19.6	22.2

Asia Pacific and Japan	8.0	7.0	8.1	7.1

Consolidated net revenue	100.0	100.0	100.0	100.0

Cost of revenue	78.7	79.8	79.0	78.8

Gross margin	21.3	20.2	21.0	21.2

Operating expenses:

Selling, general and administrative	9.9	9.2	10.1	9.2

Research, development and engineering	1.5	1.4	1.6	1.5

Total operating expenses	11.4	10.6	11.7	10.7

Operating income	9.9	9.6	9.3	10.5

Financing and other, net	1.8	0.6	1.8	0.5

Income before income taxes	11.7	10.2	11.1	11.0

Provision for income taxes	3.5	3.1	3.3	3.3

Net income	8.2%	7.1%	7.8%	7.7%

(a)	Excludes $194 million charge for purchased research and development related to the acquisition of ConvergeNet Technologies, Inc. Including the $194 million charge, (i) research, development and engineering expense, as a percentage of net revenue, was 4.3% for the three month period ended October 29, 1999 and 2.5% for the nine month period ended October 29, 1999, (ii) total operating expenses, as a percentage of net revenue, was 13.5% for the three month period ended October 29, 1999 and 11.7% for the nine month period ended October 29, 1999, and (iii) net income, as a percentage of net revenue, was 4.3% for the three month period ended October 29, 1999 and 6.7% for the nine month period ended October 29, 1999.

Net Revenue

During the third quarter of fiscal 2001, the Company generated record performance in terms of net revenues, unit sales, net income and earnings per share. Consolidated net revenue increased 22% and 26% in the third quarter and first nine months of fiscal 2001, respectively, over the comparable periods of fiscal 2000, and increased 8% sequentially from the second quarter of fiscal 2001. The increase in consolidated net revenue was primarily attributable to increased units sold. Unit sales increased 21% and 24% in the third quarter and first nine months of fiscal year 2001, respectively, as compared to the same periods of fiscal 2000.

In the Americas region, net revenue grew 24% in the third quarter of fiscal 2001, compared to the same quarter of fiscal 2000. Net revenue in the Europe region increased 7% during the third quarter of fiscal 2001 compared to the same period of the prior fiscal year, and Asia-Pacific and Japan net revenue increased 39% during the third quarter of fiscal 2001 compared to the same period of the prior fiscal year.

Average revenue per unit sold remained relatively flat for the third fiscal quarter of 2001 compared to the third quarter of the prior fiscal year and decreased 4% on a sequential basis. The sequential decline results primarily from the Company’s sharing component cost declines with its customers via lower pricing.

Unit sales increased across all product lines for the third quarter and first nine months of fiscal 2001 over the comparable periods of fiscal 2000. Supplementing its profitable desktop PC business, the Company continues to generate more of its unit sales mix from high-end products at both the core and the edge of the Internet Infrastructure build-out. At the core of the Internet Infrastructure, companies are installing robust server and storage systems that power online commerce and store information for retrieval. The Company’s enterprise systems, including servers, workstations and storage products, address these needs. Enterprise systems sales grew 37% during the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. At the edge of the Internet Infrastructure, customers are buying a variety of mobile and stationary devices to access and leverage the core, including the Company’s notebook and traditional desktop computers. During the third quarter of fiscal 2001, notebook computer unit sales increased 45% compared to the same period for fiscal 2000. Desktop computer unit sales increased 11% compared to the prior year period. During the third quarter of fiscal 2001, enterprise systems comprised 19% of system revenue, compared with 17% during the third quarter of fiscal 2000; notebook computers comprised 29% of system revenue, compared with 24% during the same period of the prior fiscal year; and desktop computers comprised 52% of system revenues, compared with 59% during the same period in fiscal 2000.

Additionally, as the Internet continues to pull a number of products and services into an online environment, the Company has begun to broaden its revenue base beyond the core system, commonly referred to as “beyond the box” revenues. These offerings include warranty services, product integration and installation services, Internet access, web-hosting services, DellWare, Gigabuys, peripherals, technology consulting and other offerings. Compared to the prior year period, beyond the box revenues increased 25% to more than 17% of net revenues during the third quarter of fiscal 2001 and remained relatively flat as a percentage of revenue. Of this total, services revenue was $665 million for the third quarter of fiscal 2001, compared to $577 million for the second quarter of fiscal 2001, and $509 million for the third quarter of fiscal 2000.

Gross Margin

As a percentage of consolidated net revenue, gross margin increased from 20.2% in the third quarter of fiscal 2000 to 21.3% in the third quarter of fiscal 2001. As compared to the second quarter of fiscal 2001, gross margin remained unchanged. On a year-to-date basis, gross margin decreased slightly from 21.2% during the first nine months of fiscal 2000 to 21.0% during the first nine months of fiscal 2001.

Operating Expenses

Selling, general and administrative expenses increased in both absolute dollar amounts and as a percentage of consolidated net revenue for the third quarter and first nine months of fiscal 2001 from the same periods in fiscal 2000. The increase in absolute dollar amounts was due primarily to the Company’s increase in staffing and increased infrastructure expenses, including information systems, to support the Company’s growth. The increase in percentage terms was due primarily to the Company having originally staffed for higher anticipated fiscal 2001 growth rates. Management has taken steps throughout the fiscal year to manage expenses relative to actual growth rates, and as a result selling, general and administrative expenses as a percentage of net revenues have declined on a quarter-to-quarter basis throughout fiscal 2001.

The Company continues to invest in research, development and engineering activities to develop and introduce new products and to support its continued goal of improving and developing efficient procurement, manufacturing and distribution processes. As a result, research, development and engineering expenses have increased each year in absolute dollars due to increased staffing levels and product development costs, although, as a percent of revenue, these costs have remained level. The Company expects to continue to increase its absolute dollar amount of research, development and engineering spending with an emphasis on enterprise products, including servers and storage.

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

Income Taxes

The Company’s effective tax rates were approximately 30% for the third quarter and first nine months of fiscal 2001, as compared to approximately 42% and 33%, respectively, for the fiscal 2000 periods. The effective tax rates in the prior year were higher due to non-deductible purchased research and development related to the acquisition of ConvergeNet Technologies, Inc.

Financing and Other

Financing and other income increased in absolute dollar amounts for the fiscal 2001 periods compared to the fiscal 2000 periods. The increase is due primarily to gains on sales of investments and higher interest income.

Liquidity and Capital Resources

The following table presents selected financial statistics and information:

	October 27,	January 28,
	2000	2000

	(dollars in millions)

Cash and investments	$7,760	$6,853

Working capital	$2,770	$2,489

Days of sales in accounts receivable	34	34

Days of supply in inventory	6	6

Days in accounts payable	55	58

Cash conversion cycle	(15)	(18)

During the first nine months of fiscal 2001, the Company generated approximately $3 billion in cash flows from operating activities, which represents the Company’s principal source of cash. Cash flows from operating activities resulted primarily from the Company’s net income, adjusted for income tax benefits resulting from the exercise of employee stock options.

At October 27, 2000, the Company had approximately $7.8 billion of cash and investments. Of that amount, equity investments totaled approximately $1.5 billion. Of the total value at October 27, 2000, approximately $552 million represented unrealized appreciation. The Company expects to continue to make investments in order to enhance and extend the Company’s strategic initiatives.

As compared to the third quarter of fiscal 2000, days in accounts receivable and days in accounts payable for the third fiscal quarter of fiscal 2001 decreased by 3 and 5 days, respectively. Days of supply in inventory for the third quarter of fiscal 2001 remained unchanged as compared to the third quarter of fiscal 2000. The company’s cash conversion cycle changed to a negative 15 days in the third quarter of fiscal 2001 from a negative 17 days in the third quarter of fiscal 2000. The Company’s return on invested capital, a key indicator of efficient asset management, increased to 316% for the third quarter of fiscal year 2001, from 294% for the second quarter of fiscal 2001, and from 164% for the third quarter of the prior year.

The Company has a share repurchase program that it uses primarily to manage the dilution resulting from shares issued under the Company’s employee stock plans. As of the end of the third quarter of fiscal 2001, the Company had cumulatively repurchased 850 million shares over a four year period out of its authorized 1 billion share repurchase program, for an aggregate cost of $5.9 billion. During the third quarter of fiscal 2001, the Company repurchased 21 million shares of common stock for an aggregate cost of $823 million. The Company utilizes equity instrument contracts to facilitate its repurchase of common stock. At October 27, 2000, the Company held equity options and forwards that allow for the purchase of 100 million shares of common stock at an average price of $49 per share. At October 27, 2000, the Company also had outstanding put obligations covering 127 million shares with an average exercise price of $44 per share. The equity instruments are exercisable only at the date of expiration and expire at various dates through the first quarter of fiscal 2004. The outstanding put obligations at October 27, 2000 permitted net share settlement at the Company’s option and, therefore, did not result in a put obligation liability on the accompanying condensed consolidated statement of financial position.

The Company utilized $375 million in cash during the first nine months of fiscal 2001 to improve and equip its manufacturing and office facilities as the Company continues to grow. Cash flows for similar capital expenditures for the full fiscal year are expected to total approximately $500 million.

The Company maintains master lease facilities providing the capacity to fund up to $1.2 billion. The combined facilities enable the Company to lease certain real property, buildings and equipment to be constructed or acquired. At October 27, 2000, $480 million of the combined facilities had been utilized.

Management believes that the Company has sufficient resources from cash provided from operations and available borrowings to support its operations and capital requirements for at least the next 12 months. The

Company anticipates that it will continue to utilize its strong liquidity to repurchase its common stock and make strategic minority investments in equity securities.

Factors Affecting the Company’s Business and Prospects

There are numerous factors that affect the Company’s business and the results of its operations. These factors include general economic and business conditions; the level of demand for the Company’s products and services; the level and intensity of competition in the computer industry and the pricing pressures that may result; the ability of the Company to timely and effectively manage periodic product transitions, as well as component availability and cost; the ability of the Company to develop new products based on new or evolving technology and the market’s acceptance of those products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period (including the effect of foreign currency exchange rates); and the Company’s ability to continue to improve its infrastructure (including personnel and systems) to keep pace with the growth in its overall business activities. For a discussion of these and other factors affecting the Company’s business and prospects, see “Item 1 — Business  — Factors Affecting the Company’s Business and Prospects” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2000.

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

ITEM 2.  Changes in Securities and Use of Proceeds

Sales of Unregistered Securities

Reference is made to the information on the Company’s stock repurchase program contained in “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” As a part of this program, during the third quarter of fiscal 2001, the Company sold 36 million put options to third party financial intermediaries. Each put option entitles the holder to sell common stock to the Company at a specified price on a specified date. These put options expire on various dates through June 2002 and have exercise prices ranging from $25 to $40 per share or an average price of $34 per share. All of these transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Each transaction was privately negotiated, and each purchaser of options was an accredited investor and qualified institutional buyer. No public offering or public solicitation was made by the Company in the placement of these securities, and each solicitation was made by the Company.

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

December 8, 2000

/s/ JAMES M. SCHNEIDER
James M. Schneider
Senior Vice President and Chief
Financial Officer
(On behalf of the registrant and as principal financial and accounting officer)

INDEX TO EXHIBIT

Exhibit No.	Description of Exhibit

27	Financial Data Schedule