Form 10-K
period 2001-02-02
DELL COMPUTER CORP
filed 2001-05-02
CIK 826083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 2, 2001

Commission File Number: 0-17017

Dell Computer Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2487834 (I.R.S. Employer Identification No.)

807 Las Cimas Parkway, Building 2, Austin, Texas 78746

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

Aggregate market value of common stock held by non-affiliates of the registrant as of April 24, 2001	$59,238,525,534

Number of shares of common stock outstanding as of April 24, 2001	2,611,286,980

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in July 2001, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART I
ITEM 2 -- PROPERTIES
PART II
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
DELL COMPUTER CORPORATION CONSOLIDATED STATEMENT OF INCOME
DELL COMPUTER CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
DELL COMPUTER CORPORATION VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
EX-10.4 - Deferred Compensation Plan
EX-21 - Subsidiaries of the Registrant
EX-23 - Consent of PricewaterhouseCoopers LLP

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

PART I

ITEM 1 — BUSINESS

General

Dell Computer Corporation (the “Company”) is the world’s largest direct computer systems company and a premier provider of products and services for customers to build their information-technology and Internet infrastructures. The Company’s revenue for fiscal year 2001 was $31.9 billion. In April 2001, the Company took the lead as the world’s number one computer system company, based on global market share estimates. The Company was founded in 1984 by Michael Dell on a simple concept: by selling personal computer systems directly to customers, the Company could best understand their needs, and efficiently provide the most effective computing solutions to meet those needs. With its direct relationships, the Company strives to make it easier for customers to choose, purchase and support their computing environments. Today, the Company is enhancing and broadening the fundamental competitive advantages of its direct model by increasingly applying the efficiencies of the Internet to its entire business. Approximately half of the Company’s sales are Web-enabled, approximately half of the Company’s technical support activities occur online and approximately three-quarters of the Company’s order-status transactions occur online.

The Dell™ line of high-performance computer systems includes PowerEdge™ servers, PowerApp™ server appliances, PowerVault™ storage products, Dell Precision™ workstations, Latitude™ and Inspiron™ notebook computers, and OptiPlex™ and Dimension™ desktop computers. The Company arranges for system installation and management, guides customers through technology transitions and provides an extensive range of other services. The Company designs and customizes products and services to the requirements of its customers, and sells an extensive selection of peripheral hardware, including handheld products, and computing software. The Company sells its products and services to large corporate, government, healthcare and education customers, small-to-medium businesses and individuals.

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

The Company believes that the direct model provides it with several distinct competitive advantages. The direct model eliminates the need to support an extensive network of wholesale and retail dealers, thereby avoiding dealer mark-ups; avoids the higher inventory costs associated with the wholesale/ retail channel and the competition for retail shelf space; and reduces the high risk of obsolescence associated with products in a rapidly changing technological market. In addition, the direct model allows the Company to maintain, monitor and update a customer database that can be used to shape future product offerings and post-sale service and support programs. This direct approach, combined with the Company’s efficient procurement, manufacturing and distribution processes, allows the Company to rapidly deliver relevant technology to its customers.

The Company believes that it has significant opportunities for continued growth. While the Company believes that its business strategy provides it with competitive advantages, there are many factors that may affect the Company’s business and the success of its operations. For a discussion of these factors, see “Item 1 — Business — Factors Affecting the Company’s Business and Prospects.”

The Internet

The Company is committed to refining and extending the advantages of its direct model approach by moving even greater volumes of product sales, service and support to the Internet. The Company receives in excess of 500 million page visits per quarter to www.dell.com, where it maintains approximately 80 country-specific sites. According to Nielsen/ Net Ratings, during the December 2000 holiday season, www.dell.com was the third most visited web site in the United States. The Company also develops custom Internet sites, called Premier Pages™, for various corporate and institutional customers, allowing these customers to simplify and accelerate procurement and support processes. Through these custom sites, the Company offers the customer paperless purchase orders, approved product configurations, global pricing, real-time order tracking, purchasing history and account team information. The Company currently provides more than 60,000 Premier Pages worldwide. The Company also provides an online virtual account executive for its small business customers. And, for all domestic customers, the Company provides a spare-parts ordering system, and a virtual help desk featuring natural-language search capabilities and direct access to technical support data.

Comprehensive Customer Relationships

The Company develops and utilizes direct customer relationships to understand end-users’ needs and to deliver high quality computer products and services tailored to meet those needs. For large corporate and institutional customers, the Company works with the customer prior to the sale to plan a strategy to meet that customer’s current and future technology needs. After the sale, the Company continues the direct relationship by establishing account teams, consisting of sales, customer service and technical personnel, dedicated to the Company’s large corporate and institutional customers. The Company also establishes direct relationships with small-to-medium businesses and individuals through account representatives, telephone sales representatives or Internet contact. These direct customer relationships provide the Company with a constant flow of information about its customers’ plans and requirements and enable the Company to weigh its customers’ needs against emerging technologies.

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

Geographic Areas of Operations

The Company conducts operations worldwide and is managed on a geographic basis, with three geographic segments being the Americas, Europe, and Asia-Pacific and Japan regions. The Americas segment, which is based in Round Rock, Texas, covers the U.S., Canada, South America and Latin America. The European segment, which is based in Bracknell, England, covers the European countries and also some countries in the Middle East and Africa. The Asia-Pacific and Japan segment covers the Pacific Rim, including Japan, Australia and New Zealand, and is based in Singapore. See “Item 1 — Business — Factors Affecting the Company’s Business and Prospects — International Activities” for information about certain risks of international activities.

The Company’s corporate headquarters are located in Austin, Texas. Its manufacturing facilities are located in or around Austin, Texas; Nashville, Tennessee; Eldorado do Sul, Brazil; Limerick, Ireland; Penang, Malaysia; and Xiamen, China. See “Item 2 — Properties.”

For financial information about the results of the Company’s operating segments for each of the last three fiscal years, see Note 10 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

During fiscal year 2001, the Company opened new manufacturing facilities in Nashville, Tennessee and Xiamen, China. The Company also opened a call center in Nashville, Tennessee and additional office and research and development space in Austin, Texas.

Products and Services

The Company’s product offerings include: Dimension and OptiPlex desktop computers, Latitude and Inspiron notebook computers, PowerEdge servers, PowerApp server appliances, PowerVault storage products, and Dell Precision workstations. The Company has also continued to broaden its revenue base beyond the core systems, commonly referred to as “beyond the box” revenues. These offerings include warranty services, product integration and installation services, Internet access, ReadyWare™, DellWare™, peripherals, technology consulting and other offerings.

Enterprise Systems

Servers — The Company offers two lines of server products. The PowerEdge line of servers consists of systems that can operate as file servers, database servers, applications servers and communications/ groupware servers in a networked computing environment. The PowerEdge SC family of servers was announced in the first quarter of fiscal year 2002 and is designed for high growth small business and small corporate local area network and branch office environments. PowerApp appliance servers, introduced in the first quarter of fiscal year 2001, are specialized servers that target Web hosting and network traffic management needs of Internet service providers, dot-coms and other companies that are developing or enhancing their Internet infrastructures. According to International Data Corporation (“IDC”), based on preliminary first quarter calendar year 2001 data, the Company ranked number one in the United States for standard Intel architecture server shipments. The Company ranked number two in the United States and worldwide for server shipments, based on calendar year 2000 data. In fiscal 2001, the Company achieved a 39% unit-shipment growth in servers, the fastest among the industry’s ten largest companies.

Storage — The Company’s PowerVault storage offerings are designed to standardize and simplify storage solutions for customers who need complete, affordable storage systems without sacrificing enterprise capabilities. The Company offers a comprehensive portfolio of hardware, software and services for server-attached storage, Storage Area Networks (SAN), and Network-Attached Storage (NAS), targeted at small businesses, as well as workgroups and data centers within enterprises. The Company’s products include SCSI and Fibre-channel based disk systems, tape backup systems, SAN and NAS appliances, as well as complimentary storage management software to simplify administration and minimize related costs. Based on calendar year 2000 IDC data, the Company ranked number six worldwide in storage revenue.

Workstations — The Dell Precision workstation product line is intended for professional users who demand exceptional performance to run sophisticated applications, such as computer-aided design, digital content creation, geographic information systems, computer animation, software development and financial analysis. According to IDC, the Dell Precision workstation product line held the number one worldwide market share position in calendar year 2000.

Notebook Computers

The Company offers two lines of notebook computer systems. The Latitude line provides large corporate, government and education customers with reliability, stability and superior battery performance for complex networked environments. The Inspiron line is targeted to home and small business users who require the latest technology and high-end multimedia performance. The Company ranked number one in U.S. and number four in worldwide notebook computer shipments in calendar year 2000, according to IDC.

Desktop Computers

The Company offers two lines of desktop computer systems. OptiPlex desktop computers are designed for corporate and institutional customers who require highly reliable systems within networked environments. Dimension desktop computers are designed for small businesses and home users requiring fast technology turns and high-performance computing. According to IDC, the Company ranked number one in U.S. desktop shipments and number two in worldwide desktop shipments in calendar year 2000.

Beyond the Box Products and Services

The Company maintains a variety of software and accessory programs to complement its systems offerings. Through these programs, the Company offers nearly 30,000 competitively priced software and peripheral products from leading manufacturers. The DellWare line of software and peripherals is a single source solution for customers. DellWare offerings include memory upgrades, printers, monitors and software, all of which is available online through www.dell.com. The Company’s custom factory integration program provides installation and configuration of customer hardware and software, asset tagging and labeling. Through the ReadyWare program, the Company offers factory-installed off-the-shelf software applications. Additionally, the Company offers a wide array of handheld products.

The Company enhances its product offerings with a number of specialized services, including custom hardware and software integration, leasing and asset management, server and storage consulting services, network installation and support and onsite service. The Company’s direct relationships with customers and its extensive online capabilities via www.dell.com enhance service delivery. The Company is further developing its service capabilities with Internet-based services designed to enhance the customer experience. For additional discussion of the Company’s service and support programs, see “Item 1 — Business — Service and Support.”

Compared to fiscal year 2000, beyond the box revenues increased 37%, representing 18% of net revenues during fiscal 2001. Beyond the box revenues include $2.5 billion and $1.8 billion of worldwide services revenue in fiscal years 2001 and 2000, respectively.

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

Relationship Customers

The Company has established a broad range of business based on continuing relationships with large corporations, governmental, healthcare and educational institutions and small-to-medium businesses. The Company maintains a field sales force throughout the world to call on business and institutional customers and prospects. The Company develops marketing programs and services specifically geared to these relationship customers. Dedicated account teams, which include field based system engineers and consultants, form long-term customer relationships to provide each customer with a single source of assistance on various issues, including technology needs assessment and technical evaluation of Dell products; system configuration; image development order placement; lifecycle cost management; technology transition planning; installation assistance and project management; and detailed product, service and financial reporting. For customers with in-house maintenance organizations, the Company offers a variety of programs, including specialized computer training programs, a repair parts assistance program and other customized programs to provide access to the Company’s technical support team. The Company also offers customized product delivery and service programs. See “Item 1 — Business — Service and Support.”

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

Transactional Customers

The Company has established a significant base of business among small-to-medium businesses and individual customers. The Company markets its products and services to these customers by advertising on the Internet and television, in trade and general business publications and by mailing a broad range of direct marketing publications, such as promotional pieces, catalogs and customer newsletters. The Company believes these customers value its ability to provide reliable, custom-built computer systems at competitive prices, while offering knowledgeable sales assistance, post-sale support and a variety of service offerings.

Internet Customers

A significant portion of the Company’s business is being conducted via the Internet. Through the Company’s World Wide Web site at www.dell.com, both relationship and transactional customers as well as potential customers can access a wide range of information about the Company’s product and service offerings, configure and purchase systems online and access volumes of support and technical information.

Leasing and Asset Management Services

Dell Financial Services L.P. (“DFS”), a joint venture between the Company and The CIT Group, offers leasing and other financial services to the Company’s customers. For additional information about DFS, see Note 8 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

Service and Support

The Company provides a basic limited warranty and technical support and offers a full line of warranty, service and support options in all of its geographic markets. These options vary in each of the countries in which the Company does business based on local market and customer requirements. The following is a description of the warranties, service and support generally available to the Company’s customers in the United States.

Technical Support and Warranty Programs

The Company provides a basic limited warranty, including parts and labor, for all computer systems for a period ranging from one to three years. The Company offers additional warranties based upon the particular product offered and customer needs.

The Company also provides free, telephone-based 24-hour technical support, as well as online technical support over the Internet. During the second half of fiscal 2001, the Company announced that the Dell Solution Center™, a collection of online technical support and learning services, would become standard on the Company’s consumer and small business line of Inspiron notebooks and Dimension desktop computers. The Dell Solution Center, which appears as an icon on a customer’s computer screen, is a package of Web-based troubleshooting tools and educational offerings designed to make computers easier to use. It includes the Company’s comprehensive e-support software and hardware diagnostic tool, Resolution Assistant™, which connects users directly to the Company’s support technicians through the Internet. Alternatively, customers can access www.support.dell.com, a customized home page for each customer with information specific to their computer. For technical questions about a system, customers can also use the Company’s natural language technical support tool, Ask Dudley™.

Additional Options

The Company offers customers the opportunity to purchase additional customized services and support programs through a wide selection of options. For example, PowerEdge server customers may choose to extend their basic limited warranty contracts to include up to four additional years of next-business-day, onsite service. Additionally, customers may choose same-day or two-, four- or six-hour response service offerings. Notebook computer owners have access to service and support in a multitude of countries in which the Company conducts business, in the event a notebook customer is in need of service or support while traveling outside of that customer’s home country.

The Company recently announced the creation of Premier Enterprise Services™, a comprehensive portfolio of enterprise-level service offerings. Premier Enterprise Services consists of three distinct programs: Premier Enterprise Consulting™, Premier Enterprise Deployment™ and Premier Enter-

prise Support™. Premier Enterprise Consulting allows customers to leverage the Company’s expertise in planning, building and optimizing scalable enterprise infrastructures through services provided by Dell Technology Consulting™. Other service offerings include design and on-site implementation of complex storage systems, enterprise hardware training and tuning and proof-of-concept services in the Company’s Technology Solution Centers™. Premier Enterprise Deployment tailors systems to specific customer requirements by integrating custom-configured hardware and software into the Company’s manufacturing process, coordinating delivery and managing all aspects of an on-site installation. Premier Enterprise Support includes engineer-to-engineer support, technical account management, and seamless single-point-of-accountability support for issue resolution of leading enterprise software applications. These services are currently available in the United States and Canada and the Company plans to expand these services to international customers.

The Company’s Premier Access™ program includes a service and support program specifically designed for information systems professionals who have technical expertise in diagnosing and servicing computer systems. Customers can choose their level of service under the program, including rapid service and parts dispatches, direct access to advanced level technical support, specialized online support, reimbursement for certain labor costs and parts management assistance.

The Company also offers specialized custom factory integration services designed to address specific hardware and software integration requirements of customers. These services allow the Company to satisfy a customer’s particular integration requirements (whether hardware related, such as specialized network cards, video and graphic boards, modems, tape drives or hard drives; or software related, such as customer proprietary software applications or drivers) at the time the customer’s systems are manufactured. This is in addition to the Company’s ReadyWare program, a collection of popular software applications and interface cards that can be factory-installed.

The Company also offers a variety of onsite installation services that can be customized to meet the needs of each specific customer. These services include basic installation and orientation, system connectivity and functional testing, external peripheral installation, internal device installation and file server and advanced system installation.

Consulting Services

Through Dell Technology Consulting, the Company offers professional consulting services to help customers select and implement server and storage solutions. The Company provides consulting services in connection with systems management design and implementation, E-commerce consulting, storage planning, storage consolidation, storage performance and tuning and backup and recovery planning. The Company can also draw upon a network of established relationships with a variety of nationally recognized specialty consulting firms.

Manufacturing

The Company operates manufacturing facilities in and around Austin, Texas; Eldorado do Sul, Brazil; Nashville, Tennessee; Limerick, Ireland; Penang, Malaysia; and Xiamen, China. The Company’s manufacturing process consists of assembly, functional testing and quality control of the Company’s computer systems. Testing and quality control processes are also applied to components, parts and subassemblies obtained from suppliers. The Company’s build-to-order manufacturing process is designed to allow the Company to quickly produce customized computer systems and to achieve rapid inventory turnover and reduced inventory levels, which lessens the Company’s exposure to the risk of declining inventory values. This flexible manufacturing process also allows the Company to incorporate new technologies or components into its product offerings quickly.

Quality control is maintained through the testing of components, parts and subassemblies at various stages in the manufacturing process. Quality control also includes a burn-in period for completed units after assembly, on-going production reliability audits, failure tracking for early identification of production and component problems and information from the Company’s customers obtained through service and support programs. The Company conducts a voluntary vendor certification program, under which qualified vendors commit to meet defined quality specifications. All of the Company’s manufacturing facilities have been certified as meeting ISO 9002 quality standards.

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

During fiscal year 2001, the Company incurred $482 million in research, development and engineering expenses, compared with $374 million (excluding $194 million of acquired in-process research and development) for fiscal year 2000 and $272 million for fiscal year 1999. The amount the Company spends on research, development and engineering activities, which the Company believes to be important to its continued success and growth, is determined as part of the annual budget process and is based on cost-benefit analyses and revenue forecasts. The Company prioritizes activities to focus on projects that it believes will have the greatest market acceptance and achieve the highest return on the Company’s investment.

Dell Ventures

Through Dell Ventures, the Company makes strategic investments in technology companies located in the United States and abroad. These investments are designed to assist the Company in gaining greater access to leading-edge technologies and services, expanded markets for the Company’s products, insight into new markets and financial return. The Company generally invests in privately held emerging technology companies with business objectives built around the Internet, services, server and storage products, and communications. See “Item 1 — Business — Factors Affecting the Company’s Business and Prospects — Equity Investments” for information about certain risks associated with Dell Ventures. For additional information about risk on financial instruments, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

Patents, Trademarks and Licenses

The Company holds a portfolio of 605 U.S. patents and 512 U.S. patent applications pending, and has a number of related foreign patents and patent applications pending. The Company’s U.S. patents expire in years 2005 through 2018. The inventions claimed in those patents and patent applications cover aspects of the Company’s current and possible future computer system products, manufacturing processes and related technologies. The Company is developing a portfolio of patents that it anticipates will be of value in negotiating intellectual property rights with others in the industry.

The Company has obtained U.S. federal trademark registration for its DELL word mark and its Dell logo mark. The Company owns registrations for 34 of its other marks in the U.S. As of March 1, 2001, the Company had pending applications for registration of 48 other trademarks. The DELL word mark, Dell logo and other trademark and service mark registrations in the U.S. may be renewed as long as the mark continues to be used in interstate commerce. The Company believes that establishment of the DELL mark and logo in the U.S. is material to the Company’s operations. The Company has also applied for or obtained registration of the DELL mark and several other marks in approximately 170 other countries or jurisdictions where the Company conducts or anticipates expanding its international business. The Company has also registered approximately 700 global domain names. In addition, the Company has registered in excess of 300 country-specific domain names. The Company has also taken steps to reserve corporate names and to form non-operating subsidiaries in certain foreign countries where the Company anticipates expanding its international business.

The Company has entered into a variety of intellectual property licensing and cross-licensing agreements. In addition, the Company has entered into nonexclusive licensing agreements with Microsoft Corporation for various operating system and application software. The Company has also entered into various software licensing agreements with other companies.

From time to time, other companies and individuals assert exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to the technology industry or the Company’s business. The Company evaluates each claim relating to its products and, if appropriate, seeks a license to use the protected technology. The licensing agreements generally do not require the licensor to assist the Company in duplicating its patented technology nor do these agreements protect the Company from trade secret, copyright or other violations by the Company or its suppliers in developing or selling these products. See “Item 1 — Business — Factors Affecting the Company’s Business and Prospects — Patent Rights” for information about intellectual property risks.

Infrastructure

Management Information Systems

The Company’s management information systems enable the Company to track each unit sold from the initial sales contact, through the manufacturing process to post-sale service and support. The systems assist the Company in tracking key information about customer needs. Using its database to assess customer trends, the Company targets marketing activities specifically to particular types of customers. This database, unique to the Company’s direct model, allows the Company to gauge customer satisfaction issues and also provides the opportunity to test new propositions in the marketplace prior to product or service introductions.

Employees

On February 2, 2001, the Company had approximately 40,000 regular employees. Approximately 27,000 of those employees were located in the U.S., and approximately 13,000 were located in other countries. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

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

Backlog

The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that the backlog at any point in time will translate into sales in any subsequent period. At the end of fiscal year 2001, 2000, and 1999, backlog was not material.

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

General economic and industry conditions

Any general economic, business or industry conditions that cause customers or potential customers to reduce or delay their investments in computer systems could have a material adverse effect on the Company’s business, prospects and financial performance. Worldwide economic conditions could have an effect on the demand for the Company’s products and could result in declining revenue and earnings growth rates for the Company.

Competition

The Company encounters aggressive competition in all aspects of its business. The Company competes on the basis of price, technology availability, performance, quality, reliability, service and support. The Company believes that it can maintain profitability by reducing operating expenses and by continuing to leverage its lean inventory model to rapidly realize the benefit of component price declines. However, there can be no assurance that the Company can successfully continue to manage its operating expenses to mitigate declines in gross margins.

International activities

Sales outside of the United States accounted for approximately 33% of the Company’s revenues in fiscal year 2001. The Company’s future growth rates and success are dependent on continued growth and success in international markets. As is the case with most international operations, the success and profitability of the Company’s international operations are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability, unexpected changes in the regulatory environment, trade protection measures, tax laws (including U.S. taxes on foreign operations) and foreign currency exchange rates.

Product, customer and geographic mix

The profit margins realized by the Company vary somewhat among its products, customers and geographic markets. Consequently, the overall profitability of the Company’s operations in any given period is partially dependent on the product, customer and geographic mix reflected in that period’s revenues.

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

Technological changes and product transitions

The technology industry is characterized by continuing improvements in technology, which results in the frequent introduction of new products, short product life cycles and continual improvement in product price/performance characteristics. While the Company believes that its direct model and asset management practices afford it an inherent competitive advantage over some of its competitors, product transitions present some of the greatest executional challenges and risks for any computer systems company. A failure on the part of the Company to effectively manage a product transition will directly affect the demand for the Company’s products and the profitability of the Company’s operations. In addition, while the Company has meaningful relationships with some of the world’s most advanced technology companies, continuing technological advancement, which is a significant driver of customer demand, is largely beyond the control of the Company.

Inventory management/supplies

The Company’s direct business model gives it the ability to operate with reduced levels of component and finished goods inventories, and the Company’s financial success in recent periods has been due in part to its asset management practices, including its ability to achieve rapid inventory turns. However, temporary disruptions in component availability can unfavorably affect the Company’s short-term performance. Supply conditions have generally been favorable both to the Company and to the industry in recent years. However, less favorable supply conditions, as well as other factors, may require or result in increased inventory levels in the future.

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

Risk on financial instruments

The Company regularly utilizes derivative instruments to hedge its exposure to fluctuations in foreign currency exchange rates and interest rates. In addition, the Company utilizes equity instrument contracts to execute repurchases of its common stock under its Board-authorized stock repurchase program. Some of these instruments and contracts may involve elements of market and credit risk in excess of the amounts recognized in the Consolidated Financial Statements. For additional information about risk on financial instruments, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

Strength of infrastructure

The Company’s continued success and profitability partly depends on its ability to continue to improve its infrastructure (particularly personnel and information systems) in order to increase operational efficiencies.

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

Equity investments

The Company has an active venture capital program, through which the Company makes strategic equity investments primarily in privately held technology companies. See “Item 1 — Business — Dell Ventures.” Because these companies are typically early-stage ventures with either unproven business models, products that are not yet fully developed or products that have not yet achieved market acceptance, these investments are inherently risky. Many factors outside of the Company’s control determine whether or not the Company’s investments will be successful. Such factors include the ability of a company to obtain additional private equity financing, to access the public capital markets, to effect a sale or merger, or to achieve commercial success with its products or services. Accordingly, there can be no assurances that any of the Company’s investments will be successful or that the Company will be able to recover the amount invested.

Trademarks and Service Marks

Unless otherwise noted trademarks appearing in this Report are trademarks of the Company. The Company disclaims proprietary interest in the marks and names of others.

Executive Officers of the Company

The following table sets forth the name, age and position of each of the persons who were serving as executive officers of the Company as of May 1, 2001.

Name	Age	Title

Michael S. Dell	36	Chairman of the Board and Chief Executive Officer

Kevin B. Rollins	48	President and Chief Operating Officer

James T. Vanderslice	60	President and Chief Operating Officer

Paul D. Bell	40	Senior Vice President, Europe, Middle East and Africa and Home and Small Business Group

Thomas B. Green	46	Senior Vice President, Law and Administration and Secretary

Michael D. Lambert	54	Senior Vice President, Enterprise Systems Group

Joseph A. Marengi	47	Senior Vice President, Relationship Group

Rosendo G. Parra	41	Senior Vice President, Home and Small Business Group

James M. Schneider	48	Senior Vice President and Chief Financial Officer

Michael S. Dell — Mr. Dell has been Chairman of the Board, Chief Executive Officer and a director of the Company since May 1984. Mr. Dell shares the Office of the Chief Executive Officer with Mr. Rollins and Dr. Vanderslice. Mr. Dell founded the Company in 1984 while attending the University of Texas at Austin. He is a member of the board of directors of the U.S. Chamber of Commerce, the Computerworld/ Smithsonian Awards and the World Economic Forum Foundation. Mr. Dell is also a member of the Business Council, the World Economic Forum, the Computer Systems Policy Project, an affiliation of CEOs of the top computer companies that advocates public policy positions on trade and technology affecting the computer industry and ultimately the United States, and serves on the nominating committee for the National Technology Medal of Honor.

Kevin B. Rollins — Mr. Rollins currently serves as President and Chief Operating Officer of the Company and shares the Office of the Chief Executive Officer with Mr. Dell and Dr. Vanderslice. Mr. Rollins joined the Company in April 1996 as Senior Vice President, Corporate Strategy, was named Senior Vice President, General Manager — Americas in May 1996 and was named Vice Chairman in December 1997. In March 2001, Mr. Rollins’ title was changed from Vice Chairman to President and Chief Operating Officer. For 12 years prior to joining the Company, Mr. Rollins was employed by Bain & Company, an international strategy consulting firm, most recently serving as a director and partner. Mr. Rollins received a Master of Business Administration degree and a Bachelor of Arts degree from Brigham Young University. Mr. Rollins is also a member of the National Advisory Council of Brigham Young University and a member of the CEO Forum on Education and Technology.

James T. Vanderslice — Dr. Vanderslice currently serves as President and Chief Operating Officer of the Company and shares the Office of the Chief Executive Officer with Mr. Dell and Mr. Rollins. Dr. Vanderslice joined the Company as Vice Chairman in December 1999. In March 2001, Dr Vanderslice’s title was changed from Vice Chairman to President and Chief Operating Officer. Prior to joining the Company, Dr. Vanderslice served as Senior Vice President and Group Executive for IBM’s Technology Group and was a member of IBM’s corporate executive committee. In that role, Dr. Vanderslice was responsible for IBM’s storage systems, microelectronics, networking-hardware and printer-systems division. He also provided functional guidance to the display and technology-market development units, both based in Japan. Dr. Vanderslice holds a Bachelor of Science degree in Physics from Boston College and a PhD in Physics from Catholic University.

Paul D. Bell — Mr. Bell joined the Company in July 1996 and serves as Senior Vice President, Europe, Middle East and Africa and Home and Small Business Group. In his EMEA role, he is responsible for business operations in the Company’s European region, including the Company’s manufacturing facilities in Limerick, Ireland. In the HSB role, he shares responsibility with Mr. Parra for all related product development, manufacturing, sales, marketing and customer-service activities for the Company’s Home and Small Business Group. Prior to joining the Company, Mr. Bell was with Bain & Company, where he was a management consultant for six years, including two years as a consultant for the Company. Mr. Bell received a bachelor’s degree in Fine Arts and Business Administration from Pennsylvania State University and a Master of Business Administration degree from the Yale School of Organization and Management.

Thomas B. Green — Mr. Green has served as Senior Vice President, Law and Administration since December 1997, and is responsible for overseeing the Company’s legal and governmental affairs, human resources function and other administrative departments. Mr. Green joined the Company in August 1994 as General Counsel and Secretary. Before joining the Company, Mr. Green served as Executive Vice President and General Counsel of Chicago Title & Trust Company from October 1992 to July 1994, and as Executive Vice President and General Counsel of Trammell Crow Company from October 1990 to October 1992. From February 1989 to October 1990, Mr. Green was employed by the law firm of Jones, Day, Reavis & Pogue, Dallas, Texas, last serving as a partner in that firm. His background also includes a term as law clerk to former United States Supreme Court Chief Justice Warren Burger. Mr. Green received a Bachelor of Arts degree in English and a Juris Doctor degree from the University of Utah.

Michael D. Lambert — Mr. Lambert joined the Company in October 1996 as Senior Vice President, Server Group, and currently serves as Senior Vice President, Enterprise Systems Group. Mr. Lambert is responsible for worldwide development and marketing of the Company’s server product lines. Prior to joining the Company, Mr. Lambert held various officer positions with Compaq Computer Corporation, last serving as Vice President of North American Marketing. Prior to joining Compaq in 1994, Mr. Lambert served four years as general manager of the large computer products division for NCR Corporation. Mr. Lambert received a bachelor’s degree in Business Administration from the University of Kentucky in Lexington. Mr. Lambert serves on the board of directors of StorageNetworks, Inc.

Joseph A. Marengi — Mr. Marengi joined the Company in July 1997 and serves as Senior Vice President, Relationship Group. In this position, Mr. Marengi is responsible for the customer groups serving global, enterprise and large corporate customers. Prior to joining the Company, Mr. Marengi worked at Novell, Inc., most recently serving as President and Chief Operating Officer. He joined Novell in 1989, where he first served as Vice President of the Eastern region and ultimately became Executive Vice President of Worldwide Sales and Field Operations. For ten years prior to joining Novell, Mr. Marengi served as Vice President of Channel Sales for Excelan, Inc. and in various other executive, sales, information management positions. From 1978 through 1981, Mr. Marengi served in the United States Coast Guard and Coast Guard Reserve, reaching the rank of Lieutenant Commander. Mr. Marengi earned a bachelor’s degree in Public Administration from the University of Massachusetts and a master’s degree in Management from the University of Southern California.

Rosendo G. Parra — Mr. Parra joined the Company in August 1993 and serves as Senior Vice President, Home and Small Business Group. In that position, he shares responsibility with Mr. Bell for all related product development, manufacturing, sales, marketing and customer-service activities for the Company’s Home and Small Business Group. Prior to joining the Company, Mr. Parra held various sales and general management positions with GRiD Systems Corporation, including Regional Sales Director and Vice President and General Manager of the PC Strategic Business Unit. Before his association with GRiD, Mr. Parra spent nine years in various sales and management positions for the business products division of Tandy Corporation. Mr. Parra earned a bachelor’s degree in Marketing from the University of Maryland.

James M. Schneider — Mr. Schneider is the Company’s Chief Financial Officer and also serves as the Company’s Chief Accounting Officer. Mr. Schneider joined the Company in September 1996 as Vice President and Chief Accounting Officer, was named Senior Vice President in September 1998 and Chief Financial Officer in March 2000. For three years prior to joining the Company, Mr. Schneider was with MCI Communications Corporation, last serving as Senior Vice President of Corporate Finance. For 19 years prior to joining MCI, Mr. Schneider was associated with Price Waterhouse LLP, serving as a partner for 10 years. Mr. Schneider holds a bachelor’s degree in Accounting from Carroll College in Waukesha, Wisconsin, and is a Certified Public Accountant. He is a member of the board of directors of General Communications, Inc.

ITEM 2 — PROPERTIES

At February 2, 2001, the Company owned or leased a total of approximately ten million square feet of office, manufacturing and warehouse space worldwide, approximately seven million square feet of which is located in the U.S. and the remainder located in various international areas.

The Company believes that it can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

Domestic Properties

The Company’s principal executive offices are located in Austin, Texas and U.S. manufacturing facilities are located in Central Texas and Middle Tennessee.

The Company owns 360 acres of land in Round Rock, Texas (north of Austin), on which are located several office buildings completed since August 1994 that contain an aggregate of approximately 2.2 million square feet of office space. This includes approximately 900,000 square feet of owned office buildings and 1.3 million square feet of leased office space. These buildings, comprising the Company’s Round Rock Campus, house the Company’s sales, marketing and support staff for the Americas region.

The Company leases 570 acres of land in Austin, Texas referred to as the Parmer Campus. Approximately 1.3 million square feet of office and manufacturing space are located on the campus, including two leased office buildings totaling 700,000 square feet and two 300,000-square-foot manufacturing facilities. Additional office space totaling 420,000 square feet and a 300,000 square foot manufacturing plant are currently under construction on the campus.

The Company leases approximately 2.0 million square feet of office and manufacturing space at various locations throughout Austin, Texas. These buildings house manufacturing, research and development and support staff and the Company’s executive headquarters and administrative support functions.

The Company also leases approximately 1.3 million square feet of space in Middle Tennessee. This includes a 300,000 square foot manufacturing facility in Lebanon, Tennessee and 520,000 square feet of manufacturing and warehouse space in Nashville, Tennessee. A 360,000 square foot office building is leased in Nashville, Tennessee and additional office space totaling approximately 70,000 square feet is leased in various locations throughout Nashville. The office space houses the sales and manufacturing support staff.

International Properties

At February 2, 2001, the Company’s international facilities consisted of approximately three million square feet of office and manufacturing space in 33 countries. Approximately one million square feet of this space is leased property, with lease expiration dates ranging from March 2001 to December 2013.

The Company owns approximately two million square feet of space. The owned space includes two facilities in Penang, Malaysia totaling 460,000 square feet that combine both office and manufacturing space. Both facilities are located on land leased from the State Authority of Penang. Also included are approximately one million square feet of manufacturing and office space in Ireland, a 70,000 square foot office building in Montpellier, France, and over 380,000 square feet of office and manufacturing space in Xiamen, China. A combined office and manufacturing facility is currently under construction in Alvorada, Brazil.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2001.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is traded on The Nasdaq National Market under the symbol DELL. Information regarding the market prices of the Company’s common stock may be found in Note 11 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

Holders

As of April 24, 2001, there were 34,830 holders of record of the Company’s common stock.

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

	Fiscal Year Ended

	February 2,	January 28,	January 29,	February 1,	February 2,
	2001(a)	2000(b)	1999	1998	1997

	(in millions, except per share data)

Results of Operations Data:

Net revenue	$31,888	$25,265	$18,243	$12,327	$7,759

Gross margin	6,443	5,218	4,106	2,722	1,666

Operating income	2,663	2,263	2,046	1,316	714

Income before extraordinary loss	2,236	1,666	1,460	944	531

Income before cumulative effect of change in accounting principle(c)	2,236	1,666	1,460	944	518

Net income	$2,177	$1,666	$1,460	$944	$518

Earnings per common share(d):
Before cumulative effect of change in accounting principle

Basic	$0.87	$0.66	$0.58	$0.36	$0.19

Diluted	$0.81	$0.61	$0.53	$0.32	$0.17
After cumulative effect of change in accounting principle

Basic	$0.84	$0.66	$0.58	$0.36	$0.19

Diluted	$0.79	$0.61	$0.53	$0.32	$0.17

Number of weighted average shares outstanding:

Basic	2,582	2,536	2,531	2,631	2,838

Diluted	2,746	2,728	2,772	2,952	3,126

Balance Sheet Data:

Working capital	$2,948	$2,489	$2,112	$758	$891

Total assets	13,435	11,471	6,877	4,268	2,993

Long-term debt	509	508	512	17	18

Total stockholders’ equity	$5,622	$5,308	$2,321	$1,293	$806

(a)	Includes a special charge of $105 million related to employee termination benefits and facilities closure costs.

(b)	Includes a special charge of $194 million related to a purchase of in-process research and development.

(c)	Effective January 29, 2000, the Company changed its accounting for revenue recognition in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). The cumulative effect of the change on retained earnings as of the beginning of fiscal year 2001 resulted in a charge to fiscal year 2001 income of $59 million (net of income taxes of $25 million). With the exception of the cumulative effect adjustment, the effect of the change on the net income for fiscal year ended February 2, 2001 and all prior years presented was not material. See Note 1 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

(d)	Excludes extraordinary loss of $0.01 basic per common share for fiscal year 1997 related to repurchase of debt instruments.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Business

The Company designs, develops, manufactures, markets, services and supports a wide range of computer systems, including enterprise systems (servers, storage products and workstations), notebook computers and desktop computer systems, and also offers software, peripherals and service and support programs. The Company is managed on a geographic basis. The three geographic segments are the Americas, Europe, and Asia-Pacific and Japan. The Company markets and sells its computer products and services under the Dell brand name directly to its various customer groups. These customer groups include large corporate, government, healthcare and education accounts, as well as small-to-medium businesses and individuals.

The Company’s objective is to maximize stockholder value by executing a strategy that focuses on a balance of three priorities: liquidity, profitability and growth. Management believes that opportunity exists for continued worldwide growth by increasing the Company’s market presence in its existing markets, entering new markets and pursuing additional product and service opportunities. The Company continues to expand its product and services offerings to meet a variety of customer needs. Also, the Company continues to enhance and improve the reputation, quality and breadth of all of its product lines and services. The Company is continuing its efforts to strengthen its position in enterprise systems by introducing advanced technologies to serve the growing needs for these products.

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

	Fiscal Year Ended

	February 2,	Percentage	January 28,	Percentage	January 29,
	2001	Increase	2000	Increase	1999

	(dollars in millions)

Net revenue	$31,888	26%	$25,265	38%	$18,243

Gross margin	$6,443	24%	$5,218	27%	$4,106

Percentage of net revenue	20.2%		20.7%		22.5%

Operating expenses	$3,675	33%	$2,761	34%	$2,060

Percentage of net revenue	11.5%		10.9%		11.3%

Special charges	$105	(45)%	$194	100%	—

Percentage of net revenue	0.3%		0.8%		—

Total operating expenses	$3,780	28%	$2,955	43%	$2,060

Percentage of net revenue	11.8%		11.7%		11.3%

Operating income	$2,663	18%	$2,263	11%	$2,046

Percentage of net revenue	8.4%		9.0%		11.2%

Net income	$2,177	31%	$1,666	14%	$1,460

Percentage of net revenue	6.8%		6.6%		8.0%

Net Revenue

The Company experienced growth in net revenue for all geographic regions during both fiscal years 2001 and 2000. The following table summarizes the Company’s net revenue by geographic region for each of the past three fiscal years:

	Fiscal Year Ended

	February 2,	Percentage	January 28,	Percentage	January 29,
	2001	Increase	2000	Increase	1999

	(in millions)

Net Revenue:

Americas	$22,871	28%	$17,879	44%	$12,420

Europe	6,399	14%	5,590	20%	4,674

Asia Pacific and Japan	2,618	46%	1,796	56%	1,149

Consolidated Net Revenue	$31,888		$25,265		$18,243

The Company reported an increase in net revenue of 26% in fiscal 2001 as compared to fiscal 2000. Fiscal 2000 net revenue was 38% higher than fiscal 1999. Strong growth in net unit shipments across all regions and products drove the revenue increase, which was somewhat offset by lower average selling prices.

Net unit shipments grew 29% for fiscal 2001 and 50% in fiscal 2000, each of which was approximately two times the comparable calendar year industry growth rates. The Company continues to profitably grow market share while simultaneously growing net unit shipments at a multiple of the overall industry. The Company’s enterprise systems, which include servers, storage products and workstations, continued to build a substantial presence in the marketplace, with unit shipments growing 47% during fiscal 2001. Additionally, notebook computer unit shipments increased 52%, and desktop computer systems unit shipments increased 22%. Unit shipments grew during fiscal year 2000 across all product lines as well: unit shipments of enterprise systems grew 81%, notebooks grew 61% and desktops grew 46%.

The Americas represented the majority of the Company’s absolute dollar revenue growth in both fiscal 2001 and 2000. Net revenue growth in Europe slowed in fiscal 2001 as compared to fiscal 2000. In Asia-Pacific and Japan the Company’s net revenues continue to grow at a faster rate than the Company as a whole. As fiscal 2001 progressed, the Company experienced a significant shift in growth among the geographic regions. At the beginning of the year, revenue in the Americas continued at the strong pace of the prior year while Europe picked up slightly from weakness experienced the prior year. During the middle of the year, however, revenues in Europe weakened as overall demand softened and the region continued to transition to a new management team. Revenues in the Americas remained relatively strong during this period. As the Company exited the year, Europe experienced a significant pickup in demand as the management team was able to fully execute its business plan. Consequently, substantially all of Europe’s fiscal 2001 year-over-year growth occurred in the fourth quarter; whereas revenue growth in the Americas slowed significantly as the overall United States economy and financial markets cooled. Revenues in Asia-Pacific and Japan continue to grow as the Company entered additional country markets and expanded production capabilities to meet these growth opportunities. For additional information regarding the Company’s segments, see Note 10 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

Average revenue per unit sold in fiscal year 2001 decreased 2% compared to fiscal year 2000, which was primarily due to price reductions resulting from component cost declines. Average revenue per unit for the fourth quarter of fiscal 2001 was approximately 6% lower than the full year average as the Company leveraged its direct-to-customer model to drive profitable market share growth. Management currently expects that this pricing environment will likely continue for the foreseeable future as the Company and its competitors adapt to slowing demand and general softness in the overall economy. Average revenue per unit sold in fiscal year 2000 decreased 8% compared to fiscal year 1999, which mostly resulted from the Company’s pricing strategy.

Gross Margin

As a percentage of consolidated net revenue, gross margin decreased slightly from 20.7% in fiscal year 2000 to 20.2% in fiscal year 2001. Most of the decrease occurred in the fourth quarter of the year as the Company quickly passed component cost savings to its customers and also leveraged the strength of its model to drive profitable market share growth. Earlier in the year the Company experienced overall gross margins of approximately 21%, whereas overall they had declined to approximately 18% by the end of the fiscal year. Based on the industry, economic and other factors discussed above, the Company currently expects that this gross margin environment will likely continue for the foreseeable future. Management believes that the strength of the Company’s direct-to-customer business model, as well as its strong liquidity position, result in the Company being better suited than its competitors to profitably grow market share in the current business climate.

The decrease in gross margin as a percentage of consolidated net revenue in fiscal year 2000 over fiscal year 1999 was primarily attributable to increased component costs, in part due to a higher than expected cost increase for memory components during the last half of the year.

Operating Expenses

The following table presents certain information regarding the Company’s operating expenses during each of the past three fiscal years:

	Fiscal Year Ended

	February 2,	January 28,	January 29,
	2001(a)	2000(b)	1999

	(dollars in millions)

Operating Expenses:

Selling, general and administrative	$3,193	$2,387	$1,788

Percentage of net revenue	10.0%	9.4%	9.8%

Research, development and engineering	$482	$374	$272

Percentage of net revenue	1.5%	1.5%	1.5%

Special charges	$105	$194	—

Percentage of net revenue	0.3%	0.8%	0.0%

Total operating expenses	$3,780	$2,955	$2,060

Percentage of net revenue	11.8%	11.7%	11.3%

(a)	The $105 million special charge relates to employee termination benefits and facilities closure costs.

(b)	The $194 million special charge represents purchased in-process research and development.

Selling, general and administrative expenses increased in absolute dollar amounts and as a percentage of revenue in fiscal year 2001 versus fiscal year 2000, due primarily to the Company’s original expectations for higher net unit shipment and revenue growth. The Company heavily invested in personnel and other support costs in anticipation of that growth. As growth expectations were reduced during the year, management took steps to manage expenses relative to actual growth rates, and as a result selling, general and administrative expenses as a percentage of net revenues declined on a quarter-to-quarter basis throughout fiscal 2001. In fiscal year 2000, selling, general and administrative expense increased in absolute dollar amounts, but decreased as a percentage of consolidated net revenue as compared to fiscal year 1999.

Management believes that the Company will have to continue to improve efficiencies and control selling, general and administrative expenses relative to revenue growth to continue to profitably grow market share. Consequently, during the fourth quarter of fiscal 2001, the Company undertook a program to reduce its workforce and to exit certain facilities during fiscal year 2002. Total charges recorded were $105 million. The charges consisted of approximately $50 million in employee termination benefits with the remainder relating to facilities closure costs. The employee separations, which occurred primarily in the United States, affected 1,700 employees across a majority of the Company’s business functions and job classes. As of April 15, 2001, substantially all of the employees had been separated from the Company and the liability related to termination benefits had been liquidated. These actions are expected to result in annual savings of approximately $100 million. These savings, however, are expected to be reinvested via pricing, selling incentives, and research and development activities to support continued unit and revenue growth in the Company’s enterprise products. The Company will continue to manage its operating expenses relative to expected revenue growth, and will undertake additional cost-cutting actions if necessary to enable it to continue to profitably grow market share.

The Company continues to invest in research, development and engineering activities to develop and introduce new products and to support its continued goal of improving and developing efficient procurement, manufacturing and distribution processes. As a result, research, development and engineering expenses have increased each year in absolute dollars due to increased staffing levels and product development costs, although, as a percent of revenue, these costs have remained level. The Company expects to continue to increase its absolute dollar amount of research, development and engineering spending with an increasing emphasis on enterprise products, including servers and storage. During fiscal 2000, as a result of the acquisition of ConvergeNet Technologies, Inc., purchased in-process research and development in the amount of $194 million was expensed.

Income Taxes

The Company’s effective tax rate was 30% for fiscal year 2001 compared to 32% for fiscal year 2000 and 30% for fiscal year 1999. The differences in the effective tax rates among fiscal years result from changes in the geographical distribution of taxable income and losses and certain non tax-deductible charges. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35%, principally because of the Company’s geographical distribution of taxable income.

Investment and Other Income, Net

Investment and other income, net increased in absolute dollar amounts during fiscal 2001 as compared to the fiscal 2000. The increase is due primarily to gains on the sale of investments and higher interest income. See below for further discussion.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for each of the past three fiscal years:

	Fiscal Year Ended

	February 2,	January 28,	January 29,
	2001	2000	1999

	(dollars in millions)

Cash and investments	$7,856	$6,853	$3,181

Working capital	2,948	2,489	2,112

Days of sales in accounts receivable	32	34	36

Days of supply in inventory	5	6	6

Days in accounts payable	58	58	54

Cash conversion cycle	(21)	(18)	(12)

During fiscal year 2001, 2000, and 1999, the Company generated $4.2 billion, $3.9 billion, and $2.4 billion, respectively, in cash flows from operating activities, which represents the Company’s principal source of cash. Cash flows from operating activities resulted primarily from the Company’s net income, changes in operating working capital, and income tax benefits that resulted from the exercise of employee stock options.

The Company ended fiscal year 2001 with $7.9 billion in cash and investments, $1 billion greater than the prior year level. The Company invests a portion of its available cash in highly liquid investments of varying maturities at date of acquisition, the inherent objective of which is primarily to minimize principal risk and maintain liquidity. As of February 2, 2001, and January 28, 2000, the Company had $6.3 billion and $4.7 billion, respectively, invested in these investments. Additionally, the Company invests in equity securities of various private and public entities in order to enhance and extend the Company’s strategic initiatives. At February 2, 2001 and January 28, 2000, these equity investments totaled $938 million and $1.5 billion, respectively, and of those amounts approximately $112 million and $856 million, respectively, represented unrealized net appreciation. See “Item 1 — Business — Factors Affecting the Company’s Business and Prospects — Equity Investments.”

During fiscal year 2001, the Company continued to improve upon its efficient asset management. As compared to fiscal year 2000, days of supply in inventory and days of sales in accounts receivable decreased in fiscal year 2001 by one and two days, respectively. This resulted in an improvement in the Company’s cash conversion cycle to a negative 21 days in fiscal year 2001 from a negative 18 days in fiscal year 2000. As a result, the Company’s return on invested capital, a key indicator of efficient asset management, increased to 355% (excluding the cumulative effect of SAB 101 and the special charge related to termination benefits and facilities closure costs) in fiscal year 2001 from 243% (excluding a special charge for purchased in-process research and development) in fiscal year 2000.

The Company has a share repurchase program that it uses primarily to manage the dilution resulting from shares issued under the Company’s employee stock plans. As of the end of the fiscal year 2001, the Company had cumulatively repurchased 871 million shares over a four year period out of its authorized 1 billion share repurchase program, for an aggregate cost of $6.8 billion. During fiscal year 2001, the Company repurchased 65 million shares of common stock for an aggregate cost of $2.7 billion. The Company utilizes equity instrument contracts to facilitate its repurchase of common stock. At February 2, 2001 and January 28, 2000, the Company held equity options and forwards that allow for the purchase of 88 million and 50 million shares of common stock, respectively, at an average price of $50 and $45 per share, respectively. At February 2, 2001 and January 28, 2000, the Company also had outstanding put obligations covering 111 million and 69 million shares, respectively, with an average exercise price of $44 and $39 per share, respectively. The equity instruments are exercisable only at the date of expiration and expire at various dates through the first quarter of fiscal 2004. The outstanding put obligations at February 2, 2001 permitted net share settlement at the Company’s option and, therefore, did not result in a put obligation liability on the accompanying Consolidated Statement of Financial Position. For additional information regarding the Company’s stock repurchase program, see Note 5 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data” below.

The Company utilized $482 million in cash during fiscal year 2001 to improve and equip its manufacturing and office facilities as the Company continues to grow. Cash flows for similar capital expenditures for fiscal year 2002 are currently expected to be in the range of $300 to $350 million.

The Company maintains master lease facilities providing the capacity to fund up to $1.2 billion. The combined facilities provide for the ability of the Company to lease certain real property, buildings and equipment to be constructed or acquired. At February 2, 2001, $506 million of the combined facilities had been utilized.

In April 1998, the Company issued $200 million in Senior Notes due April 15, 2008 and $300 million in Senior Debentures due April 15, 2020. For additional information regarding these issuances, see Note 3 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

The Company maintains a $250 million revolving credit facility, which expires in June 2002. At February 2, 2001 this facility was unused.

Management believes that the Company’s cash provided from operations will continue to be sufficient to support its operations and capital requirements. The Company anticipates that it will continue to utilize its strong liquidity and cash flows to repurchase its common stock, make strategic equity investments and invest in systems and processes, as well as invest in the development and growth of its enterprise products.

Market Risk

The Company is exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage these risks.

Foreign Currency Hedging Activities

The Company’s objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations on earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, the Company utilizes foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments in most of the foreign countries in which the Company operates. The principal currencies hedged during fiscal year 2001 were the British pound, Japanese yen, Euro and Canadian dollar. The Company monitors its foreign currency exchange exposures daily to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company’s foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position.

Based on the Company’s foreign currency exchange instruments outstanding at February 2, 2001, the Company estimates a maximum potential one-day loss in fair value of approximately $21.4 million, using a Value-at-Risk (“VAR”) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The Company used a Monte Carlo simulation type model that valued its foreign currency instruments against a thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that will be incurred by the Company. Additionally, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on the Company’s results of operations and financial position during fiscal years 2001, 2000 and 1999.

Investments

The fair value of the Company’s cash equivalents and short- and long-term investments at February 2, 2001, was approximately $6 billion (excluding equity securities). The Company’s investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the investment portfolio by investing in multiple types of investment-grade securities and through the use of different investment brokers. The Company’s investment portfolio is partially invested in short-term securities with at least an investment-grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company’s investment portfolio and interest rates at February 2, 2001, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of $56 million, respectively, in the fair value of the investment portfolio. Changes in interest rates may affect the fair value of the investment portfolio; however, the Company will not recognize such gains or losses unless the investments are sold.

The Company also invests in equity securities of companies in order to enhance and extend the Company’s direct business model and core business initiatives. The Company has an active venture capital program, through which the Company makes strategic equity investments in privately and publicly held technology companies. Because these companies are typically early-stage companies with products or services that are not yet fully developed or that have not yet achieved market acceptance, these investments are inherently risky. See “Item 1 — Business — Factors Affecting the Company’s Business and Prospects — Equity Investments.”

Factors Affecting the Company’s Business and Prospects

There are numerous factors that affect the Company’s business and the results of its operations. These factors include general economic and business conditions; the level of demand for the Company’s products and services; the level and intensity of competition in the technology industry and the pricing pressures that have resulted; the ability of the Company to timely and effectively manage periodic product transitions, as well as component availability and cost; the ability of the Company to develop new products based on new or evolving technology and the market’s acceptance of those products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period; the Company’s ability to recover its investments in venture capital activities; and the Company’s ability to effectively manage its operating costs. For a discussion of these and other factors affecting the Company’s business and prospects, see “Item 1 — Business — Factors Affecting the Company’s Business and Prospects.”

Recently Issued Accounting Pronouncements

Effective February 3, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the Consolidated Statement of Financial Position and measure those instruments at fair value. The adoption of this statement will not have a material effect on the Company’s financial condition or results of operations. However, its application may increase the volatility of investment and other income, net in the Consolidated Statement of Income and other comprehensive income in the Consolidated Statement of Stockholders’ Equity.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Response to this item is included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements:

Report of Independent Accountants	26

Consolidated Statement of Financial Position at February 2, 2001 and January 28, 2000	27

Consolidated Statement of Income for each of the three fiscal years ended February 2, 2001	28

Consolidated Statement of Cash Flows for each of the three fiscal years ended February 2, 2001	29

Consolidated Statement of Stockholders’ Equity for each of the three fiscal years ended February 2, 2001	30

Notes to Consolidated Financial Statements	31

Financial Statement Schedule:
For each of the three fiscal years ended February 2, 2001

Schedule II — Valuation and Qualifying Accounts	51

All other schedules are omitted because they are not applicable.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Dell Computer Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dell Computer Corporation and its subsidiaries at February 2, 2001 and January 28, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2001 the Company changed its revenue recognition for certain product shipments.

PRICEWATERHOUSECOOPERS LLP

Austin, Texas

February 15, 2001

DELL COMPUTER CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions, except per share amounts)

	February 2,	January 28,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$4,910	$3,809

Short-term investments	528	323

Accounts receivable, net	2,895	2,608

Inventories	400	391

Other	758	550

Total current assets	9,491	7,681

Property, plant and equipment, net	996	765

Investments	2,418	2,721

Other non-current assets	530	304

Total assets	$13,435	$11,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$4,286	$3,538

Accrued and other	2,257	1,654

Total current liabilities	6,543	5,192

Long-term debt	509	508

Other	761	463

Commitments and contingent liabilities (Note 7)	—	—

Total liabilities	7,813	6,163

Stockholders’ equity:

Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—

Common stock and capital in excess of $.01 par value; shares issued and outstanding: 2,601 and 2,575, respectively	4,795	3,583

Retained earnings	839	1,260

Other comprehensive income	62	533

Other	(74)	(68)

Total stockholders’ equity	5,622	5,308

Total liabilities and stockholders’ equity	$13,435	$11,471

The accompanying notes are an integral part of these consolidated financial statements.

DELL COMPUTER CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

	Fiscal Year Ended

	February 2,	January 28,	January 29,
	2001	2000	1999

Net revenue	$31,888	$25,265	$18,243

Cost of revenue	25,445	20,047	14,137

Gross margin	6,443	5,218	4,106

Operating expenses:

Selling, general and administrative	3,193	2,387	1,788

Research, development and engineering	482	374	272

Special charges	105	194	—

Total operating expenses	3,780	2,955	2,060

Operating income	2,663	2,263	2,046

Investment and other income, net	531	188	38

Income before income taxes and cumulative effect of change in accounting principle	3,194	2,451	2,084

Provision for income taxes	958	785	624

Income before cumulative effect of change in accounting principle	2,236	1,666	1,460

Cumulative effect of change in accounting principle, net	59	—	—

Net Income	$2,177	$1,666	$1,460

Earnings per common share:

Before cumulative of effect change in accounting principle:

Basic	$0.87	$0.66	$0.58

Diluted	$0.81	$0.61	$0.53

After cumulative effect of change in accounting principle:

Basic	$0.84	$0.66	$0.58

Diluted	$0.79	$0.61	$0.53

Weighted average shares outstanding:

Basic	2,582	2,536	2,531

Diluted	2,746	2,728	2,772

The accompanying notes are an integral part of these consolidated financial statements.

DELL COMPUTER CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Fiscal Year Ended

	February 2,	January 28,	January 29,
	2001	2000	1999

Cash flows from operating activities:

Net income	$2,177	$1,666	$1,460

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	240	156	103

Tax benefits of employee stock plans	929	1,040	444

Special charges	105	194	—

Gain on sale of investments	(307)	(80)	(9)

Other	109	56	20

Changes in:

Operating working capital	671	812	367

Non-current assets and liabilities	271	82	51

Net cash provided by operating activities	4,195	3,926	2,436

Cash flows from investing activities:

Investments:

Purchases	(2,606)	(3,101)	(1,938)

Maturities and sales	2,331	2,319	1,304

Capital expenditures	(482)	(401)	(296)

Net cash used in investing activities	(757)	(1,183)	(930)

Cash flows from financing activities:

Purchase of common stock	(2,700)	(1,061)	(1,518)

Issuance of common stock under employee plans	404	289	212

Proceeds from issuance of long-term debt, net of issuance costs	—	20	494

Other	(9)	57	—

Net cash used in financing activities	(2,305)	(695)	(812)

Effect of exchange rate changes on cash	(32)	35	(10)

Net increase in cash	1,101	2,083	684

Cash and cash equivalents at beginning of period	3,809	1,726	1,042

Cash and cash equivalents at end of period	$4,910	$3,809	$1,726

The accompanying notes are an integral part of these consolidated financial statements.

DELL COMPUTER CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock and
	Capital in Excess
	of Par Value			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Income	Other	Total

Balances at February 1, 1998	2,575	$747	$607	$(35)	$(26)	$1,293

Net income	—	—	1,460	—	—	1,460

Change in unrealized gain on investments, net of taxes	—	—	—	3	—	3

Foreign currency translation adjustments	—	—	—	(4)	—	(4)

Total comprehensive income						1,459

Stock issuances under employee plans, including tax benefits	117	1,092	—	—	(7)	1,085

Purchases and retirements	(149)	(60)	(1,458)	—	—	(1,518)

Other	—	2	(3)	—	3	2

Balances at January 29, 1999	2,543	1,781	606	(36)	(30)	2,321

Net income	—	—	1,666	—	—	1,666

Change in unrealized gain on investments, net of taxes	—	—	—	559	—	559

Foreign currency translation adjustments	—	—	—	10	—	10

Total comprehensive income						2,235

Stock issuances under employee plans, including tax benefits	82	1,406	—	—	(46)	1,360

Purchases and retirements	(56)	(48)	(1,013)	—	—	(1,061)

Stock issued pursuant to acquisition	6	334	—	—	—	334

Other	—	110	1	—	8	119

Balances at January 28, 2000	2,575	3,583	1,260	533	(68)	5,308

Net income	—	—	2,177	—	—	2,177

Change in unrealized gain on investments, net of taxes	—	—	—	(475)	—	(475)

Foreign currency translation adjustments	—	—	—	4	—	4

Total comprehensive income						1,706

Stock issuances under employee plans, including tax benefits	91	1,347	—	—	(6)	1,341

Purchases and retirements	(65)	(102)	(2,598)	—	—	(2,700)

Other	—	(33)	—	—	—	(33)

Balances at February 2, 2001	2,601	$4,795	$839	$62	$(74)	$5,622

The accompanying notes are an integral part of these consolidated financial statements.

DELL COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Description of Business and Summary of Significant Accounting Policies

Description of Business — Dell Computer Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively referred to as the “Company”) designs, develops, manufactures, markets, services and supports a wide range of computer systems, including desktop computer systems, notebook computers and enterprise systems (includes servers, workstations and storage products), and also markets software, peripherals and service and support programs. The Company is managed on a geographic basis. The three geographic segments are the Americas, Europe, and Asia-Pacific and Japan. The Company markets and sells its computer products and services under the Dell™ brand name directly to its various customer groups. These customer groups include large corporate, government, healthcare and education accounts, as well as small-to-medium businesses and individuals.

Fiscal Year — The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31.

Principles of Consolidation — The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates — The preparation of financial statements in accordance with generally accepted accounting principles requires the use of management’s estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenues and expenses during the fiscal year. Actual results could differ from those estimates.

Cash and Cash Equivalents — All highly liquid investments with original maturities of three months or less at date of purchase are carried at cost plus accrued interest, which approximates fair value, and are considered to be cash equivalents. All other investments not considered to be a cash equivalent are separately categorized as investments.

Investments — The Company’s debt securities and publicly traded equity securities are classified as available-for-sale and are reported at fair market value using the specific identification method. All other investments are recorded at cost. Unrealized gains and losses are reported, net of taxes, as a component of stockholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other-than-temporary. Realized gains and losses on investments are included in investment and other income, net when realized.

Inventories — Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis.

Property, Plant and Equipment — Property, plant and equipment are carried at depreciated cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which range from 10 to 30 years for buildings and two to five years for all other assets. Leasehold improvements are amortized over the shorter of five years or the lease term. Gains or losses related to retirements or disposition of fixed assets are recognized in the period incurred. The Company performs reviews for the impairment of fixed assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company capitalizes eligible internal-use software development costs incurred subsequent to the completion of the preliminary project stage. Development costs are amortized over the shorter of the expected useful life of the software or five years.

Goodwill and Other Intangibles — Amortization of goodwill and other intangibles is charged to income on a straight-line basis over the periods estimated to benefit, ranging from three to eight years. Goodwill and other intangibles are reviewed for impairment on an undiscounted basis whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.

Foreign Currency Translation — The majority of the Company’s international sales are made by international subsidiaries, which have the U.S. dollar as their functional currency. Local currency transactions of international subsidiaries, which have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement are included in investment and other income, net. The Company’s subsidiaries that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of stockholders’ equity. Revenue and expenses from the Company’s international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur.

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

Equity Instruments Indexed to the Company’s Common Stock — Proceeds received from the sale of equity instruments and amounts paid to purchase equity instruments are recorded as a component of stockholders’ equity. Subsequent changes in the fair value of the equity instrument contracts are not recognized. If the contracts are ultimately settled in cash, the amount of cash paid or received is recorded as a component of stockholders’ equity.

Revenue Recognition — Product revenue is recognized when both title and risk of loss transfers to the customer, provided that no significant obligations remain. Provision is made for an estimate of product returns and doubtful accounts, based on historical experience. Revenue from separately priced extended warranty and service programs is deferred and recognized over the respective service or extended warranty period when the Company is the obligor. Revenue from sales involving multiple elements is allocated to each element based on their respective fair values and recorded as revenue as each element is delivered.

Effective January 29, 2000, the Company changed its accounting for revenue recognition in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Previously, the Company had recognized revenue at the date of shipment. Under the new accounting method adopted retroactive to January 29, 2000, the Company now recognizes product revenue when both title and risk of loss transfers to the customer, provided that no significant obligations remain. The cumulative effect of the change on prior years’ retained earnings resulted in a charge to fiscal 2001 income of $59 million (net of income taxes of $25 million). Had SAB 101 been effective for all prior fiscal years presented, the pro forma results and earnings per share would not have been materially different from the previously reported results.

Warranty — The Company provides for the estimated costs that may be incurred under its basic limited warranty.

Advertising Costs — Advertising costs are charged to expense as incurred. Advertising expenses for fiscal years 2001, 2000, and 1999 were $431 million, $325 million, and $199 million, respectively.

Stock-Based Compensation — The Company applies the intrinsic value method in accounting for its stock option and stock purchase plans. Accordingly, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant or in connection with the employee stock purchase plan.

Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

	Fiscal Year Ended

	February 2,	January 28,	January 29,
	2001	2000	1999

	(dollars in millions)

Net income	$2,177	$1,666	$1,460

Weighted average shares outstanding:

Basic	2,582	2,536	2,531

Employee stock options and other	164	192	241

Diluted	2,746	2,728	2,772

Earnings per common share:
Before cumulative effect of change in accounting principle

Basic	$0.87	$0.66	$0.58

Diluted	$0.81	$0.61	$0.53
After cumulative effect of change in accounting principle

Basic	$0.84	$0.66	$0.58

Diluted	$0.79	$0.61	$0.53

Comprehensive Income — The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on investments classified as available-for-sale.

Recently Issued Accounting Pronouncements — Effective February 3, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the Consolidated Statement of Financial Position and measure those instruments at fair value. The adoption of this statement will not have a material effect on the Company’s financial condition or results of operations. However, its application may increase the volatility of investment and other income, net in the Consolidated Statement of Income and other comprehensive income in the Consolidated Statement of Stockholders’ Equity.

Reclassifications — Certain prior year amounts have been reclassified to conform to the fiscal year 2001 presentation.

NOTE 2 — Special Charges

During the fourth quarter of fiscal 2001, the Company undertook a program to reduce its workforce and to exit certain facilities during fiscal year 2002. Total charges recorded were $105 million, which are expected to be fully paid by the end of fiscal 2002. The charges consisted of approximately $50 million in employee termination benefits with the remainder relating to facilities closure costs. The employee separations, which occurred primarily in the United States, affected 1,700 employees across a majority of the Company’s business functions and job classes.

On October 20, 1999, the Company acquired all the outstanding shares of ConvergeNet Technologies, Inc. (“ConvergeNet”), developer of storage domain management technology, in exchange for 6.9 million shares of the Company’s common stock and $4.5 million cash for total purchase consideration of $332 million, as valued on that date. The ConvergeNet acquisition was recorded under the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. The amount allocated to purchased in-process research and development of $194 million was determined based on an appraisal completed by an independent third party using established valuation techniques in the storage management industry and expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The excess of cost over net assets acquired was recorded as goodwill and included in other assets.

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

Cash and cash equivalents, accounts receivable, accounts payable and accrued and other liabilities are reflected in the accompanying consolidated financial statements at cost, which approximates fair value because of the short-term maturity of these instruments.

Investments

The following table summarizes by major security type the fair market value and cost of the Company’s investments.

	February 2, 2001			January 28, 2000

	Fair		Unrealized	Fair		Unrealized
	Market		Gain	Market		Gain
	Value	Cost	(Loss)	Value	Cost	(Loss)

	(in millions)

Equity securities	$938	$826	$112	$1,451	$595	$856

Debt securities:

U.S. corporate and bank debt	1,454	1,442	12	1,256	1,242	14

State and municipal securities	105	104	1	115	117	(2)

U.S. government and agencies	449	439	10	192	195	(3)

International corporate and bank debt	—	—	—	30	30	—

Total debt securities	2,008	1,985	23	1,593	1,584	9

Total investments	$2,946	$2,811	$135	$3,044	$2,179	$865

At February 2, 2001, debt securities with a carrying amount of $524 million mature within one year; the remaining debt securities mature within five years. The Company’s gross recognized gains and losses on investments, including impairments of certain investments, for fiscal year 2001 were $473 million and $166 million, respectively. The Company’s gross recognized gains and losses on the sale of investments for fiscal year 2000 were $81 million and $1 million, respectively. The Company’s gross recognized gains and losses on the sale of investments for fiscal year 1999 were not material. Gross unrealized gains and losses at February 2, 2001 were $262 million and $127 million, respectively. Gross unrealized gains and losses at January 28, 2000 were $879 million, and $13 million, respectively.

Foreign Currency Instruments

The Company uses foreign currency purchased option contracts to reduce its exposure to currency fluctuations involving probable anticipated, but not firmly committed, transactions. It also uses forward contracts to reduce exposure to transactions with firm foreign currency commitments. These transactions include international sales by U.S. dollar functional currency entities, foreign currency denominated purchases of certain components and intercompany shipments to certain international subsidiaries. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. Foreign currency purchased options generally expire in 12 months or less. At February 2, 2001, the Company held purchased option contracts with a notional amount of $2 billion, a net asset value of $67 million and a combined net realized and unrealized deferred loss of $4 million. At January 28, 2000, the Company held purchased option contracts with a notional amount of $2 billion, a net asset value of $75 million and a combined net realized and unrealized deferred gain of $5 million. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is entered into until the time it is settled. Transactions with firm foreign currency commitments are generally hedged using foreign currency forward contracts for periods not exceeding three months. At February 2, 2001, the Company held forward contracts with a notional amount of $888 million, a net liability value of $49 million and a net realized and unrealized deferred loss of $1 million. At January 28, 2000, the Company held forward contracts with a notional amount of $818 million, a net asset value of $17 million and a net realized and unrealized deferred gain of $1 million.

Long-term Debt and Interest Rate Risk Management

In April 1998, the Company issued $200 million 6.55% fixed rate senior notes due April 15, 2008 (the “Senior Notes”) and $300 million 7.10% fixed rate senior debentures due April 15, 2028 (the “Senior Debentures”). Interest on the Senior Notes and Senior Debentures is paid semi-annually, on April 15 and October 15. The Senior Notes and Senior Debentures rank pari passu and are redeemable, in whole or in part, at the election of the Company for principal, any accrued interest and a redemption premium based on the present value of interest to be paid over the term of the debt agreements. The Senior Notes and Senior Debentures generally contain no restrictive covenants, other than a limitation on liens on the Company’s assets and a limitation on sale-leaseback transactions.

Concurrent with the issuance of the Senior Notes and Senior Debentures, the Company entered into interest rate swap agreements converting the Company’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London interbank offered rates (“LIBOR”) plus 0.41% and 0.79% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, the Company’s effective interest rates for the Senior Notes and Senior Debentures were 7.20% and 7.54%, respectively, for fiscal year 2001.

The Company has designated the issuance of the Senior Notes and Senior Debentures and the related interest rate swap agreements as an integrated transaction. Accordingly, the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change.

The difference between the Company’s carrying amounts and fair value of its long-term debt and related interest rate swaps was not material at February 2, 2001 and January 28, 2000.

Financing Arrangements

The Company maintains a $250 million revolving credit facility, which expires in June 2002. Commitment fees for this facility are payable quarterly and are based on specific liquidity requirements. Commitment fees paid in fiscal years 2001, 2000 and 1999 were not material. At February 2, 2001 and January 28, 2000 this facility was unused.

NOTE 4 — Income Taxes

The provision for income taxes consists of the following:

	Fiscal Year Ended

	February 2,	January 28,	January 29,
	2001	2000	1999

	(in millions)

Current:

Domestic	$964	$1,008	$567

Foreign	168	84	86

Deferred	(174)	(307)	(29)

Provision for income taxes	$958	$785	$624

Income before income taxes and cumulative effect of change in accounting principle included approximately $491 million, $449 million, and $529 million related to foreign operations in fiscal years 2001, 2000, and 1999, respectively.

The Company has not recorded a deferred income tax liability of approximately $492 million for additional taxes that would result from the distribution of certain earnings of its foreign subsidiaries if they were repatriated. The Company currently intends to reinvest indefinitely these undistributed earnings of its foreign subsidiaries.

The components of the Company’s net deferred tax asset are as follows:

	Fiscal Year Ended

	February 2,	January 28,	January 29,
	2001	2000	1999

	(in millions)

Deferred tax assets:

Deferred service contract income	$148	$125	$118

Inventory and warranty provisions	81	60	45

Provisions for product returns and doubtful accounts	44	30	25

Loss carryforwards	73	219	—

Credit carryforwards	188	101	—

Other	64	—	—

	598	535	188

Deferred tax liabilities:

Unrealized gains on investments	(47)	(303)	(2)

Other	—	(74)	(49)

Net deferred tax asset	$551	$158	$137

Tax loss carryforwards will generally expire in 2020. Credit carryforwards will generally expire between 2002 and 2022.

The effective tax rate differed from statutory U.S. federal income tax rate as follows:

	Fiscal Year Ended

	February 2,	January 28,	January 29,
	2001	2000	1999

U.S. federal statutory rate	35.0%	35.0%	35.0%

Foreign income taxed at different rates	(5.8)	(6.0)	(7.0)

Nondeductible purchase of in-process research and development	—	2.8	—

Other	0.8	0.2	2.0

Effective tax rates	30.0%	32.0%	30.0%

NOTE 5 — Capitalization

Preferred Stock

Authorized Shares — The Company has the authority to issue five million shares of preferred stock, par value $.01 per share. At February 2, 2001 and January 28, 2000 no shares of preferred stock were issued or outstanding.

Series A Junior Participating Preferred Stock — In conjunction with the distribution of Preferred Share Purchase Rights (see below), the Company’s Board of Directors designated 200,000 shares of preferred stock as Series A Junior Participating Preferred Stock (“Junior Preferred Stock”) and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. At February 2, 2001 and January 28, 2000, no shares of Junior Preferred Stock were issued or outstanding.

Common Stock

Authorized Shares — As of February 2, 2001, the Company is authorized to issue seven billion shares of common stock.

Stock Repurchase Program — The Board of Directors has authorized the Company to repurchase up to one billion shares of its common stock in open market or private transactions. During fiscal years 2001 and 2000, the Company repurchased 65 million and 56 million shares of its common stock, respectively, for an aggregate cost of $2.7 billion and $1.1 billion, respectively. As of February 2, 2001, the Company was authorized to repurchase up to 40 million additional shares of its outstanding common stock. The Company utilizes equity instrument contracts to facilitate its repurchase of common stock. At February 2, 2001 and January 28, 2000, the Company held equity options and forwards that allow for the purchase of 88 million and 50 million shares of common stock, respectively, at an average price of $50 and $45 per share, respectively. At February 2, 2001 and January 28, 2000, the Company also had outstanding put obligations covering 111 million and 69 million shares, respectively, with an average exercise price of $44 and $39 per share, respectively. The equity instruments are exercisable only at date of expiration and expire at various dates through the first quarter of fiscal 2004. The outstanding put obligations at February 2, 2001 permitted net share settlement at the Company’s option and, therefore, did not result in a put obligation liability on the accompanying Consolidated Statement of Financial Position.

Preferred Share Purchase Rights

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

At February 2, 2001, the Company has no Preferred Share Purchase Rights (“Rights”) outstanding. Each Right entitles the holder to purchase one thirty-two thousandth of a share of Junior Preferred Stock at an exercise price of $225 per one-thousandth of a share.

NOTE 6 — Benefit Plans

Incentive and Stock Option Plans — The Dell Computer Corporation Incentive Plan (the “Incentive Plan”), which is administered by the Compensation Committee of the Board of Directors, provides for the granting of stock-based incentive awards to directors, executive officers and key employees of the Company and its subsidiaries, and certain other persons who provide consulting or advisory services to the Company.

Options granted may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the existing stock option agreements typically vest pro-rata at each option anniversary date over a five-year period. Stock options must be exercised within 10 years from date of grant. Stock options are generally issued at fair market value. Under the Incentive Plan, each nonemployee director of the Company is eligible for stock options and restricted stock awards annually, with the number of options or shares awarded being within the discretion of the Compensation Committee of the Board of Directors (subject to certain specified limits).

In addition, the Dell Computer Corporation 1998 Broad-Based Stock Option Plan (the “Broad-Based Plan”) provides for the award of nonqualified stock options to non-executive employees of the Company. Collectively, the Incentive Plan and the Broad-Based Plan are referred to as the “Option Plans.”

The following table summarizes stock option activity for the Option Plans:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

	(in millions)

Outstanding at February 1, 1998	439	$2.25

Granted	60	19.94

Cancelled	(26)	2.63

Exercised	(110)	1.29

Outstanding at January 29, 1999	363	5.40

Granted	50	42.86

Cancelled	(16)	9.89

Exercised	(77)	2.48

Outstanding at January 28, 2000	320	11.39

Granted	154	37.78

Cancelled	(35)	22.18

Exercised	(95)	3.26

Outstanding at February 2, 2001	344	$24.36

Exercisable stock options amounted to 100 million at a weighted average price of $8.78, 112 million at a weighted average price of $3.96, and 103 million at a weighted average price of $2.27 at February 2, 2001, January 28, 2000, and January 29, 1999, respectively.

The following is additional information relating to options for the Option Plans outstanding as of February 2, 2001:

	Options Outstanding			Options Exercisable

			Weighted
		Weighted	Average		Weighted
	Number	Average	Remaining	Number	Average
	Of	Exercise	Contractual	Of	Exercise
	Shares	Price	Life (Years)	Shares	Price

	(share data in millions)

$ 0.01-$ 1.49	67	$0.96	4.46	49	$0.95

$ 1.50-$14.99	60	$6.17	6.00	29	$5.79

$15.00-$35.99	44	$23.35	7.73	13	$21.02

$36.00-$37.59	112	$37.41	9.46	2	$33.39

$37.60-$53.90	61	$44.66	8.84	7	$44.82

	344			100

There were 254 million, 264 million, and 162 million options to purchase the Company’s common stock available for future grants under the Option Plans at February 2, 2001, January 28, 2000, and January 29, 1999, respectively.

Employee Stock Purchase Plan — The Company also has an employee stock purchase plan that qualifies under Section 423 of the Internal Revenue Code and permits substantially all employees to purchase shares of common stock. Participating employees may purchase common stock through payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 39 million shares at February 2, 2001, 44 million shares at January 28, 2000, and 47 million shares at January 29, 1999. Common stock issued under this plan totaled four million shares in fiscal year 2001, three million shares in fiscal year 2000, and five million shares in fiscal year 1999.

Restricted Stock Grants — During fiscal years 2001, 2000, and 1999, the Company granted 1.7 million shares, 1.4 million shares, and 1 million shares, respectively, of restricted stock. For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted shares typically vest over a seven-year period beginning on the date of grant. The Company records unearned compensation equal to the market value of the restricted shares on the date of grant and charges the unearned compensation to expense over the vesting period.

Fair Value Disclosures — The weighted average fair value of stock options at date of grant was $20.98, $22.64, and $11.77 per option for options granted during fiscal years 2001, 2000, and 1999, respectively. Additionally, the weighted average fair value of the purchase rights under the employee stock purchase plan granted in fiscal years 2001, 2000, and 1999 was $13.95, $11.12, and $2.51 per right, respectively. The weighted average fair value of options and purchase rights under the employee stock purchase plan was determined based on the Black-Scholes model, utilizing the following assumptions:

	Fiscal Year Ended

	February 2,	January 28,	January 29,
	2001	2000	1999

Expected term:

Stock options	5 years	5 years	5 years

Employee stock purchase plan	6 months	6 months	6 months

Interest rate	6.15%	5.81%	5.42%

Volatility	54.85%	51.03%	52.12%

Dividends	0%	0%	0%

Had the Company accounted for its Option Plans and employee stock purchase plan by recording compensation expense based on the fair value at the grant date on a straight-line basis over the vesting period, stock-based compensation costs would have reduced pretax income by $620 million ($434 million, net of taxes), $329 million ($224 million, net of taxes), and $194 million ($136 million, net of taxes) in fiscal years 2001, 2000, and 1999, respectively. The pro forma effect on basic earnings per common share would have been a reduction of $0.17, $0.09, and $0.05 for fiscal years 2001, 2000, and 1999, respectively. The pro forma effect on diluted earnings per common share would have been a reduction of $0.16, $0.08, and $0.05 for fiscal years 2001, 2000, and 1999, respectively.

401(k) Plan — The Company has a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. Substantially all employees in the U.S. are eligible to participate in the plan. The Company matches 100% of each participant’s voluntary contributions, subject to a maximum Company contribution of 3% of the participant’s compensation. The Company’s contributions during fiscal years 2001, 2000, and 1999 were $36 million, $44 million, and $21 million, respectively.

NOTE 7 — Commitments, Contingencies and Certain Concentrations

Lease Commitments — The Company maintains master lease facilities providing the capacity to fund up to $1.2 billion. The combined facilities provide for the ability of the Company to lease certain real property, buildings and equipment (collectively referred to as the “Properties”) to be constructed or acquired. Rent obligations for the Properties commence on various dates. At February 2, 2001, $506 million of the combined facilities had been utilized.

The leases have initial terms of five and seven years. Those with an initial term of five years contain an option to renew for two successive years, subject to certain conditions. The Company may, at its option, purchase the Properties during or at the end of the lease term for 100% of the then outstanding amounts expended by the lessor to complete the Properties. If the Company does not exercise the purchase option, the Company will guarantee a residual value of the Properties as determined by the agreement (approximately $430 and $310 million at February 2, 2001 and January 28, 2000, respectively).

The Company leases other property and equipment, manufacturing facilities and office space under non-cancelable leases. Certain leases obligate the Company to pay taxes, maintenance and repair costs.

Future minimum lease payments under all non-cancelable leases as of February 2, 2001 are as follows: $37 million in fiscal 2002; $30 million in fiscal 2003; $26 million in fiscal 2004; $182 million in fiscal 2005; $279 million in fiscal 2006; and $31 million thereafter. Rent expense under all leases totaled $95 million, $81 million and $58 million for fiscal years 2001, 2000, and 1999, respectively.

Legal Matters — The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Certain Concentrations — All of the Company’s foreign currency exchange and interest rate derivative instruments involve elements of market and credit risk in excess of the amounts recognized in the consolidated financial statements. The counterparties to the financial instruments consist of a number of major financial institutions. In addition to limiting the amount of agreements and contracts it enters into with any one party, the Company monitors its positions with and the credit quality of the counterparties to these financial instruments. The Company does not anticipate nonperformance by any of the counterparties.

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

NOTE 8 — Related Party Transactions

During fiscal year 1998, the Company and Newcourt Credit Group Inc. (“Newcourt”), formed a joint venture, Dell Financial Services L.P. (“DFS”), to provide leasing and asset management services to the Company’s customers. Subsequently, in fiscal 2000, Newcourt was acquired by The CIT Group, Inc. The Company has a 70% equity interest in DFS; however, as the Company cannot and does not exercise control over DFS, it accounts for the investment under the equity method. During fiscal year 2001, DFS originated financing arrangements for the Company’s customers totaling $2.5 billion as compared to originations of $1.8 billion in fiscal year 2000. The Company’s investment in DFS at February 2, 2001 and January 28, 2000, was not material to the Company’s consolidated financial position or results of operations.

NOTE 9 — Supplemental Consolidated Financial Information

	February 2,	January 28,
	2001	2000

	(in millions)

Supplemental Consolidated Statement of Financial Position Information

Accounts receivable:

Gross accounts receivable	$2,964	$2,652

Allowance for doubtful accounts	(69)	(44)

	$2,895	$2,608

Inventories:

Production materials	$95	$129

Work-in-process and finished goods	305	262

	$400	$391

Property, plant and equipment:

Land and buildings	$337	$229

Computer equipment	415	277

Machinery and other equipment	459	383

Construction-in-progress	323	251

Total property, plant and equipment	1,534	1,140

Accumulated depreciation and amortization	(538)	(375)

	$996	$765

Accrued and other current liabilities:

Compensation	$428	$337

Deferred income	262	190

Sales and property taxes	259	238

Warranty	467	313

Income taxes	123	11

Other	718	565

	$2,257	$1,654

Other noncurrent liabilities:

Deferred income	$306	$271

Other	455	192

	$761	$463

	Fiscal Year Ended

	February 2,	January 28,	January 29,
	2001	2000	1999

	(in millions)

Supplemental Consolidated Statement of Income Information

Research, development and engineering expenses:

Research and development expenses	$363	$292	$209

Purchased research and development	—	194	—

Engineering expenses	119	82	63

	$482	$568	$272

Investment and other income, net:

Investment and other income, net	$578	$222	$64

Interest expense	(47)	(34)	(26)

	$531	$188	$38

Supplemental Consolidated Statement of Cash Flows Information

Changes in operating working capital accounts:

Accounts receivable, net	$(346)	$(394)	$(598)

Inventories	(7)	(123)	(41)

Accounts payable	748	988	743

Accrued and other liabilities	367	416	255

Other, net	(91)	(75)	8

	$671	$812	$367

Supplemental cash flow information:

Income taxes paid (received)	$(32)	$(363)	$138

Interest paid	49	34	19

NOTE 10 — Segment Information

The Company conducts operations worldwide and is managed on a geographic basis, with those geographic segments being the Americas, Europe, and Asia-Pacific and Japan regions. The Americas segment, which is based in Round Rock, Texas, covers the United States, Canada, South America, and Latin America. The European segment, which is based in Bracknell, England, covers the European countries and also some countries in the Middle East and Africa. The Asia-Pacific and Japan segment covers the Pacific Rim, including Japan, Australia and New Zealand, and is based in Singapore. The Company’s operations are primarily concentrated in the North America, Europe and Asia-Pacific regions.

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

	Fiscal Year 2001

			Asia-Pacific
	Americas	Europe	and Japan	Eliminations	Consolidated

	(in millions)

Sales to unaffiliated customers	$22,871	$6,399	$2,618	$—	$31,888

Transfers between geographic segments	43	5	4	(52)	—

Total sales	$22,914	$6,404	$2,622	$(52)	$31,888

Operating income	$2,480	$406	$192	$—	$3,078

Special charge					(105)

Corporate expenses					(310)

Total operating income					$2,663

Depreciation and amortization	$124	$51	$20	$—	$195

Corporate expenses					45

Total depreciation and amortization					$240

Identifiable assets	$2,553	$1,167	$524	$—	$4,244

General corporate assets					9,191

Total assets					$13,435

	Fiscal Year 2000

			Asia-Pacific
	Americas	Europe	and Japan	Eliminations	Consolidated

	(in millions)

Sales to unaffiliated customers	$17,879	$5,590	$1,796	$—	$25,265

Transfers between geographic segments	48	5	2	(55)	—

Total sales	$17,927	$5,595	$1,798	$(55)	$25,265

Operating income	$2,173	$403	$97	$—	$2,673

Special charge					(194)

Corporate expenses					(216)

Total operating income					$2,263

Depreciation and amortization	$82	$41	$14	$—	$137

Corporate expenses					19

Total depreciation and amortization					$156

Identifiable assets	$2,456	$1,147	$413	$—	$4,016

General corporate assets					7,455

Total assets					$11,471

	Fiscal Year 1999

			Asia-Pacific
	Americas	Europe	and Japan	Eliminations	Consolidated

	(in millions)

Sales to unaffiliated customers	$12,420	$4,674	$1,149	$—	$18,243

Transfers between geographic segments	33	5	1	(39)	—

Total sales	$12,453	$4,679	$1,150	$(39)	$18,243

Operating income	$1,802	$446	$78	$—	$2,326

Corporate expenses					(280)

Total operating income					$2,046

Depreciation and amortization	$59	$29	$8	$—	$96

Corporate expenses					7

Total depreciation and amortization					$103

Identifiable assets	$1,640	$1,017	$234	$—	$2,891

General corporate assets					3,986

Total assets					$6,877

The following is net revenue and long-lived asset information by geographic region:

	Fiscal Year Ended

	February 2,	January 28,	January 29,
	2001	2000	1999

	(in millions)
Net revenue

United States	$21,428	$16,878	$11,668

Foreign countries	10,460	8,387	6,575

Total net revenue	$31,888	$25,265	$18,243

Long-lived assets

United States	$665	$481	$348

Foreign countries	331	284	175

Total long-lived assets	$996	$765	$523

The allocation between domestic and foreign net revenue is based on the location of the customers. Net revenue and long-lived assets from no single foreign country was material to the Company’s consolidated net revenues and long-lived assets for fiscal years 2001, 2000, and 1999.

The following is net revenue by product groups:

	Fiscal Year Ended

	February 2,	January 28,	January 29,
	2001	2000	1999

	(in millions)

Desktop computers	$15,452	$13,568	$10,979

Notebook computers	8,572	5,847	3,859

Enterprise systems	5,511	3,828	2,193

Other	2,353	2,022	1,212

Totals	$31,888	$25,265	$18,243

Net revenue by product group includes worldwide service revenue. No single customer accounted for more than 10% of the Company’s consolidated net revenue during fiscal years 2001, 2000, and 1999.

NOTE 11 — Unaudited Quarterly Results

The following tables contain selected unaudited Consolidated Statement of Income and stock sales price data for each quarter of fiscal years 2001 and 2000.

	Fiscal Year 2001(a)

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share data)

Net revenue	$8,674	$8,264	$7,670	$7,280

Gross margin	1,559	1,758	1,634	1,492

Net income before cumulative effect in accounting principle	434	674	603	525

Net income	$434	$674	$603	$466

Earnings per common share (b):
Before cumulative effect of change in accounting principle

Basic	$0.17	$0.26	$0.23	$0.20

Diluted	$0.16	$0.25	$0.22	$0.19
After cumulative effect of change in accounting principle

Basic	$0.17	$0.26	$0.23	$0.18

Diluted	$0.16	$0.25	$0.22	$0.17

Weighted average shares outstanding:

Basic	2,582	2,586	2,582	2,575

Diluted	2,783	2,739	2,726	2,737

Stock sales prices per share:

High	$33.06	$44.25	$54.67	$59.69

Low	$16.25	$22.75	$42.00	$35.00

	Fiscal Year 2000

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share data)

Net revenue	$6,802	$6,784	$6,142	$5,537

Gross margin	1,304	1,370	1,354	1,190

Net income	$436	$289	$507	$434

Earnings per common share (b):

Basic	$0.17	$0.11	$0.20	$0.17

Diluted	$0.16	$0.11	$0.19	$0.16

Weighted average shares outstanding:

Basic	2,559	2,538	2,524	2,528

Diluted	2,731	2,724	2,725	2,738

Stock sales prices per share:

High	$53.97	$49.94	$45.06	$55.00

Low	$37.06	$37.38	$31.38	$35.38

(a)	Reflects the adoption of SAB 101 as discussed in Note 1. The cumulative effect of this change was $59 million, net of taxes. Other than the cumulative effect, this accounting change had no material effect on the Company’s previously reported revenue or quarterly earnings during fiscal 2001.

(b)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information called for by Part III of Form 10-K (consisting of Item 10 — Directors and Executive Officers of the Registrant, Item 11 — Executive Compensation, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Item 13 — Certain Relationships and Related Transactions), to the extent not set forth herein under “Item 1 — Business — Executive Officers of the Company,” is incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART IV

ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

The following financial statements are filed as a part of this Report under “Item 8 — Financial Statements and Supplementary Data”:

Financial Statement Schedules

The following financial statement schedule is filed as a part of this Report under Schedule II on page 51: Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended February 2, 2001. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

Exhibits

The following exhibits are filed as a part of this Report, with each exhibit that consists of or includes a management contract or compensatory plan or arrangement being identified with an “*”:

Exhibit
No.		Description of Exhibit

3.1	—	Certificate of Incorporation, dated October 21, 1987 and filed October 22, 1987 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)

Exhibit
No.		Description of Exhibit

3.2	—	Certificate of Amendment to the Certificate of Incorporation, dated May 6, 1988 and filed May 9, 1988 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.3	—	Certificate of Amendment to the Certificate of Incorporation, dated June 19, 1991 and filed June 21, 1991 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.4	—	Certificate of Amendment to the Certificate of Incorporation, dated June 19, 1992 and filed July 10, 1992 (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.5	—	Certificate of Designation of Series A Convertible Preferred Stock dated August 24, 1993 and filed August 25, 1993 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.6	—	Certificate of Correction Filed to Correct Certain Errors in the Certificate of Amendment of Certificate of Incorporation Filed in the Office of the Secretary of State of Delaware on May 9, 1988, and in the Certificate of Amendment of Certificate of Incorporation Filed in the Office of the Secretary of State of Delaware on July 10, 1992, dated April 27, 1994 and filed May 5, 1994 (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.7	—	Certificate of Amendment to Certificate of Incorporation, dated July 31, 1995 and filed August 3, 1995 (incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.8	—	Certificate of Designations of Series A Junior Participating Preferred Stock, dated November 29, 1995 and filed December 4, 1995 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1995, Commission File No. 0-17017)
3.9	—	Certificate of Amendment to Certificate of Incorporation, dated and filed July 18, 1997 (incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1997, Commission File No. 0-17017)
3.10	—	Certificate of Amendment to Certificate of Incorporation, dated and filed August 12, 1998 (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 12, 1998, Commission File No. 0-17017)
3.11	—	Certificate of Amendment to Certificate of Incorporation, dated July 16, 1999 and filed July 22, 1999 (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1999, Commission File No. 0-17017)

Exhibit
No.		Description of Exhibit

3.12	—	Restated Bylaws, as adopted on November 29, 1995 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1995, Commission File No. 0-17017)
4.1	—	Rights Agreement, dated as of November 29, 1995 (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 8-K, dated November 29, 1995, and filed with the Securities and Exchange Commission on November 30, 1995, Commission File No. 0-17017)
4.2	—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3	—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of the Company’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4	—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of the Company’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.5	—	Form of the Company’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.6	—	Form of the Company’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
10.1*	—	Dell Computer Corporation 1989 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993, Commission File No. 0-17017)
10.2*	—	Dell Computer Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-4, Registration No. 33-69680)
10.3*	—	Amended and Restated Dell Computer Corporation Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8, filed October 31, 2000, Registration No. 333-49014)
10.4* †	—	Amended and Restated Dell Computer Corporation Deferred Compensation Plan
10.5*	—	Executive Incentive Bonus Plan, adopted July 17, 1998 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1999, Commission File No. 0-17017)
10.6*	—	Amended and Restated Dell Computer Corporation 1998 Broad Based Stock Option Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8, filed October 31, 2000, Registration No. 333-49016)

Exhibit
No.		Description of Exhibit

10.7*	—	Employment Agreement, dated December 10, 1999, between the Company and James T. Vanderslice (incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10-K for the fiscal year ended January 28, 2000, Commission File No. 0-17017)
21†	—	Subsidiaries of the Company
23†	—	Consent of PricewaterhouseCoopers LLP

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

  †  Filed herewith.

Reports on Form 8-K

None.

SCHEDULE II

DELL COMPUTER CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

				Write-Offs
		Balance at	Charged to	Charged	Balance
Fiscal		Beginning	Bad Debt	to	at End of
Year	Description	Period	Expense	Allowance	Period

		(in millions)

2001	Allowance for doubtful accounts	$44	$56	$31	$69

2000	Allowance for doubtful accounts	$30	$29	$15	$44

1999	Allowance for doubtful accounts	$28	$13	$11	$30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL COMPUTER CORPORATION

By:	/s/ MICHAEL S. DELL

Michael S. Dell
Chairman of the Board and Chief Executive Officer

Date: May 2, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL S. DELL Michael S. Dell	Chairman of the Board, Chief Executive Officer (principal executive officer) and Director	May 2, 2001

/s/ DONALD J. CARTY Donald J. Carty	Director	May 2, 2001

/s/ WILLIAM H. GRAY, III William H. Gray, III	Director	May 2, 2001

/s/ MICHAEL H. JORDAN Michael H. Jordan	Director	May 2, 2001

/s/ THOMAS W. LUCE III Thomas W. Luce III	Director	May 2, 2001

/s/ KLAUS S. LUFT Klaus S. Luft	Director	May 2, 2001

/s/ ALEX J. MANDL Alex J. Mandl	Director	May 2, 2001

/s/ MICHAEL A. MILES Michael A. Miles	Director	May 2, 2001

/s/ SAMUEL A. NUNN Samuel A. Nunn	Director	May 2, 2001

/s/ MARY ALICE TAYLOR Mary Alice Taylor	Director	May 2, 2001

/s/ MORTON L. TOPFER Morton L. Topfer	Director	May 2, 2001

/s/ JAMES M. SCHNEIDER James M. Schneider	Sr. Vice President and Chief Financial Officer (principal financial and accounting officer)	May 2, 2001

INDEX TO EXHIBITS

Exhibit
No.		Description of Exhibit

3.1	—	Certificate of Incorporation, dated October 21, 1987 and filed October 22, 1987 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.2	—	Certificate of Amendment to the Certificate of Incorporation, dated May 6, 1988 and filed May 9, 1988 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.3	—	Certificate of Amendment to the Certificate of Incorporation, dated June 19, 1991 and filed June 21, 1991 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.4	—	Certificate of Amendment to the Certificate of Incorporation, dated June 19, 1992 and filed July 10, 1992 (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.5	—	Certificate of Designation of Series A Convertible Preferred Stock dated August 24, 1993 and filed August 25, 1993 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.6	—	Certificate of Correction Filed to Correct Certain Errors in the Certificate of Amendment of Certificate of Incorporation Filed in the Office of the Secretary of State of Delaware on May 9, 1988, and in the Certificate of Amendment of Certificate of Incorporation Filed in the Office of the Secretary of State of Delaware on July 10, 1992, dated April 27, 1994 and filed May 5, 1994 (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.7	—	Certificate of Amendment to Certificate of Incorporation, dated July 31, 1995 and filed August 3, 1995 (incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1995, Commission File No. 0-17017)
3.8	—	Certificate of Designations of Series A Junior Participating Preferred Stock, dated November 29, 1995 and filed December 4, 1995 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1995, Commission File No. 0-17017)
3.9	—	Certificate of Amendment to Certificate of Incorporation, dated and filed July 18, 1997 (incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1997, Commission File No. 0-17017)
3.10	—	Certificate of Amendment to Certificate of Incorporation, dated and filed August 12, 1998 (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 12, 1998, Commission File No. 0-17017)

Exhibit
No.		Description of Exhibit

3.11	—	Certificate of Amendment to Certificate of Incorporation, dated July 16, 1999 and filed July 22, 1999 (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1999, Commission File No. 0-17017)
3.12	—	Restated Bylaws, as adopted on November 29, 1995 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1995, Commission File No. 0-17017)
4.1	—	Rights Agreement, dated as of November 29, 1995 (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 8-K, dated November 29, 1995, and filed with the Securities and Exchange Commission on November 30, 1995, Commission File No. 0-17017)
4.2	—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3	—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of the Company’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4	—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of the Company’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.5	—	Form of the Company’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.6	—	Form of the Company’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
10.1*	—	Dell Computer Corporation 1989 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993, Commission File No. 0-17017)
10.2*	—	Dell Computer Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-4, Registration No. 33-69680)
10.3*	—	Amended and Restated Dell Computer Corporation Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8, filed October 31, 2000, Registration No. 333-49014)
10.4* †	—	Amended and Restated Dell Computer Corporation Deferred Compensation Plan
10.5*	—	Executive Incentive Bonus Plan, adopted July 17, 1998 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1999, Commission File No. 0-17017)

Exhibit
No.		Description of Exhibit

10.6*	—	Amended and Restated Dell Computer Corporation 1998 Broad Based Stock Option Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8, filed October 31, 2000, Registration No. 333-49016)
10.7*	—	Employment Agreement, dated December 10, 1999, between the Company and James T. Vanderslice (incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10-K for the fiscal year ended January 28, 2000, Commission File No. 0-17017)
21†	—	Subsidiaries of the Company
23†	—	Consent of PricewaterhouseCoopers LLP

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

  †  Filed herewith.