Form 10-Q
period 2001-05-04
DELL COMPUTER CORP
filed 2001-06-15
CIK 826083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 4, 2001

Commission File Number: 0-17017

Dell Computer Corporation

(Exact name of registrant as specified in its charter)

Delaware	74-2487834
(State of incorporation)	(I.R.S. Employer ID No.)

807 Las Cimas Parkway, Building 2

Austin, Texas 78746
(Address of principal executive offices)

(512) 338-4400

(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.  Yes   No

As of the close of business on June 12, 2001, 2,603,596,157 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions, except per share amounts; unaudited)

	May 4,	February 2,
	2001	2001

ASSETS

Current assets:

Cash and cash equivalents	$4,886	$4,910

Short-term investments	381	528

Accounts receivable, net	2,689	2,895

Inventories	350	400

Other	856	758

Total current assets	9,162	9,491

Property, plant and equipment, net	924	996

Investments	2,667	2,418

Other non-current assets	427	530

Total assets	$13,180	$13,435

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$4,326	$4,286

Accrued and other	2,056	2,257

Total current liabilities	6,382	6,543

Long-term debt	508	509

Other	785	761

Total liabilities	7,675	7,813

Stockholders’ equity:

Preferred stock and capital in excess of $.01 par value; shares authorized: 5; shares issued and outstanding: none	—	—

Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued and outstanding: 2,603 and 2,601, respectively	4,978	4,795

Retained earnings	580	839

Other comprehensive income	34	62

Other	(87)	(74)

Total stockholders’ equity	5,505	5,622

Total liabilities and stockholder’s equity	$13,180	$13,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months
	Ended

	May 4,	April 28,
	2001	2000

Net revenue	$8,028	$7,280

Cost of revenue	6,580	5,788

Gross margin	1,448	1,492

Operating expenses:

Selling, general and administrative	737	750

Research, development and engineering	123	117

Total operating expenses	860	867

Operating income	588	625

Investment and other income, net	58	125

Income before income taxes and cumulative effect of change in accounting principle	646	750

Provision for income taxes	184	225

Income before cumulative effect of change in accounting principle	462	525

Cumulative effect of change in accounting principle, net	—	59

Net income	$462	$466

Earnings per commons share:

Before cumulative effect of change in accounting principle:

Basic	$0.18	$0.20

Diluted	0.17	0.19

After cumulative effect of change in accounting principle:

Basic	$0.18	$0.18

Diluted	0.17	0.17

Weighted average shares outstanding:

Basic	2,600	2,575

Diluted	2,757	2,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended

	May 4,	April 28,
	2001	2000

Cash flows from operating activities:

Net income	$462	$466

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	65	52

Tax benefits of employee stock plans	163	79

Gain on sale of investments	(16)	(83)

Other	86	75

Changes in:

Operating working capital	28	55

Non-current assets and liabilities	34	118

Net cash provided by operating activities	822	762

Cash flows from investing activities:

Investments:

Purchases	(1,348)	(1,121)

Maturities and sales	1,276	524

Capital expenditures	(40)	(87)

Net cash used in investing activities	(112)	(684)

Cash flows from financing activities:

Purchase of common stock	(751)	(500)

Issuance of common stock under employee plans	56	66

Other	—	4

Net cash used in financing activities	(695)	(430)

Effect of exchange rate changes on cash	(39)	2

Net decrease in cash	(24)	(350)

Cash and cash equivalents at beginning of period	4,910	3,809

Cash and cash equivalents at end of period	$4,886	$3,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dell Computer Corporation (the “Company”) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2001. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at May 4, 2001, and the results of their operations and their cash flows for the three month periods ended May 4, 2001 and April 28, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 — ACCOUNTING CHANGES

SFAS 133

Effective February 3, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that the Company recognize all derivatives as either assets or liabilities in the Condensed Consolidated Statement of Financial Position and measure those instruments at fair value. The adoption of SFAS 133 did not have a material impact on the Company’s results of operations or financial position.

The Company uses foreign currency forward contracts and purchased option contracts to reduce its exposure to currency fluctuations involving probable anticipated, but not firmly committed transactions. These contracts are designated as a cash flow hedge. As such, the effective portion of the gain or loss is reported as a component of other comprehensive income in stockholders’ equity, and is reclassified into income as a component of revenue, cost of goods sold, or operating expenses in the same period during which the hedged transaction impacts earnings. Ineffective portions of the gain or loss are recognized currently as a component of investment and other income. The Company also uses foreign currency forward contracts to reduce its exposure to firmly committed transactions denominated in foreign currencies; however, these instruments are not designated as hedging instruments. Gains and losses on purchased options and forwards not designated as hedging instruments are reported in investment and other income currently and are offset by changes in the items being hedged. The Company has no other significant derivatives.

SAB 101

Effective January 29, 2000, the Company changed its accounting for revenue recognition in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). As a result of the Company’s adoption of SAB 101, product revenue is recognized when both title and risk of loss transfer to the customer, provided that no significant obligations remain. The cumulative effect of the change on prior years’ retained earnings resulted in a charge to income of $59 million (net of income taxes of $25 million) for the three months ended April 28, 2000.

NOTE 3 — FISCAL 2001 SPECIAL CHARGE

During the fourth quarter of fiscal 2001, the Company’s management undertook a program to reduce its workforce and to exit certain facilities during fiscal year 2002. Total charges recorded were $105 million, which are expected to be fully paid by the end of fiscal 2002. The charges consisted of approximately $50 million in employee termination benefits with the remainder relating to facilities closure costs. The employee separations, which occurred primarily in the United States, affected 1,700 employees across a majority of the Company’s business functions and job classes. As of May 4, 2001, substantially all of the affected employees had been separated from the Company and the liability related to termination benefits had been liquidated. The facilities included in the charge are expected to be exited during fiscal 2002, and substantially all the related costs are expected to be paid prior to the end of fiscal 2002.

NOTE 4 — INVENTORIES

	May 4,	February 2,
	2001	2001

	(in millions)

Inventories:

Production materials	$126	$95

Work-in-process and finished goods	224	305

	$350	$400

NOTE 5 — EARNINGS PER COMMON SHARE

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

	Three Months Ended

	May 4,	April 28,
	2001	2000

Net income	$462	$466

Weighted average shares outstanding:

Weighted average shares outstanding — Basic	2,600	2,575

Employee stock options and other	157	162

Weighted average shares outstanding — Diluted	2,757	2,737

Earnings per common share:

Before cumulative effect of change in accounting principle:

Basic	$0.18	$0.20

Diluted	$0.17	$0.19

After cumulative effect of change in accounting principle:

Basic	$0.18	$0.18

Diluted	$0.17	$0.17

NOTE 6 — COMPREHENSIVE INCOME

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, unrealized gains and losses on derivative financial instruments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three-month periods ended May 4, 2001 and April 28, 2000, was as follows:

	Three Months Ended

	May 4,	April 28,
	2001	2000

	(in millions)

Comprehensive income:

Net income	$462	$466

Foreign currency translations	1	2

Unrealized gains on derivative financial instruments	48	—

Unrealized (losses) on marketable securities	(77)	(97)

Total comprehensive income	$434	$371

NOTE 7 — SEGMENT INFORMATION

The Company has three reportable business segments: the Americas, Europe, and Asia Pacific-Japan regions.

The accounting policies of the geographic segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2001. The Company allocates resources to and evaluates performance of its geographic segments based on balanced priorities of liquidity, profitability and growth. Transfers between geographic areas are recorded using internal transfer prices set by the Company.

The table below presents information about the Company’s reportable segments for the three-month periods ended May 4, 2001 and April 28, 2000:

	Three Months Ended May 4, 2001

			Asia Pacific
	Americas	Europe	-Japan	Eliminations	Consolidated

	(in millions)

Net revenue from unaffiliated customers	$5,445	$1,752	$831	$—	$8,028

Transfers between geographic segments	8	1	—	(9)	—

Total net revenue	$5,453	$1,753	$831	$(9)	$8,028

Operating income	$426	$131	$61	$—	$618

Corporate expenses					(30)

Total operating income					$588

Depreciation and amortization	$41	$13	$6	$—	$60

Corporate depreciation and amortization					5

Total depreciation and amortization					$65

Identifiable assets	$2,313	$1,102	$650	$—	$4,065

General corporate assets					9,115

Total assets					$13,180

	Three Months Ended April 28, 2000

					Asia Pacific
	Americas	Europe	Japan	Eliminations	Consolidated

	(in millions)

Net revenue from unaffiliated customers	$5,123	$1,573	$584	$—	$7,280

Transfers between geographic segments	15	1	—	(16)	—

Total net revenue	$5,138	$1,574	$584	$(16)	$7,280

Operating income	$564	$83	$47	$—	$694

Corporate expenses					(69)

Total operating income					$625

Depreciation and amortization	$27	$13	$5	$—	$45

Corporate depreciation and amortization					7

Total depreciation and amortization					$52

Identifiable assets	$2,592	$1,146	$432	$—	$4,170

General corporate assets					7,853

Total assets					$12,023

NOTE 8 — SUBSEQUENT EVENT

In May 2001, the Company announced it expects to record a $250 million to $350 million special charge in the second quarter of fiscal 2002 to further align its cost structure with current economic and industry conditions. These actions are primarily related to an additional 3,000 to 4,000 job reductions and the consolidation of related facilities.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Report that relate to future results and events are based on the Company’s current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting the Company’s business and prospects, see “Item 1 — Business — Factors Affecting the Company’s Business and Prospects” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2001.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three month period ended May 4, 2001, are not necessarily indicative of the results that may be expected for the full fiscal year.

Results of Operations

The following table sets forth for the periods indicated the percentage of consolidated net revenue represented by certain items in the Company’s Condensed Consolidated Statement of Income.

	Percentage of
	Consolidated Net
	Revenue

	Three Months Ended

	May 4,	April 28,
	2001	2000

Net revenue:

Americas	67.8%	70.4%

Europe	21.8	21.6

Asia Pacific-Japan	10.4	8.0

Consolidated net revenue	100.0	100.0

Cost of revenue	82.0	79.5

Gross margin	18.0	20.5

Operating expenses:

Selling, general and administrative	9.2	10.3

Research, development and engineering	1.5	1.6

Total operating expenses	10.7	11.9

Operating income	7.3	8.6

Investment and other income, net	0.7	1.7

Income before income taxes and cumulative effect of change in accounting principle	8.0	10.3

Provision for income taxes	2.2	3.1

Income before cumulative effect of change in accounting principle	5.8	7.2

Cumulative effect of change in accounting principle, net	—	0.8

Net income	5.8%	6.4%

  Net Revenue

Consolidated net revenue increased 10% in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001, and decreased 7% from the fourth quarter of fiscal 2001. The year-over-year increase in consolidated net revenue was the result of growth in net unit shipments across all regions and product categories. Although net revenue was down 7% sequentially because of weaker industry demand in the United States, the Company continued to successfully execute its strategy for profitable share growth.

Net unit shipments grew 27% year-over-year, while decreasing 6% sequentially. The Company continues to profitably grow market share in all regions and product categories, and during the quarter the Company expanded its volumes at more than six times the estimated industry rate and became the world’s leading supplier of computer systems. Unit shipments of the Company’s enterprise systems, which include servers, storage products and workstations grew 43% over the same period a year ago and 2% sequentially. For the first time the Company ranked No. 1 in the United States for server shipments. Additionally, notebook shipments increased 37% compared to the prior year period and 5% sequentially, and during the quarter the Company moved forward one spot becoming the No. 2 worldwide supplier. Desktop shipments increased 24% year-over-year and decreased 10% sequentially.

In the Americas region, net revenue grew 6% in the first quarter of fiscal 2002 compared to the same quarter of fiscal 2001, and declined 11% sequentially. Results for the Americas region were affected primarily by the U.S. market. The Company grew its U.S. market share in the quarter by 7% to 24%. Net revenue in the Europe region increased 11% during the first quarter of fiscal 2002 compared to the same period of fiscal 2001, while declining 5% from the fourth quarter of fiscal 2001. Year-over-year performance in Europe was driven by strong growth in unit shipments as the Company moved into the No. 2 share position in the region during the quarter. In Asia Pacific-Japan, net revenue increased 42% year-over-year and 12% sequentially. Asia Pacific-Japan growth continued to be strong as overall unit shipments grew approximately four times the estimated industry growth rate for the region.

Average revenue per unit sold in the first quarter of fiscal year 2002 decreased 13% compared to the same period a year ago and 2% sequentially. Average revenue per unit sold decreased primarily due to price reductions resulting from component cost declines and the Company’s strategy of leveraging its direct-to-customer model to drive profitable market share growth. Management expects that the current pricing environment will likely continue for the foreseeable future as the Company and its competitors experience soft demand and continued uncertainty in the overall economy.

Gross Margin

As a percentage of consolidated net revenue, gross margin decreased from 20.5% in the first quarter of fiscal 2001 to 18.0% in the first quarter of fiscal 2002, while staying flat sequentially. Most of the year-over-year decrease occurred as a result of intense price competition and the Company’s strategy to drive profitable market share growth. Based on the industry, economic and other factors discussed above, the Company currently expects that this gross margin environment will likely continue for the foreseeable future. Management believes that the strength of the Company’s direct-to-customer business model, as well as its strong liquidity position, result in the Company’s being better suited than its competitors to profitably grow market share in the current business climate.

Operating Expenses

The following table presents certain information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended

	May 4,	April 28,
	2001	2000

	(dollars in millions)

Operating Expenses:

Selling, general and administrative	$737	$750

Percentage of net revenue	9.2%	10.3%

Research, development and engineering	$123	$117

Percentage of net revenue	1.5%	1.6%

Total operating expenses	$860	$867

Percentage of net revenue	10.7%	11.9%

Selling, general and administrative expenses decreased in absolute dollar amounts and as a percentage of revenue for the first quarter of fiscal 2002 from the same period of fiscal 2001. As revenue growth expectations were trimmed during fiscal 2001 and into 2002, management has taken steps to manage expenses relative to actual growth rates, and as a result, selling, general and administrative expenses as a percentage of net revenues have declined for four consecutive quarters, excluding special charges.

Management believes that the Company will continue to improve efficiencies and control selling, general and administrative expenses relative to revenue growth to continue to profitably grow market share. Consequently, during the fourth quarter of fiscal 2001, the Company undertook a program to reduce its workforce and to exit certain facilities during fiscal year 2002. Total charges recorded were $105 million. The charges consisted of approximately $50 million in employee termination benefits with the remainder relating to facilities closure costs. The employee separation, which occurred primarily in the United States, affected 1,700 employees across a majority of the Company’s business functions and job classes. As of May 4, 2001, substantially all of the employees had been separated from the Company and the liability related to termination benefits had been liquidated. The facilities included in the charge are expected to be exited during fiscal 2002, and substantially all the related costs are expected to be paid prior to the end of fiscal 2002. These actions are expected to result in annual savings of approximately $100 million. These savings, however, are expected to be reinvested via pricing, selling incentives, and research and development activities to support continued unit and revenue growth in the Company’s enterprise systems. In May 2001, the Company announced it expects to record a $250 million to $350 million special charge in the second quarter of fiscal 2002 to further align its cost structure with current economic and industry conditions. These actions are primarily related to an additional 3,000 to 4,000 job reductions and the consolidation of related facilities. The Company will continue to manage its operating expenses relative to expected revenue growth, and will undertake additional cost-cutting actions if necessary to enable it to continue to profitably grow market share.

The Company continues to invest in research, development and engineering activities to develop and introduce new products and to support its continued goal of improving and developing efficient procurement, manufacturing and distribution processes. As a result, research, development and engineering expenses have increased in absolute dollars due to increased staffing levels and product development costs, although, as a percent of revenue, these costs have declined slightly. The Company expects to continue to increase its absolute dollar amount of research, development and engineering spending with an increasing emphasis on enterprise products, including servers and storage.

Investment and Other Income, Net

Investment and other income decreased by $67 million during the first quarter of fiscal 2002, as compared to the first quarter of fiscal 2001. The decrease was primarily a result of lower net gains from the Company’s equity securities portfolio.

Income Taxes

The Company’s effective tax rate was 28.5% for the first quarter of fiscal 2002 compared to 30% for the same period in fiscal 2001. The differences in the effective tax rates result primarily from changes in the geographical distribution of taxable income. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35%, principally because of the Company’s geographical distribution of taxable income.

Liquidity and Capital Resources

The following table presents selected financial statistics and information:

	Three Months Ended

	May 4,	February 2,
	2001	2001

	(dollars in millions)

Cash and investments	$7,934	$7,856

Working capital	$2,780	$2,948

Days of sales in accounts receivable	30	32

Days of supply in inventory	5	5

Days in accounts payable	59	58

Cash conversion cycle	(24)	(21)

At May 4, 2001, the Company had approximately $7.9 billion of cash and investments. Of that amount, equity investments totaled approximately $757 million with cost approximating fair value. The principal source of the Company’s cash is its operations. During the first three months of fiscal 2002, the Company generated $822 million in cash flows from operating activities, which resulted primarily from the Company’s net income, income tax benefits that resulted from the exercise of employee stock options, and efficient asset management evidenced by a cash conversion cycle of negative 24 days (an improvement of 3 days from the beginning of the fiscal year).

The Company utilized $40 million in cash during the first three months of fiscal 2002 to improve and equip its manufacturing and office facilities. For fiscal year 2002 cash flows for similar capital expenditures are currently expected to be in the range of $300 to $350 million.

The Company maintains master lease facilities providing the capacity to fund up to $1.2 billion. The combined facilities provide for the ability of the Company to lease certain real property, buildings and equipment to be constructed or acquired. At May 4, 2001, $588 million of the combined facilities had been utilized.

The Company has a share repurchase program that it uses primarily to manage the dilution resulting from shares issued under the Company’s employee stock plans. As of the end of the first quarter of fiscal 2002, the Company had cumulatively repurchased 887 million shares over a five-year period out of its authorized 1 billion share repurchase program, for an aggregate cost of $7.6 billion. During the first quarter of fiscal 2002, the Company repurchased 16 million shares of common stock for an aggregate cost of $751 million. The Company utilizes equity instrument contracts to facilitate its repurchase of common stock. At May 4, 2001, the Company held equity options and forwards that allow for the purchase of 80 million shares of common stock at an average price of $50 per share. At May 4, 2001, the Company also had outstanding put obligations covering 96 million shares with an average exercise price of $44 per share. The equity instruments are exercisable only at the date of expiration and expire at various dates through the first quarter of fiscal 2004. The outstanding put obligations at May 4, 2001 permitted net share settlement at the Company’s option and, therefore, did not result in a put obligation liability on the accompanying condensed consolidated statement of financial position.

Management believes that the Company’s cash provided from operations will continue to be sufficient to support its operations and capital requirements. The Company anticipates that it will continue to utilize its strong liquidity and cash flows to develop and grow the marketplace presence of its enterprise systems, repurchase its common stock, make strategic equity investments, and invest in systems and processes.

Factors Affecting the Company’s Business and Prospects

There are numerous factors that affect the Company’s business and the results of its operations. These factors include general economic and business conditions; the level of demand for the Company’s products and services; the level and intensity of competition in the technology industry and the pricing pressures that have resulted; the ability of the Company to timely and effectively manage periodic product transitions, as well as component availability and cost; the ability of the Company to develop new products based on new or evolving technology and the market’s acceptance of those products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period; the Company’s ability to recover its investments in venture capital activities; and the Company’s ability to effectively manage its operating costs. For a discussion of these and other factors affecting the Company’s business and prospects, see “Item 1 — Business — Factors Affecting the Company’s Business and Prospects” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2001.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s market risks, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2001.

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

         None.

(b)     Reports on Form 8-K.

         None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL COMPUTER CORPORATION

June 15, 2001

/s/ JAMES M. SCHNEIDER

James M. Schneider
Senior Vice President and Chief
Financial Officer
(On behalf of the registrant and as principal accounting and financial officer)