Form 10-Q
period 2001-08-03
DELL COMPUTER CORP
filed 2001-09-17
CIK 826083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 3, 2001

Commission File Number: 0-17017

Dell Computer Corporation

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	74-2487834 (I.R.S. Employer ID No.)

807 Las Cimas Parkway, Building 2

Austin, Texas 78746
(Address of principal executive offices)

(512) 338-4400

(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑      No  ☐

As of the close of business on August 31, 2001, 2,610 million shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions, except per share amounts; unaudited)

	August 3,	February 2,
	2001	2001

ASSETS

Current assets:

Cash and cash equivalents	$4,160	$4,910

Short-term investments	405	528

Accounts receivable, net	2,709	2,895

Inventories	292	400

Other	936	758

Total current assets	8,502	9,491

Property, plant and equipment, net	851	996

Investments	3,241	2,418

Other non-current assets	582	530

Total assets	$13,176	$13,435

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$4,587	$4,286

Accrued and other	2,347	2,257

Total current liabilities	6,934	6,543

Long-term debt	520	509

Other	772	761

Total liabilities	8,226	7,813

Stockholders’ equity:

Preferred stock and capital in excess of $0.01 par value; shares authorized: 5; shares issued and outstanding: none	—	—

Common stock and capital in excess of $0.01 par value; shares authorized: 7000; shares issued: 2,626 and 2,601, respectively	5,286	4,795

Retained earnings	479	839

Treasury stock, at cost; 17 shares and no shares, respectively	(739)	—

Other comprehensive income (loss)	(2)	62

Other	(74)	(74)

Total stockholders’ equity	4,950	5,622

Total liabilities and stockholder’s equity	$13,176	$13,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended

	August 3,	July 28,	August 3,	July 28,
	2001	2000	2001	2000

Net revenue	$7,611	$7,670	$15,639	$14,950

Cost of revenue	6,281	6,036	12,861	11,824

Gross margin	1,330	1,634	2,778	3,126

Operating expenses:

Selling, general and administrative	672	774	1,409	1,524

Research, development and engineering	113	124	236	241

Special charge	482	—	482	—

Total operating expenses	1,267	898	2,127	1,765

Operating income	63	736	651	1,361

Investment and other income (loss), net	(207)	125	(149)	250

Income (loss) before income taxes and cumulative effect of change in accounting principle	(144)	861	502	1,611

Income tax provision (benefit)	(43)	258	141	483

Income (loss) before cumulative effect of change in accounting principle	(101)	603	361	1,128

Cumulative effect of change in accounting principle, net	—	—	—	59

Net income (loss)	$(101)	$603	$361	$1,069

Earnings (loss) per common share:

Before cumulative effect of change in accounting principle:

Basic	$(0.04)	$0.23	$0.14	$0.44

Diluted	$(0.04)	$0.22	$0.13	$0.41

After cumulative effect of change in accounting principle:

Basic	$(0.04)	$0.23	$0.14	$0.41

Diluted	$(0.04)	$0.22	$0.13	$0.39

Weighted average shares outstanding:

Basic	2,601	2,582	2,600	2,578

Diluted	2,601	2,726	2,743	2,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions; unaudited)

	Six Months Ended

	August 3,	July 28,
	2001	2000

Cash flows from operating activities:

Net income (loss)	$361	$1,069

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	125	108

Tax benefits of employee stock plans	163	470

Special charge	742	—

Gain on sale of investments	(12)	(165)

Other	141	119

Changes in:

Operating working capital	213	111

Non-current assets and liabilities	40	239

Net cash provided by operating activities	1,773	1,951

Cash flows from investing activities:

Investments:

Purchases	(2,662)	(1,567)

Maturities and sales	1,703	991

Capital expenditures	(145)	(236)

Net cash used in investing activities	(1,104)	(812)

Cash flows from financing activities:

Purchase of common stock	(1,490)	(1,021)

Issuance of common stock under employee plans	166	182

Other	13	4

Net cash used in financing activities	(1,311)	(835)

Effect of exchange rate changes on cash	(108)	(37)

Net increase (decrease) in cash	(750)	267

Cash and cash equivalents at beginning of period	4,910	3,809

Cash and cash equivalents at end of period	$4,160	$4,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dell Computer Corporation (the “Company”) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2001. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at August 3, 2001, and the results of their operations and their cash flows for the interim periods ended August 3, 2001 and July 28, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

Effective with the beginning of the second quarter of fiscal 2002, the Company began holding repurchased shares of its common stock as treasury stock. Historically, the Company retired all such repurchased shares. As of August 3, 2001, the Company held 17 million shares in treasury stock at an aggregate cost of $739 million.

NOTE 2 — SPECIAL CHARGES

During the second quarter of fiscal 2002, the Company undertook a program to further reduce its workforce and to exit certain activities during fiscal 2002 to align its cost structure with ongoing economic and industry conditions. A special charge of $482 million related to these actions was recorded in operating expenses in the second quarter. A summary of this charge is as follows (in millions):

			Non-	Liability at
	Total		Cash	August 3,
	Charge	Paid	Charges	2001

Employee separations	$134	$(54)	$—	$80

Facility consolidations	169	(8)	(79)	82

Other asset impairments and exit costs	179	(2)	(152)	25

Total	$482	$(64)	$(231)	$187

The Company announced plans to eliminate approximately 4,000 employee positions worldwide from various business functions and job classes. Substantially all of the employees have been separated from the Company. Included in the other asset impairments and exit costs is $75 million to write down goodwill and intellectual property associated with the acquisition of ConvergeNet Technologies, Inc. to current fair value.

In addition to the $482 million charge described above, the Company also recorded an impairment charge of $260 million during the second quarter reflecting other than temporary declines in fair value of certain investments. This charge is reflected in investment and other income (loss), net.

During the fourth quarter of fiscal 2001, the Company undertook a program to reduce its workforce and to exit certain facilities during fiscal year 2002. Total charges recorded were $105 million. As of August 3, 2001, $44 million remains in accrued and other liabilities related to this charge, substantially all of which relates to costs for abandonment of facilities.

NOTE 3 — INVENTORIES

	August 3,	February 2,
	2001	2001

	(in millions)

Inventories:

Production materials	$122	$95

Work-in-process and finished goods	170	305

	$292	$400

NOTE 4 — EARNINGS PER COMMON SHARE

Basic earnings per share are based on the weighted effect of all common shares issued and outstanding and are calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended

	August 3,	July 28,	August 3,	July 28,
	2001	2000	2001	2000

Net income (loss)	$(101)	$603	$361	$1,069

Weighted average shares outstanding:

Basic	2,601	2,582	2,600	2,578

Employee stock options and other	—	144	143	153

Diluted	2,601	2,726	2,743	2,731

Earnings (loss) per common share:

Before cumulative effect of change in accounting principle:

Basic	$(0.04)	$0.23	$0.14	$0.44

Diluted	$(0.04)	$0.22	$0.13	$0.41

After cumulative effect of change in accounting principle:

Basic	$(0.04)	$0.23	$0.14	$0.41

Diluted	$(0.04)	$0.22	$0.13	$0.39

For the three-months ended August 3, 2001, 130 employee stock options and other were excluded from the computation of diluted earnings per share due to the antidilutive effect.

NOTE 5 — COMPREHENSIVE INCOME

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, unrealized gains and losses on derivative financial instruments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three- and six-month periods ended August 3, 2001 and July 28, 2000, was as follows (in millions):

	Three Months Ended		Six Months Ended

	August 3,	July 28,	August 3,	July 28,
	2001	2000	2001	2000

Comprehensive income (loss):

Net income	$(101)	$603	$361	$1,069

Foreign currency translations	—	(2)	1	—

Unrealized gains (losses) on derivative financial instruments	(39)	—	9	—

Unrealized gains (losses) on marketable securities	3	372	(74)	275

Total comprehensive income (loss)	$(137)	$973	$297	$1,344

NOTE 6 — SEGMENT INFORMATION

The Company has three reportable business segments: the Americas, Europe, and Asia Pacific-Japan regions.

The accounting policies of the geographic segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2001. The Company allocates resources to and evaluates performance of its geographic segments based on balanced priorities of liquidity, profitability and growth. Transfers between geographic areas are recorded using internal transfer prices set by the Company. During the three-month period ended August 3, 2001, the Asia Pacific-Japan region began producing notebook computer systems for the Americas region.

The table below presents information about the Company’s reportable segments for the three- and six-month periods ended August 3, 2001 and July 28, 2000:

	Three Months Ended August 3, 2001

			Asia Pacific
	Americas	Europe	-Japan	Eliminations	Consolidated

	(in millions)

Net revenue from unaffiliated customers	$5,402	$1,483	$726	$—	$7,611

Transfers between geographic segments	3	—	357	(360)	—

Total net revenue	$5,405	$1,483	$1,083	$(360)	$7,611

Operating income	$465	$88	$38	$(4)	$587

Special charge					(482)

Corporate expenses					(42)

Total operating income					$63

Depreciation and amortization	$37	$11	$7	$—	$55

Corporate depreciation and amortization					5

Total depreciation and amortization					$60

Identifiable assets	$2,262	$980	$555	$—	$3,797

General corporate assets					9,379

Total assets					$13,176

	Three Months Ended July 28, 2000

			Asia Pacific
	Americas	Europe	-Japan	Eliminations	Consolidated

	(in millions)

Net revenue from unaffiliated customers	$5,586	$1,454	$630	$—	$7,670

Transfers between geographic segments	14	2	2	(18)	—

Total net revenue	$5,600	$1,456	$632	$(18)	$7,670

Operating income	$663	$102	$52	$—	$817

Corporate expenses					(81)

Total operating income					$736

Depreciation and amortization	$25	$14	$6	$—	$45

Corporate depreciation and amortization					11

Total depreciation and amortization					$56

Identifiable assets	$2,928	$1,089	$499	$—	$4,516

General corporate assets					8,894

Total assets					$13,410

	Six Months Ended August 3, 2001

			Asia Pacific
	Americas	Europe	-Japan	Eliminations	Consolidated

	(in millions)

Net revenue from unaffiliated customers	$10,847	$3,235	$1,557	$—	$15,639

Transfers between geographic segments	11	1	357	(369)	—

Total net revenue	$10,858	$3,236	$1,914	$(369)	$15,639

Operating income	$891	$219	$99	$(4)	$1,205

Special charge					(482)

Corporate expenses					(72)

Total operating income					$651

Depreciation and amortization	$78	$24	$13	$—	$115

Corporate depreciation and amortization					10

Total depreciation and amortization					$125

Identifiable assets	$2,262	$980	$555	$—	$3,797

General corporate assets					9,379

Total assets					$13,176

	Six Months Ended July 28, 2000

			Asia Pacific
	Americas	Europe	-Japan	Eliminations	Consolidated

	(in millions)

Net revenue from unaffiliated customers	$10,709	$3,027	$1,214	$—	$14,950

Transfers between geographic segments	29	3	2	(34)	—

Total net revenue	$10,738	$3,030	$1,216	$(34)	$14,950

Operating income	$1,227	$185	$99	$—	$1,511

Corporate expenses					(150)

Total operating income					$1,361

Depreciation and amortization	$52	$27	$11	$—	$90

Corporate depreciation and amortization					18

Total depreciation and amortization					$108

Identifiable assets	$2,928	$1,089	$499	$—	$4,516

General corporate assets					8,894

Total assets					$13,410

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

Results of Operations

During the second quarter and first six months of fiscal 2002, the Company continued to optimize the profitable (excluding the special charge) share growth strategy it began to execute during the fourth quarter of fiscal 2001. Overall, net unit shipments increased significantly compared to the industry, and the Company widened its lead as the world’s No. 1 supplier of computer systems. At the same time soft demand and global economic weakness has continued to result in lower overall technology spending and a highly competitive industry pricing environment. This pricing environment — together with the Company’s practice of rapidly passing component cost declines to its customers — has resulted in lower average revenue per unit, relatively flat to down net revenues on a year-over-year and sequential basis, and downward pressure on gross margins and operating margins. Management currently expects to maintain its strategy of profitable market share growth with a focus on stabilizing overall profitability relative to revenue growth.

The following table sets forth for the periods indicated the percentage of consolidated net revenue represented by certain items in the Company’s Condensed Consolidated Statement of Operations.

	Percentage of Consolidated Net Revenue

	Three Months Ended		Six Months Ended

	August 3,	July 28,	August 3,	July 28,
	2001	2000	2001	2000

Net revenue:

Americas	71.0%	72.8%	69.3%	71.6%

Europe	19.5	19.0	20.7	20.3

Asia Pacific-Japan	9.5	8.2	10.0	8.1

	100.0	100.0	100.0	100.0

Gross margin	17.5	21.3	17.8	20.9

Selling, general and administrative	8.8	10.1	9.0	10.2

Research, development and engineering	1.5	1.6	1.5	1.6

Special charge	6.4	—	3.1	—

Total operating expenses	16.7	11.7	13.6	11.8

Operating income	0.8	9.6	4.2	9.1

Investment and other income (loss), net	(2.7)	1.6	(1.0)	1.7

Income (loss) before income taxes and cumulative effect of change in accounting principle	(1.9)	11.2	3.2	10.8

Net income (loss)	(1.3)%	7.9%	2.3%	7.2%

Net Revenue

For the second quarter and first six months of fiscal 2002, consolidated net revenue decreased 1% and increased 5%, respectively, over the comparable periods in fiscal 2001 and decreased 5% sequentially. Overall net revenue has been adversely impacted as growth in net unit shipments has been offset by declines in average per-unit revenues.

Net unit shipments for the second quarter grew 19% year-over-year and 1% sequentially as the Company continues to profitably grow market share in all regions and product categories. Net unit shipments of the Company’s enterprise systems, which include servers, storage products and workstations, grew 33% over the same period a year ago and 1% sequentially. For the second straight quarter the Company ranked No. 1 in the United States for server shipments. Additionally, during the quarter the Company became the world’s No. 1 supplier of notebook computer systems, as shipments increased 22% compared to the prior year period and decreased 1% sequentially. Desktop shipments increased 18% year-over-year and increased 1% sequentially.

In the Americas region, net revenue declined 3% in the second quarter of fiscal 2002 compared to the same quarter of fiscal 2001, and declined 1% sequentially. Net revenue in the Europe region increased 2% during the second quarter of fiscal 2002 compared to the same period of fiscal 2001, while declining 15% sequentially. In Asia Pacific-Japan, net revenue increased 15% year-over-year and declined 13% sequentially. The market factors that affected the Americas (and the U.S. in particular) in the first quarter — rapidly softening industry unit demand and declining per-unit revenues — spread to Europe and Asia Pacific-Japan in the second quarter. Europe and Asia Pacific-Japan were also negatively impacted by seasonal demand patterns in UK/ Ireland and in Japan, respectively.

Average revenue per unit sold in the second quarter of fiscal year 2002 decreased 17% compared to the same period a year ago and 6% sequentially. This decrease was primarily due to price reductions resulting from component cost declines and the Company’s strategy of leveraging its direct-to-customer model to drive profitable market share growth. Management expects that the current pricing environment will likely continue in the near future as the Company and its competitors experience soft demand and continued uncertainty in the overall economy.

Gross Margin

As a percentage of consolidated net revenue, gross margin decreased from 21.3% in the second quarter of fiscal 2001 to 17.5% in the same period of fiscal 2002, while declining 0.5% sequentially. On a year-to-date basis, gross margin decreased from 20.9% during the first six months of fiscal 2001 to 17.8% during the first six months of fiscal 2002. Most of the year-over-year decrease occurred as a result of intense price competition and the Company’s strategy to drive profitable market share growth. Based on the industry, economic and other factors discussed above, the Company currently expects that this gross margin environment will likely continue to be challenging, but the Company’s intent is to stabilize operating margins. Management believes that the strength of the Company’s direct-to-customer business model, as well as its strong liquidity position, result in the Company being better positioned than its competitors to profitably grow market share in the current business climate.

Operating Expenses

The following table presents certain information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended		Six Months Ended

	August 3,	July 28,	August 3,	July 28,
	2001	2000	2001	2000

Operating Expenses:

Selling, general and administrative	$672	$774	$1,409	$1,524

Percentage of net revenue	8.8%	10.1%	9.0%	10.2%

Research, development and engineering	$113	$124	$236	$241

Percentage of net revenue	1.5%	1.6%	1.5%	1.6%

Special charge	$482	—	$482	—

Percentage of net revenue	6.4%	—	3.1%	—

Total operating expenses	$1,267	$898	$2,127	$1,765

Percentage of net revenue	16.7%	11.7%	13.6%	11.8%

Selling, general and administrative expenses, excluding the special charge, decreased in absolute dollar amounts and as a percentage of revenue for the first six months and the second quarter of fiscal 2002 from the same periods of fiscal 2001. As revenue growth expectations were trimmed during fiscal 2001 and into 2002, management has taken steps to manage expenses relative to actual growth rates, and as a result, selling, general and administrative expenses as a percentage of net revenues have declined for five consecutive quarters, excluding special charges.

Management believes that the Company will continue to improve efficiencies and control selling, general and administrative expenses relative to revenue growth to continue to optimize overall profitability and grow market share. During the second quarter of fiscal 2002, the Company undertook a program to reduce its workforce and to exit certain activities to further align its cost structure with current economic and industry conditions. A special charge of $482 million related to these actions was recorded in operating expenses in the second quarter. This charge included $134 million related to employee separations, $169 million related to facility consolidations, and $179 million of other asset impairments and exit costs. Other asset impairments and exit costs include $75 million to write down goodwill and intellectual property associated with the acquisition of ConvergeNet Technologies, Inc. to current fair value.

In addition to the $482 million charge, the Company also recorded an impairment charge of $260 million during the second quarter reflecting other than temporary declines in fair value of certain investments. This charge is reflected in investment and other income (loss), net.

The Company announced plans to eliminate approximately 4,000 employee positions (5,700 including the fiscal 2001 special charge) worldwide from various business functions and job classes. Substantially all of the employees have been separated from the Company. These actions, together with those undertaken in the fourth quarter of the prior fiscal year, are expected to result in annual savings of nearly $500 million. These savings are expected to be partially reinvested via pricing, selling incentives, and research and development activities to support continued unit growth in the Company’s enterprise systems. The Company will continue to manage its operating expenses relative to expected revenue growth, and will undertake additional cost-cutting actions if necessary to enable it to continue to optimize profitability and grow market share.

The Company continues to invest in research, development and engineering activities to develop and introduce new products and to support its continued goal of improving and developing efficient procurement, manufacturing and distribution processes. For the three- and six-months ended August 3, 2001, research, development and engineering expenses decreased in absolute dollars and as a percent of revenue as compared to the prior year periods as the Company managed its spending in light of current industry conditions. The Company expects to continue to invest in research, development and engineering activity, with an increasing emphasis on enterprise products, including servers and storage.

Investment and Other Income (Loss), Net

Investment and other income (loss), net primarily includes interest income and expense, gains (losses) from the sale of investments, impairment charges for other than temporary declines in fair value of investments and foreign exchange transaction gains and losses. For the three- and six-months ended August 3, 2001, investment and other income (loss), net, was ($207) million and ($149) million, respectively, including the previously mentioned impairment charges of $260 million to write down the carrying value of certain investments.

Income Taxes

The Company’s effective tax rate was 28% for six-months ended August 3, 2001 as compared to 30% for the second quarter and first six months of fiscal 2001. The differences in the effective tax rates result primarily from changes in the geographical distribution of taxable income. The effective tax rate of 30% for the second quarter of fiscal 2002 results from revising the expected full year fiscal 2002 effective tax rate to 28%. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35%, principally because of the Company’s geographical distribution of taxable income.

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in millions):

	August 3,	February 2,
	2001	2001

Cash and investments	$7,806	$7,856

Working capital	$1,568	$2,948

Days of sales in accounts receivable	32	32

Days of supply in inventory	4	5

Days in accounts payable	66	58

Cash conversion cycle	(30)	(21)

At August 3, 2001, the Company had approximately $7.8 billion of cash and investments. Of that amount, investments in equity securities totaled approximately $456 million with cost approximating fair value. The principal source of the Company’s cash is from its operations. During the first half of fiscal 2002, the Company generated $1.8 billion in cash flows from operating activities, resulting primarily from the Company’s net income, efficient asset management evidenced by a Company record cash conversion cycle of negative 30 days (an improvement of 9 days from the beginning of the fiscal year), and income tax benefits that resulted from the exercise of employee stock options. Capital expenditures during the first six months of fiscal 2002 were $145 million. For all of fiscal year 2002, similar capital expenditures are currently expected to be in the range of $300 to $350 million.

The Company maintains master lease facilities providing the capacity to fund up to $1.2 billion. The combined facilities provide for the ability of the Company to lease certain real property, buildings and equipment to be constructed or acquired. At August 3, 2001, $634 million of the combined facilities had been utilized.

The Company has a share repurchase program that it uses primarily to manage the dilution resulting from shares issued under the Company’s employee stock plans. As of the end of the first quarter of fiscal 2002, the Company had cumulatively repurchased 905 million shares out of its authorized one billion share repurchase program, for an aggregate cost of $8.3 billion. During the second quarter of fiscal 2002, the Company repurchased 17 million shares of common stock for an aggregate cost of $739 million. The Company utilizes equity instrument contracts to facilitate its repurchase of common stock. At August 3, 2001, the Company held equity options and forwards that allow for the purchase of 56 million shares of common stock at an average price of $51 per share. At August 3, 2001, the Company also had outstanding put obligations covering 81 million shares with an average exercise price of $44 per share. The equity instruments are exercisable only at the date of expiration and expire at various dates through the first quarter of fiscal 2004. The outstanding put obligations and forwards at August 3, 2001 permitted net share settlement at the Company’s option and, therefore, did not result in a put obligation liability on the accompanying Condensed Consolidated Statement of Financial Position.

Management believes that the Company’s cash provided from operations will continue to be sufficient to support its operations and capital requirements. The Company anticipates that it will continue to utilize its strong liquidity and cash flows to expand the Company’s presence in high-end systems (servers, storage, notebooks, and complimentary products), expand geographically, improve the efficiency and effectiveness of its direct-to-customer model, and repurchase its common stock.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the Company’s stockholders was held on July 19, 2001. At that meeting, one proposal was submitted to a vote of the Company’s stockholders — to elect four Class I directors (with Donald J. Carty, William H. Gray III, Judy C. Lewent and Thomas W. Luce III being the nominees). At the close of business on the record date for the meeting (which was May 25, 2001), there were 2,605,412,659 shares of common stock outstanding and entitled to be voted at the meeting. Holders of 2,220,360,334 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy. The following table sets forth the results of the voting:

	Number of Votes

Proposal	For	Withheld

Proposal 1. Election of directors:

Donald J. Carty	2,201,907,071	18,453,263

William H. Gray III	2,201,545,833	18,814,501

Judy C. Lewent	2,200,753,412	19,606,922

Thomas W. Luce III	2,163,539,062	56,821,272

Consequently, the stockholders elected each of the directors nominated by the Board.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit
No.	Description of Exhibit

3.1	— Restated Certificate of Incorporation, filed July 16, 2001.

(b)  Reports on Form 8-K.

         None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL COMPUTER CORPORATION

September 17, 2001

/s/ JAMES M. SCHNEIDER

James M. Schneider
Senior Vice President and Chief
Financial Officer
(On behalf of the registrant and as principal
accounting and financial officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1	— Restated Certificate of Incorporation, filed July 16, 2001.