Form 10-Q
period 2001-11-02
DELL COMPUTER CORP
filed 2001-12-17
CIK 826083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 2, 2001

Commission File Number: 0-17017

Dell Computer Corporation

(Exact name of registrant as specified in its charter)

Delaware	74-2487834
(State of incorporation)	(I.R.S. Employer ID No.)

807 Las Cimas Parkway, Building 2

Austin, Texas 78746
(Address of principal executive offices)

(512) 338-4400

(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

As of the close of business on November 30, 2001, 2,607 million shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions, except per share amounts; unaudited)

	November 2,	February 2,
	2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$3,442	$4,910
Short-term investments	309	528
Accounts receivable, net	2,692	2,895
Inventories	269	400
Other	918	758

Total current assets	7,630	9,491
Property, plant and equipment, net	806	996
Investments	4,267	2,418
Other non-current assets	514	530

Total assets	$13,217	$13,435

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,771	$4,286
Accrued and other	2,376	2,257

Total current liabilities	7,147	6,543
Long-term debt	518	509
Other	770	761

Total liabilities	8,435	7,813

Stockholders’ equity:
Preferred stock and capital in excess of $0.01 par value; shares authorized: 5; shares issued and outstanding: none	—	—
Common stock and capital in excess of $0.01 par value; shares authorized: 7,000; shares issued: 2,642 and 2,601, respectively	5,445	4,795
Retained earnings	908	839
Treasury stock, at cost; 35 shares and no shares, respectively	(1,509)	—
Other comprehensive income	16	62
Other	(78)	(74)

Total stockholders’ equity	4,782	5,622

Total liabilities and stockholders’ equity	$13,217	$13,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended

	November 2,	October 27,	November 2,	October 27,
	2001	2000	2001	2000

Net revenue	$7,468	$8,264	$23,107	$23,214
Cost of revenue	6,155	6,506	19,016	18,330

Gross margin	1,313	1,758	4,091	4,884

Operating expenses:
Selling, general and administrative	662	814	2,071	2,338
Research, development and engineering	107	126	343	367
Special charge	—	—	482	—

Total operating expenses	769	940	2,896	2,705

Operating income	544	818	1,195	2,179
Investment and other income (loss), net	51	145	(98)	395

Income before income taxes and cumulative effect of change in accounting principle	595	963	1,097	2,574
Income tax provision	166	289	307	772

Income before cumulative effect of change in accounting principle	429	674	790	1,802
Cumulative effect of change in accounting principle, net	—	—	—	59

Net income	$429	$674	$790	$1,743

Earnings per common share:
Before cumulative effect of change in accounting principle:
Basic	$0.16	$0.26	$0.30	$0.70

Diluted	$0.16	$0.25	$0.29	$0.66

After cumulative effect of change in accounting principle:
Basic	$0.16	$0.26	$0.30	$0.68

Diluted	$0.16	$0.25	$0.29	$0.64

Weighted average shares outstanding:
Basic	2,611	2,586	2,604	2,581
Diluted	2,728	2,739	2,738	2,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended

	November 2,	October 27,
	2001	2000

Cash flows from operating activities:
Net income	$790	$1,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185	172
Tax benefits of employee stock plans	306	739
Special charge	742	—
(Gain) loss on sale of investments	1	(244)
Other	130	283
Changes in:
Operating working capital	599	105
Non-current assets and liabilities	11	195

Net cash provided by operating activities	2,764	2,993

Cash flows from investing activities:
Investments:
Purchases	(4,513)	(2,242)
Maturities and sales	2,608	1,449
Capital expenditures	(209)	(375)

Net cash used in investing activities	(2,114)	(1,168)

Cash flows from financing activities:
Purchase of common stock	(2,259)	(1,845)
Issuance of common stock under employee plans and other	214	239

Net cash used in financing activities	(2,045)	(1,606)

Effect of exchange rate changes on cash	(73)	(52)

Net increase (decrease) in cash	(1,468)	167
Cash and cash equivalents at beginning of period	4,910	3,809

Cash and cash equivalents at end of period	$3,442	$3,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dell Computer Corporation (the “Company”) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2001. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at November 2, 2001 and February 2, 2001, and the results of their operations and their cash flows for the interim periods ended November 2, 2001 and October 27, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

Effective with the beginning of the second quarter of fiscal 2002, the Company began holding repurchased shares of its common stock as treasury stock. Historically, the Company retired all such repurchased shares. As of November 2, 2001, the Company held 35 million shares in treasury stock at an aggregate cost of $1.5 billion.

NOTE 2 — SPECIAL CHARGES

During the second quarter of fiscal 2002, the Company undertook a program to further reduce its workforce and to exit certain activities during fiscal 2002 to align its cost structure with ongoing economic and industry conditions. A special charge of $482 million related to these actions was recorded in operating expenses in the second quarter. A summary of this charge is as follows (in millions):

			Non-	Liability at
	Total		Cash	November 2,
	Charge	Paid	Charges	2001

Employee separations	$134	$(92)	$—	$42
Facility consolidations	169	(30)	(79)	60
Other asset impairments and exit costs	179	(3)	(152)	24

Total	$482	$(125)	$(231)	$126

The Company eliminated approximately 4,000 employee positions worldwide from various business functions and job classes. Other asset impairments and exit costs included $75 million to write down goodwill and intellectual property associated with the acquisition of ConvergeNet Technologies, Inc. to current fair value.

In addition to the $482 million charge described above, the Company also recorded an impairment charge of $260 million during the second quarter reflecting other than temporary declines in fair value of certain investments. This charge was recorded in investment and other income (loss), net.

During the fourth quarter of fiscal 2001, the Company undertook a program to reduce its workforce and to exit certain facilities during fiscal year 2002. Total charges recorded were $105 million. As of November 2, 2001, $30 million remains in accrued and other liabilities related to this charge, substantially all of which relates to costs for abandonment of facilities.

NOTE 3 — INVENTORIES

	November 2,	February 2,
	2001	2001

	(in millions)
Inventories:
Production materials	$133	$95
Work-in-process and finished goods	136	305

	$269	$400

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

	Three Months Ended		Nine Months Ended

	November 2,	October 27,	November 2,	October 27,
	2001	2000	2001	2000

Net income	$429	$674	$790	$1,743

Weighted average shares outstanding:
Basic	2,611	2,586	2,604	2,581
Employee stock options and other	117	153	134	153

Diluted	2,728	2,739	2,738	2,734

Earnings per common share:
Before cumulative effect of change in accounting principle:
Basic	$0.16	$0.26	$0.30	$0.70

Diluted	$0.16	$0.25	$0.29	$0.66

After cumulative effect of change in accounting principle:
Basic	$0.16	$0.26	$0.30	$0.68

Diluted	$0.16	$0.25	$0.29	$0.64

NOTE 5 — COMPREHENSIVE INCOME

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, unrealized gains and losses on derivative financial instruments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three- and nine-month periods ended November 2, 2001 and October 27, 2000, was as follows (in millions):

	Three Months Ended		Nine Months Ended

	November 2,	October 27,	November 2,	October 27,
	2001	2000	2001	2000

Comprehensive income:
Net income	$429	$674	$790	$1,743
Foreign currency translation	—	7	1	7
Unrealized gains (losses) on derivative financial instruments	(6)	—	3	—
Unrealized gains (losses) on investments	24	(482)	(50)	(207)

Total comprehensive income	$447	$199	$744	$1,543

NOTE 6 — SEGMENT INFORMATION

The Company has three reportable business segments: the Americas, Europe, and Asia Pacific-Japan regions.

The accounting policies of the geographic segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2001. The Company allocates resources to and evaluates performance of its geographic segments based on balanced priorities of liquidity, profitability and growth. Inter-segment transfers are excluded and corporate expenses are included in the Company’s measure of segment operating income for management reporting purposes.

The table below presents information about the Company’s reportable segments for the three- and nine-month periods ended November 2, 2001 and October 27, 2000:

	Three Months Ended		Nine Months Ended

	November 2,	October 27,	November 2,	October 27,
	2001	2000	2001	2000

Net revenue
Americas	$5,251	$6,064	$16,098	$16,773
Europe	1,509	1,537	4,744	4,564
Asia Pacific-Japan	708	663	2,265	1,877

Total net revenue	$7,468	$8,264	$23,107	$23,214

Operating income
Americas	$431	$698	$1,265	$1,814
Europe	83	81	292	238
Asia Pacific-Japan	30	39	120	127
Special charge	—	—	(482)	—

Total operating income	$544	$818	$1,195	$2,179

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

Results of Operations

During the third quarter and first nine months of fiscal 2002, the Company continued to optimize the profitable share growth strategy it began to execute during the fourth quarter of fiscal 2001. Overall, net unit shipments increased significantly compared to the industry, and the Company widened its lead as the world’s No. 1 supplier of computer systems. At the same time soft demand and global economic weakness have continued to result in lower overall technology spending and a highly competitive industry pricing environment. This pricing environment — together with the Company’s practice of rapidly passing component cost declines to its customers — has resulted in lower average revenue per unit, a decline in net revenues on a year over year and sequential basis, and pressure on gross margins and operating margins. Management currently expects to maintain its strategy of profitable market share growth with a focus on improving overall profitability relative to revenue growth.

The following table sets forth for the periods indicated the percentage of consolidated net revenue represented by certain items in the Company’s Condensed Consolidated Statement of Operations.

	Percentage of Consolidated Net Revenue

	Three Months Ended		Nine Months Ended

	November 2,	October 27,	November 2,	October 27,
	2001	2000	2001	2000

Net revenue:
Americas	70.3%	73.4%	69.7%	72.3%
Europe	20.2	18.6	20.5	19.6
Asia Pacific-Japan	9.5	8.0	9.8	8.1

	100.0	100.0	100.0	100.0

Gross margin	17.6	21.3	17.7	21.0
Selling, general and administrative	8.9	9.9	9.0	10.1
Research, development and engineering	1.4	1.5	1.4	1.6
Special charge	—	—	2.1	—

Total operating expenses	10.3	11.4	12.5	11.7

Operating income	7.3	9.9	5.2	9.3
Investment and other income (loss), net	0.7	1.8	(0.4)	1.8

Income before income taxes and cumulative effect of change in accounting principle	8.0	11.7	4.8	11.1

Net income	5.7%	8.2%	3.4%	7.5%

Net Revenue

For the third quarter and first nine months of fiscal 2002, consolidated net revenue decreased 10% and remained flat, respectively, over the comparable periods in fiscal 2001 and decreased 2% sequentially. Overall net revenue has been adversely impacted as growth in net unit shipments has been offset by declines in average per-unit revenues.

Net unit shipments for the third quarter grew 8% year over year and 2% sequentially as the Company continues to profitably grow market share in all regions and product categories. Net unit shipments of the

Company’s enterprise systems, which include servers and workstations, grew 20% over the same period a year ago and 3% sequentially. During the quarter the Company extended its lead as the world’s No. 1 supplier of notebook computer systems, as shipments increased 18% compared to the prior year period and increased 4% sequentially. Desktop shipments increased 4% year over year and increased 2% sequentially.

In the Americas region, net revenue declined 13% in the third quarter of fiscal 2002 compared to the same quarter of fiscal 2001, and declined 3% sequentially. Net revenue in the Europe region decreased 2% during the third quarter of fiscal 2002 compared to the same period of fiscal 2001, while increasing 2% sequentially. In Asia Pacific-Japan, net revenue increased 7% year over year and declined 2% sequentially. Softness in the global economy continues to impact overall demand.

Average revenue per unit sold in the third quarter of fiscal 2002 decreased 16% compared to the same period a year ago and 4% sequentially. This decrease was primarily due to price reductions resulting from component cost declines and the Company’s strategy of leveraging its direct-to-customer model to drive profitable market share growth. Management expects that the current pricing environment will likely continue in the near future as the Company and its competitors experience soft demand and continued uncertainty in the overall economy.

Gross Margin

As a percentage of consolidated net revenue, gross margin decreased from 21.3% in the third quarter of fiscal 2001 to 17.6% in the same period of fiscal 2002, while improving 0.1% sequentially. On a year-to-date basis, gross margin decreased from 21.0% during the first nine months of fiscal 2001 to 17.7% during the same period of fiscal 2002. The year-over-year decrease occurred primarily as a result of intense price competition and the continued execution of the Company’s strategy to drive profitable market share growth. Based on the industry, economic and other factors discussed above, the Company currently expects that this gross margin environment will continue to be challenging, but the Company’s intent is to focus on improving operating margins as the economy improves. Management believes that the strength of the Company’s direct-to-customer business model, as well as its strong liquidity position, result in the Company being better positioned than its competitors to profitably grow market share in the current business climate.

Operating Expenses

The following table presents certain information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended		Nine Months Ended

	November 2,	October 27,	November 2,	October 27,
	2001	2000	2001	2000

Operating Expenses:
Selling, general and administrative	$662	$814	$2,071	$2,338
Percentage of net revenue	8.9%	9.9%	9.0%	10.1%
Research, development and engineering	$107	$126	$343	$367
Percentage of net revenue	1.4%	1.5%	1.4%	1.6%
Special charge	$—	—	$482	—
Percentage of net revenue	—	—	2.1%	—
Total operating expenses	$769	$940	$2,896	$2,705
Percentage of net revenue	10.3%	11.4%	12.5%	11.7%

Selling, general and administrative expenses, excluding the special charge, decreased in absolute dollar amounts and as a percentage of revenue for the first nine months and the third quarter of fiscal 2002 from the same periods of fiscal 2001. As revenue growth expectations were trimmed during fiscal 2001 and into 2002, management took steps to manage expenses relative to actual growth rates. As a result, selling, general and administrative expenses as a percentage of net revenues declined to 8.9% of revenue in the third quarter, down from 9.9% in the same period a year ago.

Management believes that the Company will continue to improve efficiencies and control selling, general and administrative expenses relative to revenue growth to continue to optimize overall profitability and grow market share. During the second quarter of fiscal 2002, the Company undertook a program to further reduce its workforce and to exit certain activities to align its cost structure with current economic and industry conditions. A special charge of $482 million related to these actions was recorded in operating expenses in the second quarter. This charge included $134 million related to employee separations, $169 million related to facility consolidations, and $179 million of other asset impairments and exit costs. Other asset impairments and exit costs include $75 million to write down goodwill and intellectual property associated with the acquisition of ConvergeNet Technologies, Inc. to current fair value.

In addition to the $482 million charge, the Company also recorded an impairment charge of $260 million during the second quarter reflecting other than temporary declines in fair value of certain investments. This charge is reflected in investment and other income (loss), net, for the nine months ended November 2, 2001.

The Company eliminated approximately 4,000 employee positions (5,700 including the fiscal 2001 special charge) worldwide from various business functions and job classes. These actions, together with those undertaken in the fourth quarter of the prior fiscal year, are expected to result in annual savings of nearly $500 million. These savings are expected to be partially reinvested via pricing, selling incentives, and research and development activities to support continued unit growth in the Company’s enterprise systems. The Company will continue to manage its operating expenses relative to expected revenue growth, and will undertake additional cost-cutting actions if necessary to enable it to continue to optimize profitability and grow market share.

The Company continues to invest in research, development and engineering activities to develop and introduce new products and to support its continued goal of improving and developing efficient procurement, manufacturing and distribution processes. For the three- and nine-months ended November 2, 2001, research, development and engineering expenses decreased in absolute dollars and as a percent of revenue as compared to the prior year periods as the Company managed its spending in light of current industry conditions. The Company expects to continue to invest in research, development and engineering activity, with an increasing emphasis on enterprise products, including servers and storage.

Investment and Other Income (Loss), net

Investment and other income (loss), net primarily includes interest income and expense, gains (losses) from the sale of investments, impairment charges for other than temporary declines in fair value of investments, and foreign exchange transaction gains and losses. For the three- and nine-month periods ended November 2, 2001, investment and other income (loss), net, was $51 million and ($98) million, respectively. The year-to-date amount includes the previously mentioned impairment charges of $260 million to write down the carrying value of certain investments. Compared to the prior year, investment and other income (loss), net, for the three- and nine-month periods (excluding the $260 million charge) has decreased primarily due to lower net gains from the Company’s private and public company equity security portfolio.

Income Taxes

The Company’s effective tax rate was 28% for the three- and nine-month periods ended November 2, 2001, as compared to 30% for the same periods of fiscal 2001. The differences in the effective tax rates result primarily from changes in the geographical distribution of taxable income. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35%, principally because of the Company’s geographical distribution of taxable income.

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in millions):

	November 2,	February 2,
	2001	2001

Cash and investments	$8,018	$7,856
Working capital	$483	$2,948
Days of sales in accounts receivable	32	32
Days of supply in inventory	4	5
Days in accounts payable	70	58

Cash conversion cycle	(34)	(21)

At November 2, 2001, the Company had approximately $8.0 billion of cash and investments. Of that amount, investments in equity securities totaled approximately $281 million with cost approximating fair value. During the third quarter the Company invested relatively more of its total cash and investments in long-term investment grade securities in order to yield higher interest income. The principal source of the Company’s cash is from its operations. During the first nine months of fiscal 2002, the Company generated $2.8 billion in cash flows from operating activities, resulting primarily from the Company’s net income, efficient asset management evidenced by a Company record cash conversion cycle of negative 34 days (an improvement of 13 days from the beginning of the fiscal year), and income tax benefits that resulted from the exercise of employee stock options. As of November 2, 2001, working capital had declined from the previous fiscal year end due to the aforementioned additional long-term investments and the improvement in the Company’s cash conversion cycle. Capital expenditures during the first nine months of fiscal 2002 were $209 million. For all of fiscal year 2002, similar capital expenditures are currently expected to be approximately $300 million.

The Company maintains master lease facilities providing the capacity to fund up to $1.2 billion. The combined facilities provide for the ability of the Company to lease certain real property, buildings and equipment to be constructed or acquired. At November 2, 2001, $636 million of the combined facilities had been utilized.

The Company has a share repurchase program that it uses primarily to manage the dilution resulting from shares issued under the Company’s employee stock plans. As of the end of the third quarter of fiscal 2002, the Company had cumulatively repurchased 923 million shares out of its authorized one billion share repurchase program, for an aggregate cost of $9.1 billion. During the third quarter of fiscal 2002, the Company repurchased 18 million shares of common stock for an aggregate cost of $769 million. The Company utilizes equity instrument contracts to facilitate its repurchase of common stock. At November 2, 2001, the Company held equity options and forwards that allow for the purchase of 40 million shares of common stock at an average price of $53 per share. At November 2, 2001, the Company also had outstanding put obligations covering 66 million shares with an average exercise price of $44 per share. The equity instruments are exercisable only at the date of expiration and expire at various dates through the first quarter of fiscal 2004. The outstanding put obligations and forwards at November 2, 2001 permitted net share settlement at the Company’s option and, therefore, did not result in a put obligation liability on the accompanying Condensed Consolidated Statement of Financial Position.

Management believes that the Company’s cash provided from operations will continue to be sufficient to support its operations and capital requirements. The Company anticipates that it will continue to utilize its strong liquidity and cash flows to expand the Company’s presence in high-end systems (servers, storage, notebooks, and complementary products), expand geographically, improve the efficiency and effectiveness of its direct-to-customer model, and repurchase its common stock.

Factors Affecting the Company’s Business and Prospects

There are numerous factors that affect the Company’s business and the results of its operations. These factors include general economic and business conditions; the level of demand for the Company’s products and services; the level and intensity of competition in the technology industry and the pricing pressures that have resulted; the ability of the Company to timely and effectively manage periodic product transitions, as well as component availability and cost; the ability of the Company to develop new products based on new or evolving technology and the market’s acceptance of those products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period; the Company’s ability to recover its investments in venture capital activities; the Company’s ability to effectively manage its operating costs; and the effect of armed hostilities or other conflict on the economy generally, on the level of demand for the Company’s products and services and on the Company’s ability to manage its supply and delivery logistics in such an environment. For a discussion of these and other factors affecting the Company’s business and prospects, see “Item 1 — Business — Factors Affecting the Company’s Business and Prospects” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2001.

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

December 17, 2001

/s/ JAMES M. SCHNEIDER

James M. Schneider
Senior Vice President and Chief
Financial Officer
(On behalf of the registrant and as principal
accounting and financial officer)