Form 10-K
period 2002-02-01
DELL COMPUTER CORP
filed 2002-05-01
CIK 826083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 1, 2002

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

Common Stock, par value $.01 per share

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Aggregate market value of common stock held by non-affiliates of the registrant as of April 15, 2002	$67,151,175,895
Number of shares of common stock outstanding as of April 15, 2002	2,595,716,115

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in July 2002, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

This Annual report on Form 10-K contains forward-looking statements that are based on the Company’s current expectations. Actual results in future periods may differ materially from those expressed or implied by such forward-looking statements because of a number of risks and uncertainties. For a discussion of factors affecting the Company’s business and prospects, see “Item 1 — Business — Factors Affecting the Company’s Business and Prospects.”

PART I

ITEM 1 — BUSINESS

General

Dell Computer Corporation (the “Company”) is the world’s leading computer systems company and a premier provider of computing products and services. In fiscal year 2002 the Company’s revenue was $31.2 billion. The Company was founded in 1984 by Michael Dell on a simple concept: by selling computer systems directly to customers, the Company could best understand customer needs and efficiently provide the most effective computing solutions to meet those needs. The Company’s climb to market leadership is the result of a relentless focus on delivering the best customer experience by selling computer systems and services directly to its customers.

The Company enhances the customer experience by continually striving to introduce efficiencies to its entire business and by rapidly passing those efficiencies on to its customers. The Company’s direct model and its efficient procurement, manufacturing and distribution processes allow the Company to rapidly pass cost-savings directly to its customers.

The Company’s direct model allows the Company to design and customize products and services to meet the specific requirements of its customers. The DellTM line of high-performance computer systems includes PowerEdgeTM servers, PowerAppTM server appliances, PowerVaultTM storage products, PowerConnectTM networking products, Dell PrecisionTM workstations, LatitudeTM and InspironTM notebook computers, and OptiPlexTM, DimensionTM and SmartStepTM desktop computers. The Company also markets and sells Dell/EMC storage products under a long-term strategic relationship with EMC Corporation announced in the third quarter of fiscal 2002. The Company provides targeted services for consulting, deployment and support, as well as an extensive selection of peripheral hardware, including handheld products, and computing software. The Company sells its products and services to a full range of customers, including global enterprises and other large corporations; federal, state and local governments; educational and healthcare institutions; small-to-medium businesses; and consumers.

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

Business Strategy

The Company’s business strategy is based upon the direct model. The direct model seeks to deliver a superior customer experience through direct, comprehensive customer relationships, cooperative research and development with technology partners, use of the Internet, computer systems custom-built to customer specifications, and service and support programs tailored to specific customer needs.

The Company believes that the direct model provides it with several distinct competitive advantages. The direct model eliminates the need to support an extensive network of wholesale and retail dealers, thereby avoiding dealer mark-ups; avoids the higher inventory costs associated with the wholesale/retail channel and the competition for retail shelf space; and reduces the high risk of obsolescence associated with products in a rapidly changing technological market. In addition, the direct model allows the Company to maintain, monitor and update a customer database that can be used to shape future product offerings and post-sale service and support programs. This direct approach allows the Company to rapidly and efficiently deliver relevant technology to its customers.

The Company believes that it has significant opportunities for continued growth. While the Company believes that its business strategy provides it with competitive advantages, there are many factors that may affect the Company’s business and the success of its operations. For a discussion of these factors, see “Item 1 — Business — Factors Affecting the Company’s Business and Prospects.”

Direct Customer Relationships

The Company utilizes its direct customer relationships to understand its customers’ needs and to deliver high quality computer products and services tailored to meet those needs. For large corporate and institutional customers, the Company works with the customer prior to the sale to plan a strategy to meet that customer’s technology needs. After the sale, the Company continues the direct relationship by establishing account teams, consisting of sales, customer service and technical personnel, dedicated to the Company’s large corporate and institutional customers. The Company also establishes direct relationships with small-to-medium businesses and individuals through account representatives, telephone sales representatives or Internet contact. These direct customer relationships provide the Company with a constant flow of information about its customers’ plans and requirements and enable the Company to weigh its customers’ needs against emerging technologies.

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

Custom-Built Computer Systems

The direct model is based on the principle that delivering custom-built computer systems is the most effective business model for providing solutions that are truly relevant to customer needs. This concept, together with the Company’s flexible, build-to-order manufacturing process, enables the Company to achieve faster inventory turnover and reduced inventory levels and allows the Company to rapidly incorporate new technologies and components into its product offerings.

The Internet

The Company leverages its direct customer relationships by continually striving to make it easier for customers to choose, purchase and support their computing environments. The Company enhances and broadens the fundamental competitive advantage of its direct model by continuing to apply the efficiencies of the Internet to its entire business. Approximately half of the Company’s technical support activities occur online and approximately three-quarters of the Company’s order-status transactions occur online.

Custom-Tailored Services and Support Programs

In the same way that the Company’s computer products are built-to-order, services and support programs are designed to fit specific customer requirements. The Company offers a broad range of services and support programs, including online support, onsite customer-dedicated systems engineers, and leasing and asset management services.

Geographic Areas of Operations

The Company conducts operations worldwide and is managed generally on a geographic basis. The three geographic regions are the Americas, Europe and Asia-Pacific and Japan regions. The Americas region is based in Round Rock, Texas, and covers the U.S., Canada, South America and Latin America. The Americas region is further segmented into Business and U.S. Consumer. The Europe region, which is based in Bracknell, England, covers the European countries and also some countries in the Middle East and Africa. The Asia-Pacific and Japan region covers the Pacific Rim, including Japan, India, China, Australia and New Zealand, and is based in Singapore. See “Item 1 — Business — Factors Affecting the Company’s Business and Prospects — International Activities” for information about certain risks of international activities.

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

Products

The Company’s primary product offerings include enterprise systems, notebook computers and desktop computer systems. Enterprise systems include PowerEdge servers; PowerApp server appliances; PowerVault storage products; PowerConnect network switches; and Dell Precision desktop and mobile workstations. The Company also markets and sells Dell/EMC storage products under a long-term strategic relationship with EMC Corporation. The Company offers Latitude and Inspiron notebook computers and Dimension, OptiPlex and SmartStep desktop computer systems.

Enterprise Systems

Servers — The Company offers two lines of server products. The PowerEdge line of servers consists of systems that can operate as file servers, database servers, applications servers and communications/groupware servers in a networked computing environment. The PowerEdge SC family of servers is designed for high-growth small business and small corporate local area network and branch office environments. The PowerApp line of appliance servers are specialized servers that target customers with network traffic management needs and other companies that are developing or enhancing their Internet infrastructures. According to International Data Corporation (“IDC”), during calendar year 2001, the Company ranked number one in the United States and number two worldwide for server shipments.

Storage — The Company’s PowerVault storage offerings are designed to standardize and simplify storage solutions for customers who need complete, affordable storage systems without sacrificing enterprise capabilities. The Company offers a comprehensive portfolio of hardware, software and services for server-attached storage, storage area networks (SAN), and network-attached storage (NAS), targeted at small businesses, as well as workgroups and data centers within enterprises. The Company’s products include SCSI and fibre-channel based storage systems, tape backup systems, SAN and NAS appliances, as well as complimentary storage management software to simplify administration and minimize related costs.

In the third quarter of fiscal year 2002, the Company and EMC announced a long-term strategic alliance. Pursuant to this strategic alliance, the Company and EMC co-brand EMC’s CLARiiON line of enterprise storage systems and Dell resells the CLARiiON product family, including all CLARiiON software and switching products.

Network Switches — The Company introduced the PowerConnect line of network switches during the third quarter of fiscal year 2002. The PowerConnect line is targeted at small and medium businesses to allow those customers to, among other things, efficiently connect client workgroups to servers or to establish local area networks in branch offices.

Workstations — The Company offers the Dell Precision desktop workstation and, in the fourth quarter of fiscal year 2002, introduced the Dell Precision mobile workstation. These products are intended for professional users who demand exceptional performance to run sophisticated applications, such as computer-aided design, digital content creation, geographic information systems, computer animation, software development and financial analysis. According to IDC, in calendar year 2001, Dell held the number one position in worldwide branded workstation unit shipments.

Notebook Computers

The Company offers two lines of notebook computer systems. The Latitude line provides large corporate, government and education customers with reliability, stability and superior battery performance for complex networked environments. The Inspiron line is targeted to home and small business users who require the latest technology and high-end multimedia performance. According to IDC, the Company ranked number one worldwide and in the U.S. in notebook computer shipments in calendar year 2001.

Desktop Computer Systems

The Company offers three lines of desktop computer systems. The OptiPlex desktop computer is designed for corporate and institutional customers who require highly reliable systems within networked environments. Dimension desktop computer is designed for customers who require powerful standalone and peer-to-peer desktop solutions. Dimension customers include corporate and institution customers as well as small businesses and home users. The SmartStep desktop computer, introduced in the third quarter of fiscal year 2002, is designed for first-time Dell computer buyers or for customers who are purchasing a second desktop computer for their home or small business. According to IDC, the Company ranked number one in worldwide and U.S. desktop shipments in calendar year 2001.

Software and Peripheral Products

The Company maintains a variety of software and accessory programs to complement its systems offerings. The Company’s custom factory integration program provides factory-installed off-the-shelf software, installation and configuration of custom hardware and software, asset tagging and labeling. Through www.dell.com, the Company offers over 55,000 competitively priced software and peripheral products from leading manufacturers, making Dell a single source solution for customers. Products offered on www.dell.com include handheld products, memory upgrades, printers, monitors, digital cameras, scanners, software and networking products.

Services

The Company enhances its product offerings with a number of specialized services, including professional consulting services, custom hardware and software integration, leasing and asset management, network installation and support and onsite service.

Consulting Services

Through Dell Technology ConsultingTM, the Company offers a comprehensive portfolio of enterprise-level professional consulting services. The Company’s offerings include the design and implementation of complex storage systems, enterprise hardware training, tuning and proof-of-concept services. The Company also tailors systems to specific customer requirements by integrating custom-configured hardware and software into the Company’s manufacturing process, coordinating delivery and managing all aspects of an on-site installation, including engineer-to-engineer support, technical account management, and single-point-of-accountability support for issue resolution of leading enterprise software applications.

Technical Support and Warranty Programs

The Company offers warranty and technical support for all of its products. The specific terms and conditions of these warranties and service and support options vary depending upon the product sold and country in which the Company does business. For products sold in the United States, the Company provides a basic limited warranty, including parts and labor, for all computer systems for a period ranging from one to three years. The Company offers additional warranties based upon the particular product offered and customer needs. The Company also provides 24-hour telephone-based technical support and a wide array of Internet support. In addition, customers can choose from a variety of customized services and support programs. For example, through the Premier Enterprise Support program, the Company offers a tiered service offering to help satisfy the unique needs of server and storage customers across a range of computing environments. Premier Enterprise Support offers four tiers of service, each of which is designed to meet the varied needs of the Company’s enterprise customers.

Custom Factory Integration Services

The Company offers specialized custom factory integration services designed to address specific hardware and software integration requirements of customers. These services allow the Company to satisfy a customer’s particular integration requirements (whether hardware related, such as specialized network cards, video and graphic boards, modems, tape drives or hard drives; or software related, such as customer proprietary software applications or drivers) at the time the customer’s systems are manufactured. Additionally, through the Company’s ReadyWare program, the Company can factory install a collection of popular off-the-shelf software applications and interface cards.

Leasing Services

The Company offers computer system leasing, as well as a variety of other customer financing programs, for its business and consumer customers in the United States through Dell Financial Services L.P. (“DFS”), a joint venture between the Company and Tyco International. In fiscal year 2002, DFS originated financing arrangements for the Company’s customers totaling $2.7 billion. For government and international customers, the Company also partners with a variety of third-party financing companies to offer leasing services to these customer segments. For additional information about DFS, see Note 8 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

Sales and Marketing

The Company’s customers range from large corporations, government agencies and healthcare and educational institutions to small-to-medium businesses and individuals. In general, the Company uses similar sales and marketing approaches across all customer groups, as demand levels for each customer group are principally driven by similar changes in market prices and overall general economic conditions. Within each region, the Company has divided its sales and marketing forces among the various customer groups to more effectively meet each customer group’s specific needs. No single customer accounted for more than 10% of the Company’s consolidated net revenues during any of the last three fiscal years.

Relationship Customers

The Company has established a broad range of customers based on continuing relationships with large corporations, governmental, healthcare and educational institutions and small-to-medium businesses. The Company maintains a field sales force throughout the world to call on business and institutional customers. The Company develops marketing programs and services specifically geared to meet the needs of these relationship customers. Dedicated account teams, which include field-based system engineers and consultants, form long-term customer relationships to provide each customer with a single source of assistance and to develop specific marketing programs for these customers.

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

Manufacturing

The Company operates manufacturing facilities in and around Austin, Texas; Eldorado do Sul, Brazil; Nashville, Tennessee; Limerick, Ireland; Penang, Malaysia; and Xiamen, China. The Company’s manufacturing process consists of assembly, functional testing and quality control of the Company’s computer systems. Testing and quality control processes are also applied to components, parts and subassemblies obtained from suppliers. The Company’s build-to-order manufacturing process is designed to allow the Company to quickly produce customized computer systems and to achieve rapid inventory turnover and reduced inventory levels, which lessens the Company’s exposure to the risk of declining inventory values. This flexible manufacturing process also allows the Company to quickly incorporate new technologies or components into its product offerings.

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

During fiscal year 2002, the Company incurred $452 million in research, development and engineering expenses, compared with $482 million for fiscal year 2001 and $374 million for fiscal year 2000 (excluding $194 million of acquired in-process research and development). The amount the Company spends on research, development and engineering activities, which the Company believes to be important to its continued success and growth, is determined as part of the annual budget process and is based on cost-benefit analyses and revenue forecasts. The Company prioritizes activities to focus on projects that it believes will have the greatest market acceptance and achieve the highest return on the Company’s investment.

Patents, Trademarks and Licenses

The Company holds a portfolio of approximately 730 U.S. patents and approximately 535 U.S. patent applications pending, and has a number of related foreign patents and patent applications pending. The Company’s U.S. patents expire in years 2003 through 2020. The inventions claimed in those patents and patent applications cover aspects of the Company’s current and possible future computer system products, manufacturing processes and related technologies. The Company is developing a portfolio of patents that it anticipates will be of value in negotiating intellectual property rights with others in the industry.

The Company has obtained U.S. federal trademark registration for its DELL word mark and its Dell logo mark. The Company owns registrations for 42 of its other marks in the U.S. As of February 8, 2002, the Company had pending applications for registration of 50 other trademarks. The DELL word mark, Dell logo and other trademark and service mark registrations in the U.S. may be renewed as long as the mark continues to be used in interstate commerce. The Company believes that establishment of the DELL mark and logo in the U.S. is material to the Company’s operations. The Company has also applied for or obtained registration of the DELL mark and several other marks in approximately 176 other countries or jurisdictions where the Company conducts or anticipates expanding its international business. The Company has also registered approximately 1000 global domain names. In addition, the Company has registered approximately 400 country-specific domain names. The Company has also taken steps to reserve corporate names and to form non-operating subsidiaries in certain foreign countries where the Company anticipates expanding its international business.

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

Employees

On February 1, 2002, the Company had approximately 34,600 regular employees. Approximately 20,200 of those employees were located in the U.S., and approximately 14,400 were located in other countries. The Company believes that its ability to attract and retain qualified personnel is critical to its success and achievement of its business plan. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

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

Backlog

The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that the backlog at any point in time will translate into sales in any subsequent period, as unfilled orders can generally be canceled at will by the customer. At the end of fiscal year 2002, 2001, and 2000, backlog was not material.

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

General Economic and Industry Conditions

Any general economic, business or industry conditions that cause customers or potential customers to reduce or delay their investments in computer systems could have a material adverse effect on the Company’s business, prospects and financial performance. During fiscal 2002, worldwide economic conditions negatively affected demand for the Company’s products and resulted in declining revenue and earnings for the Company compared to fiscal 2001. The Company believes that worldwide economic conditions will improve. However, if such improvements do not occur and economic conditions continue to worsen, or if economic conditions do not improve as rapidly as expected, the Company’s revenue and earnings could be negatively affected.

The September 11, 2001 terrorist attacks on the United States created immediate significant economic and political uncertainty. The long-term effects of such attacks on the Company’s business are unknown, but could be material to the Company. Further terrorists acts or acts of war, whether in the United States or abroad, could cause damage or disruption to the Company, its suppliers, distributors or customers, or could create political or economic instability, any of which could have a material adverse effect on the Company’s business.

Competition

The Company encounters aggressive competition from numerous companies in all aspects of its business. The Company competes on the basis of price, technology availability, performance, quality, reliability, service and support. The Company believes that its cost structure and business model creates a competitive advantage over its competitors. However, the Company cannot provide any assurance that it will be able to maintain this advantage if its competitors alter their cost structure or business model, or take other actions that affect the Company’s current competitive advantage.

International Activities

Sales outside the United States accounted for approximately 35% of the Company’s revenues in fiscal year 2002. The Company’s future growth rates and success are dependent on continued growth and success in international markets. As is the case with most international operations, the success and profitability of the Company’s international operations are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability, unexpected changes in the regulatory environment, trade protection measures, tax laws (including U.S. taxes on foreign operations) and foreign currency exchange rates.

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

Inventory Management/Supplies

The Company’s direct business model gives it the ability to operate with reduced levels of component and finished goods inventories. The Company’s financial success in recent periods has been due in part to its asset management practices, including its ability to achieve rapid inventory turns. However, temporary disruptions in component availability can unfavorably affect the Company’s short-term performance. Supply conditions have generally been favorable both to the Company and to the industry in recent years. However, less favorable supply conditions, as well as other factors, may require or result in increased inventory levels in the future.

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

Risk on Financial Instruments

The Company regularly utilizes derivative instruments to hedge its exposure to fluctuations in foreign currency exchange rates and interest rates. In addition, the Company utilizes equity instrument contracts to execute repurchases of its common stock under its Board-authorized share repurchase program. Some of these instruments and contracts may involve elements of market and credit risk in excess of the amounts recognized in the Consolidated Financial Statements. For additional information about risk on financial instruments, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

Strength of Infrastructure

The Company’s continued success and profitability partly depends on its ability to continue to improve its infrastructure (particularly personnel and information systems) in order to increase operational efficiencies. There can be no assurance that the Company can continue to make sufficient improvements to maintain its competitive advantage.

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

Environmental Laws and Regulation

Certain of the Company’s operations are subject to regulation pursuant to various federal, state and international laws governing the environment. The Company’s compliance with such laws has not had a material effect upon the Company’s financial position or operations. The Company does not anticipate that such laws will have a material adverse effect on the Company in the future. However, no assurance can be given that such laws, or any laws enacted in the future, will not have a material adverse effect on the Company.

Equity Investments

The Company has made, and continues to evaluate and make, strategic equity investments in privately held technology companies. Because these companies are typically early-stage ventures with either unproven business models, products that are not yet fully developed or products that have not yet achieved market acceptance, these investments are inherently risky. Many factors outside the Company’s control determine whether or not the Company’s investments will be successful. Such factors include the ability of a company to obtain additional private equity financing, to access the public capital markets, to effect a sale or merger, or to achieve commercial success with its products or services. The Company currently anticipates that it will make minimal additional investments in fiscal 2003 and will focus on managing its current investments. Nonetheless, there can be no assurance that the Company’s existing investments or any new investments will be successful or that the Company will be able to recover its net basis in the investments.

Trademarks and Service Marks

Unless otherwise noted, trademarks appearing in this Report are trademarks of the Company. The Company disclaims proprietary interest in the marks and names of others.

Executive Officers of the Company

The following table sets forth the name, age and position of each of the persons who were serving as executive officers of the Company as of April 30, 2002.

Name	Age	Title

Michael S. Dell	37	Chairman of the Board and Chief Executive Officer
Kevin B. Rollins	49	President and Chief Operating Officer
William J. Amelio	44	Senior Vice President, Asia-Pacific/Japan
Paul D. Bell	41	Senior Vice President, Europe, Middle East and Africa
Thomas B. Green	47	Senior Vice President, Law and Administration and Secretary
Joseph A. Marengi	48	Senior Vice President, Americas
Rosendo G. Parra	42	Senior Vice President, Americas
James M. Schneider	49	Senior Vice President and Chief Financial Officer
James T. Vanderslice	61	Vice Chairman

Michael S. Dell — Mr. Dell has been Chairman of the Board and Chief Executive Officer since founding the Company in 1984. He serves as vice chairman of the U.S. Business Council, a member of the Executive Committee of the World Business Council, chairman of the Computer Systems Policy Project, and as a member of the U.S. President’s Committee of Advisers on Science and Technology. Mr. Dell is Chief Executive Magazine’s 2001 CEO of the Year.

Kevin B. Rollins — Mr. Rollins currently serves as President and Chief Operating Officer of the Company. In this role, he is responsible for the day-to-day operations of the Company. Mr. Rollins also serves as the Company’s diversity sponsor. Mr. Rollins joined the Company in April 1996 as Senior Vice President, Corporate Strategy, was named Senior Vice President, General Manager — Americas in May 1996 and was named Vice Chairman in December 1997. In March 2001, Mr. Rollins’ title was changed from Vice Chairman to President and Chief Operating Officer. For 12 years prior to joining the Company, Mr. Rollins was employed by Bain & Company, an international strategy consulting firm, most recently serving as a director and partner. Mr. Rollins received a Master of Business Administration degree and a Bachelor of Arts degree from Brigham Young University. Mr. Rollins is also a member of the National Advisory Council of Brigham Young University and a member of the CEO Forum on Education and Technology.

William J. Amelio — Mr. Amelio joined the Company in March 2001 as Senior Vice President, Relationship Group, a position he shared with Mr. Marengi, and was named Senior Vice President, Asia-Pacific/ Japan in May 2001. In this position, Mr. Amelio is responsible for the Company’s operations in all markets in the Asia-Pacific/ Japan region, including the Company’s manufacturing and customer service centers in Penang, Malaysia and Xiamen, China. Prior to joining the Company, Mr. Amelio was with NCR Corp., last serving as Executive Vice President and Chief Operating Officer of NCR’s Retail and Financial Group. Prior to joining NCR, Mr. Amelio served as the President and Chief Executive Officer for Honeywell International Inc.’s transportation and power systems divisions. Preceding that, he led the turbocharging systems business at AlliedSignal Inc. before its merger with Honeywell. His career also includes 18 years with IBM in a variety of senior-management positions, including general manager of operations for IBM’s personal computer company. Mr. Amelio holds a master’s degree in Management from Stanford University and a bachelor’s degree in Chemical Engineering from Lehigh University.

Paul D. Bell — Mr. Bell joined the Company in July 1996 and serves as Senior Vice President, Europe, Middle East and Africa. He is responsible for business operations in the Company’s European region, including the Company’s manufacturing facilities in Limerick, Ireland. Until May 2001, Mr. Bell served as Senior Vice President, Home and Small Business. Prior to joining the Company, Mr. Bell was with Bain & Company, where he was a management consultant for six years, including two years as a consultant for the Company. Mr. Bell received a bachelor’s degree in Fine

Arts and Business Administration from Pennsylvania State University and a Master of Business Administration degree from the Yale School of Organization and Management.

Thomas B. Green — Mr. Green has served as Senior Vice President, Law and Administration since December 1997, and is responsible for overseeing the Company’s legal and governmental affairs, human resources function, corporate communications and other administrative departments. Mr. Green joined the Company in August 1994 as General Counsel and Secretary. Before joining the Company, Mr. Green served as Executive Vice President and General Counsel of Chicago Title & Trust Company from October 1992 to July 1994, and as Executive Vice President and General Counsel of Trammell Crow Company from October 1990 to October 1992. From February 1989 to October 1990, Mr. Green was employed by the law firm of Jones, Day, Reavis & Pogue, Dallas, Texas, last serving as a partner in that firm. His background also includes a term as law clerk to former United States Supreme Court Chief Justice Warren Burger. Mr. Green received a Bachelor of Arts degree in English and a Juris Doctor degree from the University of Utah.

Joseph A. Marengi — Mr. Marengi joined the Company in July 1997 and serves as Senior Vice President, Americas. In this position he shares responsibility for business operations in the Company’s Americas region, including the Company’s manufacturing facilities in Austin, Texas, Nashville, Tennessee and Eldorado do Sul, Brazil. Prior to joining the Company, Mr. Marengi worked at Novell, Inc., most recently serving as President and Chief Operating Officer. He joined Novell in 1989, where he first served as Vice President of the Eastern region and ultimately became Executive Vice President of Worldwide Sales and Field Operations. For ten years prior to joining Novell, Mr. Marengi served as Vice President of Channel Sales for Excelan, Inc. and in various other executive, sales, information management positions. From 1978 through 1981, Mr. Marengi served in the United States Coast Guard and Coast Guard Reserve, reaching the rank of Lieutenant Commander. Mr. Marengi earned a bachelor’s degree in Public Administration from the University of Massachusetts and a master’s degree in Management from the University of Southern California. Mr. Marengi serves of the board of directors of Vignette Corporation and is on the Corporate Advisory Board of the USC Marshall School of Business.

Rosendo G. Parra — Mr. Parra joined the Company in August 1993 and serves as Senior Vice President, Americas. In that position, he shares responsibility for business operations in the Company’s Americas region, including the Company’s manufacturing facilities in Austin, Texas, Nashville, Tennessee and Eldorado do Sul, Brazil. Prior to joining the Company, Mr. Parra held various sales and general management positions with GRiD Systems Corporation, including Regional Sales Director and Vice President and General Manager of the PC Strategic Business Unit. Before his association with GRiD, Mr. Parra spent nine years in various sales and management positions for the business products division of Tandy Corporation. Mr. Parra earned a bachelor’s degree in Marketing from the University of Maryland.

James M. Schneider — Mr. Schneider is the Company’s Chief Financial Officer and also serves as the Company’s Chief Accounting Officer. In this role, he is responsible for the Company’s finance function for all business units worldwide including planning, financial systems, facilities and the controller’s office. Mr. Schneider joined the Company in September 1996 as Vice President of Finance and Chief Accounting Officer, was named Senior Vice President in September 1998 and Chief Financial Officer in March 2000. For three years prior to joining the Company, Mr. Schneider was with MCI Communications Corporation, last serving as Senior Vice President of Corporate Finance. For 19 years prior to joining MCI, Mr. Schneider was associated with Price Waterhouse LLP, serving as a partner for 10 years. Mr. Schneider holds a bachelor’s degree in Accounting from Carroll College in Waukesha, Wisconsin, and is a Certified Public Accountant. He is a member of the board of directors of both General Communications, Inc. and Multilink Technology Corporation and is a member of the Financial Executives Institute.

James T. Vanderslice — Dr. Vanderslice serves as Vice Chairman of the Company. In this role, Dr. Vanderslice serves as an advisor to Mr. Dell and Mr. Rollins, with an emphasis on procurement,

manufacturing, product development and related issues. Dr. Vanderslice joined the Company as Vice Chairman in December 1999. Prior to joining the Company, Dr. Vanderslice served as Senior Vice President and Group Executive for IBM’s Technology Group and was a member of IBM’s corporate executive committee. In that role, Dr. Vanderslice was responsible for IBM’s storage systems, microelectronics, networking-hardware and printer-systems division. He also provided functional guidance to the display and technology-market development units, both based in Japan. Dr. Vanderslice holds a Bachelor of Science degree in Physics from Boston College and a PhD in Physics from Catholic University. Dr. Vanderslice serves on the board of directors of the National Urban League.

ITEM 2 — PROPERTIES

At February 1, 2002, the Company owned or leased a total of approximately 10.2 million square feet of office, manufacturing and warehouse space worldwide, approximately 6.9 million square feet of which is located in the U.S. and the remainder located in various international areas.

The Company believes that it can readily obtain additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

Domestic Properties

The Company’s principal offices are located in Austin, Texas and U.S. manufacturing facilities are located in Central Texas and Middle Tennessee.

The Company owns 360 acres of land in Round Rock, Texas (north of Austin), on which are located several office buildings completed since August 1994 that contain an aggregate of approximately 2.1 million square feet of office and lab space. This includes approximately 900,000 square feet of owned office buildings and 1.2 million square feet of leased office space. These buildings, comprising the Company’s Round Rock Campus, house the Company’s sales, marketing and support staff for the Americas region.

The Company leases 570 acres of land in Austin, Texas referred to as the Parmer Campus. Approximately 2.0 million square feet of office, manufacturing and distribution space are located on the campus, including four leased office buildings totaling 1.1 million square feet and three manufacturing/distribution facilities totaling 900,000 square feet. Approximately 224,000 square feet of the manufacturing/distribution space is currently subleased to an unrelated third party.

The Company leases approximately 1.2 million square feet of space in Middle Tennessee referred to as the Nashville Campus. This includes a 360,000 square foot office building leased in Nashville, Tennessee that houses sales, technical support and administrative support staff. Also included is a 300,000 square foot manufacturing facility in Lebanon, Tennessee and a 305,000 square foot manufacturing facility in Nashville, Tennessee. Approximately 215,000 square feet of warehouse/distribution space is subleased to an unrelated third party.

In addition to the Campuses, the Company also leases approximately 1.6 million square feet of additional space located primarily in Central Texas. Approximately 400,000 square feet is used to house the Company’s executive headquarters, labs, services and administrative support functions and 500,000 square feet is used for manufacturing and distribution. The remaining 700,000 square feet of office and manufacturing space, with lease expiration dates ranging from June 2002 to December 2010, has been taken out of service in connection with the Company’s recent restructuring actions and — depending on the facility — has either been subleased or is being marketed for sale or sublease.

International Properties

At February 1, 2002, the Company’s international facilities consisted of approximately 3.3 million square feet of office and manufacturing space in 36 countries. Approximately 1.6 million square feet of this space is leased property, with lease expiration dates ranging from February 2002 to December 2013. The Company owns approximately 1.7 million square feet of space.

The Company has manufacturing and office facilities in Eldorado do Sul, Brazil; Limerick, Ireland; Penang, Malaysia and Xiamen China. Approximately 100,000 square feet is leased in Eldorado do Sul. Approximately, 1.1 million square feet of office and manufacturing space is owned or leased by the Company in Ireland, and approximately 300,000 square feet of the manufacturing/distribution space has been removed from service and is being prepared for sale or alternative Company use. Approximately 30,000 square feet of office space is leased in Bangalore, India, where the Company is expanding its customer phone support and back-office capabilities. The Company owns two facilities in Penang, Malaysia totaling 560,000 square feet that combines both office and manufacturing space. Both facilities are located on land leased from the State Authority of Penang. Over 340,000 square feet of office and manufacturing space is owned in Xiamen, China.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2002.

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

Holders

As of April 15, 2002, there were 35,700 holders of record of the Company’s common stock.

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

	Fiscal Year Ended

	February 1,	February 2,	January 28,	January 29,	February 1,
	2002(a)	2001(b)	2000(c)	1999	1998

	(in millions, except per share data)
Results of Operations Data:
Net revenue	$31,168	$31,888	$25,265	$18,243	$12,327
Gross margin	5,507	6,443	5,218	4,106	2,722
Operating income	1,789	2,663	2,263	2,046	1,316
Income before cumulative effect of change in accounting principle(d)	1,246	2,236	1,666	1,460	944
Net income	$1,246	$2,177	$1,666	$1,460	$944
Earnings per common share:
Before cumulative effect of change in accounting principle:
Basic	$0.48	$0.87	$0.66	$0.58	$0.36
Diluted	$0.46	$0.81	$0.61	$0.53	$0.32
After cumulative effect of change in accounting principle:
Basic	$0.48	$0.84	$0.66	$0.58	$0.36
Diluted	$0.46	$0.79	$0.61	$0.53	$0.32
Number of weighted average shares outstanding:
Basic	2,602	2,582	2,536	2,531	2,631
Diluted	2,726	2,746	2,728	2,772	2,952
Balance Sheet Data:
Working capital	$358	$2,948	$2,489	$2,112	$758
Total assets	13,535	13,670	11,560	6,966	4,282
Long-term debt	520	509	508	512	17
Total stockholders’ equity	$4,694	$5,622	$5,308	$2,321	$1,293

(a)	Includes a charge of $742 million. Approximately $482 million relates to employee termination benefits, facilities closure costs, and other asset impairments and exit costs, while the balance of $260 million relates to other-than-temporary declines in the fair value of equity securities.

(b)	Includes a charge of $105 million related to employee termination benefits and facilities closure costs.

(c)	Includes a charge of $194 million related to a purchase of in-process research and development.

(d)	Effective January 29, 2000, the Company changed its accounting for revenue recognition in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). The cumulative effect of the change on retained earnings as of the beginning of fiscal 2001 resulted in a charge to fiscal 2001 income of $59 million (net of income taxes of $25 million). With the exception of the cumulative effect adjustment, the effect of the change on the net income for fiscal year ended February 2, 2001 and all prior years presented was not material. See Note 1 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Business

The Company designs, develops, manufactures, markets, services and supports a wide range of computer systems, including enterprise systems (servers, workstations, and storage and networking products), notebook computers and desktop computer systems, and also offers software, peripherals and service and support programs. The Company is generally managed on a geographic basis. The three geographic regions are the Americas, Europe and Asia Pacific-Japan. Within the Americas, the Company is further segmented into Business and U.S. Consumer. The Company markets and sells its computer products and services under the Dell brand name directly to its various customer groups. These customer groups include large corporate, government, healthcare and education accounts, as well as small-to-medium businesses and individuals. For a discussion of the Company’s reportable segments, see Note 10 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data”.

The Company’s objective is to maximize stockholder value by executing a strategy that focuses on a balance of three priorities: liquidity, profitability and growth. Management believes that opportunity exists for continued worldwide growth by increasing the Company’s market presence in its existing markets, entering new markets, and pursuing additional product and service opportunities.

The following discussion should be read in conjunction with the Consolidated Financial Statements, including the related notes. Statements in this Report that relate to future results and events are based on the Company’s current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting the Company’s business and prospects, see “Item 1 — Business — Factors Affecting the Company’s Business and Prospects.” All market share references included in this discussion are according to IDC.

Fiscal 2002 Overview

The Company achieved strong financial results in fiscal 2002 despite one of the most challenging years for the global personal computer industry, the softening of the global economy, and the tragic events of September 11th. As the Company entered fiscal 2002, it was already evident that industry unit demand was falling sharply. The Company responded to these market conditions by adopting an aggressive pricing strategy to maximize market share growth and realize as much profit as possible in light of the conditions. In executing its strategy, the Company leveraged its low-cost structure and efficient direct-to-customer model to aggressively discount prices across all product lines and quickly passed through rapidly falling component prices to its customers. The Company also realigned its cost structure with reductions in workforce, facility consolidations and certain asset impairments. Management believes this strategy maximized the Company’s share of the industry profit pool and best positioned the Company for maximum success when the economy and industry unit demand improve. The Company has demonstrated during its history that its market share gains are sustainable.

The Company achieved industry-leading results in fiscal 2002 as year-on-year unit shipments increased by 15% while industry shipments declined 5% (the first ever year-on-year industry decline), resulting in market share gains in every region and product line. The Company attained and solidified its position as the No. 1 personal computer systems company in the world. The Company generated relatively stable year-on-year net revenue of over $31 billion, and achieved operating earnings of over $2 billion (excluding the impact of restructuring actions), whereas its five largest competitors collectively experienced declining revenues and operating losses in their personal computer systems and related businesses. Additionally, an intense focus on operating expenses resulted in the Company reducing operating expenses (excluding special charge) as a percent of revenues for the year.

In addition to maximizing profitability and growth, the Company delivered outstanding liquidity during the fiscal year with operating cash flow of $3.8 billion and with $8.3 billion in ending cash and investments. The Company exited fiscal 2002 with a record cash conversion cycle of negative 36 days.

Results of Operations

The following table summarizes the results of the Company’s operations for each of the past three fiscal years. All percentage amounts were calculated using the underlying data in thousands.

	Fiscal Year Ended

	February 1,	Percentage	February 2,	Percentage	January 28,
	2002	Change	2001	Change	2000

	(dollars in millions)
Net revenue	$31,168	(2)%	$31,888	26%	$25,265
Gross margin	$5,507	(15)%	$6,443	24%	$5,218
% of net revenue	17.7%		20.2%		20.7%
Operating expenses	$3,236	(12)%	$3,675	33%	$2,761
% of net revenue	10.4%		11.5%		10.9%
Special charges	$482		$105		$194
Total operating expenses	$3,718	(2)%	$3,780	28%	$2,955
% of net revenue	11.9%		11.8%		11.7%
Operating income	$1,789	(33)%	$2,663	18%	$2,263
% of net revenue	5.8%		8.4%		9.0%
Net income	$1,246	(43)%	$2,177	31%	$1,666
% of net revenue	4.0%		6.8%		6.6%

During fiscal 2002, the Company continued to execute the profitable market share growth strategy it began in the fourth quarter of fiscal 2001, as net unit shipments increased significantly compared to the industry, and the Company widened its lead as the world’s No. 1 supplier of personal computer systems. At the same time, soft demand and global economic weakness have continued to result in lower overall technology spending and a highly competitive industry environment that — together with the Company’s practice of rapidly passing component cost declines through to its customers — resulted in lower average revenue per-unit, a slight decline in net revenues from fiscal 2001, and reduced gross and operating margins. The Company was able to offset some of the gross margin erosion by reducing headcount and operating expenses as discussed further below. By maintaining its strategy of profitable market share growth, with a focus on improving overall profitability, management currently expects to continue to capitalize on market opportunities as the industry retrenches and consolidates.

Net Revenue

The following table summarizes the Company’s net revenue by geographic region for each of the past three fiscal years:

	Fiscal Year Ended

	February 1,	Percentage	February 2,	Percentage	January 28,
	2002	Change	2001	Change	2000

	(dollars in millions)
Net Revenue:
Americas:
Business	$17,275	(9)%	$18,969	25%	$15,160
U.S. Consumer	4,485	15%	3,902	44%	2,719

Total Americas	21,760	(5)%	22,871	28%	17,879
Europe	6,429	—	6,399	14%	5,590
Asia Pacific-Japan	2,979	14%	2,618	46%	1,796

Consolidated net revenue	$31,168	(2)%	$31,888	26%	$25,265

Softness in the global economy and the resulting pressure on capital spending impacted overall industry demand in fiscal 2002. Net unit shipments grew 15% for fiscal 2002 compared to an industry decline of 5% in calendar year 2001, and grew 29% in fiscal 2001 compared to industry growth of 16% in calendar year 2000. The Company continues to profitably grow market share while simultaneously growing net unit shipments significantly in excess of the overall industry growth rate, and during fiscal 2002, became the No. 1 worldwide personal computer systems company.

The Company’s enterprise systems, which include servers, storage and networking products, and workstations, continued to build a substantial presence in the marketplace with unit shipments growing 26% during fiscal 2002. The Company has been focused on extending its capabilities in enterprise systems, which has resulted in a 44% increase in revenues from these products during fiscal 2002 over fiscal 2000 levels and a No. 1 U.S. and No. 2 worldwide ranking in server shipments for calendar 2001. To drive growth in storage and additional new products, the Company has announced a long-term strategic alliance with EMC to co-brand EMC’s CLARiiON line of midrange SAN storage systems and has also introduced network switching gear targeted to the needs of small and medium businesses. In addition, the Company continues the trend of increasing the portion of its research, development and engineering expenses spent on enterprise systems.

Notebook computer unit shipments increased 20% during fiscal 2002 as the Company ranked No. 1 worldwide and in the U.S. Desktop computer unit shipments increased 14% in fiscal 2002 as the Company extended its No. 1 ranking in both worldwide and U.S. desktop shipments. Unit shipments grew during fiscal 2001 across all product lines as well: enterprise systems at 47%, notebooks at 52% and desktops at 22%.

Average revenue per-unit sold in fiscal 2002 decreased 15% compared to fiscal 2001, which was primarily due to aggressive pricing across all product lines as the Company quickly passed component cost declines through to its customers. Management currently expects that this pricing environment will likely continue at least through the first half of fiscal 2003 as the personal computer systems industry remains soft and there is continued uncertainty in the overall economy. Component cost declines had begun to moderate late in fiscal 2002, and consequently, the Company anticipates average revenue per-unit to be stable entering into fiscal 2003, and any subsequent declines in fiscal 2003 to be more moderate than the prior year. However, the Company will adjust its pricing as necessary in response to future economic and competitive conditions. Average revenue per unit sold in fiscal 2001 decreased 2% compared to fiscal 2000, which was primarily due to price reductions resulting from component cost declines.

In fiscal 2002, net revenue decreased 2% as compared to fiscal 2001. Net revenue has been adversely affected as growth in net unit shipments has been more than offset by declines in average per-unit revenues. Fiscal 2001 net revenue was 26% higher than fiscal 2000 primarily due to strong growth in net unit shipments across all regions and products, combined with a relatively small decline (2%) in average revenue per unit.

On a geographic basis, Americas net revenue decreased 5% in fiscal 2002 as compared to fiscal 2001, and increased 28% from fiscal 2000 to fiscal 2001. In the Business segment, net revenue declined 9% in fiscal 2002 as compared to fiscal 2001, primarily as a result of weakness in the U.S. economy that led to a decline in corporate information technology spending. Fiscal 2001 net revenue for the Business segment increased 25% as compared to fiscal 2000 due primarily to relatively strong demand through the first three quarters of fiscal 2001. Net revenue in the U.S. Consumer segment grew 15% in fiscal 2002 and 44% in fiscal 2001, as the Company focused greater emphasis on this segment and successfully drove substantial market share gains, rising from the No. 5 share position in calendar 1999 and 2000 to the No. 2 share position in calendar 2001 (No. 1 in the fourth quarter).

In Europe the Company attained the No. 2 overall market share position by the end of the year as net unit shipments increased across all product lines. Net revenue for fiscal 2002 was relatively flat as compared to fiscal 2001, as declining average per-unit revenues offset unit growth. Revenue growth started strong in the first quarter based on momentum carried over from a strong fourth quarter of fiscal 2001, but Europe experienced essentially flat year-on-year quarterly revenues in the second quarter and year-on-year declines for each of the succeeding two quarters of fiscal 2002, as economic softness and weak demand spread globally. Europe’s growth in net revenue from fiscal 2000 to fiscal 2001 was 14%.

Net revenue in Asia Pacific-Japan increased 14% in fiscal 2002, as compared to fiscal 2001, despite weakening economies in many countries in the region. The economic uncertainty that impacted Europe as early as the second quarter, fully caught up with the Asia Pacific-Japan region in the fourth quarter as the region experienced its first ever year on year quarterly revenue decline. Asia Pacific-Japan’s growth in net revenue from fiscal 2000 to fiscal 2001 was 46% as the Company entered additional country markets and expanded production capabilities.

For additional information regarding the Company’s segments, see Note 10 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

Gross Margin

Gross margin decreased during fiscal 2002 across all geographies and product categories. This erosion began in the fourth quarter of fiscal 2001, when the Company saw industry demand starting to decline and began an aggressive pricing strategy to gain share and maximize profitability that resulted in gross margin declining to 17.7% from 20.2% the previous year. Throughout fiscal 2002, the Company focused on stabilizing and improving net operating margins. Gross margins in fiscal 2002 were roughly comparable to the fiscal 2001 exit rate. The year-to-year decrease occurred primarily as a result of this intense price competition and the continued execution of the Company’s strategy to drive profitable market share growth. Based on the industry, economic and other factors discussed above, the Company currently expects that this gross margin environment will continue to be challenging, but the Company’s intent is to focus on improving operating margins as the economy improves. Management believes that the strength of the Company’s direct-to-customer business model, as well as its strong liquidity position, makes the Company better positioned than its competitors to profitably grow market share in the current business climate.

As a percentage of consolidated net revenue, gross margin decreased slightly from 20.7% in fiscal 2000 to 20.2% in fiscal 2001. For the first three quarters of fiscal 2001, the Company experienced average gross margins of approximately 21.0%. As noted above, they had declined to approximately 18.0% by the end of the fiscal year as the Company quickly passed component cost savings to its customers and also leveraged the strength of its model to drive profitable market share growth.

Operating Expenses

The following table presents certain information regarding the Company’s operating expenses during each of the past three fiscal years (dollars in millions):

	Fiscal Year Ended

	February 1,	February 2,	January 28,
	2002(a)	2001(b)	2000(c)

Operating Expenses:
Selling, general and administrative	$2,784	$3,193	$2,387
% of net revenue	8.9%	10.0%	9.4%
Research, development and engineering	$452	$482	$374
% of net revenue	1.5%	1.5%	1.5%
Special charges	$482	$105	$194
% of net revenue	1.5%	0.3%	0.8%
Total operating expenses	$3,718	$3,780	$2,955
% of net revenue	11.9%	11.8%	11.7%

(a)	The $482 million charge relates to employee termination benefits, facilities closure costs, and other asset impairments and exit costs.

(b)	The $105 million charge relates to employee termination benefits and facilities closure costs.

(c)	The $194 million charge represents purchased in-process research and development.

During fiscal 2000 and early 2001, the Company heavily invested in personnel and other support costs as the Company experienced significant growth and anticipated additional future net unit shipments and revenue growth. As growth expectations were trimmed during late fiscal 2001 and into fiscal 2002, the Company took decisive steps to manage expenses relative to revised growth rates. As a result, selling, general and administrative expenses declined in absolute dollars and as a percent of net revenue in fiscal 2002 as compared to fiscal 2001. These actions included undertaking a reduction in the Company’s workforce, consolidation of facilities, and impairment of certain assets to align its cost structure with ongoing economic and industry conditions. A special charge of $482 million related to these actions was recorded in operating expenses in the second quarter. A summary of this charge is as follows (in millions):

				Liability at
	Total		Non-Cash	February 1,
	Charge	Paid	Charges	2002

Employee separations	$134	$(118)	$—	$16
Facility consolidations	169	(46)	(79)	44
Other asset impairments and exit costs	179	(16)	(152)	11

Total	$482	$(180)	$(231)	$71

As part of this undertaking, the Company eliminated approximately 4,000 employee positions worldwide from various business functions and job classes. The employee separations charge was $91 million, $41 million and $2 million in the Americas, Europe and Asia-Pacific Japan segments, respectively. The facility consolidations charge in the Americas, Europe and Asia Pacific-Japan segments amounted to $80 million, $76 million and $13 million, respectively. Non-cash charges consisted primarily of buildings being exited and equipment, technology/software, and other assets being abandoned or disposed of as part of these actions. This included $75 million to write off goodwill and substantially all intellectual property associated with the fiscal 2000 acquisition of ConvergeNet Technologies, Inc. (“ConvergeNet”; for additional information regarding this acquisition, see Note 2 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”) due to the Company’s decision to discontinue the development of ConvergeNet’s proprietary storage technology. The remaining $71 million liability (including $16 million related to employees previously terminated) as of February 1, 2002, is expected to be substantially liquidated by the end of the second quarter of fiscal 2003, except for approximately $25 million related to net lease expenses that will be paid over the respective lease terms through fiscal 2006.

The Company previously undertook a program during the fourth quarter of fiscal 2001 to reduce its workforce and to exit certain facilities during fiscal 2002. Total charges recorded were $105 million. The charges consisted of approximately $50 million in employee termination benefits with the remainder relating to facilities closure costs. The employee separations, which occurred primarily in the United States, affected 1,700 employees across a majority of the Company’s business functions and job classes. As of February 1, 2002, approximately $19 million remains in accrued and other liabilities, substantially all of which relates to net lease expenses that will be paid over the respective lease terms through fiscal 2006.

Together, these programs are expected to result in annual savings of nearly $500 million, a portion of which was realized during fiscal 2002 in reduced selling, general and administrative expenses (as reflected in the operating expense table on the prior page) and a portion was reinvested via pricing and selling incentives to support continued unit growth. The Company will continue to manage its operating expenses relative to expected revenue growth, and will undertake additional cost-cutting actions, if necessary, to enable it to continue to optimize profitability and grow market share.

The Company continues to invest in research, development and engineering activities to develop and introduce new products and to support its continued goal of improving and developing efficient procurement, manufacturing and distribution processes. During fiscal 2002, research, development and engineering expenses decreased in absolute dollars as compared to fiscal 2001 as the Company managed its spending in light of current industry conditions. The Company expects to continue to invest in research, development and engineering activity, with an increasing emphasis on enterprise products. Research, development, and engineering expenses were flat as a percentage of revenue from fiscal 2000 to fiscal 2001.

Investment and Other Income (Loss), net

The following table summarizes the Company’s investment and other income (loss), net for each of the past three fiscal years (in millions):

	Fiscal Year Ended

	February 1,	February 2,	January 28,
	2002	2001	2000

Gains/(losses) on investments, net	$(277)	$307	$80
Investment income, primarily interest	314	305	158
Interest expense	(29)	(47)	(34)
Other	(66)	(34)	(16)

Investment and other income (loss), net	$(58)	$531	$188

The fiscal 2002 decrease is due primarily to losses on investments in the Company’s private and public equity securities portfolio and declining interest rates. The fiscal 2002 loss on investments includes a $260 million charge in the second quarter for other-than-temporary declines in fair value of its venture investments due to ongoing market conditions. During fiscal 2002, the Company invested more of its cash and cash equivalents in long-term investments (at higher interest rates), which offset declining market interest rates and resulted in relatively flat interest income in fiscal 2002 compared to fiscal 2001. Interest expense was also impacted by declining rates and decreased nearly 40% compared to fiscal 2001. The fiscal 2001 increase was due primarily to gains on the sale of investments and higher interest income.

Income Taxes

The Company’s effective tax rate was 28% for fiscal 2002 compared to 30% for fiscal 2001 and 32% for fiscal 2000. The differences in the effective tax rates among fiscal years result from changes in the geographical distribution of taxable income and losses and certain non tax-deductible charges. The Company’s effective tax rate is lower than the US federal statutory rate of 35%, principally because of the Company’s geographical distribution of taxable income. Due to uncertainty regarding both the timing of the economic recovery and the international regions ability to contribute relatively more of the Company’s taxable income, the effective tax rate is expected to increase slightly in fiscal 2003.

Liquidity, Capital Commitments and Other Financing Arrangements

Liquidity

The following table presents selected financial statistics and information for each of the past three fiscal years (dollars in millions):

	Fiscal Year Ended

	February 1,	February 2,	January 28,
	2002	2001	2000

Cash and investments	$8,287	$7,853	$6,853
Working capital	$358	$2,948	$2,489

Days of sales outstanding	29	32	34
Days of supply in inventory	4	5	6
Days in accounts payable	69	58	58

Cash conversion cycle	(36)	(21)	(18)

During fiscal 2002, 2001, and 2000, the Company generated $3.8 billion, $4.2 billion, and $3.9 billion, respectively, in cash flows from operating activities, which represents the Company’s principal source of cash. Cash flows from operating activities resulted primarily from net income, improvements in the Company’s cash conversion cycle and income tax benefits ($487 million, $929 million, and $1.04 billion in fiscal 2002, 2001, and 2000, respectively) that resulted from the exercise of employee stock options. These benefits represent corporate tax deductions (that are considered taxable income to the employee) that represent the amount by which the fair value of the Company’s stock exceeds the option strike price on the day the employee exercises an option, that reduce the Company’s taxes payable, and that under generally accepted accounting principles are recorded directly to stockholders’ equity accounts rather than to earnings.

The Company ended fiscal 2002 with $8.3 billion in cash and investments, $434 million greater than the prior year level. The Company invests a portion of its available cash in highly liquid investments of varying maturities at date of acquisition. The Company’s investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. As of February 1, 2002, and February 2, 2001, the Company had $6.7 billion and $6.3 billion, respectively, invested in these investments. Additionally, the Company invests in equity securities of various private and public entities in order to enhance and extend the Company’s strategic initiatives. At February 1, 2002 and February 2, 2001, these equity investments totaled $335 million and $938 million, respectively, and of those amounts approximately $3 million and $112 million, respectively, represented unrealized net appreciation. See “Item 1 — Business — Factors Affecting the Company’s Business and Prospects — Equity Investments.”

During fiscal 2002, the Company continued to improve upon its efficient asset management. As compared to fiscal 2001, days in accounts payable increased by 11 days, days of sales outstanding decreased by 3 days, and days of supply in inventory decreased by one to a Company record 4 days. This resulted in an improvement in the Company’s cash conversion cycle to a negative

36 days from a negative 21 days in fiscal 2001. Days of sales outstanding include the effect of customer shipments recorded in other current assets in the accompanying Consolidated Statement of Financial Position included in “Item 8 — Financial Statements and Supplementary Data.”

The Company has historically generated cash flows from operating activities in amounts greater than net income, driven mainly by continually improving cash conversion cycle metrics and the aforementioned tax benefits. Given cash conversion cycle levels and expectations as to tax benefits, it is unlikely that cash flow from operating activities will be significantly in excess of net income in fiscal 2003. However, management believes that the Company’s cash provided from operations will continue to be strong and be more than sufficient to support its operations and capital requirements, even if the economic downturn should continue or accelerate. The Company currently anticipates that it will continue to utilize its strong liquidity and cash flows to repurchase its common stock, make a limited number of strategic equity investments, consider — and possibly make — acquisitions and invest in systems and processes, as well as invest in the development and growth of its enterprise products.

Capital Commitments

Share Repurchase Program — The Company has a share repurchase program that it uses primarily to manage the dilution resulting from shares issued under the Company’s employee stock plans. As of the end of fiscal year 2002, the Company had cumulatively repurchased 940 million shares over a six-year period out of its authorized 1 billion share repurchase program, for an aggregate cost of $9.8 billion. During fiscal year 2002, the Company repurchased 68 million shares of common stock for an aggregate cost of $3.0 billion. The Company has utilized equity instrument contracts to facilitate its repurchase of common stock, but has not entered into any new contracts subsequent to October of 2000. At February 1, 2002, the Company held equity options that allow for the purchase of 25 million shares of common stock at an average price of $58 per share. At February 1, 2002, the Company also had outstanding put obligations covering 51 million shares with an average exercise price of $45 per share for a total of $2.3 billion (compared to a total of $5.4 billion at February 2, 2001). The equity instruments are exercisable only at the date of expiration and expire at various dates through the first quarter of fiscal 2004. However, these instruments contain termination triggers that allow the holder to force settlement beginning at an $8 share price. The outstanding put obligations at February 1, 2002 permitted net share settlement at the Company’s option and, therefore, did not result in a liability on the accompanying Consolidated Statement of Financial Position included in “Item 8 — Financial Statements and Supplementary Data.” The Company’s practice has been to physically settle in-the-money put contracts as they mature by repurchasing the shares subject to the contracts and plans to continue to utilize this settlement option.

Capital Expenditures — The Company spent approximately $300 million on capital projects during fiscal 2002. Product demand and mix, as well as ongoing efficiencies in operating and information technology infrastructure, influence the level and prioritization of the Company’s capital expenditures. Cash flows for similar capital expenditures for fiscal 2003 are currently expected to be approximately $300 million.

Long Term Debt — As of February 1, 2002, the Company had outstanding $200 million in Senior Notes due April 15, 2008 and $300 million in Senior Debentures due April 15, 2028. For additional information regarding these issuances, see Note 3 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

Concurrent with the issuance of the Senior Notes and Senior Debentures, the Company entered into interest rate swap agreements converting the Company’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London interbank offered rates (“LIBOR”) plus 0.41% and 0.79% for the

Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, the Company’s effective interest rates for the Senior Notes and Senior Debentures were 4.54% and 4.87%, respectively, for fiscal 2002.

The Company maintains a $250 million revolving credit facility, which expires in June 2002. At February 1, 2002 this facility was unused, and the Company currently does not intend to renew the facility.

Lease Commitments, including Master Lease Facilities — The Company maintains master lease facilities providing the capacity to fund up to $1.1 billion. The combined facilities provide for the ability of the Company to lease certain real property, buildings and equipment (collectively referred to as the “Properties”) to be constructed or acquired. The rental obligations for the Properties commence on various dates. At February 1, 2002, $634 million of the combined facilities had been utilized, and the Company currently does not expect that additional future utilization of these combined facilities will be material.

The leases have initial terms of five and seven years. Those with an initial term of five years contain an option to renew for two successive years, subject to certain conditions. The leases expire between fiscal 2004 and 2008. The Company may, at its option, purchase the Properties during or at the end of the lease term for 100% of the then outstanding amounts expended by the lessor to build, construct or acquire the Properties (approximately $634 million at February 1, 2002). Pursuant to the terms of the agreements associated with such leases, the Company guarantees a residual value for the properties (of up to approximately $539 million at February 1, 2002), which must be paid to the lessor if the Company does not exercise its purchase option or renew the lease. The Company periodically records an expense that over the lease term approximates the difference between the estimated fair value of the Properties at lease expiration and the residual value guarantee. As of February 1, 2002, the Company had accrued approximately $78 million of such expenses. The leases are classified as operating leases, and therefore, the leased assets and obligations (other than the aforementioned $78 million) are not reflected on the accompanying Consolidated Statement of Financial Position included in “Item 8 — Financial Statements and Supplementary Data.” Future minimum lease payments under these leases as of February 1, 2002 are as follows: $4 million in fiscal 2003; $3 million in fiscal 2004; $3 million in fiscal 2005; $2 million in fiscal 2006; $1 million in fiscal 2007; and $1 million thereafter. Residual value guarantees of up to $162 million, $306 million and $71 million are due in fiscal 2004, 2006 and 2008, respectively.

As part of the above lease transactions, the Company restricted $90 million of its investment securities as collateral for specified lessor obligations under the leases as of February 1, 2002. These investment securities are restricted as to withdrawal and are managed by third parties subject to certain limitations under the Company’s investment policy and are included in Investments on the accompanying Consolidated Statement of Financial Position included in “Item 8 — Financial Statements and Supplementary Data.” In addition, as part of these lease agreements the Company must meet certain financial covenant requirements. The Company is in compliance with all such covenants.

The Company leases other property and equipment, manufacturing facilities and office space under non-cancelable leases. Certain leases obligate the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under all non-cancelable leases (excluding the master lease facilities described above) as of February 1, 2002 are as follows: $36 million in fiscal 2003; $28 million in fiscal 2004; $25 million in fiscal 2005; $21 million in fiscal 2006; $14 million in fiscal 2007; and $72 million thereafter. Rent expense under all leases totaled $93 million, $95 million, and $81 million for fiscal 2002, 2001, and 2000, respectively.

The following summarizes the Company’s contractual cash obligations as of February 1, 2002.

	Payments Due by Period

			Fiscal 2004-	Fiscal 2006-
	Total	Fiscal 2003	2005	2007	Beyond

	(dollars in millions)
Operating leases	$196	$36	$53	$35	$72
Master leases facilities	553	4	168	309	72
Long-term debt	679	15	55	67	542
Share repurchases	2,316	2,249	67	—	—

Total contractual cash obligations	$3,744	$2,304	$343	$411	$686

Obligations under master lease facilities include residual value guarantees of up to $162 million in fiscal 2004, $306 million in fiscal 2006, and $71 million in fiscal 2008. Amounts due under the Company’s long-term debt include the net impact of interest rate swap agreements.

Other Financing Arrangements

Dell Financial Services — The Company is currently a partner in Dell Financial Services L.P. (“DFS”). Through a series of transactions more fully described below, Tyco International Ltd. (“Tyco”) became the other venture partner in DFS. The joint venture brought together two parties with complementary interests: the Company wanted to enable sales of its products to customers who desired a financing option, and Tyco wanted a steady source of originations for its financial services business. The existence of the joint venture allows the Company to provide customers with various financing alternatives and asset management services as a part of the total service package offered to the customer, while Tyco, as a financial services company, is the entity that finances the transaction between DFS and the customer.

In the course of its relationship with DFS, the Company sells equipment to DFS or to the customer, and DFS enters into financing arrangements (primarily leases and installment loans, respectively) with the Company’s customers. Subsequent to origination, DFS sells the loan or lease receivable stream to Tyco, and DFS remits the product sales invoice amounts to the Company. The Company recognizes revenue from the sale of equipment to DFS in accordance with the Company’s revenue recognition policy (see Note 1 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data) because leases between DFS and the customer qualify as direct financing leases and loans are the result of the customers’ direct purchase of equipment from the Company. Neither Tyco nor DFS have any recourse to the Company. DFS originated financing arrangements for the Company’s customers totaling $2.7 billion during fiscal 2002, $2.5 billion in fiscal 2001 and $1.8 billion in fiscal 2000. The Company receives origination fees from DFS (which totaled $70 million, $66 million and $20 million during fiscal 2002, 2001 and 2000, respectively), and it includes those fees in net revenue.

In accordance with the partnership agreement between the Company and Tyco, losses generated by DFS are allocated to Tyco. Net income in DFS is allocated 70% to the Company and 30% to Tyco, after Tyco has recovered any cumulative losses. The Company includes its share of DFS net income in investment and other income. Although the Company has a 70% equity interest in DFS, because the Company cannot and does not exercise control over DFS, the investment is accounted for under the equity method. The Company’s investment in DFS at February 1, 2002 was $19 million. Equity income in DFS and any intercompany balances were immaterial to the Company’s results of operations and financial position for fiscal 2002, 2001 and 2000. Had the Company been required to consolidate DFS, the impact to the Company’s reported revenue and earnings would not have been material for fiscal 2002, 2001 and 2000.

Although the Company has no economic exposure to the existing assets and liabilities of DFS, should the joint venture experience an interruption in operations, the Company would likely have to find alternative sources for future financing arrangements with its customers. Alternatives could include negotiating a financing arrangement with another entity or the Company’s financing customer purchases itself. Absent such an alternative financing arrangement, the Company could experience reductions in revenues due to losses in originations of financing arrangements. Currently, the Company does not anticipate any such interruption in DFS operations.

DFS was formed in 1998 by the Company and Newcourt Credit Group, Inc. (“Newcourt”). In fiscal 2000, Newcourt was acquired by The CIT Group, Inc. (“CIT”) and subsequently, in fiscal 2002, CIT was acquired by Tyco. Tyco is currently assessing whether to spin-off or sell its financial services company to a third party. While the Company cannot predict with certainty how these transactions will affect DFS, the Company currently does not believe that either of these alternatives will have a material adverse effect on the Company’s financial condition or results of operations.

Market Risk

The Company is exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage these risks.

Foreign Currency Hedging Activities

The Company’s objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations on earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, the Company utilizes foreign currency option contracts and forward contracts to hedge its exposure on forecasted transactions and firm commitments in most of the foreign countries in which the Company operates. The principal currencies hedged during fiscal 2002 were the British pound, Japanese yen, Euro and Canadian dollar. The Company monitors its foreign currency exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company’s foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position.

Based on the Company’s foreign currency exchange instruments outstanding at February 1, 2002, the Company estimates a maximum potential one-day loss in fair value of approximately $20 million, using a Value-at-Risk (“VAR”) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The Company used a Monte Carlo simulation type model that valued its foreign currency instruments against a thousand randomly generated market price paths. Forecasted transactions, firm commitments, receivables and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that will be incurred by the Company. Additionally, as the Company utilizes foreign currency instruments for hedging forecasted and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. As a result of the Company’s hedging activities, foreign currency fluctuations did not have a material impact on the Company’s results of operations and financial position during fiscal 2002, 2001, and 2000.

Cash and Investments

At February 1, 2002, the Company had $8.3 billion of total cash and investments (including investments in equity securities discussed below), all of which is stated at fair value. The Company’s investment policy is to manage its total cash and investments balances to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies its investment portfolio by investing in multiple types of investment-grade securities and through the use of different investment brokers. Based on the Company’s investment portfolio and interest rates at February 1, 2002, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $100 million, respectively, in the fair value of the investment portfolio. Changes in interest rates may affect the fair value of the investment portfolio; however, the Company will not recognize such gains or losses unless the investments are sold. Moreover, such gains or losses have historically been immaterial, because the Company has generally held such investments to maturity — a practice it currently intends to continue.

At February 1, 2002, the fair value of investments in equity securities of privately and publicly held technology companies was $335 million. These investments were made in order to enhance and extend the Company’s direct business model and core business initiatives. Because these companies are typically early-stage companies with products or services that are not yet fully developed or that have not yet achieved market acceptance, these investments are inherently risky. The Company currently anticipates that it will make minimal additional investments in fiscal 2003 and will focus on managing its current investments.

Debt

The Company has entered into interest rate swap arrangements that convert its fixed interest rate expense to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swaps qualify for hedge accounting treatment pursuant to SFAS 133. The Company has designated the issuance of the Senior Notes and Senior Debentures and the related interest rate swap agreements as an integrated transaction. The difference between the Company’s carrying amounts and fair value of its long-term debt and related interest rate swaps was not material at February 1, 2002 and February 2, 2001. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change.

Factors Affecting the Company’s Business and Prospects

There are numerous factors that affect the Company’s business and the results of its operations. These factors include general economic and business conditions; the level of demand for the Company’s products and services; the effect of armed hostilities, acts of terrorism or other conflict on the economy generally, on the level of demand for the Company’s products and services, and on the company’s ability to manage its supply and delivery logistics in such an environment; the level and intensity of competition in the technology industry and the pricing pressures that have resulted; the ability of the Company to timely and effectively manage periodic product transitions, as well as component availability and cost; the ability of the Company to develop new products based on new or evolving technology and the market’s acceptance of those products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period; the Company’s ability to recover its investments in venture capital activities; and the Company’s ability to effectively manage its operating costs. For a discussion of these and other factors affecting the Company’s business and prospects, see “Item 1 — Business — Factors Affecting the Company’s Business and Prospects.”

Critical Accounting Policies

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America, which require the use of management’s estimates. The Company believes its most critical accounting policies relate to revenue recognition and warranty accruals. These and the Company’s other accounting policies are described on pages 36-39 in Note 1 of the Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also details criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported as assets apart from goodwill. SFAS 142 requires that goodwill and intangibles with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. Since the Company has no purchased goodwill or other intangibles, the adoption of these statements has no current effect on the Company’s financial condition or results of operations.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of this statement is not expected to have a material effect on the Company’s financial condition or results of operations.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Dell Computer Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dell Computer Corporation and its subsidiaries at February 1, 2002 and February 2, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, in fiscal 2001 the Company changed its revenue recognition for certain product shipments.

PRICEWATERHOUSECOOPERS LLP

Austin, Texas

February 14, 2002

DELL COMPUTER CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)

	February 1,	February 2,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$3,641	$4,910
Short-term investments	273	525
Accounts receivable, net	2,269	2,424
Inventories	278	400
Other	1,416	1,467

Total current assets	7,877	9,726
Property, plant and equipment, net	826	996
Investments	4,373	2,418
Other non-current assets	459	530

Total assets	$13,535	$13,670

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,075	$4,286
Accrued and other	2,444	2,492

Total current liabilities	7,519	6,778
Long-term debt	520	509
Other	802	761
Commitments and contingent liabilities (Note 7)	—	—

Total liabilities	8,841	8,048

Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 2,654 and 2,601, respectively	5,605	4,795
Treasury stock, at cost; 52 shares and no shares, respectively	(2,249)	—
Retained earnings	1,364	839
Other comprehensive income	38	62
Other	(64)	(74)

Total stockholders’ equity	4,694	5,622

Total liabilities and stockholders’ equity	$13,535	$13,670

The accompanying notes are an integral part of these consolidated financial statements.

DELL COMPUTER CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

	Fiscal Year Ended

	February 1,	February 2,	January 28,
	2002	2001	2000

Net revenue	$31,168	$31,888	$25,265
Cost of revenue	25,661	25,445	20,047

Gross margin	5,507	6,443	5,218

Operating expenses:
Selling, general and administrative	2,784	3,193	2,387
Research, development and engineering	452	482	374
Special charges	482	105	194

Total operating expenses	3,718	3,780	2,955

Operating income	1,789	2,663	2,263
Investment and other income (loss), net	(58)	531	188

Income before income taxes and cumulative effect of change in accounting principle	1,731	3,194	2,451
Provision for income taxes	485	958	785

Income before cumulative effect of change in accounting principle	1,246	2,236	1,666
Cumulative effect of change in accounting principle, net	—	59	—

Net income	$1,246	$2,177	$1,666

Earnings per common share:
Before cumulative effect of change in accounting principle:
Basic	$0.48	$0.87	$0.66

Diluted	$0.46	$0.81	$0.61

After cumulative effect of change in accounting principle:
Basic	$0.48	$0.84	$0.66

Diluted	$0.46	$0.79	$0.61

Weighted average shares outstanding:
Basic	2,602	2,582	2,536
Diluted	2,726	2,746	2,728

The accompanying notes are an integral part of these consolidated financial statements.

DELL COMPUTER CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Fiscal Year Ended

	February 1,	February 2,	January 28,
	2002	2001	2000

Cash flows from operating activities:
Net income	$1,246	$2,177	$1,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239	240	156
Tax benefits of employee stock plans	487	929	1,040
Special charges	742	105	194
(Gains)/losses on investments	17	(307)	(80)
Other	178	135	56
Changes in:
Operating working capital	826	642	812
Non-current assets and liabilities	62	274	82

Net cash provided by operating activities	3,797	4,195	3,926

Cash flows from investing activities:
Investments:
Purchases	(5,382)	(2,606)	(3,101)
Maturities and sales	3,425	2,331	2,319
Capital expenditures	(303)	(482)	(401)

Net cash used in investing activities	(2,260)	(757)	(1,183)

Cash flows from financing activities:
Purchase of common stock	(3,000)	(2,700)	(1,061)
Issuance of common stock under employee plans	295	404	289
Other	3	(9)	77

Net cash used in financing activities	(2,702)	(2,305)	(695)

Effect of exchange rate changes on cash	(104)	(32)	35

Net (decrease) increase in cash	(1,269)	1,101	2,083
Cash and cash equivalents at beginning of period	4,910	3,809	1,726

Cash and cash equivalents at end of period	$3,641	$4,910	$3,809

The accompanying notes are an integral part of these consolidated financial statements.

DELL COMPUTER CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock
	and Capital in
	Excess of
	Par Value		Treasury Stock			Other
					Retained	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income	Other	Total

Balances at January 29, 1999	2,543	$1,781	—	—	$606	$(36)	$(30)	$2,321
Net income	—	—	—	—	1,666	—	—	1,666
Change in unrealized gain on investments, net of taxes	—	—	—	—	—	559	—	559
Foreign currency translation adjustments	—	—	—	—	—	10	—	10

Total comprehensive income for fiscal 2000								2,235
Stock issuances under employee plans, including tax benefits	82	1,406	—	—	—	—	(46)	1,360
Purchases and retirements	(56)	(48)	—	—	(1,013)	—	—	(1,061)
Stock issued pursuant to acquisition	6	334	—	—	—	—	—	334
Other	—	110	—	—	1	—	8	119

Balances at January 28, 2000	2,575	3,583	—	—	1,260	533	(68)	5,308
Net income	—	—	—	—	2,177	—	—	2,177
Change in unrealized gain on investments, net of taxes	—	—	—	—	—	(475)	—	(475)
Foreign currency translation adjustments	—	—	—	—	—	4	—	4

Total comprehensive income for fiscal 2001								1,706
Stock issuances under employee plans, including tax benefits	91	1,347	—	—	—	—	(6)	1,341
Purchases and retirements	(65)	(102)	—	—	(2,598)	—	—	(2,700)
Other	—	(33)	—	—	—	—	—	(33)

Balances at February 2, 2001	2,601	4,795	—	—	839	62	(74)	5,622
Net income	—	—	—	—	1,246	—	—	1,246
Change in unrealized gain on investments, net of taxes	—	—	—	—	—	(65)	—	(65)
Foreign currency translation adjustments	—	—	—	—	—	2	—	2
Net unrealized gain on derivative instruments, net of taxes	—	—	—	—	—	39	—	39

Total comprehensive income for fiscal 2002								1,222
Stock issuances under employee plans, including tax benefits	69	843	—	—	—	—	10	853
Purchases and retirements	(16)	(30)	52	(2,249)	(721)	—	—	(3,000)
Other	—	(3)	—	—	—	—	—	(3)

Balances at February 1, 2002	2,654	$5,605	52	$(2,249)	$1,364	$38	$(64)	$4,694

The accompanying notes are an integral part of these consolidated financial statements.

DELL COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Description of Business and Summary of Significant Accounting Policies

Description of Business — Dell Computer Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively referred to as the “Company”) designs, develops, manufactures, markets, services and supports a wide range of computer systems, including enterprise systems (includes servers, workstations, storage products and networking products), notebook computers and desktop computer systems, and also markets software, peripherals and service and support programs. The Company markets and sells its computer products and services under the DellTM brand name directly to its various customer groups. These customer groups include large corporate, government, healthcare and education accounts, as well as small-to-medium businesses and individuals.

Fiscal Year — The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. Fiscal 2002 and 2000 included 52 weeks, whereas fiscal 2001 included 53 weeks.

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

Cash and Cash Equivalents — All highly liquid investments with original maturities of three months or less at date of purchase are carried at cost plus accrued interest, which approximates fair value, and are considered to be cash equivalents. All other investments not considered to be cash equivalents are separately categorized as investments.

Investments — The Company’s debt securities and publicly traded equity securities are classified as available-for-sale and are reported at fair market value (based on quoted market prices) using the specific identification method. All other investments are initially recorded at cost and subsequentially adjusted for other-than-temporary declines in fair market value. Unrealized gains and losses are reported, net of taxes, as a component of stockholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other-than-temporary. Realized gains and losses on investments are included in investment and other income (loss), net when realized.

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

Foreign Currency Translation — The majority of the Company’s international sales are made by international subsidiaries, which have the U.S. dollar as their functional currency. Local currency transactions of international subsidiaries, which have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement are included in investment and other income (loss), net. The Company’s subsidiaries that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of stockholders’ equity. Revenue and expenses from the Company’s international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur.

Foreign Currency Hedging Instruments — Effective February 3, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that the Company recognize all derivatives as either assets or liabilities in the Consolidated Statement of Financial Position and measure those instruments at fair value. The adoption of SFAS 133 did not have a material impact on the Company’s results of operations or financial position.

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

Treasury Stock — Effective with the beginning of the second quarter of fiscal 2002, the Company began holding repurchased shares of its common stock as treasury stock. The Company previously retired all such repurchased shares. The Company accounts for treasury stock under the cost method.

Revenue Recognition — Net revenue includes sales of hardware, software and peripherals, and services (including extended warranty contracts and other services). Product revenue is recognized when both title and risk of loss transfer to the customer, provided that no significant obligations remain. The Company provides for an estimate of product returns and doubtful accounts, based on historical experience. Revenue from service and extended warranty contracts for which the Company is obligated to perform is deferred and subsequently recognized on a gross basis over the term of the contract. Revenue from sales of third party service and extended warranty contracts for which the Company is not obligated to perform is recognized on a net basis at the time of sale.

Effective January 29, 2000, the Company changed its accounting for revenue recognition in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), which resulted in a change in the method of recognizing revenue from when shipped to when received by the customer. The cumulative effect of the change on prior years’ retained earnings resulted in a charge to fiscal 2001 income of $59 million (net of income taxes of $25 million). Pursuant to SAB 101, the Company does not recognize revenue for product shipments until received by the customer, although title transfers to the customer on substantially all products when shipped. Consequently, the product costs related to these in-transit customer shipments are included in other current assets in the accompanying Consolidated Statement of Financial Position. Had SAB 101 been effective for all prior fiscal years presented, the pro forma results and earnings per share would not have been materially different from the previously reported results.

Warranty — The Company provides for an estimate of costs that may be incurred under its basic limited warranty at the time product revenue is recognized. These costs primarily include parts and labor associated with service dispatches. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rate of warranty claims on those units and cost per claim to satisfy the Company’s warranty obligation. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Costs associated with service and extended warranty contracts for which the Company is obligated to perform are recognized over the term of the contract.

Advertising Costs — Advertising costs are charged to expense as incurred. Advertising expenses for fiscal years 2002, 2001, and 2000, were $361 million, $431 million, and $325 million, respectively.

Shipping Costs — The Company’s shipping and handling costs are included in cost of sales for all periods presented.

Stock-Based Compensation — The Company applies the intrinsic value method in accounting for its stock option and stock purchase plans. Accordingly, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant or in connection with the employee stock purchase plan. See Note 6 for the pro forma disclosure of the effect on net income and earnings per common share as if the fair value based method had been applied in measuring compensation expense.

Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings Per Common Share — Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share for each of the past three fiscal years:

	Fiscal Year Ended

	February 1,	February 2,	January 28,
	2002	2001	2000

	(in millions, except per-share amounts)
Net income	$1,246	$2,177	$1,666
Weighted average shares outstanding:
Basic	2,602	2,582	2,536
Employee stock options and other	124	164	192

Diluted	2,726	2,746	2,728

Earnings per common share:
Before cumulative effect of change in accounting principle
Basic	$0.48	$0.87	$0.66
Diluted	$0.46	$0.81	$0.61
After cumulative effect of change in accounting principle
Basic	$0.48	$0.84	$0.66
Diluted	$0.46	$0.79	$0.61

Comprehensive Income — The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses, net of tax, on derivative financial instruments and investments classified as available-for-sale.

Recently Issued Accounting Pronouncements — In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other

Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also details criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported as assets apart from goodwill. SFAS 142 requires that goodwill and intangibles with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. Since the Company has no purchased goodwill or other intangibles, the adoption of these statements has no current effect on the Company’s financial condition or results of operations.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of this statement is not expected to have a material effect on the Company’s financial condition or results of operations.

Reclassifications — Certain prior year amounts have been reclassified to conform to the fiscal 2002 presentation.

NOTE 2 — Special Charges

During the second quarter of fiscal 2002, the Company undertook a program to reduce its workforce and to exit certain activities during fiscal 2002 to align its cost structure with ongoing economic and industry conditions. A special charge of $482 million related to these actions was recorded in operating expenses in the second quarter. A summary of this charge is as follows (in millions):

				Liability at
	Total		Non-Cash	February 1,
	Charge	Paid	Charges	2002

Employee separations	$134	$(118)	$—	$16
Facility consolidations	169	(46)	(79)	44
Other asset impairments and exit costs	179	(16)	(152)	11

Total	$482	$(180)	$(231)	$71

As part of this undertaking, the Company eliminated approximately 4,000 employee positions worldwide from various business functions and job classes. The employee separations charge was $91 million, $41 million and $2 million in the Americas, Europe and Asia-Pacific Japan segments, respectively. The facility consolidations charge in the Americas, Europe and Asia Pacific-Japan segments amounted to $80 million, $76 million and $13 million, respectively. Non-cash charges consisted primarily of buildings being exited and equipment, technology/software, and other assets being abandoned or disposed of as part of these actions. This included $75 million to write off goodwill and substantially all intellectual property associated with the fiscal 2000 acquisition of ConvergeNet Technologies, Inc. (ConvergeNet) discussed below due to the Company’s decision to discontinue the development of ConvergeNet’s proprietary storage technology. The remaining $71 million liability (including $16 million related to employees previously terminated) as of February 1, 2002, is expected to be substantially liquidated by the end of the second quarter of fiscal 2003, except for approximately $25 million related to net lease expenses that will be paid over the respective lease terms through fiscal 2006.

In addition to the $482 million charge described above, the Company also recorded an impairment charge of $260 million during the second quarter reflecting other-than-temporary declines in fair value of certain venture investments. This charge was recorded in investment and other income (loss), net.

During the fourth quarter of fiscal 2001, the Company undertook a separate program to reduce its workforce and to exit certain facilities during fiscal 2002. Total charges recorded were $105 million. The charges consisted of approximately $50 million in employee termination benefits with the remainder relating to facilities closure costs. The employee separations, which occurred primarily in the United States and which were completed in fiscal 2002, affected 1,700 employees across a majority of the Company’s business functions and job classes. As of February 1, 2002, approximately $19 million remains in accrued and other liabilities, substantially all of which relates to net lease expenses that will be paid over the respective lease terms through fiscal 2006.

On October 20, 1999, the Company acquired all the outstanding shares of ConvergeNet, a developer of storage domain management technology, in exchange for 6.9 million shares of the Company’s common stock and $4.5 million cash for total purchase consideration of $332 million. The ConvergeNet acquisition was recorded under the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values at the date of acquisition. The amount allocated to purchased in-process research and development of $194 million was determined based on an appraisal using established valuation techniques in the storage management industry and expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The excess of cost over net assets acquired was recorded as goodwill, included in other assets, and amortized over an estimated remaining life of eight years. As discussed above, remaining unamortized goodwill was written off in fiscal 2002.

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

Investments

The following table summarizes by major security type the fair market value and cost of the Company’s investments. All investments with remaining maturities in excess of one year are recorded as long-term investments in the accompanying Consolidated Statement of Financial Position.

	February 1, 2002			February 2, 2001

	Fair			Fair
	Market		Unrealized	Market		Unrealized
	Value	Cost	Gain	Value	Cost	Gain

	(in millions)
Debt securities:
U.S. corporate and bank debt	$2,393	$2,375	$18	$1,451	$1,439	$12
State and municipal securities	87	84	3	105	104	1
U.S. government and agencies	1,663	1,657	6	449	439	10
International corporate and bank debt	168	165	3	—	—	—

Total debt securities	4,311	4,281	30	2,005	1,982	23
Equity securities	335	332	3	938	826	112

Total investments	$4,646	$4,613	$33	$2,943	$2,808	$135

Short-term	$273	$271	$2	$525	$525	$—
Long-term	4,373	4,342	31	2,418	2,283	135

Total investments	$4,646	$4,613	$33	$2,943	$2,808	$135

The following table summarizes the Company’s recognized gains and losses on investments, including impairments of certain investments.

	Fiscal Year Ended

	February 1,	February 2,	January 28,
	2002	2001	2000

	(in millions)
Gains	$185	$473	$81
Losses	(462)	(166)	(1)

Net gains (losses)	$(277)	$307	$80

The fiscal 2002 loss on investments includes a $260 million charge in the second quarter for other-than-temporary declines in fair value of its venture investments due to ongoing market conditions. Gross unrealized gains and losses at February 1, 2002 were $49 million and $16 million, respectively. Gross unrealized gains and losses at February 2, 2001 were $262 million and $127 million, respectively.

Foreign Currency Instruments

The Company uses purchased option contracts and forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in its forecasted transactions denominated in currencies other than U.S. dollar. Hedged transactions include international sales by U.S. dollar functional currency entities, foreign currency denominated purchases of certain components and intercompany shipments to certain international subsidiaries. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is entered into until the time it is settled. These contracts generally expire in twelve months or less.

The Company also uses forward contracts to economically hedge monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. These contracts are not designated as hedging instruments under generally accepted accounting principles, and therefore, the change in the instrument’s fair value is recognized currently in earnings and is reported as a component of investment and other income (loss), net. The change in the fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. These contracts generally expire in three months or less.

If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is initially deferred in other comprehensive income. These amounts are subsequently recognized in income as a component of net revenue or cost of revenue in the same period the hedged transaction affects earnings. The ineffective portion of the change in the fair value of cash flow hedge is recognized currently in earnings and is reported as a component of investment and other income (loss), net. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the forecasted transaction’s terminal value.

SFAS 133 requires that the Company recognize all derivatives as either assets or liabilities in the Consolidated Statement of Financial Position and measure those instruments at fair value. At February 1, 2002, the Company held purchased option contracts with a notional amount of $2 billion, a net asset value of $83 million and a net unrealized deferred gain of $11 million, net of taxes. At February 1, 2002, the Company held forward contracts with a notional amount of $2 billion, a net asset value of $95 million and a net unrealized gain of $28 million, net of taxes. During the year ended February 1, 2002, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur. Hedge ineffectiveness was not material.

At February 2, 2001, the Company held purchased option contracts with a notional amount of $2 billion, a net asset value of $67 million and a net unrealized deferred loss of $4 million. At February 2, 2001, the Company held forward contracts with a notional amount of $713 million, a net liability value of $49 million and a net unrealized deferred loss of $1 million.

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

Concurrent with the issuance of the Senior Notes and Senior Debentures, the Company entered into interest rate swap agreements converting the Company’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London interbank offered rates (“LIBOR”) plus 0.41% and 0.79% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, the Company’s effective interest rates for the Senior Notes and Senior Debentures were 4.54% and 4.87%, respectively, for fiscal 2002.

The interest rate swap agreements are designated as fair value hedges, and the terms of the swap agreements and hedged items are such that effectiveness can be measured using the short-cut method defined in SFAS 133. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change.

The difference between the Company’s carrying amounts and fair value of its long-term debt and related interest rate swaps was not material at February 1, 2002 and February 2, 2001.

Financing Arrangements

The Company maintains a $250 million revolving credit facility, which expires in June 2002. At February 1, 2002 and February 2, 2001 this facility was unused, and the Company currently does not intend to renew this facility. Commitment fees for this facility are payable quarterly and are based on specific liquidity requirements. Commitment fees paid in fiscal 2002, 2001, and 2000 were not material. As part of this credit facility, the Company must meet certain covenants. The Company is in compliance with all covenants.

NOTE 4 — Income Taxes

The provision for income taxes consists of the following:

	Fiscal Year Ended

	February 1,	February 2,	January 28,
	2002	2001	2000

	(in millions)
Current:
Domestic	$574	$964	$1,008
Foreign	59	168	84
Deferred	(148)	(174)	(307)

Provision for income taxes	$485	$958	$785

Income before income taxes and cumulative effect of change in accounting principle included approximately $302 million, $491 million, and $449 million related to foreign operations in fiscal 2002, 2001, and 2000, respectively.

The Company has not recorded a deferred income tax liability of approximately $711 million for additional taxes that would result from the distribution of certain earnings of its foreign subsidiaries if they were repatriated. The Company currently intends to reinvest indefinitely these undistributed earnings of its foreign subsidiaries.

The components of the Company’s net deferred tax asset are as follows:

	Fiscal Year Ended

	February 1,	February 2,	January 28,
	2002	2001	2000

	(in millions)
Deferred tax assets:
Deferred service contract income	$165	$148	$125
Inventory and warranty provisions	133	81	60
Provisions for product returns and doubtful accounts	58	44	30
Loss carryforwards	—	73	219
Credit carryforwards	115	188	101
Other	167	64	—

	638	598	535
Deferred tax liabilities:
Unrealized gains on investments	(26)	(47)	(303)
Other	—	—	(74)

Net deferred tax asset	$612	$551	$158

Tax credit carryforwards will generally expire between 2003 and 2023.

The effective tax rate differed from statutory U.S. federal income tax rate as follows:

	Fiscal Year Ended

	February 1,	February 2,	January 28,
	2002	2001	2000

U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign income taxed at different rates	(6.6)	(5.8)	(6.0)
Nondeductible purchase of in-process research and development	—	—	2.8
Other	(0.4)	0.8	0.2

Effective tax rate	28.0%	30.0%	32.0%

NOTE 5 — Capitalization

Preferred Stock

Authorized Shares — The Company has the authority to issue five million shares of preferred stock, par value $.01 per share. At February 1, 2002 and February 2, 2001 no shares of preferred stock were issued or outstanding.

Series A Junior Participating Preferred Stock — In conjunction with the distribution of Preferred Share Purchase Rights (see below), the Company’s Board of Directors designated 200,000 shares of preferred stock as Series A Junior Participating Preferred Stock (“Junior Preferred Stock”) and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. At February 1, 2002 and February 2, 2001, no shares of Junior Preferred Stock were issued or outstanding.

Common Stock

Authorized Shares — As of February 1, 2002, the Company is authorized to issue seven billion shares of common stock.

Share Repurchase Program — The Company has a share repurchase program that it uses primarily to manage the dilution resulting from shares issued under the Company’s employee stock plans. As of the end of fiscal year 2002, the Company had cumulatively repurchased 940 million shares over a six-year period out of its authorized 1 billion share repurchase program, for an aggregate cost of $9.8 billion. During fiscal year 2002, the Company repurchased 68 million shares of common stock for an aggregate cost of $3.0 billion. The Company has utilized equity instrument contracts to facilitate its repurchase of common stock, but has not entered into any new contracts subsequent to October of 2000. At February 1, 2002 and February 2, 2001, the Company held equity options that allow for the purchase of 25 million and 78 million shares of common stock, respectively, at an average price of $58 and $50 per share, respectively. At February 1, 2002 and February 2, 2001, the Company also had outstanding put obligations covering 51 million and 122 million shares, respectively, with an average exercise price of $45 and $44 per share, respectively, for a total of $2.3 billion and $5.4 billion, respectively. The equity instruments are exercisable only at the date of expiration and expire at various dates through the first quarter of fiscal 2004. However, these instruments contain termination triggers that allow the holder to force settlement beginning at an $8 share price. The outstanding put obligations at February 1, 2002 permitted net share settlement at the Company’s option and, therefore, did not result in a liability on the accompanying Consolidated Statement of Financial Position. The Company’s practice has been to physically settle in-the-money put contracts as they mature by repurchasing the shares subject to the contracts and the Company plans to continue to utilize this settlement option.

Preferred Share Purchase Rights

In December 1995, the Company distributed a dividend of one Preferred Share Repurchase Right (a “Right”) for each outstanding share of common stock, and since that distribution, shares of common stock have been issued with accompanying Rights. Each Right entitles the holder to purchase shares of Junior Preferred Stock at specified prices and rates. The Rights become exercisable when a person or group acquires 15% or more of the Company’s outstanding common stock. When it becomes exercisable, a Right will entitle the holder (other than the acquiring person or group) to purchase, at the Right’s then current exercise price, the number of shares of common stock having a market value of twice the exercise price of the Right. The Rights also contain provisions relating to mergers or other business combinations.

In certain circumstances, the Board of Directors may, at its option, exchange Rights (other than Rights held by the acquiring person or group) for shares of common stock or shares of Junior Preferred Stock at specified exchange rates. In addition, the Company will be entitled to redeem the Rights at $.001 per Right at any time before a person or group has acquired 15% or more of the Company’s outstanding common stock. The Rights expire on November 29, 2005. The Board of Directors may amend the terms of the Rights to lower the 15% acquisition threshold to not less than the greater of (a) any percentage greater than the largest percentage of common stock known by the Company to be owned by any person (other than Michael S. Dell) or (b) 10%.

Neither the ownership nor the further acquisition of common stock by Michael S. Dell will cause the Rights to become exercisable or nonredeemable or will trigger the other features of the Rights.

NOTE 6 — Benefit Plans

Stock Option Plans — The Compensation Committee of the Board of Directors administers the Company’s two stock option plans, the Dell Computer Corporation Incentive Plan (the “Incentive Plan”) and the Dell Computer Corporation 1998 Broad-Based Stock Option Plan (the “Broad-Based Plan” and, together with the Incentive Plan, the “Option Plans”). The Incentive Plan provides for the granting of stock-based incentive awards to the Company’s directors (including the nonemployee directors), executive officers and key employees and to certain of its consultants and advisors, while the Broad-Based Plan provides for the award of stock options to non-executive employees.

Options granted under the Incentive Plan may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified; only nonqualified stock options can be granted under the Broad-Based Plan. Under either of the Option Plans, the right to purchase shares pursuant to existing stock option agreements typically vest pro-rata at each option anniversary date over a five-year period. The options are generally issued at fair market value and must be exercised within ten years from the date of grant.

The following table summarizes stock option activity for the Option Plans:

	Fiscal Year Ended

	February 1, 2002		February 2, 2001		January 28, 2000

		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

	(share data in millions)
Options outstanding — beginning of year	344	$24.36	320	$11.39	363	$5.40
Granted	126	23.24	154	37.78	50	42.86
Exercised	(63)	3.11	(95)	3.26	(77)	2.48
Cancelled	(57)	32.86	(35)	22.18	(16)	9.89

Options outstanding — end of year	350	26.36	344	24.36	320	11.39

Options exercisable — end of year	98	$17.49	100	$8.78	112	$3.96

The following is additional information relating to options for the Option Plans outstanding as of February 1, 2002:

	Options Outstanding			Options Exercisable

			Weighted
		Weighted	Average
	Number	Average	Remaining	Number	Average
	Of	Exercise	Contractual	Of	Exercise
	Shares	Price	Life (Years)	Shares	Price

	(share data in millions)
$ 0.01-$ 1.49	30	$0.96	3.49	30	$0.98
$ 1.50-$14.99	38	$7.34	5.34	28	$7.13
$15.00-$22.49	53	$21.35	9.12	3	$17.35
$22.50-$24.00	41	$22.94	9.02	—	$23.42
$24.01-$35.99	53	$26.99	8.30	12	$30.07
$36.00-$37.59	86	$37.59	8.54	9	$37.58
$37.60-$57.82	49	$44.69	7.89	16	$44.85

	350			98

There were 290 million, 254 million, and 264 million options to purchase the Company’s common stock available for future grants under the Option Plans at February 1, 2002, February 2, 2001, and January 28, 2000, respectively.

Employee Stock Purchase Plan — The Company also has an employee stock purchase plan that qualifies under Section 423 of the Internal Revenue Code and permits substantially all employees to purchase shares of common stock. Participating employees may purchase common stock through payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 33 million shares at February 1, 2002, 39 million shares at February 2, 2001, and 44 million shares at January 28, 2000. Common stock issued under this plan totaled six million shares in fiscal 2002, four million shares in fiscal 2001, and three million shares in fiscal 2000.

Restricted Stock Grants — During fiscal 2002, 2001, and 2000, the Company granted 2.1 million shares, 1.7 million shares, and 1.4 million shares, respectively, of restricted stock. For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted shares typically vest over a seven-year period beginning on the date of grant. The Company records unearned compensation in stockholders’ equity equal to the market value of the restricted shares on the date of grant and charges the unearned compensation to expense over the vesting period.

Fair Value Disclosures — The weighted average fair value of stock options at date of grant was $13.04, $20.98, and $22.64, per option for options granted during fiscal 2002, 2001, and 2000, respectively. Additionally, the weighted average fair value of the purchase rights under the employee stock purchase plan granted in fiscal 2002, 2001, and 2000 was $6.74, $13.95, and $11.12 per right, respectively. The weighted average fair value of options and purchase rights under the employee stock purchase plan was determined based on the Black-Scholes model, utilizing the following assumptions:

	Fiscal Year Ended

	February 1,	February 2,	January 28,
	2002	2001	2000

Expected term:
Stock options	5 years	5 years	5 years
Employee stock purchase plan	6 months	6 months	6 months
Risk-free interest rate	4.63%	6.15%	5.81%
Volatility	61.18%	54.85%	51.03%
Dividends	0%	0%	0%

Had the Company accounted for its Option Plans and employee stock purchase plan by recording compensation expense based on the fair value at the grant date on a straight-line basis over the vesting period, stock-based compensation costs would have reduced pretax income by $964 million ($694 million, net of taxes), $620 million ($434 million, net of taxes), and $329 million ($224 million, net of taxes) in fiscal 2002, 2001, and 2000, respectively. The pro forma effect on basic earnings per common share would have been a reduction of $0.27, $0.17, and $0.09 for fiscal 2002, 2001, and 2000, respectively. The pro forma effect on diluted earnings per common share would have been a reduction of $0.27, $0.16, and $0.08 for fiscal 2002, 2001, and 2000, respectively.

401(k) Plan — The Company has a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. Substantially all employees in the U.S. are eligible to participate in the plan. The Company matches 100% of each participant’s voluntary contributions, subject to a maximum Company contribution of 3% of the participant’s compensation. The Company’s contributions during fiscal 2002, 2001, and 2000 were $40 million, $36 million, and $44 million, respectively. Company contributions are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan. Investment options include Dell stock, but neither participant nor Company contributions are required to be invested in Dell stock.

NOTE 7 — Commitments, Contingencies and Certain Concentrations

Lease Commitments — The Company maintains master lease facilities providing the capacity to fund up to $1.1 billion. The combined facilities provide for the ability of the Company to lease certain real property, buildings and equipment (collectively referred to as the “Properties”) to be constructed or acquired. Rent obligations for the Properties commence on various dates. At February 1, 2002, $634 million of the combined facilities had been utilized.

The leases have initial terms of five and seven years. Those with an initial term of five years contain an option to renew for two successive years, subject to certain conditions. The leases expire between fiscal 2004 and 2008. The Company may, at its option, purchase the Properties during or at the end of the lease term for 100% of the then outstanding amounts expended by the lessor to build, construct or acquire the Properties (approximately $634 million at February 1, 2002). Pursuant to the terms of the agreements associated with such leases, the Company guarantees a residual value for the properties (of up to approximately $539 million at February 1, 2002), which must be paid to the lessor if the Company does not exercise its purchase option or renew the lease. The Company periodically records an expense that over the lease term approximates the difference between the estimated fair value of the Properties at lease expiration and the residual value guarantee. As of

February 1, 2002 and February 2, 2001, the Company had accrued approximately $78 million and $40 million of such expenses. The leases are classified as operating leases, and therefore, the leased assets and obligations (other than the aforementioned $78 million and $40 million) are not reflected on the accompanying Consolidated Statement of Financial Position.

Future minimum lease payments under these leases as of February 1, 2002 are as follows: $4 million in fiscal 2003; $3 million in fiscal 2004; $3 million in fiscal 2005; $2 million in fiscal 2006; $1 million in fiscal 2007; and $1 million thereafter. Residual value guarantees of up to $162 million, $306 million and $71 million are due in fiscal 2004, 2006 and 2008, respectively.

As part of the above lease transactions, the Company restricted $90 million and $7 million of its investment securities as collateral for specified lessor obligations under the leases as of February 1, 2002 and February 2, 2001. These investment securities are restricted as to withdrawal and are managed by third parties subject to certain limitations under the Company’s investment policy. In addition, the Company must meet certain financial covenant requirements related to interest coverage, net debt to capitalization, and consolidated tangible net worth as defined by the underlying agreements. The tangible net worth financial covenant requires that the Company’s Tangible Net Worth, as defined, not be less than $1 billion. The Company was in compliance with all financial covenants in fiscal 2002, 2001, and 2000.

The Company leases other property and equipment, manufacturing facilities and office space under non-cancelable leases. Certain leases obligate the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under all non-cancelable leases (excluding the master lease facilities described above) as of February 1, 2002 are as follows: $36 million in fiscal 2003; $28 million in fiscal 2004; $25 million in fiscal 2005; $21 million in fiscal 2006; $14 million in fiscal 2007; and $72 million thereafter. Rent expense under all leases totaled $93 million, $95 million, and $81 million for fiscal 2002, 2001 and 2000, respectively.

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

NOTE 8 — Related Party Transactions

The Company is currently a partner in Dell Financial Services L.P. (“DFS”). Through a series of transactions more fully described below, Tyco International Ltd. (“Tyco”) became the other venture partner in DFS. The joint venture brought together two parties with complementary interests: the Company wanted to enable sales of its products to customers who desired a financing option, and Tyco wanted a steady source of originations for its financial services business. The existence of the joint venture allows the Company to provide customers with various financing alternatives and asset management services as a part of the total service package offered to the customer, while Tyco, as a financial services company, is the entity that finances the transaction between DFS and the customer.

In the course of its relationship with DFS, the Company sells equipment to DFS or to the customer, and DFS enters into financing arrangements (primarily leases and installment loans, respectively) with the Company’s customers. Subsequent to origination, DFS sells the loan or lease receivable stream to Tyco, and DFS remits the product sales invoice amounts to the Company. The Company recognizes revenue from the sale of equipment to DFS in accordance with the Company’s revenue recognition policy (see Note 1) because leases between DFS and the customer qualify as direct financing leases and loans are the result of the customers’ direct purchase of equipment from the Company. Neither Tyco nor DFS have any recourse to the Company. DFS originated financing arrangements for the Company’s customers totaling $2.7 billion in fiscal 2002, $2.5 billion in fiscal 2001 and $1.8 billion in fiscal 2000. The Company receives origination fees from DFS (which totaled $70 million, $66 million and $20 million during fiscal 2002, 2001 and 2000, respectively), and includes those fees in net revenue.

In accordance with the partnership agreement between the Company and Tyco, losses generated by DFS are allocated to Tyco. Net income in DFS is allocated 70% to the Company and 30% to Tyco, after Tyco has recovered any cumulative losses. The Company includes its share of DFS net income in investment and other income. Although the Company has a 70% equity interest in DFS, because the Company cannot and does not exercise control over DFS, the investment is accounted for under the equity method. The Company’s investment in DFS at February 1, 2002 was $19 million. Equity income in DFS and any intercompany balances were immaterial to the Company’s results of operations and financial position for fiscal 2002, 2001 and 2000. Had the Company been required to consolidate DFS, the impact to the Company’s reported revenue and earnings would not have been material for fiscal 2002, 2001 and 2000.

DFS was formed in 1998 by the Company and Newcourt Credit Group, Inc. (“Newcourt”). In fiscal 2000, Newcourt was acquired by The CIT Group, Inc. (“CIT”) and subsequently, in fiscal 2002, CIT was acquired by Tyco. Tyco is currently assessing whether to spin-off or sell its financial services company to a third party. While the Company cannot predict with certainty how these transactions will affect DFS, the Company currently does not believe that either of these alternatives will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 9 — Supplemental Consolidated Financial Information

	February 1,	February 2,
	2002	2001

	(In millions)
Supplemental Consolidated Statement of Financial Position Information:
Accounts receivable:
Gross accounts receivable	$2,337	$2,493
Allowance for doubtful accounts	(68)	(69)

	$2,269	$2,424

Inventories:
Production materials	$153	$95
Work-in-process and finished goods	125	305

	$278	$400

Property, plant and equipment:
Land and buildings	$374	$432
Computer equipment	627	561
Machinery and other equipment	437	541

Total property, plant and equipment	1,438	1,534
Accumulated depreciation and amortization	(612)	(538)

	$826	$996

Accrued and other current liabilities:
Compensation	$384	$428
Deferred income	322	262
Sales and property taxes	259	421
Warranty	484	467
Income taxes	5	123
Other	990	791

	$2,444	$2,492

Other noncurrent liabilities:
Deferred income	$280	$306
Other	522	455

	$802	$761

	Fiscal Year Ended

	February 1,	February 2,	January 28,
	2002	2001	2000

	(In millions)
Supplemental Consolidated Statement of Income Information:
Research, development and engineering expenses:
Research and development expenses	$321	$363	$292
Engineering expenses	131	119	82

	$452	$482	$374

Investment and other income (loss), net:
Gains/(losses) on investments, net	$(277)	$307	$80
Investment income, primarily interest	314	305	158
Interest expense	(29)	(47)	(34)
Other	(66)	(34)	(16)

	$(58)	$531	$188

	Fiscal Year Ended

	February 1,	February 2,	January 28,
	2002	2001	2000

	(In millions)
Supplemental Consolidated Statement of Cash Flows Information:
Changes in operating working capital accounts:
Accounts receivable, net	$222	$(531)	$(394)
Inventories	111	(11)	(123)
Accounts payable	826	780	988
Accrued and other liabilities	(210)	404	416
Other, net	(123)	—	(75)

	$826	$642	$812

Income taxes paid (received)	$120	$(32)	$(363)
Interest paid	$31	$49	$34

NOTE 10 — Segment Information

The Company conducts operations worldwide and is primarily managed on a geographic basis, with those geographic segments being the Americas, Europe, and Asia Pacific-Japan regions. The Americas region, which is based in Round Rock, Texas, covers the United States, Canada, South America, and Latin America. The European region, which is based in Bracknell, England, covers the European countries and also some countries in the Middle East and Africa. The Asia Pacific-Japan region covers the Pacific Rim, including Japan, Australia and New Zealand, and is based in Singapore. During fiscal 2002, as a result of continued growth in consumer sales in the United States, the Company changed its management structure resulting in two separate reportable segments within the Americas: Business and U.S. Consumer.

The accounting policies of the Company’s reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to and evaluates the performance of its segments based on operating income. Corporate expenses are included and special charges are excluded from the Company’s measure of segment operating income for management reporting purposes. The asset totals disclosed by geography are directly managed by those regions and include accounts receivable, inventory, certain fixed assets, and certain other assets. Assets are not allocated specifically to the Business and U.S. Consumer segments within the Americas. Corporate assets primarily include cash and cash equivalents, investments, deferred tax assets, and other assets.

The table below presents information about the Company’s reportable segments. The Americas Business segment includes sales to commercial, government and educational customers. Financial data for prior periods has been restated to reflect current presentation.

	Fiscal Year Ended

	February 1,	February 2,	January 28,
	2002	2001	2000

	(in millions)
Net revenue
Americas:
Business	$17,275	$18,969	$15,160
U.S. Consumer	4,485	3,902	2,719

Total Americas	21,760	22,871	17,879
Europe	6,429	6,399	5,590
Asia Pacific-Japan	2,979	2,618	1,796

Total net revenue	$31,168	$31,888	$25,265

Operating income
Americas:
Business	$1,482	$1,999	$1,800
U.S. Consumer	260	253	204

Total Americas	1,742	2,252	2,004
Europe	377	347	359
Asia Pacific-Japan	152	169	94
Special Charges	(482)	(105)	(194)

Total operating income	$1,789	$2,663	$2,263

Depreciation and amortization
Americas:
Business	$125	$130	$81
U.S. Consumer	32	27	15

Total Americas	157	157	96
Europe	54	60	45
Asia Pacific-Japan	28	23	15

Total depreciation and amortization	$239	$240	$156

Assets
Americas	$2,319	$2,553	$2,456
Europe	1,220	1,167	1,147
Asia Pacific-Japan	499	524	413
Corporate Assets	9,497	9,426	7,544

Total assets	$13,535	$13,670	$11,560

The following is net revenue and long-lived asset information by geographic region:

	Fiscal Year Ended

	February 1,	February 2,	January 28,
	2002	2001	2000

	(in millions)
Net revenue
United States	$20,295	$21,428	$16,878
Foreign countries	10,873	10,460	8,387

Total net revenue	$31,168	$31,888	$25,265

	Fiscal Year Ended

	February 1,	February 2,	January 28,
	2002	2001	2000

	(In millions)
Long-lived assets
United States	$542	$665	$481
Foreign countries	284	331	284

Total long-lived assets	$826	$996	$765

The allocation between domestic and foreign net revenue is based on the location of the customers. Net revenue and long-lived assets from no single foreign country was material to the Company’s consolidated net revenues and long-lived assets for fiscal 2002, 2001, and 2000.

The following is net revenue by product groups:

	Fiscal Year Ended

	February 1,	February 2,	January 28,
	2002	2001	2000

	(In millions)
Desktop computer systems	$16,516	$16,874	$14,911
Notebook computers	8,829	9,237	6,312
Enterprise systems	5,823	5,777	4,042

Totals	$31,168	$31,888	$25,265

Net revenue by product group includes associated service revenue. No single customer accounted for more than 10% of the Company’s consolidated net revenue during fiscal 2002, 2001, and 2000.

NOTE 11 — Unaudited Quarterly Results

The following tables contain selected unaudited Consolidated Statement of Income and stock sales price data for each quarter of fiscal 2002 and 2001.

	Fiscal Year Ended 2002

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share data)
Net revenue	$8,061	$7,468	$7,611	$8,028
Gross margin	$1,416	$1,313	$1,330	$1,448
Net income	$456	$429	$(101)	$462
Earnings per common share (a):
Basic	$0.18	$0.16	$(0.04)	$0.18
Diluted	$0.17	$0.16	$(0.04)	$0.17
Weighted average shares outstanding:
Basic	2,599	2,611	2,601	2,600
Diluted	2,690	2,728	2,601	2,757
Stock sales prices per share:
High	$29.67	$27.84	$28.74	$30.49
Low	$25.30	$16.63	$23.41	$20.63

	Fiscal Year 2001(b)

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share data)
Net revenue	$8,674	$8,264	$7,670	$7,280
Gross margin	$1,559	$1,758	$1,634	$1,492
Net income before cumulative effect of change in accounting principle	$434	$674	$603	$525
Net income	$434	$674	$603	$466
Earnings per common share (a):
Before cumulative effect of change in accounting principle
Basic	$0.17	$0.26	$0.23	$0.20
Diluted	$0.16	$0.25	$0.22	$0.19
After cumulative effect of change in accounting principle
Basic	$0.17	$0.26	$0.23	$0.18
Diluted	$0.16	$0.25	$0.22	$0.17
Weighted average shares outstanding:
Basic	2,582	2,586	2,582	2,575
Diluted	2,783	2,739	2,726	2,737
Stock sales prices per share:
High	$33.06	$44.25	$54.67	$59.69
Low	$16.25	$22.75	$42.00	$35.00

(a)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

(b)	Reflects the adoption of SAB 101 as discussed in Note 1. The cumulative effect of this change was $59 million, net of taxes. Other than the cumulative effect, this accounting change had no material effect on the Company’s previously reported revenue or quarterly earnings during fiscal 2001.

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

PART IV

ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

The following financial statements are filed as a part of this Report under “Item 8 — Financial Statements and Supplementary Data”:

Financial Statement Schedules

The following financial statement schedule is filed as a part of this Report under Schedule II immediately preceding the signature page: Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended February 1, 2002. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

Exhibits

The following exhibits are filed as a part of this Report, with each exhibit that consists of or includes a management contract or compensatory plan or arrangement being identified with an “*”:

Exhibit
No.		Description of Exhibit

3.1	—	Amended and Restated Certificate of Incorporation, filed July 16, 2001 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2001, Commission File No. 0-17017)
3.2	—	Restated Bylaws, as adopted on November 29, 1995 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1995, Commission File No. 0-17017)
4.1	—	Rights Agreement, dated as of November 29, 1995 (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 8-K, dated November 29, 1995, and filed with the Securities and Exchange Commission on November 30, 1995, Commission File No. 0-17017)
4.2	—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3	—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of the Company’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4	—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of the Company’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.5	—	Form of the Company’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.6	—	Form of the Company’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
10.1*	—	Dell Computer Corporation 1989 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993, Commission File No. 0-17017)
10.2*	—	Dell Computer Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-4, Registration No. 33-69680)
10.3*	—	Amended and Restated Dell Computer Corporation Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8, filed October 31, 2000, Registration No. 333-49014)

Exhibit
No.			Description of Exhibit

10.4*		—	Amended and Restated Dell Computer Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed September 20, 2001, Registration No. 333-69724)
10.5*		—	Executive Incentive Bonus Plan, adopted July 17, 1998 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1999, Commission File No. 0-17017)
10.6*		—	Amended and Restated Dell Computer Corporation 1998 Broad Based Stock Option Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8, filed October 31, 2000, Registration No. 333-49016)
10.7*		—	Amended and Restated Dell Computer Corporation 401(k) Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed September 20, 2001, Registration No. 333-69726)
10.8*		—	Amendment No. 1 to the Dell Computer Corporation 401(k) Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed September 20, 2001, registration No. 333-69726)
10.9*	†	—	Amendment No. 2 to the Dell Computer Corporation 401(k) Plan, dated January 1, 2001.
10.10	*	—	Employment Agreement, dated December 10, 1999, between the Company and James T. Vanderslice (incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10-K for the fiscal year ended January 28, 2000, Commission File No. 0-17017)
21†		—	Subsidiaries of the Company
23†		—	Consent of PricewaterhouseCoopers LLP

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

  † Filed herewith.

Reports on Form 8-K

None.

SCHEDULE II

DELL COMPUTER CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

				Write-Offs
		Balance at	Charged to	Charged	Balance
Fiscal		Beginning	Bad Debt	to	at End of
Year	Description	of Period	Expense	Allowance	Period

		(in millions)
2002	Allowance for doubtful accounts	$69	$39	$40	$68
2001	Allowance for doubtful accounts	$44	$56	$31	$69
2000	Allowance for doubtful accounts	$30	$29	$15	$44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL COMPUTER CORPORATION

By:	/s/ MICHAEL S. DELL

Michael S. Dell
Chairman of the Board and
Chief Executive Officer

Date: April 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL S. DELL Michael S. Dell	Chairman of the Board, Chief Executive Officer (principal executive officer) and Director	April 30, 2002

/s/ DONALD J. CARTY Donald J. Carty	Director	April 30, 2002

/s/ WILLIAM H. GRAY, III William H. Gray, III	Director	April 30, 2002

/s/ MICHAEL H. JORDAN Michael H. Jordan	Director	April 30, 2002

/s/ JUDY C. LEWENT Judy C. Lewent	Director	April 30, 2002

/s/ THOMAS W. LUCE III Thomas W. Luce III	Director	April 30, 2002

/s/ KLAUS S. LUFT Klaus S. Luft	Director	April 30, 2002

/s/ ALEX J. MANDL Alex J. Mandl	Director	April 30, 2002

/s/ MICHAEL A. MILES Michael A. Miles	Director	April 30, 2002

/s/ SAMUEL A. NUNN, JR. Samuel A. Nunn, Jr.	Director	April 30, 2002

/s/ MORTON L. TOPFER Morton L. Topfer	Director	April 30, 2002

/s/ JAMES M. SCHNEIDER James M. Schneider	Sr. Vice President and Chief Financial Officer (principal financial and accounting officer)	April 30, 2002

EXHIBIT INDEX

Exhibit
No.		Description of Exhibit

3.1	—	Amended and Restated Certificate of Incorporation, filed July 16, 2001 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2001, Commission File No. 0-17017)
3.2	—	Restated Bylaws, as adopted on November 29, 1995 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1995, Commission File No. 0-17017)
4.1	—	Rights Agreement, dated as of November 29, 1995 (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 8-K, dated November 29, 1995, and filed with the Securities and Exchange Commission on November 30, 1995, Commission File No. 0-17017)
4.2	—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3	—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of the Company’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4	—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of the Company’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.5	—	Form of the Company’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.6	—	Form of the Company’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
10.1*	—	Dell Computer Corporation 1989 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993, Commission File No. 0-17017)
10.2*	—	Dell Computer Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-4, Registration No. 33-69680)
10.3*	—	Amended and Restated Dell Computer Corporation Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8, filed October 31, 2000, Registration No. 333-49014)
10.4*	—	Amended and Restated Dell Computer Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed September 20, 2001, Registration No. 333-69724)
10.5*	—	Executive Incentive Bonus Plan, adopted July 17, 1998 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1999, Commission File No. 0-17017)

Exhibit
No.			Description of Exhibit

10.6*		—	Amended and Restated Dell Computer Corporation 1998 Broad Based Stock Option Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8, filed October 31, 2000, Registration No. 333-49016)
10.7*		—	Amended and Restated Dell Computer Corporation 401(k) Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed September 20, 2001, Registration No. 333-69726)
10.8*		—	Amendment No. 1 to the Dell Computer Corporation 401(k) Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed September 20, 2001, registration No. 333-69726)
10.9*	†	—	Amendment No. 2 to the Dell Computer Corporation 401(k) Plan, dated January 1, 2001.
10.10	*	—	Employment Agreement, dated December 10, 1999, between the Company and James T. Vanderslice (incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10-K for the fiscal year ended January 28, 2000, Commission File No. 0-17017)
21†		—	Subsidiaries of the Company
23†		—	Consent of PricewaterhouseCoopers LLP

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

  † Filed herewith.