Form 10-Q
period 2002-05-03
DELL COMPUTER CORP
filed 2002-06-17
CIK 826083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended May 3, 2002

Commission file number: 0-17017

Dell Computer Corporation

(Exact name of registrant as specified in its charter)

Delaware	74-2487834
(State of incorporation)	(I.R.S. Employer ID No.)

807 Las Cimas Parkway, Building 2

Austin, Texas 78746
(Address of principal executive offices)

(512) 338-4400

(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

As of the close of business on May 31, 2002, the registrant had 2,594,386,142 shares of common stock, par value $.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions; unaudited)

	May 3,	February 1,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$3,617	$3,641
Short-term investments	343	273
Accounts receivable, net	2,308	2,269
Inventories	284	278
Other	1,286	1,416

Total current assets	7,838	7,877
Property, plant and equipment, net	834	826
Investments	4,234	4,373
Other non-current assets	410	459

Total assets	$13,316	$13,535

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,062	$5,075
Accrued and other	2,345	2,444

Total current liabilities	7,407	7,519
Long-term debt	520	520
Other	868	802

Total liabilities	8,795	8,841

Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 2,660 and 2,654, respectively	5,680	5,605
Treasury stock, at cost; 66 and 52 shares, respectively	(2,861)	(2,249)
Retained earnings	1,821	1,364
Other comprehensive income (loss)	(47)	38
Other	(72)	(64)

Total stockholders’ equity	4,521	4,694

Total liabilities and stockholders’ equity	$13,316	$13,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts; unaudited)

	Three Months Ended

	May 3,	May 4,
	2002	2001

Net revenue	$8,066	$8,028
Cost of revenue	6,675	6,580

Gross margin	1,391	1,448

Operating expenses:
Selling, general and administrative	691	737
Research, development and engineering	110	123

Total operating expenses	801	860

Operating income	590	588
Investment and other income, net	48	58

Income before income taxes	638	646
Provision for income taxes	181	184

Net income	$457	$462

Earnings per common share:
Basic	$0.18	$0.18

Diluted	$0.17	$0.17

Weighted average shares outstanding:
Basic	2,595	2,600
Diluted	2,672	2,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions; unaudited)

	Three Months Ended

	May 3,	May 4,
	2002	2001

Cash flows from operating activities:
Net income	$457	$462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51	65
Tax benefits of employee stock plans	32	163
Gain on sale of investments	(9)	(16)
Other	(24)	86
Changes in:
Operating working capital	22	28
Non-current assets and liabilities	50	34

Net cash provided by operating activities	579	822

Cash flows from investing activities:
Investments:
Purchases	(1,266)	(1,348)
Maturities and sales	1,273	1,276
Capital expenditures	(55)	(40)

Net cash used in investing activities	(48)	(112)

Cash flows from financing activities:
Purchase of common stock	(612)	(751)
Issuance of common stock under employee plans	20	56

Net cash used in financing activities	(592)	(695)

Effect of exchange rate changes on cash	37	(39)

Net decrease in cash	(24)	(24)
Cash and cash equivalents at beginning of period	3,641	4,910

Cash and cash equivalents at end of period	$3,617	$4,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dell Computer Corporation (the “Company”) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2002. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at May 3, 2002 and February 1, 2002, and the results of their operations and their cash flows for the three months ended May 3, 2002 and May 4, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 — INVENTORIES

	May 3,	February 1,
	2002	2002

	(in millions)
Inventories:
Production materials	$157	$153
Work-in-process and finished goods	127	125

	$284	$278

NOTE 3 — EARNINGS PER COMMON SHARE

Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended

	May 3,	May 4,
	2002	2001

	(in millions, except
	per share amounts)
Net income	$457	$462
Weighted average shares outstanding:
Basic	2,595	2,600
Employee stock options and other	77	157

Diluted	2,672	2,757

Earnings per common share:
Basic	$0.18	$0.18

Diluted	$0.17	$0.17

NOTE 4 — COMPREHENSIVE INCOME

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, unrealized gains (losses) on derivative financial instruments related to foreign currency hedging, and unrealized gains (losses) on marketable securities classified as available-for-sale. Comprehensive income for the three-month periods ended May 3, 2002 and May 4, 2001, was as follows:

	Three Months Ended

	May 3,	May 4,
	2002	2002

	(in millions)
Comprehensive income:
Net income	$457	$462
Foreign currency translations	1	1
Unrealized gains (losses) on foreign currency hedging instruments	(89)	48
Unrealized gains (losses) on marketable securities	3	(77)

Total comprehensive income, net of taxes	$372	$434

NOTE 5 — SEGMENT INFORMATION

The Company conducts operations worldwide and is primarily managed on a geographic basis, with those geographic segments being the Americas, Europe, and Asia Pacific-Japan regions. The Americas region, which is based in Round Rock, Texas, covers the United States, Canada, South America, and Latin America. The Company has two reportable segments within the Americas: Business and U.S. Consumer. The Americas Business segment includes sales to commercial, government and education customers. The European region, which is based in Bracknell, England, covers the European countries and also some countries in the Middle East and Africa. The Asia Pacific-Japan region covers the Pacific Rim, including Japan, Australia and New Zealand, and is based in Singapore. The accounting policies of the Company’s reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2002. The Company allocates resources to and evaluates the performance of its segments based on operating income. Corporate expenses are included in the Company’s measure of segment operating income for management reporting purposes.

The table below presents information about the Company’s reportable segments for the three-month periods ended May 3, 2002 and May 4, 2001:

	Three Months Ended

	May 3,	May 4,
	2002	2001

	(in millions)
Net revenue:
Americas:
Business	$4,387	$4,474
U.S. Consumer	1,219	971

Total Americas	5,606	5,445
Europe	1,658	1,752
Asia Pacific-Japan	802	831

Total net revenue	$8,066	$8,028

Operating income:
Americas:
Business	$407	$383
U.S. Consumer	72	19

Total Americas	479	402
Europe	72	127
Asia Pacific-Japan	39	59

Total operating income	$590	$588

NOTE 6 — SPECIAL CHARGES

During fiscal 2001 and 2002, the Company undertook two separate actions to reduce its workforce and exit certain activities to align its cost structure with ongoing economic and industry conditions. Special charges of $105 million and $482 million related to these actions were recorded in operating expenses in the fourth quarter of fiscal 2001 and the second quarter of fiscal 2002, respectively. As part of these actions, the Company eliminated approximately 5,700 employee positions worldwide from various business functions and job classes. As of May 3, 2002, $57 million of liabilities related to these charges remained accrued. Except for approximately $35 million related to net lease expenses that will be paid over the respective lease terms through fiscal 2006, this remaining accrual balance will be liquidated by the end of the second quarter of fiscal 2003.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Report that relate to future results and events are based on the Company’s current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting the Company’s business and prospects, see “Item 1 — Business — Factors Affecting the Company’s Business and Prospects” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2002.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

First Quarter Overview

During the first quarter of fiscal 2003, the Company continued to profitably grow market share and widened its lead as the world’s No. 1 supplier of personal computer systems. Its sequential and year-over-year revenue, earnings and unit shipment performance significantly exceeded the overall industry. The Company’s revenues were up slightly year over year and sequentially, while its five largest competitors collectively experienced declining year-over-year revenues and continued operating losses in their personal computer systems and related businesses.

During the quarter the Company further demonstrated the strength of its low-cost structure and efficient direct-to-customer model to generate stable operating profitability. Gross margins were down sequentially as a result of short-term cost increases in certain components. However, the Company’s continued focus on cost control resulted in Company record-low operating expenses as a percentage of revenue and stable operating income. By maintaining its strategy of profitable market share growth, with a focus on improving overall profitability, management currently expects to continue to capitalize on market opportunities as the industry consolidates.

In addition, cash flow from operations was $579 million. The Company believes that going forward it will continue to generate strong cash flow relative to earnings and that — combined with its $8.2 billion of cash and investments — it is well positioned to capitalize on the economic upturn when it occurs.

Results of Operations

The following table summarizes the results of the Company’s operations for the three months ended May 3, 2002 and May 4, 2001. All percentage amounts were calculated using the underlying data in thousands.

	Three Months Ended

	May 3,	May 4,
	2002	2001

	(in millions)
Net revenue	$8,066	$8,028
Gross margin	$1,391	$1,448
% of net revenue	17.2%	18.0%
Operating expenses	$801	$860
% of net revenue	9.9%	10.7%
Operating income	$590	$588
% of net revenue	7.3%	7.3%
Net income	$457	$462
% of net revenue	5.7%	5.8%

Net Revenue

The following table summarizes the Company’s net revenue by geographic region:

	Three Months
	Ended

	May 3,	May 4,
	2002	2001

	(in millions)
Net revenue:
Americas:
Business	$4,387	$4,474
U.S. Consumer	1,219	971

Total Americas	5,606	5,445
Europe	1,658	1,752
Asia Pacific-Japan	802	831

Consolidated net revenue	$8,066	$8,028

The global economy remained soft and the resulting pressure on capital spending continued to impact overall industry demand. The Company’s net unit shipments increased 13% from the first quarter of fiscal 2002 as compared to a year-over-year industry decline of 4% (excluding Dell) for the first calendar quarter of 2002. The Company continues to profitably grow market share, while simultaneously growing net unit shipments significantly in excess of the overall industry growth rate.

Average revenue per-unit sold decreased 12% compared to the same period a year ago, but increased 4% on a sequential basis. The year-over-year decline resulted primarily from competitive industry pricing and the Company’s practice of quickly passing component cost declines to its customers. The sequential increase is primarily a result of a mix shift toward enterprise systems and notebooks. The Company continues to anticipate that average revenue per-unit will be relatively stable and any decline in average revenue per-unit during fiscal 2003 will be more moderate than in recent periods. However, the Company will adjust its pricing as necessary in response to further economic and competitive conditions.

In the first quarter of fiscal 2003, net revenue was up slightly as compared to the same period a year ago as growth in net unit shipments was largely offset by declines in average per-unit revenues. Net revenue was essentially flat sequentially as the higher sequential average revenue per-unit was offset by a seasonal decline in unit shipments.

On a geographic basis, Americas net revenue increased 3% compared to the first quarter of fiscal 2002 and declined 1% sequentially on normal seasonal patterns in the consumer market. Net revenue in the U.S. Consumer segment grew 26% from the first quarter of fiscal 2002 as the Company continued to build on fiscal 2002 market share gains, and declined 23% sequentially consistent with normal seasonal patterns. The Company’s U.S. education and government businesses performed well, as revenue increased 16% from the prior year and these combined businesses experienced sequential and year-over-year improvements in unit shipments. The U.S. corporate business has stabilized, as units and revenues improved sequentially for all corporate sectors, but remain down year over year as the weak U.S. economy continues to impact corporate information technology spending.

Weak industry conditions continue to impact Europe. First quarter net revenue was down 5% from the same period a year ago as declining average per-unit revenue more than offset unit growth. Net revenue declined 2% sequentially, consistent with normal seasonal patterns. Net revenue in Asia Pacific-Japan decreased 3% from the first quarter of fiscal 2002, as many countries in the region continue to experience economic softness. However, net revenue in Japan increased 33% sequentially as the Company experienced both its normal seasonal strength in the quarter and an improved enterprise product mix in a weak market.

The Company’s enterprise systems, which include servers, storage, networking products, and workstations, continued to leverage industry standards and build substantial presence in the marketplace with unit shipments growing 16% compared to the first quarter of fiscal 2002 and 5% sequentially. The Company remains focused on extending its capabilities in enterprise systems — having entered into a long-term strategic alliance with EMC. In addition, the Company continues the trend of increasing the portion of its research, development and engineering expenses spent on enterprise systems.

Notebook computer unit shipments increased 5% from the same period in fiscal 2002 and 4% sequentially. Desktop shipments continued to gain share while units increased 16% from first quarter fiscal 2002 levels and declined 6% sequentially, primarily due to seasonality.

Gross Margin

As a percentage of net revenue, gross margin decreased from 18.0% in the first quarter of fiscal 2002 to 17.2% in the first quarter of fiscal 2003, while also decreasing 0.4% sequentially. The year-over-year decline occurred primarily as a result of intense price competition and the continuation of the Company’s share gain strategy. The sequential decline resulted not only from the aforementioned factors, but also from short-term increases in certain component costs. Based on industry, economic and other factors discussed above, the Company currently expects that this gross margin environment will continue to be challenging, but the Company’s intent is to focus on improving gross margins and operating margins as the economy improves. Management believes that the strength of the Company’s direct-to-customer business model, as well as its strong liquidity position, makes the Company better positioned than its competitors to profitably grow market share in the current business climate.

Operating Expenses

The following table presents certain information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended

	May 3,	May 4,
	2002	2001

	(in millions)
Selling, general and administrative	$691	$737
Percentage of net revenue	8.5%	9.2%
Research, development and engineering	$110	$123
Percentage of net revenue	1.4%	1.5%
Total operating expenses	$801	$860
Percentage of net revenue	9.9%	10.7%

Selling, general and administrative expenses decreased in absolute dollar amounts and as a percentage of revenue in the first quarter of fiscal 2003 as compared to both the fourth and first quarters of fiscal 2002. Management continues to focus on managing expenses relative to actual revenue growth rates, and as a result, selling, general and administrative expenses as a percentage of net revenues declined to a Company record-low 8.5% in the most recent period, down from 9.2% in the same period a year ago.

The Company continues to invest in research, development and engineering activities to develop and introduce new products and to support its continued goal of improving and developing efficient procurement, manufacturing and distribution processes. For the three months ended May 3, 2002, research, development and engineering expenses decreased slightly from the same period a year ago and remained flat in absolute dollars from the fourth quarter of fiscal 2002 as the Company managed its spending in light of current industry conditions. The Company expects to continue to invest in research, development and engineering activity, with an increasing emphasis on enterprise products, including servers and storage.

As part of its focus on improving margins, the Company remains focused on reducing costs to maintain price leadership and improve profitability. The current focus is on four areas of our business: manufacturing costs, warranty costs, structural or design costs, and overhead or operating expenses. Within these categories, some of the specific cost reduction initiatives include facilities rationalization, reductions in transformation costs, continued migration to low-cost sites, and product design savings.

Investment and Other Income, net

Investment and other income, net primarily includes interest income and expense, gains and losses from the sale of investments, and foreign exchange transaction gains and losses. For the three months ended May 3, 2002 and May 4, 2001, investment and other income, net, was $48 million and $58 million, respectively. The year-on-year decrease is due primarily to declining interest rates and fewer investment gains in the Company’s private and public equity securities portfolio.

Income Taxes

The Company’s effective tax rate was 28.5% for the three-month periods ended May 3, 2002 and May 4, 2001. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35%, principally because of the Company’s geographical distribution of taxable income.

Liquidity and Capital Resources

Liquidity

The following table presents selected financial statistics and information:

	May 3,	February 1,
	2002	2002

	(dollars in millions)
Cash and investments	$8,194	$8,287
Working capital	$431	$358

Days of sales in accounts receivable	30	29
Days of supply in inventory	4	4
Days in accounts payable	68	69

Cash conversion cycle	(34)	(36)

The Company ended the first quarter with $8.2 billion in cash and investments. The Company invests a large portion of its available cash in highly liquid investments of varying maturities at date of acquisition. The Company’s investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. As of May 3, 2002, only $254 million of the Company’s cash and investments were represented by its venture portfolio of private and public equity investments as compared to $719 million a year ago.

During the first three months of fiscal 2003, the Company generated $579 million in cash flows from operating activities, which represents the Company’s principle source of cash. Cash flows from operating activities resulted primarily from net income and income tax benefits that resulted from the exercise of employee stock options. These benefits represent corporate tax deductions (that are considered taxable income to the employee) that represent the amount by which the fair value of the Company’s stock exceeds the option strike price on the day the employee exercises an option, that reduce the Company’s taxes payable, and that under generally accepted accounting principles are recorded directly to stockholders’ equity accounts rather than to earnings. Management believes that the Company’s cash provided from operations will continue to be strong and be more than sufficient to support its operations and capital requirements, even if the economic climate should remain weak. The Company currently anticipates that it will continue to utilize its strong liquidity and cash flows to repurchase its common stock, make a limited number of strategic equity investments, consider — and possibly make — acquisitions and invest in systems and processes, as well as invest in the development and growth of its enterprise products.

The Company ended the first quarter with a cash conversion cycle of negative 34 days, an improvement of 10 days from the first quarter of fiscal 2002 and near the Company record negative 36 days achieved in the fourth quarter of fiscal 2002. Days of sales outstanding include the effect of customer shipments recorded in other current assets in the accompanying consolidated statement of financial position included in “Item 1 — Financial Statements.” For more information, see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2002.

Capital Commitments

Share Repurchases — The Company has a share repurchase program that it uses primarily to manage the dilution resulting from shares issued under the Company’s employee stock plans. As of the end of the first quarter of fiscal 2003, the Company had cumulatively repurchased 954 million shares over a six-year period out of its authorized 1 billion share repurchase program, for an aggregate cost of $10.4 billion. In June 2002, the Company’s Board of Directors authorized the purchase of an additional 250 million shares, increasing the total number of shares authorized under the share repurchase program to 1.25 billion. During the most recent quarter, the Company repurchased 14 million shares of common stock for an aggregate cost of $612 million. The Company has utilized equity instrument contracts to facilitate its repurchase of common stock, but has not entered into any new contracts subsequent to October of 2000. At May 3, 2002, the Company had outstanding put obligations covering 36.5 million shares with an average exercise price of $46 per share for a total of $1.68 billion. These puts had an estimated fair value liability of approximately $800 million (based on the closing market price of $24.32 as of May 3, 2002, for the Company’s stock). A 10% decrease in the Company’s stock price would increase the fair value of the put obligation by approximately $90 million, and a 10% increase would reduce the fair value by a like amount. The equity instruments are exercisable only at the date of expiration and expire at various dates through the first quarter of fiscal 2004. However, these instruments contain termination triggers that allow the holder to force settlement beginning at an $8 share price. The outstanding put obligations at February 1, 2002 permitted net share settlement at the Company’s option and, therefore, did not result in a liability on the accompanying Condensed Consolidated Statement of Financial Position. The Company’s practice has been to physically settle in-the-money put contracts as they mature by repurchasing the shares subject to the contracts and plans to continue to utilize this settlement option. In connection with this program, the Company also has options allowing it to purchase 19 million shares of common stock. Currently these options are significantly out of the money and will likely expire unexercised.

Capital Expenditures — The Company spent approximately $55 million on capital projects during the first quarter of fiscal 2003. Product demand and mix, as well as ongoing efficiencies in operating and information technology infrastructure, influence the level and prioritization of the Company’s capital expenditures. Capital expenditures for the fiscal year 2003 are currently expected to be approximately $300 million.

Long Term Debt — As of February 1, 2002, the Company had outstanding $200 million in Senior Notes due April 15, 2008 and $300 million in Senior Debentures due April 15, 2028.

Master Lease Facilities — The Company maintains master lease facilities providing the capacity to fund up to $1.1 billion. At May 3, 2002, $656 million of the combined facilities had been utilized, and the Company currently does not expect that additional future utilization of these combined facilities will be material.

Other Financing Arrangements

Dell Financial Services — The Company is a partner with Tyco International Ltd. (“Tyco”) in Dell Financial Services L.P. (“DFS”). DFS is able to provide the Company’s customers with various financing alternatives and asset management services as a part of a total service package offering, and Tyco, as a financial services company, finances the transaction between DFS and the customer. In accordance with the partnership agreement between the Company and Tyco, losses generated by DFS are allocated to Tyco. Net income in DFS is allocated 70% to the Company and 30% to Tyco, after Tyco has recovered any cumulative losses. The Company includes its share of DFS net income in investment and other income. Although the Company has a 70% equity interest in DFS, because the Company cannot and does not exercise control over DFS, the investment is accounted for under the equity method.

Although the Company has no economic exposure to the existing assets and liabilities of DFS, should the joint venture experience an interruption in operations, the Company would likely have to find alternative sources for future financing arrangements with its customers. Alternatives could include negotiating a financing arrangement with another entity or the Company’s financing customer purchases itself. Other companies have expressed interest in becoming potential future funding sources. Absent such an alternative financing arrangement, the Company could experience reductions in revenues due to losses in originations of financing arrangements. Currently, the Company does not anticipate any such interruption in DFS operations. Tyco is in the process of spinning off its financial services company in an initial public offering. The Company currently does not believe this spin-off would have a material adverse effect on the Company’s financial condition or results of operations.

Factors Affecting the Company’s Business and Prospects

There are numerous factors that affect the Company’s business and the results of its operations. These factors include general economic and business conditions; the level of demand for the Company’s products and services; the level and intensity of competition in the technology industry and the pricing pressures that have resulted; the ability of the Company to timely and effectively manage periodic product transitions, as well as component availability and cost; the ability of the Company to develop new products based on new or evolving technology and the market’s acceptance of those products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period; the Company’s ability to recover its investment in venture capital activities; and the Company’s ability to effectively manage its operating costs. For a discussion of these and other factors affecting the Company’s business and prospects, see “Item 1 — Business — Factors Affecting the Company’s Business and Prospects” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2002.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s market risks, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2002.

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

June 17, 2002

/s/ JAMES M. SCHNEIDER

James M. Schneider
Senior Vice President and Chief
Financial Officer
(On behalf of the registrant and as principal
accounting and financial officer)