Form 10-Q
period 2002-08-02
DELL COMPUTER CORP
filed 2002-09-16
CIK 826083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended August 2, 2002

Commission file number: 0-17017

Dell Computer Corporation

(Exact name of registrant as specified in its charter)

Delaware	74-2487834
(State of incorporation)	(I.R.S. Employer ID No.)

One Dell Way

Round Rock, Texas 78682
(Address of principal executive offices)

807 Las Cimas Parkway, Building 2

Austin, Texas 78746
(Former address of principal executive offices)

(512) 338-4400

(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

As of the close of business on August 30, 2002, 2,589,841,698 shares of common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.     Financial Statements

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions; unaudited)

	August 2,	February 1,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$3,725	$3,641
Short-term investments	319	273
Accounts receivable, net	2,590	2,269
Inventories	291	278
Other	1,358	1,416

Total current assets	8,283	7,877
Property, plant and equipment, net	872	826
Investments	4,589	4,373
Other non-current assets	318	459

Total assets	$14,062	$13,535

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,621	$5,075
Accrued and other	2,424	2,444

Total current liabilities	8,045	7,519
Long-term debt	516	520
Other	935	802

Total liabilities	9,496	8,841

Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 2,666 and 2,654, respectively	5,805	5,605
Treasury stock, at cost; 80 and 52 shares, respectively	(3,479)	(2,249)
Retained earnings	2,322	1,364
Other comprehensive income (loss)	(13)	38
Other	(69)	(64)

Total stockholders’ equity	4,566	4,694

Total liabilities and stockholders’ equity	$14,062	$13,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,
	2002	2001	2002	2001

Net revenue	$8,459	$7,611	$16,525	$15,639
Cost of revenue	6,944	6,281	13,619	12,861

Gross margin	1,515	1,330	2,906	2,778

Operating expenses:
Selling, general and administrative	727	672	1,418	1,409
Research, development and engineering	111	113	221	236
Special charge	—	482	—	482

Total operating expenses	838	1,267	1,639	2,127

Operating income	677	63	1,267	651
Investment and other income (loss), net	49	(207)	97	(149)

Income (loss) before income taxes	726	(144)	1,364	502
Income tax provision (benefit)	225	(43)	406	141

Net income (loss)	$501	$(101)	$958	$361

Earnings (loss) per common share:
Basic	$0.19	$(0.04)	$0.37	$0.14

Diluted	$0.19	$(0.04)	$0.36	$0.13

Weighted average shares outstanding:
Basic	2,586	2,601	2,591	2,600
Diluted	2,649	2,601	2,661	2,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions; unaudited)

	Six Months Ended

	August 2,	August 3,
	2002	2001

Cash flows from operating activities:
Net income	$958	$361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103	125
Tax benefits of employee stock plans	220	163
Special charges	—	742
Other, primarily effects of exchange rates on monetary assets and liabilities denominated in foreign currencies	(214)	129
Changes in:
Operating working capital	317	213
Non-current assets and liabilities	63	40

Net cash provided by operating activities	1,447	1,773

Cash flows from investing activities:
Investments:
Purchases	(3,044)	(2,662)
Maturities and sales	2,755	1,703
Capital expenditures	(140)	(145)

Net cash used in investing activities	(429)	(1,104)

Cash flows from financing activities:
Purchase of common stock	(1,230)	(1,490)
Issuance of common stock under employee plans	99	166
Other	1	13

Net cash used in financing activities	(1,130)	(1,311)

Effect of exchange rate changes on cash	196	(108)

Net increase (decrease) in cash	84	(750)
Cash and cash equivalents at beginning of period	3,641	4,910

Cash and cash equivalents at end of period	$3,725	$4,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — BASIS OF PRESENTATION

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of Dell Computer Corporation (the “Company”) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2002. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at August 2, 2002 and February 1, 2002, and the results of their operations and their cash flows for the three and six months ended August 2, 2002 and August 3, 2001.

Revenue Recognition — Net revenue includes sales of hardware, software and peripherals, and services (including extended service contracts and professional services). The Company offers separately-priced extended service contracts to customers that extend the support, parts and labor coverage offered as a part of the base warranty included with the product. The Company allocates fees from multiple element arrangements to the various elements based on the relative fair values of each element. Fair values are generally determined based on separate list prices. Product revenue is recognized when both title and risk of loss transfer to the customer, provided that no significant obligations remain. The Company provides for an estimate of product returns and doubtful accounts, based on historical experience. Revenue from service and extended warranty contracts for which the Company is obligated to perform is deferred and subsequently recognized on a gross basis over the term of the contract. Revenue from sales of third party service and extended warranty contracts for which the Company is not obligated to perform is recognized on a net basis at the time of sale. Professional services revenue is recorded when services are performed.

The Company does not recognize revenue for product shipments until received by the customer, although title transfers to the customer on substantially all products when shipped. Consequently, the product costs related to these in-transit customer shipments are included in other current assets in the accompanying condensed consolidated statement of financial position.

Website Development Costs — The Company expenses the cost of maintenance and minor enhancements to the features and functionality of its websites.

NOTE 2 — INVENTORIES

	August 2,	February 1,
	2002	2002

	(in millions)
Inventories:
Production materials	$167	$153
Work-in-process and finished goods	124	125

	$291	$278

NOTE 3 — EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings (loss) per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,
	2002	2001	2002	2001

	(in millions, except per share amounts)
Net income (loss)	$501	$(101)	$958	$361
Weighted average shares outstanding:
Basic	2,586	2,601	2,591	2,600
Employee stock options and other	63	—	70	143

Diluted	2,649	2,601	2,661	2,743

Earnings (loss) per common share:
Basic	$0.19	$(0.04)	$0.37	$0.14
Diluted	$0.19	$(0.04)	$0.36	$0.13

Employee stock options and put obligations exercisable for 197 million and 319 million shares during the second quarter of fiscal 2003 and 2002, respectively, and for 197 million and 260 million shares during the six-month periods ended August 2, 2002 and August 3, 2001, respectively, were not included in the computation of diluted weighted average shares outstanding because the effect of such instruments was antidilutive.

NOTE 4 — COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments, unrealized gains (losses) on derivative financial instruments related to foreign currency hedging, and unrealized gains (losses) on marketable securities classified as available-for-sale. Comprehensive income (loss) for the three- and six-month periods ended August 2, 2002 and August 3, 2001, was as follows:

	Three Months Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,
	2002	2001	2002	2001

	(in millions)
Comprehensive income (loss):
Net income (loss)	$501	$(101)	$958	$361
Foreign currency translations	2	—	3	1
Unrealized gains (losses) on foreign currency hedging instruments	(4)	(39)	(93)	9
Unrealized gains (losses) on marketable securities	36	3	39	(74)

Total comprehensive income (loss), net of taxes	$535	$(137)	$907	$297

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

The table below presents information about the Company’s reportable segments for the three- and six-month periods ended August 2, 2002 and August 3, 2001:

	Three Months Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,
	2002	2001	2002	2001

	(in millions)
Net revenue:
Americas:
Business	$5,046	$4,549	$9,433	$9,023
U.S. Consumer	1,095	853	2,314	1,824

Total Americas	6,141	5,402	11,747	10,847
Europe	1,526	1,483	3,184	3,235
Asia Pacific-Japan	792	726	1,594	1,557

Total net revenue	$8,459	$7,611	$16,525	$15,639

Operating income:
Americas:
Business	$486	$406	$893	$789
U.S. Consumer	59	26	131	45

Total Americas	545	432	1,024	834
Europe	78	82	150	209
Asia Pacific-Japan	54	31	93	90
Less: Special charge	—	(482)	—	(482)

Total operating income	$677	$63	$1,267	$651

NOTE 6 — SPECIAL CHARGES

During fiscal 2001 and 2002, the Company undertook two separate actions to reduce its workforce and exit certain activities to align its cost structure with ongoing economic and industry conditions. Special charges of $105 million and $482 million related to these actions were recorded in operating expenses in the fourth quarter of fiscal 2001 and the second quarter of fiscal 2002, respectively. As part of these actions, the Company eliminated approximately 5,700 employee positions worldwide from various business functions and job classes. Non-cash charges consisted primarily of buildings being exited, as well as equipment, technology/software developed or purchased for internal use, and other assets being abandoned or disposed of as part of these actions. This included $75 million to write off goodwill and substantially all intellectual property associated with the fiscal 2000 acquisition of ConvergeNet Technologies, Inc. (ConvergeNet) due to the Company’s decision to discontinue the development of ConvergeNet’s proprietary storage technology.

A summary of special charges is as follows (in millions):

				Liability at
	Total		Non-Cash	August 2,
	Charge	Paid	Charges	2002

Employee separations	$184	$178	$—	$6
Facility consolidations	224	112	(79)	33
Other asset impairments and exit costs	179	24	(152)	3

Total	$587	$314	$(231)	$42

As of August 2, 2002, approximately $42 million of liabilities related to these charges remained accrued, which primarily represents net lease expenses that will be paid over the respective lease terms through fiscal 2006.

In addition to the special charges described above, the Company also recorded an impairment charge of $260 million during the second quarter of fiscal 2002 reflecting other-than-temporary declines in fair value of certain venture investments. This charge was recorded in investment and other income (loss), net.

NOTE 7 — TRANSACTIONS WITH LEASING AFFILIATE

The Company is currently a partner in Dell Financial Services L.P. (“DFS”). Through a series of transactions more fully described below, CIT Group, Inc. (“CIT”) became the other venture partner in DFS. The joint venture brought together two parties with complementary interests: the Company wanted to enable sales of its products to customers who desired a financing option, and CIT wanted a steady source of originations for its financial services business. The existence of the joint venture allows the Company to provide customers with various financing alternatives and asset management services as a part of the total service package offered to the customer. CIT, as a financial services company, is the entity that finances the transaction between DFS and the customer.

The Company may sell equipment directly to customers who, in turn, enter into loans with DFS to finance their purchases. The Company recognized revenue on equipment sold to end-user customers which was financed with DFS installment loans in the amount of $422 million and $246 million during the second quarter of fiscal 2003 and fiscal 2002, respectively, and $868 million and $523 million during the six-month periods ended August 2, 2002 and August 3, 2001, respectively. In addition, when the Company’s customers desire lease financing, the Company usually sells equipment to DFS, and DFS will enter into direct financing lease arrangements with the customers. The Company recognizes revenue from the sale of equipment to DFS in accordance with the Company’s revenue recognition policy (see Note 1) because leases between DFS and the customer qualify as direct financing leases. The Company recognized revenue on sales to DFS in the amount of $295 million and $341 million during the second quarter of fiscal 2003 and 2002, respectively, and $565 million and $690 million during the six-month periods ended August 2, 2002 and August 3, 2001, respectively. Neither CIT nor DFS have any recourse or rights of return to the Company. The Company receives a referral fee from DFS for introducing customers to DFS for financing alternatives. Such fees were $10 million and $14 million for the second quarter of fiscal 2003 and fiscal 2002, respectively, and $22 million and $38 million for the six-month periods ended August 2, 2002 and August 3, 2001, respectively, and are included in net revenue.

In accordance with the partnership agreement between the Company and CIT, losses generated by DFS are allocated to CIT. Net income generated by DFS is allocated 70% to the Company and 30% to CIT, after CIT has recovered any cumulative losses. The Company’s share of DFS net income is reflected in investment and other income, net. The Company had recognized approximately $1 million of cumulative pretax earnings as of the end of fiscal 2002. Additionally, the Company has recognized $0.7 million and $1 million of pretax earnings for three and six months ended August 2, 2002. In the event DFS is terminated with a cumulative deficit, the Company is not obligated to fund any losses. Although the Company has a 70% equity interest in DFS, because the Company cannot and does not exercise control over DFS, the investment is accounted for under the equity method. The Company’s investment in DFS at August 2, 2002 was $24 million.

DFS was formed in fiscal 1998 by the Company and Newcourt Credit Group, Inc. (“Newcourt”). In fiscal 2000, Newcourt was acquired by CIT and in fiscal 2002, CIT was acquired by Tyco International Inc. (“Tyco”). In July 2002, Tyco spun off CIT as an independent company and, as a result, CIT became the Company’s partner in DFS.

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

Second Quarter Overview

During the second quarter and first six months of fiscal 2003, the Company continued to profitably grow and increase its market share, strengthening its reputation as a leading supplier of personal and business computing systems. The Company’s second quarter performance significantly exceeded the overall industry. Its net revenue, earnings and unit shipments increased year over year and sequentially, while its top competitors collectively experienced declining year-over-year revenues and continued operating losses in their personal computer systems and related businesses.

During the quarter, the Company further demonstrated the strength of its low-cost structure and efficient direct-to-customer model generating increased operating profitability. Gross margins for the quarter increased sequentially and year over year primarily as a result of a favorable shift in product mix toward enterprise and notebook computer systems and component cost declines resuming normal patterns. Additionally, the Company’s continued focus on cost control resulted in Company record-low operating expenses as a percentage of revenue and improved operating margins. By maintaining its strategy of profitable market share growth with a focus on improving overall profitability, management currently expects to continue to capitalize on market opportunities as the industry consolidates.

In addition, cash flow from operations was $1.4 billion for the first six months of fiscal 2003, and at August 2, 2002, the Company had cash and investments totalling $8.6 billion. The Company believes that going forward it will continue to generate strong cash flow relative to earnings, that it will grow market share even if the overall market does not grow, and that it is well positioned to capitalize on the economic upturn when it occurs.

Results of Operations

The following table summarizes the results of the Company’s operations for the three and six months ended August 2, 2002 and August 3, 2001.

	Three Months Ended				Six Months Ended

	August 2, 2002		August 3, 2001		August 2, 2002		August 3, 2001

		% of net		% of net		% of net		% of net
	Dollars	revenue	Dollars	revenue	Dollars	revenue	Dollars	revenue

	(dollars in millions)
Net revenue	$8,459	100.0%	$7,611	100.0%	$16,525	100.0%	$15,639	100.0%
Gross margin	1,515	17.9%	1,330	17.5%	2,906	17.6%	2,778	17.8%
Operating expenses	838	9.9%	785	10.3%	1,639	9.9%	1,645	10.5%
Special charge	—	—	482	6.4%	—	—	482	3.1%
Total operating expenses	838	9.9%	1,267	16.7%	1,639	9.9%	2,127	13.6%
Operating income	677	8.0%	63	0.8%	1,267	7.7%	651	4.2%
Net income (loss)	$501	5.9%	$(101)	-1.3%	$958	5.8%	$361	2.3%

Net Revenue

The following table summarizes the Company’s net revenue by geographic region:

	Three Months Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,
	2002	2001	2002	2001

	(in millions)
Net revenue:
Americas:
Business	$5,046	$4,549	$9,433	$9,023
U.S. Consumer	1,095	853	2,314	1,824

Total Americas	6,141	5,402	11,747	10,847
Europe	1,526	1,483	3,184	3,235
Asia Pacific-Japan	792	726	1,594	1,557

Consolidated net revenue	$8,459	$7,611	$16,525	$15,639

The global economy remained soft and the resulting pressure on capital spending continued to impact overall industry demand. However, the Company’s net unit shipments increased 18% from the second quarter of fiscal 2002 as compared to a year-over-year industry decline of 5% (excluding the Company) for the second calendar quarter of 2002. The Company continued to profitably grow market share.

Average revenue per-unit sold decreased 6% compared to the same period a year ago, but was flat on a sequential basis. The year-over-year decline resulted primarily from competitive industry pricing and the Company’s practice of quickly passing component cost declines to its customers. The Company anticipates that average revenue per-unit will decline at a more moderate rate than in recent periods. However, the Company will adjust its pricing as necessary in response to further economic and competitive conditions.

In the second quarter and first six months of fiscal 2003, net revenue increased 11% and 6%, respectively, as compared to the same periods a year ago as growth in net unit shipments continued to drive an increase in net revenue. This increase was partially offset by declines in average revenue per unit. Net revenue in the second quarter of fiscal 2003 increased 5% sequentially, primarily as a result of the growth in unit shipments and a more favorable mix of notebook and enterprise products.

Overall, the Company’s second quarter geographic results were primarily driven by its performance in the Americas — and in the U.S. in particular. Americas net revenue increased 14% in the second quarter of fiscal 2003 compared to the same quarter a year ago and 10% sequentially. For the six-month period ended August 2, 2002, Americas net revenue increased 8% as compared to the same period in fiscal 2002. Net revenue in the U.S. Consumer segment grew 28% from the second quarter of fiscal 2002 as the Company continued to build on fiscal 2002 market share gains, and declined 10% sequentially consistent with normal seasonal patterns. Net revenue in the Business segment increased 11% in the second quarter of fiscal 2003 as compared to the same quarter in the previous year and 15% sequentially, driven primarily by the Company’s U.S. education and government businesses. These businesses experienced strong seasonal increases in unit shipments together with gains in market share.

Weak industry conditions continue to impact Europe. Second quarter net revenue increased 3% from the same period a year ago as unit growth offset declining average per-unit revenue. Net revenue decreased 8% sequentially, consistent with normal seasonal patterns. Net revenue in Asia Pacific-Japan increased 10% from the second quarter of fiscal 2002, as the Company experienced an improved enterprise product mix and improved market share in a weak market, while experiencing a seasonal decline of 12% from the first quarter.

The Company’s enterprise systems, which include servers, storage, networking products, and workstations, continued to outpace the industry with unit shipments growing 20% compared to the second quarter of fiscal 2002 and 5% sequentially; and compared to a year-over-year industry decline of 1% (excluding the Company) for the second calendar quarter of 2002. The Company continues to focus on extending its capabilities in enterprise systems. The Company has introduced new products, such as through its long-term strategic alliance with EMC Corporation (which enables the Company to address a broad range of customer needs with storage products that provide additional enterprise-class features), and has expanded its enterprise-level professional services and support offerings (such as Dell Professional Services® and Premier Enterprise

Services®). In addition, the Company continues the trend of increasing the portion of its research, development and engineering expenses spent on enterprise systems, allowing the Company to remain competitive.

Notebook computer unit shipments increased 17% from the same period in fiscal 2002 and 11% sequentially, compared to year-over-year industry growth of 4% (excluding the Company) for the second calendar quarter of 2002. Desktop shipments continued to gain share while units increased 18% from second quarter fiscal 2002 levels and increased 4% sequentially, compared to year-over-year industry decline of 7% (excluding the Company) for the second calendar quarter of 2002.

Gross Margin

As a percentage of net revenue, gross margin increased from 17.5% in the second quarter of fiscal 2002 to 17.9% in the second quarter of fiscal 2003, while also increasing sequentially from 17.2%. On a year-to-date basis, gross margin decreased from 17.8% during the first six months of fiscal 2002 to 17.6% during the first six months of fiscal 2003. The year-over-year growth of second quarter gross margin occurred primarily as a result of a favorable shift in product mix toward enterprise systems, competitive cost reductions driven by moderating personal computer market demand, and the Company’s continued focus on control of component costs. Based on industry, economic and other factors discussed above, the Company currently expects that this gross margin environment will continue to be challenging, but the Company’s intent is to focus on continuing to improve gross margins and operating margins as the economy improves. Management believes that the strength of the Company’s direct-to-customer business model, as well as its strong liquidity position, makes the Company better positioned than its competitors to profitably grow market share in the current business climate.

Operating Expenses

The following table presents certain information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended				Six Months Ended

	August 2, 2002		August 3, 2001		August 2, 2002		August 3, 2001

		% of net		% of net		% of net		% of net
	Dollars	revenue	Dollars	revenue	Dollars	revenue	Dollars	revenue

	(dollars in millions)
Selling, general and administrative	$727	8.6%	$672	8.8%	$1,418	8.6%	$1,409	9.0%
Research, development and engineering	111	1.3%	113	1.5%	221	1.3%	236	1.5%
Special charge	—	—	482	6.4%	—	—	482	3.1%

Total operating expenses	$838	9.9%	$1,267	16.7%	$1,639	9.9%	$2,127	13.6%

Selling, general and administrative expenses increased in absolute dollar amounts and decreased as a percentage of revenue in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002. Management continues to focus on aggressively managing expenses relative to actual revenue growth rates, and as a result, selling, general and administrative expenses as a percentage of net revenue declined to 8.6% in the most recent period, down from 8.8% in the same period a year ago.

During the second quarter of fiscal 2002, the Company undertook actions to reduce its workforce and exit certain activities to align its cost structure with ongoing economic and industry conditions resulting in a special charge of $482 million. As a result, the Company eliminated approximately 4,000 employee positions worldwide from various business functions and job classes. Non-cash charges consisted primarily of buildings being exited as well as equipment, technology/software developed or purchased for internal use, and other assets being abandoned or disposed as part of these actions. In addition, the Company also recorded an impairment charge of $260 million during the second quarter of fiscal 2002 reflecting other-than-temporary declines in fair value of certain venture investments. This impairment charge was recorded in investment and other income (loss), net.

The Company continues to invest in research, development and engineering activities to develop and introduce new products and to support its continued goal of improving and developing efficient procurement, manufacturing and distribution processes. For the three and six months ended August 2, 2002, research, development and engineering expenses decreased slightly from the respective periods a year ago and remained flat sequentially in absolute dollars during the second quarter of fiscal 2003 as the Company managed its spending in light of current industry conditions. The Company expects to continue to invest in research, development and engineering activity, with an increasing emphasis on enterprise products, including servers and storage. The Company has received 796 U.S. patents and has applied for an additional 582 patents.

As part of its focus on improving margins, the Company remains focused on reducing costs to maintain price leadership and improve profitability. Currently, the focus is on four areas: manufacturing costs, warranty costs, structural or design costs, and overhead or operating expenses. Within these categories, some of the specific cost reduction initiatives include reductions in transformation costs, continued migration to low-cost sites, product design savings, and facilities rationalization.

Investment and Other Income (Loss), net

Investment and other income (loss), net, primarily includes interest income and expense, gains and losses from the sale of investments, and foreign exchange transaction gains and losses. For the second quarter of fiscal 2003 and 2002, investment and other income (loss), net, was $49 million and ($207) million, respectively. For the six months ended August 2, 2002 and August 3, 2001, investment and other income (loss), net, was $97 million and ($149) million, respectively. The prior year periods include the previously mentioned impairment charges of $260 million for other-than-temporary declines in fair value of the Company’s venture investments due to ongoing market conditions. Excluding the effect of such impairment charge, the year-on-year decrease of investment and other income (loss), net, is due primarily to declining interest rates and fewer investment gains in the Company’s private and public equity securities portfolio.

Income Taxes

The Company’s effective tax rate was 31% and 30% for the second quarter of fiscal 2003 and 2002, respectively. For the six-month periods ended August 2, 2002 and August 3, 2001, the Company’s effective tax rate was 30% and 28%, respectively. The higher effective rates for the second quarter of fiscal 2003 and 2002 result from revising the expected full year rate due to a higher mix of profits from the U.S. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35%, principally because of the Company’s geographical distribution of taxable income.

Liquidity and Capital Resources

Liquidity

The following table presents selected financial statistics and information:

	August 2,	February 1,
	2002	2002

	(dollars in millions)
Cash and investments	$8,633	$8,287
Working capital	$238	$358

Days of sales in accounts receivable	32	29
Days of supply in inventory	4	4
Days in accounts payable	73	69

Cash conversion cycle	(37)	(36)

The Company ended the second quarter with $8.6 billion in cash and investments. The Company invests a large portion of its available cash in highly liquid/ highly rated corporate, bank, and government debt securities of varying maturities at the date of acquisition. The Company’s investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. As of August 2, 2002, only $248 million of the Company’s cash and investments were represented by its venture portfolio of private and public equity investments as compared to $454 million a year ago.

During the first six months of fiscal 2003, the Company generated $1.4 billion in cash flows from operating activities, which represents the Company’s principal source of cash. Cash flows from operating activities resulted primarily from net income and income tax benefits that resulted from the exercise of employee stock options. These benefits represent corporate tax deductions (that are considered taxable income to the employee) that represent the amount by which the fair value of the Company’s stock exceeds the option strike price on the day the employee exercises an option, that reduce the Company’s taxes payable, and that under generally accepted accounting principles are recorded directly to stockholders’ equity accounts rather than to earnings. Management believes that the Company’s cash provided from operations will continue to be strong and more than sufficient to support its operations and capital requirements, even if the economic climate should remain weak. The Company currently anticipates that it will continue to utilize its strong liquidity and cash flows to repurchase its common stock, make a limited number of strategic equity investments, consider and possibly make acquisitions and invest in systems and processes, as well as invest in the development and growth of its enterprise products.

The Company ended the second quarter of fiscal 2003 with a Company record cash conversion cycle of negative 37 days. Days of sales outstanding include the effect of customer shipments recorded in other current assets in the accompanying consolidated statement of financial position included in “Item 1 — Financial Statements”. For more information, see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2002.

Capital Commitments

Share Repurchases — The Company has a share repurchase program that it uses primarily to manage the dilution resulting from shares issued under the Company’s employee stock plans. As of the end of the second quarter of fiscal 2003, the Company had cumulatively repurchased 968 million shares under the program for an aggregate cost of $11 billion, or approximately $11 per share. Upon settlement of the remaining outstanding put obligations (discussed below), the Company will have repurchased its shares over the life of the program for approximately $12 per share. In June 2002, the Company’s Board of Directors increased the program by 250 million shares, bringing the total number of shares authorized under the share repurchase program to 1.25 billion. During the most recent quarter, the Company repurchased 14 million shares of common stock for an aggregate cost of $618 million. The Company has utilized equity instrument contracts to facilitate its repurchase of common stock, but has not entered into any new contracts since October 2000. At August 2, 2002, the Company had outstanding put obligations covering 22 million shares with an average exercise price of $47.82 per share for a total of $1 billion, including $18.5 million scheduled to expire in the first quarter of fiscal 2004. These puts had an estimated fair value liability of approximately $525 million (based on the closing market price of $24.13 as of August 2, 2002, for the Company’s stock). A 10% decrease in the Company’s stock price would increase the fair value of the put obligation by approximately $52 million, and a 10% increase would reduce the fair value by a like amount. Subsequent to August 2, 2002, the Company settled the $18.5 million scheduled to expire in the first quarter of fiscal 2004. The remaining equity instruments expire prior to the end of fiscal 2003 and are exercisable by the holder only at the date of expiration. However, these instruments contain termination triggers that allow the holder to force settlement beginning at an $8 share price. The outstanding put obligations at August 2, 2002 permitted net share settlement at the Company’s option and, therefore, did not result in a liability on the accompanying Condensed Consolidated Statement of Financial Position. The Company’s practice has been to physically settle in-the-money put contracts as they mature by repurchasing the shares subject to the contracts and plans to continue to utilize this settlement option. In connection with this program, the Company also has options allowing it to purchase 12.3 million shares of common stock. Currently, these options are significantly out of the money and will likely expire unexercised.

Capital Expenditures — The Company spent approximately $140 million on capital projects during the six-month period ended August 2, 2002. Product demand and mix, as well as ongoing efficiencies in operating and information technology infrastructure, influence the level and prioritization of the Company’s capital expenditures. Capital expenditures for the fiscal year 2003 are currently expected to be approximately $300 million.

Long Term Debt — As of August 2, 2002, the Company had outstanding $200 million in Senior Notes due April 15, 2008 and $300 million in Senior Debentures due April 15, 2028.

Master Lease Facilities — The Company maintains master lease facilities providing the capacity to fund up to $1.1 billion. At August 2, 2002, $635 million of the combined facilities had been utilized, and the Company currently does not expect any additional future utilization of these facilities.

Transactions with Leasing Affiliate — The Company is a partner with CIT in DFS. See Note 7 of “Notes to Condensed Consolidated Financial Statements” included in “Item 1 — Financial Statements.” DFS provides the Company’s customers with various financing alternatives and asset management services as a part of a total service package offering, and CIT, as a financial services company, finances the transaction between DFS and the customer. In accordance with the partnership agreement between the Company and CIT, losses generated by DFS are allocated to CIT. Net income in DFS is allocated 70% to the Company and 30% to CIT, after CIT has recovered any cumulative losses. Although the Company has a 70% equity interest in DFS, because the Company cannot and does not exercise control over DFS, the investment is accounted for under the equity method.

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

Factors Affecting the Company’s Business and Prospects

There are numerous factors that affect the Company’s business and the results of its operations. These factors include general economic and business conditions; the level of demand for the Company’s products and services; the level and intensity of competition in the technology industry and the pricing pressures that have resulted; the ability of the Company to timely and effectively manage periodic product transitions, as well as component availability and cost; the ability of the Company to develop new products based on new or evolving technology and the markets acceptance of those products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period; the Company’s ability to recover its investment in venture capital activities; and the Company’s ability to effectively manage its operating costs. For a discussion of these and other factors affecting the Company’s business and prospects, see “Item 1 — Business — Factors Affecting the Company’s Business and Prospects” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2002.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s market risks, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2002.

ITEM 4.     Controls and Procedures

Not applicable.

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

ITEM 4.     Submission of Matters to a Vote of Security Holders

The annual meeting of the Company’s stockholders was held on July 18, 2002. At that meeting, two proposals were submitted to a vote of the Company’s stockholders: (1) the election of four Class II directors (with, Michael S. Dell, Michael H. Jordan, Klaus S. Luft and Samuel A. Nunn, Jr. being the nominees); and (2) the approval of the 2002 Long-Term Incentive Plan. At the close of business on the record date for the meeting (which was May 24, 2002), there were 2,594,351,263 shares of common stock outstanding and entitled to be voted at the meeting. Holders of 2,288,499,982 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy. The following table sets forth the results of the voting:

Proposal		For	Withhold

1.	Election of four Class II directors:
	Michael S. Dell	2,261,890,836	26,609,146
	Michael H. Jordan	2,260,999,843	27,500,139
	Klaus S. Luft	2,261,523,426	26,976,556
	Samuel A. Nunn, Jr.	2,225,096,569	63,403,413

				Broker
	For	Against	Abstain	Non-Votes

2. Approval of the 2002 Long-Term Incentive Plan	1,070,600,548	669,221,146	16,517,645	532,160,643

With respect to Proposal 1, each nominee received the favorable vote of at least 97% of the shares represented and entitled to be voted on that proposal; consequently, each such nominee was duly and validly elected by the stockholders. With respect to Proposal 2, the 2002 Long-Term Incentive Plan received the favorable vote of 61% of the shares represented and entitled to vote on that proposal (which excludes the broker non-votes); consequently, the plan was duly and validly approved by the stockholders.

ITEM 6.     Exhibits and Reports on Form 8-K

(a) Exhibits.

10.1 Dell Computer Corporation 2002 Long Term Incentive Plan

(b) Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL COMPUTER CORPORATION

September 16, 2002

/s/ JAMES M. SCHNEIDER

James M. Schneider
Senior Vice President and Chief
Financial Officer
(On behalf of the registrant and as principal
financial and accounting officer)

CERTIFICATIONS

I, Michael S. Dell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dell Computer Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 16, 2002

/s/ MICHAEL S. DELL

Michael S. Dell
Chairman of the Board and Chief
Executive Officer

I, James M. Schneider, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dell Computer Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 16, 2002

/s/ JAMES M. SCHNEIDER

James M. Schneider
Senior Vice President and Chief
Financial Officer

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	Dell Computer Corporation 2002 Long Term Incentive Plan