Form 10-Q
period 2002-11-01
DELL COMPUTER CORP
filed 2002-12-16
CIK 826083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended November 1, 2002

Commission file number: 0-17017

Dell Computer Corporation

(Exact name of registrant as specified in its charter)

Delaware	74-2487834
(State of incorporation)	(I.R.S. Employer ID No.)

One Dell Way

Round Rock, Texas 78682
(Address of principal executive offices)

(512) 338-4400

(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

As of the close of business on November 29, 2002, 2,579,204,532 shares of common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.     Financial Statements

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions; unaudited)

	November 1,	February 1,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$4,034	$3,641
Short-term investments	270	273
Accounts receivable, net	2,661	2,269
Inventories	307	278
Other	1,483	1,416

Total current assets	8,755	7,877
Property, plant and equipment, net	882	826
Investments	4,755	4,373
Other non-current assets	320	459

Total assets	$14,712	$13,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,936	$5,075
Accrued and other	2,562	2,444

Total current liabilities	8,498	7,519
Long-term debt	514	520
Other	1,052	802

Total liabilities	10,064	8,841

Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 2,675 and 2,654, respectively	5,899	5,605
Treasury stock, at cost; 94 and 52 shares, respectively	(4,073)	(2,249)
Retained earnings	2,883	1,364
Other comprehensive income	3	38
Other	(64)	(64)

Total stockholders’ equity	4,648	4,694

Total liabilities and stockholders’ equity	$14,712	$13,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended

	November 1,	November 2,	November 1,	November 2,
	2002	2001	2002	2001

Net revenue	$9,144	$7,468	$25,669	$23,107
Cost of revenue	7,482	6,155	21,101	19,016

Gross margin	1,662	1,313	4,568	4,091

Operating expenses:
Selling, general and administrative	787	662	2,205	2,071
Research, development and engineering	117	107	338	343
Special charge	—	—	—	482

Total operating expenses	904	769	2,543	2,896

Operating income	758	544	2,025	1,195
Investment and other income (loss), net	44	51	141	(98)

Income before income taxes	802	595	2,166	1,097
Income tax provision	241	166	647	307

Net income	$561	$429	$1,519	$790

Earnings per common share:
Basic	$0.22	$0.16	$0.59	$0.30

Diluted	$0.21	$0.16	$0.57	$0.29

Weighted average shares outstanding:
Basic	2,582	2,611	2,587	2,604
Diluted	2,634	2,728	2,651	2,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended

	November 1,	November 2,
	2002	2001

Cash flows from operating activities:
Net income	$1,519	$790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157	185
Tax benefits of employee stock plans	244	306
Special charge	—	742
Other, primarily effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(300)	131
Changes in:
Operating working capital	600	599
Non-current assets and liabilities	181	11

Net cash provided by operating activities	2,401	2,764

Cash flows from investing activities:
Investments:
Purchases	(6,753)	(4,513)
Maturities and sales	6,327	2,608
Capital expenditures	(219)	(209)

Net cash used in investing activities	(645)	(2,114)

Cash flows from financing activities:
Purchase of common stock	(1,825)	(2,259)
Issuance of common stock under employee plans	172	214

Net cash used in financing activities	(1,653)	(2,045)

Effect of exchange rate changes on cash	290	(73)

Net increase (decrease) in cash	393	(1,468)
Cash and cash equivalents at beginning of period	3,641	4,910

Cash and cash equivalents at end of period	$4,034	$3,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of Dell Computer Corporation (the “Company”) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2002. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at November 1, 2002 and February 1, 2002, and the results of their operations and their cash flows for the three and nine months ended November 1, 2002 and November 2, 2001.

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

The Company does not recognize revenue for product shipments until received by the customer, although title on substantially all products transfers to the customer when shipped. Consequently, the product costs related to these in-transit customer shipments are included in other current assets in the accompanying condensed consolidated statement of financial position.

Website Development Costs — The Company expenses the cost of maintenance and minor enhancements to the features and functionality of its websites.

NOTE 2 — INVENTORIES

	November 1,	February 1,
	2002	2002

	(in millions)
Inventories:
Production materials	$164	$153
Work-in-process and finished goods	143	125

	$307	$278

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

	Three Months Ended		Nine Months Ended

	November 1,	November 2,	November 1,	November 2,
	2002	2001	2002	2001

	(in millions, except per share amounts)
Net income	$561	$429	$1,519	$790
Weighted average shares outstanding:
Basic	2,582	2,611	2,587	2,604
Employee stock options and other	52	117	64	134

Diluted	2,634	2,728	2,651	2,738

Earnings per common share:
Basic	$0.22	$0.16	$0.59	$0.30
Diluted	$0.21	$0.16	$0.57	$0.29

Antidilutive instruments (primarily employee stock options) are not included in the calculation of diluted earnings per share. Such instruments totaled 190 million and 242 million shares during the third quarter of fiscal 2003 and 2002, respectively, and 194 million and 254 million shares during the nine-month periods ended November 1, 2002 and November 2, 2001, respectively.

NOTE 4 — COMPREHENSIVE INCOME

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, unrealized gains (losses) on derivative financial instruments related to foreign currency hedging, and unrealized gains (losses) on marketable securities classified as available-for-sale. Comprehensive income for the three- and nine-month periods ended November 1, 2002 and November 2, 2001, was as follows:

	Three Months Ended		Nine Months Ended

	November 1,	November 2,	November 1,	November 2,
	2002	2001	2002	2001

	(in millions)
Comprehensive income:
Net income	$561	$429	$1,519	$790
Foreign currency translations	(1)	—	2	1
Unrealized gains (losses) on foreign currency hedging instruments	29	(6)	(62)	3
Unrealized gains (losses) on marketable securities	(13)	24	26	(50)

Total comprehensive income, net of taxes	$576	$447	$1,485	$744

NOTE 5 — SEGMENT INFORMATION

The Company conducts operations worldwide and is primarily managed on a geographic basis, with those geographic segments being the Americas, Europe, and Asia Pacific-Japan regions. The Americas region, which is based in Round Rock, Texas, covers the United States, Canada, South America, and Latin America. The Company has two reportable segments within the Americas: Business and U.S. Consumer. The Americas Business segment includes sales to commercial, government and education customers. The European region, which is based in Bracknell, England, covers the European countries and also some countries in the Middle East and Africa. The Asia Pacific-Japan region covers the Pacific Rim, including Australia and New Zealand, and is based in Singapore. The accounting policies of the Company’s reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2002. The Company allocates resources to and evaluates the performance of its segments based on operating income. Corporate expenses are included in the Company’s measure of segment operating income for management reporting purposes.

The table below presents information about the Company’s reportable segments for the three- and nine-month periods ended November 1, 2002 and November 2, 2001:

	Three Months Ended		Nine Months Ended

	November 1,	November 2,	November 1,	November 2,
	2002	2001	2002	2001

	(in millions)
Net revenue:
Americas:
Business	$5,099	$4,174	$14,532	$13,197
U.S. Consumer	1,450	1,077	3,764	2,901

Total Americas	6,549	5,251	18,296	16,098
Europe	1,723	1,509	4,907	4,744
Asia Pacific-Japan	872	708	2,466	2,265

Total net revenue	$9,144	$7,468	$25,669	$23,107

Operating income:
Americas:
Business	$529	$348	$1,422	$1,137
U.S. Consumer	70	83	201	128

Total Americas	599	431	1,623	1,265
Europe	104	83	254	292
Asia Pacific-Japan	55	30	148	120
Less: Special charge	—	—	—	(482)

Total operating income	$758	$544	$2,025	$1,195

NOTE 6 — SPECIAL CHARGES

During the prior fiscal years 2001 and 2002, the Company undertook two separate actions to reduce its workforce and exit certain activities to align its cost structure with ongoing economic and industry conditions. Special charges of $105 million and $482 million related to these actions were recorded in operating expenses in the fourth quarter of fiscal 2001 and the second quarter of fiscal 2002, respectively. As part of these actions, the Company eliminated approximately 5,700 employee positions worldwide from various business functions and job classes. Non-cash charges consisted primarily of buildings being exited, as well as equipment, technology/ software developed or purchased for internal use, and other assets being abandoned or disposed of as part of these actions. This included $75 million to write off goodwill and substantially all intellectual property associated with the fiscal 2000 acquisition of ConvergeNet Technologies, Inc. (“ConvergeNet”) due to the Company’s decision to discontinue the development of ConvergeNet’s proprietary storage technology.

A summary of special charges is as follows (in millions):

				Liability at
	Total		Non-Cash	November 1,
	Charge	Paid	Charges	2002

Employee separations	$184	$(184)	$—	$—
Facility consolidations	224	(120)	(79)	25
Other asset impairments and exit costs	179	(24)	(152)	3

Total	$587	$(328)	$(231)	$28

As of November 1, 2002, approximately $28 million of liabilities related to these charges remained accrued, which primarily represents net lease expenses that will be paid over the respective lease terms through fiscal 2006.

In addition to the special charges described above, the Company also recorded an impairment charge of $260 million during the second quarter of fiscal 2002 reflecting other-than-temporary declines in fair value of certain venture investments. This charge was recorded in investment and other income (loss), net.

NOTE 7 — TRANSACTIONS WITH LEASING AFFILIATE

The Company is currently a partner in Dell Financial Services L.P. (“DFS”), a joint venture with CIT Group, Inc. (“CIT”). The joint venture allows the Company to provide customers with various financing alternatives and asset management services as a part of the total service package offered to the customer. CIT, as a financial services company, is the entity that finances the transaction between DFS and the customer.

The Company may sell equipment directly to customers who, in turn, enter into loans with DFS to finance their purchases. The Company recognized revenue on equipment sold to end-user customers which was financed with DFS installment loans in the amount of $624 million and $401 million during the third quarter of fiscal 2003 and fiscal 2002, respectively, and $1,492 million and $924 million during the nine-month periods ended November 1, 2002 and November 2, 2001, respectively. In addition, when the Company’s customers desire lease financing, the Company usually sells equipment to DFS, and DFS will enter into direct financing lease arrangements with the customers. The Company recognizes revenue from the sale of equipment to DFS in accordance with the Company’s revenue recognition policy (see Note 1) because leases between DFS and the customer qualify as direct financing leases. The Company recognized revenue on sales to DFS in the amount of $280 million and $276 million during the third quarter of fiscal 2003 and 2002, respectively, and $845 million and $966 million during the nine-month periods ended November 1, 2002 and November 2, 2001, respectively. Neither CIT nor DFS have any recourse or rights of return to the Company, except that end-user customers may return equipment pursuant to the Company’s standard return policy. The Company receives a referral fee from DFS for introducing customers to DFS for financing alternatives. Such fees were $22 million and $17 million for the third quarter of fiscal 2003 and fiscal 2002, respectively, and $44 million and $55 million for the nine-month periods ended November 1, 2002 and November 2, 2001, respectively, and are included in net revenue.

In accordance with the partnership agreement between the Company and CIT, losses generated by DFS are allocated to CIT. Net income generated by DFS is allocated 70% to the Company and 30% to CIT, after CIT has recovered any cumulative losses. The Company’s share of DFS net income is reflected in investment and other income, net. The Company recognized approximately $1 million of cumulative pretax earnings as of the end of fiscal 2002. Additionally, the Company has recognized $1 million and $2 million of pretax earnings for three and nine months ended November 1, 2002, respectively. In the event DFS is terminated with a cumulative deficit, the Company is not obligated to fund any losses. Although the Company has a 70% equity interest in DFS, because the Company cannot and does not exercise control over DFS, the investment is accounted for under the equity method. The Company’s investment in DFS at November 1, 2002 was $28 million.

DFS was formed in fiscal 1998 by the Company and Newcourt Credit Group, Inc. (“Newcourt”). In fiscal 2000, Newcourt was acquired by CIT and in fiscal 2002, CIT was acquired by Tyco International Inc. (“Tyco”). In July 2002, Tyco spun off CIT as an independent company and, as a result, CIT became the Company’s partner in DFS.

NOTE 8 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance on the accounting for recognizing, measuring and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 adjusts the timing of when a liability for termination benefits is to be recognized based on whether the employee is required to render future service. A liability for costs to terminate an operating lease or other contract before the end of its term is to be recognized when the entity terminates the contract or ceases using the rights conveyed by the contract. All other costs associated with an exit or disposal activity are to be expensed as incurred. SFAS No. 146 requires the liability to be measured at its fair value with subsequent changes in fair value to be recognized each reporting period utilizing an interest allocation approach. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002, and is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement’s consideration should be allocated among separate units. The pronouncement is effective for the Company commencing with its fiscal year 2004 and is not expected to have a material impact on its consolidated results of operations or financial position.

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

Third Quarter Overview

During the third quarter and first nine months of fiscal 2003, the Company continued to profitably grow and increase its market share, achieving record quarterly unit shipments and revenues. The Company’s third quarter performance significantly exceeded the overall industry with Dell regaining the position as the world’s No. 1 supplier of personal and business computing systems. Its net revenue, earnings and unit shipments increased year over year and sequentially, while its top competitors collectively experienced declining year-over-year revenues and continued operating losses in their personal computer systems and related businesses.

During the quarter, the Company further demonstrated the strength of its low-cost structure and efficient direct-to-customer model by generating increased operating profitability. Gross margins for the quarter increased sequentially and year over year primarily as a result of the Company’s cost savings initiatives, declining component costs and a favorable shift in product mix. Additionally, the Company’s focus on cost control resulted in continued record-low operating expenses as a percentage of revenue and improved operating margins. By maintaining its strategy of profitable market share growth with a focus on improving overall profitability, management currently expects to continue to capitalize on market opportunities as the industry consolidates.

In addition, cash flow from operations was $2.4 billion for the first nine months of fiscal 2003, and at November 1, 2002, the Company had cash and investments totaling $9.1 billion. The Company believes that going forward it will continue to generate strong cash flow relative to earnings, that it will grow market share even if the overall market remains soft, and that it is well positioned to capitalize on the economic upturn when it occurs.

Results of Operations

The following table summarizes the results of the Company’s operations for the three and nine months ended November 1, 2002 and November 2, 2001.

	Three Months Ended				Nine Months Ended

	November 1, 2002		November 2, 2001		November 1, 2002		November 2, 2001

		% of Net		% of Net		% of Net		% of Net
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

	(dollars in millions)
Net revenue	$9,144	100.0%	$7,468	100.0%	$25,669	100.0%	$23,107	100.0%
Gross margin	1,662	18.2%	1,313	17.6%	4,568	17.8%	4,091	17.7%
Operating expenses	904	9.9%	769	10.3%	2,543	9.9%	2,414	10.4%
Special charge	—	—	—	—	—	—	482	2.1%
Total operating expenses	904	9.9%	769	10.3%	2,543	9.9%	2,896	12.5%
Operating income	758	8.3%	544	7.3%	2,025	7.9%	1,195	5.2%
Net income	$561	6.1%	$429	5.7%	$1,519	5.9%	$790	3.4%

Net Revenue

The following table summarizes the Company’s net revenue by geographic region:

	Three Months Ended		Nine Months Ended

	November 1,	November 2,	November 1,	November 2,
	2002	2001	2002	2001

	(in millions)
Net revenue:
Americas:
Business	$5,099	$4,174	$14,532	$13,197
U.S. Consumer	1,450	1,077	3,764	2,901

Total Americas	6,549	5,251	18,296	16,098
Europe	1,723	1,509	4,907	4,744
Asia Pacific-Japan	872	708	2,466	2,265

Total net revenue	$9,144	$7,468	$25,669	$23,107

During the third quarter of fiscal 2003, the Company generated record net revenue and unit shipments even though the global economy remained soft. Additionally, the resulting pressures on capital spending continued to impact overall industry demand. The Company’s net unit shipments increased 11% sequentially, which was nearly double the industry growth rate of 6% (excluding the Company). Year over year, the Company’s net unit shipments increased 28% from the third quarter of fiscal 2002 as compared to industry growth of 2% (excluding the Company) for the third calendar quarter of 2002.

Average revenue per unit sold decreased 5% compared to the same period a year ago and 3% on a sequential basis. The year-over-year decline resulted primarily from competitive industry pricing and the Company’s general practice of passing component cost declines to its customers. Sequentially, the decrease was primarily attributable to component cost declines and strong performance for desktop shipments during the quarter. The Company anticipates that average revenue per unit will continue to decline at a moderate rate. However, the Company will adjust its pricing as necessary in response to economic and competitive conditions.

In the third quarter and first nine months of fiscal 2003, net revenue increased 22% and 11%, respectively, as compared to the same periods a year ago, and 8% on a sequential basis, as growth in net unit shipments continued to drive an increase in net revenue. These increases were partially offset by declines in average revenue per unit.

Overall, the Company’s third quarter geographic results were primarily driven by its performance in the Americas — and in the U.S. in particular. Americas net revenue increased 25% in the third quarter of fiscal 2003 compared to the same quarter a year ago and 7% sequentially. For the nine-month period ended November 1, 2002, Americas net revenue increased 14% as compared to the same period in fiscal 2002. Net revenue in the U.S. Consumer segment grew 35% from the third quarter of fiscal 2002 and increased 32% sequentially as the Company continued to build on market share gains. Net revenue in the Americas Business segment increased 22% in the third quarter of fiscal 2003 as compared to the same quarter in the previous year, driven primarily by the Company’s U.S. government and business divisions, and remained flat sequentially.

Third quarter net revenue in Europe increased 14% from the same period a year ago and 13% sequentially as market share gains and unit growth offset declining average per unit revenue. Net revenue in Asia Pacific-Japan increased 23% from the third quarter of fiscal 2002 and 10% sequentially, as the Company experienced an improved enterprise product mix and increased market demand.

The Company’s enterprise systems unit shipments, which include servers, storage, networking products, and workstations, grew 26% compared to the third quarter of fiscal 2002 and 8% sequentially, versus a year-over-year industry growth of 5% (excluding the Company) for the third calendar quarter of 2002. The Company continues to focus on extending its capabilities in enterprise systems. The Company has introduced new products, such as through its long-term strategic alliance with EMC Corporation (which enables the Company to address a broad range of customer needs with storage products that provide additional enterprise-class features), and has expanded its enterprise-level professional services and support offerings (such as Dell

Professional Services and Premier Enterprise Services). In addition, the Company continues the trend of increasing the portion of its research, development and engineering expenses on enterprise systems.

Notebook computer unit shipments increased 26% from the same period in fiscal 2002 and 13% sequentially, compared to year-over-year industry growth of 11% (excluding the Company) for the third calendar quarter of 2002. Desktop shipments continued to gain share, increasing 29% from third quarter of fiscal 2002 levels and 11% sequentially, compared to flat year-over-year industry results (excluding the Company) for the third calendar quarter of 2002.

Gross Margin

As a percentage of net revenue, gross margin increased from 17.6% in the third quarter of fiscal 2002 to 18.2% in the third quarter of fiscal 2003, while also increasing sequentially from 17.9%. On a year-to-date basis, gross margin increased from 17.7% during the first nine months of fiscal 2002 to 17.8% during the first nine months of fiscal 2003. While gross margin was essentially flat on a year-to-date basis, the year-over-year and sequential improvement in third quarter gross margin occurred primarily as a result of the Company’s cost savings initiatives, declining component costs and a favorable shift in product mix. Based on industry, economic and other factors discussed above, the Company currently expects that this gross margin environment will continue to be challenging, but the Company’s intent is to focus on continuing to improve operating margins as the economy improves. Management believes that the strength of the Company’s direct-to-customer business model, as well as its strong liquidity position, makes the Company better positioned than its competitors to profitably grow market share in the current business climate.

Operating Expenses

The following table presents certain information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended				Nine Months Ended

	November 1, 2002		November 2, 2001		November 1, 2002		November 2, 2001

		% of Net		% of Net		% of Net		% of Net
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

	(dollars in millions)
Selling, general and administrative	$787	8.6%	$662	8.9%	$2,205	8.6%	$2,071	9.0%
Research, development and engineering	117	1.3%	107	1.4%	338	1.3%	343	1.4%
Special charge	—	—	—	—	—	—	482	2.1%

Total operating expenses	$904	9.9%	$769	10.3%	$2,543	9.9%	$2,896	12.5%

Selling, general and administrative expenses increased in absolute dollar amounts and decreased as a percentage of revenue in the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002. Management continues to focus on aggressively managing expenses relative to actual revenue growth rates, and as a result, selling, general and administrative expenses as a percentage of net revenue declined to 8.6% in the most recent period, down from 8.9% in the same period a year ago.

During last year’s second quarter, the Company undertook actions to reduce its workforce and exit certain activities to align its cost structure with ongoing economic and industry conditions resulting in a special charge of $482 million. As a result, the Company eliminated approximately 4,000 employee positions worldwide from various business functions and job classes. Non-cash charges consisted primarily of buildings being exited as well as equipment, technology/software developed or purchased for internal use, and other assets being abandoned or disposed as part of these actions. In addition, the Company also recorded an impairment charge of $260 million during the second quarter of fiscal 2002 reflecting other-than-temporary declines in fair value of certain venture investments. This impairment charge was recorded in investment and other income (loss), net.

The Company continues to invest in research, development and engineering activities to develop and introduce new products and to support its continued goal of improving and developing efficient procurement, manufacturing and distribution processes. As a result, research, development and engineering expenses during the third quarter of fiscal 2003 increased in absolute dollar amounts year over year and sequentially. For the nine months ended November 1, 2002, research, development and engineering expenses decreased from the respective period a year ago in absolute dollars as the Company managed its spending in light of current industry conditions. The Company expects to continue to invest in research, development and engineering activity, with an increasing emphasis on enterprise products, including servers and storage. The Company has received 823 U.S. patents and has applied for an additional 606 patents.

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

Investment and Other Income (Loss), net

Investment and other income (loss), net, primarily includes interest income and expense, gains and losses from the sale of investments, and foreign exchange transaction gains and losses. For the third quarter of fiscal 2003 and 2002, investment and other income, net, was $44 million and $51 million, respectively. For the nine months ended November 1, 2002 and November 2, 2001, investment and other income (loss), net, was $141 million and ($98) million, respectively. The year-to-date prior year period includes the previously mentioned impairment charge of $260 million for other-than-temporary declines in fair value of the Company’s venture investments due to ongoing market conditions. Excluding the effect of such impairment charge, the year-on-year decrease of investment and other income (loss), net, is due primarily to declining interest rates and fewer realized investment gains in the Company’s private and public equity securities portfolio.

Income Taxes

The Company’s effective tax rate was 30% for the three- and nine-month periods ended November 1, 2002, as compared to 28% for the same periods of fiscal 2002. Differences between the effective tax rate as compared to the prior year and as compared to the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income.

Liquidity and Capital Resources

Liquidity

The following table presents selected financial statistics and information:

	November 1,	February 1,
	2002	2002

	(dollars in millions)
Cash and investments	$9,059	$8,287
Working capital	$257	$358
Days of sales in accounts receivable	30	29
Days of supply in inventory	4	4
Days in accounts payable	71	69

Cash conversion cycle	(37)	(36)

The Company ended the third quarter with $9.1 billion in cash and investments. The Company invests a large portion of its available cash in highly liquid/highly rated corporate, bank and government debt securities of varying maturities at the date of acquisition. The Company’s investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. As of November 1, 2002, $212 million of the Company’s cash and investments were represented by its venture portfolio of private and public equity investments as compared to $279 million a year ago.

During the first nine months of fiscal 2003, the Company generated $2.4 billion in cash flows from operating activities, which represents the Company’s principal source of cash. Cash flows from operating activities resulted primarily from net income and income tax benefits that resulted from the exercise of employee stock options. These benefits represent corporate tax deductions (that are considered taxable income to the employee) that represent the amount by which the fair value of the Company’s stock exceeds the option strike price on the day the employee exercises an option, that reduce the Company’s taxes payable, and that under generally accepted accounting principles are recorded directly to stockholders’ equity accounts rather than to earnings. Management believes that the Company’s cash provided from operations will continue to be strong and more than sufficient to support its operations and capital requirements, even if the economic climate should remain weak. The Company currently anticipates that it will continue to utilize its strong liquidity and cash flows to repurchase its common stock, make a limited number of strategic equity investments, consider and possibly make acquisitions and invest in systems and processes, as well as invest in the development and growth of its enterprise products.

The Company ended the third quarter of fiscal 2003 with a cash conversion cycle of negative 37 days, consistent with the Company record set in the previous quarter. Days of sales outstanding include the effect of customer shipments recorded in other current assets in the accompanying consolidated statement of financial position included in “Item 1 — Financial Statements”. For more information, see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2002.

Capital Commitments

Share Repurchases — The Company has a share repurchase program that authorizes the purchase of up to 1.25 billion shares of common stock primarily to manage the dilution resulting from shares issued under the Company’s employee stock plans. As of the end of the third quarter of fiscal 2003, the Company had cumulatively repurchased 981 million shares for an aggregate cost of $12 billion, which resulted in an 18% reduction in weighted average shares outstanding. During the most recent quarter, the Company repurchased 13 million shares of common stock for an aggregate cost of $594 million. The Company historically utilized equity instrument contracts to facilitate its repurchase of common stock, and at November 1, 2002, the Company had outstanding put obligations covering 9.3 million shares with an average exercise price of $50.44 per share for a total of $467 million, as well as call options allowing it to purchase 6 million shares of common stock. Prior to the filing of this report, these put obligations were exercised in full, and these call options were cancelled as they were significantly out of the money. Consequently, no equity instrument contracts remain outstanding related to the Company’s share repurchase program.

Capital Expenditures — The Company spent approximately $219 million on capital projects during the nine-month period ended November 1, 2002. Product demand and mix, as well as ongoing efficiencies in operating and information technology infrastructure, influence the level and prioritization of the Company’s capital expenditures. Capital expenditures for the fiscal year 2003 are currently expected to be approximately $300 million.

Long Term Debt — As of November 1, 2002, the Company had outstanding $200 million in Senior Notes due April 15, 2008 and $300 million in Senior Debentures due April 15, 2028.

Master Lease Facilities — The Company maintains master lease facilities providing the capacity to fund up to $1.1 billion. At November 1, 2002, $636 million of the combined facilities had been utilized, and the Company currently does not expect that additional future utilization of these combined facilities will be material.

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

Although the Company has no economic exposure to the existing assets and liabilities of DFS, should the joint venture experience an interruption in operations, the Company would likely have to find alternative sources for future financing arrangements with its customers. The Company’s alternatives could include negotiating a financing arrangement with another entity or financing customer purchases itself. Other companies have expressed interest in becoming potential future funding sources. Absent such an alternative financing arrangement, the Company could experience reductions in revenues due to losses in originations of financing arrangements. Currently, the Company does not anticipate any such interruption in DFS operations.

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

ITEM 4.     Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days prior to the date of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period. Additionally, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date that the Company completed its evaluation.

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

ITEM 6.     Exhibits and Reports on Form 8-K

(a) Exhibits.

None.

(b) Reports on Form 8-K.

On August 14, 2002, the Company furnished a report on Form 8-K to provide the Statements under Oath of its Principal Executive Officer and its Principal Financial Officer in accordance with SEC Order No. 4-460.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL COMPUTER CORPORATION

December 16, 2002	/s/ ROBERT W. DAVIS Robert W. Davis Vice President, Corporate Planning and Reporting (On behalf of the registrant and as principal accounting officer)

CERTIFICATIONS

I, Michael S. Dell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dell Computer Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 16, 2002

/s/ MICHAEL S. DELL

Michael S. Dell
Chairman of the Board and Chief
Executive Officer

I, James M. Schneider, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dell Computer Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 16, 2002

/s/ JAMES M. SCHNEIDER

James M. Schneider
Senior Vice President and Chief
Financial Officer