Form 10-K
period 2003-01-31
DELL COMPUTER CORP
filed 2003-04-28
CIK 826083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2003

Commission File Number: 0-17017

Dell Computer Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2487834 (I.R.S. Employer Identification No.)

One Dell Way, Round Rock, Texas 78682

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☒     No ☐

Approximate aggregate market value of common stock held by non-affiliates of the registrant as of August 2, 2002	$54.4 billion
Number of shares of common stock outstanding as of April 21, 2003	2,568,285,953

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in July 2003, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

This Report contains forward-looking statements that are based on Dell’s current expectations. Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties. For a discussion of factors affecting Dell’s business and prospects, see “Item 1 — Business — Factors Affecting Dell’s Business and Prospects.”

PART I

ITEM 1 — BUSINESS

General

Dell Computer Corporation, with annual revenue of $35.4 billion, is a premier provider of computing products and services. As result of its direct business model, Dell is the leading seller of computer systems worldwide and the number one seller in all customer segments in the United States.

Dell was founded in 1984 by Michael Dell on a simple concept: by selling computer systems directly to customers, it could best understand customer needs and efficiently provide the most effective computing solutions to meet those needs. Dell’s climb to market leadership is the result of a relentless focus on delivering the best customer experience by selling computer systems and services directly to customers.

Dell is a Delaware corporation that was incorporated in May 1984, succeeding to the business of a predecessor Texas corporation. Dell is based in Round Rock, Texas and conducts operations worldwide through wholly owned subsidiaries. See “Item 1 — Business — Geographic Areas of Operations.” Unless otherwise specified, references in this Report to Dell include its consolidated subsidiaries. Dell operates principally in one industry segment.

Dell’s common stock is listed on The Nasdaq National Market under the symbol DELL. See “Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters — Market Information.”

Business Strategy

Dell’s business strategy combines its direct customer model with a highly efficient manufacturing and supply chain management organization and an emphasis on standards-based technologies. This strategy enables Dell to provide customers with superior value; high-quality, relevant technology; customized systems; superior service and support; and products and services that are easy to buy and use. The key tenets of Dell’s business strategy are as follows:

•	A direct relationship is the most efficient path to the customer. Dell believes the most efficient path to the customer is through a direct relationship. Direct customer relationships provide a constant flow of information about customers’ plans and requirements and enable Dell to continually refine its product offerings. Further, the direct model eliminates the need to support an extensive network of wholesale and retail dealers. As a result, Dell reduces customers’ prices by avoiding expenditures associated with the retail channel, such as higher inventory carrying costs, obsolescence associated with technology products, and retail mark-ups.

•	Customers can purchase custom-built products and custom-tailored services. The direct model allows customers to purchase custom-built products and custom-tailored services. Dell believes this is the most effective business model for providing solutions that truly address customer needs. Further, Dell’s flexible, build-to-order manufacturing process enables Dell to achieve faster inventory turnover and reduced inventory levels. This allows Dell to rapidly incorporate new technologies and components into its product offerings and to rapidly pass component cost savings directly to its customers.

•	Dell is the low-cost leader. Dell’s highly efficient supply chain management and manufacturing organization, efficient direct-to-customer model, and concentration on standards-based technologies allow Dell to maintain the lowest cost structure in the industry and to pass those savings to customers. Additionally, Dell’s focus on cost control during fiscal 2003 resulted in the lowest operating expense (measured as a percent of net revenue) in Dell’s history and the lowest among its major competitors. Dell’s relentless focus on reducing its operating costs allows it to consistently provide customers with a superior value.

•	Dell provides a single point of accountability for its customers. Dell recognizes that as technology needs become more complex, it becomes more challenging for customers to efficiently address their computing needs. Dell therefore strives to be the single point of accountability for customers with complex technological challenges. Dell offers an array of services designed to provide customers the ability to maximize system performance, efficiency and return on investment.

•	Dell believes that standards-based technologies deliver the best value to customers. Dell believes that standards-based technologies are critical to providing customers with relevant, high-value products and services. Focusing on standards gives customers the benefit of extensive research and development from Dell and its entire supply chain, rather than a single company. Unlike proprietary technologies, standards provide customers flexibility and choice while allowing their purchasing decisions to be based on performance, cost and customer service.

Products

Dell designs, develops, manufactures, markets, services and supports a wide range of computer systems, including enterprise systems (servers, storage and networking products, and workstations), notebook computer systems, desktop computer systems, and software and peripherals. All market share references included in this discussion are according to International Data Corporation (“IDC”).

•	Servers. Dell’s standards-based PowerEdge™ line of servers is designed to provide customers affordable performance, reliability and scalability. Options include high performance rack and tower servers for enterprise customers and aggressively priced tower and appliance servers made for small organizations and networks. Dell ranks number one in the U.S. and number two worldwide in sales of servers based on Microsoft’s Windows operating system. During calendar 2002, Dell improved its number two worldwide market share ranking by 2.5 points to 21.6%.

•	Storage. Dell y EMC™ and Dell’s PowerVault™ lines of storage products offer customers a comprehensive portfolio of cost-effective hardware and software solutions to protect customer data. Dell offers external storage, tape backup products, network attached storage, fibre channel arrays, storage area networks and Dell rack solutions. During fiscal 2003, Dell increased its total external storage capacity shipped by 94% year over year to more than 21 petabytes. Slightly more than a year after the creation of the Dell y EMC partnership, more than 2,500 customers had purchased Dell y EMC storage systems.

•	Networking Products. Dell’s PowerConnect™ switches are standards-based network switches that connect computers and servers in small- to medium-sized networks. PowerConnect products offer customers enterprise-class features and reliability at a low cost. Dell introduced the PowerConnect line of network switches in the third quarter of fiscal 2002. During the fourth quarter of fiscal 2003, Dell shipped its 2 millionth port in the PowerConnect line.

•	Workstations. Dell offers the Dell Precision™ desktop workstation and the Dell Precision mobile workstation. These products are intended for professional users who demand exceptional performance to run sophisticated applications, such as three-dimensional computer-aided design, digital content creation, geographic information systems, computer animation, software development and financial analysis. In calendar 2002, Dell held the number one position in the U.S. and worldwide for branded workstation unit shipments.

•	Notebook Computers. Dell offers two lines of notebook computer systems. The Latitude™ line of notebooks is designed to address a wide range of business and organizational needs, including powerful performance, portability and flexibility. Latitude offerings range from wireless-ready, highly expandable full-featured models to thin, light ultra-portable models. The Inspiron™ line of notebooks is targeted to customers who require high-performance computer systems at aggressive prices. Typical customers are individuals or small-to-medium sized businesses that require optimum performance for their investment. Dell ranked number one in the U.S. and number two worldwide in notebook computer shipments in calendar 2002.

•	Desktop Computer Systems. Dell offers two lines of desktop computer systems. The OptiPlex™ line of desktop systems is designed for corporate and institutional customers who demand highly-reliable, stable, manageable and easily serviced systems within networked environments. The Dimension™ line of desktop systems is designed for small businesses and home users requiring fast technology turns and high-performance computing. The Dimension product line typically features the latest high- performance components. Dimension customers include corporate and institutional customers as well as small businesses and home users. Dell ranked number one in the U.S. and number two worldwide in desktop shipments in calendar 2002.

•	Software and Peripheral Products. Dell offers a multitude of competitively priced software and peripheral products from leading manufacturers. Products offered include software, monitors, printers, handhelds, notebook accessories, networking and wireless products, memory, digital cameras, projectors and scanners. During fiscal 2003, Dell announced several new Dell-branded peripheral products, including portable projectors, printers and its Axim™ line of handheld products.

Services

By applying the direct model to its services business, Dell seeks to simplify customers’ computing experience by offering a full range of flexible, tailored solutions. Dell offers a portfolio of services that help maximize information technology (“IT”), rapidly deploy systems, and educate IT professionals and consumers.

•	Dell Managed Services. Dell Managed Services offers customers a wide range of IT management services. These services allow customers to minimize annual service costs and enhance system performance without sacrificing control of their IT systems. Dell Managed Services assists customers in planning, deployment, maintenance, asset management, on-site field services and other related services.

•	Dell Professional Services. Dell Professional Services offers services to help businesses optimize technology, enhance productivity, reduce business risk and maximize return on technology investment. Using its expertise in technology consulting, application development, solutions integration and infrastructure design, Dell designs, develops and implements end-to-end technology solutions.

•	Deployment Services. Dell’s deployment services are designed to rapidly configure and deploy Dell systems and products into IT environments. Dell’s custom factory integration services allow customers to configure systems to meet their specific hardware and software needs. Additional deployment services include custom asset management and recovery services, custom delivery services, installation services, managed deployment services and image management services.

•	Technical Support and Warranty Services. Dell offers a variety of customized services and support programs tailored to meet specific customer requirements. For example, for enterprise customers, Dell offers four tiers of service through the Premier Enterprise Support program for server and storage systems, ranging from comprehensive around-the-clock support for mission-critical systems to next business day on-site support for nonmission-critical systems. For customers in the U.S., Dell’s Total Satisfaction Policy allows customers to return desktop and notebook systems to Dell for any reason within 30 days of purchase. In addition, Dell provides a limited warranty for all computer systems for a period generally ranging from 90 days to three years and offers 24 hour telephone and online technical support. Dell also offers warranty upgrades and services such as CompleteCare accidental damage protection, At Home Service for technical support service at home or work, Express Tech Support for priority access to Dell’s technical support team and home installation services.

•	Training and Certification. Dell offers training and certification programs for business and consumer customers worldwide. Dell’s online training programs feature over 1,200 courses for consumer, business and IT professionals. The courses are designed for all skill levels and range from personal finance to business productivity to IT certification. For enterprise customers, Dell offers Dell service technician training and system administration training and certification (both on–site and at Dell labs) through the Dell Certified Enterprise Engineer training program. These programs provide system administrators and technicians the ability to learn the intricacies of Dell equipment both before and after installation to allow customers to maximize their return on investment.

Financial Services

Dell offers various financing alternatives, asset management services and other customer financial services for its business and consumer customers in the U.S. through Dell Financial Services L.P. (“DFS”), a joint venture between Dell and CIT Group, Inc. (“CIT”). For government, some small business and international customers, Dell partners with a variety of third-party financial services companies to offer financial services. For additional information about DFS, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Commitments and Other Financing Arrangements — Other Financing Arrangements — Dell Financial Services” and Note 7 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.” See also “Item 1 — Business — Factors Affecting Dell’s Business and Prospects” for information about the risks associated with DFS.

Sales and Marketing

Dell sells its products and services directly to its customers through dedicated sales representatives, telephone-based sales and online sales through www.dell.com. Dell’s direct model provides direct and continuous data regarding customer trends and needs. Based on that information, Dell continually develops and refines products and marketing programs for specific customer segments. This constant feedback, unique to the direct model, allows Dell to rapidly gauge customer satisfaction and introduce new products.

Dell’s sales and marketing efforts are organized based on customer needs and characteristics. Dell’s customers include large corporations, government agencies, healthcare and educational institutions, small-to-medium businesses and consumers. Within each of Dell’s geographic regions, Dell has divided its sales and marketing resources among these various customer groups. No single customer accounted for more than 10% of Dell’s consolidated net revenue during any of the last three fiscal years.

For large business and institutional customers, Dell maintains a field sales force throughout the world. Dedicated account teams, which include field-based system engineers and consultants, form long-term relationships to provide each customer with a single source of assistance and to develop specific marketing programs for these customers. For large, multinational customers, Dell offers several programs designed to provide single points of contact and accountability with global account specialists, special global pricing, consistent service and support programs across global regions and access to central purchasing facilities. Dell also maintains specific sales and marketing programs targeted at federal, state and local governmental agencies as well as specific healthcare and educational markets.

Dell markets its products and services to small-to-medium businesses and consumers primarily by advertising on television and the Internet, advertising in a variety of print media, and by mailing a broad range of direct marketing publications, such as promotional pieces, catalogs and customer newsletters. A majority of the sales to small-to-medium businesses and consumers occur online through www.dell.com.

Manufacturing

Dell manufactures most of the products it sells. Dell has six manufacturing locations worldwide to service its global customer base. Dell believes that its manufacturing processes and supply-chain management techniques provide it a distinct competitive advantage. Its build-to-order manufacturing process is designed to allow Dell to significantly reduce cost while simultaneously providing customers the ability to customize their product purchases. Dell’s supply chain management decreases Dell’s exposure to the risk of declining inventory values, allows Dell to quickly incorporate new technologies or components into its product offerings and allows Dell to rapidly pass component cost savings directly to customers.

Dell’s manufacturing process consists of assembly, functional testing and quality control. Testing and quality control processes are also applied to components, parts and subassemblies obtained from suppliers. Quality control is maintained through the testing of components, parts and subassemblies at various stages in the manufacturing process. Quality control also includes a burn-in period for completed units after assembly, on-going production reliability audits, failure tracking for early identification of production and component problems and information from Dell’s customers obtained through services and support programs. Dell is certified, worldwide, by the International Standards Organization to the requirements of ISO 9001: 2000. This includes the design, manufacture, and service of computer products in all Dell regions.

Product Development

Dell’s product development efforts are focused on designing and developing standards-based, competitively priced products that incorporate the technologies and features that Dell believes are most desired by its customers. To accomplish this objective, Dell has developed cooperative, working relationships with many of the world’s most advanced technology companies. Working with these companies, Dell engineers manage quality, integrate technologies and design and manage system architecture. This cooperative approach allows Dell to determine the best method and timing for delivering new technologies to the market.

During fiscal 2003, Dell’s research, development and engineering expenses were $455 million, compared with $452 million for fiscal 2002 and $482 million for fiscal 2001. Dell invests in research, development and engineering activities to develop and introduce new products and to support its continued goal of improving and developing efficient procurement, manufacturing and distribution processes.

Patents, Trademarks and Licenses

Dell holds a portfolio of 867 U.S. patents and 562 U.S. patent applications pending, and has a number of related foreign patents and patent applications pending. Dell’s U.S. patents expire in years 2003 through 2022. The inventions claimed in those patents and patent applications cover aspects of Dell’s current and possible future computer system products, manufacturing processes and related technologies. Dell is developing a portfolio of patents that it anticipates will be of value in negotiating intellectual property rights with others in the industry.

Dell has obtained U.S. federal trademark registration for its DELL word mark and its Dell logo mark. Dell owns registrations for 43 of its other marks in the U.S. As of March 31, 2003, Dell had pending applications for registration of 33 other trademarks. Dell believes that establishment of the DELL mark and logo in the U.S. is material to Dell’s operations. Dell has also applied for or obtained registration of the DELL mark and several other marks in approximately 176 other countries.

Dell has entered into a variety of intellectual property licensing and cross-licensing agreements. In addition, Dell has entered into nonexclusive licensing agreements with Microsoft Corporation for various operating system and application software. Dell has also entered into various software licensing agreements with other companies.

From time to time, other companies and individuals assert exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to the technology industry or Dell’s business. Dell evaluates each claim relating to its products and, if appropriate, seeks a license to use the protected technology. The licensing agreements generally do not require the licensor to assist Dell in duplicating its patented technology nor do these agreements protect Dell from trade secret, copyright or other violations by Dell or its suppliers in developing or selling these products. See “Item 1 — Business — Factors Affecting Dell’s Business and Prospects” for information about the risks associated intellectual property rights.

Employees

On January 31, 2003, Dell had approximately 39,100 regular employees. Approximately 21,200 of those employees were located in the U.S., and approximately 17,900 were located in other countries. Dell believes that its ability to attract and retain qualified personnel is critical to its success and achievement of its business plan. Dell has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

Government Regulation

Dell’s business is subject to regulation by various federal and state governmental agencies. Such regulation includes the radio frequency emission regulatory activities of the U.S. Federal Communications Commission, the anti-trust regulatory activities of the U.S. Federal Trade Commission and Department of Justice, the consumer protection laws of the Federal Trade Commission, the import/export regulatory activities of the U.S. Department of Commerce, the product safety regulatory activities of the U.S. Consumer Products Safety Commission, and environmental regulation by a variety of regulatory authorities in each of the areas in which Dell conducts business. Dell is also subject to regulation in other countries where it conducts business. In certain jurisdictions, such regulatory requirements may be more stringent than in the U.S.

Backlog

Dell believes that backlog is not a meaningful indicator of net revenue that can be expected for any period. There can be no assurance that the backlog at any point in time will translate into net revenue in any subsequent period, as unfilled orders can generally be canceled at any time by the customer. At the end of fiscal 2003, 2002, and 2001, backlog was not material.

Geographic Areas of Operations

Dell conducts operations worldwide and is managed generally on a geographic basis. The three geographic regions are the Americas, Europe and Asia Pacific-Japan regions. The Americas region is based in Round Rock, Texas, and covers the U.S., Canada, South America and Latin America. The Americas region is further segmented into Business and U.S. Consumer. The Europe region, which is based in Bracknell, England, covers the European countries and also some countries in the Middle East and Africa. The Asia Pacific-Japan region covers the Pacific Rim, including Japan, India, China, Australia and New Zealand, and is based in Singapore. In fiscal 2003, approximately 34% of

Dell’s net revenue was attributable to international sales. Dell has recently established technical and customer support and related operations in India and intends to continue such efforts in other regions throughout the world. See “Item 1 — Business — Factors Affecting Dell’s Business and Prospects” for information about certain risks of international activities. For financial information about the results of Dell’s operating segments for each of the last three fiscal years, see Note 9 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

Dell’s corporate headquarters are located in Round Rock, Texas. Its manufacturing facilities are located in Austin, Texas; Eldorado do Sul, Brazil; Nashville, Tennessee; Limerick, Ireland; Penang, Malaysia; and Xiamen, China. See “Item 2 — Properties.”

Factors Affecting Dell’s Business and Prospects

There are many factors that affect Dell’s business and the results of its operations, some of which are beyond Dell’s control. The following is a description of some of the important factors that may cause the actual results of Dell’s operations in future periods to differ materially from those currently expected or desired.

•	General economic, business or industry conditions may result in a decrease in net revenue. As a global company with customers in virtually every business and industry, Dell’s net revenue could deteriorate as a result of macroeconomic trends in both the U.S. and abroad. If the current worldwide economic climate does not improve, or continues to deteriorate, customers or potential customers could reduce or delay their technology investments. As a result, Dell’s net revenue and earnings could be negatively affected.

•	Armed hostilities, terrorism or public health issues could have a material adverse effect on Dell’s business. Armed hostilities, terrorism or public health issues, whether in the U.S. or abroad, could cause damage or disruption to Dell, its suppliers or customers, or could create political or economic instability, any of which could have a material adverse effect on Dell’s business. Although it is impossible to predict the consequences of any such events, such events could result in a decrease in demand for Dell’s products, could make it difficult or impossible for Dell to deliver products or for its suppliers to deliver components and could create delay and inefficiencies in Dell’s supply chain.

•	Dell’s business is extremely competitive and no assurances can be offered that Dell can maintain its competitive advantage. Dell’s success is based on its ability to profitably offer its products at a lower price than its competitors. However, Dell encounters aggressive competition from numerous companies in the U.S. and abroad in all aspects of its business. Accordingly, Dell cannot provide any assurance that it can maintain or extend this advantage if its competitors alter their cost structure or business model, or take other actions that affect Dell’s current competitive advantage. If Dell is unable to maintain its competitive advantage, a loss of market share, revenue or profitability may result.

•	A substantial portion of Dell’s net revenue is dependent upon international sales, which are subject to risks and uncertainties. Sales outside the U.S. accounted for approximately 34% of Dell’s net revenue in fiscal 2003. Dell’s future growth rates and success are dependent on continued growth and success in international markets. The success and profitability of Dell’s international operations are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability, unexpected changes in the regulatory environment, trade protection measures, tax laws (including U.S. taxes on foreign operations) and foreign currency exchange rates, any of which could potentially adversely affect Dell’s operations. Further, as Dell generates cash flow in non-U.S. jurisdictions, Dell may experience difficulty transferring such funds to the U.S. in a tax efficient manner.

•	Dell’s overall profitability may not meet expectations if its product, customer and geographic mix is substantially different than anticipated. The profit margins realized by Dell vary among its products, customers and geographic markets. Consequently, if Dell’s mix of any of these is substantially different from what it anticipates in any particular period, Dell’s earnings could be less than expected.

•	Dell’s net revenue may not meet expectations if it is unable to accurately predict the effect of seasonality on its business. Dell experiences seasonal trends in the sale of its products. For example, sales to governments (particularly U.S. federal sales) are often stronger in Dell’s third quarter, European sales are often weaker in the third quarter and consumer sales are typically stronger in the fourth quarter. As Dell increases its market share in the highly seasonal consumer market, this seasonal effect may become more pronounced. If Dell is not able to accurately anticipate seasonal trends, Dell’s net revenue and earnings could be less than expected.

•	Infrastructure failures could have a material adverse effect on Dell’s business. Dell is highly dependent on its infrastructure in order to achieve its business objectives. If Dell experiences a problem that impairs its infrastructure, such as a computer virus, intentional disruption of IT systems by a third party, manufacturing failure or telephone system failure, the resulting disruptions could impede Dell’s ability to book or process orders, manufacture and ship in a timely manner or otherwise carry on its business in the ordinary course. Any such events could cause Dell to lose significant customers or revenue and could require Dell to incur significant expense to eliminate these problems and address related security concerns. Further, because Dell’s sales are not generally linear during any particular quarterly period, the potential adverse effect resulting from any such events or any other disruption to Dell’s business could be accentuated if it occurs during a disproportionately heavy demand or shipping cycle during any quarterly period.

•	A failure on the part of Dell to effectively manage a product transition will directly affect the demand for Dell’s products and the profitability of Dell’s operations. The technology industry is characterized by continuing improvements in technology, which result in the frequent introduction of new products, short product life cycles and continual improvement in product price/performance characteristics. Product transitions present some of the greatest executional challenges and risks for any technology company. Accordingly, if Dell is unable to effectively manage a product transition, its business and results of operations could be negatively affected. In addition, continuing technological advancement, which is a significant driver of customer demand, is largely beyond Dell’s control.

•	Disruptions in component availability could unfavorably affect Dell’s performance. Dell’s direct business model gives it the ability to operate with reduced levels of component and finished goods inventories. Dell’s financial success in recent periods has been due in part to its supply chain management practices, including its ability to achieve rapid inventory turns. However, because Dell maintains only minimal levels of component inventory, Dell’s financial performance, as well as its ability to satisfy customer needs, could be negatively affected if it suffers a disruption in component availability.

•	Dell’s reliance on suppliers creates risks and uncertainties. Dell’s manufacturing process requires a high volume of quality components that are procured from third party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts (which can adversely affect the reliability and reputation of Dell’s products), a shortage of components and reduced control over delivery schedules (which can adversely affect Dell’s manufacturing efficiencies), and increases in component costs (which can adversely affect Dell’s profitability).

•	Dell could experience manufacturing interruptions, delays or inefficiencies if it is unable to timely and reliably procure components from certain single-sourced suppliers. Dell maintains several single-source supplier relationships, either because alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could affect operating results adversely.

•	Dell’s results may be affected if it does not effectively hedge its exposure to fluctuations in foreign currency exchange rates. Dell utilizes derivative instruments to hedge its exposure to fluctuations in foreign currency exchange rates and interest rates. Some of these instruments and contracts may involve elements of market and credit risk in excess of the amounts recognized in the Consolidated Financial Statements. For additional information about risk on financial instruments, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.” Further, Dell may experience a decrease in revenue from its international operations if it is does not effectively hedge its exposure to currency fluctuations.

•	Dell’s continued business success may be largely dependent on its ability to obtain licenses to intellectual property developed by others on commercially reasonable and competitive terms. If Dell or its suppliers are unable to obtain desirable technology licenses, Dell could be prohibited from marketing products, could be forced to market products without desirable features or could incur substantial costs to redesign its products, defend legal actions or pay damages.

•	Dell cannot provide any assurance that current environmental laws, or any laws enacted in the future, will not have a material adverse effect on Dell. Dell’s operations are subject to environmental regulation in each of the jurisdictions in which Dell conducts business. Some of Dell’s manufacturing operations use substances that are highly regulated in various jurisdictions. If Dell does not comply with applicable rules and regulations in connection with the use of such substances, Dell could be subject to significant liability.

•	If DFS is unable to provide financing to Dell’s customers, Dell would be forced to find alternative sources for financing for its customers or self-finance these activities and, as a result, could experience a decline in its cash flow from operations. Dell is dependent upon DFS to provide financing for a significant number of customers who elect to finance Dell products, and DFS is highly dependent upon CIT to access the capital markets to provide funding for these transactions. If CIT is unable to access the capital markets, DFS may not be able to fund customer financing arrangements. Upon any such interruption in services, Dell would be forced to find alternative sources for financing for its customers or self-finance these activities. Although Dell believes that it can find alternative sources for financing for these activities, Dell could nonetheless experience a decline in its cash flow from operations if it is unable to do so in a timely manner.

Trademarks and Service Marks

Unless otherwise noted, trademarks appearing in this Report are trademarks of Dell. Dell disclaims proprietary interest in the marks and names of others. EMC is a registered trademark of EMC Corporation.

Website Access to SEC Reports

Dell maintains an Internet website at www.dell.com. Dell’s periodic SEC reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K) are accessible through the Dell website, free of charge, as soon as reasonably practicable after these reports are filed electronically with the SEC. To access these reports, go to Dell’s website at www.dell.cominvestor.

Executive Officers of the Company

The following table sets forth the name, age and position of each of the persons who were serving as executive officers of Dell as of March 31, 2003.

Name	Age	Title

Michael S. Dell	38	Chairman of the Board and Chief Executive Officer
Kevin B. Rollins	50	President and Chief Operating Officer
William J. Amelio	45	Senior Vice President, Asia Pacific-Japan
Paul D. Bell	42	Senior Vice President, Europe, Middle East and Africa
Jeffrey W. Clarke	40	Senior Vice President, Product Group
Thomas B. Green	48	Senior Vice President, Law and Administration and Secretary
John S. Hamlin	37	Senior Vice President, U.S. Consumer Business
Joseph A. Marengi	49	Senior Vice President, Americas
John K. Medica	44	Senior Vice President, Product Group
Rosendo G. Parra	43	Senior Vice President, Americas
James M. Schneider	50	Senior Vice President and Chief Financial Officer

Michael S. Dell — Mr. Dell has served as the Chairman of the Board and Chief Executive Officer of Dell since he founded the company in 1984. He serves as a vice chairman of the U.S. Business Council, a member of the executive committee of the World Business Council, chairman of the Computer Systems Policy Project and as a member of the U.S. President’s Council of Advisors on Science and Technology.

Kevin B. Rollins — Mr. Rollins currently serves as President and Chief Operating Officer of Dell. In this role, he is responsible for Dell’s day-to-day operations and, with Mr. Dell, establishes Dell’s strategic direction. Mr. Rollins joined Dell in April 1996 as Senior Vice President, Corporate Strategy, was named Senior Vice President, General Manager — Americas in May 1996 and was named Vice Chairman in 1997. In 2001, Mr. Rollins’ title was changed from Vice Chairman to President and Chief Operating Officer. For 12 years prior to joining Dell, Mr. Rollins was employed by Bain & Company, an international strategy consulting firm, most recently serving as a director and partner. Mr. Rollins received a Master of Business Administration degree and a Bachelor of Arts degree from Brigham Young University. Mr. Rollins is also a member of the Marriott School National Advisory Council of Brigham Young University, where he founded and continues to sponsor the Rollins Center for E-Commerce.

William J. Amelio — Mr. Amelio joined Dell in March 2001 as Senior Vice President, Relationship Group, a position he shared with Mr. Marengi, and was named Senior Vice President, Asia Pacific-Japan in May 2001. In this position, Mr. Amelio is responsible for Dell’s operations in all markets in the Asia Pacific-Japan region, including Dell’s manufacturing and customer service centers in that region. Prior to joining Dell, Mr. Amelio was employed by NCR Corp., last serving as Executive Vice President and Chief Operating Officer of NCR’s Retail and Financial Group. Prior to joining NCR, Mr. Amelio served as the President and Chief Executive Officer for Honeywell International Inc.’s transportation and power systems divisions. Preceding that, he led the turbocharging systems business at AlliedSignal Inc. before its merger with Honeywell. His career also includes 18 years with IBM in a variety of senior-management positions, including general manager of operations for IBM’s personal computer company. Mr. Amelio holds a master’s degree in Management from Stanford University and a bachelor’s degree in Chemical Engineering from Lehigh University.

Paul D. Bell — Mr. Bell joined Dell in 1996 and serves as Senior Vice President, Europe, Middle East and Africa. In this role, Mr. Bell is responsible for Dell’s operations in all markets in the Europe, Middle East and Africa region, including Dell’s manufacturing and customer service centers in that region. Until May 2001, Mr. Bell served as Senior Vice President, Home and Small Business. Prior to joining Dell, Mr. Bell was a management consultant with Bain & Company for six years, including two years as a consultant for Dell. Mr. Bell received a bachelor’s degree in Fine Arts and Business

Administration from Pennsylvania State University and a Master of Business Administration degree from the Yale School of Organization and Management.

Jeffrey W. Clarke — Mr. Clarke has served as Senior Vice President, Product Group since January 2003. In this role, he is responsible, along with Mr. Medica, for design, development, quality-control, engineering and marketing for all of Dell’s products, including desktops, notebooks, workstations, networking products, servers, storage and peripherals. Mr. Clarke joined Dell in 1987 as a quality engineer and has served in a variety of engineering and management roles. In 1995 Mr. Clarke became the director of desktop development, and most recently Mr. Clarke served as Vice President and General Manager, Relationship Product Group. Mr. Clarke received a bachelor’s degree in Electrical Engineering from the University of Texas at San Antonio.

Thomas B. Green — Mr. Green has served as Senior Vice President, Law and Administration since 1997, and is responsible for overseeing Dell’s legal and governmental affairs, corporate security and corporate communications departments. Mr. Green joined Dell in 1994 as General Counsel and Secretary, positions he continues to hold. Before joining Dell, Mr. Green served as Executive Vice President and General Counsel of Chicago Title & Trust Company for two years and as Executive Vice President and General Counsel of Trammell Crow Company for two years. Prior to joining Trammel Crow, Mr. Green was a partner in the law firm of Jones, Day, Reavis & Pogue. Mr. Green served as a law clerk to former U.S. Supreme Court Chief Justice Warren Burger and received a Bachelor of Arts degree in English and a Juris Doctor degree from the University of Utah.

John S. Hamlin — Mr. Hamlin has served as general manager of the U.S. Consumer business since May 2000 and was named Senior Vice President, U.S. Consumer Business in January 2003. In this role, he is responsible for all sales, marketing and customer service activities for the consumer market in the U.S. Prior to his current role, Mr. Hamlin served as Vice President, Home and Small Business in Japan and managed Dell’s Preferred Accounts segment in Japan. Mr. Hamlin joined Dell in March 1996 and held a variety of positions within Dell prior to moving to Japan. Prior to joining Dell, Mr. Hamlin was in venture capital for three years and a management consultant for Bain & Company for six years. Mr. Hamlin is a graduate of Dartmouth College and holds a master’s degree in Business Administration from Harvard Business School.

Joseph A. Marengi — Mr. Marengi joined Dell in 1997 and serves as Senior Vice President, Americas. In this position, Mr. Marengi shares responsibility with Mr. Parra for Dell’s manufacturing and sales organizations serving large and small corporate, government, education and healthcare customers in the U.S., Canada and Latin America. Prior to joining Dell, Mr. Marengi worked at Novell, Inc., most recently serving as its President and Chief Operating Officer. Prior to joining Novell in 1989, Mr. Marengi served as Vice President of Channel Sales for Excelan, Inc. and in various other executive, sales, information management positions. From 1978 through 1981, Mr. Marengi served in the U.S. Coast Guard and Coast Guard Reserve, reaching the rank of Lieutenant Commander. Mr. Marengi earned a bachelor’s degree in Public Administration from the University of Massachusetts and a master’s degree in Management from the University of Southern California. Mr. Marengi serves on the Corporate Advisory Board of the USC Marshall School of Business.

John K. Medica — Mr. Medica was named Senior Vice President, Product Group in January 2003. In this role, he is responsible, along with Mr. Clarke, for the design, development, quality-control, engineering and marketing for all of Dell’s products, including desktops, notebooks, workstations, networking products, servers, storage and peripherals. Mr. Medica joined Dell in 1993 as Vice President, Portable Systems. In 1996, Mr. Medica was named President and Chief Operating Officer of Dell’s Japan division. Mr. Medica returned to the U.S. as Vice President, Procurement in August 1997 and later served as Vice President, Web Products Group and Vice President and General Manager, Transactional Product Group. Prior to joining Dell, Mr. Medica held a variety of development and operations positions over a ten-year period at Apple Computer. Mr. Medica graduated from Wake Forest University with a master’s degree in Business Administration and holds a bachelor’s degree in Electrical Engineering from Manhattan College.

Rosendo G. Parra — Mr. Parra joined Dell in 1993 and serves as Senior Vice President, Americas. In this position, he shares responsibility with Mr. Marengi for Dell’s manufacturing and sales organizations serving large and small corporate, government, education and healthcare customers in the U.S., Canada and Latin America. Prior to joining Dell, Mr. Parra held various sales and general management positions with GRiD Systems Corporation, including Regional Sales Director and Vice President and General Manager of the PC Strategic Business Unit. Before his association with GRiD, Mr. Parra spent nine years in various sales and management positions for the business products division of Tandy Corporation. Mr. Parra earned a bachelor’s degree in Marketing from the University of Maryland.

James M. Schneider — Mr. Schneider is Dell’s Chief Financial Officer. In this role, he is responsible for Dell’s finance function for all business units worldwide, including the controller function, corporate planning, tax, treasury operations, investor relations, real estate, risk management and internal audit. Mr. Schneider joined Dell in 1996 as Vice President of Finance and Chief Accounting Officer, was named Senior Vice President in 1998 and Chief Financial Officer in 2000. For three years prior to joining Dell, Mr. Schneider was employed by MCI Communications Corporation, last serving as Senior Vice President of Corporate Finance. For 19 years prior to joining MCI, Mr. Schneider was associated with Price Waterhouse LLP, serving as a partner for 10 years. Mr. Schneider holds a bachelor’s degree in Accounting from Carroll College in Waukesha, Wisconsin, and is a Certified Public Accountant. He is a member of the board of directors of General Communications, Inc. and Multilink Technology Corporation.

ITEM 2 — PROPERTIES

At January 31, 2003, Dell owned or leased a total of approximately 10.6 million square feet of office, manufacturing and warehouse space worldwide, approximately 7.0 million square feet of which is located in the U.S. and the remainder located in various international areas.

Dell believes that it can readily obtain additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

Domestic Properties

Dell’s principal offices are located in Round Rock, Texas (north of Austin) and U.S. manufacturing facilities are located in Austin, Texas and Middle Tennessee.

Dell owns 360 acres of land in Round Rock, Texas, on which are located several office buildings completed since August 1994 that contain an aggregate of approximately 2.1 million square feet of office and lab space. This includes approximately 900,000 square feet of owned office buildings and 1.2 million square feet of leased office space. These buildings, comprising Dell’s Round Rock Campus, house Dell’s sales, marketing and support staff for the Americas region, as well as the corporate headquarters and support functions.

Dell leases 570 acres of land in Austin, Texas referred to as the Parmer Campus. Approximately 2.0 million square feet of office, manufacturing and distribution space are located on the campus, including four leased office buildings totaling 1.1 million square feet and three manufacturing/ distribution facilities totaling 900,000 square feet. Approximately 220,000 square feet of the manufacturing/distribution space is currently subleased to an unrelated third party. During fiscal 2003, Dell purchased a 150,000 square-foot data center located near the Parmer Campus.

Dell leases approximately 1.2 million square feet of space in Middle Tennessee. This includes a 360,000 square foot office building leased in Nashville, Tennessee that houses sales, technical support and administrative support staff. Also included is a 300,000 square foot manufacturing facility in Lebanon, Tennessee and a 305,000 square foot manufacturing facility in Nashville, Tennessee. Approximately 215,000 square feet of warehouse/ distribution space is subleased to an unrelated third party.

In addition to the campuses, Dell also leases approximately 1.6 million square feet of additional space located primarily in Central Texas. Approximately 460,000 square feet is used for manufacturing and distribution and 205,000 square feet houses remote call center and professional services sites. The remaining 945,000 square feet of office and manufacturing space, with lease expiration dates ranging from February 2003 to December 2010, has been taken out of service in connection with Dell’s previous restructuring actions and — depending on the facility — has either been subleased or is being marketed for sale or sublease.

International Properties

At January 31, 2003, Dell’s international facilities consisted of approximately 3.6 million square feet of office and manufacturing space in approximately 40 countries. Approximately 1.4 million square feet of this space is leased property, with lease expiration dates ranging from May 2003 to December 2013. Dell owns approximately 2.2 million square feet of space.

Dell has manufacturing and office facilities in Eldorado do Sul, Brazil; Limerick, Ireland; Penang, Malaysia and Xiamen, China. Approximately 105,000 square feet is leased in Eldorado do Sul. Approximately, 1.2 million square feet of office and manufacturing space is owned or leased by Dell in Ireland, and approximately 345,000 square feet of the manufacturing/ distribution space has been removed from service and was sold subsequent to January 31, 2003. Dell owns two facilities in Penang, Malaysia totaling 580,000 square feet that combines both office and manufacturing space. Both facilities are located on land leased from the State Authority of Penang. Over 340,000 square feet of office and manufacturing space is owned in Xiamen, China. Dell also leases approximately 175,000 square feet of office space in Bangalore, India, where it is expanding its customer phone support and back-office capabilities.

ITEM 3 — LEGAL PROCEEDINGS

Dell is subject to various legal proceedings and claims arising in the ordinary course of business. Dell’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on Dell’s financial condition, results of operations or cash flows.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of Dell’s stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2003.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Dell’s common stock is traded on The Nasdaq National Market under the symbol DELL. Information regarding the market prices of Dell’s common stock may be found in Note 11 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

Holders

As of April 21, 2003, there were 46,391 holders of record of Dell’s common stock.

Dividends

Dell has never declared or paid any cash dividends on shares of its common stock and currently does not anticipate paying any cash dividends in the immediate future. However, Dell will review its dividend policy if the U.S. Congress adopts legislation that changes the current tax treatment of cash dividends. Any future determination to pay cash dividends will be at the discretion of Dell’s board of directors and will be dependent upon the effect of such legislation on Dell and its stockholders, Dell’s financial condition, results of operations and capital requirements and other factors the board of directors deems relevant.

ITEM 6 — SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Financial Statements and Supplementary Data.”

	Fiscal Year Ended

	January 31,	February 1,	February 2,	January 28,	January 29,
	2003	2002(a)	2001(b)	2000(c)(d)	1999(d)

	(in millions, except per share data)
Results of Operations:
Net revenue	$35,404	$31,168	$31,888	$25,265	$18,243
Gross margin	6,349	5,507	6,443	5,218	4,106
Operating income	2,844	1,789	2,663	2,263	2,046
Income before cumulative effect of change in accounting principle(e)	2,122	1,246	2,236	1,666	1,460
Net income	$2,122	$1,246	$2,177	$1,666	$1,460
Earnings per common share:
Before cumulative effect of change in accounting principle:
Basic	$0.82	$0.48	$0.87	$0.66	$0.58
Diluted	$0.80	$0.46	$0.81	$0.61	$0.53
After cumulative effect of change in accounting principle:
Basic	$0.82	$0.48	$0.84	$0.66	$0.58
Diluted	$0.80	$0.46	$0.79	$0.61	$0.53
Number of weighted average shares outstanding:
Basic	2,584	2,602	2,582	2,536	2,531
Diluted	2,644	2,726	2,746	2,728	2,772
Balance Sheet Data:
Cash and investments	$9,905	$8,287	$7,853	$6,853	$3,181
Total assets	15,470	13,535	13,670	11,560	6,966
Long-term debt	506	520	509	508	512
Total stockholders’ equity	$4,873	$4,694	$5,622	$5,308	$2,321

(a)	Includes a pre-tax charge of $742 million. Approximately $482 million relates to employee termination benefits, facilities closure costs, and other asset impairments and exit costs, while the balance of $260 million relates to other-than-temporary declines in the fair value of equity securities.

(b)	Includes a pre-tax charge of $105 million related to employee termination benefits and facilities closure costs.

(c)	Includes a pre-tax charge of $194 million related to a purchase of in-process research and development.

(d)	Share and per share information has been restated to reflect 2 for 1 splits of the common stock in March and September 1998, and March 1999.

(e)	Effective January 29, 2000, Dell changed its accounting for revenue recognition in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). The cumulative effect of the change on retained earnings as of the beginning of fiscal 2001 resulted in a charge to fiscal 2001 income of $59 million (net of income taxes of $25 million). With the exception of the cumulative effect adjustment, the effect of the change on net income for the fiscal year ended February 2, 2001 was not material. See Note 1 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Description of Business

Dell — through its direct business model — designs, develops, manufactures, markets, services and supports a wide range of computer systems customized to customer requirements. These include enterprise systems (servers, storage and networking products, and workstations), notebook computers and desktop computer systems, as well as software, peripherals, and service and support programs. Dell is generally managed on a geographic basis: the Americas, Europe and Asia Pacific-Japan. Within the Americas, Dell is further segmented into Business and U.S. Consumer. Dell markets and sells its computer products and services under the Dell brand name directly to its various customer groups. These customer groups include large corporate, government, healthcare and education accounts, as well as small-to-medium businesses and individual consumers. For a discussion of Dell’s reportable segments, see Note 9 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.” The following discussion should be read in conjunction with the Consolidated Financial Statements, including the related notes. All market share references included in this discussion are according to IDC.

Dell’s objective is to maximize stockholder value by executing a strategy based upon the direct model that focuses on a balance of three priorities: liquidity, profitability and growth. The direct model enables Dell to provide customers with superb value; high-quality, relevant technology; customized systems; superior service and support; and products and services that are easy to buy and use. Management believes that opportunity exists for continued worldwide growth by increasing Dell’s market presence in its existing markets, entering new markets, and pursuing additional product and service opportunities.

Fiscal 2003 Overview

Dell achieved industry-leading results and profitably grew market share in fiscal 2003 with record unit shipments, revenues and operating income dollars. Year-over-year unit shipments increased 21% while industry shipments declined 1% (excluding Dell), resulting in market share gains in every region and product line. Dell’s annual market share gain of 2.3 points worldwide was one of the best in the company’s history. Dell generated record net revenue of $35.4 billion, and achieved operating income of approximately $2.8 billion, whereas its top competitors collectively continued to experience declining revenues and operating losses in their personal computer systems and related businesses. In addition to maximizing profitability and growth, Dell delivered outstanding liquidity during the fiscal year with operating cash flow of $3.5 billion and a company record $9.9 billion in ending cash and investments. Dell also exited fiscal 2003 with a record low cash conversion cycle of negative 37 days.

Dell achieved these strong financial results in fiscal 2003 despite continued weak technology spending brought about by a soft global economic environment. Dell responded to these market conditions as it has previously by delivering award-winning products and services with leadership pricing to maximize market share growth and to realize as much profit as possible in light of existing conditions. Dell also expanded more broadly and deeply into the enterprise by launching the second generation Dell y EMC product line; significantly increasing the number of installations of high performance computing clusters; further developing relationships with other strategic partners; and improving professional services offerings. In executing its strategy, Dell leveraged its low-cost structure and efficient direct-to-customer model to aggressively price all products and pass through declining component prices and structural savings to its customers. Dell’s continued focus on cost control resulted in record low operating expenses in fiscal 2003 as a percentage of revenue as well as improved operating margins. Management believes that Dell’s continued industry-leading operating results validate that the Dell model excels in any macro-economic environment and that by maintaining its strategy of profitable market share growth with a focus on improving overall profitability, Dell will continue to outperform the industry in any economic environment.

Results of Operations

The following table summarizes the results of Dell’s operations for each of the past three fiscal years. All percentage amounts were calculated using the underlying data in thousands.

	Fiscal Year Ended

	January 31,	Percentage	February 1,	Percentage	February 2,
	2003	Change	2002	Change	2001

	(dollars in millions)
Net revenue	$35,404	14%	$31,168	(2)%	$31,888
Gross margin	$6,349	15%	$5,507	(15)%	$6,443
% of net revenue	17.9%		17.7%		20.2%
Operating expenses	$3,505	8%	$3,236	(12)%	$3,675
% of net revenue	9.9%		10.4%		11.5%
Special charges	—		$482		$105
Total operating expenses	$3,505	(6)%	$3,718	(2)%	$3,780
% of net revenue	9.9%		11.9%		11.8%
Operating income	$2,844	59%	$1,789	(33)%	$2,663
% of net revenue	8.0%		5.8%		8.4%
Net income	$2,122	70%	$1,246	(43)%	$2,177
% of net revenue	6.0%		4.0%		6.8%

During fiscal 2003, Dell continued to execute its profitable market share growth strategy and achieved record unit shipments, net revenue and operating income despite a difficult industry and macro-economic environment. Management’s relentless focus on cost improvements resulted in improved gross and operating margins compared to fiscal 2002 even though average revenue per unit declined over the same period as Dell passed on substantially all component cost declines to its customers. By maintaining its strategy of profitable market share growth, with a focus on improving overall profitability, management currently expects to continue to capitalize on market opportunities.

Net Revenue

The following table summarizes Dell’s net revenue by geographic region for each of the past three fiscal years:

	Fiscal Year Ended

	January 31,	Percentage	February 1,	Percentage	February 2,
	2003	Change	2002	Change	2001

	(dollars in millions)
Net Revenue:
Americas:
Business	$19,394	12%	$17,275	(9)%	$18,969
U.S. Consumer	5,653	26%	4,485	15%	3,902

Total Americas	25,047	15%	21,760	(5)%	22,871
Europe	6,912	8%	6,429	—	6,399
Asia Pacific-Japan	3,445	16%	2,979	14%	2,618

Consolidated net revenue	$35,404	14%	$31,168	(2)%	$31,888

During fiscal 2003, Dell generated record net revenue and unit shipments even though the global economy remained soft impacting capital spending and overall industry demand. Dell achieved this growth, among other things, by continuing to focus on geographic expansion, by expanding customer-focused product and service offerings, and by offering a superior value proposition to its customers. Net unit shipments grew 21% for fiscal 2003 compared to an industry decline of 1% (excluding Dell) in calendar year 2002, and grew 15% in fiscal 2002 compared to an industry decline of 7% (excluding Dell) in calendar year 2001. Dell’s market share gain of 2.3 points worldwide in fiscal 2003 was one of the best in Dell’s history.

Dell’s shipments of enterprise systems, which include servers, storage and networking products, and workstations, grew 21% during fiscal 2003. Dell continues to focus on extending its capabilities in enterprise systems. Revenues from these products increased 19% during fiscal 2003 over fiscal 2002 levels and resulted in a No. 1 U.S. and No. 2 worldwide ranking in server shipments for calendar 2002. Dell has introduced new products, such as through its long-term strategic alliance with EMC Corporation (which enables Dell to address a broad range of customer needs with storage products that provide additional enterprise-class features), and has expanded its enterprise-level professional services and support offerings (such as Dell Professional Services and Premier Enterprise Services). In addition, Dell continues the trend of increasing the portion of its research, development and engineering expenses spent on enterprise systems.

Notebook computer unit shipments increased 20% during fiscal 2003 as Dell ranked No. 1 in the U.S. Desktop computer unit shipments increased 22% in fiscal 2003 as Dell extended its lead as the No. 1 supplier of desktops in the U.S. Unit shipments grew during fiscal 2002 across all product lines as well: enterprise systems at 26%, notebooks at 20% and desktops at 14%.

Average revenue per-unit sold in fiscal 2003 decreased 7% compared to fiscal 2002, which was primarily due to component cost declines and Dell’s practice of aggressively passing on these declines to customers to increase market share. Management currently expects that average revenue per unit will continue to decline at a moderate rate as technology spending remains soft and component cost declines continue at historical rates. However, Dell will adjust its pricing as necessary in response to future economic and competitive conditions. Average revenue per unit sold in fiscal 2002 decreased 15% compared to fiscal 2001, which was primarily due to aggressive pricing across all product lines in addition to Dell passing component cost declines through to its customers.

In fiscal 2003, net revenue increased 14% as compared to fiscal 2002 to a record $35.4 billion. Strong growth in net unit shipments across all regions and products drove the revenue increase, which was somewhat offset by lower average selling prices. Fiscal 2002 net revenue was 2% lower than fiscal 2001 as declines in average per-unit revenues more than offset growth in net unit shipments.

On a geographic basis, Dell extended its No. 1 share ranking in the U.S. and the Americas overall with a 15% net revenue increase in fiscal 2003 as compared to fiscal 2002. Americas net revenue decreased 5% from fiscal 2001 to fiscal 2002. In the Business segment, net revenue increased 12% in fiscal 2003 as compared to a 9% decline in fiscal 2002 as technology spending stabilized. Net revenue in the U.S. Consumer segment grew 26% in fiscal 2003 and 15% in fiscal 2002, as Dell successfully drove substantial market share gains as compared to the industry.

In Europe, Dell continued to take share and maintained its No. 2 overall market share position as net unit shipments increased across all product lines. Net revenue for fiscal 2003 increased 8% as compared to fiscal 2002, driven primarily by strong unit growth during the third and fourth quarters which was partially offset by declining average per-unit revenues. Net revenue for fiscal 2002 was relatively flat as compared to fiscal 2001, as declining average per-unit revenues offset unit growth due to weak demand and economic softness.

Net revenue in Asia Pacific-Japan increased 16% in fiscal 2003 as compared to fiscal 2002. Dell gained share throughout the year (exiting fiscal 2003 with the No. 3 share ranking for the region compared to No. 6 the prior year) despite inconsistent market demand in the region during fiscal 2003. Asia Pacific-Japan’s growth in net revenue from fiscal 2001 to fiscal 2002 was 14%, despite weakened economies in many countries in the region. In both Japan and China, Dell is now the leading non-domestic seller of computer systems.

For additional information regarding Dell’s segments, see Note 9 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

Gross Margin

Gross margin as a percentage of net revenue increased from 17.7% in fiscal 2002 to 17.9% in fiscal 2003. Gross margin increased across all geographies and product categories primarily as a result of Dell’s cost reduction initiatives and declining component costs. As part of its focus on improving margins, Dell remains committed to reducing costs to maintain price leadership and improve profitability through four primary cost reduction initiatives: manufacturing costs, warranty costs, structural or design costs, and overhead or operating expenses.

Based on the industry, economic and other factors discussed above, Dell currently expects that this gross margin environment will continue to be challenging, but Dell’s intent is to focus on improving gross margins and operating margins as the economy improves. Management believes that the strength of Dell’s direct-to-customer business model, as well as its strong liquidity position, makes Dell better positioned than its competitors to profitably grow market share in any business climate.

As a percentage of consolidated net revenue, gross margin decreased from 20.2% in fiscal 2001 to 17.7% in fiscal 2002. This erosion began in the fourth quarter of fiscal 2001, when Dell saw industry demand starting to decline and began an aggressive pricing strategy to gain market share and maximize profitability. Throughout fiscal 2002, Dell focused on stabilizing and improving net operating margins. The year-to-year decrease occurred primarily as a result of Dell’s strategy to drive profitable market share growth.

Operating Expenses

The following table presents certain information regarding Dell’s operating expenses during each of the past three fiscal years:

	Fiscal Year Ended

	January 31,	February 1,	February 2,
	2003	2002(a)	2001(b)

	(dollars in millions)
Operating Expenses:
Selling, general and administrative	$3,050	$2,784	$3,193
% of net revenue	8.6%	8.9%	10.0%
Research, development and engineering	$455	$452	$482
% of net revenue	1.3%	1.5%	1.5%
Special charges	—	$482	$105
% of net revenue	—	1.5%	0.3%
Total operating expenses	$3,505	$3,718	$3,780
Percentage of net revenue	9.9%	11.9%	11.8%

(a)	The $482 million special charge relates to employee termination benefits, facilities closure costs, and other asset impairments and exit costs.

(b)	The $105 million special charge relates to employee termination benefits and facilities closure costs.

Selling, general and administrative expenses decreased as a percentage of revenue during fiscal 2003 as compared to fiscal 2002 primarily as a result of the previously referred to cost savings initiatives, including providing certain customer technical support and back-office functions from low-cost sites and driving more efficient processes and tools. As a result of these initiatives and managing expenses relative to actual revenue growth rates, selling, general and administrative expenses as a percentage of net revenue declined to 8.6% in fiscal 2003, down from 8.9% in fiscal 2002, and down from 10.0% in fiscal 2001.

Dell continues to invest in research, development and engineering activities to develop and introduce new products. During fiscal 2003, research, development and engineering expenses increased slightly in absolute dollar amounts as compared to fiscal 2002 as Dell managed its spending in light of current industry conditions. Research, development, and engineering expenses were relatively flat as a percentage of revenue from fiscal 2003 to fiscal 2002. Dell expects to continue to invest in research, development and engineering activity, with an increasing emphasis on enterprise products. Dell has received 867 U.S. patents and has applied for an additional 562 patents.

During fiscal years 2001 and 2002, Dell undertook two separate actions to reduce its workforce and exit certain activities to align its cost structure with ongoing economic and industry conditions. Special charges of $105 million and $482 million related to these actions were recorded in operating expenses in the fourth quarter of fiscal 2001 and the second quarter of fiscal 2002, respectively. As part of these actions, Dell eliminated approximately 5,700 employee positions worldwide from various business functions and job classes.

As a result of these actions, the employee separations charge during fiscal 2002 was $91 million, $41 million and $2 million in the Americas, Europe and Asia Pacific-Japan segments, respectively. The facility consolidations charge in the Americas, Europe and Asia Pacific-Japan segments amounted to $80 million, $76 million and $13 million, respectively. Non-cash charges consisted primarily of buildings being exited, as well as equipment, technology/ software developed or purchased for internal use, and other assets being abandoned or disposed of as part of these actions. This included $75 million to write off goodwill and substantially all intellectual property associated with the fiscal 2000 acquisition of ConvergeNet Technologies, Inc. (“ConvergeNet”) due to Dell’s decision to discontinue the development of ConvergeNet’s proprietary storage technology.

Under a separate program during the fourth quarter of fiscal 2001, Dell reduced its workforce and exited certain facilities, resulting in a charge of $105 million consisting of approximately $50 million in employee termination benefits and the remainder relating to facilities closure costs.

A summary of the fiscal 2001 and 2002 charges, and subsequent activity through fiscal 2003, is as follows (in millions):

	Total	Cumulative	Non-Cash	Liability at
	Charge	Payments	Charges	January 31, 2003

Employee separations	$184	$(184)	$—	$—
Facility consolidations	224	(130)	(79)	15
Other asset impairments and exit costs	179	(27)	(152)	—

Total	$587	$(341)	$(231)	$15

During fiscal 2003, Dell made charge-related payments totaling $161 million. As of January 31, 2003, the remaining accrual relates to net lease expenses that will be paid over the respective lease terms through fiscal 2006.

Annual savings from these two programs were nearly $500 million which were realized during fiscal 2003 and 2002 in reduced selling, general and administrative expenses as a percentage of net revenue (as reflected in the operating expenses table on the prior page) and a portion was reinvested via pricing and selling incentives to support continued unit growth. Dell will continue to manage its operating expenses relative to expected revenue growth, and will undertake additional cost-cutting actions, if necessary, to enable it to continue to optimize profitability and grow market share.

Investment and Other Income (Loss), net

The following table summarizes Dell’s investment and other income (loss), net for each of the past three fiscal years:

	Fiscal Year Ended

	January 31,	February 1,	February 2,
	2003	2002	2001

	(in millions)
Gains/(losses) on investments, net	$67	$(277)	$307
Investment income, primarily interest	154	314	305
Interest expense	(17)	(29)	(47)
Other	(21)	(66)	(34)

Investment and other income (loss), net	$183	$(58)	$531

The fiscal 2002 loss includes a $260 million impairment charge in the second quarter for other-than-temporary declines in fair value of its venture investments due to ongoing market conditions as well as the investees’ inability to execute their business plans. Excluding the effect of the impairment charge, the decrease of investment and other income (loss), net, during fiscal 2003 and fiscal 2002 was due primarily to declining interest rates and fewer realized investment gains in Dell’s private and public equity securities portfolio.

Income Taxes

Dell’s effective tax rate was 29.9% for fiscal 2003 compared to 28.0% for fiscal 2002 and 30.0% for fiscal 2001. Differences between the effective tax rate as compared to the prior year and as compared to the U.S. federal statutory rate of 35% principally result from Dell’s geographical distribution of taxable income and losses and certain non-tax deductible charges.

Liquidity, Capital Commitments and Other Financing Arrangements

Liquidity

The following table presents selected financial statistics and information for each of the past three fiscal years:

	Fiscal Year Ended

	January 31,	February 1,	February 2,
	2003	2002	2001

	(dollars in millions)
Cash and investments	$9,905	$8,287	$7,853

Days of sales outstanding	28	29	32
Days of supply in inventory	3	4	5
Days in accounts payable	68	69	58

Cash conversion cycle	(37)	(36)	(21)

(a)	Days of sales outstanding include the effect of product costs related to in-transit customer shipments (arising from the adoption of SAB 101) that are classified in other current assets. At January 31, 2003, February 1, 2002, and February 2, 2001, days of sales outstanding included days of sales in accounts receivable and days of in-transit customer shipments of 24 and 4 days; 25 and 4 days; and 27 and 5 days, respectively.

During fiscal 2003, Dell continued to generate substantial operating cash flows relative to earnings. Cash flows from operating activities represent Dell’s principal source of cash and during fiscal 2003, 2002 and 2001 were $3.5 billion, $3.8 billion and $4.2 billion, respectively. Cash flows from operating activities resulted primarily from net income, improvements in Dell’s cash conversion cycle and income tax benefits. These tax benefits totaled $260 million, $487 million, and $929 million in fiscal 2003, 2002, and 2001, respectively, and resulted from the exercise of employee stock options.

These benefits represent corporate tax deductions (that are considered taxable income to the employee) that represent the amount by which the fair value of Dell’s stock exceeds the option strike price on the day the employee exercises an option, that reduce Dell’s taxes payable, and that under generally accepted accounting principles are recorded directly to stockholders’ equity accounts rather than to earnings.

Dell ended fiscal 2003 with a record $9.9 billion in cash and investments, an increase of $1.6 billion over the prior year level. Dell invests a large portion of its available cash in highly liquid/highly rated government, agency, and corporate debt securities of varying maturities at the date of acquisition. Dell’s investment policy is to manage its investment portfolio to preserve principal and maintain liquidity while maximizing the return on the investment portfolio through the full investment of available funds. As of January 31, 2003, and February 1, 2002, Dell had $7.9 billion and $6.7 billion, respectively, invested in these securities. Additionally, Dell invests in equity securities of various private and public entities in order to enhance and extend Dell’s strategic initiatives. At January 31, 2003 and February 1, 2002, these equity investments totaled $196 million and $289 million, respectively. The amount of unrealized net appreciation included in these balances was not material.

During fiscal 2003, Dell continued to improve upon its efficient asset management. As compared to fiscal 2002, days of sales outstanding and days of supply in inventory each improved by one day resulting in a Dell record of 28 and 3, respectively. Days in accounts payable decreased by one day. As a result, Dell’s cash conversion cycle improved to a negative 37 days in fiscal 2003 from a negative 36 days in fiscal 2002. As also discussed in Note 1 of the Notes to Financial Statements included in “Item 8 — Financial Statements and Supplementary Data,” Dell adopted SAB 101 in fiscal 2001, resulting in a change in method of recognizing product revenue from when shipped to when received by the customer. SAB 101 indicates that both title and risk of loss on products must pass to the customer before revenue can be recognized. Title passes to Dell’s customers on substantially all products when they are shipped. Risk of loss, however, generally doesn’t pass to the customer until delivery. Dell defers the cost of revenue associated with these in-transit customer shipments in other current assets in its Consolidated Statement of Financial Position until they are delivered and revenue is recognized. These deferred costs are included in reported days of sales outstanding above because management believes that including the effect of the deferred costs yields a more conservative presentation that is consistent with previously reported days of sales outstanding data for periods prior to the adoption of SAB 101.

Dell has historically generated annual cash flows from operating activities in amounts greater than net income, driven mainly by continually improving cash conversion cycle metrics and the aforementioned tax benefits. Management currently believes that the fiscal 2004 cash flows from operations will continue to exceed net income. Management believes that Dell’s cash provided from operations will continue to be strong and be more than sufficient to support its operations and capital requirements, even if the economic downturn should continue or accelerate. Dell currently anticipates that it will continue to utilize its strong liquidity and cash flows to repurchase its common stock, make a limited number of strategic equity investments, consider — and possibly make — acquisitions, and invest in systems and processes, as well as invest in the development and growth of its enterprise products.

Capital Commitments

Share Repurchase Program — Dell has a share repurchase program that authorizes the purchase of up to 1.25 billion shares of common stock to manage the dilution resulting from shares issued under Dell’s employee stock plans. As of the end of fiscal 2003, Dell had cumulatively repurchased 991 million shares for an aggregate cost of approximately $12 billion. During fiscal 2003, Dell repurchased 50 million shares of common stock for an aggregate cost of $2.3 billion. Dell historically utilized equity instrument contracts to facilitate its repurchase of common stock; however, all remaining put and call contracts were settled in full during fiscal 2003. Consequently, no equity instrument contracts remain outstanding related to Dell’s share repurchase program. Dell expects to continue to repurchase shares of common stock through a systematic program of open market purchases that will return cash to stockholders and mitigate dilution. For the first quarter of fiscal 2004, Dell expects to spend approximately $500 million repurchasing shares.

Capital Expenditures — Dell spent approximately $300 million on capital projects during fiscal 2003. Product demand and mix, as well as ongoing efficiencies in operating and information technology infrastructure, influence the level and prioritization of Dell’s capital expenditures. Cash flows for similar capital expenditures for fiscal 2004 are currently expected to also be approximately $300 million.

Long Term Debt — As of January 31, 2003, Dell had outstanding $200 million in Senior Notes due April 15, 2008 and $300 million in Senior Debentures due April 15, 2028. For additional information regarding these issuances, see Note 2 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

Concurrent with the issuance of the Senior Notes and Senior Debentures, Dell entered into interest rate swap agreements converting Dell’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London Interbank Offered Rates (“LIBOR”) plus 0.41% and 0.79% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, Dell’s effective interest rates for the Senior Notes and Senior Debentures were 2.365% and 2.698%, respectively, for fiscal 2003.

Lease Commitments, including Master Lease Facilities — Dell maintains master lease facilities providing the capacity to fund up to $1.1 billion. The combined facilities provide for the ability of Dell to lease certain real property, buildings and equipment (collectively referred to as the “Properties”) to be constructed or acquired. At January 31, 2003, $640 million of the combined facilities had been utilized.

As described in Note 1 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data,” Dell will be required to consolidate its master lease facilities effective during the third quarter of fiscal year 2004. However, prior to the effective date of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities (“VIE”), Dell expects to expend approximately $640 million to acquire the assets held in master lease facilities. Should the assets not be acquired, Dell’s obligation under the terms of its lease agreements will continue as described in Note 6 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

As part of the above lease transactions, Dell restricted $94 million of its investment securities as collateral for specified lessor obligations under the leases as of January 31, 2003. These investment securities are restricted as to withdrawal and are managed by third parties subject to certain limitations under Dell’s investment policy and are included in Investments on the accompanying Consolidated Statement of Financial Position included in “Item 8 — Financial Statements and Supplementary Data.” In addition, as part of these lease agreements Dell must meet certain financial covenant requirements. Dell is in compliance with all such covenants.

Dell leases other property and equipment, manufacturing facilities and office space under non-cancelable leases. Certain leases obligate Dell to pay taxes, maintenance and repair costs. Future minimum lease payments under all non-cancelable leases (excluding the master lease facilities described above) as of January 31, 2003 are as follows: $45 million in fiscal 2004; $35 million in fiscal 2005; $21 million in fiscal 2006; $15 million in fiscal 2007; $14 million in fiscal 2008; and $44 million thereafter. Rent expense under all leases totaled $96 million, $93 million, and $95 million for fiscal 2003, 2002, and 2001, respectively.

The following summarizes Dell’s contractual cash obligations as of January 31, 2003.

	Payments Due by Period

			Fiscal 2005-	Fiscal 2007-
	Total	Fiscal 2004	2006	2008	Beyond

	(in millions)
Operating leases	$174	$45	$56	$29	$44
Master lease facilities(a)	550	163	309	78	—
Long-term debt, including current portion	515	9	4	3	499

Total contractual cash obligations	$1,239	$217	$369	$110	$543

(a)	Obligations under master lease facilities include residual value guarantees of up to $161 million in fiscal 2004, $306 million in fiscal 2006, and $77 million in fiscal 2008.

Other Financing Arrangements

Dell Financial Services — Dell is currently a partner in Dell Financial Services L.P. (“DFS”), a joint venture with CIT Group, Inc. (“CIT”). The joint venture allows Dell to provide customers with various financing alternatives and asset management services as a part of the total service package offered to the customer. CIT, as a financial services company, is the entity that finances the transaction between DFS and the customer.

Dell may sell equipment directly to customers who, in turn, enter into loans with DFS to finance their purchases. Dell recognized revenue on equipment sold to end-user customers which was financed with DFS loans in the amount of $2.3 billion, $1.3 billion and $0.7 billion during fiscal 2003, 2002 and 2001, respectively. In addition, when Dell’s customers desire lease financing, Dell usually sells equipment to DFS, and DFS will enter into direct financing lease arrangements with the customers. Dell recognizes revenue from the sale of equipment to DFS in accordance with Dell’s revenue recognition policy (see Note 1 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data”) because leases between DFS and the customer qualify as direct financing leases. Dell recognized revenue on sales to DFS in the amount of $1.2 billion, $1.4 billion and $1.8 billion during fiscal 2003, 2002 and 2001, respectively. Neither CIT nor DFS has any recourse or rights of return to Dell, except that end-user customers may return equipment pursuant to Dell’s standard return policy. Dell receives a referral fee from DFS for introducing customers to DFS for financing alternatives. Such fees were $70 million, $70 million and $66 million in fiscal 2003, 2002 and 2001, respectively, and are included in net revenue.

In accordance with the partnership agreement between Dell and CIT, losses generated by DFS are allocated to CIT. Net income in DFS is allocated 70% to Dell and 30% to CIT, after CIT has recovered any cumulative losses. Dell’s share of DFS net income is reflected in investment and other income, net. Dell has recognized approximately $4 million of cumulative pre-tax earnings as of the end of fiscal 2003. In the event DFS is terminated with a cumulative deficit, Dell is not obligated to fund any losses. Although Dell has a 70% equity interest in DFS, because Dell cannot and does not exercise voting or operational control over DFS, the investment is accounted for under the equity method. Dell’s investment in DFS at January 31, 2003 was $35 million. Equity income in DFS and any intercompany balances were immaterial to Dell’s results of operations and financial position for fiscal 2003, 2002 and 2001. Had Dell controlled and as a result consolidated DFS, the impact to Dell’s reported revenue and earnings would not have been material for fiscal 2003, 2002 and 2001.

Although Dell has no economic exposure to the existing assets and liabilities of DFS, should the joint venture experience an interruption in operations, Dell would likely have to find alternative sources for future financing arrangements with its customers. Alternatives could include negotiating a financing arrangement with another entity or Dell’s financing customer purchases itself. Absent such an alternative financing arrangement, Dell could experience reductions in revenues due to losses in originations of financing arrangements. Currently, Dell does not anticipate any such interruption in DFS operations.

DFS was formed in 1998 by Dell and Newcourt Credit Group, Inc. (“Newcourt”). In fiscal 2000, Newcourt was acquired by CIT and in fiscal 2002, CIT was acquired by Tyco International, Inc. (“Tyco”). In July 2002, Tyco spun off CIT as an independent company and, as a result, CIT became Dell’s partner in DFS.

Market Risk

Dell is exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of its investments. In the normal course of business, Dell employs established policies and procedures to manage these risks.

Foreign Currency Hedging Activities

Dell’s objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations on earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, Dell utilizes foreign currency option contracts and forward contracts to hedge its exposure on forecasted transactions and firm commitments in most of the foreign countries in which Dell operates. The principal currencies hedged during fiscal 2003 were the Euro, British Pound, Japanese Yen, and Canadian Dollar. Dell monitors its foreign currency exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance Dell’s foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position.

Based on Dell’s foreign currency cash flow hedge instruments outstanding at January 31, 2003, Dell estimates a maximum potential one-day loss in fair value of approximately $30 million, using a Value-at-Risk (“VAR”) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. Dell used a Monte Carlo simulation type model that valued its foreign currency instruments against a thousand randomly generated market price paths. Forecasted transactions, firm commitments, fair value hedge instruments, and accounts receivable and payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that will be incurred by Dell. Additionally, as Dell utilizes foreign currency instruments for hedging forecasted and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. As a result of Dell’s hedging activities, foreign currency fluctuations did not have a material impact on Dell’s results of operations and financial position during fiscal 2003, 2002, and 2001.

Cash and Investments

At January 31, 2003, Dell had $9.9 billion of total cash and investments (including investments in equity securities discussed below), all of which are stated at fair value. Dell’s investment policy is to manage its total cash and investments balances to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. Dell diversifies its investment portfolio by investing in multiple types of investment-grade securities and through the use of third-party investment managers. Based on Dell’s investment portfolio and interest rates at January 31, 2003, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $100 million, respectively, in the fair value of the investment portfolio. Changes in interest rates may affect the fair value of the investment portfolio; however, Dell will not recognize such gains or losses unless the investments are sold.

At January 31, 2003, the fair value of investments in equity securities of privately and publicly held technology companies was $196 million. These investments were made in order to enhance and extend Dell’s direct business model and core business initiatives. Because these companies are typically early-stage companies with products or services that are not yet fully developed or that have not yet achieved market acceptance, these investments are inherently risky. Dell currently anticipates that it will continue to make minimal additional investments in fiscal 2004 and will focus on managing its current investments.

Debt

Dell has entered into interest rate swap arrangements that convert its fixed interest rate expense to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swaps qualify for hedge accounting treatment pursuant to SFAS 133. Dell has designated the issuance of the Senior Notes and Senior Debentures and the related interest rate swap agreements as an integrated transaction. The difference between Dell’s carrying amounts and fair value of its long-term debt and related interest rate swaps was not material at January 31, 2003 and February 1, 2002. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change.

Factors Affecting the Company’s Business and Prospects

There are numerous factors that affect Dell’s business and the results of its operations. These factors include general economic and business conditions; the level of demand for Dell’s products and services; the effect of armed hostilities, terrorism or public health issues on the economy generally, on the level of demand for Dell’s products and services, and on Dell’s ability to manage its supply and delivery logistics in such an environment; the level and intensity of competition in the technology industry and the pricing pressures that have resulted; the ability of Dell to timely and effectively manage periodic product transitions, as well as component availability and cost; the ability of Dell to develop new products based on new or evolving technology and the market’s acceptance of those products; the ability of Dell to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer and geographic sales mix of any particular period; and Dell’s ability to effectively manage its operating costs. For a discussion of these and other factors affecting Dell’s business and prospects, see “Item 1 — Business — Factors Affecting Dell’s Business and Prospects.”

Critical Accounting Policies

Dell prepares its financial statements in conformity with generally accepted accounting principles in the U.S. Dell believes its most critical accounting policies relate to revenue recognition and warranty accruals. These and Dell’s other accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.” In applying its critical accounting polices, Dell is required to make accounting estimates to determine and accrue costs that may be incurred in the future.

Revenue Recognition — Many customer arrangements encompass multiple elements, such as hardware, software and peripherals and services. As a result, interpretation is required to ensure appropriate application of accounting principles, including price allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements, and timing of revenue recognition. Dell offers separately priced extended warranty and service contracts to customers that extend and/or enhance the technical support, parts, and labor coverage offered as part of the base warranty included with the product. Revenue (net of estimated costs to be incurred) related to separately priced extended warranty and service contracts for which Dell is obligated to perform is recorded as deferred income and subsequently recognized on a gross basis over the term of the contract. Revenue from sales of separately priced third party extended warranty and service contracts for which Dell is not obligated to perform is recognized on a net basis at the time of sale.

Dell’s estimates further impacting revenue recognition relate primarily to customer returns and allowance for doubtful accounts. Both estimates are relatively predictable based on historical experience. The primary factors affecting Dell’s accrual for estimated customer returns include estimated return rates as well as the number of units shipped that still have rights of return as of the balance sheet date. Customer returns historically have represented approximately 2% of gross revenues. Factors affecting Dell’s allowance for doubtful accounts include historical and anticipated customer default rates at the various aging categories of accounts receivable. Each quarter, Dell reevaluates its estimates to assess the adequacy of its recorded accruals for customer returns and allowance for doubtful accounts and adjusts the amounts as necessary.

Warranty — Dell records warranty liabilities for the estimated costs that may be incurred under its basic limited warranty as well as under separately priced extended warranty and service contracts for which Dell is obligated to perform. These liabilities are accrued at the time product revenue is recognized. The specific warranty terms and conditions vary depending upon the product sold and country in which Dell does business, but generally includes technical support, repair parts and labor and a period ranging from 90 days to three years. Factors that affect Dell’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units and cost per claim to satisfy Dell’s warranty obligation. The anticipated rate of warranty claims is the primary factor impacting Dell’s estimated warranty obligation. The other factors are relatively insignificant because the average remaining aggregate warranty period of the covered installed base is approximately 20 months, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at pre-established amounts with service providers. Warranty claims are relatively predictable based on historical experience of failure rates. Each quarter, Dell reevaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Recently Issued Accounting Pronouncements

In June 2002, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 provides guidance on the accounting for recognizing, measuring and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 adjusts the timing of when a liability for termination benefits is to be recognized based on whether the employee is required to render future service. A liability for costs to terminate an operating lease or other contract before the end of its term is to be recognized when the entity terminates the contract or ceases using the rights conveyed by the contract. All other costs associated with an exit or disposal activity are to be expensed as incurred. SFAS 146 requires the liability to be measured at its fair value with subsequent changes in fair value to be recognized each reporting period utilizing an interest allocation approach. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on Dell’s consolidated results of operations or financial position.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement’s consideration should be allocated among separate units. The pronouncement is effective for Dell commencing with its fiscal year 2004 and is not expected to have a material impact on Dell’s consolidated results of operations or financial position.

In November 2002, FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires certain guarantees to be measured at fair value upon issuance and recorded as a liability. In addition, FIN 45 expands current disclosure requirements regarding guarantees issued by an entity, including tabular presentation of the changes affecting an entity’s aggregate product warranty liability. The recognition and measurement requirements of the interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for Dell commencing in its annual financial statements for the fiscal year ended January 31, 2003 (see Note 6 of the Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data” for product warranty information). Dell does not expect FIN 45 to have a material impact on its consolidated results of operations or financial position.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends certain provisions of SFAS 123 to require that disclosure of the pro forma effect of applying the fair value method of accounting for stock-based compensation be prominently displayed in an entity’s accounting policy in annual and interim financial statements. Dell is required to follow the prescribed format and provide the additional disclosures required by SFAS 148 in its annual financial statements for the fiscal year ended January 31, 2003, and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending May 1, 2003. Dell does not expect SFAS 148 to have a material impact on its consolidated results of operations or financial position.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (“VIE”). FIN 46 requires that if a company holds a controlling financial interest in a VIE, the assets, liabilities and results of the VIE’s activities should be consolidated in the entity’s financial statements. As a result, Dell will be required to consolidate its existing master lease facilities effective during the third quarter of fiscal year 2004. Dell expects to expend approximately $640 million to acquire the assets held in master lease facilities. Dell is currently assessing the impact that FIN 46 may have on its accounting for DFS, but does not believe that consolidation will be required.

In January 2003, the Securities and Exchange Commission (“SEC”) issued a final rule requiring enhanced disclosure of material off-balance sheet transactions, arrangements, and other relationships with unconsolidated entities that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses. The rule also requires a tabular disclosure of future payments due under contractual commitments. The disclosure requirements will become effective for Dell’s fiscal 2004 annual report. Dell does not expect this pronouncement to have a material impact on its consolidated results of operations or financial position.

In January 2003, the EITF released Issue No. 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor, guiding the timing and manner in which customers should recognize consideration (e.g., rebates) received from vendors. Such consideration is generally presumed to represent a reduction of a vendor’s prices and should therefore be classified as a reduction of cost of revenue. Dell does not expect EITF 02-16 to have a material impact on its consolidated results of operations or financial position.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Dell Computer Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dell Computer Corporation and its subsidiaries at January 31, 2003 and February 1, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, during fiscal 2001 the Company changed its revenue recognition for certain product shipments.

PRICEWATERHOUSECOOPERS LLP

Austin, Texas

February 13, 2003

DELL COMPUTER CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)

	January 31,	February 1,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$4,232	$3,641
Short-term investments	406	273
Accounts receivable, net	2,586	2,269
Inventories	306	278
Other	1,394	1,416

Total current assets	8,924	7,877
Property, plant and equipment, net	913	826
Investments	5,267	4,373
Other non-current assets	366	459

Total assets	$15,470	$13,535

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,989	$5,075
Accrued and other	2,944	2,444

Total current liabilities	8,933	7,519
Long-term debt	506	520
Other	1,158	802
Commitments and contingent liabilities (Note 6)	—	—

Total liabilities	10,597	8,841

Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 2,681 and 2,654, respectively	6,018	5,605
Treasury stock, at cost; 102 and 52 shares, respectively	(4,539)	(2,249)
Retained earnings	3,486	1,364
Other comprehensive income (loss)	(33)	38
Other	(59)	(64)

Total stockholders’ equity	4,873	4,694

Total liabilities and stockholders’ equity	$15,470	$13,535

The accompanying notes are an integral part of these consolidated financial statements.

DELL COMPUTER CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

	Fiscal Year Ended

	January 31,	February 1,	February 2,
	2003	2002	2001

Net revenue	$35,404	$31,168	$31,888
Cost of revenue	29,055	25,661	25,445

Gross margin	6,349	5,507	6,443

Operating expenses:
Selling, general and administrative	3,050	2,784	3,193
Research, development and engineering	455	452	482
Special charges	—	482	105

Total operating expenses	3,505	3,718	3,780

Operating income	2,844	1,789	2,663
Investment and other income (loss), net	183	(58)	531

Income before income taxes and cumulative effect of change in accounting principle	3,027	1,731	3,194
Provision for income taxes	905	485	958

Income before cumulative effect of change in accounting principle	2,122	1,246	2,236
Cumulative effect of change in accounting principle, net	—	—	59

Net income	$2,122	$1,246	$2,177

Earnings per common share:
Before cumulative effect of change in accounting principle:
Basic	$0.82	$0.48	$0.87

Diluted	$0.80	$0.46	$0.81

After cumulative effect of change in accounting principle:
Basic	$0.82	$0.48	$0.84

Diluted	$0.80	$0.46	$0.79

Weighted average shares outstanding:
Basic	2,584	2,602	2,582
Diluted	2,644	2,726	2,746

The accompanying notes are an integral part of these consolidated financial statements.

DELL COMPUTER CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Fiscal Year Ended

	January 31,	February 1,	February 2,
	2003	2002	2001

Cash flows from operating activities:
Net income	$2,122	$1,246	$2,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211	239	240
Tax benefits of employee stock plans	260	487	929
Special charges	—	742	105
(Gains)/losses on investments	(67)	17	(307)
Other, primarily effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(410)	178	135
Changes in:
Operating working capital	1,210	826	642
Non-current assets and liabilities	212	62	274

Net cash provided by operating activities	3,538	3,797	4,195

Cash flows from investing activities:
Investments:
Purchases	(8,736)	(5,382)	(2,606)
Maturities and sales	7,660	3,425	2,331
Capital expenditures	(305)	(303)	(482)

Net cash used in investing activities	(1,381)	(2,260)	(757)

Cash flows from financing activities:
Purchase of common stock	(2,290)	(3,000)	(2,700)
Issuance of common stock under employee plans and other	265	298	395

Net cash used in financing activities	(2,025)	(2,702)	(2,305)

Effect of exchange rate changes on cash	459	(104)	(32)

Net increase (decrease) in cash	591	(1,269)	1,101
Cash and cash equivalents at beginning of period	3,641	4,910	3,809

Cash and cash equivalents at end of period	$4,232	$3,641	$4,910

The accompanying notes are an integral part of these consolidated financial statements.

DELL COMPUTER CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock
	and Capital in
	Excess of
	Par Value		Treasury Stock			Other
					Retained	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Other	Total

Balances at January 28, 2000	2,575	$3,583	—	$—	$1,260	$533	$(68)	$5,308
Net income	—	—	—	—	2,177	—	—	2,177
Change in unrealized gain on investments, net of taxes of $256	—	—	—	—	—	(475)	—	(475)
Foreign currency translation adjustments	—	—	—	—	—	4	—	4

Total comprehensive income								1,706
Stock issuances under employee plans, including tax benefits	91	1,347	—	—	—	—	(6)	1,341
Purchases and retirements	(65)	(102)	—	—	(2,598)	—	—	(2,700)
Other	—	(33)	—	—	—	—	—	(33)

Balances at February 2, 2001	2,601	4,795	—	—	839	62	(74)	5,622
Net income	—	—	—	—	1,246	—	—	1,246
Change in unrealized gain on investments, net of taxes of $36	—	—	—	—	—	(65)	—	(65)
Foreign currency translation adjustments	—	—	—	—	—	2	—	2
Net unrealized gain on derivative instruments, net of tax benefit of $15	—	—	—	—	—	39	—	39

Total comprehensive income								1,222
Stock issuances under employee plans, including tax benefits	69	843	—	—	—	—	10	853
Purchases and retirements	(16)	(30)	52	(2,249)	(721)	—	—	(3,000)
Other	—	(3)	—	—	—	—	—	(3)

Balances at February 1, 2002	2,654	5,605	52	(2,249)	1,364	38	(64)	4,694
Net income	—	—	—	—	2,122	—	—	2,122
Change in unrealized gain on investments, net of tax benefit of $14	—	—	—	—	—	26	—	26
Foreign currency translation adjustments	—	—	—	—	—	4	—	4
Net unrealized loss on derivative instruments, net of taxes of $42	—	—	—	—	—	(101)	—	(101)

Total comprehensive income								2,051
Stock issuances under employee plans, including tax benefits	27	410	—	—	—	—	6	416
Purchases	—	—	50	(2,290)	—	—	—	(2,290)
Other	—	3	—	—	—	—	(1)	2

Balances at January 31, 2003	2,681	$6,018	102	$(4,539)	$3,486	$(33)	$(59)	$4,873

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

Fiscal Year — The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. Fiscal 2003 and 2002 included 52 weeks, whereas fiscal 2001 included 53 weeks.

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

Investments — The Company’s debt securities and publicly traded equity securities are classified as available-for-sale and are reported at fair market value (based on quoted market prices) using the specific identification method. All other investments are initially recorded at cost and subsequently adjusted for other-than-temporary declines in fair market value. Unrealized gains and losses are reported, net of taxes, as a component of stockholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other-than-temporary. Realized gains and losses on investments are included in investment and other income (loss), net when realized.

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

Foreign Currency Translation — The majority of the Company’s international sales are made by international subsidiaries, which have the U.S. dollar as their functional currency. Local currency transactions of international subsidiaries, which have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement of monetary assets and liabilities are included in investment and other income (loss), net. The Company’s subsidiaries that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of stockholders’ equity. Revenue and expenses from the Company’s international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur.

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

Revenue Recognition — Net revenue includes sales of hardware, software and peripherals, and services (including extended service contracts and professional services). The Company offers separately priced extended warranty and service contracts to customers that extend and/or enhance the technical support, parts, and labor coverage offered as a part of the base warranty included with the product. The Company allocates fees from multiple element arrangements to the various elements based on the relative fair values of each element. Fair values are generally determined based on separate list prices. Product revenue is recognized when both title and risk of loss transfer to the customer, provided that no significant obligations remain. The Company provides for an estimate of product returns and doubtful accounts, based on historical experience. Revenue (net of estimated costs to be incurred) related to extended warranty and service contracts for which the Company is obligated to perform is recorded as deferred income and subsequently recognized on a gross basis over the term of the contract. Revenue from sales of separately priced third party extended warranty and service contracts for which the Company is not obligated to perform is recognized on a net basis at the time of sale. Professional services revenue is recorded when services are performed.

Effective January 29, 2000, the Company changed its accounting for revenue recognition in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), which resulted in a change in the method of recognizing revenue from when shipped to when received by the customer. The cumulative effect of the change on prior years’ retained earnings resulted in a charge to fiscal 2001 income of $59 million (net of income taxes of $25 million). SAB 101 indicates that both title and risk of loss on products must pass to the customer before revenue can be recognized. Title passes to the Company’s customers on substantially all products when they are shipped. Risk of loss, however, generally doesn’t pass to the customer until delivery. The Company defers the cost of revenue associated with these in-transit customer shipments in other current assets in the accompanying Consolidated Statement of Financial Position until they are delivered and revenue is recognized.

Warranty — The Company records warranty liabilities for the estimated costs that may be incurred under its basic limited warranty as well as under separately priced extended warranty and service contracts for which the Company is obligated to perform. These liabilities are accrued at the time product revenue is recognized. These costs primarily include technical support, as well as parts and labor associated with service dispatches. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rate of warranty claims on those units and cost per claim to satisfy the Company’s warranty obligation. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Shipping Costs — The Company’s shipping and handling costs are included in cost of sales for all periods presented.

Advertising Costs — Advertising costs are charged to expense as incurred. Advertising expenses for fiscal years 2003, 2002, and 2001, were $426 million, $361 million, and $431 million, respectively.

Website Development Costs — The Company expenses the costs of maintenance and minor enhancements to the features and functionality of its websites.

Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings Per Common Share, Including Pro Forma Effects of Stock-Based Compensation — Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

At January 31, 2003, the Company has three stock-based employee compensation plans, which are described more fully in Note 5. The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans. The following table sets forth the computation of basic and diluted earnings per share for each of the past three fiscal years and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Fiscal Year Ended

	January 31,	February 1,	February 2,
	2003	2002	2001

	(in millions, except per share amounts)
Net income — as reported	$2,122	$1,246	$2,177
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(723)	(694)	(434)

Net income — pro forma	$1,399	$552	$1,743

Weighted average shares outstanding:
Basic	2,584	2,602	2,582
Employee stock options and other	60	124	164

Diluted	2,644	2,726	2,746

Earnings per common share:
Before cumulative effect of change in accounting principle
Basic — as reported	$0.82	$0.48	$0.87
Basic — pro forma	$0.54	$0.21	$0.70
Diluted — as reported	$0.80	$0.46	$0.81
Diluted — pro forma	$0.51	$0.19	$0.65
After cumulative effect of change in accounting principle
Basic — as reported	$0.82	$0.48	$0.84
Basic — pro forma	$0.54	$0.21	$0.67
Diluted — as reported	$0.80	$0.46	$0.79
Diluted — pro forma	$0.51	$0.19	$0.63

The pro forma earnings per share information is estimated using the Black-Scholes option pricing model (see Note 5 for additional information on fair value disclosures) which in management’s opinion does not provide a reliable measure of fair value of the Company’s employee stock options. For example, in fiscal 2001 the Company granted 154 million stock options at an average exercise price of $37.78 that had an average Black-Scholes estimated fair value of $20.98. While the disclosures above reflect a current period after-tax impact to pro forma net income of approximately $300 million related to the fiscal 2001 grants, remaining outstanding options from fiscal 2001 are roughly $10.00 out of the money (implying little or no current fair value) at current market prices.

Equity instruments for 192 million, 232 million and 145 million shares in fiscal 2003, 2002 and 2001, respectively, were not included in the computation of diluted weighted average shares outstanding because the effect of such instruments was antidilutive.

Comprehensive Income — The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains (losses) on derivative financial instruments related to foreign currency hedging, and unrealized gains (losses) on marketable securities classified as available-for-sale.

Recently Issued Accounting Pronouncements — In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance on the accounting for recognizing, measuring and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 adjusts the timing of when a liability for termination benefits is to be recognized based on whether the employee is required to render future service. A liability for costs to terminate an operating lease or other contract before the end of its term is to be recognized when the entity terminates the contract or ceases using the rights conveyed by the contract. All other costs associated with an exit or disposal activity are to be expensed as incurred. SFAS No. 146 requires the liability to be measured at its fair value with subsequent changes in fair value to be recognized each reporting period utilizing an interest allocation approach. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement’s consideration should be allocated among separate units. The pronouncement is effective for the Company commencing with its fiscal 2004 and is not expected to have a material impact on its consolidated results of operations or financial position.

In November 2002, FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires certain guarantees to be measured at fair value upon issuance and recorded as a liability. In addition, FIN 45 expands current disclosure requirements regarding guarantees issued by an entity, including tabular presentation of the changes affecting an entity’s aggregate product warranty liability. The recognition and measurement requirements of the interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the Company commencing in its annual financial statements for the fiscal year ended January 31, 2003 (see Note 6 for product warranty information). The Company does not expect FIN 45 to have a material impact on its consolidated results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends certain provisions of SFAS No. 123 to require that disclosure of the pro forma effect of applying the fair value method of accounting for stock-based compensation be prominently displayed in an entity’s accounting policy in annual and interim financial statements. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the fiscal year ended January 31, 2003, and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending May 1, 2003. The Company does not expect SFAS No. 148 to have a material impact on its consolidated results of operations or financial position.

In January 2003, the FASB issued FIN 46 Consolidation of Variable Interest Entities (“VIE”), which requires that if a company holds a controlling financial interest in a VIE, the assets, liabilities and results of the VIE’s activities should be consolidated in the entity’s financial statements. As a result, the Company will be required to consolidate its existing master lease facilities (see Note 6) effective during the third quarter of fiscal 2004. The Company expects to expend approximately $640 million to acquire the assets held in master lease facilities. Dell is currently assessing the impact that FIN 46 may have on its accounting for Dell Financial Services L.P. (see Note 7), but does not believe that consolidation will be required.

In January 2003, the EITF released Issue No. 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor, guiding the timing and manner in which customers should recognize consideration (e.g., rebates) received from vendors. Such consideration is generally presumed to represent a reduction of a vendor’s prices and should therefore be classified as a reduction of cost of revenue. The Company does not expect EITF 02-16 to have a material impact on its consolidated results of operations or financial position.

Reclassifications — Certain prior year amounts have been reclassified to conform to the fiscal 2003 presentation.

NOTE 2 — Financial Instruments

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

	January 31, 2003			February 1, 2002

	Fair			Fair
	Market		Unrealized	Market		Unrealized
	Value	Cost	Gain (Loss)	Value	Cost	Gain

	(in millions)
Debt securities:
U.S. government and agencies	$3,507	$3,474	$33	$1,663	$1,657	$6
U.S. corporate	1,739	1,705	34	2,393	2,375	18
International corporate	151	146	5	168	165	3
State and municipal governments	45	45	—	87	84	3

Total debt securities	5,442	5,370	72	4,311	4,281	30
Equity securities	231	232	(1)	335	332	3

Total investments	$5,673	$5,602	$71	$4,646	$4,613	$33

Short-term	$406	$402	$4	$273	$271	$2
Long-term	5,267	5,200	67	4,373	4,342	31

Total investments	$5,673	$5,602	$71	$4,646	$4,613	$33

The following table summarizes the Company’s recognized gains and losses on investments, including impairments of certain investments.

	Fiscal Year Ended

	January 31,	February 1,	February 2,
	2003	2002	2001

	(in millions)
Gains	$86	$185	$473
Losses	(19)	(462)	(166)

Net gains (losses)	$67	$(277)	$307

The fiscal 2002 loss on investments includes a $260 million charge in the second quarter for other-than-temporary declines in fair value of its venture investments due to ongoing market conditions. Gross unrealized gains and losses at January 31, 2003 were $74 million and $3 million, respectively. Gross unrealized gains and losses at February 1, 2002 were $49 million and $16 million, respectively.

Foreign Currency Instruments

The Company uses purchased option contracts and forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in its forecasted transactions denominated in currencies other than U.S. dollar. Hedged transactions include international sales by U.S. dollar functional currency entities, foreign currency denominated purchases of certain components and intercompany shipments to some international subsidiaries. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is entered into until the time it is settled. These contracts generally expire in twelve months or less.

The Company also uses forward contracts to hedge monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. These contracts are not designated as hedging instruments under generally accepted accounting principles, and therefore, the change in the instrument’s fair value is recognized currently in earnings and is reported as a component of investment and other income (loss), net. The change in the fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. These contracts generally expire in three months or less.

If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is initially deferred in other comprehensive income. These amounts are subsequently recognized in income as a component of net revenue or cost of revenue in the same period the hedged transaction affects earnings. The ineffective portion of the change in the fair value of cash flow hedge is recognized currently in earnings and is reported as a component of investment and other income (loss), net. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the forecasted transaction’s terminal value. During fiscal years 2003 and 2002, the Company did not discontinue any cash flow hedges as substantially all forecasted foreign currency transactions were realized in the Company’s actual results. Furthermore, hedge ineffectiveness was not material.

At January 31, 2003, the Company held purchased option contracts with a notional amount of $2 billion, a net asset value of $31 million and a net unrealized deferred loss of $37 million, net of taxes. At January 31, 2003, the Company held forward contracts with a notional amount of $2 billion, a net liability value of $140 million and a net unrealized loss of $25 million, net of taxes.

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

Concurrent with the issuance of the Senior Notes and Senior Debentures, the Company entered into interest rate swap agreements converting the Company’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London interbank offered rates (“LIBOR”) plus 0.41% and 0.79% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, the Company’s effective interest rates for the Senior Notes and Senior Debentures were 2.365% and 2.698%, respectively, for fiscal 2003.

The interest rate swap agreements are designated as fair value hedges, and the terms of the swap agreements and hedged items are such that effectiveness can be measured using the short-cut method defined in SFAS 133. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change. The difference between the Company’s carrying amounts and fair value of its long-term debt and related interest rate swaps was not material at January 31, 2003 and February 1, 2002.

The Company also had a $250 million revolving credit facility that expired in June 2002 and was not subsequently renewed.

NOTE 3 — Income Taxes

The provision for income taxes consists of the following:

	Fiscal Year Ended

	January 31,	February 1,	February 2,
	2003	2002	2001

	(in millions)
Current:
Domestic	$702	$574	$964
Foreign	94	59	168
Deferred	109	(148)	(174)

Provision for income taxes	$905	$485	$958

Income before income taxes and cumulative effect of change in accounting principle included approximately $968 million, $494 million, and $743 million related to foreign operations in fiscal 2003, 2002, and 2001, respectively.

Deferred taxes have not been provided on excess book basis in the amount of approximately $4.1 billion in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future and are essentially permanent in duration. These basis differences arose primarily through the undistributed book earnings of the subsidiaries. The basis differences could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries as well as various other events. Net of available foreign tax credits, residual income tax of approximately $1.1 billion would be due upon a reversal of this excess book basis.

The components of the Company’s net deferred tax asset are as follows:

	Fiscal Year Ended

	January 31,	February 1,
	2003	2002

	(in millions)
Deferred tax assets:
Deferred income	$186	$165
Inventory and warranty provisions	155	133
Investment impairments	118	126
Credit carryforwards	—	115
Provisions for product returns and doubtful accounts	44	58
Other	125	135

	628	732
Deferred tax liabilities:
Unrealized gains on investments	—	(26)
Other	(145)	(94)

	(145)	(120)

Net deferred tax asset	$483	$612

Current portion (included in other current assets)	$292	$196
Non-current portion (included in other non-current assets)	191	416

Net deferred tax asset	$483	$612

The effective tax rate differed from statutory U.S. federal income tax rate as follows:

	Fiscal Year Ended

	January 31,	February 1,	February 2,
	2003	2002	2001

U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign income taxed at different rates	(7.9)	(6.6)	(5.8)
Other	2.8	(0.4)	0.8

Effective tax rate	29.9%	28.0%	30.0%

NOTE 4 — Capitalization

Preferred Stock

Authorized Shares — The Company has the authority to issue five million shares of preferred stock, par value $.01 per share. At January 31, 2003 and February 1, 2002, no shares of preferred stock were issued or outstanding.

Series A Junior Participating Preferred Stock — In conjunction with the distribution of Preferred Share Purchase Rights (see below), the Company’s Board of Directors designated 200,000 shares of preferred stock as Series A Junior Participating Preferred Stock (“Junior Preferred Stock”) and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. At January 31, 2003 and February 1, 2002, no shares of Junior Preferred Stock were issued or outstanding.

Common Stock

Authorized Shares — As of January 31, 2003, the Company is authorized to issue seven billion shares of common stock.

Share Repurchase Program — The Company has a share repurchase program that authorizes the purchase of up to 1.25 billion shares of common stock to manage the dilution resulting from shares issued under the Company’s employee stock plans. As of the end of fiscal 2003, the Company had cumulatively repurchased 991 million shares for an aggregate cost of $12 billion. During fiscal year 2003, the Company repurchased 50 million shares of common stock for an aggregate cost of $2 billion. The Company historically utilized equity instrument contracts to facilitate its repurchase of common stock, but has not entered into any new contracts subsequent to October 2000. During fiscal 2003, these contracts were exercised in full, and consequently, no put obligations remain outstanding. At February 1, 2002, the Company held equity options that allowed for the purchase of 25 million shares of common stock at an average price of $58 per share. At February 1, 2002, the Company also had outstanding put obligations covering 51 million shares with an average exercise price of $45 per share for a total of $2.3 billion. The outstanding put obligations at February 1, 2002 permitted net share settlement at the Company’s option and, therefore, did not result in a liability on the accompanying Consolidated Statement of Financial Position.

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

NOTE 5 — Benefit Plans

Stock Option Plans — The Compensation Committee of the Board of Directors administers the Company’s three stock option plans: the Dell Computer Corporation Incentive Plan (the “1994 Incentive Plan”), the Dell Computer Corporation 1998 Broad-Based Stock Option Plan (the “Broad-Based Plan”), and the Dell Computer Corporation 2002 Long-Term Incentive Plan (the “2002 Incentive Plan”, collectively the “Options Plans”). The 1994 Incentive Plan and 2002 Incentive Plan provide for the granting of stock-based incentive awards to the Company’s directors (including the nonemployee directors), executive officers and key employees and to certain of its consultants and advisors, while the Broad-Based Plan provides for the award of stock options to non-executive employees.

The Company is permitted to grant either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options under the 1994 Incentive Plan and the 2002 Incentive Plan. The Company granted only nonqualified stock options under the Broad-Based Plan. Under each of the Option Plans, the right to purchase shares pursuant to existing stock option agreements typically vests pro-rata at each option anniversary date over a five-year period. The options are generally granted at fair market value and must be exercised within ten years from the date of grant.

The following table summarizes stock option activity for the Option Plans:

	Fiscal Year Ended

	January 31, 2003		February 1, 2002		February 2, 2001

		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

	(share data in millions)
Options outstanding — beginning of year	350	$26.36	344	$24.36	320	$11.39
Granted	84	26.37	126	23.24	154	37.78
Exercised	(22)	7.69	(63)	3.11	(95)	3.26
Cancelled	(25)	31.75	(57)	32.86	(35)	22.18

Options outstanding — end of year	387	27.09	350	26.36	344	24.36

Options exercisable — end of year	130	$22.59	98	$17.49	100	$8.78

The following is additional information relating to options for the Option Plans outstanding as of January 31, 2003:

	Options Outstanding			Options Exercisable

			Weighted-
		Weighted-	Average		Weighted-
	Number	Average	Remaining	Number	Average
	of	Exercise	Contractual	of	Exercise
	Shares	Price	Life (Years)	Shares	Price

	(share data in millions)
$0.01- $1.49	21	$0.99	3	21	$0.99
$1.50-$14.99	28	$7.47	4	28	$7.47
$15.00-$24.99	112	$22.52	8	24	$21.76
$25.00-$34.99	104	$27.23	9	16	$29.80
$35.00 and over	122	$40.14	7	41	$41.75

	387			130

There were 365 million, 290 million, and 254 million options to purchase the Company’s common stock available for future grants under the Option Plans at January 31, 2003, February 1, 2002, and February 2, 2001, respectively. During fiscal year 2003, the Company ceased granting options under the 1994 Incentive Plan and the Broad-Based Plan and will not grant any additional options under either of these two plans. All of the shares available for future grants as of January 31, 2003 are available for grant under the 2002 Incentive Plan.

Employee Stock Purchase Plan — The Company also has an employee stock purchase plan that qualifies under Section 423 of the Internal Revenue Code and permits substantially all employees to purchase shares of common stock. Participating employees may purchase common stock through payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 29 million shares at January 31, 2003, 33 million shares at February 1, 2002, and 39 million shares at February 2, 2001. Common stock issued under this plan totaled 4 million shares in fiscal 2003, 6 million shares in fiscal 2002, and 4 million shares in fiscal 2001.

Restricted Stock Grants — During fiscal 2003, 2002, and 2001, the Company granted 0.3 million shares, 2.1 million shares, and 1.7 million shares, respectively, of restricted stock. For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted shares typically vest over a seven-year period beginning on the date of grant. The Company records unearned compensation in stockholders’ equity equal to the market value of the restricted shares on the date of grant and charges the unearned compensation to expense over the vesting period.

Fair Value Disclosures — Under SFAS No. 123, the value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of freely traded options. Similar to other option pricing models, it requires the input of highly subjective assumptions, including the stock price volatility. Because (1) the Company’s employee stock options have characteristics significantly different from those of traded options and (2) changes in the subjective input assumptions can materially affect the estimated fair value, management’s opinion is that the existing option pricing models (including Black-Scholes) do not provide a reliable measure of the fair value of the Company’s stock options. Under the Black-Scholes option pricing model, the weighted average fair value of stock options at date of grant was $11.41, $13.04, and $20.98, per option for options granted during fiscal 2003, 2002, and 2001, respectively. Additionally, the weighted-average fair value of the purchase rights under the employee stock purchase plan granted in fiscal 2003, 2002, and 2001 was $7.39, $6.74, and $13.95 per right, respectively. The weighted-average fair value of options and purchase rights under the employee stock purchase plan was determined based on the Black-Scholes model, utilizing the following assumptions:

	Fiscal Year Ended

	January 31,	February 1,	February 2,
	2003	2002	2001

Expected term:
Stock options	5 years	5 years	5 years
Employee stock purchase plan	6 months	6 months	6 months
Risk-free interest rate	3.76%	4.63%	6.15%
Volatility	43.00%	61.18%	54.85%
Dividends	0%	0%	0%

The Company used expected volatility, as well as other economic data, to estimate the volatility for fiscal 2003 option grants, because management believes such amount is more representative of prospective trends. In prior periods, the Company used historical trailing volatility. Had the Company accounted for its Option Plans and employee stock purchase plan by recording compensation expense based on the fair value at the grant date on a straight-line basis over the vesting period, stock-based compensation costs would have reduced pretax income by $1.0 billion ($723 million, net of taxes), $964 million ($694 million, net of taxes) and $620 million ($434 million, net of taxes) in fiscal 2003, 2003 and 2001, respectively. The pro forma effect on basic earnings per common share would have been a reduction of $0.28, $0.27 and $0.17 for fiscal 2003, 2002, and 2001, respectively. The pro forma effect on diluted earnings per common share would have been a reduction of $0.29, $0.27 and $0.16 for fiscal 2003, 2002 and 2001, respectively.

401(k) Plan — The Company has a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. Substantially all employees in the U.S. are eligible to participate in the plan. The Company matches 100% of each participant’s voluntary contributions, subject to a maximum Company contribution of 3% of the participant’s compensation. The Company’s contributions during fiscal 2003, 2002, and 2001 were $38 million, $40 million, and $36 million, respectively. Company contributions are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan. Investment options include Dell stock, but neither participant nor Company contributions are required to be invested in Dell stock.

NOTE 6 — Commitments, Contingencies and Certain Concentrations

Lease Commitments — The Company maintains master lease facilities providing the capacity to fund up to $1.1 billion. The combined facilities provide for the ability of the Company to lease certain real property, buildings and equipment (collectively referred to as the “Properties”) to be constructed or acquired. Rent obligations for the Properties commence on various dates. At January 31, 2003, approximately $640 million of the combined facilities had been utilized. In January 2003, the FASB issued FIN 46 that will impact Dell’s accounting for these lease facilities (see Note 1 — Description of Business and Summary of Significant Accounting Policies for additional discussion).

The leases have initial terms of five and seven years. Those with an initial term of five years contain an option to renew for two successive years, subject to certain conditions. The leases expire between fiscal 2004 and 2008. The Company may, at its option, purchase the Properties during or at the end of the lease term for 100% of the then outstanding amounts expended by the lessor to build, construct or acquire the Properties (approximately $640 million at January 31, 2003). Pursuant to the terms of the agreements associated with such leases, the Company guarantees a residual value for the properties (of up to approximately $544 million at January 31, 2003), which must be paid to the lessor if the Company does not exercise its purchase option or renew the lease. The Company periodically records an expense that over the lease term approximates the difference between the estimated fair value of the Properties at lease expiration and the residual value guarantee. As of January 31, 2003 and February 1, 2002, the Company had accrued approximately $110 million and $78 million of such expenses, respectively. The leases are classified as operating leases, and therefore, the leased assets and obligations (other than the aforementioned $110 million and $78 million) are not reflected on the accompanying Consolidated Statement of Financial Position.

Future minimum lease payments under these leases (excluding residual value guarantees) as of January 31, 2003 are as follows: $2 million in fiscal 2004; $2 million in fiscal 2005; $1 million in fiscal 2006; and $1 million thereafter. Residual value guarantees of up to $161 million, $306 million and $77 million are due in fiscal 2004, 2006 and 2008, respectively.

As part of the above lease transactions, the Company restricted $94 million and $90 million of its investment securities as collateral for specified lessor obligations under the leases as of January 31, 2003 and February 1, 2002. These investment securities are restricted as to withdrawal and are managed by third parties subject to certain limitations under the Company’s investment policy. In addition, the Company must meet certain financial covenant requirements related to interest coverage, net debt to capitalization, and consolidated tangible net worth as defined by the underlying agreements. The tangible net worth financial covenant requires that the Company’s Tangible Net Worth, as defined, not be less than $1 billion. The Company was in compliance with all financial covenants in fiscal 2003, 2002, and 2001.

The Company leases other property and equipment, manufacturing facilities and office space under non-cancelable leases. Certain leases obligate the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under all non-cancelable leases (excluding the master lease facilities described above) as of January 31, 2003 are as follows: $45 million in fiscal 2004; $35 million in fiscal 2005; $21 million in fiscal 2006; $15 million in fiscal 2007; $14 million in fiscal 2008; and $44 million thereafter. Rent expense under all leases totaled $96 million, $93 million, and $95 million for fiscal 2003, 2002 and 2001, respectively.

Aggregate Product Warranty Liability — Changes in the Company’s aggregate product warranty liability are presented in the following table:

Fiscal Year Ended
January 31, 2003

(in millions)
Aggregate liability at beginning of period	$850
Cost accrued for standard warranties and separately priced extended warranty and service contracts issued during the period	1,327
Obligations honored during the period	(868)

Aggregate liability at end of period	$1,309

Current portion	$674
Noncurrent portion	635

Aggregate liability at end of period	$1,309

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

The Company may sell equipment directly to customers who, in turn, enter into loans with DFS to finance their purchases. The Company recognized revenue on equipment sold to end-user customers which was financed with DFS loans in the amount of $2.3 billion, $1.3 billion and $0.7 billion during fiscal 2003, 2002 and 2001, respectively. In addition, when the Company’s customers desire lease financing, the Company usually sells equipment to DFS, and DFS will enter into direct financing lease arrangements with the customers. The Company recognizes revenue from the sale of equipment to DFS in accordance with the Company’s revenue recognition policy (see Note 1) because leases between DFS and the customer qualify as direct financing leases. The Company recognized revenue on sales to DFS in the amount of $1.2 billion, $1.4 billion and $1.8 billion during fiscal 2003, 2002 and 2001, respectively. Neither CIT nor DFS have any recourse or rights of return to the Company, except that end-user customers may return equipment pursuant to the Company’s standard return policy. The Company receives a referral fee from DFS for introducing customers to DFS for financing alternatives. Such fees were $70 million, $70 million and $66 million in fiscal 2003, 2002 and 2001, respectively, and are included in net revenue.

In accordance with the partnership agreement between the Company and CIT, losses generated by DFS are allocated to CIT. Net income in DFS is allocated 70% to the Company and 30% to CIT, after CIT has recovered any cumulative losses. The Company’s share of DFS net income is reflected in investment and other income, net. The Company recognized approximately $4 million of cumulative pretax earnings as of the end of fiscal 2003. In the event DFS is terminated with a cumulative deficit, Dell is not obligated to fund any losses. Although the Company has a 70% equity interest in DFS, because the Company cannot and does not exercise voting or operational control over DFS, the investment is accounted for under the equity method. The Company’s investment in DFS at January 31, 2003 was $35 million. Equity income in DFS and any intercompany balances were immaterial to the Company’s results of operations and financial position for fiscal 2003, 2002 and 2001. Had the Company controlled and as a result consolidated DFS, the impact to the Company’s reported revenue and earnings would not have been material for fiscal 2003, 2002 and 2001.

DFS was formed in 1998 by the Company and Newcourt Credit Group, Inc. (“Newcourt”). In fiscal 2000, Newcourt was acquired by CIT and in fiscal 2002, CIT was acquired by Tyco International, Inc. (“Tyco”). In July 2002, Tyco spun off CIT as an independent company and, as a result, CIT became the Company’s partner in DFS.

NOTE 8 — Special Charges

During the second quarter of fiscal 2002, the Company undertook a program to reduce its workforce and to exit certain activities during fiscal 2002 to align its cost structure with ongoing economic and industry conditions. A special charge of $482 million related to these actions was recorded in operating expenses in the second quarter of fiscal 2002.

As part of this undertaking, the Company eliminated approximately 4,000 employee positions worldwide from various business functions and job classes. The employee separations charge was $91 million, $41 million and $2 million in the Americas, Europe and Asia-Pacific Japan segments, respectively. The facility consolidations charge in the Americas, Europe and Asia Pacific-Japan segments amounted to $80 million, $76 million and $13 million, respectively. Non-cash charges consisted primarily of buildings being exited as well as equipment, technology/ software developed or purchased for internal use, and other assets being abandoned or disposed of as part of these actions. This included $75 million to write off goodwill and substantially all intellectual property associated with the fiscal 2000 acquisition of ConvergeNet Technologies, Inc. (“ConvergeNet”) due to the Company’s decision to discontinue the development of ConvergeNet’s proprietary storage technology.

In addition to the $482 million charge described above, the Company also recorded an impairment charge of $260 million during the second quarter reflecting other-than-temporary declines in fair value of certain venture investments. This charge was recorded in investment and other income (loss), net.

During the fourth quarter of fiscal 2001, the Company undertook a separate program to reduce its workforce and to exit certain facilities during fiscal 2002. Total charges recorded were $105 million. The charges consisted of approximately $50 million in employee termination benefits with the remainder relating to facilities closure costs. The employee separations, which occurred primarily in the U.S. and which were completed in fiscal 2002, affected 1,700 employees across a majority of the Company’s business functions and job classes.

During fiscal 2003, the Company made charge-related payments totaling $161 million. As of January 31, 2003, the remaining accrual relates to net lease expenses that will be paid over the respective lease terms through fiscal 2006. A summary of the fiscal 2002 and 2001 charges, and subsequent activity through fiscal 2003, is as follows (in millions):

	Total	Cumulative	Non-Cash	Liability at
	Charge	Payments	Charges	January 31, 2003

Employee separations	$184	$(184)	$—	$—
Facility consolidations	224	(130)	(79)	15
Other asset impairments and exit costs	179	(27)	(152)	—

Total	$587	$(341)	$(231)	$15

NOTE 9 — Segment Information

The Company conducts operations worldwide and is primarily managed on a geographic basis, with those geographic segments being the Americas, Europe, and Asia Pacific-Japan regions. The Americas region, which is based in Round Rock, Texas, covers the U.S., Canada, South America, and Latin America. The Company has two reportable segments within the Americas: Business and U.S. Consumer. The Americas Business segment includes sales to corporate, government, healthcare and education customers. The European region, which is based in Bracknell, England, covers the European countries and also some countries in the Middle East and Africa. The Asia Pacific-Japan region covers the Pacific Rim, including Australia and New Zealand, and is based in Singapore.

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

The table below presents information about the Company’s reportable segments.

	Fiscal Year Ended

	January 31,	February 1,	February 2,
	2003	2002	2001

	(in millions)
Net revenue
Americas:
Business	$19,394	$17,275	$18,969
U.S. Consumer	5,653	4,485	3,902

Total Americas	25,047	21,760	22,871
Europe	6,912	6,429	6,399
Asia Pacific-Japan	3,445	2,979	2,618

Total net revenue	$35,404	$31,168	$31,888

Operating income
Americas:
Business	$1,945	$1,482	$1,999
U.S. Consumer	308	260	253

Total Americas	2,253	1,742	2,252
Europe	388	377	347
Asia Pacific-Japan	203	152	169
Special charges	—	(482)	(105)

Total operating income	$2,844	$1,789	$2,663

Depreciation and amortization
Americas:
Business	$97	$125	$130
U.S. Consumer	38	32	27

Total Americas	135	157	157
Europe	47	54	60
Asia Pacific-Japan	29	28	23

Total depreciation and amortization	$211	$239	$240

Assets
Americas	$2,847	$2,319	$2,553
Europe	1,302	1,220	1,167
Asia Pacific-Japan	634	499	524
Corporate assets	10,687	9,497	9,426

Total assets	$15,470	$13,535	$13,670

The following is net revenue and long-lived asset information by geographic region:

	Fiscal Year Ended

	January 31,	February 1,	February 2,
	2003	2002	2001

	(in millions)
Net revenue
United States	$23,355	$20,295	$21,428
Foreign countries	12,049	10,873	10,460

Total net revenue	$35,404	$31,168	$31,888

Long-lived assets
United States	$613	$542	$665
Foreign countries	300	284	331

Total long-lived assets	$913	$826	$996

The allocation between domestic and foreign net revenue is based on the location of the customers. Net revenue and long-lived assets from no single foreign country was material to the Company’s consolidated net revenues and long-lived assets for fiscal 2003, 2002, and 2001.

The following is net revenue by product groups:

	Fiscal Year Ended

	January 31,	February 1,	February 2,
	2003	2002	2001

	(in millions)
Desktop computer systems	$18,865	$16,516	$16,874
Notebook computers	9,638	8,829	9,237
Enterprise systems	6,901	5,823	5,777

Total net revenue	$35,404	$31,168	$31,888

Net revenue by product group includes associated service as well as software and peripherals revenue. No single customer accounted for more than 10% of the Company’s consolidated net revenue during fiscal 2003, 2002, and 2001.

NOTE 10 — Supplemental Consolidated Financial Information

	January 31,	February 1,
	2003	2002

	(in millions)
Supplemental Consolidated Statement of Financial Position Information:
Accounts receivable:
Gross accounts receivable	$2,657	$2,337
Allowance for doubtful accounts	(71)	(68)

	$2,586	$2,269

Inventories:
Production materials	$164	$153
Work-in-process	72	72
Finished goods	70	53

	$306	$278

Property, plant and equipment:
Land and buildings	$427	$374
Computer equipment	709	627
Machinery and other equipment	526	437

Total property, plant and equipment	1,662	1,438
Accumulated depreciation and amortization	(749)	(612)

	$913	$826

Accrued and other current liabilities:
Warranty	$674	$444
Compensation	545	384
Deferred income	360	322
Sales and property taxes	239	259
Income taxes	54	5
Other	1,072	1,030

	$2,944	$2,444

Other noncurrent liabilities:
Warranty	$635	$406
Deferred income	373	280
Other	150	116

	$1,158	$802

	Fiscal Year Ended

	January 31,	February 1,	February 2,
	2003	2002	2001

	(in millions)
Supplemental Consolidated Statement of Income Information:
Research, development and engineering expenses:
Research and development expenses	$319	$321	$363
Engineering expenses	136	131	119

	$455	$452	$482

Investment and other income (loss), net:
Gains/(losses) on investments, net	$67	$(277)	$307
Investment income, primarily interest	154	314	305
Interest expense	(17)	(29)	(47)
Other	(21)	(66)	(34)

	$183	$(58)	$531

	Fiscal Year Ended

	January 31,	February 1,	February 2,
	2003	2002	2001

	(in millions)
Supplemental Consolidated Statement of Cash Flows Information:
Changes in operating working capital accounts:
Accounts receivable, net	$190	$222	$(531)
Inventories	(21)	111	(11)
Accounts payable	844	826	780
Accrued and other liabilities	585	(210)	404
Other, net	(388)	(123)	—

	$1,210	$826	$642

Income taxes paid (received)	$607	$120	$(32)
Interest paid	$20	$31	$49

NOTE 11 — Unaudited Quarterly Results

The following tables contain selected unaudited Consolidated Statement of Income and stock sales price data for each quarter of fiscal 2003 and 2002.

	Fiscal Year 2003

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share data)
Net revenue	$9,735	$9,144	$8,459	$8,066
Gross margin	$1,781	$1,662	$1,515	$1,391
Net income	$603	$561	$501	$457
Earnings per common share(a):
Basic	$0.23	$0.22	$0.19	$0.18
Diluted	$0.23	$0.21	$0.19	$0.17
Weighted average shares outstanding:
Basic	2,576	2,582	2,586	2,595
Diluted	2,621	2,634	2,649	2,672
Stock sales prices per share:
High	$30.94	$29.06	$27.95	$28.91
Low	$23.86	$23.11	$22.33	$23.76

	Fiscal Year 2002

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share data)
Net revenue	$8,061	$7,468	$7,611	$8,028
Gross margin	$1,416	$1,313	$1,330	$1,448
Net income (loss)	$456	$429	$(101)	$462
Earnings (loss) per common share(a):
Basic	$0.18	$0.16	$(0.04)	$0.18
Diluted	$0.17	$0.16	$(0.04)	$0.17
Weighted average shares outstanding:
Basic	2,599	2,611	2,601	2,600
Diluted	2,690	2,728	2,601	2,757
Stock sales prices per share:
High	$29.67	$27.84	$28.74	$30.49
Low	$25.30	$16.63	$23.41	$20.63

(a)	Earnings (loss) per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information called for by certain items of Part III of Form 10-K (Item 10 — Directors and Executive Officers of the Registrant, Item 11 — Executive Compensation, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Item 13 — Certain Relationships and Transactions), to the extent not set forth herein under “Item 1 — Business — Executive Officers of the Company,” is incorporated by reference from Dell’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

ITEM 14 — CONTROLS AND PROCEDURES

Under the supervision and with the participation of Dell’s management, including Dell’s Chief Executive Officer and Chief Financial Officer, Dell has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within the 90 days prior to the date of this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in enabling Dell to record, process, summarize and report information required to be included in Dell’s periodic SEC filings within the required time period. There have been no significant changes in Dell’s internal controls or in other factors that could significantly affect internal controls subsequent to the date that Dell completed its evaluation.

PART IV

ITEM 15 —	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

The following financial statements are filed as a part of this Report under “Item 8 — Financial Statements and Supplementary Data”:

Financial Statement Schedules

The following financial statement schedule is filed as a part of this Report under Schedule II immediately preceding the signature page: Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended January 31, 2003. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

Exhibits

The following exhibits are filed as a part of this Report, with each exhibit that consists of or includes a management contract or compensatory plan or arrangement being identified with an “*”:

Exhibit
No.		Description of Exhibit

3.1	—	Amended and Restated Certificate of Incorporation, filed July 16, 2001 (incorporated by reference to Exhibit 3.1 to Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2001, Commission File No. 0-17017)
3.2	—	Restated Bylaws, as adopted on November 29, 1995 (incorporated by reference to Exhibit 3.3 to Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1995, Commission File No. 0-17017)
4.1	—	Rights Agreement, dated as of November 29, 1995 (incorporated by reference to Exhibit 4 to Dell’s Current Report on Form 8-K, dated November 29, 1995, and filed with the Securities and Exchange Commission on November 30, 1995, Commission File No. 0-17017)
4.2	—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3	—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4	—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.5	—	Form of the Company’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.6	—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
10.1*	—	Dell Computer Corporation 1989 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to Dell’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993, Commission File No. 0-17017)
10.2*	—	Dell Computer Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit 10.36 to Dell’s Registration Statement on Form S-4, Registration No. 33-69680)
10.3*	—	Amended and Restated Dell Computer Corporation Incentive Plan (incorporated by reference to Exhibit 99 to Dell’s Registration Statement on Form S-8, filed October 31, 2000, Registration No. 333-49014)
10.4*	—	Amended and Restated Dell Computer Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to Dell’s Registration Statement on Form S-8, filed September 20, 2001, Registration No. 333-69724)

Exhibit
No.		Description of Exhibit

10.5*	—	Executive Incentive Bonus Plan, adopted July 17, 1998 (incorporated by reference to Exhibit 10.14 to Dell’s Annual Report on Form 10-K for the fiscal year ended January 29, 1999, Commission File No. 0-17017)
10.6*	—	Amended and Restated Dell Computer Corporation 1998 Broad Based Stock Option Plan (incorporated by reference to Exhibit 99 to Dell’s Registration Statement on Form S-8, filed October 31, 2000, Registration No. 333-49016)
10.7*	—	Amended and Restated Dell Computer Corporation 401(k) Plan (incorporated by reference to Exhibit 99.1 to Dell’s Registration Statement on Form S-8, filed September 20, 2001, Registration No. 333-69726)
10.8*	—	Amendment No. 1 to the Dell Computer Corporation 401(k) Plan (incorporated by reference to Exhibit 99.2 to Dell’s Registration Statement on Form S-8, filed September 20, 2001, Registration No. 333-69726)
10.9*	—	Amendment No. 2 to the Dell Computer Corporation 401(k) Plan, dated January 1, 2001 (incorporated by reference to Exhibit 10.9 to Dell’s Annual Report on Form 10-K for the fiscal year ended February 1, 2002, Commission File No. 0-17017)
10.10*	—	Dell Computer Corporation 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2002, Commission File No. 0-17017)
10.11* †	—	Form of Indemnification Agreement between Dell and each Non-Employee Director of Dell
21†	—	Subsidiaries of Dell
23†	—	Consent of PricewaterhouseCoopers LLP
99.1†	—	Certifications of Michael S. Dell, Chairman of the Board and Chief Executive Officer, and James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

  † Filed herewith.

Reports on Form 8-K

None.

SCHEDULE II

DELL COMPUTER CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

		Balance at	Charged to	Write-Offs	Balance
Fiscal		Beginning	Bad Debt	Charged to	at End of
Year	Description	of Period	Expense	Allowance	Period

		(in millions)
2003	Allowance for doubtful accounts	$68	$39	$36	$71
2002	Allowance for doubtful accounts	$69	$39	$40	$68
2001	Allowance for doubtful accounts	$44	$56	$31	$69

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL COMPUTER CORPORATION

By:	/s/ MICHAEL S. DELL

Michael S. Dell
Chairman of the Board and
Chief Executive Officer

Date: April 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL S. DELL Michael S. Dell	Chairman of the Board, Chief Executive Officer (principal executive officer) and Director	April 25, 2003

/s/ DONALD J. CARTY Donald J. Carty	Director	April 25, 2003

/s/ WILLIAM H. GRAY, III William H. Gray, III	Director	April 25, 2003

/s/ JUDY C. LEWENT Judy C. Lewent	Director	April 25, 2003

/s/ THOMAS W. LUCE III Thomas W. Luce III	Director	April 25, 2003

/s/ KLAUS S. LUFT Klaus S. Luft	Director	April 25, 2003

/s/ ALEX J. MANDL Alex J. Mandl	Director	April 25, 2003

/s/ MICHAEL A. MILES Michael A. Miles	Director	April 25, 2003

/s/ SAMUEL A. NUNN, JR. Samuel A. Nunn, Jr.	Director	April 25, 2003

/s/ MORTON L. TOPFER Morton L. Topfer	Director	April 25, 2003

/s/ JAMES M. SCHNEIDER James M. Schneider	Sr. Vice President and Chief Financial Officer (principal financial officer)	April 25, 2003

/s/ ROBERT W. DAVIS Robert W. Davis	Vice President, Corporate Planning and Reporting (principal accounting officer)	April 25, 2003

CERTIFICATION OF MICHAEL S. DELL, CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER, PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934

I, Michael S. Dell, certify that:

1.	I have reviewed this annual report on Form 10-K of Dell Computer Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL S. DELL

Michael S. Dell
Chairman of the Board and
Chief Executive Officer

April 25, 2003

CERTIFICATION OF JAMES M. SCHNEIDER, SENIOR VICE PRESIDENT AND

CHIEF FINANCIAL OFFICER, PURSUANT TO RULE 13a-14 OF
THE SECURITIES EXCHANGE ACT OF 1934

I, James M. Schneider, certify that:

1.	I have reviewed this annual report on Form 10-K of Dell Computer Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES M. SCHNEIDER

James M. Schneider
Sr. Vice President and Chief
Financial Officer

April 25, 2003

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

3.1
—  Amended and Restated Certificate of Incorporation, filed July 16, 2001 (incorporated by reference to Exhibit 3.1 to Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2001, Commission File No. 0-17017)

3.2
—  Restated Bylaws, as adopted on November 29, 1995 (incorporated by reference to Exhibit 3.3 to Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1995, Commission File No. 0-17017)

4.1
—  Rights Agreement, dated as of November 29, 1995 (incorporated by reference to Exhibit 4 to Dell’s Current Report on Form 8-K, dated November 29, 1995, and filed with the Securities and Exchange Commission on November 30, 1995, Commission File No. 0-17017)

4.2
—  Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)

4.3
—  Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)

4.4
—  Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)

4.5	— Form of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)

4.6	— Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)

10.1*
—  Dell Computer Corporation 1989 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to Dell’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993, Commission File No. 0-17017)

10.2*	— Dell Computer Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit 10.36 to Dell’s Registration Statement on Form S-4, Registration No. 33-69680)

10.3*
—  Amended and Restated Dell Computer Corporation Incentive Plan (incorporated by reference to Exhibit 99 to Dell’s Registration Statement on Form S-8, filed October 31, 2000, Registration No. 333-49014)

10.4*
—  Amended and Restated Dell Computer Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to Dell’s Registration Statement on Form S-8, filed September 20, 2001, Registration No. 333-69724)

10.5*
—  Executive Incentive Bonus Plan, adopted July 17, 1998 (incorporated by reference to Exhibit 10.14 to Dell’s Annual Report on Form 10-K for the fiscal year ended January 29, 1999, Commission File No. 0-17017)

10.6*
—  Amended and Restated Dell Computer Corporation 1998 Broad Based Stock Option Plan (incorporated by reference to Dell’s Registration Statement on Form S-8, filed October 31, 2000, Registration No. 333-49016)

Exhibit
No.	Description of Exhibit

10.7*
—  Amended and Restated Dell Computer Corporation 401(k) Plan (incorporated by reference to Exhibit 99.1 to Dell’s Registration Statement on Form S-8, filed September 20, 2001, Registration No. 333-69726)

10.8*
—  Amendment No. 1 to the Dell Computer Corporation 401(k) Plan (incorporated by reference to Exhibit 99.2 to Dell’s Registration Statement on Form S-8, filed September 20, 2001, Registration No. 333-69726)

10.9*
—  Amendment No. 2 to the Dell Computer Corporation 401(k) Plan, dated January 1, 2001 (incorporated by reference to Exhibit 10.9 to Dell’s Annual Report on Form 10-K for the fiscal year ended February 1, 2002, Commission File No. 0-17017)

10.10*
—  Dell Computer Corporation 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2002, Commission File No. 0-17017)

10.11*†	— Form of Indemnification Agreement between Dell and each Non-Employee Director of Dell

21†	— Subsidiaries of Dell

23†	— Consent of PricewaterhouseCoopers LLP

99.1†
—  Certifications of Michael S. Dell, Chairman of the Board and Chief Executive Officer, and James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.