Form 10-Q
period 2003-05-02
DELL COMPUTER CORP
filed 2003-06-16
CIK 826083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended May 2, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑     No

As of the close of business on May 30, 2003, 2,568,630,864 shares of common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions; unaudited)

	May 2,	January 31,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$4,474	$4,232
Short-term investments	388	406
Accounts receivable, net	2,656	2,586
Inventories	264	306
Other	1,238	1,394

Total current assets	9,020	8,924
Property, plant and equipment, net	889	913
Investments	5,470	5,267
Other non-current assets	333	366

Total assets	$15,712	$15,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,082	$5,989
Accrued and other	2,787	2,944

Total current liabilities	8,869	8,933
Long-term debt	506	506
Other	1,261	1,158

Total liabilities	10,636	10,597

Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 2,688 and 2,681, respectively	6,109	6,018
Treasury stock, at cost; 120 and 102 shares, respectively	(5,039)	(4,539)
Retained earnings	4,084	3,486
Other comprehensive income	(20)	(33)
Other	(58)	(59)

Total stockholders’ equity	5,076	4,873

Total liabilities and stockholders’ equity	$15,712	$15,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts; unaudited)

	Three Months
	Ended

	May 2,	May 3,
	2003	2002

Net revenue	$9,532	$8,066
Cost of revenue	7,784	6,675

Gross margin	1,748	1,391

Operating expenses:
Selling, general and administrative	826	691
Research, development and engineering	111	110

Total operating expenses	937	801

Operating income	811	590
Investment and other income, net	43	48

Income before income taxes	854	638
Income tax provision	256	181

Net income	$598	$457

Earnings per common share:
Basic	$0.23	$0.18

Diluted	$0.23	$0.17

Weighted average shares outstanding:
Basic	2,572	2,595
Diluted	2,614	2,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions; unaudited)

	Three Months
	Ended

	May 2,	May 3,
	2003	2002

Cash flows from operating activities:
Net income	$598	$457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56	51
Tax benefits of employee stock plans	38	32
Other, primarily effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(118)	(33)
Changes in:
Operating working capital	118	22
Non-current assets and liabilities	120	50

Net cash provided by operating activities	812	579

Cash flows from investing activities:
Investments:
Purchases	(1,779)	(1,266)
Maturities and sales	1,585	1,273
Capital expenditures	(56)	(55)

Net cash used in investing activities	(250)	(48)

Cash flows from financing activities:
Purchase of common stock	(500)	(612)
Issuance of common stock under employee plans	74	20

Net cash used in financing activities	(426)	(592)

Effect of exchange rate changes on cash	106	37

Net increase (decrease) in cash	242	(24)
Cash and cash equivalents at beginning of period	4,232	3,641

Cash and cash equivalents at end of period	$4,474	$3,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 —	BASIS OF PRESENTATION

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of Dell Computer Corporation (the “Company”) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at May 2, 2003 and January 31, 2003, and the results of their operations and their cash flows for the three months ended May 2, 2003 and May 3, 2002.

NOTE 2 —	INVENTORIES

	May 2,	January 31,
	2003	2003

	(in millions)
Inventories:
Production materials	$114	$164
Work-in-process	68	72
Finished goods	82	70

	$264	$306

NOTE 3 — EARNINGS PER COMMON SHARE, INCLUDING PRO FORMA EFFECTS OF STOCK-BASED COMPENSATION

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended May 2, 2003 and May 3, 2002, and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months
	Ended

	May 2,	May 3,
	2003	2002

	(in millions,
	except per share
	amounts)
Net income — as reported	$598	$457
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	231	181

Net income — pro forma	$367	$276

Weighted average shares outstanding:
Basic	2,572	2,595
Employee stock options and other	42	77

Diluted	2,614	2,672

Earnings per common share:
Basic — as reported	$0.23	$0.18
Basic — pro forma	$0.14	$0.11
Diluted — as reported	$0.23	$0.17
Diluted — pro forma	$0.14	$0.10

Under SFAS No. 123, the value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of freely traded options. Similar to other option pricing models, it requires the input of highly subjective assumptions, including stock price volatility. Because (1) the Company’s employee stock options have characteristics significantly different from those of traded options and (2) changes in the subjective input assumptions can materially affect the estimated fair value, management’s opinion is that the existing option pricing models (including Black-Scholes) do not provide a reliable measure of the fair value of the Company’s stock options.

The Company does not include equity instruments in its calculation of diluted weighted average shares if the effect of including such instruments is antidilutive. Consequently, equity put contracts (for the fiscal 2003 period only) and employee stock options exercisable for 180 million and 196 million have been excluded from the calculation for the first quarter of fiscal 2004 and 2003, respectively.

NOTE 4 —	COMPREHENSIVE INCOME

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, unrealized gains (losses) on derivative financial instruments related to foreign currency hedging, and unrealized gains on marketable securities classified as available-for-sale. Comprehensive income for the three-month periods ended May 2, 2003 and May 3, 2002, was as follows:

	Three Months
	Ended

	May 2,	May 3,
	2003	2002

	(in millions)
Comprehensive income:
Net income	$598	$457
Foreign currency translations	(2)	1
Unrealized gains (losses) on foreign currency hedging instruments	14	(89)
Unrealized gains on marketable securities	1	3

Total comprehensive income, net of taxes	$611	$372

NOTE 5 —	SEGMENT INFORMATION

The Company conducts operations worldwide and is primarily managed on a geographic basis, with those geographic segments being the Americas, Europe, and Asia Pacific-Japan regions. The Americas region, which is based in Round Rock, Texas, covers the United States, Canada, South America, and Latin America. The Company has two reportable segments within the Americas: Business and U.S. Consumer. The Americas Business segment includes sales to commercial, government and education customers. The European region, which is based in Bracknell, England, covers the European countries and also some countries in the Middle East and Africa. The Asia Pacific-Japan region covers the Pacific Rim, including Australia and New Zealand, and is based in Singapore. The accounting policies of the Company’s reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003. The Company allocates resources to and evaluates the performance of its segments based on operating income Corporate expenses are included in the Company’s measure of segment operating income for management reporting purposes.

The table below presents information about the Company’s reportable segments for the three-month periods ended May 2, 2003 and May 3, 2002:

	Three Months
	Ended

	May 2,	May 3,
	2003	2002

	(in millions)
Net revenue:
Americas:
Business	$4,965	$4,387
U.S. Consumer	1,474	1,219

Total Americas	6,439	5,606
Europe	2,032	1,658
Asia Pacific-Japan	1,061	802

Total net revenue	$9,532	$8,066

Operating income:
Americas:
Business	$498	$407
U.S. Consumer	93	72

Total Americas	591	479
Europe	141	72
Asia Pacific-Japan	79	39

Total operating income	$811	$590

NOTE 6 —	AGGREGATE PRODUCT WARRANTY LIABILITY

Changes in the Company’s aggregate product warranty liability are presented in the following table:

Three Months
Ended
May 2, 2003

(in millions)
Aggregate liability at beginning of period	$1,309
Cost accrued for standard warranties and separately priced extended warranty and service contracts issued during the period	329
Obligations honored during the period	(232)

Aggregate liability at end of period	$1,406

NOTE 7 —	TRANSACTIONS WITH LEASING AFFILIATE

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

The Company may sell equipment directly to customers who, in turn, enter into loans with DFS to finance their purchases. The Company recognized revenue on equipment sold to end-user customers which was financed with DFS loans in the amount of $734 million and $446 million during the first quarter of fiscal 2004 and fiscal 2003, respectively. In addition, when the Company’s customers desire lease financing, the Company usually sells equipment to DFS, and DFS will enter into direct financing lease arrangements with the customers. The Company recognized revenue on sales to DFS in the amount of $282 million and $258 million during the first quarter of fiscal 2004 and 2003, respectively. Neither CIT nor DFS have any recourse or rights of return to the Company, except that end-user customers may return equipment pursuant to the Company’s standard return policy. The Company receives a referral fee from DFS for introducing customers to DFS for financing alternatives. Such fees were $30 million and $12 million for the first quarter of fiscal 2004 and fiscal 2003, respectively, and are included in net revenue.

In accordance with the partnership agreement between the Company and CIT, losses generated by DFS are allocated to CIT. Net income generated by DFS is allocated 70% to the Company and 30% to CIT, after CIT has recovered any cumulative losses. The Company’s share of DFS net income is reflected in investment and other income, net, and totaled $2 million and $300,000 of pretax earnings during the first quarter of fiscal 2004 and 2003, respectively. In the event DFS is terminated with a cumulative deficit, the Company is not obligated to fund any losses. Although the Company has a 70% equity interest in DFS, because the Company cannot and does not exercise control over DFS, the investment is accounted for under the equity method. The Company’s investment in DFS at May 2, 2003 was $44 million.

NOTE 8 —	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (“VIE”). FIN 46 requires that if a company holds a controlling financial interest in a VIE, then the assets, liabilities and results of the VIE’s activities should be consolidated in the entity’s financial statements. As a result, Dell will be required to consolidate its existing master lease facilities effective during the third quarter of fiscal 2004. Dell expects to expend approximately $640 million to acquire the assets held in master lease facilities during fiscal 2004. Dell is currently assessing the impact that FIN 46 may have on its accounting for DFS.

In January 2003, the Securities and Exchange Commission (“SEC”) issued a final rule requiring enhanced disclosure of material off-balance sheet transactions, arrangements, and other relationships with unconsolidated entities that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses. The rule also requires a tabular disclosure of future payments due under contractual commitments. The disclosure requirements will become effective for Dell’s fiscal 2004 annual report on Form 10-K. Dell does not expect this pronouncement to have a material impact on its consolidated results of operations or financial position.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Report that relate to future results and events are based on Dell’s current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting Dell’s business and prospects, see “Item 1 — Business — Factors Affecting Dell’s Business and Prospects” in Dell’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. All market share references included in this discussion are according to IDC.

First Quarter Overview

During the first quarter of fiscal 2004, Dell’s performance once again significantly exceeded the industry, resulting in Dell regaining the position as the world’s No. 1 supplier of personal computer systems. Year-over-year unit shipments increased 29% while industry shipments declined 1% (excluding Dell), resulting in market share gains in every region and product line. Dell generated revenue of $9.5 billion in the first quarter while operating income grew by 37% year over year to $811 million. Conversely, Dell’s top competitors collectively continued to experience declining revenues in their personal computer systems businesses. Additionally, Dell’s continued focus on geographic expansion resulted in record unit shipments, revenues and operating income in both Europe and Asia Pacific-Japan as operating income outside the Americas nearly doubled from year ago levels. This strong performance was broad-based and led by our focus countries: United Kingdom, Japan, France, China and Germany. Dell also delivered strong liquidity during the quarter with cash flows from operations of $812 million and cash and investments totaling a company record of $10.3 billion at the end of the quarter.

Overall technology spending remained weak due to a soft global economic environment. Dell continued to respond to these conditions by delivering award-winning products and services with leadership pricing to maximize market share growth and to realize as much profit as possible in light of existing conditions. During the first quarter of fiscal 2004, Dell leveraged its low-cost structure and efficient direct-to-customer model to aggressively price and pass through declining component prices and structural savings to customers. Gross margins increased from the first quarter of fiscal year 2003 as a result of Dell’s cost reduction initiatives and component cost declines. Dell’s continued focus on cost control also resulted in record-low operating expenses during the first quarter as a percentage of net revenue. Management continues to believe that the Dell model excels in any macro-economic environment and that, by maintaining its strategy of profitable market share growth with a focus on improving overall profitability, Dell will continue to outperform the industry.

Results of Operations

The following table summarizes the results of Dell’s operations for the three months ended May 2, 2003 and May 3, 2002.

	Three Months Ended

	May 2, 2003		May 3, 2002

		% of Net		% of Net
	Dollars	Revenue	Dollars	Revenue

	(dollars in millions)
Net revenue	$9,532	100.0%	$8,066	100.0%
Gross margin	1,748	18.3%	1,391	17.2%
Operating expenses	937	9.8%	801	9.9%
Operating income	811	8.5%	590	7.3%
Net income	598	6.3%	457	5.7%

Net Revenue

The following table summarizes Dell’s net revenue by geographic region:

	Three Months
	Ended

	May 2,	May 3,
	2003	2002

	(in millions)
Net revenue:
Americas:
Business	$4,965	$4,387
U.S. Consumer	1,474	1,219

Total Americas	6,439	5,606
Europe	2,032	1,658
Asia Pacific-Japan	1,061	802

Total net revenue	$9,532	$8,066

On a year-over-year basis, Dell continued to profitably grow market share during the first quarter in all geographies and product lines despite a difficult industry and weak macro-economic environment. Net unit shipments increased 29% year over year during the first quarter of fiscal 2004 while the industry declined 1% (excluding Dell) compared to the first quarter of calendar 2002. Net unit shipments decreased 1% sequentially due to seasonality compared to a sequential industry decline of 11% (excluding Dell).

Dell’s shipments of enterprise systems, which include servers, storage and networking products, and workstations, during the first quarter of fiscal 2003 grew 30% year over year and 12% sequentially, compared to industry growth of 10% year over year and a 6% sequential decline (excluding Dell) for the first quarter of calendar 2003. Dell continues to focus on extending its capabilities in enterprise systems as revenues from these products increased 26% year over year and 7% sequentially. Year-over-year server unit growth was strong during the quarter at 40%, as Dell ranked No. 1 in the U.S. and No. 2 worldwide for the first quarter of calendar 2003. Dell also began manufacturing DellEMC CX200 storage systems worldwide during the quarter and introduced new entry-level storage-area-network bundles to support the business-critical application needs of small- and medium-sized businesses.

Notebook computer unit shipments increased 31% from the first quarter of fiscal 2003 and 2% sequentially as Dell maintained its position as the No. 1 supplier of notebook computers in the U.S. During the first quarter, Dell launched a new line of Latitude D-series notebooks that delivers enhanced wireless connectivity options for Dell customers. All Latitude notebooks include wireless networking capabilities. Desktop computer unit shipments increased 28% from the first quarter of fiscal 2003 and decreased 3% sequentially, compared to an industry decline (excluding Dell) of 5% year over year and 14% sequentially, as Dell continued to lead as the No. 1 supplier of desktops in the U.S. Dell also launched the Dimension XPS, which is Dell’s most powerful and expandable consumer desktop system to date. The Dimension XPS is designed to provide the highest level of performance in 3D gaming, high-end multimedia applications and demanding productivity applications. Dell-branded printers were also introduced during the quarter, but did not significantly contribute to Dell’s overall results.

Average revenue per-unit sold in the first quarter of fiscal 2004 decreased 8% as compared to the same period a year ago and remained flat on a sequential basis. The year-over-year decline resulted primarily from component cost declines and Dell’s general practice of aggressively passing on these declines to customers to increase market share. Management currently expects that average revenue per unit will continue to decline at a moderate rate as technology spending remains soft and component cost declines continue at historical rates. However, Dell will adjust its pricing as necessary in response to future economic and competitive conditions.

In the first quarter of fiscal 2004, net revenue increased 18% as compared to the same period a year ago and decreased 2% sequentially. Strong year-over-year growth in net unit shipments across all regions and products and a product mix shift toward enterprise systems drove the revenue increase, which was somewhat offset by lower average selling prices.

On a geographic basis, Dell extended its No. 1 market share ranking in the U.S. and the Americas overall with a year-over-year net revenue increase of 15% in the first quarter of fiscal 2004. Americas net revenue declined

5% sequentially due to normal seasonal patterns in the consumer market. In the Business segment, net revenue increased 13% in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003, driven primarily by sales to small and medium businesses as well as government and education customers, and increased 2% sequentially. Net revenue in the U.S. Consumer segment grew 21% compared to the first quarter of fiscal 2003 as Dell successfully drove substantial market share gains as compared to the industry, and declined 22% sequentially consistent with normal seasonal patterns.

In Europe, Dell continued to increase its market share and maintained its No. 2 overall market share position as net unit shipments increased across all product lines. Net revenue for the first quarter of fiscal 2004 achieved record levels, and increased 23% year over year (including combined net revenue growth of 27% in focus countries of United Kingdom, France and Germany) and 1% sequentially.

Continued market share gains in Asia Pacific-Japan resulted in record net revenues during the first quarter of fiscal 2004. Net revenue increased 32% year over year (including combined revenue growth of 36% in focus countries of Japan and China as well as improved market demand in Australia and New Zealand) and 8% sequentially.

Gross Margin

Gross margin as a percentage of net revenue increased from 17.2% in the first quarter of fiscal 2003 to 18.3% in the first quarter of fiscal 2004, while remaining flat sequentially. The year-over-year improvement in gross margin occurred primarily as a result of Dell’s cost savings initiatives and declining component costs. As part of its focus on improving margins, Dell remains committed to reducing costs to maintain price leadership and improve profitability through four primary cost reduction initiatives: manufacturing costs, warranty costs, structural or design costs, and overhead or operating expenses.

Based on the industry, economic and other factors discussed above, Dell currently expects that this gross margin environment will continue to be challenging, but Dell’s intent is to continue to focus on improving gross margins and operating margins as the economy improves. Management believes that the strength of Dell’s direct-to-customer business model, as well as its strong liquidity position, makes Dell better positioned than its competitors to profitably grow market share in any business climate.

Operating Expenses

The following table presents certain information regarding Dell’s operating expenses during the periods indicated:

	Three Months Ended

	May 2, 2003		May 3, 2002

		% of Net		% of Net
	Dollars	Revenue	Dollars	Revenue

	(dollars in millions)
Selling, general and administrative	$826	8.6%	$691	8.5%
Research, development and engineering	111	1.2%	110	1.4%

Total operating expenses	$937	9.8%	$801	9.9%

Total operating expenses decreased as a percentage of revenue in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 primarily as a result of the previously referred to cost savings initiatives, including providing certain customer technical support and back-office functions from low-cost sites and driving more efficient processes and tools.

Selling, general and administrative expenses increased in absolute dollars commensurate with a corresponding increase in net revenue as Dell continues to invest in global expansion efforts as part of its market share gain strategy. As a result, selling, general and administrative expenses as a percentage of net revenue increased slightly to 8.6% in the first quarter of fiscal 2004, up from 8.5% in the first quarter of fiscal 2003.

Dell continues to invest in research, development and engineering activities to develop and introduce new products and to support its continued goal of improving and developing efficient procurement, manufacturing and distribution processes. Research, development and engineering expenses during the first quarter of fiscal 2004 remained relatively flat year over year. Dell expects to continue to invest in research, development and engineering activity, with an increasing emphasis on enterprise products, including servers and storage. Dell has received 892 U.S. patents and has applied for an additional 556 patents.

Investment and Other Income, net

Investment and other income, net, primarily includes interest income and expense, gains and losses from the sale of investments, and foreign exchange transaction gains and losses. For the first quarter of fiscal 2004, investment and other income, net was $43 million, which was comparable to the year ago level of $48 million.

Income Taxes

Dell’s effective tax rate was 30.0% for the first quarter of fiscal 2004, as compared to 28.5% for the same period in fiscal 2003. Differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from Dell’s geographical distribution of taxable income and losses and from differences between book and tax treatment of certain items.

Liquidity and Capital Resources

Liquidity

The following table presents selected financial statistics and information:

	May 2,	January 31,
	2003	2003

	(dollars in millions)
Cash and investments	$10,332	$9,905
Days of sales outstanding(a)	29	28
Days of supply in inventory	3	3
Days in accounts payable	70	68

Cash conversion cycle	(38)	(37)

(a)	Days of sales outstanding include the effect of product costs related to in-transit customer shipments (arising from the adoption of SAB 101) that are classified in other current assets. At May 2, 2003 and January 31, 2003, days of sales outstanding included days of sales in accounts receivable and days of in-transit customer shipments of 25 and 4 days and 24 and 4 days, respectively.

During the first quarter of fiscal 2004, Dell generated $812 million in cash flows from operating activities, which represents Dell’s principal source of cash. Cash flows from operating activities resulted primarily from net income. In addition to net income, operating cash flows have historically been impacted by improvement in Dell’s cash conversion cycle and by income tax benefits that result from the exercise of employee stock options.

Dell ended the first quarter of fiscal 2004 with a company record $10.3 billion in cash and investments, an increase of $427 million from January 31, 2003. Dell invests a large portion of its available cash in highly liquid/highly rated government, agency and corporate debt securities of varying maturities at the date of acquisition. Dell’s investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. As of May 2, 2003, Dell had $8.6 billion invested in these securities. Additionally, Dell invests in equity securities of various private and public entities in order to enhance and extend Dell’s strategic initiatives. As of May 2, 2003, these equity investments totaled $173 million.

Dell continued to improve upon its efficient asset management during the first quarter as days in accounts payable increased by two days, days of sales outstanding increased by one day; and days of supply in inventory remained flat. As a result, Dell’s cash conversion cycle improved to a record negative 38 days in the first quarter of fiscal 2004 from a negative 37 days in the fourth quarter of fiscal 2003. As a result of adopting SAB 101 in fiscal 2001, Dell defers the cost of revenue (recorded in other current assets in the accompanying Consolidated Statement of Financial Position) associated with substantially all in-transit customer shipments until they are delivered and revenue is recognized. These deferred costs are included in reported days of sales outstanding above because management believes that including the effect of the deferred costs yields a more conservative presentation that is consistent with previously reported days of sales outstanding data for periods prior to the adoption of SAB 101.

Dell has historically generated annual cash flows from operating activities in amounts greater than net income, driven mainly by continually improving cash conversion cycle metrics and the aforementioned tax benefits. Management currently believes that the fiscal 2004 cash flows from operations will continue to exceed net income. Management believes that Dell’s cash flow from operations will continue to be strong and be more than sufficient to support its operations and capital requirements, even if the economic downturn should continue or accelerate. Dell currently anticipates that it will continue to utilize its strong liquidity and cash flows to repurchase its common stock, make a limited number of strategic equity investments, consider — and possibly make — acquisitions, and invest in systems and processes, as well as invest in the development and growth of its enterprise products.

Capital Commitments

Share Repurchases — Dell has a share repurchase program that authorizes the purchase of up to 1.25 billion shares of common stock to manage the dilution resulting from shares issued under Dell’s employee stock plans. Dell expects to repurchase shares of common stock through a systematic program of open market purchases that will return cash to stockholders and mitigate dilution. During the first quarter of fiscal 2004, Dell repurchased 18 million shares for an aggregate cost of $500 million and currently expects to repurchase approximately $500 million of shares during the second quarter.

Capital Expenditures — Dell spent approximately $56 million on capital projects during the three-month period ended May 2, 2003. Product demand and mix, as well as ongoing efficiencies in operating and information technology infrastructure, influence the level and prioritization of Dell’s capital expenditures. Capital expenditures for fiscal 2004 are currently expected to be approximately $300 million.

Long Term Debt — As of May 2, 2003, Dell had outstanding $200 million in Senior Notes due April 15, 2008 and $300 million in Senior Debentures due April 15, 2028.

Master Lease Facilities — Dell maintains master lease facilities providing the capacity to fund up to $1.1 billion. At May 2, 2003, $640 million of the combined facilities had been utilized. Dell will be required to consolidate its master lease facilities effective during the third quarter of fiscal 2004. However, prior to the effective date of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, Dell expects to expend approximately $640 million to acquire the assets held in master lease facilities during fiscal 2004. Should the assets not be acquired, Dell’s obligation under the terms of its lease agreements will continue.

Transactions with Leasing Affiliate — Dell is a partner with CIT in DFS. See Note 7 of “Notes to Condensed Consolidated Financial Statements” included in “Item 1 — Financial Statements.” DFS provides Dell’s customers with various financing alternatives and asset management services as a part of a total service package offering, and CIT, as a financial services company, finances the transaction between DFS and the customer. In accordance with the partnership agreement between Dell and CIT, losses generated by DFS are allocated to CIT. Net income in DFS is allocated 70% to Dell and 30% to CIT, after CIT has recovered any cumulative losses. Although Dell has a 70% equity interest in DFS, because Dell cannot and does not exercise control over DFS, the investment is accounted for under the equity method.

Although Dell has no economic exposure to the existing assets and liabilities of DFS, should the joint venture experience an interruption in operations, Dell would likely have to find alternative sources for future financing arrangements with its customers. Dell’s alternatives could include negotiating a financing arrangement with another entity or financing customer purchases itself. Absent such an alternative financing arrangement, Dell could experience reductions in cash flow from operations due to losses in originations of financing arrangements. Currently, Dell does not anticipate any such interruption in DFS operations.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FIN 46 which requires that if a company holds a controlling financial interest in a VIE, then the assets, liabilities and results of the VIE’s activities should be consolidated in the entity’s financial statements. As a result, Dell will be required to consolidate its existing master lease facilities effective during the third quarter of fiscal 2004. Dell expects to expend approximately $640 million to acquire the assets held in master lease facilities during fiscal 2004. Dell is currently assessing the impact that FIN 46 may have on its accounting for DFS.

In January 2003, the SEC issued a final rule requiring enhanced disclosure of material off-balance sheet transactions, arrangements, and other relationships with unconsolidated entities that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses. The rule also requires a tabular disclosure of future payments due under contractual commitments. The disclosure requirements will become effective for Dell’s fiscal 2004 annual report on Form 10-K. Dell does not expect this pronouncement to have a material impact on its consolidated results of operations or financial position.

Factors Affecting Dell’s Business and Prospects

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

For a description of Dell’s market risks, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in Dell’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

ITEM 4.	Controls and Procedures

Under the supervision and with the participation of Dell’s management, including Dell’s Chief Executive Officer and Chief Financial Officer, Dell has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days prior to the date of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in enabling Dell to record, process, summarize and report information required to be included in Dell’s periodic SEC filings within the required time period. Additionally, there have been no significant changes in Dell’s internal controls or in other factors that could significantly affect internal controls subsequent to the date that Dell completed its evaluation.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

Dell is subject to various legal proceedings and claims arising in the ordinary course of business. Dell’s management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on Dell’s financial condition, results of operations or cash flows.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

99.1	Certifications of Michael S. Dell, Chairman of the Board and Chief Executive Officer, and James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL COMPUTER CORPORATION

June 16, 2003	/s/ ROBERT W. DAVIS Robert W. Davis Vice President, Corporate Planning and Reporting (On behalf of the registrant and as principal accounting officer)

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

June 16, 2003

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

June 16, 2003

/s/ JAMES M. SCHNEIDER

James M. Schneider
Senior Vice President and Chief
Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

99.1	Certifications of Michael S. Dell, Chairman of the Board and Chief Executive Officer, and James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002