Form 10-Q
period 2003-08-01
DELL INC
filed 2003-09-15
CIK 826083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended August 1, 2003

Commission file number: 0-17017

Dell Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-2487834
(State of incorporation)	(I.R.S. Employer ID No.)

One Dell Way

Round Rock, Texas 78682
(Address of principal executive offices)

(512) 338-4400

(Telephone number)

Dell Computer Corporation

(Former name)

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

As of the close of business on August 29, 2003, 2,563,709,377 shares of common stock, par value $.01 per share, were outstanding.

PART I -- FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
PART II -- OTHER INFORMATION
SIGNATURE
INDEX TO EXHIBITS
EX-3.1 Amendment to Certificate of Incorporation
EX-3.2 Restated Certificate of Incorporation
EX-3.3 Restated Bylaws
EX-10.1 Executive Incentive Bonus Plan
EX-31.1 Certification of CEO - Rule 13a-14(a)
EX-31.2 Certification of CFO - Rule 13a-14(a)
EX-32.1 Certifications of CEO & CFO - Section 1350

PART I — FINANCIAL INFORMATION

ITEM 1.     Financial Statements

DELL INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions; unaudited)

	August 1,	January 31,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$4,636	$4,232
Short-term investments	484	406
Accounts receivable, net	2,883	2,586
Inventories	358	306
Other	1,246	1,394

Total current assets	9,607	8,924
Property, plant and equipment, net	1,062	913
Investments	5,498	5,267
Other non-current assets	373	366

Total assets	$16,540	$15,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,418	$5,989
Accrued and other	2,846	2,944

Total current liabilities	9,264	8,933
Long-term debt	506	506
Other	1,264	1,158

Total liabilities	11,034	10,597

Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 2,704 and 2,681, respectively	6,424	6,018
Treasury stock, at cost; 136 and 102 shares, respectively	(5,539)	(4,539)
Retained earnings	4,705	3,486
Other comprehensive loss	(24)	(33)
Other	(60)	(59)

Total stockholders’ equity	5,506	4,873

Total liabilities and stockholders’ equity	$16,540	$15,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended

	August 1,	August 2,	August 1,	August 2,
	2003	2002	2003	2002

Net revenue	$9,778	$8,459	$19,310	$16,525
Cost of revenue	8,000	6,944	15,784	13,619

Gross margin	1,778	1,515	3,526	2,906
Operating expenses:
Selling, general and administrative	822	727	1,648	1,418
Research, development and engineering	116	111	227	221

Total operating expenses	938	838	1,875	1,639

Operating income	840	677	1,651	1,267
Investment and other income, net	47	49	90	97

Income before income taxes	887	726	1,741	1,364
Income tax provision	266	225	522	406

Net income	$621	$501	$1,219	$958

Earnings per common share:
Basic	$0.24	$0.19	$0.47	$0.37

Diluted	$0.24	$0.19	$0.47	$0.36

Weighted average shares outstanding:
Basic	2,567	2,586	2,570	2,591
Diluted	2,624	2,649	2,619	2,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended

	August 1,	August 2,
	2003	2002

Cash flows from operating activities:
Net income	$1,219	$958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116	103
Tax benefits from employee stock plans	67	220
Other, primarily effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(270)	(214)
Changes in:
Operating working capital	257	317
Non-current assets and liabilities	163	63

Net cash provided by operating activities	1,552	1,447

Cash flows from investing activities:
Investments:
Purchases	(4,288)	(3,044)
Maturities and sales	3,921	2,755
Capital expenditures	(138)	(140)
Purchase of assets held in master lease facilities	(190)	—

Net cash used in investing activities	(695)	(429)

Cash flows from financing activities:
Purchase of common stock	(1,000)	(1,230)
Issuance of common stock under employee plans	334	99
Other	(11)	1

Net cash used in financing activities	(677)	(1,130)

Effect of exchange rate changes on cash and cash equivalents	224	196

Net increase in cash and cash equivalents	404	84
Cash and cash equivalents at beginning of period	4,232	3,641

Cash and cash equivalents at end of period	$4,636	$3,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of Dell Inc., formerly Dell Computer Corporation (“Dell”), should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission (the “SEC”) in Dell’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of Dell and its consolidated subsidiaries at August 1, 2003 and January 31, 2003, the results of their operations for the three and six months ended August 1, 2003 and August 2, 2002, and cash flows for the six months ended August 1, 2003 and August 2, 2002.

NOTE 2 — INVENTORIES

	August 1,	January 31,
	2003	2003

	(in millions)
Inventories:
Production materials	$176	$164
Work-in-process	72	72
Finished goods	110	70

	$358	$306

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended August 1, 2003 and August 2, 2002, and illustrates the effect on net income and earnings per share as if Dell had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Six Months Ended

	August 1,	August 2,	August 1,	August 2,
	2003	2002	2003	2002

	(in millions, except per share amounts)
Net income — as reported	$621	$501	$1,219	$958
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	207	181	438	362

Net income — pro forma	$414	$320	$781	$596

	Three Months Ended		Six Months Ended

	August 1,	August 2,	August 1,	August 2,
	2003	2002	2003	2002

	(in millions, except per share amounts)
Weighted average shares outstanding:
Basic	2,567	2,586	2,570	2,591
Employee stock options and other	57	63	49	70

Diluted	2,624	2,649	2,619	2,661

Earnings per common share:
Basic — as reported	$0.24	$0.19	$0.47	$0.37
Basic — pro forma	$0.16	$0.12	$0.30	$0.23
Diluted — as reported	$0.24	$0.19	$0.47	$0.36
Diluted — pro forma	$0.16	$0.12	$0.30	$0.22

Under SFAS No. 123, the value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of freely traded options. Similar to other option pricing models, it requires the input of highly subjective assumptions, including stock price volatility. Because (1) Dell’s employee stock options have characteristics significantly different from those of traded options and (2) changes in the subjective input assumptions can materially affect the estimated fair value, management’s opinion is that the existing option pricing models (including Black-Scholes) do not provide a reliable measure of the fair value of Dell’s stock options.

Dell excludes equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is antidilutive. Accordingly, certain employee stock options and equity put contracts (for the fiscal 2003 periods only) have been excluded from the calculation of diluted weighted average shares. These shares totaled 121 million and 197 million for the second quarter of fiscal 2004 and 2003, respectively, and 150 million and 197 million during the six months ended August 1, 2003 and August 2, 2002, respectively.

NOTE 4 — COMPREHENSIVE INCOME

Dell’s comprehensive income is comprised of net income, foreign currency translation adjustments, unrealized gains and losses on derivative financial instruments related to foreign currency hedging, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three and six months ended August 1, 2003 and August 2, 2002, was as follows:

	Three Months Ended		Six Months Ended

	August 1,	August 2,	August 1,	August 2,
	2003	2002	2003	2002

	(in millions)
Comprehensive income:
Net income	$621	$501	$1,219	$958
Foreign currency translations	—	2	(2)	3
Unrealized gains (losses) on foreign currency hedging instruments	41	(4)	55	(93)
Unrealized gains (losses) on marketable securities	(45)	36	(44)	39

Total comprehensive income, net of taxes	$617	$535	$1,228	$907

NOTE 5 — SEGMENT INFORMATION

Dell conducts operations worldwide and is primarily managed on a geographic basis, with those geographic segments being the Americas, Europe, and Asia Pacific-Japan regions. The Americas region, which is based in Round Rock, Texas, covers the United States, Canada, South America, and Latin America. Dell has two reportable segments within the Americas: Business and U.S. Consumer. The Americas Business segment includes sales to commercial, government, and education customers. The European region, which is based in Bracknell, England, covers the European countries and also some countries in the Middle East and Africa. The Asia Pacific-Japan region covers the Pacific Rim, including Australia and New Zealand, and is based in

Singapore. The accounting policies of Dell’s reportable segments are the same as those described in the summary of significant accounting policies in its Annual Report on Form 10-K for the fiscal year ended January 31, 2003. Dell allocates resources to and evaluates the performance of its segments based on operating income. Corporate expenses are included in Dell’s measure of segment operating income for management reporting purposes.

The table below presents information about Dell’s reportable segments for the three and six month periods ended August 1, 2003 and August 2, 2002:

	Three Months Ended		Six Months Ended

	August 1,	August 2,	August 1,	August 2,
	2003	2002	2003	2002

	(in millions)
Net revenue:
Americas:
Business	$5,494	$5,046	$10,459	$9,433
U.S. Consumer	1,398	1,095	2,872	2,314

Total Americas	6,892	6,141	13,331	11,747
Europe	1,862	1,526	3,894	3,184
Asia Pacific-Japan	1,024	792	2,085	1,594

Total net revenue	$9,778	$8,459	$19,310	$16,525

Operating income:
Americas:
Business	$535	$486	$1,033	$893
U.S. Consumer	90	59	183	131

Total Americas	625	545	1,216	1,024
Europe	145	78	286	150
Asia Pacific-Japan	70	54	149	93

Total operating income	$840	$677	$1,651	$1,267

NOTE 6 —	AGGREGATE PRODUCT WARRANTY LIABILITY

Changes in Dell’s aggregate product warranty liability are presented in the following table:

Six Months
Ended
August 1, 2003

(in millions)
Aggregate liability at beginning of period	$1,309
Cost accrued for standard warranties and separately priced extended warranty and service contracts issued during the period	642
Obligations honored during the period	(464)

Aggregate liability at end of period	$1,487

NOTE 7 —	TRANSACTIONS WITH VARIABLE INTEREST ENTITIES

Dell Financial Services

Dell is currently a partner in Dell Financial Services L.P. (“DFS”), a joint venture with CIT Group Inc. (“CIT”). The joint venture allows Dell to provide customers with various financing alternatives and asset management services as a part of the total service package offered to the customer. CIT, as a financial services company, provides the financing for the transaction between DFS and the customer.

In general, DFS facilitates customer financing transactions through either loan or lease financing. For customers who desire loan financing, Dell sells equipment directly to customers who, in turn, enter into loans with DFS to finance their purchases. Dell recognized revenue on loan financing transactions of $704 million and $422 million during the second quarter of fiscal 2004 and 2003, respectively, and $1.4 billion and $868 million during the six month periods ended August 1, 2003 and August 2, 2002, respectively. For customers who desire lease financing, Dell usually sells the equipment to DFS, and DFS enters into direct financing lease arrangements with the customers. Dell recognized revenue on equipment sales to DFS in the amount of $284 million and $291 million during the second quarter of fiscal 2004 and 2003, respectively, and $566 million and $549 million during the six month periods ended August 1, 2003 and August 2, 2002, respectively.

Dell also receives a referral fee from DFS for introducing customers to DFS for financing alternatives. Such fees are included in net revenue and were $25 million and $10 million for the second quarter of fiscal 2004 and 2003, respectively, and $55 million and $22 million during the six month periods ended August 1, 2003 and August 2, 2002, respectively. Neither CIT nor DFS have any recourse or rights of return to Dell, except that end-user customers may return equipment pursuant to Dell’s standard return policy.

In accordance with the partnership agreement between Dell and CIT, losses generated by DFS are allocated to CIT. Net income generated by DFS is allocated 70% to Dell and 30% to CIT, after CIT has recovered any cumulative losses. Although Dell has a 70% equity interest in DFS, because the company cannot and has not exercised control over DFS, the investment has historically been accounted for under the equity method. Dell’s share of DFS’s net income is reflected in investment and other income, net, and totaled $0.7 million of pretax earnings during both the second quarter of fiscal 2004 and 2003, and $2.7 million and $1.0 million during the six months ended August 1, 2003 and August 2, 2002, respectively. If DFS is terminated with a cumulative deficit, Dell is not obligated to fund any losses. Dell’s investment balance in DFS at August 1, 2003 was $57 million.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities (“VIEs”). FIN 46 requires that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. As a result of FIN 46, Dell has concluded that DFS is a VIE and Dell is the primary beneficiary of DFS’s cash flows. Accordingly, Dell will consolidate DFS beginning in the third quarter of fiscal 2004. The consolidation will not alter the partnership agreement or risk sharing between Dell and CIT. During the term of the agreement, CIT will remain a funding partner and is responsible for net losses incurred by DFS. Dell is currently evaluating the financial impact of consolidating DFS, but does not expect the event to have a material impact on its consolidated results of operations or financial position.

Master Lease Facilities

Dell has maintained master lease facilities which provide the company with the ability to lease certain real property, buildings, and equipment that will be constructed or acquired. These leases have historically been accounted for as operating leases by Dell. During the second quarter of fiscal 2004, Dell paid approximately $190 million to acquire a portion of the assets covered by its master lease facilities. Subsequent to the second quarter of fiscal 2004, Dell paid approximately $446 million to purchase the remaining assets covered by its master lease facilities.

NOTE 8 —	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the SEC issued a final rule requiring enhanced disclosure of material off-balance sheet transactions, arrangements, and other relationships with unconsolidated entities. The rule also requires a tabular disclosure of future payments due under contractual commitments. The disclosure requirements will become effective for Dell’s fiscal 2004 Annual Report on Form 10-K. Dell does not expect this pronouncement to have a material impact on its consolidated results of operations or financial position.

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

Second Quarter Overview

During the second quarter of fiscal 2004, Dell’s performance continued to outpace the industry. Dell increased its worldwide share by 2.6 points year-over-year and strengthened its position as the world’s No. 1 supplier of personal computing systems. Year-over-year net unit shipments increased 27% during the current quarter, with net revenue increasing 16% to $9.8 billion, while operating expenses reached a record low 9.6% of net revenue. Conversely, over the same period industry revenue growth was estimated to be relatively flat (excluding Dell). Dell also delivered strong liquidity with cash flows from operations of $1.6 billion during the six months ended August 1, 2003 and ended the quarter with cash, cash equivalents, and investments totaling a company record $10.6 billion. Dell’s low-cost structure and efficient direct-to-customer model has enabled Dell to consistently achieve market share growth while maximizing operating profitability.

During the second quarter of fiscal 2004, Dell continued to focus on standards-based technologies and utilized its direct-to-customer model to drive down costs through efficient supply chain management. Dell’s model inherently provides cost advantages in manufacturing, operations, and its supply chain, a competitive advantage that many companies have tried to duplicate. The direct-to-customer model also provides Dell with a constant flow of information about trends in customers’ plans and requirements. These trends have shown an increased use of standards-based technologies as well as a push towards standardization of services. Unlike proprietary technologies promoted by some of Dell’s top competitors, standards-based technologies provide customers with flexibility and choice while allowing their purchasing decisions to be based on performance, cost, and customer service. This is a trend that favors Dell’s ability to drive for profitable share growth and extend further into the enterprise, which includes servers, storage, networking products, and workstations.

Although the current competitive and macro-economic environment remains challenging, overall technology spending has shown signs of stabilization with the market producing its fourth consecutive quarter of modest year-over-year unit growth (including Dell). By maintaining a strategy of profitable market share growth with a focus on improving overall profitability, management believes that Dell will continue to outperform the industry.

Results of Operations

The following table summarizes the results of Dell’s operations for the three and six months ended August 1, 2003 and August 2, 2002:

	Three Months Ended				Six Months Ended

	August 1, 2003		August 2, 2002		August 1, 2003		August 2, 2002

		% of Net		% of Net		% of Net		% of Net
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

	(dollars in millions)
Net revenue	$9,778	100.0%	$8,459	100.0%	$19,310	100.0%	$16,525	100.0%
Gross margin	1,778	18.2%	1,515	17.9%	3,526	18.3%	2,906	17.6%
Operating expenses	938	9.6%	838	9.9%	1,875	9.7%	1,639	9.9%
Operating income	840	8.6%	677	8.0%	1,651	8.6%	1,267	7.7%

Net income	$621	6.3%	$501	5.9%	$1,219	6.3%	$958	5.8%

Net Revenue

Net revenue was $9.8 billion for the second quarter of fiscal 2004, an increase of $1.3 billion from the same quarter last year. Net revenue increased to $19.3 billion for the six months ended August 1, 2003, from

$16.5 billion for the six months ended August 2, 2002. The year-over-year increase in net revenue for the three and six months ended August 1, 2003 was driven by strong net unit growth across all regions and product lines, with an increase in product mix of enterprise systems from 20% to 21% of net revenue. Dell continues to focus on extending its capabilities in the enterprise with the launch of the PowerEdge 3250 server, a 64-bit system designed for advanced graphical and computational applications, and the PowerEdge 400SC, a new single-processor server specifically designed for the needs of small and medium-sized businesses. Dell’s server business drove the year-over-year increase in enterprise net revenue during the current quarter, while external storage produced revenue growth of 46% over the same period. During the quarter, Dell also launched the Inspiron 5150 and the sub-three pound Latitude X300 and Inspiron 300M notebooks. Dell’s notebook product line produced year-over-year net unit growth of 37% during the three months ended August 1, 2003.

Consolidated year-over-year net unit shipments increased 27% during the quarter while the industry increased only 6% (excluding Dell). However, net unit growth was partially offset by a 9% decrease in average revenue per-unit sold for both the three and six months ended August 1, 2003, as compared to the same periods last year. This decline resulted primarily from an increased competitive pricing environment while declines in component costs began to moderate. Dell’s general practice is to aggressively pass on declines in costs to its customers in order to add customer value while increasing market share.

Despite the intensified pricing environment, Dell has outperformed the market by increasing year-over-year market share while improving operating profitability. Dell will continue to adjust its pricing as necessary in response to future competitive and economic conditions.

The following table summarizes Dell’s net revenue by geographic region:

	Three Months Ended		Six Months Ended

	August 1,	August 2,	August 1,	August 2,
	2003	2002	2003	2002

		(in millions)
Net revenue:
Americas:
Business	$5,494	$5,046	$10,459	$9,433
U.S. Consumer	1,398	1,095	2,872	2,314

Total Americas	6,892	6,141	13,331	11,747
Europe	1,862	1,526	3,894	3,184
Asia Pacific-Japan	1,024	792	2,085	1,594

Total net revenue	$9,778	$8,459	$19,310	$16,525

Americas — During the current quarter, Dell extended its No. 1 market share position by 4 points in the U.S. and the Americas overall. Year-over-year net revenue increased 12% and 13% during the three and six months ended August 1, 2003, respectively. The increase in revenue was broad-based but primarily led by growth in notebooks of 16% during the current quarter and enterprise systems of 24% during the six months ended August 1, 2003.

In the Americas Business segment, year-over-year net revenue increased 9% and 11% during the three and six months ended August 1, 2003, respectively. Enterprise provided the majority of the growth, with servers contributing approximately one-third of the revenue increase during both the three and six months ended August 1, 2003.

In the U.S. Consumer segment, year-over-year net revenue grew 28% during the current quarter and 24% for the six months ended August 1, 2003 as Dell’s market share gains continued to outpace the industry. Dell produced strong year-over-year net unit growth in notebooks during the current quarter of 70%; however, this growth was partially offset by a decline in average revenue per-unit sold.

Europe — Dell continued its strong performance in Europe by increasing year-over-year market share during the current quarter by 1.6 points, strengthening its No. 2 overall market share position. Net unit shipments grew year-over-year by 31% during the current quarter and increased across all product lines. Net revenue during both the three and six months ended August 1, 2003 increased 22% year-over-year, including combined net revenue growth of 23% in the focus countries of United Kingdom, France, and Germany during the current quarter.

Asia Pacific-Japan — Dell generated year-over-year market share gains during the current quarter of 2.1 points with net unit growth of 46% in a market that increased only 7% (excluding Dell). Net revenue growth during the three and six months ended August 1, 2003 was broad based and increased year-over-year by 29% and 31%, respectively. This increase included combined net revenue growth of 31% in the focus countries of Japan and China during the current quarter.

Gross Margin

Gross margin as a percentage of net revenue improved to 18.2% during the second quarter of fiscal 2004, as compared to 17.9% in the second quarter of fiscal 2003. Gross margin was 18.3% for the six months ended August 1, 2003 and 17.6% during the same period last year. The year-over-year improvement was primarily driven by Dell’s cost savings initiatives. However, Dell experienced a slight year-over-year decline in gross margin as a percentage of net revenue in Asia Pacific-Japan and Americas, mainly due to the increased competitive pricing environment. This decline was more than offset by improved gross margins in Europe.

As part of management’s focus on improving margins, Dell remains committed to reducing costs through four primary cost reduction initiatives: manufacturing costs, warranty costs, structural or design costs, and overhead or operating expenses. These cost savings initiatives also include providing certain customer technical support and back-office functions from low-cost sites as well as driving more efficient processes and tools globally.

Based on the industry, economic, and other factors discussed above, Dell currently expects the component cost and competitive pricing environment will continue to be challenging. Management believes that the strength of Dell’s direct-to-customer business model, as well as its strong liquidity position, makes Dell better positioned than its competitors to continue profitable market share growth in any business climate.

Operating Expenses

The following table presents certain information regarding Dell’s operating expenses during the periods indicated:

	Three Months Ended				Six Months Ended

	August 1, 2003		August 2, 2002		August 1, 2003		August 2, 2002

		% of Net		% of Net		% of Net		% of Net
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

	(dollars in millions)
Selling, general and administrative	$822	8.4%	$727	8.6%	$1,648	8.5%	$1,418	8.6%
Research, development and engineering	116	1.2%	111	1.3%	227	1.2%	221	1.3%

Total operating expenses	$938	9.6%	$838	9.9%	$1,875	9.7%	$1,639	9.9%

During the current quarter, Dell achieved record low operating expenses as a percentage of net revenue of 9.6%, compared to 9.9% in the same quarter last year. The decrease was primarily a result of previously referred to cost reduction initiatives.

Selling, general and administrative — During the three and six months ended August 1, 2003, selling, general and administrative expenses increased in absolute dollars when compared to the same periods last year. This increase was commensurate with the corresponding increase in net revenue as Dell continues to invest in global expansion efforts as part of its strategy to profitably gain market share. However, due to strong revenue growth Dell was able to achieve lower selling, general and administrative expenses as a percentage of net revenue of 8.4% during the second quarter of fiscal 2004, down from 8.6% in the second quarter of fiscal 2003.

Research, development and engineering — Dell continues to invest in research, development and engineering activities to develop and introduce new products and to support its continued goal of improving and developing efficient procurement, manufacturing, and distribution processes. Research, development and engineering expenses during the three and six months ended August 1, 2003 increased slightly year-over-year but decreased slightly as a percentage of net revenue. Dell expects to continue to invest in research, development and engineering activity, with an increasing emphasis on enterprise products, including servers and storage. As of August 1, 2003, Dell had received 918 U.S. patents and applied for an additional 582 patents.

Investment and Other Income, net

Investment and other income, net, remained relatively flat during the three and six months ended August 1, 2003, compared to the same periods last year, and primarily includes interest income and expense, gains and losses from the sale of investments, and foreign exchange transaction gains and losses. For the second quarter of fiscal 2004 and 2003, investment and other income, net, was $47 million and $49 million, respectively. For the six months ended August 1, 2003 and August 2, 2002, investment and other income, net, was $90 million and $97 million, respectively.

Income Taxes

Dell’s effective tax rate was 30% for the second quarter of fiscal 2004, as compared to 31% for the same quarter last year. For the six month periods ended August 1, 2003 and August 2, 2002, Dell’s effective tax rate was 30%. Differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from Dell’s geographical distribution of taxable income and losses and from differences between book and tax treatment of certain items. Dell expects that its effective tax rate may decrease slightly to approximately 29%, as its business outside the U.S. in lower tax jurisdictions continues to expand and become an increasing portion of operating profits.

Liquidity and Capital Resources

Liquidity

The following table summarizes the results of Dell’s statement of cash flows for the six months ended August 1, 2003 and August 2, 2002:

	August 1,	August 2,
	2003	2002

	(in millions)
Net cash flow provided by (used in):
Operating activities	$1,552	$1,447
Investing activities	(695)	(429)
Financing activities	(677)	(1,130)
Effect of exchange rate changes on cash and cash equivalents	224	196

Net increase in cash and cash equivalents	$404	$84

Cash provided by operating activities during the six months ended August 1, 2003 was $1.6 billion, as compared to $1.4 billion for the same period last year. Cash flows from operating activities resulted primarily from net income and represents Dell’s principal source of cash. In addition to net income, operating cash flows have historically been impacted by improvement in Dell’s cash conversion cycle and, to a lesser extent, income tax benefits that result from the exercise of employee stock options.

Cash used in investing activities for the six months ended August 1, 2003 was $695 million, as compared to $429 million for the same period last year. Cash used in investing activities principally consists of net purchases of investments and capital expenditures for property, plant and equipment. The increase during the six months ended August 1, 2003, when compared to the same period last year, was primarily due to the purchase of $190 million of assets that were held in master lease facilities and previously classified as operating leases.

Cash used in financing activities during the six months ended August 1, 2003 was $677 million, as compared to $1.1 billion during the same period last year. Financing activities primarily consist of the purchase of Dell stock, partially offset by the issuance of common stock under employee stock option plans. The decrease during the six months ended August 1, 2003, compared to the same period last year, was due to an increase in the number of shares issued as a result of the exercise of stock options, combined with a decrease in the aggregate value of common stock repurchased by Dell.

The following table presents selected financial statistics and information:

	August 1,	January 31,
	2003	2003

	(dollars in millions)
Cash, cash equivalents, and investments	$10,618	$9,905
Days of sales outstanding(a)	30	28
Days of supply in inventory	4	3
Days in accounts payable	72	68

Cash conversion cycle	(38)	(37)

(a)	Days of sales outstanding include the effect of product costs related to in-transit customer shipments (arising from the adoption of Staff Accounting Bulletin 101 (“SAB 101”)) that are classified in other current assets. At August 1, 2003 and January 31, 2003, days of sales outstanding included days of sales in accounts receivable and days of in-transit customer shipments of 26 and 4 days and 24 and 4 days, respectively.

Dell ended the second quarter of fiscal 2004 with a company record $10.6 billion in cash, cash equivalents, and investments, an increase of $713 million from January 31, 2003. Dell invests a large portion of its available cash in highly liquid/highly rated government, agency and corporate debt securities of varying maturities at the date of acquisition. Dell’s investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. As of August 1, 2003, Dell had $9.0 billion invested in these securities. Additionally, Dell invests in equity securities of various private and public entities in order to enhance and extend Dell’s strategic initiatives. As of August 1, 2003, these equity investments totaled $168 million. The remaining $1.4 billion of the $10.6 billion in cash, cash equivalents, and investments, principally consists of cash.

Dell continued to improve upon its efficient asset management and maintained its record cash conversion cycle of negative 38 days during the second quarter of fiscal 2004. As a result of adopting SAB 101 in fiscal 2001, Dell defers the cost of revenue (recorded in other current assets in the accompanying Condensed Consolidated Statement of Financial Position) associated with in-transit customer shipments until they are delivered and revenue is recognized. These deferred costs are included in reported days of sales outstanding above because management believes that including the effect of the deferred costs yields a more conservative presentation that is consistent with previously reported days of sales outstanding data for periods prior to the adoption of SAB 101.

Dell has historically generated annual cash flows from operating activities in amounts greater than net income, driven mainly by continually improving cash conversion cycle metrics. Management currently believes that fiscal 2004 cash flows from operations will continue to exceed net income. Management also believes that Dell’s cash flow from operations will continue to be strong and more than sufficient to support its operations and capital requirements, even if economic conditions should deteriorate. Dell currently anticipates that it will continue to utilize its strong liquidity and cash flows to repurchase its common stock, make a limited number of strategic equity investments, consider — and possibly make — acquisitions, invest in systems and processes, and invest in the development and growth of its enterprise products.

Capital Commitments

Share Repurchases — Dell has a share repurchase program that authorizes the purchase of up to 1.25 billion shares of common stock to manage the dilution resulting from shares issued under Dell’s employee stock plans. Dell expects to repurchase shares of common stock through a systematic program of open market purchases that will return cash to stockholders and mitigate dilution. During the six months ended August 1, 2003, Dell repurchased 34 million shares for an aggregate cost of $1.0 billion and expects to repurchase approximately $500 million of shares during the third quarter of fiscal 2004.

Capital Expenditures — Dell spent approximately $138 million on property, plant, and equipment during the six months ended August 1, 2003. Product demand and mix, as well as ongoing efficiencies in operating and information technology infrastructure, influence the level and prioritization of Dell’s capital expenditures. Capital expenditures for all of fiscal 2004 are currently expected to be approximately $300 million.

Long Term Debt — As of August 1, 2003, Dell had outstanding $200 million in Senior Notes due April 15, 2008 and $300 million in Senior Debentures due April 15, 2028. Concurrent with the issuance of the Senior Notes and Senior Debentures, Dell entered into interest rate swap agreements converting Dell’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London Interbank Offered Rates (“LIBOR”) plus 0.41% and 0.79% for the Senior Notes and Senior Debentures, respectively.

Transactions with Leasing Affiliate — Dell is currently a partner in Dell Financial Services L.P. (“DFS”), a joint venture with CIT Group Inc. (“CIT”). See Note 7 of “Notes to Condensed Consolidated Financial Statements” included in “Item 1 — Financial Statements.” DFS provides Dell’s customers with various financing alternatives and asset management services as a part of a total service package offering, and CIT, as a financial services company, provides the financing for the transaction between DFS and the customer. In accordance with the partnership agreement between Dell and CIT, losses generated by DFS are allocated to CIT. Net income in DFS is allocated 70% to Dell and 30% to CIT, after CIT has recovered any cumulative losses. Although Dell has a 70% equity interest in DFS, because the company cannot and has not exercised control over DFS, the investment has historically been accounted for under the equity method.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities (“VIEs”). FIN 46 requires that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. As a result of FIN 46, Dell has concluded that DFS is a VIE and Dell is the primary beneficiary of DFS’s cash flows. Accordingly, Dell will consolidate DFS beginning in the third quarter of fiscal 2004. The consolidation will not alter the partnership agreement or risk sharing between Dell and CIT. During the term of the agreement, CIT will remain a funding partner and is responsible for net losses incurred by DFS. Dell is currently evaluating the financial impact of consolidating DFS, but does not expect the event to have a material impact on its consolidated results of operations or financial position.

Although Dell has no economic exposure to the existing assets and liabilities of DFS, should the joint venture experience an interruption in operations, Dell would likely have to find alternative sources for future financing arrangements with its customers. Dell’s alternatives could include negotiating a financing arrangement with another entity or financing customer purchases itself. Absent such an alternative financing arrangement, Dell could experience reductions in cash flows due to losses in originations of financing arrangements. Currently, Dell does not anticipate any such interruption in DFS operations.

Master Lease Facilities — Dell has maintained master lease facilities which provide the company with the ability to lease certain real property, buildings, and equipment that will be constructed or acquired. These leases have historically been accounted for as operating leases by Dell. During the second quarter of fiscal 2004, Dell paid approximately $190 million to acquire a portion of the assets covered by its master lease facilities. Subsequent to the second quarter of fiscal 2004, Dell paid approximately $446 million to purchase the remaining assets covered by its master lease facilities.

Recently Issued Accounting Pronouncements

In January 2003, the Securities and Exchange Commission (“SEC”) issued a final rule requiring enhanced disclosure of material off-balance sheet transactions, arrangements, and other relationships with unconsolidated entities. The rule also requires a tabular disclosure of future payments due under contractual commitments. The disclosure requirements will become effective for Dell’s fiscal 2004 Annual Report on Form 10-K. Dell does not expect this pronouncement to have a material impact on its consolidated results of operations or financial position.

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

The management of Dell, with the participation of Dell’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Dell’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Dell’s disclosure controls and procedures are effective in enabling Dell to record, process, summarize, and report information required to be included in Dell’s periodic SEC filings within the required time period.

In addition, the management of Dell, with the participation of Dell’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Dell’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the period covered by this Report. Based on that evaluation, Dell’s Chief Executive Officer and Chief Financial Officer have concluded that there has been no change in Dell’s internal control over financial reporting during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, Dell’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.     Legal Proceedings

Dell is subject to various legal proceedings and claims arising in the ordinary course of business. Dell’s management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on Dell’s financial condition, results of operations, or cash flows.

ITEM 2.     Changes in Securities and Use of Proceeds

On July 18, 2003, Dell’s stockholders approved the following two amendments to Dell’s Certificate of Incorporation:

(a)	The first amendment eliminated the classified board structure. Prior to the amendment, Dell’s Board of Directors was separated into three classes, and at each annual meeting of stockholders, directors comprising one of the classes were elected for three-year terms. Following the amendment, all directors are elected at each annual meeting of stockholders for one-year terms that expire at the next annual meeting.

(b)	The second amendment changed Dell’s name from “Dell Computer Corporation” to “Dell Inc.”

Also on July 18, 2003, Dell’s Board of Directors approved a Restated Certificate of Incorporation incorporating the amendments described above, approved related amendments to Dell’s Bylaws, and adopted Restated Bylaws to incorporate those amendments.

ITEM 4.     Submission of Matters to a Vote of Security Holders

The annual meeting of Dell’s stockholders was held on July 18, 2003. At that meeting, four proposals were submitted to a vote of Dell’s stockholders: (1) the election of three directors (with Michael A. Miles, Alex J. Mandl, and Morton L. Topfer being the nominees); (2) the elimination of the classified board; (3) change of company name to “Dell Inc.”; and (4) approval of the Executive Annual Incentive Bonus plan. At the close of business on the record date for the meeting (which was May 23, 2003), there were 2,568,252,062 shares of common stock outstanding and entitled to be voted at the meeting. Holders of 2,216,598,147 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy. The following table sets forth the results of the voting:

Proposal	For	Withheld

1. Election of three directors:
Michael A. Miles	2,076,316,675	140,281,472
Alex J. Mandl	2,147,862,825	68,735,322
Morton L. Topfer	2,148,832,896	67,765,251

				Broker
	For	Against	Abstain	Non-Votes

2. Elimination of Classified Board	2,188,192,698	11,645,884	16,759,262	303
3. Change Company Name to Dell Inc.	2,197,881,982	3,684,122	15,030,792	1,251
4. Approval of the Executive Annual
Incentive Bonus Plan	1,571,755,226	167,523,836	19,728,493	457,590,592

Each of the proposals set forth above received more than the required number of votes for approval and were therefore duly and validly approved by the stockholders.

ITEM 6.     Exhibits and Reports on Form 8-K

(a) Exhibits.

3.1	Certificate of Amendment to Certificate of Incorporation, filed July 18, 2003
3.2	Restated Certificate of Incorporation, filed July 24, 2003
3.3	Restated Bylaws, adopted July 18, 2003
10.1	Executive Incentive Bonus Plan, adopted July 18, 2003*
31.1	Certification of Michael S. Dell, Chairman of the Board and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certifications of Michael S. Dell, Chairman of the Board and Chief Executive Officer, and James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

On May 15, 2003, Dell filed a current report on Form 8-K reporting that it had issued a press release regarding its financial results for the fiscal quarter ended May 2, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC.

September 15, 2003	/s/ ROBERT W. DAVIS __________________________________ Robert W. Davis Vice President, Corporate Finance (On behalf of the registrant and as principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Certificate of Amendment to Certificate of Incorporation, filed July 18, 2003
3.2	Restated Certificate of Incorporation, filed July 24, 2003
3.3	Restated Bylaws, adopted July 18, 2003
10.1	Executive Incentive Bonus Plan, adopted July 18, 2003*
31.1	Certification of Michael S. Dell, Chairman of the Board and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certifications of Michael S. Dell, Chairman of the Board and Chief Executive Officer, and James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.