Form 10-Q
period 2003-10-31
DELL INC
filed 2003-12-15
CIK 826083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended October 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     Yes ☑     No

As of the close of business on November 28, 2003, 2,560,425,556 shares of common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DELL INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions; unaudited)

	October 31,	January 31,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$4,356	$4,232
Short-term investments	626	406
Accounts receivable, net	3,142	2,586
Inventories	358	306
Other	1,599	1,394

Total current assets	10,081	8,924
Property, plant and equipment, net	1,498	913
Investments	6,050	5,267
Other non-current assets	496	366

Total assets	$18,125	$15,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,851	$5,989
Accrued and other	3,350	2,944

Total current liabilities	10,201	8,933
Long-term debt	506	506
Other non-current liabilities	1,540	1,158

Total liabilities	12,247	10,597

Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 2,716 and 2,681, respectively	6,683	6,018
Treasury stock, at cost: 150 and 102 shares, respectively	(6,039)	(4,539)
Retained earnings	5,382	3,486
Other comprehensive loss	(92)	(33)
Other	(56)	(59)

Total stockholders’ equity	5,878	4,873

Total liabilities and stockholders’ equity	$18,125	$15,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended

	October 31,	November 1,	October 31,	November 1,
	2003	2002	2003	2002

Net revenue	$10,622	$9,144	$29,932	$25,669
Cost of revenue	8,687	7,482	24,471	21,101

Gross margin	1,935	1,662	5,461	4,568
Operating expenses:
Selling, general and administrative	905	787	2,553	2,205
Research, development and engineering	118	117	345	338

Total operating expenses	1,023	904	2,898	2,543

Operating income	912	758	2,563	2,025
Investment and other income, net	41	44	131	141

Income before income taxes	953	802	2,694	2,166
Income tax provision	276	241	798	647

Net income	$677	$561	$1,896	$1,519

Earnings per common share:
Basic	$0.26	$0.22	$0.74	$0.59

Diluted	$0.26	$0.21	$0.72	$0.57

Weighted average shares outstanding:
Basic	2,563	2,582	2,568	2,587
Diluted	2,623	2,634	2,620	2,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended

	October 31,	November 1,
	2003	2002

Cash flows from operating activities:
Net income	$1,896	$1,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187	157
Tax benefits from employee stock plans	107	244
Other, primarily effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(352)	(300)
Changes in:
Operating working capital	566	600
Non-current assets and liabilities	208	181

Net cash provided by operating activities	2,612	2,401

Cash flows from investing activities:
Investments:
Purchases	(8,492)	(6,753)
Maturities and sales	7,383	6,327
Cash assumed in consolidation of Dell Financial Services L.P.	172	—
Capital expenditures	(267)	(219)
Purchase of assets held in master lease facilities	(636)	—

Net cash used in investing activities	(1,840)	(645)

Cash flows from financing activities:
Purchase of common stock	(1,500)	(1,825)
Issuance of common stock under employee plans	508	172
Other	(11)	—

Net cash used in financing activities	(1,003)	(1,653)

Effect of exchange rate changes on cash and cash equivalents	355	290

Net increase in cash and cash equivalents	124	393
Cash and cash equivalents at beginning of period	4,232	3,641

Cash and cash equivalents at end of period	$4,356	$4,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1	— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dell Inc. (“Dell”) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission (the “SEC”) in Dell’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of Dell and its consolidated subsidiaries as of October 31, 2003 and January 31, 2003; the results of their operations for the three and nine months ended October 31, 2003 and November 1, 2002; and cash flows for the nine months ended October 31, 2003 and November 1, 2002.

NOTE 2 — INVENTORIES

	October 31,	January 31,
	2003	2003

	(in millions)
Inventories:
Production materials	$155	$164
Work-in-process	112	72
Finished goods	91	70

	$358	$306

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended October 31, 2003 and November 1, 2002, and illustrates the effect on net income and earnings per share as if Dell had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended

	October 31,	November 1,	October 31,	November 1,
	2003	2002	2003	2002

	(in millions, except per share amounts)
Net income — as reported	$677	$561	$1,896	$1,519
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	178	181	616	543

Net income — pro forma	$499	$380	$1,280	$976

Weighted average shares outstanding:
Basic	2,563	2,582	2,568	2,587
Employee stock options and other	60	52	52	64

Diluted	2,623	2,634	2,620	2,651

Earnings per common share:
Basic — as reported	$0.26	$0.22	$0.74	$0.59
Basic — pro forma	$0.19	$0.15	$0.50	$0.38
Diluted — as reported	$0.26	$0.21	$0.72	$0.57
Diluted — pro forma	$0.19	$0.14	$0.49	$0.37

Under SFAS No. 123, the value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of freely traded options. Similar to other option pricing models, it requires the input of highly subjective assumptions, including stock price volatility. Because (1) Dell’s employee stock options have characteristics significantly different from those of traded options and (2) changes in the subjective input assumptions can materially affect the estimated fair value, management’s opinion is that the existing option pricing models (including Black-Scholes) do not provide a reliable measure of the fair value of Dell’s employee stock options.

Dell excludes equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is antidilutive. Accordingly, certain employee stock options and equity put contracts (for the fiscal 2003 periods only) have been excluded from the calculation of diluted weighted average shares. These shares totaled 135 million and 190 million for the third quarter of fiscal 2004 and 2003, respectively, and 145 million and 194 million during the nine months ended October 31, 2003 and November 1, 2002, respectively.

NOTE 4	— COMPREHENSIVE INCOME

Dell’s comprehensive income is comprised of net income, foreign currency translation adjustments, unrealized gains and losses on derivative financial instruments related to foreign currency hedging, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three and nine months ended October 31, 2003 and November 1, 2002, was as follows:

	Three Months Ended		Nine Months Ended

	October 31,	November 1,	October 31,	November 1,
	2003	2002	2003	2002

	(in millions)
Comprehensive income:
Net income	$677	$561	$1,896	$1,519
Foreign currency translations	3	(1)	1	2
Unrealized gains (losses) on foreign currency hedging instruments	(74)	29	(19)	(62)
Unrealized gains (losses) on marketable securities	3	(13)	(41)	26

Total comprehensive income, net of taxes	$609	$576	$1,837	$1,485

NOTE 5	— AGGREGATE PRODUCT WARRANTY LIABILITY

Changes in Dell’s aggregate product warranty liability for the nine months ended October 31, 2003 are presented in the following table:

Nine Months
Ended
October 31, 2003

(in millions)
Aggregate liability at beginning of period	$1,309
Cost accrued for standard warranties and separately priced extended warranty and service contracts issued during the period	1,007
Obligations honored during the period	(726)

Aggregate liability at end of period	$1,590

NOTE 6	— TRANSACTIONS WITH VARIABLE INTEREST ENTITIES

Dell Financial Services

Dell is currently a partner in Dell Financial Services L.P. (“DFS”), a joint venture with CIT Group Inc. (“CIT”). The joint venture allows Dell to provide its customers with various financing alternatives while CIT provides the financing for the transaction between DFS and the customer. In general, DFS facilitates customer financing transactions through either loan or lease financing. For customers who desire loan financing, Dell sells equipment directly to customers who, in turn, enter into loans with CIT to finance their purchases. For customers who desire lease financing, Dell usually sells the equipment to DFS, and DFS enters into direct financing lease arrangements with the customers.

Dell currently owns a 70% equity interest in DFS. In accordance with the partnership agreement between Dell and CIT, losses generated by DFS are fully allocated to CIT. Net income generated by DFS is allocated 70% to Dell and 30% to CIT, after CIT has recovered any cumulative losses. If DFS is terminated with a cumulative deficit, Dell is not obligated to fund any losses. CIT has no recourse or rights of return to Dell, except that end-user customers may return equipment pursuant to Dell’s standard return policy. Although Dell has a 70% equity interest in DFS, prior to the third quarter of fiscal 2004 the investment was accounted for under the equity method because the company historically could not, and currently does not, exercise control over DFS.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 provides that if an entity is the primary beneficiary of a Variable Interest Entity (“VIE”), the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. Based on the guidance in FIN 46, Dell concluded that DFS is a VIE and Dell is the primary beneficiary of DFS’s expected cash flows. Accordingly, Dell began consolidating DFS’s financial results at the beginning of the third quarter of fiscal 2004. The consolidation of DFS had no impact on Dell’s net income or earnings per share during the three and nine months ended October 31, 2003 because Dell has historically been recording its 70% equity interest in DFS under the equity method. The impact to any individual line item on Dell’s condensed consolidated statement of operations was not material; however, the consolidation of DFS increased Dell’s consolidated assets and liabilities as of October 31, 2003 by $588 million. CIT’s equity ownership in the net assets of DFS as of October 31, 2003 was $14 million and is recorded as minority interest in other non-current liabilities on Dell’s condensed consolidated statement of financial position. The consolidation has not altered the partnership agreement or risk sharing arrangement between Dell and CIT.

DFS maintains various facilities with CIT which provide DFS with a funding capacity of up to $1.0 billion. As of October 31, 2003, outstanding advances under these facilities totaled $166 million and are included in other current and non-current liabilities on Dell’s condensed consolidated statement of financial position. Advances under these facilities are collateralized by residual assets and bear a weighted average interest rate of approximately 7.63%.

Master Lease Facilities

Dell historically maintained master lease facilities which provided the company with the ability to lease certain real property, buildings, and equipment to be constructed or acquired. These leases have historically been accounted for as operating leases by Dell. During the nine months ended October 31, 2003, Dell paid $636 million to purchase all of the assets covered by its master lease facilities. Accordingly, Dell has no remaining lease commitments under these master lease facilities.

NOTE 7	— SEGMENT INFORMATION

Dell conducts operations worldwide and is primarily managed on a geographic basis, with those geographic segments being the Americas, Europe, and Asia Pacific-Japan regions. The Americas region, which is based in Round Rock, Texas, covers the United States, Canada, South America, and Latin America. Dell has two reportable segments within the Americas: Business and U.S. Consumer. The Americas Business segment includes sales to commercial, government, and education customers. The European region, which is based in Bracknell, England, covers Europe, the Middle East, and Africa. The Asia Pacific-Japan region covers the Pacific Rim, including Australia and New Zealand, and is based in Singapore.

The accounting policies of Dell’s reportable segments are the same as those described in the summary of significant accounting policies in its Annual Report on Form 10-K for the fiscal year ended January 31, 2003. Dell allocates resources to and evaluates the performance of its segments based on operating income. Corporate expenses are included in Dell’s measure of segment operating income for management reporting purposes. The table below presents information about Dell’s reportable segments for the three and nine month periods ended October 31, 2003 and November 1, 2002:

	Three Months Ended		Nine Months Ended

	October 31,	November 1,	October 31,	November 1,
	2003	2002	2003	2002

	(in millions)
Net revenue:
Americas:
Business	$5,815	$5,099	$16,274	$14,532
U.S. Consumer	1,695	1,450	4,567	3,764

Total Americas	7,510	6,549	20,841	18,296
Europe	2,048	1,723	5,942	4,907
Asia Pacific-Japan	1,064	872	3,149	2,466

Total net revenue	$10,622	$9,144	$29,932	$25,669

Operating income:
Americas:
Business	$582	$529	$1,615	$1,422
U.S. Consumer	98	70	281	201

Total Americas	680	599	1,896	1,623
Europe	159	104	445	254
Asia Pacific-Japan	73	55	222	148

Total operating income	$912	$758	$2,563	$2,025

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. All references to industry market share and growth data are based upon information provided by International Data Corporation.

Third Quarter Overview

Dell — through its direct business model — designs, develops, manufactures, markets, sells, and supports a wide range of computer systems and services that are customized to customer requirements. These include enterprise systems (servers, storage, networking products, and workstations), notebook and desktop computer systems, software and peripherals, and service and support programs. During the third quarter of fiscal 2004, Dell’s year-over-year performance continued to outpace the industry. Year-over-year net unit shipments increased 22% during the third quarter as Dell increased its worldwide market share by 1.4 points and maintained its position as the world’s No. 1 supplier of personal computing systems with 17.1% market share. Net revenue increased 16% year-over-year to $10.6 billion during the quarter with operating expenses remaining at a record low 9.6% of net revenue. During the third quarter, Dell continued its focus on maximizing operating dollars by achieving record operating profits and net income of $912 million and $677 million, respectively. Dell also delivered strong liquidity with cash flows from operations of $2.6 billion during the nine months ended October 31, 2003 and ended the quarter with record cash, cash equivalents, and investments of $11.0 billion. Dell’s low-cost structure and efficient direct-to-customer model have enabled the company to consistently achieve year-over-year market share growth while maximizing operating profitability.

During the third quarter of fiscal 2004, Dell continued to focus on standards-based technologies and utilized its direct-to-customer model to drive down costs through efficient supply chain management. Dell’s model inherently provides cost advantages in manufacturing, operations, and its supply chain. The direct-to-customer model also provides Dell with a constant flow of information about trends in customers’ plans and requirements. These trends have shown an increased use of standards-based technologies as well as a push towards standardization of services. Unlike proprietary technologies promoted by some of Dell’s top competitors, standards-based technologies provide customers with flexibility and choice while allowing their purchasing decisions to be based on performance, cost, and customer service. This is a trend that favors Dell’s ability to drive for profitable share growth and extend further into the enterprise.

While the current competitive environment remains challenging, overall technology spending continued to show signs of stabilization with the market (including Dell) producing its fifth consecutive quarter of positive year-over-year unit growth. The year-over-year industry unit growth of 17% (including Dell) during the third quarter is the highest growth rate during this five-quarter period. Management intends to maintain its current strategy of profitable market share growth with a focus on improving overall profitability.

Results of Operations

The following table summarizes the results of Dell’s operations for the three and nine months ended October 31, 2003 and November 1, 2002:

	Three Months Ended				Nine Months Ended

	October 31, 2003		November 1, 2002		October 31, 2003		November 1, 2002

		% of Net		% of Net		% of Net		% of Net
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

	(dollars in millions)
Net revenue	$10,622	100.0%	$9,144	100.0%	$29,932	100.0%	$25,669	100.0%
Gross margin	1,935	18.2%	1,662	18.2%	5,461	18.2%	4,568	17.8%
Operating expenses	1,023	9.6%	904	9.9%	2,898	9.7%	2,543	9.9%
Operating income	912	8.6%	758	8.3%	2,563	8.6%	2,025	7.9%

Net income	$677	6.4%	$561	6.1%	$1,896	6.3%	$1,519	5.9%

Net Revenue

Net revenue was $10.6 billion for the third quarter of fiscal 2004, an increase of $1.5 billion from the same quarter last year. Net revenue increased to $29.9 billion for the nine months ended October 31, 2003, from $25.7 billion for the nine months ended November 1, 2002. The year-over-year increase in net revenue was driven by strong net unit growth across all regions and product lines. Dell continues to focus on extending its capabilities in the enterprise with an increase in product mix of enterprise systems from 20% to 22% of net revenue during the third quarter, compared to the same quarter last year. Dell’s server business drove the year-over-year increase in enterprise systems net revenue during both the three and nine months ended October 31, 2003, while external storage also produced strong revenue growth over the same periods. Dell gained 1.4 share points in the worldwide server market and strengthened its No. 2 share position to 23%, compared to the same quarter last year. The revenue growth in storage has been supported by Dell’s partnership with EMC Corporation and the Dell/EMC CX200 storage array. During the third quarter, Dell’s notebook and desktop product lines produced year-over-year revenue growth of 14% and 7%, respectively. In addition, services achieved year-over-year revenue growth of 31% during the quarter, while software and peripherals net revenue was also up 26% over the same period.

Dell’s year-over-year net unit growth continued to outpace the market with consolidated net unit shipments increasing 22% during the third quarter while the industry increased only 15% (excluding Dell). However, this growth was partially offset by a 5% decrease in average revenue per-unit sold during the quarter as compared to the same period last year. This decline primarily resulted from the increased competitive pricing environment during the current fiscal year. Despite the continued competitive pricing environment, Dell has outperformed the market by increasing year-over-year market share while improving operating profitability. Dell will continue to adjust its pricing as necessary in response to future competitive and economic conditions.

The following table summarizes Dell’s net revenue by geographic region:

	Three Months Ended		Nine Months Ended

	October 31,	November 1,	October 31,	November 1,
	2003	2002	2003	2002

	(in millions)
Net revenue:
Americas:
Business	$5,815	$5,099	$16,274	$14,532
U.S. Consumer	1,695	1,450	4,567	3,764

Total Americas	7,510	6,549	20,841	18,296
Europe	2,048	1,723	5,942	4,907
Asia Pacific-Japan	1,064	872	3,149	2,466

Total net revenue	$10,622	$9,144	$29,932	$25,669

Americas — Dell increased its No. 1 market share position year-over-year by approximately 2 share points to 31% in the U.S. and 28% in the Americas overall. Year-over-year net unit growth was 20% during the third quarter while net revenue increased 15% and 14% during the three and nine months ended October 31, 2003, respectively. The year-over-year increase in revenue was broad-based but primarily led by growth in enterprise systems of 32% and 27% during the three and nine months ended October 31, 2003, respectively.

In the Americas Business segment, year-over-year net revenue increased 14% and 12% during the three and nine months ended October 31, 2003, respectively. Enterprise systems provided the majority of the growth, with servers contributing more than one-half of the increase in enterprise product revenue during both the three and nine months ended October 31, 2003.

In the U.S. Consumer segment, year-over-year net revenue grew 17% and 21% during the three and nine months ended October 31, 2003, respectively. Dell produced strong year-over-year net unit growth in notebooks during the third quarter of 67%; however, this growth was partially offset by a decline in average revenue per-unit sold.

Europe — Dell continued its strong performance in Europe and strengthened its No. 2 share position year-over-year with market share gains of approximately 0.7 share points to 10.7% market share. Net unit shipments grew year-over-year by 26% during the third quarter, achieving net unit growth in excess of 20% across all product lines. Net revenue during the three and nine months ended October 31, 2003 increased by 19% and 21% on a year-over-year basis, respectively. This included combined year-over-year net revenue growth of 21% in the focus countries of United Kingdom, France, and Germany during the third quarter.

Asia Pacific-Japan — Dell generated year-over-year market share gains of approximately 1.4 share points to 7.2% market share and the No. 3 share position in Asia Pacific-Japan. Dell’s net unit growth was 35% in a market that increased only 15% (excluding Dell). Net revenue growth during the three and nine months ended October 31, 2003 was broad based and increased year-over-year by 22% and 28%, respectively. This increase included combined year-over-year net revenue growth of 22% in the focus countries of Japan and China during the third quarter.

Gross Margin

Gross margin as a percentage of net revenue remained at 18.2% during the third quarter of fiscal 2004, as compared the third quarter of fiscal 2003. Gross margin was 18.2% for the nine months ended October 31, 2003 and 17.8% during the same period last year. The year-over-year improvement for the nine months ended October 31, 2003 was primarily driven by Dell’s cost savings initiatives. As part of management’s focus on improving margins, Dell remains committed to reducing costs through four primary cost reduction initiatives: manufacturing costs, warranty costs, structural or design costs, and overhead or operating expenses. These cost savings initiatives also include providing certain customer technical support and back-office functions from cost effective locations as well as driving more efficient processes and tools globally. Dell’s general practice is to aggressively pass on declines in costs to its customers in order to add customer value while increasing market share.

Dell currently expects the component cost and competitive pricing environment will continue to be challenging. Management believes that the strength of Dell’s direct-to-customer business model, as well as its strong liquidity position, makes Dell better positioned than its competitors to continue profitable market share growth in any business climate.

Operating Expenses

The following table presents certain information regarding Dell’s operating expenses during the periods indicated:

	Three Months Ended				Nine Months Ended

	October 31, 2003		November 1, 2002		October 31, 2003		November 1, 2002

		% of Net		% of Net		% of Net		% of Net
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

	(dollars in millions)
Selling, general and administrative	$905	8.5%	$787	8.6%	$2,553	8.5%	$2,205	8.6%
Research, development and engineering	118	1.1%	117	1.3%	345	1.2%	338	1.3%

Total operating expenses	$1,023	9.6%	$904	9.9%	$2,898	9.7%	$2,543	9.9%

During the third quarter, Dell maintained its record low operating expenses as a percentage of net revenue of 9.6%, compared to 9.9% in the same quarter last year. The decrease was primarily a result of previously referred to cost reduction initiatives.

Selling, general and administrative — During the three and nine months ended October 31, 2003, selling, general and administrative expenses increased in absolute dollars when compared to the same periods last year. This increase was commensurate with the corresponding increase in net revenue as Dell continues to invest in global expansion efforts as part of its strategy to profitably gain market share. However, due to strong revenue growth Dell was able to achieve lower selling, general and administrative expenses as a percentage of net revenue of 8.5% during the third quarter of fiscal 2004, down from 8.6% in the same quarter last year.

Research, development and engineering — Dell continues to invest in research, development and engineering activities to develop and introduce new products and to support its continued goal of improving and developing efficient procurement, manufacturing, and distribution processes. Research, development and engineering expenses during the three and nine months ended October 31, 2003 remained relatively flat year-over-year but decreased slightly as a percentage of net revenue. Dell expects to continue to invest in research, development and engineering activity, with an increasing emphasis on enterprise systems, including servers and storage. As of October 31, 2003, Dell had received 941 U.S. patents and applied for an additional 597 patents.

Investment and Other Income, net

Investment and other income, net, decreased slightly during the three and nine months ended October 31, 2003, compared to the same periods last year, and primarily includes interest income and expense, gains and losses from the sale of investments, and foreign exchange transaction gains and losses. For the third quarter of fiscal 2004 and 2003, investment and other income, net, was $41 million and $44 million, respectively. For the nine months ended October 31, 2003 and November 1, 2002, investment and other income, net, was $131 million and $141 million, respectively.

Income Taxes

Dell’s effective tax rate was 29% for the third quarter of fiscal 2004, as compared to 30% for the same quarter last year. For both the nine month periods ended October 31, 2003 and November 1, 2002, Dell’s effective tax rate was approximately 30%. Differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from Dell’s geographical distribution of taxable income and losses and from differences between book and tax treatment of certain items. Dell’s effective tax rate may continue to decline in future periods as the company’s business outside the U.S. in lower tax jurisdictions continues to expand and become an increasing portion of operating profits.

Liquidity and Capital Resources

Liquidity

The following table summarizes the results of Dell’s statement of cash flows for the nine months ended October 31, 2003 and November 1, 2002:

	October 31,	November 1,
	2003	2002

	(in millions)
Net cash flow provided by (used in):
Operating activities	$2,612	$2,401
Investing activities	(1,840)	(645)
Financing activities	(1,003)	(1,653)
Effect of exchange rate changes on cash and cash equivalents	355	290

Net increase in cash and cash equivalents	$124	$393

Cash provided by operating activities during the nine months ended October 31, 2003 was $2.6 billion, as compared to $2.4 billion for the same period last year. Cash flows from operating activities resulted primarily from net income during both periods and represents Dell’s principal source of cash. In addition to net income, operating cash flows have historically been impacted by improvement in Dell’s cash conversion cycle and, to a lesser extent, income tax benefits that result from the exercise of employee stock options.

Cash used in investing activities for the nine months ended October 31, 2003 was $1.8 billion, as compared to $645 million for the same period last year. Cash used in investing activities principally consists of net purchases of investments and capital expenditures for property, plant and equipment. The increase during the nine months ended October 31, 2003, when compared to the same period last year, was primarily due to the increase in purchases of investments, net of maturities and sales, as Dell continues to invest its cash provided by operating activities. During the nine months ended October 31, 2003, Dell also purchased $636 million in assets that were held in master lease facilities and previously classified as operating leases. These cash outflows were partially offset by cash assumed in the consolidation of DFS of $172 million.

Cash used in financing activities during the nine months ended October 31, 2003 was $1.0 billion, as compared to $1.7 billion during the same period last year. Financing activities primarily consist of the repurchase of Dell common stock, partially offset by the issuance of common stock under employee stock option plans. The decrease during the nine months ended October 31, 2003, compared to the same period last year, was due to an increase in the number of shares issued as a result of the exercise of stock options, combined with a decrease in the aggregate value of common stock repurchased by Dell.

The following table presents selected financial statistics and information:

	October 31,	January 31,
	2003	2003

	(dollars in millions)
Cash, cash equivalents, and investments	$11,032	$9,905
Days of sales outstanding(a)	31	28
Days of supply in inventory	4	3
Days in accounts payable	71	68

Cash conversion cycle	(36)	(37)

(a)	Days of sales outstanding include the effect of product costs related to in-transit customer shipments that are classified in other current assets. As of October 31, 2003 and January 31, 2003, days of sales outstanding included days of sales in accounts receivable and days of in-transit customer shipments of 27 and 4 days and 24 and 4 days, respectively.

Dell ended the third quarter of fiscal 2004 with a company record $11.0 billion in cash, cash equivalents, and investments, an increase of $1.1 billion from January 31, 2003. Dell invests a large portion of its available cash in highly liquid/highly rated government, agency and corporate debt securities of varying maturities at the date of acquisition. Dell’s investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. As of October 31, 2003, Dell had $9.5 billion invested in these securities. Additionally, Dell invests in equity securities of various private and public entities in order to enhance and extend Dell’s strategic initiatives. As of October 31, 2003, these equity investments totaled $155 million. The remaining $1.3 billion of the $11.0 billion in cash, cash equivalents, and investments, principally consists of cash.

Dell continued to maintain an efficient asset management system with a cash conversion cycle of negative 36 days during the third quarter of fiscal 2004. Dell defers the cost of revenue associated with in-transit customer shipments until they are delivered and revenue is recognized. These deferred costs are included in Dell’s reported days of sales outstanding because management believes it illustrates a more conservative and accurate presentation of Dell’s days of sales outstanding and cash conversion cycle. These deferred costs are recorded in other current assets in Dell’s condensed consolidated statement of financial position and totaled $501 million and $423 million as of October 31, 2003 and January 31, 2003, respectively.

Dell has historically generated annual cash flows from operating activities in amounts greater than net income, driven mainly by efficient cash conversion cycle metrics. Management currently believes that fiscal 2004 cash flows from operations will continue to exceed net income. Management also believes that Dell’s cash flow from operations will continue to be strong and more than sufficient to support its operations and capital requirements, even if economic conditions should deteriorate. Dell currently anticipates that it will continue to utilize its strong liquidity and cash flows to repurchase its common stock, make a limited number of strategic equity investments, consider — and possibly make — acquisitions, invest in systems and processes, and invest in the development and growth of its enterprise products.

Capital Commitments

Consolidation of Leasing Affiliate — Dell is currently a partner in DFS, a joint venture with CIT. The joint venture allows Dell to provide its customers with various financing alternatives while CIT provides the financing for the transaction between DFS and the customer. See Note 6 of “Notes to Condensed Consolidated Financial Statements” included in “Item 1 — Financial Statements.”

Due to the adoption of FIN 46, Dell began consolidating DFS’s financial results at the beginning of the third quarter of fiscal 2004. The consolidation of DFS had no impact on Dell’s net income or earnings per share during the three and nine months ended October 31, 2003 because Dell has historically been recording its 70% equity interest in DFS under the equity method. The impact to any individual line item on Dell’s condensed consolidated statement of operations was not material; however, the consolidation of DFS increased Dell’s consolidated assets and liabilities as of October 31, 2003 by $588 million. The consolidation has not altered the partnership agreement or risk sharing arrangement between Dell and CIT.

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

Restricted Cash — Pursuant to the joint venture agreement between DFS and CIT, DFS is required to maintain certain escrow cash accounts. Accordingly, due to the consolidation of DFS during the third quarter of fiscal 2004, $194 million in restricted cash is included in Dell’s condensed consolidated statement of financial position as of October 31, 2003.

Capital Expenditures — Dell spent $267 million on property, plant, and equipment during the nine months ended October 31, 2003. Product demand and mix, as well as ongoing efficiencies in operating and information technology infrastructure, influence the level and prioritization of Dell’s capital expenditures. Capital expenditures for all of fiscal 2004 are currently expected to be approximately $350 million.

Master Lease Facilities — Dell historically maintained master lease facilities which provided the company with the ability to lease certain real property, buildings, and equipment to be constructed or acquired. These leases have historically been accounted for as operating leases by Dell. During the nine months ended October 31, 2003, Dell paid $636 million to purchase all of the assets covered by its master lease facilities. Accordingly, Dell has no remaining lease commitments under these master lease facilities.

Long Term Debt — As of October 31, 2003, Dell had outstanding $200 million in Senior Notes due April 15, 2008 and $300 million in Senior Debentures due April 15, 2028. Concurrent with the issuance of the Senior Notes and Senior Debentures, Dell entered into interest rate swap agreements converting Dell’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three month London Interbank Offered Rates (“LIBOR”) plus 0.41% and 0.79% for the Senior Notes and Senior Debentures, respectively.

Share Repurchases — Dell has a share repurchase program that authorizes the purchase of up to 1.25 billion shares of common stock to manage the dilution resulting from shares issued under Dell’s employee stock plans. Dell expects to repurchase shares of common stock through a systematic program of open market purchases that will return cash to stockholders and mitigate dilution. During the nine months ended October 31, 2003, Dell repurchased 48 million shares for an aggregate cost of $1.5 billion and expects to repurchase approximately $500 million of shares during the fourth quarter of fiscal 2004.

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

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease”, which was ratified by the FASB in May 2003. EITF 01-8 establishes criteria to be applied to any new or modified agreement in order to ascertain if such agreement is in effect a lease, and therefore subject to lease accounting treatment and disclosure requirements principally found in SFAS No. 13, “Accounting for Leases”. The provisions of EITF Issue No. 01-8 are effective for arrangements entered into or modified as of August 2, 2003. This pronouncement did not have a material impact on Dell consolidated results of operations or financial position.

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

(b) Reports on Form 8-K.

On August 14, 2003, Dell filed a current report on Form 8-K reporting that it had issued a press release regarding its financial results for the fiscal quarter ended August 1, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC.

December 15, 2003	/s/ ROBERT W. DAVIS ------------------------------ Robert W. Davis Vice President, Corporate Finance (On behalf of the registrant and as principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

31.1	Certification of Michael S. Dell, Chairman of the Board and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certifications of Michael S. Dell, Chairman of the Board and Chief Executive Officer, and James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350