Form 10-K
period 2004-01-30
DELL INC
filed 2004-04-12
CIK 826083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☒     No ☐

Approximate aggregate market value of common stock held by non-affiliates of the registrant as of August 1, 2003	$75.6 billion
Number of shares of common stock outstanding as of March 26, 2004	2,530,660,582

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in July 2004, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

All percentage amounts and ratios were calculated using the underlying data in thousands. All references to industry market share and growth data are based upon information provided by IDC. Market share data is for the full calendar year and all Dell growth rates are on a fiscal year-over-year basis.

PART I

ITEM 1 —	BUSINESS

General

Dell Inc. (formerly Dell Computer Corporation), with annual revenue of $41.4 billion, is a premier provider of computing products and services. As a result of its direct business model, Dell was the leading seller of computer systems worldwide and the number one seller in all customer segments in the United States during calendar 2003.

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

Dell is a Delaware corporation that was incorporated in May 1984. Dell is based in Round Rock, Texas and conducts operations worldwide through wholly owned subsidiaries. See “Item 1 — Business — Geographic Areas of Operations.” Unless otherwise specified, references in this Report to Dell include its consolidated subsidiaries. Dell operates principally in one industry segment.

Dell’s common stock is listed on The Nasdaq National Market under the symbol DELL. See “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Business Strategy

Dell’s business strategy combines its direct customer model with a highly efficient manufacturing and supply chain management organization and an emphasis on standards-based technologies. This strategy enables Dell to provide customers with superior value; high-quality, relevant technology; customized systems; superior service and support; and products and services that are easy to buy and use. The key tenets of Dell’s business strategy are:

•	A direct relationship is the most efficient path to the customer. Direct customer relationships provide a constant flow of information about customers’ plans and requirements and enable Dell to continually refine its product offerings. The direct model also eliminates the need to support an extensive network of wholesale and retail dealers. As a result, Dell reduces customers’ prices by avoiding expenditures associated with the retail channel, such as higher inventory carrying costs, obsolescence associated with technology products, and retail mark-ups.

•	Customers can purchase custom-built products and custom-tailored services. Dell believes the direct model is the most effective business model for providing solutions that truly address customer needs. In addition, Dell’s flexible, build-to-order manufacturing process enables Dell to achieve faster inventory turnover and reduced inventory levels. This allows Dell to rapidly incorporate new technologies and components into its product offerings and to rapidly pass on component cost savings directly to its customers.

•	Dell is the low-cost leader. Dell’s highly efficient supply chain management and manufacturing organization, efficient direct-to-customer model, and concentration on standards-based technologies allow Dell to maintain the lowest cost structure in the industry and pass on those savings to its customers. Additionally, Dell’s focus on cost control during fiscal 2004 resulted in the lowest operating expense (measured as a percent of net revenue) in Dell’s history and the lowest among its major competitors during the year. Dell’s relentless focus on reducing its costs allows it to consistently provide customers with a superior value.

•	Dell provides a single point of accountability for its customers. Dell recognizes that as technology needs become more complex, it becomes more challenging for customers to efficiently address their computing needs. Dell therefore strives to be the single point of accountability for customers with complex technological challenges. Dell offers an array of services designed to provide customers the ability to maximize system performance, efficiency, and return on investment.

•	Standards-based technologies deliver the best value to customers. Dell believes that standards-based technologies are critical to providing customers with relevant, high-value products and services. Focusing on standards gives customers the benefit of extensive research and development from Dell and its entire supply chain, rather than a single company. Unlike proprietary technologies, standards provide customers with flexibility and choice while allowing their purchasing decisions to be based on performance, cost, and customer service.

Products

Dell designs, develops, manufactures, markets, sells, and supports a wide range of computer systems that are customized to customer requirements. These include enterprise systems (servers, storage, networking products, and workstations), client systems (notebook and desktop computer systems), printing and imaging systems, and software and peripherals.

•	Servers. Dell’s standards-based PowerEdgeTM line of servers is designed to provide customers affordable performance, reliability, and scalability. Options include high performance rack and tower servers for enterprise customers and aggressively priced tower and appliance servers for small organizations and networks. Dell ranks number one in the U.S. and number two worldwide in shipments of x86 servers (based on standard Intel architecture). During calendar 2003, Dell increased its worldwide market share ranking by 1.8 points and maintained its No. 2 position at 23.4%.

•	Storage. Dell/ EMCTM and Dell’s PowerVaultTM lines of storage products offer customers a comprehensive portfolio of cost-effective hardware and software solutions to protect customer data. Dell offers external storage, tape backup products, network attached storage, fibre channel arrays, storage area networks, and rack solutions. Net revenue for Dell’s PowerVault and Dell/ EMC systems grew 58% during fiscal 2004 and continues to become an increasing portion of Dell’s consolidated revenues.

•	Networking Products. Dell’s PowerConnectTM switches are standards-based network switches that connect computers and servers in small- to medium-sized networks. PowerConnect products offer customers enterprise-class features and reliability at a low cost. Dell introduced the PowerConnect line of network switches in the third quarter of fiscal 2002.

•	Workstations. Dell offers the Dell PrecisionTM desktop workstation and the Dell Precision mobile workstation. These products are intended for professional users who demand exceptional performance to run sophisticated applications, such as three-dimensional computer-aided design, digital content creation, geographic information systems, computer animation, software development, and financial analysis. In calendar 2003, Dell held the number one position in the U.S. and worldwide for branded workstation unit shipments.

•	Notebook Computers. Dell offers two lines of notebook computer systems. The LatitudeTM line of notebooks is designed to address a wide range of business and organizational needs, including powerful performance, portability, and flexibility. Latitude offerings range from wireless-ready, highly expandable full-featured models to thin, light ultra-portable models. The InspironTM line of notebooks is targeted to customers who require high-performance computer systems at aggressive prices. Typical customers are individuals or small-to-medium sized businesses that require optimum performance for their investment. Dell ranked number one in the U.S. and number two worldwide in notebook computer shipments in calendar 2003.

•	Desktop Computer Systems. Dell offers two lines of desktop computer systems. The OptiPlexTM line of desktop systems is designed for corporate, institutional, and small business customers who demand highly-reliable, stable, manageable, and easily serviced systems within networked environments. The DimensionTM line of desktop systems is designed for small businesses and home users requiring fast technology turns and high-performance computing. The Dimension product line typically features the latest high-performance components. Dimension customers include corporate and institutional customers as well as small businesses and home users. Dell ranked number one in the U.S. and worldwide in desktop shipments in calendar 2003.

•	Printing and Imaging Systems. Dell offers a wide array of Dell-branded printers, ranging from consumer inkjets to large workgroup lasers. The Dell printer product line is focused on making printing easier to buy, easier to own, and easier to use. All Dell printers feature the Dell Ink Management SystemTM or Dell Toner Management SystemTM, which simplifies the purchasing process by displaying ink or toner levels on the status window during every print job and proactively prompting users to order replacement cartridges directly from Dell. During fiscal 2004, Dell launched its branded printer line and shipped almost two million Dell-branded printers.

•	Software and Peripheral Products. Dell offers a multitude of competitively priced software and peripheral products including those from leading manufacturers. Products offered include software, monitors, printers, handhelds, notebook accessories, networking and wireless products, memory, digital cameras, projectors, and scanners. During fiscal 2004, Dell announced several new Dell peripheral products, including power adaptors, LCD televisions, and MP3 players.

Services

By applying the direct model to its services business, Dell seeks to simplify customers’ computing experience by offering a full range of flexible, tailored solutions. Dell offers a portfolio of services that help maximize information technology (“IT”), rapidly deploy systems, and educate IT professionals and consumers.

•	Managed Services. Dell Managed Services offers customers a wide range of IT management services. These services allow customers to lower annual service costs and enhance system performance without sacrificing control of their IT systems. Dell Managed Services assists customers in planning, deployment, maintenance, asset management, on-site field services, and other related services.

•	Professional Services. Dell Professional Services offers services to help businesses utilize emerging technology, enhance efficiencies, reduce business risk, and maximize return on technology investment. Using its expertise and best practices in technology consulting, application development, solutions integration, and infrastructure design, Dell designs, develops, and implements end-to-end technology solutions.

•	Deployment Services. Dell’s deployment services are designed to rapidly configure and deploy Dell systems and products into IT environments. Dell’s custom factory integration services allow customers to configure systems to meet their specific hardware and software needs. Additional deployment services include asset management and recovery services, custom delivery services, installation services, managed deployment services, and image management services.

•	Support Services. Dell Support Services helps maximize the value and performance of customer technology, while minimizing expense and inconvenience. Offering a variety of customized services and support programs tailored to meet specific customer requirements, Dell’s support ranges from remote software and enterprise support to on-site support. For example, for enterprise customers, Dell offers four tiers of service through Enterprise Support for server and storage systems, ranging from comprehensive around-the-clock support for mission-critical systems to next business day on-site support for non mission-critical systems. For customers in the U.S., Dell’s Total Satisfaction Policy currently allows customers to return desktop and notebook systems to Dell for any reason within 30 days of purchase. In addition, Dell provides a limited warranty for all computer systems for a period generally ranging from 90 days to three years and offers 24 hour telephone and online technical support. Dell also offers warranty upgrades and services such as CompleteCare accidental damage protection, At Home Service for technical support service at home or work, Express Tech Support for priority access to Dell’s technical support team, and home installation services.

•	Training and Certification Services. Dell offers training and certification programs for business and consumer customers worldwide. Dell’s online training programs feature over 1,200 courses for consumer, business, and IT professionals. The courses are designed for all skill levels and range from personal finance to business productivity to IT certification. For enterprise customers, Dell offers Dell service technician training and system administration training and certification (both on-site and at Dell labs) through Dell Certification Programs. These programs provide system administrators and technicians the ability to learn the intricacies of Dell equipment both before and after installation to allow customers to maximize their return on investment.

Financial Services

Dell offers various financing alternatives, asset management services, and other customer financial services for its business and consumer customers in the U.S. through Dell Financial Services L.P. (“DFS”), a joint venture between Dell and CIT Group, Inc. (“CIT”). For government, some small businesses, and international customers, Dell partners with a variety of third-party financial services companies to offer financial services. For additional information about DFS, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidation of Off-Balance Sheet Arrangements — Consolidation of Leasing Affiliate,” and Note 6 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.” See also “Item 1 — Business — Factors Affecting Dell’s Business and Prospects” for information about the risks associated with DFS.

Sales and Marketing

Dell sells its products and services directly to its customers through dedicated sales representatives, telephone-based sales, and online sales through www.dell.com. Dell’s customers include large corporate, government, healthcare and education accounts, as well as small-to-medium businesses and individuals. Within each of Dell’s geographic regions, Dell has divided its sales and marketing resources among these various customer groups. No single customer accounted for more than 10% of Dell’s consolidated net revenue during any of the last three fiscal years.

Dell’s sales and marketing efforts are organized around the needs, trends, and characteristics of Dell’s customers. Dell’s direct model provides direct and continuous feedback from its customers, thereby allowing the company to develop and refine its products and marketing programs for specific customer segments. This constant flow of communication, which is unique to the direct model, also allows Dell to rapidly gauge customer satisfaction and target new or existing products.

For large business and institutional customers, Dell maintains a field sales force throughout the world. Dedicated account teams, which include field-based system engineers and consultants, form long-term relationships to provide each customer with a single source of assistance and develop specific marketing programs for these customers. For large, multinational customers, Dell offers several programs designed to provide single points of contact and accountability with global account specialists, special global pricing, consistent service and support programs across global regions, and access to central purchasing facilities. Dell also maintains specific sales and marketing programs targeted at federal, state, and local governmental agencies as well as specific healthcare and educational markets.

Dell markets its products and services to small-to-medium businesses and consumers primarily by advertising on television and the Internet, advertising in a variety of print media, and by mailing a broad range of direct marketing publications, such as promotional pieces, catalogs, and customer newsletters. A majority of the sales to small-to-medium businesses and consumers occur online through www.dell.com. Dell also operates Dell Direct Stores in certain states as well as non-U.S. locations, which are kiosks typically located within shopping centers, that allow customers to view Dell products in person and purchase online from Dell with the assistance of a Dell expert.

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

Dell’s manufacturing process consists of assembly, functional testing, and quality control. Testing and quality control processes are also applied to components, parts, and subassemblies obtained from suppliers. Quality control is maintained through the testing of components, parts, and subassemblies at various stages in the manufacturing process. Quality control also includes a burn-in period for completed units after assembly, on-going production reliability audits, failure tracking for early identification of production and component problems, and information from Dell’s customers obtained through services and support programs. Dell is certified, worldwide, by the International Standards Organization to the requirements of ISO 9001: 2000. This includes the design, manufacture, and service of computer products in all Dell regions.

Product Development

Dell’s product development efforts are focused on designing and developing standards-based, competitively priced products that incorporate the technologies and features that Dell believes are most desired by its customers. To accomplish this objective, Dell has developed cooperative, working relationships with many of the world’s most advanced technology companies. Working with these companies, Dell engineers manage quality, integrate technologies, and design and manage system architecture. This cooperative approach allows Dell to determine the best method and timing for delivering new technologies to the market.

During fiscal 2004, Dell’s research, development, and engineering expenses were $464 million, compared with $455 million for fiscal 2003 and $452 million for fiscal 2002. Dell invests in research, development, and engineering activities to develop and introduce new products and to support its continued goal of improving and developing efficient procurement, manufacturing, and distribution processes.

Patents, Trademarks, and Licenses

Dell holds a portfolio of 980 U.S. patents and 629 U.S. patent applications pending as of January 30, 2004, and has a number of related foreign patents and patent applications pending. Dell’s U.S. patents expire in years 2005 through 2022. The inventions claimed in those patents and patent applications cover aspects of Dell’s current and possible future computer system products, manufacturing processes, and related technologies. Dell is developing a portfolio of patents that it anticipates will be of value in negotiating intellectual property rights with others in the industry.

Dell has obtained U.S. federal trademark registration for its DELL word mark and its Dell logo mark. Dell owns registrations for 52 of its other marks in the U.S. As of January 30, 2004, Dell had pending applications for registration of 23 other trademarks. Dell believes that establishment of the DELL mark and logo in the U.S. is material to Dell’s operations. Dell has also applied for or obtained registration of the DELL mark and several other marks in approximately 185 other countries.

Dell has entered into a variety of intellectual property licensing and cross-licensing agreements. In addition, Dell has entered into nonexclusive licensing agreements with Microsoft Corporation for various operating system and application software. Dell has also entered into various software licensing agreements with other companies.

From time to time, other companies and individuals assert exclusive patent, copyright, trademark, or other intellectual property rights to technologies or marks that are important to the technology industry or Dell’s business. Dell evaluates each claim relating to its products and, if appropriate, seeks a license to use the protected technology. The licensing agreements generally do not require the licensor to assist Dell in duplicating its patented technology nor do these agreements protect Dell from trade secret, copyright, or other violations by Dell or its suppliers in developing or selling these products. See “Item 1 — Business — Factors Affecting Dell’s Business and Prospects” for information about the risks associated intellectual property rights.

Employees

On January 30, 2004, Dell had approximately 46,000 regular employees. Approximately 22,200 of those employees were located in the U.S., and approximately 23,800 were located in other countries. Dell believes that its ability to attract and retain qualified personnel is critical to its success and achievement of its business plan. Dell has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good. Workforce diversity is an essential part of Dell’s commitment to quality and the future of Dell.

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

Backlog

Dell believes that backlog is not a meaningful indicator of net revenue that can be expected for any period. There can be no assurance that the backlog at any point in time will translate into net revenue in any subsequent period, as unfilled orders can generally be canceled at any time by the customer. At the end of fiscal 2004, 2003, and 2002, backlog was not material.

Geographic Areas of Operations

Dell conducts operations worldwide and is managed in three geographic segments: the Americas, Europe, and Asia Pacific-Japan regions. The Americas region, which is based in Round Rock, Texas, covers the U.S., Canada, and Latin America. Within the Americas, Dell is further segmented into Business and U.S. Consumer. The Americas Business segment includes sales to corporate, government, healthcare, and education customers while the U.S. Consumer segment includes sales primarily to individual consumers. The European region, which is based in Bracknell, England, covers Europe, the Middle East, and Africa. The Asia Pacific-Japan region covers the Pacific Rim, including Australia and New Zealand, and is based in Singapore. In fiscal 2004, approximately 36% of Dell’s net revenue was attributable to international sales. Dell has recently established technical and customer support and related operations in India, Panama, Slovakia, Morocco, and China and intends to continue such efforts in other regions throughout the world as its international business continues to expand. Dell also recently established design centers in China and Taiwan. See “Item 1 — Business — Factors Affecting Dell’s Business and Prospects” for information about certain risks of international activities. For financial information about the results of Dell’s operating segments for each of the last three fiscal years, see Note 8 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

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

•	General economic, business, or industry conditions may result in a decrease in net revenue. As a global company with customers in virtually every business and industry, Dell’s net revenue could deteriorate as a result of macroeconomic trends in both the U.S. and abroad. If the economic climate deteriorates, customers or potential customers could reduce or delay their technology investments. As a result, Dell’s net revenue and earnings could be negatively affected.

•	Dell’s business is extremely competitive and no assurances can be offered that Dell can maintain its competitive advantage. Dell’s success is based on its ability to profitably offer its products at a lower price than its competitors. However, Dell encounters aggressive competition from numerous companies globally in all aspects of its business. Accordingly, Dell cannot provide any assurance that it can maintain or extend this advantage if its competitors alter their cost structure or business model, or take other actions that affect Dell’s current competitive advantage. If Dell is unable to maintain its competitive advantage, a loss of market share, revenue, or profitability may result.

•	A substantial portion of Dell’s net revenue is dependent upon international sales, which are subject to risks and uncertainties. Sales outside the U.S. accounted for approximately 36% of Dell’s net revenue in fiscal 2004. Dell’s future growth rates and success are dependent on continued growth and success in international markets. The success and profitability of Dell’s international operations are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability, unexpected changes in the regulatory environment, trade protection measures, tax laws (including U.S. taxes on foreign operations), and foreign currency exchange rates, any of which could potentially adversely affect Dell’s operations. Further, as Dell generates cash flow in non-U.S. jurisdictions, Dell may experience difficulty transferring such funds to the U.S. in a tax efficient manner.

•	Dell’s overall profitability may not meet expectations if its product, customer, and geographic mix is substantially different than anticipated. The profit margins realized by Dell vary among its products, customers, and geographic markets. Consequently, if Dell’s mix of any of these is substantially different from what it anticipates in any particular period, Dell’s earnings could be less than expected.

•	Dell’s net revenue may not meet expectations if it is unable to accurately predict the effect of seasonality on its business. Dell experiences seasonal trends in the sale of its products. For example, sales to governments (particularly U.S. federal sales) are often stronger in Dell’s third quarter, European sales are often weaker in the third quarter, and consumer sales are typically stronger in the fourth quarter. As Dell increases its market share in the highly seasonal consumer market, this seasonal effect may become more pronounced. If Dell is not able to accurately anticipate seasonal trends, Dell’s net revenue and earnings could be less than expected.

•	Infrastructure failures could have a material adverse effect on Dell’s business. Dell is highly dependent on its infrastructure in order to achieve its business objectives. If Dell experiences a problem that impairs its infrastructure, such as a computer virus, intentional disruption of IT systems by a third-party, manufacturing failure, or telephone system failure, the resulting disruptions could impede Dell’s ability to book or process orders, manufacture, and ship in a timely manner or otherwise carry on its business in the ordinary course. Any such events could cause Dell to lose significant customers or revenue and could require Dell to incur significant expense to eliminate these problems and address related security concerns. Further, because Dell’s sales are not generally linear during any particular quarterly period, the potential adverse effect resulting from any such events or any other disruption to Dell’s business could be accentuated if it occurs during a disproportionately heavy demand or shipping cycle during any quarterly period.

•	A failure on the part of Dell to effectively manage a product transition will directly affect the demand for Dell’s products and the profitability of Dell’s operations. The technology industry is characterized by continuing improvements in technology, which result in the frequent introduction of new products, short product life cycles, and continual improvement in product price/performance characteristics. Product transitions present some of the greatest executional challenges and risks for any technology company. Accordingly, if Dell is unable to effectively manage a product transition, its business and results of operations could be negatively affected. In addition, continuing technological advancement, which is a significant driver of customer demand, is largely beyond Dell’s control.

•	Disruptions in component availability could unfavorably affect Dell’s performance. Dell’s direct business model gives it the ability to operate with reduced levels of component and finished goods inventories. Dell’s financial success in recent periods has been due in part to its supply chain management practices, including its ability to achieve rapid inventory turns. However, because Dell maintains only minimal levels of component inventory, Dell’s financial performance, as well as its ability to satisfy customer needs, could be negatively affected if it suffers a disruption in component availability.

•	Dell’s reliance on suppliers creates risks and uncertainties. Dell’s manufacturing process requires a high volume of quality components that are procured from third-party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts (which can adversely affect the reliability and reputation of Dell’s products), a shortage of components and reduced control over delivery schedules (which can adversely affect Dell’s manufacturing efficiencies), and increases in component costs (which can adversely affect Dell’s profitability).

•	Dell could experience manufacturing interruptions, delays, or inefficiencies if it is unable to timely and reliably procure components from certain single-sourced suppliers. Dell maintains several single-source supplier relationships, either because alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could affect operating results adversely.

•	Dell’s results may be affected if it does not effectively hedge its exposure to fluctuations in foreign currency exchange rates. Dell utilizes derivative instruments to hedge its exposure to fluctuations in foreign currency exchange rates and interest rates. Some of these instruments and contracts may involve elements of market and credit risk in excess of the amounts recognized in the Consolidated Financial Statements. For additional information about risk on financial instruments, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.” Further, Dell may experience a decrease in revenue from its international operations if it is does not effectively hedge its exposure to currency fluctuations.

•	Dell’s continued business success may be largely dependent on its ability to obtain licenses to intellectual property developed by others on commercially reasonable and competitive terms. If Dell or its suppliers are unable to obtain desirable technology licenses, Dell could be prohibited from marketing products, could be forced to market products without desirable features or could incur substantial costs to redesign its products, defend legal actions, or pay damages.

•	Dell cannot provide any assurance that current environmental laws, or any laws enacted in the future, will not have a material adverse effect on Dell. Dell’s operations are subject to environmental regulation in each of the jurisdictions in which Dell conducts business. Some of Dell’s manufacturing operations use substances that are highly regulated in various jurisdictions. If Dell does not comply with applicable rules and regulations in connection with the use of such substances, Dell could be subject to significant liability.

•	If DFS is unable to provide financing to Dell’s customers, Dell would be forced to find alternative sources for financing for its customers or self-finance these activities and, as a result, could experience a decline in its cash flow from operations. Although Dell has no economic exposure to the existing assets and liabilities of DFS, should the joint venture experience an interruption in operations, Dell would likely have to find alternative sources for future financing arrangements with its customers. Dell is dependent upon DFS to provide financing for a significant number of customers who elect to finance Dell products, and DFS is highly dependent upon CIT to access the capital markets to provide funding for these transactions. If CIT is unable to access the capital markets, DFS may not be able to fund customer financing arrangements. Upon any such interruption in services, Dell would be forced to find alternative sources for financing for its customers or self-finance these activities. Dell’s alternatives could include negotiating a financing arrangement with another entity or financing customer purchases itself. Absent such an alternative financing arrangement, Dell could experience reductions in cash flows due to losses in originations of financing arrangements. Although Dell believes that it can find alternative sources for financing for these activities, Dell could nonetheless experience a decline in its cash flow from operations if it is unable to do so in a timely manner. Currently, Dell does not anticipate any such interruption in DFS operations.

•	Armed hostilities, terrorism or public health issues could have a material adverse effect on Dell’s business. Armed hostilities, terrorism, or public health issues, whether in the U.S. or abroad, could cause damage or disruption to Dell, its suppliers or customers, or could create political or economic instability, any of which could have a material adverse effect on Dell’s business. Although it is impossible to predict the consequences of any such events, such events could result in a decrease in demand for Dell’s products, could make it difficult or impossible for Dell to deliver products or for its suppliers to deliver components, and could create delay and inefficiencies in Dell’s supply chain.

Trademarks and Service Marks

Unless otherwise noted, trademarks appearing in this Report are trademarks of Dell. Dell disclaims proprietary interest in the marks and names of others. EMC is a registered trademark of EMC Corporation.

Website Access to Dell’s SEC Reports

Dell maintains an Internet website at www.dell.com. Dell’s periodic reports with the Securities and Exchange Commission (“SEC”) (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Section 16 filings) are accessible through Dell’s Investor Relations website at www.dell.com/investor, free of charge, as soon as reasonably practicable after these reports are filed electronically with the SEC.

Executive Officers of Dell

The following table sets forth the name, age, and position of each of the persons who were serving as executive officers of Dell as of March 31, 2004:

Name	Age	Title

Michael S. Dell	39	Chairman of the Board and Chief Executive Officer
Kevin B. Rollins	51	President and Chief Operating Officer
William J. Amelio	46	Senior Vice President, Asia Pacific-Japan
Paul D. Bell	43	Senior Vice President, Europe, Middle East and Africa
Jeffrey W. Clarke	41	Senior Vice President, Product Group
Thomas B. Green	49	Senior Vice President, Law and Administration and Secretary
John S. Hamlin	38	Senior Vice President, U.S. Consumer Business
Joseph A. Marengi	50	Senior Vice President, Americas
John K. Medica	45	Senior Vice President, Product Group
Rosendo G. Parra	44	Senior Vice President, Americas
James M. Schneider	51	Senior Vice President and Chief Financial Officer

Michael S. Dell — Mr. Dell has served as the Chairman of the Board and Chief Executive Officer of Dell since he founded the company in 1984. He serves as an IT governor of the World Economic Forum, is a member of the World Economic Forum Foundation Board, serves on the executive committee of the International Business Council, and is a member of the U.S. Business Council. He is also a member of the Computer Systems Policy Project, serves on the U.S. President’s Council of Advisors on Science and Technology, and sits on the governing board of the Indian School of Business in Hyderabad, India.

Kevin B. Rollins — Mr. Rollins currently serves as President and Chief Operating Officer of Dell. In this role, he is responsible for Dell’s day-to-day global operations and, with Mr. Dell, establishes Dell’s strategic direction. Mr. Rollins joined Dell in April 1996 as Senior Vice President, Corporate Strategy, was named Senior Vice President, General Manager — Americas in May 1996, and was named Vice Chairman in 1997. In 2001, Mr. Rollins’ title was changed from Vice Chairman to President and Chief Operating Officer. For 12 years prior to joining Dell, Mr. Rollins was employed by Bain & Company, an international strategy consulting firm, most recently serving as a director and partner. Mr. Rollins received a Master of Business Administration degree and a Bachelor of Arts degree from Brigham Young University. Mr. Rollins is the Co-Chairman of the President’s Leadership Council at Brigham Young University, where he founded and continues to sponsor the Rollins Center for E-Commerce. In April 2003, Mr. Rollins was appointed by President George W. Bush to serve on the Advisory Committee for Trade Policy and Negotiation, offering counsel to the U.S. Trade Representative on matters of policy affecting national interests. Mr. Rollins is also active in the American Enterprise Institute.

William J. Amelio — Mr. Amelio joined Dell in March 2001 as Senior Vice President, Relationship Group, a position he shared with Mr. Marengi, and was named Senior Vice President, Asia Pacific-Japan in May 2001. In this position, Mr. Amelio is responsible for Dell’s operations in all markets in the Asia Pacific-Japan region, including Dell’s manufacturing and customer service centers in that region. Prior to joining Dell, Mr. Amelio was employed by NCR Corp., last serving as Executive Vice President and Chief Operating Officer of NCR’s Retail and Financial Group. Prior to joining NCR, Mr. Amelio served as the President and Chief Executive Officer for Honeywell International Inc.’s transportation and power systems divisions. Preceding that, he led the turbo charging systems business at AlliedSignal Inc. before its merger with Honeywell. His career also includes 18 years with IBM in a variety of senior-management positions, including general manager of operations for IBM’s personal computer company. Mr. Amelio holds a master’s degree in Management from Stanford University and a bachelor’s degree in Chemical Engineering from Lehigh University.

Paul D. Bell — Mr. Bell joined Dell in 1996 and has served as Senior Vice President, Europe, Middle East and Africa since February 2000. In this role, Mr. Bell is responsible for Dell’s operations in all markets in the Europe, Middle East and Africa region, including Dell’s manufacturing and customer service centers in that region. Prior to this, Mr. Bell served as Senior Vice President, Home and Small Business. Prior to joining Dell, Mr. Bell was a management consultant with Bain & Company for six years, including two years as a consultant for Dell. Mr. Bell received bachelor’s degrees in Fine Arts and Business Administration from Pennsylvania State University and a Master of Business Administration degree from the Yale School of Organization and Management.

Jeffrey W. Clarke — Mr. Clarke has served as Senior Vice President, Product Group since January 2003. In this role, he is responsible, along with Mr. Medica, for the worldwide development, marketing, quality, and delivery into manufacturing of all Dell client, workstation, networking, server and storage systems, as well as the strategic technology direction for these businesses. Mr. Clarke joined Dell in 1987 as a quality engineer and has served in a variety of engineering, and management roles. In 1995 Mr. Clarke became the director of desktop development, and most recently Mr. Clarke served as Vice President and General Manager, Relationship Product Group. Mr. Clarke received a bachelor’s degree in Electrical Engineering from the University of Texas at San Antonio.

Thomas B. Green — Mr. Green has served as Senior Vice President, Law and Administration since 1997, and is responsible for overseeing Dell’s legal and governmental affairs. Mr. Green joined Dell in 1994 as General Counsel and Secretary, positions he continues to hold. Before joining Dell, Mr. Green served as Executive Vice President and General Counsel of Chicago Title & Trust Company for two years and as Executive Vice President and General Counsel of Trammell Crow Company for two years. Prior to joining Trammel Crow, Mr. Green was a partner in the law firm of Jones, Day, Reavis & Pogue. Mr. Green served as a law clerk to former U.S. Supreme Court Chief Justice Warren Burger and received a Bachelor of Arts degree in English and a Juris Doctor degree from the University of Utah.

John S. Hamlin — Mr. Hamlin has served as general manager of the U.S. Consumer business since May 2000 and was named Senior Vice President, U.S. Consumer Business in January 2003. In this role, he is responsible for all sales, marketing, and customer service activities for the consumer market in the U.S. Prior to his current role, Mr. Hamlin served as Vice President, Home and Small Business in Japan and managed Dell’s Preferred Accounts segment in Japan. Mr. Hamlin joined Dell in March 1996 and held a variety of positions within Dell prior to moving to Japan. Prior to joining Dell, Mr. Hamlin was in venture capital for three years and a management consultant for Bain & Company for six years. Mr. Hamlin is a graduate of Dartmouth College and holds a master’s degree in Business Administration from Harvard Business School.

Joseph A. Marengi — Mr. Marengi joined Dell in 1997 and serves as Senior Vice President, Americas. In this position, Mr. Marengi shares responsibility with Mr. Parra for Dell’s Americas units, serving large and small corporate, government, education, healthcare, and small and medium business customers in the U.S., Canada, and Latin America. He is also responsible for Dell’s services business and for Dell’s manufacturing operations in Austin and Nashville. Prior to joining Dell, Mr. Marengi worked at Novell, Inc., most recently serving as its President and Chief Operating Officer. Prior to joining Novell in 1989, Mr. Marengi served as Vice President of Channel Sales for Excelan, Inc. and in various other executive, sales, and information management positions. From 1978 through 1981, Mr. Marengi served in the U.S. Coast Guard and Coast Guard Reserve, reaching the rank of Lieutenant Commander. Mr. Marengi earned a bachelor’s degree in Public Administration from the University of Massachusetts and a master’s degree in Management from the University of Southern California. Mr. Marengi serves on the Corporate Advisory Board of the USC Marshall School of Business.

John K. Medica — Mr. Medica was named Senior Vice President, Product Group in January 2003. In this role, he is responsible, along with Mr. Clarke, for the worldwide development, marketing, quality, and delivery into manufacturing of all Dell client, workstation, networking, server and storage systems, as well as the strategic technology direction for these businesses. Mr. Medica joined Dell in 1993 as Vice President, Portable Systems. In 1996, Mr. Medica was named President and Chief Operating Officer of Dell’s Japan division. Mr. Medica returned to the U.S. as Vice President, Procurement in August 1997 and later served as Vice President, Web Products Group and Vice President and General Manager, Transactional Product Group. Prior to joining Dell, Mr. Medica held a variety of development and operations positions over a ten-year period at Apple Computer. Mr. Medica graduated from Wake Forest University with a master’s degree in Business Administration and holds a bachelor’s degree in Electrical Engineering from Manhattan College.

Rosendo G. Parra — Mr. Parra joined Dell in 1993 and serves as Senior Vice President, Americas. In this position, he shares responsibility with Mr. Marengi for Dell’s Americas units, serving large and small corporate, government, education, healthcare, and small and medium business customers in the U.S., Canada, and Latin America. He is also responsible for Dell’s services business and for Dell’s manufacturing operations in Austin and Nashville. Prior to joining Dell, Mr. Parra held various sales and general management positions with GRiD Systems Corporation, including Regional Sales Director and Vice President and General Manager of the PC Strategic Business Unit. Before his association with GRiD, Mr. Parra spent nine years in various sales and management positions for the business products division of RadioShack. Mr. Parra earned a bachelor’s degree in Marketing from the University of Maryland.

James M. Schneider — Mr. Schneider is Dell’s Chief Financial Officer. In this role, he is responsible for Dell’s finance function for all business units worldwide, including the controller function, corporate planning, tax, treasury operations, investor relations, corporate development, real estate, risk management, and internal audit. Mr. Schneider joined Dell in 1996 as Vice President of Finance and Chief Accounting Officer, was named Senior Vice President in 1998 and Chief Financial Officer in 2000. For three years prior to joining Dell, Mr. Schneider was employed by MCI Communications Corporation, last serving as Senior Vice President of Corporate Finance. For 19 years prior to joining MCI, Mr. Schneider was associated with Price Waterhouse LLP, serving as a partner for 10 years. Mr. Schneider holds a bachelor’s degree in Accounting from Carroll College in Waukesha, Wisconsin, and is a Certified Public Accountant. He is a member of the board of directors of General Communications, Inc. and Gap, Inc.

ITEM 2 —	PROPERTIES

At January 30, 2004, Dell owned or leased a total of approximately 11.3 million square feet of office, manufacturing, and warehouse space worldwide, approximately 6.9 million square feet of which is located in the U.S. and the remainder located in various non-U.S. countries. Dell believes that it can readily obtain additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

Domestic Properties

Dell’s principal offices are located in Round Rock, Texas (north of Austin), and its U.S. manufacturing facilities are located in Austin, Texas and Middle Tennessee.

Dell owns approximately 350 acres of land in Round Rock, Texas, and the on-site buildings. These buildings, comprising Dell’s Round Rock Campus, contain an aggregate of approximately 2.1 million square feet of office and lab space. Dell’s sales, marketing, and support staff for the Americas region, as well as the corporate headquarters and support functions, are located on the Round Rock campus.

Dell also owns approximately 550 acres of land in Austin, Texas referred to as the Parmer Campus. Approximately 2.0 million square feet of office, lab, manufacturing, and distribution space are located on the campus, including owned office and lab buildings totaling 1.1 million square feet and manufacturing/distribution facilities totaling 900,000 square feet. Approximately 220,000 square feet of the manufacturing/distribution space is currently leased to an unrelated third-party.

Dell leases approximately 1.2 million square feet of space in Middle Tennessee. This includes a 360,000 square foot office building leased in Nashville, Tennessee that houses sales, technical support, and administrative support staff. Also included is a 300,000 square foot manufacturing facility in Lebanon, Tennessee and a 305,000 square foot manufacturing facility in Nashville, Tennessee. Approximately 215,000 square feet of warehouse/distribution space is subleased to an unrelated third-party.

In addition to the campuses, Dell also leases approximately 1.5 million square feet of additional space, which is primarily located in Central Texas. Approximately 460,000 square feet is used for manufacturing and distribution and 195,000 square feet houses remote call center and professional services sites. The remaining 860,000 square feet of office and manufacturing space, with lease expiration dates ranging from February 2004 to December 2010, has been taken out of service and has either been subleased or is being marketed for sale or sublease.

International Properties

At January 30, 2004, Dell’s non-U.S. facilities consisted of approximately 4.3 million square feet of office and manufacturing space in approximately 41 countries. Approximately 2.4 million square feet of this space is leased property, with lease expiration dates ranging from February 2004 to June 2020. Dell owns approximately 1.9 million square feet of space.

Dell has manufacturing and office facilities in Eldorado do Sul, Brazil; Limerick, Ireland; Penang, Malaysia; and Xiamen, China. Approximately 100,000 square feet is leased in Eldorado do Sul. Dell has approximately 865,000 square feet of office and manufacturing space in Ireland, the majority of which is owned by Dell. Dell owns two facilities in Penang, Malaysia totaling 580,000 square feet that combine both office and manufacturing space. Both facilities are located on land leased from the State Authority of Penang. Approximately 340,000 square feet of office and manufacturing space is owned in Xiamen, China. Dell also leases approximately 645,000 square feet of office space in Bangalore and Hyderabad, India, where it is expanding its customer phone support and back-office capabilities. Dell has recently established technical and customer support and related operations in India, Panama, Slovakia, Morocco, and China as well as design centers in China and Taiwan.

ITEM 3 —	LEGAL PROCEEDINGS

Dell is subject to various legal proceedings and claims arising in the ordinary course of business. Dell’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on Dell’s financial condition, results of operations, or cash flows.

ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of Dell’s stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2004.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Dell’s common stock is listed on The Nasdaq National Market under the symbol DELL. Information regarding the market prices of Dell’s common stock may be found in Note 10 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

Holders

As of March 26, 2004, Dell’s closing stock price was $33.40 and there were 46,495 holders of record of Dell’s common stock.

Dividends

Dell has never declared or paid any cash dividends on shares of its common stock and currently does not anticipate paying any cash dividends in the immediate future. Any future determination to pay cash dividends will be at the discretion of Dell’s Board of Directors.

ITEM 6 — SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Financial Statements and Supplementary Data.”

	Fiscal Year Ended

	January 30,	January 31,	February 1,	February 2,	January 28,
	2004	2003	2002(a)	2001(b)	2000(c)

	(in millions, except per share data)
Results of Operations:
Net revenue	$41,444	$35,404	$31,168	$31,888	$25,265
Gross margin	7,552	6,349	5,507	6,443	5,218
Operating income	3,544	2,844	1,789	2,663	2,263
Income before cumulative effect of change in accounting principle(d)	2,645	2,122	1,246	2,236	1,666
Net income	$2,645	$2,122	$1,246	$2,177	$1,666
Earnings per common share:
Before cumulative effect of change in accounting principle:
Basic	$1.03	$0.82	$0.48	$0.87	$0.66
Diluted	$1.01	$0.80	$0.46	$0.81	$0.61
After cumulative effect of change in accounting principle:
Basic	$1.03	$0.82	$0.48	$0.84	$0.66
Diluted	$1.01	$0.80	$0.46	$0.79	$0.61
Number of weighted average shares outstanding:
Basic	2,565	2,584	2,602	2,582	2,536
Diluted	2,619	2,644	2,726	2,746	2,728
Cash Flow and Balance Sheet Data:
Net cash provided by operating activities	$3,670	$3,538	$3,797	$4,195	$3,926
Cash, cash equivalents and investments	11,922	9,905	8,287	7,853	6,853
Total assets	19,311	15,470	13,535	13,670	11,560
Long-term debt	505	506	520	509	508
Total stockholders’ equity	$6,280	$4,873	$4,694	$5,622	$5,308

(a)	Includes a pre-tax charge of $742 million. Approximately $482 million relates to employee termination benefits, facilities closure costs, and other asset impairments and exit costs, while the balance of $260 million relates to other-than-temporary declines in the fair value of equity securities.

(b)	Includes a pre-tax charge of $105 million related to employee termination benefits and facilities closure costs.

(c)	Includes a pre-tax charge of $194 million related to a purchase of in-process research and development.

(d)	Effective January 29, 2000, Dell changed its accounting for revenue recognition in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. The cumulative effect of the change on retained earnings as of the beginning of fiscal 2001 resulted in a charge to fiscal 2001 income of $59 million (net of income taxes of $25 million). With the exception of the cumulative effect adjustment, the effect of the change on net income for the fiscal year ended February 2, 2001 was not material.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Dell — through its direct business model — designs, develops, manufactures, markets, sells, and supports a wide range of computer systems and services that are customized to customer requirements. These include enterprise systems (servers, storage and networking products, and workstations), client systems (notebooks and desktops), software and peripherals, and service and support programs. Dell markets and sells its products and services directly to its customers, which include large corporate, government, healthcare and education accounts, as well as small-to-medium businesses and individual consumers. Dell conducts operations worldwide and is managed in three geographic segments: the Americas, Europe, and Asia Pacific-Japan regions. Within the Americas, Dell is further segmented into Business and U.S. Consumer.

Dell’s business strategy combines its direct customer model with a highly efficient manufacturing and supply chain management organization and an emphasis on standards-based technologies. Dell’s objective is to maximize stockholder value by executing a strategy based upon the direct model that focuses on a balance of three priorities: liquidity, profitability, and growth. This strategy enables Dell to provide customers with superior value; high-quality, relevant technology; customized systems; superior service and support; and products and services that are easy to buy and use. Management believes that the Dell model provides the company with advantages in all environments and across all product segments and regions. In addition, management believes that opportunity exists for Dell’s continued profitable growth by increasing its presence in existing markets, entering new markets, and pursuing additional product and service opportunities.

The following table summarizes Dell’s consolidated results of operations for each of the past three fiscal years:

	Fiscal Year Ended

	January 30,	Percentage	January 31,	Percentage	February 1,
	2004	Change	2003	Change	2002

	(dollars in millions)
Net revenue	$41,444	17%	$35,404	14%	$31,168
Gross margin	$7,552	19%	$6,349	15%	$5,507
% of net revenue	18.2%		17.9%		17.7%
Operating expenses	$4,008	14%	$3,505	(6)%	$3,718
% of net revenue	9.7%		9.9%		11.9%
Operating income	$3,544	25%	$2,844	59%	$1,789
% of net revenue	8.6%		8.0%		5.8%
Net income	$2,645	25%	$2,122	70%	$1,246
% of net revenue	6.4%		6.0%		4.0%

During fiscal 2004, Dell reinforced its position as the world’s No. 1 supplier of personal computer systems as its performance continued to outpace the industry. During the year, Dell maintained its focus on standards-based technologies and extending its capabilities further into the enterprise by utilizing its direct-to-customer model to drive down costs while achieving profitable market share growth. Year-over-year net unit shipments increased 26% during fiscal 2004, led by strong growth in Asia Pacific-Japan, U.S. Consumer, and Europe. Dell increased its worldwide market share by almost 2 points during the calendar year and captured the number one market share position at 16.7%. Net revenue increased 17% to $41.4 billion during fiscal 2004 with operating expenses reaching a record low 9.7% of net revenue. Dell’s focus on maximizing operating income dollars resulted in record operating profits and net income of $3.5 billion and $2.6 billion, respectively. Dell also delivered strong liquidity with operating cash flow of $3.7 billion and ended the year with record cash and investments of $11.9 billion.

During calendar 2003, overall technology spending stabilized and corporate spending started to show signs of a recovery with the market producing positive year-over-year unit growth for the past six consecutive quarters. This growth was partially fueled by an intensified competitive pricing environment during the year and a shift in product mix towards lower-priced products and services. In addition, component costs continued to decline during fiscal 2004, but at a more moderate pace than fiscal 2003. These factors contributed to a 7% year-over-year decline in average revenue per-unit sold for Dell during fiscal 2004. Dell’s general practice is to aggressively pass on declines in costs to its customers in order to enhance customer value while increasing market share. Management expects that the competitive pricing environment will continue to be challenging and Dell will continue to adjust its pricing as necessary in response to future competitive and economic conditions.

Results of Operations

Net Revenue

During fiscal 2004, Dell’s strategy and execution translated to the No. 1 worldwide market share position for the calendar year. Dell produced net revenue of $41.4 billion in fiscal 2004, compared to $35.4 billion in fiscal 2003, and $31.2 billion in fiscal 2002. The year-over-year increase in net revenue during fiscal 2004 and 2003 was driven by strong unit growth across all regions and product lines. Dell’s fiscal 2004 growth continued to exceed market growth as consolidated net unit shipments increased 26% year-over-year while industry growth for the calendar year was only 9% (excluding Dell). During fiscal 2003, Dell produced net unit growth of 21%, while the industry declined 1% for the calendar year (excluding Dell). Dell’s strong unit growth during fiscal 2004 was partially offset by lower average selling prices, which can be primarily attributed to the increased competitive pricing environment and moderate declines in component costs.

Dell continues to focus on extending its enterprise computing capabilities with an increase in product mix of enterprise systems to 22% of net revenue in fiscal 2004 from 20% in fiscal 2003. Net revenue for enterprise systems increased 31% year-over-year during fiscal 2004, led by servers and storage. Dell gained 1.8 share points in shipments of x86 servers (based on standard Intel architecture) and maintained its No. 2 share position at 23.4%, compared to 21.6% in calendar 2002. Dell’s revenue growth in storage of 58% during fiscal 2004 was supported by Dell’s partnership with EMC Corporation and the Dell/ EMC storage area networking products as well as Dell’s PowerVault line of direct and network attached storage and tape.

During fiscal 2004, Dell’s desktop products produced year-over-year net unit growth of 23%, as Dell maintained its No. 1 share position worldwide. In addition, Dell held the No. 2 worldwide market share position in notebooks with net unit growth of 35%, compared to 20% in fiscal 2003, as customer trends continue to shift more toward mobile computing. This unit growth was partially offset by a 13% year-over-year decline in average revenue per-unit sold, resulting in net revenue growth of 18% in notebook products for the year in this highly competitive space.

During the year Dell also made substantial progress in its services business as well as its software and peripheral products. Dell continues to improve on attach rates of services to Dell products, producing year-over-year revenue growth for services of 37% during the year. Software and peripherals continued to contribute to Dell’s core business with fiscal 2004 year-over-year revenue growth of 27%, which includes Dell’s recently launched printer business. The following table summarizes Dell’s net revenue and annual market share by segment for each of the past three fiscal years:

	Fiscal Year Ended

	January 30,		January 31,		February 1,
	2004	Change	2003	Change	2002

	(dollars in millions)
Net Revenue:
Americas:
Business	$21,888	13%	$19,394	12%	$17,275
U.S. Consumer	6,715	19%	5,653	26%	4,485

Total Americas	28,603	14%	25,047	15%	21,760
Europe	8,495	23%	6,912	8%	6,429
Asia Pacific-Japan	4,346	26%	3,445	16%	2,979

Total net revenue	$41,444	17%	$35,404	14%	$31,168

Annual Market Share(a):
Americas:
Business	30.2%	2.4	27.8%	3.0	24.8%
U.S. Consumer	23.4%	3.9	19.5%	7.6	11.9%
Total Americas	27.6%	2.8	24.8%	4.5	20.3%
Europe	10.5%	0.9	9.6%	0.6	9.0%
Asia Pacific-Japan	7.4%	1.5	5.9%	0.9	5.0%
Worldwide	16.7%	1.8	14.9%	2.2	12.7%

(a)	Annual market share data represents personal computer units for the full calendar year and is based upon information provided by IDC.

Americas — Dell increased its No. 1 market share position during calendar 2003 by almost 3 points to 27.6%. Year-over-year net unit growth was 23% during fiscal 2004, compared to 25% in fiscal 2003, while net revenue increased 14% and 15% during fiscal 2004 and 2003, respectively. The fiscal 2004 year-over-year increase in revenue was broad-based, but primarily led by growth in enterprise systems of 28%.

In the Americas Business segment, net revenue increased 13% during fiscal 2004 and 12% during fiscal 2003 as corporate spending started to show signs of a recovery. Enterprise systems provided the majority of the growth during fiscal 2004, and led the increase during fiscal 2003, as Dell continues to focus on its enterprise product offerings. Servers contributed more than one-half of the increase in enterprise revenue for the segment during fiscal 2004 while storage continues to produce substantial growth.

In the U.S. Consumer segment, net revenue grew 19% and 26% during fiscal 2004 and 2003, respectively. The decrease in revenue growth during fiscal 2004, compared to fiscal 2003, was mainly due to the increased intensity of the competitive pricing environment in this space and Dell’s focus on profitable growth. Dell produced strong year-over-year net unit growth in consumer notebooks during fiscal 2004 of 67%; however, this growth was partially offset by a decline in average revenue per-unit sold with the shift in product mix towards lower-priced products.

Europe — Dell produced strong performance in Europe, which includes the Middle East and Africa, strengthening its No. 2 annual share position with 10.5% market share during calendar 2003, compared to 9.6% during calendar 2002. Dell generated net unit growth of 30%, including net unit growth in excess of 25% across all product groups, in a market that, aided by currency, grew at a more robust rate of 14% (excluding Dell). Net revenue during fiscal 2004 increased by 23%, compared to 8% in the prior year, which included combined year-over-year net revenue growth of 24% in the focus countries of United Kingdom, France, and Germany.

Asia Pacific-Japan — Dell’s strongest segment revenue growth rate during fiscal 2004 was in Asia Pacific-Japan at 26%, and was led by strong growth and expansion in China. During calendar 2003, Dell generated market share gains in Asia Pacific-Japan of approximately 1.5 share points to 7.4% market share and the No. 3 share position. During fiscal 2004, Dell’s net unit growth was 38% in a market that increased only 8% (excluding Dell), which produced combined net revenue growth of 26% in the focus countries of Japan and China.

For additional information regarding Dell’s segments, see Note 8 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

Gross Margin

Gross margin as a percentage of net revenue continued to improve in fiscal 2004 to 18.2%, compared to 17.9% in fiscal 2003 and 17.7% in fiscal 2002. The year-over-year improvement for fiscal 2004 and 2003 was primarily driven by Dell’s continued cost savings initiatives. As part of management’s focus on improving margins, Dell remains committed to reducing costs through four primary cost reduction initiatives: manufacturing costs, warranty costs, structural or design costs, and overhead or operating expenses. These cost savings initiatives also include providing certain customer technical support and back-office functions from cost effective locations as well as driving more efficient processes and tools globally. Dell’s general practice is to aggressively pass on declines in costs to its customers in order to add customer value while increasing market share. Dell currently expects the component cost and competitive pricing environment will continue to be challenging. However, management believes that the strength of Dell’s direct-to-customer business model, as well as its strong liquidity position, makes Dell better positioned than its competitors to continue profitable market share growth in any business climate.

Operating Expenses

The following table presents information regarding Dell’s operating expenses during each of the past three fiscal years:

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2004	2003	2002

	(dollars in millions)
Operating Expenses:
Selling, general and administrative	$3,544	$3,050	$2,784
Research, development and engineering	464	455	452
Special charges	—	—	482

Total operating expenses	$4,008	$3,505	$3,718
Operating Expenses as a percentage of net revenue:
Selling, general and administrative	8.6%	8.6%	8.9%
Research, development and engineering	1.1	1.3	1.5
Special charges	—	—	1.5

Total operating expenses	9.7%	9.9%	11.9%

During fiscal 2004, Dell continued to execute on maximizing operating income dollars by producing record low operating expenses as a percentage of net revenue of 9.7%. The decrease was primarily a result of previously referred to cost reduction initiatives and Dell’s continued focus and execution on cost control.

Selling, General, and Administrative — During fiscal 2004, selling, general, and administrative expenses remained relatively flat as a percentage of net revenue, compared to fiscal 2003, but increased in absolute dollars. The increase was mainly due to higher compensation costs and corresponds with the increase in net revenue as Dell continues to invest in global expansion efforts as part of its strategy to profitably gain market share. Selling, general, and administrative expenses decreased as a percentage of revenue to 8.6% in fiscal 2003, as compared to 8.9% in fiscal 2002, primarily due to Dell’s previously discussed cost saving initiatives and managing expenses relative to revenue growth.

Research, Development, and Engineering — Dell continues to invest in research, development, and engineering activities to develop and introduce new products. During fiscal 2004, research, development, and engineering expenses decreased slightly as a percentage of net revenue, compared to fiscal 2003 and 2002. The efficiencies are a result of Dell’s continued leverage of its streamlined infrastructure and strategic relationships with its vendor partners. Dell expects to continue to invest in research, development, and engineering activity and has received 980 U.S. patents and applied for an additional 629 patents as of January 30, 2004.

Special Charges — During fiscal 2002, Dell reduced its workforce and exited certain activities to align its cost structure with ongoing economic and industry conditions. Special charges of $482 million related to this action were recorded in operating expenses in the second quarter of fiscal 2002 and included the elimination of approximately 4,000 employee positions worldwide from various business functions and job classes. As of January 30, 2004 and January 31, 2003, substantially all accrued costs related to the $482 million in special charges had been paid.

Investment and Other Income (Loss), net

The following table summarizes Dell’s investment and other income (loss), net for each of the past three fiscal years:

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2004	2003	2002

	(in millions)
Investment income, primarily interest	$200	$227	$314
Gains/(losses) on investments, net	16	(6)	(277)
Interest expense	(14)	(17)	(29)
Other	(22)	(21)	(66)

Investment and other income (loss), net	$180	$183	$(58)

Investment income decreased during fiscal 2004, compared to the prior fiscal year, primarily from a decline in interest rates on investments, which was partially offset by an increase in cash equivalents and investments during the year. The fiscal 2002 loss includes a $260 million impairment charge in the second quarter for other-than-temporary declines in fair value of Dell’s venture investments due to market conditions as well as the investees’ inability to execute their business plans.

Income Taxes

Dell’s effective tax rate was 29.0% in fiscal 2004 compared to 29.9% for fiscal 2003 and 28.0% for fiscal 2002. Differences between Dell’s effective tax rate and the U.S. federal statutory rate of 35% principally result from Dell’s geographical distribution of taxable income and losses and differences between book and tax treatment of certain items. Dell’s effective tax rate may decline in future periods as the company’s business outside the U.S. continues to expand and contribute an increasing portion of Dell’s consolidated operating profits.

Consolidation of Off-Balance Sheet Arrangements

Consolidation of Leasing Affiliate — Dell is currently a partner in Dell Financial Services L.P. (“DFS”), a joint venture with CIT Group Inc. (“CIT”). The joint venture allows Dell to provide its customers with various financing alternatives while CIT provides the financing between DFS and the customer for certain transactions. See Note 6 of “Notes to Consolidated Financial Statements” included in “Item 8 — Financial Statements and Supplementary Data.”

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 provides that if an entity is the primary beneficiary of a Variable Interest Entity (“VIE”), the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. Based on the guidance in FIN 46, Dell concluded that DFS is a VIE and Dell is the primary beneficiary of DFS’s expected cash flows. Accordingly, Dell began consolidating DFS’s financial results at the beginning of the third quarter of fiscal 2004. The consolidation of DFS had no impact on Dell’s net income or earnings per share during fiscal 2004 because Dell has historically been recording its 70% equity interest in DFS under the equity method. The impact to any individual line item on Dell’s consolidated statement of income was not material; however, the consolidation of DFS increased Dell’s consolidated assets and liabilities by $588 million. CIT’s equity ownership in the net assets of DFS as of January 30, 2004 was $17 million, which is recorded as minority interest and included in other non-current liabilities on Dell’s consolidated statement of financial position. The consolidation has not altered the partnership agreement or risk sharing arrangement between Dell and CIT. For a discussion of certain risks associated with DFS’s activities, see “Item 1 — Business — Factors Affecting Dell’s Business and Prospects.”

Master Lease Facilities — Dell historically maintained master lease facilities which provided the company with the ability to lease certain real property, buildings, and equipment to be constructed or acquired. These leases have historically been accounted for as operating leases by Dell. During fiscal 2004, Dell paid $636 million to purchase all of the assets covered by its master lease facilities. Accordingly, the assets formerly covered by these facilities are included in Dell’s consolidated statement of financial position and Dell has no remaining lease commitments under these master lease facilities as of January 30, 2004.

Liquidity, Capital Commitments, and Contractual Cash Obligations

Liquidity

During fiscal 2004, Dell continued to maintain strong liquidity with cash flow from operations of $3.7 billion, compared to $3.5 billion in fiscal 2003. Dell ended fiscal 2004 with a record $11.9 billion in cash and investments, an increase of $2.0 billion over the prior fiscal year end. The following table summarizes Dell’s ending cash, cash equivalents, and investments and the results of Dell’s consolidated statements of cash flows for the past three fiscal years:

	January 30,	January 31,	February 1,
	2004	2003	2002

	(in millions)
Cash, cash equivalents and investments:
Cash and cash equivalents	$4,317	$4,232	$3,641
Debt securities	7,454	5,442	4,311
Equity securities	151	231	335

Cash, cash equivalents and investments	$11,922	$9,905	$8,287

Net cash flow provided by (used in):
Operating activities	$3,670	$3,538	$3,797
Investing activities	(2,814)	(1,381)	(2,260)
Financing activities	(1,383)	(2,025)	(2,702)
Effect of exchange rate changes on cash and cash equivalents	612	459	(104)

Net increase in cash and cash equivalents	$85	$591	$(1,269)

Operating Activities — During fiscal 2004, Dell continued to generate considerable operating cash flows relative to earnings. Cash flows from operating activities during fiscal 2004, 2003, and 2002 resulted primarily from net income, which represents Dell’s principal source of cash. In addition to net income, operating cash flows have historically been impacted by changes in Dell’s cash conversion cycle and, to a lesser extent, income tax benefits that result from the exercise of employee stock options. These tax benefits totaled $181 million, $260 million, and $487 million in fiscal 2004, 2003, and 2002, respectively. These benefits represent corporate tax deductions (that are considered taxable income to the employee) that represent the amount by which the fair value of Dell’s stock exceeds the option strike price on the day the employee exercises a stock option, that reduces Dell’s taxes payable, and that under generally accepted accounting principles are recorded directly to stockholders’ equity accounts rather than to earnings.

Dell’s direct model allows the company to maintain an efficient asset management system which is among the leaders in Dell’s industry. The following table presents the components of Dell’s cash conversion cycle for each of the past three fiscal years:

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2004	2003	2002

Days of sales outstanding(a)	31	28	29
Days of supply in inventory	3	3	4
Days in accounts payable	70	68	69

Cash conversion cycle	(36)	(37)	(36)

(a)	Days of sales outstanding include the effect of product costs related to in-transit customer shipments (arising from the adoption of SAB 101) that are classified in other current assets. At January 30, 2004, January 31, 2003 and February 1, 2002, days of sales outstanding included days of sales in accounts receivable and days of in-transit customer shipments of 28 and 3 days; 24 and 4 days; and 25 and 4 days, respectively.

The year-over-year increase in days of sales outstanding during fiscal 2004 was primarily due to stronger revenues during January 2004, than compared to the prior year. Dell defers the cost of revenue associated with in-transit customer shipments until they are delivered and revenue is recognized. These deferred costs are included in Dell’s reported days of sales outstanding because management believes it illustrates a more conservative and accurate presentation of Dell’s days of sales outstanding and cash conversion cycle. These deferred costs are recorded in other current assets in Dell’s consolidated statement of financial position and totaled $387 million, $423 million, and $367 million as of January 30, 2004, January 31, 2003, and February 1, 2002, respectively.

Investing Activities — Cash used in investing activities during fiscal 2004 was $2.8 billion, as compared to $1.4 billion in fiscal 2003 and $2.3 billion in fiscal 2002. Cash used in investing activities principally consists of net purchases of investments and capital expenditures for property, plant, and equipment. The increase in fiscal 2004, when compared to fiscal 2003, was primarily due to the increase in purchases of investments, net of maturities and sales, as Dell continues to invest its cash provided by operating activities. In addition, during fiscal 2004 Dell purchased $636 million in assets that were held in master lease facilities and previously classified as operating leases. The decrease in cash used in investing activities from fiscal 2002 to 2003 was primarily due to an increase of maturities and sales on investments during fiscal 2003 and timing of reinvesting cash provided by operations.

Financing Activities — Cash used in financing activities during fiscal 2004 was $1.4 billion, as compared to $2.0 billion in fiscal 2003 and $2.7 billion in fiscal 2002. Financing activities primarily consist of the repurchase of Dell common stock, partially offset by the issuance of common stock under employee stock option plans. The decrease in cash used during fiscal 2004, compared to fiscal 2003, was primarily due to an increase in the number of shares issued under employee plans and an increase in the weighted average exercise price of stock options exercised. In addition, the aggregate value of common stock repurchased by Dell declined during fiscal 2004, which was primarily due to a respective decrease in the weighted average share price of common stock repurchased by Dell. The decrease in cash used during fiscal 2003, compared to fiscal 2002, was mainly due to the settlement of put obligations at the beginning of the fourth quarter of fiscal 2003.

Dell has historically generated annual cash flows from operating activities in amounts greater than net income, driven mainly by its efficient cash conversion cycle metrics. Management currently believes that Dell’s fiscal 2005 cash flows from operations will continue to exceed net income and will be more than sufficient to support Dell’s operations and capital requirements. Dell currently anticipates that it will continue to utilize its strong liquidity and cash flows from operations to repurchase its common stock, invest in systems and processes, invest in the growth of its enterprise products, and make a limited number of strategic equity investments.

Capital Commitments

Share Repurchase Program — Dell has a share repurchase program that authorizes the purchase of up to 1.25 billion shares of common stock to manage the dilution resulting from shares issued under Dell’s employee stock plans. As of the end of fiscal 2004, Dell had cumulatively repurchased 1.1 billion shares for an aggregate cost of approximately $14 billion. During fiscal 2004, Dell repurchased 63 million shares of common stock for an aggregate cost of $2.0 billion. Through the fourth quarter of fiscal 2003, Dell previously utilized equity instrument contracts to facilitate its repurchase of common stock. All remaining put and call contracts were settled in full during the fourth quarter of fiscal 2003. Dell now effects its share repurchases entirely through open market transactions and expects to continue to repurchase shares of common stock through a systematic program of open market purchases that will return cash to stockholders and mitigate dilution. For the first quarter of fiscal 2005, Dell expects to spend approximately $1.1 billion repurchasing shares. Dell evaluates its share repurchase program quarterly and expects share repurchases during fiscal 2005 to increase compared to fiscal 2004.

Capital Expenditures — During fiscal 2004, Dell spent $329 million on property, plant, and equipment and $636 million to purchase all of the assets covered by its master lease facilities. Product demand and mix, as well as ongoing efficiencies in operating and information technology infrastructure, influence the level and prioritization of Dell’s capital expenditures. Capital expenditures for fiscal 2005 are currently expected to be approximately $450 million. Capital expenditures during fiscal 2005 are anticipated to be funded by cash flows from operating activities and are estimated to increase compared to recent years due to Dell’s worldwide expansion and the need for additional capacity.

Restricted Cash — Pursuant to the joint venture agreement between DFS and CIT, DFS is required to maintain certain escrow cash accounts. Due to the consolidation of DFS, $253 million in restricted cash is included in other current assets on Dell’s consolidated statement of financial position as of January 30, 2004.

Contractual Cash Obligations

The following table summarizes Dell’s contractual cash obligations as of January 30, 2004. As of the end of fiscal 2004, Dell had no material purchase obligations other than those obligations included as liabilities in Dell’s consolidated statement of financial position. Purchase orders for raw materials or other goods and services are not included in the table below as they typically represent authorizations to purchase rather than binding agreements.

	Payments Due by Period

			Fiscal 2006-	Fiscal 2008-
	Total	Fiscal 2005	2007	2009	Beyond

	(in millions)
Operating leases	$197	$53	$69	$40	$35
Advances under credit facilities	159	57	102	—	—
Long-term debt, including current portion	507	2	3	3	499

Total contractual cash obligations	$863	$112	$174	$43	$534

Operating Leases — Dell leases property and equipment, manufacturing facilities, and office space under non-cancelable leases. Certain of these leases obligate Dell to pay taxes, maintenance, and repair costs.

Advances Under Credit Facilities — DFS maintains credit facilities with CIT which provide DFS with a funding capacity of up to $1.0 billion. Due to the consolidation of DFS, outstanding advances under these facilities totaled $159 million and are included in other current and non-current liabilities on Dell’s consolidated statement of financial position as of January 30, 2004.

Long-Term Debt — As of January 30, 2004, Dell had outstanding $200 million in Senior Notes due April 15, 2008 and $300 million in Senior Debentures due April 15, 2028. For additional information regarding these issuances, see Note 2 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

Concurrent with the issuance of the Senior Notes and Senior Debentures, Dell entered into interest rate swap agreements converting Dell’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London Interbank Offered Rates (“LIBOR”) plus 0.41% and 0.79% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, Dell’s effective interest rates for the Senior Notes and Senior Debentures were 1.733% and 2.068%, respectively, for fiscal 2004.

Market Risk

Dell is exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of its investments. In the normal course of business, Dell employs established policies and procedures to manage these risks.

Foreign Currency Hedging Activities

Dell’s objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations on earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, Dell utilizes foreign currency option contracts and forward contracts to hedge its exposure on forecasted transactions and firm commitments in most of the foreign countries in which it operates. The principal currencies hedged during fiscal 2004 were the Euro, British Pound, Japanese Yen, and Canadian Dollar. Dell monitors its foreign currency exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance Dell’s foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position.

Based on Dell’s foreign currency cash flow hedge instruments outstanding at January 30, 2004 and January 31, 2003, Dell estimates a maximum potential one-day loss in fair value of approximately $53 million and $30 million, respectively, using a Value-at-Risk (“VAR”) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. Dell used a Monte Carlo simulation type model that valued its foreign currency instruments against a thousand randomly generated market price paths. Forecasted transactions, firm commitments, fair value hedge instruments, and accounts receivable and payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that will be incurred by Dell. Additionally, as Dell utilizes foreign currency instruments for hedging forecasted and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. As a result of Dell’s hedging activities, foreign currency fluctuations did not have a material impact on Dell’s results of operations and financial position during fiscal 2004, 2003, and 2002.

Cash and Investments

At January 30, 2004, Dell had $11.9 billion of total cash and investments (including investments in equity securities discussed below), all of which are stated at fair value. Dell’s investment policy is to manage its total cash and investments balances to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. Dell diversifies its investment portfolio by investing in multiple types of investment-grade securities and through the use of third-party investment managers. Based on Dell’s investment portfolio and interest rates at January 30, 2004 and January 31, 2003, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $140 million and $100 million, respectively, in the fair value of the investment portfolio. Changes in interest rates may affect the fair value of the investment portfolio; however, Dell will not recognize such gains or losses unless the investments are sold.

At January 30, 2004, the fair value of investments in equity securities of privately and publicly held technology companies was $110 million. These investments were made in order to enhance and extend Dell’s direct business model and core business initiatives. Because these companies are typically early-stage companies with products or services that are not yet fully developed or that have not yet achieved market acceptance, these investments are inherently risky. Dell currently anticipates that it will continue to make minimal additional investments in fiscal 2005 and will focus on managing its current investments.

Debt

Dell has entered into interest rate swap arrangements that convert its fixed interest rate expense to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swaps qualify for hedge accounting treatment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Dell has designated the issuance of the Senior Notes and Senior Debentures and the related interest rate swap agreements as an integrated transaction. The difference between Dell’s carrying amounts and fair value of its long-term debt and related interest rate swaps was not material at January 30, 2004 and January 31, 2003. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change.

Factors Affecting Dell’s Business and Prospects

There are numerous factors that affect Dell’s business and the results of its operations. These factors include general economic and business conditions; the level of demand for Dell’s products and services; the level and intensity of competition in the technology industry and the pricing pressures that have resulted; the ability of Dell to timely and effectively manage periodic product transitions, as well as component availability and cost; the ability of Dell to develop new products based on new or evolving technology and the market’s acceptance of those products; the ability of Dell to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer, and geographic sales mix of any particular period; Dell’s ability to effectively manage its operating costs; and the effect of armed hostilities, terrorism, or public health issues on the economy generally, on the level of demand for Dell’s products and services, and on Dell’s ability to manage its supply and delivery logistics in such an environment. For a discussion of these and other factors affecting Dell’s business and prospects, see “Item 1 — Business — Factors Affecting Dell’s Business and Prospects.”

Critical Accounting Policies

Dell prepares its financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of GAAP financial statements requires certain estimates, assumptions, and judgments to be made that may affect Dell’s consolidated statement of financial position and results of operations. Dell believes its most critical accounting policies relate to revenue recognition, warranty accruals, and income taxes. Management has discussed the development, selection, and disclosure of its critical accounting policies with the Audit Committee of Dell’s Board of Directors. These critical accounting policies and Dell’s other accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

Revenue Recognition — Dell frequently enters into sales arrangements with customers that contain multiple elements or deliverables such as hardware, software, peripherals, and services. Judgments and estimates are critical to ensure compliance with GAAP. These judgments relate to the allocation of the proceeds received from an arrangement to the multiple elements, the determination of whether any undelivered elements are essential to the functionality of the delivered elements, and the appropriate timing of revenue recognition. Dell offers extended warranty and service contracts to customers that extend and/or enhance the technical support, parts, and labor coverage offered as part of the base warranty included with the product. Revenue from extended warranty and service contracts, for which Dell is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Revenue from sales of third-party extended warranty and service contracts, for which Dell is not obligated to perform, is recognized on a net basis at the time of sale.

Estimates that further impact revenue recognition relate primarily to customer sales returns and allowance for doubtful accounts. Both estimates are relatively predictable based on historical experience. The primary factors affecting Dell’s accrual for estimated customer returns include estimated return rates as well as the number of units shipped that still have a right of return as of the balance sheet date. During recent fiscal years, customer returns as a percentage of gross revenues have declined to approximately 1%. Factors affecting Dell’s allowance for doubtful accounts include historical and anticipated customer default rates of the various aging categories of accounts receivable. Each quarter, Dell reevaluates its estimates to assess the adequacy of its recorded accruals for customer returns and allowance for doubtful accounts and adjusts the amounts as necessary.

Warranty — Dell records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic limited warranty. The specific warranty terms and conditions vary depending upon the product sold and country in which Dell does business, but generally includes technical support, repair parts, labor, and a period ranging from 90 days to three years. Factors that affect Dell’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy Dell’s warranty obligation. The anticipated rate of warranty claims is the primary factor impacting Dell’s estimated warranty obligation. The other factors are relatively insignificant because the average remaining aggregate warranty period of the covered installed base is approximately 20 months, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at pre-established amounts with service providers. Warranty claims are relatively predictable based on historical experience of failure rates. Each quarter, Dell reevaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Income Taxes — Dell calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In determining the future tax consequences of events that have been recognized in Dell’s financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on Dell’s consolidated results of operations or financial position.

Recently Issued Accounting Pronouncements

In December 2003, the SEC issued SAB No. 104, Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. The adoption of SAB 104 did not have a material impact on Dell’s consolidated results of operations or financial position. SAB 104 primarily rescinds the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of Emerging Issues Task Force (“EITF”) EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance.

In December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R, which is the first quarter of fiscal 2005 for Dell. Dell adopted FIN 46 at the beginning of the third quarter of fiscal 2004, which resulted in the consolidation of DFS. See Note 6 of “Notes to Consolidated Financial Statements” included in “Item 8 — Financial Statements and Supplementary Data.” FIN 46R is not expected to have a material impact on Dell’s consolidated results of operations or financial position.

ITEM 7A —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Response to this item is included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

ITEM 8 —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Dell Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dell Inc. and its subsidiaries at January 30, 2004 and January 31, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Dell’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, during fiscal 2004 Dell changed its method of accounting to consolidate the results of Dell Financial Services L.P., an existing joint venture.

PRICEWATERHOUSECOOPERS LLP

Austin, Texas

February 12, 2004

DELL INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in millions)

	January 30,	January 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$4,317	$4,232
Short-term investments	835	406
Accounts receivable, net	3,635	2,586
Inventories	327	306
Other	1,519	1,394

Total current assets	10,633	8,924
Property, plant and equipment, net	1,517	913
Investments	6,770	5,267
Other non-current assets	391	366

Total assets	$19,311	$15,470

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,316	$5,989
Accrued and other	3,580	2,944

Total current liabilities	10,896	8,933
Long-term debt	505	506
Other non-current liabilities	1,630	1,158
Commitments and contingent liabilities (Note 7)	—	—

Total liabilities	13,031	10,597

Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 2,721 and 2,681, respectively	6,823	6,018
Treasury stock, at cost; 165 and 102 shares, respectively	(6,539)	(4,539)
Retained earnings	6,131	3,486
Other comprehensive loss	(83)	(33)
Other	(52)	(59)

Total stockholders’ equity	6,280	4,873

Total liabilities and stockholders’ equity	$19,311	$15,470

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2004	2003	2002

Net revenue	$41,444	$35,404	$31,168
Cost of revenue	33,892	29,055	25,661

Gross margin	7,552	6,349	5,507

Operating expenses:
Selling, general and administrative	3,544	3,050	2,784
Research, development and engineering	464	455	452
Special charges	—	—	482

Total operating expenses	4,008	3,505	3,718

Operating income	3,544	2,844	1,789
Investment and other income (loss), net	180	183	(58)

Income before income taxes	3,724	3,027	1,731
Income tax provision	1,079	905	485

Net income	$2,645	$2,122	$1,246

Earnings per common share:
Basic	$1.03	$0.82	$0.48

Diluted	$1.01	$0.80	$0.46

Weighted average shares outstanding:
Basic	2,565	2,584	2,602
Diluted	2,619	2,644	2,726

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2004	2003	2002

Cash flows from operating activities:
Net income	$2,645	$2,122	$1,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	263	211	239
Tax benefits of employee stock plans	181	260	487
Special charges	—	—	742
(Gains)/losses on investments	(16)	6	17
Other, primarily effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(548)	(483)	178
Changes in:
Operating working capital	872	1,210	826
Non-current assets and liabilities	273	212	62

Net cash provided by operating activities	3,670	3,538	3,797

Cash flows from investing activities:
Investments:
Purchases	(12,099)	(8,736)	(5,382)
Maturities and sales	10,078	7,660	3,425
Cash assumed in consolidation of Dell Financial Services L.P.	172	—	—
Capital expenditures	(329)	(305)	(303)
Purchase of assets held in master lease facilities	(636)	—	—

Net cash used in investing activities	(2,814)	(1,381)	(2,260)

Cash flows from financing activities:
Purchase of common stock	(2,000)	(2,290)	(3,000)
Issuance of common stock under employee plans and other	617	265	298

Net cash used in financing activities	(1,383)	(2,025)	(2,702)

Effect of exchange rate changes on cash and cash equivalents	612	459	(104)

Net increase (decrease) in cash and cash equivalents	85	591	(1,269)
Cash and cash equivalents at beginning of period	4,232	3,641	4,910

Cash and cash equivalents at end of period	$4,317	$4,232	$3,641

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock
	and Capital in
	Excess of
	Par Value		Treasury Stock			Other
					Retained	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Other	Total

Balances at February 2, 2001	2,601	$4,795	—	$—	$839	$62	$(74)	$5,622
Net income	—	—	—	—	1,246	—	—	1,246
Change in net unrealized gain on investments, net of taxes of $36	—	—	—	—	—	(65)	—	(65)
Foreign currency translation adjustments	—	—	—	—	—	2	—	2
Change in net unrealized gain on derivative instruments, net of taxes of $15	—	—	—	—	—	39	—	39

Total comprehensive income								1,222
Stock issuances under employee plans, including tax benefits	69	843	—	—	—	—	10	853
Purchases and retirements	(16)	(30)	52	(2,249)	(721)	—	—	(3,000)
Other	—	(3)	—	—	—	—	—	(3)

Balances at February 1, 2002	2,654	5,605	52	(2,249)	1,364	38	(64)	4,694
Net income	—	—	—	—	2,122	—	—	2,122
Change in net unrealized gain on investments, net of taxes of $14	—	—	—	—	—	26	—	26
Foreign currency translation adjustments	—	—	—	—	—	4	—	4
Change in net unrealized loss on derivative instruments, net of taxes of $42	—	—	—	—	—	(101)	—	(101)

Total comprehensive income								2,051
Stock issuances under employee plans, including tax benefits	27	410	—	—	—	—	6	416
Purchases	—	—	50	(2,290)	—	—	—	(2,290)
Other	—	3	—	—	—	—	(1)	2

Balances at January 31, 2003	2,681	6,018	102	(4,539)	3,486	(33)	(59)	4,873
Net income	—	—	—	—	2,645	—	—	2,645
Change in net unrealized gain on investments, net of taxes of $19	—	—	—	—	—	(35)	—	(35)
Foreign currency translation adjustments	—	—	—	—	—	6	—	6
Change in net unrealized loss on derivative instruments, net of taxes of $5	—	—	—	—	—	(21)	—	(21)

Total comprehensive income								2,595
Stock issuances under employee plans, including tax benefits	40	805	—	—	—	—	—	805
Purchases	—	—	63	(2,000)	—	—	—	(2,000)
Other	—	—	—	—	—	—	7	7

Balances at January 30, 2004	2,721	$6,823	165	$(6,539)	$6,131	$(83)	$(52)	$6,280

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Description of Business and Summary of Significant Accounting Policies

Description of Business — Dell Inc. (formerly Dell Computer Corporation), a Delaware corporation, and its consolidated subsidiaries (collectively referred to as “Dell”) designs, develops, manufactures, markets, sells, and supports a wide range of computer systems and services that are customized to customer requirements. These include enterprise systems (servers, storage and networking products, and workstations), client systems (notebooks and desktops), software and peripherals, and service and support programs. Dell markets and sells its products and services directly to its customers, which include large corporate, government, healthcare and education accounts, as well as small-to-medium businesses and individual consumers.

Fiscal Year — Dell’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. Fiscal 2004, 2003, and 2002 all included 52 weeks.

Principles of Consolidation — The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All significant intercompany transactions and balances have been eliminated.

Dell is currently a partner in Dell Financial Services L.P. (“DFS”), a joint venture with CIT Group Inc. (“CIT”). The joint venture allows Dell to provide its customers with various financing alternatives while CIT provides the financing between DFS and the customer for certain transactions. In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 provides that if an entity is the primary beneficiary of a Variable Interest Entity (“VIE”), the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. Based on the guidance in FIN 46, Dell concluded that DFS is a VIE and Dell is the primary beneficiary of DFS’s expected cash flows. Accordingly, Dell began consolidating DFS’s financial results at the beginning of the third quarter of fiscal 2004. See Note 6 of “Notes to Consolidated Financial Statements.”

Use of Estimates — The preparation of financial statements in accordance with GAAP requires the use of management’s estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end, and the reported amounts of revenues and expenses during the fiscal year. Actual results could differ from those estimates.

Cash and Cash Equivalents — All highly liquid investments with original maturities of three months or less at date of purchase are carried at cost plus accrued interest, which approximates fair value, and are considered to be cash equivalents. All other investments not considered to be cash equivalents are separately categorized as investments.

Investments — Dell’s investments in debt securities and publicly traded equity securities are classified as available-for-sale and are reported at fair market value (based on quoted market prices) using the specific identification method. Unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity. Realized gains and losses on investments are included in investment and other income (loss), net when realized. All other investments are initially recorded at cost and charged against income when a decline in the fair market value of an individual security is determined to be other-than-temporary.

Inventories — Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis.

Property, Plant, and Equipment — Property, plant, and equipment are carried at depreciated cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which range from 10 to 30 years for buildings and two to five years for all other assets.

Leasehold improvements are amortized over the shorter of five years or the lease term. Gains or losses related to retirements or disposition of fixed assets are recognized in the period incurred. Dell performs reviews for the impairment of fixed assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Dell capitalizes eligible internal-use software development costs incurred subsequent to the completion of the preliminary project stage. Development costs are amortized over the shorter of the expected useful life of the software or five years.

Foreign Currency Translation — The majority of Dell’s international sales are made by international subsidiaries, most of which have the U.S. dollar as their functional currency. Local currency transactions of international subsidiaries, which have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement of monetary assets and liabilities are included in investment and other income (loss), net. Dell’s subsidiaries that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. Revenue and expenses from these international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur. The resulting gains and losses from translation are included as a component of stockholders’ equity.

Hedging Instruments — Dell applies Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires Dell to recognize all derivatives as either assets or liabilities in its consolidated statement of financial position and measure those instruments at fair value.

Treasury Stock — Effective with the beginning of the second quarter of fiscal 2002, Dell began holding repurchased shares of its common stock as treasury stock. Prior to that date, Dell retired all such repurchased shares which were recorded as a reduction to retained earnings. Dell accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Revenue Recognition — Net revenue includes sales of hardware, software and peripherals, and services (including extended service contracts and professional services). These products and services are sold either separately or as part of a multiple-element arrangement. Dell allocates fees from multiple-element arrangements to the elements based on the relative fair value of each element, which is generally based on the relative list price of each element. For sales of extended warranties with a separate contract price, Dell defers revenue equal to the separately stated price. Revenue associated with undelivered elements is deferred and recorded when delivery occurs. Product revenue is recognized, net of an allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Revenue from extended warranty and service contracts, for which Dell is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Revenue from sales of third-party extended warranty and service contracts, for which Dell is not obligated to perform, is recognized on a net basis at the time of sale. During fiscal 2004 Dell adopted Emerging Issues Task Force (“EITF”) Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement’s consideration should be allocated among separate units. EITF 00-21 did not have a material impact on Dell’s consolidated results of operations or financial position.

Dell defers the cost of product revenue for in-transit shipments until the goods are delivered and revenue is recognized. In-transit product shipments to customers totaled $387 million and $423 million as of January 30, 2004 and January 31, 2003, respectively, and are included in other current assets on Dell’s consolidated statement of financial position.

Warranty — Dell records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic limited warranty. The specific warranty terms and conditions vary depending upon the product sold and country in which Dell does business, but generally includes technical support, repair parts, labor, and a period ranging from 90 days to three years. Factors that affect Dell’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy Dell’s warranty obligation. Each quarter, Dell reevaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Shipping Costs — Dell’s shipping and handling costs are included in cost of sales in the accompanying consolidated statement of income for all periods presented.

Advertising Costs — Advertising costs are charged to expense as incurred. Advertising expenses for fiscal 2004, 2003, and 2002, were $473 million, $426 million, and $361 million, respectively.

Website Development Costs — Dell expenses the costs of maintenance and minor enhancements to the features and functionality of its websites.

Special Charges — During the second quarter of fiscal 2002, Dell recorded a special charge of $482 million in operating expenses to reduce its workforce and exit certain activities in order to further align its cost structure with ongoing economic and industry conditions. As part of this undertaking, Dell eliminated approximately 4,000 employee positions worldwide from various business functions and job classes. As of January 30, 2004 and January 31, 2003, substantially all accrued costs related to the $482 million in special charges had been paid. In fiscal 2002, Dell also recorded a $260 million impairment charge in the second quarter for other-than-temporary declines in fair value of Dell’s venture investments due to market conditions as well as the investees’ inability to execute their business plans.

Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings Per Common Share — Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is antidilutive to earnings per share. Accordingly, certain employee stock options and equity put contracts (during fiscal 2003 and 2002 only) have been excluded from the calculation of diluted weighted average shares totaling 138 million, 192 million, and 232 million shares during fiscal 2004, 2003, and 2002, respectively. The following table sets forth the computation of basic and diluted earnings per share for each of the past three fiscal years:

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2004	2003	2002

	(in millions, except per share amounts)
Numerator:
Net income	$2,645	$2,122	$1,246

Denominator:
Weighted average shares outstanding:
Basic	2,565	2,584	2,602
Employee stock options and other	54	60	124

Diluted	2,619	2,644	2,726

Earnings per common share:
Basic	$1.03	$0.82	$0.48
Diluted	$1.01	$0.80	$0.46

Pro Forma Effects of Stock-Based Compensation — As of January 30, 2004, Dell had four stock-based compensation plans and an employee stock purchase plan where stock options or purchase rights were outstanding. See Note 5 of “Notes to Consolidated Financial Statements.” Dell currently applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans.

Under SFAS No. 123, Accounting for Stock-Based Compensation, the value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of freely traded options. Similar to other option pricing models, it requires the input of highly subjective assumptions, including stock price volatility. Because (1) Dell’s employee stock options have characteristics significantly different from those of traded options and (2) changes in the subjective input assumptions can materially affect the estimated fair value, management’s opinion is that the existing option pricing models (including Black-Scholes) do not provide a reliable measure of the fair value of Dell’s employee stock options.

The following table illustrates the effect on net income and earnings per share for each of the past three fiscal years as if Dell had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2004	2003	2002

	(in millions, except per share amounts)
Net income — as reported	$2,645	$2,122	$1,246
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(829)	(723)	(694)

Net income — pro forma	$1,816	$1,399	$552

Earnings per common share:
Basic — as reported	$1.03	$0.82	$0.48
Basic — pro forma	$0.71	$0.54	$0.21
Diluted — as reported	$1.01	$0.80	$0.46
Diluted — pro forma	$0.68	$0.51	$0.19

Under the Black-Scholes option pricing model, the weighted average fair value of stock options at date of grant was $10.25, $11.41, and $13.04, per option for options granted during fiscal 2004, 2003, and 2002, respectively. Additionally, the weighted average fair value of the purchase rights under the employee stock purchase plan granted in fiscal 2004, 2003, and 2002 was $7.88, $7.39, and $6.74 per right, respectively. The weighted average fair value of options and purchase rights under the employee stock purchase plan was determined based on the Black-Scholes model weighted for all grants during the period, utilizing the following assumptions:

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2004	2003	2002

Expected term:
Stock options	3.8 years	5 years	5 years
Employee stock purchase plan	6 months	6 months	6 months
Risk-free interest rate	2.99%	3.76%	4.63%
Volatility	43%	43%	61%
Dividends	0%	0%	0%

During fiscal 2004, Dell evaluated the historical stock option exercise behavior of its employees, among other relevant factors, and determined that the best estimate of expected term of stock options granted in fiscal 2004 was 3.8 years, compared to the previous expected term of 5 years. Dell used expected volatility, as well as other economic data, to estimate the volatility for fiscal 2004 and 2003 option grants, because management believes such volatility is more representative of prospective trends. In fiscal 2002, Dell used historical trailing volatility.

Comprehensive Income — Dell’s comprehensive income is comprised of net income, foreign currency translation adjustments, unrealized gains and losses on derivative financial instruments related to foreign currency hedging, and unrealized gains and losses on marketable securities classified as available-for-sale.

Recently Issued Accounting Pronouncements — In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. The adoption of SAB 104 did not have a material impact on Dell’s consolidated results of operations or financial position. SAB 104 primarily rescinds the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance.

In December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R, which is the first quarter of fiscal 2005 for Dell. Dell adopted FIN 46 at the beginning of the third quarter of fiscal 2004, which resulted in the consolidation of DFS. See Note 6 of “Notes to Consolidated Financial Statements.” FIN 46R is not expected to have a material impact on Dell’s consolidated results of operations or financial position.

Reclassifications — Certain prior year amounts have been reclassified to conform to the fiscal 2004 presentation.

NOTE 2 — Financial Instruments

Disclosures About Fair Values of Financial Instruments

The fair value of investments, long-term debt, and related interest rate derivative instruments has been estimated based upon market quotes from brokers. The fair value of foreign currency forward contracts has been estimated using market quoted rates of foreign currencies at the applicable balance sheet date. The estimated fair value of foreign currency purchased option contracts is based on market quoted rates at the applicable balance sheet date and the Black-Scholes option pricing model. The estimates presented herein are not necessarily indicative of the amounts that Dell could realize in a current market exchange. Changes in assumptions could significantly affect the estimates.

Cash and cash equivalents, accounts receivable, accounts payable, and accrued and other liabilities are reflected in the accompanying consolidated financial statements at cost, which approximates fair value because of the short-term maturity of these instruments.

Investments

The following table summarizes by major security type the fair market value and cost of Dell’s investments. All investments with remaining maturities in excess of one year are recorded as long-term investments in the accompanying consolidated statement of financial position.

	January 30, 2004			January 31, 2003

	Fair			Fair
	Market		Unrealized	Market		Unrealized
	Value	Cost	Gain	Value	Cost	Gain (Loss)

	(in millions)
Debt securities:
U.S. government and agencies	$5,115	$5,108	$7	$3,507	$3,474	$33
U.S. corporate	2,175	2,169	6	1,739	1,705	34
International corporate	159	159	—	151	146	5
State and municipal governments	5	5	—	45	45	—

Total debt securities	7,454	7,441	13	5,442	5,370	72
Equity securities	151	138	13	231	232	(1)

Total investments	$7,605	$7,579	$26	$5,673	$5,602	$71

Short-term	$835	$835	$—	$406	$402	$4
Long-term	6,770	6,744	26	5,267	5,200	67

Total investments	$7,605	$7,579	$26	$5,673	$5,602	$71

As of January 30, 2004, Dell had approximately 530 debt investment positions that had fair market values below their carrying values for a period of less than 12 months. The fair market value and unrealized losses on these investment positions totaled $2.5 billion and $12 million, respectively, as of January 30, 2004. The unrealized losses are due to changes in interest rates and are expected to be temporary in nature.

The following table summarizes Dell’s recognized gains and losses on investments, including impairments of certain investments:

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2004	2003	2002

	(in millions)
Gains	$94	$86	$185
Losses	(78)	(92)	(462)

Net recognized gains (losses)	$16	$(6)	$(277)

The fiscal 2002 recognized loss on investments includes a $260 million charge incurred in the second quarter for other-than-temporary declines in fair value of Dell’s venture investments due to market conditions.

Dell routinely enters into securities lending agreements with financial institutions in order to enhance investment income. Dell requires that the loaned securities be collateralized in the form of cash or securities for values which generally exceed the value of the loaned security. As of January 30, 2004 there were no securities on loan with financial institutions.

Foreign Currency Instruments

Dell uses purchased option contracts and forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in its forecasted transactions denominated in currencies other than the U.S. dollar. Hedged transactions include international sales by U.S. dollar functional currency entities, foreign currency denominated purchases of certain components and intercompany shipments to some international subsidiaries. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is entered into until the time it is settled. These contracts generally expire in twelve months or less.

Dell also uses forward contracts to hedge monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. These contracts are not designated as hedging instruments under GAAP, and therefore, the change in the instrument’s fair value is recognized currently in earnings and is reported as a component of investment and other income (loss), net. The change in the fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. These contracts generally expire in three months or less.

If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is initially deferred in other comprehensive income. These amounts are subsequently recognized in income as a component of net revenue or cost of revenue in the same period the hedged transaction affects earnings. The ineffective portion of the change in the fair value of cash flow hedge is recognized currently in earnings and is reported as a component of investment and other income (loss), net. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the forecasted transaction’s terminal value. During fiscal years 2004 and 2003, Dell did not discontinue any cash flow hedges as substantially all forecasted foreign currency transactions were realized in Dell’s actual results. Furthermore, hedge ineffectiveness was not material.

At January 30, 2004, Dell held purchased option contracts with a notional amount of approximately $2.0 billion, a net asset value of $41 million and a net unrealized deferred loss of $58 million, net of taxes. At January 30, 2004, Dell held forward contracts with a notional amount of approximately $3.0 billion, a net liability value of $185 million and a net unrealized loss of $24 million, net of taxes.

At January 31, 2003, Dell held purchased option contracts with a notional amount of approximately $2.0 billion, a net asset value of $31 million and a net unrealized deferred loss of $37 million, net of taxes. At January 31, 2003, Dell held forward contracts with a notional amount of approximately $2.0 billion, a net liability value of $140 million and a net unrealized loss of $25 million, net of taxes.

Long-Term Debt and Interest Rate Risk Management

In April 1998, Dell issued $200 million 6.55% fixed rate senior notes due April 15, 2008 (the “Senior Notes”) and $300 million 7.10% fixed rate senior debentures due April 15, 2028 (the “Senior Debentures”). Interest on the Senior Notes and Senior Debentures is paid semi-annually, on April 15 and October 15. The Senior Notes and Senior Debentures rank pari passu and are redeemable, in whole or in part, at the election of Dell for principal, any accrued interest and a redemption premium based on the present value of interest to be paid over the term of the debt agreements. The Senior Notes and Senior Debentures generally contain no restrictive covenants, other than a limitation on liens on Dell’s assets and a limitation on sale-leaseback transactions.

Concurrent with the issuance of the Senior Notes and Senior Debentures, Dell entered into interest rate swap agreements converting Dell’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London Interbank Offered Rates (“LIBOR”) plus 0.41% and 0.79% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, Dell’s effective interest rates for the Senior Notes and Senior Debentures were 1.733% and 2.068%, respectively, for fiscal 2004.

The interest rate swap agreements are designated as fair value hedges, and the terms of the swap agreements and hedged items are such that effectiveness can be measured using the short-cut method defined in SFAS 133. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change. The difference between Dell’s carrying amounts and fair value of its long-term debt and related interest rate swaps was not material at January 30, 2004 and January 31, 2003.

NOTE 3 — Income Taxes

The provision for income taxes consists of the following:

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2004	2003	2002

	(in millions)
Current:
Domestic	$969	$702	$574
Foreign	132	94	59
Deferred	(22)	109	(148)

Provision for income taxes	$1,079	$905	$485

Income before income taxes included approximately $1.6 billion, $968 million, and $494 million related to foreign operations in fiscal 2004, 2003, and 2002, respectively.

Deferred taxes have not been provided on excess book basis in the amount of approximately $5.1 billion in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future and are essentially permanent in duration. These basis differences arose primarily through the undistributed book earnings of the subsidiaries. The basis differences could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries as well as various other events. Net of available foreign tax credits, residual income tax of approximately $1.4 billion would be due upon a reversal of this excess book basis.

The components of Dell’s net deferred tax asset are as follows:

	Fiscal Year Ended

	January 30,	January 31,
	2004	2003

	(in millions)
Deferred tax assets:
Inventory and warranty provisions	$260	$155
Capital loss carry back	96	—
Deferred revenue	86	186
Leasing	69	17
Investment impairments and unrealized gains	39	118
Provisions for product returns and doubtful accounts	21	44
Other	104	108

	675	628
Deferred tax liabilities:
Fixed assets	(129)	(39)
Other	(74)	(106)

	(203)	(145)

Net deferred tax asset	$472	$483

Current portion (included in other current assets)	$339	$292
Non-current portion (included in other non-current assets)	133	191

Net deferred tax asset	$472	$483

A portion of Dell’s operations operate at a reduced tax rate or free of tax under various tax holidays which expire in whole or in part during fiscal 2010 through 2013. Many of these holidays may be extended when certain conditions are met.

The effective tax rate differed from statutory U.S. federal income tax rate as follows:

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2004	2003	2002

U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign income taxed at different rates	(7.3)	(7.9)	(6.6)
Other	1.3	2.8	(0.4)

Effective tax rate	29.0%	29.9%	28.0%

NOTE 4 — Capitalization

Preferred Stock

Authorized Shares — Dell has the authority to issue five million shares of preferred stock, par value $.01 per share. At January 30, 2004 and January 31, 2003, no shares of preferred stock were issued or outstanding.

Series A Junior Participating Preferred Stock — In conjunction with the distribution of Preferred Share Purchase Rights (see below), Dell’s Board of Directors designated 200,000 shares of preferred stock as Series A Junior Participating Preferred Stock (“Junior Preferred Stock”) and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. At January 30, 2004 and January 31, 2003, no shares of Junior Preferred Stock were issued or outstanding.

Common Stock

Authorized Shares — As of January 30, 2004, Dell is authorized to issue seven billion shares of common stock, par value $.01 per share.

Share Repurchase Program — Dell has a share repurchase program that authorizes the purchase of up to 1.25 billion shares of common stock to manage the dilution resulting from shares issued under Dell’s employee stock plans. As of the end of fiscal 2004, Dell had cumulatively repurchased 1.1 billion shares for an aggregate cost of approximately $14 billion. During fiscal 2004, Dell repurchased 63 million shares of common stock for an aggregate cost of $2.0 billion.

Dell historically utilized equity instrument contracts to facilitate its repurchase of common stock; however, all remaining put and call contracts were settled in full during the fourth quarter of fiscal 2003.

Preferred Share Purchase Rights

In December 1995, Dell distributed a dividend of one Preferred Share Repurchase Right (a “Right”) for each outstanding share of common stock, and since that distribution, shares of common stock have been issued with accompanying Rights. Each Right entitles the holder to purchase shares of Junior Preferred Stock at specified prices and rates. The Rights become exercisable when a person or group acquires 15% or more of Dell’s outstanding common stock. When it becomes exercisable, a Right will entitle the holder (other than the acquiring person or group) to purchase, at the Right’s then current exercise price, the number of shares of common stock having a market value of twice the exercise price of the Right. The Rights also contain provisions relating to mergers or other business combinations.

In certain circumstances, the Board of Directors may, at its option, exchange Rights (other than Rights held by the acquiring person or group) for shares of common stock or shares of Junior Preferred Stock at specified exchange rates. In addition, Dell will be entitled to redeem the Rights at $.001 per Right at any time before a person or group has acquired 15% or more of Dell’s outstanding common stock. The Rights expire on November 29, 2005. The Board of Directors may amend the terms of the Rights to lower the 15% acquisition threshold to not less than the greater of (a) any percentage greater than the largest percentage of common stock known by Dell to be owned by any person (other than Michael S. Dell) or (b) 10%.

Neither the ownership nor the further acquisition of common stock by Michael S. Dell will cause the Rights to become exercisable or nonredeemable or will trigger the other features of the Rights.

NOTE 5 — Benefit Plans

Stock Option Plans — Dell has the following four stock option plans (collectively referred to as the “Option Plans”) under which options were outstanding as of January 30, 2004:

•	The Dell Computer Corporation 1989 Stock Option Plan (the “1989 Option Plan”)

•	The Dell Computer Corporation Incentive Plan (the “1994 Incentive Plan”)

•	The Dell Computer Corporation 1998 Broad-Based Stock Option Plan (the “1998 Broad-Based Plan”), and

•	The Dell Computer Corporation 2002 Long-Term Incentive Plan (the “2002 Incentive Plan”)

The Option Plans are administered by the Compensation Committee of Dell’s Board of Directors.

The 1989 Option Plan, the 1994 Incentive Plan, and the 1998 Broad-Based Plan have been terminated (except for options previously granted under those plans that are still outstanding). Consequently, awards are currently only being made under the 2002 Incentive Plan.

The 2002 Incentive Plan provides for the granting of stock-based incentive awards to Dell’s employees, nonemployee directors, and certain consultants and advisors to Dell. Awards may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares pursuant to existing stock option agreements typically vests pro-rata at each option anniversary date over a five-year period. The options are generally granted at fair market value and must be exercised within ten years from the date of grant. Dell has not issued any options to consultants or advisors to the company since fiscal 1999.

There were 327 million, 365 million, and 290 million options to purchase Dell’s common stock available for future grants under the Option Plans as of January 30, 2004, January 31, 2003, and February 1, 2002, respectively. All of the shares available for future grants as of January 30, 2004 are under the 2002 Incentive Plan.

The following table summarizes stock option activity for the Option Plans:

	Fiscal Year Ended

	January 30, 2004		January 31, 2003		February 1, 2002

		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

	(share data in millions)
Options outstanding — beginning of year	387	$27.09	350	$26.36	344	$24.36
Granted	51	30.01	84	26.37	126	23.24
Exercised	(35)	14.92	(22)	7.69	(63)	3.11
Cancelled	(25)	31.62	(25)	31.75	(57)	32.86

Options outstanding — end of year	378	28.30	387	27.09	350	26.36

Options exercisable — end of year	154	$26.74	130	$22.59	98	$17.49

The following is additional information relating to options for the Option Plans outstanding as of January 30, 2004:

	Options Outstanding			Options Exercisable

			Weighted-
		Weighted-	Average		Weighted-
	Number	Average	Remaining	Number	Average
	of	Exercise	Contractual	of	Exercise
	Shares	Price	Life (Years)	Shares	Price

	(share data in millions)
$0.01-$1.49	13	$1.03	1.85	13	$1.03
$1.50-$14.99	21	$7.72	3.41	21	$7.72
$15.00-$24.99	92	$22.47	7.17	33	$21.75
$25.00-$34.99	140	$28.14	8.19	29	$28.43
$35.00 and over	112	$40.10	6.36	58	$41.10

	378			154

Employee Stock Purchase Plan — Dell has an employee stock purchase plan that qualifies under Section 423 of the Internal Revenue Code and permits substantially all employees to purchase shares of Dell’s common stock. Participating employees may purchase common stock through payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 25 million shares at January 30, 2004, 29 million shares at January 31, 2003, and 33 million shares at February 1, 2002. Common stock issued under this plan totaled 4 million shares in fiscal 2004, 4 million shares in fiscal 2003, and 6 million shares in fiscal 2002.

Restricted Stock Grants — During fiscal 2004, 2003, and 2002, Dell granted 0.6 million shares, 0.3 million shares, and 2.1 million shares, respectively, of restricted stock. The weighted average fair value of restricted stock granted in fiscal 2004, 2003, and 2002 was $27.92, $25.43, and $24.15, respectively. For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted shares typically vest over a seven-year period beginning on the date of grant. Dell records unearned compensation in stockholders’ equity equal to the market value of the restricted shares on the date of grant and charges the unearned compensation to expense over the vesting period.

401(k) Plan — Dell has a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. Substantially all employees in the U.S. are eligible to participate in the plan. Dell matches 100% of each participant’s voluntary contributions, subject to a maximum contribution of 3% of the participant’s compensation. Dell’s contributions during fiscal 2004, 2003, and 2002 were $42 million, $38 million, and $40 million, respectively. Dell’s contributions are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan. Investment options include Dell stock, but neither participant nor Dell contributions are required to be invested in Dell stock.

NOTE 6 — Dell Financial Services

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

Dell currently owns a 70% equity interest in DFS. In accordance with the partnership agreement between Dell and CIT, losses generated by DFS are fully allocated to CIT. Net income generated by DFS is allocated 70% to Dell and 30% to CIT, after CIT has recovered any cumulative losses. If DFS is terminated with a cumulative deficit, Dell is not obligated to fund any losses, including any potential losses on receivables transferred to CIT. Although Dell has a 70% equity interest in DFS, prior to the third quarter of fiscal 2004 the investment was accounted for under the equity method because the company historically could not, and currently does not, exercise control over DFS.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. Based on the guidance in FIN 46, Dell concluded that DFS is a VIE and Dell is the primary beneficiary of DFS’s expected cash flows. Accordingly, Dell began consolidating DFS’s financial results at the beginning of the third quarter of fiscal 2004. The consolidation of DFS had no impact on Dell’s net income or earnings per share during fiscal 2004 because Dell has historically been recording its 70% equity interest in DFS under the equity method. The impact to any individual line item on Dell’s consolidated statement of income was not material; however, the consolidation of DFS increased Dell’s consolidated assets and liabilities by $588 million. CIT’s equity ownership in the net assets of DFS as of January 30, 2004 was $17 million, which is recorded as minority interest and included in other non-current liabilities on Dell’s consolidated statement of financial position. The consolidation has not altered the partnership agreement or risk sharing arrangement between Dell and CIT.

DFS sells, assigns, and transfers all rights to its financing receivables to CIT, subject to limited recourse and servicing provisions. The limited recourse provision is fully funded by DFS through restricted cash escrow accounts which are included in other current assets on Dell’s consolidated statement of financial position as of January 30, 2004. CIT has no recourse or rights of return to Dell, except that end-user customers may return equipment pursuant to Dell’s standard return policy. DFS records transfers of financing receivables in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. A gain or loss is recorded in net revenue when a transfer of finance receivables qualifies as a sale of financial assets under SFAS No. 140. These gains or losses were not material to Dell’s consolidated statement of income during fiscal 2004. Financing receivables that have not been transferred to CIT, due to the timing of completing the transaction, are included in accounts receivable, net, and were not material as of January 30, 2004. Dell recognized revenue of $3.4 billion during fiscal 2004 for equipment sold to end-user customers that is financed by CIT loans. For lease financing arrangements, where Dell typically sells the equipment to DFS and DFS enters into direct financing lease arrangements with the customers, Dell recognized revenue $1.1 billion during fiscal 2004.

DFS maintains credit facilities with CIT which provide DFS with a funding capacity of up to $1.0 billion. As of January 30, 2004, outstanding advances under these facilities totaled $159 million and are included in other current and non-current liabilities on Dell’s consolidated statement of financial position.

Dell is dependent upon DFS to provide financing for a significant number of customers who elect to finance Dell products, and DFS is highly dependent upon CIT to access the capital markets to provide funding for these transactions. If CIT is unable to access the capital markets, Dell would find alternative sources for financing for its customers or self-finance these activities.

NOTE 7	— Commitments, Contingencies, and Certain Concentrations

Lease Commitments — Dell leases property and equipment, manufacturing facilities, and office space under non-cancelable leases. Certain of these leases obligate Dell to pay taxes, maintenance, and repair costs. As of January 30, 2004, future minimum lease payments under these non-cancelable leases were as follows: $53 million in fiscal 2005; $39 million in fiscal 2006; $30 million in fiscal 2007; $20 million in fiscal 2008; $20 million in fiscal 2009; and $35 million thereafter.

Dell historically maintained master lease facilities which provided the company with the ability to lease certain real property, buildings, and equipment to be constructed or acquired. These leases have historically been accounted for as operating leases by Dell. During fiscal 2004, Dell paid $636 million to purchase all of the assets covered by its master lease facilities. Accordingly, the assets formerly covered by these facilities are included in Dell’s consolidated statement of financial position and Dell has no remaining lease commitments under these master lease facilities as of January 30, 2004.

Rent expense under all leases totaled $76 million, $96 million, and $93 million for fiscal 2004, 2003, and 2002, respectively.

Restricted Cash — Pursuant to the joint venture agreement between DFS and CIT, DFS is required to maintain certain escrow cash accounts. Due to the consolidation of DFS, $253 million in restricted cash is included in other current assets on Dell’s consolidated statement of financial position as of January 30, 2004.

Aggregate Deferred Revenue and Warranty Liability — Revenue from extended warranty and service contracts, for which Dell is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Dell records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic limited warranty. Changes in Dell’s aggregate deferred revenue and warranty liability (basic and extended warranties) are presented in the following table:

	Fiscal Year Ended

	January 30,	January 31,
	2004	2003

	(in millions)
Aggregate deferred revenue and warranty liability at beginning of period	$2,042	$1,447
Revenue deferred and costs accrued for new warranties	2,547	2,137
Service obligations honored	(983)	(868)
Amortization of deferred revenue	(912)	(674)

Aggregate deferred revenue and warranty liability at end of period	$2,694	$2,042

Current portion	$1,333	$1,034
Non-current portion	1,361	1,008

Aggregate deferred revenue and warranty liability at end of period	$2,694	$2,042

Legal Matters — Dell is subject to various legal proceedings and claims arising in the ordinary course of business. Dell’s management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on Dell’s financial condition, results of operations or cash flows.

Certain Concentrations — All of Dell’s foreign currency exchange and interest rate derivative instruments involve elements of market and credit risk in excess of the amounts recognized in the consolidated financial statements. The counterparties to the financial instruments consist of a number of major financial institutions. In addition to limiting the amount of agreements and contracts it enters into with any one party, Dell monitors its positions with and the credit quality of the counterparties to these financial instruments. Dell does not anticipate nonperformance by any of the counterparties.

Dell’s investments in debt securities are placed with high quality financial institutions and companies. Dell’s investments in debt securities primarily have maturities of less than five years. Management believes that no significant concentration of credit risk for investments exists for Dell.

Dell markets and sells its products and services to large corporate clients, governments, healthcare and education accounts, as well as small-to-medium businesses and individuals. Dell’s receivables from such parties are well diversified.

Dell purchases a number of components from single sources. In some cases, alternative sources of supply are not available. In other cases, Dell may establish a working relationship with a single source if Dell believes it is advantageous due to performance, quality, support, delivery, capacity or price considerations. If the supply of a critical single-source material or component were delayed or curtailed, Dell’s ability to ship the related product in desired quantities and in a timely manner could be adversely affected. Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which may have an adverse effect on Dell’s operating results.

NOTE 8 — Segment Information

Dell conducts operations worldwide and is managed in three geographic segments: the Americas, Europe, and Asia Pacific-Japan regions. The Americas region, which is based in Round Rock, Texas, covers the U.S., Canada, and Latin America. Within the Americas, Dell is further segmented into Business and U.S. Consumer. The Americas Business segment includes sales to corporate, government, healthcare and education customers while the U.S. Consumer segment includes sales primarily to individual consumers. The European region, which is based in Bracknell, England, covers Europe, the Middle East, and Africa. The Asia Pacific-Japan region covers the Pacific Rim, including Australia and New Zealand, and is based in Singapore.

The accounting policies of Dell’s reportable segments are the same as those described in the summary of significant accounting policies. Dell allocates resources to and evaluates the performance of its segments based on operating income. Corporate expenses are included and special charges are excluded from Dell’s measure of segment operating income for management reporting purposes. The asset totals disclosed by geography are directly managed by those regions and include accounts receivable, inventory, certain fixed assets, and certain other assets. Assets are not allocated specifically to the Business and U.S. Consumer segments within the Americas. Corporate assets primarily include cash and cash equivalents, investments, deferred tax assets, and other assets. The table below presents information about Dell’s reportable segments:

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2004	2003	2002

	(in millions)
Net revenue
Americas:
Business	$21,888	$19,394	$17,275
U.S. Consumer	6,715	5,653	4,485

Total Americas	28,603	25,047	21,760
Europe	8,495	6,912	6,429
Asia Pacific-Japan	4,346	3,445	2,979

Total net revenue	$41,444	$35,404	$31,168

Operating income
Americas:
Business	$2,194	$1,945	$1,482
U.S. Consumer	400	308	260

Total Americas	2,594	2,253	1,742
Europe	637	388	377
Asia Pacific-Japan	313	203	152
Special charges	—	—	(482)

Total operating income	$3,544	$2,844	$1,789

Depreciation and amortization
Americas:
Business	$102	$97	$125
U.S. Consumer	41	38	32

Total Americas	143	135	157
Europe	71	47	54
Asia Pacific-Japan	49	29	28

Total depreciation and amortization	$263	$211	$239

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2004	2003	2002

	(in millions)
Assets
Americas	$3,134	$2,847	$2,319
Europe	1,510	1,302	1,220
Asia Pacific-Japan	860	634	499
Corporate assets	13,807	10,687	9,497

Total assets	$19,311	$15,470	$13,535

The following is net revenue and long-lived asset information by geographic region:

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2004	2003	2002

	(in millions)
Net revenue
United States	$26,510	$23,355	$20,295
Foreign countries	14,934	12,049	10,873

Total net revenue	$41,444	$35,404	$31,168

Long-lived assets
United States	$1,145	$613	$542
Foreign countries	372	300	284

Total long-lived assets	$1,517	$913	$826

The allocation between domestic and foreign net revenue is based on the location of the customers. Net revenue and long-lived assets from no single foreign country comprised more than 10% of Dell’s total net revenues or long-lived assets during fiscal 2004, 2003, and 2002.

The following is net revenue by product groups:

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2004	2003	2002

	(in millions)
Desktop computer systems	$21,026	$18,865	$16,516
Notebook computers	11,380	9,638	8,829
Enterprise systems	9,038	6,901	5,823

Total net revenue	$41,444	$35,404	$31,168

Net revenue by product group includes associated services revenue as well as software and peripherals revenue. No single customer accounted for more than 10% of Dell’s consolidated net revenue during fiscal 2004, 2003, and 2002.

NOTE 9 — Supplemental Consolidated Financial Information

	January 30,	January 31,
	2004	2003

	(in millions)
Supplemental Consolidated Statements of Financial Position Information:
Accounts receivable:
Gross accounts receivable	$3,719	$2,657
Allowance for doubtful accounts	(84)	(71)

	$3,635	$2,586

Inventories:
Production materials	$161	$164
Work-in-process	69	72
Finished goods	97	70

	$327	$306

Property, plant and equipment:
Land and buildings	$1,158	$427
Computer equipment	898	709
Machinery and other equipment	594	526

Total property, plant and equipment	2,650	1,662
Accumulated depreciation and amortization	(1,133)	(749)

	$1,517	$913

Accrued and other current liabilities:
Deferred revenue	$961	$760
Compensation	603	545
Other	2,016	1,639

	$3,580	$2,944

Other non-current liabilities:
Deferred revenue	$1,092	$744
Other	538	414

	$1,630	$1,158

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2004	2003	2002

	(in millions)
Supplemental Consolidated Statements of Income Information:
Research, development and engineering expenses:
Research and development expenses	$330	$319	$321
Engineering expenses	134	136	131

	$464	$455	$452

Investment and other income (loss), net:
Investment income, primarily interest	$200	$227	$314
Gains/(losses) on investments, net	16	(6)	(277)
Interest expense	(14)	(17)	(29)
Other	(22)	(21)	(66)

	$180	$183	$(58)

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2004	2003	2002

	(in millions)
Supplemental Consolidated Statements of Cash Flows Information:
Changes in operating working capital accounts:
Accounts receivable, net	$(813)	$190	$222
Inventories	(53)	(21)	111
Accounts payable	1,283	844	826
Accrued and other liabilities	867	585	(210)
Other, net	(412)	(388)	(123)

	$872	$1,210	$826

Income taxes paid	$699	$607	$120
Interest paid	$30	$20	$31

NOTE 10 — Unaudited Quarterly Results

The following tables contain selected unaudited consolidated statements of income and stock sales price data for each quarter of fiscal 2004 and 2003:

	Fiscal Year 2004

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share data)
Net revenue	$11,512	$10,622	$9,778	$9,532
Gross margin	$2,091	$1,935	$1,778	$1,748
Net income	$749	$677	$621	$598
Earnings per common share(a):
Basic	$0.29	$0.26	$0.24	$0.23
Diluted	$0.29	$0.26	$0.24	$0.23
Weighted average shares outstanding:
Basic	2,557	2,563	2,567	2,572
Diluted	2,616	2,623	2,624	2,614
Stock sales prices per share:
High	$36.52	$36.98	$34.00	$29.89
Low	$32.65	$30.94	$29.49	$22.86

	Fiscal Year 2003

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share data)
Net revenue	$9,735	$9,144	$8,459	$8,066
Gross margin	$1,781	$1,662	$1,515	$1,391
Net income	$603	$561	$501	$457
Earnings per common share(a):
Basic	$0.23	$0.22	$0.19	$0.18
Diluted	$0.23	$0.21	$0.19	$0.17
Weighted average shares outstanding:
Basic	2,576	2,582	2,586	2,595
Diluted	2,621	2,634	2,649	2,672
Stock sales prices per share:
High	$30.94	$29.06	$27.95	$28.91
Low	$23.86	$23.11	$22.33	$23.76

(a)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

ITEM 9A —	CONTROLS AND PROCEDURES

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

In addition, the management of Dell, with the participation of Dell’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Dell’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during Dell’s fourth fiscal quarter. Based on that evaluation, Dell’s Chief Executive Officer and Chief Financial Officer have concluded that there has been no change in Dell’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Dell’s internal control over financial reporting.

PART III

The information called for by Part III of Form 10-K (Item 10 — Directors and Executive Officers of the Registrant, Item 11 — Executive Compensation, Item 12  — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 — Certain Relationships and Related Transactions, and Item 14 — Principal Accountant Fees and Services), to the extent not set forth herein under “Item 1 — Business — Executive Officers of Dell,” is incorporated by reference from Dell’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART IV

ITEM 15 —	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

The following financial statements are filed as a part of this Report under “Item 8 — Financial Statements and Supplementary Data”:

Financial Statement Schedules

The following financial statement schedule is filed as a part of this Report under Schedule II immediately preceding the signature page: Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended January 30, 2004. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

Exhibits

Exhibit
No.			Description of Exhibit

3.1		—	Restated Certificate of Incorporation, filed July 24, 2003 (incorporated by reference to Exhibit 3.2 to Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2003, Commission File No. 0-17017)
3.2		—	Restated Bylaws, as adopted on July 18, 2003 (incorporated by reference to Exhibit 3.3 to Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2003, Commission File No. 0-17017)
4.1		—	Rights Agreement, dated as of November 29, 1995 (incorporated by reference to Exhibit 4 to Dell’s Current Report on Form 8-K, dated November 29, 1995, and filed with the Securities and Exchange Commission on November 30, 1995, Commission File No. 0-17017)
4.2		—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.5		—	Form of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.6		—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
10	.1*	—	Dell Computer Corporation 1989 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to Dell’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993, Commission File No. 0-17017)
10	.2*	—	Amended and Restated Dell Computer Corporation 1994 Incentive Plan (incorporated by reference to Exhibit 99 to Dell’s Registration Statement on Form S-8, filed October 31, 2000, Registration No. 333-49014)
10	.3*	—	Amended and Restated Dell Computer Corporation 1998 Broad Based Stock Option Plan (incorporated by reference to Exhibit 99 to Dell’s Registration Statement on Form S-8, filed October 31, 2000, Registration No. 333-49016)
10	.4*	—	Dell Computer Corporation 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2002, Commission File No. 0-17017)
10	.5*†	—	Amended and Restated Dell Inc. 401(k) Plan, adopted on December 19, 2003
10	.6*†	—	Amended and Restated Dell Computer Corporation Deferred Compensation Plan

Exhibit
No.			Description of Exhibit

10	.7*	—	Executive Incentive Bonus Plan, adopted July 18, 2003 (incorporated by reference to Exhibit 10.1 to Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2003, Commission File No. 0-17017)
10	.8*	—	Form of Indemnification Agreement between Dell and each Non-Employee Director of Dell
21	†	—	Subsidiaries of Dell
23	†	—	Consent of PricewaterhouseCoopers LLP
31	.1†	—	Certification of Michael S. Dell, Chairman of the Board and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31	.2†	—	Certification of James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	.1†	—	Certifications of Michael S. Dell, Chairman of the Board and Chief Executive Officer, and James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

Reports on Form 8-K

On November 13, 2003, Dell filed a current report on Form 8-K reporting that it had issued a press release regarding its financial results for the fiscal quarter ended October 31, 2003.

SCHEDULE II

DELL INC.

VALUATION AND QUALIFYING ACCOUNTS

		Balance at	Charged to	Write-Offs	Balance
Fiscal		Beginning	Bad Debt	Charged to	at End of
Year	Description	of Period	Expense	Allowance	Period

		(in millions)
2004	Allowance for doubtful accounts	$71	$48	$35	$84
2003	Allowance for doubtful accounts	$68	$39	$36	$71
2002	Allowance for doubtful accounts	$69	$39	$40	$68

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL INC.

By:	/s/ MICHAEL S. DELL

Michael S. Dell
Chairman of the Board and
Chief Executive Officer

Date: April 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL S. DELL Michael S. Dell	Chairman of the Board, Chief Executive Officer (principal executive officer) and Director	April 12, 2004

/s/ DONALD J. CARTY Donald J. Carty	Director	April 12, 2004

/s/ WILLIAM H. GRAY, III William H. Gray, III	Director	April 12, 2004

/s/ JUDY C. LEWENT Judy C. Lewent	Director	April 12, 2004

/s/ THOMAS W. LUCE III Thomas W. Luce III	Director	April 12, 2004

/s/ KLAUS S. LUFT Klaus S. Luft	Director	April 12, 2004

/s/ ALEX J. MANDL Alex J. Mandl	Director	April 12, 2004

/s/ MICHAEL A. MILES Michael A. Miles	Director	April 12, 2004

/s/ SAMUEL A. NUNN, JR. Samuel A. Nunn, Jr.	Director	April 12, 2004

/s/ MORTON L. TOPFER Morton L. Topfer	Director	April 12, 2004

/s/ JAMES M. SCHNEIDER James M. Schneider	Sr. Vice President and Chief Financial Officer (principal financial officer)	April 12, 2004

/s/ ROBERT W. DAVIS Robert W. Davis	Vice President, Corporate Finance (principal accounting officer)	April 12, 2004