Form 10-Q
period 2004-04-30
DELL INC
filed 2004-06-09
CIK 826083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended April 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑     No

As of the close of business on May 28, 2004, 2,522,985,743 shares of common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DELL INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions; unaudited)

	April 30,	January 30,
	2004	2004

ASSETS
Current assets:
Cash and cash equivalents	$4,075	$4,317
Short-term investments	1,180	835
Accounts receivable, net	3,424	3,635
Inventories	425	327
Other	2,073	1,519

Total current assets	11,177	10,633
Property, plant and equipment, net	1,510	1,517
Investments	6,631	6,770
Other non-current assets	391	391

Total assets	$19,709	$19,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,518	$7,316
Accrued and other	3,803	3,580

Total current liabilities	11,321	10,896
Long-term debt	505	505
Other non-current liabilities	1,778	1,630

Total liabilities	13,604	13,031

Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 2,726 and 2,721, respectively	6,965	6,823
Treasury stock, at cost: 199 and 165 shares, respectively	(7,670)	(6,539)
Retained earnings	6,862	6,131
Other comprehensive loss	(5)	(83)
Other	(47)	(52)

Total stockholders’ equity	6,105	6,280

Total liabilities and stockholders’ equity	$19,709	$19,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts; unaudited)

	Three Months Ended

	April 30,	May 2,
	2004	2003

Net revenue	$11,540	$9,532
Cost of revenue	9,467	7,784

Gross margin	2,073	1,748
Operating expenses:
Selling, general and administrative	991	826
Research, development and engineering	116	111

Total operating expenses	1,107	937

Operating income	966	811
Investment and other income, net	49	43

Income before income taxes	1,015	854
Income tax provision	284	256

Net income	$731	$598

Earnings per common share:
Basic	$0.29	$0.23

Diluted	$0.28	$0.23

Weighted average shares outstanding:
Basic	2,539	2,572
Diluted	2,593	2,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended

	April 30,	May 2,
	2004	2003

Cash flows from operating activities:
Net income	$731	$598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82	56
Tax benefits from employee stock plans	25	38
Other, primarily effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(112)	(118)
Changes in:
Operating working capital	81	118
Non-current assets and liabilities	195	120

Net cash provided by operating activities	1,002	812

Cash flows from investing activities:
Investments:
Purchases	(3,505)	(1,779)
Maturities and sales	3,264	1,585
Capital expenditures	(82)	(56)

Net cash used in investing activities	(323)	(250)

Cash flows from financing activities:
Purchase of common stock	(1,131)	(500)
Issuance of common stock under employee plans	114	74

Net cash used in financing activities	(1,017)	(426)

Effect of exchange rate changes on cash and cash equivalents	96	106

Net increase (decrease) in cash and cash equivalents	(242)	242
Cash and cash equivalents at beginning of period	4,317	4,232

Cash and cash equivalents at end of period	$4,075	$4,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 —	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dell Inc. (“Dell”) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission (the “SEC”) in Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2004. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of Dell and its consolidated subsidiaries as of April 30, 2004 and January 30, 2004 and the results of its operations and cash flows for the three months ended April 30, 2004 and May 2, 2003. Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE 2 —	INVENTORIES

	April 30,	January 30,
	2004	2004

	(in millions)
Inventories:
Production materials	$261	$161
Work-in-process	72	69
Finished goods	92	97

	$425	$327

NOTE 3 — EARNINGS PER COMMON SHARE AND PRO FORMA EFFECTS OF STOCK-BASED COMPENSATION

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

Dell excludes equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is antidilutive to earnings per share. Accordingly, certain employee stock options have been excluded from the calculation of diluted weighted average shares totaling 133 million and 180 million shares for the first quarter of fiscal 2005 and 2004, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended April 30, 2004 and May 2, 2003:

	Three Months Ended

	April 30,	May 2,
	2004	2003

	(in millions, except per
	share amounts)
Numerator:
Net income	$731	$598
Denominator:
Weighted average shares outstanding:
Basic	2,539	2,572
Employee stock options and other	54	42

Diluted	2,593	2,614

Earnings per common share:
Basic	$0.29	$0.23
Diluted	$0.28	$0.23

Pro Forma Effects of Stock-Based Compensation — Dell currently applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, when accounting for stock-based compensation under its stock plans. The following table sets forth the computation of basic and diluted earnings per share for the three months ended April 30, 2004 and May 2, 2003, and illustrates the effect on net income and earnings per share as if Dell had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended

	April 30,	May 2,
	2004	2003

	(in millions, except per
	share amounts)
Net income — as reported	$731	$598
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	202	231

Net income — pro forma	$529	$367

Earnings per common share:
Basic — as reported	$0.29	$0.23
Basic — pro forma	$0.21	$0.14
Diluted — as reported	$0.28	$0.23
Diluted — pro forma	$0.21	$0.14

Under SFAS No. 123, the value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of freely traded options. Similar to other option pricing models, it requires the input of highly subjective assumptions, including stock price volatility. Because (1) Dell’s employee stock options have characteristics significantly different from those of traded options and (2) changes in the subjective input assumptions can materially affect the estimated fair value, management’s opinion is that the existing option pricing models (including Black-Scholes and Binomial) do not provide a reliable measure of the fair value of Dell’s employee stock options.

NOTE 4 — COMPREHENSIVE INCOME

Dell’s comprehensive income is comprised of net income, foreign currency translation adjustments, unrealized gains and losses on derivative financial instruments related to foreign currency hedging, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three months ended April 30, 2004 and May 2, 2003, was as follows:

	Three Months Ended

	April 30,	May 2,
	2004	2003

	(in millions)
Comprehensive income:
Net income	$731	$598
Foreign currency translations	(3)	(2)
Unrealized gains on foreign currency hedging instruments	114	14
Unrealized gains (losses) on marketable securities	(33)	1

Total comprehensive income, net of taxes	$809	$611

NOTE 5 — AGGREGATE DEFERRED REVENUE AND WARRANTY LIABILITY

Dell records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic limited warranty. Revenue from extended warranty and service contracts, for which Dell is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Changes in Dell’s aggregate deferred revenue and warranty liability are presented in the following table:

	Three Months Ended

	April 30,	May 2,
	2004	2003

	(in millions)
Aggregate deferred revenue and warranty liability, at beginning of period	$2,694	$2,042
Revenue deferred and costs accrued for new warranties	683	601
Service obligations honored	(275)	(232)
Amortization of deferred revenue	(288)	(201)

Aggregate deferred revenue and warranty liability, at end of period	$2,814	$2,210

NOTE 6 —	DELL FINANCIAL SERVICES

Dell is currently a partner in Dell Financial Services L.P. (“DFS”), a joint venture with CIT Group Inc. (“CIT”). The joint venture allows Dell to provide its customers with various financing alternatives while CIT provides the financing for the transaction between DFS and the customer for certain transactions. In general, DFS facilitates customer financing transactions through either loan or lease financing. The term of the joint venture continues until October 31, 2005.

Dell began consolidating DFS’s financial results at the beginning of the third quarter of fiscal 2004 due to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”). The consolidation of DFS had no impact on Dell’s net income or earnings per share because Dell has historically been recording its 70% equity interest in DFS under the equity method. In December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R did not have a material impact on Dell’s consolidated results of operations or financial position.

For customers who desire loan financing, Dell sells equipment directly to customers who, in turn, enter into loans with CIT to finance their purchases. Dell recognized revenue of $992 million during the three months ended April 30, 2004 for equipment sold to end-user customers that is financed by CIT loans. For customers who desire lease financing, Dell usually sells the equipment to DFS, and DFS enters into direct financing lease arrangements with the customers. Dell recognized revenue of $299 million during the three months ended April 30, 2004 for lease financing arrangements.

DFS maintains credit facilities with CIT which provide DFS with a funding capacity of up to $1.0 billion. As of April 30, 2004, outstanding advances under these facilities totaled $160 million and are included in other current and non-current liabilities on Dell’s condensed consolidated statement of financial position.

NOTE 7 — SEGMENT INFORMATION

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

The accounting policies of Dell’s reportable segments are the same as those described in the summary of significant accounting policies in its Annual Report on Form 10-K for the fiscal year ended January 30, 2004. Dell allocates resources to and evaluates the performance of its segments based on operating income. Corporate expenses are included in Dell’s measure of segment operating income for management reporting purposes. The table below presents information about Dell’s reportable segments for the three months ended April 30, 2004 and May 2, 2003:

	Three Months Ended

	April 30,	May 2,
	2004	2003

	(in millions)
Net revenue:
Americas:
Business	$5,758	$4,965
U.S. Consumer	1,738	1,474

Total Americas	7,496	6,439
Europe	2,653	2,032
Asia Pacific-Japan	1,391	1,061

Total net revenue	$11,540	$9,532

Operating income:
Americas:
Business	$565	$498
U.S. Consumer	96	93

Total Americas	661	591
Europe	198	141
Asia Pacific-Japan	107	79

Total operating income	$966	$811

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that are based on Dell’s current expectations. Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties. For a discussion of factors affecting Dell’s business and prospects, see “Item 1 — Business — Factors Affecting Dell’s Business and Prospects” in Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2004. All percentage amounts and ratios were calculated using the underlying data in thousands. All references to industry market share and total market growth data are based on IDC Worldwide PC Tracker, May 2004. Market share data is for the calendar quarter and all Dell growth rates are on a fiscal year-over-year basis.

Overview

Dell — through its direct business model — designs, develops, manufactures, markets, sells, and supports a wide range of computer systems and services that are customized to customer requirements. These include enterprise systems (servers, storage and networking products, and workstations), client systems (notebooks and desktops), software and peripherals, and service and support programs. During the first quarter of fiscal 2005, Dell’s year-over-year performance continued to outpace the industry. Dell increased its worldwide market share by 1.6 points year-over-year and strengthened its position as the world’s No. 1 supplier of personal computer systems with 18.5% market share for the calendar quarter. Dell’s Americas Business and Europe segments led the consolidated year-over-year net unit increase of 25% during the quarter. Net revenue increased 21% year-over-year to a record $11.5 billion and operating expenses remained at a record low 9.6% of net revenue. During the first quarter, Dell continued its focus on maximizing operating profit with operating income and net income of $966 million and $731 million, respectively. Dell also delivered strong liquidity with cash flows from operations of $1.0 billion and ended the quarter with cash, cash equivalents, and investments of $11.9 billion. Dell’s low-cost structure and efficient direct-to-customer model have enabled the company to consistently achieve year-over-year market share growth while maximizing operating profitability.

During the first quarter of fiscal 2005, Dell continued its focus on standards-based technologies and utilized its direct-to-customer model to drive down costs through efficient supply chain management. Dell’s model inherently provides cost advantages in manufacturing, operations, and its supply chain. The direct-to-customer model also provides Dell with a constant flow of information about trends in customers’ plans and requirements. These trends have shown an increased use of standards-based technologies as well as a push towards standardization of services. Unlike proprietary technologies promoted by some of Dell’s top competitors, standards-based technologies provide customers with flexibility and choice while allowing their purchasing decisions to be based on performance, cost, and customer service. This is a trend that favors Dell’s ability to drive for profitable share growth and extend further into the enterprise.

While the current competitive environment remains challenging, corporate spending continues to improve and overall technology spending has stabilized with the market producing seven consecutive quarters of positive year-over-year growth. Management intends to maintain its current strategy of profitable market share growth with a focus on improving overall profitability.

Results of Operations

The following table summarizes the results of Dell’s operations for the three months ended April 30, 2004 and May 2, 2003:

	Three Months Ended

	April 30, 2004		May 2, 2003

		% of Net		% of Net
	Dollars	Revenue	Dollars	Revenue

	(dollars in millions)
Net revenue	$11,540	100.0%	$9,532	100.0%
Gross margin	2,073	18.0%	1,748	18.3%
Operating expenses	1,107	9.6%	937	9.8%
Operating income	966	8.4%	811	8.5%

Net income	$731	6.3%	$598	6.3%

Net Revenue

Net revenue was a record $11.5 billion for the first quarter of fiscal 2005, an increase of $2.0 billion or 21% from the same quarter last year. The year-over-year increase was led by strong net unit growth across all regions and product lines. Dell’s continued focus on extending its enterprise computing capabilities resulted in an increase in product mix of enterprise systems to 21% of net revenue during the three months ended April 30, 2004, from 20% during the same quarter last year. Dell’s server business led the year-over-year increase in enterprise systems net revenue during the quarter. Dell gained 2.9 share points year-over-year in shipments of x86 servers (based on standard Intel architecture) and strengthened its No. 2 share position to 26.2% for the calendar quarter. External storage produced year-over-year revenue growth of 19% during the quarter and continues to be supported by Dell’s partnership with EMC Corporation. During the first quarter, Dell’s notebook and desktop product lines produced year-over-year revenue growth of 24% and 13%, respectively. In addition, services achieved year-over-year revenue growth of 41% during the quarter, while software and peripherals net revenue growth was 39% over the same period. Software and peripherals includes Dell’s printer business, which was launched in fiscal 2004 and is currently the fastest growing product line in Dell’s history.

Dell’s year-over-year net unit growth continued to outpace the market with consolidated net unit shipments increasing 25% during the first quarter while the industry increased only 17% for the calendar quarter. However, this growth was partially offset by a slight year-over-year decrease in average revenue per-unit sold of 3% during the quarter. Despite the continued competitive pricing environment, Dell has outperformed the market by executing on its strategy of gaining profitable market share. Dell continues to execute on its international growth strategy with revenue outside the U.S. increasing to 40% of consolidated net revenue during three months ended April 30, 2004, compared to 38% during the same quarter last year. The following table summarizes Dell’s net revenue by geographic region:

	Three Months Ended

	April 30,	May 2,
	2004	2003

	(in millions)
Net revenue:
Americas:
Business	$5,758	$4,965
U.S. Consumer	1,738	1,474

Total Americas	7,496	6,439
Europe	2,653	2,032
Asia Pacific-Japan	1,391	1,061

Total net revenue	$11,540	$9,532

Americas — Dell increased its No. 1 market share position year-over-year by approximately 2 share points to 33.4% in the U.S. and 30.0% in the Americas overall for the calendar quarter. In the U.S., Dell ended the quarter with the No. 1 market share position in every customer segment. Year-over-year net unit and revenue growth in the Americas was 19% and 16%, respectively, during the three months ended April 30, 2004. The year-over-year increase in revenue was broad-based but primarily led by revenue growth of 20% in notebooks.

In the Americas Business segment, year-over-year net unit and revenue increased 18% and 16%, respectively, during the quarter. Demand for notebook products led the year-over-year revenue growth as corporate spending continues to improve.

In the U.S. Consumer segment, which includes sales primarily to individual consumers, year-over-year net unit and revenue grew 22% and 18%, respectively, during the three months ended April 30, 2004. Consistent with recent quarters, this revenue increase was led primarily by notebooks as consumer trends continue to shift more toward mobile computing.

Europe — In Europe, which includes the Middle East and Africa, Dell strengthened its No. 2 share position year-over-year with market share gains of approximately 1.4 share points to 12.9% market share for the calendar quarter. This growth was led by strong performance in the United Kingdom and France. Net unit shipments grew 37% year-over-year during the first quarter, in a market that, aided by currency, grew at a robust rate of 21% for the calendar quarter. This net unit growth delivered year-over-year revenue growth during the three months ended April 30, 2004 of 31%.

Asia Pacific-Japan — Dell generated year-over-year market share gains of approximately 1.6 share points to 8.3% market share for the calendar quarter and the No. 2 share position in Asia Pacific-Japan. Dell shipped one million units for the first time in any fiscal quarter with net unit growth of 38% in a market that increased only 15% for the calendar quarter. Net revenue growth during the three months ended April 30, 2004 was broad-based and increased year-over-year by 31%. This increase included combined year-over-year net revenue growth of 26% in the focus countries of Japan and China during the first quarter.

Gross Margin

Gross margin as a percentage of net revenue was 18.0% during the first quarter of fiscal 2005, as compared to 18.3% during the first quarter of fiscal 2004. The year-over-year decline was primarily due to the continued competitive pricing environment and short-term increases in certain component costs during the quarter. Dell currently expects the component cost and competitive pricing environment will continue to be challenging. Dell will continue to adjust its pricing as necessary in response to future competitive and economic conditions in order to execute on its strategy of profitable market share growth. Management believes that the strength of Dell’s direct-to-customer business model, as well as its strong liquidity position, makes Dell better positioned than its competitors to gain market share in any business climate.

As part of management’s focus on striving to improve margins, Dell remains committed to reducing costs through four primary cost reduction initiatives: manufacturing costs, warranty costs, structural or design costs, and overhead or operating expenses. These cost savings initiatives also include providing certain customer technical support and back-office functions from cost effective locations as well as driving more efficient processes and tools globally. Dell’s general practice is to aggressively pass on declines in costs to its customers in order to add customer value while increasing market share.

Operating Expenses

The following table presents certain information regarding Dell’s operating expenses during the periods indicated:

	Three Months Ended

	April 30, 2004		May 2, 2003

		% of Net		% of Net
	Dollars	Revenue	Dollars	Revenue

	(dollars in millions)
Selling, general and administrative	$991	8.6%	$826	8.6%
Research, development and engineering	116	1.0%	111	1.2%

Total operating expenses	$1,107	9.6%	$937	9.8%

During the first quarter, Dell maintained its record low operating expenses as a percentage of net revenue of 9.6%, compared to 9.8% in the same quarter last year. The decrease was primarily a result of previously referred to cost reduction initiatives.

Selling, general and administrative — During the three months ended April 30, 2004, selling, general and administrative expenses remained flat as a percentage of net revenue, compared to the same quarter last year, but increased in absolute dollars. The increase was mainly due to higher compensation costs and corresponds with the increase in net revenue as Dell continues to invest in global expansion efforts as part of its strategy to profitably gain market share.

Research, development and engineering — Dell continues to invest in research, development, and engineering activities to develop and introduce new products. During the three months ended April 30, 2004, research, development, and engineering expenses decreased slightly as a percentage of net revenue, compared to the same quarter last year. The efficiencies are a result of Dell’s continued leverage of its streamlined infrastructure and strategic relationships with its vendor partners. Dell expects to continue to invest in research, development, and engineering activity and has received 1,020 U.S. patents and applied for an additional 638 patents as of April 30, 2004.

Investment and Other Income, net

Investment and other income, net, increased slightly during the three months ended April 30, 2004, compared to the same quarter last year, and primarily includes interest income and expense, gains and losses from the sale of investments, and foreign exchange transaction gains and losses. For the first quarter of fiscal 2005 and 2004, investment and other income, net, was $49 million and $43 million, respectively.

Income Taxes

Dell’s effective tax rate was 28% for the first quarter of fiscal 2005, as compared to 30% for the same quarter last year. Differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from Dell’s geographical distribution of taxable income and losses and from differences between book and tax treatment of certain items. Dell’s effective tax rate may continue to decline in future periods as the company’s business outside the U.S. in lower tax jurisdictions continues to expand and become an increasing portion of operating profits.

Liquidity and Capital Commitments

Liquidity

Dell ended the first quarter of fiscal 2005 with $11.9 billion in cash, cash equivalents, and investments. Dell invests a large portion of its available cash in highly liquid/highly rated government, agency, and corporate debt securities of varying maturities at the date of acquisition. Dell’s investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return through the full investment of available funds.

The following table summarizes the results of Dell’s statement of cash flows for the three months ended April 30, 2004 and May 2, 2003:

	Three Months Ended

	April 30,	May 2,
	2004	2003

	(in millions)
Net cash flow provided by (used in):
Operating activities	$1,002	$812
Investing activities	(323)	(250)
Financing activities	(1,017)	(426)
Effect of exchange rate changes on cash and cash equivalents	96	106

Net increase (decrease) in cash and cash equivalents	$(242)	$242

Operating Activities — Cash provided by operating activities during the three months ended April 30, 2004 was $1.0 billion, as compared to $812 million for the same quarter last year. Cash flows from operating activities resulted primarily from net income during both periods, which represents Dell’s principal source of cash and primarily led the year-over-year increase. In addition to net income, operating cash flows have historically been impacted by improvements in Dell’s cash conversion cycle.

Dell’s direct model allows the company to maintain an efficient asset management system which is among the leaders in Dell’s industry. The following table presents the components of Dell’s cash conversion cycle as of April 30, 2004 and January 30, 2004:

	April 30,	January 30,
	2004	2004

Days of sales outstanding(a)	31	31
Days of supply in inventory	4	3
Days in accounts payable	71	70

Cash conversion cycle	(36)	(36)

(a)	Days of sales outstanding include the effect of product costs related to in-transit customer shipments that are classified in other current assets. As of April 30, 2004 and January 30, 2004, days of sales outstanding included days of sales in accounts receivable and days of in- transit customer shipments of 27 and 4 days and 28 and 3 days, respectively.

Dell defers the cost of revenue associated with in-transit customer shipments until they are delivered and revenue is recognized. These deferred costs are included in Dell’s reported days of sales outstanding because management believes it illustrates a more conservative and accurate presentation of Dell’s days of sales outstanding and cash conversion cycle. These deferred costs are recorded in other current assets in Dell’s condensed consolidated statement of financial position and totaled $488 million and $387 million as of April 30, 2004 and January 30, 2004, respectively.

Investing Activities — Cash used in investing activities for the three months ended April 30, 2004 was $323 million, as compared to $250 million for the same quarter last year. Cash used in investing activities principally consists of net purchases of investments and capital expenditures for property, plant and equipment. The increase during the three months ended April 30, 2004, compared to the same quarter last year, was primarily due to the increase in purchases of investments, net of maturities and sales, as Dell continues to invest its cash provided by operating activities.

Financing Activities — Cash used in financing activities during the three months ended April 30, 2004 was $1.0 billion, as compared to $426 million during the same quarter last year. Financing activities primarily consist of the repurchase of Dell common stock, partially offset by the issuance of common stock under employee stock plans. Dell repurchased 34 million shares during the three months ended April 30, 2004, compared to 18 million in the same quarter last year. This increase in share repurchases primarily led the year-over-year increase in cash used from financing activities.

Dell has historically generated annual cash flows from operating activities in amounts greater than net income, driven mainly by its efficient cash conversion cycle metrics. Management currently believes that Dell’s fiscal 2005 cash flows from operations will continue to exceed net income and be more than sufficient to support Dell’s operations and capital requirements. Dell currently anticipates that it will continue to utilize its strong liquidity and cash flows from operations to repurchase its common stock, invest in systems and processes, invest in the growth of its enterprise products, and make a limited number of strategic equity investments.

Capital Commitments

Dell Financial Services — Dell is currently a partner in DFS, a joint venture with CIT. The joint venture allows Dell to provide its customers with various financing alternatives while CIT provides the financing for the transaction between DFS and the customer for certain transactions. See Note 6 of “Notes to Condensed Consolidated Financial Statements” included in “Item 1 — Financial Statements.”

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

Restricted Cash — Pursuant to the joint venture agreement between DFS and CIT, DFS is required to maintain certain escrow cash accounts. Due to the consolidation of DFS during the third quarter of fiscal 2004, $296 million in restricted cash is included in other current assets on Dell’s condensed consolidated statement of financial position as of April 30, 2004.

Capital Expenditures — Dell spent $82 million on property, plant, and equipment during the three months ended April 30, 2004. Product demand and mix, as well as ongoing efficiencies in operating and information technology infrastructure, influence the level and prioritization of Dell’s capital expenditures. Capital expenditures for all of fiscal 2005 are currently expected to be approximately $450 million.

Long Term Debt — As of April 30, 2004, Dell had outstanding $200 million in Senior Notes due April 15, 2008 and $300 million in Senior Debentures due April 15, 2028. Concurrent with the issuance of the Senior Notes and Senior Debentures, Dell entered into interest rate swap agreements converting Dell’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three month London Interbank Offered Rates (“LIBOR”) plus 0.41% and 0.79% for the Senior Notes and Senior Debentures, respectively.

Share Repurchases — Dell has a share repurchase program that authorizes the purchase of up to 1.25 billion shares of common stock to manage the dilution resulting from shares issued under Dell’s employee stock plans. Dell expects to repurchase shares of common stock through a systematic program of open market purchases that will return cash to stockholders and mitigate dilution. During the three months ended April 30, 2004, Dell repurchased 34 million shares for an aggregate cost of $1.1 billion. Dell evaluates its share repurchase program quarterly and expects share repurchases during fiscal 2005 to increase compared to fiscal 2004.

Factors Affecting Dell’s Business and Prospects

There are numerous factors that affect Dell’s business and the results of its operations. These factors include general economic and business conditions; the level of demand for Dell’s products and services; the level and intensity of competition in the technology industry and the pricing pressures that have resulted; the ability of Dell to timely and effectively manage periodic product transitions, as well as component availability and cost; the ability of Dell to develop new products based on new or evolving technology and the market’s acceptance of those products; the ability of Dell to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the product, customer, and geographic sales mix of any particular period; Dell’s ability to effectively manage its operating costs; and the effect of armed hostilities, terrorism, or public health issues on the economy generally, on the level of demand for Dell’s products and services, and on Dell’s ability to manage its supply and delivery logistics in such an environment. For a discussion of these and other factors affecting Dell’s business and prospects, see “Item 1 — Business — Factors Affecting Dell’s Business and Prospects” in Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2004.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of Dell’s market risks, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2004.

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

ITEM 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Dell has a share repurchase program that authorizes the purchase of common stock to manage dilution resulting from shares issued under Dell’s employee stock plans. The following are details on repurchases under this program for the period covered by this Report:

			Total	Maximum
			Number of	Number of
			Shares	Shares that
			Purchased	May Yet Be
	Total		as Part of	Purchased
	Number of	Average	Publicly	Under the
	Shares	Price Paid	Announced	Announced
Period	Purchased(a)	per Share	Plans	Plans

	(in millions, except average price paid per share)
Repurchases from January 31, 2004 through February 27, 2004	5	$33.55	5	191
Repurchases from February 28, 2004 through March 26, 2004	22	32.76	22	169
Repurchases from March 27, 2004 through April 30, 2004	7	35.04	7	162

Total	34	$33.33	34

(a)	All shares were purchased in open-market transactions. Dell’s share repurchase program was announced on February 20, 1996 and authorizes the purchase of up to 1.25 billion shares of common stock.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

31.1	Certification of Michael S. Dell, Chairman of the Board and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certifications of Michael S. Dell, Chairman of the Board and Chief Executive Officer, and James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K.

On February 12, 2004, Dell filed a current report on Form 8-K reporting that it had issued a press release regarding its financial results for fiscal quarter and year ended January 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC.

June 9, 2004	/s/ ROBERT W. DAVIS ------------------------------ Robert W. Davis Vice President, Corporate Finance (On behalf of the registrant and as principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

31.1	Certification of Michael S. Dell, Chairman of the Board and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certifications of Michael S. Dell, Chairman of the Board and Chief Executive Officer, and James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350