Form 10-Q
period 2004-07-30
DELL INC
filed 2004-09-07
CIK 826083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended July 30, 2004

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

As of the close of business on August 27, 2004, 2,496,616,841 shares of common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.     Financial Statements

DELL INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions; unaudited)

	July 30,	January 30,
	2004	2004

ASSETS
Current assets:
Cash and cash equivalents	$4,025	$4,317
Short-term investments	1,509	835
Accounts receivable, net	3,625	3,635
Inventories	418	327
Other	2,055	1,519

Total current assets	11,632	10,633
Property, plant and equipment, net	1,578	1,517
Investments	6,276	6,770
Other non-current assets	446	391

Total assets	$19,932	$19,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,444	$7,316
Accrued and other	3,877	3,580

Total current liabilities	11,321	10,896
Long-term debt	505	505
Other non-current liabilities	1,899	1,630

Total liabilities	13,725	13,031

Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 2,736 and 2,721, respectively	7,222	6,823
Retained earnings	7,661	6,131
Treasury stock, at cost: 224 and 165 shares, respectively	(8,561)	(6,539)
Other comprehensive loss	(71)	(83)
Other	(44)	(52)

Total stockholders’ equity	6,207	6,280

Total liabilities and stockholders’ equity	$19,932	$19,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended

	July 30,	August 1,	July 30,	August 1,
	2004	2003	2004	2003

Net revenue	$11,706	$9,778	$23,246	$19,310
Cost of revenue	9,572	8,000	19,039	15,784

Gross margin	2,134	1,778	4,207	3,526
Operating expenses:
Selling, general and administrative	1,008	822	1,999	1,648
Research, development and engineering	120	116	236	227

Total operating expenses	1,128	938	2,235	1,875

Operating income	1,006	840	1,972	1,651
Investment and other income, net	46	47	95	90

Income before income taxes	1,052	887	2,067	1,741
Income tax provision	253	266	537	522

Net income	$799	$621	$1,530	$1,219

Earnings per common share:
Basic	$0.32	$0.24	$0.61	$0.47

Diluted	$0.31	$0.24	$0.59	$0.47

Weighted average shares outstanding:
Basic	2,518	2,567	2,529	2,570
Diluted	2,574	2,624	2,583	2,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions; unaudited)

	Six Months Ended

	July 30,	August 1,
	2004	2003

Cash flows from operating activities:
Net income	$1,530	$1,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161	116
Tax benefits from employee stock plans	70	67
Other, primarily effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(163)	(270)
Changes in:
Operating working capital	(189)	257
Non-current assets and liabilities	296	163

Net cash provided by operating activities	1,705	1,552

Cash flows from investing activities:
Investments:
Purchases	(6,719)	(4,288)
Maturities and sales	6,485	3,921
Capital expenditures	(216)	(138)
Purchase of assets held in master lease facilities	—	(190)

Net cash used in investing activities	(450)	(695)

Cash flows from financing activities:
Purchase of common stock	(2,022)	(1,000)
Issuance of common stock under employee plans	310	334
Other	—	(11)

Net cash used in financing activities	(1,712)	(677)

Effect of exchange rate changes on cash and cash equivalents	165	224

Net increase (decrease) in cash and cash equivalents	(292)	404
Cash and cash equivalents at beginning of period	4,317	4,232

Cash and cash equivalents at end of period	$4,025	$4,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dell Inc. (“Dell”) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission (the “SEC”) in Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2004. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of Dell and its consolidated subsidiaries as of July 30, 2004 and January 30, 2004 and the results of its operations for the three and six months ended July 30, 2004 and August 1, 2003, and cash flows for the six months ended July 30, 2004 and August 1, 2003. Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE 2 — INVENTORIES

	July 30,	January 30,
	2004	2004

	(in millions)
Inventories:
Production materials	$265	$161
Work-in-process	75	69
Finished goods	78	97

	$418	$327

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

Dell excludes equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is antidilutive to earnings per share. Accordingly, certain employee stock options have been excluded from the calculation of diluted weighted average shares. These shares totaled 112 million and 121 million shares for the second quarter of fiscal 2005 and 2004, respectively, and 123 million and 150 million shares during the six months ended July 30, 2004 and August 1, 2003, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended July 30, 2004 and August 1, 2003:

	Three Months		Six Months
	Ended		Ended

	July 30,	August 1,	July 30,	August 1,
	2004	2003	2004	2003

	(in millions, except per share amounts)
Numerator:
Net income	$799	$621	$1,530	$1,219
Denominator:
Weighted average shares outstanding:
Basic	2,518	2,567	2,529	2,570
Employee stock options and other	56	57	54	49

Diluted	2,574	2,624	2,583	2,619

Earnings per common share:
Basic	$0.32	$0.24	$0.61	$0.47
Diluted	$0.31	$0.24	$0.59	$0.47

Pro Forma Effects of Stock-Based Compensation — Dell currently applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, when accounting for stock-based compensation under its stock plans. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended July 30, 2004 and August 1, 2003, and illustrates the effect on net income and earnings per share as if Dell had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months		Six Months
	Ended		Ended

	July 30,	August 1,	July 30,	August 1,
	2004	2003	2004	2003

	(in millions except per share amounts)
Net income	$799	$621	$1,530	$1,219
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	205	207	407	438

Net income — pro forma	$594	$414	$1,123	$781

Earnings per common share:
Basic — as reported	$0.32	$0.24	$0.61	$0.47
Basic — pro forma	$0.24	$0.16	$0.44	$0.30
Diluted — as reported	$0.31	$0.24	$0.59	$0.47
Diluted — pro forma	$0.23	$0.16	$0.44	$0.30

Under SFAS No. 123, the value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of freely traded options. Similar to other option pricing models, it requires the input of highly subjective assumptions, including stock price volatility. Because (1) Dell’s employee stock options have characteristics significantly different from those of traded options and (2) changes in the subjective input assumptions can materially affect the estimated fair value, management’s opinion is that the existing option pricing models (including Black-Scholes and Binomial) do not provide a reliable measure of the fair value of Dell’s employee stock options. Due to Dell’s recent reduction in option shares granted, this dilutive impact on earnings per share, as a percentage of net income, has declined in recent periods.

NOTE 4 — COMPREHENSIVE INCOME

Dell’s comprehensive income is comprised of net income, unrealized gains and losses on derivative financial instruments related to foreign currency hedging, unrealized gains and losses on marketable securities classified as available-for-sale, and foreign currency translation adjustments. Comprehensive income for the three and six months ended July 30, 2004 and August 1, 2003, was as follows:

	Three Months		Six Months
	Ended		Ended

	July 30,	August 1,	July 30,	August 1,
	2004	2003	2004	2003

	(in millions)
Comprehensive income:
Net income	$799	$621	$1,530	$1,219
Unrealized gains (losses) on foreign currency hedging instruments, net of taxes	(50)	41	64	55
Unrealized gains (losses) on marketable securities, net of taxes	(16)	(45)	(49)	(44)
Foreign currency translations	—	—	(3)	(2)

Total comprehensive income, net of taxes	$733	$617	$1,542	$1,228

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

	Six Months Ended

	July 30,	August 1,
	2004	2003

	(in millions)
Aggregate deferred revenue and warranty liability, at beginning of period	$2,694	$2,042
Revenue deferred and costs accrued for new warranties	1,480	1,221
Service obligations honored	(557)	(464)
Amortization of deferred revenue	(585)	(419)

Aggregate deferred revenue and warranty liability, at end of period	$3,032	$2,380

NOTE 6 — DELL FINANCIAL SERVICES

Dell is currently a partner in Dell Financial Services L.P. (“DFS”), a joint venture with CIT Group Inc. (“CIT”). The joint venture allows Dell to provide its customers with various financing alternatives while CIT provides the financing for the transaction between DFS and the customer for certain transactions. The term of the joint venture continues until October 31, 2005. Dell is currently in discussions with CIT to extend the term of this joint venture.

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

In general, DFS facilitates customer financing transactions through either loan or lease financing. For customers who desire loan financing, Dell sells equipment directly to customers who, in turn, enter into loans with CIT to finance their purchases. For equipment sold to end-user customers that is financed by CIT loans, Dell recognized revenue of $874 million during the second quarter of fiscal 2005 and $1.9 billion during the six months ended July 30, 2004. For customers who desire lease financing, Dell usually sells the equipment to DFS, and DFS enters into direct financing lease arrangements with the customers. Dell recognized revenue for lease financing arrangements of $292 million during the second quarter of fiscal 2005 and $591 million during the six months ended July 30, 2004.

DFS maintains credit facilities with CIT which provide DFS with a funding capacity of up to $1.0 billion. As of July 30, 2004, outstanding advances under these facilities totaled $164 million and are included in other current and non-current liabilities on Dell’s condensed consolidated statement of financial position.

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

The accounting policies of Dell’s reportable segments are the same as those described in the summary of significant accounting policies in its Annual Report on Form 10-K for the fiscal year ended January 30, 2004. Dell allocates resources to and evaluates the performance of its segments based on operating income. Corporate expenses are included in Dell’s measure of segment operating income for management reporting purposes. The table below presents information about Dell’s reportable segments for the three and six month periods ended July 30, 2004 and August 1, 2003:

	Three Months		Six Months
	Ended		Ended

	July 30,	August 1,	July 30,	August 1,
	2004	2003	2004	2003

	(in millions)
Net revenue:
Americas:
Business	$6,404	$5,494	$12,162	$10,459
U.S. Consumer	1,567	1,398	3,305	2,872

Total Americas	7,971	6,892	15,467	13,331
Europe	2,416	1,862	5,069	3,894
Asia Pacific-Japan	1,319	1,024	2,710	2,085

Total net revenue	$11,706	$9,778	$23,246	$19,310

Operating income:
Americas:
Business	$642	$535	$1,207	$1,033
U.S. Consumer	87	90	183	183

Total Americas	729	625	1,390	1,216
Europe	172	145	370	286
Asia Pacific-Japan	105	70	212	149

Total operating income	$1,006	$840	$1,972	$1,651

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that are based on Dell’s current expectations. Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties. For a discussion of factors affecting Dell’s business and prospects, see “Item 1 — Business — Factors Affecting Dell’s Business and Prospects” in Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2004. All percentage amounts and ratios were calculated using the underlying data in thousands. Unless otherwise noted, all references to industry market share and total market growth data are for personal computers (including desktops, notebooks, and x86 servers) and are based on IDC Worldwide PC Tracker, August 2004. Market share data is for the calendar quarter and all Dell growth rates are on a fiscal year-over-year basis.

Second Quarter Overview

Dell — through its direct business model — designs, develops, manufactures, markets, sells, and supports a wide range of computer systems and services that are customized to customer requirements. These include enterprise systems (servers, storage and networking products, and workstations), client systems (notebooks and desktops), printers, software and peripherals, and service and support programs. During the second quarter of fiscal 2005, Dell’s year-over-year performance continued to outpace the industry. Dell increased its worldwide PC market share by 1.1 points year-over-year, to 18.3% for the calendar quarter, and maintained its position as the world’s No. 1 supplier of personal computer systems. Net revenue increased 20% year-over-year to a record $11.7 billion and operating expenses remained at a record low 9.6% of net revenue. During the second quarter, Dell achieved quarterly operating income that exceeded $1.0 billion for the first time, as Dell continues to focus on growth in its most profitable products, regions, and customer segments. During the six months ended July 30, 2004, Dell delivered strong liquidity with cash flows from operations of $1.7 billion and ended the quarter with cash, cash equivalents, and investments of $11.8 billion.

Dell’s low-cost structure and efficient direct-to-customer model have enabled the company to consistently achieve year-over-year market share growth while maximizing operating profitability. During the second quarter of fiscal 2005, Dell continued its focus on standards-based technologies and utilized its direct-to-customer model to drive down costs through efficient supply chain management. Dell’s model inherently provides cost advantages in manufacturing, operations, and its supply chain. The direct-to-customer model also provides Dell with a constant flow of information about trends in customers’ plans and requirements. These trends have shown an increased use of standards-based technologies as well as a push towards standardization of services. Unlike proprietary technologies promoted by some of Dell’s top competitors, standards-based technologies provide customers with flexibility and choice while allowing their purchasing decisions to be based on performance, cost, and customer service. This is a trend that favors Dell’s ability to drive for profitable share growth and extend further into the enterprise.

While the current competitive environment remains challenging, management believes that corporate spending has improved and overall technology spending has stabilized. Management continues to focus on international growth with Dell’s Europe and Asia Pacific-Japan segments producing combined year-over-year revenue growth of approximately 30% in each of the past two consecutive quarters.

Results of Operations

The following table summarizes the results of Dell’s operations for the three and six months ended July 30, 2004 and August 1, 2003:

	Three Months Ended				Six Months Ended

	July 30, 2004		August 1, 2003		July 30, 2004		August 1, 2003

		% of Net		% of Net		% of Net		% of Net
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

Net revenue	$11,706	100.0%	$9,778	100.0%	$23,246	100.0%	$19,310	100.0%
Gross margin	2,134	18.2%	1,778	18.2%	4,207	18.1%	3,526	18.3%
Operating expenses	1,128	9.6%	938	9.6%	2,235	9.6%	1,875	9.7%
Operating income	1,006	8.6%	840	8.6%	1,972	8.5%	1,651	8.6%
Net income	799	6.8%	621	6.3%	1,530	6.6%	1,219	6.3%

Net Revenue

Net revenue was a record $11.7 billion for the second quarter of fiscal 2005, an increase of $1.9 billion or 20% from the same quarter last year. Net revenue increased to $23.2 billion for the six months ended July 30, 2004, from $19.3 billion for the six months ended August 1, 2003. The year-over-year increase was led by strong net unit growth across all regions and product lines. Dell’s net unit growth continued to outpace the market with consolidated net unit shipments increasing 19% year-over-year while the industry increased only 15% for the calendar quarter. During the quarter, Dell continued to optimize its financial results with a disciplined focus on profitable growth as Dell’s average revenue per-unit sold remained relatively constant year-over-year.

Dell’s enterprise and notebook product groups continue to carry higher growth rates, compared to desktops, and continue to increase as a percentage of consolidated net revenue. This has been led by an overall shift toward mobile computing and management’s focus on extending Dell’s enterprise computing capabilities. Net revenue from Dell’s enterprise products increased 19% year-over-year during the three and six months ended July 30, 2004. Dell’s server business led the increase in enterprise products with revenue growth of approximately 20% during the three and six months ended July 30, 2004. Dell gained 1.5 share points in shipments of x86 servers (based on standard Intel architecture) and strengthened its No. 2 worldwide share position year-over-year to 25.1% for the calendar quarter. In addition, external storage produced year-over-year revenue growth of 13% and 16% during the three and six months ended July 30, 2004, respectively, and continues to be supported by Dell’s three-year partnership with EMC Corporation. Dell’s continued focus on Dell/EMC storage area network products produced year-over-year revenue growth of 36% during the three months ended July 30, 2004. Dell also launched the new AX100 during the quarter to meet storage area network demand for smaller business enterprises.

In client systems, Dell continues to capitalize on the growth of mobile computing with notebooks producing revenue growth of 18% and 21% during the three and six months ended July 30, 2004, respectively. Desktop net revenue increased by approximately 14% over the same periods.

Dell’s enhanced services and support programs continued to produce strong performance with year-over-year revenue growth of 35% during the quarter and 38% during the six months ended July 30, 2004. Software and peripherals year-over-year net revenue growth was 31% and 35% during the three and six months ended July 30, 2004, respectively. Dell’s printing and imaging business, launched in early fiscal 2004, is currently the fastest growing product line in Dell’s history and is expected to exceed $1.0 billion in net revenue during fiscal 2005.

Dell continues to execute on its international growth strategy with revenue outside the U.S. increasing to 37% of consolidated revenue during the three months ended July 30, 2004, compared to 34% during the same quarter last year. The following table summarizes Dell’s net revenue by geographic region:

	Three Months		Six Months
	Ended		Ended

	July 30,	August 1,	July 30,	August 1,
	2004	2003	2004	2003

		(in millions)
Net revenue:
Americas:
Business	$6,404	$5,494	$12,162	$10,459
U.S. Consumer	1,567	1,398	3,305	2,872

Total Americas	7,971	6,892	15,467	13,331
Europe	2,416	1,862	5,069	3,894
Asia Pacific-Japan	1,319	1,024	2,710	2,085

Total net revenue	$11,706	$9,778	$23,246	$19,310

Americas — Dell increased its No. 1 personal computer market share position year-over-year by approximately 1.9 share points to 33.3% in the U.S. and 1.3 share points to 29.3% in the Americas overall for the calendar quarter. In the U.S., Dell ended the quarter with the No. 1 PC market share position in every customer segment. Year-over-year net unit growth in the Americas was 15% and 17% during the three and six months ended July 30, 2004, respectively, while revenue growth was approximately 16% over the same periods. Revenue growth during both the three and six months ended July 30, 2004 was led by strong growth in Dell’s small and medium business customer segment and Dell’s notebook product group.

In the Americas Business segment, which includes sales to small and medium businesses, government, and corporate accounts, year-over-year net unit growth was 16% and 17% during the three and six months ended July 30, 2004, respectively, while revenue growth was 17% and 16% over the same periods. Desktop revenue led the year-over-year growth while corporate spending has improved.

In the U.S. Consumer segment, which includes sales primarily to individual consumers, year-over-year net unit growth was 9% and 16% during the three and six months ended July 30, 2004, respectively, while revenue growth was 12% and 15% over the same periods. The revenue increase was led primarily by notebooks during the current quarter and printing and imaging during the six months ended July 30, 2004, as Dell continues to increase its printer business.

Europe — In Europe, which includes the Middle East and Africa, Dell strengthened its No. 2 share position year-over-year with PC market share gains of approximately 1.4 share points to 12.6% market share for the calendar quarter. This growth was led by the continuing strong performance in the United Kingdom and France. Net unit shipments grew 30% year-over-year during the second quarter while average revenue per-unit sold remained relatively constant. The net unit growth and favorable foreign exchange rates produced year-over-year revenue growth of approximately 30% during both the three and six months ended July 30, 2004.

Asia Pacific-Japan — Dell generated year-over-year personal computer market share gains in Asia Pacific-Japan of approximately 1.1 share points to 8.5% market share for the calendar quarter and the No. 2 share position. Net unit shipments grew 28% year-over-year during the second quarter, in a market that increased only 15% for the calendar quarter. Year-over-year net revenue growth during the three and six months ended July 30, 2004 was 29% and 30%, respectively. This increase included combined year-over-year net revenue growth in the focus countries of China and Japan of 21% and 23% during the three and six months ended July 30, 2004, respectively.

Gross Margin

Gross margin as a percentage of net revenue remained constant at 18.2% during the second quarter of fiscal 2005, as compared to the second quarter of fiscal 2004. Gross margin was 18.1% for the six months ended July 30, 2004 and 18.3% during the same period last year. The year-over-year decline in gross margin during the six months ended July 30, 2004 was primarily due to the continued competitive pricing environment and short-term increases in certain component costs during the first quarter of fiscal 2005. Component costs moderated slightly during the second quarter of fiscal 2005 and management expects the component cost environment to improve during the third quarter of fiscal 2005. Dell will continue to adjust its pricing as necessary in response to future competitive and economic conditions in order to execute on its strategy of profitable market share growth. Management believes that the strength of Dell’s direct-to-customer business model, as well as its strong liquidity position, makes Dell better positioned than its competitors to gain market share in any business climate.

As part of management’s focus on striving to improve margins, Dell remains committed to reducing costs through four primary cost reduction initiatives: manufacturing costs, warranty costs, structural or design costs, and operating expenses. These cost savings initiatives also include providing certain customer technical support and back-office functions from cost-effective locations as well as driving more efficient processes and tools globally. Dell’s general practice is to aggressively pass on declines in costs to its customers in order to improve customer value while increasing market share.

Operating Expenses

The following table presents certain information regarding Dell’s operating expenses during the periods indicated:

	Three Months Ended				Six Months Ended

	July 30, 2004		August 1, 2003		July 30, 2004		August 1, 2003

		% of Net		% of Net		% of Net		% of Net
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

Selling, general and administrative	$1,008	8.6%	$822	8.4%	$1,999	8.6%	$1,648	8.5%
Research, development and engineering	120	1.0%	116	1.2%	236	1.0%	227	1.2%

Total operating expenses	$1,128	9.6%	$938	9.6%	$2,235	9.6%	$1,875	9.7%

Selling, general and administrative — During the three and six months ended July 30, 2004, selling, general and administrative expenses increased in absolute dollars and as a percentage of net revenue, compared to the same periods last year, as Dell continues to invest in global expansion efforts as part of its strategy to profitably gain market share. The increase was mainly due to a resulting greater mix of business outside the U.S., which carries a slightly higher operating expense percentage.

Research, development and engineering — Dell continues to invest in research, development, and engineering activities to develop and introduce new products. During the three and six months ended July 30, 2004, research, development, and engineering expenses decreased slightly as a percentage of net revenue, compared to the same quarter last year. The efficiencies are a result of Dell’s continued leverage of its streamlined infrastructure and strategic relationships with its vendor partners. Dell expects to continue to invest in research, development, and engineering activity and has received 1,059 U.S. patents and applied for an additional 657 patents as of July 30, 2004.

Investment and Other Income, net

Investment and other income, net, primarily includes interest income and expense, gains and losses from the sale of investments, and foreign exchange transaction gains and losses. Investment and other income, net, remained relatively flat during the second quarter of fiscal 2005, compared to the same quarter last year, and increased slightly for the six months ended July 30, 2004 compared to the same period last year.

Income Taxes

Differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from Dell’s geographical distribution of taxable income and differences between book and tax treatment of certain items. Dell’s effective tax rate was 24% for the second quarter of fiscal 2005, as compared to 30% for the same quarter last year. For the six months ended July 30, 2004 and August 1, 2003, Dell’s effective tax rate was 26% and 30%, respectively. The decline in Dell’s effective tax rate is due to a higher proportion of operating profits that will be attributable to foreign jurisdictions during fiscal 2005, as compared to fiscal 2004. The rate was reduced to 24% in the second quarter to bring the year-to-date rate in-line with the expected annual rate of 26%. Dell expects that its effective tax rate will remain around 26% for the rest of fiscal 2005, but it may continue to decline in future periods as the company’s business outside the U.S. in lower tax jurisdictions continues to expand and becomes an increasing portion of operating profits.

Liquidity and Capital Commitments

Liquidity

Dell ended the second quarter of fiscal 2005 with $11.8 billion in cash, cash equivalents, and investments, a year-over-year increase of $1.2 billion from August 1, 2003. Dell invests a large portion of its available cash in highly liquid/highly rated government, agency, and corporate debt securities of varying maturities at the date of acquisition. Dell’s investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return through the full investment of available funds. The following table summarizes the results of Dell’s statement of cash flows for the six months ended July 30, 2004 and August 1, 2003:

	Six Months Ended

	July 30,	August 1,
	2004	2003

	(in millions)
Net cash flow provided by (used in):
Operating activities	$1,705	$1,552
Investing activities	(450)	(695)
Financing activities	(1,712)	(677)
Effect of exchange rate changes on cash and cash equivalents	165	224

Net increase (decrease) in cash and cash equivalents	$(292)	$404

Operating Activities — Cash provided by operating activities during the six months ended July 30, 2004 was $1.7 billion, as compared to $1.6 billion for the same period last year. Cash flows from operating activities resulted primarily from net income during both periods, which represents Dell’s principal source of cash and primarily led the year-over-year increase. In addition to net income, operating cash flows have historically been impacted by improvements in Dell’s cash conversion cycle.

Dell’s direct model allows the company to maintain an efficient asset management system which is among the leaders in Dell’s industry. The following table presents the components of Dell’s cash conversion cycle as of July 30, 2004 and January 30, 2004:

	July 30,	January 30,
	2004	2004

Days of sales outstanding(a)	31	31
Days of supply in inventory	4	3
Days in accounts payable	70	70

Cash conversion cycle	(35)	(36)

(a)	Days of sales outstanding include the effect of product costs related to in-transit customer shipments that are classified in other current assets. For both the periods ended July 30, 2004 and January 30, 2004, days of sales outstanding included days of sales in accounts receivable and days of in-transit customer shipments of 28 and 3 days.

Dell defers the cost of revenue associated with in-transit customer shipments until they are delivered and revenue is recognized. These deferred costs are included in Dell’s reported days of sales outstanding because management believes it illustrates a more conservative and accurate presentation of Dell’s days of sales outstanding and cash conversion cycle. These deferred costs are recorded in other current assets in Dell’s condensed consolidated statement of financial position and totaled $471 million and $387 million as of July 30, 2004 and January 30, 2004, respectively.

Investing Activities — Cash used in investing activities for the six months ended July 30, 2004 was $450 million, as compared to $695 million for the same period last year. Cash used in investing activities principally consists of net purchases of investments and capital expenditures for property, plant and equipment. In addition, during the six months ended August 1, 2003, Dell purchased $190 million of assets that were held in master lease facilities and previously classified as operating leases.

Financing Activities — Cash used in financing activities during the six months ended July 30, 2004 was $1.7 billion, as compared to $677 million during the same period last year. Financing activities primarily consist of the repurchase of Dell common stock, partially offset by the issuance of common stock under employee stock plans. Dell repurchased 59 million shares during the six months ended July 30, 2004, compared to 34 million in the same period last year. This increase in share repurchases primarily led the year-over-year increase in cash used in financing activities.

Dell has typically generated annual cash flows from operating activities in amounts greater than net income, driven mainly by its efficient cash conversion cycle. Management currently believes that Dell’s fiscal 2005 cash flows from operations will continue to exceed net income and be more than sufficient to support Dell’s operations and capital requirements. Dell currently anticipates that it will continue to utilize its strong liquidity and cash flows from operations to repurchase its common stock, invest in systems and processes, invest in the growth of its enterprise products, and make a limited number of strategic equity investments.

Capital Commitments

Dell Financial Services — Dell is currently a partner in DFS, a joint venture with CIT. The joint venture allows Dell to provide its customers with various financing alternatives. See Note 6 of “Notes to Condensed Consolidated Financial Statements” included in “Item 1 — Financial Statements.”

Restricted Cash — Pursuant to the joint venture agreement between DFS and CIT, DFS is required to maintain certain escrow cash accounts. Due to the consolidation of DFS during the third quarter of fiscal 2004, $320 million in restricted cash is included in other current assets on Dell’s condensed consolidated statement of financial position as of July 30, 2004.

Capital Expenditures — Dell spent $216 million on property, plant, and equipment during the six months ended July 30, 2004. Product demand and mix, as well as ongoing efficiencies in operating and information technology infrastructure, influence the level and prioritization of Dell’s capital expenditures. Capital expenditures for all of fiscal 2005 are currently expected to be approximately $500 million.

Long Term Debt — As of July 30, 2004, Dell had outstanding $200 million in Senior Notes due April 15, 2008 and $300 million in Senior Debentures due April 15, 2028. Concurrent with the issuance of the Senior Notes and Senior Debentures, Dell entered into interest rate swap agreements converting Dell’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three month London Interbank Offered Rates (“LIBOR”) plus 0.41% and 0.79% for the Senior Notes and Senior Debentures, respectively.

Share Repurchases — Dell has a share repurchase program that authorizes the purchase of up to 1.25 billion shares of common stock to manage the dilution resulting from shares issued under Dell’s employee stock plans. Dell expects to repurchase shares of common stock through a systematic program of open market purchases that will return cash to stockholders and mitigate dilution. During the quarter, Dell repurchased 25 million shares for an aggregate cost of $891 million, see “Part II — Item 2 — Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities”. During the six months ended July 30, 2004, Dell repurchased 59 million shares for an aggregate cost of $2.0 billion. Dell evaluates its share repurchase program quarterly and expects share repurchases during the third quarter of fiscal 2005 to be at least $1.1 billion.

Factors Affecting Dell’s Business and Prospects

There are numerous factors that affect Dell’s business and the results of its operations. These factors include general economic and business conditions; the level of demand for Dell’s products and services; the level and intensity of competition in the technology industry and the pricing pressures that have resulted; the ability of Dell to timely and effectively manage periodic product transitions, as well as component availability and cost; the ability of Dell to develop new products based on new or evolving technology and the market’s acceptance of those products; the ability of Dell to manage its inventory levels to minimize excess inventory, declining inventory values, and obsolescence; the product, customer, and geographic sales mix of any particular period; Dell’s ability to effectively manage its operating costs; and the effect of armed hostilities, terrorism, or public health issues on the economy generally, on the level of demand for Dell’s products and services, and on Dell’s ability to manage its supply and delivery logistics in such an environment. For a discussion of these and other factors affecting Dell’s business and prospects, see “Item 1 — Business — Factors Affecting Dell’s Business and Prospects” in Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2004.

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

Dell has a share repurchase program that authorizes the purchase of common stock to manage dilution resulting from shares issued under Dell’s employee stock plans. The following are details on repurchases under this program for the period covered by this Report:

			Total	Maximum
			Number of	Number of
			Shares	Shares that
			Purchased	May Yet Be
	Total		as Part of	Purchased
	Number of	Average	Publicly	Under the
	Shares	Price Paid	Announced	Announced
Period	Purchased(a)	per Share	Plans	Plans

	(in millions, except average price paid per share)
Repurchases from May 1, 2004 through May 28, 2004	6	$35.12	6	156
Repurchases from May 29, 2004 through June 25, 2004	10	35.04	10	146
Repurchases from June 26, 2004 through July 30, 2004	9	35.35	9	137

Total	25	$35.17	25

(a)	All shares were purchased in open-market transactions. Dell’s share repurchase program was announced on February 20, 1996 and authorizes the purchase of up to 1.25 billion shares of common stock.

ITEM 4.     Submission of Matters to a Vote of Security Holders

The annual meeting of Dell’s stockholders was held on July 16, 2004. At that meeting, the following three proposals were submitted to a vote of Dell’s stockholders:

(1)	Proposal 1 (Election of Directors) — A proposal for the election of the persons who will serve as Dell’s directors until next year’s annual meeting.

(2)	Proposal 2 (Ratification of Independent Auditors) — A proposal for the ratification of the Audit Committee’s selection of PricewaterhouseCoopers as Dell’s independent auditors for fiscal 2005.

(3)	Proposal 3 (Stockholder Proposal Relating to Expensing Stock Options) — A proposal submitted by a Dell stockholder requesting the Board of Directors to establish a policy of expensing stock options.

At the close of business on the record date for the meeting (which was May 21, 2004), there were 2,524,208,466 shares of common stock outstanding and entitled to be voted at the meeting. Holders of

2,271,978,989 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy. The following table sets forth the results of the voting:

Proposal	For	Withheld

1. Election of directors:
Donald J. Carty	2,215,055,168	56,923,821
Michael S. Dell	2,238,534,438	33,444,551
William H. Gray, III	2,223,955,503	48,023,486
Judy C. Lewent	2,253,926,265	18,052,724
Thomas W. Luce, III	2,216,980,464	54,998,525
Klaus S. Luft	2,252,786,448	19,192,541
Alex J. Mandl	2,245,271,891	26,707,098
Michael A. Miles	2,243,857,391	28,121,598
Samuel A. Nunn, Jr.	2,223,472,872	48,506,117
Kevin B. Rollins	2,231,432,468	40,546,521

				Broker
	For	Against	Abstain	Non-Votes

2. Ratification of Independent Auditors	2,195,959,036	64,300,986	11,718,966	1
3. Stockholder Proposal Relating to Expensing Stock Options	796,007,212	966,616,232	47,802,605	461,552,940

Proposal 1 (Election of Directors) and Proposal 2 (Ratification of Independent Auditors) each received more than the number of favorable votes required for approval and were therefore duly and validly approved by the stockholders. Proposal 3 (Stockholder Proposal Relating to Expensing Stock Options) failed to receive a sufficient number of favorable votes and, therefore, was rejected by the stockholders.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

31.1	Certification of Kevin B. Rollins, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certifications of Kevin B. Rollins, President and Chief Executive Officer, and James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K.

On May 13, 2004, Dell filed a current report on Form 8-K reporting that it had issued a press release regarding its financial results for fiscal quarter ended April 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC.

September 7, 2004	/s/ ROBERT W. DAVIS

Robert W. Davis Vice President, Corporate Finance (On behalf of the registrant and as principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

31.1	Certification of Kevin B. Rollins, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certifications of Kevin B. Rollins, President and Chief Executive Officer, and James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350