Form 10-Q
period 2004-10-29
DELL INC
filed 2004-12-01
CIK 826083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended October 29, 2004

Commission File Number: 0-17017

Dell, Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-2487834
(State of incorporation)	(I.R.S. Employer Identification No.)

One Dell Way

Round Rock, Texas 78682
(Address of Principal Executive Offices) (Zip Code)

(512) 338-4400

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑     No

As of the close of business on November 26, 2004, 2,484,303,950 shares of common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DELL INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions; unaudited)

	October 29,	January 30,
	2004	2004

ASSETS
Current assets:
Cash and cash equivalents	$4,525	$4,317
Short-term investments	2,969	835
Accounts receivable, net	4,167	3,635
Inventories	415	327
Other	2,124	1,519

Total current assets	14,200	10,633
Property, plant and equipment, net	1,627	1,517
Investments	4,942	6,770
Other non-current assets	285	391

Total assets	$21,054	$19,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,067	$7,316
Accrued and other	4,707	3,580

Total current liabilities	12,774	10,896
Long-term debt	505	505
Other non-current liabilities	1,895	1,630

Total liabilities	15,174	13,031

Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 2,744 and 2,721, respectively	7,443	6,823
Retained earnings	8,507	6,131
Treasury stock, at cost: 262 and 165 shares, respectively	(9,888)	(6,539)
Other comprehensive loss	(135)	(83)
Other	(47)	(52)

Total stockholders’ equity	5,880	6,280

Total liabilities and stockholders’ equity	$21,054	$19,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended

	October 29,	October 31,	October 29,	October 31,
	2004	2003	2004	2003

Net revenue	$12,502	$10,622	$35,748	$29,932
Cost of revenue	10,189	8,687	29,228	24,471

Gross margin	2,313	1,935	6,520	5,461
Operating expenses:
Selling, general and administrative	1,101	905	3,100	2,553
Research, development and engineering	117	118	353	345

Total operating expenses	1,218	1,023	3,453	2,898

Operating income	1,095	912	3,067	2,563
Investment and other income, net	48	41	143	131

Income before income taxes	1,143	953	3,210	2,694
Income tax provision	297	276	834	798

Net income	$846	$677	$2,376	$1,896

Earnings per common share:
Basic	$0.34	$0.26	$0.94	$0.74

Diluted	$0.33	$0.26	$0.92	$0.72

Weighted average shares outstanding:
Basic	2,493	2,563	2,517	2,568
Diluted	2,546	2,623	2,572	2,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions; unaudited)

	Nine Months Ended

	October 29,	October 31,
	2004	2003

Cash flows from operating activities:
Net income	$2,376	$1,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243	187
Tax benefits from employee stock plans	110	107
Other, primarily effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(248)	(352)
Changes in:
Operating working capital	726	566
Non-current assets and liabilities	285	208

Net cash provided by operating activities	3,492	2,612

Cash flows from investing activities:
Investments:
Purchases	(9,484)	(8,492)
Maturities and sales	9,177	7,383
Cash assumed in consolidation of Dell Financial Services L.P.	—	172
Capital expenditures	(355)	(267)
Purchase of assets held in master lease facilities	—	(636)

Net cash used in investing activities	(662)	(1,840)

Cash flows from financing activities:
Purchase of common stock	(3,349)	(1,500)
Issuance of common stock under employee plans	464	508
Other	(17)	(11)

Net cash used in financing activities	(2,902)	(1,003)

Effect of exchange rate changes on cash and cash equivalents	280	355

Net increase in cash and cash equivalents	208	124
Cash and cash equivalents at beginning of period	4,317	4,232

Cash and cash equivalents at end of period	$4,525	$4,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 —	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dell Inc. (“Dell”) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission (“SEC”) in Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2004. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of Dell and its consolidated subsidiaries as of October 29, 2004 and January 30, 2004; and the results of its operations for the three and nine months ended October 29, 2004 and October 31, 2003; and cash flows for the nine months ended October 29, 2004 and October 31, 2003. Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE 2 — INVENTORIES

	October 29,	January 30,
	2004	2004

	(in millions)
Inventories:
Production materials	$214	$161
Work-in-process	80	69
Finished goods	121	97

	$415	$327

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

Dell excludes equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is antidilutive to earnings per share. Accordingly, certain employee stock options have been excluded from the calculation of diluted weighted average shares. These shares totaled 131 million and 135 million shares for the third quarter of fiscal 2005 and 2004, respectively, and 125 million and 145 million shares during the nine months ended October 29, 2004 and October 31, 2003, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended October 29, 2004 and October 31, 2003:

	Three Months Ended		Nine Months Ended

	October 29,	October 31,	October 29,	October 31,
	2004	2003	2004	2003

	(in millions, except per share amounts)
Numerator:
Net income	$846	$677	$2,376	$1,896
Denominator:
Weighted average shares outstanding:
Basic	2,493	2,563	2,517	2,568
Employee stock options and other	53	60	55	52

Diluted	2,546	2,623	2,572	2,620

Earnings per common share:
Basic	$0.34	$0.26	$0.94	$0.74
Diluted	$0.33	$0.26	$0.92	$0.72

Pro Forma Effects of Stock-Based Compensation — Dell currently applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations when accounting for stock-based compensation under its stock plans. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended October 29, 2004 and October 31, 2003, and illustrates the effect on net income and earnings per share as if Dell had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended		Nine Months Ended

	October 29,	October 31,	October 29,	October 31,
	2004	2003	2004	2003

	(in millions except per share amounts)
Net income	$846	$677	$2,376	$1,896
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	209	178	616	616

Net income — pro forma	$637	$499	$1,760	$1,280

Earnings per common share:
Basic — as reported	$0.34	$0.26	$0.94	$0.74
Basic — pro forma	$0.26	$0.19	$0.70	$0.50
Diluted — as reported	$0.33	$0.26	$0.92	$0.72
Diluted — pro forma	$0.25	$0.19	$0.70	$0.49

Under SFAS No. 123, the value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of freely traded options. Similar to other option pricing models, it requires the input of highly subjective assumptions, including stock price volatility. Because (1) Dell’s employee stock options have characteristics significantly different from those of traded options and (2) changes in the subjective input assumptions can materially affect the estimated fair value, management’s opinion is that the existing option pricing models (including Black-Scholes and Binomial) do not provide a reliable measure of the fair value of Dell’s employee stock options. During fiscal 2004, Dell evaluated the historical stock option exercise behavior of its employees, among other relevant factors, and determined that the best estimate of expected term of stock options granted was 3.8 years, compared to the previous expected term of 5 years.

NOTE 4 —	COMPREHENSIVE INCOME

Dell’s comprehensive income is comprised of net income, unrealized losses on derivative financial instruments related to foreign currency hedging, unrealized gains and losses on marketable securities classified as available-for-sale, and foreign currency translation adjustments. Comprehensive income for the three and nine months ended October 29, 2004 and October 31, 2003, was as follows:

	Three Months Ended		Nine Months Ended

	October 29,	October 31,	October 29,	October 31,
	2004	2003	2004	2003

	(in millions)
Comprehensive income:
Net income	$846	$677	$2,376	$1,896
Unrealized losses on foreign currency hedging instruments, net of taxes	(100)	(74)	(36)	(19)
Unrealized gains (losses) on marketable securities, net of taxes	35	3	(14)	(41)
Foreign currency translations	1	3	(2)	1

Total comprehensive income, net of taxes	$782	$609	$2,324	$1,837

NOTE 5 —	AGGREGATE DEFERRED REVENUE AND WARRANTY LIABILITY

Dell records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic limited warranty. Revenue from extended warranty and service contracts, for which Dell is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. As of October 29, 2004, the current and non-current portions of deferred revenue each totaled $1.3 billion, and are recorded in other current and non-current liabilities on Dell’s condensed consolidated statement of financial position. Changes in Dell’s aggregate deferred revenue and warranty liability are presented in the following table:

	Nine Months Ended

	October 29,	October 31,
	2004	2003

	(in millions)
Aggregate deferred revenue and warranty liability, at beginning of period	$2,694	$2,042
Revenue deferred and costs accrued for new warranties	2,420	1,896
Service obligations honored	(846)	(726)
Amortization of deferred revenue	(946)	(658)

Aggregate deferred revenue and warranty liability, at end of period	$3,322	$2,554

NOTE 6 —	DELL FINANCIAL SERVICES

Dell is currently a partner in Dell Financial Services L.P. (“DFS”), a joint venture with CIT Group Inc. (“CIT”). The joint venture allows Dell to provide its customers with various financing alternatives while CIT provides the financing for the transaction between DFS and the customer for certain transactions. During the third quarter of fiscal 2005, Dell and CIT executed an extension agreement, extending the term of the joint venture to January 29, 2010 and modifying certain terms of the relationship. Prior to execution of the extension agreement, CIT provided all of the financing for the transactions between DFS and the customer. The extension agreement gives Dell the right, but not the obligation, to participate in such financings beginning in the fourth quarter of fiscal 2005. The extension agreement also provides Dell with the option to purchase CIT’s 30% interest in DFS in February 2008 for a purchase price ranging from $100 million to $345 million, depending upon DFS’s profitability. If Dell does not exercise this purchase option, Dell is obligated to purchase CIT’s 30% interest upon the occurrence of certain termination events, or expiration of the partnership agreement.

Dell began consolidating DFS’s financial results at the beginning of the third quarter of fiscal 2004 due to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”). The consolidation of DFS had no impact on Dell’s net income or earnings per share because Dell has historically been recording its 70% equity interest in DFS under the equity method.

In general, DFS facilitates customer financing transactions through either loan or lease financing. For customers who desire loan financing, Dell sells equipment directly to customers who, in turn, enter into loans with CIT to finance their purchases. For customers who desire lease financing, Dell usually sells the equipment to DFS, and DFS enters into direct financing lease arrangements with the customers. Dell recognized revenue from loan and lease financing transactions of $1.4 billion and $3.9 billion during the three and nine months ended October 29, 2004, respectively. During the same periods last year, Dell recognized revenue from loan and lease financing transactions of $1.1 billion and $3.1 billion, respectively.

DFS maintains credit facilities with CIT which provide DFS with a funding capacity of up to $1.0 billion. As of October 29, 2004, outstanding advances under these facilities totaled $162 million and are included in other current and non-current liabilities on Dell’s unaudited condensed consolidated statement of financial position.

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

The accounting policies of Dell’s reportable segments are the same as those described in the summary of significant accounting policies in its Annual Report on Form 10-K for the fiscal year ended January 30, 2004. Dell allocates resources to and evaluates the performance of its segments based on operating income. Corporate expenses are included in Dell’s measure of segment operating income for management reporting purposes. The table below presents information about Dell’s reportable segments for the three and nine months ended October 29, 2004 and October 31, 2003:

	Three Months Ended		Nine Months Ended

	October 29,	October 31,	October 29,	October 31,
	2004	2003	2004	2003

	(in millions)
Net revenue:
Americas:
Business	$6,644	$5,815	$18,806	$16,274
U.S. Consumer	1,937	1,695	5,242	4,567

Total Americas	8,581	7,510	24,048	20,841
Europe	2,596	2,048	7,665	5,942
Asia Pacific-Japan	1,325	1,064	4,035	3,149

Total net revenue	$12,502	$10,622	$35,748	$29,932

Operating income:
Americas:
Business	$689	$582	$1,896	$1,615
U.S. Consumer	97	98	280	281

Total Americas	786	680	2,176	1,896
Europe	191	159	561	445
Asia Pacific-Japan	118	73	330	222

Total operating income	$1,095	$912	$3,067	$2,563

NOTE 8 —	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On November 15, 2004, the FASB issued proposed FASB staff position, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FAS 109-b”). FAS 109-b would allow companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for SFAS 109’s exception to recognizing deferred tax liabilities and would require explanatory disclosures from those who need the additional time. Through October 29, 2004, Dell has not provided deferred taxes on foreign earnings because such earnings were intended to be indefinitely reinvested outside the U.S. Whether Dell will ultimately take advantage of this provision depends on a number of factors including reviewing future Congressional guidance before a decision can be made. Until that time, Dell will make no change in its current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries. If it becomes apparent that Dell will repatriate these earnings, a one-time tax charge to Dell’s consolidated results of operations of up to approximately $250 million could occur.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are based on Dell’s current expectations. Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties. For a discussion of factors affecting Dell’s business and prospects, see “Item 1 — Business — Factors Affecting Dell’s Business and Prospects” in Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2004. All percentage amounts and ratios were calculated using the underlying data in thousands. Unless otherwise noted, all references to industry market share and total market growth data are for personal computers (including desktops, notebooks, and x86 servers) and are based on IDC Worldwide PC, Printer, and MFP Trackers, November 2004. Market share data is for the calendar quarter and all Dell growth rates are on a fiscal year-over-year basis.

Third Quarter Overview

Dell — through its direct business model — designs, develops, manufactures, markets, sells, and supports a wide range of computer systems and services that are customized to customer requirements. These include enterprise systems (servers, storage and networking products, and workstations), client systems (notebooks and desktops), printers, software and peripherals, and service and support programs. During the third quarter of fiscal 2005, Dell’s year-over-year performance once again outpaced the industry as the company improved operating profitability and remained the No. 1 worldwide supplier of personal computer systems. Dell continued to focus on profitable market share growth while also making capital investments in order to support the company’s expansion. During the quarter, Dell’s net revenue grew 18% year-over-year to a record $12.5 billion, increasing the company’s worldwide PC market share by 1.1 points to 18.0% for the calendar quarter. Dell maximized its operating profitability with operating income increasing 20% year-over-year to a record $1.1 billion. Dell’s gross profit margin of 18.5% and operating margin of 8.8% reached the highest levels in four years. During the nine months ended October 29, 2004, Dell delivered strong liquidity with cash flows from operations of $3.5 billion and ended the quarter with record cash, cash equivalents, and investments of $12.4 billion.

Dell’s low-cost structure and efficient direct-to-customer model have enabled the company to consistently achieve year-over-year market share growth while maximizing operating profitability. During the third quarter of fiscal 2005, Dell continued its focus on standards-based technologies and utilized its direct-to-customer model to drive down costs through efficient supply chain management. Dell’s model inherently provides cost advantages in manufacturing, operations, and its supply chain. The direct-to-customer model also provides Dell with a constant flow of information about trends in customers’ plans and requirements. These trends have shown an increased use of standards-based technologies as well as a push towards standardization of services. Unlike the proprietary technologies promoted by some of Dell’s top competitors, standards-based technologies provide customers with flexibility and choice while allowing their purchasing decisions to be based on performance, cost, and customer service.

While the current competitive environment remains challenging, management believes there has been a steady improvement in business technology spending since the end of fiscal 2004. During the third quarter of fiscal 2005, revenues from Dell’s U.S. business customers, which include small and medium businesses, grew 20% year-over-year. Meanwhile, management continues to focus on international growth with revenue outside the U.S. increasing 27% year-over-year during the third quarter of fiscal 2005.

Results of Operations

The following table summarizes the results of Dell’s operations for the three and nine months ended October 29, 2004 and October 31, 2003:

	Three Months Ended				Nine Months Ended

	October 29, 2004		October 31, 2003		October 29, 2004		October 31, 2003

		% of Net		% of Net		% of Net		% of Net
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

	(in millions, except percentages)
Net revenue	$12,502	100.0%	$10,622	100.0%	$35,748	100.0%	$29,932	100.0%
Gross margin	2,313	18.5%	1,935	18.2%	6,520	18.2%	5,461	18.2%
Operating expenses	1,218	9.7%	1,023	9.6%	3,453	9.7%	2,898	9.7%
Operating income	1,095	8.8%	912	8.6%	3,067	8.6%	2,563	8.6%
Net income	846	6.8%	677	6.4%	2,376	6.6%	1,896	6.3%

Net Revenue

During the third quarter of fiscal 2005, Dell’s net unit growth continued to outpace the market with consolidated net unit shipments increasing 22% year-over-year while the total industry increased only 13% for the calendar quarter. Net revenue reached a record $12.5 billion for the third quarter of fiscal 2005, an increase of $1.9 billion or 18% from the same quarter last year. Net revenue increased to $35.7 billion for the nine months ended October 29, 2004, from $29.9 billion for the nine months ended October 31, 2003. The consolidated year-over-year net unit and revenue increase was led by strong growth across all regions and product lines, particularly in the European region and Dell’s notebook product group.

In client systems, Dell continues to capitalize on the growth of mobile computing with notebooks producing year-over-year revenue growth in excess of 20% during the three and nine months ended October 29, 2004. Dell’s notebook products continue to carry higher growth rates compared to desktops, with desktop revenue increasing approximately 14% over the same periods.

In enterprise systems, revenues increased 10% and 16% year-over-year during the three and nine months ended October 29, 2004, respectively. Dell’s server business led the increase in enterprise systems with revenue growth of approximately 12% and 17% over the same periods, respectively. Dell gained 1.4 share points in shipments of x86 servers (based on standard Intel architecture) and strengthened its No. 2 worldwide share position year-over-year to 24.5% for the calendar quarter. The server growth in the month of October was aided by the introduction of Dell’s eighth-generation (8G) line of server products. External storage revenue increased 4% and 12% during the three and nine months ended October 29, 2004, respectively, as Dell continued to de-emphasize less profitable high-end storage area network (“SAN”) products such as Symmetrix, and focused on more profitable mid-range SANs, including Clariion. Dell’s three-year running partnership agreement with EMC Corporation, and management’s continued focus on mid-range Dell/ EMC SAN products, produced year-over-year Clariion revenue growth of 31% and 38% during the three and nine months ended October 29, 2004, respectively.

During the quarter, Dell’s enhanced services, as well as software and peripherals, continued to produce strong performance. Service and support programs produced year-over-year revenue growth of 32% during the quarter and 34% during the nine months ended October 29, 2004. Software and peripherals year-over-year net revenue growth exceeded 35% during both the three and nine months ended October 29, 2004. Dell’s printing and imaging business, launched in early fiscal 2004, continues to gain market share in the U.S. and is expected to exceed $1.0 billion in net revenue during fiscal 2005.

Dell continues to execute on its international growth strategy with revenue outside the U.S. increasing to 37% of consolidated net revenue during the three months ended October 29, 2004, compared to 34% during the same quarter last year. The following table summarizes Dell’s net revenue by geographic region:

	Three Months Ended		Nine Months Ended

	October 29,	October 31,	October 29,	October 31,
	2004	2003	2004	2003

	(in millions)
Net revenue:
Americas:
Business	$6,644	$5,815	$18,806	$16,274
U.S. Consumer	1,937	1,695	5,242	4,567

Total Americas	8,581	7,510	24,048	20,841
Europe	2,596	2,048	7,665	5,942
Asia Pacific-Japan	1,325	1,064	4,035	3,149

Total net revenue	$12,502	$10,622	$35,748	$29,932

Americas — Dell increased its No. 1 personal computer market share position year-over-year by approximately 1.9 share points to 32.8% in the U.S. and 1.2 share points to 28.8% in the Americas overall for the calendar quarter. In the U.S., Dell ended the quarter with the No. 1 PC market share position in every customer segment. Year-over-year net unit growth in the Americas was 18% and 17% during the three and nine months ended October 29, 2004, respectively, while revenue growth was 14% and 15% over the same periods. Revenue growth during both the three and nine months ended October 29, 2004 was led by strong growth in Dell’s small and medium business customer segment and Dell’s notebook product group.

In the Americas Business segment, which includes sales to small and medium businesses, government, and corporate accounts, Dell’s year-over-year net unit growth was 20% and 18% during the three and nine months ended October 29, 2004, respectively, while revenue growth was 14% and 16% over the same periods. During the quarter, year-over-year market demand from federal customers was weak, but offset by strength from corporate customers. Desktop and notebook revenue led the year-over-year growth as corporate spending continued to improve.

Dell’s U.S. Consumer segment includes sales primarily to individual consumers. Despite relatively weak year-over-year demand in the overall U.S. consumer market, Dell’s net unit growth was 15% and 16% during the three and nine months ended October 29, 2004, respectively, while revenue growth was 14% and 15% over the same periods. The revenue increase was led primarily by notebooks, as well as printing and imaging, as Dell continues to increase its printer business.

Europe — In Europe, which includes the Middle East and Africa, Dell strengthened its No. 2 share position year-over-year with PC market share gains of approximately 1.6 share points to 11.8% market share for the calendar quarter. Net unit shipments grew at a rate of greater than 30% during the three and nine months ended October 29, 2004, in a market that, aided by currency, grew at a robust rate of 18% for the calendar quarter. This net unit growth produced year-over-year revenue growth of 27% and 29% during the three and nine months ended October 29, 2004.

Asia Pacific-Japan — Dell generated year-over-year personal computer market share gains in Asia Pacific-Japan of approximately 1.0 share point to 8.1% market share for the calendar quarter and the No. 3 share position. Net unit shipments grew 25% and 30% year-over-year during the three and nine months ended October 29, 2004, respectively, in a market that increased only 11% for the calendar quarter. Year-over-year net revenue growth during the three and nine months ended October 29, 2004 was 24% and 28% respectively. This increase included combined year-over-year net revenue growth in the focus countries of China and Japan of 19% and 22% during the three and nine months ended October 29, 2004, respectively.

Gross Margin

Gross margin as a percentage of net revenue increased to 18.5% during the third quarter of fiscal 2005, compared to 18.2% during the third quarter of fiscal 2004. Gross margin was 18.2% for the nine months ended October 29, 2004, consistent with the same period last year. During the third quarter of fiscal 2005, management utilized component cost declines to achieve profitable market share growth as the cost environment improved. Management expects the component cost environment to continue to be favorable during the fourth quarter of fiscal 2005. Dell will continue to adjust its pricing as necessary in response to future competitive and economic conditions in order to execute on its strategy of profitable market share growth. Management believes that the strength of Dell’s direct-to-customer business model, as well as its strong liquidity position, makes Dell better positioned than its competitors to gain market share in any business climate.

As part of management’s focus on striving to improve margins, Dell remains committed to reducing costs through four primary cost reduction initiatives: manufacturing costs, warranty costs, structural or design costs, and operating expenses. These cost savings initiatives include providing certain customer technical support and back-office functions from cost-effective locations as well as driving more efficient processes and tools globally. Dell’s general practice is to aggressively pass on declines in costs to its customers in order to improve customer value while increasing market share.

Operating Expenses

The following table presents certain information regarding Dell’s operating expenses during the periods indicated:

	Three Months Ended				Nine Months Ended

	October 29, 2004		October 31, 2003		October 29, 2004		October 31, 2003

		% of Net		% of Net		% of Net		% of Net
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

	(in millions, except percentages)
Selling, general and administrative	$1,101	8.8%	$905	8.5%	$3,100	8.7%	$2,553	8.5%
Research, development and engineering	117	0.9%	118	1.1%	353	1.0%	345	1.2%

Total operating expenses	$1,218	9.7%	$1,023	9.6%	$3,453	9.7%	$2,898	9.7%

Selling, general and administrative — During the three and nine months ended October 29, 2004, selling, general and administrative expenses increased in absolute dollars and as a percentage of net revenue, compared to the same periods last year. This is due to an increase in infrastructure costs associated with Dell’s global expansion efforts as part of management’s strategy to profitably gain market share, as well as a greater mix of business outside the U.S. which typically carries a slightly higher operating expense percentage.

Research, development and engineering — During the three and nine months ended October 29, 2004, research, development, and engineering expenses decreased slightly as a percentage of net revenue, compared to the same periods last year. The efficiencies are a result of Dell’s continued leverage of its streamlined infrastructure and strategic relationships with its vendor partners. Dell continues to invest in research, development, and engineering activities to develop and introduce new products, and has obtained approximately 1,100 U.S. patents and applied for approximately 680 additional U.S. patents as of October 29, 2004.

Investment and Other Income, net

Investment and other income, net, primarily includes interest income and expense, gains and losses from the sale of investments, and foreign exchange transaction gains and losses. Investment and other income, net, increased slightly for the three and nine months ended October 29, 2004, compared to the same periods last year. This increase is primarily due to an increase in investment income earned on higher average balances of cash and investments in fiscal 2005, as compared to fiscal 2004.

Income Taxes

Differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from Dell’s geographical distribution of taxable income and differences between book and tax treatment of certain items. Dell’s effective tax rate was 26% for the third quarter of fiscal 2005, compared to 29% for the same quarter last year. For the nine months ended October 29, 2004 and October 31, 2003, Dell’s effective tax rate was approximately 26% and 30%, respectively. The decline in Dell’s effective tax rate is due to a higher proportion of operating profits that will be attributable to foreign jurisdictions during fiscal 2005, as compared to fiscal 2004. Dell expects that its effective tax rate will remain around 26% for the rest of fiscal 2005, but it may continue to decline in future periods as the company’s business outside the U.S. in lower tax jurisdictions continues to expand and becomes an increasing portion of operating profits.

The American Jobs Creation Act of 2004 became law on October 22, 2004. The Act covers a wide range of business tax issues and contains a number of changes to the Internal Revenue Code that may impact Dell and its accounting for income taxes. See “Recently Issued Accounting Pronouncements” included in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Liquidity and Capital Commitments

Liquidity

Dell ended the third quarter of fiscal 2005 with a record $12.4 billion in cash, cash equivalents, and investments, a year-over-year increase of $1.4 billion from October 31, 2003. Dell invests a large portion of its available cash in highly liquid and highly rated government, agency, and corporate debt securities of varying maturities at the date of acquisition. Dell’s investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return through the full investment of available funds. The following table summarizes the results of Dell’s statement of cash flows for the nine months ended October 29, 2004 and October 31, 2003:

	Nine Months Ended

	October 29,	October 31,
	2004	2003

	(in millions)
Net cash flow provided by (used in):
Operating activities	$3,492	$2,612
Investing activities	(662)	(1,840)
Financing activities	(2,902)	(1,003)
Effect of exchange rate changes on cash and cash equivalents	280	355

Net increase in cash and cash equivalents	$208	$124

Operating Activities — Cash provided by operating activities during the nine months ended October 29, 2004 was $3.5 billion, compared to $2.6 billion for the same period last year. Cash flows from operating activities resulted primarily from net income during both periods, which represents Dell’s principal source of cash and primarily led the year-over-year increase. In addition to net income, operating cash flows have historically been impacted by changes in Dell’s cash conversion cycle. During the third quarter of fiscal 2005, Dell’s cash flow provided by operating activities was also positively impacted by the timing of tax payments and the growth of its services business.

Dell’s direct model allows the company to maintain an efficient asset management system which is among the leaders in Dell’s industry. The following table presents the components of Dell’s cash conversion cycle as of October 29, 2004 and January 30, 2004:

	October 29,	January 30,
	2004	2004

Days of sales outstanding(a)	33	31
Days of supply in inventory	4	3
Days in accounts payable	71	70

Cash conversion cycle	(34)	(36)

(a)	Days of sales outstanding includes the effect of product costs related to in-transit customer shipments that are classified in other current assets. For the periods ended October 29, 2004 and January 30, 2004, days of sales outstanding included days of sales in accounts receivable and days of in-transit customer shipments of 30 and 3 days; and 28 and 3 days, respectively.

The increase in days of sales outstanding at October 29, 2004, from the end of fiscal 2004, was partially due to an increase in non-U.S. revenues where collection periods tend to be longer. Dell defers the cost of revenue associated with in-transit customer shipments until they are delivered and revenue is recognized. These deferred costs are included in Dell’s reported days of sales outstanding because management believes it illustrates a more conservative and accurate presentation of Dell’s days of sales outstanding and cash conversion cycle. These deferred costs are recorded in other current assets in Dell’s unaudited condensed consolidated statement of financial position and totaled $446 million and $387 million as of October 29, 2004 and January 30, 2004, respectively.

Investing Activities — Cash used in investing activities for the nine months ended October 29, 2004 was $662 million, compared to $1.8 billion for the same period last year. Cash used in investing activities principally consists of net purchases of investments and capital expenditures for property, plant and equipment. During the nine months ended October 29, 2004, Dell re-invested a relatively lower amount of proceeds from maturities and sales of investments in order to fund share repurchases during the period. In addition, during the nine months ended October 31, 2003 Dell paid $636 million to purchase all of the assets that were held in master lease facilities and previously classified as operating leases.

Financing Activities — Cash used in financing activities during the nine months ended October 29, 2004 was $2.9 billion, compared to $1.0 billion during the same period last year. Financing activities primarily consist of the repurchase of Dell common stock, partially offset by the issuance of common stock under employee stock plans. Dell repurchased 97 million shares during the nine months ended October 29, 2004, compared to

48 million in the same period last year. This increase in share repurchases led the year-over-year increase in cash used in financing activities.

Dell has typically generated annual cash flows from operating activities in amounts greater than net income, driven mainly by its efficient cash conversion cycle. Management currently believes that Dell’s fiscal 2005 cash flows from operations will continue to exceed net income and be more than sufficient to support Dell’s operations and capital requirements. Dell currently anticipates that it will continue to utilize its strong liquidity and cash flows from operations to repurchase its common stock, invest in systems and processes, invest in growth of the company and Dell’s enterprise products, make capital investments, and make a limited number of strategic equity investments.

Capital Commitments

Dell Financial Services — Dell is currently a partner in DFS, a joint venture with CIT. The joint venture allows Dell to provide its customers with various financing alternatives. Dell began consolidating DFS’s financial results at the beginning of the third quarter of fiscal 2004 due to the adoption of FIN 46R. See Note 6 of “Notes to Condensed Consolidated Financial Statements” included in “Item 1 — Financial Statements”.

Restricted Cash — Pursuant to the joint venture agreement between DFS and CIT, DFS is required to maintain certain escrow cash accounts. Due to the consolidation of DFS during the third quarter of fiscal 2004, $378 million in restricted cash is included in other current assets on Dell’s unaudited condensed consolidated statement of financial position as of October 29, 2004.

Capital Expenditures — Dell spent $355 million on property, plant, and equipment during the nine months ended October 29, 2004. Product demand and mix, as well as ongoing efficiencies in operating and information technology infrastructure, influence the level and prioritization of Dell’s capital expenditures. Capital expenditures for all of fiscal 2005 are currently expected to be approximately $525 million.

Long Term Debt — As of October 29, 2004, Dell had outstanding $200 million in Senior Notes due April 15, 2008 and $300 million in Senior Debentures due April 15, 2028. Concurrent with the issuance of the Senior Notes and Senior Debentures, Dell entered into interest rate swap agreements converting Dell’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three month London Interbank Offered Rates plus 0.41% and 0.79% for the Senior Notes and Senior Debentures, respectively.

Share Repurchases — Dell has a share repurchase program that authorizes the purchase of up to 1.25 billion shares of common stock to return cash to stockholders and manage dilution resulting from shares issued under Dell’s employee stock plans. Dell expects to repurchase shares of common stock through a systematic program of open market purchases. During the quarter, Dell repurchased 38 million shares for an aggregate cost of $1.3 billion, see “Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds”. During the nine months ended October 29, 2004, Dell repurchased 97 million shares at an aggregate cost of $3.3 billion. Dell evaluates its share repurchase program quarterly and expects share repurchases during the fourth quarter of fiscal 2005 to be at least $800 million.

Recently Issued Accounting Pronouncements

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On November 15, 2004, the FASB issued proposed FASB staff position, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FAS 109-b”). FAS 109-b would allow companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for SFAS 109’s exception to recognizing deferred tax liabilities and would require explanatory disclosures from those who need the additional time. Through October 29, 2004, Dell has not provided deferred taxes on foreign earnings because such earnings were intended to be indefinitely reinvested outside the U.S. Whether Dell will ultimately take advantage of this provision depends on a number of factors including reviewing future Congressional guidance before a decision can be made. Until that time, Dell will make no change in its current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries. If it becomes apparent that Dell will repatriate these earnings, a one-time tax charge to Dell’s consolidated results of operations of up to approximately $250 million could occur.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Dell has a share repurchase program that authorizes the purchase of up to 1.25 billion shares of common stock to return cash to stockholders and manage dilution resulting from shares issued under Dell’s employee stock plans. The following are details on repurchases under this program for the period covered by this report:

			Total	Maximum
			Number of	Number of
			Shares	Shares that
			Purchased	May Yet Be
	Total		as Part of	Purchased
	Number of	Average	Publicly	Under the
	Shares	Price Paid	Announced	Announced
Period	Purchased(a)	per Share	Plans	Plans

	(in millions, except average price paid per share)
Repurchases from July 31, 2004 through August 27, 2004	17	$34.77	17	120
Repurchases from August 28, 2004 through September 24, 2004	10	35.41	10	110
Repurchases from September 25, 2004 through. October 29, 2004	11	35.45	11	99

Total	38	$35.13	38

(a)	All shares were purchased in open-market transactions. Dell’s share repurchase program was announced on February 20, 1996 and authorizes the purchase of up to 1.25 billion shares of common stock.

ITEM 6.	Exhibits

31.1	Certification of Kevin B. Rollins, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certifications of Kevin B. Rollins, President and Chief Executive Officer, and James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC.

Date: December 1, 2004	/s/ ROBERT W. DAVIS

Robert W. Davis Vice President, Corporate Finance (On behalf of the registrant and as principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

31.1	Certification of Kevin B. Rollins, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certifications of Kevin B. Rollins, President and Chief Executive Officer, and James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350