Form 10-K
period 2005-01-28
DELL INC
filed 2005-03-08
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 28, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 0-17017
Dell Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2487834 (I.R.S. Employer Identification No.)
One Dell Way, Round Rock, Texas 78682
(Address of principal executive offices) (Zip Code)
(512) 338-4400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☒     No ☐

Approximate aggregate market value of the registrant’s common stock held by non-affiliates as of July 30, 2004, based upon the closing price reported for such date on The Nasdaq National Market	$79.9 billion
Number of shares of common stock outstanding as of February 25, 2005	2,459,003,783
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in July 2005, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
All percentage amounts and ratios were calculated using the underlying data in thousands. Unless otherwise noted, all references to industry share and total industry growth data are for personal computers (including desktops, notebooks and x86 servers), and are based upon information provided by IDC Worldwide PC, Printer, and MFP Trackers, March 2005. Share data is for the full calendar year and all Dell growth rates are on a fiscal year-over-year basis.
PART I

ITEM 1 —	BUSINESS
General
Dell Inc., with fiscal 2005 net revenue of $49.2 billion, is a premier provider of products and services worldwide that enable customers to build their information-technology and Internet infrastructures. Dell offers a broad range of enterprise systems (servers, storage, workstations, and networking products), client systems (notebook and desktop computer systems), printing and imaging systems, software and peripherals, and global services. During calendar 2004, Dell was the number one supplier of personal computer systems worldwide as well as in the United States. Dell’s global market leadership is the result of a persistent focus on delivering the best possible customer experience by selling products and services directly to customers.
Dell, a Delaware corporation, was founded in 1984 by Michael Dell on a simple concept: by selling computer systems directly to customers, Dell could best understand their needs and efficiently provide the most effective computing solutions to meet those needs. Dell is based in Round Rock, Texas, and conducts operations worldwide through its subsidiaries. Unless otherwise specified, references to Dell include its consolidated subsidiaries. Dell operates principally in one industry and is managed in three geographic segments: the Americas, Europe, and Asia Pacific-Japan regions. See “Item 1 — Business — Geographic Areas of Operations.”
Business Strategy
Dell’s business strategy combines its direct customer model with a highly efficient manufacturing and supply chain management organization and an emphasis on standards-based technologies. This strategy enables Dell to provide customers with superior value; high-quality, relevant technology; customized systems; superior service and support; and products and services that are easy to buy and use. The key tenets of Dell’s business strategy are:

•	A direct relationship is the most efficient path to the customer. A direct customer relationship, also referred to as Dell’s “direct business model,” eliminates wholesale and retail dealers that add unnecessary time and cost or diminish Dell’s understanding of customer expectations. As a result, Dell is able to offer customers superior value by avoiding expenditures associated with the retail channel such as higher inventory carrying costs, obsolescence associated with technology products, and retail mark-ups. In addition, direct customer relationships provide a constant flow of information about customers’ plans and requirements and enable Dell to continually refine its product offerings. At www.dell.com, customers may review, configure and price systems within Dell’s entire product line; order systems online; and track orders from manufacturing through shipping.

•	Customers can purchase custom-built products and custom-tailored services. Dell believes the direct business model is the most effective model for providing solutions that address customer needs. In addition, Dell’s flexible, build-to-order manufacturing process enables Dell to turn over inventory every four days on average, and reduce inventory levels. This allows Dell to rapidly introduce the latest relevant technology more quickly than companies with slow-moving, indirect distribution channels, and to rapidly pass on component cost savings directly to customers.

•	Dell is the low-cost leader. Dell’s highly efficient supply chain management and manufacturing organization, efficient direct business model, and concentration on standards-based technologies allow Dell to maintain the lowest cost structure among its major competitors, and to pass those savings to its customers. Dell’s relentless focus on reducing its costs allows it to consistently provide customers with superior value.

•	Dell provides a single point of accountability for its customers. Dell recognizes that as technology needs become more complex, it becomes more challenging for customers to efficiently address their information technology needs. Dell therefore strives to be the single point of accountability for customers with complex technological challenges. Dell offers an array of services designed to provide customers the ability to maximize system performance, efficiency, and return on investment.

•	Non-proprietary standards-based technologies deliver the best value to customers. Dell believes that non-proprietary standards-based technologies are critical to providing customers with relevant, high-value products and services. Focusing on standards gives customers the benefit of extensive research and development from Dell and its entire supply chain, rather than a single company. Unlike proprietary technologies, standards provide customers with flexibility and choice while allowing their purchasing decisions to be based on performance, cost, and customer service.
Product Development
Dell is focused on developing standards-based technologies that incorporate highly desirable features and capabilities at competitive prices. Management believes that Dell employs a unique and inherently better collaborative approach to product design and development. With direct customer input, Dell’s engineers work with a global network of technology companies to architect new system designs, influence the direction of future development, and integrate new technologies into Dell’s products. This collaborative approach enables Dell to quickly and efficiently deliver new products and services to the market. During fiscal 2005, Dell’s research, development, and engineering expenses were $463 million, compared with $464 million for fiscal 2004 and $455 million for fiscal 2003.
Products
Dell designs, develops, manufactures, markets, sells, and supports a wide range of products that are customized to customer requirements. These include enterprise systems, client systems, printing and imaging systems, software and peripherals.

•	Servers. Dell’s standards-based PowerEdge™ line of servers is designed to provide customers affordable performance, reliability, and scalability. Options include high performance rack and tower servers for enterprise customers and aggressively priced tower servers for small organizations and networks. Dell ranks number one in the U.S. and number two worldwide in shipments of x86 servers (based on standard Intel architecture). During calendar 2004, Dell increased its share of worldwide x86 server sales by 1.5 percentage points and maintained its number two position in that category at 24.8%.

•	Storage. Dell/ EMC and Dell’s PowerVault™ lines of storage products offer customers a comprehensive portfolio of cost-effective hardware and software products to store, serve, and protect customer data. Dell offers external storage, tape backup products, network attached storage, fibre channel arrays, storage area networks, and rack solutions. Total storage revenue grew 16% during fiscal 2005 and continues to be supported by Dell’s four-year running partnership with EMC Corporation.

•	Workstations. Dell Precision™ desktop and mobile workstations are intended for professional users who demand exceptional performance to run sophisticated applications, such as three-dimensional computer-aided design, digital content creation, geographic information systems, computer animation, software development, and financial analysis. In calendar 2004, Dell held the number one position in the U.S. and worldwide for branded workstation unit shipments.

•	Networking Products. Dell’s PowerConnect™ switches connect computers and servers in small- to medium-sized networks. PowerConnect products offer customers enterprise-class features and reliability at a low cost.

•	Notebook Computers. Dell offers two lines of notebook computer systems. The Latitude™ line is designed to address a wide range of business and organizational needs, including powerful performance, portability, and flexibility. Latitude offerings range from wireless-ready, highly expandable full-featured models to thin, light ultra-portable models. The Inspiron™ line is targeted to customers who require high-performance computer systems at competitive prices. Typical customers are individuals or small-to-medium sized businesses that require optimum performance for their investment. Dell ranked number one in the U.S. and worldwide in notebook computer shipments in calendar 2004.

•	Desktop Computer Systems. Dell customers can select from two lines of desktop computer systems. The OptiPlex™ line is designed for corporate, institutional, and small business customers who demand highly-reliable, stable, manageable, and easily serviced systems within networked environments. The Dimension™ line is designed for small businesses and home users requiring fast technology turns and high-performance computing. The Dimension line typically features the latest high-performance components. Dimension customers include corporate and institutional customers as well as small businesses and home users. Dell ranked number one in the U.S. and worldwide in desktop shipments in calendar 2004.

•	Printing and Imaging Systems. Dell offers a wide array of Dell-branded printers, ranging from photo printers for consumers to large multifunction lasers for corporate workgroups. The Dell printer product line is focused on making printing easier to buy, own, and use. All Dell printers feature the Dell Ink Management System™ or Dell Toner Management System™, which simplifies the purchasing process for supplies by displaying ink or toner levels on the status window during every print job and proactively prompting users to order replacement cartridges directly from Dell. During fiscal 2005, Dell shipped more than five million Dell-branded printers.

•	Software and Peripherals. Dell offers a multitude of competitively priced software and peripherals products, including a wide range of software titles, monitors, plasma and LCD televisions, MP3 players, handhelds, notebook accessories, networking and wireless products, memory, digital cameras, projectors, power adapters and scanners. Dell introduced several new peripherals products in fiscal 2005, including a new line of plasma televisions.

Services
By applying the direct business model to its global services business, Dell seeks to simplify customers’ computing experience by offering a full range of flexible, tailored solutions. Dell offers a portfolio of services that help customers maximize the value of their information technology investments, rapidly deploy systems, and educate IT professionals and consumers.

•	Managed Services. Dell’s wide range of IT management services allows customers to lower annual service costs and enhance performance without sacrificing control of their systems. Dell

Managed Services assists customers in planning, deployment, maintenance, asset management, on-site field services, and other related services.

•	Professional Services. Dell Professional Services helps businesses utilize emerging technology, enhance efficiencies, reduce business risk, and maximize return on technology investment. Using its expertise and best practices in technology consulting, application development, solutions integration, and infrastructure design, Dell designs, develops, and implements end-to-end technology solutions.

•	Deployment Services. Dell’s deployment services are designed to rapidly configure and deploy Dell systems and products into IT environments. Dell’s custom factory integration services allow customers to configure systems to meet their specific hardware and software needs. Additional deployment services include asset management and recovery services, custom delivery services, installation services, managed deployment services, and image management services.

•	Support Services. Dell offers a variety of customized services and support programs tailored to meet specific customer requirements. Dell operates Enterprise Command Centers in the United States, Ireland, China, and Japan to provide rapid, around-the-clock support for critical enterprise systems. Additionally, Dell provides a limited warranty for all computer systems and offers limited 24-hour telephone and online technical support. Dell also offers warranty upgrades and services such as CompleteCare™ accidental damage service, At Home Service for technical support service at home (provided via third-party contract with the customer), Helpdesk for all software and peripherals support, and Gold Technical Support for advanced technical service.

•	Training and Certification Services. Dell offers training and certification programs for business and consumer customers worldwide. Dell’s online training programs feature over 1,200 courses for consumer, business, and IT professionals. The courses are designed for all skill levels and range from personal finance to business productivity to IT certification.

Financial Services
Dell offers various financing alternatives, asset management services, and other customer financial services for its business and consumer customers in the U.S. through Dell Financial Services L.P. (“DFS”), a joint venture between Dell and CIT Group, Inc. (“CIT”). For additional information about Dell’s financing arrangements, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements” and Note 6 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.” Also see “Item 1 — Business — Factors Affecting Dell’s Business and Prospects” for information about the risks associated with DFS.
Sales and Marketing
Dell sells its products and services directly to its customers through dedicated sales representatives, telephone-based sales, and online sales through www.dell.com. Dell’s customers include large corporate, government, healthcare, and education accounts, as well as small-to-medium businesses and individual customers. Within each of Dell’s geographic regions, Dell has divided its sales and marketing resources among these various customer groups. No single customer accounted for more than 10% of Dell’s consolidated net revenue during any of the last three fiscal years. See “Item 1 — Business — Factors Affecting Dell’s Business and Prospects” for information about the risk associated with government contracts.
Dell’s sales and marketing efforts are organized around the needs, trends, and characteristics of Dell’s customers. Dell’s direct business model provides direct and continuous feedback from its customers, thereby allowing the company to develop and refine its products and marketing programs for specific customer groups. This constant flow of communication, which is unique to the direct business model, also allows Dell to rapidly gauge customer satisfaction and target new or existing products.
For large business and institutional customers, Dell maintains a field sales force throughout the world. Dedicated account teams, which include field-based system engineers and consultants, form long-term relationships to provide our largest customers with a single source of assistance and develop specific marketing programs for these customers. For large, multinational customers, Dell offers several programs designed to provide single points of contact and accountability with global account specialists, special global pricing, consistent service and support programs across global regions, and access to central purchasing facilities. Dell also maintains specific sales and marketing programs targeted at federal, state, and local governmental agencies as well as specific healthcare and educational markets.
Dell markets its products and services to small-to-medium businesses and consumers primarily by advertising on television and the Internet, advertising in a variety of print media, and by mailing a broad range of direct marketing publications, such as promotional pieces, catalogs, and customer newsletters. In certain states as well as non-U.S. locations, Dell also operates Dell Direct Stores, which are kiosks typically located within shopping centers, that allow customers to view Dell products in person and purchase online from Dell with the assistance of a Dell expert.
Competition
The market for computer systems and services is subject to intense price competition. In addition to several large branded companies, there are other branded and generic competitors. Dell competes primarily based on its technology, direct customer relationships, value, performance, customer service, quality, and reliability. Dell’s general practice is to aggressively pass on cost declines to its customers in order to enhance customer value while increasing global market share. Dell expects that the competitive pricing environment will continue to be challenging, and Dell expects to continue to reduce its pricing as necessary in response to future competitive and economic conditions. However, Dell believes that the strength of Dell’s direct business model, as well as its strong liquidity position, makes the company better positioned than its competitors to continue profitable growth in any business climate. See “Item 1 — Business — Factors Affecting Dell’s Business and Prospects” for information about the risks associated with competition.
Manufacturing and Materials
Dell manufactures most of the products it sells and has manufacturing locations worldwide to service its global customer base. See “Item 2 — Properties” for information about Dell’s manufacturing locations. Dell believes that its manufacturing processes and supply-chain management techniques provide it a distinct competitive advantage. Its build-to-order manufacturing process is designed to allow Dell to significantly reduce cost while simultaneously providing customers the ability to customize their product purchases. In addition, Dell purchases some of its products from third-party original equipment manufacturers and resells them under the Dell name.
Dell’s manufacturing process consists of assembly, software installation, functional testing, and quality control. Testing and quality control processes are also applied to components, parts, and subassemblies obtained from third-party suppliers. Quality control is maintained through the testing of components, subassemblies, and systems at various stages in the manufacturing process. Quality control also includes a burn-in period for completed units after assembly, on-going production reliability audits, failure tracking for early identification of production and component problems, and information from Dell’s customers obtained through services and support programs. Dell is certified, worldwide, by the International Standards Organization to the requirements of ISO 9001: 2000. This includes the design, manufacture, and service of computer products in all Dell regions.

Dell purchases materials, supplies, and product components from a large number of suppliers. However, in some cases, multiple sources of supply are not available. In other cases, Dell may establish a working relationship with a single source if it believes it is advantageous due to performance, quality, support, delivery, capacity, or price considerations. Dell currently relies on Intel Corporation as a sole source supplier of processors and Microsoft Corporation as a sole source for various operating system and application software products. These relationships and dependencies have not caused material disruptions in the past, and Dell believes that any disruptions that may occur would not disproportionately disadvantage Dell relative to its competitors. Also see “Item 1 — Business — Factors Affecting Dell’s Business and Prospects” for information about the risks associated with sole-source suppliers.
Patents, Trademarks, and Licenses
Dell holds a portfolio of 1,128 U.S. patents and has 719 U.S. patent applications pending as of January 28, 2005. The inventions claimed in those patents and patent applications cover aspects of Dell’s current and possible future computer system products, manufacturing processes, and related technologies. Dell is developing a portfolio of patents that it anticipates will be of value in negotiating intellectual property rights with others in the industry.
Dell has obtained U.S. federal trademark registration for its DELL word mark and its Dell logo mark. Dell owns registrations for 45 of its other marks in the U.S. As of January 28, 2005, Dell had pending applications for registration of 18 other trademarks. Dell believes that establishment of the DELL mark and logo in the U.S. is material to Dell’s operations. Dell has also applied for or obtained registration of the DELL mark and several other marks in approximately 180 other countries.
Dell has entered into a variety of intellectual property licensing and cross-licensing agreements. In addition, Dell has entered into nonexclusive licensing agreements with Microsoft Corporation for various operating system and application software. Dell has also entered into various software licensing agreements with other companies.
From time to time, other companies and individuals assert exclusive patent, copyright, trademark, or other intellectual property rights to technologies or marks that are important to the technology industry or Dell’s business. Dell evaluates each claim relating to its products and, if appropriate, seeks a license to use the protected technology. The licensing agreements generally do not require the licensor to assist Dell in duplicating its patented technology, nor do these agreements protect Dell from trade secret, copyright, or other violations by Dell or its suppliers in developing or selling these products. See “Item 1 — Business — Factors Affecting Dell’s Business and Prospects” for information about the risks associated with intellectual property rights.
Employees
As of January 28, 2005, Dell had approximately 55,200 regular employees, compared to approximately 46,000 as of the end of fiscal 2004. Approximately 24,600 of these employees were located in the U.S., and approximately 30,600 were located in other countries. While Dell’s workforce located both inside and outside the U.S. increased during fiscal 2005, the proportion of Dell’s workforce located outside the U.S. increased due to a number of factors, including Dell’s rapid international growth. Dell has never experienced a work stoppage due to labor difficulties, and believes that its employee relations are good. Workforce diversity is an essential part of Dell’s commitment to quality and the future of Dell, as recognized by Dell’s receipt of the U.S. Department of Labor’s Exemplary Voluntary Achievement Award in 2003 for its industry-leading workforce diversity efforts.
Government Regulation and Environment
Dell’s business is subject to regulation by various federal and state governmental agencies. Such regulation includes the radio frequency emission regulatory activities of the U.S. Federal Communications Commission, the anti-trust regulatory activities of the U.S. Federal Trade Commission and

Department of Justice, the consumer protection laws of the Federal Trade Commission, the export regulatory activities of the U.S. Department of Commerce and the U.S. Department of Treasury, the import regulatory activities of U.S. Customs and Border Protection, the product safety regulatory activities of the U.S. Consumer Products Safety Commission, and environmental regulation by a variety of regulatory authorities in each of the areas in which Dell conducts business. Dell is also subject to regulation in other countries where it conducts business. Dell did not have any material environmental remediation or other environmental costs during fiscal 2005. See “Item 1 — Business — Factors Affecting Dell’s Business and Prospects” for information about the risks associated with government regulation.
Backlog
Dell believes that backlog is not a meaningful indicator of net revenue that can be expected for any period. There can be no assurance that the backlog at any point in time will translate into net revenue in any subsequent period, as unfilled orders can generally be canceled at any time by the customer. At the end of fiscal 2005, 2004, and 2003, backlog was not material.
Geographic Areas of Operations
Dell conducts operations worldwide and is managed in three geographic segments: the Americas, Europe, and Asia Pacific-Japan regions. The Americas region, which is based in Round Rock, Texas, covers the U.S., Canada, and Latin America. Within the Americas, Dell is further segmented into Business and U.S. Consumer. The Americas Business segment includes sales to corporate, government, healthcare, education, and small and medium business customers while the U.S. Consumer segment includes sales primarily to individual consumers. The European region, which is based in Bracknell, England, covers Europe, the Middle East, and Africa. The Asia Pacific-Japan region covers the Pacific Rim, including Australia and New Zealand, and is based in Singapore. In fiscal 2005, approximately 38% of Dell’s consolidated net revenue was attributable to sales outside the U.S.
As part of its global expansion efforts, Dell recently announced a new manufacturing facility in North Carolina, with production to begin in late fiscal year 2006, and new customer-contact centers in Oklahoma, Canada, India, and El Salvador. Dell intends to continue to expand its global infrastructure as its international business continues to grow. See “Item 1 — Business — Factors Affecting Dell’s Business and Prospects” for information about certain risks of international activities. For financial information about the results of Dell’s operating segments for each of the last three fiscal years, see Note 9 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”
Dell’s corporate headquarters are located in Round Rock, Texas. Its manufacturing facilities are located in Austin, Texas; Eldorado do Sul, Brazil; Nashville and Lebanon, Tennessee; Limerick, Ireland; Penang, Malaysia; and Xiamen, China. See “Item 2 — Properties.”
Factors Affecting Dell’s Business and Prospects
There are many factors that affect Dell’s business and the results of its operations, some of which are beyond Dell’s control. The following is a description of some of the important factors that may cause the actual results of Dell’s operations in future periods to differ materially from those currently expected or desired.

•	General economic, business, or industry conditions may result in a decrease in net revenue. As a global company with customers in virtually every business and industry, Dell’s net revenue could deteriorate as a result of macroeconomic trends in both the U.S. and abroad. If the economic climate deteriorates, customers or potential customers could reduce or delay their technology investments. As a result, Dell’s net revenue and profitability could be negatively affected.

•	Dell’s business is extremely competitive and no assurances can be offered that Dell can maintain its competitive advantage. Dell’s success is based on its ability to profitably offer its products at a lower price than its competitors. However, Dell encounters aggressive competition from numerous companies globally in all aspects of its business. Accordingly, Dell cannot provide any assurance that it can maintain or extend this advantage if its competitors alter their cost structure or business model, or take other actions that affect Dell’s current competitive advantage. If Dell is unable to maintain its competitive advantage, a loss of market share, revenue, or profitability may result.

•	A substantial portion of Dell’s net revenue is dependent upon international sales, which are subject to risks and uncertainties. Sales outside the U.S. accounted for approximately 38% of Dell’s consolidated net revenue in fiscal 2005. Dell’s future growth rates and success are dependent on continued growth and success in international markets. The success and profitability of Dell’s international operations are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability, unexpected changes in the regulatory environment, trade protection measures, tax laws (including U.S. taxes on foreign operations), and foreign currency exchange rates, any of which could potentially adversely affect Dell’s operations. Further, as Dell generates cash flows in non-U.S. jurisdictions, the company may experience difficulty transferring such funds to the U.S. in a tax efficient manner. During the fourth quarter of fiscal 2005 Dell determined that the company will repatriate $4.1 billion in foreign earnings pursuant to a favorable tax incentive provided by the American Jobs Creation Act of 2004. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Taxes.”

•	Dell’s overall profitability may not meet expectations if its product, customer, and geographic mix is substantially different than anticipated. The profit margins realized by Dell vary among its products, customers, and geographies. Consequently, if Dell’s mix of any of these is substantially different from what it anticipates in any particular period, Dell’s profitability could be less than expected.

•	Dell’s net revenue may not meet expectations if it is unable to accurately predict the effect of seasonality on its business. Dell experiences seasonal trends in the sale of its products and services. For example, during Dell’s third fiscal quarter, sales to government customers (particularly the U.S. federal government) are typically stronger than in other quarters, while sales in Europe are often weaker than in other quarters. Consumer sales are typically strongest during Dell’s fourth fiscal quarter. As Dell increases its sales in the highly seasonal consumer sector, this seasonal effect may increase. If Dell is not able to accurately anticipate seasonal trends, Dell’s net revenue and profitability could be less than expected.

•	Infrastructure failures could have a material adverse effect on Dell’s business. Dell is highly dependent on its infrastructure in order to achieve its business objectives. If Dell experiences a problem that impairs its infrastructure, such as a computer virus, intentional disruption of IT systems by a third-party, manufacturing failure, or telephone system failure, the resulting disruptions could impede Dell’s ability to book or process orders, manufacture, and ship in a timely manner or otherwise carry on its business in the ordinary course. Any such events could cause Dell to lose significant customers or revenue and could require Dell to incur significant expense to eliminate these problems and address related security concerns. Further, because Dell’s sales are not generally linear during any particular quarterly period, the potential adverse effect resulting from any such events or any other disruption to Dell’s business could be accentuated if it occurs during a disproportionately heavy demand or shipping cycle during any quarterly period.

•	A failure on the part of Dell to effectively manage a product transition will directly affect the demand for Dell’s products and the profitability of Dell’s operations. The technology industry is characterized by continuing improvements in technology, which result in the frequent introduction of new products, short product life cycles, and continual improvement in product performance characteristics. Product transitions present some of the greatest execution challenges and risks for any technology company. Accordingly, if Dell is unable to effectively manage a product transition, its business and results of operations could be negatively affected. In addition, continuing technological advancement, which is a significant driver of customer demand, is largely beyond Dell’s control.

•	Disruptions in component availability could unfavorably affect Dell’s performance. Dell’s direct business model gives it the ability to operate with reduced levels of component and finished goods inventories. Dell’s financial success in recent periods has been due in part to its supply chain management practices, including its ability to achieve rapid inventory turns. However, because Dell maintains only minimal levels of component inventory, Dell’s financial performance, as well as its ability to satisfy customer needs, could be negatively affected if it suffers a disruption in component availability.

•	Dell’s reliance on suppliers creates risks and uncertainties. Dell’s manufacturing process requires a high volume of quality components that are procured from third-party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts (which can adversely affect the reliability and reputation of Dell’s products), a shortage of components and reduced control over delivery schedules (which can adversely affect Dell’s manufacturing efficiencies), and increases in component costs (which can adversely affect Dell’s profitability).

•	Dell could experience manufacturing interruptions, delays, or inefficiencies if it is unable to timely and reliably procure components from certain single-sourced suppliers. Dell maintains several single-source supplier relationships, either because alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. If the supply of a critical single-source material or component were delayed or curtailed, Dell’s ability to ship the related product in desired quantities and in a timely manner could be adversely affected. Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could adversely affect operating results.

•	Dell’s results may be affected if it does not effectively hedge its exposure to fluctuations in foreign currency exchange rates and interest rates. Dell utilizes derivative instruments to hedge its exposure to fluctuations in foreign currency exchange rates and interest rates. Some of these instruments and contracts may involve elements of market and credit risk in excess of the amounts recognized in the Consolidated Financial Statements. For additional information about risk on financial instruments, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.” Further, Dell may experience a decrease in revenue from its international operations if it is does not effectively hedge its exposure to currency fluctuations.

•	Dell’s continued business success may be largely dependent on its ability to obtain licenses to intellectual property developed by others on commercially reasonable and competitive terms. If Dell or its suppliers are unable to obtain desirable technology licenses, Dell could be prohibited from marketing products, could be forced to market products without desirable features, or could incur substantial costs to redesign its products, defend legal actions, or pay damages.

•	Dell’s failure to attract and retain qualified personnel could lead to a loss of revenue or profitability. Dell cannot provide any assurance that it will succeed in attracting and retaining enough qualified personnel to support its anticipated rapid international growth and its increasingly complex product and service offerings. Dell relies in part on the granting of equity awards to attract and retain qualified personnel. New accounting regulations regarding the expensing of stock options may affect both Dell’s ability to successfully attract and retain qualified personnel and increase Dell’s compensation costs.

•	Loss of government contracts could have a material adverse effect on Dell’s business. Government contracts are subject to future funding that may affect the extension or termination of programs, and are subject to the right of the government to terminate for convenience or non-appropriation. In addition, if Dell violates legal or regulatory requirements, the government could suspend or disbar Dell as a contractor. Dell’s suspension or disbarment as a government contractor would negatively affect Dell’s net revenue and profitability.

•	Dell cannot provide any assurance that current environmental laws, or any laws enacted in the future, will not have a material adverse effect on Dell. Dell’s operations are subject to environmental regulation in each of the jurisdictions in which Dell conducts business. Some of Dell’s manufacturing operations use substances that are regulated in various jurisdictions. In addition, Dell must comply with new regulations restricting the company’s ability to include lead and certain other substances in its products. If Dell does not comply with applicable rules and regulations in connection with the use and sale of such substances, Dell could be subject to liability. Dell could also face substantial costs and liabilities in connection with product take-back legislation. Beginning in August 2005, Dell will be subject to the European Union Waste Electrical and Electronic Equipment Directive as enacted by individual European Union countries (“WEEE Legislation”), which makes producers of electrical goods, including computers and printers, responsible for collection, recycling, treatment and disposal of recovered products. Dell does not expect that the impact of the WEEE Legislation and other similar legislation adopted in Japan and California will have a material adverse effect on Dell.

•	If DFS is unable to provide financing to Dell’s customers, Dell would be forced to use alternative sources for financing for its customers or self-finance these activities and, as a result, could experience a decline in its cash flow from operations. Should DFS experience an interruption in operations, Dell would likely have to use alternative sources for financing arrangements with its customers. Dell is currently dependent upon DFS, a joint venture with CIT, to provide financing for a significant number of customers who elect to finance Dell products, and DFS is dependent in part upon CIT to access the capital markets to provide funding for these transactions. If CIT is unable to access the capital markets, DFS may not be able to fully fund customer financing arrangements. Upon any such interruption in services, Dell would be forced to use alternative sources for financing for its customers, or self-finance these activities. Although Dell has sufficient alternative sources for financing these activities, Dell could nonetheless experience a decline in its cash flow from operations if it is unable to do so in a timely manner.

•	Armed hostilities, terrorism, natural disasters, or public health issues could have a material adverse effect on Dell’s business. Armed hostilities, terrorism, natural disasters, or public health issues, whether in the U.S. or abroad, could cause damage or disruption to Dell, its suppliers or customers, or could create political or economic instability, any of which could have a material adverse effect on Dell’s business. Although it is impossible to predict the consequences of any such events, such events could result in a decrease in demand for Dell’s products, could make it difficult or impossible for Dell to deliver products or for its suppliers to deliver components, and could create delay and inefficiencies in Dell’s supply chain.
Trademarks and Service Marks
Unless otherwise noted, trademarks appearing in this report are trademarks of Dell. Dell disclaims proprietary interest in the marks and names of others. EMC is a registered trademark of EMC Corporation.
Available Information
Dell maintains an Internet website at www.dell.com. Dell’s reports filed with the Securities and Exchange Commission (“SEC”) (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, any amendments to these reports, and Section 16 filings)

are accessible through Dell’s Investor Relations website at www.dell.com/investor, free of charge, as soon as reasonably practicable after electronic filing. The public may read and copy any materials filed by Dell with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
Executive Officers of Dell
The following table sets forth the name, age, and position of each of the persons who were serving as executive officers of Dell as of March 7, 2005:

Name	Age	Title

Michael S. Dell	40	Chairman of the Board
Kevin B. Rollins	52	President and Chief Executive Officer
William J. Amelio	47	Senior Vice President, Asia Pacific-Japan
Paul D. Bell	44	Senior Vice President, Europe, Middle East and Africa
Jeffrey W. Clarke	42	Senior Vice President, Product Group
Martin J. Garvin	52	Senior Vice President, Worldwide Procurement and Global Customer Experience
Alexander Gruzen	42	Senior Vice President, Product Group
John S. Hamlin	39	Senior Vice President, U.S. Consumer Business
Joseph A. Marengi	51	Senior Vice President, Americas
Paul D. McKinnon	54	Senior Vice President, Human Resources
John K. Medica	46	Senior Vice President, Product Group
Randall D. Mott	48	Senior Vice President and Chief Information Officer
Glenn E. Neland	56	Senior Vice President, Worldwide Procurement and Global Customer Experience
Rosendo G. Parra	45	Senior Vice President, Americas
James M. Schneider	52	Senior Vice President and Chief Financial Officer
Lawrence P. Tu	50	Senior Vice President, General Counsel and Secretary
Michael S. Dell — Mr. Dell currently serves as Chairman of the Board of Directors of Dell. He has held this role since he founded the company in 1984. Mr. Dell also served as Chief Executive Officer of Dell from 1984 until July 2004. He sits on the Foundation Board of the World Economic Forum, serves on the executive committee of the International Business Council, and is a member of the U.S. Business Council. He also serves on the U.S. President’s Council of Advisors on Science and Technology and sits on the governing board of the Indian School of Business in Hyderabad, India.
Kevin B. Rollins — Mr. Rollins currently serves as President and Chief Executive Officer of Dell. In this role, he is responsible for Dell’s day-to-day global operations and establishes Dell’s strategic direction. Mr. Rollins joined Dell in April 1996 as Senior Vice President, Corporate Strategy, was named Senior Vice President, General Manager — Americas in May 1996, and was named Vice Chairman in 1997. In 2001, Mr. Rollins’ title was changed from Vice Chairman to President and Chief Operating Officer. He was named Chief Executive Office of Dell in July 2004. For 12 years prior to joining Dell, Mr. Rollins was employed by Bain & Company, an international strategy consulting firm, most recently serving as a director and partner. Mr. Rollins received a Master of Business Administration degree and a Bachelor of Arts degree from Brigham Young University. Mr. Rollins is a member of the university’s President’s Leadership Council and the Marriott School National Advisory Council at Brigham Young University, where he founded and continues to sponsor the

Rollins Center for E-Commerce. In April 2003, Mr. Rollins was appointed by President George W. Bush to serve on the Advisory Committee for Trade Policy and Negotiation, offering counsel to the U.S. Trade Representative on matters of policy affecting national interests, and is a member of the Computer Systems Policy Project and the U.S. Business Council. Mr. Rollins is also active in the American Enterprise Institute and the Juvenile Diabetes Research Foundation.
William J. Amelio — Mr. Amelio joined Dell in March 2001 as Senior Vice President, Relationship Group, a position he shared with Mr. Marengi, and was named Senior Vice President, Asia Pacific-Japan in May 2001. In this position, Mr. Amelio is responsible for Dell’s operations in all markets in the Asia Pacific-Japan region, including Dell’s manufacturing and customer-contact centers in that region. Prior to joining Dell, Mr. Amelio was employed by NCR Corp., last serving as Executive Vice President and Chief Operating Officer of NCR’s Retail and Financial Group. Prior to joining NCR, Mr. Amelio served as the President and Chief Executive Officer for Honeywell International Inc.’s transportation and power systems divisions. Preceding that, he led the turbo charging systems business at AlliedSignal Inc. before its merger with Honeywell. His career also includes 18 years with International Business Machines Corp. in a variety of senior-management positions, including general manager of operations for IBM’s personal computer company. Mr. Amelio holds a master’s degree in Management from Stanford University and a bachelor’s degree in Chemical Engineering from Lehigh University.
Paul D. Bell — Mr. Bell joined Dell in 1996 and has served as Senior Vice President, Europe, Middle East and Africa since February 2000. In this role, Mr. Bell is responsible for Dell’s operations in all markets in the Europe, Middle East and Africa region, including Dell’s manufacturing and customer-contact centers in that region. Prior to this, Mr. Bell served as Senior Vice President, Home and Small Business. Prior to joining Dell in July 1996, Mr. Bell was a management consultant with Bain & Company for six years, including two years as a consultant for Dell. Mr. Bell received bachelor’s degrees in Fine Arts and Business Administration from Pennsylvania State University and a Master of Business Administration degree from the Yale School of Organization and Management.
Jeffrey W. Clarke — Mr. Clarke has served as Senior Vice President, Product Group since January 2003. In this role, he is responsible, along with Mr. Gruzen and Mr. Medica, for the worldwide development, marketing, quality, and delivery into manufacturing of all Dell client, workstation, networking, server and storage systems, as well as the strategic technology direction for these businesses. Mr. Clarke joined Dell in 1987 as a quality engineer and has served in a variety of engineering, and management roles. In 1995 Mr. Clarke became the director of desktop development, and from November 2001 to January 2003 he served as Vice President and General Manager, Relationship Product Group. Mr. Clarke received a bachelor’s degree in Electrical Engineering from the University of Texas at San Antonio.
Martin J. Garvin — Mr. Garvin is Senior Vice President, Worldwide Procurement and Global Customer Experience. In this role he shares responsibility with Mr. Neland for procurement and supply chain activities and for managing the customer experience initiative on a worldwide basis. Mr. Garvin joined Dell in August 1997, and until March 2003 served as Vice President, Worldwide Procurement where he and Mr. Neland shared responsibility for global supply chain optimization, including responsibility for cost, quality, availability, technology, and service for all computer system commodities and sub-systems. Prior to joining Dell, Mr. Garvin held a variety of executive level positions at Hewlett-Packard Company, Sun Microsystems Inc., and NetEdge Systems, Inc. Mr. Garvin holds a master’s degree in business administration and a bachelor’s degree in biological sciences from California State University at San Jose.
Alexander Gruzen — Mr. Gruzen joined Dell as Senior Vice President, Product Group in August 2004. In this role, he is responsible along with Mr. Clarke and Mr. Medica for worldwide development, marketing, quality, and delivery into manufacturing of Dell client, workstation, networking, server and storage systems, as well as the strategic technology direction for these businesses. Prior to joining Dell, Mr. Gruzen was employed by Hewlett-Packard Company, last serving as Senior Vice

President and General Manager of the Mobile Computing Global Business Unit. Prior to the merger of Hewlett-Packard and Compaq Computer Corporation in 2002, Mr. Gruzen was employed by Compaq where he served as Vice President and General Manager, Mobile Division, Access Business Group after holding the position of Vice President, Asia Consumer Group. Mr. Gruzen joined Compaq in 1999. Mr. Gruzen holds Bachelor of Science and Master of Science degrees in Aeronautical and Astronautical Engineering from the Massachusetts Institute of Technology, and a Master of Business Administration degree from Harvard University.
John S. Hamlin — Mr. Hamlin has been in charge of the U.S. Consumer business since May 2000, and was named Senior Vice President, U.S. Consumer Business in January 2003. In that role, he has full profit and loss responsibility for the U.S. consumer business. In February 2004, Mr. Hamlin was assigned management responsibility for Dell’s international customer-contact centers. Prior to his current role, Mr. Hamlin served as Vice President, Home and Small Business in Japan, and managed Dell’s preferred accounts segment in Japan. Mr. Hamlin joined Dell in March 1996, and held a variety of positions within Dell prior to moving to Japan. Prior to joining Dell, Mr. Hamlin was in venture capital for three years and was a management consultant for Bain & Company for six years. Mr. Hamlin is a graduate of Dartmouth College and holds a master’s degree in Business Administration from Harvard Business School.
Joseph A. Marengi — Mr. Marengi joined Dell in 1997 and serves as Senior Vice President, Americas. In this position, Mr. Marengi shares responsibility with Mr. Parra for Dell’s Americas business units, serving large and small corporate, government, education, healthcare, and small and medium business customers in the U.S., Canada, and Latin America. He is also responsible for Dell’s services business and for Dell’s manufacturing operations in Austin, Nashville, and Brazil. Prior to joining Dell, Mr. Marengi worked at Novell, Inc., most recently serving as its President and Chief Operating Officer. Prior to joining Novell in 1989, Mr. Marengi served as Vice President of Channel Sales for Excelan, Inc. and in various other executive, sales, and information management positions. From 1978 through 1981, Mr. Marengi served in the U.S. Coast Guard and Coast Guard Reserve, reaching the rank of Lieutenant Commander. Mr. Marengi earned a bachelor’s degree in Public Administration from the University of Massachusetts and a master’s degree in Management from the University of Southern California. Mr. Marengi serves on the Corporate Advisory Board of the USC Marshall School of Business.
Paul D. McKinnon — Mr. McKinnon joined Dell in November 1997 as Vice President, Human Resources. He was named Senior Vice President, Human Resources in May 2000 and continues to serve in that role. He is responsible for all human resources functions and activities as well as security, global diversity, and corporate communications. From July 1994 to November 1997, Mr. McKinnon was a principal of McKinnon Consulting. Prior to July 1994, Mr. McKinnon was partner of Novations Group and Harbridge House Inc., and from 1982 to 1986 was an Assistant Professor at the University of Virginia. He holds a bachelor’s degree in History and a master’s degree in Organizational Behavior from Brigham Young University, and a doctorate in Organizational Studies from Massachusetts Institute of Technology.
John K. Medica — Mr. Medica was named Senior Vice President, Product Group in January 2003. In this role, he is responsible, along with Mr. Clarke and Mr. Gruzen, for the worldwide development, marketing, quality, and delivery into manufacturing of all Dell client, workstation, networking, server, and storage systems, as well as the strategic technology direction for these businesses. Mr. Medica joined Dell in 1993 as Vice President, Portable Systems. In 1996, Mr. Medica was named President and Chief Operating Officer of Dell’s Japan division. Mr. Medica returned to the U.S. as Vice President, Procurement in August 1997 and later served as Vice President, Web Products Group and Vice President and General Manager, Transactional Product Group. Prior to joining Dell, Mr. Medica held a variety of development and operations positions over a ten-year period at Apple Computer, Inc. Mr. Medica graduated from Wake Forest University with a master’s degree in Business Administration and holds a bachelor’s degree in Electrical Engineering from Manhattan College.

Randall D. Mott — Mr. Mott serves as Senior Vice President and Chief Information Officer. He is responsible for managing Dell’s global information technology infrastructure, including the backbone of its extensive Internet and Web-based capabilities. Prior to joining Dell in March 2000, Mr. Mott served as Senior Vice President and Chief Information Officer of Wal-Mart Stores, Inc. from 1994 to February 2000. He joined Wal-mart in 1978, where he served in numerous technical and management positions. Mr. Mott holds a bachelor’s degree in Mathematics from the University of Arkansas.
Glenn E. Neland — Mr. Neland is Senior Vice President, Worldwide Procurement and Global Customer Experience. In this role he shares responsibility with Mr. Garvin for procurement and supply chain activities and for managing Dell’s customer experience initiatives on a worldwide basis. He joined Dell in September 1997, and until March 2003 served as Vice President, Worldwide Procurement, Commodities, where he and Mr. Garvin shared responsibility for global supply chain optimization, including responsibility for cost, quality, availability, technology, and service for all computer system commodities and sub-systems. Mr. Neland was also responsible for notebook operations and portables procurement. Before joining Dell, Mr. Neland held various positions at Texas Instruments Incorporated, including General Manager for notebooks, Vice President and General Manager of Printing Systems, as well as other operations and engineering positions. He holds a bachelor’s degree in electrical engineering from the University of Illinois. Mr. Neland serves on the Board of Directors of International Displayworks, Inc.
Rosendo G. Parra — Mr. Parra joined Dell in 1993 and serves as Senior Vice President, Americas. In this position, he shares responsibility with Mr. Marengi for Dell’s Americas business units, serving large and small corporate, government, education, healthcare, and small and medium business customers in the U.S., Canada, and Latin America. He is also responsible for Dell’s services business and for Dell’s manufacturing operations in Austin, Nashville, and Brazil. Prior to joining Dell, Mr. Parra held various sales and general management positions with GRiD Systems Corporation, including Regional Sales Director and Vice President and General Manager of the PC Strategic Business Unit. Before his association with GRiD, Mr. Parra spent nine years in various sales and management positions for the business products division of RadioShack Corporation. Mr. Parra earned a bachelor’s degree in Marketing from the University of Maryland.
James M. Schneider — Mr. Schneider serves as Senior Vice President and Chief Financial Officer. In this role, he is responsible for Dell’s finance function for all business units worldwide, including the controller function, corporate planning, tax, treasury, investor relations, corporate development, real estate, risk management, and internal audit. Mr. Schneider joined Dell in 1996 as Vice President of Finance and Chief Accounting Officer, was named Senior Vice President in 1998 and Chief Financial Officer in 2000. For three years prior to joining Dell, Mr. Schneider was employed by MCI Communications Corporation, last serving as Senior Vice President of Corporate Finance. For 19 years prior to joining MCI, Mr. Schneider was associated with Price Waterhouse LLP, serving as a partner for 10 years. Mr. Schneider holds a bachelor’s degree in Accounting from Carroll College in Waukesha, Wisconsin, and is a Certified Public Accountant. He is a member of the board of directors of General Communications, Inc. and Gap, Inc. Mr. Schneider is also a member of the Financial Executives Institute.
Lawrence P. Tu — Mr. Tu joined Dell as Senior Vice President, General Counsel and Secretary in July 2004, and is responsible for overseeing Dell’s global legal department and governmental affairs. Before joining Dell, Mr. Tu served as Executive Vice President and General Counsel at NBC Universal for three years. Prior to his position at NBC, he was a partner with the law firm of O’Melveny & Myers LLP, where he focused on high technology, Internet and media related transactions, and where he served five years as managing partner of the firm’s Hong Kong office. Mr. Tu’s prior experience also includes serving as General Counsel Asia-Pacific for Goldman Sachs, attorney for the U.S. State Department and law clerk for U.S. Supreme Court Justice Thurgood Marshall. Mr. Tu holds Juris Doctor and Bachelor of Arts degrees from Harvard University, as well as a Bachelor of Arts degree from Oxford University, where he was a Rhodes Scholar.

ITEM 2 —	PROPERTIES
As of January 28, 2005, Dell owned or leased a total of approximately 11.7 million square feet of office, manufacturing, and warehouse space worldwide, approximately 7.3 million square feet of which is located in the U.S. and the remainder located in other countries. Dell believes that it can readily meet its requirements for additional space at competitive rates by extending expiring leases or by finding alternative space.

Domestic Properties
Dell’s principal offices are located in Round Rock, Texas (north of Austin), and its U.S. manufacturing facilities are located in Austin, Texas and Middle Tennessee.
Dell owns approximately 340 acres of land in Round Rock, Texas, on which are located six office buildings. These buildings, comprising Dell’s Round Rock campus, contain an aggregate of approximately 2.1 million square feet of office and lab space. Dell’s sales, marketing, and support staff for the Americas region, as well as the corporate headquarters and support functions, are located on the Round Rock campus.
Dell also owns approximately 550 acres of land in Austin, Texas, referred to as the Parmer Campus. Approximately 2.0 million square feet of office, lab, manufacturing, and distribution space are located on the campus, including office and lab buildings totaling 1.1 million square feet and manufacturing/distribution facilities totaling 900,000 square feet. Approximately 220,000 square feet of the manufacturing/distribution space is currently leased to a third-party.
Dell leases approximately 1.2 million square feet of space in Middle Tennessee. This includes a 355,000 square foot office building in Nashville, Tennessee that houses sales, technical support, and administrative support; a 300,000 square foot manufacturing facility in Lebanon, Tennessee; and a 300,000 square foot manufacturing facility in Nashville, Tennessee. Approximately 205,000 square feet of warehouse/distribution space is subleased to a third-party.
In addition to the campuses, Dell also leases approximately 1.9 million square feet of additional space, in various locations within the U.S. Approximately 790,000 square feet is used for manufacturing and distribution and 315,000 square feet houses customer-contact center and professional services sites. The remaining 830,000 square feet of office and manufacturing space, with lease expiration dates ranging from March 2005 to December 2010, has been taken out of service and has either been subleased or is being marketed for sale or sublease.
In November 2004, Dell announced that a new 500,000 square feet manufacturing facility would be constructed in North Carolina with production to begin in late fiscal year 2006. In addition, Dell began operating a customer-contact center in Oklahoma City, Oklahoma in August 2004 and is currently constructing a 120,000 square feet facility in Oklahoma City on approximately 62 acres that will be operational later in fiscal year 2006.

International Properties
As of January 28, 2005, Dell’s non-U.S. facilities consisted of approximately 4.4 million square feet of office and manufacturing space in approximately 43 countries. Approximately 2.5 million square feet of this space is leased property, with lease expiration dates ranging from February 2005 to June 2024. Dell owns approximately 1.9 million square feet of space.
Dell has manufacturing and office facilities in Eldorado do Sul, Brazil; Limerick, Ireland; Penang, Malaysia; and Xiamen, China. Approximately 100,000 square feet is leased in Eldorado do Sul. Dell has approximately 865,000 square feet of office and manufacturing space in Ireland, the majority of which is owned. Dell owns two facilities in Penang, Malaysia totaling 580,000 square feet of office and manufacturing space. Both facilities are located on land leased from the State Authority of Penang. Dell owns approximately 367,000 square feet of office and manufacturing space in Xiamen,

China. Dell also leases approximately 795,000 square feet of office space in Bangalore and Hyderabad, India.
Dell has established technical and customer support and related operations in India, Panama, Slovakia, Morocco, China, as well as design centers in Brazil, Singapore, China, and Taiwan. Facilities are currently under design or construction in Edmonton, Canada, Mohali, India and San Salvador, El Salvador which will be leased by Dell for technical and customer support operations in early fiscal year 2006.

ITEM 3 —	LEGAL PROCEEDINGS
Dell is subject to various legal proceedings and claims arising in the ordinary course of business. Dell’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on Dell’s financial condition, results of operations, or cash flows.

ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of Dell’s stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2005.
PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Dell’s common stock is listed on The Nasdaq National Market under the symbol DELL. Information regarding the market prices of Dell’s common stock may be found in Note 11 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”
Holders
As of February 25, 2005, there were 34,625 holders of record of Dell’s common stock.
Dividends
Dell has never declared or paid any cash dividends on shares of its common stock and currently does not anticipate paying any cash dividends in the immediate future. Any future determination to pay cash dividends will be at the discretion of Dell’s Board of Directors.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Dell has a share repurchase program that authorizes the company to purchase shares of common stock in order to both distribute cash to stockholders and manage dilution resulting from shares issued under Dell’s equity compensation plans. However, Dell does not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. As of January 28, 2005, Dell’s share repurchase program authorized the purchase of up to 1.25 billion shares of common stock at an aggregate cost not to exceed $20 billion. Subsequent to fiscal 2005, on March 3, 2005, the Board of Directors of Dell approved an amendment to the plan to increase the number of authorized shares available for repurchase by 250 million to 1.5 billion, and the aggregate dollar cost threshold by $10 billion to $30 billion. The following details repurchases under this program during the fourth quarter of fiscal 2005:

			Total Number of	Maximum Number of
	Total Number of		Shares Repurchased as	Shares that May Yet Be
	Shares	Average Price Paid	Part of Publicly	Repurchased Under the
Period	Repurchased(a)	per Share	Announced Plan	Announced Plan(b)

	(In millions, except average price paid per share)
Repurchases from October 30, 2004 through November 26, 2004	9	$37.33	9	90
Repurchases from November 27, 2004 through December 24, 2004	5	$41.72	5	85
Repurchases from December 25, 2004 through January 28, 2005	8	$40.77	8	77

Total	22	$39.62	22

(a)	All shares were purchased in open-market transactions.

(b)	Dell’s share repurchase program was announced on February 20, 1996. The maximum number of shares that may yet be repurchased under the announced plan was calculated using the authorized number of shares for repurchase as of January 28, 2005 of 1.25 billion.

ITEM 6 — SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Financial Statements and Supplementary Data.”

	Fiscal Year Ended

	January 28,	January 30,	January 31,	February 1,	February 2,
	2005(a)	2004	2003	2002(b)	2001(c)

	(in millions, except per share data)
Results of Operations:
Net revenue	$49,205	$41,444	$35,404	$31,168	$31,888
Gross margin	9,015	7,552	6,349	5,507	6,443
Operating income	4,254	3,544	2,844	1,789	2,663
Income before cumulative effect of change in accounting principle(d)	3,043	2,645	2,122	1,246	2,236
Net income	$3,043	$2,645	$2,122	$1,246	$2,177
Earnings per common share:
Before cumulative effect of change in accounting principle:
Basic	$1.21	$1.03	$0.82	$0.48	$0.87
Diluted	$1.18	$1.01	$0.80	$0.46	$0.81
After cumulative effect of change in accounting principle:
Basic	$1.21	$1.03	$0.82	$0.48	$0.84
Diluted	$1.18	$1.01	$0.80	$0.46	$0.79
Number of weighted average shares outstanding:
Basic	2,509	2,565	2,584	2,602	2,582
Diluted	2,568	2,619	2,644	2,726	2,746
Cash Flow and Balance Sheet Data:
Net cash provided by operating activities	$5,310	$3,670	$3,538	$3,797	$4,195
Cash, cash equivalents and investments	14,126	11,922	9,905	8,287	7,853
Total assets	23,215	19,311	15,470	13,535	13,670
Long-term debt	505	505	506	520	509
Total stockholders’ equity	$6,485	$6,280	$4,873	$4,694	$5,622

(a)	During the fourth quarter of fiscal 2005, Dell recorded a tax repatriation charge of $280 million pursuant to a favorable tax incentive provided by the American Jobs Creation Act of 2004. This tax charge is related to Dell’s decision to repatriate $4.1 billion in foreign earnings.

(b)	Includes a pre-tax charge of $742 million. Approximately $482 million relates to employee termination benefits, facilities closure costs, and other asset impairments and exit costs, while the balance of $260 million relates to other-than-temporary declines in the fair value of equity securities.

(c)	Includes a pre-tax charge of $105 million related to employee termination benefits and facilities closure costs.

(d)	Effective January 29, 2000, Dell changed its accounting for revenue recognition in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. The cumulative effect of the change on retained earnings as of the beginning of fiscal 2001 resulted in a charge to fiscal 2001 income of $59 million (net of income taxes of $25 million). With the exception of the cumulative effect adjustment, the effect of the change on net income for the fiscal year ended February 2, 2001 was not material.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Dell — through its direct business model — designs, develops, manufactures, markets, sells, and supports a wide range of computer systems and services that are customized to customer requirements. These include enterprise systems (servers, storage, workstations, and networking products), client systems (notebook and desktop computer systems), printing and imaging systems, software and peripherals, and global services. Dell markets and sells its products and services directly to its customers, which include large corporate, government, healthcare, and education accounts, as well as small-to-medium businesses and individual customers. Dell conducts operations worldwide and is managed in three geographic segments: the Americas, Europe, and Asia Pacific-Japan regions. Within the Americas, Dell is further segmented into Business and U.S. Consumer.
The following table summarizes Dell’s consolidated results of operations for each of the past three fiscal years:

	Fiscal Year Ended

	January 28,	Percentage	January 30,	Percentage	January 31,
	2005	Change	2004	Change	2003

	(dollars in millions)
Net revenue	$49,205	19%	$41,444	17%	$35,404
Gross margin	$9,015	19%	$7,552	19%	$6,349
% of net revenue	18.3%		18.2%		17.9%
Operating expenses	$4,761	19%	$4,008	14%	$3,505
% of net revenue	9.7%		9.7%		9.9%
Operating income	$4,254	20%	$3,544	25%	$2,844
% of net revenue	8.6%		8.6%		8.0%
Tax provision before repatriation charge	$1,122		$1,079		$905
% of income before income taxes	25.2%		29.0%		29.9%
Tax repatriation charge	$280		$—		$—
% of income before income taxes	6.3%		—		—
Income tax provision	$1,402		$1,079		$905
% of income before income taxes	31.5%		29.0%		29.9%
Net income	$3,043	15%	$2,645	25%	$2,122
% of net revenue	6.2%		6.4%		6.0%
During fiscal 2005, Dell maintained its position as the world’s number one supplier of personal computer systems with performance that continued to outpace the industry. Dell’s consolidated net unit shipments increased 21% as the company increased its share of worldwide personal computer sales by 1.1 percentage points during the calendar year to 17.8%. Consolidated net revenue increased 19% to $49.2 billion during fiscal 2005, with Dell’s strong international performance being a key driver of this growth even as the company expanded its number one position in the U.S. During fiscal 2005, component costs continued to decline at a moderate pace that was relatively comparable to fiscal 2004. Dell utilized these cost declines to pass on cost savings to its customers and improve gross profit margin to 18.3% for the year. Dell’s focus on balancing growth and profitability resulted in record operating and net income of $4.3 billion and $3.0 billion, respectively. Net income for fiscal 2005 includes a tax repatriation charge of $280 million pursuant to a favorable tax incentive provided by the American Jobs Creation Act of 2004. This tax charge is related to Dell’s decision to repatriate $4.1 billion in foreign earnings. Dell’s efficient direct business model and cash conversion cycle have allowed the company to generate annual cash flows from operating activities that typically exceed net income. During fiscal 2005, Dell continued to deliver strong liquidity with record operating cash flow of $5.3 billion and ended the year with record cash and investments of $14.1 billion.
Dell’s objective is to maximize stockholder value while maintaining a balance of three key financial metrics: liquidity, profitability, and growth. Dell’s strategy combines its direct business model with a highly efficient manufacturing and supply chain management organization and an emphasis on standards-based technologies. Dell’s business model provides the company with a constant flow of information about trends in customers’ plans and requirements. These trends have shown an increased use of standards-based technologies as well as a push towards standardization of services. Unlike proprietary technologies promoted by some of Dell’s top competitors, standards-based technologies provide customers with flexibility and choice while allowing their purchasing decisions to be based on performance, cost, and customer service. Dell’s business strategy continues to focus on the company’s enterprise business and expanding its capabilities in that product group. Dell is also expanding into consumer electronics products such as plasma televisions while maintaining its leadership position in desktops and notebooks. Dell’s superior execution in all product and service offerings has been demonstrated by progress in customer satisfaction ratings during the year, which is a key performance metric for the company.
Management believes that growth opportunities exist for Dell as the use of standards-based technologies becomes more prevalent and the company increases its presence in existing geographical regions, expands into new regions, and pursues additional product and service opportunities. During the year, Dell opened new facilities in the U.S., Canada, India, and El Salvador and expects to continue its global expansion in years ahead. Dell’s investment in international growth opportunities contributed to an increase in Dell’s non-U.S. revenue, as a percentage of consolidated net revenue, from 36% in fiscal 2004 to 38% during fiscal 2005.
While the current competitive environment continues to be challenging, management believes that there has been a steady improvement in business technology spending since the end of fiscal 2004. Management expects that the competitive pricing environment will continue to be challenging, and expects to continue to reduce its pricing as necessary in response to future competitive and economic conditions. Management is also focused on attracting and retaining key personnel as well as further investing in the company’s global information technology infrastructure in order to address challenges that may arise with Dell’s rapid global growth and the increased complexity of the company’s product and service offerings.
Results of Operations
Net Revenue
During fiscal 2005, Dell’s strategy and execution extended the company’s number one worldwide position for the calendar year. Dell produced net revenue of $49.2 billion in fiscal 2005, compared to $41.4 billion in fiscal 2004 and $35.4 billion in fiscal 2003. The year-over-year increases in net revenue during both fiscal 2005 and 2004 were driven by strong unit growth across most regions and product lines. Specifically, Dell’s Europe and Asia Pacific-Japan segments produced revenue growth in excess of 25% during fiscal 2005, while notebooks produced consolidated revenue growth of 24%. During fiscal 2005, Dell’s net unit growth continued to exceed industry growth as consolidated net unit shipments increased 21% while total PC industry growth increased only 15% for the calendar year. During fiscal 2004, Dell produced net unit growth of 26%, while the total PC industry increased only 12% for the calendar year.
During fiscal 2005, management continued to focus on Dell’s enterprise business. Net revenue for enterprise systems increased 16% and 31% during fiscal 2005 and 2004, respectively, with fiscal 2005 growth being led by 18% server growth. Dell gained 1.5 share percentage points in shipments of x86 servers (based on standard Intel architecture) and improved its number two position to 24.8% for calendar 2004. Dell’s four-year running partnership with EMC Corporation, and management’s continued focus on mid-range Dell/ EMC storage area network (“SAN”) products, produced year-over-year Clariion revenue growth of 41% during fiscal 2005. However, total external storage revenue growth of 16% during fiscal 2005 was lower than fiscal 2004 growth of 58%. The higher growth rate during fiscal 2004 was due, in part, to the relatively low base of storage revenue in fiscal 2003. In addition, the fiscal 2005 growth rate declined due to a planned product shift associated with Dell’s increased focus on scaling its mid-range SAN business. This product shift included the launch of the Dell/ EMC AX100 storage array during the second quarter of fiscal 2005 to meet demand for smaller business enterprises.
In client systems, Dell continues to capitalize on the growth of mobile computing with notebooks producing net unit growth in excess of 30% during both fiscal 2005 and 2004. This net unit growth was partially offset by a 9% decline in average revenue per-unit sold during fiscal 2005, producing net revenue growth for notebooks of 24% in this highly competitive space. During fiscal 2004, average revenue per-unit sold for notebooks decreased by 13%. Dell’s notebook products continue to carry higher growth rates than desktops as consumer trends continue to shift more toward mobile computing. Dell’s desktop product group produced net unit and revenue growth of 17% during fiscal 2005. During fiscal 2004, desktops delivered net unit and revenue growth of 23% and 11%, respectively.
Dell continues to expand its service offerings with revenue growth for enhanced services of 35% and 37% during fiscal 2005 and 2004, respectively. In addition, software and peripherals, which includes Dell’s printing and imaging business that was launched in early fiscal 2004, continued to contribute to Dell’s core business with fiscal 2005 and 2004 revenue growth of 35% and 27%, respectively. The growth of Dell’s printing and imaging business has been particularly strong with over five million Dell-branded printers shipped during fiscal 2005.
The following table summarizes Dell’s net revenue and annual share of personal computer sales by reportable segment for each of the past three fiscal years:

	Fiscal Year Ended

	January 28,		January 30,		January 31,
	2005	Change	2004	Change	2003

	(dollars in millions)
Net Revenue:
Americas:
Business	$25,339	16%	$21,888	13%	$19,394
U.S. Consumer	7,601	13%	6,715	19%	5,653

Total Americas	32,940	15%	28,603	14%	25,047
Europe	10,787	27%	8,495	23%	6,912
Asia Pacific-Japan	5,478	26%	4,346	26%	3,445

Total net revenue	$49,205	19%	$41,444	17%	$35,404

Annual Share of Personal Computer Sales(a):
Americas	29.1%	1.4	27.7%	2.9	24.8%
Europe	11.7%	1.2	10.5%	0.9	9.6%
Asia Pacific-Japan	8.3%	1.1	7.2%	1.4	5.8%
Worldwide	17.8%	1.1	16.7%	1.7	15.0%

(a)	Represents personal computer units for the full calendar year and is based upon information provided by IDC.
Americas — Dell increased its number one share position in personal computers sales in the Americas region by 1.4 percentage points to 29.1% during calendar 2004. Net unit growth was 17%

during fiscal 2005, compared to 23% in fiscal 2004, while net revenue increased 15% and 14% during fiscal 2005 and 2004, respectively. Notebooks led the fiscal 2005 revenue growth, supported by an improvement in corporate spending during the year. Fiscal 2004 revenue growth was broad-based, but primarily led by growth in enterprise systems of 28%.
In the Americas Business segment, which includes sales to small and medium businesses, government, and corporate accounts, net revenue increased 16% and 13% during fiscal 2005 and 2004, respectively, as business technology spending steadily improved since the end of fiscal 2004. Specifically, Dell’s small and medium business customers led the revenue growth during fiscal 2005 while notebook systems provided about one-third of the revenue growth for the segment. Enterprise revenue growth during fiscal 2005 was 11%, with servers providing the majority of the product group growth. Enterprise systems provided the majority of the growth in Dell’s Americas Business segment during fiscal 2004, with servers contributing more than one-half of the increase during that fiscal year.
Dell’s U.S. Consumer segment includes sales primarily to individual consumers. Net revenue grew 13% and 19% during fiscal 2005 and 2004, respectively, and was led by Dell’s printing and imaging products during fiscal 2005. The decrease in revenue growth during fiscal 2005, compared to fiscal 2004, was partially due to relatively weak demand in the overall U.S. consumer segment toward the second half of fiscal 2005. Dell produced strong net unit growth in consumer notebooks of 29% during fiscal 2005; however, this growth was partially offset by an 11% decline in average revenue per-unit sold as product mix continued to shift toward lower-priced products. Revenue growth during fiscal 2004 was led by notebooks with net unit growth of 67%.
Europe — Dell produced strong performance in Europe, which includes the Middle East and Africa, maintaining its number two share position of personal computer sales with 11.7% share during calendar 2004, compared to 10.5% during calendar 2003. Net unit shipments grew at a rate of 31% during fiscal 2005 in a market that grew at a robust rate of 19% during calendar year 2004. The appreciation of the Euro and British Pound helped stimulate overall market demand in Europe, as Dell and other companies generally passed on these foreign currency benefits to customers through lower pricing of products and services. Net revenue during fiscal 2005 and 2004 increased by 27% and 23%, respectively. Revenue during fiscal 2005 included combined net revenue growth of 30% in the United Kingdom and France. Dell’s enterprise business produced revenue growth of 29% and 35% during fiscal 2005 and 2004, respectively.
Asia Pacific-Japan — Dell’s strong revenue growth in Asia Pacific-Japan of 26% during fiscal 2005 was supported by the company’s strength and demand growth in China. During calendar 2004, Dell generated share gains in Asia Pacific-Japan of 1.1 percentage points to 8.3% share of personal computer sales, achieving the number three share position. During fiscal 2005, Dell’s net unit growth was 29%, in an industry with overall growth that increased only 13%. Dell’s enterprise business produced revenue growth of 23% and 32% during fiscal 2005 and 2004, respectively.
For additional information regarding Dell’s segments, see Note 9 of “Notes to Consolidated Financial Statements” included in “Item 8 — Financial Statements and Supplementary Data.”
Gross Margin
Gross margin as a percentage of net revenue improved slightly to 18.3% during fiscal 2005, compared to 18.2% fiscal 2004 and 17.9% in fiscal 2003. The year-over-year improvement during fiscal 2005 and 2004 was primarily driven by Dell’s continued cost savings initiatives. During fiscal 2005, component costs continued to decline at a moderate pace that was relatively comparable to fiscal 2004. Management utilized these cost declines to balance profitable growth while passing on cost savings to its customers. Management expects the component cost environment to continue to be favorable during the first quarter of fiscal 2006. As part of management’s focus on improving margins, Dell remains committed to reducing costs through four primary cost reduction initiatives:

manufacturing costs, warranty costs, structural or design costs, and overhead or operating expenses. These cost savings initiatives also include providing certain customer technical support and back-office functions from cost effective locations as well as driving more efficient processes and tools globally. Dell’s general practice is to aggressively pass on declines in costs to its customers in order to add customer value while increasing global market share. Management believes that the strength of Dell’s direct business model, as well as its strong liquidity position, makes Dell better positioned than its competitors to continue profitable growth in any business climate.
Operating Expenses
The following table presents information regarding Dell’s operating expenses during each of the past three fiscal years:

	Fiscal Year Ended

	January 28,	January 30,	January 31,
	2005	2004	2003

	(dollars in millions)
Operating Expenses:
Selling, general, and administrative	$4,298	$3,544	$3,050
Research, development, and engineering	463	464	455

Total operating expenses	$4,761	$4,008	$3,505
Operating Expenses as a percentage of net revenue:
Selling, general, and administrative	8.7%	8.6%	8.6%
Research, development, and engineering	0.9	1.1	1.3
Total operating expenses	9.7%	9.7%	9.9%
Selling, General, and Administrative — During fiscal 2005, selling, general, and administrative expenses, as a percentage of net revenue, increased slightly compared to fiscal 2004 and 2003. This increase is primarily due to Dell’s global expansion efforts and a greater mix of business outside the U.S. during fiscal 2005, which typically carries a slightly higher operating expense. The primary component of the overall increase is compensation costs as management focuses on attracting and retaining key personnel in order to support the company’s growth. Selling, general, and administrative expenses as a percentage of net revenue remained relatively flat in fiscal 2004 compared to fiscal 2003, but increased in absolute dollars commensurate with the increase in net revenue.
Research, Development, and Engineering — During fiscal 2005, research, development, and engineering expenses continued to decrease slightly, as a percentage of net revenue, compared to fiscal 2004 and 2003. The efficiencies are a result of Dell’s continued utilization of its streamlined infrastructure and strategic relationships with its vendor partners. Dell expects to continue to invest in research, development, and engineering activity to develop and introduce new products and has received 1,128 U.S. patents and has 719 U.S. patent applications pending as of January 28, 2005.

Investment and Other Income, net
The following table summarizes Dell’s investment and other income, net for each of the past three fiscal years:

	Fiscal Year Ended

	January 28,	January 30,	January 31,
	2005	2004	2003

	(in millions)
Investment income, primarily interest	$226	$200	$227
Gains (losses) on investments, net	6	16	(6)
Interest expense	(16)	(14)	(17)
Other	(25)	(22)	(21)

Investment and other income, net	$191	$180	$183

Investment income increased from fiscal 2004 to fiscal 2005 primarily due to an increase in investment income earned on higher average balances of cash equivalents and investments. Investment income decreased from fiscal 2003 to fiscal 2004 primarily from a decline in interest rates on investments, which was partially offset by an increase in cash equivalents and investments during the year.

Income Taxes
Dell’s reported effective tax rate was 31.5% in fiscal 2005, compared to 29.0% for fiscal 2004 and 29.9% for fiscal 2003. The fiscal 2005 effective tax rate includes a tax repatriation charge of $280 million pursuant to a favorable tax incentive provided by the American Jobs Creation Act of 2004 (the “Act”), which was signed into law on October 22, 2004. This tax repatriation charge increased Dell’s effective tax rate by 6.3% for fiscal 2005. The increase in Dell’s fiscal 2005 effective tax rate, compared to fiscal 2004 and fiscal 2003, is due to the aforementioned tax repatriation charge, partially offset by a higher proportion of operating profits attributable to foreign jurisdictions.
Among other items, the Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at a tax rate of 5.25%, versus the U.S. federal statutory rate of 35%. Although the Act contains a number of limitations related to the repatriation and some uncertainty remains, as of January 28, 2005 Dell believes that it has the information necessary to make an informed decision regarding the impact of the Act on its repatriation plans. Based on this new legislation, and subsequent guidance issued by the Department of Treasury, Dell determined during the fourth quarter of fiscal 2005 that it will repatriate $4.1 billion in foreign earnings. Accordingly, Dell recognized a tax repatriation charge of $280 million in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This tax charge includes an amount relating to an apparent drafting oversight that Congressional leaders indicate will be fixed by a Technical Corrections Bill sometime during calendar year 2005. The fiscal 2005 tax repatriation charge will be reduced in the quarter that the Technical Corrections Bill becomes law. In addition, at the time of repatriation further adjustment may be required depending upon a number of factors, including geographic location of cash, mix of foreign earnings, and statutory tax rates in effect at the time of the repatriation. The repatriation is required to be completed by the end of fiscal 2006.
Differences between Dell’s fiscal 2005 effective tax rate and the U.S. federal statutory rate of 35% principally result from Dell’s geographical distribution of taxable income and losses, partially offset by the impact of the Act. During fiscal 2004 and 2003, the differences between Dell’s effective and statutory tax rates were attributable to the geographic distribution of taxable income and losses. Dell’s effective tax rate may decline in future periods as the company’s business outside the

U.S. continues to expand and contribute an increasing portion of Dell’s consolidated operating profits.
Off-Balance Sheet Arrangements
Consolidation of Leasing Affiliate — Dell is currently a partner in DFS, a joint venture with CIT. The joint venture allows Dell to provide its customers with various financing alternatives while CIT generally provides the financing between DFS and the customer for certain transactions. Dell began consolidating DFS’s financial results at the beginning of the third quarter of fiscal 2004 due to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”). See Note 6 of “Notes to Consolidated Financial Statements” included in “Item 8 — Financial Statements and Supplementary Data.”
Securitized Lending Transactions — During the third quarter of fiscal 2005, Dell and CIT executed an agreement that extended the term of the joint venture to January 29, 2010 and modified certain terms of the relationship. Prior to the execution of that agreement, CIT provided all of the financing for transactions between DFS and the customer. The extension agreement gives Dell the right, but not the obligation, to participate in such financings. During the fourth quarter of fiscal 2005, Dell began financing certain loan and lease transactions through securitized lending arrangements. Specifically, Dell began selling certain loan and lease finance receivables to an unconsolidated qualifying special purpose entity that is wholly owned by Dell. The qualifying special purpose entity is a separate legal entity with assets and liabilities separate from those of Dell. The qualifying special purpose entity has entered into a financing arrangement with a multiseller conduit that in turn issues asset-backed debt securities to the capital markets. The sale of these loan and lease financing receivables did not have a material impact on Dell’s consolidated results of operations, financial position, or cash flows for fiscal 2005. Dell expects that its participation in securitized lending transactions may increase in future periods.
Master Lease Facilities — Dell historically maintained master lease facilities which provided the company with the ability to lease certain real property, buildings, and equipment to be constructed or acquired. These leases were accounted for as operating leases by Dell. During fiscal 2004, Dell paid $636 million to purchase all of the assets covered by its master lease facilities. Accordingly, the assets formerly covered by these facilities are included in Dell’s consolidated statement of financial position and Dell has no remaining lease commitments under these master lease facilities.

Liquidity, Capital Commitments, and Contractual Cash Obligations

Liquidity
During fiscal 2005, Dell continued to maintain strong liquidity with cash flow from operations of $5.3 billion, compared to $3.7 billion in fiscal 2004. Dell ended fiscal 2005 with a record $14.1 billion in cash and investments, an increase of $2.2 billion over the prior fiscal year end. The following table summarizes Dell’s ending cash, cash equivalents, and investments and the results of Dell’s consolidated statements of cash flows for the past three fiscal years:

	January 28,	January 30,	January 31,
	2005	2004	2003

	(in millions)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$4,747	$4,317	$4,232
Debt securities	9,253	7,454	5,442
Equity and other securities	126	151	231

Cash, cash equivalents and investments	$14,126	$11,922	$9,905

Net cash flow provided by (used in):
Operating activities	$5,310	$3,670	$3,538
Investing activities	(2,317)	(2,814)	(1,381)
Financing activities	(3,128)	(1,383)	(2,025)
Effect of exchange rate changes on cash and cash equivalents	565	612	459

Net increase in cash and cash equivalents	$430	$85	$591

Operating Activities — Cash flows from operating activities during fiscal 2005, 2004, and 2003 resulted primarily from net income, which represents Dell’s principal source of cash. The increase in operating cash flows during fiscal 2005 was primarily led by an increase in operating income and the improvement in Dell’s cash conversion cycle. In addition, operating cash flows have historically been impacted by income tax benefits that result from the exercise of employee stock options. These tax benefits totaled $249 million, $181 million, and $260 million in fiscal 2005, 2004, and 2003, respectively. These benefits represent corporate tax deductions (that are considered taxable income to the employee) that represent the amount by which the fair value of Dell’s stock exceeds the option strike price on the day the employee exercises a stock option.
Dell’s direct business model allows the company to maintain a leading asset management system in comparison to its major competitors. Dell is capable of minimizing inventory risk while collecting amounts due from customers before paying vendors, thus allowing the company to generate annual cash flows from operating activities that typically exceed net income. The following table presents the components of Dell’s cash conversion cycle for each of the past three fiscal years:

	Fiscal Year Ended

	January 28,	January 30,	January 31,
	2005	2004	2003

Days of sales outstanding(a)	32	31	28
Days of supply in inventory	4	3	3
Days in accounts payable	73	70	68

Cash conversion cycle	(37)	(36)	(37)

(a)	Dell defers the cost of shipped products awaiting revenue recognition until the goods are delivered and revenue is recognized. Days of sales outstanding include these product costs, which are classified in other current assets. At January 28, 2005, January 30, 2004, and January 31, 2003, days of sales outstanding included days of sales in accounts receivable and days of in-transit customer shipments of 29 and 3 days; 28 and 3 days; and 24 and 4 days, respectively.
The increase in days of sales outstanding at January 28, 2005, from the end of fiscal 2004, was partially due to an increase in non-U.S. revenues where collection periods tend to be longer. Dell defers the cost of shipped products awaiting revenue recognition until the goods are delivered and revenue is recognized. These deferred costs are included in Dell’s reported days of sales outstanding because management believes it illustrates a more conservative and accurate presentation of Dell’s days of sales outstanding and cash conversion cycle. These deferred costs are recorded in other current assets in Dell’s consolidated statement of financial position and totaled $430 million, $387 million, and $423 million as of January 28, 2005, January 30, 2004, and January  31, 2003, respectively.
Investing Activities — Cash used in investing activities during fiscal 2005 was $2.3 billion, as compared to $2.8 billion in fiscal 2004 and $1.4 billion in fiscal 2003. Cash used in investing activities principally consists of net purchases of investments and capital expenditures for property, plant, and equipment. The decrease in cash used in investing activities during fiscal 2005, compared to fiscal 2004, was primarily due to the purchase of $636 million in assets during fiscal 2004 that were held in master lease facilities and previously classified as operating leases. This was partially offset by an increase in capital expenditures during fiscal 2005 as Dell continued to focus on investing in the company’s global information technology infrastructure in order to support Dell’s rapid global growth and the increased complexity of its product and service offerings. The increase in cash used in investing activities during fiscal 2004, when compared to fiscal 2003, was primarily due to the increase in purchases of investments, net of maturities and sales, as Dell continues to invest its cash provided by operating activities.
Financing Activities — Cash used in financing activities during fiscal 2005 was $3.1 billion, as compared to $1.4 billion in fiscal 2004 and $2.0 billion in fiscal 2003. Financing activities primarily consist of the repurchase of Dell common stock, partially offset by the issuance of common stock under employee stock option plans. The increase in share repurchases in fiscal 2005, compared to fiscal 2004, drove the year-over-year increase in cash used in financing activities. Dell repurchased 119 million shares during fiscal 2005, compared to 63 million in fiscal 2004. The decrease in cash used during fiscal 2004, compared to fiscal 2003, was primarily due to an increase in the number of shares issued under employee plans and an increase in the weighted average exercise price of stock options exercised. In addition, the aggregate value of common stock repurchased by Dell declined during fiscal 2004, which was primarily due to a respective decrease in the weighted average share price of common stock repurchased by Dell.
Management currently believes that Dell’s fiscal 2006 cash flows from operations will continue to exceed net income and will be more than sufficient to support Dell’s operations and capital requirements. Dell currently anticipates that it will continue to utilize its strong liquidity and cash flows from operations to repurchase its common stock, invest in systems and processes, invest in the growth of the company with an emphasis on enterprise products, make capital investments, and make a limited number of strategic equity investments.

Capital Commitments
Share Repurchase Program — Dell has a share repurchase program that authorizes the company to purchase shares of common stock in order to both distribute cash to stockholders and manage dilution resulting from shares issued under Dell’s equity compensation plans. However, Dell does not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. As of January 28, 2005, Dell’s share repurchase program authorized the purchase of up to 1.25 billion shares of common stock at an aggregate cost not to exceed $20 billion. Subsequent to fiscal 2005, on March 3, 2005, the Board of Directors of Dell approved an amendment to the plan to increase the number of authorized shares available for repurchase by 250 million to 1.5 billion, and the aggregate dollar cost threshold by $10 billion to $30 billion.
Dell expects to continue to repurchase shares of common stock through a systematic program of open market purchases. As of the end of fiscal 2005, Dell had cumulatively repurchased 1.2 billion shares for an aggregate cost of approximately $18.3 billion. During fiscal 2005, Dell repurchased 119 million shares of common stock for an aggregate cost of $4.2 billion. Through the fourth quarter of fiscal 2003, Dell previously utilized equity instrument contracts to facilitate its repurchase of common stock. All remaining put and call contracts were settled in full during the fourth quarter of fiscal 2003. Dell now effects its share repurchases entirely through open market transactions. As of March 3, 2005, Dell has spent approximately $1.3 billion in share repurchases for the first quarter of fiscal 2006.
Capital Expenditures — During fiscal 2005, Dell spent $525 million on property, plant, and equipment. Capital expenditures increased during fiscal 2005, compared to recent fiscal years, primarily due to the company’s global expansion efforts and infrastructure investments in order to support the company’s future growth. Product demand and mix, as well as ongoing efficiencies in operating and information technology infrastructure, influence the level and prioritization of Dell’s capital expenditures. Capital expenditures for fiscal 2006 are currently expected to be up to approximately $700 million. Capital expenditures during fiscal 2006 are expected to be funded by cash flows from operating activities and are estimated to increase compared to recent years due to Dell’s continued expansion worldwide and the need for additional capacity.
Restricted Cash — Pursuant to the joint venture agreement between DFS and CIT, DFS is required to maintain certain escrow cash accounts. Due to the consolidation of DFS, $438 million in restricted cash is included in other current assets on Dell’s consolidated statement of financial position as of January 28, 2005.

Contractual Cash Obligations
The following table summarizes Dell’s contractual cash obligations as of January 28, 2005.

	Payments Due by Period

			Fiscal 2007-	Fiscal 2009-
	Total	Fiscal 2006	2008	2010	Beyond

	(in millions)
Long-term debt, including current portion	$507	$2	$3	$204	$298
Operating leases	257	52	76	46	83
Advances under credit facilities	158	29	129	—	—
Purchase obligations	107	56	23	28	—
DFS purchase commitment	100	—	—	100	—

Total contractual cash obligations	$1,129	$139	$231	$378	$381

Operating Leases — Dell leases property and equipment, manufacturing facilities, and office space under non-cancelable leases. Certain of these leases obligate Dell to pay taxes, maintenance, and repair costs.
Advances Under Credit Facilities — DFS maintains credit facilities with CIT which provide DFS with a funding capacity of up to $1.0 billion. Outstanding advances under these facilities totaled $158 million and are included in other current and non-current liabilities on Dell’s consolidated statement of financial position as of January 28, 2005.
Long-Term Debt — As of January 28, 2005, Dell had outstanding $200 million in Senior Notes due April 15, 2008 and $300 million in Senior Debentures due April 15, 2028. For additional information regarding these issuances, see Note 2 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”
Concurrent with the issuance of the Senior Notes and Senior Debentures, Dell entered into interest rate swap agreements converting Dell’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London Interbank Offered Rates plus 0.41% and 0.79% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, Dell’s effective interest rates for the Senior Notes and Senior Debentures were 2.059% and 2.392%, respectively, for fiscal 2005.
Purchase Obligations — Purchase obligations are defined as contractual obligations to purchase goods or services that are enforceable and legally binding on Dell and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include contracts that may be cancelled without penalty.
Dell utilizes several suppliers to manufacture sub-assemblies for the company’s products. Dell’s highly efficient supply chain management allows the company to enter into flexible and mutually beneficial purchase arrangements with its suppliers in order to minimize inventory risk. Consistent with industry practice, Dell acquires raw materials or other goods and services, including product components, by issuing suppliers authorizations to purchase based on Dell’s projected demand and manufacturing needs. These purchase orders are typically fulfilled within 30 days and are entered into during the ordinary course of business in order to establish best pricing and continuity of supply for Dell’s production. Purchase orders are not included in the table above as they typically represent Dell’s authorization to purchase rather than binding purchase obligations.
DFS Purchase Commitment — Included in the table above is Dell’s minimum purchase obligation to purchase CIT’s 30% interest in DFS at the expiration of the joint venture on January 29, 2010, for a purchase price ranging from $100 million to $345 million. See Note 6 of “Notes to Consolidated Financial Statements” included in “Item 8 — Financial Statements and Supplementary Data.”
Market Risk
Dell is exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of its investments. In the normal course of business, Dell employs established policies and procedures to manage these risks.

Foreign Currency Hedging Activities
Dell’s objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations on earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, Dell utilizes foreign currency option contracts and forward contracts to hedge its exposure on forecasted transactions and firm commitments in most of the foreign countries in which it operates. The principal currencies hedged during fiscal 2005 were the

Euro, British Pound, Japanese Yen, and Canadian Dollar. Dell monitors its foreign currency exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance Dell’s foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position.
Based on Dell’s foreign currency cash flow hedge instruments outstanding at January 28, 2005 and January 30, 2004, Dell estimates a maximum potential one-day loss in fair value of approximately $43 million and $53 million, respectively, using a Value-at-Risk (“VAR”) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. Dell used a Monte Carlo simulation type model that valued its foreign currency instruments against a thousand randomly generated market price paths. Forecasted transactions, firm commitments, fair value hedge instruments, and accounts receivable and payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that will be incurred by Dell. Additionally, as Dell utilizes foreign currency instruments for hedging forecasted and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. As a result of Dell’s hedging activities, foreign currency fluctuations did not have a material impact on Dell’s results of operations and financial position during fiscal 2005, 2004, and 2003.

Cash and Investments
At January 28, 2005, Dell had $14.1 billion of total cash and investments (including investments in equity securities discussed below), all of which are stated at fair value. Dell’s investment policy is to manage its total cash and investments balances to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. Dell diversifies its investment portfolio by investing in multiple types of investment-grade securities and through the use of third-party investment managers. Based on Dell’s investment portfolio and interest rates at January 28, 2005 and January 30, 2004, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $97 million and $140 million, respectively, in the fair value of the investment portfolio. Changes in interest rates may affect the fair value of the investment portfolio; however, Dell will not recognize such gains or losses unless the investments are sold.
At January 28, 2005, the fair value of investments in equity securities of privately and publicly held technology companies was $43 million. These investments were made in order to enhance and extend Dell’s direct business model and core business initiatives. Because these companies are typically early-stage companies with products or services that are not yet fully developed or that have not yet achieved market acceptance, these investments are inherently risky. Dell currently anticipates that it will continue to make minimal additional investments in fiscal 2006 and will focus on managing its current investments.

Debt
Dell has entered into interest rate swap arrangements that convert its fixed interest rate expense to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Dell has designated the issuance of the Senior Notes and Senior Debentures and the related interest rate swap agreements as an integrated transaction. The difference between Dell’s carrying amounts and fair value of its long-term debt and related interest rate swaps was not material at January 28, 2005 and January 30, 2004. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change.

Factors Affecting Dell’s Business and Prospects
There are numerous factors that affect Dell’s business and the results of its operations. These factors include general economic and business conditions; the level of demand for Dell’s products and services; the level and intensity of competition in the technology industry and the pricing pressures that have resulted; the ability of Dell to timely and effectively manage periodic product transitions, as well as component availability and cost; the ability of Dell to develop new products based on new or evolving technology and the market’s acceptance of those products; the ability of Dell to manage its inventory levels to minimize excess inventory, declining inventory values, and obsolescence; the product, customer, and geographic sales mix of any particular period; Dell’s ability to effectively manage its operating costs; and the effect of armed hostilities, terrorism, natural disasters, or public health issues on the economy generally, on the level of demand for Dell’s products and services, and on Dell’s ability to manage its supply and delivery logistics in such an environment. For a discussion of these and other factors affecting Dell’s business and prospects, see “Item 1 — Business — Factors Affecting Dell’s Business and Prospects.”
Critical Accounting Policies
Dell prepares its financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of GAAP financial statements requires certain estimates, assumptions, and judgments to be made that may affect Dell’s consolidated statement of financial position and results of operations. Dell believes its most critical accounting policies relate to revenue recognition, warranty accruals, and income taxes. Management has discussed the development, selection, and disclosure of its critical accounting policies with the Audit Committee of Dell’s Board of Directors. These critical accounting policies and Dell’s other accounting policies are described in Note 1 of “Notes to Consolidated Financial Statements” included in “Item 8 — Financial Statements and Supplementary Data.”
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
Estimates that further impact revenue recognition relate primarily to customer sales returns and allowance for doubtful accounts. Both estimates are relatively predictable based on historical experience. The primary factors affecting Dell’s accrual for estimated customer returns include estimated return rates as well as the number of units shipped that still have a right of return as of the balance sheet date. During recent fiscal years, customer returns as a percentage of revenues have declined to approximately 1%. Factors affecting Dell’s allowance for doubtful accounts include historical and anticipated customer default rates of the various aging categories of accounts receivable. Each quarter, Dell reevaluates its estimates to assess the adequacy of its recorded accruals for customer returns and allowance for doubtful accounts and adjusts the amounts as necessary.
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
Recently Issued Accounting Pronouncements
On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value-based method. Dell expects to adopt this standard on its effective date, which is the beginning of Dell’s third quarter of fiscal 2006. Dell is currently assessing the final impact of this standard on the company’s consolidated results of operations, financial position, and cash flows. This assessment includes evaluating option valuation methodologies and assumptions as well as potential changes to Dell’s compensation strategies.
On November 24, 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be excluded from the cost of inventory and expensed when incurred. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective at the beginning of Dell’s fiscal 2007. SFAS No. 151 is not expected to have a material impact on Dell’s consolidated results of operations or financial position.

ITEM 7A —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Response to this item is included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

ITEM 8 —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All other schedules are omitted because they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Dell Inc.
We have completed an integrated audit of Dell Inc.’s January 28, 2005 consolidated financial statements and of its internal control over financial reporting as of January 28, 2005 and audits of its January 30, 2004 and January  31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated Financial Statements and Financial Statement Schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dell Inc. and its subsidiaries at January 28, 2005 and January 30, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal Control Over Financial Reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A — Controls and Procedures, that the company maintained effective internal control over financial reporting as of January 28, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PRICEWATERHOUSECOOPERS LLP
Austin, Texas
March 3, 2005

DELL INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	January 28,	January 30,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$4,747	$4,317
Short-term investments	5,060	835
Accounts receivable, net	4,414	3,635
Inventories	459	327
Other	2,217	1,519

Total current assets	16,897	10,633
Property, plant, and equipment, net	1,691	1,517
Investments	4,319	6,770
Other non-current assets	308	391

Total assets	$23,215	$19,311

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,895	$7,316
Accrued and other	5,241	3,580

Total current liabilities	14,136	10,896
Long-term debt	505	505
Other non-current liabilities	2,089	1,630

Total liabilities	16,730	13,031

Commitments and contingent liabilities (Note 8)	—	—
Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 2,769 and 2,721, respectively	8,195	6,823
Treasury stock, at cost; 284 and 165 shares, respectively	(10,758)	(6,539)
Retained earnings	9,174	6,131
Other comprehensive loss	(82)	(83)
Other	(44)	(52)

Total stockholders’ equity	6,485	6,280

Total liabilities and stockholders’ equity	$23,215	$19,311

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Fiscal Year Ended

	January 28,	January 30,	January 31,
	2005	2004	2003

Net revenue	$49,205	$41,444	$35,404
Cost of revenue	40,190	33,892	29,055

Gross margin	9,015	7,552	6,349

Operating expenses:
Selling, general, and administrative	4,298	3,544	3,050
Research, development, and engineering	463	464	455

Total operating expenses	4,761	4,008	3,505

Operating income	4,254	3,544	2,844
Investment and other income, net	191	180	183

Income before income taxes	4,445	3,724	3,027
Income tax provision	1,402	1,079	905

Net income	$3,043	$2,645	$2,122

Earnings per common share:
Basic	$1.21	$1.03	$0.82

Diluted	$1.18	$1.01	$0.80

Weighted average shares outstanding:
Basic	2,509	2,565	2,584
Diluted	2,568	2,619	2,644
The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended

	January 28,	January 30,	January 31,
	2005	2004	2003

Cash flows from operating activities:
Net income	$3,043	$2,645	$2,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	334	263	211
Tax benefits of employee stock plans	249	181	260
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(602)	(677)	(537)
Other	78	113	60
Changes in:
Operating working capital	1,755	872	1,210
Non-current assets and liabilities	453	273	212

Net cash provided by operating activities	5,310	3,670	3,538

Cash flows from investing activities:
Investments:
Purchases	(12,261)	(12,099)	(8,736)
Maturities and sales	10,469	10,078	7,660
Capital expenditures	(525)	(329)	(305)
Purchase of assets held in master lease facilities	—	(636)	—
Cash assumed in consolidation of Dell Financial Services L.P.	—	172	—

Net cash used in investing activities	(2,317)	(2,814)	(1,381)

Cash flows from financing activities:
Repurchase of common stock	(4,219)	(2,000)	(2,290)
Issuance of common stock under employee plans and other	1,091	617	265

Net cash used in financing activities	(3,128)	(1,383)	(2,025)

Effect of exchange rate changes on cash and cash equivalents	565	612	459

Net increase in cash and cash equivalents	430	85	591
Cash and cash equivalents at beginning of period	4,317	4,232	3,641

Cash and cash equivalents at end of period	$4,747	$4,317	$4,232

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock
	and Capital in
	Excess of
	Par Value		Treasury Stock			Other
					Retained	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Other	Total

Balances at February 1, 2002	2,654	$5,605	52	$(2,249)	$1,364	$38	$(64)	$4,694
Net income	—	—	—	—	2,122	—	—	2,122
Change in net unrealized gain on investments, net of taxes of $14	—	—	—	—	—	26	—	26
Foreign currency translation adjustments	—	—	—	—	—	4	—	4
Change in net unrealized loss on derivative instruments, net of taxes of $42	—	—	—	—	—	(101)	—	(101)

Total comprehensive income								2,051
Stock issuances under employee plans, including tax benefits	27	410	—	—	—	—	6	416
Repurchases	—	—	50	(2,290)	—	—	—	(2,290)
Other	—	3	—	—	—	—	(1)	2

Balances at January 31, 2003	2,681	6,018	102	(4,539)	3,486	(33)	(59)	4,873
Net income	—	—	—	—	2,645	—	—	2,645
Change in net unrealized gain on investments, net of taxes of $19	—	—	—	—	—	(35)	—	(35)
Foreign currency translation adjustments	—	—	—	—	—	6	—	6
Change in net unrealized loss on derivative instruments, net of taxes of $5	—	—	—	—	—	(21)	—	(21)

Total comprehensive income								2,595
Stock issuances under employee plans, including tax benefits	40	805	—	—	—	—	—	805
Repurchases	—	—	63	(2,000)	—	—	—	(2,000)
Other	—	—	—	—	—	—	7	7

Balances at January 30, 2004	2,721	6,823	165	(6,539)	6,131	(83)	(52)	6,280
Net income	—	—	—	—	3,043	—	—	3,043
Change in net unrealized gain on investments, net of taxes of $16	—	—	—	—	—	(52)	—	(52)
Foreign currency translation adjustments	—	—	—	—	—	1	—	1
Change in net unrealized loss on derivative instruments, net of taxes of $21	—	—	—	—	—	52	—	52

Total comprehensive income								3,044
Stock issuances under employee plans, including tax benefits	48	1,372	—	—	—	—	—	1,372
Repurchases	—	—	119	(4,219)	—	—	—	(4,219)
Other	—	—	—	—	—	—	8	8

Balances at January 28, 2005	2,769	$8,195	284	$(10,758)	$9,174	$(82)	$(44)	$6,485

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — Description of Business and Summary of Significant Accounting Policies
Description of Business — Dell Inc., a Delaware corporation, and its consolidated subsidiaries (collectively referred to as “Dell”) designs, develops, manufactures, markets, sells, and supports a wide range of computer systems and services that are customized to customer requirements. These include enterprise systems (servers, storage, workstations, and networking products), client systems (notebook and desktop computer systems), printing and imaging systems, software and peripherals, and global services. Dell markets and sells its products and services directly to its customers, which include large corporate, government, healthcare, and education accounts, as well as small-to-medium businesses and individual customers.
Fiscal Year — Dell’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. Fiscal 2005, 2004, and 2003 all included 52 weeks.
Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Dell and its wholly-owned and controlled majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions and balances have been eliminated.
Dell is currently a partner in Dell Financial Services L.P. (“DFS”), a joint venture with CIT Group Inc. (“CIT”). The joint venture allows Dell to provide its customers with various financing alternatives while CIT provides the financing between DFS and the customer for certain transactions. Dell began consolidating DFS’s financial results at the beginning of the third quarter of fiscal 2004 due to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”). The consolidation of DFS had no impact on Dell’s net income or earnings per share because Dell had historically been recording its 70% equity interest in DFS under the equity method. See Note 6 of “Notes to Consolidated Financial Statements.”
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
Foreign Currency Translation — The majority of Dell’s international sales are made by international subsidiaries, most of which have the U.S. dollar as their functional currency. Local currency transactions of international subsidiaries, which have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement of monetary assets and liabilities are included in investment and other income, net. Dell’s subsidiaries that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. Revenue and expenses from these international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur. The resulting gains and losses from translation are included as a component of stockholders’ equity.
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
Dell defers the cost of shipped products awaiting revenue recognition until the goods are delivered and revenue is recognized. In-transit product shipments to customers totaled $430 million and $387 million as of January 28, 2005 and January 30, 2004, respectively, and are included in other current assets on Dell’s consolidated statement of financial position.
Sale of Finance Receivables — Dell sells certain loan and lease finance receivables to a special purpose entity in securitization transactions. The receivables are removed from the statement of financial position at the time they are sold. Receivables are considered sold when the receivables are transferred beyond the reach of Dell’s creditors, the transferee has the right to pledge or exchange the assets, and Dell has surrendered control over the rights and obligations of the receivables. Gains and losses from the sale of certain loan and lease finance receivables are recognized in the period the sale occurs, based upon the relative fair value of the portion sold and the portion allocated to retained interests.
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
Selling, General, and Administrative — Selling expenses include items such as sales commissions, marketing and advertising costs, and contractor services. Advertising costs are expensed as incurred and were $576 million, $473 million, and $426 million during fiscal 2005, 2004, and 2003, respectively. General and administrative expenses include items for Dell’s administrative functions, such as Finance, Legal, Human Resources, and information technology support. These functions include costs for items such as salaries, maintenance and supplies, insurance, depreciation expense, and allowance for doubtful accounts.
Research, Development, and Engineering Costs — Research, development, and engineering costs are expensed as incurred, in accordance with SFAS No. 2, Accounting for Research and Development Costs. Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.
Website Development Costs — Dell expenses the costs of maintenance and minor enhancements to the features and functionality of its websites.
Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
Earnings Per Common Share — Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is antidilutive to earnings per share. Accordingly, certain employee stock options and equity put contracts (during fiscal 2003) have been excluded from the calculation of diluted weighted average shares totaling 103 million, 138 million, and 192 million shares during fiscal 2005, 2004, and 2003, respectively.

The following table sets forth the computation of basic and diluted earnings per share for each of the past three fiscal years:

	Fiscal Year Ended

	January 28,	January 30,	January 31,
	2005	2004	2003

	(in millions, except per share amounts)
Numerator:
Net income	$3,043	$2,645	$2,122

Denominator:
Weighted average shares outstanding:
Basic	2,509	2,565	2,584
Employee stock options and other	59	54	60

Diluted	2,568	2,619	2,644

Earnings per common share:
Basic	$1.21	$1.03	$0.82
Diluted	$1.18	$1.01	$0.80
Pro Forma Effects of Stock-Based Compensation — As of January 28, 2005, Dell had four stock-based compensation plans and an employee stock purchase plan where stock options or purchase rights were outstanding. See Note 5 of “Notes to Consolidated Financial Statements.” Dell currently applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans.
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
The following table illustrates the effect on net income and earnings per share for each of the past three fiscal years as if Dell had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Fiscal Year Ended

	January 28,	January 30,	January 31,
	2005	2004	2003

	(in millions, except per share amounts)
Net income — as reported	$3,043	$2,645	$2,122
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(812)	(829)	(723)

Net income — pro forma	$2,231	$1,816	$1,399

Earnings per common share:
Basic — as reported	$1.21	$1.03	$0.82
Basic — pro forma	$0.89	$0.71	$0.54
Diluted — as reported	$1.18	$1.01	$0.80
Diluted — pro forma	$0.88	$0.68	$0.51
Under the Black-Scholes option pricing model, the weighted average fair value of stock options at date of grant was $10.72, $10.25, and $11.41 per option for options granted during fiscal 2005, 2004, and 2003, respectively. Additionally, the weighted average fair value of the purchase rights under the employee stock purchase plan granted in fiscal 2005, 2004, and 2003 was $9.77, $7.88, and $7.39 per right, respectively. The weighted average fair value of options and purchase rights under the employee stock purchase plan was determined based on the Black-Scholes model weighted for all grants during the period, utilizing the following assumptions:

	Fiscal Year Ended

	January 28,	January 30,	January 31,
	2005	2004	2003

Expected term:
Stock options	3.8 years	3.8 years	5 years
Employee stock purchase plan	6 months	6 months	6 months
Risk-free interest rate	2.89%	2.99%	3.76%
Volatility	36%	43%	43%
Dividends	0%	0%	0%
During fiscal 2005 and 2004, Dell evaluated the historical stock option exercise behavior of its employees, among other relevant factors, and determined that the best estimate of expected term of stock options granted in fiscal 2005 and 2004 was 3.8 years, compared to the previous expected term of 5 years. Dell used expected volatility, as well as other economic data, to estimate the volatility for fiscal 2005, 2004, and 2003 option grants, because management believes such volatility is more representative of prospective trends.
Comprehensive Income — Dell’s comprehensive income is comprised of net income, foreign currency translation adjustments, unrealized gains and losses on derivative financial instruments related to foreign currency hedging, and unrealized gains and losses on marketable securities classified as available-for-sale.
Recently Issued Accounting Pronouncements — On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value-based method. Dell expects to adopt this standard on its effective date, which is the beginning of Dell’s third quarter of fiscal 2006. Dell is currently assessing the final impact of this standard on the company’s consolidated results of operations, financial position, and cash flows. This assessment includes evaluating option valuation methodologies and assumptions as well as potential changes to Dell’s compensation strategies.
On November 24, 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be excluded from the cost of inventory and expensed when incurred. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective at the beginning of Dell’s fiscal 2007. SFAS No. 151 is not expected to have a material impact on Dell’s consolidated results of operations or financial position.
Reclassifications — Certain prior year amounts have been reclassified to conform to the fiscal 2005 presentation.
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
Cash and cash equivalents, accounts receivable, accounts payable, and accrued and other liabilities are reflected in the accompanying consolidated statement of financial position at cost, which approximates fair value because of the short-term maturity of these instruments.
Investments
The following table summarizes by major security type the fair market value and cost of Dell’s investments. All investments with remaining maturities in excess of one year are recorded as long-term investments in the accompanying consolidated statement of financial position.

	January 28, 2005			January 30, 2004

	Fair			Fair
	Market		Unrealized	Market		Unrealized
	Value	Cost	Gain (Loss)	Value	Cost	Gain

	(in millions)
Debt securities:
U.S. government and agencies	$7,973	$8,012	$(39)	$5,115	$5,108	$7
U.S. corporate	1,012	1,021	(9)	2,175	2,169	6
International corporate	243	245	(2)	159	159	—
State and municipal governments	25	25	—	5	5	—

Total debt securities	9,253	9,303	(50)	7,454	7,441	13
Equity and other securities	126	123	3	151	138	13

Total investments	$9,379	$9,426	$(47)	$7,605	$7,579	$26

Short-term	$5,060	$5,068	$(8)	$835	$835	$—
Long-term	4,319	4,358	(39)	6,770	6,744	26

Total investments	$9,379	$9,426	$(47)	$7,605	$7,579	$26

As of January 28, 2005, Dell had approximately 1,290 debt investment positions that had fair market values below their carrying values for a period of less than 12 months. The fair market value and unrealized losses on these investment positions totaled $10 billion and $49 million, respectively, as of January 28, 2005. The unrealized losses are due to changes in interest rates and are expected to be temporary in nature.
The following table summarizes Dell’s recognized gains and losses on investments, including impairments of certain investments:

	Fiscal Year Ended

	January 28,	January 30,	January 31,
	2005	2004	2003

	(in millions)
Gains	$40	$94	$86
Losses	(34)	(78)	(92)

Net recognized gains (losses)	$6	$16	$(6)

Dell routinely enters into securities lending agreements with financial institutions in order to enhance investment income. Dell requires that the loaned securities be collateralized in the form of cash or securities for values which generally exceed the value of the loaned security. As of January 28, 2005, securities on loan and the related collateral amounts were not material.

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
Dell also uses forward contracts to hedge monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. These contracts are not designated as hedging instruments under GAAP, and therefore, the change in the instrument’s fair value is recognized currently in earnings and is reported as a component of investment and other income, net. The change in the fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. These contracts generally expire in three months or less.
If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is initially deferred in other comprehensive income. These amounts are subsequently recognized in income as a component of net revenue or cost of revenue in the same period the hedged transaction affects earnings. The ineffective portion of the change in the fair value of cash flow hedge is recognized currently in earnings and is reported as a component of investment and other income, net. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the forecasted transaction’s terminal value. During fiscal years 2005, 2004, and 2003, Dell did not discontinue any cash flow hedges as substantially all forecasted foreign currency transactions were realized in Dell’s actual results. Furthermore, hedge ineffectiveness was not material.
At January 28, 2005, Dell held purchased option contracts with a notional amount of approximately $2.0 billion, a net asset value of $53 million and a net unrealized deferred loss of $52 million, net of taxes. At January 28, 2005, Dell held forward contracts with a notional amount of approximately $3.0 billion, a net liability value of $146 million and a net unrealized gain of $21 million, net of taxes.
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
Concurrent with the issuance of the Senior Notes and Senior Debentures, Dell entered into interest rate swap agreements converting Dell’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing

April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London Interbank Offered Rates plus 0.41% and 0.79% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, Dell’s effective interest rates for the Senior Notes and Senior Debentures were 2.059% and 2.392%, respectively, for fiscal 2005.
The interest rate swap agreements are designated as fair value hedges, and the terms of the swap agreements and hedged items are such that effectiveness can be measured using the short-cut method defined in SFAS No. 133. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change. The difference between Dell’s carrying amounts and fair value of its long-term debt and related interest rate swaps was not material at January 28, 2005 and January 30, 2004.
NOTE 3 — Income Taxes
The provision for income taxes consists of the following:

	Fiscal Year Ended

	January 28,	January 30,	January 31,
	2005	2004	2003

	(in millions)
Current:
Domestic	$984	$969	$702
Foreign	209	132	94
Tax repatriation charge	280	—	—
Deferred	(71)	(22)	109

Provision for income taxes	$1,402	$1,079	$905

Income before income taxes included approximately $2.4 billion, $1.6 billion, and $968 million related to foreign operations in fiscal 2005, 2004, and 2003, respectively. On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. Among other items, the Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at a tax rate of 5.25%, versus the U.S. federal statutory rate of 35%. Although the Act contains a number of limitations related to the repatriation and some uncertainty remains, as of January 28, 2005 Dell believes that it has the information necessary to make an informed decision regarding the impact of the Act on its repatriation plans. Based on this new legislation, and subsequent guidance issued by the Department of Treasury, Dell determined during the fourth quarter of fiscal 2005 that it will repatriate $4.1 billion in foreign earnings. Accordingly, Dell recognized a tax repatriation charge of $280 million in accordance with SFAS No. 109, Accounting for Income Taxes. This tax charge includes an amount relating to an apparent drafting oversight that Congressional leaders indicate will be fixed by a Technical Corrections Bill sometime during calendar year 2005. The fiscal 2005 tax repatriation charge will be reduced in the quarter that the Technical Corrections Bill becomes law. In addition, at the time of repatriation further adjustment may be required depending upon a number of factors, including geographic location of cash, mix of foreign earnings, and statutory tax rates in effect at the time of the repatriation. The repatriation is required to be completed by the end of fiscal 2006. This tax repatriation charge increased Dell’s effective tax rate by 6.3% for fiscal 2005.
Deferred taxes have not been provided on excess book basis in the amount of approximately $2.9 billion in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future and are essentially permanent in duration. These basis differences arose primarily through the undistributed book earnings of the subsidiaries that Dell intends to reinvest indefinitely. The basis differences could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries as well as various other events. Net of available foreign tax credits, residual income tax of approximately $740 million would be due upon a reversal of this excess book basis. The excess book basis of $2.9 billion excludes the $4.1 billion to be repatriated under the Act.
The components of Dell’s net deferred tax asset are as follows:

	January 28,	January 30,
	2005	2004

	(in millions)
Deferred tax assets:
Deferred revenue	$241	$86
Inventory and warranty provisions	232	260
Investment impairments and unrealized gains	23	39
Provisions for product returns and doubtful accounts	22	21
Capital loss	6	96
Leasing	—	69
Other	99	104

	623	675
Deferred tax liabilities:
Fixed assets	(156)	(129)
Leasing	(10)	—
Other	(26)	(74)

	(192)	(203)

Net deferred tax asset	$431	$472

Current portion (included in other current assets)	$425	$339
Non-current portion (included in other non-current assets)	6	133

Net deferred tax asset	$431	$472

A portion of Dell’s operations operate at a reduced tax rate or free of tax under various tax holidays which expire in whole or in part during fiscal 2012 through 2019. Many of these holidays may be extended when certain conditions are met. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $280 million ($0.11 per share) in fiscal 2005, $210 million ($0.08 per share) in fiscal 2004, and $137 million ($0.05 per share) in fiscal 2003.
The effective tax rate differed from the statutory U.S. federal income tax rate as follows:

	Fiscal Year Ended

	January 28,	January 30,	January 31,
	2005	2004	2003

U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign income taxed at different rates	(11.6)	(7.3)	(7.9)
Tax repatriation charge	6.3	—	—
Other	1.8	1.3	2.8

Effective tax rate	31.5%	29.0%	29.9%

The increase in Dell’s fiscal 2005 effective tax rate, compared to fiscal 2004 and fiscal 2003, is due to the aforementioned tax repatriation charge, partially offset by a higher proportion of operating profits attributable to foreign jurisdictions.

NOTE 4 — Capitalization
Preferred Stock
Authorized Shares — Dell has the authority to issue five million shares of preferred stock, par value $.01 per share. At January 28, 2005 and January 30, 2004, no shares of preferred stock were issued or outstanding.
Series A Junior Participating Preferred Stock — In conjunction with the distribution of Preferred Share Purchase Rights (see below), Dell’s Board of Directors designated 200,000 shares of preferred stock as Series A Junior Participating Preferred Stock (“Junior Preferred Stock”) and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. At January 28, 2005 and January 30, 2004, no shares of Junior Preferred Stock were issued or outstanding.
Common Stock
Authorized Shares — As of January 28, 2005, Dell is authorized to issue seven billion shares of common stock, par value $.01 per share.
Share Repurchase Program — Dell has a share repurchase program that authorizes the company to purchase shares of common stock in order to both distribute cash to stockholders and manage dilution resulting from shares issued under Dell’s equity compensation plans. However, Dell does not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. As of January 28, 2005, Dell’s share repurchase program authorized the purchase of up to 1.25 billion shares of common stock at an aggregate cost not to exceed $20 billion. Dell expects to repurchase shares of common stock through a systematic program of open market purchases. As of the end of fiscal 2005, Dell had cumulatively repurchased 1.2 billion shares for an aggregate cost of approximately $18.3 billion. During fiscal 2005, Dell repurchased 119 million shares of common stock for an aggregate cost of $4.2 billion.
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
NOTE 5 — Benefit Plans
Stock Option Plans — Dell has the following four stock option plans (collectively referred to as the “Option Plans”) under which options were outstanding as of January 28, 2005:

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
There were 291 million, 327 million, and 365 million options to purchase Dell’s common stock available for future grants under the Option Plans as of January  28, 2005, January 30, 2004, and January 31, 2003, respectively. All of the shares available for future grants as of January 28, 2005 are under the 2002 Incentive Plan.
The following table summarizes stock option activity for the Option Plans:

	Fiscal Year Ended

	January 28, 2005		January 30, 2004		January 31, 2003

		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

	(share data in millions)
Options outstanding — beginning of year	378	$28.30	387	$27.09	350	$26.36
Granted	52	34.35	51	30.01	84	26.37
Exercised	(45)	22.30	(35)	14.92	(22)	7.69
Cancelled	(16)	32.39	(25)	31.62	(25)	31.75

Options outstanding — end of year	369	29.70	378	28.30	387	27.09

Options exercisable — end of year	171	$28.99	154	$26.74	130	$22.59

The following is additional information relating to options for the Option Plans outstanding as of January 28, 2005:

	Options Outstanding			Options Exercisable

			Weighted-
		Weighted-	Average		Weighted-
	Number	Average	Remaining	Number	Average
	of	Exercise	Contractual	of	Exercise
	Shares	Price	Life (Years)	Shares	Price

	(share data in millions)
$0.01-$1.49	7	$1.17	1.11	7	$1.17
$1.50-$14.99	17	$7.74	2.42	17	$7.74
$15.00-$24.99	74	$22.41	6.14	37	$21.93
$25.00-$34.99	145	$29.04	7.56	40	$28.38
$35.00 and over	126	$39.27	6.22	70	$41.07

	369			171

Employee Stock Purchase Plan — Dell has an employee stock purchase plan that qualifies under Section 423 of the Internal Revenue Code and permits substantially all employees to purchase shares of Dell’s common stock. Participating employees may purchase common stock through payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 21 million shares at January 28, 2005, 25 million shares at January 30, 2004 and 29 million shares at January 31, 2003. Common stock issued under this plan totaled 4 million shares in fiscal 2005, 4 million shares in fiscal 2004, and 4 million shares in fiscal 2003.
Restricted Stock Grants — During fiscal 2005, 2004, and 2003, Dell granted 0.4 million, 0.6 million shares, and 0.3 million shares of restricted stock, respectively. The weighted average fair value of restricted stock granted in fiscal 2005, 2004, and 2003 was $35.14, $27.92, and $25.43, respectively. For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted shares typically vest over a seven-year period beginning on the date of grant. Dell records unearned compensation in stockholders’ equity equal to the market value of the restricted shares on the date of grant and charges the unearned compensation to expense over the vesting period.
401(k) Plan — Dell has a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. Substantially all employees in the U.S. are eligible to participate in the plan. During calendar 2004, Dell matched 100% of each participant’s voluntary contributions, subject to a maximum contribution of 3% of the participant’s compensation. Beginning January 1, 2005, Dell began matching 100% of each participant’s voluntary contributions, subject to a maximum contribution of 4% of the participant’s compensation, and participants vest immediately in all company contributions to the Plan. Dell’s contributions during fiscal 2005, 2004, and 2003 were $48 million, $42 million, and $38 million, respectively. Dell’s contributions are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan. Investment options include Dell stock, but neither participant nor Dell contributions are required to be invested in Dell stock.
NOTE 6 — Financial Services
Dell is currently a partner in DFS, a joint venture with CIT. The joint venture allows Dell to provide its customers with various financing alternatives while CIT usually provides the financing for the transaction between DFS and the customer for certain transactions. In general, DFS facilitates customer financing transactions through either loan or lease financing. For customers who desire loan financing, Dell sells equipment directly to customers who, in turn, enter into loans with CIT to finance their purchases. For customers who desire lease financing, Dell sells the equipment to DFS, and DFS enters into direct financing lease arrangements with the customers. Dell recognized revenue from the sale of products pursuant to loan and lease financing transactions of $5.6 billion, $4.5 billion, and $3.6 billion during fiscal 2005, 2004, and 2003, respectively.
Dell currently owns a 70% equity interest in DFS. During the third quarter of fiscal 2004, Dell began consolidating DFS’s financial results due to the adoption of FIN 46R. FIN 46R provides that if an entity is the primary beneficiary of a Variable Interest Entity (“VIE”), the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. Based on the guidance in FIN 46R, Dell concluded that DFS is a VIE and Dell is the primary beneficiary of DFS’s expected cash flows. Prior to consolidating DFS’s financial results, Dell’s investment in DFS was accounted for under the equity method because the company historically did not exercise control over DFS. Accordingly, the consolidation of DFS had no impact on Dell’s net income or earnings per share. CIT’s equity ownership in the net assets of DFS as of January 28, 2005 was $13 million, which is recorded as minority interest and included in other non-current liabilities on Dell’s consolidated statement of financial position. The consolidation did not alter the partnership agreement or risk sharing arrangement between Dell and CIT.
During the third quarter of fiscal 2005, Dell and CIT executed an agreement that extended the term of the joint venture to January 29, 2010 and modified certain terms of the relationship. In accordance with the extension agreement, net income and losses generated by DFS are currently allocated 70% to Dell and 30% to CIT. CIT has no recourse or rights of return to Dell, except that end-user customers may return equipment in accordance with Dell’s standard return policy. The extension agreement provides Dell with the option to purchase CIT’s 30% interest in DFS in February 2008 for a purchase price ranging from $100 million to $345 million, depending upon DFS’s profitability. If Dell does not exercise this purchase option, Dell is obligated to purchase CIT’s 30% interest upon the occurrence of certain termination events, or expiration of the joint venture on January 29, 2010 for a purchase price ranging from $100 million to $345 million.
Prior to execution of the extension agreement, CIT provided all of the financing for transactions between DFS and the customer. The extension agreement also gives Dell the right, but not the obligation, to participate in such financings beginning in the fourth quarter of fiscal 2005. During the fourth quarter of fiscal 2005, Dell began selling certain loan and lease finance receivables to an unconsolidated qualifying special purpose entity that is wholly owned by Dell. The qualifying special purpose entity is a separate legal entity with assets and liabilities separate from those of Dell. The qualifying special purpose entity has entered into a financing arrangement with a multiseller conduit that in turn issues asset-backed debt securities to the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The sale of these loan and lease financing receivables did not have a material impact on Dell’s consolidated financial position, results of operations, or cash flows for fiscal 2005.
DFS maintains credit facilities with CIT which provide DFS with a funding capacity of up to $1.0 billion. As of January 28, 2005, outstanding advances under these facilities totaled $158 million and are included in other current and non-current liabilities on Dell’s consolidated statement of financial position. Dell is dependent upon DFS to provide financing for a significant number of customers who elect to finance Dell products, and DFS is dependent upon CIT to access the capital markets to provide funding for these transactions. If CIT is unable to access the capital markets, Dell would find additional alternative sources for financing for its customers or self-finance these activities.
NOTE 7 — Deferred Revenue and Warranty Liability
Revenue from extended warranty and service contracts, for which Dell is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Dell records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic limited warranty. Changes in Dell’s aggregate deferred revenue and warranty liability (basic and extended warranties), which are included in other current and non-current liabilities on Dell’s consolidated statement of financial position, are presented in the following table:

	Fiscal Year Ended

	January 28,	January 30,
	2005	2004

	(in millions)
Aggregate deferred revenue and warranty liability at beginning of period	$2,694	$2,042
Revenue deferred and costs accrued for new warranties	3,435	2,547
Service obligations honored	(1,176)	(983)
Amortization of deferred revenue	(1,359)	(912)

Aggregate deferred revenue and warranty liability at end of period	$3,594	$2,694

Current portion	$1,893	$1,333
Non-current portion	1,701	1,361

Aggregate deferred revenue and warranty liability at end of period	$3,594	$2,694

NOTE 8 — Commitments, Contingencies, and Certain Concentrations
Lease Commitments — Dell leases property and equipment, manufacturing facilities, and office space under non-cancelable leases. Certain of these leases obligate Dell to pay taxes, maintenance, and repair costs. As of January 28, 2005, future minimum lease payments under these non-cancelable leases were as follows: $52 million in fiscal 2006; $40 million in fiscal 2007; $36 million in fiscal 2008; $28 million in fiscal 2009; $18 million in fiscal 2010; and $83 million thereafter.
Dell historically maintained master lease facilities which provided the company with the ability to lease certain real property, buildings, and equipment to be constructed or acquired. These leases were accounted for as operating leases by Dell. During fiscal 2004, Dell paid $636 million to purchase all of the assets covered by its master lease facilities. Accordingly, the assets formerly covered by these facilities are included in Dell’s consolidated statement of financial position and Dell has no remaining lease commitments under these master lease facilities.
Rent expense under all leases totaled $60 million, $76 million, and $96 million for fiscal 2005, 2004, and 2003, respectively.
DFS Purchase Commitment — Pursuant to the joint venture agreement between DFS and CIT, Dell has a minimum purchase obligation to purchase CIT’s 30% interest in DFS at the expiration of the joint venture on January 29, 2010, for a purchase price ranging from $100 million to $345 million. See Note 6 of “Notes to Consolidated Financial Statements.”
Restricted Cash — Pursuant to the joint venture agreement between DFS and CIT, DFS is required to maintain certain escrow cash accounts. Due to the consolidation of DFS, $438 million in restricted cash is included in other current assets on Dell’s consolidated statement of financial position as of January 28, 2005.
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

NOTE 9 —	Segment Information
Dell conducts operations worldwide and is managed in three geographic segments: the Americas, Europe, and Asia Pacific-Japan regions. The Americas region, which is based in Round Rock, Texas, covers the U.S., Canada, and Latin America. Within the Americas, Dell is further segmented into Business and U.S. Consumer. The Americas Business segment includes sales to corporate, government, healthcare, education, and small and medium business customers while the U.S. Consumer segment includes sales primarily to individual consumers. The European region, which is based in Bracknell, England, covers Europe, the Middle East, and Africa. The Asia Pacific-Japan region covers the Pacific Rim, including Australia and New Zealand, and is based in Singapore.
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

The table below presents information about Dell’s reportable segments:

	Fiscal Year Ended

	January 28,	January 30,	January 31,
	2005	2004	2003

	(in millions)
Net revenue
Americas:
Business	$25,339	$21,888	$19,394
U.S. Consumer	7,601	6,715	5,653

Total Americas	32,940	28,603	25,047
Europe	10,787	8,495	6,912
Asia Pacific-Japan	5,478	4,346	3,445

Total net revenue	$49,205	$41,444	$35,404

Operating income
Americas:
Business	$2,579	$2,194	$1,945
U.S. Consumer	399	400	308

Total Americas	2,978	2,594	2,253
Europe	818	637	388
Asia Pacific-Japan	458	313	203

Total operating income	$4,254	$3,544	$2,844

Depreciation and amortization expense
Americas:
Business	$125	$102	$97
U.S. Consumer	53	41	38

Total Americas	178	143	135
Europe	88	71	47
Asia Pacific-Japan	68	49	29

Total depreciation and amortization expense	$334	$263	$211

Assets
Americas	$3,724	$3,134	$2,847
Europe	1,817	1,510	1,302
Asia Pacific-Japan	1,075	860	634
Corporate assets	16,599	13,807	10,687

Total assets	$23,215	$19,311	$15,470

The following is net revenue and long-lived asset information by geographic region:

	Fiscal Year Ended

	January 28,	January 30,	January 31,
	2005	2004	2003

	(in millions)
Net revenue
United States	$30,338	$26,510	$23,355
Foreign countries	18,867	14,934	12,049

Total net revenue	$49,205	$41,444	$35,404

Long-lived assets
United States	$1,267	$1,145	$613
Foreign countries	424	372	300

Total long-lived assets	$1,691	$1,517	$913

The allocation between domestic and foreign net revenue is based on the location of the customers. Net revenue and long-lived assets from no single foreign country comprised more than 10% of Dell’s consolidated net revenues or long-lived assets during fiscal 2005, 2004, and 2003.
The following is net revenue by product groups:

	Fiscal Year Ended

	January 28,	January 30,	January 31,
	2005	2004	2003

	(in millions)
Desktop computer systems	$24,631	$21,026	$18,865
Notebook computers	14,057	11,380	9,638
Enterprise systems	10,517	9,038	6,901

Total net revenue	$49,205	$41,444	$35,404

Net revenue by product group includes associated revenue from printing and imaging systems, software and peripherals, and global services. No single customer accounted for more than 10% of Dell’s consolidated net revenue during fiscal 2005, 2004 and 2003.

NOTE 10 —	Supplemental Consolidated Financial Information

	January 28,	January 30,
	2005	2004

	(in millions)
Supplemental Consolidated Statements of Financial Position Information:
Accounts receivable:
Gross accounts receivable	$4,492	$3,719
Allowance for doubtful accounts	(78)	(84)

	$4,414	$3,635

Inventories:
Production materials	$228	$161
Work-in-process	58	69
Finished goods	173	97

	$459	$327

Property, plant and equipment:
Land and buildings	$1,207	$1,158
Computer equipment	1,053	898
Machinery and other equipment	757	594

Total property, plant and equipment	3,017	2,650
Accumulated depreciation and amortization	(1,326)	(1,133)

	$1,691	$1,517

Accrued and other current liabilities:
Deferred revenue	$1,389	$961
Compensation	753	603
Other	3,099	2,016

	$5,241	$3,580

Other non-current liabilities:
Deferred revenue	$1,415	$1,092
Other	674	538

	$2,089	$1,630

	Fiscal Year Ended

	January 28,	January 30,	January 31,
	2005	2004	2003

	(in millions)
Supplemental Consolidated Statements of Income Information:
Investment and other income, net:
Investment income, primarily interest	$226	$200	$227
Gains (losses) on investments, net	6	16	(6)
Interest expense	(16)	(14)	(17)
Other	(25)	(22)	(21)

	$191	$180	$183

	Fiscal Year Ended

	January 28,	January 30,	January 31,
	2005	2004	2003

	(in millions)
Supplemental Consolidated Statements of Cash Flows Information:
Changes in operating working capital accounts:
Accounts receivable, net	$(837)	$(813)	$190
Inventories	(130)	(53)	(21)
Accounts payable	1,595	1,283	844
Accrued and other liabilities	1,538	867	585
Other, net	(411)	(412)	(388)

	$1,755	$872	$1,210

Income taxes paid	$575	$699	$607
Interest paid	$31	$30	$20

NOTE 11 —	Unaudited Quarterly Results
The following tables contain selected unaudited consolidated statements of income and stock sales price data for each quarter of fiscal 2005 and 2004:

	Fiscal Year 2005

	4th	3rd	2nd	1st
	Quarter(a)	Quarter	Quarter	Quarter

	(in millions, except per share data)
Net revenue	$13,457	$12,502	$11,706	$11,540
Gross margin	$2,495	$2,313	$2,134	$2,073
Net income	$667	$846	$799	$731
Earnings per common share(b):
Basic	$0.27	$0.34	$0.32	$0.29
Diluted	$0.26	$0.33	$0.31	$0.28
Weighted average shares outstanding:
Basic	2,485	2,493	2,518	2,539
Diluted	2,553	2,546	2,574	2,593
Stock sales prices per share:
High	$42.38	$36.66	$36.66	$36.31
Low	$35.06	$33.12	$34.05	$31.20

	Fiscal Year 2004

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share data)
Net revenue	$11,512	$10,622	$9,778	$9,532
Gross margin	$2,091	$1,935	$1,778	$1,748
Net income	$749	$677	$621	$598
Earnings per common share(b):
Basic	$0.29	$0.26	$0.24	$0.23
Diluted	$0.29	$0.26	$0.24	$0.23
Weighted average shares outstanding:
Basic	2,557	2,563	2,567	2,572
Diluted	2,616	2,623	2,624	2,614
Stock sales prices per share:
High	$36.52	$36.98	$34.00	$29.89
Low	$32.65	$30.94	$29.49	$22.86

(a)	During the fourth quarter of fiscal 2005, Dell recorded a tax repatriation charge of $280 million pursuant to a favorable tax incentive provided by the American Jobs Creation Act of 2004. This tax charge is related to Dell’s decision to repatriate $4.1 billion in foreign earnings.

(b)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — Dell’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of Dell’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, Dell’s disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting — Dell’s management, under the supervision of Dell’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of Dell’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that Dell’s internal control over financial reporting was effective as of January 28, 2005.
Management’s assessment of the effectiveness of Dell’s internal control over financial reporting as of January 28, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm included in “Item 8 — Financial Statements and Supplementary Data.”
Changes in Internal Control Over Financial Reporting — Dell’s management, with the participation of Dell’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Dell’s internal control over financial reporting occurred during the fourth quarter of fiscal 2005. Based on that evaluation, management concluded that there has been no change in Dell’s internal control over financial reporting during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, Dell’s internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
On March 3, 2005, the Compensation Committee of the Board of Directors approved a new fiscal 2006 Long-Term Cash Incentive Bonus Program (the “2006 program”) for certain executive officers other than Mr. Dell and Mr. Rollins. The purpose of the program is to encourage commitment to, and provide incentive for the attainment of, Dell’s long-term growth and profitability goals. The Compensation Committee considers these goals to be significant contributors to long-term stockholder value.
The Compensation Committee approved a similar program in fiscal 2004 (the “2004 program”), as set forth in the company’s 2003 proxy statement. Under the 2004 program, performance metrics are measured over a forward-looking four-year performance period. Since the company is meeting the goals set for the 2004 program more quickly than anticipated, the Compensation Committee approved the 2006 program with new and more aggressive goals in order to further align executive incentives with Company performance.

Under the 2006 program, certain revenue growth and profitability metrics are measured over a three-year performance period (beginning with fiscal 2006 and continuing through fiscal 2008). If actual company performance, on an annual basis, meets the specified revenue targets and profitability threshold levels, participating executives will be entitled to receive one-time cash bonuses at the end of the three-year performance period. The bonus amounts will be a multiple of the executive’s annual cash bonus for each year that the annual performance goals are met. The maximum aggregate bonus modifier over the three-year period is 500%. Payment of each executive’s long-term cash incentive bonus is conditioned on continued employment. For participants in the 2006 program, the fiscal 2007 bonus modifier under the 2004 program will be reduced from 300% to 200%.
The 2006 program was established under the 2002 Long-Term Incentive Plan, which was approved by stockholders at the 2002 annual meeting. The Compensation Committee intends compensation paid pursuant to the fiscal 2006 program to qualify as “performance-based compensation” for purposes of Section 162(m) of the Internal Revenue Code.
PART III
The information called for by Part III of Form 10-K (Item 10 — Directors and Executive Officers of the Registrant, Item 11 — Executive Compensation, Item 12 — Security Ownership of Certain Beneficial Owners and Management, Item 13 — Certain Relationships and Related Transactions, and Item 14 — Principal Accounting Fees and Services), to the extent not set forth herein under “Item 1 — Business — Executive Officers of Dell,” is incorporated by reference from Dell’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
PART IV

ITEM 15 —	EXHIBITS, FINANCIAL STATEMENT SCHEDULE
Financial Statements
The following financial statements are filed as a part of this report under “Item 8 — Financial Statements and Supplementary Data:”
Financial Statement Schedule
The following financial statement schedule is filed as a part of this report under Schedule II immediately preceding the signature page: Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended January 28, 2005. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the consolidated financial statements, or notes thereto, included herein.

Exhibits

Exhibit
No.			Description of Exhibit

3.1		—	Restated Certificate of Incorporation, filed July 24, 2003 (incorporated by reference to Exhibit 3.2 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2003, Commission File No. 0-17017)
3.2		—	Restated Bylaws, as adopted on July 18, 2003 (incorporated by reference to Exhibit 3.3 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2003, Commission File No. 0-17017)
4.1		—	Rights Agreement, dated as of November 29, 1995 (incorporated by reference to Exhibit 4 of Dell’s Current Report on Form 8-K filed on November 30, 1995, Commission File No. 0-17017)
4.2		—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.5		—	Form of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.6		—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
10	.1*	—	Dell Computer Corporation 1989 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 of Dell’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993, Commission File No. 0-17017)
10	.2*	—	Amended and Restated Dell Computer Corporation 1994 Incentive Plan (incorporated by reference to Exhibit 99 of Dell’s Registration Statement on Form S-8, filed October 31, 2000, Registration No. 333-49014)
10	.3*	—	Amended and Restated Dell Computer Corporation 1998 Broad Based Stock Option Plan (incorporated by reference to Exhibit 99 of Dell’s Registration Statement on Form S-8, filed October 31, 2000, Registration No. 333-49016)
10	.4*	—	Dell Computer Corporation 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2002, Commission File No. 0-17017)
10	.5*	—	Amended and Restated Dell Inc. 401(k) Plan, adopted on December 19, 2003 (incorporated by reference to Exhibit 10.5 to Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2004, Commission File No. 0-17017)
10	.6*†	—	Amendment No. 1 to Amended and Restated Dell Inc. 401(k) Plan, dated March 3, 2005

Exhibit
No.			Description of Exhibit

10	.7*	—	Amended and Restated Dell Computer Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2004, Commission File No. 0-17017)
10	.8*	—	Executive Incentive Bonus Plan, adopted July 18, 2003 (incorporated by reference to Exhibit 10.1 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2003, Commission File No. 0-17017)
10	.9*	—	Form of Indemnification Agreement between Dell and each Non-Employee Director of Dell (incorporated by reference to Exhibit 10.11 to Dell’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, Commission File No. 0- 17017)
21†		—	Subsidiaries of Dell
23†		—	Consent of PricewaterhouseCoopers LLP
31	.1†	—	Certification of Kevin B. Rollins, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31	.2†	—	Certification of James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	.1††	—	Certifications of Kevin B. Rollins, President and Chief Executive Officer, and James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.

SCHEDULE II
DELL INC.
VALUATION AND QUALIFYING ACCOUNTS

		Balance at	Charged to	Write-Offs	Balance
Fiscal		Beginning	Bad Debt	Charged to	at End of
Year	Description	of Period	Expense	Allowance	Period

		(in millions)
2005	Allowance for doubtful accounts	$84	$31	$37	$78
2004	Allowance for doubtful accounts	$71	$48	$35	$84
2003	Allowance for doubtful accounts	$68	$39	$36	$71

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL INC.

By:	/s/KEVIN B. ROLLINS

Kevin B. Rollins
President and Chief Executive Officer
Date: March 7, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL S. DELL Michael S. Dell	Chairman of the Board of Directors	March 7, 2005

/s/ KEVIN B. ROLLINS Kevin B. Rollins	President, Chief Executive Officer and Director (principal executive officer)	March 7, 2005

/s/ DONALD J. CARTY Donald J. Carty	Director	March 7, 2005

/s/ WILLIAM H. GRAY, III William H. Gray, III	Director	March 7, 2005

/s/ JUDY C. LEWENT Judy C. Lewent	Director	March 7, 2005

/s/ THOMAS W. LUCE III Thomas W. Luce III	Director	March 7, 2005

/s/ KLAUS S. LUFT Klaus S. Luft	Director	March 7, 2005

/s/ ALEX J. MANDL Alex J. Mandl	Director	March 7, 2005

/s/ MICHAEL A. MILES Michael A. Miles	Director	March 7, 2005

/s/ SAMUEL A. NUNN, JR Samuel A. Nunn, Jr	Director	March 7, 2005

/s/ JAMES M. SCHNEIDER James M. Schneider	Sr. Vice President and Chief Financial Officer (principal financial officer)	March 7, 2005

/s/ JOAN S. HOOPER Joan S. Hooper	Vice President, Corporate Finance (principal accounting officer)	March 7, 2005