Form 10-Q
period 2005-04-29
DELL INC
filed 2005-06-03
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑     No
As of the close of business on May 31, 2005, 2,421,082,061 shares of common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
DELL INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions; unaudited)

	April 29,	January 28,
	2005	2005

ASSETS
Current assets:
Cash and cash equivalents	$5,874	$4,747
Short-term investments	3,967	5,060
Accounts receivable, net	4,289	4,414
Inventories	483	459
Other	2,439	2,217

Total current assets	17,052	16,897
Property, plant and equipment, net	1,741	1,691
Investments	3,574	4,319
Other non-current assets	320	308

Total assets	$22,687	$23,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,057	$8,895
Accrued and other	5,332	5,241

Total current liabilities	14,389	14,136
Long-term debt	504	505
Other non-current liabilities	2,170	2,089

Total liabilities	17,063	16,730

Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 2,776 and 2,769, respectively	8,400	8,195
Treasury stock, at cost: 334 and 284 shares, respectively	(12,758)	(10,758)
Retained earnings	10,108	9,174
Other comprehensive loss	(84)	(82)
Other	(42)	(44)

Total stockholders’ equity	5,624	6,485

Total liabilities and stockholders’ equity	$22,687	$23,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended

	April 29,	April 30,
	2005	2004

Revenue	$13,386	$11,540
Cost of revenue	10,895	9,467

Gross margin	2,491	2,073
Operating expenses:
Selling, general and administrative	1,207	991
Research, development and engineering	110	116

Total operating expenses	1,317	1,107

Operating income	1,174	966
Investment and other income, net	59	49

Income before income taxes	1,233	1,015
Income tax provision	299	284

Net income	$934	$731

Earnings per common share:
Basic	$0.38	$0.29

Diluted	$0.37	$0.28

Weighted average shares outstanding:
Basic	2,456	2,539
Diluted	2,515	2,593
The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended

	April 29,	April 30,
	2005	2004

Cash flows from operating activities:
Net income	$934	$731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91	82
Tax benefits from employee stock plans	32	25
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(80)	(114)
Other	18	2
Changes in:
Operating working capital	103	81
Non-current assets and liabilities	92	195

Net cash provided by operating activities	1,190	1,002

Cash flows from investing activities:
Investments:
Purchases	(869)	(3,505)
Maturities and sales	2,726	3,264
Capital expenditures	(143)	(82)

Net cash provided by (used in) investing activities	1,714	(323)

Cash flows from financing activities:
Repurchase of common stock	(2,000)	(1,131)
Issuance of common stock under employee plans and other	161	114

Net cash used in financing activities	(1,839)	(1,017)

Effect of exchange rate changes on cash and cash equivalents	62	96

Net increase (decrease) in cash and cash equivalents	1,127	(242)
Cash and cash equivalents at beginning of period	4,747	4,317

Cash and cash equivalents at end of period	$5,874	$4,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 —	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Dell Inc. (“Dell”) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission (“SEC”) in Dell’s Annual Report on Form 10-K for the fiscal year ended January 28, 2005. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of Dell and its consolidated subsidiaries as of April 29, 2005 and January 28, 2005; and the results of its operations and its cash flows for the three month periods ended April 29, 2005 and April 30, 2004.

NOTE 2 —	INVENTORIES

	April 29,	January 28,
	2005	2005

	(in millions)
Inventories:
Production materials	$266	$228
Work-in-process	77	58
Finished goods	140	173

	$483	$459

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
Dell excludes equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is antidilutive to earnings per share. Accordingly, certain employee stock options have been excluded from the calculation of diluted weighted average shares totaling 72 million and 133 million shares for the first quarter of fiscal 2006 and 2005, respectively.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended April 29, 2005 and April 30, 2004:

	Three Months Ended

	April 29,	April 30,
	2005	2004

	(in millions, except
	per share amounts)
Numerator:
Net income	$934	$731
Denominator:
Weighted average shares outstanding:
Basic	2,456	2,539
Employee stock options and other	59	54

Diluted	2,515	2,593

Earnings per common share:
Basic	$0.38	$0.29
Diluted	$0.37	$0.28
Pro Forma Effects of Stock-Based Compensation — Dell currently applies the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations when accounting for its stock-based compensation plans. Dell applies the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation-Transition and Disclosure, as if the fair-value method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of a fixed employee stock option equals the market price of the underlying stock on the grant date, no compensation expense is recognized. Under SFAS No. 123, the value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of freely traded options.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended April 29, 2005 and April 30, 2004, and illustrates the effect on net income and earnings per share as if Dell had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. As the relatively larger stock option awards granted in prior years fully vest we expect that, over time, our stock-based compensation expense will decline.

	Three Months Ended

	April 29,	April 30,
	2005	2004

	(in millions, except
	per share amounts)
Net income — as reported	$934	$731
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(213)	(202)

Net income — pro forma	$721	$529

Earnings per common share:
Basic — as reported	$0.38	$0.29
Basic — pro forma	$0.29	$0.21
Diluted — as reported	$0.37	$0.28
Diluted — pro forma	$0.29	$0.21

NOTE 4 —	COMPREHENSIVE INCOME
Dell’s comprehensive income is comprised of net income, foreign currency translation adjustments, unrealized gains and losses on derivative financial instruments related to foreign currency hedging, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three month periods ended April 29, 2005 and April 30, 2004, was as follows:

	Three Months Ended

	April 29,	April 30,
	2005	2004

	(in millions)
Comprehensive income:
Net income	$934	$731
Unrealized gains on foreign currency hedging instruments, net of taxes	8	114
Unrealized losses on marketable securities, net of taxes	(11)	(33)
Foreign currency translations	1	(3)

Total comprehensive income, net of taxes	$932	$809

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 5 —	AGGREGATE DEFERRED REVENUE AND WARRANTY LIABILITY
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

	Three Months Ended

	April 29,	April 30,
	2005	2004

	(in millions)
Aggregate deferred revenue and warranty liability at beginning of period	$3,594	$2,694
Revenue deferred and costs accrued for new warranties	933	683
Service obligations honored	(339)	(275)
Amortization of deferred revenue	(427)	(288)

Aggregate deferred revenue and warranty liability at end of period	$3,761	$2,814

NOTE 6 —	DELL FINANCIAL SERVICES
Dell is currently a partner in Dell Financial Services L.P. (“DFS”), a joint venture with CIT Group Inc. (“CIT”). In general, DFS facilitates customer financing transactions through either loan or lease financing. Dell recognized revenue from the sale of products pursuant to loan and lease financing transactions of $1.5 billion and $1.3 billion during the three month periods ended April 29, 2005 and April 30, 2004, respectively.
Dell currently owns a 70% equity interest in DFS. Dell began consolidating DFS’s financial results due to the adoption of Financial Accounting Standards Board (“FASB”) Interpretations No. 46R (“FIN 46R”). Based on the guidance in FIN 46R, Dell concluded that DFS is a variable interest entity and Dell is the primary beneficiary of DFS’s expected cash flows. CIT’s equity ownership in the net assets of DFS was $13 million as of April 29, 2005 and January 28, 2005, which is recorded as minority interest and included in other non-current liabilities on Dell’s condensed consolidated statement of financial position.
Dell has the option to purchase CIT’s 30% interest in DFS in February 2008 for a purchase price ranging from $100 million to $345 million, depending on DFS’s profitability. If Dell does not exercise this purchase option, Dell is obligated to purchase CIT’s 30% interest upon the occurrence of certain termination events, or expiration of the joint venture on January 29, 2010 for a purchase price ranging from $100 million to $345 million.
DFS maintains credit facilities with CIT, which provide DFS with a funding capacity of up to $1.0 billion. As of April 29, 2005 and January 28, 2005, outstanding advances under these facilities totaled $152 million and $158 million, respectively, and are included in other current and non-current liabilities on Dell’s condensed consolidated statement of financial position. Dell is dependent upon DFS to provide financing for a significant number of customers who elect to finance Dell products, and DFS is dependent upon CIT to access the capital markets to provide funding for these transactions. If CIT were unable to access the capital markets, Dell would be required to find additional alternative sources of financing for its customers or self-finance these activities.
During the fourth quarter of fiscal 2005, Dell began selling certain loan and lease finance receivables to an unconsolidated qualifying special purpose entity that is wholly owned by Dell. The qualifying special purpose entity is a separate legal entity with assets and liabilities separate from those of Dell. The qualifying special purpose entity has entered into a financing arrangement with a multiseller conduit that in turn issues asset-backed debt securities to the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The sale of these loan and lease financing receivables did not have a material impact on Dell’s consolidated financial position, results of operations, or cash flows for the first quarter of fiscal 2006.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 7 —	SEGMENT INFORMATION
Dell conducts operations worldwide and is managed in three geographic segments: the Americas, Europe, and Asia Pacific-Japan regions. The Americas region, which is based in Round Rock, Texas, covers the U.S., Canada, and Latin America. Within the Americas, Dell is further segmented into Business and U.S. Consumer. The Americas Business segment includes sales to corporate, government, healthcare, education, and small and medium business customers, while the U.S. Consumer segment includes sales primarily to individual consumers. The European region, which is based in Bracknell, England, covers Europe, the Middle East, and Africa. The Asia Pacific-Japan region covers the Pacific Rim, including Australia and New Zealand, and is based in Singapore.
The accounting policies of Dell’s reportable segments are the same as those described in the summary of significant accounting policies in its Annual Report on Form 10-K for the fiscal year ended January 28, 2005. Dell allocates resources to and evaluates the performance of its segments based on operating income. Corporate expenses are included in Dell’s measure of segment operating income for management reporting purposes. The table below presents information about Dell’s reportable segments for the three month periods ended April 29, 2005 and April 30, 2004:

	Three Months Ended

	April 29,	April 30,
	2005	2004

	(in millions)
Net revenue:
Americas:
Business	$6,616	$5,758
U.S. Consumer	1,945	1,738

Total Americas	8,561	7,496
Europe	3,171	2,653
Asia Pacific-Japan	1,654	1,391

Total net revenue	$13,386	$11,540

Operating income:
Americas:
Business	$660	$565
U.S. Consumer	145	96

Total Americas	805	661
Europe	236	198
Asia Pacific-Japan	133	107

Total operating income	$1,174	$966

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 8 —	SUBSEQUENT EVENT
On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. Among other items, the Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at a tax rate of 5.25%, versus the U.S. federal statutory rate of 35%. In the fourth quarter of fiscal 2005 Dell determined that it would repatriate $4.1 billion in foreign earnings. Accordingly, Dell recognized a tax repatriation charge of $280 million in accordance with SFAS No. 109, Accounting for Income Taxes. This tax charge included an amount relating to a drafting oversight that Congressional leaders expected to correct in calendar year 2005. On May 10, 2005, the Department of Treasury issued further guidance that addressed the drafting oversight. Dell is evaluating the impact of this regulatory guidance to determine the amount of the repatriation charge reduction to be recognized in the second quarter of fiscal 2006. The repatriation is required to be completed by the end of fiscal 2006. The condensed consolidated statement of income for the three month period ended April 29, 2005 does not include any provision for income taxes on the cumulative balance of Dell’s unremitted foreign earnings.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statements in this report that relate to future results and events are forward-looking statements based on Dell’s current expectations. Actual results in future periods could differ materially from those projected in those forward-looking statements because of a number of risks and uncertainties. For a discussion of factors affecting Dell’s business and prospects, see “Item 1 — Business — Factors Affecting Dell’s Business and Prospects” in Dell’s Annual Report on Form 10-K for the fiscal year ended January 28, 2005.
All percentage amounts and ratios were calculated using the underlying data in thousands. Unless otherwise noted, all references to industry share and total industry growth data are for personal computers (including desktops, notebooks, and x86 servers), and are based on information provided by IDC Worldwide PC Tracker, May 31, 2005. Share data is for the calendar quarter, and all Dell growth rates are on a fiscal year-over-year basis. Unless otherwise noted, all references to time periods refer to Dell fiscal periods.
Executive Overview
Our Company
We are a leading global diversified technology provider focused on providing custom solutions and the best customer experience in the industry. Through our direct business model, we design, develop, manufacture, market, sell, and support a broad range of information technology systems and services that are uniquely designed to satisfy specific customer requirements. Our direct model begins and ends with our customers. We believe in entering the market quickly with new and relevant technology to meet changing customer needs, building each system to order, providing expert services tailored to differing customer needs, and maintaining low levels of inventory and capital investment. The unique strengths of our direct model facilitate our consistent delivery of profitability and strong performances across our business segments.
Industry
Our operating environment remains competitive and challenging. Recent economic reports indicate economic growth in both the United States and worldwide may be recovering at a moderate pace. During the first quarter of fiscal 2006 (three month period ended April 29, 2005) we continued to grow faster than the rest of the industry in all global regions and customer and product categories. Throughout the last quarter, we delivered strong operating results and strengthened our financial position.
Quarterly Performance Highlights

Share position	• We expanded our share position in Worldwide PC shipments to a company record of 18.5% and grew faster than the overall market.

Revenue	• Revenue increased 16% year-over-year to $13.4 billion, with unit shipments up 20% year-over-year.

Operating Income	• Operating income of $1,174 million, or 8.8% percent of revenue, up from $966 million, or 8.4% percent of revenue, in the first quarter of fiscal 2005.

Earnings	• Earnings per share increased 32% to $0.37 per share from $0.28 per share in the first quarter of fiscal 2005.

Share Repurchases	• We spent $2.0 billion to repurchase 50 million shares in the quarter.

Future Outlook
Dell will continue to invest resources to support its worldwide expansion efforts, while focusing on the faster-growing and more profitable areas of the industry. We are building our infrastructure and new businesses, by adding additional call centers and increasing production capacity. We expect to fund these investments with our strong operating cash flows. Over time, we anticipate our international revenues will comprise an increasing percentage of the consolidated total.
Results of Operations
The following table summarizes the results of Dell’s operations for the three month periods ended April 29, 2005 and April 30, 2004:

	Three Months Ended

	April 29, 2005		April 30, 2004		% Change

		% of		% of
	Dollars	Revenue	Dollars	Revenue

	(in millions, except per share amounts and percentages)
Revenue	$13,386	100.0%	$11,540	100.0%	16%
Gross margin	2,491	18.6%	2,073	18.0%	20%
Operating expenses	1,317	9.8%	1,107	9.6%	19%
Operating income	1,174	8.8%	966	8.4%	22%
Net income	934	7.0%	731	6.3%	28%
Earnings per share — diluted	0.37	N/A	0.28	N/A	32%
Consolidated Revenue
We grew revenue across all regions and product categories. Revenue reached $13.4 billion for the first quarter of fiscal 2006, an increase of $1.8 billion or 16% from the same quarter last year. We produced 21% year-over-year growth in our international revenue. During the quarter, revenue outside the U.S. comprised 42% of consolidated revenue compared to 40% for the same period last year.
Revenues by Segment
Dell conducts operations worldwide and is managed in three geographic segments: the Americas, Europe, and Asia Pacific-Japan regions. The Americas region covers the U.S., Canada, and Latin America. Within the Americas, Dell is further divided into Business and U.S. Consumer. The Americas Business segment includes sales to corporate, government, healthcare, education, and small and medium business customers, while the U.S. Consumer segment includes sales primarily to individual consumers. The Europe region covers Europe, the Middle East, and Africa (“EMEA”). The Asia Pacific-Japan (“APJ”) region covers the Pacific Rim, including Australia and New Zealand.

The following table summarizes Dell’s revenue by segment:

	Three Months Ended

	April 29, 2005		April 30, 2004

		% of		% of
	Dollars	Revenue	Dollars	Revenue

	(in millions, except percentages)
Revenue:
Americas:
Business	$6,616	49%	$5,758	50%
U.S. Consumer	1,945	15%	1,738	15%

Total Americas	8,561	64%	7,496	65%

EMEA	3,171	24%	2,653	23%
APJ	1,654	12%	1,391	12%

Total revenue	$13,386	100%	$11,540	100%

•	Americas — Americas’ revenue grew 14% from a year ago. This increase is comprised of 15% growth in our Americas Business segment and 12% growth in our U.S. Consumer segment. Americas International produced strong revenue growth of 32% compared to the prior year, including 28% growth in Canada. Improved notebook demand led U.S. Consumer’s revenue increase as consumer trends continue to shift toward mobile computing.

•	Business — Strong performance and growth in small and medium business, Americas International and in our education business, drove the majority of the increase in revenue year-over-year. Our federal business experienced weak demand, resulting in a decline in revenue from a year ago. We continue to focus on product expansion, resulting in higher growth in our storage, server, printing and service product categories.

•	U.S. Consumer — Consumer demand remains challenging. We continued to take share in the market as demand for mobility products remained strong contributing to our U.S. Consumer revenue increase. Desktop revenues continued to be a significant portion of the overall consumer business during the first quarter fiscal 2006. We saw strong growth in our printers and consumables, as we continued to focus on growing these products.

•	EMEA — We delivered strong profitable growth through disciplined execution and increased revenues 20% year-over-year. Over half of the year-over-year revenue growth came from the United Kingdom, France, Germany and the Netherlands. Mobility and desktops led year-over-year revenue growth in EMEA. In addition, our focus on enterprise performance generated strong server and storage revenue growth.

•	APJ — Asia Pacific-Japan revenues increased 19% from a year ago. Over half of the segment’s revenue growth came from Japan and China. Australia and New Zealand produced year-over-year growth at a higher rate than the overall region. Growth was primarily driven by demand increases in mobility, enhanced services, and software and peripherals.

Revenues by Product and Services Categories
Beginning this quarter we are providing new supplemental revenue reporting by product and services categories:

	Three Months Ended

	April 29, 2005		April 30, 2004

		% of		% of
	Dollars	Revenue	Dollars	Revenue

	(in billions, except percentages)
Revenue:
Desktop PCs	$5.3	40%	$5.0	44%
Mobility	3.3	24%	2.7	23%
Software and Peripherals	2.0	15%	1.5	13%
Servers and Networking	1.3	10%	1.2	10%
Enhanced Services	1.1	8%	.8	7%
Storage	.4	3%	.3	3%

Total revenue	$13.4	100%	$11.5	100%

•	Desktop PCs — Desktop PC revenue, consisting of OptiPlextm and Dimensiontm desktop computer systems, and Dell’s Precisiontm desktop workstations, grew 6% on unit growth of 14% year-over-year. While desktop sales continue to grow, business and consumer demand is increasingly shifting toward mobility products.

•	Mobility — Revenue from mobility products, consisting of Dell Latitudetm and Inspirontm notebooks, Dell Precisiontm mobile workstations, Dell DJtm, and Dell Aximtm, grew by 22% on unit growth of 38% year-over-year. As notebooks become more affordable and wireless products become standardized, demand for our mobility products continues to accelerate.

•	Software and Peripherals — Software and peripherals revenue, consisting of Dell-branded printers, monitors (not sold with systems), plasma and LCD televisions and projectors, and a multitude of competitively priced third-party printers, software, digital cameras, projectors, power adapters and scanners, grew 29% year-over-year. Through focused sales efforts and competitively priced products, we generated increased demand across all S&P products, including our newer TV and printer products. Our Dell-branded printer units grew more than 75% from a year ago, with over 1.4 million units shipped during the quarter.

•	Servers and Networking — Servers and networking revenue, consisting of our standards-based PowerEdgetm line of network hardware and PowerConnecttm networking solutions, grew 12% on unit growth of 25% year-over-year. We have aggressively priced our server products as they facilitate sales of storage products and higher margin enhanced services. Servers and networking remain a strategic focus area.

•	Enhanced Services — Enhanced Services consists of a wide range of services including professional consulting, custom hardware and software integration, extended warranties, leasing and asset management, network installation and support as well as onsite services. Enhanced Services revenue increased 30% year-over-year, including nearly 50% growth outside the Americas segment.

•	Storage — Storage revenue, consisting of Dell C EMC and Dell PowerVaulttm storage devices increased 49% year-over-year. We realized substantial growth in both the Americas and EMEA where revenue grew 47% and 62%, respectively. We announced a high performance Dell C EMC network attached storage gateway and we began shipping the AX100i with iSCSI during the first quarter of fiscal 2006.

Gross Margin

	Three Months Ended

	April 29, 2005		April 30, 2004

		% of		% of
	Dollars	Revenue	Dollars	Revenue

	(in millions, except percentages)
Revenue	$13,386	100.0%	$11,540	100.0%
Gross margin	2,491	18.6%	2,073	18.0%
Despite a competitive pricing environment, Dell’s gross margin as a percentage of revenue increased to 18.6% during the first quarter of fiscal 2006, compared to 18.0% during the first quarter of fiscal 2005. Our year-over-year improvement in gross margin is due to favorable pricing on certain commodity components, higher revenue to leverage fixed production costs and a favorable shift in product mix.
During the first quarter of fiscal 2006, we utilized component cost declines to achieve profitable growth as the cost environment improved. We expect the component cost environment to continue to be favorable during the second quarter of fiscal 2006 and will continue to adjust our pricing as necessary in response to future competitive and economic conditions. The strength of our direct-to-customer business model, as well as our strong liquidity position, position us to pursue share gains in any business climate.
As part of our focus on improving margins, we remain committed to reducing costs in three primary areas: manufacturing costs, warranty costs, and structural or design costs. Cost savings initiatives include providing certain customer technical support and back-office functions from cost-effective locations as well as driving more efficient processes and tools globally. We routinely pass cost reductions to our customers to improve customer value and increase share.
Operating Expenses
The following table summarizes Dell’s operating expenses:

	Three Months Ended

	April 29, 2005		April 30, 2004

		% of		% of
	Dollars	Revenue	Dollars	Revenue

	(in millions, except percentages)
Selling, general and administrative	$1,207	9.0%	$991	8.6%
Research, development and engineering	110	0.8%	116	1.0%

Total operating expenses	$1,317	9.8%	$1,107	9.6%

Selling, general and administrative — During the three month period ended April 29, 2005, selling, general and administrative expenses increased 22%, to $1.2 billion compared to $991 million in the same quarter of fiscal 2005. We plan to continue investing in people, systems and infrastructure to support global expansion, as well as, increased marketing communications costs to stimulate customer sales.
Research, development and engineering — During the quarter, research, development and engineering expenses decreased slightly from the prior year. We continue to efficiently manage our R&D spending by targeting those innovations and products most valuable to our customers, and by relying upon the capabilities of our strategic partners. We have obtained 1,160 U.S. patents and have applied for 767 additional U.S. patents as of April 29, 2005.

Investment and Other Income, net
Investment and other income, net, primarily includes interest income and expense, gains and losses from the sale of investments, foreign exchange transaction gains and losses, and CIT’s 30% share of DFS’s net income. Investment and other income, net, increased from $49 million for the three month period ended April 30, 2004 to $59 million for the three month period ended April 29, 2005. This increase is primarily due to an increase in investment income earned on higher average balances of cash and investments, as well as higher interest rates during the three month periods of fiscal 2006 compared to fiscal 2005.
Income Taxes
Differences between the effective tax rate and the U.S. federal statutory rate of 35.0% principally result from our geographical distribution of taxable income and differences between the book and tax treatment of certain items. Our effective tax rate was 24.25% for the first quarter of fiscal 2006, compared to 28% for the same quarter in the prior fiscal year. The decline in our effective tax rate is due to a higher portion of operating profits being generated in lower foreign tax jurisdictions during the first quarter of fiscal 2006, as compared to a year ago.
Dell’s fiscal 2005 effective tax rate included a tax repatriation charge of $280 million pursuant to a favorable tax incentive provided by the American Jobs Creation Act signed into law on October 22, 2004. This tax charge included an amount relating to a drafting oversight that Congressional leaders indicated would be corrected during calendar year 2005. On May 10, 2005, the Department of Treasury issued further guidance that addressed the drafting oversight. We are evaluating the impact of this regulatory guidance to determine the amount of the repatriation charge reduction to be recognized in the second quarter of fiscal 2006. The repatriation is required to be completed by the end of fiscal 2006.
Liquidity and Capital Commitments
Liquidity
We ended the first quarter of fiscal 2006 with $13.4 billion in cash, cash equivalents, and investments, a year-over-year increase of $1.5 billion from April 30, 2004. We invest a large portion of our available cash in highly liquid and highly rated government, agency, and corporate debt securities of varying maturities at the date of acquisition. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return through the full investment of available funds. The following table summarizes the results of Dell’s statement of cash flows for the three month periods ended April 29, 2005 and April 30, 2004:

	Three Months Ended

	April 29,	April 30,
	2005	2004

	(in millions)
Net cash flow provided by (used in):
Operating activities	$1,190	$1,002
Investing activities	1,714	(323)
Financing activities	(1,839)	(1,017)
Effect of exchange rate changes on cash and cash equivalents	62	96

Net increase (decrease) in cash and cash equivalents	$1,127	$(242)

Operating Activities — Cash provided by operating activities during the three month period ended April 29, 2005 was $1.2 billion, compared to $1.0 billion for the same period last year. Cash flows from operating activities resulted primarily from net income during both periods, which represents our principal source of cash. The year-over-year increase in operating cash flows during the first quarter of fiscal 2006 was primarily driven by an increase in net income.

Dell’s direct model allows us to maintain an efficient cash conversion cycle, which is among the leaders in our industry. The following table presents the components of our cash conversion cycle as of April 29, 2005 and January 28, 2005:

	April 29,	January 28,
	2005	2005

Days of sales outstanding(a)	32	32
Days of supply in inventory	4	4
Days in accounts payable	(75)	(73)

Cash conversion cycle	(39)	(37)

(a)	Days of sales outstanding include the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. For both periods ended April 29, 2005 and January 28, 2005, days of sales in accounts receivable and days of customer shipments not yet recognized were 29 and 3 days, respectively.
Days in accounts payable reached a record 75 days at the end of the period contributing to the negative 39 day cash conversion cycle. However, we expect our cash conversion cycle days to trend down to more historical levels in future periods.
We defer the cost of revenue associated with customer shipments not yet recognized as revenue until they are delivered. These deferred costs are included in our reported days of sales outstanding because we believe it presents a more accurate presentation of our days of sales outstanding and cash conversion cycle. These deferred costs are recorded in other current assets in our unaudited condensed consolidated statement of financial position and totaled $414 million and $430 million as of April 29, 2005 and January 28, 2005, respectively.
Investing Activities — Cash provided by investing activities for the three month period ended April 29, 2005 was $1.7 billion, compared to cash used in investing activities of $323 million for the same period last year. Cash provided by and used in investing activities principally consists of net maturities and sales or purchases of investments and capital expenditures for property, plant and equipment. During the three month period ended April 29, 2005, Dell re-invested a lower amount of proceeds from maturities and sales of investments to fund share repurchases.
Financing Activities — Cash used in financing activities during the three month period ended April 29, 2005 was $1.8 billion, compared to $1.0 billion during the same period last year. Financing activities primarily consist of the repurchase of Dell common stock, partially offset by proceeds from the issuance of common stock under employee stock plans and other items. Dell repurchased 50 million shares during the three month period ended April 29, 2005, compared to 34 million shares in the same period last year. The year-over-year increase in cash used in financing activities is due primarily to the increase in share repurchases.
Dell has typically generated annual cash flows from operating activities in amounts greater than net income, driven mainly by its efficient cash conversion cycle, the growth in accrued service liabilities and noncash depreciation and amortization expenses. Management currently believes that Dell’s fiscal 2006 cash flows from operations will exceed net income and be more than sufficient to support Dell’s operations and capital requirements. Dell currently anticipates that it will continue to utilize its strong liquidity and cash flows from operations to repurchase its common stock, make capital investments, and fund DFS’s operations.
Capital Commitments
Share Repurchases — Dell has a share repurchase program that authorizes the purchase of common stock to return cash to stockholders and manage dilution resulting from shares issued under Dell’s employee stock plans. On March 3, 2005, Dell’s Board of Directors amended the plan to increase the number of authorized shares available for repurchase by 250 million to 1.5 billion, and the aggregate dollar cost threshold by $10 billion to $30 billion. Dell expects to repurchase shares of common stock through a systematic program of open market purchases. During the three month period ended April 29, 2005, Dell repurchased 50 million shares at an aggregate cost of $2.0 billion; see “Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.” Dell evaluates its share repurchase program quarterly and expects share repurchases during the second quarter of fiscal 2006 to be at least $1.4 billion.

Capital Expenditures — Dell spent approximately $143 million on property, plant, and equipment during the three month period ended April 29, 2005. Product demand and mix, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of Dell’s capital expenditures. Capital expenditures for all of fiscal 2006 are currently expected to be approximately $800 million.
Restricted Cash — Pursuant to the joint venture agreement between DFS and CIT, DFS is required to maintain certain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to Dell’s private label credit card and deferred servicing revenue. Due to the consolidation of DFS during the third quarter of fiscal 2004, $468 million and $438 million in restricted cash is included in other current assets as of April 29, 2005 and January 28, 2005, respectively.
Contractual Cash Obligations
Operating Leases — Dell leases property and equipment, manufacturing facilities, and office space under non-cancelable leases. Certain of these leases obligate Dell to pay taxes, maintenance, and repair costs. Our future operating lease commitments increased from $257 million at January 28, 2005 to $270 million at April 29, 2005.
Purchase Obligations — Our purchase obligations increased from $107 million at January 28, 2005 to approximately $226 million at April 29, 2005, primarily due to commitments entered into in connection with the construction of our new North Carolina manufacturing facility.
New Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123(R), Dell must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption.
In April 2005, the Securities Exchange Commission (“SEC”) amended Rule 401(a) of Regulation S-X to delay the effective date for compliance with SFAS No. 123(R). Based on the amended rule, Dell is required to adopt SFAS No. 123(R) effective the beginning of its fiscal year 2007. Dell is evaluating the requirements of SFAS No. 123(R) and expects that the adoption of SFAS No. 123(R) will have a material effect on its results of operations and earnings per share. Dell has not yet determined its method of adoption of SFAS No. 123(R). See “Footnote 3, Earnings Per Common Share and Pro Forma Effects of Stock-Based Compensation” for the pro forma impact of SFAS No. 123(R).
Factors Affecting Dell’s Business and Prospects
There are many factors that affect Dell’s business and the results of its operations, some of which are beyond Dell’s control. Actual results in future periods could differ materially from those projected in Dell’s forward-looking statements because of a number of risks and uncertainties, including general economic, business and industry conditions; the level and intensity of competition in the technology industry and the pricing pressures that have resulted; local economic and labor conditions, political instability, unexpected regulatory changes, trade protection measures, changes in tax laws; fluctuations in foreign currency exchange rates; the ability to accurately predict product, customer and geographic sales mix; the ability to timely and effectively manage periodic product transitions; reliance on third-party suppliers for product components, including dependence on several single-source supplier relationships; the ability to effectively manage operating costs; the level of demand for the products and services Dell offers; the ability to manage inventory levels to minimize excess inventory, declining inventory values and obsolescence; and the effect of armed hostilities, terrorism, natural disasters and public health issues on the global economy generally, on the level of demand for Dell’s products and services and on Dell’s ability to manage its supply and delivery logistics in such an environment. For a discussion of these and other factors affecting Dell’s business and prospects, see “Item 1 — Business — Factors Affecting Dell’s Business and Prospects” in Dell’s Annual Report on Form 10-K for the fiscal year ended January 28, 2005.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
For a description of Dell’s market risks, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in Dell’s Annual Report on Form 10-K for the fiscal year ended January 28, 2005. Dell’s exposure to market risks has not changed materially from the description in the Annual Report on Form 10-K.

ITEM 4.	Controls and Procedures
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
Changes in Internal Control Over Financial Reporting — Dell’s management, with the participation of Dell’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Dell’s internal control over financial reporting occurred during the first quarter of fiscal 2006. Based on that evaluation, management concluded that there has been no change in Dell’s internal control over financial reporting during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, Dell’s internal control over financial reporting.

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
Dell has a share repurchase program that authorizes the company to purchase shares of common stock in order to both distribute cash to stockholders and manage dilution resulting from shares issued under Dell’s equity compensation plans. As of April 29, 2005, Dell’s share repurchase program authorized the purchase of up to 1.5 billion shares of common stock at an aggregate cost not to exceed $30 billion. The following are details of repurchases under this program for the period covered by this report:

			Total	Maximum
			Number of	Number of
			Shares	Shares that
			Repurchased	May Yet Be
			as Part of	Repurchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Announced
Period	Repurchased(a)	per Share	Plans	Plans

	(in millions, except average price paid per share)
Repurchases from January 29, 2005 through February 25, 2005	28	$40.32	28	49
Repurchases from February 26, 2005 through March 25, 2005(b)	13	39.79	13	286
Repurchases from March 26, 2005 through April 29, 2005	9	37.05	9	277

Total	50	$39.61	50

(a)	All shares were purchased in open-market transactions. Dell’s share repurchase program was announced on February 20, 1996; up to 1.5 billion shares of common stock are currently authorized to be purchased.

(b)	On March 3, 2005, the Board of Directors of Dell approved an amendment to the plan to increase the number of authorized shares available for repurchase by 250 million to 1.5 billion, and the aggregate dollar cost threshold by $10 billion to $30 billion.

ITEM 6.	Exhibits
(a) Exhibits — See Index to Exhibits below.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC.

Date: June 3, 2005	/s/ JOAN S. HOOPER

Joan S. Hooper Vice President, Corporate Finance and Chief Accounting Officer (On behalf of the registrant and as principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.			Description of Exhibit

3.1		—	Restated Certificate of Incorporation, filed July 24, 2003 (incorporated by reference to Exhibit 3.2 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2003, Commission File No. 0-17017)
3.2		—	Restated Bylaws, as adopted on July 18, 2003 (incorporated by reference to Exhibit 3.3 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2003, Commission File No. 0-17017)
4.1		—	Rights Agreement, dated as of November 29, 1995 (incorporated by reference to Exhibit 4 of Dell’s Current Report on Form 8-K filed on November 30, 1995, Commission File No. 0-17017)
4.2		—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.5		—	Form of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.6		—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
31	.1†	—	Certification of Kevin B. Rollins, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31	.2†	—	Certification of James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	.1††	—	Certifications of Kevin B. Rollins, President and Chief Executive Officer, and James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

†	Filed herewith.

††	Furnished herewith.