Form 10-Q
period 2005-07-29
DELL INC
filed 2005-09-01
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2005

or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
As of the close of business on August 26, 2005, 2,397,434,578 shares of common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
DELL INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions; unaudited)

	July 29,	January 28,
	2005	2005

ASSETS
Current assets:
Cash and cash equivalents	$6,337	$4,747
Short-term investments	2,709	5,060
Accounts receivable, net	4,443	4,414
Inventories	570	459
Other	2,739	2,217

Total current assets	16,798	16,897
Property, plant and equipment, net	1,843	1,691
Investments	3,625	4,319
Other non-current assets	345	308

Total assets	$22,611	$23,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,196	$8,895
Accrued and other	5,172	5,241

Total current liabilities	14,368	14,136
Long-term debt	504	505
Other non-current liabilities	2,230	2,089

Total liabilities	17,102	16,730

Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 2,796 and 2,769, respectively	8,996	8,195
Treasury stock, at cost: 381 and 284 shares, respectively	(14,558)	(10,758)
Retained earnings	11,128	9,174
Other comprehensive income (loss)	2	(82)
Other	(59)	(44)

Total stockholders’ equity	5,509	6,485

Total liabilities and stockholders’ equity	$22,611	$23,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended

	July 29,	July 30,	July 29,	July 30,
	2005	2004	2005	2004

Revenue	$13,428	$11,706	$26,814	$23,246
Cost of revenue	10,929	9,572	21,824	19,039

Gross margin	2,499	2,134	4,990	4,207
Operating expenses:
Selling, general and administrative	1,204	1,008	2,411	1,999
Research, development and engineering	122	120	232	236

Total operating expenses	1,326	1,128	2,643	2,235

Operating income	1,173	1,006	2,347	1,972
Investment and other income, net	61	46	120	95

Income before income taxes	1,234	1,052	2,467	2,067
Income tax provision	214	253	513	537

Net income	$1,020	$799	$1,954	$1,530

Earnings per common share:
Basic	$0.42	$0.32	$0.80	$0.61

Diluted	$0.41	$0.31	$0.78	$0.59

Weighted average shares outstanding:
Basic	2,418	2,518	2,437	2,529
Diluted	2,478	2,574	2,497	2,583
The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended

	July 29,	July 30,
	2005	2004

Cash flows from operating activities:
Net income	$1,954	$1,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188	161
Tax benefits from employee stock plans	123	70
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	15	(171)
Other	60	8
Changes in:
Operating working capital	(447)	(189)
Non-current assets and liabilities	216	296

Net cash provided by operating activities	2,109	1,705

Cash flows from investing activities:
Investments:
Purchases	(3,013)	(6,719)
Maturities and sales	6,070	6,485
Capital expenditures	(347)	(216)

Net cash provided by (used in) investing activities	2,710	(450)

Cash flows from financing activities:
Repurchase of common stock	(3,800)	(2,022)
Issuance of common stock under employee plans and other	627	310

Net cash used in financing activities	(3,173)	(1,712)

Effect of exchange rate changes on cash and cash equivalents	(56)	165

Net increase (decrease) in cash and cash equivalents	1,590	(292)
Cash and cash equivalents at beginning of period	4,747	4,317

Cash and cash equivalents at end of period	$6,337	$4,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 —	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Dell Inc. (“Dell”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (“SEC”) in Dell’s Annual Report on Form 10-K for the fiscal year ended January 28, 2005. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of Dell and its consolidated subsidiaries as of July 29, 2005 and January 28, 2005; and the results of its operations for the three and six month periods ended July 29, 2005 and July 30, 2004; and its cash flows for the six month periods ended July 29, 2005 and July 30, 2004.
NOTE 2 — INVENTORIES

	July 29,	January 28,
	2005	2005

	(in millions)
Inventories:
Production materials	$350	$228
Work-in-process	72	58
Finished goods	148	173

	$570	$459

NOTE 3 —	EARNINGS PER COMMON SHARE AND PRO FORMA EFFECTS OF STOCK-BASED COMPENSATION
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
Dell excludes equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is antidilutive to earnings per share. Accordingly, certain employee stock options totaling 74 million and 112 million shares have been excluded from the calculation of diluted weighted average shares for the second quarter of fiscal 2006 and fiscal 2005, respectively, and 73 million and 123 million shares have been excluded for the six month periods ended July 29, 2005 and July 30, 2004, respectively.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended July 29, 2005 and July 30, 2004:

	Three Months Ended		Six Months Ended

	July 29,	July 30,	July 29,	July 30,
	2005	2004	2005	2004

	(in millions, except per share amounts)
Numerator:
Net income	$1,020	$799	$1,954	$1,530
Denominator:
Weighted average shares outstanding:
Basic	2,418	2,518	2,437	2,529
Employee stock options and other	60	56	60	54

Diluted	2,478	2,574	2,497	2,583

Earnings per common share:
Basic	$0.42	$0.32	$0.80	$0.61
Diluted	$0.41	$0.31	$0.78	$0.59
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
The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended July 29, 2005 and July 30, 2004, and illustrates the effect on net income and earnings per share as if Dell had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. As the relatively larger stock option awards granted in prior years fully vest, Dell expects that its stock-based compensation expense will decline beginning in the second half of fiscal 2006.

	Three Months Ended		Six Months Ended

	July 29,	July 30,	July 29,	July 30,
	2005	2004	2005	2004

	(in millions, except per share amounts)
Net income	$1,020	$799	$1,954	$1,530
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	201	205	414	407

Net income — pro forma	$819	$594	$1,540	$1,123

Earnings per common share:
Basic — as reported	$0.42	$0.32	$0.80	$0.61
Basic — pro forma	$0.34	$0.24	$0.63	$0.44
Diluted — as reported	$0.41	$0.31	$0.78	$0.59
Diluted — pro forma	$0.33	$0.23	$0.62	$0.44

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 4 —	COMPREHENSIVE INCOME
Dell’s comprehensive income is comprised of net income, foreign currency translation adjustments, unrealized gains and losses on derivative financial instruments related to foreign currency hedging, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three and six month periods ended July 29, 2005 and July 30, 2004 was as follows:

	Three Months Ended		Six Months Ended

	July 29,	July 30,	July 29,	July 30,
	2005	2004	2005	2004

	(in millions)
Comprehensive income:
Net income	$1,020	$799	$1,954	$1,530
Unrealized gains (losses) on foreign currency hedging instruments, net of taxes	97	(50)	105	64
Unrealized losses on marketable securities, net of taxes	(8)	(16)	(19)	(49)
Foreign currency translation	(3)	—	(2)	(3)

Total comprehensive income, net of taxes	$1,106	$733	$2,038	$1,542

NOTE 5 —	AGGREGATE DEFERRED REVENUE AND WARRANTY LIABILITY
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

	Six Months Ended

	July 29,	July 30,
	2005	2004

	(in millions)
Aggregate deferred revenue and warranty liability at beginning of period	$3,594	$2,694
Revenue deferred and costs accrued for new warranties	1,942	1,480
Service obligations honored	(741)	(557)
Amortization of deferred revenue	(889)	(585)

Aggregate deferred revenue and warranty liability at end of period	$3,906	$3,032

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 6 —	DELL FINANCIAL SERVICES
Dell is currently a partner in Dell Financial Services L.P. (“DFS”), a joint venture with CIT Group Inc. (“CIT”). In general, DFS originates customer financing transactions through either loan or lease financing. Dell recognized revenue from the sale of products pursuant to loan and lease financing transactions made by DFS of $1.4 billion and $1.2 billion during the three month periods ended July 29, 2005 and July 30, 2004, respectively, and $2.9 billion and $2.5 billion for the six month periods ended July 29, 2005 and July 30, 2004, respectively.
Dell currently owns a 70% equity interest in DFS and began consolidating DFS’s financial results during fiscal 2004. CIT’s equity ownership in the net assets of DFS was $13 million as of July 29, 2005 and January 28, 2005, which is recorded as minority interest and included in other non-current liabilities.
Dell has the option to purchase CIT’s 30% interest in DFS in February 2008 for an approximate purchase price ranging from $100 million to $345 million, depending on DFS’s profitability. If Dell does not exercise this purchase option, Dell is obligated to purchase CIT’s 30% interest upon the occurrence of certain termination events, or expiration of the joint venture on January 29, 2010 for an approximate purchase price ranging from $100 million to $345 million.
During the fourth quarter of fiscal 2005, DFS began selling loan and lease receivables to Dell on the same terms and conditions as sold to CIT. Dell’s purchase of these assets allows Dell to retain a greater portion of the assets’ future earnings. In fiscal 2006, Dell has the right to purchase 25% of the transactions funded through DFS. The percentage of transactions that Dell may purchase increases in future years. During the six month period ended July 29, 2005, Dell sold $198 million of the $243 million loan and lease finance receivables purchased from DFS to unconsolidated qualifying special purpose entities that are wholly-owned by Dell. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from those of Dell. The sole purpose of the qualifying special purpose entities is to facilitate the funding of purchased receivables in the capital markets. The qualifying special purpose entities have entered into financing arrangements with two multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.
Dell is dependent upon DFS to provide financing for a significant number of customers who elect to finance Dell products. DFS is primarily dependent upon CIT to access the capital markets to provide funding for these transactions. DFS maintains residual credit facilities with CIT, which provide DFS with a funding capacity of up to $1.0 billion. As of July 29, 2005 and January 28, 2005, outstanding advances under this residual facility totaled $144 million and $158 million, respectively, and are included in other current and non-current liabilities. If CIT were unable to access the capital markets, Dell would be required to find additional alternative sources of financing for its customers or self-finance these activities.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 7 —	SEGMENT INFORMATION
Dell conducts operations worldwide and is managed in three geographic segments: the Americas, Europe, and Asia Pacific-Japan regions. The Americas region, which is based in Round Rock, Texas, covers the U.S., Canada, and Latin America. Within the Americas, Dell is further segmented into Business and U.S. Consumer. The Americas Business segment includes sales to corporate, government, healthcare, education, and small and medium business customers, while the U.S. Consumer segment includes sales primarily to individual consumers. The European region, which is based in Bracknell, England, covers Europe, the Middle East, and Africa. The Asia Pacific-Japan region covers Asia and the Pacific Rim, including Australia and New Zealand, and is based in Singapore.
The accounting policies of Dell’s reportable segments are the same as those described in the summary of significant accounting policies in its Annual Report on Form 10-K for the fiscal year ended January 28, 2005. Dell allocates resources to and evaluates the performance of its segments based on operating income. Corporate expenses are included in Dell’s measure of segment operating income for management reporting purposes. The table below presents information about Dell’s reportable segments for the three and six month periods ended July 29, 2005 and July 30, 2004:

	Three Months Ended		Six Months Ended

	July 29,	July 30,	July 29,	July 30,
	2005	2004	2005	2004

	(in millions)
Net revenue:
Americas:
Business	$7,179	$6,404	$13,795	$12,162
U.S. Consumer	1,691	1,567	3,636	3,305

Total Americas	8,870	7,971	17,431	15,467
Europe	2,921	2,416	6,092	5,069
Asia Pacific-Japan	1,637	1,319	3,291	2,710

Total net revenue	$13,428	$11,706	$26,814	$23,246

Operating income:
Americas:
Business	$762	$642	$1,422	$1,207
U.S. Consumer	97	87	242	183

Total Americas	859	729	1,664	1,390
Europe	191	172	427	370
Asia Pacific-Japan	123	105	256	212

Total operating income	$1,173	$1,006	$2,347	$1,972

NOTE 8 —	INCOME TAXES
On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. Among other items, the Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at a tax rate of 5.25%, versus the U.S. federal statutory rate of 35%. In the fourth quarter of fiscal 2005, Dell recorded an initial estimated income tax charge of $280 million based on the decision to repatriate $4.1 billion of foreign earnings. This tax charge included an amount relating to a drafting oversight that Congressional leaders expected to correct in calendar year 2005. On May 10, 2005, the Department of Treasury issued further guidance that addressed the drafting oversight. In the second quarter of fiscal 2006, Dell reduced its original estimate of the tax charge by $85 million as a result of the guidance issued by the Treasury Department.
As of July 29, 2005, Dell has repatriated approximately one half of the expected $4.1 billion in foreign earnings. The repatriation is required to be completed by the end of fiscal 2006. The statements of income for the three and six month periods ended July 29, 2005 include a provision for income taxes of $214 million and $513 million, respectively, which is net of the $85 million tax expense reduction noted above.

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
All percentage amounts and ratios were calculated using the underlying data in thousands. Unless otherwise noted, all references to industry share and total industry growth data are for personal computers (including desktops, notebooks, and x86 servers), and are based on information provided by IDC Worldwide PC Tracker, August 15, 2005. Share data is for the calendar quarter, and all Dell growth rates are on a year-over-year basis. Unless otherwise noted, all references to time periods refer to Dell fiscal periods.
Executive Overview

Our Company
We are a leading global diversified technology provider, focused on providing custom solutions and the best customer experience in the industry. Through our direct business model, we design, develop, manufacture, market, sell, and support a broad range of information technology systems and services that are uniquely designed to satisfy specific customer requirements. Our direct model begins and ends with our customers. We believe in entering the market quickly with new and relevant technology to meet changing customer needs, building each system to order, providing expert services tailored to differing customer needs, and maintaining low levels of inventory and capital investment. The unique strengths of our direct model facilitate our consistent delivery of profitability and strong performances across our business segments.

Technology Industry
Our operating environment remains competitive. Recent reports indicate economic growth in both the United States and worldwide is recovering at a measured pace. Despite higher energy prices, technology spending is reported to have stabilized during the quarter with labor market conditions also improving. We believe the overall market is healthy particularly in our international regions. During the second quarter of fiscal 2006 (the three month period ended July 29, 2005) we achieved share gains across all regions.

Second Quarter Performance Highlights

Share position	•	We shipped an industry record 9.1 million units, expanding our number one worldwide PC share position by almost one point to 18.9%.

Revenue	•	Revenue increased 15% year-over-year to $13.4 billion, with unit shipments up 25% year-over-year.

Operating Income	•	Operating income increased 17% to $1.2 billion for the quarter, or 8.7% of revenue, up from $1.0 billion and 8.6% of revenue in the second quarter of fiscal 2005.

Earnings	•	Earnings per share increased 32% to $0.41 for the quarter. Earnings for the quarter include the impact of an $85 million ($0.03 per share) tax benefit related to a revised estimate of taxes on repatriation of earnings under the American Jobs Creation Act of 2004. See Note 8, “Income Taxes” for further discussion.

Share Repurchases	•	We spent $1.8 billion to repurchase almost 47 million shares in the second quarter of fiscal 2006.

Future Outlook
We will continue to invest resources to support our worldwide expansion efforts, while focusing on the faster growing and more profitable areas of the industry. Over time, we anticipate our international revenues will comprise an increasing percentage of the consolidated total. We continue to build infrastructure, including additional call centers and production capacity, to meet increases in demand. We expect to fund these investments with our strong operating cash flows.

Results of Operations
The following table summarizes the results of our operations for the three and six month periods ended July 29, 2005 and July 30, 2004:

	Three Months Ended				Six Months Ended

	July 29, 2005		July 30, 2004		July 29, 2005		July 30, 2004

		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

	(in millions, except per share amounts and percentages)
Revenue	$13,428	100.0%	$11,706	100.0%	$26,814	100.0%	$23,246	100.0%
Gross margin	2,499	18.6%	2,134	18.2%	4,990	18.6%	4,207	18.1%
Operating expenses	1,326	9.9%	1,128	9.6%	2,643	9.9%	2,235	9.6%
Operating income	1,173	8.7%	1,006	8.6%	2,347	8.8%	1,972	8.5%
Net income	1,020	7.6%	799	6.8%	1,954	7.3%	1,530	6.6%
Earnings per share — diluted	$0.41	N/A	$0.31	N/A	$0.78	N/A	$0.59	N/A

Consolidated Revenue
In both the three and six month periods ended July 29, 2005, we grew revenue across all regions and product categories over the prior year periods. However, revenue growth was moderated by weaker performance in our U.S. federal government and U.S. Consumer businesses, as well as, declines in average selling prices during the second quarter and first six months of fiscal 2006. Revenue outside the U.S. comprised 39% of consolidated revenue for the second quarter of fiscal 2006 compared to 37% for the same period last year. For the six months ended July 29, 2005, revenue outside the U.S. represented 41% of the consolidated revenue compared to 38% in the prior year six month period. We produced 24% and 22% year-over-year growth for the second quarter and first six months of fiscal 2006, respectively, in our international revenue and experienced growth across all product categories for both periods.

Revenues by Segment
We conduct operations worldwide and manage our business in three geographic segments: the Americas, Europe, and Asia Pacific-Japan regions. The Americas region covers the U.S., Canada, and Latin America. Within the Americas, we are further divided into Business and U.S. Consumer segments. The Americas Business segment includes sales to corporate, government, healthcare, education, and small and medium business customers, while the U.S. Consumer segment includes sales primarily to individual consumers. The Europe region covers Europe, the Middle East, and Africa (“EMEA”). The Asia Pacific-Japan (“APJ”) region covers Asia and the Pacific Rim, including Australia and New Zealand.

The following table summarizes our revenue by segment:

	Three Months Ended				Six Months Ended

	July 29, 2005		July 30, 2004		July 29, 2005		July 30, 2004

		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

	(in millions, except percentages)
Revenue:
Americas:
Business	$7,179	53.5%	$6,404	54.7%	$13,795	51.4%	$12,162	52.3%
U.S. Consumer	1,691	12.6%	1,567	13.4%	3,636	13.6%	3,305	14.2%

Total Americas	8,870	66.1%	7,971	68.1%	17,431	65.0%	15,467	66.5%
EMEA	2,921	21.7%	2,416	20.6%	6,092	22.7%	5,069	21.8%
APJ	1,637	12.2%	1,319	11.3%	3,291	12.3%	2,710	11.7%

Total revenue	$13,428	100.0%	$11,706	100.0%	$26,814	100.0%	$23,246	100.0%

•	Americas — Americas’ revenues increased 11% for the three month period and 13% for the six month period ended July 29, 2005. This increase includes a 12% and 13% growth in our Americas Business (“Business”) segment for the second quarter and first six months of fiscal 2006, respectively, and 8% and 10% growth in our U.S. Consumer segment during the same periods.

•	Business — For both the three and six month periods in fiscal 2006, there was strong performance in small and medium business, Americas International and in our education business that drove the majority of the increase in revenue. Our federal business experienced weak demand for both the quarter and first six months of fiscal 2006, resulting in a decline in revenue from the same periods last year. This weakness in our federal business is expected to continue into the next quarter. Americas International produced strong revenue growth of 34% and 33% year-over-year for the second quarter and first six months of fiscal 2006.

•	U.S. Consumer — As notebooks become more affordable, we continue to see a positive shift to mobility products in U.S. Consumer and our other segments. U.S. Consumer revenue growth in the second quarter of 8% was less than the first quarter of fiscal 2006 due to slower desktop growth and overall competitive price pressure.

•	EMEA — EMEA revenue grew 21% for the quarter and 20% for the six month period ended July 29, 2005. In both the second quarter and first half of fiscal 2006, revenue growth occurred primarily in the United Kingdom, France, and Germany. Mobility revenues were strong, as well as enhanced services and software and peripherals revenues.

•	APJ — Year-over-year net revenue growth during the second quarter and first six months of fiscal 2006 was 24% and 21%, respectively. Over half of the segment’s revenue growth came from Japan and China. India, South Korea and Malaysia produced year-over-year growth at a higher rate than the overall region for the second quarter and first six months of fiscal 2006. Driving the growth were increases in mobility, enhanced services, and software and peripherals.

Revenues by Product and Services Categories
Beginning the first quarter of fiscal 2006 we began providing new supplemental revenue reporting by product and services categories as illustrated in the following table:

	Three Months Ended				Six Months Ended

	July 29, 2005		July 30, 2004		July 29, 2005		July 30, 2004

		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

	(in billions, except percentages)
Revenue:
Desktop PCs	$5.1	37%	$5.0	42%	$10.4	39%	$10.0	43%
Mobility	3.4	26%	2.9	25%	6.7	25%	5.6	24%
Software & Peripherals	2.0	15%	1.5	13%	4.0	15%	3.0	13%
Servers & Networking	1.3	10%	1.2	10%	2.6	10%	2.4	10%
Enhanced Services	1.2	9%	0.8	7%	2.3	8%	1.6	7%
Storage	0.4	3%	0.3	3%	0.8	3%	0.6	3%

Total revenue	$13.4	100%	$11.7	100%	$26.8	100%	$23.2	100%

•	Desktop PCs — Revenue from sales of desktop PCs, consisting of OptiPlextm and Dimensiontm desktop computer systems, and Dell’s Precisiontm desktop workstations, grew 2% on unit growth of 17% year-over-year for the second quarter and 4% on unit growth of 15% year-over-year for the first six months of fiscal 2006. While desktop sales continue to grow, business and consumer demand continues to shift toward mobility products as notebook computers become more affordable.

•	Mobility — Revenue from mobility products, consisting of Dell Latitudetm and Inspirontm notebooks, Dell Precisiontm mobile workstations, Dell DJtm, and Dell Aximtm, grew by 20% on unit growth of 47% year-over-year for the second quarter and 21% on unit growth of 43% year-over-year for the first six months of fiscal 2006. As notebooks become more affordable and wireless products become standardized, demand for our mobility products continues to accelerate.

•	Software & Peripherals — Revenue from sales of software and peripherals (“S&P”) consists of Dell-branded printers, monitors (not sold with systems), plasma and LCD televisions, projectors, and a multitude of competitively priced third-party printers, software, digital cameras and other products. This revenue grew 35% year-over-year for the second quarter and 32% year-over-year for the first six months of fiscal 2006 led by digital displays and imaging and printing products. We generated increased demand across all S&P product categories, including our newer TV and printer products. Printer units were up 77% year-over-year for the second quarter and we shipped our ten millionth printer in July.

•	Servers & Networking — Revenue from sales of servers and networking products, consisting of our standards-based PowerEdgetm line of network hardware and PowerConnecttm networking solutions, grew 9% on unit growth of 25% year-over-year for the second quarter and grew 10% on unit growth of 25% year-over-year for the first six months of fiscal 2006. Servers and networking remains a strategic focus area. We competitively price our server products to facilitate additional sales of storage products and higher margin enhanced services. As a result, for the second quarter of fiscal 2006, we grew the enhanced services revenue related to enterprise by 55% year-over-year.

•	Enhanced Services — Enhanced services consists of a wide range of services including professional consulting, custom hardware and software integration, extended warranties, leasing and asset management, network installation and support as well as onsite services. Enhanced services revenue increased 41% and 36% year-over-year for the second quarter and first six months of fiscal 2006 to $1.2 billion and $2.3 billion, respectively. We are expanding our services offerings and capabilities globally, resulting in a 67% year-over-year growth in revenues outside the Americas for the second quarter of fiscal 2006. In addition, we increased our deferred revenue balance by $184 million over the first quarter of fiscal 2006 to $3.2 billion.

•	Storage — Revenue from sales of storage products, consisting of Dell | EMC and Dell PowerVaulttm storage devices, increased 26% and 37% year-over-year for the second quarter and first six months of fiscal 2006, respectively. We began shipping our high performance NS500G Dell | EMC network attached storage gateway in the quarter.

Gross Margin

	Three Months Ended				Six Months Ended

	July 29, 2005		July 30, 2004		July 29, 2005		July 30, 2004

		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

	(in millions, except percentages)
Revenue	$13,428	100.0%	$11,706	100.0%	$26,814	100.0%	$23,246	100.0%
Gross margin	2,499	18.6%	2,134	18.2%	4,990	18.6%	4,207	18.1%
Despite a competitive pricing environment, our gross margin as a percentage of revenue increased to 18.6% for both the second quarter and first six months of fiscal 2006, compared to 18.2% and 18.1% for the same period in fiscal 2005, respectively. Our year-over-year improvement in gross margin is due to favorable pricing on certain commodity components, higher revenue to leverage fixed production costs, and a favorable shift in product mix.
As part of our focus on improving margins, we remain committed to reducing costs in four primary areas: warranty costs, structural materials, infrastructure and sales efficiency. Cost savings initiatives include providing certain customer technical support and back-office functions from cost-effective locations as well as driving more efficient processes and tools globally. We routinely pass cost reductions to our customers to improve customer value and increase share.

Operating Expenses
The following table summarizes our operating expenses:

	Three Months Ended				Six Months Ended

	July 29, 2005		July 30, 2004		July 29, 2005		July 30, 2004

		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

	(in millions, except percentages)
Selling, general and administrative	$1,204	9.0%	$1,008	8.6%	$2,411	9.0%	$1,999	8.6%
Research, development and engineering	122	0.9%	120	1.0%	232	0.9%	236	1.0%

Total operating expenses	$1,326	9.9%	$1,128	9.6%	$2,643	9.9%	$2,235	9.6%

Selling, general and administrative — During the second quarter and first six months of fiscal 2006, selling, general and administrative expenses increased 19% and 21%, respectively, to $1.2 billion and $2.4 billion compared to $1.0 and $2.0 billion in the same periods of fiscal 2005. Costs primarily related to headcount growth drove the increase in the second quarter and first six months of fiscal 2006. We plan to continue investing in people, systems and infrastructure in relation to the global expansion of our business. Over time we expect selling, general and administrative expense as a percent of revenue to decline.
Research, development and engineering — During the second quarter and first six months of fiscal 2006, research, development and engineering expenses remained relatively consistent with the prior year periods. We manage our R&D spending by targeting those innovations and products most valuable to our customers, and by relying upon the capabilities of our strategic partners. We have obtained 1,187 U.S. patents and have applied for 837 additional U.S. patents as of July 29, 2005.

Investment and Other Income, net
Net investment and other income primarily include interest income and expense, gains and losses from the sale of investments and foreign exchange transaction gains and losses. Net investment and other income, increased to $61 million and $120 million for the second quarter and first six months of fiscal 2006, respectively, compared to $46 million and $95 million for the same periods in fiscal 2005, respectively. This increase is primarily due to an increase in investment income earned on higher average balances of cash and investments, as well as higher interest rates during the three month and six month periods of fiscal 2006 compared to fiscal 2005.

Income Taxes
On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. Among other items, the Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at a tax rate of 5.25%, versus the U.S. federal statutory rate of 35%. In the fourth quarter of fiscal 2005, we recorded an initial estimated income tax charge of $280 million based on the decision to repatriate $4.1 billion of foreign earnings. This tax charge included an amount relating to a drafting oversight that Congressional leaders expected to correct in calendar year 2005. On May 10, 2005, the Department of Treasury issued further guidance that addressed the drafting oversight. In the second quarter of fiscal 2006, we reduced our original estimate of the tax charge by $85 million as a result of guidance issued by the Treasury Department in May 2005.
As of July 29, 2005, we have repatriated approximately one half of the expected $4.1 billion in foreign earnings. The repatriation is required to be completed by the end of fiscal 2006. The statements of income for the three and six months ended July 29, 2005 include a provision for income taxes of $214 million and $513 million, respectively, which is net of the $85 million tax expense reduction noted above.
The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, and differences between the book and tax treatment of certain items. We reported an effective tax rate of 17.4% for the second quarter of fiscal 2006, as compared to 24% for the same quarter last year. For the six month periods ended July 29, 2005 and July 30, 2004, our effective rate was 20.8% and 26%, respectively. The decline in our effective tax rate is primarily due to the $85 million tax expense reduction related to the Act and regulatory guidance issued by the IRS, as well as a higher proportion of our operating profits being generated in lower foreign tax jurisdictions during the first and second quarters of fiscal 2006 as compared to a year ago.
Off-Balance Sheet Arrangements

Securitized Lending Transactions
During the second quarter of fiscal 2006, we continued to sell loan and lease receivables purchased from DFS to unconsolidated qualifying special purpose entities that are wholly-owned by Dell. See Note 6, “Dell Financial Services” for further discussion. This market-based financing structure gives us the ability to directly access the capital markets. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from those of Dell. The sole purpose of the qualifying special purpose entities is to facilitate the funding of finance receivables in the capital markets. The qualifying special purpose entities have entered into financing arrangements with two multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The funding of these loan and lease financing receivables are expected to increase with our growth, and may also include additional types of financing products.

Liquidity and Capital Commitments

Liquidity
We ended the second quarter of fiscal 2006 with $12.7 billion in cash, cash equivalents, and investments, compared to $11.8 billion at July 30, 2004. We invest a large portion of our available cash in highly liquid and highly rated government, agency, and corporate debt securities of varying maturities at the date of acquisition. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return through the full investment of available funds. The following table summarizes the results of our statement of cash flows for the six month periods ended July 29, 2005 and July 30, 2004:

	Six Months Ended

	July 29,	July 30,
	2005	2004

	(in millions)
Net cash flow provided by (used in):
Operating activities	$2,109	$1,705
Investing activities	2,710	(450)
Financing activities	(3,173)	(1,712)
Effect of exchange rate changes on cash and cash equivalents	(56)	165

Net increase (decrease) in cash and cash equivalents	$1,590	$(292)

Operating Activities — Cash provided by operating activities during the six month period ended July 29, 2005 was $2.1 billion, compared to $1.7 billion for the same period last year. Cash flows from operating activities resulted primarily from net income during both periods, which represents our principal source of cash. The year-over-year increase in operating cash flows during the six month period ended July 29, 2005 was primarily driven by an increase in net income.
Our direct model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry. The following table presents the components of our cash conversion cycle as of July 29, 2005 and January 28, 2005:

	July 29,	January 28,
	2005	2005

Days of sales outstanding(a)	33	32
Days of supply in inventory	5	4
Days in accounts payable	(76)	(73)

Cash conversion cycle	(38)	(37)

(a)	Days of sales outstanding include the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. For both periods ended July 29, 2005 and January 28, 2005, days of sales in accounts receivable and days of customer shipment not yet recognized were 30 and 3 days and 29 and 3 days, respectively.
Production materials inventory increased as compared to the fourth quarter of fiscal 2005 contributing to the growth in the average number of days in inventory as well as the increase in the days in accounts payable.
We defer the cost of revenue associated with customer shipments not yet recognized as revenue until they are delivered. These deferred costs are included in our reported days of sales outstanding because we believe it presents a more accurate presentation of our days of sales outstanding and cash conversion cycle. These deferred costs are recorded in other current assets and totaled $426 million and $430 million as of July 29, 2005 and January 28, 2005, respectively.

Investing Activities — Cash provided by investing activities for the six month period ended July 29, 2005 was $2.7 billion, compared to cash used in investing activities of $450 million for the same period last year. Cash provided by and used in investing activities principally consists of net maturities and sales or purchases of investments and capital expenditures for property, plant and equipment. During the six month period ended July 29, 2005, we re-invested a lower amount of proceeds from maturities and sales of investments to build liquidity for share repurchases, which totaled $3.8 billion for the first six month period of fiscal 2006 as compared to $2.0 billion to the same period last year.
Financing Activities — Cash used in financing activities during the six month period ended July 29, 2005 was $3.2 billion, compared to $1.7 billion during the same period last year. Financing activities primarily consist of the repurchase of our common stock, partially offset by proceeds from the issuance of common stock under employee stock plans and other items. The year-over-year increase in cash used in financing activities is due primarily to the increase in share repurchases of 97 million shares at an aggregate cost of $3.8 billion during the six month period ended July 29, 2005, compared to 59 million shares at an aggregate cost of $2.0 billion in the same period last year.
We typically generate annual cash flows from operating activities in amounts greater than net income, driven mainly by our efficient cash conversion cycle, the growth in accrued service liabilities and noncash depreciation and amortization expenses. We currently believe that our fiscal 2006 cash flows from operations will exceed net income and be more than sufficient to support our operations and capital requirements. We currently anticipate that we will continue to utilize our strong liquidity and cash flows from operations to repurchase our common stock, make capital investments, and fund DFS’s operations.

Capital Commitments
Share Repurchases — We have a share repurchase program that authorizes us to purchase common stock to return cash to stockholders and manage dilution resulting from shares issued under our employee stock plans. The number of authorized shares available for repurchase is 1.5 billion and the aggregate dollar amount authorized to be spent is $30 billion. We expect to repurchase shares of common stock through a systematic program of open market purchases. During the three and six month periods ended July 29, 2005, we repurchased 47 and 97 million shares, respectively, at an aggregate cost of $1.8 and $3.8 billion. See “Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.” We evaluate our share repurchase program quarterly and expect future share repurchases during the third quarter of fiscal 2006 to be at least $1.2 billion.
Capital Expenditures — We spent approximately $347 million on property, plant, and equipment during the six month period ended July 29, 2005. Product demand and mix, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Capital expenditures for all of fiscal 2006 are currently expected to be approximately $800 million.
Restricted Cash — Pursuant to the joint venture agreement between Dell and CIT, Dell is required to maintain certain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to our private label credit card and deferred servicing revenue. Accordingly, $491 million and $438 million in restricted cash is included in other current assets as of July 29, 2005 and January 28, 2005, respectively.

Contractual Cash Obligations
Operating Leases — We lease property and equipment, manufacturing facilities, and office space under non-cancelable leases. Certain leases obligate us to pay taxes, maintenance, and repair costs. Our future operating lease commitments increased from $257 million at January 28, 2005 to $285 million at July 29, 2005.
Purchase Obligations — Our purchase obligations increased from $107 million at January 28, 2005 to approximately $199 million at July 29, 2005, largely due to commitments entered into in connection with the construction of our new North Carolina manufacturing facility.

New Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123(R), we must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption.
In April 2005, the Securities Exchange Commission (“SEC”) amended Rule 401(a) of Regulation S-X to delay the effective date for compliance with SFAS No. 123(R). Based on the amended rule, we are required to adopt SFAS No. 123(R) beginning with our fiscal year 2007. We are evaluating the requirements of SFAS No. 123(R) and expect the adoption of SFAS No. 123(R) will have a material effect on our results of operations and earnings per share. We have not yet determined our method of adoption of SFAS No. 123(R). See Note 3, “Earnings Per Common Share and Pro Forma Effects of Stock-Based Compensation” for the impact on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123.
Factors Affecting Dell’s Business and Prospects
There are many factors that affect our business and the results of our operations, some of which are beyond our control. Actual results in future periods could differ materially from those projected in our forward-looking statements because of a number of risks and uncertainties, including general economic, business and industry conditions; the level and intensity of competition in the technology industry and the pricing pressures that have resulted; local economic and labor conditions, political instability, unexpected regulatory changes, trade protection measures, changes in tax laws; fluctuations in foreign currency exchange rates; the ability to accurately predict product, customer and geographic sales mix; the ability to timely and effectively manage periodic product transitions; reliance on third-party suppliers for product components, including dependence on several single-source supplier relationships; the failure to attract and retain qualified personnel; the ability to effectively manage operating costs; the level of demand for the products and services we offer; the ability to manage inventory levels to minimize excess inventory, declining inventory values and obsolescence; and the effect of armed hostilities, terrorism, natural disasters and public health issues on the global economy generally, on the level of demand for our products and services and on our ability to manage our supply and delivery logistics in such an environment. For a discussion of these and other factors affecting our business and prospects, see “Item 1 — Business — Factors Affecting Dell’s Business and Prospects” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2005.

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
Changes in Internal Control Over Financial Reporting — Dell’s management, with the participation of Dell’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Dell’s internal control over financial reporting occurred during the second quarter of fiscal 2006. Based on that evaluation, management concluded that there has been no change in Dell’s internal control over financial reporting during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, Dell’s internal control over financial reporting.

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
Dell has a share repurchase program that authorizes it to purchase shares of common stock in order to both distribute cash to stockholders and manage dilution resulting from shares issued under Dell’s equity compensation plans. As of July 29, 2005, Dell’s share repurchase program authorized the purchase of up to 1.5 billion shares of common stock at an aggregate cost not to exceed $30 billion. The following are details of repurchases under this program for the period covered by this report:

			Total	Maximum
			Number of	Number of
			Shares	Shares that
			Repurchased	May Yet Be
			as Part of	Repurchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Announced
Period	Repurchased(a)	per Share	Plans	Plans

	(in millions, except average price paid per share)
Repurchases from April 30, 2005 through May 27, 2005	25	$36.96	25	252
Repurchases from May 28, 2005 through June 24, 2005	13	40.26	13	239
Repurchases from June 25, 2005 through July 29, 2005	9	40.22	9	230

Total	47	$38.46	47

(a)	All shares were purchased in open-market transactions. Dell’s share repurchase program was announced on February 20, 1996; up to 1.5 billion shares of common stock at an aggregate cost not to exceed $30 billion are currently authorized to be purchased.

ITEM 4.	Submission of Matters to a Vote of Security Holders
The annual meeting of Dell’s stockholders was held on July 15, 2005. At that meeting, the following four proposals were submitted to a vote of Dell’s stockholders:

(1)	Proposal 1 (Election of Directors) — A proposal for the election of the persons who will serve as Dell’s directors until next year’s annual meeting.

(2)	Proposal 2 (Ratification of Independent Auditor) — A proposal for the ratification of the Audit Committee’s selection of PricewaterhouseCoopers, LLP as Dell’s independent auditor for fiscal 2006.

(3)	Stockholder Proposal 1 (Majority Voting for Directors) — A proposal submitted by a Dell stockholder requesting the Board of Directors to provide that director nominees shall be elected by the affirmative vote of the majority of votes cast at an annual meeting of shareholders.

(4)	Stockholder Proposal 2 (Expensing Stock Options) — A proposal submitted by a Dell stockholder requesting the Board of Directors to establish a policy of expensing stock options.
At the close of business on the record date for the meeting (which was May 20, 2005), there were 2,422,796,290 shares of common stock outstanding and entitled to be voted at the meeting. Holders of 2,164,518,816 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy. The following table sets forth the results of the voting:

Proposal		For	Withheld

1.	Election of Directors:
	Donald J. Carty	2,119,824,650	44,694,310
	Michael S. Dell	2,128,703,965	35,814,995
	William H. Gray, III	2,116,574,895	47,944,064
	Judy C. Lewent	2,149,147,956	15,371,004
	Thomas W. Luce, III	2,040,816,488	123,702,471
	Klaus S. Luft	2,148,507,736	16,011,224
	Alex J. Mandl	2,148,736,543	15,782,417
	Michael A. Miles	2,102,703,626	61,815,334
	Samuel A. Nunn, Jr.	2,110,198,817	54,320,143
	Kevin B. Rollins	2,129,652,819	34,866,141

					Broker
		For	Against	Abstain	Non-Votes

2.	Ratification of Independent Auditor	2,110,534,768	40,935,192	13,048,999
3.	Stockholder Proposal 1 (Majority Voting For Directors)	733,366,011	1,005,941,744	20,048,610	405,162,594
4.	Stockholder Proposal 2 (Expensing Stock Options)	886,249,039	841,962,033	31,143,491	405,164,396
Proposal 1 (Election of Directors), Proposal 2 (Ratification of Independent Auditors) and Stockholder Proposal 2 (Expensing Stock Options) each received more than the number of favorable votes required for approval and were therefore duly and validly approved by the stockholders. Stockholder Proposal 1 (Majority Voting for Directors) failed to receive a sufficient number of favorable votes and, therefore, was not approved.

ITEM 6.	Exhibits
(a) Exhibits — See Index to Exhibits below.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC.

Date: September 1, 2005	/s/ Joan S. Hooper

Joan S. Hooper Vice President, Corporate Finance and Chief Accounting Officer (On behalf of the registrant and as principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.			Description of Exhibit

3.1		—	Restated Certificate of Incorporation, filed July 24, 2003 (incorporated by reference to Exhibit 3.2 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2003, Commission File No. 0-17017)
3.2		—	Restated Bylaws, as adopted on July 18, 2003 (incorporated by reference to Exhibit 3.3 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2003, Commission File No. 0-17017)
4.1		—	Rights Agreement, dated as of November 29, 1995 (incorporated by reference to Exhibit 4 of Dell’s Current Report on Form 8-K filed on November 30, 1995, Commission File No. 0-17017)
4.2		—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.5		—	Form of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.6		—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
31	.1†	—	Certification of Kevin B. Rollins, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31	.2†	—	Certification of James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	.1††	—	Certifications of Kevin B. Rollins, President and Chief Executive Officer, and James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

†	Filed herewith.

††	Furnished herewith.