Form 10-Q
period 2005-10-28
DELL INC
filed 2005-11-28
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2005

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
As of the close of business on November 25, 2005, 2,353,521,757 shares of common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
DELL INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions; unaudited)

	October 28,	January 28,
	2005	2005

ASSETS
Current assets:
Cash and cash equivalents	$6,841	$4,747
Short-term investments	2,440	5,060
Accounts receivable, net	4,860	4,414
Inventories	582	459
Other	2,841	2,217

Total current assets	17,564	16,897
Property, plant and equipment, net	1,895	1,691
Investments	2,994	4,319
Other non-current assets	421	308

Total assets	$22,874	$23,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,376	$8,895
Accrued and other	5,871	5,241

Total current liabilities	15,247	14,136
Long-term debt	504	505
Other non-current liabilities	2,302	2,089

Total liabilities	18,053	16,730

Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 2,803 and 2,769, respectively	9,185	8,195
Treasury stock, at cost: 422 and 284 shares, respectively	(16,008)	(10,758)
Retained earnings	11,734	9,174
Other comprehensive loss	(33)	(82)
Other	(57)	(44)

Total stockholders’ equity	4,821	6,485

Total liabilities and stockholders’ equity	$22,874	$23,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended

	October 28,	October 29,	October 28,	October 29,
	2005	2004	2005	2004

Revenue	$13,911	$12,502	$40,725	$35,748
Cost of revenue	11,660	10,189	33,484	29,228

Gross margin	2,251	2,313	7,241	6,520
Operating expenses:
Selling, general and administrative	1,391	1,101	3,802	3,100
Research, development and engineering	106	117	338	353

Total operating expenses	1,497	1,218	4,140	3,453

Operating income	754	1,095	3,101	3,067
Investment and other income, net	50	48	170	143

Income before income taxes	804	1,143	3,271	3,210
Income tax provision	198	297	711	834

Net income	$606	$846	$2,560	$2,376

Earnings per common share:
Basic	$0.25	$0.34	$1.06	$0.94

Diluted	$0.25	$0.33	$1.03	$0.92

Weighted average shares outstanding:
Basic	2,395	2,493	2,423	2,517
Diluted	2,435	2,546	2,476	2,572
The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended

	October 28,	October 29,
	2005	2004

Cash flows from operating activities:
Net income	$2,560	$2,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	286	243
Tax benefits from employee stock plans	153	110
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	24	(304)
Other	104	56
Changes in:
Operating working capital	(200)	726
Non-current assets and liabilities	330	285

Net cash provided by operating activities	3,257	3,492

Cash flows from investing activities:
Investments:
Purchases	(4,762)	(9,484)
Maturities and sales	8,693	9,177
Capital expenditures	(507)	(355)

Net cash provided by (used in) investing activities	3,424	(662)

Cash flows from financing activities:
Repurchase of common stock	(5,250)	(3,349)
Issuance of common stock under employee plans and other	773	447

Net cash used in financing activities	(4,477)	(2,902)

Effect of exchange rate changes on cash and cash equivalents	(110)	280

Net increase in cash and cash equivalents	2,094	208
Cash and cash equivalents at beginning of period	4,747	4,317

Cash and cash equivalents at end of period	$6,841	$4,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Dell Inc. (“Dell”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (“SEC”) in Dell’s Annual Report on Form 10-K for the fiscal year ended January 28, 2005. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries as of October 28, 2005 and January 28, 2005; and the results of its operations for the three and nine month periods ended October 28, 2005 and October 29, 2004; and its cash flows for the nine month periods ended October 28, 2005 and October 29, 2004.
NOTE 2 — INVENTORIES

	October 28,	January 28,
	2005	2005

	(in millions)
Inventories:
Production materials	$340	$228
Work-in-process	86	58
Finished goods	156	173

	$582	$459

NOTE 3 —	EARNINGS PER COMMON SHARE AND PRO FORMA EFFECTS OF STOCK-BASED COMPENSATION
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
Dell excludes equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is antidilutive to earnings per share. Accordingly, certain employee stock options totaling 162 million and 131 million shares have been excluded from the calculation of diluted weighted average shares for the third quarters of fiscal 2006 and fiscal 2005, respectively, and 103 million and 125 million shares have been excluded for the nine month periods ended October 28, 2005 and October 29, 2004, respectively.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended October 28, 2005 and October 29, 2004:

	Three Months Ended		Nine Months Ended

	October 28,	October 29,	October 28,	October 29,
	2005	2004	2005	2004

	(in millions, except per share amounts)
Numerator:
Net income	$606	$846	$2,560	$2,376
Denominator:
Weighted average shares outstanding:
Basic	2,395	2,493	2,423	2,517
Employee stock options and other	40	53	53	55

Diluted	2,435	2,546	2,476	2,572

Earnings per common share:
Basic	$0.25	$0.34	$1.06	$0.94
Diluted	$0.25	$0.33	$1.03	$0.92
Pro Forma Effects of Stock-Based Compensation — Dell currently applies the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations when accounting for its stock-based compensation plans. Under APB Opinion No. 25, when the exercise price of a fixed employee stock option equals the market price of the underlying stock on the grant date, no compensation expense is recognized. In addition, Dell applies the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation-Transition and Disclosure, in calculating pro forma net income and earnings per share. Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of freely traded options.
The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended October 28, 2005 and October 29, 2004, and illustrates the effect on net income and earnings per share as if Dell had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Nine Months Ended

	October 28,	October 29,	October 28,	October 29,
	2005	2004	2005	2004

	(in millions except per share amounts)
Net income	$606	$846	$2,560	$2,376
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	153	209	567	616

Net income — pro forma	$453	$637	$1,993	$1,760

Earnings per common share:
Basic — as reported	$0.25	$0.34	$1.06	$0.94
Basic — pro forma	$0.19	$0.26	$0.82	$0.70
Diluted — as reported	$0.25	$0.33	$1.03	$0.92
Diluted — pro forma	$0.19	$0.25	$0.81	$0.70

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 4 — COMPREHENSIVE INCOME
Dell’s comprehensive income is comprised of net income, unrealized gains and losses on derivative financial instruments related to foreign currency hedging, unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments. Comprehensive income for the three and nine month periods ended October 28, 2005 and October 29, 2004 was as follows:

	Three Months Ended		Nine Months Ended

	October 28,	October 29,	October 28,	October 29,
	2005	2004	2005	2004

	(in millions)
Comprehensive income:
Net income	$606	$846	$2,560	$2,376
Unrealized gains (losses) on foreign currency hedging instruments, net of taxes	(24)	(100)	81	(36)
Unrealized gains (losses) on marketable securities, net of taxes	(10)	35	(29)	(14)
Foreign currency translation	(1)	1	(3)	(2)

Total comprehensive income, net of taxes	$571	$782	$2,609	$2,324

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

	Nine Months Ended

	October 28,	October 29,
	2005	2004

	(in millions)
Aggregate deferred revenue and warranty liability at beginning of period	$3,594	$2,694
Revenue deferred and costs accrued for new warranties(a)	3,318	2,420
Service obligations honored	(1,191)	(846)
Amortization of deferred revenue	(1,408)	(946)

Aggregate deferred revenue and warranty liability at end of period	$4,313	$3,322

(a)	During the quarter, Dell recognized a product charge of $307 million for estimated warranty costs of servicing or replacing certain OptiPlextm systems that include a vendor part that failed to perform to Dell’s specifications. At October 28, 2005, $274 million of the accrued warranty obligation remains outstanding for servicing or replacing additional OptiPlextm systems.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 6 — DELL FINANCIAL SERVICES
Dell is currently a partner in Dell Financial Services L.P. (“DFS”), a joint venture with CIT Group Inc. (“CIT”). In general, DFS originates customer financing transactions through either loan or lease financing. Dell recognized revenue from the sale of products pursuant to loan and lease financing transactions made by DFS of $1.5 billion and $1.4 billion during the three month periods ended October 28, 2005 and October 29, 2004, respectively, and $4.6 billion and $3.9 billion for the nine month periods ended October 28, 2005 and October 29, 2004, respectively.
Dell currently owns a 70% equity interest in DFS and began consolidating DFS’s financial results during fiscal 2004. CIT’s equity ownership in the net assets of DFS was $7 million and $13 million as of October 28, 2005 and January 28, 2005, respectively, which is recorded as minority interest and included in other non-current liabilities.
Dell has the option to purchase CIT’s 30% interest in DFS in February 2008 for an approximate purchase price ranging from $100 million to $345 million depending on DFS’s profitability. If Dell does not exercise this purchase option, Dell is obligated to purchase CIT’s 30% interest upon the occurrence of certain termination events, or upon expiration of the joint venture on January 29, 2010 for an approximate purchase price ranging from $100 million to $345 million.
DFS retains a residual interest in the equipment that it leases. As of October 28, 2005, $137 million and $126 million of equipment residuals were included in other current and other non-current assets, respectively. As of January 28, 2005, $108 million and $133 million of equipment residuals were included in other current and other non-current assets, respectively. The equipment residuals are partially funded by a credit facility that DFS maintains with CIT that provides DFS with residual funding capacity of up to $1.0 billion. As of October 28, 2005 and January 28, 2005, outstanding advances under this residual facility totaled $139 million and $158 million, respectively, and were included in other current and other non-current liabilities.
Dell is dependent upon DFS to provide financing for a significant number of customers who elect to finance Dell products. DFS is dependent upon CIT to access the capital markets to provide funding for these transactions. If CIT were unable to access the capital markets, Dell would be required to find additional alternative sources of financing for its customers or self-finance these activities. During the fourth quarter of fiscal 2005, DFS began selling loan and lease receivables to Dell on the same terms and conditions as sold to CIT. Dell’s purchase of these assets allows Dell to retain a greater portion of the assets’ future earnings. In fiscal 2006, Dell has the right to purchase 25% of the transactions funded through DFS. The percentage of transactions that Dell may purchase increases in future years. Dell expects to continue to purchase loan and lease receivables in the future, and expects that the amount of Dell-funded loan and lease receivables will increase over time. Loan and lease receivables that Dell currently holds are included in other current and other non-current assets. Promotional financing receivables are included in accounts receivable.
During the nine month period ended October 28, 2005, Dell sold $253 million of the $340 million loan and lease finance receivables purchased from DFS to unconsolidated qualifying special purpose entities that are wholly-owned by Dell. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from those of Dell. The sole purpose of the qualifying special purpose entities is to facilitate the funding of purchased receivables in the capital markets. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 7 — SEGMENT INFORMATION
Dell conducts operations worldwide and is managed in three geographic segments: the Americas, Europe, and Asia Pacific-Japan regions. The Americas region, which is based in Round Rock, Texas, covers the U.S., Canada, and Latin America. Within the Americas, Dell is further segmented into Business and U.S. Consumer. The Americas Business segment includes sales to corporate, government, healthcare, education, and small and medium business customers within the Americas region, while the U.S. Consumer segment includes sales primarily to individual consumers within the U.S. The European region, which is based in Bracknell, England, covers Europe, the Middle East, and Africa. The Asia Pacific-Japan region covers Asia and the Pacific Rim, including Australia and New Zealand, and is based in Singapore.
The accounting policies of Dell’s reportable segments are the same as those described in the summary of significant accounting policies in its Annual Report on Form 10-K for the fiscal year ended January 28, 2005. Dell allocates resources to and evaluates the performance of its segments based on operating income. In the third quarter, Dell announced that it will begin consolidating the U.S. Consumer segment into the Americas Business segment to drive efficiencies. Dell expects this consolidation to be complete in the first quarter of fiscal 2007 and will change this segment reporting at that time.
The table below presents information about Dell’s reportable segments for the three and nine month periods ended October 28, 2005 and October 29, 2004:

	Three Months Ended		Nine Months Ended

	October 28,	October 29,	October 28,	October 29,
	2005	2004	2005	2004

	(in millions)
Net revenue:
Americas:
Business	$7,324	$6,644	$21,119	$18,806
U.S. Consumer	1,901	1,937	5,537	5,242

Total Americas	9,225	8,581	26,656	24,048
Europe	3,098	2,596	9,190	7,665
Asia Pacific-Japan	1,588	1,325	4,879	4,035

Total net revenue	$13,911	$12,502	$40,725	$35,748

Segment operating income:
Americas:
Business	$817	$689	$2,239	$1,896
U.S. Consumer	80	97	322	280

Total Americas	897	786	2,561	2,176
Europe	181	191	608	561
Asia Pacific-Japan	118	118	374	330

Total consolidated segment operating income	$1,196	$1,095	$3,543	$3,067

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Corporate expenses are included in Dell’s measure of segment operating income for management reporting purposes; however, certain charges totaling $442 million, incurred in the third quarter of fiscal 2006, are not allocated to the business segments. The reconciliation of segment operating results to Dell’s consolidated totals is as follows:

	Three Months Ended		Nine Months Ended

	October 28,	October 29,	October 28,	October 29,
	2005	2004	2005	2004

	(in millions)
Consolidated operating income:
Total consolidated segment operating income	$1,196	$1,095	$3,543	$3,067
Other product charges(a)	(338)	—	(338)	—
Selling, general and administrative charges(b)	(104)	—	(104)	—

Total consolidated operating income	$754	$1,095	$3,101	$3,067

(a)	Other product charges include $307 million for estimated warranty costs of servicing or replacing certain OptiPlextm systems that include a vendor part that failed to perform to Dell’s specifications, as well as additional charges for product rationalizations and workforce realignment.

(b)	Charges relate to workforce realignment expenses, primarily for severance and related costs of $50 million, cost of operating leases on office space no longer utilized of $25 million, and a write-off of goodwill of $29 million.
NOTE 8 — INCOME TAXES
On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. Among other items, the Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%, versus the U.S. federal statutory rate of 35%. In the fourth quarter of fiscal 2005, Dell recorded an initial estimated income tax charge of $280 million based on the decision to repatriate $4.1 billion of foreign earnings. This tax charge included an amount relating to a drafting oversight that Congressional leaders expected to correct in calendar year 2005. On May 10, 2005, the Department of Treasury issued further guidance that addressed the drafting oversight. In the second quarter of fiscal 2006, Dell reduced its original estimate of the tax charge by $85 million as a result of the guidance issued by the Treasury Department. As of October 28, 2005, Dell has repatriated approximately one half of the expected $4.1 billion in foreign earnings. The repatriation is required to be completed by the end of fiscal 2006.

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
All percentage amounts and ratios were calculated using the underlying data in thousands. Unless otherwise noted, all references to industry share and total industry growth data are for personal computers (including desktops, notebooks, and x86 servers), and are based on information provided by IDC Worldwide PC Tracker, November 28, 2005. Share data is for the calendar quarter, and all Dell growth rates are on a year-over-year basis. Unless otherwise noted, all references to time periods refer to Dell fiscal periods.
Executive Overview
Our Company
We are a leading global diversified technology provider, focused on providing custom solutions and the best customer experience in the industry. Through our direct business model, we design, develop, manufacture, market, sell, and support a broad range of information technology systems and services that are uniquely designed to satisfy specific customer requirements. Our direct model begins and ends with our customers. We believe in entering the market quickly with new and relevant technology to meet changing customer needs, building systems to order, providing expert services tailored to differing customer needs, and maintaining low levels of inventory and capital investment. The unique strengths of our direct model facilitate our consistent delivery of profitability and strong performances across our business segments.
Technology Industry
Our operating environment is competitive, yet our growth potential remains strong. Recent reports indicate economic growth in both the United States and worldwide is recovering at a measured pace. We believe the overall market is healthy, particularly in our international regions.
Third Quarter Performance Highlights

Share position	•	We shipped an industry record 9.2 million units, resulting in a worldwide PC share position of 17.9%.

Revenue	•	Revenue increased 11% year-over-year to $13.9 billion, with unit shipments up 15% year-over-year.

Operating Income and Earnings Per Share	•	Operating income and earnings per share declined year-over-year due to charges of $442 million primarily for warranty costs of $307 million for servicing or replacing certain OptiPlextm systems that include a vendor part that failed to perform to our specifications. This charge also included amounts for workforce realignment, product rationalizations, excess facilities, and a write-off of goodwill.

• Operating income decreased 31% to $754 million for the quarter, or 5.4% of revenue, down from $1.1 billion and 8.8% of revenue in the third quarter of fiscal 2005. Earnings per share decreased 24% to $0.25 for the quarter.

• Excluding the charges mentioned above, operating income increased 9% to $1.2 billion for the quarter, or 8.6% of revenue, up from $1.1 billion and 8.8% of revenue in the third quarter of fiscal 2005, and earnings per share increased 18% to $0.39 for the quarter (see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Additional Financial Measures for Year-Over-Year Comparison”).

Share Repurchases	•	We spent $1.4 billion to repurchase 41 million shares in the third quarter of fiscal 2006.

Results of Operations
The following table summarizes the results of our operations for the three and nine month periods ended October 28, 2005 and October 29, 2004:

	Three Months Ended				Nine Months Ended

	October 28, 2005		October 29, 2004		October 28, 2005		October 29, 2004

		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

	(in millions, except per share amounts and percentages)
Revenue	$13,911	100.0%	$12,502	100.0%	$40,725	100.0%	$35,748	100.0%
Gross margin	2,251	16.2%	2,313	18.5%	7,241	17.8%	6,520	18.2%
Operating expenses	1,497	10.8%	1,218	9.7%	4,140	10.2%	3,453	9.7%
Operating income	754	5.4%	1,095	8.8%	3,101	7.6%	3,067	8.6%
Net income	606	4.4%	846	6.8%	2,560	6.3%	2,376	6.6%
Earnings per share — diluted	$0.25	N/A	$0.33	N/A	$1.03	N/A	$0.92	N/A
Consolidated Revenue
In both the three and nine month periods ended October 28, 2005, we grew revenue across all regions and product categories over the prior year periods, other than Desktop PCs, which declined 2% in the third quarter of fiscal 2006 compared to the prior year. The decline in Desktop PC revenue reflects continuing reductions in average selling prices and an industry-wide shift to mobility products. Revenue outside the U.S. comprised 40% of consolidated revenue for the third quarter of fiscal 2006 compared to 37% for the same period last year. For the nine months ended October 28, 2005, revenue outside the U.S. represented 40% of the consolidated revenue compared to 38% in the prior year nine month period. Internationally, we produced 20% and 21% year-over-year revenue growth for the third quarter and first nine months of fiscal 2006, respectively.
Revenues by Segment
We conduct operations worldwide and manage our business in three geographic segments: the Americas, Europe, and Asia Pacific-Japan regions. The Americas region covers the U.S., Canada, and Latin America. Within the Americas, we are further divided into Business and U.S. Consumer segments. The Americas Business segment includes sales to corporate, government, healthcare, education, and small and medium business customers within the Americas region, while the U.S. Consumer segment includes sales primarily to individual consumers within the U.S. The Europe region covers Europe, the Middle East, and Africa (“EMEA”). The Asia Pacific-Japan (“APJ”) region covers Asia and the Pacific Rim, including Australia and New Zealand.

The following table summarizes our revenue by segment:

	Three Months Ended				Nine Months Ended

	October 28, 2005		October 29, 2004		October 28, 2005		October 29, 2004

		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

	(in millions, except percentages)
Revenue:
Americas:
Business	$7,324	52.6%	$6,644	53.1%	$21,119	51.8%	$18,806	52.6%
U.S. Consumer	1,901	13.7%	1,937	15.5%	5,537	13.6%	5,242	14.7%

Total Americas	9,225	66.3%	8,581	68.6%	26,656	65.4%	24,048	67.3%
EMEA	3,098	22.3%	2,596	20.8%	9,190	22.6%	7,665	21.4%
APJ	1,588	11.4%	1,325	10.6%	4,879	12.0%	4,035	11.3%

Total revenue	$13,911	100.0%	$12,502	100.0%	$40,725	100.0%	$35,748	100.0%

•	Americas — Americas’ revenues increased 8% for the third quarter and 11% for the nine month period ended October 28, 2005. This increase includes 10% and 12% growth in our Americas Business segment for the third quarter and first nine months of fiscal 2006, respectively, and a 2% decline and 6% growth in our U.S. Consumer segment during the same periods. During the quarter, we began shipping products from our third U.S. manufacturing facility located in North Carolina, opened a new customer contact facility in Oklahoma City, and expanded our small parts hub in Ohio.

•	Business — For the third quarter of fiscal 2006, there was strong performance in corporate accounts, including large and small and medium businesses. Corporate growth and Americas International drove the majority of the increase in revenue in the Americas. Our federal business experienced weak demand for the first six months of fiscal 2006, but moderate year-over-year growth in the third quarter of fiscal 2006. As a result, the federal business had only a slight decline for the nine month period ended October 28, 2005 as compared to the first nine months of fiscal 2005. Americas International produced strong revenue growth of 22% and 29% year-over-year for the third quarter and first nine months of fiscal 2006.

•	U.S. Consumer — U.S. Consumer revenue declined 2% for the third quarter of fiscal 2006, but grew 6% for the first nine months ended October 28, 2005. U.S. Consumer revenue was less than the third quarter of fiscal 2005 due to slower desktop growth and overall competitive price pressure. As notebooks become more affordable, we continue to see a positive shift to mobility products in U.S. Consumer and our other segments. In the third quarter we announced that we will begin consolidating our U.S. Consumer segment into our Americas Business segment to drive efficiencies. We expect this consolidation to be complete in the first quarter of fiscal 2007 and will change this reporting at that time.

•	EMEA — EMEA revenue grew 19% for the third quarter and 20% for the nine month period ended October 28, 2005. During the third quarter, excluding the United Kingdom, EMEA revenue grew 25%. Year-over-year revenue growth for the United Kingdom slowed to 8% and 10% for the quarter and first nine months of fiscal 2006, respectively, due to weak performance in our relationship business. All product categories in EMEA experienced growth for both the three and nine month periods ended October 28, 2005 with mobility, enhanced services and software and peripherals revenues posting strong gains.

•	APJ — Year-over-year net revenue growth during the third quarter and first nine months of fiscal 2006 was 20% and 21%, respectively. China had revenue growth of 29% on unit shipment growth of 46% year-over-year, led by home and small business. South Korea and Taiwan produced significant year-over-year growth at a higher rate than the overall region for the third quarter of fiscal 2006. Driving the growth were increases in mobility, enhanced services, and software and peripherals.

Revenues by Product and Services Categories
Beginning the first quarter of fiscal 2006 we began providing new supplemental revenue reporting by product and services categories as illustrated in the following table:

	Three Months Ended				Nine Months Ended

	October 28, 2005		October 29, 2004		October 28, 2005		October 29, 2004

		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

	(in billions, except percentages)
Revenue:
Desktop PCs	$5.1	37%	$5.2	42%	$15.5	38%	$15.2	43%
Mobility	3.6	26%	3.1	25%	10.3	25%	8.7	24%
Software & Peripherals	2.1	15%	1.7	14%	6.1	15%	4.7	13%
Servers & Networking	1.4	10%	1.2	9%	4.0	10%	3.6	10%
Enhanced Services	1.2	9%	1.0	7%	3.5	9%	2.6	7%
Storage	0.5	3%	0.3	3%	1.3	3%	0.9	3%

Total revenue	$13.9	100%	$12.5	100%	$40.7	100%	$35.7	100%

•	Desktop PCs — Revenue from sales of Desktop PCs, consisting of OptiPlextm, XPStm and Dimensiontm desktop computer systems, and Dell’s Precisiontm desktop workstations, declined 2% on unit growth of 6% year-over-year for the third quarter and increased 2% on unit growth of 12% year-over-year for the first nine months of fiscal 2006. Business and consumer demand continues to shift toward mobility products as notebook computers become more affordable.

•	Mobility — Revenue from mobility products, consisting of Dell XPStm, Latitudetm and Inspirontm notebooks, Dell Precisiontm mobile workstations, Dell DJtm, and Dell Aximtm, grew by 14% on unit growth of 38% year-over-year for the third quarter and 18% on unit growth of 41% year-over-year for the first nine months of fiscal 2006. As notebooks become more affordable and wireless products become standardized, demand for our mobility products continues to accelerate.

•	Software & Peripherals — Revenue from sales of software and peripherals (“S&P”) consists of Dell-branded printers, monitors (not sold with systems), plasma and LCD televisions, projectors, and a multitude of competitively priced third-party printers, software, digital cameras and other products. This revenue grew 25% year-over-year for the third quarter and 29% year-over-year for the first nine months of fiscal 2006 led by digital displays, as well as imaging and printing products. We experienced strong laser printer demand, driven by color lasers, for the quarter contributing to an overall 8% increase in Dell printer units. Shipments of replacement ink and toner cartridges doubled year-over-year.

•	Servers & Networking — Revenue from sales of servers and networking products, consisting of our standards-based PowerEdgetm line of network hardware and PowerConnecttm networking solutions, grew 16% on unit growth of 21% year-over-year for the third quarter and grew 12% on unit growth of 24% year-over-year for the first nine months of fiscal 2006. Servers and networking remains a strategic focus area. We competitively price our server products to facilitate additional sales of storage products and higher margin enhanced services. As a result, for the third quarter of fiscal 2006, we grew the enhanced services revenue related to enterprise products by 31% year-over-year. During the quarter we unveiled our portfolio of single, dual and four-socket PowerEdgetm servers with Intel’s Xeon® technology.

•	Enhanced Services — Enhanced services consists of a wide range of services including professional consulting, custom hardware and software integration, extended warranties, leasing and asset management, network installation and support as well as onsite services. Enhanced services revenue increased 36% year-over-year for both the three and nine month periods ended October 28, 2005, to $1.2 billion and $3.5 billion, respectively. We are expanding our services offerings and capabilities globally, resulting in a 72% year-over-year growth in revenues outside the Americas for the third quarter of fiscal 2006. In addition, we increased our deferred revenue balance by $190 million over the second quarter of fiscal 2006 to $3.4 billion.

•	Storage — Revenue from sales of storage products, consisting of Dell | EMC and Dell PowerVaulttm storage devices, increased 35% and 36% year-over-year for the third quarter and first nine months of fiscal 2006, respectively. Americas led the revenue growth in Storage with a 44% and 37% increase for the three and nine month periods ended October 28, 2005, respectively.

Gross Margin

	Three Months Ended				Nine Months Ended

	October 28, 2005		October 29, 2004		October 28, 2005		October 29, 2004

		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

	(in millions, except percentages)
Revenue	$13,911	100.0%	$12,502	100.0%	$40,725	100.0%	$35,748	100.0%
Gross margin	2,251	16.2%	2,313	18.5%	7,241	17.8%	6,520	18.2%
Our gross margin declined for the third quarter of fiscal 2006, while for the first nine months of fiscal 2006 gross margin increased in absolute dollars as compared to the same period in the prior year. Our year-over-year decline in the third quarter is due to a product charge of $338 million for estimated warranty costs of servicing or replacing certain OptiPlextm systems that include a vendor part that failed to perform to our specifications, as well as additional charges for product rationalizations and workforce realignment. These charges were offset by favorable pricing on certain commodity components, higher revenue to leverage fixed production costs, and a favorable shift in product mix as compared to the prior year periods. Gross margin percentages excluding the charges discussed above were 18.6% for both the three and nine month periods ended October 28, 2005. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Additional Financial Measures for Year-Over-Year Comparison”.
As part of our focus on improving margins, we remain committed to reducing costs in three primary areas: warranty costs, structural materials, and infrastructure. Cost savings initiatives include providing certain customer technical support and back-office functions from cost-effective locations as well as driving more efficient processes and tools globally. We routinely pass cost reductions to our customers to improve customer value and increase share.
Operating Expenses
The following table summarizes our operating expenses:

	Three Months Ended				Nine Months Ended

	October 28, 2005		October 29, 2004		October 28, 2005		October 29, 2004

		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

	(in millions, except percentages)
Selling, general and administrative	$1,391	10.0%	$1,101	8.8%	$3,802	9.4%	$3,100	8.7%
Research, development and engineering	106	0.8%	117	0.9%	338	0.8%	353	1.0%

Total operating expenses	$1,497	10.8%	$1,218	9.7%	$4,140	10.2%	$3,453	9.7%

•	Selling, general and administrative — During the third quarter and first nine months of fiscal 2006, selling, general and administrative expenses increased 26% and 23%, respectively, to $1.4 billion and $3.8 billion compared to $1.1 and $3.1 billion in the same periods of fiscal 2005. Costs primarily related to headcount growth drove the increase in the third quarter and first nine months of fiscal 2006, as well as charges of $104 million related to workforce realignment costs ($50 million), costs of operating leases on office space no longer utilized ($25 million) and a write-off of goodwill ($29 million). The goodwill relates to an acquisition in June 2002. As a result of the previously mentioned product rationalization review, we decided to discontinue the service offerings acquired with this business. Therefore, the related goodwill was deemed impaired in the third quarter of fiscal 2006. Selling, general and administrative expenses excluding the charges discussed above is $1.3 billion or 9.2% of revenue, and $3.7 billion or 9.1% of revenue, for the three and nine month periods ended October 28, 2005, respectively. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Additional Financial Measures for Year-Over-Year Comparison”.

•	Research, development and engineering — During the third quarter and first nine months of fiscal 2006, research, development and engineering expenses decreased 9% and 4%, respectively, to $106 million and $338 million compared to $117 million and $353 million in the same periods of fiscal 2005. We manage our

R&D spending by targeting those innovations and products most valuable to our customers, and by relying upon the capabilities of our strategic partners. We will continue to invest in research, development and engineering activities to support our growth and to provide for new, competitive products. We have obtained 1,225 U.S. patents and have applied for 867 additional U.S. patents as of October 28, 2005.

Investment and Other Income, net
Net investment and other income primarily include interest income and expense, gains and losses from the sale of investments and related fees, as well as foreign exchange transaction gains and losses. Net investment and other income, increased to $50 million and $170 million for the third quarter and first nine months of fiscal 2006, respectively, compared to $48 million and $143 million for the same periods in fiscal 2005, respectively. This increase is primarily due to an increase in investment income earned on fluctuating average balances of cash and investments, as well as higher interest rates during the three month and nine month periods of fiscal 2006 compared to fiscal 2005.
Income Taxes
On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. Among other items, the Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%, versus the U.S. federal statutory rate of 35%. In the fourth quarter of fiscal 2005, we recorded an initial estimated income tax charge of $280 million based on the decision to repatriate $4.1 billion of foreign earnings. This tax charge included an amount relating to a drafting oversight that Congressional leaders expected to correct in calendar year 2005. On May 10, 2005, the Department of Treasury issued further guidance that addressed the drafting oversight. In the second quarter of fiscal 2006, we reduced our original estimate of the tax charge by $85 million as a result of guidance issued by the Treasury Department. As of October 28, 2005, we have repatriated approximately one half of the expected $4.1 billion in foreign earnings. The repatriation is required to be completed by the end of fiscal 2006.
The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, and differences between the book and tax treatment of certain items. We reported an effective tax rate of approximately 25% for the third quarter of fiscal 2006, as compared to 26% for the same quarter last year. For the nine month periods ended October 28, 2005 and October 29, 2004, our effective rate was approximately 22% and 26%, respectively. The decline in our effective tax rate is primarily due to the $85 million tax expense reduction related to the Act and regulatory guidance issued by the IRS, as well as a higher proportion of our operating profits being generated in lower foreign tax jurisdictions during the first nine months of fiscal 2006 as compared to a year ago.
Off-Balance Sheet Arrangements

Securitized Lending Transactions
During the third quarter of fiscal 2006, we continued to sell loan and lease receivables purchased from DFS to unconsolidated qualifying special purpose entities that are wholly-owned by Dell. See Note 6, “Dell Financial Services” for further discussion. This market-based financing structure gives us the ability to directly access the capital markets. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from those of Dell. The sole purpose of the qualifying special purpose entities is to facilitate the funding of finance receivables in the capital markets. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. We expect to continue to purchase loan and lease receivables in the future, and expect that the amount of Dell-funded loan and lease receivables will increase over time.

Liquidity and Capital Commitments

Liquidity
We ended the third quarter of fiscal 2006 with $12.3 billion in cash, cash equivalents, and investments, compared to $12.4 billion at October 29, 2004. We invest a large portion of our available cash in highly liquid and highly rated government, agency, and corporate debt securities of varying maturities at the date of acquisition. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return through the full investment of available funds. The following table summarizes the results of our statement of cash flows for the nine month periods ended October 28, 2005 and October 29, 2004:

	Nine Months Ended

	October 28,	October 29,
	2005	2004

	(in millions)
Net cash flow provided by (used in):
Operating activities	$3,257	$3,492
Investing activities	3,424	(662)
Financing activities	(4,477)	(2,902)
Effect of exchange rate changes on cash and cash equivalents	(110)	280

Net increase in cash and cash equivalents	$2,094	$208

Operating Activities — Cash provided by operating activities during the nine month period ended October 28, 2005 was $3.3 billion, compared to $3.5 billion for the same period last year. Cash flows from operating activities resulted primarily from net income during both periods, which represents our principal source of cash. Our direct model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.
The following table presents the components of our cash conversion cycle as of October 28, 2005 and January 28, 2005:

	October 28,	January 28,
	2005	2005

Days of sales outstanding(a)	34	32
Days of supply in inventory(b)	5	4
Days in accounts payable(b)	(75)	(73)

Cash conversion cycle	(36)	(37)

(a)	Days of sales outstanding include the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. For both periods ended October 28, 2005 and January 28, 2005, days of sales in accounts receivable and days of customer shipment not yet recognized were 31 and 3 days and 29 and 3 days, respectively.

(b)	Days supply in inventory and days in accounts payable have been calculated excluding $338 million of other product charges for the period ended October 28, 2005. If these product charges were included, as of October 28, 2005, days supply in inventory would have been 4 days and days in accounts payable would have been (72) days.
Production materials inventory increased as compared to the fourth quarter of fiscal 2005 contributing to the growth in the average number of days in inventory as well as the increase in the days in accounts payable.
We defer the cost of revenue associated with customer shipments not yet recognized as revenue until they are delivered. These deferred costs are included in our reported days of sales outstanding because we believe it presents a more accurate presentation of our days of sales outstanding and cash conversion cycle. These deferred costs are recorded in other current assets and totaled $446 million and $430 million as of October 28, 2005 and January 28, 2005, respectively.
Investing Activities — Cash provided by investing activities for the nine month period ended October 28, 2005 was $3.4 billion, compared to cash used in investing activities of $662 million for the same period last year. Cash provided by and used in investing activities principally consists of net maturities and sales or purchases of investments and capital expenditures for property, plant and equipment. During the nine month period ended October 28, 2005, we re-invested a lower amount of proceeds from maturities and sales of investments to build liquidity for share repurchases, which totaled $5.3 billion for the first nine month period of fiscal 2006 as compared to $3.3 billion to the same period last year.

Financing Activities — Cash used in financing activities during the nine month period ended October 28, 2005 was $4.5 billion, compared to $2.9 billion during the same period last year. Financing activities primarily consist of the repurchase of our common stock, partially offset by proceeds from the issuance of common stock under employee stock plans and other items. The year-over-year increase in cash used in financing activities is due primarily to the increase in share repurchases of 138 million shares at an aggregate cost of $5.3 billion during the nine month period ended October 28, 2005, compared to 97 million shares at an aggregate cost of $3.3 billion in the same period last year.
We typically generate annual cash flows from operating activities in amounts greater than net income, driven mainly by our efficient cash conversion cycle, the growth in accrued service liabilities and deferred revenue, and noncash depreciation and amortization expenses. We currently believe that our fiscal 2006 cash flows from operations will exceed net income and be more than sufficient to support our operations and capital requirements. We currently anticipate that we will continue to utilize our strong liquidity and cash flows from operations to repurchase our common stock, make capital investments, and fund DFS’s operations.
Capital Commitments
Share Repurchases — We have a share repurchase program that authorizes us to purchase common stock to return cash to stockholders and manage dilution resulting from shares issued under our employee stock plans. The number of authorized shares available for repurchase is 1.5 billion and the aggregate dollar amount authorized to be spent is $30 billion. We expect to repurchase shares of common stock through a systematic program of open market purchases. During the three and nine month periods ended October 28, 2005, we repurchased 41 and 138 million shares, respectively, at an aggregate cost of over $1.4 billion and $5.3 billion. See “Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.” We evaluate our share repurchase program quarterly and expect future share repurchases during the fourth quarter of fiscal 2006 to be at least $1.7 billion.
Capital Expenditures — We spent approximately $507 million on property, plant, and equipment during the nine month period ended October 28, 2005, driven in part by the construction of our North Carolina plant. Product demand and mix, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Capital expenditures for all of fiscal 2006 are currently expected to be approximately $750 million.
Restricted Cash — Pursuant to the joint venture agreement between Dell and CIT, Dell is required to maintain certain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to our private label credit card and deferred servicing revenue. Accordingly, $497 million and $438 million in restricted cash is included in other current assets as of October 28, 2005 and January 28, 2005, respectively.
Contractual Cash Obligations
Operating Leases — We lease property and equipment, manufacturing facilities, and office space under non-cancelable leases. Certain leases obligate us to pay taxes, maintenance, and repair costs. Our future operating lease commitments increased from $257 million at January 28, 2005 to $304 million at October 28, 2005 primarily due to the expansion of our call centers.
Purchase Obligations — Our purchase obligations increased from $107 million at January 28, 2005 to approximately $365 million at October 28, 2005, largely due to commitments entered into in connection with the construction of our new North Carolina manufacturing facility and facilities in Oklahoma, Canada, Philippines and Xiamen.
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
Additional Financial Measures for Year-Over-Year Comparison
This report includes additional financial measures of gross margin, operating expenses, operating income, and earnings per share that are intended to provide a more complete understanding of our operational performance. These measures have been adjusted to exclude $442 million of third quarter charges including estimated warranty costs of servicing or replacing OptiPlextm systems, workforce realignment, product rationalizations, excess facilities and a write-off of goodwill. Management believes that these additional measures provide another basis for which year-over-year operating performance comparisons can be made. The presentation of this additional information is not meant to be a substitute for financial statements prepared in accordance with generally accepted accounting principles in the United States.
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
Changes in Internal Control Over Financial Reporting — Dell’s management, with the participation of Dell’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Dell’s internal control over financial reporting occurred during the third quarter of fiscal 2006. Based on that evaluation, management concluded that there has been no change in Dell’s internal control over financial reporting during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, Dell’s internal control over financial reporting.

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
Dell has a share repurchase program that authorizes it to purchase shares of common stock in order to both distribute cash to stockholders and manage dilution resulting from shares issued under Dell’s equity compensation plans. As of October 28, 2005, Dell’s share repurchase program authorized the purchase of up to 1.5 billion shares of common stock at an aggregate cost not to exceed $30 billion. The following are details of repurchases under this program for the period covered by this report:

			Total	Maximum
			Number of	Number of
			Shares	Shares that
			Repurchased	May Yet Be
			as Part of	Repurchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Announced
Period	Repurchased(a)	per Share	Plans	Plans

	(in millions, except average price paid per share)
Repurchases from July 30, 2005 through August 26, 2005	18	$36.76	18	212
Repurchases from August 27, 2005 through September 23, 2005	8	$34.61	8	204
Repurchases from September 24, 2005 through October 28, 2005	15	$33.06	15	189

Total	41	$34.93	41

(a)	All shares were purchased in open-market transactions. Dell’s share repurchase program was announced on February 20, 1996; up to 1.5 billion shares of common stock at an aggregate cost not to exceed $30 billion are currently authorized to be purchased.

ITEM 6.	Exhibits
(a) Exhibits — See Index to Exhibits below.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC.

Date: November 28, 2005	/s/ Joan S. Hooper

Joan S. Hooper Vice President, Corporate Finance and Chief Accounting Officer (On behalf of the registrant and as principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.			Description of Exhibit

3.1		—	Restated Certificate of Incorporation, filed July 24, 2003 (incorporated by reference to Exhibit 3.2 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2003, Commission File No. 0-17017)
3.2		—	Restated Bylaws, as adopted on July 18, 2003 (incorporated by reference to Exhibit 3.3 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2003, Commission File No. 0-17017)
4.1		—	Rights Agreement, dated as of November 29, 1995 (incorporated by reference to Exhibit 4 of Dell’s Current Report on Form 8-K filed on November 30, 1995, Commission File No. 0-17017)
4.2		—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.5		—	Form of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.6		—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
31	.1†	—	Certification of Kevin B. Rollins, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31	.2†	—	Certification of James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	.1††	—	Certifications of Kevin B. Rollins, President and Chief Executive Officer, and James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

†	Filed herewith.

††	Furnished herewith.