Form 10-K
period 2006-02-03
DELL INC
filed 2006-03-15
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 3, 2006

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
Registrant’s telephone number, including area code: (512) 338-4400
Securities registered pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.     Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☑

Approximate aggregate market value of the registrant’s common stock held by non-affiliates as of July 29, 2005, based upon the closing price reported for such date on The Nasdaq National Market	$107.3 billion
Number of shares of common stock outstanding as of March 3, 2006	2,306,994,456
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in July 2006, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

This report contains forward-looking statements that are based on Dell’s current expectations. Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties. For a discussion of risk factors affecting Dell’s business and prospects, see “Item 1A — Risk Factors.”
All percentage amounts and ratios were calculated using the underlying data in thousands. Unless otherwise noted, all references to industry share and total industry growth data are for personal computers (including desktops, notebooks and x86 servers), and are based upon information provided by IDC Worldwide PC, Printer, and MFP Trackers, March 2006. Share data is for the full calendar year and all Dell growth rates are on a fiscal year-over-year basis. Unless otherwise noted, all references to time periods refer to Dell fiscal periods.
PART I
ITEM 1 — BUSINESS
General
Dell Inc., with fiscal 2006 net revenue of $55.9 billion, is a premier provider of products and services worldwide that enable customers to build their information technology and Internet infrastructures. Dell offers a broad range of product categories, including desktop computer systems, mobility products, software and peripherals, servers and networking products, enhanced services, and storage products. During calendar 2005, Dell was the number one supplier of personal computer systems worldwide as well as in the United States. Dell’s global market leadership is the result of a persistent focus on delivering the best possible customer experience by selling products and services directly to customers.
Dell, a Delaware corporation, was founded in 1984 by Michael Dell on a simple concept: by selling computer systems directly to customers, Dell could best understand their needs and efficiently provide the most effective computing solutions to meet those needs. Dell is based in Round Rock, Texas, and conducts operations worldwide through its subsidiaries. Unless otherwise specified, references to Dell include its consolidated subsidiaries. Dell operates principally in one industry and is managed in three geographic segments: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific-Japan (“APJ”). See “Item 1 — Business — Geographic Areas of Operations.”
Business Strategy
Dell’s business strategy combines its direct customer model with a highly efficient manufacturing and supply chain management organization and an emphasis on standards-based technologies. This strategy enables Dell to provide customers with superior value; high-quality, relevant technology; customized systems; superior service and support; and products and services that are easy to buy and use. The key tenets of Dell’s business strategy are:

•	A direct relationship is the most efficient path to the customer. A direct customer relationship, also referred to as Dell’s “direct business model,” eliminates wholesale and retail dealers that add unnecessary time and cost or diminish Dell’s understanding of customer expectations. As a result, Dell is able to offer customers superior value by avoiding expenditures associated with the retail channel such as higher inventory carrying costs, obsolescence associated with technology products, and retail mark-ups. In addition, direct customer relationships provide a constant flow of information about customers’ plans and requirements and enable Dell to continually refine its product offerings. At www.dell.com, customers may review, configure, and price systems within Dell’s entire product line; order systems online; and track orders from manufacturing through shipping.

•	Customers can purchase custom-built products and custom-tailored services. Dell believes the direct business model is the most effective model for providing solutions that address customer needs. In addition, Dell’s flexible, build-to-order manufacturing process enables Dell to turn over inventory every five days on average, and reduce inventory levels. This allows Dell to rapidly introduce the latest relevant technology more quickly than companies with slow-moving, indirect distribution channels, and to rapidly pass on component cost savings directly to customers.

•	Dell is a low-cost leader. Dell’s highly efficient supply chain management and manufacturing organization, efficient direct business model, and concentration on standards-based technologies allow Dell to maintain one of the lowest cost structures among its major competitors and to pass those savings to its customers. Dell’s relentless focus on reducing its costs allows it to consistently provide customers with superior value.

•	Dell provides a single point of accountability for its customers. Dell recognizes that as technology needs become more complex, it becomes more challenging for customers to efficiently address their information technology needs. Dell therefore strives to be the single point of accountability for customers with complex technological challenges. Dell offers an array of services designed to provide customers the ability to maximize system performance, efficiency, and return on investment.

•	Non-proprietary standards-based technologies deliver the best value to customers. Dell believes that non-proprietary standards-based technologies are critical to providing customers with relevant, high-value products and services. Focusing on standards gives customers the benefit of extensive research and development from Dell and its entire supply chain, rather than a single company. Unlike proprietary technologies, standards provide customers with flexibility and choice while allowing their purchasing decisions to be based on performance, cost, and customer service.
Product Development
Dell is focused on developing standards-based technologies that incorporate highly desirable features and capabilities at competitive prices. Management believes that Dell employs a unique and inherently better collaborative approach to product design and development. With direct customer input, Dell’s engineers work with a global network of technology companies to architect new system designs, influence the direction of future development, and integrate new technologies into Dell’s products. This collaborative approach enables Dell to quickly and efficiently deliver new products and services to the market. Dell’s research, development, and engineering expenses were approximately $460 million for fiscal 2006, 2005 and 2004.
Products and Services
Dell designs, develops, manufactures, markets, sells, and supports a wide range of products that are customized to individual customer requirements. Dell’s product categories include desktop computer systems, mobility products, software and peripherals, servers and networking products, and storage products. In addition, Dell offers a wide range of enhanced services. For revenue by product and services categories, see “Revenues by Product and Services Categories” in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 9 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data”.

•	Desktop PCs. Dell offers Dell XPStm, OptiPlextm, and Dimensiontm desktop computer systems, and Dell Precisiontm desktop workstations.

-	Desktop Computer Systems. Dell customers can select from three lines of desktop computer systems. The OptiPlextm line is designed to help business, government, and institutional customers manage their total cost of ownership by offering stability, security, and managed product transitions. The Dimensiontm line is designed for small businesses and home users requiring the latest features for their productivity and entertainment needs. In fiscal 2006, Dell further expanded the XPStm line targeted at customers who require the highest performance gaming or entertainment experience available. Dell ranked number one in the U.S. and worldwide in desktop shipments in calendar 2005.

-	Workstations. Dell Precisiontm workstations are intended for professional users who demand exceptional performance from hardware platforms certified to run sophisticated applications, such as three-dimensional computer-aided design, digital content creation, geographic information systems, computer animation, software development, and financial analysis. In calendar 2005, Dell held the number one position in the U.S. and worldwide for branded workstation unit shipments.

•	Mobility. Dell offers Dell XPStm, Latitudetm and Inspirontm notebooks, Dell Precisiontm mobile workstations, Dell MP3 players, and Dell Aximtm handhelds.

-	Notebook Computers. Dell offers three lines of notebook computer systems. In fiscal 2006, Dell further expanded the XPStm line targeted at customers who require the highest performance gaming or entertainment experience available. The Latitudetm line is designed to help business, government, and institutional customers manage their total cost of ownership through managed product lifecycles and the latest offerings in performance, security, and communications. The Inspirontm line is targeted at consumers and small businesses desiring the latest technology in a range of form factors to meet different usage needs. Dell ranked number one in the U.S. and worldwide in notebook computer shipments in calendar 2005.

•	Software and Peripherals. Dell offers Dell-branded printers and displays, projectors, and a multitude of competitively priced third-party peripheral products, a wide range of software titles, notebook accessories, networking and wireless products, digital cameras, power adapters, scanners, and other products.

-	Software. Dell sells a wide range of third-party software products, including operating systems, business and office applications, anti-virus and related security software, entertainment software, and products in various other categories.

-	Printers. Dell offers a wide array of Dell-branded printers, ranging from photo, ink-jet and laser printers for consumers to large multifunction lasers for corporate workgroups. The Dell printer product line is focused on making printing easier to buy, own, and use. All Dell printers feature the Dell Ink Management Systemtm or Dell Toner Management Systemtm, which simplifies the purchasing process for supplies by displaying ink or toner levels on the status window during every print job and proactively prompting users to order replacement cartridges directly from Dell. During fiscal 2006, Dell shipped more than 6.3 million Dell-branded printers.

-	Displays. Dell offers a full line of display products including CRT monitors, flat panel monitors, projectors, and plasma and LCD TVs. In fiscal 2006, Dell continued its leadership position in the flat panel monitor category with the introductions of new 24 and 30-inch wide sizes. The Dell projector line was expanded with the introductions of the 3400MP Ultra-Mobile Projector and the 5100MP SXGA+ resolution projector. The Dell TV product line continued to grow in fiscal 2006 and now offers high definition or high definition ready LCD TVs in 23, 26, 32 and 37-inch sizes and plasma TVs in 42 and 50-inch sizes.

•	Servers & Networking. Dell provides customers with standards-based PowerEdgetm line of network server hardware and PowerConnecttm networking solutions.

-	Servers. Dell’s standards-based PowerEdgetm line of servers is designed to provide customers affordable performance, reliability, and scalability. Options include high performance rack, blade, and tower servers for enterprise customers and aggressively priced tower servers for small organizations and networks. Dell ranks number one in the U.S. and number two worldwide in shipments of x86 servers (based on standard Intel architecture). During calendar 2005, Dell maintained its number two position in the category.

-	Networking Products. Dell’s PowerConnecttm switches connect computers and servers in small- to medium-sized networks. PowerConnect products offer customers enterprise-class features and reliability at a low cost.

•	Storage. Dell delivers a comprehensive portfolio of storage solutions with services, including DellIEMC and Dell’s PowerVaulttm lines of storage devices to help customers address today’s most significant challenges — growth, backup and compliance. To meet customer’s mission-critical requirements, Dell offers a broad range of cost-effective tape backup products, direct attached storage, network attached storage, and storage area networks. Total storage revenue grew 38% during fiscal 2006 and continues to be supported by Dell’s long-standing partnership with EMC Corporation.

•	Enhanced Services. By applying the direct business model to its global services business, Dell seeks to simplify customers’ computing experience by offering a full range of flexible, tailored solutions. Dell offers a portfolio of seven “suites” of services that help customers maximize system performance, efficiency, and return on investment.

-	Assessment, Design and Implementation Services. Dell provides a customer-focused approach to designing and implementing non-proprietary standards-based infrastructures to enhance performance, scalability and efficiency while helping to minimize expenses and disruption to business operations.

-	Deployment Services. Dell deployment services can simplify and accelerate the deployment and utilization of new systems in customers’ information technology environments. Dell offers scalable process and technology to get Dell systems up and running quickly.

-	Asset Recovery and Recycling Services. Dell offers logistical and disposal capabilities for a secure and environmentally safe way to recover and dispose of owned and leased information technology equipment. Various options, including resale, recycling, donation, redeployment, employee purchase, and lease return, help customers retain value while avoiding regulatory fines and storage costs.

-	Training Services. Dell training services help develop the skills that increase productivity with a comprehensive and flexible suite of training services. Courses include hardware and software training as well as PC skills and professional development classes available through instructor-led, virtual or self-directed online courses. The courses are designed for all skill levels and range from personal finance to business productivity to IT certification.

-	Enterprise Support Services. Dell can help customers obtain maximum performance and availability from their server and storage systems. Dell operates Enterprise Command Centers in the United States, Ireland, China, Japan, and Malaysia to provide rapid, around-the-clock support for critical enterprise systems. Dell enterprise support services include warranty services and provide proactive maintenance to help prevent problems as well as rapid response and resolution of problems when they do occur.

-	Client Support Services. Dell’s suite of scalable support services is designed for IT professionals and end-users whose needs range from basic phone support to rapid response and resolution of complex problems. Dell offers extended warranties that help keep desktop and notebook PCs up and running so customers remain productive.

-	Managed Lifecycle Services. Dell’s selective outsourcing options for system deployment and technical support allows customers to effectively manage costs and improve efficiency. Dell managed deployment services provide integrated refresh services with a single point of contact. Dell support can ensure that end-users get the optimal level of technical support they need.

Financial Services
Dell offers various financing alternatives, asset management services, and other customer financial services for its business and consumer customers in the U.S. through Dell Financial Services L.P. (“DFS”), a joint venture between Dell and CIT Group, Inc. (“CIT”). Financing through DFS is one of many sources of funding that Dell’s customers may select. For additional information about Dell’s financing arrangements, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements” and Note 6 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.” Also see “Item 1A  — Risk Factors” for information about the risks associated with DFS.
Sales and Marketing
Dell sells its products and services directly to its customers through dedicated sales representatives, telephone-based sales, and online sales through www.dell.com. Dell’s customers include large corporate, government, healthcare, and education accounts, as well as small-to-medium businesses and individual consumers. Within each of Dell’s geographic regions, Dell has divided its sales and marketing resources among these various customer groups. No single customer accounted for more than 10% of Dell’s consolidated net revenue during any of the last three fiscal years. Dell experiences seasonal sales trends. See “Item 1A — Risk Factors” for information about the effect of seasonality on Dell’s business and the risk associated with government contracts.
Dell’s sales and marketing efforts are organized around the needs, trends, and characteristics of Dell’s customers. Dell’s direct business model provides direct and continuous feedback from its customers, thereby allowing Dell to develop and refine its products and marketing programs for specific customer groups. This constant flow of communication, which is unique to the direct business model, also allows Dell to rapidly gauge customer satisfaction and target new or existing products.
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
Dell markets its products and services to small-to-medium businesses and consumers primarily by advertising on television and the Internet, advertising in a variety of print media, and by mailing a broad range of direct marketing publications, such as promotional pieces, catalogs, and customer newsletters. In certain states and non-U.S. locations, Dell also operates Dell Direct Stores, which are kiosks typically located within shopping centers that allow customers to view Dell products in person and purchase online from Dell with the assistance of a Dell expert.
Competition
Dell faces intense price competition when selling its products and services. Price declines continued to hold strong in fiscal 2006, especially for lower-priced products and services. In addition to several large branded companies, there are other branded and generic competitors. Dell competes primarily based on its technology, direct customer relationships, value, performance, customer service, quality, and reliability. Dell’s general practice is to aggressively pass on cost declines to its customers in order to enhance customer value while increasing global market share. Dell expects that the competitive pricing environment will continue to be challenging, and Dell expects to continue to reduce its pricing as necessary in response to future competitive and economic conditions.

However, Dell believes that the strength of Dell’s direct business model, as well as its strong liquidity position, makes the company better positioned than its competitors to continue profitable growth in any business climate. See “Item 1A — Risk Factors” for information about the risks associated with competition.
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
Dell purchases materials, supplies, and product components from a large number of suppliers. However, in some cases, multiple sources of supply are not available. In other cases, Dell may establish a working relationship with a single source if it believes it is advantageous due to performance, quality, support, delivery, capacity, or price considerations. Dell currently relies on Intel Corporation as a sole source supplier of processors and Microsoft Corporation as a sole source for various operating system and application software products. These relationships and dependencies have not caused material disruptions in the past, and Dell believes that any disruptions that may occur would not disproportionately disadvantage Dell relative to its competitors. Also see “Item 1A — Risk Factors” for information about the risks associated with sole source suppliers.
Patents, Trademarks, and Licenses
Dell holds a worldwide portfolio of 1,581 patents and had an additional 1,416 patent applications pending as of February 3, 2006. The inventions claimed in those patents and patent applications cover aspects of Dell’s current and possible future computer system products, manufacturing processes, and related technologies. Dell anticipates that its worldwide patent portfolio will be of value in negotiating intellectual property rights with others in the industry.
Dell has obtained U.S. federal trademark registration for its DELL word mark and its Dell logo mark. Dell owns registrations for 56 of its other marks in the U.S. As of February 3, 2006, Dell had pending applications for registration of 32 other trademarks. Dell believes that establishment of the DELL mark and logo in the U.S. is material to Dell’s operations. Dell has also applied for or obtained registration of the DELL mark and several other marks in approximately 180 other countries.
Dell has entered into a variety of intellectual property licensing and cross-licensing agreements. In addition, Dell has entered into nonexclusive licensing agreements with Microsoft Corporation for various operating system and application software. Dell has also entered into various software licensing agreements with other companies.

From time to time, other companies and individuals assert exclusive patent, copyright, trademark, or other intellectual property rights to technologies or marks that are important to the technology industry or Dell’s business. Dell evaluates each claim relating to its products and, if appropriate, seeks a license to use the protected technology. The licensing agreements generally do not require the licensor to assist Dell in duplicating its patented technology, nor do these agreements protect Dell from trade secret, copyright, or other violations by Dell or its suppliers in developing or selling these products. See “Item 1A — Risk Factors” for information about the risks associated with intellectual property rights.
Employees
As of February 3, 2006, Dell had approximately 65,200 regular employees and DFS had approximately 900, compared to approximately 55,200 for Dell and 800 regular employees for DFS as of the end of fiscal 2005. Approximately 26,200 of these employees were located in the U.S., and approximately 39,900 were located in other countries. While Dell’s workforce located both inside and outside the U.S. increased during fiscal 2006, the proportion of Dell’s workforce located outside the U.S. increased due to a number of factors, including Dell’s rapid international growth. Dell has never experienced a work stoppage due to labor difficulties, and believes that its employee relations are good. Workforce diversity is an essential part of Dell’s commitment to quality and the future of Dell, as recognized by Dell’s receipt of the Diversity Award from the International Foundation of Gender Education in calendar year 2005, as well as Dell’s recognition as one of the “Top U.S. Companies for Leaders” by the Human Resource Planning Society and Hewitt Associates in calendar year 2005 for its exceptional efforts in attracting, developing and retaining a diverse workforce.
Government Regulation and Environment
Dell’s business is subject to regulation by various federal and state governmental agencies. Such regulation includes the radio frequency emission regulatory activities of the U.S. Federal Communications Commission, the anti-trust regulatory activities of the U.S. Federal Trade Commission and Department of Justice, the consumer protection laws of the Federal Trade Commission, the export regulatory activities of the U.S. Department of Commerce and the U.S. Department of Treasury, the import regulatory activities of U.S. Customs and Border Protection, the product safety regulatory activities of the U.S. Consumer Product Safety Commission, and environmental regulation by a variety of regulatory authorities in each of the areas in which Dell conducts business. Dell is also subject to regulation in other countries where it conducts business. Dell did not have any material environmental remediation or other environmental costs during fiscal 2006. See “Item 1A — Risk Factors” for information about the risks associated with government regulation.
Backlog
Dell believes that backlog is not a meaningful indicator of net revenue that can be expected for any period. There can be no assurance that the backlog at any point in time will translate into net revenue in any subsequent period, as unfilled orders can generally be canceled at any time by the customer. At the end of fiscal 2006, 2005, and 2004, backlog was not material.
Geographic Areas of Operations
Dell conducts operations worldwide and is managed in three geographic segments: the Americas, EMEA, and APJ. The Americas region, which is based in Round Rock, Texas, covers the U.S., Canada, and Latin America. Within the Americas, Dell is further segmented into Business and U.S. Consumer. The Americas Business segment includes sales to corporate, government, healthcare, and education customers, while the U.S. Consumer segment includes sales primarily to individual consumers. Dell is consolidating its U.S. Consumer segment into its Americas Business segment in the first quarter of fiscal 2007. The EMEA region, which is based in Bracknell, England, encompasses Europe, the Middle East, and Africa. The APJ region covers the Pacific Rim, including Australia and New Zealand, and is based in Singapore. In fiscal 2006, approximately 41% of Dell’s consolidated net revenue was attributable to sales outside the U.S.
Dell’s new manufacturing facility in North Carolina began production in September of fiscal 2006 and Dell’s second manufacturing facility in Xiamen, China began production in January of fiscal 2006. Dell also opened new customer-contact centers in Oklahoma, Canada, India, Germany and El Salvador during fiscal 2006. Dell intends to continue to expand its global infrastructure as its international business continues to grow. See “Item 1A  — Risk Factors” for information about certain risks of international activities. For financial information about the results of Dell’s geographical operating segments for each of the last three fiscal years, see Note 9 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”
Dell’s corporate headquarters are located in Round Rock, Texas. Its manufacturing facilities are located in Austin, Texas; Winston-Salem, North Carolina; Lebanon, Tennessee; Eldorado do Sul, Brazil; Limerick, Ireland; Penang, Malaysia; and Xiamen, China. See “Item 2 — Properties.”
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

Executive Officers of Dell
The following table sets forth the name, age, and position of each of the persons who were serving as executive officers of Dell as of March 15, 2006:

Name	Age	Title

Michael S. Dell	41	Chairman of the Board
Kevin B. Rollins	53	President and Chief Executive Officer
Bradley R. Anderson	46	Senior Vice President, Product Group
Paul D. Bell	45	Senior Vice President, Europe, Middle East and Africa
Jeffrey W. Clarke	43	Senior Vice President, Product Group
Stephen J. Felice	48	Vice President, Asia Pacific-Japan
Martin J. Garvin	53	Senior Vice President, Worldwide Procurement
Alexander Gruzen	43	Senior Vice President, Product Group
John S. Hamlin	40	Senior Vice President, Global eBusiness Group, Global Brand Marketing, and Dell International Services
Joseph A. Marengi	52	Senior Vice President, Americas
Paul D. McKinnon	55	Senior Vice President, Human Resources
John K. Medica	47	Senior Vice President, Product Group
Glenn E. Neland	57	Senior Vice President, Worldwide Procurement and Global Customer Experience
Rosendo G. Parra	46	Senior Vice President, Americas
James M. Schneider	53	Senior Vice President and Chief Financial Officer
Susan E. Sheskey	57	Vice President and Chief Information Officer
Lawrence P. Tu	51	Senior Vice President, General Counsel and Secretary
Michael S. Dell — Mr. Dell currently serves as Chairman of the Board of Directors of Dell. He has held this role since he founded the company in 1984. Mr. Dell also served as Chief Executive Officer of Dell from 1984 until July 2004. He serves on the Foundation Board of the World Economic Forum, serves on the executive committee of the International Business Council, and is a member of the U.S. Business Council. He also serves on the U.S. President’s Council of Advisors on Science and Technology and sits on the governing board of the Indian School of Business in Hyderabad, India.
Kevin B. Rollins — Mr. Rollins currently serves as a director and President and Chief Executive Officer of Dell. In this role, he is responsible for Dell’s day-to-day global operations and establishes Dell’s strategic direction. Mr. Rollins joined Dell in April 1996 as Senior Vice President, Corporate Strategy, was named Senior Vice President, General Manager — Americas in May 1996, and was named Vice Chairman in 1997. In 2001, Mr. Rollins’ title was changed from Vice Chairman to President and Chief Operating Officer. He was named Chief Executive Officer of Dell in July 2004. For 12 years prior to joining Dell, Mr. Rollins was employed by Bain & Company, an international strategy consulting firm, most recently serving as a director and partner. Mr. Rollins received a Master of Business Administration degree and a Bachelor of Arts degree from Brigham Young University. Mr. Rollins is a member of the university’s President’s Leadership Council and the Marriott School National Advisory Council at Brigham Young University, where he founded and continues to sponsor the Rollins Center for E-Commerce. In April 2003, Mr. Rollins was appointed by President George W. Bush to serve on the Advisory Committee for Trade Policy and Negotiation, offering counsel to the U.S. Trade Representative on matters of policy affecting national interests. Mr. Rollins is also a member of the Technology CEO Council, Executive Committee and the U.S. Business Council. Mr. Rollins is also active in the American Enterprise Institute and the Juvenile

Diabetes Research Foundation. Mr. Rollins serves as a director on the board of Catalyst, a leading non-profit organization dedicated to the advancement of women in the workplace.
Bradley R. Anderson — Mr. Anderson joined Dell in July 2005 and serves as Senior Vice President, Product Group. In this role, he is responsible along with Mr. Clarke for worldwide development, marketing, quality, and delivery into manufacturing of all Dell workstations, servers, networking, and storage systems, as well as the strategic technology direction for these businesses. Prior to joining Dell, Mr. Anderson was Senior Vice President and General Manager of the Industry Standard Servers business at Hewlett-Packard Company (“HP”) where he was responsible for HP’s server solutions. Previously, he was Vice President of Server, Storage and Infrastructure for HP, where he led the team responsible for server storage, peripheral and infrastructure products. Before joining HP in 1996, Mr. Anderson held top management positions at Cray Research in executive staff, field marketing, sales, finance and corporate marketing. Mr. Anderson earned a bachelor of science in Petroleum Engineering from Texas A&M University and a Master of Business Administration from Harvard University. He serves on the Texas A&M Look College of Engineering Advisory Council.
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
Jeffrey W. Clarke — Mr. Clarke has served as Senior Vice President, Product Group since January 2003. In this role, he is responsible, along with Mr. Anderson, for worldwide development, marketing, quality, and delivery into manufacturing of all Dell workstations, servers, networking, and storage systems, as well as the strategic technology direction for these businesses. In addition, Mr. Clarke has similar responsibilities for the OptiPlexTM and DimensionTM desktop businesses. Mr. Clarke joined Dell in 1987 as a quality engineer and has served in a variety of engineering and management roles. In 1995 Mr. Clarke became the director of desktop development, and from November 2001 to January 2003 he served as Vice President and General Manager, Relationship Product Group. Mr. Clarke received a bachelor’s degree in Electrical Engineering from the University of Texas at San Antonio.
Stephen J. Felice — Mr. Felice was named Vice President, Asia Pacific-Japan in August 2005. Mr. Felice leads Dell’s operations throughout that region, including manufacturing and customer service centers in Penang, Malaysia, and Xiamen, China. Mr. Felice joined Dell in February 1999 and held various executive roles in Dell’s sales and consulting services organizations. From February 2002 until July 2005, Mr. Felice was Vice President, Corporate Business Group, Dell Americas. Prior to joining Dell, Mr. Felice served as Chief Executive Officer and President of DecisionOne Corp. Under Mr. Felice’s guidance, that company became the largest independent provider of multivendor computer maintenance and technology support services in North America. Mr. Felice also served as Vice President, Planning and Development, with Bell Atlantic Customer Services. He spent five years with Shell Oil in Houston. Mr. Felice holds a bachelor’s degree in business administration from the University of Iowa and a Master of Business Administration degree from the University of Houston.
Martin J. Garvin — Mr. Garvin is Senior Vice President, Worldwide Procurement. In this role he shares responsibility with Mr. Neland for procurement and supply chain activities. Mr. Garvin joined Dell in August 1997, and until March 2003 served as Vice President, Worldwide Procurement where he and Mr. Neland shared responsibility for global supply chain optimization, including responsibility for cost, quality, availability, technology, and service for all computer system commodities and sub-systems. Prior to joining Dell, Mr. Garvin held a variety of executive level positions at Hewlett-

Packard Company, Sun Microsystems Inc., and NetEdge Systems, Inc. Mr. Garvin holds a Master in Business Administration and a Bachelor in Biological Sciences from California State University at San Jose.
Alexander Gruzen — Mr. Gruzen joined Dell as Senior Vice President, Product Group in August 2004. In this role, he is responsible for worldwide development, marketing, quality, and delivery into manufacturing of Dell notebooks, imaging and the strategic technology direction for these product lines. Prior to joining Dell, Mr. Gruzen was employed by Hewlett-Packard Company, last serving as Senior Vice President and General Manager of the Mobile Computing Global Business Unit. Prior to the merger of HP and Compaq Computer Corporation in 2002, Mr. Gruzen was employed by Compaq where he served as Vice President and General Manager, Mobile Division, Access Business Group after holding the position of Vice President, Asia Consumer Group. Mr. Gruzen joined Compaq in 1999. Mr. Gruzen holds Bachelor of Science and Master of Science degrees in Aeronautical and Astronautical Engineering from the Massachusetts Institute of Technology, and a Master of Business Administration degree from Harvard University.
John S. Hamlin — Mr. Hamlin was named Senior Vice President, Global eBusiness Group, Global Brand Marketing and Dell International Services in November 2005. In this role Mr. Hamlin is responsible for Dell’s worldwide eBusiness, including online sales, service technology and content development; Dell’s worldwide brand and advertising strategy; and Dell International Services, which is Dell’s global network of customer care centers. In February 2004, Mr. Hamlin was assigned management responsibility for Dell’s international customer care centers. From January 2003 until November 2003, Mr. Hamlin served as Senior Vice President, U.S. Consumer Business. From May 2000 until January 2003, he was Vice President, U.S. Consumer Business. Prior to May 2000, Mr. Hamlin served as Vice President, Home and Small Business in Japan, and managed Dell’s preferred accounts segment in Japan. Mr. Hamlin joined Dell in March 1996, and held a variety of positions within Dell prior to moving to Japan. Prior to joining Dell, Mr. Hamlin was in venture capital for three years and was a management consultant for Bain & Company for six years. Mr. Hamlin is a graduate of Dartmouth College and holds a Master in Business Administration degree from Harvard Business School.
Joseph A. Marengi — Mr. Marengi joined Dell in 1997 and serves as Senior Vice President, Americas. In this position, Mr. Marengi shares responsibility with Mr. Parra for Dell’s Americas Business units, serving corporate, government, education, healthcare, consumer, and small and medium business customers in the United States, Canada, and Latin America. He is also responsible for Dell’s services business, for Dell’s manufacturing operations in Austin, Nashville, Winston-Salem, and Eldorado do Sul, Brazil. Prior to joining Dell, Mr. Marengi worked at Novell, Inc., most recently serving as its President and Chief Operating Officer. Prior to joining Novell in 1989, Mr. Marengi served as Vice President of Channel Sales for Excelan, Inc. and in various other executive, sales, and information management positions. From 1978 through 1981, Mr. Marengi served in the U.S. Coast Guard and Coast Guard Reserve, reaching the rank of Lieutenant Commander. Mr. Marengi earned a bachelor’s degree in Public Administration from the University of Massachusetts and a Master in Management degree from the University of Southern California. Mr. Marengi is a member of the board of directors of Hovnanian Enterprises, Inc. serves on the Corporate Advisory Board of the USC Marshall School of Business.
Paul D. McKinnon — Mr. McKinnon joined Dell in November 1997 as Vice President, Human Resources. He was named Senior Vice President, Human Resources in May 2000 and continues to serve in that role. He is responsible for all human resources functions and activities as well as security, global diversity, and corporate communications. From July 1994 to November 1997, Mr. McKinnon was a principle of McKinnon Consulting. Prior to July 1994, Mr. McKinnon was partner of Novations Group and Harbridge House Inc., and from 1982 to 1986 was an Assistant Professor at the University of Virginia. He holds a bachelor’s degree in History and a Master in Organizational Behavior from Brigham Young University, and a doctorate in Organizational Studies from Massachusetts Institute of Technology.

John K. Medica — In January, 2006 Mr. Medica was named Senior Vice President, Product Group responsible for all aspects of the customer experience including product definition, design, development and customer support across client, enterprise and peripheral product portfolios. Prior to this role, he managed worldwide development, marketing, quality, services, and delivery into manufacturing of all Dell desktops, imaging and printing products, displays and other peripherals for Dell. Mr. Medica joined Dell in 1993 as Vice President, Portable Systems. In 1996, Mr. Medica was named President and Chief Operating Officer of Dell’s Japan division. Mr. Medica returned to the U.S. as Vice President, Procurement in August 1997 and later served as Vice President, Web Products Group and Vice President and General Manager, Transactional Product Group. Prior to joining Dell, Mr. Medica held a variety of development and operations positions over a ten-year period at Apple Computer, Inc. Mr. Medica graduated from Wake Forest University with a Master in Business Administration and holds a Bachelor in Electrical Engineering from Manhattan College.
Glenn E. Neland — Mr. Neland is Senior Vice President, Worldwide Procurement and Global Customer Experience. In this role he shares responsibility with Mr. Garvin for procurement and supply chain activities. He also manages Dell’s customer experience initiatives on a worldwide basis. He joined Dell in September 1997, and until March 2003 served as Vice President, Worldwide Procurement, Commodities, where he and Mr. Garvin shared responsibility for global supply chain optimization, including responsibility for cost, quality, availability, technology, and service for all computer system commodities and sub-systems. Mr. Neland was also responsible for notebook operations and portables procurement. Before joining Dell, Mr. Neland held various positions at Texas Instruments Incorporated, including General Manager for notebooks, Vice President and General Manager of Printing Systems, as well as other operations and engineering positions. He holds a bachelor’s degree in electrical engineering from the University of Illinois. Mr. Neland serves on the Board of Directors of International Displayworks, Inc.
Rosendo G. Parra — Mr. Parra joined Dell in 1993 and was named Senior Vice President, Americas in May 2001. In this position, he shares responsibility with Mr. Marengi for Dell’s Americas Business units, serving corporate, government, education, healthcare, consumer, and small and medium business customers in the United States, Canada, and Latin America. He is also responsible for Dell’s services business for Dell’s manufacturing operations in Austin, Nashville, Winston-Salem, and Eldorado do Sul, Brazil. Prior to his current position, Mr. Parra held various executive level positions including Senior Vice President, Worldwide Home and Small Business Group; Senior Vice President, Public Sector; Senior Vice President, Americas Public and International Group. Prior to joining Dell, Mr. Parra spent four years in various sales and general management positions at GRiD Systems Corporation. Before joining GRiD, Mr. Parra spent eleven years in various sales and management positions for RadioShack Corporation. Mr. Parra earned a bachelor’s degree in Marketing from the University of Maryland. Mr. Parra serves on the Board of Directors of Brinker International, Inc.
James M. Schneider — Mr. Schneider serves as Senior Vice President and Chief Financial Officer. In this role, he is responsible for Dell’s finance function for all business units worldwide, including the controller function, corporate planning, tax, treasury, investor relations, corporate development, real estate, risk management, and internal audit. Mr. Schneider joined Dell in 1996 as Vice President of Finance and Chief Accounting Officer, was named Senior Vice President in 1998, and Chief Financial Officer in 2000. For three years prior to joining Dell, Mr. Schneider was employed by MCI Communications Corporation, last serving as Senior Vice President of Corporate Finance. For 19 years prior to joining MCI, Mr. Schneider was associated with Price Waterhouse LLP, serving as a partner for 10 years. Mr. Schneider holds a bachelor’s degree in Accounting from Carroll College in Waukesha, Wisconsin, and is a Certified Public Accountant. He is a member of the board of directors of General Communications, Inc., Gap, Inc., and Lockheed Martin Corporation. Mr. Schneider is also a member of the Financial Executives Institute.
Susan E. Sheskey — Ms. Sheskey was named Vice President and Chief Information Officer in August 2005. Her responsibilities span Dell’s global information systems and technology infrastruc-

ture. Before becoming Chief Information Officer, Ms. Sheskey was Dell’s Vice President of information technology for the Americas Region. In this role, she had responsibility for the development, deployment, and support of Dell Global Sales, Services, Manufacturing and Fulfillment Systems. Ms. Sheskey joined Dell in 1993 and has held various executive positions in the information technology organization where she has provided leadership vision and delivered strategic IT solutions to the areas of sales, manufacturing, fulfillment, services, procurement, data warehouse, finance, and human resources. Prior to joining Dell, Ms. Sheskey compiled key planning, development and operational experience during 20 years with Ameritech’s corporate and services functions and at Ohio Bell. Ms. Sheskey graduated from Miami University in Oxford, Ohio with a bachelor’s degree in Zoology and Geography.
Lawrence P. Tu — Mr. Tu joined Dell as Senior Vice President, General Counsel and Secretary in July 2004, and is responsible for overseeing Dell’s global legal department and governmental affairs. Before joining Dell, Mr. Tu served as Executive Vice President and General Counsel at NBC Universal for three years. Prior to his position at NBC, he was a partner with the law firm of O’Melveny & Myers LLP, where he focused on high technology, Internet and media related transactions, and where he served five years as managing partner of the firm’s Hong Kong office. Mr. Tu’s prior experience also includes serving as General Counsel Asia-Pacific for Goldman Sachs, attorney for the U.S. State Department and law clerk for U.S. Supreme Court Justice Thurgood Marshall. Mr. Tu holds Juris Doctor and Bachelor of Arts degrees from Harvard University, as well as a Masters degree from Oxford University, where he was a Rhodes Scholar.
ITEM 1A — RISK FACTORS
There are many risk factors that affect Dell’s business and the results of its operations, some of which are beyond Dell’s control. The following is a description of some of the important risk factors that may cause the actual results of Dell’s operations in future periods to differ substantially from those currently expected or desired.

•	Declining general economic, business, or industry conditions may cause reduced net revenue. Dell is a global company with customers in virtually every business and industry. If the economic climate in the U.S. or abroad deteriorates, customers or potential customers could reduce or delay their technology investments. Reduced or delayed technology investments could decrease Dell’s net revenue and profitability.

•	Dell’s failure to maintain a cost advantage may result in reduced market share, revenue, and profitability. Dell’s success is partly based on its ability to profitably offer its products at a lower price than its competitors. However, many companies compete with Dell globally in all aspects of its business. Dell cannot guarantee that it will maintain its cost advantage if its competitors improve their cost structure or business model, or take other actions that affect Dell’s current competitive advantage. Dell may lose market share, revenue, and profitability if it does not maintain its cost advantage.

•	Dell’s ability to generate substantial non-U.S. net revenue faces many additional risks and uncertainties. Sales outside the U.S. accounted for approximately 41% of Dell’s consolidated net revenue in fiscal 2006. Dell’s future growth rates and success are dependent on continued growth in international markets. Dell’s international operations face many risks and uncertainties, including varied local economic and labor conditions, political instability, and unexpected changes in the regulatory environment, trade protection measures, tax laws (including U.S. taxes on foreign operations), and foreign currency exchange rates. Any of these factors could adversely affect Dell’s operations.

•	Dell’s overall profitability may not meet expectations if its product, customer, and geographic mix is substantially different than anticipated. Dell’s profit margins vary among its products, customers, and geographies. If Dell’s mix of any of these is substantially different from what it anticipates in any particular period, Dell’s profitability could be less than expected.

•	Infrastructure failures could harm Dell’s business. Dell depends on its information technology and manufacturing infrastructure to achieve its business objectives. If a problem, such as a computer virus, intentional disruption by a third-party, natural disaster, manufacturing failure, or telephone system failure impairs Dell’s infrastructure, Dell may be unable to book or process orders, manufacture, and ship in a timely manner or otherwise carry on its business. An infrastructure disruption could cause Dell to lose customers and revenue, and could require Dell to incur significant expense to eliminate these problems and address related security concerns. The harm to Dell’s business could be even greater if it occurs during a period of disproportionately heavy demand.

•	Dell’s failure to effectively manage a product transition could reduce the demand for Dell’s products and the profitability of Dell’s operations. Continuing improvements in technology mean frequent new product introductions, short product life cycles, and improvement in product performance characteristics. Product transitions present execution challenges and risks for Dell. If Dell is unable to effectively manage a product transition, its business and results of operations could be unfavorably affected.

•	Disruptions in component availability could unfavorably affect Dell’s performance. Dell’s direct business model gives it the ability to operate with reduced levels of component and finished goods inventories. Dell’s financial success is partly due to its supply chain management practices, including its ability to achieve rapid inventory turns. Because Dell maintains minimal levels of component inventory, a disruption in component availability could harm Dell’s financial performance and its ability to satisfy customer needs.

•	Dell’s reliance on suppliers creates risks and uncertainties. Dell’s manufacturing process requires a high volume of quality components from third-party suppliers. Defective parts received from these suppliers could reduce product reliability and harm the reputation of Dell’s products. Reliance on suppliers subjects Dell to possible industry shortages of components and reduced control over delivery schedules (which can harm Dell’s manufacturing efficiencies), and increases in component costs (which can harm Dell’s profitability).

•	Dell could experience manufacturing interruptions, delays, or inefficiencies if it is unable to timely and reliably procure components from single-sourced suppliers. Dell maintains several single-source supplier relationships, either because alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. If the supply of a critical single-source material or component is delayed or curtailed, Dell may not be able to ship the related product in desired quantities and in a timely manner. Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could harm operating results.

•	Dell’s failure to effectively hedge its exposure to fluctuations in foreign currency exchange rates and interest rates could unfavorably affect its performance. Dell utilizes derivative instruments to hedge its exposure to fluctuations in foreign currency exchange rates and interest rates. Some of these instruments and contracts may involve elements of market and credit risk in excess of the amounts recognized in the Consolidated Financial Statements. For additional information about risk on financial instruments, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Market Risk.” Further, Dell’s revenue from its international operations may decrease if it does not effectively hedge its exposure to currency fluctuations.

•	Dell’s continued business success may depend on obtaining licenses to intellectual property developed by others on commercially reasonable and competitive terms. If Dell or its suppliers are unable to obtain desirable technology licenses, Dell may be prevented from marketing products, could be forced to market products without desirable features, or could incur substantial costs to redesign its products, defend legal actions, or pay damages. While Dell’s suppliers may be contractually obligated to indemnify Dell against such expenses, those suppliers could be unable to meet their obligations. Also, Dell’s operating costs could increase because of copyright levies or similar fees by rights holders and collection agencies in EMEA and other countries.

•	Dell’s failure to attract and retain qualified personnel could lead to a loss of revenue or profitability. Dell might not attract and retain enough qualified personnel to support its anticipated rapid international growth and its increasingly complex product and service offerings. Dell relies in part on equity awards to attract and retain qualified personnel. Due to new accounting regulations requiring the expensing of stock options, if Dell continues to rely on equity compensation to attract and retain qualified personnel, Dell’s compensation costs may increase.

•	Loss of government contracts could harm Dell’s business. Government contracts are subject to future funding that may affect the extension or termination of programs, and are subject to the right of the government to terminate for convenience or non-appropriation. In addition, if Dell violates legal or regulatory requirements, the government could suspend or disbar Dell as a contractor. Dell’s suspension or disbarment as a government contractor would unfavorably affect Dell’s net revenue and profitability.

•	If DFS is unable to facilitate financing for Dell’s customers, Dell may be required to self-finance these activities or use alternative sources of financing. Dell depends on DFS, a joint venture with CIT, to facilitate financing for a significant number of customers. DFS depends, in part, on CIT to fund these transactions through the capital markets. If CIT is unable to access the capital markets or ceases to operate as a finance company, DFS may not be able to fully facilitate the funding of Dell customer financing arrangements. As a result, Dell may be required to self-finance these activities or use alternative sources of financing for its customers.

•	Dell’s net revenue may not meet expectations if it is unable to accurately predict the effect of seasonality on its business. There are seasonal sales trends. During Dell’s third fiscal quarter, sales to government customers (particularly the U.S. federal government) are typically stronger than in other quarters, while sales in EMEA are often weaker than in other quarters. Consumer sales are typically strongest during Dell’s fourth fiscal quarter. As Dell sales in the highly seasonal consumer sector increase, this seasonal effect may increase. If Dell fails to accurately anticipate seasonal trends, Dell’s net revenue and profitability could be less than expected.

•	Current environmental laws, or laws enacted in the future, may harm Dell’s business. Dell’s operations are subject to environmental regulation in all of the areas in which Dell conducts business. Some of Dell’s manufacturing operations use regulated substances such as lead. If Dell does not comply with the rules and regulations regarding the use and sale of such regulated substances, Dell could be subject to liability. Dell could also face substantial costs and liabilities in connection with product take-back legislation. Beginning in August 2005, Dell was subject to the European Union Waste Electrical and Electronic Equipment Directive as enacted by individual European Union countries (“WEEE Legislation”). The WEEE Legislation makes producers of electrical goods, including computers and printers, responsible for collection, recycling, treatment, and disposal of recovered products. Dell does not expect that the impact of the WEEE Legislation and other similar legislation adopted in the U.S. and other countries will have a substantial unfavorable impact on Dell’s business.

•	Armed hostilities, terrorism, natural disasters, or public health issues could harm Dell’s business. Armed hostilities, terrorism, natural disasters, or public health issues, whether in the U.S. or abroad, could cause damage or disruption to Dell, its suppliers or customers, or could create political or economic instability, any of which could harm Dell’s business. These events could cause a decrease in demand for Dell’s products, could make it difficult or impossible for Dell to deliver products or for its suppliers to deliver components, and could create delay and inefficiencies in Dell’s supply chain.

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
As of February 3, 2006, Dell owned or leased a total of approximately 14.8 million square feet of office, manufacturing, and warehouse space worldwide, approximately 8.6 million square feet of which is located in the U.S. and the remainder located in other countries. Dell believes its properties are adequate for its current needs and that it can readily meet its requirements for additional space at competitive rates by extending expiring leases or by finding alternative space.
Americas Properties
Dell’s principal offices in Dell’s Americas region are located in Round Rock, Texas (north of Austin), and its U.S. manufacturing facilities are located in Austin, Texas; Lebanon, Tennessee; and Winston-Salem, North Carolina which support both Dell’s U.S. Consumer and Americas Business regions.
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
Dell also owns approximately 550 acres of land in Austin, Texas, referred to as the Parmer Campus. Approximately 2.2 million square feet of office, lab, manufacturing, and distribution space are located on the campus, including office and lab buildings totaling 1.3 million square feet and manufacturing/distribution facilities totaling 900,000 square feet.
Dell owns approximately 1.1 million square feet of space in Nashville and Lebanon, Tennessee. This includes a 559,000 square foot office building in Nashville, Tennessee that houses sales, technical support, and administrative support; a 300,000 square foot manufacturing facility in Lebanon, Tennessee; and a 303,000 square foot distribution manufacturing facility in Nashville, Tennessee.
In addition to the campuses, Dell also leases approximately 3.3 million square feet of additional space, in various locations within the Americas region. Approximately 1.6 million square feet is used for manufacturing and distribution with the remaining 1.7 million square feet used for office and lab buildings, customer-contact centers and professional service sites.
Dell has established technical and customer support and related operations in Canada, Panama City, Panama and San Salvador, El Salvador as well as a design center in Brazil.
In fiscal 2006, Dell completed construction of a new 750,000 square feet manufacturing facility in Winston-Salem, North Carolina. In addition, Dell will complete construction of a 120,000 square feet facility in Oklahoma City, Oklahoma on approximately 56 acres that will be fully operational in early fiscal 2007.
EMEA Properties
Dell’s principal offices in Dell’s EMEA region are located in Bracknell, England, and its manufacturing facilities are located in Limerick, Ireland.
As of February 3, 2006, properties located in Dell’s EMEA region consisted of approximately 2.3 million square feet of office and manufacturing space in approximately 28 countries. These countries include Germany, France, Italy, and the United Kingdom. Approximately 1.3 million square feet of this space is leased property, with lease expiration dates ranging from February 2006 to June

2024. Dell owns approximately 1.0 million square feet of space. Dell has approximately 978,000 square feet of office and manufacturing space in Ireland, the majority of which is owned.
APJ Properties
Dell’s principal offices in Dell’s APJ region are located in Singapore, and its manufacturing facilities are located in Penang, Malaysia and Xiamen, China.
As of February 3, 2006, properties located in Dell’s APJ region consist of an aggregate of approximately 3.9 million square feet of office and manufacturing space in approximately 10 countries. Approximately 2.7 million square feet of this space is leased property, with lease expiration dates ranging from February 2006 to June 2024. Dell owns approximately 1.2 million square feet of space.
Dell owns two facilities in Penang, Malaysia totaling 580,000 square feet of office and manufacturing space. Both facilities are located on land leased from the State Authority of Penang. Dell owns approximately 595,000 square feet of office and manufacturing space in Xiamen, China. Dell also leases approximately 1.7 million square feet of office space in Bangalore, Mohali, Chandigarh and Hyderabad, India.
ITEM 3 — LEGAL PROCEEDINGS
Dell is subject to various legal proceedings and claims arising in the ordinary course of business. Dell’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on Dell’s financial condition, results of operations, or cash flows.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of Dell’s stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2006.
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
Holders
As of February 21, 2006, there were 33,465 holders of record of Dell’s common stock.
Dividends
Dell has never declared or paid any cash dividends on shares of its common stock and currently does not anticipate paying any cash dividends in the immediate future. Any future determination to pay cash dividends will be at the discretion of Dell’s Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Dell has a share repurchase program that authorizes it to purchase shares of common stock in order to both distribute cash to stockholders and manage dilution resulting from shares issued under Dell’s equity compensation plans. However, Dell does not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. As of February 3, 2006, Dell’s share repurchase program authorized the purchase of up to 1.5 billion shares of common stock at an aggregate cost not to exceed $30 billion. As of February 3, 2006, 123 million shares of common stock at an aggregate cost of $4.4 billion were available for future purchases under the share repurchase program. The following are details of repurchases under this program for the fourth quarter of fiscal 2006:

			Total	Maximum
			Number	Number of
			of Shares	Shares that
			Repurchased	May Yet Be
			as Part of	Repurchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Announced
Period	Repurchased(a)	per Share	Plan	Plan(b)

	(in millions, except average price paid per share)
Repurchases from October 29, 2005 through November 25, 2005	28	$29.76	28	161
Repurchases from November 26, 2005 through December 30, 2005	16	$31.33	16	145
Repurchases from December 31, 2005 through February 3, 2006	22	$30.20	22	123

Total	66	$30.29	66

(a)	All shares were purchased in open-market transactions.

(b)	Dell’s share repurchase program was announced on February 20, 1996; up to 1.5 billion shares of common stock at an aggregate cost not to exceed $30 billion are currently authorized to be purchased.

ITEM 6 — SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Item 8 — Financial Statements and Supplementary Data.”

	Fiscal Year Ended

	February 3,	January 28,	January 30,	January 31,	February 1,
	2006(a)	2005(b)	2004	2003	2002(d)

	(in millions, except per share data)
Results of Operations:
Net revenue	$55,908	$49,205	$41,444	$35,404	$31,168
Gross margin	9,950	9,015	7,552	6,349	5,507
Operating income	4,347	4,254	3,544	2,844	1,789
Net income	$3,572	$3,043	$2,645	$2,122	$1,246
Earnings per common share:
Basic	$1.49	$1.21	$1.03	$0.82	$0.48
Diluted	$1.46	$1.18	$1.01	$0.80	$0.46
Number of weighted average shares outstanding:
Basic	2,403	2,509	2,565	2,584	2,602
Diluted	2,449	2,568	2,619	2,644	2,726
Cash Flow and Balance Sheet Data:
Net cash provided by operating activities	$4,839	$5,310	$3,670	$3,538	$3,797
Cash, cash equivalents and investments(c)	11,749	14,101	11,922	9,905	8,287
Total assets	23,109	23,215	19,311	15,470	13,535
Long-term debt	504	505	505	506	520
Total stockholders’ equity	$4,129	$6,485	$6,280	$4,873	$4,694

(a)	Results for fiscal 2006 include charges aggregating $442 million ($338 million of other product charges and $104 million in selling, general and administrative expenses) related to the cost of servicing or replacing certain OptiPlextm systems that include a vendor part that failed to perform to Dell’s specifications, workforce realignment, product rationalizations, excess facilities and a write-off of goodwill recognized in the third quarter. The related tax effect of these items was $104 million. Fiscal 2006 also includes an $85 million income tax benefit related to a revised estimate of taxes on the repatriation of earnings under the American Jobs Creation Act of 2004 recognized in the second quarter.

(b)	Results for the year ended January 28, 2005 include an income tax charge of $280 million related to the repatriation of earnings under the American Jobs Creation Act of 2004 recorded in the fourth quarter.

(c)	Financing receivables have been separately classified on the balance sheet as of February 3, 2006. As a result, certain balances previously included in investments have been reclassified as financing receivables to conform to the fiscal 2006 presentation. These reclassifications have no effect on the results of operations or stockholders’ equity as previously reported.

(d)	Includes a pre-tax charge of $742 million. Approximately $482 million relates to employee termination benefits, facilities closure costs, and other asset impairments and exit costs, while the balance of $260 million relates to other-than-temporary declines in the fair value of equity securities.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Overview
Our Company
We are a leading global diversified technology provider, focused on providing custom solutions and the best customer experience in the industry. Through our direct business model, we design, develop, manufacture, market, sell, and support a broad range of information technology systems and services that are uniquely designed to satisfy specific customer requirements. Our direct model begins and ends with our customers. We believe in entering the market quickly with new and relevant technology to meet changing customer needs, building systems to order, providing expert services tailored to differing customer needs, and maintaining low levels of inventory and capital investment. The unique strengths of our direct model facilitate our consistent delivery of profitability and strong performance across our business segments.
Areas of Emphasis
Our objective is to maximize stockholder value by maintaining a balance of three key financial metrics: liquidity, profitability, and growth. Our strategy combines our direct business model with a highly efficient manufacturing and supply chain management organization and an emphasis on standards-based technologies. Our business model provides us with a constant flow of information about trends in customers’ plans and requirements. These trends have shown an increased use of standards-based technologies as well as a push towards standardization of services. Unlike proprietary technologies promoted by some of our top competitors, standards-based technologies provide customers with flexibility and choice while allowing their purchasing decisions to be based on performance, cost, and customer service. Our business strategy continues to focus on our enterprise business and expanding our capabilities toward smaller, more powerful standardized systems where Dell is uniquely positioned.
Business Environment
We believe that our business environment in fiscal 2007 will be similar to that of fiscal 2006. Our business environment is competitive, yet our growth potential remains strong. Recent reports indicate the U.S. economy is reaching a level of sustainable and healthy economic expansion, resulting in a favorable IT spending outlook in fiscal 2007. Economic conditions in our international markets, which are key to our expansion goals, continue to improve, highlighted by strengthening economies in Western Europe, expansion in Asia-Pacific, and continued development in Latin America.
We believe that ample growth opportunities exist as standards-based technologies become more prevalent and we increase our presence in new and existing geographical regions, expand into new locations, and pursue additional product and service opportunities.
We conduct operations worldwide, and we manage our business in three geographic segments: the Americas, EMEA, and APJ regions. During the year, we began shipping products from our third U.S. manufacturing facility located in North Carolina, and opened new customer-contact facilities in Oklahoma City, Canada, India, Germany and El Salvador. We expect to continue our global expansion in the years ahead. Our investment in international growth opportunities contributed to an increase in our non-U.S. revenue, as a percentage of consolidated net revenue, from 38% in fiscal 2005 to 41% during fiscal 2006.
At calendar year end 2005, we were selling one of every three PC’s sold in the United States. While desktop sales experience record low prices, we continue to see notebook adoption accelerate. This trend of notebook adoption in the U.S. market is expected to remain strong well into the future. We expect the competitive pricing environment to continue to be challenging mainly in desktop PCs and mobility and expect to continue to reduce our pricing as necessary in response to future competitive and economic conditions. We are focused on attracting and retaining key personnel as well as further investing in our global information technology infrastructure to support our rapid global growth and the increased complexity of our product and service offerings.
Fiscal Year Performance Highlights

Share position	•	We shipped an industry record 37.3 million units, resulting in a worldwide PC share position of 18.2%.
Revenue	•	Revenue increased 14% year-over-year to $55.9 billion, with unit shipments up 19% year-over-year.
Operating Income(a)	•	Operating income exceeded $4.3 billion for fiscal 2006, or 7.8% of revenue compared to $4.3 billion or 8.6% of revenue in fiscal 2005.
Net Income(a)	•	Net income was $3.6 billion for fiscal 2006, or 6.4% of revenue compared to $3.0 billion or 6.2% of revenue in fiscal 2005.
Earnings Per Share(a)	•	Earnings per share increased 24% to $1.46 for fiscal 2006 compared to $1.18 for fiscal 2005.
Share Repurchases	•	We spent $7.2 billion to repurchase 204 million shares in fiscal 2006.
Results of Operations
The following table summarizes our consolidated results of operations for each of the past three fiscal years:

	Fiscal Year Ended

	February 3,	% of	January 28,	% of	January 30,	% of
	2006(a)	Revenue	2005(b)	Revenue	2004	Revenue

	(Dollars in millions)
Net revenue	$55,908	100.0%	$49,205	100.0%	$41,444	100.0%
Gross margin	$9,950	17.8%	$9,015	18.3%	$7,552	18.2%
Operating expenses	$5,603	10.0%	$4,761	9.7%	$4,008	9.7%
Operating income	$4,347	7.8%	$4,254	8.6%	$3,544	8.6%
Income tax provision	$1,002	1.8%	$1,402	2.8%	$1,079	2.6%
Net income	$3,572	6.4%	$3,043	6.2%	$2,645	6.4%
Earnings per share — diluted	$1.46	—	$1.18	—	$1.01	—
Consolidated Operations
In fiscal 2006, we grew revenue across all regions and product categories over the prior year periods, other than Desktop PCs in the Americas’ region, which declined 2% in fiscal 2006 compared to the prior year. This decline in Americas’ Desktop PC revenue reflects continuing reductions in average selling prices and an industry-wide shift to mobility products. In fiscal 2006, consolidated net revenue increased 14% to $55.9 billion, which included an extra week of operations that contributed to almost one percentage point of added growth for the year and almost three percentage points for the fourth quarter of fiscal 2006. International performance was also an important driver of this growth. Revenue outside the U.S. represented 41% of fiscal 2006 consolidated revenue compared to 38% in the prior year. Outside the U.S., we produced 21% year-over-year revenue growth for fiscal 2006.

(a)	Results for fiscal 2006 include charges aggregating $442 million ($338 million of other product charges and $104 million in selling, general, and administrative expenses) related to the cost of servicing or replacing certain OptiPlextm systems that include a vendor part that failed to perform to our specifications, workforce realignment, product rationalizations, excess facilities, and a write-off of goodwill recognized in the third quarter. The related tax effect of these items was $104 million. Fiscal 2006 also includes an $85 million income tax benefit related to a revised estimate of taxes on the repatriation of earnings under the American Jobs Creation Act of 2004 recognized in the second quarter.

(b)	Results for fiscal 2005 include an income tax charge of $280 million related to the repatriation of earnings under the American Jobs Creation Act of 2004 recorded in the fourth quarter.

Our focus on balancing growth and profitability resulted in record operating and net income of $4.3 billion and $3.6 billion for fiscal 2006, respectively. Operating and net income for fiscal 2005 were $4.3 billion and $3.0 billion, respectively. Net income for fiscal 2006 and fiscal 2005 includes an income tax repatriation benefit of $85 million and a charge of $280 million, respectively, pursuant to a favorable tax incentive provided by the American Jobs Creation Act of 2004. The tax benefit and charge relate to the fiscal 2006 repatriation of $4.1 billion in foreign earnings.
Revenues by Segment
We conduct operations worldwide and manage our business in three geographic segments: the Americas, EMEA, and APJ regions. The Americas region covers the U.S., Canada, and Latin America. Within the Americas, we are further segmented into Business and U.S. Consumer. The Americas Business segment includes sales to corporate, government, healthcare, education, and small and medium business customers within the Americas region, while the U.S. Consumer segment includes sales primarily to individual consumers within the U.S. The EMEA region covers Europe, the Middle East, and Africa. The APJ region covers Asia and the Pacific Rim, including Australia and New Zealand. We are consolidating our U.S. Consumer segment into our Americas Business segment in the first quarter of fiscal 2007, and we expect to reevaluate our segment reporting at that time.
The following table summarizes our net revenue by reportable segment for each of the past three fiscal years:

	Fiscal Year Ended

	February 3,	% of	January 28,	% of	January 30,	% of
	2006	Revenue	2005	Revenue	2004	Revenue

	(Dollars in millions)
Americas:
Business	$28,481	51%	$25,339	52%	$21,888	53%
U.S. Consumer	7,930	14%	7,601	15%	6,715	16%

Total Americas	36,411	65%	32,940	67%	28,603	69%
EMEA	12,873	23%	10,787	22%	8,495	21%
Asia Pacific-Japan	6,624	12%	5,478	11%	4,346	10%

Total net revenue	$55,908	100%	$49,205	100%	$41,444	100%

•	Americas — Americas’ revenues increased 11% on unit growth of 13% in fiscal 2006 compared to 15% on unit growth of 17% in fiscal 2005. The fiscal 2006 increase includes 12% growth in our Americas Business segment and a 4% increase in our U.S. Consumer segment during the same periods. Mobility led the segment’s revenue growth in both fiscal 2006 and 2005, supported by an improvement in corporate spending during the year. During fiscal 2006, we began shipping products from our third U.S. manufacturing facility located in North Carolina, opened new customer contact facilities in Oklahoma City, Canada, and El Salvador, and expanded our small parts hub in Ohio.

•	Business — Americas Business revenue increased 12% in fiscal 2006 compared to 16% revenue growth in fiscal 2005. Corporate growth and Americas International, which includes countries in the North and South America other than the United States, drove the majority of the increase in revenue in the Americas. Americas International produced strong revenue growth of 30% year-over-year for fiscal 2006. Our federal business experienced weak demand for most of fiscal 2006, resulting in a year-over-year decline in fiscal 2006.

•	Consumer — U.S. Consumer revenue grew 4% in fiscal 2006 compared to 13% in fiscal 2005. U.S. Consumer revenue growth slowed as compared to fiscal 2005 due to a 14% decline in desktop revenue and overall competitive price pressure. As notebooks become more affordable, we continue to see a positive shift to mobility products in U.S. Consumer and our other segments. We produced strong unit growth in our mobility products of 55% during fiscal 2006; however, this growth was partially offset by a 20% decline in average revenue per-unit sold as product mix continued to shift toward lower-priced products.

•	EMEA — EMEA revenue grew 19% on unit growth of 28% in fiscal 2006 compared to 27% revenue growth on 31% unit growth in fiscal 2005. Revenue growth occurred primarily in the United Kingdom, France, and Germany in fiscal 2006, with Germany driving the region’s growth. Year-over-year revenue growth for the United Kingdom slowed to 12% for fiscal 2006 as compared to 32% for fiscal 2005, due to weaker performance in our relationship business, which consists primarily of sales to corporate business accounts. All product categories in this region experienced growth for fiscal 2006 with mobility, enhanced services and software and peripherals revenues posting strong gains.

•	Asia Pacific-Japan — In fiscal 2006, year-over-year net revenue growth was 21% on unit growth of 30% in fiscal 2006 compared to 26% revenue growth on 29% unit growth in fiscal 2005. The region’s strong revenue growth in fiscal 2006 was led by growth in China. In fiscal 2006, South Korea, India, Malaysia, and Singapore produced significant year-over-year growth at a higher rate than the overall region. All product categories in this region experienced growth for fiscal 2006. Driving the growth were increases in enhanced services, software and peripherals, and mobility.
For additional information regarding our segments, see Note 9 of “Notes to Consolidated Financial Statements” included in “Item 8 — Financial Statements and Supplementary Data.”
Revenues by Product and Services Categories
Beginning the first quarter of fiscal 2006 we began providing new supplemental revenue reporting by product and services categories as illustrated in the following table:

	Fiscal Year Ended

	February 3, 2006		January 28, 2005		January 30, 2004

		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

	(in billions, except percentages)
Revenue:
Desktop PCs	$21.1	38%	$20.8	42%	$18.7	45%
Mobility	14.1	25%	11.8	24%	9.7	23%
Software & Peripherals	8.5	15%	6.7	14%	4.9	12%
Servers & Networking	5.4	10%	4.9	10%	4.3	10%
Enhanced Services	4.9	9%	3.7	7%	2.7	7%
Storage	1.9	3%	1.3	3%	1.1	3%

Total revenue	$55.9	100%	$49.2	100%	$41.4	100%

•	Desktop PCs — Revenue from sales of Desktop PCs consists of Dell XPStm, OptiPlextm, and Dimensiontm desktop computer systems, and Dell Precisiontmdesktop workstations. In fiscal 2006, revenue from desktop PCs increased 2% year-over-year on unit growth of 10% compared to an 11% increase on unit growth of 17% year-over-year in fiscal 2005. Business and consumer demand continues to shift toward mobility products as notebook computers become more affordable.

•	Mobility — Revenue from mobility products consists of Dell XPStm, Latitudetm and Inspirontm notebooks, Dell Precisiontm mobile workstations, Dell MP3 music players, and Dell Aximtm handhelds. In fiscal 2006, revenue from mobility grew by 19% year-over-year on unit growth of 43% compared to a 22% increase on unit growth of 33% year-over-year in fiscal 2005. We continue to capitalize on the growth of mobile computing with notebooks producing strong revenue and unit growth. As notebooks become more affordable and wireless products become standardized, demand for our mobility products continues to be strong.

•	Software & Peripherals — Revenue from sales of software and peripherals (“S&P”) consists of Dell-branded printers, monitors (not sold with systems), plasma and LCD televisions, projectors, and a multitude of competitively priced third-party printers, software, digital cameras, and other products. In fiscal 2006, software and peripherals revenue grew 27% year-over-year compared to a 36% increase in fiscal 2005. This revenue increase was led by digital displays, as well as imaging and printing products. We experienced strong laser printer demand during the year, driven by color lasers, contributing to an overall 33% increase in our imaging and printer revenue. Revenue of replacement ink and toner cartridges more than doubled year-over-year.

•	Servers & Networking — Revenue from sales of servers and networking products consists of our standards-based PowerEdgetm line of network hardware and PowerConnecttm networking solutions. In fiscal 2006, servers and networking revenue grew 11% on unit growth of 20% year-over-year, compared to 14% increase in fiscal 2005 on 24% unit growth year-over-year. Servers and networking remains a strategic focus area. We competitively price our server products to facilitate additional sales of storage products and higher margin enhanced services. As a result, in fiscal 2006, we grew the enhanced services revenue related to enterprise products by 40% year-over-year. During the year we unveiled our portfolio of single, dual, and four-socket PowerEdgetm servers with Intel’s Xeon® technology.

•	Enhanced Services — Enhanced services consists of a wide range of services including assessment, design and implementation, deployment, asset recovery and recycling, training, enterprise support, client support, and managed lifecycle. In fiscal 2006, enhanced services revenue increased 33% year-over-year compared to a 35% increase in fiscal 2005. We are expanding our services offerings and capabilities globally, resulting in a 61% year-over-year growth in revenues outside the Americas. Enhanced services include the sale and servicing of our standard and extended product warranties. Due to the growth in extended warranty sales, we increased our deferred revenue balance by nearly $799 million, 28% over fiscal 2005, to approximately $3.6 billion.

•	Storage — Revenue from sales of storage products consists of DellIEMC and Dell PowerVaulttm storage devices. In fiscal 2006, revenue increased 38% year-over-year compared to 20% growth in fiscal 2005. In fiscal 2006, Americas led the revenue growth in storage with a 40% increase. In fiscal 2007, we expect to launch PowerVault and DellIEMC solutions that will utilize new technologies intended to drive significant additional increases in performance of these products. These improvements are propelling lower cost solutions for our customers.
Gross Margin
The following table presents information regarding our gross margin during each of the past three fiscal years:

	Fiscal Year Ended

	February 3, 2006		January 28, 2005		January 30, 2004

		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

	(in millions, except percentages)
Revenue	$55,908	100.0%	$49,205	100.0%	$41,444	100.0%
Gross Margin	9,950	17.8%	9,015	18.3%	7,552	18.2%
In fiscal 2006, our gross margin declined as a percentage of revenue while gross margin increased in absolute dollars as compared to fiscal 2005. Our year-over-year decline is primarily due to a product charge of $338 million for estimated warranty costs of servicing or replacing certain OptiPlextmsystems that included a vendor part that failed to perform to our specifications, as well as additional charges for product rationalizations and workforce realignment recognized in the third quarter. These charges were offset by favorable pricing on certain commodity components, higher revenue to leverage fixed production costs, and a favorable shift in product mix as compared to the prior year periods. In fiscal 2005, gross margin as a percentage of net revenue improved slightly to 18.3% compared to 18.2% for fiscal 2004. This year-over-year improvement was primarily driven by our continued cost savings initiatives.
As part of our focus on improving margins, we remain committed to reducing costs in three primary areas: warranty costs, structural materials, and infrastructure. Cost savings initiatives include providing certain customer technical support and back-office functions from cost-effective locations as well as driving more efficient processes and tools globally. We routinely pass cost reductions on to our customers to improve customer value and increase sales.
Operating Expenses
The following table presents information regarding our operating expenses during each of the past three fiscal years:

	Fiscal Year Ended

	February 3, 2006		January 28, 2005		January 30, 2004

		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

	(in millions, except percentages)
Operating Expenses:
Selling, general, and administrative	$5,140	9.2%	$4,298	8.7%	$3,544	8.6%
Research, development, and engineering	463	0.8%	463	1.0%	464	1.1%

Total operating expenses	$5,603	10.0%	$4,761	9.7%	$4,008	9.7%

•	Selling, General, and Administrative — During fiscal 2006, selling, general, and administrative expenses increased 20% to $5.1 billion compared to $4.3 billion for fiscal 2005. Costs increased over fiscal year 2005 primarily related to increased advertising costs, headcount growth, as well as charges of $104 million related to workforce realignment costs ($50 million), costs of operating leases on office space no longer utilized ($25 million), and a write-off of goodwill ($29 million) recognized in the third quarter of fiscal 2006. The goodwill relates to an acquisition in June 2002. As a result of the previously mentioned product rationalization review, we decided to end the service offerings acquired with this business. Therefore, the related goodwill was deemed impaired in the third quarter of fiscal 2006. During fiscal 2005, selling, general, and administrative expenses, as a percentage of net revenue, increased slightly compared to fiscal 2004. This increase is primarily due to our global expansion efforts and a greater mix of business outside the U.S. during fiscal 2005, which typically carries a slightly higher operating expense. The primary component of the overall increase was compensation costs as management focuses on attracting and retaining key personnel in order to support our growth.

•	Research, Development, and Engineering — During fiscal 2006, research, development, and engineering expenses decreased, as a percentage of net revenue, compared to fiscal 2005 and 2004. We manage our research, development, and engineering spending by targeting those innovations and products most valuable to our customers and by relying upon the capabilities of our strategic partners. We will continue to invest in research, development, and engineering activities to support our growth and to provide for new, competitive products. We have obtained 1,581 worldwide patents and have applied for 1,416 additional worldwide patents as of February 3, 2006.

Investment and Other Income, net
The following table summarizes our investment and other income, net for each of the past three fiscal years:

	Fiscal Year Ended

	February 3,	January 28,	January 30,
	2006	2005	2004

	(in millions)
Investment income, primarily interest	$308	$226	$200
Gains on investments, net	4	6	16
Interest expense	(28)	(16)	(14)
CIT minority interest	(26)	(16)	(4)
Other	(31)	(9)	(18)

Investment and other income, net	$227	$191	$180

In fiscal 2006, investment income increased year-over-year primarily due to rising interest rates offset by lower average cash and investment balances. In fiscal 2005, investment income increased from fiscal 2004 primarily due to an increase in interest income earned on higher average balances of cash equivalents and investments.
Income Taxes
Our effective tax rate was 21.9%, 31.5% and 29.0% for fiscal 2006, 2005 and 2004, respectively.
On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. Among other items, the Act created a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%, versus the U.S. federal statutory rate of 35%. In the fourth quarter of fiscal 2005, we recorded an initial estimated income tax charge of $280 million based on the decision to repatriate $4.1 billion of foreign earnings. This tax charge included an amount relating to a drafting oversight that Congressional leaders expected to correct in calendar year 2005. On May 10, 2005, the Department of Treasury issued further guidance that addressed the drafting oversight. In the second quarter of fiscal 2006, we reduced our original estimate of the tax charge by $85 million as a result of the guidance issued by the Treasury Department. As of February 3, 2006, we completed the repatriation of the expected $4.1 billion in foreign earnings.
The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, and permanent differences between the book and tax treatment of certain items. We reported an effective tax rate of approximately 21.9% for fiscal 2006, as compared to 31.5% for fiscal 2005. The decline in our effective tax rate is primarily due to the $85 million tax expense reduction related to the Act and regulatory guidance issued by the IRS, as compared to $280 million related expense in fiscal 2005, as well as a higher proportion of our operating profits being generated in lower foreign tax jurisdictions during fiscal 2006 as compared to a year ago. Our foreign earnings are taxed at lower rates than in the United States. As our mix of earnings changes and foreign earnings become a larger percentage of our total, we expected that our effective tax rate will continue to decline.
Accelerated Vesting of “Out-of-Money” Stock Options — On January 5, 2006, our Board of Directors approved the acceleration of vesting of “out-of-money” stock options with exercise prices equal to or greater than $30.75 per share previously awarded under our equity compensation plans. Options to purchase approximately 101 million shares of common stock or 29% of our outstanding unvested options were subject to the acceleration. The weighted average exercise price of the options that were accelerated was $36.37. The purpose of the acceleration was to enable us to reduce future compensation expense associated with these options upon the adoption of SFAS 123R effective February 4, 2006.

Consolidation of Leasing Affiliate — We are currently a partner in Dell Financial Services, L.P. (“DFS”), a joint venture with CIT Group Inc. (“CIT”). The joint venture allows us to provide our customers with various financing alternatives. We began consolidating DFS’s financial results at the beginning of the third quarter of fiscal 2004 due to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”). See Note 6 of “Notes to Consolidated Financial Statements” included in “Item 8 — Financial Statements and Supplementary Data.”
Off-Balance Sheet Arrangements
Financing Asset Securitization — During fiscal 2006, we continued to sell fixed-term loans and leases and revolving loans to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from ours. The sole purpose of the qualifying special purpose entities is to facilitate the funding of finance receivables in the capital markets. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. We expect to continue to purchase loan and lease receivables in the future and expect that the amount of Dell-funded loan and lease receivables will increase over time. See Note 6, “Financial Services” for further discussion.
Liquidity, Capital Commitments, and Contractual Cash Obligations
Liquidity
In fiscal 2006, we continued to maintain strong liquidity with cash flow from operations of $4.8 billion, compared to $5.3 billion in fiscal 2005. We ended fiscal 2006 with $11.7 billion in cash and investments, a decrease of $2.4 billion over the prior fiscal year end. The following table summarizes our ending cash, cash equivalents, and investments and the results of our consolidated statements of cash flows for the past three fiscal years:

	February 3,	January 28,	January 30,
	2006	2005	2004

	(in millions)
Cash, cash equivalents, and investments(a):
Cash and cash equivalents	$7,042	$4,747	$4,317
Debt securities	4,607	9,253	7,454
Equity and other securities	100	101	151

Cash, cash equivalents and investments	$11,749	$14,101	$11,922

Net cash flow provided by (used in):
Operating activities	$4,839	$5,310	$3,670
Investing activities	3,878	(2,317)	(2,814)
Financing activities	(6,226)	(3,128)	(1,383)
Effect of exchange rate changes on cash and cash equivalents	(196)	565	612

Net increase in cash and cash equivalents	$2,295	$430	$85

(a)	Financing receivables have been separately classified on the balance sheet as of February 3, 2006. As a result, certain items previously included in investments have been reclassified as financing receivables to conform to the fiscal 2006 presentation. These reclassifications have no effect on the results of operations or stockholders’ equity as previously reported.

•	Operating Activities — Cash flows from operating activities during fiscal 2006, 2005, and 2004 resulted primarily from net income, which represents our principal source of cash. In fiscal 2006, the decrease in operating cash flows was primarily led by changes in operating working capital accounts, including income taxes payable. In fiscal 2005, the increase in operating cash flows was primarily led by an increase in operating income and the improvement in our cash conversion cycle.

Operating cash flows have historically been impacted by income tax benefits that result from the exercise of employee stock options. These tax benefits totaled $261 million, $249 million, and $181 million in fiscal 2006, 2005, and 2004, respectively. These benefits are the tax effects of corporate income tax deductions (that are considered taxable income to the employee) that represent the amount by which the fair value of our stock exceeds the option strike price on the day the employee exercises a stock option. Upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment in the first quarter of fiscal 2007, cash flow from operations will be reduced by the excess tax benefit associated with employee stock option exercises.

•	Key Performance Metrics — Our direct business model allows us to maintain a leading asset management system in comparison to our major competitors. We are capable of minimizing inventory risk while collecting amounts due from customers before paying vendors, thus allowing us to generate annual cash flows from operating activities that typically exceed net income. The following table presents the components of our cash conversion cycle for each of the past three fiscal years:

	February 3,	January 28,	January 30,
	2006	2005	2004

Days of sales outstanding(a)(d)	29	27	27
Days of supply in inventory(b)	4	4	3
Days in accounts payable(c)	(77)	(73)	(70)

Cash conversion cycle	(44)	(42)	(40)

(a)	Days of sales outstanding (“DSO”) is based on the ending net trade receivables and most recent quarterly revenue for each period. DSO includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. At February 3, 2006, January 28, 2005 and January 30, 2004, days of sales in accounts receivable and days of customer shipments not yet recognized were 26 and 3 days, 24 and 3 days and 24 and 3 days, respectively.

(b)	Days supply of inventory is based on ending inventory and most recent quarterly cost of sales for each period.

(c)	Days in accounts payable is based on ending accounts payable and most recent quarterly cost of sales for each period.

(d)	Financing receivables have been separately classified on the balance sheet as of February 3, 2006. Prior period balances have been reclassified to conform to the current presentation. Days sales outstanding have also been recalculated for all periods presented to reflect the reclassifications of certain items previously included in accounts receivable to financing receivables.

Our cash conversion cycle improved two days at February 3, 2006 from January 28, 2005. This improvement is due to two contributing factors: (i) a four day increase in days in accounts payable largely attributed to the timing of payments to vendors at the end of the period compared to the prior year and an extra week of operations in fiscal 2006, and (ii) a two day decline in days of sales outstanding attributed to increased international revenue where typical customer payment terms are longer.

We defer the cost of revenue associated with customer shipments not yet recognized as revenue until they are delivered. These deferred costs are included in our reported days of sales outstanding because we believe it presents a more accurate presentation of our days of sales outstanding and cash conversion cycle. These deferred costs are recorded in other current assets in our consolidated statement of financial position and totaled $420 million, $430 million, and $387 million as of February 3, 2006, January 28, 2005 and January 30, 2004, respectively.

•	Investing Activities — Cash provided by investing activities during fiscal 2006 was $3.9 billion, as compared to $2.3 billion cash used in fiscal 2005 and $2.8 billion cash used in fiscal 2004. Cash generated or used in investing activities principally consists of net maturities and sales or purchases of investments, and capital expenditures for property, plant, and equipment. In fiscal 2006, we re-invested a lower amount of proceeds from maturities and sales of investments to build liquidity for share repurchases, which totaled $7.2 billion for fiscal 2006 as compared to $4.2 billion during the same period last year. This was partially offset by an increase in capital expenditures during fiscal 2006 as we continued to focus on investing in our global infrastructure in order to support our rapid global growth. In fiscal 2005, the decrease in cash used in investing activities compared to fiscal 2004, was primarily due to the purchase of $636 million in assets during fiscal 2004 that were held in master lease facilities.

We historically maintained master lease facilities which provided us with the ability to lease certain real property, buildings, and equipment to be constructed or acquired. These leases were accounted for as operating leases. During fiscal 2004, we paid $636 million to purchase all of the assets covered by our master lease facilities. Accordingly, the assets formerly covered by these facilities are included in our consolidated statement of financial position and we have no remaining lease commitments.

•	Financing Activities — Cash used in financing activities during fiscal 2006 was $6.2 billion, as compared to $3.1 billion in fiscal 2005 and $1.4 billion in fiscal 2004. Financing activities primarily consist of the repurchase of our common stock, partially offset by proceeds from the issuance of common stock under employee stock plans and other items. In fiscal 2006, the year-over-year increase in cash used in financing activities is due primarily to the increase in share repurchases of 204 million shares at an aggregate cost of $7.2 billion, compared to 119 million shares at an aggregate cost of $4.2 billion in fiscal 2005 and 63 million at an aggregate costs of $2.0 billion in fiscal 2004. In fiscal 2005, the increase in share repurchases compared to fiscal 2004 drove the year-over-year increase in cash used in financing activities.

We typically generate annual cash flows from operating activities in amounts greater than net income, driven mainly by our efficient cash conversion cycle, the growth in accrued service liabilities and deferred revenue, and non-cash depreciation and amortization expenses. We currently believe that our fiscal 2007 cash flows from operations will exceed net income and be more than sufficient to support our operations and capital requirements. We currently anticipate that we will continue to utilize our strong liquidity and cash flows from operations to repurchase our common stock, make capital investments, and fund various financing assets on Dell’s balance sheet. However, we may access the capital markets later in fiscal 2007 to fund DFS funding requirements as well as other potential uses for cash.
Capital Commitments
Share Repurchase Program — We have a share repurchase program that authorizes us to purchase shares of common stock in order to both distribute cash to stockholders and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. As of February 3, 2006, Dell’s share repurchase program authorized the purchase of up to 1.5 billion shares of common stock at an aggregate cost not to exceed $30 billion.
We expect to continue to repurchase shares of common stock through a systematic program of open market purchases. As of the end of fiscal 2006, we had cumulatively repurchased 1.4 billion shares for an aggregate cost of approximately $25.6 billion. During fiscal 2006, we repurchased 204 million shares of common stock for an aggregate cost of $7.2 billion. During fiscal 2005, we repurchased 119 million shares of common stock for an aggregate cost of $4.2 billion. We currently expect to spend at least $1.2 billion in share repurchases for the first quarter of fiscal 2007.

Capital Expenditures — During fiscal 2006, we spent $728 million on property, plant, and equipment primarily on our global expansion efforts and infrastructure investments in order to support future growth. Product demand and mix, as well as ongoing efficiencies in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Capital expenditures for fiscal 2007 related to our infrastructure are currently expected to be approximately $800 million. Capital expenditures during fiscal 2007 are expected to be funded by cash flows from operating activities and are estimated to increase compared to recent years due to our continued expansion worldwide and the need for additional manufacturing capacity.
Restricted Cash — Pursuant to an agreement between DFS and CIT, DFS is required to maintain certain escrow cash accounts associated with revolving loans originated by CIT and serviced by DFS. Due to the consolidation of DFS, $453 million and $438 million in restricted cash is included in other current assets on our consolidated statement of financial position as of February 3, 2006 and January 28, 2005, respectively.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of February 3, 2006:

		Payments Due by Period

		Fiscal	Fiscal 2008-	Fiscal 2010-
	Total	2007	2009	2011	Beyond

	(in millions)
Long-term debt, including current portion	$505	$1	$204	$3	$297
Operating leases	346	67	109	63	107
Advances under credit facilities	133	78	55	—	—
Purchase obligations	556	482	59	15	—
DFS purchase commitment	100	—	—	100	—

Total contractual cash obligations	$1,640	$628	$427	$181	$404

Long-Term Debt — As of February 3, 2006, we had outstanding $200 million in Senior Notes due April 15, 2008 and $300 million in Senior Debentures due April 15, 2028. For additional information regarding these issuances, see Note 2 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”
Concurrent with the issuance of the Senior Notes and Senior Debentures, we entered into interest rate swap agreements converting our interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to our cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London Interbank Offered Rates plus 0.41% and 0.79% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, our effective interest rates for the Senior Notes and Senior Debentures were 4.108% and 4.448%, respectively, for fiscal 2006.
Operating Leases — We lease property and equipment, manufacturing facilities, and office space under non-cancellable leases. Certain of these leases obligate us to pay taxes, maintenance, and repair costs.
Advances Under Credit Facilities — DFS maintains credit facilities with CIT, which provide DFS with a funding capacity of up to $750 million. Outstanding advances under these facilities totalled $133 million and $158 million as of February 3, 2006 and January 28, 2005, respectively, and are included in other current and non-current liabilities on our consolidated statement of financial position.
Purchase Obligations — Purchase obligations are defined as contractual obligations to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include contracts that may be cancelled without penalty.
We utilize several suppliers to manufacture sub-assemblies for our products. Our highly efficient supply chain management allows us to enter into flexible and mutually beneficial purchase arrangements with our suppliers in order to minimize inventory risk. Consistent with industry practice, we acquire raw materials or other goods and services, including product components, by issuing suppliers authorizations to purchase based on our projected demand and manufacturing needs. These purchase orders are typically fulfilled within 30 days and are entered into during the ordinary course of business in order to establish best pricing and continuity of supply for our production. Purchase orders are not included in the table above as they typically represent our authorization to purchase rather than binding purchase obligations.
DFS Purchase Commitment — Included in the table above is our minimum purchase obligation to purchase CIT’s 30% interest in DFS at the expiration of the joint venture on January 29, 2010, for a purchase price ranging from approximately $100 million to $345 million. See Note 6 of “Notes to Consolidated Financial Statements” included in “Item 8 — Financial Statements and Supplementary Data.”
Market Risk
We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks.
Foreign Currency Hedging Activities
Our objective in managing our exposures to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations on earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, we utilize foreign currency option contracts and forward contracts to hedge our exposure on forecasted transactions and firm commitments in over 20 currencies in which we transact business. The principal currencies hedged during fiscal 2006 were the Euro, British Pound, Japanese Yen, and Canadian Dollar. We monitor our foreign currency exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions. However, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations and financial position.
Based on our foreign currency cash flow hedge instruments outstanding at February 3, 2006 and January 28, 2005, we estimate a maximum potential one-day loss in fair value of approximately $46 million and $43 million, respectively, using a Value-at-Risk (“VAR”) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued our foreign currency instruments against a thousand randomly generated market price paths. Forecasted transactions, firm commitments, fair value hedge instruments, and accounts receivable and payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that will be incurred. Additionally, as we utilize foreign currency instruments for hedging forecasted and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. As a result of our hedging activities, foreign currency fluctuations did not have a material impact on our results of operations and financial position during fiscal 2006, 2005, and 2004.
Cash and Investments
At February 3, 2006, we had $11.7 billion of total cash and investments (including investments in equity securities discussed below), all of which are stated at fair value. Our investment policy is to manage our total cash and investments balances to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and through the use of third-party investment managers. Based on our investment portfolio and interest rates at February 3, 2006, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $60 million in the fair value of the investment portfolio. Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the loss is considered to be other than temporary.
Debt
We have entered into interest rate swap arrangements that convert our fixed interest rate expense to a floating rate basis to better align the associated interest rate characteristics to our cash and investments portfolio. The interest rate swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We have designated the issuance of the Senior Notes and Senior Debentures and the related interest rate swap agreements as an integrated transaction. The difference between our carrying amounts and fair value of our long-term debt and related interest rate swaps was not material at February 3, 2006 and January 28, 2005. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change.
Risk Factors Affecting Dell’s Business and Prospects
There are numerous risk factors that affect our business and the results of our operations. These risk factors include general economic and business conditions; the level of demand for our products and services; the level and intensity of competition in the technology industry and the pricing pressures that have resulted; our ability to timely and effectively manage periodic product transitions, as well as component availability and cost; our ability to develop new products based on new or evolving technology and the market’s acceptance of those products; our ability to manage our inventory levels to minimize excess inventory, declining inventory values, and obsolescence; the product, customer, and geographic sales mix of any particular period; our ability to effectively manage our operating costs; and the effect of armed hostilities, terrorism, natural disasters, or public health issues on the economy generally, on the level of demand for our products and services, and on our ability to manage our supply and delivery logistics in such an environment. For a discussion of these and other risk factors affecting Dell’s business and prospects, see “Item 1A — Risk Factors.”
Critical Accounting Policies
We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of GAAP financial statements requires certain estimates, assumptions, and judgments to be made that may affect our consolidated statement of financial position and results of operations. We believe our most critical accounting policies relate to revenue recognition, warranty accruals, and income taxes. We have discussed the development, selection, and disclosure of our critical accounting policies with the Audit Committee of Dell’s Board of Directors. These critical accounting policies and our other accounting policies are described in Note 1 of “Notes to Consolidated Financial Statements” included in “Item 8 — Financial Statements and Supplementary Data.”
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
Estimates that further impact revenue recognition relate primarily to customer sales returns and allowance for doubtful accounts. Both estimates are relatively predictable based on historical experience. The primary factors affecting Dell’s accrual for estimated customer returns include estimated return rates as well as the number of units shipped that still have a right of return as of the balance sheet date. During recent fiscal years, customer returns as a percentage of revenues have been approximately 1%. Factors affecting Dell’s allowance for doubtful accounts include historical and anticipated customer default rates of the various aging categories of accounts receivable. Each quarter, Dell reevaluates its estimates to assess the adequacy of its recorded accruals for customer returns and allowance for doubtful accounts and adjusts the amounts as necessary.
Warranty — We record warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. The specific warranty terms and conditions vary depending upon the product sold and country in which Dell does business, but generally includes technical support, parts, and labor over a period ranging from 90 days to three years. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy our warranty obligation. The anticipated rate of warranty claims is the primary factor impacting our estimated warranty obligation. The other factors are less significant due to the fact that the average remaining aggregate warranty period of the covered installed base is approximately 20 months, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at pre-established amounts with service providers. Warranty claims are relatively predictable based on historical experience of failure rates. If actual results differ from our estimates, we revised our estimated warranty liability to reflect such changes. Each quarter, we reevaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.
Income Taxes — We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.
Recently Issued Accounting Pronouncements
See Note 1 of the “Notes to Consolidated Financial Statements.” in Item 8 for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Dell Inc.
We have completed integrated audits of the 2006 and 2005 consolidated financial statements of Dell Inc. (the “Company”) and of its internal control over financial reporting as of February 3, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions based on our audits, are presented below.
Consolidated Financial Statements and Financial Statement Schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dell Inc. and its subsidiaries at February 3, 2006 and January 28, 2005, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal Control Over Financial Reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A — Controls and Procedures, that the Company maintained effective internal control over financial reporting as of February 3, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Austin, Texas
March 15, 2006

DELL INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	February 3,	January 28,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$7,042	$4,747
Short-term investments	2,016	5,060
Accounts receivable, net	4,089	3,563
Financing receivables, net	1,363	985
Inventories	576	459
Other	2,620	2,083

Total current assets	17,706	16,897
Property, plant, and equipment, net	2,005	1,691
Investments	2,691	4,294
Long-term financing receivables, net	325	199
Other non-current assets	382	134

Total assets	$23,109	$23,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,840	$8,895
Accrued and other	6,087	5,241

Total current liabilities	15,927	14,136
Long-term debt	504	505
Other non-current liabilities	2,549	2,089

Total liabilities	18,980	16,730

Commitments and contingent liabilities (Note 8)	—	—
Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 2,818 and 2,769, respectively	9,540	8,195
Treasury stock, at cost; 488 and 284 shares, respectively	(18,007)	(10,758)
Retained earnings	12,746	9,174
Other comprehensive loss	(103)	(82)
Other	(47)	(44)

Total stockholders’ equity	4,129	6,485

Total liabilities and stockholders’ equity	$23,109	$23,215

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Fiscal Year Ended

	February 3,	January 28,	January 30,
	2006	2005	2004

Net revenue	$55,908	$49,205	$41,444
Cost of revenue	45,958	40,190	33,892

Gross margin	9,950	9,015	7,552

Operating expenses:
Selling, general, and administrative	5,140	4,298	3,544
Research, development, and engineering	463	463	464

Total operating expenses	5,603	4,761	4,008

Operating income	4,347	4,254	3,544
Investment and other income, net	227	191	180

Income before income taxes	4,574	4,445	3,724
Income tax provision	1,002	1,402	1,079

Net income	$3,572	$3,043	$2,645

Earnings per common share:
Basic	$1.49	$1.21	$1.03

Diluted	$1.46	$1.18	$1.01

Weighted average shares outstanding:
Basic	2,403	2,509	2,565
Diluted	2,449	2,568	2,619
The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended

	February 3,	January 28,	January 30,
	2006	2005	2004

Cash flows from operating activities:
Net income	$3,572	$3,043	$2,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	393	334	263
Tax benefits of employee stock plans	261	249	181
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	70	(602)	(677)
Other	188	78	113
Changes in:
Operating working capital	(67)	1,755	872
Non-current assets and liabilities	422	453	273

Net cash provided by operating activities	4,839	5,310	3,670

Cash flows from investing activities:
Investments:
Purchases	(7,562)	(12,261)	(12,099)
Maturities and sales	12,168	10,469	10,078
Capital expenditures	(728)	(525)	(329)
Purchase of assets held in master lease facilities	—	—	(636)
Cash assumed in consolidation of Dell Financial Services L.P.	—	—	172

Net cash provided by (used in) investing activities	3,878	(2,317)	(2,814)

Cash flows from financing activities:
Repurchase of common stock	(7,249)	(4,219)	(2,000)
Issuance of common stock under employee plans and other	1,023	1,091	617

Net cash used in financing activities	(6,226)	(3,128)	(1,383)

Effect of exchange rate changes on cash and cash equivalents	(196)	565	612

Net increase in cash and cash equivalents	2,295	430	85
Cash and cash equivalents at beginning of period	4,747	4,317	4,232

Cash and cash equivalents at end of period	$7,042	$4,747	$4,317

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock
	and Capital in
	Excess of Par
	Value		Treasury Stock			Other
					Retained	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Other	Total

Balances at January 31, 2003	2,681	$6,018	102	$(4,539)	$3,486	$(33)	$(59)	$4,873
Net income	—	—	—	—	2,645	—	—	2,645
Change in net unrealized gain on investments, net of taxes of $19	—	—	—	—	—	(35)	—	(35)
Foreign currency translation adjustments	—	—	—	—	—	6	—	6
Change in net unrealized loss on derivative instruments, net of taxes of $5	—	—	—	—	—	(21)	—	(21)

Total comprehensive income								2,595
Stock issuances under employee plans, including tax benefits	40	805	—	—	—	—	—	805
Repurchases	—	—	63	(2,000)	—	—	—	(2,000)
Other	—	—	—	—	—	—	7	7

Balances at January 30, 2004	2,721	6,823	165	(6,539)	6,131	(83)	(52)	6,280
Net income	—	—	—	—	3,043	—	—	3,043
Change in net unrealized gain on investments, net of taxes of $16	—	—	—	—	—	(52)	—	(52)
Foreign currency translation adjustments	—	—	—	—	—	1	—	1
Change in net unrealized loss on derivative instruments, net of taxes of $21	—	—	—	—	—	52	—	52

Total comprehensive income								3,044
Stock issuances under employee plans, including tax benefits	48	1,372	—	—	—	—	—	1,372
Repurchases	—	—	119	(4,219)	—	—	—	(4,219)
Other	—	—	—	—	—	—	8	8

Balances at January 28, 2005	2,769	8,195	284	(10,758)	9,174	(82)	(44)	6,485
Net income	—	—	—	—	3,572	—	—	3,572
Change in net unrealized gain on investments, net of taxes of $1	—	—	—	—	—	(24)	—	(24)
Foreign currency translation adjustments	—	—	—	—	—	(8)	—	(8)
Change in net unrealized loss on derivative instruments, net of taxes of $4	—	—	—	—	—	11	—	11

Total comprehensive income								3,551
Stock issuances under employee plans, including tax benefits	49	1,345	—	—	—	—	—	1,345
Repurchases	—	—	204	(7,249)	—	—	—	(7,249)
Other	—	—	—	—	—	—	(3)	(3)

Balances at February 3, 2006	2,818	$9,540	488	$(18,007)	$12,746	$(103)	$(47)	$4,129

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
Fiscal Year — Dell’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal year ending February 3, 2006 included 53 weeks, and the fiscal years ending January 28, 2005 and January 30, 2004 included 52 weeks.
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
Investments — Dell’s investments in debt securities and publicly traded equity securities are classified as available-for-sale and are reported at fair market value (based on quoted market prices) using the specific identification method. Unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity. Realized gains and losses on investments are included in investment and other income, net when realized. All other investments are initially recorded at cost. An impairment loss to reduce an investment’s carrying amount to its fair market value is recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other-than-temporary.
Finance Receivables — Financing receivables primarily consist of fixed-term loans and leases and revolving loans. Dell sells certain finance receivables to unconsolidated qualifying special purpose entities in securitization transactions. The receivables are removed from the statement of financial position at the time they are sold. Receivables are considered sold when the receivables are transferred beyond the reach of Dell’s creditors, the transferee has the right to pledge or exchange the assets, and Dell has surrendered control over the rights and obligations of the receivables. Gains and losses from the sale of fixed-term loans and leases and revolving loans are recognized in the period the sale occurs, based upon the relative fair value of the assets sold and the remaining retained interests. The retained interests are recorded in financing receivables at fair value. Dell estimates fair value based on the present value of future expected cash flows using assumptions for estimated credit losses and prepayment rates.
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
Foreign Currency Translation — The majority of Dell’s international sales are made by international subsidiaries, most of which have the U.S. dollar as their functional currency. Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and liabilities. Gains and losses from remeasurement of monetary assets and liabilities are included in investment and other income, net. Dell’s subsidiaries that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. Revenue and expenses from these international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur. The resulting gains and losses from these foreign currency translation adjustments are included as a component of stockholders’ equity.
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
Treasury Stock — Effective with the beginning of the second quarter of fiscal 2002, Dell began holding repurchased shares of its common stock as treasury stock. Prior to that date, Dell retired all such repurchased shares, which were recorded as a reduction to retained earnings. Dell accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.
Revenue Recognition — Net revenue includes sales of hardware, software and peripherals, and services (including extended service contracts and professional services). These products and services are sold either separately or as part of a multiple-element arrangement. Dell allocates revenue from multiple-element arrangements to the elements based on the relative fair value of each element, which is generally based on the relative sales price of each element when sold separately. The allocation of fair value for a multiple-element software arrangement is based on vendor specific objective evidence (“VSOE”) or in absence of VSOE for delivered elements, the residual method. In the absence of VSOE for undelivered elements, revenue is deferred and subsequently recognized over the term of the arrangement. For sales of extended warranties with a separate contract price, Dell defers revenue equal to the separately stated price. Revenue associated with undelivered elements is deferred and recorded when delivery occurs. Product revenue is recognized, net of an allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Revenue from extended warranty and service contracts, for which Dell is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Revenue from sales of third-party extended warranty and service contracts, for which Dell is not obligated to perform, is recognized on a net basis at the time of sale.
Dell defers the cost of shipped products awaiting revenue recognition until the goods are delivered and revenue is recognized. In-transit product shipments to customers totaled $420 million and $430 million as of February 3, 2006 and January 28, 2005, respectively, and are included in other current assets on Dell’s consolidated statement of financial position.
Warranty — Dell records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. The specific warranty terms and conditions vary depending upon the product sold and country in which Dell does business, but generally includes technical support, parts, and labor over a period ranging from 90 days to three years. Factors that affect Dell’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy Dell’s warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the estimated warranty obligation. The other factors are less significant due to the fact that the average remaining aggregate warranty period of the covered installed base is approximately 20 months, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at pre-established amounts with service providers. Warranty claims are relatively predictable based on historical experience of failure rates. If actual results differ from the estimates, Dell would adjust the estimated warranty liability. Each quarter, Dell reevaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Shipping Costs — Dell’s shipping and handling costs are included in cost of sales in the accompanying consolidated statement of income for all periods presented.
Selling, General, and Administrative — Selling expenses include items such as sales commissions, marketing and advertising costs, and contractor services. Advertising costs are expensed as incurred and were $773 million, $576 million, and $473 million during fiscal 2006, 2005, and 2004, respectively. General and administrative expenses include items for Dell’s administrative functions, such as Finance, Legal, Human Resources, and information technology support. These functions include costs for items such as salaries, maintenance and supplies, insurance, depreciation expense, and allowance for doubtful accounts.
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
Website Development Costs — Dell expenses, as incurred, the costs of maintenance and minor enhancements to the features and functionality of its websites.
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

Earnings Per Common Share — Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is antidilutive to earnings per share. Accordingly, certain employee stock options and equity put contracts (during fiscal 2004) have been excluded from the calculation of diluted weighted average shares totaling 127 million, 103 million, and 138 million shares during fiscal 2006, 2005, and 2004, respectively.
The following table sets forth the computation of basic and diluted earnings per share for each of the past three fiscal years:

	Fiscal Year Ended

	February 3,	January 28,	January 30,
	2006	2005	2004

	(in millions, except per share amounts)
Numerator:
Net income	$3,572	$3,043	$2,645

Denominator:
Weighted average shares outstanding:
Basic	2,403	2,509	2,565
Employee stock options and other	46	59	54

Diluted	2,449	2,568	2,619

Earnings per common share:
Basic	$1.49	$1.21	$1.03
Diluted	$1.46	$1.18	$1.01
Pro Forma Effects of Stock-Based Compensation — As of February 3, 2006, Dell had four stock-based compensation plans and an employee stock purchase plan with outstanding stock or stock options. See Note 5 of “Notes to Consolidated Financial Statements.” Dell currently applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans.
On January 5, 2006, Dell’s Board of Directors approved the acceleration of vesting of certain unvested and “out-of-money” stock options with exercise prices equal to or greater than $30.75 per share previously awarded under equity compensation plans. Options to purchase approximately 101 million shares of common stock or 29% of the outstanding unvested options were subject to the acceleration. The weighted average exercise price of the options that were accelerated was $36.37. The purpose of the acceleration was to enable Dell to reduce future compensation expense associated with these options in the consolidated statements of operations upon the adoption of SFAS No. 123 (revised 2004), (“SFAS No. 123(R)”), Share-Based Payment effective February 4, 2006.

The following table illustrates the effect on net income and earnings per share for each of the past three fiscal years as if Dell had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation:

	Fiscal Year Ended

	February 3,	January 28,	January 30,
	2006	2005	2004

	(in millions, except per share amounts)
Net income — as reported	$3,572	$3,043	$2,645
Deduct: Total share-based employee compensation determined under fair value method for all awards, net of related tax effects	(1,094)	(812)	(829)

Net income — pro forma	$2,478	$2,231	$1,816

Earnings per common share:
Basic — as reported	$1.49	$1.21	$1.03
Basic — pro forma	$1.03	$0.89	$0.71
Diluted — as reported	$1.46	$1.18	$1.01
Diluted — pro forma	$1.02	$0.88	$0.68
Under the Black-Scholes option pricing model, the weighted average fair value of stock options at date of grant was $10.22, $10.72, and $10.25, per option for options granted during fiscal 2006, 2005, and 2004, respectively.
Additionally, the weighted average fair value of the purchase rights under the employee stock purchase plan granted in fiscal 2006, 2005, and 2004 was $6.30, $9.77, and $7.88 per right, respectively. The weighted average fair value of options and purchase rights under the employee stock purchase plan was determined based on the Black-Scholes model weighted for all grants during the period, utilizing the assumptions below. In addition, the amount of stock-based compensation expense to be incurred in future periods will be reduced as a result of the acceleration of certain unvested and “out-of-the-money” stock options in fiscal 2006. Consequently, the total share-based employee compensation determined under the fair value method for all awards, net of related tax effects increased $384 million for fiscal 2006.

	Fiscal Year Ended

	February 3,	January 28,	January 30,
	2006	2005	2004

Expected term:
Stock options	3.8 years	3.8 years	3.8 years
Employee stock purchase plan	3 months	6 months	6 months
Risk-free interest rate	3.9%	2.89%	2.99%
Volatility	25%	36%	43%
Dividends	0%	0%	0%
Dell periodically evaluates the stock option exercise behavior of its employees, among other relevant factors, and has determined that the best estimate of the expected term of stock options granted in fiscal 2006, 2005, and 2004 was 3.8 years. Dell revised the assumptions surrounding the expected term of the employee stock purchase plan for revisions made to the participation period of its employee stock purchase plan from six months in fiscal 2005 and 2004 to three months in fiscal 2006. Dell used a blend of expected implied and historical volatility, as well as other economic data, to estimate the volatility for fiscal 2006, 2005, and 2004 option grants, because management believes such volatility is more representative of prospective trends.
Recently Issued Accounting Pronouncements — In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123(R), Dell must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption.
In April 2005, the Securities Exchange Commission (“SEC”) amended Rule 401(a) of Regulation S-X to delay the effective date for compliance with SFAS No. 123(R). Based on the amended rule, we are required to adopt SFAS No. 123(R) beginning with our fiscal 2007. Dell has evaluated the requirements of SFAS No. 123(R) and will adopt SFAS No. 123(R) beginning in the first quarter of fiscal 2007. Dell currently estimates this adoption to have a three cent impact on earnings per share in the first quarter of fiscal 2007. Dell will apply the modified prospective method, which requires that it record compensation expense for all unvested stock option and restricted stock awards as required by SFAS 123(R) in the periods beginning with fiscal 2007.
In June 2005, the FASB issued FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive (the “Directive”), adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the customer replaces the equipment. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which the manufacturers have significant operations. Dell adopted FSP 143-1 in the first quarter of fiscal 2006 and has determined that its effect did not have a material impact on its consolidated results of operations and financial condition for fiscal 2006.
In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”(“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by Dell in the first quarter of fiscal 2007. Dell is currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.
Reclassifications — Financing receivables have been separately classified on the balance sheet as of February 3, 2006. Prior periods have been reclassified to conform to the current presentation. These reclassifications have no effect on the results of operations or stockholders’ equity as previously reported.
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

Cash and cash equivalents, accounts receivable, accounts payable, and accrued and other liabilities are reflected in the accompanying consolidated statement of financial position at cost, which approximates fair value because of the short-term maturity of these assets and liabilities.
Investments
The following table summarizes by major security type the fair value and cost of Dell’s investments. All investments with remaining maturities in excess of one year are recorded as long-term investments in the accompanying consolidated statement of financial position.

	February 3, 2006			January 28, 2005

	Fair		Unrealized	Fair		Unrealized
	Value	Cost	Gain (Loss)	Value	Cost	Gain (Loss)

	(in millions)
Debt securities:
U.S. government and agencies	$2,501	$2,547	$(46)	$7,973	$8,012	$(39)
U.S. corporate	1,638	1,657	(19)	1,012	1,021	(9)
International corporate	352	359	(7)	243	245	(2)
State and municipal governments	115	115	—	25	25	—

Total debt securities	4,606	4,678	(72)	9,253	9,303	(50)
Equity and other securities	101	101	—	101	98	3

Total investments	$4,707	$4,779	$(72)	$9,354	$9,401	$(47)

Short-term	$2,016	$2,028	$(12)	$5,060	$5,068	$(8)
Long-term	2,691	2,751	(60)	4,294	4,333	(39)

Total investments	$4,707	$4,779	$(72)	$9,354	$9,401	$(47)

As of February 3, 2006, Dell had approximately 385 debt investment positions that had fair values below their carrying values for a period of less than 12 months. The fair value and unrealized losses on these investment positions totaled $2 billion and $27 million, respectively, as of February 3, 2006. As of February 3, 2006, Dell had approximately 660 investment positions that had fair values below their carrying values for a period of more than 12 months. The fair value and unrealized losses on these investment positions totaled $2 billion and $45 million, respectively, as of February 3, 2006. The unrealized losses are due to changes in interest rates and are expected to be recovered over the contractual term of the instrument.
The following table summarizes Dell’s recognized gains and losses on investments, including impairments of certain investments:

	Fiscal Year Ended

	February 3,	January 28,	January 30,
	2006	2005	2004

	(in millions)
Gains	$13	$40	$94
Losses	(9)	(34)	(78)

Net recognized gains	$4	$6	$16

Dell routinely enters into securities lending agreements with financial institutions in order to enhance investment income. Dell requires that the loaned securities be collateralized in the form of cash or securities for values which generally exceed the value of the loaned security. As of February 3, 2006, there were no securities on loan.
Foreign Currency Instruments
Dell uses purchased option contracts and forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in its forecasted transactions denomi-

nated in currencies other than the U.S. dollar. Hedged transactions include international sales by U.S. dollar functional currency entities, foreign currency denominated purchases of certain components and intercompany shipments to some international subsidiaries. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is entered into until the time it is settled. These contracts generally expire in twelve months or less.
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
If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is initially deferred in other comprehensive income (loss) net of tax. These amounts are subsequently recognized in income as a component of net revenue or cost of revenue in the same period the hedged transaction affects earnings. The ineffective portion of the change in the fair value of a cash flow hedge is recognized currently in earnings and is reported as a component of investment and other income, net. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the forecasted transaction’s terminal value. During fiscal 2006, 2005, and 2004, Dell did not discontinue any cash flow hedges as substantially all forecasted foreign currency transactions were realized in Dell’s actual results. Furthermore, hedge ineffectiveness was not material.
At February 3, 2006, Dell held purchased foreign currency option contracts with a notional amount of approximately $3.3 billion, a net asset value of $145 million and a net unrealized deferred gain of $1 million, net of taxes. At February 3, 2006, Dell held foreign currency forward contracts with a notional amount of approximately $3.3 billion, a net asset value of $1 million and a net unrealized deferred loss of $20 million, net of taxes.
At January 28, 2005, Dell held purchased foreign currency option contracts with a notional amount of approximately $2.0 billion, a net asset value of $53 million and a net unrealized deferred loss of $52 million, net of taxes. At January 28, 2005, Dell held foreign currency forward contracts with a notional amount of approximately $3.0 billion, a net liability value of $146 million and a net unrealized deferred gain of $21 million, net of taxes.
Long-Term Debt and Interest Rate Risk Management
In April 1998, Dell issued $200 million 6.55% fixed rate senior notes due April 15, 2008 (the “Senior Notes”) and $300 million 7.10% fixed rate senior debentures due April 15, 2028 (the “Senior Debentures”). Interest on the Senior Notes and Senior Debentures is paid semi-annually, on April 15 and October 15. The Senior Notes and Senior Debentures rank pari passu and are redeemable, in whole or in part, at the election of Dell for principal, any accrued interest and a redemption premium based on the present value of interest to be paid over the term of the debt agreements. The Senior Notes and Senior Debentures generally contain no restrictive covenants, other than a limitation on liens on Dell’s assets and a limitation on sale-leaseback transactions involving Dell property.
Concurrent with the issuance of the Senior Notes and Senior Debentures, Dell entered into interest rate swap agreements converting Dell’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month

London Interbank Offered Rates plus 0.41% and 0.79% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, Dell’s effective interest rates for the Senior Notes and Senior Debentures were 4.108% and 4.448%, respectively, for fiscal 2006.
The interest rate swap agreements are designated as fair value hedges, and the terms of the swap agreements and hedged items are such that effectiveness can be measured using the short-cut method defined in SFAS No. 133. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change. The difference between Dell’s carrying amounts and fair value of its long-term debt and related interest rate swaps was not material at February 3, 2006 and January 28, 2005.
NOTE 3 — Income Taxes
The provision for income taxes consists of the following:

	Fiscal Year Ended

	February 3,	January 28,	January 30,
	2006	2005	2004

	(in millions)
Current:
Domestic	$1,075	$984	$969
Foreign	259	209	132
Tax repatriation (benefit) charge	(85)	280	—
Deferred	(247)	(71)	(22)

Provision for income taxes	$1,002	$1,402	$1,079

Income before income taxes included approximately $3.0 billion, $2.4 billion and $1.6 billion related to foreign operations in fiscal 2006, 2005, and 2004, respectively. On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. Among other items, the Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%, versus the U.S. federal statutory rate of 35%. In the fourth quarter of fiscal 2005, Dell recorded an initial estimated income tax charge of $280 million based on the decision to repatriate $4.1 billion of foreign earnings. This tax charge included an amount relating to a drafting oversight that Congressional leaders expected to correct in calendar year 2005. On May 10, 2005, the Department of Treasury issued further guidance that addressed the drafting oversight. In the second quarter of fiscal 2006, Dell reduced its original estimate of the tax charge by $85 million as a result of the guidance issued by the Treasury Department. As of February 3, 2006, Dell had completed the repatriation of the expected $4.1 billion in foreign earnings.
Deferred taxes have not been provided on excess book basis in the amount of approximately $5.7 billion in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future and are essentially permanent in duration. These basis differences arose primarily through the undistributed book earnings of the subsidiaries that Dell intends to reinvest indefinitely. The basis differences could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries as well as various other events. Net of available foreign tax credits, residual income tax of approximately $1.6 billion would be due upon a reversal of this excess book basis.

The components of Dell’s net deferred tax asset are as follows:

	February 3,	January 28,
	2006	2005

	(in millions)
Deferred tax assets:
Deferred revenue	$290	$241
Inventory and warranty provisions	254	232
Investment impairments and unrealized gains	19	23
Provisions for product returns and doubtful accounts	48	22
Capital loss	8	6
Leasing and financing	119	—
Other	123	99

	861	623
Deferred tax liabilities:
Property and equipment	(109)	(156)
Leasing and financing	—	(10)
Other	(35)	(26)

	(144)	(192)

Net deferred tax asset	$717	$431

Current portion (included in other current assets)	$441	$425
Non-current portion (included in other non-current assets)	276	6

Net deferred tax asset	$717	$431

A portion of Dell’s operations operate at a reduced tax rate or free of tax under various tax holidays which expire in whole or in part during fiscal 2009 through 2019. Many of these holidays may be extended when certain conditions are met. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $364 million ($0.15 per share) in fiscal 2006, $280 million ($0.11 per share) in fiscal 2005, and $210 million ($0.08 per share) in fiscal 2004.
The effective tax rate differed from the statutory U.S. federal income tax rate as follows:

	Fiscal Year Ended

	February 3,	January 28,	January 30,
	2006	2005	2004

U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign income taxed at different rates	(13.8)	(11.6)	(7.3)
Tax repatriation (benefit) charge	(1.9)	6.3	—
Other	2.6	1.8	1.3

Effective tax rate	21.9%	31.5%	29.0%

The reduction in Dell’s fiscal 2006 effective tax rate, compared to fiscal 2005 and fiscal 2004, is due to the aforementioned tax repatriation charge and a higher proportion of operating profits attributable to foreign jurisdictions which are taxed at lower rates.
NOTE 4 — Capitalization
Preferred Stock
Authorized Shares — Dell has the authority to issue five million shares of preferred stock, par value $.01 per share. At February 3, 2006 and January 28, 2005, no shares of preferred stock were issued or outstanding.
Series A Junior Participating Preferred Stock — In conjunction with the distribution of Preferred Share Purchase Rights (see below), Dell’s Board of Directors designated 200,000 shares of preferred stock as Series A Junior Participating Preferred Stock (“Junior Preferred Stock”) and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. The Preferred Share Purchase Rights expired on November 29, 2005, and Dell’s Board of Directors eliminated the previously designated and reserved shares on February 1, 2006. At February 3, 2006 and January 28, 2005, no shares of Junior Preferred Stock were issued or outstanding.
Common Stock
Authorized Shares — As of February 3, 2006, Dell is authorized to issue seven billion shares of common stock, par value $.01 per share.
Share Repurchase Program — Dell has a share repurchase program that authorizes it to purchase shares of common stock in order to both distribute cash to stockholders and manage dilution resulting from shares issued under Dell’s equity compensation plans. However, Dell does not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. As of February 3, 2006, Dell’s share repurchase program authorized the purchase of up to 1.5 billion shares of common stock at an aggregate cost not to exceed $30 billion. Dell expects to repurchase shares of common stock through a systematic program of open market purchases. As of the end of fiscal 2006, Dell had cumulatively repurchased 1.4 billion shares for an aggregate cost of approximately $25.6 billion. During fiscal 2006, Dell repurchased 204 million shares of common stock for an aggregate cost of $7.2 billion.
Preferred Share Purchase Rights
In December 1995, Dell distributed a dividend of one Preferred Share Repurchase Right (a “Right”) for each outstanding share of common stock. Dell issued shares of common stock with accompanying Preferred Share Purchase Rights until the rights expired on November 29, 2005.
NOTE 5 — Benefit Plans
Stock Plans  — Dell has the following four employee stock plans (collectively referred to as the “Stock Plans”) under which options and restricted stock were outstanding as of February 3, 2006:

•	The Dell Computer Corporation 1989 Stock Option Plan (the “1989 Option Plan”)

•	The Dell Computer Corporation Incentive Plan (the “1994 Incentive Plan”)

•	The Dell Computer Corporation 1998 Broad-Based Stock Option Plan (the “1998 Broad-Based Plan”), and

•	The Dell Computer Corporation 2002 Long-Term Incentive Plan (the “2002 Incentive Plan”)
The Stock Plans are administered by the Compensation Committee of Dell’s Board of Directors.
The 1989 Option Plan, the 1994 Incentive Plan, and the 1998 Broad-Based Plan have been terminated (except for options previously granted under those plans that are still outstanding). Consequently, awards are currently only being made under the 2002 Incentive Plan.
The 2002 Incentive Plan provides for the granting of stock-based incentive awards to Dell’s employees, non-employee directors, and certain consultants and advisors to Dell. Awards may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code, nonqualified options, or restricted stock. The right to purchase shares pursuant to existing stock option agreements typically vests pro-rata at each option anniversary date over a five-year period. The options, which are generally granted with option exercise prices equal to the fair market value of Dell shares on the date of grant must be exercised within ten years from the date of grant. Dell has not issued any options to consultants or advisors to Dell since fiscal 1999.
There were 272 million, 291 million, and 327 million options to purchase Dell’s common stock available for future grants under the Stock Plans as of February 3, 2006, January 28, 2005, and

January 30, 2004, respectively. All of the shares available for future grants as of February 3, 2006 are under the 2002 Incentive Plan.
The following table summarizes stock option activity for the Stock Plans:

	Fiscal Year Ended

	February 3, 2006		January 28, 2005		January 30, 2004

		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

	(share data in millions)
Options outstanding — beginning of year	369	$29.70	378	$28.30	387	$27.09
Granted	45	39.76	52	34.35	51	30.01
Exercised	(44)	20.47	(45)	22.30	(35)	14.92
Cancelled	(27)	34.05	(16)	32.39	(25)	31.62

Options outstanding — end of year	343	31.86	369	29.70	378	28.30

Options exercisable — end of year	288	$33.04	171	$28.99	154	$26.74
The following is additional information relating to options for the Stock Plans outstanding as of February 3, 2006:

	Options Outstanding			Options Exercisable

			Weighted-
		Weighted-	Average		Weighted-
	Number	Average	Remaining	Number	Average
	of	Exercise	Contractual	of	Exercise
	Shares	Price	Life (Years)	Shares	Price

	(share data in millions)
$0.01-$1.49	3	$1.26	0.35	3	$1.08
$1.50-$14.99	10	$8.35	1.52	10	$6.85
$15.00-$24.99	55	$22.83	5.34	38	$21.01
$25.00-$34.99	123	$29.17	6.56	85	$27.62
$35.00-$39.99	83	$36.97	5.86	83	$37.55
$40.00 and over	69	$42.55	6.69	69	$40.57

	343			288

Employee Stock Purchase Plan — Dell has an employee stock purchase plan that qualifies under Section 423 of the Internal Revenue Code and permits substantially all employees to purchase shares of Dell’s common stock. Prior to July 1, 2005, participating employees were permitted to purchase common stock through payroll deductions at the end of each six-month participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Effective July 1, 2005, the Dell Employee Stock Purchase Plan was amended. The amended plan allows participating employees to purchase common stock through payroll deductions at the end of each three-month participation period at a purchase price equal to 85% of the fair market value of the common stock at the end of the participation period. Upon adoption of SFAS No. 123(R), Dell will expense the 15% discount received by the participating employees. Common stock reserved for future employee purchases under the plan aggregated 16 million shares at February 3, 2006, 21 million shares at January 28, 2005 and 25 million shares at January 30, 2004. Common stock issued under this plan totaled 5 million shares in fiscal 2006, 4 million shares in fiscal 2005, and 4 million shares in fiscal 2004.
Restricted Stock Grants — During fiscal 2006, 2005, and 2004, Dell granted 1.0 million, 0.4 million, and 0.6 million shares of restricted stock, respectively. The weighted average fair value of restricted stock granted in fiscal 2006, 2005, and 2004 was $39.67, $35.14 and $27.92, respectively. For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted shares typically vest over a seven-year period beginning on the date of grant. Dell records unearned compensation in stockholders’ equity equal to the market value of the restricted shares on the date of grant and charges the unearned compensation to expense over the vesting period.
401(k) Plan — Dell has a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. Substantially all employees in the U.S. are eligible to participate in the plan. Effective January 1, 2005, Dell matches 100% of each participant’s voluntary contributions, subject to a maximum contribution of 4% of the participant’s compensation, and participants vest immediately in all Dell contributions to the Plan. Prior to January 1, 2005, Dell matched 100% of each participant’s voluntary contributions, subject to a maximum contribution of 3% of the participant’s compensation, and participants vested 20% per year over a 5-year period in all Dell contributions to the Plan. Dell’s contributions during fiscal 2006, 2005 and 2004 were $66 million, $48 million, and $42 million, respectively. Dell’s contributions are invested according to each participant’s elections in the investment options provided under the Plan. Investment options include Dell stock, but neither participant nor Dell contributions are required to be invested in Dell stock.
NOTE 6 — Financial Services
Joint Venture Agreement
Dell is a partner in Dell Financial Services L.P. (“DFS”), a joint venture with CIT Group Inc. (“CIT”). DFS enables customer acquisitions of product and services sold by Dell through loan and lease financing arrangements in the U.S. During the third quarter of fiscal 2004, Dell began consolidating DFS’s financial results due to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”). Based on this guidance, Dell concluded that DFS is a Variable Interest Entity (“VIE”) and the primary beneficiary of DFS’s expected cash flows.
On September 8, 2004, Dell and CIT executed an agreement that extended the term of the joint venture to January 29, 2010, and modified certain terms of the relationship. In accordance with the extension agreement, net income and losses generated by DFS are currently allocated 70% to Dell and 30% to CIT. As of February 3, 2006, and January 28, 2005, CIT’s equity ownership in the net assets of DFS was $12 million and $13 million, respectively, which is recorded as minority interest and included in other non-current liabilities.
The extension agreement provides Dell with the option to purchase CIT’s 30% interest in DFS in February 2008, for a purchase price ranging from approximately $100 million to $345 million. If Dell does not exercise this purchase option, Dell is obligated to purchase CIT’s 30% interest upon the occurrence of certain termination events, or upon expiration of the joint venture on January 29, 2010.
Dell is dependent upon DFS to facilitate financing for a significant number of customers who elect to finance products sold by Dell. Historically, DFS relied solely on CIT to access the capital markets to provide funding for these transactions. However, during the fourth quarter of fiscal 2005, Dell began funding loan and lease receivables facilitated by DFS on substantially the same terms and conditions as CIT. Dell’s funding of these assets allows Dell to retain a greater portion of the assets’ future earnings. In fiscal 2006, Dell funded approximately 20% of these financing transactions. The percentage of transactions that Dell may purchase under the extension agreement increases in future years, and, accordingly, Dell expects to increase its funding of fixed-term loans and leases, and revolving loans. Since CIT continues to purchase a significant percentage of these transactions, Dell would be required to self-finance these activities or find additional alternative sources of financing for its customers if CIT were unable to access the capital markets.

Financing Receivables
Financing receivables primarily consist of revolving loans, leases and small business loans resulting from the sale of Dell products. Financing through DFS is one of many sources of funding that Dell’s customers may select. For customers who desire revolving or term loan financing, Dell sells equipment directly to customers who, in turn, enter into agreements with CIT Bank, a subsidiary of CIT, to finance their purchases. For customers who desire lease financing, Dell sells the equipment to DFS, and DFS enters into direct financing lease arrangements with the customers. As of February 3, 2006, the components of financing receivables included the following:

•	Revolving loans which are offered through private label credit financing programs through CIT Bank provide qualified customers with a revolving credit line for the purchase of products and services sold by Dell. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full, no interest is charged. These special programs generally range from 3 to 24 months and have a weighted average life of approximately 12 months. Other revolving loans bear interest at a variable annual percentage rate that is tied to the prime rate.

•	Commercial leases and loans with business customers which are offered by DFS and generally have a term of two to three years. Fixed term loans are also offered to qualified small businesses through CIT Bank for the purchase of products sold by Dell. Commercial leases and loans are presented net of an allowance for uncollectible accounts. Scheduled maturities of minimum lease outstanding at February 3, 2006, are as follows: 2007: $52 million; 2008: $25 million; 2009: $8 million; 2010: $0.3 million; 2011 and beyond: $- million.

•	For certain types of leases, DFS retains a residual interest in the equipment. Estimated lease residual values are established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease based on historical studies, industry data and future value-at-risk demand valuation methods. On a periodic basis, Dell assesses the carrying amount of its recorded residual values for impairment. Anticipated declines in specific future residual values that are considered to be other-than-temporary are recognized immediately.

•	Retained interests which represent the residual beneficial interest Dell retains in certain pools of securitized finance receivables. Retained interests are stated at the present value of the estimated net beneficial cash flows after payment of all senior interests.
The following table summarizes the components of Dell’s financing receivables:

	Fiscal Year Ended

	February 3,	January 28,	January 30,
	2006	2005	2004

	(in millions)
Financing receivables:
Customer receivables:
Revolving loans, net	$1,026	$731	$455
Leases and loans, net	300	187	165

Total customer receivables, net	1,326	918	620
Residual interests	272	241	212
Retained interest and other	90	25	—

Financing receivables, net	$1,688	$1,184	$832

Short-term	$1,363	$985	$712
Long-term	325	199	120

Total financing receivables, net	$1,688	$1,184	$832

Dell recognized revenue from the sale of products pursuant to loan and lease financing transactions made by DFS of $6.6 billion, $5.6 billion and $4.5 billion during fiscal 2006, 2005, and 2004, respectively.
DFS Credit Facilities

Residual Debt
DFS maintains credit facilities with CIT which provides DFS with a funding capacity of up to $750 million. As of February 3, 2006 and January 28, 2005, outstanding advances from CIT totaled $133 million and $158 million, respectively, and were included in other current and other non-current liabilities on Dell’s consolidated statement of financial position.

Asset Securitization
During fiscal 2006 and fiscal 2005, Dell sold $586 million and $160 million, respectively, of fixed-term loans and leases and revolving loans to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from those of Dell. The sole purpose of the qualifying special purpose entities is to facilitate the funding of purchased receivables in the capital markets. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.
NOTE 7 — Deferred Revenue and Warranty Liability
Revenue from extended warranty and service contracts, for which Dell is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Dell records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in Dell’s aggregate deferred revenue and warranty liability (basic and extended warranties), which are included in other current and non-current liabilities on Dell’s consolidated statement of financial position, are presented in the following table:

	Fiscal Year Ended

	February 3,	January 28,
	2006	2005

	(in millions)
Aggregate deferred revenue and warranty liability at beginning of period	$3,594	$2,694
Revenue deferred and costs accrued for new warranties(a)	4,603	3,435
Service obligations honored	(1,651)	(1,176)
Amortization of deferred revenue	(1,974)	(1,359)

Aggregate deferred revenue and warranty liability at end of period	$4,572	$3,594

Current portion	$2,478	$1,893
Non-current portion	2,094	1,701

Aggregate deferred revenue and warranty liability at end of period	$4,572	$3,594

(a)	During the third quarter of fiscal 2006, Dell recognized a product charge of $307 million for estimated costs of servicing or replacing certain OptiPlextm systems that include a vendor part that failed to perform to Dell’s specifications. At February 3, 2006, $197 million of the accrued warranty obligation remains for servicing or replacing additional OptiPlextm systems.

NOTE 8 — Commitments, Contingencies, and Certain Concentrations
Lease Commitments — Dell leases property and equipment, manufacturing facilities, and office space under non-cancelable leases. Certain of these leases obligate Dell to pay taxes, maintenance, and repair costs. As of February 3, 2006, future minimum lease payments under these non-cancelable leases were as follows: $67 million in fiscal 2007; $58 million in fiscal 2008; $51 million in fiscal 2009; $35 million in fiscal 2010; $28 million in fiscal 2011; and $107 million thereafter.
Dell historically maintained master lease facilities, which provided Dell with the ability to lease certain real property, buildings, and equipment to be constructed or acquired. These leases were accounted for as operating leases by Dell. During fiscal 2004, Dell paid $636 million to purchase all of the assets covered by its master lease facilities. Accordingly, the assets formerly covered by these facilities are included in Dell’s consolidated statement of financial position, and Dell has no remaining lease commitments under these master lease facilities.
Rent expense under all leases totaled $70 million, $60 million, and $76 million for fiscal 2006, 2005, and 2004, respectively.
DFS Purchase Commitment — Pursuant to the joint venture agreement between Dell and CIT, Dell has a obligation to purchase CIT’s 30% interest in DFS at the expiration of the joint venture on January 29, 2010, for a purchase price ranging from approximately $100 million to $345 million. See Note 6 of “Notes to Consolidated Financial Statements.”
Restricted Cash — Pursuant to an agreement between DFS and CIT, DFS is required to maintain certain escrow cash accounts associated with revolving loans originated by CIT and serviced by DFS. Due to the consolidation of DFS, $453 million and $438 million in restricted cash is included in other current assets on Dell’s consolidated statement of financial position as of February 3, 2006 and January 28, 2005, respectively.
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
Dell’s investments in debt securities are placed with high quality financial institutions and companies. Dell’s investments in debt securities have effective maturities of less than five years. Management believes that no significant concentration of credit risk for investments exists for Dell.
Dell markets and sells its products and services to large corporate clients, governments, healthcare and education accounts, as well as small-to-medium businesses and individuals. Dell’s receivables from such parties are well diversified.
Dell purchases a number of components from single sources. In some cases, alternative sources of supply are not available. In other cases, Dell may establish a working relationship with a single source if Dell believes it is advantageous due to performance, quality, support, delivery, capacity, or price considerations. If the supply of a critical single-source material or component were delayed or curtailed, Dell’s ability to ship the related product in desired quantities and in a timely manner could be adversely affected. Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which may have an adverse effect on Dell’s operating results.

NOTE 9 — Segment Information
Dell conducts operations worldwide and is managed in three geographic segments: the Americas, Europe, Middle East and Africa (“EMEA”), and Asia Pacific-Japan (“APJ”) regions. The Americas region, which is based in Round Rock, Texas, covers the U.S., Canada, and Latin America. Within the Americas, Dell is further segmented into Business and U.S. Consumer. The Americas Business segment includes sales to corporate, government, healthcare, education, and small and medium business customers while the U.S. Consumer segment includes sales primarily to individual consumers. The EMEA region, which is based in Bracknell, England, covers Europe, the Middle East, and Africa. The APJ region covers the Pacific Rim, including Australia and New Zealand, and is based in Singapore.
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
Dell is consolidating its U.S. Consumer segment into its Americas Business segment in the first quarter of fiscal 2007. Dell expects to reevaluate its segment reporting at that time.
The table below presents information about Dell’s reportable segments:

	Fiscal Year Ended

	February 3,	January 28,	January 30,
	2006	2005	2004

	(in millions)
Net revenue
Americas:
Business	$28,481	$25,339	$21,888
U.S. Consumer	7,930	7,601	6,715

Total Americas	36,411	32,940	28,603
EMEA	12,873	10,787	8,495
Asia Pacific-Japan	6,624	5,478	4,346

Total net revenue	$55,908	$49,205	$41,444

Segment operating income
Americas:
Business	$3,015	$2,579	$2,194
U.S. Consumer	414	399	400

Total Americas	3,429	2,978	2,594
EMEA	857	818	637
Asia Pacific-Japan	503	458	313

Total consolidated segment operating income	$4,789	$4,254	$3,544

The reconciliation of segment operating results to Dell’s consolidated totals is as follows:

	Fiscal Year Ended

	February 3,	January 28,	January 30,
	2006	2005	2004

	(in millions)
Consolidated operating income:
Total consolidated segment operating income	$4,789	$4,254	$3,544
Other product charges(a)	(338)	—	—
Selling, general, and administrative charges(b)	(104)	—	—

Total consolidated operating income	$4,347	$4,254	$3,544

(a)	Other product charges include $307 million for estimated warranty costs of servicing or replacing certain OptiPlextm systems that include a vendor part that failed to perform to Dell’s specifications, as well as additional charges for product rationalizations and workforce realignment.

(b)	Charges relate to workforce realignment expenses, primarily for severance and related costs of $50 million, cost of operating leases on office space no longer utilized of $25 million, and a write-off of goodwill of $29 million.

	Fiscal Year Ended

	February 3,	January 28,	January 30,
	2006	2005	2004

	(in millions)
Depreciation and amortization expense
Americas:
Business	$156	$125	$102
U.S. Consumer	52	53	41

Total Americas	208	178	143
EMEA	106	88	71
Asia Pacific-Japan	79	68	49

Total depreciation and amortization expense	$393	$334	$263

Assets
Americas	$4,328	$3,724	$3,134
EMEA	2,041	1,817	1,510
Asia Pacific-Japan	1,396	1,075	860
Corporate assets	15,344	16,599	13,807

Total assets	$23,109	$23,215	$19,311

The following is net revenue and long-lived asset information by geographic region:

	Fiscal Year Ended

	February 3,	January 28,	January 30,
	2006	2005	2004

	(in millions)
Net revenue
United States	$33,028	$30,338	$26,510
Foreign countries	22,880	18,867	14,934

Total net revenue	$55,908	$49,205	$41,444

Long-lived assets
United States	$1,447	$1,267	$1,145
Foreign countries	558	424	372

Total long-lived assets	$2,005	$1,691	$1,517

The allocation between domestic and foreign net revenue is based on the location of the customers. Net revenue and long-lived assets from no single foreign country comprised more than 10% of Dell’s consolidated net revenues or long-lived assets during fiscal 2006, 2005, and 2004.
The following is net revenue by product groups:

	Fiscal Year Ended

	February 3,	January 28,	January 30,
	2006	2005	2004

	(in billions)
Revenue:
Desktop PCs	$21.1	$20.8	$18.7
Mobility	14.1	11.8	9.7
Software & Peripherals	8.5	6.7	4.9
Servers & Networking	5.4	4.9	4.3
Enhanced Services	4.9	3.7	2.7
Storage	1.9	1.3	1.1

Total revenue	$55.9	$49.2	$41.4

No single customer accounted for more than 10% of Dell’s consolidated net revenue during fiscal 2006, 2005 and 2004.

NOTE 10 — Supplemental Consolidated Financial Information

	February 3,	January 28,
	2006	2005

	(in millions)
Supplemental Consolidated Statements of Financial Position Information:
Accounts receivable:
Gross accounts receivable	$4,186	$3,641
Allowance for doubtful accounts	(97)	(78)

	$4,089	$3,563

Inventories:
Production materials	$329	$228
Work-in-process	78	58
Finished goods	169	173

	$576	$459

Property, plant, and equipment:
Land and buildings	$1,372	$1,207
Computer equipment	1,275	1,053
Machinery and other equipment	917	757

Total property, plant, and equipment	3,564	3,017
Accumulated depreciation and amortization	(1,559)	(1,326)

	$2,005	$1,691

Accrued and other current liabilities:
Deferred revenue and warranty liability	$2,478	$1,893
Compensation	900	753
Income taxes	817	470
Other	1,892	2,125

	$6,087	$5,241

Other non-current liabilities:
Deferred revenue and warranty liability	$2,094	$1,701
Other	455	388

	$2,549	$2,089

	Fiscal Year Ended

	February 3,	January 28,	January 30,
	2006	2005	2004

	(in millions)
Supplemental Consolidated Statements of Income Information:
Investment and other income, net:
Investment income, primarily interest	$308	$226	$200
Gains on investments, net	4	6	16
Interest expense	(28)	(16)	(14)
Other	(57)	(25)	(22)

	$227	$191	$180

	Fiscal Year Ended

	February 3,	January 28,	January 30,
	2006	2005	2004

	(in millions)
Supplemental Consolidated Statements of Cash
Flows Information:
Changes in operating working capital accounts:
Accounts receivable, net	$(652)	$(550)	$(597)
Financing receivables, net	(377)	(274)	(335)
Inventories	(119)	(130)	(53)
Accounts payable	1,004	1,595	1,283
Accrued and other liabilities	799	1,538	867
Other, net	(722)	(424)	(293)

	$(67)	$1,755	$872

Income taxes paid	$996	$575	$699
Interest paid	$39	$31	$30
NOTE 11 — Unaudited Quarterly Results
The following tables contain selected unaudited consolidated statements of income and stock sales price data for each quarter of fiscal 2006 and 2005:

	Fiscal Year 2006

	4th	3rd	2nd	1st
	Quarter	Quarter(a)	Quarter(b)	Quarter

	(in millions, except per share data)
Net revenue	$15,183	$13,911	$13,428	$13,386
Gross margin	$2,709	$2,251	$2,499	$2,491
Net income	$1,012	$606	$1,020	$934
Earnings per common share(d):
Basic	$0.43	$0.25	$0.42	$0.38
Diluted	$0.43	$0.25	$0.41	$0.37
Weighted average shares outstanding:
Basic	2,350	2,395	2,418	2,456
Diluted	2,375	2,435	2,478	2,515
Stock sales prices per share:
High	$32.89	$40.84	$41.54	$41.76
Low	$29.00	$31.06	$34.96	$34.83

	Fiscal Year 2005

	4th	3rd	2nd	1st
	Quarter(c)	Quarter	Quarter	Quarter

	(in millions, except per share data)
Net revenue	$13,457	$12,502	$11,706	$11,540
Gross margin	$2,495	$2,313	$2,134	$2,073
Net income	$667	$846	$799	$731
Earnings per common share(d):
Basic	$0.27	$0.34	$0.32	$0.29
Diluted	$0.26	$0.33	$0.31	$0.28
Weighted average shares outstanding:
Basic	2,485	2,493	2,518	2,539
Diluted	2,553	2,546	2,574	2,593
Stock sales prices per share:
High	$42.38	$36.66	$36.66	$36.31
Low	$35.06	$33.12	$34.05	$31.20

(a)	Results for the third quarter include charges of $442 million related to the cost of servicing certain OptiPlextm systems that include a vendor part that failed to perform to Dell’s specifications, workforce realignment, product rationalizations, excess facilities, and the write-off of goodwill.

(b)	Results for the second quarter include the impact of an $85 million income tax benefit related to a revised estimate of taxes on the repatriation of earnings under the American Jobs Creation Act of 2004.

(c)	During the fourth quarter of fiscal 2005, Dell recorded a tax repatriation charge of $280 million pursuant to a favorable tax incentive provided by the American Jobs Creation Act of 2005. This tax charge was related to Dell’s decision to repatriate $4.1 billion in foreign earnings.

(d)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
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
Management’s Report on Internal Control Over Financial Reporting — Dell’s management, under the supervision of Dell’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of Dell’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that Dell’s internal control over financial reporting was effective as of February 3, 2006.
Management’s assessment of the effectiveness of Dell’s internal control over financial reporting as of February 3, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm included in “Item 8 — Financial Statements and Supplementary Data.”
Changes in Internal Control Over Financial Reporting — Dell’s management, with the participation of Dell’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in

Dell’s internal control over financial reporting occurred during the fourth quarter of fiscal 2006. Based on that evaluation, management concluded that there has been no change in Dell’s internal control over financial reporting during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, Dell’s internal control over financial reporting.
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

PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements
The following financial statements are filed as a part of this report under “Item 8 — Financial Statements and Supplementary Data:”
Financial Statement Schedule
The following financial statement schedule is filed as a part of this report under Schedule II immediately preceding the signature page: Schedule II  — Valuation and Qualifying Accounts for the three fiscal years ended February 3, 2006. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the consolidated financial statements, or notes thereto, included herein.

Exhibits

Exhibit
No.			Description of Exhibit

3.1		—	Restated Certificate of Incorporation, filed February 1, 2006 (incorporated by reference to Exhibit 3.3 of Dell’s Current Report on Form 8-K filed on February 2, 2006, Commission File No. 0-17017)
3.2		—	Restated Bylaws, as amended and effective January 31, 2006 (incorporated by reference to Exhibit 3.1 of Dell’s Current Report on Form 8-K filed on February 2, 2006, Commission File No. 0-17017)
4.1		—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.2		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4		—	Form of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.5		—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
10	.1*	—	Dell Computer Corporation 1989 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 of Dell’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993, Commission File No. 0-17017)
10	.2*	—	Amended and Restated Dell Computer Corporation 1994 Incentive Plan (incorporated by reference to Exhibit 99 of Dell’s Registration Statement on Form S-8, filed October 31, 2000, Registration No. 333-49014)
10	.3*	—	Amended and Restated Dell Computer Corporation 1998 Broad Based Stock Option Plan (incorporated by reference to Exhibit 99 of Dell’s Registration Statement on Form S-8, filed October 31, 2000, Registration No. 333-49016)
10	.4*	—	Dell Computer Corporation 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2002, Commission File No. 0-17017)
10	.5*	—	Amended and Restated Dell Inc. 401(k) Plan, adopted on December 19, 2003 (incorporated by reference to Exhibit 10.5 to Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2004, Commission File No. 0-17017)
10	.6*	—	Amendment No. 1 to Amended and Restated Dell Inc. 401(k) Plan, dated March 3, 2005 (incorporated by reference to Exhibit 10.6 to Dell’s Annual Report on Form 10-K for the fiscal year ended January 28, 2005, Commission File No. 0-17017)

Exhibit
No.			Description of Exhibit

10	.7*†	—	Amendment No. 2 to Amended and Restated Dell Inc. 401(k) Plan, dated November 29, 2005
10	.8*	—	Amended and Restated Dell Computer Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2004, Commission File No. 0-17017)
10	.9*	—	Executive Incentive Bonus Plan, adopted July 18, 2003 (incorporated by reference to Exhibit 10.1 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2003, Commission File No. 0-17017)
10	.10*	—	Form of Indemnification Agreement between Dell and each Non-Employee Director of Dell (incorporated by reference to Exhibit 10.11 to Dell’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, Commission File No. 0-17017)
10	.11*	—	Form of Performance Based Stock Unit Agreement under the 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Dell’s Current Report on Form 8-K, filed on March 14, 2006, Commission File No. 0-17017)
10	.12*	—	Form of Nonstatutory Stock Option Agreement under the 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Dell’s Current Report on Form 8-K, filed on March 14, 2006, Commission File No. 0-17017)
21	†	—	Subsidiaries of Dell
23	†	—	Consent of PricewaterhouseCoopers LLP
31	.1†	—	Certification of Kevin B. Rollins, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31	.2†	—	Certification of James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	.1††	—	Certifications of Kevin B. Rollins, President and Chief Executive Officer, and James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.

SCHEDULE II
DELL INC.
VALUATION AND QUALIFYING ACCOUNTS

		Balance at	Charged to	Write-Offs	Balance
		Beginning	Bad Debt	Charged to	at End of
Fiscal Year	Description	of Period	Expense	Allowance	Period

		(in millions)
Trade Receivables:
2006	Allowance for doubtful accounts	$78	$106	$87	$97
2005	Allowance for doubtful accounts	$84	$61	$67	$78
2004	Allowance for doubtful accounts	$71	$61	$48	$84

Financing Receivables:
2006	Allowance for doubtful accounts	$1	$22	$1	$22
2005	Allowance for doubtful accounts	$—	$1	$—	$1
2004	Allowance for doubtful accounts	$—	$—	$—	$—

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL INC.

By:	/s/ KEVIN B. ROLLINS

Kevin B. Rollins
President and Chief Executive Officer
Date: March 15, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL S. DELL Michael S. Dell	Chairman of the Board of Directors	March 15, 2006

/s/ KEVIN B. ROLLINS Kevin B. Rollins	President, Chief Executive Officer and Director (principal executive officer)	March 15, 2006

/s/ DONALD J. CARTY Donald J. Carty	Director	March 15, 2006

/s/ WILLIAM H. GRAY, III William H. Gray, III	Director	March 15, 2006

/s/ JUDY C. LEWENT Judy C. Lewent	Director	March 15, 2006

/s/ KLAUS S. LUFT Klaus S. Luft	Director	March 15, 2006

/s/ ALEX J. MANDL Alex J. Mandl	Director	March 15, 2006

/s/ MICHAEL A. MILES Michael A. Miles	Director	March 15, 2006

/s/ SAMUEL A. NUNN, JR. Samuel A. Nunn, Jr.	Director	March 15, 2006

/s/ JAMES M. SCHNEIDER James M. Schneider	Sr. Vice President and Chief Financial Officer (principal financial officer)	March 15, 2006

/s/ JOAN S. HOOPER Joan S. Hooper	Vice President, Corporate Finance (principal accounting officer)	March 15, 2006