Form 10-Q
period 2006-05-05
DELL INC
filed 2006-06-07
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
As of the close of business on June 2, 2006, 2,271,614,111 shares of common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
DELL INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)

	May 5,	February 3,
	2006	2006

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,877	$7,042
Short-term investments	1,579	2,016
Accounts receivable, net	4,332	4,089
Financing receivables, net	1,451	1,363
Inventories	636	576
Other	2,522	2,620

Total current assets	17,397	17,706
Property, plant and equipment, net	2,074	2,005
Investments	2,690	2,691
Long-term financing receivables, net	256	325
Other non-current assets	454	382

Total assets	$22,871	$23,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,069	$9,840
Accrued and other	6,251	6,087

Total current liabilities	16,320	15,927
Long-term debt	503	504
Other non-current liabilities	2,674	2,549

Total liabilities	19,497	18,980

Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 2,826 and 2,818, respectively	9,793	9,540
Treasury stock, at cost: 546 and 488 shares, respectively	(19,698)	(18,007)
Retained earnings	13,508	12,746
Other comprehensive loss	(229)	(103)
Other	—	(47)

Total stockholders’ equity	3,374	4,129

Total liabilities and stockholders’ equity	$22,871	$23,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended

	May 5,	April 29,
	2006(1)	2005

Revenue	$14,216	$13,386
Cost of revenue	11,744	10,895

Gross margin	2,472	2,491
Operating expenses:
Selling, general, and administrative	1,394	1,207
Research, development, and engineering	129	110

Total operating expenses	1,523	1,317

Operating income	949	1,174
Investment and other income, net	50	59

Income before income taxes	999	1,233
Income tax provision	237	299

Net income	$762	$934

Earnings per common share:
Basic	$0.33	$0.38

Diluted	$0.33	$0.37

Weighted-average shares outstanding:
Basic	2,297	2,456
Diluted	2,318	2,515

(1)	Cost of revenue and operating expenses for the three months ended May 5, 2006 include SFAS 123(R) stock-based compensation expense. See Note 5 to the condensed consolidated financial statements for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended

	May 5,	April 29,
	2006	2005

Cash flows from operating activities:
Net income	$762	$934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106	91
Stock-based compensation expense	112	5
Tax benefits from stock-based compensation	3	32
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(64)	(80)
Other	48	13
Changes in:
Operating working capital	(113)	103
Non-current assets and liabilities	168	92

Net cash provided by operating activities	1,022	1,190

Cash flows from investing activities:
Investments:
Purchases	(3,087)	(869)
Maturities and sales	3,548	2,726
Capital expenditures	(184)	(143)

Net cash provided by investing activities	277	1,714

Cash flows from financing activities:
Repurchase of common stock	(1,691)	(2,000)
Issuance of common stock under employee plans	138	169
Excess tax benefits from stock-based compensation	23	—
Other	(3)	(8)

Net cash used in financing activities	(1,533)	(1,839)

Effect of exchange rate changes on cash and cash equivalents	69	62

Net increase (decrease) in cash and cash equivalents	(165)	1,127
Cash and cash equivalents at beginning of period	7,042	4,747

Cash and cash equivalents at end of period	$6,877	$5,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 —	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying condensed consolidated financial statements of Dell Inc. (“Dell”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (“SEC”) in Dell’s Annual Report on Form 10-K for the fiscal year ended February 3, 2006. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries as of May 5, 2006 and February 3, 2006; and the results of its operations and its cash flows for the three month periods ended May 5, 2006 and April 29, 2005.
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in Dell’s condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from those estimates.
Stock-Based Compensation — Effective February 4, 2006, Dell adopted the fair value recognition provisions of Statement of Financial Standards (“SFAS”) No. 123 (revised 2004), Shared-Based Payments, (“SFAS 123(R)”) using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of February 4, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after February 4, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Dell recognizes these compensation costs net of an estimated forfeiture rate over the requisite service period of the award, which is generally the vesting term of five years for stock options and five to seven years for restricted stock awards. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. Dell has applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Note 5 to the condensed consolidated financial statements for a further discussion on stock-based compensation.
Prior to the adoption of SFAS No. 123(R), Dell measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”). Dell applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of Dell’s employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized.
NOTE 2 — INVENTORIES

	May 5,	February 3,
	2006	2006

	(in millions)
Inventories:
Production materials	$387	$329
Work-in-process	92	78
Finished goods	157	169

	$636	$576

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 3 — EARNINGS PER COMMON SHARE
Earnings Per Common Share — Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.
Dell excludes equity instruments from the calculation of diluted weighted-average shares outstanding if the effect of including such instruments is antidilutive to earnings per share. Accordingly, certain employee stock options totaling 200 million and 72 million shares have been excluded from the calculation of diluted weighted-average shares for the first quarter of fiscal 2007 and fiscal 2006, respectively.
The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended May 5, 2006 and April 29, 2005:

	Three Months Ended

	May 5,	April 29,
	2006	2005

	(in millions, except
	per share amounts)
Numerator:
Net income	$762	$934
Denominator:
Weighted-average shares outstanding:
Basic	2,297	2,456
Employee stock options and other	21	59

Diluted	2,318	2,515

Earnings per common share:
Basic	$0.33	$0.38
Diluted	$0.33	$0.37
NOTE 4 — COMPREHENSIVE INCOME
Dell’s comprehensive income is comprised of net income, unrealized gains and losses on derivative financial instruments related to foreign currency hedging, unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments. Comprehensive income for the three month periods ended May 5, 2006 and April 29, 2005 was as follows:

	Three Months Ended

	May 5,	April 29,
	2006	2005

	(in millions)
Comprehensive income:
Net income	$762	$934
Unrealized (losses) gains on foreign currency hedging instruments	(107)	8
Unrealized losses on marketable securities	(15)	(11)
Foreign currency translations	(4)	1

Total comprehensive income	$636	$932

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 5 — EMPLOYEE STOCK BENEFIT PLANS
Description of the Plans
Employee Stock Purchase Plan
Dell has a shareholder approved employee stock purchase plan (the “Purchase Plan”) that permits substantially all employees to purchase shares of Dell’s common stock. Effective July 1, 2005, participating employees were permitted to purchase common stock through payroll deductions at the end of each three month participation period at a purchase price equal to 85% of the fair market value of the common stock at the end of the participation period. Prior to July 1, 2005, participating employees were permitted to purchase common stock through payroll deductions at the end of each six month participation period. The number of shares available for issuance is a total of 14 million shares. The weighted average fair value of the purchase rights under the employee stock purchase plan granted during the three month period ended May 5, 2006 was $4.52.
Employee Stock Plans
Dell has the following four employee stock plans (collectively referred to as the “Stock Plans”) administered by the Compensation Committee of Dell’s Board of Directors under which options and restricted stock were outstanding as of May 5, 2006:

•	The Dell Computer Corporation 1989 Stock Option Plan (the “1989 Option Plan”)

•	The Dell Computer Corporation Incentive Plan (the “1994 Incentive Plan”)

•	The Dell Computer Corporation 1998 Broad-Based Stock Option Plan (the “1998 Broad-Based Plan”)

•	The Dell Computer Corporation 2002 Long-Term Incentive Plan (the “2002 Incentive Plan”)
The 1989 Option Plan, the 1994 Incentive Plan, and the 1998 Broad-Based Plan have been terminated (except for options previously granted under those plans that are still outstanding). Consequently, awards are currently only being made under the 2002 Incentive Plan.
The 2002 Incentive Plan provides for the granting of stock-based incentive awards to Dell’s employees, non-employee directors, and certain consultants and advisors to Dell. Awards may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code, nonqualified stock options, or restricted stock. There were approximately 255 million shares to purchase Dell’s common stock available for future grants under the Stock Plans as of May 5, 2006.

Stock Option Agreements — The right to purchase shares pursuant to existing stock option agreements typically vest pro-rata at each option anniversary date over a five-year period. The options, which are generally granted with option exercise prices equal to the fair market value of Dell shares on the date of grant, expire within ten to twelve years from the date of grant. Dell has not issued any options to consultants or advisors to Dell since fiscal 1999. Under the Black-Scholes option pricing model, the weighted average fair value of stock options at the date of grant was $7.62 per option for options granted during the first quarter of fiscal 2007. In conjunction with the adoption of SFAS 123(R), Dell changed its method of attributing the value of stock-based compensation expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to February 3, 2006 is recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to February 3, 2006 is recognized using the straight-line single-option method.

Restricted Stock Awards — Awards of restricted stock may be either grants of restricted stock, restricted stock units or performance-based stock units that are issued at no cost to the recipient. For restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted stock grants typically vest over five to seven-year periods beginning on the date of grant. For restricted stock units, legal ownership of the shares is not transferred to the employee until the unit vests, which is generally over a five year period. Dell also

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

grants performance-based stock units as a long-term incentive in which an award recipient receives shares contingent upon Dell’s performance objectives and the employees’ continuing employment through the vesting period, which is generally over a five year period. Compensation expense recorded in connection with these performance-based stock units is based on Dell’s best estimate of the number of shares that will eventually be issued upon achievement of the specified performance criteria and when it becomes probable that certain performance goals will be achieved. The cost of these awards is determined using the fair value of Dell’s common stock on the date of the grant. Compensation cost for restricted stock awards with a service condition is recognized on a straight-line basis over the vesting term. Compensation cost from performance-based stock awards is recognized on an accelerated multiple-award approach based on the most probable outcome of the performance condition. In accordance with SFAS 123(R), deferred compensation related to restricted stock awards prior to fiscal 2007, which was previously classified as “other” in stockholders’ equity, was reclassified to capital in excess of par value.
General Information
Stock Option Activity — The following table summarizes stock option activity for the Stock Plans during the three months ended May 5, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

	(in millions)		(in years)	(in millions)
Options outstanding — beginning of quarter	343	$31.86
Granted	3	29.16
Exercised	(6)	16.84		$53
Forfeited	(1)	40.17
Cancelled/expired	(3)	38.26

Options outstanding — end of quarter	336	$32.00

Vested and expected to vest, net of estimated forfeitures — end of quarter	276	$32.90	5.8	$319
Exercisable — end of quarter	295	$32.90	5.8	$340
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Dell’s closing stock price on the last trading day of its first quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on May 5, 2006. This amount changes based upon changes in the fair market value of Dell’s stock.
As of May 5, 2006, $262 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options is expected to be recognized over a weighted-average period of approximately 1.4 years.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Non-vested Restricted Stock Activity — Non-vested restricted stock awards as of May 5, 2006 and activities during the three months ended May 5, 2006 were as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

	(in millions)
Non-vested restricted stock — beginning of quarter	2	$34.66
Granted	17	29.26
Vested	—	—
Forfeited	—	—

Non-vested restricted stock — end of quarter	19	$29.77

As of May 5, 2006, there was $478 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards. That cost is expected to be recognized over a weighted-average period of approximately 2.7 years.
Valuation Information under SFAS 123(R)
SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock option awards. Dell has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, and risk free interest rates. The volatility is based on a blend of implied and historical volatility of Dell’s common stock over the most recent period commensurate with the estimated expected term of Dell’s stock options. Dell uses this blend of implied and historical volatility, as well as other economic data because management believes such volatility is more representative of prospective trends. The expected term of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.
The weighted-average fair value of stock options was determined utilizing the assumptions below.

Three Months
Ended
May 5,
2006

Expected term:
Stock options	3.8 years
Risk-free interest rate	4.8%
Volatility	25%
Dividends	0%

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Expense Information under SFAS 123(R)
For the three month period ended May 5, 2006 stock-based compensation expense was allocated as follows:

Three Months
Ended
May 5,
2006

(in millions)
Stock-based compensation expense:
Cost of revenue	$18
Operating expenses	94

Stock-based compensation expense before income taxes	112
Income tax benefit	35

Total stock-based compensation expense after income taxes	$77

Prior to the adoption of SFAS 123(R), net income included compensation expense related to restricted stock awards, but did not include stock-based compensation expense for employee stock options or the purchase discount under Dell’s employee stock purchase plan. Total stock compensation expense was $112 million for the three months ended May 5, 2006. As a result of adopting SFAS 123(R), income before income taxes and net income for the three month period ended May 5, 2006 were lower by $107 million and $74 million, respectively, than if Dell had not adopted SFAS 123(R). The impact on both basic and diluted earnings per share for the three month period ended May 5, 2006 was $0.03 per share. The remaining $5 million of stock compensation expense is associated with restricted stock awards historically expensed by Dell. Stock-based compensation expense recognized for the first quarter of fiscal 2007 is based on awards expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123, forfeitures were accounted for as they occurred.
Prior to the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options were classified as operating cash flows. These excess tax benefits are now classified as financing cash flows. In addition, there was no material stock-based compensation cost capitalized as part of the cost of an asset.
Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2007
Prior to the adoption of SFAS No. 123(R), Dell measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB No. 25. Dell applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB No. 25, when the exercise price of Dell’s employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table illustrates the effect on net income after taxes and earnings per share for the three months ended April 29, 2005 as if Dell had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

Three Months
Ended
April 29,
2005

(in millions, except
per share amounts)
Net income — as reported	$934
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(213)

Net income — pro forma	$721

Earnings per common share:
Basic — as reported	$0.38
Basic — pro forma	$0.29
Diluted — as reported	$0.37
Diluted — pro forma	$0.29
Under the Black-Scholes option pricing model, the weighted-average fair value of stock options at the date of grant was $10.22 per option for options granted during the first quarter of fiscal 2006. Additionally, the weighted-average fair value of the purchase rights under the employee stock purchase plan granted in the first quarter of fiscal 2006 was $9.12 per right.
The weighted-average fair value of options and purchase rights under the employee stock purchase plan was determined based on the Black-Scholes option pricing model weighted for all grants during the period, utilizing the assumptions below.

Three Months
Ended
April 29,
2005

Expected term:
Stock options	3.8 years
Employee stock purchase plan	6 months
Risk-free interest rate	4.0%
Volatility	23%
Dividends	0%
NOTE 6 — DELL FINANCIAL SERVICES
Dell is a partner in Dell Financial Services L.P. (“DFS”), a joint venture with CIT Group Inc. (“CIT”). DFS enables customer acquisitions of product and services sold by Dell through loan and lease financing arrangements in the U.S. Dell recognized revenue from the sale of products pursuant to loan and lease financing transactions made by DFS of $1.5 billion during the first quarter of both fiscal 2007 and fiscal 2006, respectively.
On September 8, 2004, Dell and CIT executed an agreement that extended the term of the joint venture to January 29, 2010, and modified certain terms of the relationship. In accordance with the extension agreement, net income and losses generated by DFS are currently allocated 70% to Dell and 30% to CIT. As of May 5, 2006, and February 3, 2006, CIT’s equity ownership in the net assets of DFS was $15 million and $12 million, respectively, which is recorded as minority interest and included in other non-current liabilities.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The extension agreement provides Dell with the option to purchase CIT’s 30% interest in DFS in February 2008 for a purchase price ranging from approximately $100 million to $345 million. If Dell does not exercise this purchase option, Dell is obligated to purchase CIT’s 30% interest upon the occurrence of certain termination events, or upon expiration of the joint venture on January 29, 2010.
Dell is dependent upon DFS to facilitate financing for a significant number of customers who elect to finance products sold by Dell. Historically, DFS relied solely on CIT to access the capital markets to provide funding for these transactions. However, during the fourth quarter of fiscal 2005, Dell began funding loan and lease receivables facilitated by DFS on substantially the same terms and conditions as CIT. Dell’s funding of these assets allows Dell to retain a greater portion of the assets’ future earnings. During the first quarter of fiscal 2007, Dell funded approximately $583 million of these financing transactions. The percentage of transactions that Dell may purchase under the extension agreement increases in future years, and, accordingly, Dell expects to increase its funding of fixed-term loans and leases, and revolving loans. Since CIT continues to purchase a significant percentage of these transactions, Dell would be required to self-finance these activities or find additional alternative sources of financing for its customers if CIT were unable to access the capital markets.
Financing Receivables
Financing receivables primarily consist of revolving loans and fixed term leases and loans in connection with the sale of Dell products. Financing through DFS is one of many sources of funding that Dell’s customers may select. For customers who desire revolving or term loan financing, Dell sells equipment directly to customers who, in turn, enter into agreements with CIT Bank, a subsidiary of CIT, to finance their purchases. For customers who desire lease financing, Dell sells the equipment to DFS, and DFS enters into direct financing lease arrangements with the customers. As of May 5, 2006, the components of financing receivables included the following:

•	Revolving loans, which are offered through private label credit financing programs through CIT Bank provide qualified customers with a revolving credit line for the purchase of products and services sold by Dell. Revolving loans bear interest at a variable annual percentage rate that is tied to the prime rate. From time to time, account holders may have the opportunity to finance their Dell purchases with special promotions during which, if the outstanding balance is paid in full, no interest is charged. These special promotions generally range from 3 to 24 months and have a weighted-average life of approximately 12 months. Revolving loans are presented net of imputed interest and allowances for uncollectible accounts.

•	Leases with business customers generally have fixed terms of two to three years. Fixed term loans are also offered to qualified small businesses through CIT Bank for the purchase of products sold by Dell. Fixed term leases and loans are presented net of an allowance for uncollectible accounts. Scheduled maturities of minimum lease payments on outstanding lease receivables at May 5, 2006, are as follows: 2007: $50 million; 2008: $28 million; 2009: $11 million; and 2010: $1 million.

•	DFS retains a residual interest in the leased equipment. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a periodic basis, Dell assesses the carrying amount of its recorded residual values for impairment. Anticipated declines in specific future residual values that are considered to be other-than-temporary are recognized immediately in income.

•	Retained interests represent the residual beneficial interest Dell retains in certain pools of securitized finance receivables. Retained interests are stated at the present value of the estimated net beneficial cash flows after payment of all senior interests.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table summarizes the components of Dell’s financing receivables net of the allowances for estimated uncollectible accounts:

	May 5,	February 3,
	2006	2006

	(in millions)
Financing receivables:
Customer receivables:
Revolving loans, net	$826	$1,026
Leases and loans, net	504	300

Total customer receivables, net	1,330	1,326
Residual interests	281	272
Retained interests and other	96	90

Financing receivables, net	$1,707	$1,688

Short-term	$1,451	$1,363
Long-term	256	325

Total financing receivables, net	$1,707	$1,688

DFS Credit Facilities
Residual Debt
DFS maintains credit facilities with CIT that provide DFS with a funding capacity of up to $750 million. As of May 5, 2006 and February 3, 2006, outstanding advances from CIT totaled $123 million and $133 million, respectively, and were included in other current and other non-current liabilities on Dell’s consolidated statement of financial position.
Asset Securitization
During the first quarters of fiscal 2007 and fiscal 2006, Dell sold $268 million and $126 million, respectively, of fixed-term leases and loans and revolving loans to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from those of Dell. The sole purpose of the qualifying special purpose entities is to facilitate the funding of purchased receivables in the capital markets. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 7 — AGGREGATE DEFERRED REVENUE AND WARRANTY LIABILITY
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

	Three Months
	Ended

	May 5,	April 29,
	2006	2005

	(in millions)
Aggregate deferred revenue and warranty liability at beginning of period	$4,572	$3,594
Revenue deferred and costs accrued for new warranties	1,238	933
Service obligations honored	(438)	(339)
Amortization of deferred revenue	(612)	(427)

Aggregate deferred revenue and warranty liability at end of period	$4,760	$3,761

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
Dell allocates resources to and evaluates the performance of its segments based on operating income. As a result of Dell’s organizational realignment, which included the consolidation of its U.S. Consumer segment into the Americas Business segment effective in the first quarter of fiscal 2007, Dell currently operates in three geographical segments, the Americas, EMEA, and APJ. Accordingly, information pertaining to Dell’s reportable segments has been consolidated to reflect our current reporting structure.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The table below presents information about Dell’s reportable segments for the three month periods ended May 5, 2006 and April 29, 2005:

	Three Months Ended

	May 5,	April 29,
	2006	2005

	(in millions)
Revenue:
Americas	$8,927	$8,561
Europe	3,357	3,171
Asia Pacific-Japan	1,932	1,654

Total revenue	$14,216	$13,386

Operating income:
Americas	$742	$805
Europe	183	236
Asia Pacific-Japan	136	133

Total operating income	$1,061	$1,174

Corporate expenses are included in Dell’s measure of segment operating income for management reporting purposes; however, stock-based compensation expense is not allocated to business segments. The reconciliation of segment operating income to Dell’s consolidated total is as follows:

Three Months
Ended
May 5, 2006

(in millions)
Consolidated operating income:
Total consolidated segment operating income	$1,061
Stock-based compensation expense	(112)

Total consolidated operating income	$949

NOTE 9 — SUBSEQUENT EVENTS
On May 8, 2006, Dell acquired Alienware Corporation to further satisfy the growing number of consumers and businesses seeking high-performance PC products, including those used for gaming and other multimedia applications. Alienware will operate as a separate, wholly-owned subsidiary of Dell and will maintain its own brand as well as its product development, marketing, sales, technical support, and other operations.
On June 1, 2006, Dell initiated a commercial paper program with a supporting credit facility. Under the program Dell intends to issue, from time-to-time, short-term unsecured notes in an aggregate amount not to exceed $1.0 billion. Dell may use the proceeds for general corporate purposes, including funding DFS growth.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statements in this report that relate to future results and events are forward-looking statements based on Dell’s current expectations. Actual results in future periods could differ materially from those projected in those forward-looking statements because of a number of risks and uncertainties. For a discussion of factors affecting Dell’s business and prospects, see “Part I — Item 1A — Risk Factors” in Dell’s Annual Report on Form 10-K for the fiscal year ended February 3, 2006.
All percentage amounts and ratios were calculated using the underlying data in thousands. Unless otherwise noted, all references to industry share and total industry growth data are for personal computers (including desktops, notebooks, and x86 servers), and are based on information provided by IDC Worldwide PC Tracker, June 5, 2006. Share data is for the calendar quarter, and all Dell growth rates are on a year-over-year basis. Unless otherwise noted, all references to time periods refer to Dell fiscal periods.
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
Areas of Emphasis
Our objective is to maximize stockholder value by maintaining a balance of three key financial metrics: liquidity, profitability, and growth. Our strategy combines our direct business model with a highly efficient manufacturing and supply chain management organization and an emphasis on standards-based technologies. Our business model provides us with a constant flow of information about trends in customers’ plans and requirements. These trends have shown an increased use of standards-based technologies as well as a push towards standardization of services. Unlike proprietary technologies promoted by some of our top competitors, standards-based technologies provide customers with flexibility and choice while allowing their purchasing decisions to be based on performance, cost, and customer service. Our business strategy continues to focus on our enterprise business and expanding our capabilities toward smaller, more powerful standardized systems where we are uniquely positioned.
Business Environment
We believe that our business environment in fiscal 2007 will be similar to that of fiscal 2006. Our business environment is competitive but healthy, and our growth potential remains strong. Recent reports indicate the U.S. economy is growing at a healthy, sustainable rate, resulting in a favorable IT spending outlook in fiscal 2007. Economic conditions in our international markets, which are key to our expansion goals, continue to improve, highlighted by strengthening economies in Western Europe, expansion in Asia-Pacific, and continued development in Latin America.
We believe that ample growth opportunities exist as standards-based technologies become more prevalent and we increase our presence in new and existing geographical regions, expand into new locations, and pursue additional product and service opportunities.
We conduct operations worldwide, and we manage our business in three geographic segments: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific-Japan (“APJ”). We have invested in high growth countries such as China, India, Germany, Brazil, and Korea to design, manufacture, and service our customer’s locally, and we expect to continue our global expansion in the years ahead. Our investment in international growth opportunities contributed to a 12% increase year-over-year in our non-U.S. revenue, which represented 44% of our total consolidated revenue.

First Quarter Performance Highlights

Share position	•	We shipped almost 10 million units, resulting in a worldwide PC share position of 18.2%.

Revenue	•	Revenue increased 6% year-over-year to $14.2 billion, with unit shipments up 13% year-over-year.

Operating income	•	Operating income was $949(1) million for the quarter, or 6.7% of revenue, as compared to $1.2 billion or 8.8% of revenue for first quarter fiscal 2006.

Earnings	•	Earnings per share decreased 11% to $0.33(1) for the quarter compared to $0.37 for the first quarter of fiscal 2006.

Share repurchases	•	We spent $1.7 billion to repurchase almost 58 million shares in the first quarter of fiscal 2007.

(1)	Operating income and earnings per share for the three months ended May 5, 2006 include SFAS 123(R) stock-based compensation expense. See Note 5 to the condensed consolidated financial statements for additional information.
Results of Operations
The following table summarizes the results of our operations for the three month periods ended May 5, 2006 and April 29, 2005:

	Three Months Ended

	May 5, 2006		April 29, 2005

		% of		% of
	Dollars	Revenue	Dollars	Revenue	% Change

		(in millions, except per share
		amounts and percentages)
Revenue	$14,216	100.0%	$13,386	100.0%	6%
Gross margin	2,472	17.4%	2,491	18.6%	(1)%
Operating expenses	1,523	10.7%	1,317	9.8%	16%
Operating income	949	6.7%	1,174	8.8%	(19)%
Net income	762	5.4%	934	7.0%	(18)%
Earnings per share — diluted	0.33	N/A	0.37	N/A	(11)%
Consolidated Revenue
In the three month period ended May 5, 2006, we grew revenue across all regions and product categories over the prior year periods, other than Desktop PCs, which declined 3% in the first quarter of fiscal 2007 compared to the prior year. The decline in Desktop PC revenue reflects continuing reductions in average selling prices and an industry-wide shift to mobility products. Revenue outside the U.S. comprised 44% of consolidated revenue for the first quarter of fiscal 2007 compared to 42% for the same period last year. Internationally, we produced 12% year-over-year revenue growth for the first quarter of fiscal 2007.
Revenues by Segment
We conduct operations worldwide and manage our business in three geographic segments: the Americas, Europe, and Asia Pacific-Japan regions. The Americas region covers the U.S., Canada, and Latin America. The Europe region covers Europe, the Middle East, and Africa. The Asia Pacific-Japan region covers Asia and the Pacific Rim, including Australia and New Zealand. As a result of our organizational realignment, which included the consolidation of our U.S. Consumer segment into the Americas Business segment effective in the first quarter of fiscal 2007, we currently operate in three geographical segments: the Americas, EMEA, and APJ.

The following table summarizes our revenue by segment:

	Three Months Ended

	May 5, 2006		April 29, 2005

		% of		% of
	Dollars	Revenue	Dollars	Revenue

	(in millions, except percentages)
Revenue:
Americas	$8,927	63%	$8,561	64%
EMEA	3,357	24%	3,171	24%
APJ	1,932	13%	1,654	12%

Total revenue	$14,216	100%	$13,386	100%

•	Americas — Americas’ revenues increased 4% on unit growth of 7% for the first quarter of fiscal 2007. For the first quarter of fiscal 2007, we experienced strong performance in corporate accounts, including large and medium businesses. Americas International produced strong revenue growth of 26% year-over-year for the first quarter of fiscal 2007. Our home and small business revenue declined for the first quarter of fiscal 2007 due to a decline in desktop sales and overall competitive price pressure. As notebooks become more affordable, we continue to see a positive shift to mobility products.

•	EMEA — EMEA revenue grew 6% on unit growth of 18% for the first quarter of fiscal 2007. Year-over-year revenue growth was led by France and Germany, but was flat in the United Kingdom. Poland, the Czech Republic, and South Africa produced significant year-over-year growth at rates well above the overall region for the first quarter of fiscal 2007. Home and small business in EMEA also experienced competitive pricing pressure, which reduced average selling prices. Revenue growth was driven primarily by increases in mobility products and enhanced services sales.

•	APJ — APJ revenue grew 17% on unit growth of 30% for the first quarter of fiscal 2007. China had revenue growth of 29% on unit shipment growth of 40% year-over-year, led by our corporate accounts. South Korea, Thailand, and India produced significant year-over-year growth at rates well above the overall region for the first quarter of fiscal 2007. All product categories in APJ experienced growth for the three month period ended May 5, 2006, with desktops, enhanced services, and software and peripherals revenues posting strong gains.
Revenues by Product and Services Categories
We design, develop, manufacture, market, sell and support a wide range of products that are customized to individual customer requirements. Our product categories include desktop computer systems, mobility products, software and peripherals, servers and networking products, and storage products. In addition, we offer a wide range of enhanced services. The following table summarizes our revenue by product category:

	Three Months Ended

	May 5, 2006		April 29, 2005

		% of		% of
	Dollars	Revenue	Dollars	Revenue

	(in billions, except percentages)
Revenue:
Desktop PCs	$5.1	36%	$5.3	40%
Mobility	3.7	26%	3.3	24%
Software and Peripherals	2.2	16%	2.0	15%
Enhanced Services	1.4	10%	1.1	8%
Servers and Networking	1.3	9%	1.3	10%
Storage	0.5	3%	0.4	3%

Total revenue	$14.2	100%	$13.4	100%

•	Desktop PCs — Revenue from sales of Desktop PCs consists of Dell XPStm, OptiPlextm, and Dimensiontm desktop computer systems, and Dell Precisiontm desktop workstations. This revenue declined 3% on unit growth of 4% year-over-year for the first quarter of fiscal 2007. This decline was offset by a 12% growth in

APJ contributing to a share increase in that region. Business and consumer demand continues to shift toward mobility products as notebook computers become more affordable.

•	Mobility — Revenue from mobility products, consists of Dell XPStm, Latitudetm, and Inspirontm notebook computer systems, Dell Precisiontm mobile workstations, Dell MP3 players, and Dell Aximtm handhelds. This revenue grew by 12% on unit growth of 36% year-over-year for the first quarter of fiscal 2007. Mobility revenue outside the Americas grew 44%. As notebooks become more affordable and wireless products become standardized, demand for our mobility products continues to grow rapidly.

•	Software & Peripherals — Revenue from sales of software and peripherals consists of Dell-branded printers, monitors (not sold with systems), plasma and LCD televisions, projectors, and a multitude of competitively priced third-party peripherals, software, and other products. This revenue grew 11% year-over-year for the first quarter of fiscal 2007. We experienced significant growth in digital displays, as well as imaging and printing products. Strong laser printer demand in the U.S. contributed to a 14% increase in year-over-year revenue for printers and our total laser unit mix is now 20%, up from 15% a year ago. More than half of our Dell-branded imaging revenue came from the sale of consumables.

•	Enhanced Services — Enhanced services consists of a wide range of services including assessment, design and implementation, deployment, asset recovery and recycling, training, enterprise support, client support, and managed lifecycle. Enhanced services revenue increased 28% year-over-year for the three month period ended May 5, 2006, to almost $1.4 billion. We are expanding our service offerings and capabilities globally, resulting in a 43% year-over-year growth in revenues outside the Americas for the first quarter of fiscal 2007. In addition, we increased our deferred revenue balance by almost $200 million over the fourth quarter of fiscal 2006 to $3.8 billion.

•	Servers & Networking — Revenue from sales of servers and networking products, consisting of our standards-based PowerEdgetm line of servers and PowerConnecttm networking products, grew 3% on unit growth of 8% year-over-year for the first quarter of fiscal 2007. We produced 66% of this quarter’s growth from revenue outside of the Americas. Servers and networking remains a strategic focus area. We competitively price our server products to facilitate additional sales of storage products and higher margin enhanced services. By the end of fiscal 2007, we expect to launch our ninth generation servers featuring Intel’s Woodcrest microprocessors, as well as new multi-processor servers featuring AMD Opteron processors.

•	Storage — Revenue from sales of storage products, consisting of a comprehensive portfolio of storage solutions with services, including Dell | EMC and Dell PowerVaulttm storage devices, increased 12% for the first quarter of fiscal 2007. The Americas and APJ drove the revenue growth in storage with 12% and 26% increases, respectively, for the three month period ended May 5, 2006. During the quarter, we launched the PowerVault MD 1000 incorporating 3.5-inch serial attached SCSI drives and we celebrated the fifth year of our EMC alliance with the launch of new 4-gigabit Dell | EMC CX midrange storage systems.

Gross Margin
Gross margin for the three month periods ended May 5, 2006 and April 29, 2005 was as follows:

	Three Months Ended

	May 5, 2006		April 29, 2005

		% of		% of
	Dollars	Revenue	Dollars	Revenue

	(in millions, except percentages)
Revenue	$14,216	100.0%	$13,386	100.0%
Gross margin	2,472	17.4%	2,491	18.6%
Our margins declined for the first quarter of fiscal 2007 as compared to the same period in the prior year as pricing declined more rapidly than offsetting component price improvements. In addition, the adoption of SFAS 123(R) also negatively impacted our gross margin by $18 million, or 10 basis points, in the first quarter of fiscal 2007 as compared to the prior year.
As part of our focus on improving margins, we remain committed to reducing costs in these primary areas: warranty costs, structural materials, component, and transformational costs. Cost savings initiatives include providing certain customer technical support and back-office functions from cost-effective locations as well as driving more efficient processes and tools globally. We routinely pass cost reductions to our customers to improve customer value and increase share.
Stock-based Compensation
We have four stock-based compensation plans including an employee stock purchase plan with outstanding stock or stock options. We currently use the 2002 Long-Term Incentive Plan for stock-based incentive awards. These awards can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units, or performance shares.
Stock-based compensation expense totaled $112 million for the three months ended May 5, 2006 compared to $5 million for the three months ended April 29, 2005. The increase is due to the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments, (“SFAS 123(R)”). We adopted the modified prospective transition method under SFAS No. 123(R) effective the first quarter of fiscal 2007. Included in stock-based compensation for fiscal 2007 is the fair value of stock-based awards including restricted stock grants, restricted stock awards, and stock options, as well as the discount associated with stock purchased under our employee stock purchase plan. Prior to adoption of SFAS 123(R), we accounted for our equity incentive plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, stock-based compensation for the fair value of employee stock options and the discount associated with stock purchased under our employee stock purchase plan was not recognized in net income prior to fiscal 2007. See Note 5 to the condensed consolidated financial statements for a further discussion on stock-based compensation.
As of May 5, 2006, there was $262 million and $478 million of total unrecognized stock-based compensation costs related to stock options and non-vested restricted stock, respectively, with the unrecognized compensation cost expected to be recognized over a weighted-average period of 1.4 years and 2.7 years, respectively.
Operating Expenses
The following table summarizes our operating expenses:

	Three Months Ended

	May 5, 2006		April 29, 2005

		% of		% of
	Dollars	Revenue	Dollars	Revenue

	(in millions, except percentages)
Selling, general, and administrative	$1,394	9.8%	$1,207	9.0%
Research, development, and engineering	129	0.9%	110	0.8%

Total operating expenses	$1,523	10.7%	$1,317	9.8%

•	Selling, general, and administrative — During the first quarter of fiscal 2007, selling, general, and administrative expenses increased 15% to $1.4 billion compared to $1.2 billion in the same period of fiscal 2006. Stock-based compensation expense of $83 million, which was a result of the adoption of SFAS 123(R) in the first quarter of fiscal 2007, and costs primarily related to headcount growth drove the increase in the first quarter of fiscal 2007. We have increased our headcount not only to accommodate our global growth but to also improve our customer experience.

•	Research, development, and engineering — During the first quarter of fiscal 2007, research, development, and engineering expenses increased 18% to $129 million compared to $110 million in the same period of fiscal 2006. Stock-based compensation expense of $11 million for the three month period ended May 5, 2006, contributed to the year-over-year increase. We manage our R&D spending by targeting those innovations and products most valuable to our customers and by relying upon the capabilities of our strategic partners. We will continue to invest in research, development, and engineering activities to support our growth and to provide for new, competitive products. We have obtained 1,623 patents worldwide and have applied for 1,590 additional patents worldwide as of May 5, 2006.

Investment and Other Income, Net
Net investment and other income primarily includes interest income and expense, gains and losses from the sale of investments, and related fees, as well as foreign exchange transaction gains and losses. Net investment and other income decreased to $50 million for the first quarter of fiscal 2007 compared to $59 million for the same period in fiscal 2006. This decrease is primarily due to a decrease in average cash and investments balances, offset by higher interest rates during the first quarter of fiscal 2007 as compared to the same period of fiscal 2006.
Income Taxes
We reported an effective tax rate of approximately 23.75% for the first quarter of fiscal 2007, as compared to 24.25% for the same quarter last year. The decline in our effective tax rate is due to a higher proportion of our operating profits being generated in lower foreign tax jurisdictions during the first quarter of fiscal 2007 as compared to a year ago. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, and differences between the book and tax treatment of certain items.
Off-Balance Sheet Arrangements
Securitized Lending Transactions
During the first quarter of fiscal 2007, we continued to sell fixed-term leases and loans and revolving loans to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from ours. The sole purpose of the qualifying special purpose entities is to facilitate the funding of finance receivables in the capital markets. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. We expect to continue to purchase fixed-term leases and loans and revolving loans in the future and expect that the amount funded through these special purpose entities will increase over time.
Liquidity and Capital Commitments
Liquidity
We ended the first quarter of fiscal 2007 with $11.1 billion in cash, cash equivalents, and investments, compared to $13.4 billion at April 29, 2005. We invest a large portion of our available cash in highly liquid and highly rated government, agency, and corporate debt securities of varying maturities at the date of acquisition. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return through the full investment of available funds. The following table summarizes the results of our statement of cash flows for the three month periods ended May 5, 2006 and April 29, 2005:

	Three Months Ended

	May 5,	April 29,
	2006	2005

	(in millions)
Net cash flow provided by (used in):
Operating activities	$1,022	$1,190
Investing activities	277	1,714
Financing activities	(1,533)	(1,839)
Effect of exchange rate changes on cash and cash equivalents	69	62

Net (decrease) increase in cash and cash equivalents	$(165)	$1,127

Operating Activities — Cash provided by operating activities during the three month period ended May 5, 2006 was $1.0 billion, compared to $1.2 billion for the same period last year. The decrease in operating cash flows was primarily led by a reduction in net income and changes in operating working capital accounts. Cash flows from operating activities resulted primarily from net income during both periods, which represents our principal source of cash. Our direct model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.
The following table presents the components of our cash conversion cycle as of May 5, 2006 and February 3, 2006:

	May 5,	February 3,
	2006	2006

Days of sales outstanding(a)	30	29
Days of supply in inventory	5	4
Days in accounts payable	(77)	(77)

Cash conversion cycle	(42)	(44)

(a)	Days of sales outstanding (“DSO”) is based on the ending net trade receivables and most recent quarterly revenue for each period. DSO includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. At May 5, 2006 and February 3, 2006, days of sales outstanding and days of customer shipments not yet recognized were 27 and 3 days and 26 and 3 days, respectively.
Production materials inventory increased as compared to the fourth quarter of fiscal 2006 contributing to the growth in the average number of days in inventory.
We defer the cost of revenue associated with customer shipments not yet recognized as revenue until they are delivered. These deferred costs are included in our reported days of sales outstanding because we believe it presents a more accurate presentation of our days of sales outstanding and cash conversion cycle. These deferred costs are recorded in other current assets and totaled $424 million and $420 million as of May 5, 2006 and February 3, 2006, respectively.
Investing Activities — Cash provided by investing activities for the three month period ended May 5, 2006 was $277 million, compared to cash provided by investing activities of $1.7 billion for the same period last year. Cash provided by and used in investing activities principally consists of net maturities and sales or purchases of investments and capital expenditures for property, plant and equipment. During the three month period ended April 29, 2005, we re-invested a lower amount of proceeds from maturities and sales of investments to build liquidity for share repurchases and prepare for the repatriation of $4.1 billion of foreign earnings which was completed in fiscal 2006.
Financing Activities — Cash used in financing activities during the three month period ended May 5, 2006 was $1.5 billion, compared to $1.8 billion during the same period last year. Financing activities primarily consist of the repurchase of our common stock, partially offset by proceeds from the issuance of common stock under employee stock plans and other items. The year-over-year decrease in cash used in financing activities is due primarily to the decrease in share repurchases of 58 million shares at an aggregate cost of $1.7 billion during the three month period ended May 5, 2006, compared to 50 million shares at an aggregate cost of $2.0 billion in the same period last year.
We typically generate annual cash flows from operating activities in amounts greater than net income, driven mainly by our efficient cash conversion cycle; the growth in accrued service liabilities and deferred revenue; and noncash depreciation, amortization, and stock compensation expenses. We currently believe that our fiscal 2007 cash flows from operations will exceed net income and be more than sufficient to support our operations and capital requirements. However, in order to augment our liquidity and provide us with additional flexibility, we initiated a commercial paper program with a supporting credit facility on June 1, 2006. Under the program, we intend to issue, from time-to-time, short-term unsecured notes in an aggregate amount not to exceed $1.0 billion. We may use the proceeds for general corporate purposes, including funding DFS growth. We currently anticipate that we will continue to utilize our strong liquidity and cash flows from operations to repurchase our common stock, make capital investments, and fund DFS’s operations.
Capital Commitments
Share Repurchases — We have a share repurchase program that authorizes us to purchase common stock to return cash to stockholders and manage dilution resulting from shares issued under our employee stock plans. The aggregate dollar amount authorized for repurchase is $30 billion. We expect to repurchase shares of common stock through a systematic program of open market purchases. During the three month period ended May 5, 2006, we repurchased almost 58 million shares at an aggregate cost of $1.7 billion. See “Part II —

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.” We evaluate our share repurchase program quarterly and expect future share repurchases during the second quarter of fiscal 2007 to be at least $1.0 billion.
Capital Expenditures — We spent approximately $184 million on property, plant, and equipment during the three month period ended May 5, 2006, driven in part by our global expansion efforts and infrastructure investments in order to support future growth. Product demand and mix, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. We currently anticipate that we will utilize approximately $1.0 billion for capital expenditures during fiscal 2007, of which approximately $800 million is expected to be utilized for further global expansion of our sales and manufacturing capacity, enhancements to general information technology infrastructure, and maintenance and replacement of existing capital assets. The remainder will be used to facilitate customer sales involving leasing arrangements. Capital expenditures during fiscal 2007 are expected to be funded by cash flows from operating activities, which is our primary source of liquidity, and are estimated to increase compared to recent years due to our continued expansion worldwide, the need for additional manufacturing capacity, and leasing arrangements to facilitate customer sales.
Restricted Cash — Pursuant to our joint venture agreement with CIT, we are required to maintain certain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to our private label credit card and deferred servicing revenue. Accordingly, $431 million and $453 million in restricted cash is included in other current assets as of May 5, 2006 and February 3, 2006, respectively.
New Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standard “(SFAS”) No. 155, Accounting for Certain Hybrid Instruments, which is an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of fiscal 2008. We are currently evaluating the impact this Statement may have on our results of operations or financial condition.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability is initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective beginning in our fiscal 2008. Adoption of this statement is not expected to have a material effect on our results of operations or financial condition.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
For a description of Dell’s market risks, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in Dell’s Annual Report on Form 10-K for the fiscal year ended February 3, 2006. Dell’s exposure to market risks has not changed materially from the description in the Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting — Dell’s management, with the participation of Dell’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Dell’s internal control over financial reporting occurred during the first quarter of fiscal 2007. Based on that evaluation, management concluded that there has been no change in Dell’s internal control over financial reporting during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, Dell’s internal control over financial reporting.
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
Dell has a share repurchase program that authorizes it to purchase shares of common stock in order to both distribute cash to stockholders and manage dilution resulting from shares issued under Dell’s equity compensation plans. The aggregate dollar amount authorized for repurchase is $30 billion. The following are details of repurchases under this program for the period covered by this report:

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares that
			Repurchased	May Yet Be
			as Part of	Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Plans or
Period	Repurchased(a)	per Share	Plans	Programs

	(in millions, except average price paid per share)
Repurchases from February 4, 2006 through March 3, 2006	26	$29.94	26	$3,681
Repurchases from March 4, 2006 through March 31, 2006	21	$29.39	21	$3,055
Repurchases from April 1, 2006 through May 5, 2006	11	$27.77	11	$2,750

Total	58	$29.32	58

(a)	All shares were purchased in open-market transactions. Dell’s share repurchase program was announced on February 20, 1996; we are currently authorized to purchase common stock at an aggregate cost not to exceed $30 billion.

ITEM 5.	Other Information
(a) On June 1, 2006, Dell initiated a $1.0 billion commercial paper program with a supporting $1.0 billion senior unsecured revolving credit facility. Dell intends to issue, from time-to-time, short-term unsecured notes in an aggregate amount not to exceed $1.0 billion. Dell anticipates that this program will allow it to obtain favorable short-term borrowing rates.
The notes will be issued in private offerings under the exemption provided by Section 4(2) of the Securities Act of 1933. The notes will not be registered under the Securities Act or state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws. This announcement is for informational purposes only, and does not constitute an offer to sell or the solicitation of an offer to buy any securities. Dell will not sell the notes in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction or an exemption therefrom.
The new $1.0 billion five-year senior unsecured revolving credit facility (including letter of credit and swingline loan sub-facilities) was entered into on June 1 2006, with a group of lenders including JPMorgan Chase Bank, N.A., as administrative agent. At Dell’s election, borrowings under the facility will bear interest at either the prime rate of the administrative agent or at a rate dependent on Dell’s credit rating. In addition, Dell must pay facility commitment fees and letter of credit participation fees at rates based upon Dell’s credit rating. Unless extended, this facility expires on June 1, 2011, at which time any outstanding amounts under the facility will be due and payable.
The facility requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio. Amounts outstanding under the facility may be accelerated for typical defaults, including failure to pay principal or interest, breaches of covenants, non-payment of judgments or debt obligations in excess of $200 million, occurrence of a change of control and certain bankruptcy events. No borrowings are currently outstanding under the facility.
Dell may use the proceeds of the program and facility for general corporate purposes, including funding DFS growth.
ITEM 6. Exhibits
(a) Exhibits — See Index to Exhibits below.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC.

Date: June 7, 2006	/s/ Joan S. Hooper

Joan S. Hooper Vice President, Corporate Finance and Chief Accounting Officer (On behalf of the registrant and as principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.			Description of Exhibit

3.1		—	Restated Certificate of Incorporation, filed February 1, 2006 (incorporated by reference to Exhibit 3.3 of Dell’s Current Report on Form 8-K filed on February 2, 2006, Commission File No. 0-17017)
3.2		—	Restated Bylaws, as amended and effective January 31, 2006 (incorporated by reference to Exhibit 3.1 of Dell’s Current Report on Form 8-K filed on February 2, 2006, Commission File No. 0-17017)
4.1		—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.2		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4		—	Form of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.5		—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
31	.1†	—	Certification of Kevin B. Rollins, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31	.2†	—	Certification of James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	.1††	—	Certifications of Kevin B. Rollins, President and Chief Executive Officer, and James M. Schneider, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

†	Filed herewith.

††	Furnished herewith.