Form 10-Q/A
period 2006-05-05
DELL INC
filed 2007-10-30
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of the close of business on October 19, 2007, 2,235,866,516 shares of common stock, par value $.01 per share, were outstanding.

INDEX

		Page

Part I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Financial Position at May 5, 2006 (unaudited and restated) and February 3, 2006 (restated)	1
	Condensed Consolidated Statements of Income for the three-month period ended May 5, 2006 (unaudited and restated) and April 29, 2005 (unaudited and restated)	2
	Condensed Consolidated Statements of Cash Flows for the three-month period ended May 5, 2006 (unaudited and restated) and April 29, 2005 (unaudited and restated)	3
	Notes to Condensed Consolidated Financial Statements (unaudited and restated)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

Part II — OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 6.	Exhibits	54
Certification of Chairman and CEO Pursuant to Section 302
Certification of Vice Chairman and CFO Pursuant to Section 302
Certifications Pursuant to Section 906

Special Note

The Audit Committee of our Board of Directors recently completed an independent investigation into certain accounting and financial reporting matters. As a result of issues identified in that investigation, as well as issues identified in additional reviews and procedures conducted by management, the Audit Committee, in consultation with management and PricewaterhouseCoopers LLP, our independent registered public accounting firm, concluded on August 13, 2007 that our previously issued financial statements for Fiscal 2003, 2004, 2005, and 2006 (including the interim periods within those years), and the first quarter of Fiscal 2007, should no longer be relied upon because of certain accounting errors and irregularities in those financial statements. Accordingly, we have restated our previously issued financial statements for those periods. Restated financial information is presented in this report, as well as in our Annual Report on Form 10-K for Fiscal 2007. For a discussion of the investigation, the accounting errors and irregularities identified, and the adjustments made as a result of the restatement, see Note 2 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DELL INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	May 5,	February 3,
	2006	2006
	As	As
	Restated	Restated
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,889	$7,054
Short-term investments	1,579	2,016
Accounts receivable, net	4,332	4,082
Financing receivables, net	1,455	1,366
Inventories	651	588
Other	2,633	2,688

Total current assets	17,539	17,794
Property, plant, and equipment, net	2,072	1,993
Investments	2,690	2,686
Long-term financing receivables, net	255	325
Other non-current assets	508	454

Total assets	$23,064	$23,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$57	$65
Accounts payable	10,109	9,868
Accrued and other	6,500	6,240

Total current liabilities	16,666	16,173
Long-term debt	595	625
Other non-current liabilities	2,519	2,407

Total liabilities	19,780	19,205

Commitments and contingencies (Note 9)

Redeemable common stock and capital in excess of $.01 par value; 1 share issued and outstanding (Note 12)	39	—

Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 2,825 and 2,818, respectively; shares outstanding: 2,279 and 2,330, respectively	9,694	9,503
Treasury stock at cost: 546 and 488 shares, respectively	(19,698)	(18,007)
Retained earnings	13,475	12,699
Accumulated other comprehensive loss	(226)	(101)
Other	—	(47)

Total stockholders’ equity	3,245	4,047

Total liabilities and equity	$23,064	$23,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	May 5,	April 29,
	2006	2005
	As	As
	Restated	Restated

Net revenue	$14,320	$13,300
Cost of net revenue(1)	11,812	10,848

Gross margin	2,508	2,452

Operating expenses:
Selling, general, and administrative(1)	1,414	1,206
Research, development, and engineering(1)	129	109

Total operating expenses	1,543	1,315

Operating income	965	1,137
Investment and other income, net	54	51

Income before income taxes	1,019	1,188
Income tax provision	243	280

Net income	$776	$908

Earnings per common share:
Basic	$0.34	$0.37

Diluted	$0.33	$0.36

Weighted-average shares outstanding:
Basic	2,297	2,456
Diluted	2,318	2,515

(1)	Cost of revenue and operating expenses for the three–month period ended May 5, 2006 include stock-based compensation expense pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended
	May 5,	April 29,
	2006	2005
	As	As
	Restated	Restated

Cash flows from operating activities:
Net income	$776	$908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106	90
Stock-based compensation	113	4
Excess tax benefits from stock-based compensation	(32)	—
Tax benefits from employee stock plans	—	32
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	14	(8)
Other	25	16
Changes in:
Operating working capital	(36)	130
Non-current assets and liabilities	58	102

Net cash provided by operating activities	1,024	1,274

Cash flows from investing activities:
Investments:
Purchases	(3,070)	(124)
Maturities and sales	3,548	2,249
Capital expenditures	(187)	(143)

Net cash provided by investing activities	291	1,982

Cash flows from financing activities:
Repurchase of common stock	(1,691)	(2,000)
Issuance of common stock under benefit plans	138	169
Excess tax benefits from stock-based compensation	32	—
Other	(13)	(14)

Net cash used in financing activities	(1,534)	(1,845)

Effect of exchange rate changes on cash and cash equivalents	54	(12)

Net (decrease) increase in cash and cash equivalents	(165)	1,399
Cash and cash equivalents at beginning of period	7,054	4,479

Cash and cash equivalents at end of period	$6,889	$5,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — Basis of Presentation

Basis of Presentation — The accompanying condensed consolidated financial statements of Dell Inc. (“Dell”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (“SEC”) in Dell’s Annual Report on Form 10-K for the fiscal year ended February 3, 2006. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature, as well as all adjustments discussed in Note 2, “Audit Committee Independent Investigation and Restatement,” considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries at May 5, 2006 and February 3, 2006 and the results of its operations and its cash flows for the three month periods ended May 5, 2006 and April 29, 2005.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in Dell’s condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from those estimates.

Dell is currently a partner in Dell Financial Services L.P. (“DFS”), a joint venture with CIT Group, Inc. (“CIT”). The joint venture allows Dell to provide its customers with various financing alternatives. Dell consolidates DFS’ financial results in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”) as Dell is the primary beneficiary. See Note 7 of Notes to Condensed Consolidated Financial Statements.

Stock-Based Compensation — Effective February 4, 2006, Dell adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified prospective transition method, which does not require revising the presentation in prior periods for stock-based compensation. Under this transition method, stock-based compensation expense for the first quarter of Fiscal 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested at, February 4, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after February 3, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Dell recognizes this compensation expense net of an estimated forfeiture rate over the requisite service period of the award, which is generally the vesting term of five years for stock options and five-to-seven years for restricted stock awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. Dell has applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion on stock-based compensation.

Prior to the adoption of SFAS 123(R), Dell measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Dell applied the disclosure provisions of SFAS 123 such that the fair value of employee stock-based compensation was disclosed in the notes to its financial statements. Under APB 25, when the exercise price of Dell’s employee stock options equaled the market price of the underlying stock at the date of the grant, no compensation expense was recognized.

Recently Issued Accounting Pronouncements — In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”), which is an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 140,

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125 (“SFAS 140”). SFAS 155 allows Dell to elect to account for financial instruments with embedded derivatives as a whole on a fair value basis, instead of bifurcating the derivative from the host financial instrument. This statement also requires Dell to evaluate its interest in securitized financial assets to identify any freestanding derivatives and embedded derivatives, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event after the beginning of Dell’s Fiscal 2008. Dell determined that its retained interest in securitized assets contains embedded derivatives and elected to account for the entire asset on a fair value basis. The fair value basis did not have a material effect on Dell’s results of operations, financial position, or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability is initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent reporting periods. SFAS 156 is effective beginning Dell’s Fiscal 2008. Adoption of SFAS 156 did not have a material effect on Dell’s results of operations, financial position, or cash flows.

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3, Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions (“EITF 06-3”). The consensus allows an entity to choose between two acceptable alternatives based on their accounting policies for transactions in which the entity collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of revenue with an offsetting expense. Conversely, the net method excludes such taxes from revenue. Companies are required to disclose the method selected pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are reported gross and are significant, companies are required to disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting periods beginning after December 15, 2006, which is Dell’s Fiscal 2008. Dell records revenue net of such taxes.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Dell adopted this Interpretation in the first quarter of Fiscal 2008, and this adoption resulted in a decrease to stockholders’ equity of approximately $62 million. In addition, consistent with the provisions of FIN 48, Dell changed the classification of $1.1 billion of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses the process of quantifying financial statement misstatements; however, it does not address how to assess materiality in interim financial statements. SAB 108 establishes the dual approach for the evaluation of the impact of financial statement misstatements. SAB 108 was effective for Dell’s Fiscal 2007. There was no impact on Dell’s results of operations, financial position, or cash flows due to the adoption of SAB 108. However, this guidance was considered in the determination by Dell to restate its previously issued financial statements as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for assets and liabilities measured at fair value. SFAS 157 applies to existing accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by Dell beginning in the first quarter of Fiscal 2009. Management is currently evaluating the impact that SFAS 157 may have on Dell’s results of operations, financial position, and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007, which is Dell’s Fiscal 2009. Management is currently evaluating the impact that this statement may have on Dell’s results of operations and financial position, and has yet to make a decision on the elective adoption of SFAS 159.

Reclassifications — To maintain comparability among the periods presented, Dell has revised the presentation of certain prior period amounts reported within the Notes to Condensed Consolidated Financial Statements. For further discussion regarding the presentation of service obligations honored, see Note 8 of Notes to Condensed Consolidated Financial Statements.

NOTE 2 — Audit Committee Independent Investigation and Restatement

Background and Scope of the Investigation

In August 2005, the Division of Enforcement of the SEC initiated an inquiry into certain of Dell’s accounting and financial reporting matters and requested that Dell provide certain documents. Over the course of several months, Dell produced documents and provided information in response to the SEC’s initial request and subsequent requests.

In June 2006, the SEC sent Dell an additional request for documents and information that appeared to expand the scope of the inquiry, with respect to both issues and periods. As documents and information were collected in response to this additional request, Dell’s management was made aware of information that raised significant accounting and financial reporting concerns, including whether accruals, reserves, and other balance sheet items had been recorded and reported properly. After evaluating this information and in consultation with PricewaterhouseCoopers LLP, Dell’s independent registered public accounting firm, management determined that the identified issues warranted an independent investigation and recommended such to the Audit Committee of Dell’s Board of Directors.

On August 16, 2006, the Audit Committee, acting on management’s recommendation, approved the initiation of an independent investigation. The Audit Committee engaged Willkie Farr & Gallagher LLP (“Willkie Farr”) to lead the investigation as the independent legal counsel to the Audit Committee. Willkie Farr in turn engaged KPMG LLP (“KPMG”) to serve as its independent forensic accountants.

The scope of the investigation was determined by Willkie Farr, in consultation with the Audit Committee and KPMG. The investigation involved a program of forensic analysis and inquiry directed to aspects of Dell’s accounting and financial reporting practices throughout the world, and evaluated aspects of its historical accounting and financial reporting practices since Fiscal 2002 and, with respect to certain issues, prior fiscal years.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Summary of Investigation Findings

The investigation raised questions relating to numerous accounting issues, most of which involved adjustments to various reserve and accrued liability accounts, and identified evidence that certain adjustments appear to have been motivated by the objective of attaining financial targets. According to the investigation, these activities typically occurred in the days immediately following the end of a quarter, when the accounting books were being closed and the results of the quarter were being compiled. The investigation found evidence that, in that timeframe, account balances were reviewed, sometimes at the request or with the knowledge of senior executives, with the goal of seeking adjustments so that quarterly performance objectives could be met. The investigation concluded that a number of these adjustments were improper, including the creation and release of accruals and reserves that appear to have been made for the purpose of enhancing internal performance measures or reported results, as well as the transfer of excess accruals from one liability account to another and the use of the excess balances to offset unrelated expenses in later periods. The investigation found that sometimes business unit personnel did not provide complete information to corporate headquarters and, in a number of instances, purposefully incorrect or incomplete information about these activities was provided to internal or external auditors.

The investigation identified evidence that accounting adjustments were viewed at times as an acceptable device to compensate for earnings shortfalls that could not be closed through operational means. Often, these adjustments ranged from several hundred thousand to several million dollars, in the context of a company with annual revenues ranging from $35.3 billion to $55.8 billion and annual net income ranging from $2.0 billion to $3.6 billion for the periods in question. The errors and irregularities identified in the course of the investigation revealed deficiencies in Dell’s accounting and financial control environment, some of which were determined to be material weaknesses, that require corrective and remedial actions. For a description of the control deficiencies identified by management as a result of the investigation and Dell’s internal reviews described below, as well as management’s plan to remediate those deficiencies, see “Part I — Item 4 — Controls and Procedures.”

Other Company Identified Adjustments

Concurrently with the investigation, Dell also conducted extensive internal reviews for the purpose of the preparation and certification of Dell’s Fiscal 2007 financial statements and its assessment of internal controls over financial reporting. Dell’s procedures included expanded account reviews and expanded balance sheet reconciliations to ensure all accounts were fully reconciled, supported, and appropriately documented. Dell also implemented improvements to its quarterly and annual accounting close process to provide for more complete review of the various business unit financial results.

Restatement Adjustments

As a result of the issues identified in the Audit Committee independent investigation, as well as issues identified in additional reviews and procedures conducted by management, the Audit Committee, in consultation with management and PricewaterhouseCoopers LLP, concluded on August 13, 2007 that Dell’s previously issued financial statements for Fiscal 2003, 2004, 2005, and 2006 (including the interim periods within those years), and the first quarter of Fiscal 2007, should no longer be relied upon because of certain accounting errors and irregularities in those financial statements. Accordingly, Dell has restated its previously issued financial statements for those periods. Restated financial information is presented in this report, as well as in Dell’s Annual Report on Form 10-K for Fiscal 2007.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The nature of the restatement adjustments and the impact of the adjustments for the three-month period ended May 5, 2006 are shown in the following table:

	Three Month Period Ended May 5, 2006
		Adjustments
		Revenue			Other	Provision
		recognition			reserves	for
	As	Software		Warranty	and	income	As
	Reported	sales	Other	liabilities	accruals	tax(a)	Restated
	(in millions, except per share data)

Net revenue	$14,216	$(27)	$131	$—	$—	$—	$14,320
Cost of net revenue	11,744	(25)	134	(35)	(6)	—	11,812

Gross margin	2,472	(2)	(3)	35	6	—	2,508

Operating expenses:
Selling, general, and administrative	1,394	—	4	—	16	—	1,414
Research, development, and engineering	129	—	—	—	—	—	129

Total operating expenses	1,523	—	4	—	16	—	1,543

Operating income	949	(2)	(7)	35	(10)	—	965
Investment and other income, net	50	—	(1)	(2)	7	—	54

Income before income taxes	999	(2)	(8)	33	(3)	—	1,019
Income tax provision	237					6	243

Net income	$762						$776

Earnings per common share:
Basic	$0.33						$0.34

Diluted	$0.33						$0.33

Weighted-average shares outstanding:
Basic	2,297						2,297
Diluted	2,318						2,318

(a)	Primarily represents the aggregate tax impact of the adjustments.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The nature of the restatement adjustments and the impact of the adjustments for the three-month period ended April 29, 2005 are shown in the following table:

	Three Month Period Ended April 29, 2005
		Adjustments
		Revenue			Other	Provision
		recognition			reserves	for
	As	Software		Warranty	and	income	As
	Reported	sales	Other	liabilities	accruals	tax(a)	Restated
	(in millions, except per share data)

Net revenue	$13,386	$(54)	$(32)	$—	$—	$—	$13,300
Cost of net revenue	10,895	(51)	(14)	14	4	—	10,848

Gross margin	2,491	(3)	(18)	(14)	(4)	—	2,452

Operating expenses:
Selling, general, and administrative	1,207	—	2	—	(3)	—	1,206
Research, development, and engineering	110	—	—	(1)	—		109

Total operating expenses	1,317	—	2	(1)	(3)	—	1,315

Operating income	1,174	(3)	(20)	(13)	(1)	—	1,137
Investment and other income, net	59	—	—	(1)	(7)	—	51

Income before income taxes	1,233	(3)	(20)	(14)	(8)	—	1,188
Income tax provision	299					(19)	280

Net income	$934						$908

Earnings per common share:
Basic	$0.38						$0.37

Diluted	$0.37						$0.36

Weighted-average shares outstanding:
Basic	2,456						2,456
Diluted	2,515						2,515

(a)	Primarily represents the aggregate tax impact of the adjustments.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Revenue Recognition Adjustments

Software Sales — The largest revenue recognition adjustment relates to correcting the timing and amount of revenue recognized on the sale of certain software products. Dell is a reseller of a broad array of third-party developed software. Individually significant categories of software are analyzed for application of the appropriate accounting under American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”). However, the allocation of software sales revenue between the software license (recognized at point of sale) and post-contract support (deferred and recognized over time) for other high volume, lower dollar value software products has historically been assessed as a group and the post-contract support revenue was deferred based on an estimate of average “Vendor Specific Objective Evidence” (“VSOE”). During the course of its internal reviews, Dell determined that its application of SOP 97-2 for these high volume software products was not correct. Dell has determined that the most appropriate application of SOP 97-2 is to defer all of the revenue from these “other software” offerings and amortize the revenue over the post-contract support period as VSOE has not been appropriately established. Additionally, during the course of its reviews, Dell identified certain software offerings where it had previously recognized the gross amount of revenue from the sale but where it functions more as a selling agent as opposed to the principal in the sale to the customer. In those cases Dell should have recognized the revenue net of the related cost pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal vs. Net as an Agent.

Other — The other revenue recognition adjustments include cases where Dell recognized revenue in the incorrect periods or recognized the incorrect amount of revenue on certain transactions, and cases where the allocation of revenue among the individual elements of the sale was not correct. The primary categories of other revenue recognition adjustments include the following:

•	SAB 104 Deferrals — Instances were identified where Dell prematurely recognized revenue prior to finalization of the terms of sale with the customer, or prior to title and/or risk of loss having been passed to the customer. Sometimes these situations involved warehousing arrangements. Additionally, there were situations where revenue was incorrectly deferred to later periods despite title and/or risk of loss having passed to the end customer. Under SAB 104, there were also cases where the in-transit deferral calculation for the period end was not appropriately calculated or was based on incorrect assumptions.

•	Deferred Warranty Revenue — Pursuant to FASB Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, Dell defers and amortizes the revenue from the sale of extended warranties and enhanced service level agreements over the service period of the associated agreement. In some instances Dell’s accounting estimates of the agreement durations were not correct, resulting in revenue being recognized over a shorter time period than the actual contract durations. Additionally, an error was identified in the amount of deferred revenue recognized and amortized during the restatement period.

•	Customer Rebate Accruals — Dell’s U.S. Consumer segment and small business group historically offered various forms of rebates to stimulate sales, including mail-in rebates. The rebate redemption liability is estimated at the time of sale based on historical redemption rates for the various types of promotions. Dell has determined that this liability was overstated due to a number of factors, including failure to update redemption rates when appropriate, additional amounts accrued for expected customer satisfaction costs, and unsupported incremental accruals recorded in addition to the calculated redemption liability estimate.

•	Japan Services Transactions — In late January 2007, a Japanese systems integrator with whom Dell’s Japanese services division did business, filed for bankruptcy. The bankruptcy trustee publicly

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

indicated that the systems integrator had engaged in fictitious transactions. Dell promptly commenced an internal investigation led by Dell’s Ethics Office to determine whether its Japanese business unit had engaged in any fictitious transactions with the systems integrator. Dell hired independent outside counsel who retained independent accountants to lead the investigation. The investigation determined that almost all of the transactions of the Japan services business involving the systems integrator likely were fabricated, as were certain additional smaller transactions involving two other Japanese systems integrators. The impact of the adjustments reduced net revenue and cost of revenue to eliminate the effect of the fictitious transactions.

•	Sales Reflected in Cost of Sales — There were transactions identified involving the sale of certain computer component commodities and parts where the net proceeds were presented as a reduction of cost of sales rather than as revenue.

Warranty Liabilities

The issues related to Dell’s warranty liabilities include situations where certain vendor reimbursement agreements were incorrectly accounted for as a reduction in the estimate of the outstanding warranty liabilities. There were also instances where warranty reserves in excess of the estimated warranty liability as calculated by the warranty liability estimation process were retained and not released to the income statement as appropriate. Additionally, certain adjustments in the warranty liability estimation process were identified where expected future costs or estimated failure rates were not accurate.

Other Reserves and Accruals

Many of the restatement adjustments relate to the estimates and reconciliation of various reserves and accrued liabilities, including employee benefits, accounts payable, litigation, sales commissions, payroll, employee bonuses, and supplier rebates. Dell extensively reviewed its accruals and underlying estimates, giving consideration to subsequent developments after the date of the financial statements, to assess whether any of the previously recorded amounts required adjustment. Dell conducted expanded account reviews and expanded balance sheet reconciliations to ensure that all accounts were fully reconciled, supported, and appropriately documented. As a result of this review, Dell determined that a number of its accruals required adjustment across various accounting periods. The largest of these adjustments are described in more detail below:

•	Employee Bonuses — Certain employee bonuses were not accrued correctly, including the timing of the recording of the accrual for the employee bonuses. Additionally, in certain cases when excess accruals resulted from differences in the actual bonus payments, the excess accruals were not adjusted as appropriate.

•	Vendor Funding Arrangements — In some instances vendor funding arrangements were not accounted for appropriately under EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Certain amounts received from vendors were recorded as a reduction in operating expenses instead of being correctly recorded as a reduction of cost of goods sold. Additionally, certain amounts received were retained on the balance sheet and released in future periods despite the earnings process having been complete in the earlier period. Finally, there were instances where the benefit of certain vendor funding was recorded prior to the completion of the earnings process.

•	Unsubstantiated Accruals and Inadequately Reconciled Accounts — In some instances accrual and reserve accounts lacked justification or supporting documentation. In certain cases these accounts were used to accumulate excess amounts from other reserve and accrual accounts.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

However, these excess reserves were not released to the income statement in the appropriate reporting period or were released for other purposes. In some instances accounts had incorrect balances because they had not been properly reconciled or because reconciling items had not been adjusted timely.

The table below summarizes the effects of the restatement adjustments on the Consolidated Statement of Financial Position at May 5, 2006.

	May 5, 2006
	As		As
	Reported	Adjustments	Restated
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$6,877	$12	$6,889
Short-term investments	1,579	—	1,579
Accounts receivable, net	4,332	—	4,332
Financing receivables, net	1,451	4	1,455
Inventories	636	15	651
Other	2,522	111	2,633

Total current assets	17,397	142	17,539
Property, plant, and equipment, net	2,074	(2)	2,072
Investments	2,690	—	2,690
Long-term financing receivables, net	256	(1)	255
Other non-current assets	454	54	508

Total assets	$22,871	$193	$23,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$57	$57
Accounts payable	10,069	40	10,109
Accrued and other	6,251	249	6,500

Total current liabilities	16,320	346	16,666
Long-term debt	503	92	595
Other non-current liabilities	2,674	(155)	2,519

Total liabilities	19,497	283	19,780

Redeemable common stock and capital in excess of par value	—	39	39
Stockholders’ equity:
Common stock and capital in excess	9,793	(99)	9,694
Treasury stock	(19,698)	—	(19,698)
Retained earnings	13,508	(33)	13,475
Accumulated other comprehensive loss	(229)	3	(226)

Total stockholders’ equity	3,374	(129)	3,245

Total liabilities and stockholders’ equity	$22,871	$193	$23,064

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The table below summarizes the effects of the restatement adjustments on the Consolidated Statement of Financial Position at February 3, 2006.

	February 3, 2006
	As		As
	Reported	Adjustments	Restated
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$7,042	$12	$7,054
Short-term investments	2,016	—	2,016
Accounts receivable, net	4,089	(7)	4,082
Financing receivables, net	1,363	3	1,366
Inventories	576	12	588
Other	2,620	68	2,688

Total current assets	17,706	88	17,794
Property, plant, and equipment, net	2,005	(12)	1,993
Investments	2,691	(5)	2,686
Long-term financing receivables, net	325	—	325
Other non-current assets	382	72	454

Total assets	$23,109	$143	$23,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$65	$65
Accounts payable	9,840	28	9,868
Accrued and other	6,087	153	6,240

Total current liabilities	15,927	246	16,173
Long-term debt	504	121	625
Other non-current liabilities	2,549	(142)	2,407

Total liabilities	18,980	225	19,205

Redeemable common stock and capital in excess of par value	—	—	—
Stockholders’ equity:
Common stock and capital in excess of par	9,540	(37)	9,503
Treasury stock	(18,007)	—	(18,007)
Retained earnings	12,746	(47)	12,699
Accumulated other comprehensive loss	(103)	2	(101)
Other	(47)	—	(47)

Total stockholders’ equity	4,129	(82)	4,047

Total liabilities and equity	$23,109	$143	$23,252

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Statement of Financial Position Adjustments

In addition to the income statement adjustments described above, certain Statement of Financial Position classification adjustments were also identified. These include (i) correcting the classification of advances under credit facilities by DFS from other current and non-current liabilities to short-term borrowings and long-term debt as appropriate; (ii) correcting the presentation of liabilities for estimated litigation settlements by presenting estimated insurance recoveries as a receivable from the insurance carriers rather than as a reduction of the estimated settlement liability; (iii) correcting an error in the calculation and recording of the tax benefit of employee stock options which had an offsetting impact on accrued and other liabilities and stockholders equity; (iv) adjusting the fair value of long-term debt, where the interest rate is hedged with interest rate swap agreements; and (v) adjusting deferred revenue to record professional and deployment services impacting accounts receivable and accrued and other liabilities. These balance sheet corrections in classification are included in the adjustments column above.

Statement of Cash Flows

The following table presents the major subtotals for Dell’s Statement of Cash Flows and the related impact of the restatement adjustments discussed above for the three month periods ended May 5, 2006 and April 29, 2005:

	Three Months Ended
	May 5, 2006		April 29, 2005
	As	As	As	As
	Reported	Restated	Reported	Restated
	(in millions)

Net cash provided by (used in):
Net income	$762	$776	$934	$908
Non-cash adjustments	205	226	61	134
Changes in working capital	(113)	(36)	103	130
Changes in noncurrent assets and liabilities	168	58	92	102

Operating activities	1,022	1,024	1,190	1,274
Investing activities	277	291	1,714	1,982
Financing activities	(1,533)	(1,534)	(1,839)	(1,845)
Effect of exchange rate changes on cash and cash equivalents(a)	69	54	62	(12)

Net (decrease) increase in cash and cash equivalents	(165)	(165)	1,127	1,399
Cash and cash equivalents at beginning of period	7,042	7,054	4,747	4,479

Cash and cash equivalents at end of period	$6,877	$6,889	$5,874	$5,878

(a)	The cash flows have been revised to reflect a closer approximation of the weighted-average exchange rates during the reporting periods. For most periods, this revision reduced the previously reported effect of exchange rate changes on cash and cash equivalents and with an offsetting change in effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies and changes in operating working capital included in cash flows from operating activities.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 3 —	Inventories

	May 5,	February 3,
	2006	2006
	As	As
	Restated	Restated
	(in millions)

Inventories:
Production materials	$384	$325
Work-in-process	53	43
Finished goods	214	220

Inventories	$651	$588

NOTE 4 —	Earnings Per Common Share

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive. Accordingly, certain employee stock options have been excluded from the calculation of diluted earnings per share totaling 209 million and 72 million shares during the first quarter of Fiscal 2007 and Fiscal 2006, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended May 5, 2006 and April 29, 2005:

	Three Months Ended
	May 5,	April 29,
	2006	2005
	As	As
	Restated	Restated
	(in millions, except per share amounts)

Numerator:
Net income	$776	$908
Denominator:
Weighted-average shares outstanding:
Basic	2,297	2,456
Effect of dilutive options, restricted stock units, restricted stock, and other	21	59

Diluted	2,318	2,515

Earnings per common share:
Basic	$0.34	$0.37

Diluted	$0.33	$0.36

NOTE 5 —	Comprehensive Income

Dell’s comprehensive income is comprised of net income, unrealized gains and losses on derivative financial instruments related to foreign currency hedging, unrealized gains and losses on marketable

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

securities classified as available-for-sale, unrealized gains and losses related to the change in valuation of retained interests in securitized assets, and foreign currency translation adjustments.

The following table summarizes comprehensive income for the three month periods ended May 5, 2006 and April 29, 2005:

	Three Months Ended
	May 5,	April 29,
	2006	2005
	As	As
	Restated	Restated
	(in millions)

Comprehensive income:
Net income	$776	$908
Unrealized gains (losses) on foreign currency hedging instruments, net	(108)	7
Unrealized losses on marketable securities, net	(15)	(12)
Valuation of retained interests in securitized assets	2	—
Foreign currency translation adjustments	(4)	2

Comprehensive income	$651	$905

NOTE 6 —	Benefit Plans

Description of the Plans

Employee Stock Purchase Plan — Dell has a shareholder approved employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of Dell’s common stock. Effective July 1, 2005, participating employees were permitted to purchase common stock through payroll deductions at the end of each three-month participation period at a purchase price equal to 85% of the fair market value of the common stock at the end of the participation period. Upon adoption of SFAS 123(R) in Fiscal 2007, Dell began recognizing compensation expense for the 15% discount received by the participating employees. Common stock reserved for future employee purchases under the plan aggregated 14 million shares at May 5, 2006 and 16 million shares at February 3, 2006. The weighted-average fair value of the purchase rights under the ESPP during the three-month period ended May 5, 2006 was $4.52.

Employee Stock Plans — Dell has the following four employee stock plans (collectively referred to as the “Stock Plans”) under which options, restricted stock, and restricted stock units were outstanding at May 5, 2006:

•	The Dell Computer Corporation 1989 Stock Option Plan (the “1989 Option Plan”)

•	The Dell Computer Corporation Incentive Plan (the “1994 Incentive Plan”)

•	The Dell Computer Corporation 1998 Broad-Based Stock Option Plan (the “1998 Broad-Based Plan”)

•	The Dell Computer Corporation 2002 Long-Term Incentive Plan (the “2002 Incentive Plan”)

The Stock Plans are administered by the Leadership Development and Compensation Committee of Dell’s Board of Directors. The 1989 Option Plan, the 1994 Incentive Plan, and the 1998 Broad-Based Plan have been terminated (except for options previously granted under those plans that are still outstanding). Consequently, awards are currently only being granted under the 2002 Incentive Plan.

The 2002 Incentive Plan provides for the granting of stock-based incentive awards to Dell’s employees, non-employee directors, and certain consultants and advisors to Dell. Awards may be incentive stock options within the meaning of Section 422 of the Internal Revenue Code, nonqualified stock options,

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

restricted stock, or restricted stock units. There were approximately 257 million and 272 million shares of Dell’s common stock available for future grants under the Stock Plans at May 5, 2006 and February 3, 2006, respectively. To satisfy stock option exercises, Dell has a policy of issuing new shares as opposed to repurchasing shares on the open market.

Stock Option Agreements — The right to purchase shares pursuant to existing stock option agreements typically vests pro-rata at each option anniversary date over a five-year period. The options, which are granted with option exercise prices equal to the fair market value of Dell’s common stock on the date of grant, generally expire within ten to twelve years from the date of grant. Dell has not issued any options to consultants or advisors to Dell since Fiscal 1999. In conjunction with the adoption of SFAS 123(R) in the first quarter of Fiscal 2007, Dell changed its method of attributing the value of stock-based compensation expense from an accelerated approach to a straight-line method. Compensation expense for all stock option awards granted on or prior to February 3, 2006 is recognized using an accelerated approach with the exception of stock options granted in Fiscal 2002 and Fiscal 2003, for which compensation expense is recognized using a straight-line method.

Restricted Stock Awards — Awards of restricted stock may be either grants of restricted stock, restricted stock units, or performance-based stock units that are issued at no cost to the recipient. For restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted stock grants typically vest over a five-to-seven-year period beginning on the date of grant. For restricted stock units, legal ownership of the shares is not transferred to the employee until the unit vests, which is generally over a five-year period. Dell also grants performance-based restricted stock units as a long-term incentive in which an award recipient receives shares contingent upon Dell achieving performance objectives and the employees’ continuing employment through the vesting period, which is generally over a five-year period. Compensation expense recorded in connection with these performance-based restricted stock units is based on Dell’s best estimate of the number of shares that will eventually be issued upon achievement of the specified performance criteria and when it becomes probable that certain performance goals will be achieved. The cost of these awards is determined using the fair market value of Dell’s common stock on the date of the grant. Compensation expense for restricted stock awards with a service condition is recognized on a straight-line basis over the vesting term. Compensation expense for performance-based restricted stock awards is recognized on an accelerated multiple-award approach based on the most probable outcome of the performance condition. In accordance with SFAS 123(R), deferred compensation related to restricted stock awards issued prior to Fiscal 2007, which was previously classified as “other” in stockholders’ equity, was classified as capital in excess of par value upon adoption.

Temporary Suspension of Option Exercises, Vesting of Restricted Stock Units, and ESPP Purchases — As a result of Dell’s inability to timely file its Annual Report on Form 10-K for Fiscal 2007, Dell suspended the exercise of employee stock options, the vesting of restricted stock units, and the purchase of shares under the ESPP. Dell expects to resume the exercise of employee stock options by employees, the vesting of restricted stock units, and the purchase of shares under the ESPP when it is again current in its reporting obligations under the Securities Exchange Act of 1934.

Dell agreed to pay cash to certain current and former employees who held in-the-money stock options (options that have an exercise price less than the current stock market price) that expired during the period of unexercisability. Within 45 days after Dell files its Annual Report on Form 10-K for Fiscal 2007, Dell will make payments relating to in-the-money stock options that expired in the second and third quarters of Fiscal 2008, which are expected to total approximately $113 million. Dell will not continue to pay cash for expired in-the-money stock options once the options again become exercisable.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

General Information

Stock Option Activity — The following table summarizes stock option activity for the Stock Plans during the three-month period ended May 5, 2006:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in millions)	(per share)	(in years)	(in millions)

Options outstanding — February 3, 2006	343	$31.86
Granted	3	29.16
Exercised	(6)	16.84
Forfeited	(1)	25.76
Cancelled/expired	(3)	38.26

Options outstanding — May 5, 2006	336	$32.00

Vested and expected to vest (net of estimated forfeitures) — May 5, 2006(a)	295	$32.90	5.8	$340
Exercisable — May 5, 2006(a)	276	$32.90	5.8	$319

(a)	For options vested and expected to vest and options exercisable, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Dell’s closing stock price on May 5, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on May 5, 2006. The intrinsic value changes based on changes in the fair market value of Dell’s common stock.

Other information pertaining to stock options for the three-month period ended May 5, 2006 is as follows:

Three Months Ended
May 5, 2006
(in millions,
except per option data)

Weighted-average grant date fair value of stock options granted per option	$7.62
Total intrinsic value of options exercised(a)	$53

(a)	The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price, multiplied by the number of options exercised) that was received by the option holders who exercised their options during the three-month period ended May 5, 2006.

At May 5, 2006, $262 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options is expected to be recognized over a weighted-average period of approximately 1.4 years.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Non-vested Restricted Stock Activity — Non-vested restricted stock awards at May 5, 2006 and activities during the three-month period ended May 5, 2006 were as follows:

		Weighted-
	Number	Average
	of	Grant Date Fair
	Shares	Value
	(in millions)

Non-vested restricted stock — February 3, 2006	2	$34.66
Granted	17	$29.26
Vested	—	—
Forfeited	—	—

Non-vested restricted stock — May 5, 2006	19	$29.77

For the three-month period ended May 5, 2006, the weighted-average fair value of restricted stock awards granted was $29.26 per share. At May 5, 2006, $478 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

Expense Information under SFAS 123(R)

For the three-month period ended May 5, 2006 stock-based compensation expense, net of income taxes, was allocated as follows:

Three Months Ended
May 5, 2006
As Restated
(in millions)

Stock-based compensation expense:
Cost of net revenue	$18
Operating expenses	95

Stock-based compensation expense before taxes	113
Income tax benefit	(34)

Stock-based compensation expense	$79

Prior to the adoption of SFAS 123(R), net income included compensation expense related to restricted stock awards but did not include stock-based compensation expense for employee stock options or the purchase discount under Dell’s ESPP. Total stock-based compensation expense was $113 million for the three-month period ended May 5, 2006. As a result of adopting SFAS 123(R), income before income taxes and net income for the three-month period ended May 5, 2006 were lower by $90 million and $63 million, respectively, than if Dell had not adopted SFAS 123(R). The impact on both basic and diluted earnings per share for the three-month period ended May 5, 2006 was $0.03 per share. The remaining $23 million of pre-tax stock compensation expense for the three-month period ended May 5, 2006, is associated with restricted stock awards that, consistent with APB 25, are expensed over the associated vesting period. Stock-based compensation expense recognized for the first quarter of Fiscal 2007 is based on awards expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123, forfeitures were accounted for as they occurred.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Prior to the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized for those options were classified as operating cash flows. These excess tax benefits are now classified as financing cash flows, with an offsetting amount classified as a use of operating cash flows. This amount was $32 million for the three-month period ended May 5, 2006. In addition, there was no material stock-based compensation expense capitalized as part of the cost of an asset.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2007

Prior to the adoption of SFAS 123(R), Dell measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB 25. Under APB 25, when the exercise price of Dell’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant, no compensation expense was recognized. Dell applied the disclosure provisions of SFAS 123 as amended by SFAS 148, as if the fair-value-based method had been applied in measuring compensation expense.

The following table illustrates the effect on net income and earnings per share for the three-month period ended April 29, 2005, as if Dell had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

Three Months Ended
April 29, 2005
As
Restated
(In millions,
except per share data)

Net income	$908
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(213)

Net income — pro forma	$695

Earnings per common share:
Basic — as restated	$0.37

Basic — pro forma	$0.28

Diluted — as restated	$0.36

Diluted — pro forma	$0.28

On January 5, 2006, Dell’s Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $30.75 per share previously awarded under equity compensation plans. Options to purchase approximately 101 million shares of common stock, or 29% of the outstanding unvested options, were subject to the acceleration. The weighted-average exercise price of the options that were accelerated was $36.37. The purpose of the acceleration was to enable Dell to reduce future compensation expense associated with these options upon the adoption of SFAS 123(R).

Valuation Information

SFAS 123(R) requires the use of a valuation model to calculate the fair value of stock option awards. Dell has elected to use the Black-Scholes option pricing model, which incorporates various assumptions, including volatility, expected term, and risk-free interest rates. The volatility is based on a blend of implied and historical volatility of Dell’s common stock over the most recent period commensurate with the

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

estimated expected term of Dell’s stock options. Dell uses this blend of implied and historical volatility, as well as other economic data, because management believes such volatility is more representative of prospective trends. The expected term of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. The dividend yield of zero is based on the fact that Dell has never paid cash dividends and has no present intention to pay cash dividends.

The weighted-average fair value of stock options and purchase rights under the employee stock purchase plan was determined based on the Black-Scholes option pricing model weighted for all grants during the period, utilizing the assumptions in the following table:

	Three Months Ended
	May 5,	April 29,
	2006	2005

Expected term:
Stock options	3.8 years	3.8 years
Employee stock purchase plan	3 months	6 months
Risk-free interest rate (U.S. Government Treasury Note)	4.8%	4.0%
Volatility	25%	23%
Dividends	0%	0%

NOTE 7 —	Financial Services

Joint Venture Agreement

Dell offers various customer financial services for its business and consumer customers in the U.S. through DFS, a joint venture with CIT. Loan and lease financing through DFS is one of many sources of financing that Dell’s customers may select. Dell recognized revenue from the sale of products financed through DFS of $1.5 billion during the first quarter of both Fiscal 2007 and Fiscal 2006.

On September 8, 2004, Dell and CIT executed an agreement that extended the term of the joint venture to January 29, 2010, and modified certain terms of the relationship. In accordance with the extension agreement, net income and losses generated by DFS are currently allocated 70% to Dell and 30% to CIT. At May 5, 2006, and February 3, 2006, CIT’s equity ownership in the net assets of DFS was $19 million and $14 million, respectively, which is recorded as minority interest and included in other non-current liabilities.

The extension agreement provides Dell with the option to purchase CIT’s 30% interest in DFS in February 2008, for a purchase price ranging from approximately $100 million to $345 million. Dell currently expects that the purchase price will likely be towards the upper end of that range. If Dell does not exercise this purchase option, Dell is obligated to purchase CIT’s 30% interest upon the occurrence of certain termination events, or upon the expiration of the joint venture on January 29, 2010.

Dell is dependent upon DFS to facilitate financing for a significant number of customers who elect to finance products sold by Dell. Dell also purchases loan and lease receivables facilitated by DFS on substantially the same terms and conditions as CIT. Dell’s purchase of these assets allows Dell to retain a greater portion of the assets’ future earnings. During the three-month period ended May 5, 2006, Dell funded approximately 35% of these financing transactions. The percentage of transactions that Dell will purchase under the extension agreement is expected to be approximately 50% in Fiscal 2008.

DFS is a full service financial services entity; key activities include the origination, collection, and servicing of financing receivables related to the purchase of Dell products. While DFS services CIT funded receivables, Dell’s obligation related to the performance of these receivables is limited to the cash funded reserves established at the time of funding.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Financing Receivables

The following table summarizes the components of Dell’s financing receivables, net of the allowance for estimated uncollectible amounts:

	May 5,	February 3,
	2006	2006
	As	As
	Restated	Restated
	(in millions)

Financing receivables, net:
Customer receivables:
Revolving loans, net	$826	$1,025
Leases and loans, net	504	302

Customer receivables, net	1,330	1,327
Residual interests	284	274
Retained interest	96	90

Financing receivables, net	$1,710	$1,691

Short-term	$1,455	$1,366
Long-term	255	325

Financing receivables, net	$1,710	$1,691

Financing receivables primarily consist of revolving loans and fixed-term leases and loans resulting from the sale of Dell products. If customers desire revolving or term loan financing, Dell sells equipment directly to customers who, in turn, enter into agreements to finance their purchases. For customers who desire lease financing, Dell sells the equipment to DFS, and DFS enters into direct financing lease arrangements with the customers.

•	Customer receivables are presented net of an allowance for uncollectible accounts. The allowance is based on factors including historical trends and the composition and credit quality of the customer receivables. The composition and credit quality varies from investment grade commercial customers to subprime consumers. Customer receivables are charged to the allowance at the earlier of when an account is deemed to be uncollectible or when the account is 180 days delinquent. Recoveries on customer receivables previously charged off as uncollectible are adjusted to the allowance for uncollectible accounts. The following is a description of the components of financing receivables:

-	Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full, no interest is charged. These special programs generally range from 3 to 18 months and have an average original term of approximately 13 months. Revolving loans bear interest at a variable annual percentage rate that is tied to the prime rate.

-	Leases with business customers generally have fixed-terms of two to three years. Future maturities of minimum lease payments at May 5, 2006 are as follows: 2007: $50 million; 2008: $28 million; 2009: $11 million; and 2010: $1 million. Fixed-term loans are also offered to qualified small businesses for the purchase of products sold by Dell.

•	Dell retains a residual interest in the leased equipment. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

periodic basis, Dell assesses the carrying amount of its recorded residual values for impairment. Anticipated declines in specific future residual values that are considered to be other-than-temporary are recorded in current earnings.

•	Retained interests represent the residual beneficial interest Dell retains in certain pools of securitized finance receivables. Retained interests are stated at the present value of the estimated net beneficial cash flows after payment of all senior interests. In estimating the value of retained interests, Dell makes a variety of financial assumptions, including pool credit losses, payment rates, and discount rates. These assumptions are supported by both Dell’s historical experience and anticipated trends relative to the particular receivable pool. Dell reviews its investments in retained interests periodically for impairment, based on estimated fair value. Any resulting losses representing the excess of carrying value over estimated fair value that are other-than-temporary are recorded in earnings. However, unrealized gains are reflected in stockholders’ equity as part of accumulated other comprehensive income. In the first quarter of Fiscal 2008, Dell adopted SFAS 155, and as a result, all gains and losses are recognized in income immediately and are no longer included in accumulated other comprehensive income.

Asset Securitization

During the first quarters of Fiscal 2007 and Fiscal 2006, Dell sold $268 million and $126 million, respectively, of fixed-term leases and loans and revolving loans to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from those of Dell. The sole purpose of the qualifying special purpose entities is to facilitate the funding of finance receivables in the capital markets. Dell determines the amount of receivables to securitize based on its funding requirements in conjunction with specific selection criteria designed for the transaction. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of SFAS 140.

Dell retains the right to receive collections on securitized receivables in excess of amounts needed to pay interest and principal as well as other required fees. Upon the sale of the financing receivables, Dell records the present value of the excess cash flows as a retained interest, which typically results in a gain that ranges from 2% to 4% of the customer receivables sold. Dell services the securitized contracts and earns a servicing fee. Dell’s securitization transactions generally do not result in servicing assets and liabilities, as the contractual fees are adequate compensation in relation to the associated servicing cost.

Dell’s securitization program contains structural features that could prevent further funding if the credit losses or delinquencies on the pool of sold receivables exceed specified levels. These structural features are within normal industry practice and are similar to comparable securitization programs in the marketplace. Dell does not currently expect that any of these features will have a material adverse impact on its ability to securitize financing receivables.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 8 —	Warranty Liability and Related Deferred Revenue

Revenue from extended warranty and service contracts, for which Dell is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Dell records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in Dell’s deferred revenue for extended warranties and warranty liability for standard warranties, which are included in other current and non-current liabilities on Dell’s Condensed Consolidated Statements of Financial Position, are presented in the following tables:

	Three Months
	Ended
	May 5,	April 29,
	2006	2005
	As	As
	Restated	Restated
	(in millions)

Deferred revenue:
Deferred revenue at beginning of period	$3,707	$2,904
Revenue deferred for new extended warranty and service contracts sold(a)	759	620
Revenue recognized(a)	(559)	(427)

Deferred revenue at end of period	$3,907	$3,097

Current portion	$1,988	$1,570
Non-current portion	1,919	1,527

Deferred revenue at end of period	$3,907	$3,097

	Three Months
	Ended
	May 5,	April 29,
	2006	2005
	As	As
	Restated	Restated
	(in millions)

Warranty liability:
Warranty liability at beginning of period	$951	$722
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(b)	245	213
Service obligations honored(a)	(287)	(227)

Warranty liability at end of period	$909	$708

Current portion	$634	$480
Non-current portion	275	228

Warranty liability at end of period	$909	$708

(a)	Prior period amounts have been changed to reflect the current year presentation of service obligations honored. There is no impact to the Condensed Consolidated Statements of Financial Position or Condensed Consolidated Statements of Income as a result of this change.

(b)	Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new warranty contracts. Dell’s warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 9 —	Commitments and Contingencies

DFS Purchase Commitment — Pursuant to the joint venture agreement between Dell and CIT, Dell has an obligation to purchase CIT’s 30% interest in DFS at the expiration of the joint venture on January 29, 2010, for a purchase price ranging from approximately $100 million to $345 million. Dell currently expects that the purchase price will likely be towards the upper end of the range. See Note 7 of Notes to Condensed Consolidated Financial Statements.

Restricted Cash — Pursuant to an agreement between DFS and CIT, Dell is required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to Dell’s private label credit card, and deferred servicing revenue. Restricted cash specific to the consolidation of DFS in the amount of $432 million and $453 million is included in other current assets on Dell’s Consolidated Statements of Financial Position as of May 5, 2006 and February 3, 2006, respectively.

Legal Matters — Dell is involved in various claims, suits, investigations, and legal proceedings that arise from time to time in the ordinary course of its business. As required by SFAS No. 5, Accounting for Contingencies (“SFAS 5”), Dell accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The following is a discussion of Dell’s significant legal matters.

•	Investigations and Related Litigation — In August 2005, the SEC initiated an inquiry into certain of Dell’s accounting and financial reporting matters and requested that Dell provide certain documents. The SEC expanded that inquiry in June 2006 and entered a formal order of investigation in October 2006. The SEC’s requests for information were joined by a similar request from the United States Attorney for the Southern District of New York (“SDNY”), who subpoenaed documents related to Dell’s financial reporting from and after Fiscal 2002. In August 2006, because of potential issues identified in the course of responding to the SEC’s requests for information, Dell’s Audit Committee, on the recommendation of management and in consultation with PricewaterhouseCoopers LLP, Dell’s independent registered public accounting firm, initiated an independent investigation, which was recently completed. For information regarding the Audit Committee’s investigation, the accounting errors and irregularities identified, and the restatement adjustments, see Note 2 of Notes to Condensed Consolidated Financial Statements. Although the Audit Committee investigation has been completed, the investigations being conducted by the SEC and the SDNY are ongoing. Dell continues to cooperate with the SEC and the SDNY.

Dell and several of its current and former directors and officers are parties to securities, Employee Retirement Income Security Act of 1974 (“ERISA”), and shareholder derivative lawsuits all arising out of the same events and facts. Four putative securities class actions that were filed in the Western District of Texas, Austin Division, against Dell and certain of its current and former officers have been consolidated as In re Dell Inc. Securities Litigation, and a lead plaintiff has been appointed by the court. The lead plaintiff has asserted claims under sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934 based on alleged false and misleading disclosures or omissions regarding Dell’s financial statements, governmental investigations, known battery problems, business model, and insiders’ sales of its securities. This action also includes Dell’s independent registered public accounting firm, PricewaterhouseCoopers LLP, as a defendant. Four other putative class actions that were also filed in the Western District by purported participants in the Dell Inc. 401(k) Plan have been consolidated as In re Dell Inc. ERISA Litigation, and lead plaintiffs have been appointed by the court. The lead plaintiffs have asserted claims under ERISA based on allegations that Dell, certain current officers, and certain current and former directors imprudently invested and managed participants’ funds and failed to disclose information regarding its stock held in the 401(k) Plan. In addition, seven shareholder derivative lawsuits that were filed in three separate jurisdictions (the Western District of Texas, Austin Division; the Delaware

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Chancery Court; and the state district court in Travis County, Texas) have been consolidated into three actions, one in each of the respective jurisdictions, as In re Dell Inc. Derivative Litigation, and name various current and former officers and directors as defendants and Dell as a nominal defendant. On October 8, 2007, the shareholder derivative lawsuit filed in the Western District of Texas was dismissed without prejudice by the court. The Travis County, Texas action has been transferred to the state district court in Williamson County, Texas. The shareholder derivative lawsuits assert claims derivatively on behalf of Dell under state law, including breaches of fiduciary duties. Finally, one purported shareholder has filed an action against Dell in Delaware Chancery Court under Section 220 of the Delaware General Corporation Law, Baltimore County Employees’ Retirement System v. Dell Inc., seeking inspection of certain of Dell’s books and records related to the internal investigation and government investigations. Dell intends to defend all of these lawsuits vigorously.

•	Copyright Levies — Proceedings against the IT industry in Germany seek to impose levies on equipment, such as personal computers, multifunction devices, and printers that facilitate making private copies of copyrighted materials. The total levies due, if imposed, would be based on the number of products sold and the per-product amounts of the levies, which vary. Dell, along with other companies and various industry associations are opposing these levies and instead are advocating compensation to rights holders through digital rights management systems.

There are currently three levy cases involving other equipment manufacturers pending before the German Federal Supreme Court. Adverse decisions in these cases could ultimately impact Dell. The cases involve personal computers, printers, and multifunctional devices. The equipment manufacturers in these cases recently lost in the lower courts and have appealed. The amount allowed by the lower courts with respect to PCs is €12 per personal computer sold for reprographic copying capabilities. The amounts claimed with respect to printers and multifunctional devices depend on speed and color and vary between €10 and €300 for printers and between €38 and €600 for multifunctional devices. On December 29, 2005, Zentralstelle Für private Überspielungrechte (“ZPÜ”), a joint association of various German collection societies, instituted arbitration proceedings against Dell’s German subsidiary before the Arbitration Body in Munich. ZPÜ claims a levy of €18.4 per PC that Dell sold in Germany from January 1, 2002 through December 31, 2005. On July 31, 2007, the Arbitration Body recommended a levy of €15 on each PC sold during that period, for audio and visual copying capabilities. Dell and ZPÜ rejected the recommendation and Dell expects that the matter will proceed to court. Dell will continue to defend this claim vigorously.

•	Lucent v. Dell — In February 2003, Lucent Technologies, Inc. filed a lawsuit against Dell in the United States District Court for Delaware, and the lawsuit was subsequently transferred to the United States District Court for the Southern District of California. The lawsuit alleges that Dell infringed 12 patents owned by Lucent and seeks monetary damages and injunctive relief. In April 2003, Microsoft Corporation filed a declaratory judgment action against Lucent in the United States District Court for the Southern District of California, asserting that Microsoft products do not infringe patents held by Lucent, including 10 of the 12 patents at issue in the lawsuit involving Dell and Microsoft. These actions were consolidated for discovery purposes with a previous suit that Lucent filed against Gateway, Inc. In September 2005, the court granted a summary judgment of invalidity with respect to one of the Lucent patents asserted against Dell. In addition, in decisions made through May 2007, the court granted summary judgment of non-infringement with respect to five more of the Lucent patents asserted against Dell. The court has ordered invalidity briefing with regard to other patents at issue in view of the April 30, 2007, U.S. Supreme Court decision in KSR v. Teleflex. Fact and expert discovery has closed, and the three actions have been consolidated. Trial is scheduled to begin in February 2008. Dell is defending these claims vigorously. Separately, Dell has filed a lawsuit against Lucent in the United States District

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Court for the Eastern District of Texas, alleging that Lucent infringes two patents owned by Dell and seeking monetary damages and injunctive relief. That litigation is pending, and discovery is proceeding.

•	Sales Tax Claims — Several state and local taxing jurisdictions have asserted claims against Dell Catalog Sales L.P. (“DCSLP”), an indirect wholly-owned subsidiary of Dell, alleging that DCSLP had an obligation to collect tax on sales made into those jurisdictions because of its alleged nexus, or physical presence, in those jurisdictions. During the first and second quarter of Fiscal 2008, Dell settled suits filed by the State of Louisiana and the Secretary of the Louisiana Department of Revenue and Taxation in the 19th Judicial District Court of the State of Louisiana, and by two Louisiana parishes, Orleans Parish and Jefferson Parish, in the State of Louisiana 24th Judicial District Court. Dell also settled similar claims made by a number of other Louisiana parishes and by the State of Massachusetts. These settlement amounts did not have a material adverse effect on Dell’s financial condition, results of operations, or cash flows. While there are ongoing claims by certain other state and local taxing authorities, DCSLP disputes the allegation that it had nexus in any of these other jurisdictions during the periods in issue, and is defending the claims vigorously. Dell does not expect that the outcome of these other claims, individually or collectively, will have a material adverse effect on its financial condition, results of operations, or cash flows.

•	Income Tax — Dell is currently under audit in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which Dell is subject include Fiscal 1999 through Fiscal 2007. Dell does not anticipate a significant change to the total amount of unrecognized benefits within the next 12 months.

Dell is involved in various other claims, suits, investigations, and legal proceedings that arise from time to time in the ordinary course of its business. Although Dell does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, Dell could incur judgments or enter into settlements of claims that could adversely affect its operating results or cash flows in a particular period.

NOTE 10 —	Segment Information

Dell conducts operations worldwide and is managed in three geographic regions: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific-Japan (“APJ”). The Americas region, which is based in Round Rock, Texas, covers the U.S., Canada, and Latin America. Within the Americas, Dell is further segmented into Business and U.S. Consumer. The Americas Business (“Business”) segment includes sales to corporate, government, healthcare, education, and small and medium business customers, while the U.S. Consumer segment includes sales primarily to individual consumers. The EMEA segment, based in Bracknell, England, covers Europe, the Middle East, and Africa. The APJ region, based in Singapore, covers the Asian countries of the Pacific Rim as well as Australia, New Zealand, and India. In connection with the amendment of Dell’s Form 10-Q for the first quarter of Fiscal 2007, Dell has revised its segment presentation from the three segments presented in the financial statements included in the original Form 10-Q filing to conform to its current management reporting structure of four operating segments.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Corporate expenses are included in Dell’s measure of segment operating income for management reporting purposes; however, with the adoption of SFAS 123(R), beginning in Fiscal 2007 stock-based compensation expense is not allocated to Dell’s reportable segments. The following table presents net revenue by Dell’s reportable segments as well as a reconciliation of consolidated segment operating income to Dell’s consolidated operating income for the three month periods ended May 5, 2006 and April 29, 2005:

	Three Months Ended
	May 5,	April 29,
	2006	2005
	As	As
	Restated	Restated
	(in millions)

Net revenue:
Americas:
Business	$7,110	$6,572
U.S. Consumer	1,911	1,935

Americas	9,021	8,507
EMEA	3,402	3,154
APJ	1,897	1,639

Net revenue	$14,320	$13,300

Consolidated operating income:
Americas:
Business	$673	$635
U.S. Consumer	53	138

Americas	726	773
EMEA	197	236
APJ	155	128

Consolidated segment operating income	1,078	1,137
Stock-based compensation expense(a)	(113)	—

Consolidated operating income	$965	$1,137

(a)	Stock compensation of $4 million for the three-month period ended April 29, 2005 is included in the total consolidated segment operating income.

NOTE 11 —	Debt

DFS Credit Facilities

DFS maintains credit facilities with CIT that provide a maximum capacity of $750 million to fund leased equipment. These borrowings are secured by DFS’ assets and contain certain customary restrictive covenants. Interest on the outstanding loans is paid quarterly and calculated based on an average of the two- and three-year U.S. Treasury Notes plus 4.45%. DFS is required to make quarterly payments if the value of the leased equipment securing the loans is less than the outstanding principal balance. At May 5, 2006 and February 3, 2006, outstanding advances from CIT totaled $123 million and $133 million, respectively, of which $54 million and $63 million, respectively, is included in short-term borrowings and $69 million and $70 million, respectively, is included in long-term debt on Dell’s Condensed Consolidated Statements of Financial Position. The credit facilities expire on the earlier of (i) the dissolution of DFS;

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(ii) the purchase of CIT’s ownership interest in DFS; or (iii) the acceleration of the maturity of the debt by CIT arising from a default.

Long-Term Debt and Interest Rate Risk Management

In April 1998, Dell issued $200 million 6.55% fixed rate senior notes with the principal balance due April 15, 2008 (the “Senior Notes”) and $300 million 7.10% fixed rate senior debentures with the principal balance due April 15, 2028 (the “Senior Debentures”). Interest on the Senior Notes and Senior Debentures is paid semi-annually, on April 15 and October 15. The Senior Notes and Senior Debentures rank equally and are redeemable, in whole or in part, at the election of Dell for principal, any accrued interest, and a redemption premium based on the present value of interest to be paid over the term of the debt agreements. The Senior Notes and Senior Debentures generally contain no restrictive covenants, other than a limitation on liens on Dell’s assets and a limitation on sale-leaseback transactions involving Dell property.

Dell’s inability to timely file its periodic reports with the SEC constituted a technical breach of the covenants to which the Senior Notes and the Senior Debentures are subject. Those covenants specify that a “Notice of Default” must be issued, and Dell must have failed to cure the deficiency within 90 days of the notice, before the debt is callable by the holders. Because Dell has not received a “Notice of Default,” Dell is not in default of these debt covenants; therefore, the Senior Notes and the Senior Debentures are classified as long-term liabilities at May 5, 2006. With the filing of its past due periodic reports with the SEC, Dell is no longer in breach of the covenants.

Concurrent with the issuance of the Senior Notes and Senior Debentures, Dell entered into interest rate swap agreements converting Dell’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London Interbank Offered Rates plus 0.4% and 0.8% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, Dell’s effective interest rates for the Senior Notes and Senior Debentures were 5.3% and 5.6%, respectively, for the first quarter of Fiscal 2007.

The interest rate swap agreements are designated as fair value hedges. Although the Senior Notes and Senior Debentures allow for settlement before their stated maturity, such settlement would always be at an amount greater than the fair value of the Senior Notes and Senior Debentures. Accordingly, the Senior Notes and Senior Debentures are not considered to be pre-payable as defined by SFAS 133 and related interpretations. The changes in the fair value of the interest rate swaps are assessed in accordance with SFAS 133.

NOTE 12 —	Redeemable Common Stock

Dell inadvertently failed to register with the SEC the sale of some shares under certain employee benefit plans. As a result, certain purchasers of common stock pursuant to those plans may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. At May 5, 2006, Dell has classified approximately 1 million shares ($39 million) that may be subject to the rescissionary rights outside stockholders’ equity, because the redemption features are not within the control of Dell. These shares have always been treated as outstanding for financial reporting purposes.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 13 —	Subsequent Events

On May 8, 2006, Dell acquired Alienware Corporation to further satisfy the growing number of consumers and businesses seeking high-performance personal computer products, including those used for gaming and other multimedia applications. Alienware will operate as a separate, wholly-owned subsidiary of Dell and will maintain its own brand as well as its product development, marketing, sales, technical support, and other operations.

On June 1, 2006, Dell implemented a commercial paper program with a supporting credit facility. Under the program Dell intends to issue, from time-to-time, short-term unsecured notes in an aggregate amount not to exceed $1.0 billion. There were no outstanding advances under the commercial paper program as of October 26, 2007. Dell uses the proceeds of the program and facility for general corporate purposes, including funding DFS growth.

On August 14, 2006, Dell announced a voluntary recall of approximately 4.2 million Dell-branded lithium-ion batteries with cells manufactured by a supplier. From April 1, 2004, through July 18, 2006, Dell sold or provided these batteries individually or as part of a service replacement with notebook computers. This recall has not had a material impact on Dell’s results of operations, financial position, or cash flows, as Dell was indemnified by the manufacturer of these batteries.

On August 2, 2007, Dell announced the planned acquisition of ASAP Software, a leading software solutions and licensing services provider, and currently a subsidiary of Corporate Express. The acquisition will strengthen Dell’s existing software business by integrating ASAP’s complementary expertise in managing software licensing, purchasing, renewals, and compliance. The acquisition is anticipated to close during Dell’s fourth quarter of Fiscal 2008.

On August 13, 2007, Dell completed its previously announced acquisition of ZING Systems, Inc., a consumer technology and services company that focuses on always-connected audio and entertainment devices. ZING Systems, Inc. will be integrated into Dell’s Consumer Product Group and will be used to continue improving the entertainment experiences provided to customers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE: This section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements based on our current expectations. Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties. For a discussion of risk factors affecting our business and prospects, see “Part II — Item 1A — Risk Factors.”

All percentage amounts and ratios were calculated using the underlying data in thousands. Unless otherwise noted, all references to industry share and total industry growth data are for personal computers (including desktops, notebooks, and x86 servers), and are based on information provided by IDC Worldwide Quarterly PC Tracker, September 2007. Share data is for the calendar quarter, and all our growth rates are on a fiscal year-over-year basis. Unless otherwise noted, all references to time periods refer to our fiscal periods.

AUDIT COMMITTEE INDEPENDENT INVESTIGATION AND RESTATEMENT

Background

In August 2005, the Division of Enforcement of the United States Securities and Exchange Commission (the “SEC”) initiated an inquiry into certain of our accounting and financial reporting matters and requested that we provide certain documents. Over the course of several months, we produced documents and provided information in response to the SEC’s initial request and subsequent requests.

In June 2006, the SEC sent us an additional request for documents and information that appeared to expand the scope of the inquiry, with respect to both issues and periods. As documents and information were collected in response to this additional request, our management was made aware of information that raised significant accounting and financial reporting concerns, including whether accruals, reserves, and other balance sheet items had been recorded and reported properly. After evaluating this information and in consultation with PricewaterhouseCoopers LLP, our independent registered public accounting firm, management determined that the identified issues warranted an independent investigation and recommended such to the Audit Committee of our Board of Directors.

On August 16, 2006, the Audit Committee, acting on management’s recommendation, approved the initiation of an independent investigation. The Audit Committee engaged Willkie Farr & Gallagher LLP (“Willkie Farr”) to lead the investigation as independent legal counsel to the Audit Committee. Willkie Farr in turn engaged KPMG LLP (“KPMG”) to serve as its independent forensic accountants.

Scope of the Investigation

The scope of the investigation was determined by Willkie Farr, in consultation with the Audit Committee and KPMG. The investigation involved a program of forensic analysis and inquiry directed to aspects of our accounting and financial reporting practices throughout the world, and evaluated aspects of our historical accounting and financial reporting practices since Fiscal 2002 and, with respect to certain issues, prior fiscal years.

Willkie Farr and KPMG assembled an investigative team that ultimately consisted of more than 375 professionals, including more than 125 lawyers and 250 accountants. Investigative teams were deployed in our three geographic regions — Americas (including our corporate functions); Europe, Middle East and Africa (“EMEA”); and Asia Pacific-Japan (“APJ”). Information and documents were gathered from company personnel worldwide. Using proprietary search software, the investigative team evaluated over five million documents. Investigative counsel also conducted over 200 interviews of approximately 150 individuals, and the KPMG accountants, in connection with their forensic work, conducted numerous less formal discussions with various company employees. In addition, using a proprietary software tool designed to identify potentially questionable journal entries based on selected criteria (for example, entries made late in the quarterly close process, entries containing round dollar line items between $3 million and $50 million, and liability-to-liability transfers), KPMG selected and reviewed in excess of 2,600 journal entries that were highlighted by the tool or specifically identified by the forensic teams investigating specific issues.

Summary of Investigation Findings

The investigation raised questions relating to numerous accounting issues, most of which involved adjustments to various reserve and accrued liability accounts, and identified evidence that certain adjustments appear to have been motivated by the objective of attaining financial targets. According to the investigation, these activities typically occurred in the days immediately following the end of a quarter, when the accounting books were being closed and the results of the quarter were being compiled. The investigation found evidence that, in that timeframe, account balances were reviewed, sometimes at the request or with the knowledge of senior executives, with the goal of seeking adjustments so that quarterly performance objectives could be met. The investigation concluded that a number of these adjustments were improper, including the creation and release of accruals and reserves that appear to have been made for the purpose of enhancing internal performance measures or reported results, as well as the transfer of excess accruals from one liability account to another and the use of the excess balances to offset unrelated expenses in later periods. The investigation found that sometimes business unit personnel did not provide complete information to corporate headquarters and, in a number of instances, purposefully incorrect or incomplete information about these activities was provided to internal or external auditors.

The investigation identified evidence that accounting adjustments were viewed at times as an acceptable device to compensate for earnings shortfalls that could not be closed through operational means. Often, these adjustments were several hundred thousand or several million dollars, in the context of a company with annual revenues ranging from $35.3 billion to $55.8 billion and annual net income ranging from $2.0 billion to $3.6 billion for the periods in question. The errors and irregularities identified in the course of the investigation revealed deficiencies in our accounting and financial control environment, some of which were determined to be material weaknesses, that require corrective and remedial actions. For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews described below, as well as management’s plan to remediate those deficiencies, see “Part I — Item 4 — Controls and Procedures.”

Other Company Identified Adjustments

Concurrently with the investigation, we also conducted extensive internal reviews for the purpose of the preparation and certification of our Fiscal 2007 and prior financial statements and our assessment of internal controls over financial reporting. Our procedures included expanded account reviews and expanded balance sheet reconciliations to ensure all accounts were fully reconciled, supported, and appropriately documented. We also implemented improvements to our quarterly and annual accounting close process to provide for more complete review of the various business unit financial results. These additional reviews identified issues involving, among other things, revenue recognition in connection with sales of third party software, amortization of revenue related to after-point-of-sale extended warranties, and accounting for certain vendor reimbursement agreements.

Restatement

As a result of issues identified in the Audit Committee investigation, as well as issues identified in the additional reviews and procedures conducted by management, the Audit Committee, in consultation with management and PricewaterhouseCoopers LLP, our independent registered public accounting firm, concluded on August 13, 2007 that our previously issued financial statements for Fiscal 2003, 2004, 2005, and 2006 (including the interim periods within those years), and the first quarter of Fiscal 2007, should no longer be relied upon because of certain accounting errors and irregularities in those financial statements. Accordingly, we have restated our previously issued financial statements for those periods. See Note 2 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

Overview

Our Company

As a leading technology company, we offer a broad range of product categories, including desktop computer systems, mobility products, servers, storage, software and peripherals, and services. We are the number one supplier of desktop and notebook systems in the United States, and the number two supplier worldwide. Our past performance has been the result of a persistent focus on delivering directly to our customers relevant technology and services at the best value.

Our business strategy is evolving. Historically we utilized our direct customer model and highly efficient manufacturing and logistics to lower the cost of technology for our customers. We are now simplifying information technology for our customers from point of sale to the usability of our products to the service solutions we sell. Using this strategy, we strive to provide the best possible customer experience by offering superior value; high-quality relevant technology; customized systems; superior service and support; and differentiated products and services that are easy to buy and use. We also offer various financing alternatives, asset management services, and other customer financial services for business and consumer customers. To reach even more customers globally we have launched new distribution channels to reach commercial customers and individual consumers around the world.

Although the focus of our business strategy is selling directly to customers, we also utilize indirect sales channels when there is a business need. During Fiscal 2008, we began offering Dell Dimensiontm desktop computers and Inspirontm notebook computers in retail stores in the Americas and announced partnerships with retailers in the U.K., Japan, and China. These actions represent one of the first steps in our retail strategy, which will allow us to extend our model and reach customers that we have not been able to reach directly.

We manufacture most of the products we sell and have manufacturing locations worldwide to service our global customer base. Our build-to-order manufacturing process is designed to allow us to significantly reduce cost while simultaneously providing customers the ability to customize their product purchases. We also have relationships with third-party original equipment manufacturers that build some of our products (such as printers and projectors) to our specifications, and we are exploring the expanded use of original design manufacturing partnerships and manufacturing outsourcing relationships in order to deliver products faster and better serve our customers in certain markets.

Current Business Environment

We participate in a highly competitive industry that is subject to aggressive pricing and strong competitive pressures; however, we believe that our growth potential remains strong. In the U.S., rising energy prices, weakening real estate markets, and inflationary pressures may lead to slower economic growth, which may affect IT and consumer spending during the fourth quarter of Fiscal 2008. A slow down in the U.S. economy could adversely impact other regional markets. Economic conditions in our international markets, which are key to our expansion goals, are highlighted by growing economies in Central and Eastern Europe, expansion in Asia Pacific-Japan (“APJ”), and continued development in Latin America. Overall, expected industry growth is in line with prior year growth.

First Quarter Performance

Share position	•	We shipped almost 10 million units, resulting in a worldwide PC share position of 18.0%.
Revenue	•	Revenue increased 8% year-over-year to $14.3 billion, with unit shipments up 13% year-over-year.
Operating income	•	Operating income was $965(a) million for the quarter, or 6.7% of revenue, as compared to $1.1 billion or 8.6% of revenue for first quarter Fiscal 2006.

Earnings per share	•	Earnings per share decreased 7% to $0.33(a) for the quarter compared to $0.36 for the first quarter of Fiscal 2006.
Share repurchases	•	We spent $1.7 billion to repurchase almost 58 million shares in the first quarter of Fiscal 2007.

(a)	Operating income and earnings per share for the three-month period ended May 5, 2006 include stock-based compensation expense pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. See Note 6 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information.

Results of Operations

The following table summarizes the results of our operations for the three month periods ended May 5, 2006 and April 29, 2005:

	Three Months Ended
	May 5, 2006		April 29, 2005
		% of		% of
	Dollars	Revenue	Dollars	Revenue
	As	As	As	As
	Restated	Restated	Restated	Restated
	(in millions, except per share amounts and percentages)

Net revenue	$14,320	100.0%	$13,300	100.0%
Gross margin	$2,508	17.5%	$2,452	18.4%
Operating expenses	$1,543	10.8%	$1,315	9.8%
Operating income	$965	6.7%	$1,137	8.6%
Net income	$776	5.4%	$908	6.8%
Earnings per share diluted	$0.33	N/A	$0.36	N/A

Consolidated Revenue

In the three-month period ended May 5, 2006, consolidated revenue grew across all product categories over the prior year period, other than desktop PCs, which declined 2% in the first quarter of Fiscal 2007 compared to the prior year. The decline in desktop PC revenue reflects continuing reductions in average selling prices and an industry-wide shift to mobility products. Mobility revenue improved 14% on unit growth of 36% year-over-year for the first quarter of Fiscal 2007. Net revenue outside the U.S. comprised 44% of consolidated revenue for the first quarter of Fiscal 2007 compared to 42% for the same period last year. Internationally, we produced 13% year-over-year revenue growth for the first quarter of Fiscal 2007.

Revenues by Segment

We conduct operations worldwide and manage our business in three geographic regions: the Americas, EMEA, and APJ. The Americas region covers the U.S., Canada, and Latin America. Within the Americas, we are further segmented into Business and U.S. Consumer. The Business segment includes sales to corporate, government, healthcare, education, and small and medium business customers within the Americas region, while the U.S. Consumer segment includes sales primarily to individual consumers within the U.S. The EMEA region covers Europe, the Middle East, and Africa. The APJ region covers the Asian countries of the Pacific Rim as well as Australia, New Zealand, and India.

The following table summarizes our revenue by reportable segment:

	Three Months Ended
	May 5, 2006		April 29, 2005
		% of		% of
	Dollars	Revenue	Dollars	Revenue
	As	As	As	As
	Restated	Restated	Restated	Restated
	(in millions, except percentages)

Net revenue
Americas:
Business	$7,110	49.7%	$6,572	49.4%
U.S. Consumer	1,911	13.3%	1,935	14.6%

Americas	9,021	63.0%	8,507	64.0%
EMEA	3,402	23.8%	3,154	23.7%
APJ	1,897	13.2%	1,639	12.3%

Net revenue	$14,320	100.0%	$13,300	100.0%

•	Americas — Americas’ revenues increased 6% on unit growth of 7% for the first quarter of Fiscal 2007. For the quarter, we experienced strong performance in corporate accounts, including large and medium businesses. Americas International produced strong revenue growth of 26% year-over-year for the first quarter of Fiscal 2007. Our U.S. consumer revenue declined slightly for the first quarter of Fiscal 2007 due to a decline in desktop sales and overall competitive price pressure. This decline was offset by our growth in mobility. As notebooks become more affordable, we continue to see a positive shift to mobility products.

-	Business — Our Business segment performed well, with unit growth of 29% for mobility. Desktop revenue declined 2% in the quarter compared to the same period a year ago on relatively flat unit sales, while we experienced double digit year-over-year growth in enhanced services, storage, and software revenues. Canada, Brazil, and Mexico led the Americas International revenue growth for the first quarter of Fiscal 2007.

-	U.S. Consumer — Our U.S. Consumer revenue declined slightly for the first quarter of Fiscal 2007 due to a decline in desktop sales and overall competitive price pressure. The positive shift to mobility products resulted in a 41% increase in mobility units compared to the same period a year ago.

•	EMEA — EMEA revenue grew 8% on unit growth of 18% for the first quarter of Fiscal 2007. Year-over-year revenue growth was led by Germany and France, but was 2% in the United Kingdom. Poland, the Czech Republic, and South Africa produced significant year-over-year growth at rates well above the overall region for the first quarter of Fiscal 2007. Revenue growth was driven primarily by increases in mobility products and enhanced services sales.

•	APJ — APJ revenue grew 16% on unit growth of 30% for the first quarter of Fiscal 2007. China had revenue growth of 29% on unit shipment growth of 40% year-over-year, led by strong performance in corporate accounts. South Korea, Thailand, and India produced significant year-over-year growth at rates well above the overall region for the first quarter of Fiscal 2007. All product categories in APJ experienced growth for the three-month period ended May 5, 2006, with desktops, enhanced services, and software and peripherals revenues posting strong gains.

Revenue by Product and Services Categories

We design, develop, manufacture, market, sell, and support a wide range of products that are, in many cases, customized to individual customer requirements. Our product categories include desktop computer systems, mobility products, software and peripherals, servers and networking products, and storage products. In addition, we offer a wide range of enhanced services.

In Fiscal 2007, we performed an analysis of our enhanced services revenue and determined that certain items previously classified as enhanced services revenue were more appropriately categorized within product revenue. Fiscal 2007 balances reflect the revised revenue classifications, and prior periods have been revised to conform to the current period classification. The change in classification of prior period amounts resulted in an increase of $99 million and $104 million to desktop PCs, $64 million and $50 million to mobility, $2 million and $3 million to software and peripherals, $3 million and $4 million to servers and networking, and $1 million and $1 million to storage for the three month periods ended May 5, 2006 and April 29, 2005, respectively. This change in classification was completely offset by a decrease in enhanced services of $169 million and $162 million for the three-month periods ended May 5, 2006 and April 29, 2005, respectively.

The following table summarizes our revenue by product and services categories:

	Three Months Ended
	May 5, 2006		April 29, 2005
		% of		% of
	Dollars	Revenue	Dollars	Revenue
	As	As	As	As
	Restated	Restated	Restated	Restated
	(in millions, except percentages)

Net revenue:
Desktop PCs	$5,291	37%	$5,402	41%
Mobility	3,781	26%	3,309	25%
Software & peripherals	2,182	15%	1,946	14%
Servers & networking	1,351	10%	1,290	10%
Enhanced services	1,225	9%	921	7%
Storage	490	3%	432	3%

Net revenue	$14,320	100%	$13,300	100%

•	Desktop PCs — Revenue from sales of desktop PCs consists of Dell XPStm, OptiPlextm, and Dimensiontm desktop computer systems, and Dell Precisiontm desktop workstations. Desktop PCs revenue declined 2% on unit growth of 4% year-over-year for the first quarter of Fiscal 2007. This decline was offset with an 11% revenue growth in APJ contributing to a share increase in that region. Business and consumer demand continues to shift toward mobility products as notebook computers become more affordable.

•	Mobility — Revenue from mobility products consists of Dell XPStm, Latitudetm, and Inspirontm notebook computer systems, Dell Precisiontm mobile workstations, Dell MP3 players, and Dell Aximtm handhelds. Mobility revenue improved 14% on unit growth of 36% year-over-year for the first quarter of Fiscal 2007. Mobility growth was led by EMEA with an 18% increase in revenue year-over year for the first quarter of Fiscal 2007. As notebooks become more affordable and wireless products become standardized, demand for our mobility products continues to grow rapidly.

•	Software and Peripherals — Revenue from sales of software and peripherals consists of Dell-branded printers, monitors (not sold with systems), plasma and LCD televisions, projectors, and a multitude of competitively priced third-party peripherals, software, and other products. Software and peripherals revenue grew 12% year-over-year for the first quarter of Fiscal 2007. We experienced significant growth in digital displays, as well as imaging and printing products. Strong laser printer demand in the U.S. contributed to a 14% increase in year-over-year revenue for printers and our total laser unit mix is now 20%, up from 15% a year ago. More than half of our Dell-branded imaging revenue came from the sale of consumables.

•	Enhanced Services — Enhanced services consists of a wide range of services including assessment, design and implementation, deployment, asset recovery and recycling, training, enterprise support, client support, and managed lifecycle. Enhanced services revenue increased 33% year-over-year for the first quarter of Fiscal 2007 to $1.2 billion. We are expanding our service offerings and capabilities globally, resulting in 61% year-over-year growth in APJ and 30% in EMEA. In addition, we increased our deferred revenue balance by $317 million to $4.0 billion in the second quarter of Fiscal 2007 as compared to Fiscal 2006.

•	Servers and Networking — Revenue from sales of servers and networking products, consisting of our standards-based PowerEdgetm line of servers and PowerConnecttm networking products, grew 5% on unit growth of 8% year-over-year for the first quarter of Fiscal 2007. EMEA drove this growth with a 9% increase in servers and networking revenue. The Americas and APJ experienced strong revenue growth as well. Servers and networking remains a strategic focus area. We competitively price our server products to facilitate additional sales of storage products and higher margin enhanced services.

•	Storage — Revenue from sales of storage products, consisting of a comprehensive portfolio of storage solutions with services, including Dell | EMC and Dell PowerVaulttm storage devices, increased 13% for the first quarter of Fiscal 2007. The Americas and APJ drove the revenue growth in storage with 15% and 21% increases, respectively, for the first quarter of Fiscal 2007. During the quarter, we launched the PowerVault MD 1000 incorporating 3.5-inch serial attached SCSI drives and we celebrated the fifth year of our EMC alliance with the launch of new 4-gigabit Dell | EMC CX midrange storage systems.

Gross Margin

The following table presents information regarding our gross margin for the three month periods ended May 5, 2006 and April 29, 2005:

Three Months Ended
	May 5, 2006		April 29, 2005
		% of		% of
	Dollars	Revenue	Dollars	Revenue
	As	As	As	As
	Restated	Restated	Restated	Restated
(in millions, except percentages)

Net revenue	$14,320	100.0%	$13,300	100.0%
Gross margin	$2,508	17.5%	$2,452	18.4%

Our margins as a percentage of net revenue declined for the first quarter of Fiscal 2007 as compared to the same period in the prior year as pricing declined more rapidly than offsetting component price improvements. In addition, the adoption of SFAS 123(R) also negatively impacted our gross margin by $18 million, in the first quarter of Fiscal 2007 as compared to the prior year.

In Fiscal 2007, we added a second source of micro processors (“chip sets”) ending a long-standing practice of sourcing from only one manufacturer. We believe that moving to more than one supplier of chip sets is beneficial for customers long term, as it adds choice and ensures access to the most current technologies. We now sell the second source of chip sets across all of our hardware product categories. During the transition from sole to dual sourcing of chip sets, gross and operating income margins were negatively impacted as we re-balanced product and category mix. We continuously negotiate with our suppliers in a variety of areas including availability of supply quality, and cost. These real-time, continuous supplier negotiations support our business model, which is able to respond quickly to changing market conditions due to our direct customer model and real-time manufacturing. Our component costs reflect both ongoing supplier discount arrangements as well as shorter-term incremental discounts and rebates based on such factors as volume, product offerings and transitions, supply conditions, and joint activities. Because of the fluid nature of these ongoing negotiations, the timing and amount of supplier discounts and rebates vary from time to time.

Operating Expenses

The following table summarizes our operating expenses:

	Three Months Ended
	May 5, 2006		April 29, 2005
		% of		% of
	Dollars	Revenue	Dollars	Revenue
	As	As	As	As
	Restated	Restated	Restated	Restated
	(in millions, except percentages)

Operating expenses:
Selling, general, and administrative	$1,414	9.9%	$1,206	9.0%
Research, development, and engineering	129	0.9%	109	0.8%

Operating expenses	$1,543	10.8%	$1,315	9.8%

•	Selling, general, and administrative — During the first quarter of Fiscal 2007, selling, general, and administrative expenses increased 17% to $1.4 billion compared to $1.2 billion in the same period of Fiscal 2006. Stock-based compensation expense of $83 million, which was a result of the adoption of SFAS 123(R) in the first quarter of Fiscal 2007, and costs primarily related to headcount growth drove the increase in the first quarter of Fiscal 2007.

•	Research, development, and engineering — During the first quarter of Fiscal 2007, research, development, and engineering expenses increased 18% to $129 million compared to $109 million in the same period of Fiscal 2006. Stock-based compensation expense of $12 million for the first quarter of Fiscal 2007, contributed to the year-over-year increase. We manage our research, development, and engineering spending by targeting those innovations and products most valuable to our customers and by relying upon the capabilities of our strategic partners. We will continue to invest in research, development, and engineering activities to support our growth and to provide for new, competitive products. We have obtained 1,623 patents worldwide and have applied for 1,590 additional patents worldwide at May 5, 2006.

Stock-based Compensation

We have four stock-based compensation plans, in addition to an employee stock purchase plan, with outstanding stock and stock options. We currently use the 2002 Long-Term Incentive Plan for stock-based incentive awards. These awards can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units, or performance shares.

Stock-based compensation expense totaled $113 million for the first quarter of Fiscal 2007 compared to $4 million for the first quarter of Fiscal 2006. The increase is due to the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). We adopted the modified prospective transition method under SFAS 123(R) effective the first quarter of Fiscal 2007. Included in stock-based compensation for Fiscal 2007 is the fair value of stock-based awards earned during the period, including restricted stock grants, restricted stock awards, and stock options, as well as the discount associated with stock purchased under our employee stock purchase plan. Prior to adoption of SFAS 123(R), we accounted for our equity incentive plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Accordingly, stock-based compensation for the fair value of employee stock options with no intrinsic value at the grant date and the discount associated with stock purchased under our employee stock purchase plan was not recognized in net income prior to Fiscal 2007. For further discussion on stock-based compensation, see Note 6 of Notes to Condensed Consolidated Financial Statements in “Part I — Item 1 — Financial Statements.”

At May 5, 2006, there was $262 million and $478 million of total unrecognized stock-based compensation expense related to stock options and non-vested restricted stock, respectively, with the unrecognized stock-based compensation expense expected to be recognized over a weighted-average period of 1.4 years and 2.7 years, respectively.

As a result of our inability to timely file our Annual Report on Form 10-K for Fiscal 2007, we suspended the exercise of employee stock options, the vesting of restricted stock units, and the purchase of shares under our employee stock purchase plan. With the filing of this report and our other past due periodic reports, we are again current in our periodic reporting obligations and, accordingly, expect to resume the exercise of employee stock options by employees, the vesting of restricted stock units, and the purchase of shares under our employee stock purchase plan.

We agreed to pay cash to certain current and former employees who held in-the-money stock options (options that have an exercise price less than the current stock market price) that expired during the period of unexercisability. Within 45 days after we file our Annual Report on Form 10-K for Fiscal 2007, we will make payments relating to in-the-money stock options that expired in the second and third quarters of Fiscal 2008, which are expected to total approximately $113 million. We will not continue to pay cash for expired in-the-money stock options once the options again become exercisable.

Investment and Other Income, net

Net investment and other income primarily includes interest income and expense, gains and losses from the sale of investments, investment related fees, and foreign exchange transaction gains and losses. Net investment and other income increased to $54 million for the first quarter of Fiscal 2007 compared to $51 million for the same period in Fiscal 2006. This increase is primarily due to an increase in investment income earned on higher average balances of cash and investments, and higher interest rates during the first quarter of Fiscal 2007 as compared to the same period of Fiscal 2006.

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

We reported an effective tax rate of approximately 23.9% for the first quarter of Fiscal 2007, as compared to 23.6% for the same quarter last year. The increase in our effective tax rate is due to a higher proportion of our operating profits being generated in higher foreign tax jurisdictions during the first quarter of Fiscal 2007 as compared to a year ago. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income and differences between the book and tax treatment of certain items.

Off-Balance Sheet Arrangements

Asset Securitization — During the first quarter of Fiscal 2007, we continued to sell customer financing receivables to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from ours. The sole purpose of the qualifying special purpose entities is to facilitate the funding of finance receivables in the capital markets. We determine the amount of receivables to securitize based on our funding requirements in conjunction with specific selection criteria designed for the transaction. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”). During the first quarter of Fiscal 2007 and Fiscal 2006, we sold $268 million and $126 million, respectively, of customer receivables to unconsolidated qualifying special purpose entities.

We retain the right to receive collections on securitized receivables in excess of amounts needed to pay interest and principal as well as other required fees. Upon the sale of the financing receivables, we record the present value of the excess cash flows as a retained interest, which typically results in a gain that ranges from 2% to 4% of the customer receivables sold. We service these securitized contracts and earn a servicing fee. Our securitization transactions generally do not result in servicing assets and liabilities, as the contractual fees are adequate compensation in relation to the associated servicing cost.

In estimating the value of the retained interest, we make a variety of financial assumptions, including pool credit losses, payment rates, and discount rates. These assumptions are supported by both our historical experience and anticipated trends relative to the particular receivable pool. We review our investments in retained interests periodically for impairment, based on their estimated fair value. Any resulting losses representing the excess of carrying value over estimated fair value that are other-than-temporary are recorded in earnings. However, unrealized gains are reflected in stockholders’ equity as part of accumulated other comprehensive income. In the first quarter of Fiscal 2008 we adopted SFAS 155 and, as a result, all gains and losses are recognized in income immediately and are no longer included in accumulated other comprehensive income. Retained interest balances and assumptions are disclosed in Note 7 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

Our securitization program contains structural features that could prevent further funding if the credit losses or delinquencies on the pool of sold receivables exceed specified levels. These structural features are within normal industry practice and are similar to comparable securitization programs in the marketplace. We do not expect that any of these features will have a material adverse impact on our ability to securitize financing receivables. We closely monitor our entire portfolio, including subprime assets, and take action relative to underwriting standards as necessary.

Liquidity and Capital Commitments

Liquidity

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the U.S. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that those cash balances would remain outside of the U.S., and we would meet our U.S. liquidity needs through operating cash flows, external borrowings, or both. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

We ended the first quarter of Fiscal 2007 with $11.2 billion in cash, cash equivalents, and investments, compared to $13.4 billion at the end of the first quarter of Fiscal 2006. We invest a large portion of our available cash in highly liquid and highly rated government, agency, and corporate debt securities of varying maturities at the date of acquisition. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return through the full investment of available funds.

The following table summarizes the results of our Condensed Consolidated Statement of Cash Flows for the three month periods ended May 5, 2006 and April 29, 2005:

	Three Months Ended
	May 5,	April 29,
	2006	2005
	As	As
	Restated	Restated
	(in millions)

Net cash flow provided by (used in):
Operating activities	$1,024	$1,274
Investing activities	291	1,982
Financing activities	(1,534)	(1,845)
Effect of exchange rate changes on cash and cash equivalents	54	(12)

Net (decrease) increase in cash and cash equivalents	$(165)	$1,399

Operating Activities — Cash provided by operating activities during the first quarter of Fiscal 2007 was $1.0 billion, compared to $1.3 billion for the same period last year. The decrease in operating cash flows was primarily led by a reduction in net income and changes in operating working capital. Cash flows from operating activities resulted primarily from net income during both periods, which represents our principal source of cash. Our direct model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry. The following table presents the components of our cash conversion cycle at May 5, 2006 and February 3, 2006:

	May 5,	February 3,
	2006	2006
	As	As
	Restated	Restated

Days of sales outstanding(a)	30	29
Days of supply in inventory	5	5
Days in accounts payable	(77)	(77)

Cash conversion cycle	(42)	(43)

(a)	Days of sales outstanding (“DSO”) is based on the ending net trade receivables and most recent quarterly revenue for each period. DSO includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. At May 5, 2006 and February 3, 2006, DSO and days of customer shipments not yet recognized were 27 and 3 days and 26 and 3 days, respectively.

Our cash conversion cycle decreased one day at May 5, 2006 from February 3, 2006. This decline was driven by a one day increase in days of sales outstanding, largely attributed to a higher percentage of our revenue coming from outside the U.S., where payment terms are customarily longer, and a higher percentage of revenue occurring at the end of the period in the first quarter of Fiscal 2007 as compared to the fourth quarter of Fiscal 2006.

We defer the cost of revenue associated with customer shipments not yet recognized as revenue until they are delivered. These deferred costs are included in our reported days of sales outstanding because we believe it presents a more accurate presentation of our days of sales outstanding and cash conversion cycle. These deferred costs are recorded in other current assets in our Condensed Consolidated Statements of Financial Position and totaled $428 million and $417 million at both May 5, 2006 and February 3, 2006, respectively.

Investing Activities — Cash provided by investing activities for the first quarter of Fiscal 2007 was $291 million, compared to $2.0 billion for the first quarter of Fiscal 2006. Cash provided by and used in investing activities principally consists of net maturities and sales or purchases of investments and capital expenditures for property, plant, and equipment. During the first quarter of Fiscal 2006, we re-invested a lower amount of proceeds from maturities and sales of investments to build liquidity for share repurchases and to prepare for the repatriation of $4.1 billion of foreign earnings, which was completed in Fiscal 2006.

Financing Activities — Cash used in financing activities during the first quarter of Fiscal 2007 was $1.5 billion, compared to $1.8 billion during the same period last year. Financing activities primarily consist of the repurchase of our common stock, partially offset by proceeds from the issuance of common stock under employee stock plans and other items. The year-over-year decrease in cash used in financing activities is due primarily to the decrease in funds used to repurchase 58 million shares at an aggregate cost of $1.7 billion during the first quarter of Fiscal 2007, compared to 50 million shares at an aggregate cost of $2.0 billion in the first quarter of Fiscal 2006.

We believe our ability to generate cash flows from operations on an annual basis will continue to be strong, driven mainly by our profitability, efficient cash conversion cycle, and the growth in our deferred enhanced services offerings. Our first quarter of Fiscal 2007 cash flows from operations exceeded net income and were sufficient to support our operations and capital requirements. However, in order to augment our liquidity and provide us with additional flexibility, we implemented a commercial paper program with a supporting credit facility on June 1, 2006. Under the commercial paper program, we issue, from time-to-time, short-term unsecured notes in an aggregate amount not to exceed $1.0 billion. We use the proceeds for general corporate purposes, including funding Dell Financial Services L.P. (“DFS”) growth and began issuing commercial paper during the third quarter of Fiscal 2007. There were no outstanding advances under the commercial paper program as of October 26, 2007. See Note 13 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for a further discussion of our commercial paper program.

Capital Commitments

Redeemable Common Stock and Other Rescissionary Rights — We inadvertently failed to register with the SEC the sale of some shares under certain employee benefit plans. As a result, certain purchasers of common stock pursuant to those plans may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. At May 5, 2006, we have classified approximately 1 million shares ($39 million) that may be subject to the rescissionary rights outside stockholders’ equity, because the redemption features are not within our control. These shares have always been treated as outstanding for financial reporting purposes. Certain purchasers of common stock pursuant to these plans who sold their shares for less than the purchase price may have the right to rescind their purchases for an amount of cash equal to the purchase price plus interest minus the proceeds of the sale.

Share Repurchase Program — We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. The aggregate dollar amount authorized for repurchase is $30 billion. Approximately $2.8 billion of that authorized amount was available for repurchases at May 5, 2006. We temporarily suspended our share repurchase program in September 2006 pending completion of the Audit Committee investigation. We anticipate recommencing our share repurchase program in the fourth quarter of Fiscal 2008.

We typically repurchase shares of common stock through a systematic program of open market purchases. During the three-month period ended May 5, 2006, we repurchased almost 58 million shares at an aggregate cost of $1.7 billion. For more information regarding share repurchases, see “Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.”

Capital Expenditures — During the three-month period ended May 5, 2006, we spent approximately $187 million on property, plant, and equipment primarily on our global expansion efforts and infrastructure investments in order to support future growth. Product demand and mix, as well as ongoing efficiencies in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures, which totaled $896 million for Fiscal 2007. Capital expenditures for Fiscal 2008 (related to our continued expansion worldwide, the need to increase manufacturing capacity, and leasing arrangements to facilitate customer sales) are currently expected to reach approximately $900 million. These expenditures are expected to be funded from our cash flows from operating activities.

DFS Purchase Commitment — Pursuant to our joint venture agreement with CIT Group, Inc. (“CIT”), we have an option to purchase CIT’s 30% interest in DFS in February 2008, for a purchase price ranging from approximately $100 million to $345 million. We currently expect that the purchase price will likely be towards the upper end of that range. If we do not exercise this purchase option, we are obligated to purchase CIT’s 30% interest upon the occurrence of certain termination events or upon the expiration of the joint venture on January 29, 2010. See Note 7 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

Restricted Cash — Pursuant to an agreement between DFS and CIT, we are required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to our private label credit card, and deferred servicing revenue. Restricted cash specific to the consolidation of DFS in the amount of $432 million and $453 million in restricted cash is included in other current assets as of May 5, 2006 and February 3, 2006, respectively.

Recently Issued Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2006. Our exposure to market risks has not changed materially from the description in the Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Background

The Audit Committee of our Board of Directors has completed an independent investigation into certain accounting and financial reporting matters. As a result of issues identified in that investigation, as well as issues identified in additional reviews and procedures conducted by management, the Audit Committee, in consultation with management and PricewaterhouseCoopers LLP, our independent registered public accounting firm, concluded on August 13, 2007 that our previously issued financial statements for Fiscal 2003, 2004, 2005, and 2006 (including the interim periods within those years), and the first quarter of Fiscal 2007, should no longer be relied upon because of certain accounting errors and irregularities in those financial statements. Accordingly, we have restated our previously issued financial statements for those periods. See “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Audit Committee Independent Investigation and Restatement” and Note 2 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

As a result of management’s review of the investigation issues and its other internal reviews, we have identified the following control deficiencies as of February 2, 2007 that constituted material weaknesses in our internal control over financial reporting:

•	Control environment — We did not maintain an effective control environment. Specifically:

-	We did not maintain a tone and control consciousness that consistently emphasized strict adherence to GAAP. This control deficiency resulted in an environment in which accounting adjustments were viewed at times as an acceptable device to compensate for operational shortfalls, which in certain instances led to inappropriate accounting decisions and entries that appear to have been largely motivated to achieve desired accounting results and, in some instances, involved management override of controls. In a number of instances, information critical to an effective review of transactions and accounting entries was not disclosed to internal and external auditors.

-	We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements and business environment.

The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. The control environment material weaknesses described above contributed to the material weaknesses related to our period-end financial reporting process described below.

•	Period-end financial reporting process — We did not maintain effective controls over the period-end reporting process, including controls with respect to the review, supervision, and monitoring of accounting operations. Specifically:

-	Journal entries, both recurring and nonrecurring, were not always accompanied by sufficient supporting documentation and were not always adequately reviewed and approved for validity, completeness, and accuracy;

-	Account reconciliations over balance sheet accounts were not always properly and timely performed, and the reconciliations and their supporting documentation were not consistently reviewed for completeness, accuracy, and timely resolution of reconciling items; and

-	We did not design and maintain effective controls to ensure the completeness, accuracy, and timeliness of the recording of accrued liabilities, reserves, and operating expenses, primarily related to our accrued warranty obligations, goods and services received but not invoiced, customer rebates, and nonproduction operating expenses.

These material weaknesses resulted in the restatement of our previously issued annual and interim financial statements for Fiscal 2003, 2004, 2005, and 2006 and the first quarter of Fiscal 2007, and adjustments, including audit adjustments and adjustments related to the investigation and our internal reviews, to our annual and other interim financial statements for Fiscal 2007. In addition, these material weaknesses could result in misstatements of substantially all of our financial statement accounts that would result in material a misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Our management, under new leadership as described below, has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses, as well as other identified areas of risk. These remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance our overall financial control environment. In January 2007, Michael S. Dell re-assumed the position of Chief Executive Officer and Donald J. Carty assumed the position of Chief Financial Officer. The design and implementation of these and other remediation efforts are the commitment and responsibility of this new leadership team.

•	Our new leadership team, together with other senior executives, is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment will be communicated to and reinforced with every Dell employee and to external stakeholders. This commitment is accompanied by a renewed management focus on decision-making and processes that are intended to achieve maximum shareholder value over the long-term and a decreased focus on short-term, quarter-by-quarter operating results.

•	As a result of the initiatives already underway to address the control deficiencies described above, we have effected personnel changes in our accounting and financial reporting functions. Consequently, many of the employees involved in the accounting processes in which errors and irregularities were made are no longer involved in the accounting or financial reporting function. In addition, we have taken, or will take, appropriate remedial actions with respect to certain employees, including terminations, reassignments, reprimands, increased supervision, training, and imposition of financial penalties in the form of compensation adjustments.

•	We are in the process of reorganizing the Finance Department, segregating accounting and financial reporting responsibility from planning and forecasting responsibility, with a renewed commitment to accounting and financial reporting integrity. We have appointed a new Chief Accounting Officer and have strengthened that position, making it directly responsible for all accounting and financial reporting functions worldwide. In addition, we are implementing personnel resource plans, and training and retention programs, that are designed to ensure that we have sufficient personnel with knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements.

•	We will continue our efforts to establish or modify specific processes and controls to provide reasonable assurance with respect to the accuracy and integrity of accounting entries and the appropriate documentation, review, and approval of those entries. These efforts include:

-	Centralization of the development, oversight, and monitoring of accounting policies and standardized processes in all critical accounting areas, including areas involving management judgment and discretion;

-	Implementation and clarification of specific accounting and finance policies, applicable worldwide, regarding the establishment, increase, and release of accrued liability and other balance sheet reserve accounts;

-	Creation of a revenue recognition accounting resource function to coordinate complex revenue recognition matters and to provide oversight and guidance on the design of controls and processes to enhance and standardize revenue recognition accounting procedures;

-	Improving the processes and procedures around the completion and review of quarterly management representation letters, in which our various business and finance leaders make full and complete representations concerning, and assume accountability for, the accuracy and integrity of their submitted financial results;

-	Extending the time between the end of a financial reporting period and the public release of financial and operating data with respect to that period, giving our accounting organization more time to appropriately process the close of the accounting records and analyze the reported results prior to public announcement;

-	Enhancing the development, communication, and monitoring of processes and controls to ensure that appropriate account reconciliations are performed, documented, and reviewed as part of standardized procedures; and

-	Increasing the focus by the internal audit function and the Chief Accounting Officer on the review and monitoring of key accounting processes, including journal entries and supporting documentation, revenue recognition processes, account reconciliations, and management representation letter controls and processes.

•	We will implement company-wide training (led by the Chief Accounting Officer and other finance executives with appropriate accounting expertise) to enhance awareness and understanding of standards and principles for accounting and financial reporting. This training will include:

-	Development and communication of an accounting code of conduct that will serve as a set of guiding principles emphasizing our commitment to accounting and financial reporting integrity, as well as transparency and robust and complete communications with, and disclosures to, internal and external auditors;

-	Comprehensive programs for all finance personnel globally (with initial focus on personnel directly responsible for accounting and financial reporting) covering all fundamental accounting and financial reporting matters, including accounting policies, financial reporting requirements, income statement classification, revenue recognition, vendor funding, accounting for reserves and accrued liabilities, and account reconciliation and documentation requirements; and

-	Appropriate programs for other company personnel, including senior management, to emphasize the importance of accounting and financial reporting integrity.

•	We will invest in the design and implementation of additional and enhanced information technology systems and user applications commensurate with the complexity of our business and our financial reporting requirements. It is expected that these investments will improve the reliability of our financial reporting by reducing the need for manual processes, subjective assumptions, and management discretion; by reducing the opportunities for errors and omissions; and by decreasing our reliance on manual controls to detect and correct accounting and financial reporting inaccuracies.

•	We will reemphasize and invigorate our communications to all Dell employees regarding the availability of our Ethics Hotline, through which employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting, or other irregularities they have become aware of or have observed. In addition, these communications will emphasize the existence and availability of other reporting avenues or forums for all employees, such as their management chain, their Human Resources representatives, the Ethics Office, the Ombudsman’s Office, the Legal Department, and direct contact with the Chief Financial Officer or the Audit Committee.

The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed) and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this amended Report, Dell’s management, under the supervision and with the participation of the current Chief Executive Officer and current Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the restatement of previously issued financial statements described above, and the identification of certain material weaknesses in internal control over financial reporting (described above), which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 5, 2006. Nevertheless, based on a number of factors, including the completion of the Audit Committee’s investigation, our internal review that identified certain prior period adjustments, efforts to remediate the material weaknesses in internal control over financial reporting described above, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes during the first quarter of Fiscal 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the third and fourth quarters, and since the end, of Fiscal 2007, we have begun the implementation of some of the remedial measures described above, including (a) communication, both internally and externally, of our commitment to a strong control environment, high ethical standards, and financial reporting integrity; (b) certain personnel actions; (c) the reorganization of the Finance Department to separate accounting and financial reporting responsibility from planning and forecasting responsibility and to strengthen the Chief Accounting Officer role, giving it direct and centralized responsibility for all accounting and financial reporting functions worldwide; (d) the design and implementation of a comprehensive training program for all Finance Department personnel; (e) the implementation of more rigorous period-end financial reporting policies and processes involving journal-entry approval, supporting documentation, account reconciliations, and management representation letters; (f) an increased corporate audit focus on key accounting controls and processes, including documentation requirements; (g) extension of the time between the end of reporting periods and earnings release dates to give the accounting organization more time to close the books and process and analyze results; and (h) the design and implementation of a new internal global ethics awareness campaign, including refreshed tools, resources, and policies.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various claims, suits, investigations, and legal proceedings that arise from time to time in the ordinary course of our business. As required by Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”), we accrue a liability when we believe that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. The following is a discussion of our significant legal matters.

Investigations and Related Litigation — In August 2005, the U.S. Securities and Exchange Commission (“SEC”) initiated an inquiry into certain of our accounting and financial reporting matters and requested that we provide certain documents. The SEC expanded that inquiry in June 2006 and entered a formal order of investigation in October 2006. The SEC’s requests for information were joined by a similar request from the United States Attorney for the Southern District of New York (“SDNY”), who subpoenaed documents related to our financial reporting from and after 2002. In August 2006, because of potential issues identified in the course of responding to the SEC’s requests for information, our Audit Committee, on the recommendation of management and in consultation with PricewaterhouseCoopers LLP, our independent registered public accounting firm, initiated an independent investigation, which was recently completed. For information regarding the Audit Committee’s investigation, the accounting errors and irregularities identified, and the restatement adjustments, see “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Audit Committee Independent Investigation and Restatement” and Note 2 of Notes to Condensed Consolidated Financial Statements included in “Part — Item I — Financial Statements.” For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those deficiencies, see “Part I — Item 4 — Controls and Procedures.” Although the Audit Committee investigation has been completed, the investigations being conducted by the SEC and the SDNY are ongoing. We continue to cooperate with the SEC and the SDNY.

Dell and several of our current and former directors and officers are parties to securities, Employee Retirement Income Security Act of 1974 (“ERISA”), and shareholder derivative lawsuits all arising out of the same events and facts. Four putative securities class actions that were filed in the Western District of Texas, Austin Division, against Dell and certain of our current and former officers have been consolidated as In re Dell Inc. Securities Litigation, and a lead plaintiff has been appointed by the court. The lead plaintiff has asserted claims under sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934 based on alleged false and misleading disclosures or omissions regarding our financial statements, governmental investigations, known battery problems, business model, and insiders’ sales of our securities. This action also includes our independent registered public accounting firm, PricewaterhouseCoopers LLP, as a defendant. Four other putative class actions that were also filed in the Western District by purported participants in the Dell Inc. 401(k) Plan have been consolidated as In re Dell Inc. ERISA Litigation, and lead plaintiffs have been appointed by the court. The lead plaintiffs have asserted claims under ERISA based on allegations that Dell, certain current officers, and certain current and former directors imprudently invested and managed participants’ funds and failed to disclose information regarding our stock held in the 401(k) Plan. In addition, seven shareholder derivative lawsuits that were filed in three separate jurisdictions (the Western District of Texas, Austin Division; the Delaware Chancery Court; and the state district court in Travis County, Texas) have been consolidated into three actions, one in each of the respective jurisdictions, as In re Dell Inc. Derivative Litigation, and name various current and former officers and directors as defendants and Dell as a nominal defendant. On October 8, 2007, the shareholder derivative lawsuit filed in the Western District of Texas was dismissed without prejudice by the court. The Travis County, Texas action has been transferred to the state district court in Williamson County, Texas. The shareholder derivative lawsuits assert claims derivatively on behalf of Dell under state law, including breaches of fiduciary duties. Finally, one purported shareholder has filed an action against us in Delaware Chancery Court under Section 220 of the Delaware General Corporation Law, Baltimore County Employees’ Retirement System v. Dell Inc., seeking inspection of certain of our books and records related to the internal investigation and government investigations. We intend to defend all of these lawsuits vigorously.

Copyright Levies — Proceedings against the IT industry in Germany seek to impose levies on equipment, such as personal computers, multifunction devices, and printers that facilitate making private copies of copyrighted materials. The total levies due, if imposed, would be based on the number of products sold and the per-product amounts of the levies, which vary. We, along with other companies and various industry associations are opposing these levies and instead are advocating compensation to rights holders through digital rights management systems.

There are currently three levy cases involving other equipment manufacturers pending before the German Federal Supreme Court. Adverse decisions in these cases could ultimately impact us. The cases involve personal computers, printers, and multifunctional devices. The equipment manufacturers in these cases recently lost in the lower courts and have appealed. The amount allowed by the lower courts with respect to PCs is €12 per personal computer sold, for reprographic copying capabilities. The amounts claimed with respect to printers and multifunctional devices depend on speed and color and vary between €10 and €300 for printers and between €38 and €600 for multifunctional devices. On December 29, 2005, Zentralstelle

Für private Überspielungrechte (“ZPÜ”), a joint association of various German collection societies, instituted arbitration proceedings against our German subsidiary before the Arbitration Body in Munich. ZPÜ claims a levy of €18.4 per PC that we sold in Germany from January 1, 2002 through December 31, 2005. On July 31, 2007, the Arbitration Body recommended a levy of €15 on each PC sold during that period, for audio and visual copying capabilities. Dell and ZPÜ rejected the recommendation and we expect that the matter will proceed to court. We will continue to defend this claim vigorously.

Lucent v. Dell — In February 2003, Lucent Technologies, Inc. filed a lawsuit against us in the United States District Court for Delaware, and the lawsuit was subsequently transferred to the United States District Court for the Southern District of California. The lawsuit alleges that we infringed 12 patents owned by Lucent and seeks monetary damages and injunctive relief. In April 2003, Microsoft Corporation filed a declaratory judgment action against Lucent in the United States District Court for the Southern District of California, asserting that Microsoft products do not infringe patents held by Lucent, including 10 of the 12 patents at issue in the lawsuit involving us and Microsoft. These actions were consolidated for discovery purposes with a previous suit that Lucent filed against Gateway Inc. In September 2005, the court granted a summary judgment of invalidity with respect to one of the Lucent patents asserted against us. In addition, in decisions made through May 2007, the court granted summary judgment of non-infringement with respect to five more of the Lucent patents asserted against us. The court has ordered invalidity briefing with regard to other patents at issue in view of the April 30, 2007, U.S. Supreme Court decision in KSR v. Teleflex. Fact and expert discovery has closed, and the three actions have been consolidated. Trial is scheduled to begin in February 2008. We are defending these claims vigorously. Separately, we have filed a lawsuit against Lucent in the United District Court for the Eastern District of Texas, alleging that Lucent infringes two patents owned by us and seeking monetary damages and injunctive relief. That litigation is pending, and discovery is proceeding.

Sales Tax Claims — Several state and local taxing jurisdictions have asserted claims against Dell Catalog Sales L.P. (“DCSLP”), an indirect wholly-owned subsidiary of ours, alleging that DCSLP had an obligation to collect tax on sales made into those jurisdictions because of its alleged nexus, or physical presence, in those jurisdictions. During the first and second quarter of Fiscal 2008, we settled suits filed by the State of Louisiana and the Secretary of the Louisiana Department of Revenue and Taxation in the 19th Judicial District Court of the State of Louisiana, and by two Louisiana parishes, Orleans Parish and Jefferson Parish, in the State of Louisiana 24th Judicial District Court. We also settled similar claims made by a number of other Louisiana parishes and by the State of Massachusetts. These settlement amounts did not have a material adverse effect on our financial condition, results of operations, or cash flows. While there are ongoing claims by certain other state and local taxing authorities, DCSLP disputes the allegation that it had nexus in any of these other jurisdictions during the periods in issue, and is defending the claims vigorously. We do not expect that the outcome of these other claims, individually or collectively, will have a material adverse effect on our financial condition, results of operations, or cash flows.

We are involved in various other claims, suits, investigations and legal proceedings that arise from time to time in the ordinary course of our business. Although we do not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could in the future incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period.

ITEM 1A.	RISK FACTORS

There are many risk factors that affect our business and results of operations, some of which are beyond our control. The following is a description of some of the important risk factors that may cause our actual results in future periods to differ substantially from those we currently expect or desire.

•	Declining general economic, business, or industry conditions may cause reduced net revenue. We are a global company with customers in virtually every business and industry. If the economic climate in the

U.S. or abroad deteriorates, customers or potential customers could reduce or delay their technology investments, which could decrease our net revenue and profitability.

•	Failure to maintain a cost advantage may result in reduced market share, revenue, and profitability. Our success has historically been based on our ability to profitably offer products at a lower price than our competitors. However, we compete with many companies globally in all aspects of our business. Our profitability is also affected by our ability to negotiate favorable pricing with our vendors, including vendor rebates, marketing funds, and other vendor funding. Because these supplier negotiations are continuous and reflect the ongoing competitive environment, the variability in timing and amount of incremental vendor discounts and rebates can affect our profitability. We cannot guarantee that we will be able to maintain our cost advantage if our competitors improve their cost structure or business model, if we are not able to negotiate favorable pricing or rebate arrangements with our vendors, or if our competitors take other actions that affect our current competitive advantage. An inability to maintain our cost advantage or determine alternative means to deliver value to our customers may adversely affect our market share, revenue, and profitability.

•	Our ability to generate substantial non-U.S. net revenue faces many additional risks and uncertainties. Sales outside the U.S. accounted for approximately 44% of our consolidated net revenue for the first quarter of Fiscal 2007. Our future growth rates and success are dependent on continued growth in international markets. Our international operations face many risks and uncertainties, including varied local economic and labor conditions, political instability, and unexpected changes in the regulatory environment, trade protection measures, tax laws (including U.S. taxes on foreign operations), copyright levies, and foreign currency exchange rates. Any of these factors could adversely affect our operations and profitability.

•	Our profitability may be affected by our product, customer, and geographic sales mix and by seasonal sales trends. Our profit margins vary among products, customers, and geographies. In addition, our business is subject to certain seasonal sales trends. For example, sales to government customers (particularly the U.S. federal government) are typically stronger in our third fiscal quarter, sales in EMEA are often weaker in our third fiscal quarter, and consumer sales are typically strongest during our fourth fiscal quarter. As a result of these factors, our overall profitability for any particular period will be affected by the mix of products, customers, and geographies reflected in our sales for that period, as well as by seasonality trends.

•	Infrastructure failures could harm our business. We depend on our information technology and manufacturing infrastructure to achieve our business objectives. If a problem, such as a computer virus, intentional disruption by a third party, natural disaster, manufacturing failure, or telephone system failure impairs our infrastructure, we may be unable to book or process orders, manufacture, and ship in a timely manner or otherwise carry on our business. An infrastructure disruption could cause us to lose customers and revenue and could require us to incur significant expense to eliminate these problems and address related security concerns. The harm to our business could be even greater if it occurs during a period of disproportionately heavy demand.

•	Our failure to effectively manage a product transition could reduce the demand for our products and the profitability of our operations. Continuing improvements in technology mean frequent new product introductions, short product life cycles, and improvement in product performance characteristics. Product transitions present execution challenges and risks for any company. If we are unable to effectively manage a product transition, our business and results of operations could be unfavorably affected.

•	Disruptions in component availability could unfavorably affect our performance. Our direct business model, as well as our manufacturing and supply chain efficiencies, give us the ability to operate with reduced levels of component and finished goods inventories. Our financial success is partly due to our supply chain management practices, including our ability to achieve rapid inventory turns. Because we maintain minimal levels of component inventory, a disruption in component availability could harm our financial performance and our ability to satisfy customer needs.

•	Our reliance on suppliers creates risks and uncertainties. Our manufacturing process requires a high volume of quality components from third-party suppliers. Defective parts received from these suppliers could reduce product reliability and harm the reputation of our products. Reliance on suppliers subjects us to possible industry shortages of components and reduced control over delivery schedules (which can harm our manufacturing efficiencies), as well as increases in component costs (which can harm our profitability).

•	We could experience manufacturing interruptions, delays, or inefficiencies if we are unable to timely and reliably procure components from single-source or limited-source suppliers. We maintain several single-source or limited-source supplier relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. If the supply of a critical single- or limited-source material or component is delayed or curtailed, we may not be able to ship the related product in desired quantities and in a timely manner. Even where multiple sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could harm operating results.

•	Our business is increasingly dependent on our ability to access the capital markets. We will increasingly rely upon access to the capital markets to fund financing for our customers and to provide sources of liquidity in the U.S. for general corporate purposes, including funding DFS growth. If we are unable to access the capital markets, we may not be able to fully fund customer financing opportunities or planned share repurchases without repatriation of foreign cash balances. See “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Commitments — Liquidity.” Although we believe that we will be able to maintain sufficient access to the capital markets, adverse changes in the economy, deterioration in our business performance, or changes in our credit ratings could limit our access to these markets.

•	We face risks relating to our ineffective internal controls. As a result of our review of issues identified during the recently completed independent Audit Committee investigation into certain accounting and financial reporting matters, as well as our internal review, management has identified several deficiencies in our control environment that constitute material weaknesses and, consequently, has concluded that our internal control over financial reporting was not effective at February 2, 2007. In addition, management has concluded, based primarily on the identification of the material weaknesses, that our disclosure controls and procedures were not effective at May 5, 2006. See “Part I — Item 4 — Controls and Procedures.” If we are unable to successfully remediate these material weaknesses in a timely manner, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

•	Litigation and governmental investigations or proceedings arising out of or related to our recent accounting and financial reporting investigation could result in substantial costs. We could incur substantial costs to defend and resolve litigation or governmental investigations or proceedings arising out of or related to the recently completed Audit Committee investigation into certain accounting and financial reporting matters. See “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Audit Committee Independent Investigation and Restatement.” In addition, we could be exposed to enforcement or other actions with respect to these matters by the SEC’s Division of Enforcement or the U.S. Department of Justice. For a description of pending litigation and governmental proceedings and investigations, see “Part II — Item 1 — Legal Proceedings — Investigations and Related Litigation.”

•	The acquisition of other companies may present new risks. We recently began to pursue a targeted acquisition strategy designed to augment areas of our business. These acquisitions may involve significant new risks and uncertainties, including distraction of management attention away from our current business operations, insufficient new revenue to offset expenses, inadequate return of capital, integration challenges, new regulatory requirements, and unidentified issues not discovered in our due diligence process. No assurance can be given that such acquisitions will be successful and will not adversely affect our profitability or operations.

•	Failure to properly manage the distribution of our products and services may result in reduced revenue and profitability. We use a variety of distribution methods to sell our products and services, including directly to customers and through retail partners and third-party value-added resellers. Our inability to properly manage and balance these various distribution methods could harm our operating results.

•	Failure to effectively hedge our exposure to fluctuations in foreign currency exchange rates and interest rates could unfavorably affect our performance. We utilize derivative instruments to hedge our exposure to fluctuations in foreign currency exchange rates and interest rates. Some of these instruments and contracts may involve elements of market and credit risk in excess of the amounts recognized in our financial statements. Further, revenue from our international operations may decrease if we do not effectively hedge our exposure to currency fluctuations.

•	Our continued business success may depend on obtaining licenses to intellectual property developed by others on commercially reasonable and competitive terms. If we or our suppliers are unable to obtain desirable technology licenses, we may be prevented from marketing products, could be forced to market products without desirable features, or could incur substantial costs to redesign products, defend legal actions, or pay damages. While our suppliers may be contractually obligated to indemnify us against such expenses, those suppliers could be unable to meet their obligations. Also, our operating costs could increase because of copyright levies or similar fees by rights holders and collection agencies in European and other countries. For a description of potential claims related to copyright levies, see “Part II — Item 1 — Legal Proceedings — Copyright Levies.”

•	Our success depends on our ability to attract, retain, and motivate our key employees. We rely on key personnel to support anticipated continued rapid international growth and increasingly complex product and service offerings. There can be no assurance that we will be able to attract, retain, and motivate the key professional, technical, marketing, and staff resources we need, particularly in light of the reduction in the total number of equity shares granted to employees as part of their total compensation packages. New regulations and other factors could make it harder or more expensive for us to grant equity-based awards to employees in the future, putting us at a competitive disadvantage or forcing us to increase cash compensation.

•	Loss of government contracts could harm our business. Government contracts are subject to future funding that may affect the extension or termination of programs and are subject to the right of the government to terminate for convenience or non-appropriation. In addition, if we violate legal or regulatory requirements, the government could suspend or disbar us as a contractor, which would unfavorably affect our net revenue and profitability.

•	The expiration of tax holidays or favorable tax rate structures could result in an increase of our effective tax rate in the future. Portions of our operations are subject to a reduced tax rate or are free of tax under various tax holidays that expire in whole or in part during Fiscal 2010 through Fiscal 2019. Many of these holidays may be extended when certain conditions are met. If they are not extended, then our effective tax rate could increase in the future.

•	Current environmental laws, or laws enacted in the future, may harm our business. Our operations are subject to environmental regulation in all of the areas in which we conduct business. Our product design and procurement operations must comply with new and future requirements relating to the materials composition of our electronics products, including restrictions on lead, cadmium, and other substances. On July 1, 2006, the European Union adopted the Restriction of Hazardous Substances Directive. The labeling provisions of similar legislation in China became effective on March 1, 2007. If we fail to comply with the rules and regulations regarding the use and sale of such regulated substances, we could be subject to liability. Beginning in August 2005, we became subject to the European Union Waste Electrical and Electronic Equipment Directive as enacted by individual member states of the European Union (“WEEE Legislation”). The WEEE Legislation makes producers of electrical goods, including computers and printers, responsible for collection, recycling, treatment, and disposal of recovered products. While we do not expect that the impact of these environmental laws and other similar legislation adopted in the U.S. and other countries will have a substantial unfavorable impact on our business, the costs and timing of costs under environmental laws are difficult to predict.

•	Armed hostilities, terrorism, natural disasters, or public health issues could harm our business. Armed hostilities, terrorism, natural disasters, or public health issues, whether in the U.S. or abroad, could cause damage or disruption to us, our suppliers or customers, or could create political or economic instability, any of which could harm our business. These events could cause a decrease in demand for our products, could make it difficult or impossible for us to deliver products or for our suppliers to deliver components, and could create delay and inefficiencies in our supply chain.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Unregistered Securities

As a result of our inability to file our Annual Report on Form 10-K for Fiscal 2007 on its due date (April 3, 2007), we suspended our sales of Dell securities under our various employee benefit plans. In preparing for that suspension, we discovered that we had inadvertently failed to file with the SEC certain registration statements relating to securities under the plans.

•	Employee Stock Purchase Plan — We maintain an Employee Stock Purchase Plan that is available to substantially all our employees worldwide. In 1994, stockholders approved additional shares for issuance under our Employee Stock Purchase Plan. We recently discovered that the issuance of these additional shares was never registered. Consequently, we have inadvertently issued approximately 54 million unregistered shares under this plan since 1996.

•	Retirement Plans — We maintain a 401(k) retirement savings plan that is available to substantially all of our U.S. employees and a separate retirement plan that is available to our employees in Canada. Both of those plans contain a “Dell Stock Fund,” and both plans allow participants to allocate some or all of their account balances to interests in the Dell Stock Fund. The Dell common stock held in the Dell Stock Funds is not purchased from Dell; rather, the plan trustees accumulate the plan contributions that are directed to the Dell Stock Funds and purchase for the Dell Stock Funds shares of Dell common stock in open market transactions. Nevertheless, because we sponsor the plans, we are required to register certain transactions in the plans related to shares of Dell common stock. We recently discovered that we may be deemed to have been required to file a Form S-8 in July 2003 to register additional share transactions in the 401(k) Plan, and we should have filed a Form S-8 to register share transactions in the Canada retirement plan in 1999. Consequently, we may be deemed to have inadvertently failed to register transactions in the two plans relating up to approximately 37 million shares.

We intend to file registration statements on Form S-8 to register future transactions in these plans as soon as practicable. Nonetheless, we may be subject to civil and other penalties by regulatory authorities as a result of the failure to register. We have implemented monitoring and reporting procedures to ensure that in the future we timely meet our registration obligations with respect to these and other employee benefit plans.

The failure to file registration statements noted above was inadvertent, and we have always treated the shares issued under the Employee Stock Purchase Plan or held in the Dell Stock Funds under the retirement plans as outstanding for financial reporting purposes. Consequently, these unregistered transactions do not represent any additional dilution. We believe that we have always provided the employee-participants in these plans with the same information they would have received had the registration statements been filed. The outstanding shares subject to potential rescission rights are reflected as redeemable common stock on our Condensed Consolidated Statement of Financial Position.

Purchases of Common Stock

Cash Payments for Certain Employee Stock Options

As a result of our inability to timely file our Annual Report on Form 10-K for Fiscal 2007, we suspended the exercise of employee stock options. As a result, stock options held by current and former employees expired while the holders had no ability to exercise them or otherwise prevent their expiration. Therefore, we agreed to pay cash to certain current and former employees who held in-the-money stock options that expired during the period of unexercisability.

If an in-the-money stock option expired during the period in which it was not exercisable because of our filing delinquency, we will pay to the holder in cash an amount of up to the difference between the “calculated value” of the option and its exercise price. For this purpose, the “calculated value” is equal to the average closing price of Dell common stock during the week immediately preceding the week in which the expiration date occurred. Payment will be made within 45 days after the date we file our Annual Report on Form 10-K for Fiscal 2007, so long as the holder has executed an agreement providing for a release of any claims the holder may have against us and obligating the holder to return the cash to us if the holder, while employed by us or within one year following receipt of the payment, engages in certain conduct that is detrimental to us (such as serious misconduct or breach of confidentiality, non-competition or non-solicitation obligations). Cash payments related to stock options that expired in the second and third quarters of Fiscal 2008 will be paid to approximately 1,100 current and former employees, including certain executive and former executive officers, and are expected to total approximately $113 million.

Share Repurchase Program

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. As of May 5, 2006, our share repurchase program authorized the purchase of shares of common stock at an aggregate cost not to exceed $30.0 billion, and through that date $27.2 billion had been spent to repurchase shares. The following table sets forth information regarding our share repurchases or other acquisitions of common stock during the first quarter of Fiscal 2007:

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares that
			Repurchased	May Yet be
			as Part of	Repurchased
	Total Number	Average	Publicly	under the
	of Shares	Price Paid	Announced	Announced
Period	Repurchased(a)	per Share	Plans	Plans
	(in millions, except average price paid per share)

Repurchases from February 4, 2006 through March 3, 2006	26	$29.94	26	$3,681
Repurchases from March 4, 2006 through March 31, 2006	21	$29.39	21	$3,055
Repurchases from April 1, 2006 through May 5, 2006	11	$27.77	11	$2,750

Total	58	$29.32	58

(a)	All shares were purchased in open-market transactions. Dell’s share repurchase program was announced on February 20, 1996; we are currently authorized to purchase common stock at an aggregate cost not to exceed $30.0 billion.

ITEM 6.	EXHIBITS

(a) Exhibits — See Index to Exhibits below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC.

/s/ THOMAS W. SWEET

Date: October 30, 2007
Thomas W. Sweet Vice President, Corporate Finance and Chief Accounting Officer (On behalf of the registrant and as principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.			Description of Exhibit

3.1		—	Restated Certificate of Incorporation, filed February 1, 2006 (incorporated by reference to Exhibit 3.3 of Dell’s Current Report on Form 8-K filed on February 2, 2006, Commission File No. 0-17017)
3.2		—	Restated Bylaws, as amended and effective March 8, 2007 (incorporated by reference to Exhibit 3.1 of Dell’s Current Report on Form 8-K filed on March 13, 2007, Commission File No. 0-17017)
4.1		—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.2		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4		—	Form of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.5		—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
10	.1*	—	Form of Nonstatutory Stock Option Agreement for employees under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed March 14, 2006, Commission File No. 0-17017)
10	.2*	—	Form of Performance Based Stock Unit Agreement for employees under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed March 14, 2006, Commission File No. 0-17017)
31	.1†	—	Certification of Michael S. Dell, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Donald J. Carty, Vice Chairman and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1††	—	Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Donald J. Carty, Vice Chairman and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.