Form 10-Q
period 2006-08-04
DELL INC
filed 2007-10-30
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2006
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of the close of business on October 19, 2007, 2,235,866,516 shares of common stock, par value $.01 per share, were outstanding.

INDEX

		Page

Part I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Financial Position at August 4, 2006 (unaudited) and February 3, 2006 (restated)	1
	Condensed Consolidated Statements of Income for the three and six month periods ended August 4, 2006 (unaudited) and July 29, 2005 (unaudited and restated)	2
	Condensed Consolidated Statements of Cash Flows for the six month periods ended August 4, 2006 (unaudited) and July 29, 2005 (unaudited and restated)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

Part II — OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 4.	Submission of Matters to a Vote of Security Holders	54
Item 6.	Exhibits	55
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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DELL INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	August 4,	February 3,
	2006	2006
	(unaudited)	As
		Restated

ASSETS
Current assets:
Cash and cash equivalents	$6,795	$7,054
Short-term investments	1,331	2,016
Accounts receivable, net	4,723	4,082
Financing receivables, net	1,459	1,366
Inventories	669	588
Other	2,606	2,688

Total current assets	17,583	17,794
Property, plant, and equipment, net	2,150	1,993
Investments	2,631	2,686
Long-term financing receivables, net	271	325
Other non-current assets	667	454

Total assets	$23,302	$23,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$55	$65
Accounts payable	10,330	9,868
Accrued and other	6,658	6,240

Total current liabilities	17,043	16,173
Long-term debt	600	625
Other non-current liabilities	2,619	2,407

Total liabilities	20,262	19,205

Commitments and contingencies (Note 9)

Redeemable common stock and capital in excess of $.01 par value; 3 shares issued and outstanding (Note 12)	70	—

Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 2,828 and 2,818, respectively; shares outstanding: 2,238 and 2,330, respectively	9,857	9,503
Treasury stock at cost: 590 and 488 shares, respectively	(20,698)	(18,007)
Retained earnings	13,955	12,699
Accumulated other comprehensive loss	(144)	(101)
Other	—	(47)

Total stockholders’ equity	2,970	4,047

Total liabilities and equity	$23,302	$23,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2006	2005	2006	2005
		As		As
		Restated		Restated
Net revenue	$14,211	$13,382	$28,531	$26,682
Cost of net revenue(1)	12,073	10,951	23,885	21,799

Gross margin	2,138	2,431	4,646	4,883

Operating expenses:
Selling, general, and administrative(1)	1,469	1,196	2,883	2,402
Research, development, and engineering(1)	125	122	254	231

Total operating expenses	1,594	1,318	3,137	2,633

Operating income	544	1,113	1,509	2,250
Investment and other income, net	50	74	104	125

Income before income taxes	594	1,187	1,613	2,375
Income tax provision	114	205	357	485

Net income	$480	$982	$1,256	$1,890

Earnings per common share:
Basic	$0.21	$0.41	$0.55	$0.78

Diluted	$0.21	$0.40	$0.55	$0.76

Weighted-average shares outstanding:
Basic	2,264	2,418	2,280	2,437
Diluted	2,278	2,478	2,298	2,497

(1)	Cost of revenue and operating expenses for the three and six-month periods ended August 4, 2006 include stock-based compensation expense pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended
	August 4,	July 29,
	2006	2005
		As
		Restated

Cash flows from operating activities:
Net income	$1,256	$1,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225	186
Stock-based compensation	217	9
Excess tax benefits from stock-based compensation	(53)	—
Tax benefits from employee stock plans	—	123
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	19	(24)
Other	58	65
Changes in:
Operating working capital	3	(338)
Non-current assets and liabilities	87	224

Net cash provided by operating activities	1,812	2,135

Cash flows from investing activities:
Investments:
Purchases	(5,917)	(2,280)
Maturities and sales	6,745	5,593
Capital expenditures	(386)	(347)
Acquisition of business, net of cash received	(97)	—

Net cash provided by investing activities	345	2,966

Cash flows from financing activities:
Repurchase of common stock	(2,691)	(3,800)
Issuance of common stock under benefit plans	188	643
Excess tax benefits from stock-based compensation	53	—
Other	(20)	(30)

Net cash used in financing activities	(2,470)	(3,187)

Effect of exchange rate changes on cash and cash equivalents	54	(49)

Net (decrease) increase in cash and cash equivalents	(259)	1,865
Cash and cash equivalents at beginning of period	7,054	4,479

Cash and cash equivalents at end of period	$6,795	$6,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 —	Basis of Presentation

Basis of Presentation — The accompanying condensed consolidated financial statements of Dell Inc. (“Dell”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (“SEC”) in Dell’s Annual Report on Form 10-K for the fiscal year ended February 3, 2006. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature, as well as all adjustments discussed in Note 2, “Audit Committee Independent Investigation and Restatement,” considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries at August 4, 2006 and February 3, 2006; the results of its operations for the three and six month periods ended August 4, 2006 and July 29, 2005; and its cash flows for the six month periods ended August 4, 2006 and July 29, 2005.

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

Acquisitions — On May 8, 2006, Dell acquired Alienware Corporation (“Alienware”). Consequently, Alienware’s financial position, results of operations, and cash flows subsequent to acquisition are included in the accompanying condensed consolidated financial statements. Pro forma effects of the acquisition are not material.

Stock-Based Compensation — Effective February 4, 2006, Dell adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified prospective transition method which does not require revising the presentation in prior periods for stock-based compensation. Under this transition method, stock-based compensation expense for the second quarter and first six-month period of Fiscal 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested at, February 4, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after February 3, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Dell recognizes this compensation expense net of an estimated forfeiture rate over the requisite service period of the award, which is generally the vesting term of five years for stock options and five-to-seven years for restricted stock awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. Dell has applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion on stock-based compensation.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Dell adopted this Interpretation in the first quarter of Fiscal 2008, and this adoption resulted in a decrease to stockholders’ equity of approximately $62 million. In addition, consistent with the provisions of FIN 48, Dell changed the classification of $1.1 billion of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses the process of quantifying financial statement misstatements; however, it does not

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

certain accounting errors and irregularities in those financial statements. Accordingly, Dell has restated its previously issued financial statements for those periods. Restated financial information is presented in this report, as well as in Dell’s Annual Report on Form 10-K for Fiscal 2007.

The nature of the restatement adjustments and the impact of the adjustments for the three-month period ended July 29, 2005 are shown in the following table:

	Three Month Period Ended July 29, 2005
		Adjustments
		Revenue			Other	Provision
		recognition			reserves	for
	As	Software		Warranty	and	income	As
	Reported	sales	Other	liabilities	accruals	tax(a)	Restated
	(in millions, except per share data)

Net revenue	$13,428	$(67)	$21	$—	$—	$—	$13,382
Cost of net revenue	10,929	(64)	32	51	3	—	10,951

Gross margin	2,499	(3)	(11)	(51)	(3)	—	2,431

Operating expenses:
Selling, general, and administrative	1,204	—	—	—	(8)	—	1,196
Research, development, and engineering	122	—	—	—	—	—	122

Total operating expenses	1,326	—	—	—	(8)	—	1,318

Operating income	1,173	(3)	(11)	(51)	5	—	1,113
Investment and other income, net	61	—	8	(1)	6	—	74

Income before income taxes	1,234	(3)	(3)	(52)	11	—	1,187
Income tax provision	214					(9)	205

Net income	$1,020						$982

Earnings per common share:
Basic	$0.42						$0.41

Diluted	$0.41						$0.40

Weighted-average shares outstanding:
Basic	2,418						2,418
Diluted	2,478						2,478

(a)	Primarily represents the aggregate tax impact of the adjustments.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The nature of the restatement adjustments and the impact of the adjustments for the six-month period ended July 29, 2005 are shown in the following table:

	Six Month Period Ended July 29, 2005
		Adjustments
		Revenue			Other	Provision
		recognition			reserves	for
	As	Software		Warranty	and	income	As
	Reported	sales	Other	liabilities	accruals	tax(a)	Restated
	(in millions, except per share data)
Net revenue	$26,814	$(121)	$(11)	$—	$—	$—	$26,682
Cost of net revenue	21,824	(115)	18	65	7	—	21,799

Gross margin	4,990	(6)	(29)	(65)	(7)	—	4,883

Operating expenses:
Selling, general, and administrative	2,411	—	2	—	(11)	—	2,402
Research, development, and engineering	232	—	—	(1)	—	—	231

Total operating expenses	2,643	—	2	(1)	(11)	—	2,633

Operating income	2,347	(6)	(31)	(64)	4	—	2,250
Investment and other income, net	120	—	8	(2)	(1)	—	125

Income before income taxes	2,467	(6)	(23)	(66)	3	—	2,375
Income tax provision	513					(28)	485

Net income	$1,954						$1,890

Earnings per common share:
Basic	$0.80						$0.78

Diluted	$0.78						$0.76

Weighted-average shares outstanding:
Basic	2,437						2,437
Diluted	2,497						2,497

(a)	Primarily represents the aggregate tax impact of the adjustments.

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

Other — The other revenue recognition adjustments include cases where Dell recognized revenue in the incorrect periods or recognized the incorrect amount of revenue on certain transactions, and cases where the allocation of revenue among the individual elements of the sale was not correct. The primary categories of other revenue recognition adjustments include the following:

•	SAB 104 Deferrals — Instances were identified where Dell prematurely recognized revenue prior to finalization of the terms of sale with the customer, or prior to title and/or risk of loss having been passed to the customer. Sometimes these situations involved warehousing arrangements. Additionally, there were situations where revenue was incorrectly deferred to later periods despite title and/or risk of loss having passed to the end customer. Under SAB 104, there were also cases where the in-transit deferral calculation for the period end was not appropriately calculated or was based on incorrect assumptions.

•	Deferred Warranty Revenue — Pursuant to FASB Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, Dell defers and amortizes the revenue from the sale of extended warranties and enhanced service level agreements over the service period of the associated agreement. In some instances Dell’s accounting estimates of the agreement durations were not correct, resulting in revenue being recognized over a shorter time period than the actual contract durations. Additionally, an error was identified in the amount of deferred revenue recognized and amortized during the restatement period.

•	Customer Rebate Accruals — Dell’s U.S. Consumer segment and small business group historically offered various forms of rebates to stimulate sales, including mail-in rebates. The rebate redemption liability is estimated at the time of sale based on historical redemption rates for the various types of promotions. Dell has determined that this liability was overstated due to a number of factors, including failure to update redemption rates when appropriate, additional amounts accrued for expected customer satisfaction costs, and unsupported incremental accruals recorded in addition to the calculated redemption liability estimate.

•	Japan Services Transactions — In late January 2007, a Japanese systems integrator with whom Dell’s Japanese services division did business, filed for bankruptcy. The bankruptcy trustee publicly indicated that the systems integrator had engaged in fictitious transactions. Dell promptly commenced an internal

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Statement of Cash Flows

The following table presents the major subtotals for Dell’s Statement of Cash Flows and the related impact of the restatement adjustments discussed above for the six-month period ended July 29, 2005:

	Six Months Ended
	July 29, 2005
	As	As
	Reported	Restated
	(in millions)

Net cash provided by (used in):
Net income	$1,954	$1,890
Non-cash adjustments	386	359
Changes in working capital	(447)	(338)
Changes in noncurrent assets and liabilities	216	224

Operating activities	2,109	2,135
Investing activities	2,710	2,966
Financing activities	(3,173)	(3,187)
Effect of exchange rate changes on cash and cash equivalents(a)	(56)	(49)

Net increase in cash and cash equivalents	1,590	1,865
Cash and cash equivalents at beginning of period	4,747	4,479

Cash and cash equivalents at end of period	$6,337	$6,344

(a)	The cash flows have been revised to reflect a closer approximation of the weighted-average exchange rates during the reporting periods. For most periods, this revision reduced the previously reported effect of exchange rate changes on cash and cash equivalents and with an offsetting change in effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies and changes in operating working capital included in cash flows from operating activities.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 3 —	Inventories

	August 4,	February 3,
	2006	2006
		As
		Restated
	(in millions)

Inventories:
Production materials	$374	$325
Work-in-process	61	43
Finished goods	234	220

Inventories	$669	$588

NOTE 4 —	Earnings Per Common Share

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive. Accordingly, certain employee stock options have been excluded from the calculation of diluted earnings per share totaling 305 million and 74 million shares during the second quarter of Fiscal 2007 and Fiscal 2006, respectively, and 257 million and 73 million during the six month periods ended August 4, 2006 and July 29, 2005, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended August 4, 2006 and July 29, 2005:

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2006	2005	2006	2005
		As		As
		Restated		Restated
	(in millions, except per share amounts)

Numerator:
Net income	$480	$982	$1,256	$1,890
Denominator:
Weighted-average shares outstanding:
Basic	2,264	2,418	2,280	2,437
Effect of dilutive options, restricted stock units, restricted stock, and other	14	60	18	60

Diluted	2,278	2,478	2,298	2,497

Earnings per common share:
Basic	$0.21	$0.41	$0.55	$0.78

Diluted	$0.21	$0.40	$0.55	$0.76

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 5 —	Comprehensive Income

Dell’s comprehensive income is comprised of net income, unrealized gains and losses on derivative financial instruments related to foreign currency hedging, unrealized gains and losses on marketable securities classified as available-for-sale, unrealized gains and losses related to the change in valuation of retained interests in securitized assets, and foreign currency translation adjustments.

The following table summarizes comprehensive income for the three and six month periods ended August 4, 2006 and July 29, 2005:

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2006	2005	2006	2005
		As		As
		Restated		Restated
	(in millions)

Comprehensive income:
Net income	$480	$982	$1,256	$1,890
Unrealized gains (losses) on foreign currency hedging instruments, net	64	92	(44)	99
Unrealized gains (losses) on marketable securities, net	16	(8)	1	(20)
Valuation of retained interests in securitized assets	4	—	6	—
Foreign currency translation adjustments	(2)	(4)	(6)	(2)

Comprehensive income	$562	$1,062	$1,213	$1,967

NOTE 6 —	Benefit Plans

Description of the Plans

Employee Stock Purchase Plan — Dell has a shareholder approved employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of Dell’s common stock. Effective July 1, 2005, participating employees were permitted to purchase common stock through payroll deductions at the end of each three-month participation period at a purchase price equal to 85% of the fair market value of the common stock at the end of the participation period. Upon adoption of SFAS 123(R) in Fiscal 2007, Dell began recognizing compensation expense for the 15% discount received by the participating employees. Common stock reserved for future employee purchases under the plan aggregated 13 million shares at August 4, 2006 and 16 million shares at February 3, 2006. The weighted-average fair value of the purchase rights under the ESPP during the three and six month periods ended August 4, 2006 was $3.68 and $4.12, respectively.

Employee Stock Plans — Dell has the following four employee stock plans (collectively referred to as the “Stock Plans”) under which options, restricted stock, and restricted stock units were outstanding at August 4, 2006:

•	The Dell Computer Corporation 1989 Stock Option Plan (the “1989 Option Plan”)

•	The Dell Computer Corporation Incentive Plan (the “1994 Incentive Plan”)

•	The Dell Computer Corporation 1998 Broad-Based Stock Option Plan (the “1998 Broad-Based Plan”)

•	The Dell Computer Corporation 2002 Long-Term Incentive Plan (the “2002 Incentive Plan”)

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Stock Plans are administered by the Leadership Development and Compensation Committee of Dell’s Board of Directors. The 1989 Option Plan, the 1994 Incentive Plan, and the 1998 Broad-Based Plan have been terminated (except for options previously granted under those plans that are still outstanding). Consequently, awards are currently only being granted under the 2002 Incentive Plan.

The 2002 Incentive Plan provides for the granting of stock-based incentive awards to Dell’s employees, non-employee directors, and certain consultants and advisors to Dell. Awards may be incentive stock options within the meaning of Section 422 of the Internal Revenue Code, nonqualified stock options, restricted stock, or restricted stock units. There were approximately 262 million and 272 million shares of Dell’s common stock available for future grants under the Stock Plans at August 4, 2006 and February 3, 2006, respectively. To satisfy stock option exercises, Dell has a policy of issuing new shares as opposed to repurchasing shares on the open market.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

General Information

Stock Option Activity — The following table summarizes stock option activity for the Stock Plans during the six-month period ended August 4, 2006:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in millions)	(per share)	(in years)	(in millions)

Options outstanding — February 3, 2006	343	$31.86
Granted	5	28.00
Exercised	(9)	12.62
Forfeited	(2)	25.83
Cancelled/expired	(9)	37.18

Options outstanding — August 4, 2006	328	$32.22

Vested and expected to vest (net of estimated forfeitures) — August 4, 2006(a)	326	$31.52	5.6	$191
Exercisable — August 4, 2006(a)	290	$33.00	5.5	$121

(a)	For options vested and expected to vest and options exercisable, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Dell’s closing stock price on August 4, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on August 4, 2006. The intrinsic value changes based on changes in the fair market value of Dell’s common stock.

Other information pertaining to stock options for the three and six month periods ended August 4, 2006 is as follows:

	Three Months Ended	Six Months Ended
	August 4, 2006	August 4, 2006
	(in millions, except per option data)

Weighted-average grant date fair value of stock options granted per option	$6.46	$7.24
Total intrinsic value of options exercised(a)	$61	$134

(a)	The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price, multiplied by the number of options exercised) that was received by the option holders who exercised their options during the three and six month periods ended August 4, 2006.

At August 4, 2006, $227 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options is expected to be recognized over a weighted-average period of approximately 1.3 years.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Non-vested Restricted Stock Activity — Non-vested restricted stock awards at August 4, 2006 and activities during the six-month period ended August 4, 2006 were as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
	(in millions)	(per share)

Non-vested restricted stock — February 3, 2006	2	$34.66
Granted	18	29.12
Vested	(1)	27.75
Forfeited	(1)	30.21

Non-vested restricted stock — August 4, 2006	18	$29.66

For the three and six month periods ended August 4, 2006, the weighted-average fair value of restricted stock awards granted during the period was $25.91 and $29.12 per share, respectively. At August 4, 2006, $422 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

Expense Information under SFAS 123(R)

For the three and six month periods ended August 4, 2006, stock-based compensation expense, net of income taxes, was allocated as follows:

	Three Months Ended	Six Months Ended
	August 4,	August 4,
	2006	2006
	(in millions)

Stock-based compensation expense:
Cost of net revenue	$18	$36
Operating expenses	86	181

Stock-based compensation expense before taxes	104	217
Income tax benefit	(31)	(65)

Stock-based compensation expense	$73	$152

Prior to the adoption of SFAS 123(R), net income included compensation expense related to restricted stock awards but did not include stock-based compensation expense for employee stock options or the purchase discount under Dell’s ESPP. Total stock-based compensation expense was $104 million and $217 million for the three and six month periods ended August 4, 2006, respectively. As a result of adopting SFAS 123(R), income before income taxes and net income were lower by $75 million and $53 million, respectively, for the three-month period ended August 4, 2006, and $165 million and $116 million, respectively, for the six-month period ended August 4, 2006, than if Dell had not adopted SFAS 123(R). The impact on both basic and diluted earnings per share for the three- and six-month periods ended August 4, 2006 was $.02 and $.05 per share, respectively. The remaining $29 million and $52 million of pre-tax stock compensation expense for the three and six month periods ended August 4, 2006, respectively, is associated with restricted stock awards that, consistent with APB 25, are expensed over the associated vesting period. Stock-based compensation expense recognized for the first three and six month periods ended August 4, 2006 is based on awards expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123, forfeitures were accounted for as they occurred.

Prior to the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized for those options were classified as operating cash flows. These excess tax benefits are now classified as financing cash flows with an offsetting amount classified as a use of operating cash flows. This amount was $53 million for the six-month period ended August 4, 2006. In addition, there was no material stock-based compensation expense capitalized as part of the cost of an asset.

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

The following table illustrates the effect on net income and earnings per share for the three and six month periods ended July 29, 2005, as if Dell had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	July 29, 2005
	Three Months	Six Months
	Ended	Ended
	As	As
	Restated	Restated
	(in millions,
	except per share data)

Net income	$982	$1,890
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(201)	(414)

Net income — pro forma	$781	$1,476

Earnings per common share:
Basic — as restated	$0.41	$0.78

Basic — pro forma	$0.32	$0.61

Diluted — as restated	$0.40	$0.76

Diluted — pro forma	$0.32	$0.59

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

The weighted-average fair value of stock options and purchase rights under the employee stock purchase plan was determined based on the Black-Scholes option pricing model weighted for all grants during the period, utilizing the assumptions in the following table:

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2006	2005	2006	2005

Expected term:
Stock options	3.2 years	3.8 years	3.2 years	3.8 years
Employee stock purchase plan	3 months	3 months	3 months	3 months
Risk-free interest rate (U.S. Government Treasury Note)	5.0%	3.8%	4.8%	3.9%
Volatility	27%	24%	27%	24%
Dividends	0%	0%	0%	0%

NOTE 7 —	Financial Services

Joint Venture Agreement

Dell offers various customer financial services for its business and consumer customers in the U.S. through DFS, a joint venture with CIT. Loan and lease financing through DFS is one of many sources of financing that Dell’s customers may select. Dell recognized revenue from the sale of products financed through DFS of $1.5 billion and $1.4 billion during the three month periods ended August 4, 2006 and July 29, 2005, respectively, and $3.0 billion for both six month periods ended August 4, 2006 and July 29, 2005.

On September 8, 2004, Dell and CIT executed an agreement that extended the term of the joint venture to January 29, 2010, and modified certain terms of the relationship. In accordance with the extension agreement, net income and losses generated by DFS are currently allocated 70% to Dell and 30% to CIT. At August 4, 2006 and February 3, 2006, CIT’s equity ownership in the net assets of DFS was $21 million and $14 million, respectively, which is recorded as minority interest and included in other non-current liabilities.

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

Dell is dependent upon DFS to facilitate financing for a significant number of customers who elect to finance products sold by Dell. Dell also purchases loan and lease receivables facilitated by DFS on substantially the same terms and conditions as CIT. Dell’s purchase of these assets allows Dell to retain a

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

greater portion of the assets’ future earnings. During the three and six month periods ended August 4, 2006, Dell funded approximately 35% of these financing transactions. The percentage of transactions that Dell will purchase under the extension agreement is expected to be approximately 50% in Fiscal 2008.

DFS is a full service financial services entity; key activities include the origination, collection, and servicing of financing receivables related to the purchase of Dell products. While DFS services CIT funded receivables, Dell’s obligation related to the performance of these receivables is limited to the cash funded reserves established at the time of funding.

Financing Receivables

The following table summarizes the components of Dell’s financing receivables, net of the allowance for estimated uncollectible amounts:

	August 4,	February 3,
	2006	2006
		As
		Restated
	(in millions)

Financing receivables, net:
Customer receivables:
Revolving loans, net	$769	$1,025
Leases and loans, net	567	302

Customer receivables, net	1,336	1,327
Residual interests	291	274
Retained interest	103	90

Financing receivables, net	$1,730	$1,691

Short-term	$1,459	$1,366
Long-term	271	325

Financing receivables, net	$1,730	$1,691

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

•	Customer receivables are presented net of an allowance for uncollectible accounts. The allowance is based on factors including historical trends and the composition and credit quality of the customer receivables. The composition and credit quality varies from investment grade commercial customers to subprime consumers. Customer receivables are charged to the allowance at the earlier of when an account is deemed to be uncollectible or when the account is 180 days delinquent. Recoveries on customer receivables previously charged off as uncollectible are adjusted to the allowance for uncollectible accounts. The following is a description of the components of financing receivables:

-	Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full, no interest is charged. These special programs generally range from 3 to 18 months and have an average original term of approximately 13 months. Revolving loans bear interest at a variable annual percentage rate that is tied to the prime rate.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

-	Leases with business customers generally have fixed-terms of two to three years. Future maturities of minimum lease payments at August 4, 2006 are as follows: 2007: $37 million; 2008: $36 million; 2009: $16 million; and 2010: $3 million. Fixed-term loans are also offered to qualified small businesses for the purchase of products sold by Dell.

•	Dell retains a residual interest in the leased equipment. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a periodic basis, Dell assesses the carrying amount of its recorded residual values for impairment. Anticipated declines in specific future residual values that are considered to be other-than-temporary are recorded in current earnings.

•	Retained interests represent the residual beneficial interest Dell retains in certain pools of securitized finance receivables. Retained interests are stated at the present value of the estimated net beneficial cash flows after payment of all senior interests. In estimating the value of retained interests, Dell makes a variety of financial assumptions, including pool credit losses, payment rates, and discount rates. These assumptions are supported by both Dell’s historical experience and anticipated trends relative to the particular receivable pool. Dell reviews its investments in retained interests periodically for impairment, based on estimated fair value. Any resulting losses representing the excess of carrying value over estimated fair value that are other-than-temporary are recorded in earnings. However, unrealized gains are reflected in stockholders’ equity as part of accumulated other comprehensive income. In the first quarter of Fiscal 2008, Dell adopted SFAS 155, and as a result, all gains and losses are recognized in income immediately and are no longer included in accumulated other comprehensive income.

Asset Securitization

During the first six months of Fiscal 2007 and Fiscal 2006, Dell sold $514 million and $197 million, respectively, of fixed-term leases and loans and revolving loans to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from those of Dell. The sole purpose of the qualifying special purpose entities is to facilitate the funding of finance receivables in the capital markets. Dell determines the amount of receivables to securitize based on its funding requirements in conjunction with specific selection criteria designed for the transaction. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of SFAS 140.

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

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2006	2005	2006	2005
		As		As
		Restated		Restated
	(in millions)

Deferred revenue:
Deferred revenue at beginning of period	$3,907	$3,097	$3,707	$2,904
Revenue deferred for new extended warranty and service contracts sold(a)	814	709	1,573	1,329
Revenue recognized(a)	(697)	(522)	(1,256)	(949)

Deferred revenue at end of period	$4,024	$3,284	$4,024	$3,284

Current portion	$2,055	$1,671	$2,055	$1,671
Non-current portion	1,969	1,613	1,969	1,613

Deferred revenue at end of period	$4,024	$3,284	$4,024	$3,284

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2006	2005	2006	2005
		As		As
		Restated		Restated
	(in millions)

Warranty liability:
Warranty liability at beginning of period	$909	$708	$951	$722
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(b)	330	298	575	511
Service obligations honored(a)	(310)	(294)	(597)	(521)

Warranty liability at end of period	$929	$712	$929	$712

Current portion	$665	$515	$665	$515
Non-current portion	264	197	264	197

Warranty liability at end of period	$929	$712	$929	$712

(a)	Prior period amounts have been changed to reflect the current year presentation of service obligations honored. There is no impact to the Condensed Consolidated Statements of Financial Position or Condensed Consolidated Statements of Income as a result of this change.

(b)	Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new warranty contracts. Dell’s warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 9 —	Commitments and Contingencies

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

Restricted Cash — Pursuant to an agreement between DFS and CIT, Dell is required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to Dell’s private label credit card, and deferred servicing revenue. Restricted cash specific to the consolidation of DFS in the amount of $410 million and $453 million is included in other current assets on Dell’s Consolidated Statements of Financial Position as of August 4, 2006 and February 3, 2006, respectively.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Court for the Eastern District of Texas, alleging that Lucent infringes two patents owned by Dell and seeking monetary damages and injunctive relief. That litigation is pending and discovery is proceeding.

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

Corporate expenses are included in Dell’s measure of segment operating income for management reporting purposes; however, with the adoption of SFAS 123(R), beginning in Fiscal 2007 stock-based compensation expense is not allocated to Dell’s reportable segments. The following table presents net revenue by Dell’s reportable segments as well as a reconciliation of consolidated segment operating

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

income to Dell’s consolidated operating income for the three and six month periods ended August 4, 2006 and July 29, 2005:

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2006	2005	2006	2005
		As		As
		Restated		Restated
	(in millions)

Net revenue:
Americas:
Business	$7,502	$7,154	$14,612	$13,726
U.S. Consumer	1,787	1,686	3,698	3,621

Americas	9,289	8,840	18,310	17,347
EMEA	3,049	2,920	6,451	6,074
APJ	1,873	1,622	3,770	3,261

Net revenue	$14,211	$13,382	$28,531	$26,682

Consolidated operating income:
Americas:
Business	$546	$720	$1,219	$1,355
U.S. Consumer	15	98	68	236

Americas	561	818	1,287	1,591
EMEA	5	167	202	403
APJ	82	128	237	256

Consolidated segment operating income	648	1,113	1,726	2,250
Stock-based compensation expense(a)	(104)	—	(217)	—

Consolidated operating income	$544	$1,113	$1,509	$2,250

(a)	Stock compensation of $5 million and $9 million for the three and six month periods ended July 29, 2005, respectively, is included in the total consolidated segment operating income.

NOTE 11 —	Debt

Commercial Paper

On June 1, 2006, Dell implemented a $1.0 billion commercial paper program with a supporting $1.0 billion senior unsecured revolving credit facility. This program allows Dell to obtain favorable short-term borrowing rates. Dell pays facility commitment and letter of credit participation fees at rates based upon Dell’s credit rating. Unless extended, this facility expires on June 1, 2011, at which time any outstanding amounts under the facility will be due and payable. The facility requires compliance with conditions that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio. Amounts outstanding under the facility may be accelerated for typical defaults, including failure to pay principal or interest, breaches of covenants, non-payment of judgments or debt obligations in excess of $200 million, occurrence of a change of control, and certain bankruptcy events. There were no outstanding advances under the

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

commercial paper program at either August 4, 2006 or October 26, 2007. Dell intends to use the proceeds of the program and facility for general corporate purposes, including funding DFS growth.

DFS Credit Facilities

DFS maintains credit facilities with CIT that provide a maximum capacity of $750 million to fund leased equipment. These borrowings are secured by DFS’ assets and contain certain customary restrictive covenants. Interest on the outstanding loans is paid quarterly and calculated based on an average of the two- and three-year U.S. Treasury Notes plus 4.45%. DFS is required to make quarterly payments if the value of the leased equipment securing the loans is less than the outstanding principal balance. At August 4, 2006 and February 3, 2006, outstanding advances from CIT totaled $119 million and $133 million, respectively, of which $53 million and $63 million, respectively, is included in short-term borrowings and $66 million and $70 million, respectively, is included in long-term debt on Dell’s Condensed Consolidated Statements of Financial Position. The credit facilities expire on the earlier of (i) the dissolution of DFS; (ii) the purchase of CIT’s ownership interest in DFS; or (iii) the acceleration of the maturity of the debt by CIT arising from a default.

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

Dell’s inability to timely file its periodic reports with the SEC constituted a technical breach of the covenants to which the Senior Notes and the Senior Debentures are subject. Those covenants specify that a “Notice of Default” must be issued, and Dell must have failed to cure the deficiency within 90 days of the notice, before the debt is callable by the holders. Because Dell has not received a “Notice of Default,” Dell is not in default of these debt covenants; therefore, the Senior Notes and the Senior Debentures are classified as long-term liabilities at August 4, 2006. With the filing of its past due periodic reports with the SEC, Dell is no longer in breach of the covenants.

Concurrent with the issuance of the Senior Notes and Senior Debentures, Dell entered into interest rate swap agreements converting Dell’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London Interbank Offered Rates plus 0.4% and 0.8% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, Dell’s effective interest rates for the Senior Notes and Senior Debentures were 5.7% and 6.1%, respectively, for the second quarter of Fiscal 2007.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 12 —	Redeemable Common Stock

Dell inadvertently failed to register with the SEC the sale of some shares under certain employee benefit plans. As a result, certain purchasers of common stock pursuant to those plans may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. At August 4, 2006, Dell has classified approximately 3 million shares ($70 million) that may be subject to the rescissionary rights outside stockholders’ equity, because the redemption features are not within the control of Dell. These shares have always been treated as outstanding for financial reporting purposes.

NOTE 13 —	Subsequent Events

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

The investigation identified evidence that accounting adjustments were viewed at times as an acceptable device to compensate for earnings shortfalls that could not be closed through operational means. Often, these adjustments were several hundred thousand or several million dollars, in the context of a company with annual revenues ranging from $35.3 billion to $55.8 billion and annual net income ranging from $2.0 billion to $3.6 billion for the periods in question. The errors and irregularities identified in the course of the investigation revealed deficiencies in our accounting and financial control environment, some of which were determined to be material weaknesses that require corrective and remedial actions. For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews described below, as well as management’s plan to remediate those deficiencies, see “Part I — Item 4 — Controls and Procedures.”

Other Company Identified Adjustments

Concurrently with the investigation, we also conducted extensive internal reviews for the purpose of the preparation and certification of our Fiscal 2007 and prior financial statements and our assessment of internal controls over financial reporting. Our procedures included expanded account reviews and expanded balance sheet reconciliations to ensure all accounts were fully reconciled, supported, and appropriately documented. We also implemented improvements to our quarterly and annual accounting close process to provide for more complete review of the various business unit financial results. These additional reviews identified issues involving, among other things, revenue recognition in connection with sales of third-party software, amortization of revenue related to after-point-of-sale extended warranties, and accounting for certain vendor reimbursement agreements.

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

Second Quarter Performance

Share position	•	We shipped approximately 9.6 million units, resulting in a worldwide PC share position of 16.1%.
Net revenue	•	Revenue increased 6% year-over-year to $14.2 billion, with unit shipments up 6% year-over-year.
Operating income	•	Operating income was $544(a) million for the quarter, or 3.8% of revenue, as compared to $1.1 billion or 8.3% of revenue for second quarter of Fiscal 2006.
Earnings per share	•	Earnings per share decreased 47% to $0.21(a) for the quarter compared to $0.40(b) for the second quarter of Fiscal 2006.

(a)	Operating income and earnings per share for the three-month period ended August 4, 2006 include stock-based compensation expense pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. See Note 6 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information.

(b)	Earnings per share for the three-month period ended July 29, 2005 includes the impact of an $85 million ($0.03 per share) tax benefit related to a revised estimate of taxes on the repatriation of earnings under the American Jobs Creation Act of 2004.

Results of Operations

The following table summarizes the results of our operations for the three and six month periods ended August 4, 2006 and July 29, 2005:

	Three Months Ended				Six Months Ended
	August 4, 2006		July 29, 2005		August 4, 2006		July 29, 2005
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
			As	As			As	As
			Restated	Restated			Restated	Restated
	(in millions, except per share amounts and percentages)

Net revenue	$14,211	100.0%	$13,382	100.0%	$28,531	100.0%	$26,682	100.0%
Gross margin	$2,138	15.0%	$2,431	18.2%	$4,646	16.3%	$4,883	18.3%
Operating expenses	$1,594	11.2%	$1,318	9.9%	$3,137	11.0%	$2,633	9.9%
Operating income	$544	3.8%	$1,113	8.3%	$1,509	5.3%	$2,250	8.4%
Net income	$480	3.4%	$982	7.3%	$1,256	4.4%	$1,890	7.1%
Earnings per share diluted	$0.21	N/A	$0.40	N/A	$0.55	N/A	$0.76	N/A

Consolidated Revenue

Consolidated revenue grew 6% year-over-year in the second quarter and 7% year-over-year for first six-month period of Fiscal 2007. Growth in mobility products and enhanced services was partially offset by slowing industry demand for desktop PCs and competitive pricing pressures that resulted in reduced average selling prices. Revenue outside the U.S. comprised 41% of consolidated revenue for the second quarter of Fiscal 2007, compared to 39% for the same period last year. For the first six-month period of Fiscal 2007, revenue outside the U.S. represented 43% of consolidated revenue compared to 41% in the same period last year.

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

The following table summarizes our revenue by reportable segment:

	Three Months Ended				Six Months Ended
	August 4, 2006		July 29, 2005		August 4, 2006		July 29, 2005
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
			As	As			As	As
			Restated	Restated			Restated	Restated
	(in millions, except percentages)

Net revenue
Americas:
Business	$7,502	52.8%	$7,154	53.5%	$14,612	51.2%	$13,726	51.4%
U.S. Consumer	1,787	12.6%	1,686	12.6%	3,698	13.0%	3,621	13.6%

Americas	9,289	65.4%	8,840	66.1%	18,310	64.2%	17,347	65.0%
EMEA	3,049	21.4%	2,920	21.8%	6,451	22.6%	6,074	22.8%
APJ	1,873	13.2%	1,622	12.1%	3,770	13.2%	3,261	12.2%

Net revenue	$14,211	100.0%	$13,382	100.0%	$28,531	100.0%	$26,682	100.0%

•	Americas — Americas’ revenues were up 5% on unit growth of 1% for the three-month period and grew 6% on unit growth of 4% for the six-month period ended August 4, 2006. This includes an increase of 5% and an increase of 6% in our Americas’ Business segment for the second quarter and first six-month period of Fiscal 2007, respectively, and 6% and 2% growth in our U.S. Consumer segment during the same periods. Americas International experienced strong growth, with revenue increasing 30% year-over-year for the second quarter and 28% for the first six-month period of Fiscal 2007.

-	Business — For the three and six month periods ended August 4, 2006, revenue increased while unit performance was relatively flat compared to the same periods in the prior year. Desktop revenue declined 5% in the quarter compared to the same period a year ago, while we experienced growth in all other product categories, led by 42% year-over-year growth in storage revenue.

-	U.S. Consumer — U.S. Consumer revenue increased 6% for the second quarter of Fiscal 2007 and 2% for the six-month period ended August 4, 2006. Revenue growth was driven primarily by a mix of mobility products and enhanced services. As notebooks become more affordable, we continue to see a positive shift to mobility products in U.S. Consumer and our other segments.

•	EMEA — EMEA revenue increased 4% on unit growth of 6% for the second quarter and increased 6% on unit growth of 13% for the first six-month period of Fiscal 2007. Revenue growth in the United Kingdom slowed while South Africa, Austria, and the Czech Republic produced significant year-over-year growth at rates well above the overall region for the second quarter and first six-month period of Fiscal 2007. Mobility unit growth was partially offset by competitive pricing pressure, which reduced average selling prices and adversely affected results.

•	APJ — APJ revenue grew 15% on unit growth of 27% for the three-month period and 16% on unit growth of 28% for the six-month period ended August 4, 2006. China reported revenue growth of 32% and 30% year-over-year for the second quarter and first six-month period of Fiscal 2007, and South Korea and India produced significant year-over-year growth at rates well above the overall region. Across the region, enhanced services and software and peripherals revenues posted strong gains during the second quarter of Fiscal 2007.

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

In Fiscal 2007, we performed an analysis of our enhanced services revenue and determined that certain items previously classified as enhanced services revenue were more appropriately categorized within product revenue. Fiscal 2007 balances reflect the revised revenue classifications, and prior periods have been revised to conform to the current period classification. The change in classification of prior period amounts resulted in an increase of $201 million to desktop PCs, $107 million to mobility, $5 million to software and peripherals, $8 million to servers and networking, and $3 million to storage for the six month periods ended July 29, 2005. This change in classification was completely offset by a decrease in enhanced services of $324 million for the six-month period ended July 29, 2005.

The following table summarizes our revenue by product and services categories:

	Three Months Ended				Six Months Ended
	August 4, 2006		July 29, 2005		August 4, 2006		July 29, 2005
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
			As	As			As	As
			Restated	Restated			Restated	Restated
	(in millions, except percentages)

Net revenue:
Desktop PCs	$4,992	35%	$5,143	38%	$10,283	36%	$10,545	39%
Mobility	3,846	27%	3,508	26%	7,627	27%	6,817	26%
Software & peripherals	2,219	16%	1,997	15%	4,401	15%	3,943	15%
Servers & networking	1,348	9%	1,328	10%	2,699	9%	2,618	10%
Enhanced services	1,258	9%	1,004	8%	2,483	9%	1,925	7%
Storage	548	4%	402	3%	1,038	4%	834	3%

Net revenue	$14,211	100%	$13,382	100%	$28,531	100%	$26,682	100%

•	Desktop PCs — Revenue from sales of desktop PCs consists of Dell XPStm, OptiPlextm, and Dimensiontm, desktop computer systems, and Dell Precisiontm desktop workstations. Desktop PCs revenue declined 3% on a unit decrease of 1% year-over-year for the second quarter of Fiscal 2007, and declined 2% on unit growth of 1% for the first six-month period of Fiscal 2007, driven by lower average selling prices. Business and consumer demand continues to shift toward mobility products as notebook computers become more affordable.

•	Mobility — Revenue from mobility products consists of Dell XPStm, Latitudetm, and Inspirontm notebook computer systems, Dell Precisiontm mobile workstations, Dell MP3 players, and Dell Aximtm handhelds. Mobility revenue grew by 10% on unit growth of 22% year-over-year for the second quarter and 12% on unit growth of 29% year-over-year for the first six-month period of Fiscal 2007. As notebooks become more affordable and wireless products become standardized, demand for mobility products continues to grow rapidly. During the quarter, we completed an upgrade of our entire Dell-branded notebook portfolio based on input received from customers. In Fiscal 2007, we introduced the XPS M2010, an innovative mobile platform featuring a 20-inch high definition display that received awards for its unique design.

•	Software and Peripherals — Revenue from sales of software and peripherals consists of Dell-branded printers, monitors (not sold with systems), plasma and LCD televisions, projectors, and a multitude of competitively priced third-party peripherals, software, and other products. Software and peripherals revenue increased by 11% year-over-year in the second quarter and 12% for the first six-month period of Fiscal 2007. To enhance our line of printing products, during the quarter we launched our third generation of laser printers, including six new color, multi-function, and mono lasers.

•	Enhanced Services — Enhanced services consists of a wide range of services including assessment, design and implementation, deployment, asset recovery and recycling, training, enterprise support, client support, and managed lifecycle. Enhanced services revenue increased 25% and 29% year-over-year for the three and six month periods ended August 4, 2006, respectively, as we expanded our service offerings and capabilities globally. During the quarter, we introduced Platinum Plus, our highest level of support for customers’ enterprise data centers. In addition, we increased our deferred revenue balance by $317 million to $4.0 billion in the second quarter of Fiscal 2007 as compared to Fiscal 2006.

•	Servers and Networking — Revenue from sales of servers and networking products, consisting of our standards-based PowerEdgetm line of servers and PowerConnecttm networking products, increased by

1% on unit growth of 3% year-over-year for the second quarter while growing 3% on unit growth of 6% year-over-year for the first six months Fiscal 2007. Servers and networking remains a strategic focus area. We competitively price our server products to facilitate additional sales of storage products and higher margin enhanced services.

•	Storage — Revenue from sales of storage products, consisting of a comprehensive portfolio of storage solutions with services, including Dell | EMC and Dell PowerVaulttm storage devices, increased 36% and 25% for the second quarter and first six-month period of Fiscal 2007, respectively. Storage revenue grew across all regions, with particularly strong performance in the Americas as revenue increased 42% and 28% during the second quarter and first six-month period of Fiscal 2007. A strong performance by our Dell | EMC Cx midrange storage system contributed to this growth. We also launched two new NAS storage servers during the quarter designed on our 9G server platform.

Gross Margin

The following table presents information regarding our gross margin for the three and six month periods ended August 4, 2006 and July 29, 2005:

	Three Months Ended				Six Months Ended
	August 4, 2006		July 29, 2005		August 4, 2006		July 29, 2005
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
			As	As			As	As
			Restated	Restated			Restated	Restated
(in millions, except percentages)
Net revenue	$14,211	100.0%	$13,382	100.0%	$28,531	100.0%	$26,682	100.0%
Gross margin	$2,138	15.0%	$2,431	18.2%	$4,646	16.3%	$4,883	18.3%

Our margins as a percentage of net revenue declined for the second quarter and first six months of Fiscal 2007 as compared to the same periods in the prior year. Lower than expected cost reductions resulted in lower gross margins. We continuously negotiate with our suppliers in a variety of areas including availability of supply, quality, and cost. These real-time, continuous supplier negotiations support our business model, which is able to respond quickly to changing market conditions due to our direct customer model and real-time manufacturing. Our component costs include incremental discounts and rebates based on such factors as volume, product offerings and transitions, supply conditions, and joint activities. Because of the fluid nature of these ongoing negotiations, the timing and amount of supplier discounts and rebates vary from time to time. In addition, we recorded $18 million and $36 million of stock-based compensation expense to cost of goods sold during the three and six month periods ended August 4, 2006, respectively, which contributed to the decline in our gross margins.

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

On August 14, 2006, we announced a voluntary recall of approximately 4.2 million Dell-branded lithium-ion batteries with cells manufactured by a supplier. From April 1, 2004 through July 18, 2006, we sold or provided these batteries individually or as part of a service replacement with notebook computers. This recall has not had a material impact on our results of operations, financial position, or cash flows, as we were indemnified by the manufacturer of these batteries.

Operating Expenses

The following table summarizes our operating expenses:

	Three Months Ended				Six Months Ended
	August 4, 2006		July 29, 2005		August 4, 2006		July 29, 2005
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
			As	As			As	As
			Restated	Restated			Restated	Restated
			(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$1,469	10.3%	$1,196	9.0%	$2,883	10.1%	$2,402	9.0%
Research, development, and engineering	125	0.9%	122	0.9%	254	0.9%	231	0.9%

Operating expenses	$1,594	11.2%	$1,318	9.9%	$3,137	11.0%	$2,633	9.9%

•	Selling, general, and administrative — During the second quarter and first six-month period of Fiscal 2007, selling, general, and administrative expenses increased 23% to $1.5 billion and 20% to $2.9 billion, respectively, compared to $1.2 billion and $2.4 billion for the same periods of Fiscal 2006. Stock-based compensation expense and costs related to headcount growth drove the increase in selling, general, and administrative expenses in the second quarter and six-month period ended August 4, 2006 compared to the same periods in the prior year. Stock-based compensation expense, included in selling, general, and administrative expenses, was $75 million and $158 million for the second quarter and first six-month period of Fiscal 2007, respectively. During the first half of Fiscal 2007, we made incremental customer experience investments to improve customer satisfaction, purchase and repurchase preferences, as well as technical support. As a result, headcount increased through direct hiring and replacing contract staff with Dell employees.

•	Research, development, and engineering — During the second quarter and first six-month period of Fiscal 2007, research, development, and engineering expenses as a percentage of revenue were flat compared to the second quarter and first six-month period of Fiscal 2006. Stock-based compensation of $11 million and $23 million was recorded to research, development, and engineering expense for the three- and six-month periods ended August 4, 2006. We manage our research, development, and engineering spending by targeting those innovations and products most valuable to our customers and by relying upon the capabilities of our strategic partners. We will continue to invest in research, development, and engineering activities to support our growth and to provide for new, competitive products. We have obtained 1,661 patents worldwide and have applied for 1,707 additional patents worldwide at August 4, 2006.

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

Stock-based compensation expense totaled $104 million and $217 million for the three and six month periods ended August 4, 2006, respectively, compared to $5 million and $9 million for the three and six month periods ended July 29, 2005, respectively. The increase is due to the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). We adopted the modified prospective transition method under SFAS 123(R) effective the first quarter of Fiscal 2007. Included in stock-based compensation for Fiscal 2007 is the fair value of stock-based awards earned during the period, including restricted stock grants, restricted stock awards, and stock options, as well as the discount associated with stock purchased under our employee stock purchase plan. Prior to adoption of SFAS 123(R), we accounted for our equity incentive plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Accordingly, stock-based compensation for the fair value of employee stock options with no intrinsic value at the grant date and the discount associated with stock purchased under our employee stock purchase plan was not recognized in net income prior to Fiscal 2007. For further discussion on stock-based compensation, see Note 6 of Notes to Condensed Consolidated Financial Statements in “Part I — Item 1 — Financial Statements.”

At August 4, 2006, there was $227 million and $422 million of total unrecognized stock-based compensation expense related to stock options and non-vested restricted stock, respectively, with the unrecognized stock-based compensation expense expected to be recognized over a weighted-average period of 1.3 years and 2.6 years, respectively.

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

Investment and Other Income, net

Net investment and other income primarily includes interest income and expense, gains and losses from the sale of investments, investment related fees, and foreign exchange transaction gains and losses. Net investment and other income decreased to $50 million and $104 million for the second quarter and first six-month period of Fiscal 2007, respectively, compared to $74 million and $125 million for the same periods in Fiscal 2006, respectively. This decrease is primarily due to a decrease in investment income earned on lower average balances of cash and investments, partially offset by higher interest rates during the three and six month periods of Fiscal 2007 as compared to the same period of Fiscal 2006.

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

For the second quarter of Fiscal 2007, we reported an effective tax rate of approximately 19.0%, as compared to 17.3% for the same quarter last year. For the six-month periods ended August 4, 2006 and July 29, 2005, our effective rate was 22.1% and 20.4%, respectively. The increase in our effective tax rate is due primarily to the $85 million adjustment in the second quarter of Fiscal 2006 offset by a higher proportion of our operating profits being generated in lower foreign tax jurisdictions during the second quarter of Fiscal 2007 as compared to a year ago. In addition during the second quarter of Fiscal 2007, there was a reserve release in the amount of $31 million related to a change in estimate of an income tax audit related item. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income and differences between the book and tax treatment of certain items.

Off-Balance Sheet Arrangements

Asset Securitization — During the second quarter of Fiscal 2007, we continued to sell customer financing receivables to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from ours. The sole purpose of the qualifying special purpose entities is to facilitate the funding of finance receivables in the capital markets. We determine the amount of receivables to securitize based on our funding requirements in conjunction with specific selection criteria designed for the transaction. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”). During the first six month periods of Fiscal 2007 and Fiscal 2006, we sold $514 million and $197 million, respectively, of customer receivables to unconsolidated qualifying special purpose entities.

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

We ended the second quarter of Fiscal 2007 with $10.8 billion in cash, cash equivalents, and investments, compared to $12.6 billion at the end of second quarter of Fiscal 2006. We invest a large portion of our available cash in highly liquid and highly rated government, agency, and corporate debt securities of varying maturities at the date of acquisition. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return through the full investment of available funds.

The following table summarizes the results of our Condensed Consolidated Statement of Cash Flows for the six month periods ended August 4, 2006 and July 29, 2005:

	Six Months Ended
	August 4,	July 29,
	2006	2005
		As
		Restated
	(in millions)

Net cash flow provided by (used in):
Operating activities	$1,812	$2,135
Investing activities	345	2,966
Financing activities	(2,470)	(3,187)
Effect of exchange rate changes on cash and cash equivalents	54	(49)

Net (decrease) increase in cash and cash equivalents	$(259)	$1,865

Operating Activities — Cash provided by operating activities during the six-month period ended August 4, 2006 was $1.8 billion, compared to $2.1 billion for the same period last year. The decrease in operating cash flows was primarily led by a reduction in net income slightly offset by changes in operating working capital. Cash flows from operating activities resulted primarily from net income during both periods, which represents our principal source of cash. Our direct model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry. The following table presents the components of our cash conversion cycle at August 4, 2006 and February 3, 2006:

	August 4,	February 3,
	2006	2006
		As
		Restated

Days of sales outstanding(a)	33	29
Days of supply in inventory	5	5
Days in accounts payable	(77)	(77)

Cash conversion cycle	(39)	(43)

(a)	Days of sales outstanding (“DSO”) is based on the ending net trade receivables and most recent quarterly revenue for each period. DSO includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. At August 4, 2006 and February 3, 2006, DSO and days of customer shipments not yet recognized were 30 and 3 days and 26 and 3 days, respectively.

Our cash conversion cycle decreased four days at August 4, 2006 from February 3, 2006. This decline was driven by a four-day increase in days of sales outstanding, largely attributed to a higher percentage of our revenue coming from our customers requiring longer or extended payment terms.

We defer the cost of revenue associated with customer shipments not yet recognized as revenue until they are delivered. These deferred costs are included in our reported days of sales outstanding because we believe it presents a more accurate presentation of our days of sales outstanding and cash conversion cycle. These deferred costs are recorded in other current assets in our Condensed Consolidated Statements of Financial Position and totaled $440 million and $417 million at August 4, 2006 and February 3, 2006, respectively.

Investing Activities — Cash provided by investing activities for the six-month period ended August 4, 2006 was $345 million, compared to $3.0 billion for the same period of the prior year. Cash provided by and used in investing activities principally consists of net maturities and sales or purchases of investments and capital expenditures for property, plant, and equipment. The decrease in the cash provided by investing activities for the six-month period ended August 4, 2006, compared to the same period in the prior year, was due to higher re-investment of proceeds from maturities and sales of investments compared to the prior year. Also included in investing activities for the six-month period ended August 4, 2006 is the acquisition of Alienware Corporation, which closed on May 8, 2006 and is included in our results for the second quarter of Fiscal 2007.

Financing Activities — Cash used in financing activities during the six-month period ended August 4, 2006 was $2.5 billion, compared to $3.2 billion during the same period last year. Financing activities primarily consist of the repurchase of our common stock, partially offset by proceeds from the issuance of common stock under employee stock plans and other items. The year-over-year decrease in cash used in financing activities is due primarily to the decrease in funds used to repurchase 102 million shares of common stock at an aggregate cost of $2.7 billion during the six-month period ended August 4, 2006, compared to 97 million shares at an aggregate cost of $3.8 billion in the same period last year. In addition, we realized a decrease in proceeds from the issuance of common stock under our employee stock plans.

We believe our ability to generate cash flows from operations on an annual basis will continue to be strong, driven mainly by our profitability, efficient cash conversion cycle, and the growth in our deferred enhanced services offerings. Our second quarter of Fiscal 2007 cash flows from operations exceeded net income and were sufficient to support our operations and capital requirements. However, in order to augment our liquidity and provide us with additional flexibility, we implemented a commercial paper program with a supporting credit facility on June 1, 2006. Under the commercial paper program, we issue, from time-to-time, short-term unsecured notes in an aggregate amount not to exceed $1.0 billion. We use the proceeds for general corporate purposes, including funding Dell Financial Services L.P. (“DFS”) growth and began issuing commercial paper during the third quarter of Fiscal 2007. See Note 11 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for a further discussion of our commercial paper program. No amounts were outstanding under the commercial paper program at August 4, 2006 or October 26, 2007.

Capital Commitments

Redeemable Common Stock and Other Rescissionary Rights — We inadvertently failed to register with the SEC the sale of some shares under certain employee benefit plans. As a result, certain purchasers of common stock pursuant to those plans may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. At August 2, 2006, we have classified approximately 3 million shares ($70 million) that may be subject to the rescissionary rights outside stockholders’ equity, because the redemption features are not within our control. These shares have always been treated as outstanding for financial reporting purposes. Certain purchasers of common stock pursuant to these plans who sold their shares for less than the purchase price may have the right to rescind their purchases for an amount of cash equal to the purchase price plus interest minus the proceeds of the sale.

Share Repurchase Program — We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. The aggregate dollar amount authorized for repurchase is $30 billion. Approximately $1.7 billion of that authorized amount was available for repurchases at August 4, 2006. We temporarily suspended our share repurchase program in September 2006 pending completion of the Audit Committee investigation. We anticipate recommencing our share repurchase program in the fourth quarter of Fiscal 2008.

We typically repurchase shares of common stock through a systematic program of open market purchases. During the three-and six-month periods ended August 4, 2006, we repurchased almost 44 million and 102 million shares, respectively, at an aggregate cost of $1.0 billion and $2.7 billion. For more information regarding share repurchases, see “Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.”

Capital Expenditures — During the six-month period ended August 4, 2006, we spent approximately $386 million on property, plant, and equipment primarily on our global expansion efforts and infrastructure investments in order to support future growth. Product demand and mix, as well as ongoing efficiencies in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures, which totaled $896 million for Fiscal 2007. Capital expenditures for Fiscal 2008 (related to our continued expansion worldwide, the need to increase manufacturing capacity, and leasing arrangements to facilitate customer sales) are currently expected to reach approximately $900 million. These expenditures are expected to be funded from our cash flows from operating activities.

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

Restricted Cash — Pursuant to an agreement between DFS and CIT, we are required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to our private label credit card, and deferred servicing revenue. Restricted cash specific to the consolidation of DFS in the amount of $410 million and $453 million in restricted cash is included in other current assets at August 4, 2006 and February 3, 2006, respectively.

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

These material weaknesses resulted in the restatement of our previously issued annual and interim financial statements for Fiscal 2003, 2004, 2005, and 2006 and the first quarter of Fiscal 2007, and adjustments, including audit adjustments and adjustments related to the investigation and our internal reviews, to our annual and other interim financial statements for Fiscal 2007. In addition, these material weaknesses could result in misstatements of substantially all of our financial statement accounts that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

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

•	Our new leadership team, together with other senior executives, is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment will be communicated to and reinforced with every Dell employee and to external stakeholders. This commitment is accompanied by a renewed management focus on decision-making and processes that are intended to achieve maximum shareholder value over the long-term and a decreased focus on short-term, quarter-by-quarter operating results.

•	As a result of the initiatives already underway to address the control deficiencies described above, we have effected personnel changes in our accounting and financial reporting functions. Consequently, many of the employees involved in the accounting processes in which errors and irregularities were made are no longer involved in the accounting or financial reporting function. In addition, we have taken, or will take, appropriate remedial actions with respect to certain employees, including terminations, reassignments, reprimands, increased supervision, training, and imposition of financial penalties in the form of compensation adjustments.

•	We are in the process of reorganizing the Finance Department, segregating accounting and financial reporting responsibility from planning and forecasting responsibility, with a renewed commitment to accounting and financial reporting integrity. We have appointed a new Chief Accounting Officer and have strengthened that position, making it directly responsible for all accounting and financial reporting functions worldwide. In addition, we are implementing personnel resource plans, and training and retention programs, that are designed to ensure that we have sufficient personnel with knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements.

•	We will continue our efforts to establish or modify specific processes and controls to provide reasonable assurance with respect to the accuracy and integrity of accounting entries and the appropriate documentation, review, and approval of those entries. These efforts include:

-	Centralization of the development, oversight, and monitoring of accounting policies and standardized processes in all critical accounting areas, including areas involving management judgment and discretion;

-	Implementation and clarification of specific accounting and finance policies, applicable worldwide, regarding the establishment, increase, and release of accrued liability and other balance sheet reserve accounts;

-	Creation of a revenue recognition accounting resource function to coordinate complex revenue recognition matters and to provide oversight and guidance on the design of controls and processes to enhance and standardize revenue recognition accounting procedures;

-	Improving the processes and procedures around the completion and review of quarterly management representation letters, in which our various business and finance leaders make full and complete representations concerning, and assume accountability for, the accuracy and integrity of their submitted financial results;

-	Extending the time between the end of a financial reporting period and the public release of financial and operating data with respect to that period, giving our accounting organization more time to appropriately process the close of the accounting records and analyze the reported results prior to public announcement;

-	Enhancing the development, communication, and monitoring of processes and controls to ensure that appropriate account reconciliations are performed, documented, and reviewed as part of standardized procedures; and

-	Increasing the focus by the internal audit function and the Chief Accounting Officer on the review and monitoring of key accounting processes, including journal entries and supporting documentation, revenue recognition processes, account reconciliations, and management representation letter controls and processes.

•	We will implement company-wide training (led by the Chief Accounting Officer and other finance executives with appropriate accounting expertise) to enhance awareness and understanding of standards and principles for accounting and financial reporting. This training will include:

-	Development and communication of an accounting code of conduct that will serve as a set of guiding principles emphasizing our commitment to accounting and financial reporting integrity, as well as transparency and robust and complete communications with, and disclosures to, internal and external auditors;

-	Comprehensive programs for all finance personnel globally (with initial focus on personnel directly responsible for accounting and financial reporting) covering all fundamental accounting and financial reporting matters, including accounting policies, financial reporting requirements, income statement classification, revenue recognition, vendor funding, accounting for reserves and accrued liabilities, and account reconciliation and documentation requirements; and

-	Appropriate programs for other company personnel, including senior management, to emphasize the importance of accounting and financial reporting integrity.

•	We will invest in the design and implementation of additional and enhanced information technology systems and user applications commensurate with the complexity of our business and our financial reporting requirements. It is expected that these investments will improve the reliability of our financial reporting by reducing the need for manual processes, subjective assumptions, and management discretion; by reducing the opportunities for errors and omissions; and by decreasing our reliance on manual controls to detect and correct accounting and financial reporting inaccuracies.

•	We will reemphasize and invigorate our communications to all Dell employees regarding the availability of our Ethics Hotline, through which employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting, or other irregularities they have become aware of or have observed. In addition, these communications will emphasize the existence and availability of other reporting avenues or forums for all employees, such as their management chain, their Human Resources representatives, the Ethics Office, the Ombudsman’s Office, the Legal Department, and direct contact with the Chief Financial Officer or the Audit Committee.

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

In connection with the preparation of this Report, Dell’s management, under the supervision and with the participation of the current Chief Executive Officer and current Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the restatement of previously issued financial statements described above, and the identification of certain material weaknesses in internal control over financial reporting (described above), which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 4, 2006. Nevertheless, based on a number of factors, including the completion of the Audit Committee’s investigation, our internal review that identified certain prior period adjustments, efforts to remediate the material weaknesses in internal control over financial reporting described above, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes during the second quarter of Fiscal 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in various claims, suits, investigations and legal proceedings that arise from time to time in the ordinary course of our business. As required by Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”), we accrue a liability when we believe that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. The following is a discussion of our significant legal matters.

Investigations and Related Litigation — In August 2005, the U.S. Securities and Exchange Commission (“SEC”) initiated an inquiry into certain of our accounting and financial reporting matters and requested that we provide certain documents. The SEC expanded that inquiry in June 2006 and entered a formal order of investigation in October 2006. The SEC’s requests for information were joined by a similar request from the United States Attorney for the Southern District of New York (“SDNY”), who subpoenaed documents related to our financial reporting from and after 2002. In August 2006, because of potential issues identified in the course of responding to the SEC’s requests for information, our Audit Committee, on the recommendation of management and in consultation with PricewaterhouseCoopers LLP, our independent registered public accounting firm, initiated an independent investigation, which was recently completed. For information regarding the Audit Committee’s investigation, the accounting errors and irregularities identified, and the restatement adjustments, see “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Audit Committee Independent Investigation and Restatement” and Note 2 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item I — Financial Statements.” For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those deficiencies, see “Part I — Item 4 — Controls and Procedures.” Although the Audit Committee investigation has been completed, the investigations being conducted by the SEC and the SDNY are ongoing. We continue to cooperate with the SEC and the SDNY.

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

Lucent v. Dell — In February 2003, Lucent Technologies, Inc. filed a lawsuit against us in the United States District Court for Delaware, and the lawsuit was subsequently transferred to the United States District Court for the Southern District of California. The lawsuit alleges that we infringed 12 patents owned by Lucent and seeks monetary damages and injunctive relief. In April 2003, Microsoft Corporation filed a declaratory judgment action against Lucent in the United States District Court for the Southern District of California, asserting that Microsoft products do not infringe patents held by Lucent, including 10 of the 12 patents at issue in the lawsuit involving us and Microsoft. These actions were consolidated for discovery purposes with a previous suit that Lucent filed against Gateway Inc. In September 2005, the court granted a summary judgment of invalidity with respect to one of the Lucent patents asserted against us. In addition, in decisions made through May 2007, the court granted summary judgment of non-infringement with respect to five more of the Lucent patents asserted against us. The court has ordered invalidity briefing with regard to other patents at issue in view of the April 30, 2007, U.S. Supreme Court decision in KSR v. Teleflex. Fact and expert discovery has closed, and the three actions have been consolidated. Trial is scheduled to begin in February 2008. We are defending these claims vigorously. Separately, we have filed a lawsuit against Lucent in the United District Court for the Eastern District of Texas, alleging that Lucent infringes two patents owned by us and seeking monetary damages and injunctive relief. That litigation is pending and discovery is proceeding.

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

•	Declining general economic, business, or industry conditions may cause reduced net revenue. We are a global company with customers in virtually every business and industry. If the economic climate in the U.S. or abroad deteriorates, customers or potential customers could reduce or delay their technology investments, which could decrease our net revenue and profitability.

•	Failure to maintain a cost advantage may result in reduced market share, revenue, and profitability. Our success has historically been based on our ability to profitably offer products at a lower price than our competitors. However, we compete with many companies globally in all aspects of our business. Our profitability is also affected by our ability to negotiate favorable pricing with our vendors, including vendor rebates, marketing funds, and other vendor funding. Because these supplier negotiations are continuous and reflect the ongoing competitive environment, the variability in timing and amount of incremental vendor discounts and rebates can affect our profitability. We cannot guarantee that we will be able to maintain our cost advantage if our competitors improve their cost structure or business model, if we are not able to negotiate favorable pricing or rebate arrangements with our vendors, or if our competitors take other actions that affect our current competitive advantage. An inability to maintain our cost advantage or determine alternative means to deliver value to our customers may adversely affect our market share, revenue, and profitability.

•	Our ability to generate substantial non-U.S. net revenue faces many additional risks and uncertainties. Sales outside the U.S. accounted for approximately 43% of our consolidated net revenue for the first six-month period of Fiscal 2007. Our future growth rates and success are dependent on continued growth in international markets. Our international operations face many risks and uncertainties, including varied local economic and labor conditions, political instability, and unexpected changes in the regulatory environment, trade protection measures, tax laws (including U.S. taxes on foreign operations), copyright levies, and foreign currency exchange rates. Any of these factors could adversely affect our operations and profitability.

•	Our profitability may be affected by our product, customer, and geographic sales mix and by seasonal sales trends. Our profit margins vary among products, customers, and geographies. In addition, our business is subject to certain seasonal sales trends. For example, sales to government customers (particularly the U.S. federal government) are typically stronger in our third fiscal quarter, sales in EMEA are often weaker in our third fiscal quarter, and consumer sales are typically strongest during our fourth fiscal quarter. As a result of these factors, our overall profitability for any particular period will be affected by the mix of products, customers, and geographies reflected in our sales for that period, as well as by seasonality trends.

•	Infrastructure failures could harm our business. We depend on our information technology and manufacturing infrastructure to achieve our business objectives. If a problem, such as a computer virus, intentional disruption by a third party, natural disaster, manufacturing failure, or telephone system failure impairs our infrastructure, we may be unable to book or process orders, manufacture, and ship in a timely manner or otherwise carry on our business. An infrastructure disruption could cause us to lose customers and revenue and could require us to incur significant expense to eliminate these problems and address related security concerns. The harm to our business could be even greater if it occurs during a period of disproportionately heavy demand.

•	Our failure to effectively manage a product transition could reduce the demand for our products and the profitability of our operations. Continuing improvements in technology mean frequent new product introductions, short product life cycles, and improvement in product performance characteristics. Product transitions present execution challenges and risks for any company. If we are unable to effectively manage a product transition, our business and results of operations could be unfavorably affected.

•	Disruptions in component availability could unfavorably affect our performance. Our direct business model, as well as our manufacturing and supply chain efficiencies, give us the ability to operate with reduced levels of component and finished goods inventories. Our financial success is partly due to our supply chain management practices, including our ability to achieve rapid inventory turns. Because we maintain minimal levels of component inventory, a disruption in component availability could harm our financial performance and our ability to satisfy customer needs.

•	Our reliance on suppliers creates risks and uncertainties. Our manufacturing process requires a high volume of quality components from third-party suppliers. Defective parts received from these suppliers could reduce product reliability and harm the reputation of our products. Reliance on suppliers subjects us to possible industry shortages of components and reduced control over delivery schedules (which can harm our manufacturing efficiencies), as well as increases in component costs (which can harm our profitability).

•	We could experience manufacturing interruptions, delays, or inefficiencies if we are unable to timely and reliably procure components from single-source or limited-source suppliers. We maintain several single-source or limited-source supplier relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. If the supply of a critical single- or limited-source material or component is delayed or curtailed, we may not be able to ship the related product in desired quantities and in a timely manner. Even where multiple sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could harm operating results.

•	Our business is increasingly dependent on our ability to access the capital markets. We will increasingly rely upon access to the capital markets to fund financing for our customers and to provide sources of liquidity in the U.S. for general corporate purposes, including funding DFS growth. If we are unable to access the capital markets, we may not be able to fully fund customer financing opportunities or planned share repurchases without repatriation of foreign cash balances. See “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Commitments — Liquidity.” Although we believe that we will be able to maintain sufficient access to the capital markets, adverse changes in the economy, deterioration in our business performance, or changes in our credit ratings could limit our access to these markets.

•	We face risks relating to our ineffective internal controls. As a result of our review of issues identified during the recently completed independent Audit Committee investigation into certain accounting and financial reporting matters, as well as our internal review, management has identified several deficiencies in our control environment that constitute material weaknesses and, consequently, has concluded that our internal control over financial reporting was not effective at February 2, 2007. In addition, management has concluded, based primarily on the identification of the material weaknesses, that our disclosure controls and procedures were not effective at August 4, 2006. See “Part I — Item 4 — Controls and Procedures.” If we are unable to successfully remediate these material weaknesses in a timely manner, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

•	Litigation and governmental investigations or proceedings arising out of or related to our recent accounting and financial reporting investigation could result in substantial costs. We could incur substantial costs to defend and resolve litigation or governmental investigations or proceedings arising out of or related to the recently completed Audit Committee investigation into certain accounting and financial reporting matters. See “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Audit Committee Independent Investigation and Restatement.” In addition, we could be exposed to enforcement or other actions with respect to these matters by the

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

The failure to file registration statements noted above was inadvertent, and we have always treated the shares issued under the Employee Stock Purchase Plan or held in the Dell Stock Funds under the retirement plans as outstanding for financial reporting purposes. Consequently, these unregistered transactions do not represent any additional dilution. We believe that we have always provided the employee-participants in these plans with the same information they would have received had the registration statements been filed. The outstanding shares subject to potential rescission rights are reflected as redeemable common stock on our Condensed Consolidated Financial Position.

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

Share Repurchase Program

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. As of August 4, 2006, our share repurchase program authorized the purchase of shares of common stock at an aggregate cost not to exceed $30.0 billion, and through that date, $28.2 billion had been spent to repurchase shares. The following table sets forth information regarding our share repurchases or other acquisitions of common stock during the second quarter of Fiscal 2007:

				Approximate
			Total	Dollar Value
			Number of	of Shares that
			Shares	May Yet be
	Total		Repurchased	Repurchased
	Number of	Average	as Part of	under the
	Shares	Price Paid	Publicly	Announced
Period	Repurchased(a)	per Share	Announced Plans	Plan
	(in millions, except average price paid per share)
Repurchases from May 6, 2006 through June 2, 2006	10	$24.67	10	$2,509
Repurchases from June 3, 2006 through June 30, 2006	11	$24.55	11	$2,255
Repurchases from July 1, 2006 through August 4, 2006	23	$21.99	23	$1,750

Total	44	$23.21	44

(a)	All shares were purchased in open-market transactions. Dell’s share repurchase program was announced on February 20, 1996; we are currently authorized to purchase common stock at an aggregate cost not to exceed $30.0 billion.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on July 21, 2006. At that meeting, the following four proposals were submitted to a vote of stockholders:

(1)	Proposal 1 (Election of Directors) — A proposal for the election of the persons who will serve as Dell’s directors until the 2007 annual meeting.

(2)	Proposal 2 (Ratification of Independent Auditor) — A proposal for the ratification of the Audit Committee’s selection of PricewaterhouseCoopers LLP as Dell’s independent auditor for Fiscal 2007.

(3)	Stockholder Proposal 1 (Global Human Rights Standard) — A proposal submitted by The New York City Employees’ Retirement System, the New York City Teachers’ Retirement System, the New York City Police Pension Fund, the New York City Fire Department Pension Fund, and the New York City Board of Education Retirement System (collectively, the “NYC Pension Funds”), which beneficially own shares of Dell common stock, requesting that Dell adopt a global human rights standard.

(4)	Stockholder Proposal 2 (Declaration of Dividend) — A proposal submitted by a Dell stockholder requesting that the Board of Directors declare a quarterly dividend.

At the close of business on the record date for the meeting (which was May 26, 2006), there were 2,286,405,598 shares of common stock outstanding and entitled to be voted at the meeting. Holders of

2,032,767,392 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy. The following table sets forth the results of the voting:

Proposal	For	Withheld
1. Election of Directors:
Donald J. Carty	1,977,211,192	55,606,604
Michael S. Dell	2,002,328,720	30,489,075
William H. Gray, III	1,994,772,298	38,045,498
Sallie L. Krawcheck	2,012,348,074	20,469,721
Alan (A.G.) Lafley	2,009,553,557	23,264,239
Judy C. Lewent	2,012,368,466	20,449,329
Klaus S. Luft	2,002,649,881	30,167,914
Alex J. Mandl	2,012,520,185	20,297,611
Michael A. Miles	1,996,360,977	36,456,818
Samuel A. Nunn, Jr.	1,994,537,538	38,280,257
Kevin B. Rollins	2,002,435,218	30,382,578

				Broker
	For	Against	Abstain	Non-Votes

2. Ratification of Independent Auditor	1,990,686,693	28,176,827	13,955,624
3. Stockholder Proposal 1 (Global Human Rights Standard)	122,650,513	1,359,126,800	171,944,924	379,096,907
4. Stockholder Proposal 2 (Declaration of Dividend)	89,982,908	1,538,826,586	24,912,203	379,097,447

Proposal 1 (Election of Directors) and Proposal 2 (Ratification of Independent Auditors) each received more than the number of favorable votes required for approval and were therefore duly and validly approved by the stockholders. Stockholder Proposal 1 (Global Human Rights Standard) and Stockholder Proposal 2 (Declaration of Dividend) failed to receive a sufficient number of favorable votes and, therefore, were not approved.

ITEM 6.	EXHIBITS

(a) Exhibits — See Index to Exhibits below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC.

Date: October 30, 2007	/s/ THOMAS W. SWEET Thomas W. Sweet Vice President, Corporate Finance and Chief Accounting Officer (On behalf of the registrant and as principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.			Description of Exhibit

3.1		—	Restated Certificate of Incorporation, filed February 1, 2006 (incorporated by reference to Exhibit 3.3 of Dell’s Current Report on Form 8-K filed on February 2, 2006, Commission File No. 0-17017)
3.2		—	Restated Bylaws, as amended and effective March 8, 2007 (incorporated by reference to Exhibit 3.1 of Dell’s Current Report on Form 8-K filed on March 13, 2007, Commission File No. 0-17017)
4.1		—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.2		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4		—	Form of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.5		—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
10	.1*	—	Form of Restricted Stock Agreement for Non-Employee Directors under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed July 27, 2006, Commission File No. 0-17017)
10	.2*	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2002-Long Term Incentive Plan (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed July 27, 2006, Commission File No. 0-17017)
10	.3*	—	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed July 27, 2006, Commission File No. 0-17017)
31	.1†	—	Certification of Michael S. Dell, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Donald J. Carty, Vice Chairman and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1††	—	Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Donald J. Carty, Vice Chairman and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.