Form 10-Q
period 2006-11-03
DELL INC
filed 2007-10-30
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2006
or
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

INDEX

		Page

Part I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Financial Position at November 3, 2006 (unaudited) and February 3, 2006 (restated)	1
	Condensed Consolidated Statements of Income for the three- and nine-month periods ended November 3, 2006 (unaudited) and October 28, 2005 (unaudited and restated)	2
	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended November 3, 2006 (unaudited) and October 28, 2005 (unaudited and restated)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

Part II — OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 6.	Exhibits	55
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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DELL INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	November 3,	February 3,
	2006	2006
	(unaudited)	As
		Restated

ASSETS
Current assets:
Cash and cash equivalents	$7,998	$7,054
Short-term investments	1,320	2,016
Accounts receivable, net	4,804	4,082
Financing receivables, net	1,529	1,366
Inventories	680	588
Other	2,676	2,688

Total current assets	19,007	17,794
Property, plant, and equipment, net	2,215	1,993
Investments	2,219	2,686
Long-term financing receivables, net	311	325
Other non-current assets	711	454

Total assets	$24,463	$23,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$322	$65
Accounts payable	10,335	9,868
Accrued and other	6,958	6,240

Total current liabilities	17,615	16,173
Long-term debt	579	625
Other non-current liabilities	2,789	2,407

Total liabilities	20,983	19,205

Commitments and contingencies (Note 9)

Redeemable common stock and capital in excess of $.01 par value; 4 shares issued and outstanding (Note 12)	88	—

Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 2,829 and 2,818, respectively; shares outstanding: 2,223 and 2,330, respectively	9,965	9,503
Treasury stock at cost: 606 and 488 shares, respectively	(21,033)	(18,007)
Retained earnings	14,556	12,699
Accumulated other comprehensive loss	(96)	(101)
Other	—	(47)

Total stockholders’ equity	3,392	4,047

Total liabilities and equity	$24,463	$23,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2006	2005	2006	2005
		As		As
		Restated		Restated

Net revenue	$14,419	$13,880	$42,950	$40,562
Cost of net revenue(1)	12,028	11,615	35,913	33,414

Gross margin	2,391	2,265	7,037	7,148

Operating expenses:
Selling, general, and administrative(1)	1,531	1,369	4,414	3,771
Research, development, and engineering(1)	126	104	380	335

Total operating expenses	1,657	1,473	4,794	4,106

Operating income	734	792	2,243	3,042
Investment and other income, net	66	51	170	176

Income before income taxes	800	843	2,413	3,218
Income tax provision	199	208	556	693

Net income	$601	$635	$1,857	$2,525

Earnings per common share:
Basic	$0.27	$0.27	$0.82	$1.04

Diluted	$0.27	$0.26	$0.82	$1.02

Weighted-average shares outstanding:
Basic	2,229	2,395	2,263	2,423
Diluted	2,238	2,435	2,278	2,476

(1)	Cost of revenue and operating expenses for the three and nine-month periods ended November 3, 2006 include stock-based compensation expense pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended
	November 3,	October 28,
	2006	2005
		As
		Restated

Cash flows from operating activities:
Net income	$1,857	$2,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	342	287
Stock-based compensation	293	14
Excess tax benefits from stock-based compensation	(62)	—
Tax benefits from employee stock plans	—	153
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	25	(9)
Other	73	82
Changes in:
Operating working capital	41	(138)
Non-current assets and liabilities	179	327

Net cash provided by operating activities	2,748	3,241

Cash flows from investing activities:
Investments:
Purchases	(7,346)	(4,007)
Maturities and sales	8,656	8,216
Capital expenditures	(566)	(525)
Acquisition of business, net of cash received	(97)	—

Net cash provided by investing activities	647	3,684

Cash flows from financing activities:
Repurchase of common stock	(3,026)	(5,250)
Issuance of common stock under benefit plans	230	797
Excess tax benefits from stock-based compensation	62	—
Issuance of commercial paper, net	236	—
Other	(14)	(44)

Net cash used in financing activities	(2,512)	(4,497)

Effect of exchange rate changes on cash and cash equivalents	61	(62)

Net increase in cash and cash equivalents	944	2,366
Cash and cash equivalents at beginning of period	7,054	4,479

Cash and cash equivalents at end of period	$7,998	$6,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 —	Basis of Presentation

Basis of Presentation — The accompanying condensed consolidated financial statements of Dell Inc. (“Dell”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (“SEC”) in Dell’s Annual Report on Form 10-K for the fiscal year ended February 3, 2006. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature, as well as all adjustments discussed in Note 2, “Audit Committee Independent Investigation and Restatement,” considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries at November 3, 2006 and February 3, 2006; the results of its operations for the three and nine month periods ended November 3, 2006 and October 28, 2005; and its cash flows for the nine month periods ended November 3, 2006 and October 28, 2005.

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

Stock-Based Compensation — Effective February 4, 2006, Dell adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified prospective transition method which does not require revising the presentation in prior periods for stock-based compensation. Under this transition method, stock-based compensation expense for the third quarter and first nine months of Fiscal 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested at, February 4, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after February 3, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Dell recognizes this compensation expense net of an estimated forfeiture rate over the requisite service period of the award, which is generally the vesting term of five years for stock options and five-to-seven years for restricted stock awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. Dell has applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion on stock-based compensation.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Dell adopted this Interpretation in the first quarter of Fiscal 2008, and this adoption resulted in a decrease to stockholders’ equity of approximately $62 million. In addition, consistent with the provisions of FIN 48, Dell changed the classification of $1.1 billion of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

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

The nature of the restatement adjustments and the impact of the adjustments for the three-month period ended October 28, 2005 are shown in the following table:

	Three Month Period Ended October 28, 2005
		Adjustments
		Revenue			Other	Provision
		recognition			reserves	for
	As	Software		Warranty	and	income	As
	Reported	sales	Other	liabilities	accruals	tax(a)	Restated
	(in millions, except per share data)

Net revenue	$13,911	$(69)	$38	$—	$—	$—	$13,880
Cost of net revenue	11,660	(72)	30	13	(16)	—	11,615

Gross margin	2,251	3	8	(13)	16	—	2,265

Operating expenses:
Selling, general, and administrative	1,391	—	1	—	(23)	—	1,369
Research, development, and engineering	106	—	—	—	(2)	—	104

Total operating expenses	1,497	—	1	—	(25)	—	1,473

Operating income	754	3	7	(13)	41	—	792
Investment and other income, net	50	—	2	(1)	—	—	51

Income before income taxes	804	3	9	(14)	41	—	843
Income tax provision	198					10	208

Net income	$606						$635

Earnings per common share:
Basic	$0.25						$0.27

Diluted	$0.25						$0.26

Weighted-average shares outstanding:
Basic	2,395						2,395
Diluted	2,435						2,435

a)	Primarily represents the aggregate tax impact of the adjustments.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The nature of the restatement adjustments and the impact of the adjustments for the nine-months ended October 28, 2005 are shown in the following table:

	Nine Month Period Ended October 28, 2005
		Adjustments
		Revenue			Other	Provision
		recognition			reserves	for
	As	Software		Warranty	and	income	As
	Reported	sales	Other	liabilities	accruals	tax(a)	Restated
	(in millions, except per share data)

Net revenue	$40,725	$(190)	$27	$—	$—	$—	$40,562
Cost of net revenue	33,484	(187)	48	78	(9)		33,414

Gross margin	7,241	(3)	(21)	(78)	9	—	7,148

Operating expenses:
Selling, general, and administrative	3,802	—	3	—	(34)	—	3,771
Research, development, and engineering	338	—	—	(1)	(2)	—	335

Total operating expenses	4,140	—	3	(1)	(36)	—	4,106

Operating income	3,101	(3)	(24)	(77)	45	—	3,042
Investment and other income, net	170	—	10	(3)	(1)	—	176

Income before income taxes	3,271	(3)	(14)	(80)	44	—	3,218
Income tax provision	711					(18)	693

Net income	$2,560						$2,525

Earnings per common share:
Basic	$1.06						$1.04

Diluted	$1.03						$1.02

Weighted-average shares outstanding:
Basic	2,423						2,423
Diluted	2,476						2,476

(a)	Primarily represents the aggregate tax impact of the adjustments.

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

Statement of Cash Flows

The following table presents the major subtotals for Dell’s Statement of Cash Flows and the related impact of the restatement adjustments discussed above for the nine months ended October 28, 2005:

	Nine Months Ended
	October 28, 2005
	As	As
	Reported	Restated
	(in millions)

Net cash provided by (used in):
Net income	$2,560	$2,525
Non-cash adjustments	567	527
Changes in working capital	(200)	(138)
Changes in noncurrent assets and liabilities	330	327

Operating activities	3,257	3,241
Investing activities	3,424	3,684
Financing activities	(4,477)	(4,497)
Effect of exchange rate changes on cash and cash equivalents(a)	(110)	(62)

Net increase in cash and cash equivalents	2,094	2,366
Cash and cash equivalents at beginning of period	4,747	4,479

Cash and cash equivalents at end of period	$6,841	$6,845

(a)	The cash flows have been revised to reflect a closer approximation of the weighted-average exchange rates during the reporting periods. For most periods, this revision reduced the previously reported effect of exchange rate changes on cash and cash equivalents and with an offsetting change in effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies and changes in operating working capital included in cash flows from operating activities.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 3 —	Inventories

	November 3,	February 3,
	2006	2006
		As
		Restated
	(in millions)

Inventories:
Production materials	$396	$325
Work-in-process	54	43
Finished goods	230	220

Inventories	$680	$588

NOTE 4 —	Earnings Per Common Share

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive. Accordingly, certain employee stock options have been excluded from the calculation of diluted earnings per share totaling 314 million and 162 million shares during the third quarter of Fiscal 2007 and Fiscal 2006, respectively, and 276 million and 103 million shares during the nine-month periods ended November 3, 2006 and October 28, 2005, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended November 3, 2006 and October 28, 2005:

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2006	2005	2006	2005
		As		As
		Restated		Restated
	(in millions, except per share amounts)

Numerator:
Net income	$601	$635	$1,857	$2,525
Denominator:
Weighted-average shares outstanding:
Basic	2,229	2,395	2,263	2,423
Effect of dilutive options, restricted stock units, restricted stock, and other	9	40	15	53

Diluted	2,238	2,435	2,278	2,476

Earnings per common share:
Basic	$0.27	$0.27	$0.82	$1.04

Diluted	$0.27	$0.26	$0.82	$1.02

NOTE 5 —	Comprehensive Income

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

The following table summarizes comprehensive income for the three- and nine-month periods ended November 3, 2006 and October 28, 2005:

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2006	2005	2006	2005
		As		As
		Restated		Restated
	(in millions)

Comprehensive income:
Net income	$601	$635	$1,857	$2,525
Unrealized gains (losses) on foreign currency hedging instruments, net	19	(23)	(25)	76
Unrealized gains (losses) on marketable securities, net	26	(10)	27	(30)
Valuation of retained interests in securitized assets	4	—	10	—
Foreign currency translation adjustments	(1)	—	(7)	(2)

Comprehensive income	$649	$602	$1,862	$2,569

NOTE 6 —	Benefit Plans

Description of the Plans

Employee Stock Purchase Plan — Dell has a shareholder approved employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of Dell’s common stock. Effective July 1, 2005, participating employees were permitted to purchase common stock through payroll deductions at the end of each three-month participation period at a purchase price equal to 85% of the fair market value of the common stock at the end of the participation period. Upon adoption of SFAS 123(R) in Fiscal 2007, Dell began recognizing compensation expense for the 15% discount received by the participating employees. Common stock reserved for future employee purchases under the plan aggregated 11 million shares at November 3, 2006 and 16 million shares at February 3, 2006. The weighted-average fair value of the purchase rights under the ESPP during the three and nine month periods ended November 3, 2006 was $3.43 and $3.92, respectively.

Employee Stock Plans — Dell has the following four employee stock plans (collectively referred to as the “Stock Plans”) under which options, restricted stock, and restricted stock units were outstanding at November 3, 2006:

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The 2002 Incentive Plan provides for the granting of stock-based incentive awards to Dell’s employees, non-employee directors, and certain consultants and advisors to Dell. Awards may be incentive stock options within the meaning of Section 422 of the Internal Revenue Code, nonqualified stock options, restricted stock, or restricted stock units. There were approximately 268 million and 272 million shares of Dell’s common stock available for future grants under the Stock Plans at November 3, 2006 and February 3, 2006, respectively. To satisfy stock option exercises, Dell has a policy of issuing new shares, as opposed to repurchasing shares on the open market.

Stock Option Agreements — The right to purchase shares pursuant to existing stock option agreements typically vests pro-rata at each option anniversary date over a five-year period. The options, which are granted with option exercise prices equal to the fair market value of Dell’s common stock on the date of grant, generally expire within ten to twelve years from the date of grant. Dell has not issued any options to consultants or advisors to Dell since Fiscal 1999. In conjunction with the adoption of SFAS 123(R) in the first quarter of Fiscal 2007, Dell changed its method of attributing the value of stock-based compensation expense from an accelerated approach a straight-line method. Compensation expense for all stock option awards granted on or prior to February 3, 2006 is recognized using an accelerated multiple-option approach with the exception of stock options granted in Fiscal 2002 and Fiscal 2003, for which compensation expense is recognized using a straight-line method.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Fiscal 2008, which are expected to total approximately $113 million. Dell will not continue to pay cash for expired in-the-money stock options once the options again become exercisable.

General Information

Stock Option Activity — The following table summarizes stock option activity for the Stock Plans during the nine-month period ended November 3, 2006:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in millions)	(per share)	(in years)	(in millions)

Options outstanding — February 3, 2006	343	$31.86
Granted	7	26.62
Exercised	(10)	12.68
Forfeited	(3)	25.93
Cancelled/expired	(17)	36.62

Options outstanding — November 3, 2006	320	$32.18

Vested and expected to vest (net of estimated forfeitures) — November 3, 2006(a)	315	$32.26	5.4	$209
Exercisable — November 3, 2006(a)	292	$32.66	5.3	$207

(a)	For options vested and expected to vest and options exercisable, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Dell’s closing stock price on November 3, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on November 3, 2006. The intrinsic value changes based on changes in the fair market value of Dell’s common stock.

Other information pertaining to stock options for the three and nine month periods ended November 3, 2006 is as follows:

	Three Months Ended	Nine Months Ended
	November 3, 2006	November 3, 2006
	(in millions, except per option data)

Weighted-average grant date fair value of stock options granted per option	$6.54	$6.72
Total intrinsic value of options exercised(a)	$15	$149

(a)	The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price, multiplied by the number of options exercised) that was received by the option holders who exercised their options during the three and nine month periods ended November 3, 2006.

At November 3, 2006, $173 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options is expected to be recognized over a weighted-average period of approximately 1.4 years.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Non-vested Restricted Stock Activity — Non-vested restricted stock awards at November 3, 2006 and activities during the nine-month period ended November 3, 2006 were as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
	(in millions)	(per share)

Non-vested restricted stock — February 3, 2006	2	$34.66
Granted	20	28.55
Vested	(1)	28.72
Forfeited	(2)	30.43

Non-vested restricted stock — November 3, 2006	19	$28.98

For the three and nine month periods ended November 3, 2006, the weighted-average grant date fair value of restricted stock awards granted during the period was $28.33 and $28.55 per share, respectively. At November 3, 2006, $351 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

Expense Information under SFAS 123(R)

For the three and nine month periods ended November 3, 2006, stock-based compensation expense, net of income taxes, was allocated as follows:

	Three Months Ended	Nine Months Ended
	November 3,	November 3,
	2006	2006
	(in millions)

Stock-based compensation expense:
Cost of net revenue	$11	$47
Operating expenses	65	246

Stock-based compensation expense before taxes	76	293
Income tax benefit	(23)	(88)

Stock-based compensation expense	$53	$205

Prior to the adoption of SFAS 123(R), net income included compensation expense related to restricted stock awards but did not include stock-based compensation expense for employee stock options or the purchase discount under Dell’s ESPP. Total stock-based compensation expense was $76 million and $293 million for the three and nine month periods ended November 3, 2006, respectively. As a result of adopting SFAS 123(R), income before income taxes and net income were lower by $57 million and $40 million, respectively, for the three-month period ended November 3, 2006, and $222 million and $156 million, respectively, for the nine-month period ended November 3, 2006, than if Dell had not adopted SFAS 123(R). The impact on both basic and diluted earnings per share for the three and nine month periods ended November 3, 2006 was $0.02 and $0.07 per share, respectively. The remaining $19 million and $71 million of pre-tax stock compensation expense for the three and nine month periods ended November 3, 2006, respectively, is associated with restricted stock awards that, consistent with APB 25, are expensed over the associated vesting period.

Stock-based compensation expense recognized for the three and nine month periods ended November 3, 2006 is based on awards expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

forfeitures differ from those estimates. In the pro forma information required under SFAS 123, forfeitures were accounted for as they occurred. Prior to the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized for those options were classified as operating cash flows. These excess tax benefits are now classified as financing cash flows with an offsetting amount classified as a use of operating cash flows. This amount was $62 million for the nine-month period ended November 3, 2006. In addition, there was no material stock-based compensation expense capitalized as part of the cost of an asset.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2007

Prior to the adoption of SFAS 123(R), Dell measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB 25. Under APB 25, when the exercise price of Dell’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant, no compensation expense was recognized. Dell applied the disclosure provisions of SFAS 123 as amended by SFAS 148 as if the fair-value-based method had been applied in measuring compensation expense.

The following table illustrates the effect on net income and earnings per share for the three and nine month periods ended October 28, 2005 as if Dell had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	October 28, 2005
	Three Months	Nine Months
	Ended	Ended
	As	As
	Restated	Restated
	(in millions,
	except per share data)

Net income	$635	$2,525
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(153)	(567)

Net income — pro forma	$482	$1,958

Earnings per common share:
Basic — as restated	$0.27	$1.04

Basic — pro forma	$0.20	$0.81

Diluted — as restated	$0.26	$1.02

Diluted — pro forma	$0.20	$0.79

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

The weighted-average fair value of stock options and purchase rights under the employee stock purchase plan was determined based on the Black-Scholes option pricing model weighted for all grants during the period, utilizing the assumptions in the following table:

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2006	2005	2006	2005

Expected term:
Stock options	3.8 years	3.8 years	3.4 years	3.8 years
Employee stock purchase plan	3 months	3 months	3 months	3 months
Risk-free interest rate (U.S. Government Treasury Note)	4.7%	4.1%	4.8%	3.9%
Volatility	28%	26%	28%	24%
Dividends	0%	0%	0%	0%

NOTE 7 —	Financial Services

Joint Venture Agreement

Dell offers various customer financial services for its business and consumer customers in the U.S. through DFS, a joint venture with CIT. Loan and lease financing through DFS is one of many sources of financing that Dell’s customers may select. Dell recognized revenue from the sale of products financed through DFS of $1.5 billion and $1.6 billion during the three month periods ended November 3, 2006 and October 28, 2005, respectively, and $4.5 billion and $4.6 billion during the nine month periods ended November 3, 2006 and October 28, 2005, respectively.

On September 8, 2004, Dell and CIT executed an agreement that extended the term of the joint venture to January 29, 2010 and modified certain terms of the relationship. In accordance with the extension agreement, net income and losses generated by DFS are currently allocated 70% to Dell and 30% to CIT. At November 3, 2006 and February 3, 2006, CIT’s equity ownership in the net assets of DFS was $25 million and $14 million, respectively, which is recorded as minority interest and included in other non-current liabilities.

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

Dell is dependent upon DFS to facilitate financing for a significant number of customers who elect to finance products sold by Dell. Dell also purchases loan and lease receivables facilitated by DFS on substantially the same terms and conditions as CIT. Dell’s purchase of these assets allows Dell to retain a greater portion of the assets’ future earnings. During the three and nine month periods ended November 3,

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2006, Dell funded approximately 35% of these financing transactions. The percentage of transactions that Dell will purchase under the extension agreement is expected to be approximately 50% in Fiscal 2008.

DFS is a full service financial services entity; key activities include the origination, collection, and servicing of financing receivables related to the purchase of Dell products. While DFS services CIT funded receivables, Dell’s obligation related to the performance of these receivables is limited to the cash funded reserves established at the time of funding.

Financing Receivables

The following table summarizes the components of Dell’s financing receivables, net of the allowance for estimated uncollectible amounts:

	November 3,	February 3,
	2006	2006
		As
		Restated
	(in millions)

Financing receivables, net:
Customer receivables:
Revolving loans, net	$821	$1,025
Leases and loans, net	611	302

Customer receivables, net	1,432	1,327
Residual interests	293	274
Retained interest	115	90

Financing receivables, net	$1,840	$1,691

Short-term	$1,529	$1,366
Long-term	311	325

Financing receivables, net	$1,840	$1,691

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

•	Customer receivables are presented net of an allowance for uncollectible accounts. The allowance is based on factors including historical trends and the composition and credit quality of the customer receivables. The composition and credit quality varies from investment grade commercial customers to subprime consumers. Customer receivables are charged to the allowance at the earlier of when an account is deemed to be uncollectible or when the account is 180 days delinquent. Recoveries on customer receivables previously charged off as uncollectible are adjusted to the allowance for uncollectible accounts. The following is a description of the components of financing receivables:

-	Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full, no interest is charged. These special programs generally range from 3 to 18 months and have an average original term of approximately 13 months. Revolving loans bear interest at a variable annual percentage rate that is tied to the prime rate.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

-	Leases with business customers generally have fixed-terms of two to three years. Future maturities of minimum lease payments at November 3, 2006 are as follows: 2007: $38 million; 2008: $50 million; 2009: $29 million; and 2010: $8 million. Fixed-term loans are also offered to qualified small businesses for the purchase of products sold by Dell.

•	Dell retains a residual interest in the leased equipment. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a periodic basis, Dell assesses the carrying amount of its recorded residual values for impairment. Anticipated declines in specific future residual values that are considered to be other-than-temporary are recorded in current earnings.

•	Retained interests represent the residual beneficial interest Dell retains in certain pools of securitized finance receivables. Retained interests are stated at the present value of the estimated net beneficial cash flows after payment of all senior interests. In estimating the value of retained interests, Dell makes a variety of financial assumptions, including pool credit losses, payment rates, and discount rates. These assumptions are supported by both Dell’s historical experience and anticipated trends relative to the particular receivable pool. Dell reviews its investments in retained interests periodically for impairment, based on estimated fair value. Any resulting losses representing the excess of carrying value over estimated fair value that are other-than-temporary are recorded in earnings. However, unrealized gains are reflected in stockholders’ equity as part of accumulated other comprehensive income. In the first quarter of Fiscal 2008, Dell adopted SFAS 155, and as a result, all gains and losses are recognized in income immediately and are no longer included in accumulated other comprehensive income.

Asset Securitization

During the first nine months of Fiscal 2007 and Fiscal 2006, Dell sold $747 million and $253 million, respectively, of fixed-term leases and loans and revolving loans to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from those of Dell. The sole purpose of the qualifying special purpose entities is to facilitate the funding of finance receivables in the capital markets. Dell determines the amount of receivables to securitize based on its funding requirements in conjunction with specific selection criteria designed for the transaction. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of SFAS 140.

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

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2006	2005(b)	2006	2005(b)
		As		As
		Restated		Restated
	(in millions)

Deferred revenue:
Deferred revenue at beginning of period	$4,024	$3,284	$3,707	$2,904
Revenue deferred for new extended warranty and service contracts sold(a)	810	719	2,383	2,048
Revenue recognized(a)	(684)	(524)	(1,940)	(1,473)

Deferred revenue at end of period	$4,150	$3,479	$4,150	$3,479

Current portion	$2,033	$1,786	$2,033	$1,786
Non-current portion	2,117	1,693	2,117	1,693

Deferred revenue at end of period	$4,150	$3,479	$4,150	$3,479

(a)	Prior period amounts have been changed to reflect the current year presentation of service obligations honored. There is no impact to the Condensed Consolidated Statements of Financial Position or Condensed Consolidated Statements of Income as a result of this change.

(b)	During the third quarter of Fiscal 2006, Dell recognized a product charge of $307 million for estimated warranty costs of servicing or replacing certain OptiPlextm systems that include a vendor part that failed to perform to Dell’s specifications. At November 3, 2006 and October 28, 2005, $114 million and $274 million, respectively, of the accrued warranty obligation remain for servicing or replacing additional OptiPlextm systems.

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2006	2005(b)	2006	2005(b)
		As		As
		Restated		Restated
	(in millions)

Warranty liability:
Warranty liability at beginning of period	$929	$712	$951	$722
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(c)	343	574	918	1,085
Service obligations honored(a)	(315)	(336)	(912)	(857)

Warranty liability at end of period	$957	$950	$957	$950

Current portion	$706	$751	$706	$751
Non-current portion	251	199	251	199

Warranty liability at end of period	$957	$950	$957	$950

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(a)	Prior period amounts have been changed to reflect the current year presentation of service obligations honored. There is no impact to the Condensed Consolidated Statements of Financial Position or Condensed Consolidated Statements of Income as a result of this change.

(b)	During the third quarter of Fiscal 2006, Dell recognized a product charge of $307 million for estimated warranty costs of servicing or replacing certain OptiPlextm systems that include a vendor part that failed to perform to Dell’s specifications. At November 3, 2006 and October 28, 2005, $114 million and $274 million, respectively, of the accrued warranty obligation remain for servicing or replacing additional OptiPlextm systems.

(c)	Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new warranty contracts. Dell’s warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

On August 14, 2006, Dell announced a voluntary recall of approximately 4.2 million Dell-branded lithium-ion batteries with cells manufactured by a supplier. From April 1, 2004 through July 18, 2006, Dell sold or provided these batteries individually or as part of a service replacement with notebook computers. This recall has not had a material impact on Dell’s results of operations, financial position, or cash flows, as Dell was indemnified by the manufacturer of these batteries.

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

Restricted Cash — Pursuant to an agreement between DFS and CIT, Dell is required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to Dell’s private label credit card, and deferred servicing revenue. Restricted cash specific to the consolidation of DFS in the amount of $407 million and $453 million is included in other current assets on Dell’s Consolidated Statements of Financial Position at November 3, 2006 and February 3, 2006, respectively.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

•	Lucent v. Dell — In February 2003, Lucent Technologies, Inc. filed a lawsuit against Dell in the United States District Court for Delaware, and the lawsuit was subsequently transferred to the United States District Court for the Southern District of California. The lawsuit alleges that Dell infringed 12 patents owned by Lucent and seeks monetary damages and injunctive relief. In April 2003, Microsoft Corporation filed a declaratory judgment action against Lucent in the United States District Court for the Southern District of California, asserting that Microsoft products do not infringe patents held by Lucent, including 10 of the 12 patents at issue in the lawsuit involving Dell and Microsoft. These actions were consolidated for discovery purposes with a previous suit that Lucent filed against Gateway, Inc. In September 2005, the court granted a summary judgment of invalidity with respect to one of the Lucent patents asserted against Dell. In addition, in decisions made through May 2007, the court granted summary judgment of non-infringement with respect to five more of the Lucent patents asserted against Dell. The court has ordered invalidity briefing with regard to other patents at issue in view of the April 30, 2007, U.S. Supreme Court decision in KSR v. Teleflex. Fact and expert discovery has closed, and the three actions have been consolidated. Trial is scheduled to begin in February 2008. Dell is defending these claims vigorously. Separately, Dell has filed a lawsuit against Lucent in the United States District Court for the Eastern District of Texas, alleging that Lucent infringes two patents owned by Dell and seeking monetary damages and injunctive relief. That litigation is pending and discovery is proceeding.

•	Sales Tax Claims — Several state and local taxing jurisdictions have asserted claims against Dell Catalog Sales L.P. (“DCSLP”), an indirect wholly-owned subsidiary of Dell, alleging that DCSLP had an obligation to collect tax on sales made into those jurisdictions because of its alleged nexus, or physical presence, in those jurisdictions. During the first and second quarter of Fiscal 2008, Dell settled suits filed by the State of Louisiana and the Secretary of the Louisiana Department of Revenue and Taxation in the 19th Judicial District Court of the State of Louisiana, and by two Louisiana parishes, Orleans Parish and Jefferson Parish, in the State of Louisiana 24th Judicial District Court. Dell also settled similar claims made by a number of other Louisiana parishes and by the State of Massachusetts. These settlement amounts did not have a material adverse effect on Dell’s financial condition, results of operations, or cash flows. While there are ongoing claims by certain other state and local taxing authorities, DCSLP disputes the allegation that it had nexus in any of these other jurisdictions during the periods in issue, and is defending the claims vigorously. Dell does not expect that the outcome of these other claims, individually or collectively, will have a material adverse effect on its financial condition, results of operations, or cash flows.

•	Income Tax — Dell is currently under audit in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which Dell is subject include Fiscal 1999 through Fiscal 2007. Dell does not anticipate a significant change to the total amount of unrecognized benefits within the next 12 months.

Dell is involved in various other claims, suits, investigations and legal proceedings that arise from time to time in the ordinary course of its business. Although Dell does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, Dell could incur judgments or enter into settlements of claims that could adversely affect its operating results or cash flows in a particular period.

NOTE 10 —	Segment Information

Dell conducts operations worldwide and is managed in three geographic regions: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific-Japan (“APJ”). The Americas region, which is based in Round Rock, Texas, covers the U.S., Canada, and Latin America. Within the Americas, Dell is further

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Corporate expenses are included in Dell’s measure of segment operating income for management reporting purposes; however, with the adoption of SFAS 123(R), beginning in Fiscal 2007 stock-based compensation expense is not allocated to Dell’s reportable segments. The following table presents net revenue by Dell’s reportable segments as well as a reconciliation of consolidated segment operating income to Dell’s consolidated operating income for the three and nine month periods ended November 3, 2006 and October 28, 2005:

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2006	2005	2006	2005
		As		As
		Restated		Restated
		(in millions)

Net revenue:
Americas:
Business	$7,620	$7,292	$22,232	$21,018
U.S. Consumer	1,624	1,913	5,322	5,534

Americas	9,244	9,205	27,554	26,552
EMEA	3,378	3,107	9,829	9,181
APJ	1,797	1,568	5,567	4,829

Net revenue	$14,419	$13,880	$42,950	$40,562

Consolidated operating income:
Americas:
Business	$624	$816	$1,843	$2,171
U.S. Consumer	26	91	94	327

Americas	650	907	1,937	2,498
EMEA	154	186	356	589
APJ	6	120	243	376

Consolidated segment operating income	810	1,213	2,536	3,463
Other product charges(a)	—	(338)	—	(338)
Selling, general, and administrative charges(b)	—	(83)	—	(83)
Stock-based compensation expense(c)	(76)	—	(293)	—

Consolidated operating income	$734	$792	$2,243	$3,042

(a)	Other product charges include $307 million for estimated warranty costs of servicing or replacing certain OptiPlextm systems that include a vendor part that failed to perform to Dell’s specifications, as well as additional charges for product rationalizations and workforce realignment.

(b)	Charges relate to workforce realignment expenses, primarily for severance and related costs of $50 million, cost of operating leases on office space no longer utilized of $4 million, and a write-off of goodwill of $29 million.

(c)	Stock compensation expense of $4 million and $13 million for three- and nine-month periods ended October 28, 2005, respectively, is included in the total consolidated segment operating income.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 11 —	Debt

Commercial Paper

On June 1, 2006 Dell implemented a $1.0 billion commercial paper program with a supporting $1.0 billion senior unsecured revolving credit facility. This program allows Dell to obtain favorable short-term borrowing rates. Dell pays facility commitment and letter of credit participation fees at rates based upon Dell’s credit rating. Unless extended, this facility expires on June 1, 2011, at which time any outstanding amounts under the facility will be due and payable. The facility requires compliance with conditions that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio. Amounts outstanding under the facility may be accelerated for typical defaults, including failure to pay principal or interest, breaches of covenants, non-payment of judgments or debt obligations in excess of $200 million, occurrence of a change of control, and certain bankruptcy events.

At November 3, 2006, $236 million was outstanding under the commercial paper program and due within 90 days. The weighted-average interest rate on these outstanding short-term borrowings was 5.3% at November 3, 2006. There were no outstanding advances under the commercial paper program as of October 26, 2007. Dell intends to use the proceeds of the program and facility for general corporate purposes, including funding DFS growth.

DFS Credit Facilities

DFS maintains credit facilities with CIT that provide a maximum capacity of $750 million to fund leased equipment. These borrowings are secured by DFS’ assets and contain certain customary restrictive covenants. Interest on the outstanding loans is paid quarterly and calculated based on an average of the two- and three-year U.S. Treasury Notes plus 4.45%. DFS is required to make quarterly payments if the value of the leased equipment securing the loans is less than the outstanding principal balance. At November 3, 2006 and February 3, 2006, outstanding advances from CIT totaled $124 million and $133 million, respectively, of which $84 million and $63 million, respectively, is included in short-term borrowings and $41 million and $70 million, respectively, is included in long-term debt on Dell’s Condensed Consolidated Statements of Financial Position. The credit facilities expire on the earlier of (i) the dissolution of DFS; (ii) the purchase of CIT’s ownership interest in DFS; or (iii) the acceleration of the maturity of the debt by CIT arising from a default.

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

Dell’s inability to timely file its periodic reports with the SEC constituted a technical breach of the covenants to which the Senior Notes and the Senior Debentures are subject. Those covenants specify that a “Notice of Default” must be issued, and Dell must have failed to cure the deficiency within 90 days of the notice, before the debt is callable by the holders. Because Dell has not received a “Notice of Default,” Dell is not in default of these debt covenants; therefore, the Senior Notes and the Senior Debentures are classified as

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

long-term liabilities at November 3, 2006. With the filing of its past due periodic reports with the SEC, Dell is no longer in breach of the covenants.

Concurrent with the issuance of the Senior Notes and Senior Debentures, Dell entered into interest rate swap agreements converting Dell’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London Interbank Offered Rates plus 0.4% and 0.8% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, Dell’s effective interest rates for the Senior Notes and Senior Debentures were 6.1% and 6.4%, respectively, for the third quarter of Fiscal 2007.

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

Dell inadvertently failed to register with the SEC the sale of some shares under certain employee benefit plans. As a result, certain purchasers of common stock pursuant to those plans may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. At November 3, 2006, Dell has classified 4 million shares ($88 million) that may be subject to the rescissionary rights outside stockholders’ equity, because the redemption features are not within the control of Dell. These shares have always been treated as outstanding for financial reporting purposes.

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

The investigation identified evidence that accounting adjustments were viewed at times as an acceptable device to compensate for earnings shortfalls that could not be closed through operational means. Often, these adjustments were several hundred thousand or several million dollars in the context of a company with annual revenues ranging from $35.3 billion to $55.8 billion and annual net income ranging from $2.0 billion to $3.6 billion for the periods in question. The errors and irregularities identified in the course of the investigation revealed deficiencies in our accounting and financial control environment, some of which were determined to be material weaknesses that require corrective and remedial actions. For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews described below, as well as management’s plan to remediate those deficiencies, see “Part I — Item 4 — Controls and Procedures.”

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

Third Quarter Performance

Share position	•	We shipped more than 9 million units, resulting in a worldwide PC share position of 16.9%.
Net revenue	•	Revenue increased 4% year-over-year to $14.4 billion, with unit shipments up 3% year-over-year.
Operating income	•	Operating income was $734(a) million for the quarter, or 5.1% of revenue, as compared to $792(b) million or 5.7% of revenue for third quarter of Fiscal 2006.
Earnings per share	•	Earnings per share increased 3% to $0.27(a) for the quarter compared to $0.26(b) for the third quarter of Fiscal 2006.

(a)	Operating income and earnings per share for the three-month period ended November 3, 2006 include stock-based compensation expense pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. See Note 6 to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information.

(b)	Results for the three-month period ended October 28, 2005 include charges aggregating $421 million ($338 million of other product charges and $83 million in selling, general, and administrative expenses) related to the cost of servicing or replacing certain OptiPlextm systems that include a vendor part that failed to perform to our specification, workforce realignment, product rationalizations, excess facilities, and a write-off of goodwill. The related tax effects of these items totaled $96 million.

Results of Operations

The following table summarizes the results of our operations for the three and nine month periods ended November 3, 2006 and October 28, 2005:

	Three Months Ended				Nine Months Ended
	November 3, 2006		October 28, 2005		November 3, 2006		October 28, 2005
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
			As	As			As	As
			Restated	Restated			Restated	Restated
	(in millions, except per share amounts and percentages)

Net revenue	$14,419	100.0%	$13,880	100.0%	$42,950	100.0%	$40,562	100.0%
Gross margin	$2,391	16.6%	$2,265	16.3%	$7,037	16.4%	$7,148	17.6%
Operating expenses	$1,657	11.5%	$1,473	10.6%	$4,794	11.2%	$4,106	10.1%
Operating income	$734	5.1%	$792	5.7%	$2,243	5.2%	$3,042	7.5%
Net income	$601	4.2%	$635	4.6%	$1,857	4.3%	$2,525	6.2%
Earnings per share diluted	$0.27	N/A	$0.26	N/A	$0.82	N/A	$1.02	N/A

Consolidated Revenue

In both the third quarter and first nine months of Fiscal 2007, consolidated revenue grew year-over-year across all product categories, with the exception of desktop PCs. Desktop PCs declined year-over-year 9% for the third quarter and 4% for first nine months of Fiscal 2007, continuing the trend of the past few quarters. This decline in revenue reflects an industry-wide shift to mobility products and strong competitive pricing pressures. This pricing pressure resulted in a 4% drop in average selling price for the third quarter and 5% for the nine months ending November 3, 2006. Revenue outside the U.S. for the third quarter and first nine months of Fiscal 2007 comprised 43% of consolidated revenue, compared to 40% for the same periods in the prior year.

During the first nine months of Fiscal 2007, we saw intensive competitive pressure, particularly for lower priced desktops and notebooks, as competitors had competitively priced products with better product ID and more relevant feature sets. As a result, particularly in the United States, we lost share in the consumer segment in notebooks and desktops, which slowed our overall growth in unit shipments, revenue, and profitability.

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

The following table summarizes our revenue by reportable segment:

	Three Months Ended				Nine Months Ended
	November 3, 2006		October 28, 2005		November 3, 2006		October 28, 2005
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
			As	As			As	As
			Restated	Restated			Restated	Restated
	(in millions, except percentages)

Net revenue
Americas:
Business	$7,620	52.8%	$7,292	52.5%	$22,232	51.8%	$21,018	51.8%
U.S. Consumer	1,624	11.3%	1,913	13.8%	5,322	12.4%	5,534	13.7%

Americas	9,244	64.1%	9,205	66.3%	27,554	64.2%	26,552	65.5%
EMEA	3,378	23.4%	3,107	22.4%	9,829	22.9%	9,181	22.6%
APJ	1,797	12.5%	1,568	11.3%	5,567	12.9%	4,829	11.9%

Net revenue	$14,419	100.0%	$13,880	100.0%	$42,950	100.0%	$40,562	100.0%

•	Americas — Americas revenues increased slightly for the third quarter and the nine-month period ended November 3, 2006, as compared to prior periods. Growth of 5% in our Americas Business segment for the third quarter and 6% for the first nine months of Fiscal 2007 was offset by a decline of 15% for the third quarter and 4% for the first nine months in our U.S. Consumer segment compared to the same periods of the prior year. Americas International produced strong revenue growth of 26% and 27% year-over-year for the third quarter and first nine months of Fiscal 2007, respectively.

-	Business — For the three- and nine-month periods ended November 3, 2006, we experienced strong performance in corporate accounts, particularly medium-sized commercial customers. The slow down of growth was due to weak performance in desktop revenue and mobility growth at less than overall U.S. sales growth. Desktop PCs revenues declined 6% for the third quarter of Fiscal 2007 and 4% for the nine months ending November 3, 2007, due to shifts to mobility and competitive pricing pressures.

-	U.S. Consumer — U.S. Consumer revenue declined 15% for the third quarter of Fiscal 2007 and 4% for the nine months ended November 3, 2006. This decline was driven by lower desktop PC demand with units down 34% for the third quarter of Fiscal 2007 and 15% for the nine months ended November 3, 2006. As competitive price pressures continue and as notebooks became more affordable, we continue to see a shift to mobility products in U.S. Consumer; however, we failed to capitalize on this shift, with mobility units down 6% and revenue down 3% for the third quarter of Fiscal 2007.

•	EMEA — EMEA revenue grew 9% for the third quarter and 7% for the first nine months of Fiscal 2007. Revenue growth was driven primarily by increases in mobility products, storage, and enhanced services sales. Unit growth was 9% for the third quarter and 11% for the nine months ended November 3, 2006. France and Germany drove the year-over-year revenue growth while the United Kingdom declined slightly.

•	APJ — APJ revenue grew 15% on unit growth of 23% for the three-month period ended November 3, 2006 and 15% on unit growth of 27% for the nine-month period ended November 3, 2006. China reported revenue growth of 25% and 29% year-over-year for the third quarter and first nine months of Fiscal 2007, respectively; and South Korea, India, Singapore, and Malaysia produced significant year-over-year growth at rates well above the overall region. Mobility products, storage, enhanced services, and software and peripherals revenues posted strong gains during the third quarter and first nine months of Fiscal 2007. While unit growth was strong, competitive pricing pressured average selling prices to decline 7% compared to the same period in the prior year.

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

In Fiscal 2007, we performed an analysis of our enhanced services revenue and determined that certain items previously classified as enhanced services revenue were more appropriately categorized within product revenue. Fiscal 2007 balances reflect the revised revenue classifications, and prior periods have been revised to conform to the current period classification. The change in classification of prior period amounts resulted in an increase of $295 million to desktop PCs, $165 million to mobility, $8 million to software and peripherals, $12 million to servers and networking, and $4 million to storage for the nine-month period ended October 28, 2005. This change in classification was completely offset by a decrease in enhanced services of $484 million for the nine-month period ended October 28, 2005.

The following table summarizes our net revenue by product and services categories:

	Three Months Ended				Nine Months Ended
	November 3, 2006		October 28, 2005		November 3, 2006		October 28, 2005
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
			As	As			As	As
			Restated	Restated			Restated	Restated
	(in millions, except percentages)

Net revenue:
Desktop PCs	$4,783	33%	$5,229	38%	$15,066	35%	$15,774	39%
Mobility	3,968	27%	3,649	26%	11,595	27%	10,466	26%
Software & peripherals	2,287	16%	2,082	15%	6,688	15%	6,025	15%
Servers & networking	1,529	11%	1,383	10%	4,228	10%	4,001	10%
Enhanced services	1,272	9%	1,090	8%	3,755	9%	3,015	7%
Storage	580	4%	447	3%	1,618	4%	1,281	3%

Net revenue	$14,419	100%	$13,880	100%	$42,950	100%	$40,562	100%

-	Desktop PCs — Revenue from sales of desktop PCs consists of Dell XPStm, Dell OptiPlextm, Dell Dimensiontm, Alienware Auroratm, Alienware Area-51®, and Alienware ALXtm desktop computer systems and Dell Precisiontm and Alienware MJ-12® desktop workstations. Desktop PCs revenue declined 9% on a unit decrease of 5% year-over-year for the third quarter of Fiscal 2007, and declined 4% on a unit decline of 1% for the first nine months of Fiscal 2007. Average selling prices declined 4% year-over-year for both the third quarter and nine months ended November 3, 2006. The overall decline in revenues was driven by a 12% revenue decline in the Americas for the third quarter and 7% decline for the first nine months of Fiscal 2007, primarily in the U.S. Consumer business. During the same time periods, APJ desktop PC revenues increased 3% and 7%, respectively. Business and consumer demand continues to shift toward mobility products as notebook computers become more affordable. During the third quarter of Fiscal 2007, we launched Quad-core processors on our XPS 710 Extreme desktop as well as on Dell Precisiontm workstations. In addition, we introduced our 64-bit dual core Dimensiontm and OptiPlextm systems featuring AMD processors.

-	Mobility — Revenue from mobility products consists of Dell XPStm, Dell Latitudetm, Dell Inspirontm and Alienware Auroratm, Alienware Area-51®, Alienware Sentiatm, Alienware ALXtm notebook computer systems, Dell Precisiontm and Alienware MJ-12® mobile workstations, Dell MP3 players, and Dell Aximtm handhelds. Mobility revenue grew 9% on unit growth of 17% year-over-year for the third quarter and 11% on unit growth of 24% year-over-year for the first nine months of Fiscal 2007. As notebooks become more affordable and wireless products become standardized, demand for our mobility products continues to grow rapidly. During the third quarter of Fiscal 2007, we introduced Dell LatitudeTM and Dell InspironTM notebooks featuring AMD processors.

-	Software and Peripherals — Revenue from sales of software and peripherals consists of Dell-branded printers, monitors (not sold with systems), plasma and LCD televisions, projectors, and a multitude of competitively priced third-party peripherals, software, and other products. Software and peripherals revenue increased 10% year-over-year in the third quarter and 11% during the first nine months of Fiscal 2007. This increase was driven primarily by revenue growth in APJ of 52% and 46% for the third quarter and first nine months of Fiscal 2007, respectively.

-	Enhanced Services — Enhanced services consists of a wide range of services including assessment, design and implementation, deployment, asset recovery and recycling, training, enterprise support, client support, and managed lifecycle. Enhanced services revenue increased 17% and 25% year-over-year for the three and nine month periods ended November 3, 2006, respectively. As a result of expanding our service offerings and capabilities globally, we increased our deferred revenue balance by $443 million to $4.2 billion in the third quarter of Fiscal 2007 as compared to Fiscal 2006. Our new Platinum Plus offering drove an increase in premium service contracts year-over-year, and we now have more than 300 Platinum Plus customers.

-	Servers and Networking — Revenue from sales of servers and networking products, consisting of our standards-based PowerEdgetm line of servers and PowerConnecttm networking products, grew 10% on unit growth of 12% year-over-year for the third quarter and 6% on unit growth of 8% year-over-year for the first nine months of Fiscal 2007. This revenue growth was driven by our Americas segment which grew 12% and 6% for the third quarter and first nine months of Fiscal 2007, respectively. Servers and networking remains a strategic focus area. We competitively price our server products to facilitate additional sales of storage products and higher margin enhanced services. In the third quarter of Fiscal 2007, we began shipping two new PowerEdgetm servers featuring AMD Opterontm processors, providing customers an additional choice for high-performance two-socket and four-socket systems. We also launched the industry’s first standards-based Quad-Core processors for two-socket blade, rack, and tower servers. Combined with the 9G servers launched last quarter with Intel Xeon 5100 series processors, we now provide the broadest selection of industry-standard servers in our history.

-	Storage — Revenue from sales of storage products, consisting of a comprehensive portfolio of storage solutions with services, including Dell | EMC and Dell PowerVaulttm storage devices, increased 30% and 26% for the third quarter and first nine months of Fiscal 2007, respectively. The growth was led by EMEA storage revenue increase of 42% for the third quarter of Fiscal 2007. We also grew storage revenue in the Americas by 27% for the both the third quarter and first nine months of Fiscal 2007. During the quarter, we announced a five-year extension to our partnership with EMC.

Gross Margin

The following table presents information regarding our gross margin for the three and nine month periods ended November 3, 2006 and October 28, 2005:

	Three Months Ended				Nine Months Ended
	November 3, 2006		October 28, 2005		November 3, 2006		October 28, 2005
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
			As	As			As	As
			Restated	Restated			Restated	Restated
(in millions, except percentages)

Net revenue	$14,419	100.0%	$13,880	100.0%	$42,950	100.0%	$40,562	100.0%
Gross margin	$2,391	16.6%	$2,265	16.3%	$7,037	16.4%	$7,148	17.6%

Our margins as a percentage of net revenue declined for the first nine months of Fiscal 2007 as compared to the same period in the prior year. For the third quarter, the increase in margin was primarily due to a favorable component cost environment. These favorable component costs for the third quarter were not enough to offset product price declines for the nine months ending November 3, 2006, which resulted in gross margin for the nine months ending November 3, 2006 being lower than the same period in the prior year. The product price declines were due to a highly competitive and aggressive environment. We continuously negotiate with our suppliers in a variety of areas including availability of supply, quality, and cost. These real-time, continuous supplier negotiations support our business model, which is able to respond quickly to changing market conditions due to our direct customer model and real-time manufacturing. Our component costs reflect both ongoing supplier discount arrangements as well as shorter-term incremental discounts and rebates, based on such factors as volume, product offerings and transitions, supply conditions, and joint activities. Because of the fluid nature of these ongoing negotiations, the timing and amount of supplier discounts and rebates vary from time to time.

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

On August 14, 2006, we announced a voluntary recall of approximately 4.2 million Dell-branded lithium-ion batteries with cells manufactured by a supplier From April 1, 2004 through July 18, 2006, we sold or provided these batteries individually or as part of a service replacement with notebook computers. This recall has not had a material impact on our results of operations, financial position, or cash flows, as we were indemnified by the manufacturer of these batteries.

Operating Expenses

The following table summarizes our operating expenses:

	Three Months Ended				Nine Months Ended
	November 3, 2006		October 28, 2005		November 3, 2006		October 28, 2005
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
			As	As			As	As
			Restated	Restated			Restated	Restated
	(in millions, except percentages)

Operating expenses:
Selling, general, and administrative	$1,531	10.6%	$1,369	9.8%	$4,414	10.3%	$3,771	9.3%
Research, development, and engineering	126	0.9%	104	0.8%	380	0.9%	335	0.8%

Operating expenses	$1,657	11.5%	$1,473	10.6%	$4,794	11.2%	$4,106	10.1%

•	Selling, general, and administrative — During the third quarter and first nine months of Fiscal 2007, selling, general, and administrative expenses increased 12% to $1.5 billion and 17% to $4.4 billion, respectively, compared to $1.4 billion and $3.8 billion in the same periods of Fiscal 2006. Stock-based compensation expense and costs related to headcount growth primarily drove the increase in selling, general, and administrative expenses in the third quarter and first nine months of Fiscal 2007 versus the comparable periods in the prior year. Stock-based compensation expense included in selling, general, and administrative was $57 million and $215 million for the third quarter and first nine months of Fiscal 2007, respectively. During the first nine months of Fiscal 2007, we made incremental customer experience investments to improve customer satisfaction, purchase and repurchase preferences, as well as, customer support. As a result, we have increased our headcount through direct hiring and replacing contract staff with our employees. We spent $47 million in the third quarter and $78 million for the first nine months of Fiscal 2007 for customer experience.

•	Research, development, and engineering — During the third quarter and first nine months of Fiscal 2007, research, development, and engineering expenses increased 20% to $126 million and 13% to

$380 million, respectively, compared to $104 million and $335 million in the same periods of Fiscal 2006. Stock-based compensation expense of $8 million and $31 million for the three- and nine-month periods ended November 3, 2006, contributed to the year-over-year increase. We manage research, development, and engineering spending by targeting those innovations and products most valuable to our customers, and by relying upon the capabilities of our strategic partners. We will continue to invest in research, development, and engineering activities to support our growth and to provide for new, competitive products. We have obtained 1,711 patents worldwide and have applied for 1,763 additional patents worldwide at November 3, 2006.

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

Stock-based compensation expense totaled $76 million and $293 million for the three and nine month periods ended November 3, 2006, respectively, compared to $5 million and $15 million for the three and nine month periods ended October 28, 2005, respectively. The increase is due to the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). We adopted SFAS 123(R) using the modified prospective transition method under SFAS 123(R) effective the first quarter of Fiscal 2007. Included in stock-based compensation for Fiscal 2007 is the fair value of stock-based awards earned during the period, including restricted stock grants, restricted stock awards, and stock options, as well as the discount associated with stock purchased under our employee stock purchase plan. Prior to adoption of SFAS 123(R), we accounted for our equity incentive plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and its related interpretations. Accordingly, stock-based compensation for the fair value of employee stock options with no intrinsic value at the grant date and the discount associated with stock purchased under our employee stock purchase plan was not recognized in net income prior to Fiscal 2007. For further discussion on stock-based compensation, see Note 6 of Notes to Condensed Consolidated Financial Statements in “Part I — Item 1 — Financial Statements.”

At November 3, 2006, there was $173 million and $351 million of total unrecognized stock-based compensation expense related to stock options and non-vested restricted stock, respectively, with the unrecognized stock-based compensation expense expected to be recognized over a weighted-average period of 1.4 years and 2.6 years, respectively.

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

Investment and Other Income, net

Net investment and other income primarily includes interest income and expense, gains and losses from the sale of investments, investment related fees, and foreign exchange transaction gains and losses. Net investment and other income increased to $66 million and decreased to $170 million for the third quarter and first nine-month period of Fiscal 2007, respectively, compared to $51 million and $176 million for the same periods in Fiscal 2006, respectively. This fluctuation is primarily due to higher interest rates, partially offset by a decrease in investment income earned on lower average balances of cash and investments. The decrease in net investment and other income for the first nine months of Fiscal 2007, compared to the same periods in Fiscal 2006, decreased due to foreign exchange fluctuations in the first and second quarter of Fiscal 2007.

Income Taxes

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. Among other items, the Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25% versus the U.S. federal statutory rate of 35%. In the fourth quarter of Fiscal 2005, we recorded an initial estimated income tax charge of $280 million based on the decision to repatriate $4.1 billion of foreign earnings. This tax charge included an amount relating to a drafting oversight that Congressional leaders expected to correct in calendar year 2005. On May 10, 2005, the Department of Treasury issued further guidance that addressed the drafting oversight. In the second quarter of Fiscal 2006, we reduced our original estimate of the tax charge by $85 million as a result of guidance issued by the Treasury Department. As of February 3, 2006, we completed the repatriation of the expected $4.1 billion in foreign earnings.

We reported an effective tax rate of approximately 24.9% for the third quarter of Fiscal 2007, as compared to 24.6% for the same quarter last year. For the nine-month periods ended November 3, 2006 and October 28, 2005, our effective rate was 23.0% and 21.5%, respectively. The increase in our effective tax rate is due to the $85 million adjustment in the second quarter of Fiscal 2006 offset by a higher proportion of our operating profits being generated in lower foreign tax jurisdictions during the third quarter of Fiscal 2007 as compared to a year ago. In addition during the second quarter of Fiscal 2007, there was a reserve release in the amount of $31 million related to a change in estimate of an income tax audit related item. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income and differences between the book and tax treatment of certain items.

Off-Balance Sheet Arrangements

Asset Securitization — During the third quarter of Fiscal 2007, we continued to sell customer financing receivables to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from ours. The sole purpose of the qualifying special purpose entities is to facilitate the funding of finance receivables in the capital markets. We determine the amount of receivables to securitize based on our funding requirements in conjunction with specific selection criteria designed for the transaction. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”). During the first nine months of Fiscal 2007 and Fiscal 2006, we sold $747 million and $253 million, respectively, of customer receivables to unconsolidated qualifying special purpose entities.

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

We ended the third quarter of Fiscal 2007 with $11.5 billion in cash, cash equivalents, and investments, compared to $12.2 billion at October 28, 2005. We invest a large portion of our available cash in highly liquid and highly rated government, agency, and corporate debt securities of varying maturities at the date of acquisition. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return through the full investment of available funds.

The following table summarizes the results of our Condensed Consolidated Statement of Cash Flows for the nine month periods ended November 3, 2006 and October 28, 2005:

	Nine Months Ended
	November 3,	October 28,
	2006	2005
		As
		Restated
	(in millions)

Net cash flow provided by (used in):
Operating activities	$2,748	$3,241
Investing activities	647	3,684
Financing activities	(2,512)	(4,497)
Effect of exchange rate changes on cash and cash equivalents	61	(62)

Net increase in cash and cash equivalents	$944	$2,366

Operating Activities — Cash provided by operating activities during the nine-month period ended November 3, 2006 was $2.7 billion, compared to $3.2 billion for the same period of Fiscal 2006. The decrease in operating cash flows was primarily led by a reduction in net income offset by changes in operating working capital. Cash flows from operating activities resulted primarily from net income during both periods, which represents our principal source of cash. Our direct model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

Prior to the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options were classified as operating cash flows. These excess tax benefits are now classified as a source of financing cash flows, with an offsetting amount classified as a use of operating cash flows. This amount was $62 million for the nine months ended November 3, 2006.

The following table presents the components of our cash conversion cycle at November 3, 2006 and February 3, 2006:

	November 3,	February 3,
	2006	2006
		As
		Restated

Days of sales outstanding(a)	33	29
Days of supply in inventory	5	5
Days in accounts payable	(78)	(77)

Cash conversion cycle	(40)	(43)

(a)	Days of sales outstanding (“DSO”) is based on the ending net trade receivables and most recent quarterly revenue for each period. DSO includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. At November 3, 2006 and February 3, 2006, DSO and days of customer shipments not yet recognized were 30 and 3 days and 26 and 3 days, respectively.

Our cash conversion cycle decreased three days at November 3, 2006 from February 3, 2006. This decline was driven by a four day increase in days of sales outstanding, largely attributed to a higher percentage of our revenue coming from our customers requiring payment terms, as well as longer terms and a higher percentage of our revenue coming from outside the U.S., where payment terms are customarily longer. This decline was offset by a one-day increase in days in accounts payable, largely attributed to an increase in the number of suppliers with extended payment terms as compared to Fiscal 2006.

We defer the cost of revenue associated with customer shipments not yet recognized as revenue until they are delivered. These deferred costs are included in our reported days of sales outstanding because we believe it presents a more accurate presentation of our days of sales outstanding and cash conversion cycle. These deferred costs are recorded in other current assets in our Condensed Consolidated Statements of Financial Position and totaled $425 million and $417 million at November 3, 2006 and February 3, 2006, respectively.

Investing Activities — Cash provided by investing activities for the nine-month period ended November 3, 2006 was $647 million, compared to $3.7 billion for the same period of the prior year. Cash provided by and used in investing activities principally consists of net maturities and sales or purchases of investments, net of capital expenditures for property, plant, and equipment. The decrease in the cash provided by investing activities during the nine-month period ended November 3, 2006, when compared to the same period in the prior year is primarily because during the nine-month period ended October 28, 2005, we re-invested a lower amount of proceeds from maturities and sales of investments to build liquidity for share repurchases and to prepare for the repatriation of $4.1 billion of foreign earnings, which was completed in Fiscal 2006. Also included in investing activities for the nine months ended November 3, 2006 is the acquisition of Alienware Corporation, which closed on May 8, 2006 and is included in our results for the third quarter of Fiscal 2007.

Financing Activities — Cash used in financing activities during the nine-month period ended November 3, 2006 was $2.5 billion, compared to $4.5 billion during the same period last year. Financing activities primarily consist of the repurchase of our common stock, partially offset by proceeds from the issuance of common stock under employee stock plans, issuance of commercial paper, and other items. The year-over-year decrease in cash used in financing activities is due primarily to the decrease in funds used to repurchase 118 million shares at an aggregate cost of $3.0 billion during the nine-month period ended November 3, 2006, compared to 138 million shares at an aggregate cost of $5.3 billion in the same period last year. In September 2006, we suspended our share repurchase program pending completion of the Audit Committee investigation. In addition, we realized a decrease in proceeds from the issuance of common stock under our employee stock plans, but received $236 million in issuance of commercial paper.

We believe our ability to generate cash flows from operations on an annual basis will continue to be strong, driven mainly by our profitability, efficient cash conversion cycle, and the growth in our deferred enhanced services offerings. In order to augment our liquidity and provide us with additional flexibility, we implemented a commercial paper program with a supporting credit facility on June 1, 2006. Under the commercial paper program, we issue, from time-to-time, short-term unsecured notes in an aggregate amount not to exceed $1.0 billion. We use the proceeds for general corporate purposes, including funding Dell Financial Services L.P. (“DFS”) growth. See Note 11 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for a further discussion of our commercial paper program. At November 3, 2006, $236 million was outstanding under the program. There were no outstanding advances under the commercial paper program as of October 26, 2007.

Capital Commitments

Redeemable Common Stock and Other Rescissionary Rights — We inadvertently failed to register with the SEC the sale of some shares under certain employee benefit plans. As a result, certain purchasers of common stock pursuant to those plans may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. At November 3, 2006, we have classified approximately 4 million shares ($88 million) that may be subject to the rescissionary rights outside stockholders’ equity, because the redemption features are not within our control. These shares have always been treated as outstanding for financial reporting purposes. Certain purchasers of common stock pursuant to these plans who sold their shares for less than the purchase price may have the right to rescind their purchases for an amount of cash equal to the purchase price plus interest minus the proceeds of the sale.

Share Repurchase Program — We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. The aggregate dollar amount authorized for repurchase is $30.0 billion. Approximately $1.4 billion of that authorized amount was available for repurchases at November 3, 2006. We temporarily suspended our share repurchase program in September 2006 pending completion of the Audit Committee investigation. We anticipate recommencing our share repurchase program in the fourth quarter of Fiscal 2008.

We typically repurchase shares of common stock through a systematic program of open market purchases. During the three-and nine-month periods ended November 3, 2006, we repurchased approximately 16 million and 118 million shares, respectively, at an aggregate cost of $335 million and $3.0 billion, respectively. The significant decrease in share repurchases during the third quarter of Fiscal 2007 was due to the temporary suspension of our share repurchase program in September 2006. We anticipate recommencing our share repurchase program in the fourth quarter of Fiscal 2008. For more information regarding share repurchases, see “Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.”

Capital Expenditures — During the nine-month period ended November 3, 2006 we spent approximately $566 million on property, plant, and equipment primarily on our global expansion efforts and infrastructure investments in order to support future growth. Product demand and mix, as well as ongoing efficiencies in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures, which totaled $896 million for Fiscal 2007. Capital expenditures for Fiscal 2008 (related to our continued expansion worldwide, the need to increase manufacturing capacity, and leasing arrangements to facilitate customer sales) are currently expected to reach approximately $900 million. These expenditures are expected to be funded from our cash flows from operating activities.

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

Restricted Cash — Pursuant to an agreement between DFS and CIT, we are required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to our private label credit card, and deferred servicing revenue. Restricted cash specific to the consolidation of DFS in the amount of $407 million and $453 million in restricted cash is included in other current assets at November 3, 2006 and February 3, 2006, respectively.

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

For a description of our market risks, see “Part I — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our Annual Report in Form 10-K for the fiscal year ended February 3, 2006. Our exposure to market risks has not changed materially from the description in the Annual Report in Form 10-K.

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

•	Period-end financial reporting process — We did not maintain effective controls over the period-end reporting process, including controls with respect to the review, supervision, and monitoring of accounting operations. Specifically:

-	Journal entries, both recurring and nonrecurring, were not always accompanied by sufficient supporting documentation and were not always adequately reviewed and approved for validity, completeness, and accuracy;

-	Account reconciliations over balance sheet accounts were not always properly and timely performed, and the reconciliations and their supporting documentation were not consistently reviewed for completeness, accuracy, and timely resolution of reconciling items; and

-	We did not design and maintain effective controls to ensure the completeness, accuracy and timeliness of the recording of accrued liabilities, reserves, and operating expenses, primarily related to our accrued warranty obligations, goods and services received but not invoiced, customer rebates, and nonproduction operating expenses.

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

In connection with the preparation of this Report, Dell’s management, under the supervision and with the participation of the current Chief Executive Officer and current Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the restatement of previously issued financial statements described above, and the identification of certain material weaknesses in internal control over financial reporting (described above), which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 3, 2006. Nevertheless, based on a number of factors, including the completion of the Audit Committee’s investigation, our internal review that identified certain prior period adjustments, efforts to remediate the material weaknesses in internal control over financial reporting described below, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

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

The following specific actions were taken in the third quarter of Fiscal 2007: Implemented more rigorous policies and processes regarding journal entry approval, supporting documentation, account reconciliations, and management representation letters; and extended the time between quarter-end and earnings release.

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

Investigations and Related Litigation — In August 2005, the U.S. Securities and Exchange Commission (“SEC”) initiated an inquiry into certain of our accounting and financial reporting matters and requested that we provide certain documents. The SEC expanded that inquiry in June 2006 and entered a formal order of investigation in October 2006. The SEC’s requests for information were joined by a similar request from the United States Attorney for the Southern District of New York

(“SDNY”), who subpoenaed documents related to our financial reporting from and after 2002. In August 2006, because of potential issues identified in the course of responding to the SEC’s requests for information, our Audit Committee, on the recommendation of management and in consultation with PricewaterhouseCoopers LLP, our independent registered public accounting firm, initiated an independent investigation, which was recently completed. For information regarding the Audit Committee’s investigation, the accounting errors and irregularities identified, and the restatement adjustments see “Part II — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Audit Committee Independent Investigation and Restatement” and Note 2 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item I — Financial Statements.” For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews and management’s plan to remediate those deficiencies, see “Part I — Item 4 — Controls and Procedures.” Although the Audit Committee investigation has been completed, the investigations being conducted by the SEC and the SDNY are ongoing. We continue to cooperate with the SEC and the SDNY.

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

Copyright Levies — Proceedings against the IT industry in Germany seek to impose levies on equipment, such as personal computers, multifunction devices, and printers that facilitate making private copies of copyrighted materials. The total levies due, if imposed, would be based on the number of products sold and the per-product amounts of the levies, which vary. We, along with other companies, and various industry associations are opposing these levies and instead are advocating compensation to rights holders through digital rights management systems.

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

•	Declining general economic, business, or industry conditions may cause reduced net revenue. We are a global company with customers in virtually every business and industry. If the economic climate in the U.S. or abroad deteriorates, customers or potential customers could reduce or delay their technology investments, which could decrease our net revenue and profitability.

•	Failure to maintain a cost advantage may result in reduced market share, revenue, and profitability. Our success has historically been based on our ability to profitably offer products at a lower price than our competitors. However, we compete with many companies globally in all aspects of our business. Our profitability is also affected by our ability to negotiate favorable pricing with our vendors, including vendor rebates, marketing funds, and other vendor funding. Because these supplier negotiations are continuous and reflect the ongoing competitive environment, the variability in timing and amount of incremental vendor discounts and rebates can affect our profitability. We cannot guarantee that we will be able to maintain our cost advantage if our competitors improve their cost structure or business model, if we are not able to negotiate favorable pricing or rebate arrangements with our vendors, or if our competitors take other actions that affect our current competitive advantage. An inability to maintain our cost advantage or determine alternative means to deliver value to our customers may adversely affect our market share, revenue, and profitability.

•	Our ability to generate substantial non-U.S. net revenue faces many additional risks and uncertainties. Sales outside the U.S. accounted for approximately 43% of our consolidated net revenue for the nine-month period ended November 3, 2006. Our future growth rates and success are dependent on continued growth in international markets. Our international operations face many risks and uncertainties, including varied local economic and labor conditions, political instability, and unexpected changes in the regulatory environment, trade protection measures, tax laws (including U.S. taxes on foreign operations), copyright levies, and foreign currency exchange rates. Any of these factors could adversely affect our operations and profitability.

•	Our profitability may be affected by our product, customer, and geographic sales mix and by seasonal sales trends. Our profit margins vary among products, customers, and geographies. In addition, our business is subject to certain seasonal sales trends. For example, sales to government customers (particularly the U.S. federal government) are typically stronger in our third fiscal quarter, sales in EMEA are often weaker in our third fiscal quarter, and consumer sales are typically strongest during our fourth fiscal quarter. As a result of these factors, our overall profitability for any particular period will be affected by the mix of products, customers, and geographies reflected in our sales for that period, as well as by seasonality trends.

•	Infrastructure failures could harm our business. We depend on our information technology and manufacturing infrastructure to achieve our business objectives. If a problem, such as a computer virus, intentional disruption by a third party, natural disaster, manufacturing failure, or telephone system failure impairs our infrastructure, we may be unable to book or process orders, manufacture, and ship in a timely manner or otherwise carry on our business. An infrastructure disruption could cause us to lose customers and revenue and could require us to incur significant expense to eliminate these problems and address related security concerns. The harm to our business could be even greater if it occurs during a period of disproportionately heavy demand.

•	Our failure to effectively manage a product transition could reduce the demand for our products and the profitability of our operations. Continuing improvements in technology mean frequent new product introductions, short product life cycles, and improvement in product performance characteristics. Product transitions present execution challenges and risks for any company. If we are unable to effectively manage a product transition, our business and results of operations could be unfavorably affected.

•	Disruptions in component availability could unfavorably affect our performance. Our direct business model, as well as our manufacturing and supply chain efficiencies, give us the ability to operate with reduced levels of component and finished goods inventories. Our financial success is partly due to our supply chain management practices, including our ability to achieve rapid inventory turns. Because we maintain minimal levels of component inventory, a disruption in component availability could harm our financial performance and our ability to satisfy customer needs.

•	Our reliance on suppliers creates risks and uncertainties. Our manufacturing process requires a high volume of quality components from third-party suppliers. Defective parts received from these suppliers could reduce product reliability and harm the reputation of our products. Reliance on suppliers subjects us to possible industry shortages of components and reduced control over delivery schedules (which can harm our manufacturing efficiencies), as well as increases in component costs (which can harm our profitability).

•	We could experience manufacturing interruptions, delays, or inefficiencies if we are unable to timely and reliably procure components from single-source or limited-source suppliers. We maintain several single-source or limited-source supplier relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. If the supply of a critical single- or limited-source material or component is delayed or curtailed, we may not be able to ship the related product in desired quantities and in a timely manner. Even where multiple sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could harm operating results.

•	Our business is increasingly dependent on our ability to access the capital markets. We will increasingly rely upon access to the capital markets to fund financing for our customers and to provide sources of liquidity in the U.S. for general corporate purposes, including funding DFS growth. If we are unable to access the capital markets, we may not be able to fully fund customer financing opportunities or planned share repurchases without repatriation of foreign cash balances. See “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Commitments — Liquidity.” Although we believe that we will be able to maintain sufficient access to the capital markets, adverse changes in the economy, deterioration in our business performance, or changes in our credit ratings could limit our access to these markets.

•	We face risks relating to our ineffective internal controls. As a result of our review of issues identified during the recently completed independent Audit Committee investigation into certain accounting and financial reporting matters, as well as our internal review, management has identified several deficiencies in our control environment that constitute material weaknesses and, consequently, has concluded that our internal control over financial reporting was not effective at February 2, 2007. In addition, management has concluded, based primarily on the identification of the material weaknesses, that our disclosure controls and procedures were not effective at November 3, 2006. See “Part I — Item 4 — Controls and Procedures.” If we are unable to successfully remediate these material weaknesses in a timely manner, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

•	Litigation and governmental investigations or proceedings arising out of or related to our recent accounting and financial reporting investigation could result in substantial costs. We could incur substantial costs to defend and resolve litigation or governmental investigations or proceedings arising out of or related to the recently completed Audit Committee investigation into certain accounting and financial reporting matters. See “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Audit Committee Independent Investigation and Restatement.” In addition, we could be exposed to enforcement or other actions with respect to these matters by the SEC’s Division of Enforcement or the U.S. Department of Justice. For a description of pending litigation and governmental proceedings and investigations, see “Part II — Item 1 — Legal Proceedings — Investigations and Related Litigation.”

•	The acquisition of other companies may present new risks. We recently began to pursue a targeted acquisition strategy designed to augment areas of our business. These acquisitions may involve significant new risks and uncertainties, including distraction of management attention away from our current business operations, insufficient new revenue to offset expenses, inadequate return of capital,

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

The failure to file registration statements noted above was inadvertent, and we have always treated the shares issued under the Employee Stock Purchase Plan or held in the Dell Stock Funds under the retirement plans as outstanding for financial reporting purposes. Consequently, these unregistered transactions do not represent any additional dilution. We believe that we have always provided the employee-participants in these plans with the same information they would have received had the registration statements been filed. The outstanding shares subject to potential recission rights are reflected as redeemable common stock on our Condensed Consolidated Statement of Financial Position.

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

Share Repurchase Program

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. As of November 3, 2006, our share repurchase program authorized the purchase of shares of common stock at an aggregate cost not to exceed $30.0 billion, and through that date $28.6 billion had been spent to repurchase shares. We suspended our share repurchase program in September 2006 pending completion of the Audit Committee investigation. The following table sets forth information regarding our share repurchases or other acquisitions of common stock during the third quarter of Fiscal 2007:

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares that
			Repurchased	May Yet be
			as Part of	Repurchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Announced
Period	Repurchased(a)	per Share	Plans	Plan(b)
	(in millions, except average price paid per share)

Repurchases from August 5, 2006 through September 1, 2006	14	$21.96	14	$1,463
Repurchases from September 2, 2006 through September 29, 2006	2	$22.29	2	$1,415
Repurchases from September 30, 2006 through November 3, 2006	—	—	—	$1,415

Total	16	$22.00	16

(a)	During the third quarter, 8,598 shares were withheld from Dell employees to pay taxes and fees associated with the employees’ exercise of stock options; the average market value of the shares withheld was $21.70. All other shares were purchased in open-market transactions.

(b)	Our share repurchase program was announced on February 20, 1996; and the program authorizes us to purchase shares at an aggregate cost not to exceed $30.0 billion.

ITEM 6.	EXHIBITS

(a) Exhibits — See Index to Exhibits below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC.

/s/ THOMAS W. SWEET

Date: October 30, 2007
Thomas W. Sweet Vice President, Corporate Finance and Chief Accounting Officer (On behalf of the registrant and as principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.			Description of Exhibit

3.1		—	Restated Certificate of Incorporation, filed February 1, 2006 (incorporated by reference to Exhibit 3.3 of Dell’s Current Report on Form 8-K filed on February 2, 2006, Commission File No. 0-17017)
3.2		—	Restated Bylaws, as amended and effective March 8, 2007 (incorporated by reference to Exhibit 3.1 of Dell’s Current Report on Form 8-K filed on March 13, 2007, Commission File No. 0-17017)
4.1		—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.2		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4		—	Form of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.5		—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
31	.1†	—	Certification of Michael S. Dell, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Donald J. Carty, Vice Chairman and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1††	—	Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Donald J. Carty, Vice Chairman and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.

††	Furnished herewith.