Form 10-K
period 2007-02-02
DELL INC
filed 2007-10-30
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 2, 2007
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
Common Stock, par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

Approximate aggregate market value of the registrant’s common stock held by non-affiliates as of August 3, 2007, based upon the closing price reported for such date on The NASDAQ Stock Market	$54.0 billion
Number of shares of common stock outstanding as of October 19, 2007	2,235,866,516

i

This report contains forward-looking statements that are based on Dell’s current expectations. Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties. For a discussion of risk factors affecting our business and prospects, see “Part I — Item 1A — Risk Factors.”

All percentage amounts and ratios were calculated using the underlying data in thousands. Unless otherwise noted, all references to industry share and total industry growth data are for personal computers (including desktops, notebooks, and x86 servers), and are based on information provided by IDC Worldwide Quarterly PC Tracker, September 2007. Share data is for the full calendar year and all our growth rates are on a fiscal year-over-year basis. Unless otherwise noted, all references to time periods refer to our fiscal periods.

Special Note

Along with this report, we are filing our amended quarterly report for the first quarter of Fiscal 2007 and our delayed quarterly reports for the second and third quarters of Fiscal 2007 and the first and second quarters of Fiscal 2008. These reports were amended or delayed due to questions raised in an independent investigation into certain accounting and financial reporting matters conducted by our Audit Committee. That investigation has been completed, and the investigator has reported the results to the Audit Committee. As a result of issues identified in that investigation, as well as issues identified in additional reviews and procedures conducted by management, the Audit Committee, in consultation with management and PricewaterhouseCoopers LLP, our independent registered public accounting firm, concluded on August 13, 2007 that our previously issued financial statements for Fiscal 2003, 2004, 2005, and 2006 (including the interim periods within those years), and the first quarter of Fiscal 2007, should no longer be relied upon because of certain accounting errors and irregularities in those financial statements. Accordingly, we have restated our previously issued financial statements for those periods. The adjustments made as a result of the restatement are more fully discussed in Note 2 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data,” and the cumulative impact of the restated financial results at the beginning of Fiscal 2003 is presented in “Part II — Item 6 — Selected Financial Data.” For additional discussion of the investigation, the accounting errors and irregularities identified, and the restatement adjustments, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Audit Committee Independent Investigation and Restatement” and Note 2 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.” For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those deficiencies, see “Part II — Item 9A — Controls and Procedures.”

PART I

ITEM 1 — BUSINESS

General

Dell listens to customers and delivers innovative technology and services they trust and value. As a leading technology company, we offer a broad range of product categories, including desktop computer systems, storage, servers and networking products, mobility products, software and peripherals, and enhanced services. We are the number one supplier of personal computer systems in the United States, and the number two supplier worldwide.

Our company is a Delaware corporation and was founded in 1984 by Michael Dell on a simple concept: by selling computer systems directly to customers, we can best understand their needs and efficiently provide the most effective computing solutions to meet those needs. Our corporate headquarters are located in

Round Rock, Texas, and we conduct operations worldwide through subsidiaries. When we refer to our company and its business in this report, we are referring to the business and activities of our consolidated subsidiaries. We operate principally in one industry, and we manage our business in three geographic regions: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific-Japan (“APJ”). See “Part I — Item 1 — Business — Geographic Areas of Operations.”

We are committed to managing and operating our business in a responsible and sustainable manner around the globe. This includes our commitment to environmental responsibility in all areas of our business. We recently set an ambitious long-term goal to be the “greenest technology company on the planet,” and have a number of efforts that take the environment into account at every stage of the product lifecycle. See “Part I — Item 1— Business — Sustainability.”

This also includes our renewed focus on achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. See “Part II — Item 9A — Controls and Procedures.”

Business Strategy

Our business strategy is evolving as we combine our direct customer model with relevant technologies and solutions, highly efficient manufacturing and logistics, and new distribution channels to reach commercial customers and individual consumers around the world. Using this strategy, we strive to provide the best possible customer experience by offering superior value; high-quality, relevant technology; customized systems; superior service and support; and differentiated products and services that are easy to buy and use. Historically, our growth has been driven organically from our core businesses. Recently, we have begun to pursue a targeted acquisition strategy designed to augment areas of our business to gain more access to products, services, and technology that our customers value.

Our core values include the following:

•	We simplify information technology for customers. Making quality personal computers, servers, storage, and services affordable is Dell’s legacy. We are focused on making information technology affordable for millions of customers around the world. As a result of our direct relationships with customers, or “customer intimacy,” we are best positioned to simplify how customers implement and maintain information technology and deliver hardware, services, and software solutions tailored for their businesses and homes.

•	We offer customers choice. Customers can purchase systems and services from Dell via telephone, kiosks, and our website, www.dell.com, where they may review, configure, and price systems within our entire product line; order systems online; and track orders from manufacturing through shipping. Customers may offer suggestions for current and future Dell products and services through an interactive portion of our website called Dell IdeaStorm. Commercial customers also can interact with dedicated account teams. We have recently launched a retail initiative and plan to expand that initiative by adding new distribution channels to reach additional consumers and small businesses through retail partners and value-added resellers globally.

•	Customers can purchase custom-built products and custom-tailored services. Historically our flexible, build-to-order manufacturing process enabled us to turn over inventory every five days on average, thereby reducing inventory levels, and rapidly bring the latest technology to our customers. The market and our competition has evolved, and we are now exploring the utilization of original design manufacturers and new distribution strategies to better meet customer needs and reduce product cycle times. Our goal is to introduce the latest relevant technology more quickly and to rapidly pass on component cost savings to a broader set of our customers worldwide.

•	We are committed to being environmentally responsible in all areas of our business. We have built environmental consideration into every stage of the Dell product life cycle — from developing and designing energy-efficient products, to reducing the footprint of our manufacturing and operations, to customer use and product recovery.

Product Development

We focus on developing standards-based technologies that incorporate highly desirable features and capabilities at competitive prices. We employ a collaborative approach to product design and development, where our engineers, with direct customer input, design innovative solutions and work with a global network of technology companies to architect new system designs, influence the direction of future development, and integrate new technologies into our products. Through this collaborative, customer-focused approach, we strive to deliver new and relevant products and services to the market quickly and efficiently. Our research, development, and engineering expenses were $498 million for Fiscal 2007, $458 million for Fiscal 2006, and $460 million for Fiscal 2005.

Products and Services

We design, develop, manufacture, market, sell, and support a wide range of products that in many cases are customized to individual customer requirements. Our product categories include desktop computer systems, servers and networking products, storage, mobility products, and software and peripherals. In addition, we offer a wide range of enhanced services. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue by Product and Service Categories” and Note 10 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

•	Desktop PCs — Our customers can select from five lines of desktop computer systems. The OptiPlextm line is designed to help business, government, and institutional customers manage their total cost of ownership by offering stability, security, and managed product transitions. The Dimensiontm line is designed for small businesses and home users requiring the latest features for their productivity and entertainment needs. The XPStm and Alienware lines are targeted at customers who require the highest performance gaming or entertainment experience available. In July 2007, we introduced the Vostrotm line, which is designed to provide technology and services to suit the specific needs of small businesses.

Dell Precisiontm and Alienware MJ-12® workstations are intended for professional users who demand exceptional performance from hardware platforms optimized and certified to run sophisticated applications, such as three-dimensional computer-aided design, digital content creation, geographic information systems, computer animation, software development, computer-aided engineering, game development, and financial analysis.

•	Servers and Networking — Our standards-based PowerEdgetm line of servers is designed to offer customers affordable performance, reliability, and scalability. Options include high performance rack, blade, and tower servers for enterprise customers and aggressively priced tower servers for small organizations, networks, and remote offices.

Our PowerConnecttm switches connect computers and servers in small-to-medium-sized networks. PowerConnecttm products offer customers enterprise-class features and reliability at a low cost.

•	Storage — We offer a comprehensive portfolio of advanced storage solutions, including storage area networks, network-attached storage, direct-attached storage, disk and tape backup systems, and removable disk backup. With our advanced storage solutions for mainstream buyers, we offer customers functionality and value while reducing complexity in the enterprise. Our storage systems are easy to deploy, manage, and maintain. The flexibility and scalability offered by Dell | EMC and Dell PowerVaulttm storage systems helps organizations optimize storage for diverse environments with varied requirements.

•	Mobility — The XPStm and Alienware lines of notebook computers are targeted at customers who require the highest performance gaming or entertainment experience available. In Fiscal 2007, we introduced the XPS M2010, an innovative mobile platform featuring a 20-inch high definition display that received awards for its unique design. The Latitudetm line is designed to help business, government, and institutional customers manage their total cost of ownership through managed product lifecycles and the latest offerings in performance, security, and communications. The Inspirontm line is targeted at consumers desiring the latest technology in a range of form factors to meet different usage needs. The new Vostrotm line, introduced in July 2007, is designed to customize technology, services, and expertise to suit the specific needs of small businesses.

•	Software and Peripherals — We offer Dell-branded printers and displays and a multitude of competitively priced third-party peripheral products, including software titles, printers, televisions, notebook accessories, networking and wireless products, digital cameras, power adapters, scanners, and other products.

-	Software. We sell a wide range of third-party software products, including operating systems, business and office applications, anti-virus and related security software, entertainment software, and products in various other categories.

-	Printers. We offer a wide array of Dell-branded printers, ranging from ink-jet all-in-one printers for consumers to large multifunction devices for corporate workgroups. Our printer product line is focused on making printing easier to buy, own, and use. All of our printers feature the Dell Ink and Toner Management Systemtm, which simplifies the purchasing process for supplies by displaying ink or toner levels on the status window during every print job and proactively prompting users to order replacement cartridges directly from Dell.

-	Displays. We offer a broad line of branded and non-branded display products, including flat panel monitors and projectors. In Fiscal 2007, we continued our leadership position in the flat panel monitor category with the introductions of new Dell 22-, 24-, 27-, and 30-inch wide screens. The Dell projector line was expanded with the introductions of the 1200MP, 1800MP, and 2400MP projectors. We are no longer developing Dell-branded TV’s and will continue to sell our current models through the end of Fiscal 2008. We have, however, introduced several third-party LCD TV offerings this year.

•	Enhanced Services — Leveraging our experience and expertise in lowering the cost of hardware, providing industry leading value, and simplifying the ability of customers to acquire and maintain systems, our global services business offers a full range of flexible, tailored solutions that help customers lower the cost of their services environment and maximize system performance, efficiency, and return on investment.

-	Infrastructure Consulting Services. We provide a customer-focused approach to designing and implementing non-proprietary standards-based infrastructures to enhance performance, scalability, and efficiency while helping to minimize expenses and disruption to business operations.

-	Deployment Services. Our deployment services can simplify and accelerate the deployment and utilization of new systems in customers’ information technology environments. We offer scalable processes and technology to get our systems up and running quickly.

-	Asset Recovery and Recycling Services. We offer capabilities for secure and environmentally safe recovery and disposal of owned and leased information technology equipment. Various options, including resale, recycling, donation, redeployment, employee purchase, and lease return, help customers retain value while avoiding regulatory fines and storage costs.

-	Training Services. We help customers develop the skills that increase productivity with a comprehensive and flexible suite of training services. Courses include hardware and software training as well as PC skills and professional development classes available through instructor-led, virtual, or self-directed online courses. The courses are designed for all skill levels and range from personal finance to business productivity to IT certification.

-	Enterprise Support Services. We help customers obtain maximum performance and availability from their server and storage systems. We operate Global Command Centers in the U.S., Ireland, China, Japan, and Malaysia to provide rapid, around-the-clock support for critical enterprise systems. Our enterprise support services include warranty services and provide proactive maintenance to help prevent problems as well as rapid response and resolution of problems when they do occur.

-	Client Support Services. Our suite of scalable support services is designed for IT professionals and end-users whose needs range from basic phone support to rapid response and resolution of complex problems. We offer flexible levels of support that help keep desktop and notebook PCs up and running so customers remain productive.

-	Managed Lifecycle Services. We offer a full suite of services for companies who need to outsource all or part of their IT management. From planning to deployment to ongoing technical support, we can deliver the services our customers need when they need them. Our Managed Lifecycle Services are modular in nature so that customers can customize a plan based on their current and future needs. We can manage a portion of their IT tasks or provide an end-to-end solution.

Financial Services

We offer various customer financial services for our business and consumer customers in the U.S. through Dell Financial Services L.P. (“DFS”), a joint venture between Dell and CIT Group, Inc. Financing through DFS is one of many sources of funding that our customers may select. For additional information about our financing arrangements, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements” and Note 7 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Sales and Marketing

We sell our products and services directly to customers through dedicated sales representatives, telephone-based sales, and online at www.dell.com. Our customers include large corporate, government, healthcare, and education accounts, as well as small-to-medium businesses and individual consumers. Within each of our geographic regions, we have divided our sales and marketing resources among these various customer groups. No single customer accounted for more than 10% of our consolidated net revenue during any of the last three fiscal years.

Our sales and marketing efforts are organized around the needs, trends, and characteristics of our customers. Our direct business model provides direct and continuous feedback from customers, thereby allowing us to develop and refine our products and marketing programs for specific customer groups. Customers may offer suggestions for current and future Dell products, services, and operations on an interactive portion of our website called Dell IdeaStorm. This constant flow of communication, which is unique to our direct business model, also allows us to rapidly gauge customer satisfaction and target new or existing products.

For large business and institutional customers, we maintain a field sales force throughout the world. Dedicated account teams, which include field-based system engineers and consultants, form long-term relationships to provide our largest customers with a single source of assistance and develop specific tailored solutions for these customers. For large, multinational customers, we offer several programs designed to provide single points of contact and accountability with global account specialists, special global pricing, consistent service and support programs across global regions, and access to central purchasing facilities. We also maintain specific sales and marketing programs targeted at federal, state, and local governmental agencies as well as specific healthcare and educational markets.

We market our products and services to small-to-medium businesses and consumers primarily by advertising on television and the Internet, advertising in a variety of print media, and by mailing a broad range of direct marketing publications, such as promotional pieces, catalogs, and customer newsletters. In certain locations, we also operate Dell stores or kiosks, typically located within shopping centers, that allow customers to view our products in person and purchase online with the assistance of a Dell expert.

Although the focus of our business strategy is selling directly to customers, we also utilize some indirect sales channels when there is a business need. In the U.S. we sell products indirectly through third-party solution providers, system integrators, and third-party resellers. During Fiscal 2008, we began offering Dell

Dimensiontm desktop computers and Inspirontm notebook computers in retail stores in the Americas and announced partnerships with retailers in the U.K., Japan, and China. These actions represent the first steps in our retail strategy, which will allow us to extend our business model and reach customers that we have not been able to reach directly. Outside the U.S., we sell products indirectly through selected partners to benefit from the partner’s existing customer relationships and valuable knowledge of traditional customs and logistics in the country, to mitigate credit and country risk, and because sales in some countries may be too small to warrant a direct sales business unit.

Competition

We face intense price and product feature competition from branded and generic competitors when selling our products and services. In addition to several large branded companies, there are other smaller branded and generic competitors. Historically, we competed primarily based on the customer value that a direct relationship can bring, technology, performance, customer service, quality, and reliability. Our general practice is to rapidly pass on cost declines to our customers to enhance customer value.

As a result of the intensely competitive environment during Fiscal 2007, as well as our decisions to de-emphasize lower priced, entry-level products, we lost 1.1 points of share during calendar 2006, finishing the year as the number two supplier of personal computer systems worldwide and the number one supplier in the U.S. This was principally the result of share loss in the U.S. Consumer segment.

We expect that the competitive pricing environment will continue to be challenging. However, we believe that the strength of our evolving business strategy and indirect distribution channels, as well as our strong liquidity position, makes us well positioned to continue profitable growth over the long term in any business climate. For consumers, we recognize the increasing importance of product “ID,” which is the appearance, ease of use, and ability to interact with peripheral products like cameras and MP3 players, and are focusing more resources on being competitive in this area.

Manufacturing and Materials

We manufacture most of the products we sell and have manufacturing locations worldwide to service our global customer base. See “Part I — Item 2 — Properties” for information about our manufacturing locations. We believe that our manufacturing processes and supply-chain management techniques provide us a distinct competitive advantage. Our build-to-order manufacturing process is designed to allow us to significantly reduce cost while simultaneously providing customers the ability to customize their product purchases.

Our manufacturing process consists of assembly, software installation, functional testing, and quality control. Testing and quality control processes are also applied to components, parts, and subassemblies obtained from third-party suppliers. Quality control is maintained through the testing of components, subassemblies, and systems at various stages in the manufacturing process. Quality control also includes a burn-in period for completed units after assembly, on-going production reliability audits, failure tracking for early identification of production and component problems, and information from customers obtained through services and support programs. We are certified, worldwide, by the International Standards Organization to the requirements of ISO 9001: 2000. This certification includes our design, manufacture, and service of computer products in all of our locations.

Although we manufacture most of our products, we have relationships with third-party original equipment manufacturers that build some of our products (such as printers and projectors) to our specifications. In addition, we are exploring the expanded use of original design manufacturing partnerships and manufacturing outsourcing relationships in order to deliver products faster and better serve our customers in certain segments and geographies.

We purchase materials, supplies, product components, and products from a large number of suppliers. In some cases, multiple sources of supply are not available and we have to rely on single source suppliers. In other cases, we may establish a working relationship with a single source or a limited number of sources if we believe it is advantageous due to performance, quality, support, delivery, capacity, or price considerations. This relationship and dependency has not caused material disruptions in the past, and we believe that any disruptions that may occur because of our dependency on single- or limited-source suppliers would not disproportionately disadvantage us relative to our competitors. See “Part I — Item 1A — Risk Factors” for information about the risks associated with single- or limited-sourced suppliers.

Patents, Trademarks, and Licenses

As of October 12, 2007, we held a worldwide portfolio of 1,890 patents and had an additional 2,001 patent applications pending. We also hold licenses to use numerous third party patents. To replace expiring patents, we obtain new patents through our ongoing research and development activities. The inventions claimed in our patents and patent applications cover aspects of our current and possible future computer system products, manufacturing processes, and related technologies. Our product, business method, and manufacturing process patents may establish barriers to entry in many product lines. While we use our patented inventions and also license them to others, we are not substantially dependent on any single patent or group of related patents. We have entered into a variety of intellectual property licensing and cross-licensing agreements. We have also entered into various software licensing agreements with other companies. We anticipate that our worldwide patent portfolio will be of value in negotiating intellectual property rights with others in the industry.

We have obtained U.S. federal trademark registration for the DELL word mark and the Dell logo mark. We own registrations for 56 of our other marks in the U.S. At October 12, 2007, we had pending applications for registration of 31 other trademarks. We believe that establishment of the DELL word mark and logo mark in the U.S. is material to our operations. We have also applied for or obtained registration of the DELL mark and several other marks in approximately 195 other countries.

We have entered into a variety of intellectual property licensing and cross-licensing agreements. We have also entered into various software licensing agreements with a variety of other companies.

From time to time, other companies and individuals assert exclusive patent, copyright, trademark, or other intellectual property rights to technologies or marks that are important to the technology industry or our business. We evaluate each claim relating to our products and, if appropriate, seek a license to use the protected technology. The licensing agreements generally do not require the licensor to assist us in duplicating its patented technology, nor do these agreements protect us from trade secret, copyright, or other violations by us or our suppliers in developing or selling these products.

Employees

At the end of Fiscal 2007, we had approximately 90,500 total employees (consisting of 82,200 regular employees, 7,200 temporary employees, and 1,100 DFS employees), compared to approximately 73,500 total employees (consisting of 65,200 regular employees, 7,200 temporary employees, and 1,100 DFS employees) at the end of Fiscal 2006. Approximately 29,100 of the regular employees at the end of Fiscal 2007 were located in the U.S., and approximately 53,100 were located in other countries. While our workforce located both inside and outside the U.S. continued to increase during Fiscal 2007, the proportion of our workforce located outside the U.S. increased due to a number of factors, including our rapid international growth. We have never experienced a work stoppage due to labor difficulties, and believe that our employee relations are good.

Workforce diversity is an essential part of our commitment to quality and the future of our company. In Fiscal 2006, we received the 2005 Secretary of Labor Opportunity Award, which is the highest award given by the Department of Labor to federal contractors for their voluntary diversity efforts. In addition, we rank number two on DiversityBusiness.com’s list of “Top Organizations for Multicultural Business Opportunities of 2006,” which represents the top 50 Fortune 500 companies that best promote multicultural business opportunities. We have also been recognized as one of the best places to work by the Human Rights Campaign.

On May 31, 2007, we announced that we had initiated a comprehensive review of costs across all processes and organizations, from product development and procurement through service and support delivery, with the goal to simplify structure, eliminate redundancies, and better align operating expenses with the current business environment and strategic growth opportunities. As part of this overall effort, we expect to reduce headcount and infrastructure costs over the next 12 months. Our management teams are presently finalizing transformation plans which include headcount and infrastructure cost reduction goals.

Government Regulation and Environment

Our business is subject to regulation by various federal and state governmental agencies. Such regulation includes the radio frequency emission regulatory activities of the U.S. Federal Communications Commission, the anti-trust regulatory activities of the U.S. Federal Trade Commission and Department of Justice, the consumer protection laws of the Federal Trade Commission, the export regulatory activities of the U.S. Department of Commerce and the U.S. Department of Treasury, the import regulatory activities of U.S. Customs and Border Protection, the product safety regulatory activities of the U.S. Consumer Product Safety Commission, and environmental regulation by a variety of regulatory authorities in each of the areas in which we conduct business. We are also subject to regulation in other countries where we conduct business. We did not have any material environmental remediation or other environmental costs during Fiscal 2007.

Sustainability

Our focus on business efficiencies and customer satisfaction drives our environmental stewardship program in all areas of our business — reducing product energy consumption, reducing or eliminating materials for disposal, prolonging product life spans, and providing effective and convenient equipment recovery solutions. During Fiscal 2007, we voluntarily initiated a no-charge recycling program for our U.S. customers. This recycling offer is designed for consumers and includes responsible recycling of used Dell-branded computers and peripheral equipment at no-charge; this service does not require a replacement purchase. Since November 2003, we have offered a no-charge recycling program for Dell-branded products in Europe and also currently offer no-charge consumer recycling in Canada. Since 2004, we have offered U.S. consumers no-charge recycling of any brand of used computer or printer with the purchase of a new Dell computer or printer. By the end of Fiscal 2007, we expanded both free recycling programs to additional countries, including Brazil, China, India, South Korea, Mexico, and Taiwan. Recycling services for consumers were either added or enhanced in Australia, Malaysia, New Zealand, Singapore, and Thailand. We are committed to making recycling free and easy and remain focused on raising consumer awareness about the importance of recycling and increasing the volume of products we recover from consumers.

Backlog

We believe that backlog is not a meaningful indicator of net revenue that can be expected for any period. There can be no assurance that the backlog at any point in time will translate into net revenue in any subsequent period, as unfilled orders can generally be canceled at any time by the customer. Our business model generally gives us flexibility to manage backlog at any point in time by expediting shipping or prioritizing customer orders toward products that have shorter lead times, thereby reducing backlog and increasing current period revenue. At the end of Fiscal 2007, 2006, and 2005, backlog was not material.

Geographic Areas of Operations

We conduct operations worldwide, and we manage our business in three geographic regions: the Americas, EMEA, and APJ. The Americas region, which is based in Round Rock, Texas, covers the U.S., Canada, and Latin America. Within the Americas, our business is further segmented into Americas Business and U.S. Consumer. The Americas Business segment includes sales to corporate, government, healthcare, and education customers, while the U.S. Consumer segment includes sales primarily to individual consumers. The EMEA region, which is based in Bracknell, England, encompasses Europe, the

Middle East, and Africa. The APJ region, based in Singapore, covers the Asian countries of the Pacific Rim as well as Australia, New Zealand, and India.

We have invested in high growth countries such as China, India, and Brazil to design, manufacture, and support our customers, and we expect to continue our global expansion in the years ahead. Our investment in international growth opportunities contributed to an increase in non-U.S. revenue, as a percentage of consolidated net revenue, from 41% in Fiscal 2006 to 44% during Fiscal 2007, representing 10% year-over-year growth. Our continued expansion outside of the U.S. creates additional complexity in coordinating the design, development, procurement, manufacturing, distribution, and support of our increasingly complex product and service offerings. As a result, we plan to add additional resources to our offices in Singapore to better coordinate certain global activities, including the utilization of non-U.S. production capacity where most needed in light of product demand levels that vary by region. The expanded global operations in Singapore also coordinate product design and development efforts with procurement activities and sources of supply. We intend to continue to expand our global infrastructure as our international business continues to grow. For financial information about the results of our reportable operating segments for each of the last three fiscal years, see Note 10 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Our corporate headquarters are located in Round Rock, Texas. Our manufacturing and distribution facilities are located in Austin, Texas; Winston-Salem, North Carolina; Lebanon and Nashville, Tennessee; West Chester, Ohio; Miami, Florida; El Dorado do Sul, Brazil; Limerick and Athlone, Ireland; Penang, Malaysia; and Xiamen, China. Manufacturing plants in Chennai, India opened in the first half of Fiscal 2008 and Lodz, Poland will open later in Fiscal 2008. See “Part I — Item 2 — Properties.”

Trademarks and Service Marks

Unless otherwise noted, trademarks appearing in this report are trademarks owned by us. We disclaim proprietary interest in the marks and names of others. EMC is a registered trademark of EMC Corporation.

Available Information

We maintain an Internet website at www.dell.com. All of our reports filed with the U.S. Securities and Exchange Commission (“SEC”) (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Section 16 filings) are accessible through the Investor Relations section of our website at www.dell.com/investor, free of charge, as soon as reasonably practicable after electronic filing. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Information on our website is not incorporated by reference into this report.

ITEM 1A —	RISK FACTORS

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

•	Our ability to generate substantial non-U.S. net revenue faces many additional risks and uncertainties. Sales outside the U.S. accounted for approximately 44% of our consolidated net revenue in Fiscal 2007. Our future growth rates and success are dependent on continued growth in international markets. Our international operations face many risks and uncertainties, including varied local economic and labor conditions, political instability, and unexpected changes in the regulatory environment, trade protection measures, tax laws (including U.S. taxes on foreign operations), copyright levies, and foreign currency exchange rates. Any of these factors could adversely affect our operations and profitability.

•	Our profitability may be affected by our product, customer, and geographic sales mix and by seasonal sales trends. Our profit margins vary among products, customers, and geographies. In addition, our business is subject to certain seasonal sales trends. For example, sales to government customers (particularly the U.S. federal government) are typically stronger in our third fiscal quarter, sales in EMEA are often weaker in our third fiscal quarter, and consumer sales are typically strongest during our fourth fiscal quarter. As a result of these factors, our overall profitability for any particular period will be affected by the mix of products, customers, and geographies reflected in our sales for that period, as well as by seasonality trends.

•	Infrastructure failures could harm our business. We depend on our information technology and manufacturing infrastructure to achieve our business objectives. If a problem, such as a computer virus, intentional disruption by a third party, natural disaster, manufacturing failure, or telephone system failure impairs our infrastructure, we may be unable to book or process orders, manufacture, and ship in a timely manner or otherwise carry on our business. An infrastructure disruption could cause us to lose customers and revenue and could require us to incur significant expense to eliminate these problems and address related security concerns. The harm to our business could be even greater if it occurs during a period of disproportionately heavy demand.

•	Our failure to effectively manage a product transition could reduce the demand for our products and the profitability of our operations. Continuing improvements in technology mean frequent new product introductions, short product life cycles, and improvement in product performance characteristics. Product transitions present execution challenges and risks for any company. If we are unable to effectively manage a product transition, our business and results of operations could be unfavorably affected.

•	Disruptions in component availability could unfavorably affect our performance. Our direct business model, as well as our manufacturing and supply chain efficiencies, give us the ability to operate with reduced levels of component and finished goods inventories. Our financial success is partly due to our supply chain management practices, including our ability to achieve rapid inventory turns. Because we maintain minimal levels of component inventory, a disruption in component availability could harm our financial performance and our ability to satisfy customer needs.

•	Our reliance on suppliers creates risks and uncertainties. Our manufacturing process requires a high volume of quality components from third-party suppliers. Defective parts received from these suppliers could reduce product reliability and harm the reputation of our products. Reliance on suppliers subjects us to possible industry shortages of components and reduced control over delivery schedules (which can harm our manufacturing efficiencies), as well as increases in component costs (which can harm our profitability).

•	We could experience manufacturing interruptions, delays, or inefficiencies if we are unable to timely and reliably procure components from single-source or limited-source suppliers. We maintain several single-source or limited-source supplier relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. If the supply of a critical single- or limited-source material or component is delayed or curtailed, we may not be able to ship the related product in desired quantities and in a timely manner. Even where multiple sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could harm operating results.

•	Our business is increasingly dependent on our ability to access the capital markets. We will increasingly rely upon access to the capital markets to fund financing for our customers and to provide sources of liquidity in the U.S. for general corporate purposes, including funding DFS growth. If we are unable to access the capital markets, we may not be able to fully fund customer financing opportunities or planned share repurchases without repatriation of foreign cash balances. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Commitments, and Contractual Cash Obligations — Liquidity.” Although we believe that we will be able to maintain sufficient access to the capital markets, adverse changes in the economy, deterioration in our business performance, or changes in our credit ratings could limit our access to these markets.

•	We face risks relating to our ineffective internal controls. As a result of our review of issues identified during the recently completed independent Audit Committee investigation into certain accounting and financial reporting matters, as well as our internal review, management has identified several deficiencies in our control environment that constitute material weaknesses and, consequently, has concluded that our internal control over financial reporting was not effective at February 2, 2007. In addition, management has concluded, based primarily on the identification of the material weaknesses, that our disclosure controls and procedures were not effective at February 2, 2007. See “Part II — Item 9A — Controls and Procedures.” If we are unable to successfully remediate these material weaknesses in a timely manner, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

•	Litigation and governmental investigations or proceedings arising out of or related to our recent accounting and financial reporting investigation could result in substantial costs. We could incur substantial costs to defend and resolve litigation or governmental investigations or proceedings arising out of or related to the recently completed Audit Committee investigation into certain accounting and financial reporting matters. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Audit Committee Independent Investigation and Restatement.” In addition, we could be exposed to enforcement or other actions with respect to these matters by the SEC’s Division of Enforcement or the U.S. Department of Justice. For a description of pending litigation and governmental proceedings and investigations see “Part I — Item 3 — Legal Proceedings — Investigations and Related Litigation.”

•	The acquisition of other companies may present new risks. We recently began to pursue a targeted acquisition strategy designed to augment areas of our business. These acquisitions may involve significant new risks and uncertainties, including distraction of management attention away from our current business operations, insufficient new revenue to offset expenses, inadequate return of capital, integration challenges, new regulatory requirements, and unidentified issues not discovered in our due diligence process. No assurance can be given that such acquisitions will be successful and will not adversely affect our profitability or operations.

•	Failure to properly manage the distribution of our products and services may result in reduced revenue and profitability. We use a variety of distribution methods to sell our products and services, including directly to customers and through retail partners and third-party value-added resellers. Our inability to properly manage and balance these various distribution methods could harm our operating results.

•	Failure to effectively hedge our exposure to fluctuations in foreign currency exchange rates and interest rates could unfavorably affect our performance. We utilize derivative instruments to hedge our exposure to fluctuations in foreign currency exchange rates and interest rates. Some of these instruments and contracts may involve elements of market and credit risk in excess of the amounts recognized in our financial statements. Further, revenue from our international operations may decrease if we do not effectively hedge our exposure to currency fluctuations.

•	Our continued business success may depend on obtaining licenses to intellectual property developed by others on commercially reasonable and competitive terms. If we or our suppliers are unable to obtain desirable technology licenses, we may be prevented from marketing products, could be forced to market products without desirable features, or could incur substantial costs to redesign products, defend legal actions, or pay damages. While our suppliers may be contractually obligated to indemnify us against such expenses, those suppliers could be unable to meet their obligations. Also, our operating costs could increase because of copyright levies or similar fees by rights holders and collection agencies in European and other countries. For a description of potential claims related to copyright levies, see “Part I — Item 3 — Legal Proceedings — Copyright Levies.”

•	Our success depends on our ability to attract, retain, and motivate our key employees. We rely on key personnel to support anticipated continued rapid international growth and increasingly complex product and service offerings. There can be no assurance that we will be able to attract, retain, and motivate the key professional, technical, marketing, and staff resources we need, particularly in light of the reduction in the total number of equity shares granted to employees as part of their total compensation packages. New regulations and other factors could make it harder or more expensive for us to grant equity-based awards to employees in the future, putting us at a competitive disadvantage or forcing us to increase cash compensation.

•	Loss of government contracts could harm our business. Government contracts are subject to future funding that may affect the extension or termination of programs and are subject to the right of the government to terminate for convenience or non-appropriation. In addition, if we violate legal or regulatory requirements, the government could suspend or disbar us as a contractor, which would unfavorably affect our net revenue and profitability.

•	The expiration of tax holidays or favorable tax rate structures could result in an increase of our effective tax rate in the future. Portions of our operations are subject to a reduced tax rate or are free of tax under various tax holidays that expire in whole or in part during Fiscal 2010 through Fiscal 2019. Many of these holidays may be extended when certain conditions are met. If they are not extended, then our effective tax rate could increase in the future. See Note 4 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

•	Current environmental laws, or laws enacted in the future, may harm our business. Our operations are subject to environmental regulation in all of the areas in which we conduct business. Our product design and procurement operations must comply with new and future requirements relating to the materials composition of our electronics products, including restrictions on lead, cadmium, and other substances. On July 1, 2006, the European Union adopted the Restriction of Hazardous Substances Directive. The labeling provisions of similar legislation in China became effective on March 1, 2007. If we fail to comply with the rules and regulations regarding the use and sale of such regulated substances, we could be subject to liability. Beginning in August 2005, we became subject to the European Union Waste Electrical and Electronic Equipment Directive as enacted by individual member states of the European Union (“WEEE Legislation”). The WEEE Legislation makes producers of electrical goods, including computers and printers, responsible for collection, recycling, treatment, and disposal of recovered products. While we do not expect that the impact of these environmental laws and other similar legislation adopted in the U.S. and other countries will have a substantial unfavorable impact on our business, the costs and timing of costs under environmental laws are difficult to predict.

•	Armed hostilities, terrorism, natural disasters, or public health issues could harm our business. Armed hostilities, terrorism, natural disasters, or public health issues, whether in the U.S. or abroad, could

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

At February 2, 2007, we owned or leased a total of approximately 16 million square feet of office, manufacturing, and warehouse space worldwide, approximately 8 million square feet of which is located in the U.S. and the remainder located in other countries. We believe our properties are suitable and adequate for our current needs and that we can readily meet our requirements for additional space at competitive rates by extending expiring leases or by finding alternative space.

Americas Properties

Description	Principal Locations	Owned (square feet)	Leased (square feet)

Headquarters	Round Rock, Texas	2.1 million	—

Business Centers(a)	• Canada — Edmonton and Ottawa • El Salvador — San Salvador • Oklahoma — Oklahoma City • Panama — Panama City • Tennessee — Nashville • Texas — Austin and Round Rock	1.3 million	1.4 million

Manufacturing and Distribution	• Brazil — El Dorado do Sul • Florida — Miami (Alienware) • North Carolina — Winston-Salem • Ohio — West Chester • Tennessee — Lebanon and Nashville • Texas — Austin	2.5 million	1.0 million

Design Centers	Texas — Austin and Round Rock	800,000	—

EMEA Properties

Description	Principal Locations	Owned (square feet)	Leased (square feet)

Headquarters	Bracknell, England	100,000	50,000

Business Centers(a)	• England — Bracknell • France — Montpellier • Ireland — Dublin and Limerick • Morocco — Casablanca • Slovakia — Bratislava	400,000	1.5 million

Manufacturing and Distribution	• Ireland — Limerick and Athlone (Alienware)	400,000	—

APJ Properties

Description	Principal Locations	Owned (square feet)	Leased (square feet)

Headquarters	Singapore	—	100,000

Business Centers(a)	• China — Dalian and Xiamen • India — Bangalore, Gurgaon, Hyderabad and Mohali • Japan — Kawasaki • Malaysia — Penang • Philippines — Pasay	200,000	3.1 million

Manufacturing and Distribution	• China — Xiamen • Malaysia — Penang	1.0 million	—

Design Centers	• China — Shanghai • India — Bangalore • Singapore • Taiwan — Taipei	—	150,000

(a)	Business center locations include facilities with capacity greater than 1,000 people. Operations within these centers include sales, technical support, administrative, and support functions. Locations of smaller business centers are not listed; however, the smaller centers are included in the square footage.

We currently have approximately 750,000 square feet of manufacturing and business center space under construction. The manufacturing plants constructed in Hortolandia, Brazil, and Chennai, India opened in the first half of Fiscal 2008 and our manufacturing plant in Lodz, Poland is expected to begin operations later this year. Our business centers located in Quezon City, Philippines and Kuala Lumpur, Malaysia also opened in the first half of Fiscal 2008, while a second building in Ottawa, Canada is expected to begin operations in Fiscal 2008. Additionally, we recently completed an expansion of a design center in India.

In general, our Americas, EMEA, and APJ regions use properties within their geographies. However, business centers in the Philippines and India, which house sales, customer care, technical support, and administrative support functions, are used by each of our geographic regions.

ITEM 3 —	LEGAL PROCEEDINGS

We are involved in various claims, suits, investigations, and legal proceedings that arise from time to time in the ordinary course of our business. As required by Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, we accrue a liability when we believe that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. The following is a discussion of our significant legal matters.

Investigations and Related Litigation

In August 2005, the U.S. Securities and Exchange Commission (“SEC”) initiated an inquiry into certain of our accounting and financial reporting matters and requested that we provide certain documents. The SEC expanded that inquiry in June 2006 and entered a formal order of investigation in October 2006. The SEC’s requests for information were joined by a similar request from the United States Attorney for the Southern District of New York (“SDNY”), who subpoenaed documents related to our financial reporting from and after 2002. In August 2006, because of potential issues identified in the course of responding to the SEC’s requests for information, our Audit Committee, on the recommendation of management and in consultation with PricewaterhouseCoopers LLP, initiated an independent investigation, which was recently completed. For information regarding the Audit Committee’s investigation, the accounting errors and irregularities identified, and the restatement adjustments, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Audit Committee Independent Investigation and Restatement” and Note 2 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.” For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those deficiencies, see “Part II — Item 9A — Controls and Procedures.” Although the Audit Committee investigation has been completed, the investigations being conducted by the SEC and the SDNY are ongoing. We continue to cooperate with the SEC and the SDNY.

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

Copyright Levies

Proceedings against the IT industry in Germany seek to impose levies on equipment, such as personal computers, multifunction devices, and printers that facilitate making private copies of copyrighted materials. The total levies due, if imposed, would be based on the number of products sold and the per-product amounts of the levies, which vary. We, along with other companies and various industry associations, are opposing these levies and instead are advocating compensation to rights holders through digital rights management systems.

There are currently three levy cases involving other equipment manufacturers pending before the German Federal Supreme Court. Adverse decisions in these cases could ultimately impact us. The cases involve personal computers, printers, and multifunctional devices. The equipment manufacturers in these cases recently lost in the lower courts and have appealed. The amount allowed by the lower courts with respect to PCs is €12 per personal computer sold, for reprographic copying capabilities. The amounts claimed with respect to printers and multifunctional devices depend on speed and color and vary between €10 and €300 for printers and between €38 and €600 for multifunctional devices. On December 29, 2005, Zentralstelle Für private Überspielungsrechte (“ZPÜ”), a joint association of various German collection societies, instituted arbitration proceedings against our German subsidiary before the Arbitration Body in Munich. ZPÜ claims a levy of €18.4 per PC that we sold in Germany from January 1, 2002 through December 31, 2005. On July 31, 2007, the Arbitration Body recommended a levy of €15 on each PC sold during that period, for audio and visual copying capabilities. Dell and ZPÜ rejected the recommendation and we expect that the matter will proceed to court. We will continue to defend this claim vigorously.

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

We are involved in various other claims, suits, investigations, and legal proceedings that arise from time to time in the ordinary course of our business. Although we do not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period.

ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of Fiscal 2007.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The NASDAQ Stock Market under the symbol DELL. Information regarding the market prices of our common stock may be found in Note 12 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

On September 15, 2006, we received a NASDAQ Staff Determination letter indicating that we were not in compliance with NASDAQ’s requirements for continued listing because of our inability to timely file our quarterly report on Form 10-Q for the second quarter of Fiscal 2007. We received similar letters relating to our inability to timely file subsequent periodic reports. Following receipt of the September 15, 2006 letter, we have been involved in a hearing and review process before several adjudicative bodies appointed by NASDAQ. That process is ongoing, and any action to delist our common stock has stayed pending completion of that process. We believe, with the filing of this Form 10-K and the Form 10-Q’s for Fiscal 2007 and the first and second quarters of Fiscal 2008, that we will achieve compliance with NASDAQ’s continued listing requirements, and we expect that NASDAQ will send us an acknowledgement to that effect in the near future.

Holders

At October 1, 2007, there were 30,630 holders of record of Dell common stock.

Dividends

We have never declared or paid any cash dividends on shares of our common stock and currently do not anticipate paying any cash dividends in the immediate future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors.

Issuance of Unregistered Securities

Internal Restructuring

We have modified the corporate organizational structure of certain of our subsidiaries to achieve more integrated global operations and to provide various financial, operational, and tax efficiencies. In connection with this internal restructuring, on December 28, 2006 we issued approximately 475 million shares of our common stock valued at $12.0 billion based on the closing price on The NASDAQ Stock Market on that date, to a wholly-owned subsidiary in return for an equivalent value in equity interests in the subsidiary. As part of the restructuring, the subsidiary used these shares to acquire a controlling interest in another wholly-owned subsidiary. Because all the shares issued as part of this restructuring are held by one or more of our wholly-owned subsidiaries, the shares are not considered outstanding in our consolidated financial statements or for voting purposes. We continue to be the ultimate beneficial owner of all subsidiaries involved in the internal restructuring.

These shares have not been registered under the Securities Act of 1933, as amended, and were issued in a transaction not involving a public offering pursuant to the exemption under Section 4(2) of the Securities Act. The shares may not be resold absent registration or an applicable exemption from the registration requirements under the Securities Act or other applicable law.

Certain Employee Benefit Plan Securities

As a result of our inability to file our Annual Report on Form 10-K for Fiscal 2007 on its due date (April 3, 2007), we suspended our sale of Dell securities under our various employee benefit plans. In preparing for that suspension, we discovered that we had inadvertently failed to file with the SEC certain registration statements relating to securities under the plans.

•	Employee Stock Purchase Plan — We maintain an Employee Stock Purchase Plan that is available to substantially all our employees worldwide. In 1994, stockholders approved additional shares for issuance under our Employee Stock Purchase Plan. We recently discovered that the issuance of these additional shares was never registered. Consequently, we have inadvertently issued approximately 54 million unregistered shares under this plan since 1996.

•	Retirement Plans — We maintain a 401(k) retirement savings plan that is available to substantially all of our U.S. employees and a separate retirement plan that is available to our employees in Canada. Both of those plans contain a “Dell Stock Fund,” and both plans allow participants to allocate some or all of their account balances to interests in the Dell Stock Fund. The Dell common stock held in the Dell Stock Funds is not purchased from Dell; rather, the plan trustees accumulate the plan contributions that are directed to the Dell Stock Funds and purchase for the Dell Stock Funds shares of Dell common stock in open market transactions. Nevertheless, because we sponsor the plans, we are required to register certain transactions in the plans related to shares of Dell common stock. We recently discovered that we may be deemed to have been required to file a Form S-8 in July 2003 to register additional share transactions in the 401(k) Plan, and we should have filed a Form S-8 to register share transactions in the Canada retirement plan in 1999. Consequently, we may be deemed to have inadvertently failed to register transactions in the two plans relating to up to approximately 37 million shares.

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

The failure to file registration statements noted above was inadvertent, and we have always treated the shares issued under the Employee Stock Purchase Plan or held in the Dell Stock Funds under the retirement plans as outstanding for financial reporting purposes. Consequently, these unregistered transactions do not represent any additional dilution. We believe that we have always provided the employee-participants in these plans with the same information they would have received had the registration statements been filed. The outstanding shares subject to potential rescission rights are reflected as redeemable common stock on our Consolidated Statement of Financial Position.

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

If an in-the-money stock option expired during the period in which it was not exercisable because of our filing delinquency, we will pay to the holder in cash an amount of up to the difference between the “calculated value” of the option and its exercise price. For this purpose, the “calculated value” is equal to the average closing price of Dell common stock during the week immediately preceding the week in which the expiration date occurred. Payment will be made within 45 days after the date this report is filed, so long as the holder has executed an agreement providing for a release of any claims the holder may have against us and obligating the holder to return the cash to us if the holder, while employed by us or within one year following receipt of the payment, engages in certain conduct that is detrimental to us (such as serious misconduct or breach of confidentiality, non-competition or non-solicitation obligations). Cash payments related to stock options that expired in the second and third quarters of Fiscal 2008 will be paid to approximately 1,100 current and former employees, including certain executive and former executive officers, and are expected to total approximately $113 million.

Share Repurchase Program

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. As of February 2, 2007, our share repurchase program authorized the purchase of shares of common stock at an aggregate cost not to exceed $30.0 billion, and through that date, $28.6 billion had been spent to repurchase shares. We suspended our share repurchase program in September 2006 pending completion of the Audit Committee investigation. During the fourth quarter of Fiscal 2007, no shares were repurchased under this program; however, shares were withheld from certain employees to pay taxes and fees associated with the employees’ exercise of stock options or the vesting of restricted stock. The following table sets forth information regarding our repurchases or acquisitions of common stock during the fourth quarter of Fiscal 2007:

				Total	Approximate
				Number of	Dollar Value
				Shares	of Shares that
				Repurchased	May Yet Be
				as Part of	Repurchased
	Total Number		Average	Publicly	Under the
	of Shares		Price Paid	Announced	Announced
Period	Repurchased		per Share	Plan	Plan(b)
					(in millions)

Repurchases from November 4, 2006 through December 1, 2006	—		N/A	—	$1,415
Repurchases from December 2, 2006 through December 29, 2006	870	(a)	$25.72	—	$1,415
Repurchases from December 30, 2006 through February 2, 2007	—		N/A	—	$1,415

Total	870		$25.72	—

(a)	These shares were not purchased pursuant to our share repurchase program, but were withheld from employees upon the exercise of stock options or the vesting of restricted stock in order to pay the exercise price and required tax withholding.

(b)	Our share repurchase program was announced on February 20, 1996, and the program authorizes us to purchase shares at an aggregate cost not to exceed $30.0 billion.

Stock Performance Graph

The following graph compares the cumulative total return on Dell’s common stock during the last five fiscal years with the S&P 500 Index and the Dow Jones Computer Index during the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in Dell common stock or the indices on February 1, 2002, and assumes the reinvestment of all dividends. The graph depicts the change in the value of common stock relative to the indices at the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

	End of Fiscal Year
	2002	2003	2004	2005	2006	2007

Dell	$100	$89	$125	$153	$109	$88
S&P 500 Index	100	76	101	104	113	129
Dow Jones Computer Index	100	69	96	101	115	131

ITEM 6 —	SELECTED FINANCIAL DATA

We have restated the selected financial data presented in this report as of February 3, 2006, January 28, 2005, January 30, 2004, and January 31, 2003, for the fiscal years ended on those dates, and for the first quarter of Fiscal 2007. The restatement reflects the results of the independent investigation by the Audit Committee, as well as other adjustments identified by management.

This “Part II — Item 6 — Selected Financial Data,” includes the following:

•	The restated selected financial data for the annual periods described above;

•	The annual financial data for the year ended February 2, 2007;

•	Restated quarterly selected financial data for those years being restated; and

•	Schedules presenting details of the nature and impact of the restatement adjustments. Additional information regarding these adjustments can be found in Note 2 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.” The adjustments that relate to fiscal years prior to Fiscal 2003 are reflected in beginning retained earnings for Fiscal 2003. The cumulative impact of these adjusting entries increased retained earnings by $59 million, net of tax, at the beginning of Fiscal 2003.

The following balance sheet data as of February 2, 2007 and February 3, 2006, and results of operations for the fiscal years ended February 2, 2007, February 3, 2006 and January 28, 2005 are derived from our audited financial statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.” The data for the remaining periods is derived from our unaudited financial statements for the respective periods.

In addition to the adjustments described in Note 2 of Notes to Consolidated Financial Statements, there were errors and irregularities identified with respect to certain restructuring charges that we recorded in the fourth quarter of Fiscal 2001 and the second quarter of Fiscal 2002 that have been corrected in these selected financial data tables. It was determined that components of certain charges were not approved and finalized in a timely fashion in order for them to be properly included in the charges, certain items in the charges should have been accrued for in a different period, and in some cases, ineligible items were included in the restructuring charges. Additionally, on some occasions, once excess restructuring charge amounts were identified, the excess amounts were not released to the income statement in a timely fashion, or with appropriate disclosures. The necessary adjustments to correct these errors and irregularities are included in the beginning retained earnings adjustment and restatement adjustments.

Selected Financial Data

The following table should be read in conjunction with “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 8 — Financial Statements and Supplementary Data.”

	Fiscal Year Ended
	February 2,	February 3,		January 28,		January 30,		January 31,
	2007	2006(c)		2005(d)		2004		2003(e)
		As	As	As	As	As	As	As	As
		Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	(in millions, except per share data)

Results of Operations:
Net revenue	$57,420	$55,908	$55,788	$49,205	$49,121	$41,444	$41,327	$35,404	$35,262
Gross margin	$9,516	$9,950	$9,891	$9,015	$9,018	$7,552	$7,563	$6,349	$6,438
Operating income	$3,070	$4,347	$4,382	$4,254	$4,206	$3,544	$3,525	$2,844	$2,738
Income before income taxes	$3,345	$4,574	$4,608	$4,445	$4,403	$3,724	$3,711	$3,027	$2,907
Net income	$2,583	$3,572	$3,602	$3,043	$3,018	$2,645	$2,625	$2,122	$2,031
Earnings per common share:
Basic	$1.15	$1.49	$1.50	$1.21	$1.20	$1.03	$1.02	$0.82	$0.79
Diluted	$1.14	$1.46	$1.47	$1.18	$1.18	$1.01	$1.00	$0.80	$0.77
Number of weighted-average shares outstanding:
Basic	2,255	2,403	2,403	2,509	2,509	2,565	2,565	2,584	2,584
Diluted	2,271	2,449	2,449	2,568	2,568	2,619	2,619	2,644	2,644
Cash Flow & Balance Sheet Data:
Net cash provided by operating activities(f)	$3,969	$4,839	$4,751	$5,310	$5,821	$3,670	$4,064	$3,538	$3,908
Cash, cash equivalents and investments	$12,445	$11,749	$11,756	$14,101	$14,101	$11,922	$11,921	$9,905	$9,910
Total assets	$25,635	$23,109	$23,252	$23,215	$23,318	$19,311	$19,340	$15,470	$15,540
Short-term borrowings(a)	$188	$—	$65	$—	$74	$—	$157	$—	$129
Long-term debt(b)	$569	$504	$625	$505	$662	$505	$645	$506	$581
Total stockholders’ equity	$4,328	$4,129	$4,047	$6,485	$6,412	$6,280	$6,238	$4,873	$4,846

(a)	The restated amounts for short-term borrowings reflect (1) a correction in classification from accounts payable regarding a vendor financing arrangement during Fiscal 2002 until termination in the first quarter of Fiscal 2006, and (2) a correction in classification from other current liabilities for the short-term portion of outstanding advances under the DFS Credit Facilities for the periods from the third quarter of Fiscal 2004 through Fiscal 2007.

(b)	The restated amounts for long-term debt reflect (1) adjustments to record changes in the fair value of the debt where the interest rate is hedged with interest rate swap agreements for all periods restated and (2) a correction in classification from both other current liabilities and other non-current liabilities related to the long-term portion of outstanding advances under the DFS Credit Facilities for the periods from the third quarter of Fiscal 2004 through Fiscal 2007.

(c)	Results for Fiscal 2006 include charges aggregating $421 million ($338 million of other product charges and $83 million in selling, general and administrative expenses) related to the cost of servicing or replacing certain OptiPlextm systems that include a vendor part that failed to perform to our specifications, workforce realignment, product rationalizations, excess facilities, and a write-off of goodwill recognized in the third quarter. The related tax effect of these items was $96 million. Fiscal 2006 also includes an $85 million income tax benefit related to a revised estimate of taxes on the repatriation of earnings under the American Jobs Creation Act of 2004 recognized in the second quarter.

(d)	Results for Fiscal 2005 include an income tax charge of $280 million related to the repatriation of earnings under the American Jobs Creation Act of 2004 recorded in the fourth quarter.

(e)	The adjustments relating to fiscal years prior to Fiscal 2003 are reflected in beginning retained earnings. The cumulative impact of these adjusting entries increased beginning retained earnings by $59 million, net of tax.

(f)	The cash flows have been revised to reflect a closer approximation of the weighted-average exchange rates during the reporting periods. For most periods, this revision reduced the previously reported effect of exchange rate changes on cash and cash equivalents with an offsetting change in effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies and changes in operating working capital included in cash flows from operating activities.

Cumulative Restatement Adjustments to Previously Reported Retained Earnings

The following tables present the impact of the restatement adjustments on previously reported retained earnings for Fiscal 2006, Fiscal 2005, Fiscal 2004 and Fiscal 2003. See Note 2 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for further discussion of the restatement.

	February 3,	January 28,	January 30,	January 31,
	2006	2005	2004	2003
	(in millions)

Retained earnings as reported	$12,746	$9,174	$6,131	$3,486
Cumulative restatement adjustments	(47)	(77)	(52)	(32	)(a)

Retained earnings as restated	$12,699	$9,097	$6,079	$3,454

(a)	Includes a $59 million increase in beginning retained earnings at January 31, 2003 for the pre- Fiscal 2003 cumulative impact of the adjustments.

Cumulative Restatement Adjustments to Previously Reported Beginning Retained Earnings and Net Income

	February 3,	January 28,	January 30,	January 31,
	2006	2005	2004	2003
	(in millions)

Retained earnings as restated:
Beginning retained earnings as reported	$9,174	$6,131	$3,486	$1,364
Cumulative adjustments to beginning retained earnings	(77)	(52)	(32)	59

Beginning retained earnings as restated	9,097	6,079	3,454	1,423

Net income as reported	3,572	3,043	2,645	2,122
Net income restatement adjustments	30	(25)	(20)	(91)

Net income as restated	3,602	3,018	2,625	2,031

Retained earnings as restated	$12,699	$9,097	$6,079	$3,454

Cumulative Restatement Adjustments to Previously Reported Beginning Retained Earnings by Category

The following table presents the impact of the restatement adjustments on previously reported beginning retained earnings for Fiscal 2006, Fiscal 2005, Fiscal 2004, and Fiscal 2003, with the adjustments broken down by the nature of the error. See Note 2 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for further discussion of the restatement.

	February 3,	January 28,	January 30,	January 31,
	2006	2005	2004	2003
	(in millions)

Beginning retained earnings as reported	$9,174	$6,131	$3,486	$1,364
Revenue Recognition:
Software	(21)	(9)	(7)	(2)
Other	(216)	(217)	(102)	(64)

Revenue Recognition	(237)	(226)	(109)	(66)

Warranty Liabilities	202	223	129	31
Restructuring Reserves	(18)	(18)	(14)	80
Other	(45)	(35)	(49)	32
(Provision) benefit for income taxes	21	4	11	(18)

Cumulative adjustments to beginning retained earnings	(77)	(52)	(32)	59

Beginning retained earnings as restated	$9,097	$6,079	$3,454	$1,423

Impact of Restatement Adjustments on Fiscal 2006 Net Income

The following table presents the impact of the restatement adjustments on our Consolidated Statement of Income for the fiscal year ended February 3, 2006:

	Fiscal 2006
		Adjustments
		Revenue				Other	Provision
		recognition				reserves	for
	As	Software		Warranty	Restruc-	and	income	As
	Reported	sales	Other	liabilities	turing	accruals	tax(a)	Restated
	(in millions, except per share data)

Net revenue	$55,908	$(248)	$130	$—	$—	$(2)	$—	$55,788
Cost of net revenue	45,958	(244)	124	52	—	7	—	45,897

Gross margin	9,950	(4)	6	(52)	—	(9)	—	9,891

Operating expenses:
Selling, general, and administrative	5,140	—	1	—	—	(90)	—	5,051
Research, development, and engineering	463	—	—	(1)	—	(4)	—	458

Total operating expenses	5,603	—	1	(1)	—	(94)	—	5,509

Operating income	4,347	(4)	5	(51)	—	85	—	4,382
Investment and other income, net	227	—	11	(4)	—	(8)	—	226

Income before income taxes	4,574	(4)	16	(55)	—	77	—	4,608
Income tax provision	1,002						4	1,006

Net income	$3,572							$3,602

Earnings per common share:
Basic	$1.49							$1.50

Diluted	$1.46							$1.47

Weighted-average shares outstanding:
Basic	2,403							2,403
Diluted	2,449							2,449

(a)	Primarily represents the aggregate tax impact of the adjustments.

Impact of Restatement Adjustments on Fiscal 2006 Quarterly Financial Data

The following tables present selected quarterly financial data for Fiscal 2006:

	First Quarter			Second Quarter(c)
	April 29, 2005			July 29, 2005
	As		As	As		As
Fiscal 2006	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(in millions, expect per share data)

Results of Operations:
Net revenue	$13,386	$(86)	$13,300	$13,428	$(46)	$13,382
Gross margin	$2,491	$(39)	$2,452	$2,499	$(68)	$2,431
Operating income	$1,174	$(37)	$1,137	$1,173	$(60)	$1,113
Income before income taxes	$1,233	$(45)	$1,188	$1,234	$(47)	$1,187
Net income	$934	$(26)	$908	$1,020	$(38)	$982
Earnings per common share:
Basic	$0.38	$(0.01)	$0.37	$0.42	$(0.01)	$0.41
Diluted	$0.37	$(0.01)	$0.36	$0.41	$(0.01)	$0.40
Number of weighted-average shares outstanding:
Basic	2,456	—	2,456	2,418	—	2,418
Diluted	2,515	—	2,515	2,478	—	2,478
Cash Flow and Balance Sheet Data:
Net cash provided by operating activities(d)	$1,190	$84	$1,274	$919	$(58)	$861
Cash, cash equivalents and investments	$13,374	$4	$13,378	$12,624	$6	$12,630
Total assets	$22,687	$82	$22,769	$22,611	$107	$22,718
Short-term borrowings(a)	$—	$81	$81	$—	$77	$77
Long-term debt(b)	$504	$140	$644	$504	$135	$639
Total stockholders’ equity	$5,624	$(100)	$5,524	$5,509	$(144)	$5,365

	Third Quarter(c)			Fourth Quarter
	October 28, 2005			February 3, 2006
	As		As	As		As
Fiscal 2006	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(in millions, expect per share data)

Results of Operations:
Net revenue	$13,911	$(31)	$13,880	$15,183	$43	$15,226
Gross margin	$2,251	$14	$2,265	$2,709	$34	$2,743
Operating income	$754	$38	$792	$1,246	$94	$1,340
Income before income taxes	$804	$39	$843	$1,303	$87	$1,390
Net income	$606	$29	$635	$1,012	$65	$1,077
Earnings per common share:
Basic	$0.25	$0.02	$0.27	$0.43	$0.03	$0.46
Diluted	$0.25	$0.01	$0.26	$0.43	$0.02	$0.45
Number of weighted-average shares outstanding:
Basic	2,395	—	2,395	2,350	—	2,350
Diluted	2,435	—	2,435	2,375	—	2,375
Cash Flow and Balance Sheet Data:
Net cash provided by operating activities(d)	$1,148	$(42)	$1,106	$1,582	$(72)	$1,510
Cash, cash equivalents and investments	$12,233	$4	$12,237	$11,749	$7	$11,756
Total assets	$22,874	$163	$23,037	$23,109	$143	$23,252
Short-term borrowings(a)	$—	$74	$74	$—	$65	$65
Long-term debt(b)	$504	$113	$617	$504	$121	$625
Total stockholders’ equity	$4,821	$(113)	$4,708	$4,129	$(82)	$4,047

(a)	The restated amounts for short-term borrowings reflect (1) a correction in classification from accounts payable for vendor financing for the periods from the end of Fiscal 2002 until termination in the first quarter of Fiscal 2006, and (2) a correction in classification from other current liabilities for the short-term portion of outstanding advances under the DFS Credit Facilities for the periods from the third quarter of Fiscal 2004 through Fiscal 2007.

(b)	The restated amounts for long-term debt reflect (1) adjustments to record changes in the fair value of the debt where the interest rate is hedged with interest rate swap agreements for all periods restated and (2) a correction in classification from both other current liabilities and other non-current liabilities related to the long-term portion of outstanding advances under the DFS Credit Facilities for the periods from the third quarter of Fiscal 2004 through Fiscal 2007.

(c)	Results for the third quarter of Fiscal 2006 include charges aggregating $421 million ($338 million of other product charges and $83 million in selling, general and administrative expenses) related to the cost of servicing or replacing certain OptiPlexTM systems that include a vendor part that failed to perform to our specifications, workforce realignment, product rationalizations, excess facilities, and a write-off of goodwill recognized in the third quarter. The related tax effect of these items was $96 million. The second quarter of Fiscal 2006 includes an $85 million income tax benefit related to a revised estimate of taxes on the repatriation of earnings under the American Jobs Creation Act of 2004 recognized in the second quarter.

(d)	The cash flows have been revised to reflect a closer approximation of the weighted-average exchange rates during the reporting periods. For most periods, this revision reduced the previously reported effect of exchange rate changes on cash and cash equivalents with an offsetting change in effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies and changes in operating working capital included in cash flows from operating activities.

Fiscal 2006 Restatement Adjustments to Previously Reported Net Income

The following table presents the impact of the restatement on our previously reported net income for each quarter of Fiscal 2006. See Note 2 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for further discussion of the restatement.

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
	April 29,	July 29,	October 28,	February 3,	February 3,
Fiscal 2006 (As Restated)	2005	2005	2005	2006	2006
	(in millions)

Net income as reported	$934	$1,020	$606	$1,012	$3,572
Revenue recognition:
Software sales	(3)	(3)	3	(1)	(4)
Other revenue recognition	(20)	(3)	9	30	16

Revenue recognition	(23)	(6)	12	29	12
Warranty liabilities	(14)	(52)	(14)	25	(55)
Restructuring reserves	—	—	—	—	—
Other reserves and accruals	(8)	11	41	33	77
(Provision) benefit for income taxes	19	9	(10)	(22)	(4)

Net impact of adjustments	(26)	(38)	29	65	30

Net income as restated	$908	$982	$635	$1,077	$3,602

Impact of Restatement Adjustments on Fiscal 2005 Net Income

The following table presents the impact of the restatement adjustments on our Consolidated Statement of Income for the fiscal year ended January 28, 2005:

	Fiscal 2005
		Adjustments
		Revenue				Other	Provision
		recognition				reserves	for
	As	Software		Warranty	Restruc-	and	income	As
	Reported	sales	Other	liabilities	turing	accruals	tax(a)	Restated
	(in millions, except per share data)

Net revenue	$49,205	$(105)	$21	$—	$—	$—	$—	$49,121
Cost of net revenue	40,190	(93)	21	21	—	(36)	—	40,103

Gross margin	9,015	(12)	—	(21)	—	36	—	9,018

Operating expenses:
Selling, general, and administrative	4,298	—	—	—	—	54	—	4,352
Research, development, and engineering	463	—	—	—	—	(3)	—	460

Total operating expenses	4,761	—	—	—	—	51	—	4,812

Operating income	4,254	(12)	—	(21)	—	(15)	—	4,206
Investment and other income, net	191	—	1	—	—	5	—	197

Income before income taxes	4,445	(12)	1	(21)	—	(10)	—	4,403
Income tax provision	1,402						(17)	1,385

Net income	$3,043							$3,018

Earnings per common share:
Basic	$1.21							$1.20

Diluted	$1.18							$1.18

Weighted-average shares outstanding:
Basic	2,509							2,509
Diluted	2,568							2,568

(a)	Primarily represents the aggregate tax impact of the adjustments.

Impact of Restatement Adjustments on Fiscal 2005 Quarterly Financial Data

The following tables present selected quarterly financial data for Fiscal 2005:

	First Quarter			Second Quarter
	April 30, 2004			July 30, 2004
	As		As	As		As
Fiscal 2005	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(in millions, expect per share data)

Results of Operations:
Net revenue	$11,540	$44	$11,584	$11,706	$(56)	$11,650
Gross margin	$2,073	$(14)	$2,059	$2,134	$59	$2,193
Operating income	$966	$(34)	$932	$1,006	$59	$1,065
Income before income taxes	$1,015	$(15)	$1,000	$1,052	$54	$1,106
Net income	$731	$(10)	$721	$799	$41	$840
Earnings per common share:
Basic	$0.29	$(0.01)	$0.28	$0.32	$0.01	$0.33
Diluted	$0.28	$—	$0.28	$0.31	$0.02	$0.33
Number of weighted-average shares outstanding:
Basic	2,539	—	2,539	2,518	—	2,518
Diluted	2,593	—	2,593	2,574	—	2,574
Cash Flow and Balance Sheet Data:
Net cash provided by operating activities(d)	$1,002	$135	$1,137	$703	$62	$765
Cash, cash equivalents and investments	$11,886	$—	$11,886	$11,810	$—	$11,810
Total assets	$19,709	$10	$19,719	$19,932	$17	$19,949
Short-term borrowings(a)	$—	$101	$101	$—	$80	$80
Long-term debt(b)	$505	$126	$631	$505	$133	$638
Total stockholders’ equity	$6,105	$(61)	$6,044	$6,207	$(20)	$6,187

	Third Quarter			Fourth Quarter(c)
	October 29, 2004			January 28, 2005
	As		As	As		As
Fiscal 2005	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(in millions, expect per share data)

Results of Operations:
Net revenue	$12,502	$11	$12,513	$13,457	$(83)	$13,374
Gross margin	$2,313	$(11)	$2,302	$2,495	$(31)	$2,464
Operating income	$1,095	$(20)	$1,075	$1,187	$(53)	$1,134
Income before income taxes	$1,143	$(21)	$1,122	$1,235	$(60)	$1,175
Net income	$846	$(14)	$832	$667	$(42)	$625
Earnings per common share:
Basic	$0.34	$(0.01)	$0.33	$0.27	$(0.02)	$0.25
Diluted	$0.33	$—	$0.33	$0.26	$(0.02)	$0.24
Number of weighted-average shares outstanding:
Basic	2,493	—	2,493	2,485	—	2,485
Diluted	2,546	—	2,546	2,553	—	2,553
Cash Flow and Balance Sheet Data:
Net cash provided by operating activities(d)	$1,787	$83	$1,870	$1,818	$231	$2,049
Cash, cash equivalents and investments	$12,436	$—	$12,436	$14,101	$—	$14,101
Total assets	$21,054	$73	$21,127	$23,215	$103	$23,318
Short-term borrowings(a)	$—	$79	$79	$—	$74	$74
Long-term debt(b)	$505	$154	$659	$505	$157	$662
Total stockholders’ equity	$5,880	$(35)	$5,845	$6,485	$(73)	$6,412

(a)	The restated amounts for short-term borrowings reflect (1) a correction in classification from accounts payable for vendor financing for the periods from the end of Fiscal 2002 until termination in the first quarter of Fiscal 2006, and (2) a correction in classification from other current liabilities for the short-term portion of outstanding advances under the DFS Credit Facilities for the periods from the third quarter of Fiscal 2004 through Fiscal 2007.

(b)	The restated amounts for long-term debt reflect (1) adjustments to record changes in the fair value of the debt where the interest rate is hedged with interest rate swap agreements for all periods restated and (2) a correction in classification from both other current liabilities and other non-current liabilities related to the long-term portion of outstanding advances under the DFS Credit Facilities for the periods from the third quarter of Fiscal 2004 through Fiscal 2007.

(c)	Results include an income tax charge of $280 million related to the repatriation of earnings under the American Jobs Creation Act of 2004 recorded in the fourth quarter.

(d)	The cash flows have been revised to reflect a closer approximation of the weighted-average exchange rates during the reporting periods. For most periods, this revision reduced the previously reported effect of exchange rate changes on cash and cash equivalents with an offsetting change in effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies and changes in operating working capital included in cash flows from operating activities.

Fiscal 2005 Restatement Adjustments to Previously Reported Net Income

The following table presents the impact of the restatement on our previously reported net income for each quarter of Fiscal 2005. See Note 2 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for further discussion of the restatement.

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
	April 30,	July 30,	October 29,	January 28,	January 28,
Fiscal 2005 (As Restated)	2004	2004	2004	2005	2005
	(in millions)

Net income as reported	$731	$799	$846	$667	$3,043
Revenue recognition:
Software sales	(2)	(2)	(3)	(5)	(12)
Other revenue recognition	11	(2)	6	(14)	1

Revenue recognition	9	(4)	3	(19)	(11)
Warranty liabilities	1	24	(21)	(25)	(21)
Restructuring reserves	—	—	—	—	—
Other reserves and accruals(a)	(25)	34	(3)	(16)	(10)
(Provision) benefit for income taxes	5	(13)	7	18	17

Net impact of adjustments	(10)	41	(14)	(42)	(25)

Net income as restated	$721	$840	$832	$625	$3,018

(a)	Reflects an adjustment of an amount of vendor funding recognized in the first quarter of Fiscal 2005 but earned in the second quarter of Fiscal 2005.

Impact of Restatement Adjustments on Fiscal 2004 Net Income

The following table presents the impact of the restatement adjustments on our Consolidated Statement of Income for the fiscal year ended January 30, 2004:

	Fiscal 2004
		Adjustments
		Revenue				Other	Provision
		recognition				reserves	for
	As	Software		Warranty	Restruc-	and	income	As
	Reported	sales	Other(a)	liabilities	turing	accruals	tax(b)	Restated
	(in millions, except per share data)

Net revenue	$41,444	$4	$(121)	$—	$—	$—	$—	$41,327
Cost of net revenue	33,892	6	(6)	(94)	—	(34)	—	33,764

Gross margin	7,552	(2)	(115)	94	—	34	—	7,563

Operating expenses:
Selling, general, and administrative	3,544	—	(1)	—	4	57	—	3,604
Research, development, and engineering	464	—	—	—	—	(30)	—	434

Total operating expenses	4,008	—	(1)	—	4	27	—	4,038

Operating income	3,544	(2)	(114)	94	(4)	7	—	3,525
Investment and other income, net	180	—	(1)	—	—	7	—	186

Income before income taxes	3,724	(2)	(115)	94	(4)	14	—	3,711
Income tax provision	1,079						7	1,086

Net income	$2,645							$2,625

Earnings per common share:
Basic	$1.03							$1.02

Diluted	$1.01							$1.00

Weighted-average shares outstanding:
Basic	2,565							2,565
Diluted	2,619							2,619

(a)	Primarily includes adjustments to the deferral and amortization of revenue from extended warranty and enhanced service level agreements, and adjustments to the period end in-transit revenue deferrals. See Note 2 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for additional detail.

(b)	Primarily represents the aggregate tax impact of the adjustments.

Impact of Restatement Adjustments on Fiscal 2004 Quarterly Financial Data

The following tables present selected quarterly financial data for Fiscal 2004:

	First Quarter			Second Quarter
	May 2, 2003			August 1, 2003
	As		As	As		As
Fiscal 2004	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(in millions, expect per share data)

Results of Operations:
Net revenue	$9,532	$(11)	$9,521	$9,778	$(98)	$9,680
Gross margin	$1,748	$9	$1,757	$1,778	$(69)	$1,709
Operating income	$811	$18	$829	$840	$(92)	$748
Income before income taxes	$854	$20	$874	$887	$(87)	$800
Net income	$598	$11	$609	$621	$(63)	$558
Earnings per common share:
Basic	$0.23	$0.01	$0.24	$0.24	$(0.02)	$0.22
Diluted	$0.23	$—	$0.23	$0.24	$(0.03)	$0.21
Number of weighted-average shares outstanding:
Basic	2,572	—	2,572	2,567	—	2,567
Diluted	2,614	—	2,614	2,624	—	2,624
Cash Flow and Balance Sheet Data:
Net cash provided by operating activities(c)	$812	$117	$929	$740	$134	$874
Cash, cash equivalents and investments	$10,332	$(2)	$10,330	$10,618	$(1)	$10,617
Total assets	$15,712	$70	$15,782	$16,540	$53	$16,593
Short-term borrowings(a)	$—	$134	$134	$—	$81	$81
Long-term debt(b)	$506	$81	$587	$506	$42	$548
Total stockholders’ equity	$5,076	$(19)	$5,057	$5,506	$(85)	$5,421

	Third Quarter			Fourth Quarter
	October 31, 2003			January 30, 2004
	As		As	As		As
Fiscal 2004	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(in millions, expect per share data)

Results of Operations:
Net revenue	$10,622	$7	$10,629	$11,512	$(15)	$11,497
Gross margin	$1,935	$23	$1,958	$2,091	$48	$2,139
Operating income	$912	$5	$917	$981	$50	$1,031
Income before income taxes	$953	$7	$960	$1,030	$47	$1,077
Net income	$677	$2	$679	$749	$30	$779
Earnings per common share:
Basic	$0.26	$—	$0.26	$0.29	$0.01	$0.30
Diluted	$0.26	$—	$0.26	$0.29	$0.01	$0.30
Number of weighted-average shares outstanding:
Basic	2,563	—	2,563	2,557	—	2,557
Diluted	2,623	—	2,623	2,616	—	2,616
Cash Flow and Balance Sheet Data:
Net cash provided by operating activities(c)	$1,060	$(119)	$941	$1,058	$262	$1,320
Cash, cash equivalents and investments	$11,032	$(2)	$11,030	$11,922	$(1)	$11,921
Total assets	$18,125	$14	$18,139	$19,311	$29	$19,340
Short-term borrowings(a)	$—	$176	$176	$—	$157	$157
Long-term debt(b)	$506	$132	$638	$505	$140	$645
Total stockholders’ equity	$5,878	$(78)	$5,800	$6,280	$(42)	$6,238

(a)	The restated amounts for short-term borrowings reflect (1) a correction in classification from accounts payable for vendor financing for the periods from the end of Fiscal 2002 until termination in the first quarter of Fiscal 2006, and (2) a correction in classification from other current liabilities for the short-term portion for outstanding advances under the DFS Credit Facilities for the periods from the third quarter of Fiscal 2004 through Fiscal 2007.

(b)	The restated amounts for long-term debt reflect (1) adjustments to record changes in the fair value of the debt where the interest rate is hedged with interest rate swap agreements for all periods restated and (2) a correction in classification from both other current liabilities and other non-current liabilities related to the long-term portion of outstanding advances under the DFS Credit Facilities for the periods from the third quarter of Fiscal 2004 through Fiscal 2007.

(c)	The cash flows have been revised to reflect a closer approximation of the weighted-average exchange rates during the reporting periods. For most periods, this revision reduced the previously reported effect of exchange rate changes on cash and cash equivalents with an offsetting change in effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies and changes in operating working capital included in cash flows from operating activities.

Fiscal 2004 Restatement Adjustments to Previously Reported Net Income

The following table presents the impact of the restatement on our previously reported net income for each quarter of Fiscal 2004:

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
	May 2,	August 1,	October 31,	January 30,	January 30,
Fiscal 2004 (As Restated)	2003	2003	2003	2004	2004
	(in millions)

Net income as reported	$598	$621	$677	$749	$2,645
Revenue recognition:
Software sales	—	(1)	2	(3)	(2)
Other revenue recognition(a)	(31)	(58)	(6)	(20)	(115)

Revenue recognition	(31)	(59)	(4)	(23)	(117)
Warranty liabilities	11	5	35	43	94
Restructuring reserves	(3)	(2)	1	—	(4)
Other reserves and accruals	43	(31)	(24)	26	14
(Provision) benefit for income taxes	(9)	24	(6)	(16)	(7)

Net impact of adjustments	11	(63)	2	30	(20)

Net income as restated	$609	$558	$679	$779	$2,625

(a)	Primarily includes adjustments to the deferral and amortization of revenue from extended warranty and enhanced service level agreements, and adjustments to the period end in-transit revenue deferrals. See Note 2 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for additional detail.

Impact of Restatement Adjustments on Fiscal 2003 Net Income

The following table presents the impact of the restatement adjustments on our Consolidated Statement of Income for the fiscal year ended January 31, 2003:

	Fiscal 2003
		Adjustments
		Revenue				Other	Provision
		recognition				reserves	for
	As	Software		Warranty	Restruc-	and	income	As
	Reported	sales	Other(b)	liabilities	turing	accruals(a)	tax(c)	Restated
	(in millions, except per share data)

Net revenue	$35,404	$(78)	$(64)	$—	$—	$—	$—	$35,262
Cost of net revenue	29,055	(73)	(26)	(98)	22	(56)	—	28,824

Gross margin	6,349	(5)	(38)	98	(22)	56	—	6,438

Operating expenses:
Selling, general, and administrative	3,050	—	(5)	—	72	128	—	3,245
Research, development, and engineering	455	—	—	—	—	—	—	455

Total operating expenses	3,505	—	(5)	—	72	128	—	3,700

Operating income	2,844	(5)	(33)	98	(94)	(72)	—	2,738
Investment and other income, net	183	—	(5)	—	—	(9)	—	169

Income before income taxes	3,027	(5)	(38)	98	(94)	(81)	—	2,907
Income tax provision	905						(29)	876

Net income	$2,122							$2,031

Earnings per common share:
Basic	$0.82							$0.79

Diluted	$0.80							$0.77

Weighted-average shares outstanding:
Basic	2,584							2,584
Diluted	2,644							2,644

(a)	Primarily includes adjustments in the recognition of the benefit of certain vendor funding arrangements, and adjustments to the lease accruals for certain Dell facilities. See Note 2 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for additional details.

(b)	Other revenue recognition primarily includes adjustments to the recognition of deferred warranty revenue associated with the sale of extended warranties and enhanced service level agreements. See Note 2 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for additional details.

(c)	Primarily represents the aggregate tax impact of the adjustments.

Impact of Restatement Adjustments on Fiscal 2003 Quarterly Financial Data

The following table presents selected quarterly financial data for Fiscal 2003:

	First Quarter			Second Quarter
	May 3, 2002			August 2, 2002
	As		As	As		As
Fiscal 2003	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(in millions, expect per share data)

Results of Operations:
Net revenue	$8,066	$17	$8,083	$8,459	$(49)	$8,410
Gross margin	$1,391	$(1)	$1,390	$1,515	$41	$1,556
Operating income	$590	$(73)	$517	$677	$9	$686
Income before income taxes	$638	$(77)	$561	$726	$—	$726
Net income	$457	$(56)	$401	$501	$—	$501
Earnings per common share:
Basic	$0.18	$(0.03)	$0.15	$0.19	$—	$0.19
Diluted	$0.17	$(0.02)	$0.15	$0.19	$—	$0.19
Number of weighted-average shares outstanding:
Basic	2,595	—	2,595	2,586	—	2,586
Diluted	2,672	—	2,672	2,649	—	2,649
Cash Flow and Balance Sheet Data:
Net cash provided by operating activities(d)	$579	$(1)	$578	$868	$130	$998
Cash, cash equivalents and investments	$8,194	$1	$8,195	$8,633	$1	$8,634
Total assets	$13,316	$46	$13,362	$14,062	$55	$14,117
Short-term borrowings(a)	$—	$162	$162	$—	$161	$161
Long-term debt(b)	$520	$21	$541	$516	$48	$564
Total stockholders’ equity(c)	$4,521	$5	$4,526	$4,566	$10	$4,576

	Third Quarter			Fourth Quarter
	November 1, 2002			January 31, 2003
	As		As	As		As
Fiscal 2003	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(in millions, expect per share data)

Results of Operations:
Net revenue	$9,144	$40	$9,184	$9,735	$(150)	$9,585
Gross margin	$1,662	$60	$1,722	$1,781	$(11)	$1,770
Operating income	$758	$(4)	$754	$819	$(38)	$781
Income before income taxes	$802	$(12)	$790	$861	$(31)	$830
Net income	$561	$(11)	$550	$603	$(24)	$579
Earnings per common share:
Basic	$0.22	$(0.01)	$0.21	$0.23	$(0.01)	$0.22
Diluted	$0.21	$—	$0.21	$0.23	$(0.01)	$0.22
Number of weighted-average shares outstanding:
Basic	2,582	—	2,582	2,576	—	2,576
Diluted	2,634	—	2,634	2,621	—	2,621
Cash Flow and Balance Sheet Data:
Net cash provided by operating activities(d)	$954	$126	$1,080	$1,137	$115	$1,252
Cash, cash equivalents and investments	$9,059	$1	$9,060	$9,905	$5	$9,910
Total assets	$14,712	$22	$14,734	$15,470	$70	$15,540
Short-term borrowings(a)	$—	$101	$101	$—	$129	$129
Long-term debt(b)	$514	$64	$578	$506	$75	$581
Total stockholders’ equity(c)	$4,648	$3	$4,651	$4,873	$(27)	$4,846

(a)	The restated amounts for short-term borrowings reflect (1) a correction in classification from accounts payable for vendor financing for the periods from the end of Fiscal 2002 until termination in the first quarter of Fiscal 2006, and (2) a correction in classification from other current liabilities for the short-term portion of outstanding advances under the DFS Credit Facilities for the periods from the third quarter of Fiscal 2004 through Fiscal 2007.

(b)	The restated amounts for long-term debt reflect (1) adjustments to record changes in the fair value of the debt where the interest rate is hedged with interest rate swap agreements for all periods restated and (2) a correction in classification from other current liabilities of the long-term portion of outstanding advances under the DFS Credit Facilities for the periods from the third quarter of Fiscal 2004 through Fiscal 2007.

(c)	The adjustments relating to fiscal years prior to Fiscal 2003 are reflected in beginning retained earnings. The cumulative impact of these adjusting entries increased beginning retained earnings by $59 million, net of tax.

(d)	The cash flows have been revised to reflect a closer approximation of the weighted-average exchange rates during the reporting periods. For most periods, this revision reduced the previously reported effect of exchange rate changes on cash and cash equivalents with an offsetting change in effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies and changes in operating working capital included in cash flows from operating activities.

Fiscal 2003 Restatement Adjustments to Previously Reported Net Income

The following table presents the impact of the restatement on our previously reported net income for each quarter of Fiscal 2003:

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
	May 3,	August 2,	November 1,	January 30,	January 30,
Fiscal 2003 (As Restated)	2002	2002	2002	2003	2003
	(in millions)

Net income as reported	$457	$501	$561	$603	$2,122
Revenue recognition:
Software sales	1	(1)	(1)	(4)	(5)
Other revenue recognition(a)	12	20	15	(85)	(38)

Revenue recognition	13	19	14	(89)	(43)
Warranty liabilities	10	13	21	54	98
Restructuring reserves	(37)	(12)	(17)	(28)	(94)
Other reserves and accruals(b)	(63)	(19)	(30)	31	(81)
(Provision) benefit for income taxes	21	(1)	1	8	29

Net impact of adjustments	(56)	—	(11)	(24)	(91)

Net income as restated	$401	$501	$550	$579	$2,031

(a)	Other revenue recognition primarily includes adjustments to the recognition of deferred warranty revenue associated with the sale of extended warranties and enhanced service level agreements. See Note 2 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for additional details.

(b)	Other reserves and accruals primarily include adjustments in the recognition of the benefit of certain vendor funding arrangements, and adjustments to the lease accruals for certain Dell facilities. See Note 2 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for additional details.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE:  This section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on our current expectations. Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties. For a discussion of risk factors affecting our business and prospects, see “Part I — Item 1A  — Risk Factors.”

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

Willkie Farr and KPMG assembled an investigative team that ultimately consisted of more than 375 professionals, including more than 125 lawyers and 250 accountants. Investigative teams were deployed in our three geographic regions — Americas (including our corporate functions), EMEA, and APJ. Information and documents were gathered from company personnel worldwide. Using proprietary search software, the investigative team evaluated over five million documents. Investigative counsel also conducted over 200 interviews of approximately 150 individuals, and the KPMG accountants, in connection with their forensic work, conducted numerous less formal discussions with various company employees. In addition, using a proprietary software tool designed to identify potentially questionable journal entries based on selected criteria (for example, entries made late in the quarterly close process, entries containing round dollar line items between $3 million and $50 million, and liability-to-liability transfers), KPMG selected and reviewed in excess of 2,600 journal entries that were highlighted by the tool or specifically identified by the forensic teams investigating specific issues.

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

The investigation identified evidence that accounting adjustments were viewed at times as an acceptable device to compensate for earnings shortfalls that could not be closed through operational means. Often, these adjustments were several hundred thousand or several million dollars, in the context of a company with annual revenues ranging from $35.3 billion to $55.8 billion and annual net income ranging from $2.0 billion to $3.6 billion for the periods in question. The errors and irregularities identified in the course of the investigation revealed deficiencies in our accounting and financial control environment, some of which were determined to be material weaknesses, that require corrective and remedial actions. For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews described below, as well as management’s plan to remediate those deficiencies, see “Part II — Item 9A — Controls and Procedures.”

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

Restatement

As a result of issues identified in the Audit Committee investigation, as well as issues identified in the additional reviews and procedures conducted by management, the Audit Committee, in consultation with management and PricewaterhouseCoopers LLP, our independent registered public accounting firm, concluded on August 13, 2007 that our previously issued financial statements for Fiscal 2003, 2004, 2005, and 2006 (including the interim periods within those years), and the first quarter of Fiscal 2007, should no longer be relied upon because of certain accounting errors and irregularities in those financial statements. Accordingly, we have restated our previously issued financial statements for those periods. See Note 2 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

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

Our business strategy is evolving. Historically we utilized our direct customer model and highly efficient manufacturing and logistics to lower the cost of technology for our customers. We are now simplifying information technology for our customers from point of sale to the usability of our products to the service solutions we sell. Using this strategy, we strive to provide the best possible customer experience by offering superior value; high-quality; relevant technology; customized systems; superior service and support; and differentiated products and services that are easy to buy and use. We also offer various financing alternatives, asset management services, and other customer financial services for business and consumer customers. To reach even more customers globally we have launched new distribution channels to reach commercial customers and individual consumers around the world.

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

Fiscal 2007 Performance

Share position	•	According to IDC, we shipped an industry record of 39.1 million units for calendar year 2006, resulting in a worldwide PC share position of 17.1%. However, we lost share in the U.S. Consumer segment, which slowed our overall growth in unit shipments, revenue, and profitability. This was mainly due to intense competitive pressure, particularly in the lower priced desktops and notebooks where competitors offered aggressively priced products with better product recognition and more relevant feature sets.
Net revenue	•	Fiscal 2007 revenue increased 3% year-over-year to $57.4 billion, with unit shipments up 2% year-over-year, as compared to Fiscal 2006 revenue which increased 14% year-over-year to $55.8 billion on unit growth of 19% over Fiscal 2005 revenue of $49.1 billion.
Operating income	•	Operating income was $3.1 billion for Fiscal 2007, or 5.4% of revenue, compared to $4.4 billion or 7.9% of revenue in Fiscal 2006 and $4.2 billion or 8.6% of revenue in Fiscal 2005.
Net income	•	Net income was $2.6 billion for Fiscal 2007, or 4.5% of revenue, compared to $3.6 billion or 6.5% of revenue in Fiscal 2006 and $3.0 billion or 6.1% of revenue in Fiscal 2005.
Earnings per share	•	Earnings per share decreased 23% to $1.14 for Fiscal 2007, compared to $1.47 for Fiscal 2006 and $1.18 for Fiscal 2005.

Results of Operations

The following table summarizes our consolidated results of operations for each of the past three fiscal years:

	Fiscal Year Ended
	February 2, 2007(a)		February 3, 2006(b)		January 28, 2005(c)
		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
			As	As	As	As
			Restated	Restated	Restated	Restated
	(in millions, except per share amounts and percentages)

Net revenue	$57,420	100.0%	$55,788	100.0%	$49,121	100.0%
Gross margin	$9,516	16.6%	$9,891	17.7%	$9,018	18.4%
Operating expenses	$6,446	11.2%	$5,509	9.8%	$4,812	9.8%
Operating income	$3,070	5.4%	$4,382	7.9%	$4,206	8.6%
Income tax provision	$762	1.3%	$1,006	1.8%	$1,385	2.8%
Net income	$2,583	4.5%	$3,602	6.5%	$3,018	6.1%
Earnings per share — diluted	$1.14	N/A	$1.47	N/A	$1.18	N/A

(a)	Results for Fiscal 2007 include stock-based compensation expense of $368 million, or $258 million ($0.11 per share) net of tax, due to the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). We implemented SFAS 123(R) using the modified prospective method effective February 4, 2006. For additional information, see Note 6 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

(b)	Results for Fiscal 2006 include charges aggregating $421 million ($338 million of other product charges and $83 million in selling, general, and administrative expenses) related to the cost of servicing or replacing certain OptiPlextm systems that include a vendor part that failed to perform to our specifications, workforce realignment, product rationalizations, excess facilities, and a write-off of goodwill recognized in the third quarter. The related tax effect of these items was $96 million. Fiscal 2006 also includes an $85 million income tax benefit related to a revised estimate of taxes on the repatriation of earnings under the American Jobs Creation Act of 2004 recognized in the second quarter.

(c)	Results for Fiscal 2005 include an income tax charge of $280 million related to the repatriation of earnings under the American Jobs Creation Act of 2004 recorded in the fourth quarter.

Consolidated Operations

Fiscal 2007 revenue increased 3% year-over-year to $57.4 billion, with unit shipments up 2% year-over-year. Revenue grew across the EMEA and APJ regions by 6% and 12%, respectively, while the Americas region revenue remained flat year-over-year. Revenue outside the U.S. represented approximately 44% of Fiscal 2007 consolidated revenue, compared to approximately 41% in the prior year. Outside the U.S., we produced 10% year-over-year revenue growth for Fiscal 2007. During Fiscal 2007, Americas Business revenue grew by 3% and U.S. Consumer revenue declined by 11%. All product categories grew revenue over the prior year periods, other than desktop PCs. Desktop PC revenue in the Americas and EMEA regions declined 12% and 6% year-over-year, respectively. This decline in desktop PC revenue reflects an industry-wide shift to mobility products. During Fiscal 2006, revenue increased 14% year-over-year to $55.8 billion, with unit shipments up 19% year-over-year. This included an extra week of operations that contributed almost one percentage point of added revenue growth. Revenue outside the U.S. represented 41% of Fiscal 2006 consolidated revenue compared to 38% in the prior year. Outside the U.S., we produced 21% year-over-year revenue growth for Fiscal 2006.

Operating and net income for Fiscal 2007, Fiscal 2006, and Fiscal 2005 were $3.1 billion and $2.6 billion, $4.4 billion and $3.6 billion, $4.2 billion and $3.0 billion, respectively. Net income for Fiscal 2006 and Fiscal 2005 includes an income tax repatriation benefit of $85 million and a charge of $280 million, respectively, pursuant to a favorable tax incentive provided by the American Jobs Creation Act of 2004. This tax benefit and charge is related to the Fiscal 2006 repatriation of $4.1 billion in foreign earnings.

Our average selling price in Fiscal 2007 increased 1% year-over-year, which primarily resulted from our pricing strategy, compared to a 4% year-over-year decrease for Fiscal 2006. In Fiscal 2007 we continued to see intensive competitive pressure, particularly for lower priced desktops and notebooks, as competitors offered aggressively priced products with better product recognition and more relevant feature sets. As a result, particularly in the U.S., we lost share in the consumer segment in notebooks and desktops, which slowed our overall growth in unit shipments, revenue, and profitability. We currently expect that our pricing environment will likely continue for the foreseeable future.

Revenues by Segment

We conduct operations worldwide and manage our business in three geographic regions: the Americas, EMEA, and APJ. The Americas region covers the U.S., Canada, and Latin America. Within the Americas, we are further segmented into Business and U.S. Consumer. The Business segment includes sales to corporate, government, healthcare, education, and small and medium business customers within the Americas region, while the U.S. Consumer segment primarily includes sales to individual consumers within the U.S. The EMEA region covers Europe, the Middle East, and Africa. The APJ region covers the Asian countries of the Pacific Rim as well as Australia, New Zealand, and India.

The following table summarizes our revenue by reportable segment for each of the past three fiscal years:

	Fiscal Year Ended
	February 2, 2007		February 3, 2006		January 28, 2005
		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
			As	As	As	As
			Restated	Restated	Restated	Restated
	(in millions, except percentages)

Net revenue
Americas:
Business	$29,311	51.1%	$28,365	50.8%	$25,289	51.5%
U.S. Consumer	7,069	12.3%	7,960	14.3%	7,614	15.5%

Americas	36,380	63.4%	36,325	65.1%	32,903	67.0%
EMEA	13,682	23.8%	12,887	23.1%	10,753	21.9%
APJ	7,358	12.8%	6,576	11.8%	5,465	11.1%

Net revenue	$57,420	100.0%	$55,788	100.0%	$49,121	100.0%

•	Americas — Americas revenues remained flat year-over-year as units decreased 4% in Fiscal 2007, compared to revenue and unit growth of 10% and 13%, respectively, in Fiscal 2006. Americas Business represented the majority of our absolute dollar revenue growth in both Fiscal 2007 and Fiscal 2006. This was offset by a decline in the U.S. Consumer business during Fiscal 2007 and slowed growth during Fiscal 2006. Revenue from the sale of mobility products led the segment’s growth in both Fiscal 2007 and Fiscal 2006, and grew by single digits in both Americas Business and U.S. Consumer in Fiscal 2007. However, this growth was offset by the continuing trend of declines in desktop PC sales as wireless capabilities, falling prices, and a growing need for mobility have increased demand for notebooks.

-	Business — Americas Business grew revenue by 3% on flat unit growth in Fiscal 2007, compared to 12% revenue growth on 15% unit growth in Fiscal 2006. The slow down of revenue growth was due to desktop weakness. Americas International, which includes countries in North America and Latin America other than the U.S., drove the majority of the increase in revenue in the Americas; however, this growth was offset by overall weakness in demand for U.S. Business, with our Public business contributing to declines year-over-year. Americas International produced revenue growth of 19% year-over-year for Fiscal 2007 as compared to 30% revenue growth year-over-year in Fiscal 2006.

-	U.S. Consumer — U.S. Consumer revenue and unit volume decreased 11% and 14% in Fiscal 2007, respectively, compared to revenue growth of 5% on unit growth of 9% in Fiscal 2006. U.S. Consumer revenue growth slowed as compared to Fiscal 2006 primarily due to a 25% decline in both desktop revenue and unit volume. This segment’s average selling price in Fiscal 2007 increased 3% year-over-year, which principally resulted from our pricing strategy, compared to a 4% year-over-year decline from a year ago. We continue to see a shift to mobility products in U.S. Consumer and our other segments as notebooks become more affordable. Our U.S. Consumer business continues to face a competitive pricing environment. Consequently, we experienced growth significantly slower than the U.S. sales growth. Revenue from the sale of mobility products increased 1% in Fiscal 2007 on unit growth of 3%, as compared to 27% revenue growth on 55% unit growth in Fiscal 2006. This environment has led the U.S. Consumer business to update its business model and enter into a limited number of retail distribution arrangements to complement and extend the existing direct business.

•	EMEA — EMEA produced positive results with 6% revenue growth on 7% unit growth in Fiscal 2007, compared to 20% revenue growth on 28% unit growth in Fiscal 2006. In Fiscal 2007, the segment’s performance was largely attributed to mobility products, where year-over-year unit volumes and revenue grew 29% and 15%, respectively, compared to 49% and 23% in Fiscal 2006, respectively. This sustained growth occurred primarily in France and Germany in Fiscal 2007, with Germany leading the region’s progress. United Kingdom experienced weak demand in the consumer business, resulting in a 2% year-over-year decline in revenue for Fiscal 2007, as compared to year-over-year growth of 12% in Fiscal

2006. With the exception of desktop PCs, all product categories in this region experienced growth for Fiscal 2007 with mobility, storage, and enhanced services revenues posting strong gains. This continues the general trend from Fiscal 2006 where EMEA’s revenue growth was strongest in mobility, enhanced services, and software and peripherals.

•	Asia Pacific-Japan — APJ continued to build a substantial presence, with 12% revenue growth on 20% unit growth in Fiscal 2007 and 20% revenue growth on 30% unit growth in Fiscal 2006. The region was led by 26% year-over-year revenue growth in China during Fiscal 2007 and a 13% revenue growth in Japan during Fiscal 2006. Fiscal 2007’s improved performance was partially offset by Japan’s results, which saw revenue decline 5% year-over-year. In Fiscal 2007, India, South Korea, Singapore, and Malaysia produced significant year-over-year revenue growth at a higher rate than the overall region. All product categories in this region experienced revenue growth during Fiscal 2007 and Fiscal 2006. Mobility revenue grew 12% on unit growth of 31% during Fiscal 2007 compared to 24% revenue growth on 48% unit growth during Fiscal 2006. Also driving this growth were increases in enhanced services, software and peripherals, and storage, which approximates the growth trends from Fiscal 2006.

For additional information regarding our reportable segments, see Note 10 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Revenue by Product and Service Categories

We design, develop, manufacture, market, sell, and support a wide range of products that in many cases are customized to individual customer requirements. Our product categories include desktop computer systems, mobility products, software and peripherals, servers and networking products, and storage products. In addition, we offer a range of enhanced services.

In the fourth quarter of Fiscal 2007, we performed an analysis of our enhanced services revenue and determined that certain items previously classified as enhanced services revenue were more appropriately categorized within product revenue. Fiscal 2007 balances reflect the revised revenue classifications, and prior periods have been revised to conform to the current period classification. The change in classification of prior period amounts resulted in an increase of $395 million and $340 million to desktop PCs, $225 million and $171 million to mobility, $10 million and $16 million to software and peripherals, $16 million and $16 million to servers and networking, and $6 million and $4 million to storage in Fiscal 2006 and 2005, respectively. This change in classification was offset by a decrease in enhanced services of $652 million and $547 million in Fiscal 2006 and 2005, respectively.

The following table summarizes our net revenue by product category:

	Fiscal Year Ended
	February 2, 2007		February 3, 2006		January 28, 2005
		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
			As	As	As	As
			Restated	Restated	Restated	Restated
	(in millions, except percentage)

Net revenue:
Desktop PCs	$19,815	34%	$21,568	39%	$21,141	43%
Mobility	15,480	27%	14,372	25%	12,001	25%
Software and peripherals	9,001	16%	8,329	15%	6,626	13%
Servers and networking	5,805	10%	5,449	10%	4,880	10%
Enhanced services	5,063	9%	4,207	8%	3,121	6%
Storage	2,256	4%	1,863	3%	1,352	3%

Net revenue	$57,420	100%	$55,788	100%	$49,121	100%

•	Desktop PCs — In Fiscal 2007, revenue from desktop PCs (which includes desktop computer systems and workstations) decreased 8% year-over-year on unit decline of 5%, compared to a 2% revenue increase on unit growth of 10% year-over-year in Fiscal 2006. Desktop PCs in the Americas declined year-over-year during both Fiscal 2007 and Fiscal 2006 which was offset by single-digit growth in the APJ region during the same period. Desktop PCs, as compared to mobility products, led Fiscal 2007 in volume; however, business and consumer demand continues to shift toward mobility products. Desktop PC average selling price decreased 3% from Fiscal 2006 to Fiscal 2007 and decreased 7% from Fiscal 2005 to Fiscal 2006. In Fiscal 2007, we launched Quad-core processors on our XPS 710 Extreme desktop as well as on Dell Precisiontm workstations. In addition, we introduced our 64-bit dual core Dimensiontm and Optiplextm systems featuring AMD processors. In Fiscal 2008, we introduced Vostrotm desktops specifically designed to meet the needs of small business customers. We will likely see rising user demand for mobility products in the foreseeable future that will contribute to a slowing demand for desktop PCs.

•	Mobility — In Fiscal 2007, revenue from mobility products (which includes notebook computers, mobile workstations, and Dell-branded MP3 players) grew by 8% year-over-year, on unit growth of 18%, compared to a 20% revenue increase on unit growth of 43% year-over-year in Fiscal 2006. The impact of this declining growth was particularly acute in the U.S. and led to a loss of share as compared to the same period last year. The slow growth resulted from both our product feature set and related value offering, particularly in the consumer business, as well as our inability to reach certain customer sets. Our EMEA region led the growth in our mobility product category with 15% and 23% increases in Fiscal 2007 and Fiscal 2006, respectively. During the year, we introduced Dell Latitudetm and Dell Inspirontm notebooks featuring AMD processors and in Fiscal 2008, we introduced Vostrotm notebooks, specifically designed to meet the needs of small business customers. As notebooks become more affordable and wireless products become standardized, demand for our mobility products continues to be strong, producing robust year-over-year revenue and unit growth. We are likely to see sustained growth in our mobility products in the foreseeable future due to the continued industry-wide migration from desktop PCs to mobility products.

•	Software and Peripherals — In Fiscal 2007 revenue from software and peripherals (“S&P”) (which includes Dell-branded printers, monitors not sold with systems, plasma and LCD televisions, projectors, and a multitude of competitively priced third-party printers, televisions, software, digital cameras, and other products) increased 8% year-over-year, compared to a 26% increase in Fiscal 2006. The overall improvement in Fiscal 2007 S&P revenue was led by the APJ region with growth of 38% while U.S. consumer sales declined 8%. This increase was primarily attributable to a 12% year-over-year increase in software revenue that was offset by declines in our imaging product revenue. We experienced strong performance in Fiscal 2006 where software, imaging, and other hardware accessories produced double-digit growth.

•	Servers and Networking — In Fiscal 2007, servers and networking revenue grew 7% on unit growth of 6% year-over-year, compared to a 12% revenue increase in Fiscal 2006 on 20% unit growth year-over-year. Servers and networking remains a strategic focus area. We competitively price our server products to facilitate additional sales of storage products and higher margin enhanced services. During the year we introduced our new ninth generation (9G) PowerEdge servers with Intel’s latest Xeon 5100 series processors, and we began shipping two new PowerEdge servers featuring AMD Opterontm processors, providing our customers with an additional choice for high-performance two-socket and four-socket systems. We also launched the industry’s first standards-based Quad-Core processors for two-socket blade, rack, and tower servers. These additions contributed to the 6% year-over-year revenue increase in Fiscal 2007 in the Americas Business segment and in Fiscal 2006 we experienced close to 30% unit growth in our APJ region. We now provide the broadest selection of industry-standard servers in our history.

•	Enhanced Services — In Fiscal 2007, revenue from enhanced services (which includes the sale and servicing of our extended product warranties) increased 20% year-over-year compared to a 35% increase in Fiscal 2006. As a result of expanding our services offerings and capabilities globally, we experienced a 26% and 58% year-over-year growth in revenues outside the Americas during Fiscal 2007 and Fiscal 2006, respectively. This growth increased our deferred revenue by $514 million in Fiscal 2007, a 14% increase, and $803 million in Fiscal 2006, a 27% increase, to approximately $4.2 billion and

$3.7 billion, respectively. We introduced our new Platinum Plus offering during Fiscal 2007, which contributed to an increase in our premium service contracts.

•	Storage — In Fiscal 2007, storage revenue sustained double-digit growth with a 21% year-over-year increase as compared to a 38% year-over-year increase in Fiscal 2006. The Americas led the revenue growth in Fiscal 2007 and Fiscal 2006 with year-over-year increases of 21% and 40%, respectively. In Fiscal 2008, we expect to continue to expand both our PowerVault and Dell | EMC solutions that will utilize new technologies intended to drive both additional increases in performance and customer value. In Fiscal 2007, we also announced a five-year extension to our partnership with EMC. These portfolio enhancements continue to deliver lower cost solutions for our customers.

Gross Margin

The following table presents information regarding our gross margin during each of the past three fiscal years:

Fiscal Year Ended
	February 2, 2007		February 3, 2006		January 28, 2005
		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
			As	As	As	As
			Restated	Restated	Restated	Restated
(in millions, except percentages)

Net revenue	$57,420	100.0%	$55,788	100.0%	$49,121	100.0%
Gross margin	$9,516	16.6%	$9,891	17.7%	$9,018	18.4%

In Fiscal 2007, our gross margin declined as compared to Fiscal 2006, while revenue increased year-over-year. Throughout Fiscal 2007 industry-wide competition put pressure on average selling prices while our pricing and product strategy evolved. In Fiscal 2007, we added a second source of micro processors (“chip sets”) ending a long-standing practice of sourcing from only one manufacturer. We believe that moving to more than one supplier of chip sets is beneficial for customers long term, as it adds choice and ensures access to the most current technologies. We now sell the chip sets from a second source across all of our hardware product categories. During the transition from sole to dual sourcing of chip sets, gross and operating income margins were negatively impacted as we re-balanced our product and category mix. In addition, commodity price declines stalled during Fiscal 2007. We continuously negotiate with our suppliers in a variety of areas including availability of supply, quality, and cost. These real-time, continuous supplier negotiations support our business model, which is able to respond quickly to changing market conditions due to our direct customer model and real-time manufacturing. Our component costs reflect both ongoing supplier discount arrangements as well as shorter-term incremental discounts and rebates based on such factors as volume, product offerings and transitions, supply conditions, and joint activities. Because of the fluid nature of these ongoing negotiations, the timing and amount of supplier discounts and rebates vary from time to time. Gross margin as a percent of revenue improved in the second half of the year, with the fourth quarter of Fiscal 2007 ending at 17.1%. In Fiscal 2006, our gross margin declined as a percentage of revenue while gross margin increased in absolute dollars as compared to Fiscal 2005. Our year-over-year decline was primarily due to a product charge of $338 million for estimated warranty costs of servicing or replacing certain OptiPlextm systems that included a vendor part that failed to perform to our specifications, as well as additional charges for product rationalizations and workforce realignment recognized in the third quarter of Fiscal 2006. These charges were offset by favorable pricing on certain commodity components, higher revenue to leverage fixed production costs, and a favorable shift in product mix as compared to the prior year periods.

Operating Expenses

The following table presents information regarding our operating expenses during each of the past three fiscal years:

	Fiscal Year Ended
	February 2, 2007		February 3, 2006		January 28, 2005
		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
			As	As	As	As
			Restated	Restated	Restated	Restated
	(in millions, except percentages)

Operating expenses:
Selling, general, and administrative	$5,948	10.3%	$5,051	9.0%	$4,352	8.9%
Research, development, and engineering	498	0.9%	458	0.8%	460	0.9%

Operating expenses	$6,446	11.2%	$5,509	9.8%	$4,812	9.8%

•	Selling, General, and Administrative — During Fiscal 2007, selling, general, and administrative expenses increased 18% to $5.9 billion, compared to $5.1 billion for Fiscal 2006. The increase in Fiscal 2007 as compared to Fiscal 2006 was primarily attributed to increased compensation costs and outside consulting services. This increase was largely due to increased stock-based compensation expense due to the adoption of SFAS 123(R) ($272 million), and costs related to the Audit Committee investigation and related restatement ($100 million). In addition, during Fiscal 2007, we made incremental customer experience investments of $150 million to improve customer satisfaction, repurchase preferences, as well as technical support. As a result, we increased our headcount through direct hiring and replacing of temporary staff with regular employees. During Fiscal 2006, selling, general, and administrative expenses as a percentage of revenue increased compared to Fiscal 2005. The increase over Fiscal 2005 primarily related to increased advertising costs, headcount growth, as well as charges of $83 million related to workforce realignment costs ($50 million), costs of operating leases on office space no longer utilized ($4 million) and a write-off of goodwill ($29 million).

•	Research, Development, and Engineering — During Fiscal 2007, research, development, and engineering expenses increased slightly in absolute dollars, but remained consistent with Fiscal 2006 and 2005 as percentage of net revenue. We continue to fund research, development, and engineering activities to meet the demand for swift product cycles. As a result, Fiscal 2007 research, development, and engineering expenses increased in absolute dollars due to increased staffing levels, product development costs, and stock-based compensation expense resulting from the adoption of SFAS 123(R). Fiscal 2006 as compared to Fiscal 2005 experienced a slight decrease in the percentage of net revenue primarily attributed to our revenue growth. We manage our research, development, and engineering spending by targeting those innovations and products most valuable to our customers, and by relying upon the capabilities of our strategic partners. We will continue to invest in research, development, and engineering activities to support our growth and to provide for new, competitive products. We obtained 1,759 worldwide patents and have applied for 1,824 additional worldwide patents at February 2, 2007.

On May 31, 2007, we announced that we had initiated a comprehensive review of costs across all processes and organizations with the goal to simplify structure, eliminate redundancies, and better align operating expenses with the current business environment and strategic growth opportunities. As part of this overall effort, we expect to reduce headcount and infrastructure costs over the next 12 months. Our management teams are presently finalizing transformation plans which include headcount and infrastructure cost reduction goals. This headcount reduction is expected to impact both cost of goods sold and operating expenses worldwide.

Stock-Based Compensation

We have four stock-based compensation plans, in addition to an employee stock purchase plan, with outstanding stock or stock options. We currently use the 2002 Long-Term Incentive Plan for stock-based incentive awards. These awards can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units, or performance shares.

Stock-based compensation expense totaled $368 million for Fiscal 2007, compared to $17 million and $18 million for Fiscal 2006 and Fiscal 2005, respectively. The increase is due to the implementation of SFAS 123(R). We adopted SFAS 123(R) using the modified prospective transition method under SFAS 123(R) effective the first quarter of Fiscal 2007. Included in stock-based compensation for Fiscal 2007 is the fair value of stock-based awards earned during the year, including restricted stock, restricted stock units, and stock options, as well as the discount associated with stock purchased under our employee stock purchase plan. Prior to the adoption of SFAS 123(R), we accounted for our equity incentive plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and its related interpretations. Accordingly, stock-based compensation for the fair value of employee stock options with no intrinsic value at the grant date and the discount associated with the stock purchase under our employee stock purchase plan was not recognized in net income prior to Fiscal 2007. For further discussion on stock-based compensation, see Note 6 of Notes to Consolidated Financial Statement included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

At February 2, 2007 there was $139 million and $356 million of total unrecognized stock-based compensation expense related to stock options and non-vested restricted stock, respectively, with the unrecognized stock-based compensation expense expected to be recognized over a weighted-average period of 1.7 years and 2.4 years, respectively.

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

We agreed to pay cash to certain current and former employees who held in-the-money stock options (options that have an exercise price less than the current stock market price) that expired during the period of unexercisability. Within 45 days after we file this report, we will make payments relating to in-the-money stock options that expired in the second and third quarters of Fiscal 2008, which are expected to total approximately $113 million. We will not continue to pay cash for expired in-the-money stock options once the options again become exercisable.

Investment and Other Income, net

The table below provides a detailed presentation of investment and other income, net for Fiscal 2007, Fiscal 2006, and Fiscal 2005.

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2007	2006	2005
		As	As
		Restated	Restated
		(in millions)

Investment and other income, net:
Investment income, primarily interest	$368	$308	$226
Gains (losses) on investments, net	(5)	(2)	6
Interest expense	(45)	(29)	(15)
CIT minority interest	(23)	(27)	(17)
Foreign exchange	(37)	3	16
Gain on sale of building	36	—	—
Other	(19)	(27)	(19)

Investment and other income, net	$275	$226	$197

In Fiscal 2007 and Fiscal 2006, investment income increased year-over-year primarily due to rising interest rates, partially offset by a decrease in interest income earned on lower average balances of cash equivalents and investments.

Income Taxes

Our effective tax rate was 22.8%, 21.8%, and 31.5% for Fiscal 2007, 2006 and 2005, respectively. We expect our Fiscal 2008 effective tax rate to trend upwards primarily due to the impact of new U.S. transfer pricing rules and the impact of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”).

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. Among other items, that act created a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%, versus the U.S. federal statutory rate of 35%. In the fourth quarter of Fiscal 2005, we recorded an initial estimated income tax charge of $280 million based on the decision to repatriate $4.1 billion of foreign earnings. This tax charge included an amount relating to a drafting oversight that Congressional leaders expected to correct in calendar year 2005. On May 10, 2005, the Department of Treasury issued further guidance that addressed the drafting oversight. In the second quarter of Fiscal 2006, we reduced our original estimate of the tax charge by $85 million as a result of the guidance issued by the Treasury Department. At February 3, 2006, we had completed the repatriation of the $4.1 billion in foreign earnings.

The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income and permanent differences between the book and tax treatment of certain items. We reported an effective tax rate of approximately 22.8% for Fiscal 2007, as compared to 21.8% for Fiscal 2006. The increase in our effective tax rate is primarily due to the $85 million tax expense reduction discussed above and regulatory guidance issued by the IRS, offset by a higher proportion of our operating profits being generated in lower foreign tax jurisdictions during Fiscal 2007 as compared to the previous year. Our foreign earnings are generally taxed at lower rates than in the United States.

We adopted FIN 48 effective February 3, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The adoption of FIN 48 resulted in a cumulative effect decrease to stockholders’ equity of approximately $62 million in the first quarter of Fiscal 2008.

Off-Balance Sheet Arrangements

Asset Securitization — During Fiscal 2007, we continued to sell customer financing receivables to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from ours. The sole purpose of the qualifying special purpose entities is to facilitate the funding of finance receivables in the capital markets. We determined the amount of receivables to securitize based on our funding requirements in conjunction with specific selection criteria designed for the transaction. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. During Fiscal 2007 and Fiscal 2006, we sold $1.1 billion and $586 million, respectively, of customer receivables to unconsolidated qualifying special purpose entities. The principal balance of the securitized receivables at the end of Fiscal 2007 and Fiscal 2006 was $979 million and $552 million, respectively.

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

In estimating the value of the retained interest, we make a variety of financial assumptions, including pool credit losses, payment rates, and discount rates. These assumptions are supported by both our historical experience and anticipated trends relative to the particular receivable pool. We review our investments in retained interests periodically for impairment, based on their estimated fair value. Any resulting losses representing the excess of carrying value over estimated fair value that are other-than-temporary are recorded in earnings. However, unrealized gains are reflected in stockholders’ equity as part of accumulated other comprehensive income. In the first quarter of Fiscal 2008 we adopted SFAS 155 and, as a result, all gains and losses are recognized in income immediately and are no longer included in accumulated other comprehensive income. Retained interest balances and assumptions are disclosed in Note 7 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

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

Liquidity, Capital Commitments, and Contractual Cash Obligations

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

In Fiscal 2007, we continued to maintain strong liquidity with cash flows from operations of $4.0 billion, compared to $4.8 billion in Fiscal 2006. We ended Fiscal 2007 with $12.4 billion in cash and investments, an increase of $689 million over the prior fiscal year-end. The following table summarizes our ending cash, cash equivalents, and investments and contains a summary of our Consolidated Statements of Cash Flows for the past three fiscal years:

	February 2,	February 3,
	2007	2006
		As
		Restated
	(in millions)

Cash, cash equivalents, and investments:
Cash and cash equivalents	$9,546	$7,054
Debt securities	2,784	4,606
Equity and other securities	115	96

Cash, cash equivalents and investments	$12,445	$11,756

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2007	2006	2005
		As	As
		Restated	Restated
	(in millions)

Net cash flow provided by (used in):
Operating activities	$3,969	$4,751	$5,821
Investing activities	1,003	4,149	(1,678)
Financing activities	(2,551)	(6,252)	(3,129)
Effect of exchange rate changes on cash and cash equivalents	71	(73)	46

Net increase in cash and cash equivalents	$2,492	$2,575	$1,060

•	Operating Activities — Cash flows from operating activities during Fiscal 2007, 2006, and 2005 resulted primarily from net income, which represents our principal source of cash. In Fiscal 2007, the decrease in operating cash flows was primarily led by a decrease in net income slightly offset by changes in working capital. In Fiscal 2006, the decrease in cash provided by operating activities versus Fiscal 2005 is primarily due to changes in operating working capital accounts and slightly offset by an increase in net income.

Upon adopting SFAS 123(R) in the first quarter of Fiscal 2007, the excess tax benefits associated with employee stock compensation are classified as a financing activity; however, the offset reduces cash flows from operations. In Fiscal 2007, the excess tax benefit was $80 million. Prior to adopting SFAS 123(R), operating cash flows were impacted by income tax benefits that resulted from the exercise of employee stock options. These tax benefits totaled $224 million and $249 million in Fiscal 2006 and 2005, respectively. These benefits are the tax effects of corporate income tax deductions (that are considered taxable income to the employee) that represent the amount by which the fair value of our stock exceeds the option strike price on the day the employee exercises a stock option. The decline in tax benefits in Fiscal 2007 from Fiscal 2006 is due to fewer stock option exercises.

Key Performance Metrics — Our direct business model allows us to maintain an efficient asset management system in comparison to our major competitors. We are capable of minimizing inventory risk while collecting amounts due from customers before paying vendors, thus allowing us to generate annual cash flows from operating activities that typically exceed net income. The following table presents the components of our cash conversion cycle for each of the past three fiscal years:

	February 2,	February 3,	January 28,
	2007	2006	2005
		As	As
		Restated	Restated

Days of sales outstanding(a)(d)	31	29	27
Days of supply in inventory(b)	5	5	4
Days in accounts payable(c)	(78)	(77)	(73)

Cash conversion cycle	(42)	(43)	(42)

(a)	Days of sales outstanding (“DSO”) is based on the ending net trade receivables and most recent quarterly revenue for each period. DSO includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. At February 2, 2007, February 3, 2006, and January 28, 2005, DSO and days of customer shipments not yet recognized were 28 and 3 days, 26 and 3 days, and 24 and 3 days, respectively.

(b)	Days of supply in inventory is based on ending inventory and most recent quarterly cost of sales for each period.

(c)	Days in accounts payable is based on ending accounts payable and most recent quarterly cost of sales for each period.

(d)	Financing receivables have been separately classified on the balance sheet beginning February 3, 2006. As a result, days of sales outstanding has been recalculated for January 28, 2005 to reflect the change in classification of certain items previously included in accounts receivable to financing receivables.

Our cash conversion cycle decreased one day at February 2, 2007 from February 3, 2006. This decline was driven by a two-day increase in days of sales outstanding largely attributed to higher percentage of our revenue coming from outside the U.S., where payment terms are customarily longer and a higher percentage of revenue occurring at the end of the period. This decline was offset by a one-day increase in days in accounts payable largely attributed to an increase in the number of suppliers with extended payment terms as compared to Fiscal 2006.

We defer the cost of revenue associated with customer shipments not yet recognized as revenue until they are delivered. These deferred costs are included in our reported days of sales outstanding because we believe it presents a more accurate presentation of our days of sales outstanding and cash conversion cycle. These deferred costs are recorded in other current assets in our Consolidated Statements of Financial Position and totaled $424 million, $417 million, and $361 million at February 2, 2007, February 3, 2006 and January 28, 2005, respectively.

•	Investing Activities — Cash provided by investing activities during Fiscal 2007 was $1.0 billion, as compared to $4.1 billion provided in Fiscal 2006 and $1.7 billion used in Fiscal 2005. Cash generated or used in investing activities principally consists of net maturities and sales or purchases of investments, net of capital expenditures for property, plant, and equipment. In Fiscal 2007 compared to Fiscal 2006, we had a lower amount of proceeds from maturities and sales of investments, and this was partially offset by an increase in capital expenditures as we continued to focus on investing in our global infrastructure in order to support our rapid global growth.

•	Financing Activities — Cash used in financing activities during Fiscal 2007 was $2.6 billion, as compared to $6.3 billion in Fiscal 2006 and $3.1 billion in Fiscal 2005. Financing activities primarily consist of the repurchase of our common stock, partially offset by proceeds from the issuance of common stock under employee stock plans and other items. In Fiscal 2007, the year-over-year decrease in cash used in financing activities is due primarily to the suspension of our share repurchase program in September 2006. During Fiscal 2007, we repurchased approximately 118 million shares at an aggregate cost of $3.0 billion compared to 204 million shares at an aggregate cost of $7.2 billion in Fiscal 2006 and 119 million shares at an aggregate cost of $4.2 billion in Fiscal 2005. In Fiscal 2006, the increase in share repurchases compared to Fiscal 2005 drove the year-over-year increase in cash used in financing activities.

We believe our ability to generate cash flows from operations on an annual basis will continue to be strong, driven mainly by our profitability, efficient cash conversion cycle, and the growth in our deferred enhanced services offerings. In order to augment our liquidity and provide us with additional flexibility, we implemented a commercial paper program with a supporting credit facility on June 1, 2006. Under the commercial paper program, we issue, from time-to-time, short-term unsecured notes in an aggregate amount not to exceed $1.0 billion. We use the proceeds for general corporate purposes, including funding Dell Financial Services L.P. (“DFS”) growth. At February 2, 2007, $100 million was outstanding under the program and due within 90 days. The weighted-average interest rate on these outstanding short-term borrowings was 5.3% at February 2, 2007. There were no outstanding advances under the commercial paper program as of October 26, 2007. See Note 3 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for further discussion of our commercial paper program.

Capital Commitments

Redeemable Common Stock — We inadvertently failed to register with the SEC the sale of some shares under certain employee benefit plans. As a result, certain purchasers of common stock pursuant to those plans may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. At February 2, 2007, we have classified approximately 5 million shares ($111 million) that may be subject to the rescissionary rights outside stockholders’ equity, because the redemption features are not within our control. These shares have always been treated as outstanding for financial reporting purposes. Certain purchasers of common stock pursuant to these plans who sold their shares for less than the purchase price may have the right to rescind their purchases for an amount of cash equal to the purchase price plus interest minus the proceeds of the sale.

Share Repurchase Program — We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. At February 2, 2007, our share repurchase program authorized the purchase of common stock at an aggregate cost not to exceed $30.0 billion, of which we have already repurchased $28.6 billion.

We typically repurchase shares of common stock through a systematic program of open market purchases. The significant decrease in share repurchases during Fiscal 2007 as compared to Fiscal 2006 was due to the temporary suspension of our share repurchase program in September 2006. We anticipate recommencing our share repurchase program in the fourth quarter of Fiscal 2008. For more information regarding share repurchases, see “Part II — Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Capital Expenditures — During Fiscal 2007, we spent $896 million on property, plant, and equipment primarily on our global expansion efforts and infrastructure investments in order to support future growth. Product demand and mix, as well as ongoing efficiencies in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Capital expenditures for Fiscal 2008 (related to our continued expansion worldwide, the need to increase manufacturing capacity, and leasing arrangements to facilitate customer sales) are currently expected to reach approximately $900 million. These expenditures are expected to be funded from our cash flows from operating activities.

Restricted Cash — Pursuant to an agreement between DFS and CIT, we are required to maintain escrow cash accounts associated with certain reserves related to finance receivables funded by CIT and serviced by DFS. Specific to the consolidation of DFS, $416 million and $453 million in restricted cash is included in other current assets at February 2, 2007 and February 3, 2006, respectively.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at February 2, 2007.

	Payments Due by Period
		Fiscal	Fiscal 2009-	Fiscal 2011-
	Total	2008	2010	2012	Beyond
	(in millions)

Contractual cash obligations:
Long-term debt, including current portion(b)	$502	$1	$204	$—	$297
Operating leases	450	79	128	82	161
Advances under credit facilities	222	187	35	—	—
Purchase obligations	570	532	38	—	—
DFS purchase commitment	345	—	345	—	—
Interest	590	73	129	43	345
Current portion of uncertain tax positions(a)	22	22	—	—	—

Contractual cash obligations	$2,701	$894	$879	$125	$803

(a)	The current portion of uncertain tax positions does not include approximately $1.1 billion in additional liabilities associated with uncertain tax positions. We are unable to reliably estimate the expected payment dates for these additional liabilities.

(b)	Changes in the fair value of the debt where the interest rate is hedged with interest rate swap agreements are not included in the contractual cash obligations for debt as the debt is expected to be settled at par at its scheduled maturity date.

Long-Term Debt — At February 2, 2007, we had outstanding $200 million in Senior Notes with the principal balance due April 15, 2008 and $300 million in Senior Debentures with the principal balance due April 15, 2028. For additional information regarding these issuances, see Note 3 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Concurrent with the issuance of the Senior Notes and Senior Debentures, we entered into interest rate swap agreements converting our interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to our cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London Interbank Offered Rates plus 0.41% and 0.79% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, our effective interest rates for the Senior Notes and Senior Debentures were 5.8% and 6.1%, respectively, for Fiscal 2007.

Operating Leases — We lease property and equipment, manufacturing facilities, and office space under non-cancellable leases. Certain of these leases obligate us to pay taxes, maintenance, and repair costs.

Advances Under Credit Facilities — DFS maintains credit facilities with CIT that provide a maximum capacity of $750 million to fund leased equipment. These borrowings are secured by DFS assets and contain certain customary restrictive covenants. Interest on the outstanding loans is paid quarterly and calculated based on an average of the two- and three-year U.S. Treasury Notes plus 4.45%. DFS is required to make quarterly principal payments if the value of the leased equipment securing the loans is less than the outstanding principal balance. At February 2, 2007 and February 3, 2006, outstanding advances from CIT totaled $122 million and $133 million, respectively, of which $87 million and $63 million, respectively, is included in short-term borrowings and $35 million and $70 million, respectively, is included in long-term debt on our Consolidated Statement of Financial Position. The credit facilities expire on the earlier of (i) the dissolution of DFS; (ii) the purchase of CIT’s ownership interest in DFS; or (iii) the acceleration of the maturity of the debt by CIT arising from a default.

During Fiscal 2007, we implemented a $1.0 billion commercial paper program with a supporting $1.0 billion senior unsecured revolving credit facility. This program allows us to obtain favorable short-term borrowing rates. At February 2, 2007, $100 million was outstanding under the commercial paper program and is included in short-term borrowings on our Consolidated Statement of Financial Position.

Purchase Obligations — Purchase obligations are defined as contractual obligations to purchase goods or services that are enforceable and legally binding on us. These obligations specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include contracts that may be cancelled without penalty.

We utilize several suppliers to manufacture sub-assemblies for our products. Our efficient supply chain management allows us to enter into flexible and mutually beneficial purchase arrangements with our suppliers in order to minimize inventory risk. Consistent with industry practice, we acquire raw materials or other goods and services, including product components, by issuing suppliers authorizations to purchase based on our projected demand and manufacturing needs. These purchase orders are typically fulfilled within 30 days and are entered into during the ordinary course of business in order to establish best pricing and continuity of supply for our production. Purchase orders are not included in the table above as they typically represent our authorization to purchase rather than binding purchase obligations.

DFS Purchase Commitment — Included in the table above is our maximum purchase obligation to purchase CIT’s 30% interest in DFS at the expiration of the joint venture on January 29, 2010, for a purchase price ranging from approximately $100 million to $345 million. We currently expect that the purchase price will likely be towards the upper end of the range. See Note 7 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Interest — See Note 3 of Notes to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for further discussion of our long-term debt and related interest expense.

Market Risk

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks.

Foreign Currency Hedging Activities

Our objective in managing our exposures to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations on earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, we utilize foreign currency option contracts and forward contracts to hedge our exposure on forecasted transactions and firm commitments in over 20 currencies in which we transact business. The principal currencies hedged during Fiscal 2007 were the Euro, British Pound, Japanese Yen, and Canadian Dollar. We monitor our foreign currency exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions. However, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations and financial position.

Based on our foreign currency cash flow hedge instruments outstanding at February 2, 2007 and February 3, 2006, we estimate a maximum potential one-day loss in fair value of approximately $41 million and $46 million, respectively, using a Value-at-Risk (“VAR”) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued our foreign currency instruments against a thousand randomly generated market price paths. Forecasted transactions, firm commitments, fair value hedge instruments, and accounts receivable and payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that will be incurred. Additionally, as we utilize foreign currency instruments for hedging forecasted and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. As a result of our hedging activities, foreign currency fluctuations did not have a material impact on our results of operations and financial position during Fiscal 2007, 2006, and 2005.

Cash and Investments

At February 2, 2007, we had $12.4 billion of total cash, cash equivalents and investments, all of which are recorded at fair value. Our investment policy is to manage our total cash and investments balances to preserve principal and maintain liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and through the use of third-party investment managers. Based on our investment portfolio and interest rates at February 2, 2007, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $46 million in the fair value of the investment portfolio. Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the loss is considered to be other than temporary.

Debt

We have entered into interest rate swap arrangements that convert our fixed interest rate expense to a floating rate basis to better align the associated interest rate characteristics to our cash and investments portfolio. The interest rate swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We have designated the issuance of the Senior Notes and Senior Debentures and the related interest rate swap agreements as an integrated transaction. The changes in the fair value of the interest rate swaps are reflected in the carrying value of the interest rate swap on the balance sheet. The carrying value of the debt on the balance sheet is adjusted by an equal and offsetting amount. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change.

We have a $1.0 billion commercial paper program with a supporting $1.0 billion senior unsecured revolving credit facility. This program allows us to obtain favorable short-term borrowing rates. At February 2, 2007, $100 million was outstanding under the commercial paper program, and the weighted-average interest rate on these outstanding short-term borrowings was 5.3%. There were no outstanding advances under the commercial paper program as of October 26, 2007. We use the proceeds of the program and facility for general corporate purposes, including funding DFS growth.

Risk Factors Affecting Our Business and Prospects

There are numerous risk factors that affect our business and the results of our operations. Some of these risks are beyond our control. These risk factors include:

•	general economic, business, and industry conditions;

•	our ability to maintain a cost advantage over our competitors,

•	local economic and labor conditions, political instability, unexpected regulatory changes, trade protection measures, tax laws, copyright levies, and fluctuations in foreign currency exchange rates;

•	our ability to accurately predict product, customer, and geographic sales mix and seasonal sales trends;

•	information technology and manufacturing infrastructure failures;

•	our ability to effectively manage periodic product transitions;

•	our ability to successfully remediate identified internal control deficiencies;

•	our reliance on third-party suppliers for quality product components, including reliance on several single-source or limited-source suppliers;

•	our ability to access the capital markets;

•	litigation and governmental investigations or proceedings arising out of or related to accounting and financial reporting matters;

•	our acquisition of other companies may present new risks;

•	our ability to properly manage the distribution of our products and services;

•	effective hedging of our exposure to fluctuations in foreign currency exchange rates and interest rates;

•	obtaining licenses to intellectual property developed by others on commercially reasonable and competitive terms;

•	our ability to attract, retain, and motivate key personnel;

•	loss of government contracts;

•	expiration of tax holidays or favorable tax rate structures;

•	changing environmental laws; and

•	the effect of armed hostilities, terrorism, natural disasters; and public health issues.

For a discussion of these risk factors affecting our business and prospects, see “Part I — Item 1A — Risk Factors.”

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires certain estimates, assumptions, and judgments to be made that may affect our Consolidated Statement of Financial Position and Consolidated Statement of Income. We believe our most critical accounting policies relate to revenue recognition, warranty accruals, and income taxes. We have discussed the development, selection, and disclosure of our critical accounting policies with the Audit Committee of our Board of Directors. These critical accounting policies and our other accounting policies are also described in Note 1 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Revenue Recognition and Related Allowances — We frequently enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware, software, peripherals, and services. Judgments and estimates are necessary to ensure compliance with GAAP. These judgments relate to the allocation of the proceeds received from an arrangement to the multiple elements, the determination of whether any undelivered elements are essential to the functionality of the delivered elements, and the appropriate timing of revenue recognition. We offer extended warranty and service contracts to customers that extend and/or enhance the technical support, parts, and labor coverage offered as part of the base warranty included with the product. Revenue from extended warranty and service contracts, for which we are obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Revenue from sales of third-party extended warranty and service contracts, for which we are not obligated to perform, is recognized on a net basis at the time of sale, as we do not meet the criteria for gross recognition under Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

Estimates that further impact revenue recognition relate primarily to customer sales returns and allowance for doubtful accounts. Both estimates are reasonably predictable based on historical experience. The primary factors affecting our accrual for estimated customer returns include estimated return rates as well as the number of units shipped that still have a right of return as of the balance sheet date. Factors affecting our allowance for doubtful accounts include historical and anticipated customer default rates of the various aging categories of accounts receivable. Each quarter, we reevaluate our estimates to assess the adequacy of our recorded accruals for customer returns and allowance for doubtful accounts and adjust the amounts as necessary. The expense associated with the allowance for doubtful accounts is recognized as sales, general, and administrative expense.

Warranty — We record warranty liabilities at the time of sale for the estimated costs that may be incurred under the terms of the limited warranty. The specific warranty terms and conditions vary depending upon the product sold and country in which we do business, but generally include technical support, parts, and labor over a period ranging from one to three years. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy our warranty obligation. The anticipated rate of warranty claims is the primary factor impacting our estimated warranty obligation. The other factors are less significant due to the fact that the average remaining aggregate warranty period of the covered installed base is approximately 20 months, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at pre-established amounts with service providers. Warranty claims are reasonably predictable based on historical experience of failure rates. If actual results differ from our estimates, we revise our estimated warranty liability to reflect such changes. Each quarter, we reevaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

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

Recently Issued Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.

ITEM 7A —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Response to this item is included in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

ITEM 8 —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements:
Report of Independent Registered Public Accounting Firm	58
Consolidated Statements of Financial Position at February 2, 2007 and February 3, 2006 (Restated)	61
Consolidated Statements of Income for the fiscal years ended February 2, 2007, February 3, 2006 (Restated), and January 28, 2005 (Restated)	62
Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2007, February 3, 2006 (Restated), and January 28, 2005 (Restated)	63
Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2007, February 3, 2006 (Restated), and January 28, 2005 (Restated)	64
Notes to Consolidated Financial Statements	65
Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts for the fiscal years ended February 2, 2007, February 3, 2006, (Restated) and January 28, 2005 (Restated)	151

All other schedules are omitted because they are not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Dell Inc.:

We have completed integrated audits of Dell Inc.’s consolidated financial statements and of its internal control over financial reporting as of February 2, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dell Inc. and its subsidiaries (the “Company”) at February 2, 2007 and February 3, 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its fiscal 2006 and 2005 consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2007.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of February 2, 2007, because the Company did not maintain an effective control environment due to the failure to maintain a tone and control consciousness that consistently emphasized strict adherence to accounting principles generally accepted in the United States of America and the failure to maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training, and because the Company did not maintain effective controls over the period-end reporting process, including journal entries, account reconciliations, and the accounting for accrued liabilities, reserves and operating expenses, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses as of February 2, 2007 have been identified and included in management’s assessment:

Control environment — The Company did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Specifically:

-	The Company did not maintain a tone and control consciousness that consistently emphasized strict adherence to accounting principles generally accepted in the United States of America. This control deficiency, in some instances, included inappropriate accounting decisions and entries that appear to have been largely motivated to achieve desired accounting results and management override of controls. In a number of instances, information critical to an effective review of transactions and accounting entries was not disclosed to internal and external auditors.

-	The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of accounting principles generally accepted in the United States of America commensurate with the Company’s financial reporting requirements and business environment.

The control environment material weaknesses described above contributed to the material weaknesses related to the Company’s period-end financial reporting process described below.

Period-end financial reporting process — The Company did not maintain effective controls over the period-end financial reporting process, including controls with respect to the review, supervision, and monitoring of accounting operations. Specifically:

-	Journal entries, both recurring and nonrecurring, were not always accompanied by sufficient supporting documentation and were not adequately reviewed and approved for validity, completeness and accuracy;

-	Account reconciliations over balance sheet accounts were not always properly and timely performed, and the reconciliations and their supporting documentation were not consistently reviewed for completeness, accuracy and timely resolution of reconciling items; and

-	The Company did not design and maintain effective controls to ensure the completeness, accuracy and timeliness of the recording of accrued liabilities, reserves and operating expenses.

These material weaknesses resulted in the restatement of the Company’s fiscal 2006 and 2005 annual and interim financial statements and resulted in adjustments, including audit adjustments, to the Company’s fiscal 2007 annual and interim financial statements. Additionally, these material weaknesses could result in misstatements of substantially all of the Company’s financial statement accounts that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of February 2, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of February 2, 2007, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

Austin, Texas
October 29, 2007

DELL INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	February 2,	February 3,
	2007	2006
		As
		Restated

ASSETS
Current assets:
Cash and cash equivalents	$9,546	$7,054
Short-term investments	752	2,016
Accounts receivable, net	4,622	4,082
Financing receivables, net	1,530	1,366
Inventories	660	588
Other	2,829	2,688

Total current assets	19,939	17,794
Property, plant, and equipment, net	2,409	1,993
Investments	2,147	2,686
Long-term financing receivables, net	323	325
Other non-current assets	817	454

Total assets	$25,635	$23,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$188	$65
Accounts payable	10,430	9,868
Accrued and other	7,173	6,240

Total current liabilities	17,791	16,173
Long-term debt	569	625
Other non-current liabilities	2,836	2,407

Total liabilities	21,196	19,205

Commitments and contingencies (Note 9)

Redeemable common stock and capital in excess of $.01 par value; 5 shares issued and outstanding (Note 5)	111	—

Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 3,307 and 2,818, respectively; shares outstanding: 2,226 and 2,330, respectively	10,107	9,503
Treasury stock at cost: 606 and 488 shares, respectively	(21,033)	(18,007)
Retained earnings	15,282	12,699
Accumulated other comprehensive loss	(28)	(101)
Other	—	(47)

Total stockholders’ equity	4,328	4,047

Total liabilities and equity	$25,635	$23,252

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2007	2006	2005
		As	As
		Restated	Restated

Net revenue	$57,420	$55,788	$49,121
Cost of net revenue(1)	47,904	45,897	40,103

Gross margin	9,516	9,891	9,018

Operating expenses:
Selling, general, and administrative(1)	5,948	5,051	4,352
Research, development, and engineering(1)	498	458	460

Total operating expenses	6,446	5,509	4,812

Operating income	3,070	4,382	4,206
Investment and other income, net	275	226	197

Income before income taxes	3,345	4,608	4,403
Income tax provision	762	1,006	1,385

Net income	$2,583	$3,602	$3,018

Earnings per common share:
Basic	$1.15	$1.50	$1.20

Diluted	$1.14	$1.47	$1.18

Weighted-average shares outstanding:
Basic	2,255	2,403	2,509
Diluted	2,271	2,449	2,568

(1)	Cost of revenue and operating expenses for the fiscal year ended February 2, 2007 include stock-based compensation expense pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. See Note 6 of Notes to Consolidated Financial Statements for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2007	2006	2005
		As	As
		Restated	Restated

Cash flows from operating activities:
Net income	$2,583	$3,602	$3,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	471	394	331
Stock-based compensation	368	17	18
Excess tax benefits from stock-based compensation	(80)	—	—
Tax benefits from employee stock plans	—	224	249
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	37	(3)	(16)
Other	61	157	61
Changes in:
Operating working capital	397	(53)	1,772
Non-current assets and liabilities	132	413	388

Net cash provided by operating activities	3,969	4,751	5,821

Cash flows from investing activities:
Investments:
Purchases	(8,343)	(6,796)	(13,006)
Maturities and sales	10,320	11,692	11,843
Capital expenditures	(896)	(747)	(515)
Acquisition of business, net of cash received	(118)	—	—
Proceeds from sale of building	40	—	—

Net cash provided by (used in) investing activities	1,003	4,149	(1,678)

Cash flows from financing activities:
Repurchase of common stock	(3,026)	(7,249)	(4,219)
Issuance of common stock under benefit plans	314	1,051	1,112
Excess tax benefits from stock-based compensation	80	—	—
Issuance of commercial paper, net	100	—	—
Other	(19)	(54)	(22)

Net cash used in financing activities	(2,551)	(6,252)	(3,129)

Effect of exchange rate changes on cash and cash equivalents	71	(73)	46

Net increase in cash and cash equivalents	2,492	2,575	1,060
Cash and cash equivalents at beginning of year	7,054	4,479	3,419

Cash and cash equivalents at end of year	$9,546	$7,054	$4,479

The accompanying notes are an integral part of these consolidated financial statements.

DELL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock and
	Capital in Excess of					Accumulated
	Par Value					Other
	Issued		Treasury Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Loss	Other	Total

Balances at January 30, 2004 (Reported)	2,721	$6,823	165	$(6,539)	$6,131	$(83)	$(52)	$6,280
Cumulative impact of restatement	—	—	—	—	(52)	10	—	(42)

Balances at January 30, 2004 (Restated)	2,721	6,823	165	(6,539)	6,079	(73)	(52)	6,238
Net income	—	—	—	—	3,018	—	—	3,018
Change in net unrealized loss on investments, net of taxes of $16	—	—	—	—	—	(52)	—	(52)
Foreign currency translation adjustments	—	—	—	—	—	1	—	1
Change in net unrealized loss on derivative instruments, net of taxes of $21	—	—	—	—	—	46	—	46

Total comprehensive income								3,013
Stock issuances under employee plans, including tax benefits	48	1,372	—	—	—	—	—	1,372
Repurchases	—	—	119	(4,219)	—	—	—	(4,219)
Other	—	—	—	—	—	—	8	8

Balances at January 28, 2005 (Restated)	2,769	8,195	284	(10,758)	9,097	(78)	(44)	6,412
Net income	—	—	—	—	3,602	—	—	3,602
Change in net unrealized loss on investments, net of taxes of $1	—	—	—	—	—	(24)	—	(24)
Foreign currency translation adjustments	—	—	—	—	—	(8)	—	(8)
Change in net unrealized loss on derivative instruments, net of taxes of $4	—	—	—	—	—	9	—	9

Total comprehensive income								3,579
Stock issuances under employee plans, including tax benefits	49	1,308	—	—	—	—	—	1,308
Repurchases	—	—	204	(7,249)	—	—	—	(7,249)
Other	—	—	—	—	—	—	(3)	(3)

Balances at February 3, 2006 (Restated)	2,818	9,503	488	(18,007)	12,699	(101)	(47)	4,047
Net income	—	—	—	—	2,583	—	—	2,583
Change in net unrealized loss on investments, net of taxes of $12	—	—	—	—	—	31	—	31
Foreign currency translation adjustments	—	—	—	—	—	(11)	—	(11)
Change in net unrealized gain on derivative instruments, net of taxes of $11	—	—	—	—	—	30	—	30
Valuation of retained interests in securitized assets, net of taxes of $7	—	—	—	—	—	23	—	23

Total comprehensive income	—	—	—	—	—	—	—	2,656
Stock issuances under employee plans	14	196	—	—	—	—	—	196
Repurchases	—	—	118	(3,026)	—	—	—	(3,026)
Stock-based compensation expense under SFAS 123(R)	—	368	—	—	—	—	—	368
Tax benefit from employee stock plans	—	56	—	—	—	—	—	56
Other and shares issued to subsidiaries	475	(16)	—	—	—	—	47	31

Balances at February 2, 2007	3,307	$10,107	606	$(21,033)	$15,282	$(28)	$—	$4,328

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	Description of Business and Summary of Significant Accounting Policies

Description of Business — Dell Inc., a Delaware corporation, and its consolidated subsidiaries (collectively referred to as “Dell”) designs, develops, manufactures, markets, sells, and supports a wide range of computer systems and services that are customized to customer requirements. Dell offers a broad range of product categories, including desktop computer systems, servers and networking products, mobility products, software and peripherals, and enhanced services. Dell markets and sells its products and services directly to its customers, which include large corporate, government, healthcare, and education accounts, as well as small-to-medium businesses and individual customers.

Fiscal Year — Dell’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal year ending February 2, 2007 included 52 weeks. The fiscal year ending February 3, 2006 included 53 weeks, and the fiscal year ending January 28, 2005 included 52 weeks.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Dell and its wholly-owned and controlled majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions and balances have been eliminated.

Dell is currently a partner in Dell Financial Services L.P. (“DFS”), a joint venture with CIT Group, Inc. (“CIT”). The joint venture allows Dell to provide its customers with various financing alternatives. Dell consolidates DFS’ financial results in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”) as Dell is the primary beneficiary. See Note 7 of Notes to Consolidated Financial Statements.

Use of Estimates — The preparation of financial statements in accordance with GAAP requires the use of management’s estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year-end, and the reported amounts of revenues and expenses during the fiscal year. Actual results could differ from those estimates.

Cash and Cash Equivalents — All highly liquid investments, including credit card receivables, with original maturities of three months or less at date of purchase are carried at cost, which approximates fair value, and are considered to be cash equivalents. All other investments not considered to be cash equivalents are separately categorized as investments.

Investments — Dell’s investments in debt securities and publicly traded equity securities are classified as available-for-sale and are reported at fair value (based on quoted market prices) using the specific identification method. Unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity. Realized gains and losses on investments are included in investment and other income, net when realized. All other investments are initially recorded at cost, and any impairment loss to reduce an investment’s carrying amount to its fair market value is recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

Financing Receivables — Financing receivables primarily consist of fixed-term loans and leases and revolving loans. Dell sells certain finance receivables to unconsolidated qualifying special purpose entities in securitization transactions. These receivables are removed from the Consolidated Statement of Financial Position at the time they are sold. Receivables are considered sold when the receivables are transferred beyond the reach of Dell’s creditors, the transferee has the right to pledge or exchange the assets, and Dell has surrendered control over the rights and obligations of the receivables. Gains and losses from the sale of fixed-term loans and leases and revolving loans are recognized in the period the sale occurs, based upon the relative fair value of the assets sold and the remaining retained interests.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Foreign Currency Translation — The majority of Dell’s international sales are made by international subsidiaries, most of which have the U.S. dollar as their functional currency. Dell’s subsidiaries that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. Revenue and expenses from these international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur. The resulting gains and losses from these foreign currency translation adjustments totaled a $33 million loss, $22 million loss, and $14 million loss at February 2, 2007, February 3, 2006 and January 28, 2005, respectively, and are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

Hedging Instruments — Dell applies Statement of Financial Accounting Standards (“SFAS”) No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires Dell to recognize all derivatives as either assets or liabilities in its Consolidated Statements of Financial Position and measure those instruments at fair value. Dell uses derivative instruments to hedge foreign exchange risk and interest rate risk.

Dell uses purchased option and forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in its forecasted transactions denominated in currencies other than the U.S. dollar. According to SFAS 133, designated hedging instruments qualify for cash flow hedge accounting if all of the following criteria are met: at inception of the hedge, there is formal documentation of the hedging relationship and the entity’s risk management objective for undertaking the hedge; both at hedge inception and on an ongoing basis, the hedging relationship is expected to be highly effective; the forecasted transaction is specifically identified; the occurrence of the forecasted transaction is probable; and the forecasted transaction is a transaction with a party external to the reporting entity. If the derivative qualifies for cash flow hedge accounting, the effective portion of the change in the fair value of the derivative is initially deferred in comprehensive income (loss), net of tax. The ineffective portion of the change in the fair value of a cash flow hedge is recognized currently in earnings and is reported as a component of investment and other income, net. Dell also uses forward contracts to hedge monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. These contracts are not designated as hedging instruments under SFAS 133, and therefore, the change in the instrument’s fair value is recognized currently in earnings and is reported as a component of investment and other income, net.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dell’s interest rate swap agreements are designated as fair value hedges. See Note 3 of Notes to Consolidated Financial Statements below for further discussion of hedging instruments.

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

Revenue Recognition — Net revenue includes sales of hardware, software and peripherals, and services (including extended service contracts and professional services). These products and services are sold either separately or as part of a multiple-element arrangement. Dell allocates revenue from multiple-element arrangements to the elements based on the relative fair value of each element, which is generally based on the relative sales price of each element when sold separately. The allocation of fair value for a multiple-element arrangement involving software is based on vendor specific objective evidence (“VSOE”), or in the absence of VSOE for delivered elements, the residual method. Under the residual method, Dell allocates revenue to software licenses at the inception of the license term when VSOE for all undelivered elements, such as Post Contract Customer Support (“PCS”), exists and all other revenue recognition criteria have been satisfied. In the absence of VSOE for undelivered elements, revenue is deferred and subsequently recognized over the term of the arrangement. For sales of extended warranties with a separate contract price, Dell defers revenue equal to the separately stated price. Revenue associated with undelivered elements is deferred and recorded when delivery occurs. Product revenue is recognized, net of an allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Revenue from extended warranty and service contracts, for which Dell is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Revenue from sales of third-party extended warranty and service contracts or software PCS, for which Dell is not obligated to perform, and for which Dell does not meet the criteria for gross revenue recognition under EITF 99-19 is recognized on a net basis. All other revenue is recognized on a gross basis.

Dell defers the cost of shipped products awaiting revenue recognition until the goods are delivered and revenue is recognized. In-transit product shipments to customers totaled $424 million and $417 million as of February 2, 2007 and February 3, 2006, respectively, and are included in other current assets on Dell’s Consolidated Statement of Financial Position.

Warranty — Dell records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. The specific warranty terms and conditions vary depending upon the product sold and country in which Dell does business, but generally includes technical support, parts, and labor over a period ranging from one to three years. Factors that affect Dell’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy Dell’s warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the estimated warranty obligation. The other factors are less significant due to the fact that the average remaining aggregate warranty period of the covered installed base is approximately 20 months, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at pre-established amounts with service providers. Warranty claims are relatively predictable based on historical experience of failure rates. If actual results differ from the estimates, Dell revises its estimated warranty liability. Each quarter, Dell reevaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Vendor Rebates — Dell may receive consideration from vendors in the normal course of business. Certain of these funds are rebates of purchase price paid and others are related to reimbursement of costs incurred by Dell to sell the vendor’s products. Dell’s policy for accounting for these funds is in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

from a Vendor. The funds are recognized as a reduction of cost of goods sold and inventory if the funds are a reduction of the price of the vendor’s products. If the consideration is a reimbursement of costs incurred by Dell to sell or develop the vendor’s products, then the consideration is classified as a reduction of that cost in the income statement, most often operating expenses. In order to be recognized as a reduction of operating expenses, the reimbursement must be for a specific, incremental, identifiable cost incurred by Dell in selling or developing the vendor’s products or services.

Shipping Costs — Dell’s shipping and handling costs are included in cost of sales in the accompanying Consolidated Statements of Income for all periods presented.

Selling, General, and Administrative — Selling expenses include items such as sales commissions, marketing and advertising costs, and contractor services. Advertising costs are expensed as incurred and were $836 million, $773 million, and $582 million during Fiscal 2007, 2006, and 2005, respectively. General and administrative expenses include items for Dell’s administrative functions, such as Finance, Legal, Human Resources, and information technology support. These functions include costs for items such as salaries, maintenance and supplies, insurance, depreciation expense, and allowance for doubtful accounts.

Research, Development, and Engineering Costs — Research, development, and engineering costs are expensed as incurred, in accordance with SFAS 2, Accounting for Research and Development Costs. Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

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

Comprehensive Income — Dell’s comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified as available-for-sale, unrealized gains and losses related to the change in valuation of retained interests in securitized assets, foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. Upon the adoption of SFAS 155, all gains and losses in valuation of retained interests in securitized assets are recognized in income immediately and no longer included in accumulated other comprehensive income beginning the first quarter Fiscal 2008.

Earnings Per Common Share — Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive. Accordingly, certain employee stock options have been excluded from the calculation of diluted earnings per share totaling 268 million, 127 million, and 103 million shares during Fiscal 2007, 2006, and 2005, respectively.

In December 2006, Dell modified the organizational structure of certain subsidiaries to achieve more integrated Dell global operations and to provide various financial, operational, and tax efficiencies. In connection with this internal restructuring, Dell issued 475 million shares of common stock to a wholly-

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

owned subsidiary. Pursuant to Accounting Research Bulletin 51, Consolidated Financial Statements (as amended), these shares are not considered to be outstanding on Dell’s consolidated financial statements.

The following table sets forth the computation of basic and diluted earnings per share for each of the past three fiscal years:

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2007	2006	2005
		As	As
		Restated	Restated
	(in millions, except per share amounts)

Numerator:
Net income	$2,583	$3,602	$3,018
Denominator:
Weighted-average shares outstanding:
Basic	2,255	2,403	2,509
Effect of dilutive options, restricted stock units, restricted stock, and other	16	46	59

Diluted	2,271	2,449	2,568

Earnings per common share:
Basic	$1.15	$1.50	$1.20
Diluted	$1.14	$1.47	$1.18

Stock-Based Compensation — At February 2, 2007, Dell had four stock-based compensation plans and an employee stock purchase plan with outstanding stock or stock options.

Effective February 4, 2006, Dell adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method which does not require revising the presentation in prior periods for stock-based compensation. Under this transition method, stock-based compensation expense for Fiscal 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested at February 4, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after February 3, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Dell recognizes this compensation expense net of an estimated forfeiture rate over the requisite service period of the award, which is generally the vesting term of five years for stock options and five-to-seven years for restricted stock awards. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. Dell has applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Note 6 of Notes to Consolidated Financial Statements for further discussion of stock-based compensation.

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

Recently Issued Accounting Pronouncements — In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”), which is an amendment of SFAS 133, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Liabilities — a replacement of FASB Statement No. 125 (“SFAS 140”). SFAS 155 allows Dell to elect to account for financial instruments with embedded derivatives as a whole on a fair value basis, instead of bifurcating the derivative from the host financial instrument. This statement also requires Dell to evaluate its interest in securitized financial assets to identify any freestanding derivatives and embedded derivatives, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event after the beginning of Dell’s Fiscal 2008. Dell determined that its retained interest in securitized assets contains embedded derivatives and elected to account for the entire asset on a fair value basis. The fair value basis did not have a material effect on Dell’s results of operations, financial position, or cash flows.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Dell adopted this Interpretation in the first quarter of Fiscal 2008, and this adoption resulted in a decrease to stockholders’ equity of approximately $62 million. In addition, consistent with the provisions of FIN 48, Dell changed the classification of $1.1 billion of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses the process of quantifying financial statement misstatements; however, it does not address how to assess materiality in interim financial statements. SAB 108 establishes the dual approach for the evaluation of the impact of financial statement misstatements. SAB 108 was effective for Dell’s Fiscal 2007. There was no impact on Dell’s results of operations, financial position, or cash flows due to the adoption of SAB 108. However, this guidance was considered in the determination by Dell to restate its previously issued financial statements as discussed in Note 2 of Notes to Consolidated Financial Statements.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Reclassifications — To maintain comparability among the periods presented, Dell has revised the presentation of certain prior period amounts reported within the Notes to Consolidated Financial Statements. For further discussion regarding the presentation of service obligations honored, see Note 8 of Notes to Consolidated Financial Statements and for a detailed discussion addressing the change in classification of enhanced services see Note 10 of Notes to Consolidated Financial Statements.

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Restatement Adjustments

As a result of the issues identified in the Audit Committee independent investigation, as well as issues identified in additional reviews and procedures conducted by management, the Audit Committee, in consultation with management and PricewaterhouseCoopers LLP, concluded on August 13, 2007 that Dell’s previously issued financial statements for Fiscal 2003, 2004, 2005, and 2006 (including the interim periods within those years), and the first quarter of Fiscal 2007, should no longer be relied upon because of certain accounting errors and irregularities in those financial statements. Accordingly, Dell has restated its previously issued financial statements for those periods. Restated financial information is presented in this report.

The cumulative adjustments required to correct the errors and irregularities in the financial statements prior to Fiscal 2005 are reflected in the restated retained earnings as of the end of Fiscal 2004, as shown in the Statement of Stockholders’ Equity. The cumulative effect of those adjustments reduced retained earnings by $52 million at January 31, 2004.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The nature of the restatement adjustments and the impact of the adjustments to Fiscal 2006 are shown in the following table:

	Fiscal 2006
		Adjustments
		Revenue			Other	Provision
		recognition			reserves	for
	As	Software		Warranty	and	income	As
	Reported	sales	Other	liabilities	accruals	tax(a)	Restated
	(in millions, except per share data)

Net revenue	$55,908	$(248)	$130	$—	$(2)	$—	$55,788
Cost of net revenue	45,958	(244)	124	52	7	—	45,897

Gross margin	9,950	(4)	6	(52)	(9)	—	9,891

Operating expenses:
Selling, general, and administrative	5,140	—	1	—	(90)	—	5,051
Research, development, and engineering	463	—	—	(1)	(4)	—	458

Total operating expenses	5,603	—	1	(1)	(94)	—	5,509

Operating income	4,347	(4)	5	(51)	85	—	4,382
Investment and other income, net	227	—	11	(4)	(8)	—	226

Income before income taxes	4,574	(4)	16	(55)	77	—	4,608
Income tax provision	1,002					4	1,006

Net income	$3,572						$3,602

Earnings per common share:
Basic	$1.49						$1.50

Diluted	$1.46						$1.47

Weighted-average shares outstanding:
Basic	2,403						2,403
Diluted	2,449						2,449

(a)	Primarily represents the aggregate tax impact of the adjustments.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The nature of the restatement adjustments and the impact of the adjustments to Fiscal 2005 are shown in the following table:

	Fiscal 2005
		Adjustments
		Revenue			Other	Provision
		recognition			reserves	for
	As	Software		Warranty	and	income	As
	Reported	sales	Other	liabilities	accruals	tax(a)	Restated
	(in millions, except per share data)

Net revenue	$49,205	$(105)	$21	$—	$—	$—	$49,121
Cost of net revenue	40,190	(93)	21	21	(36)	—	40,103

Gross margin	9,015	(12)	—	(21)	36	—	9,018

Operating expenses:
Selling, general, and administrative	4,298	—	—	—	54	—	4,352
Research, development, and engineering	463	—	—	—	(3)	—	460

Total operating expenses	4,761	—	—	—	51	—	4,812

Operating income	4,254	(12)	—	(21)	(15)	—	4,206
Investment and other income, net	191	—	1	—	5	—	197

Income before income taxes	4,445	(12)	1	(21)	(10)	—	4,403
Income tax provision	1,402					(17)	1,385

Net income	$3,043						$3,018

Earnings per common share:
Basic	$1.21						$1.20

Diluted	$1.18						$1.18

Weighted-average shares outstanding:
Basic	2,509						2,509
Diluted	2,568						2,568

(a)	Primarily represents the aggregate tax impact of the adjustments

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Warranty Liabilities

The issues related to Dell’s warranty liabilities include situations where certain vendor reimbursement agreements were incorrectly accounted for as a reduction in the estimate of the outstanding warranty liabilities. There were also instances where warranty reserves in excess of the estimated warranty liability, as calculated by the warranty liability estimation process, were retained and not released to the income statement as appropriate. Additionally, certain adjustments in the warranty liability estimation process were identified where expected future costs or estimated failure rates were not accurate.

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Statement of Financial Position Adjustments

In addition to the income statement adjustments described above, certain Statement of Financial Position classification adjustments were also identified. These include (i) correcting the classification of advances under credit facilities by DFS from other current and non-current liabilities to short-term borrowings and long-term debt as appropriate; (ii) correcting the presentation of liabilities for estimated litigation settlements by presenting estimated insurance recoveries as a receivable from the insurance carriers rather

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

than as a reduction of the estimated settlement liability; (iii) correcting an error in the calculation and recording of the tax benefit of employee stock options which had an offsetting impact on accrued and other liabilities and stockholders equity; (iv) adjusting the fair value of long-term debt, where the interest rate is hedged with interest rate swap agreements; and (v) adjusting deferred revenue to record professional and deployment services impacting accounts receivable and accrued and other liabilities. These balance sheet corrections in classifications are included in the adjustments column above.

Statement of Cash Flows

The following table presents the major subtotals for Dell’s Consolidated Statement of Cash Flows and the related impact of the restatement adjustments discussed above for Fiscal 2006 and 2005:

	Fiscal Year Ended
	February 3, 2006		January 28, 2005
	As	As	As	As
	Reported	Restated	Reported	Restated
	(in millions)

Net cash provided by (used in):
Net income	$3,572	$3,602	$3,043	$3,018
Non-cash adjustments	912	789	59	643
Changes in working capital	(67)	(53)	1,755	1,772
Changes in noncurrent assets and liabilities	422	413	453	388

Operating activities	4,839	4,751	5,310	5,821
Investing activities	3,878	4,149	(2,317)	(1,678)
Financing activities	(6,226)	(6,252)	(3,128)	(3,129)
Effect of exchange rate changes on cash and cash equivalents(a)	(196)	(73)	565	46

Net increase in cash and cash equivalents	2,295	2,575	430	1,060
Cash and cash equivalents at beginning of year	4,747	4,479	4,317	3,419

Cash and cash equivalents at end of year	$7,042	$7,054	$4,747	$4,479

(a)	The cash flows have been revised to reflect a closer approximation of the weighted-average exchange rates during the reporting periods. For most periods, this revision reduced the previously reported effect of exchange rate changes on cash and cash equivalents with an offsetting change in effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies and changes in operating working capital included in cash flows from operating activities.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Comprehensive Income

The following table presents the impact of the restatement adjustments discussed above on Dell’s comprehensive income for Fiscal 2006 and 2005:

	Fiscal Year Ended
	February 3, 2006		January 28, 2005
	As	As	As	As
	Reported	Restated	Reported	Restated
	(in millions)

Comprehensive income:
Net income	$3,572	$3,602	$3,043	$3,018
Unrealized gains on foreign currency hedging instruments	11	9	52	46
Unrealized losses on marketable securities	(24)	(24)	(52)	(52)
Foreign currency translations adjustments	(8)	(8)	1	1

Comprehensive income	$3,551	$3,579	$3,044	$3,013

Cumulative Restatement Adjustments to Previously Reported Beginning Retained Earnings by Category

The following table presents the impact of adjustments on previously reported beginning retained earnings for Fiscal 2006, Fiscal 2005, Fiscal 2004, and Fiscal 2003.

	February 3,	January 28,	January 30,	January 31,
	2006	2005	2004	2003
	(in millions)

Beginning retained earnings as reported	$9,174	$6,131	$3,486	$1,364
Revenue Recognition:
Software	(21)	(9)	(7)	(2)
Other	(216)	(217)	(102)	(64)

Revenue Recognition	(237)	(226)	(109)	(66)

Warranty Liabilities	202	223	129	31
Restructuring Reserves	(18)	(18)	(14)	80
Other	(45)	(35)	(49)	32
(Provision) benefit for income taxes	21	4	11	(18)

Cumulative adjustments to beginning retained earnings	(77)	(52)	(32)	59

Beginning retained earnings as restated	$9,097	$6,079	$3,454	$1,423

NOTE 3 —	Financial Instruments

Disclosures About Fair Values of Financial Instruments

The fair value of investments and related interest rate derivative instruments has been estimated based upon market quoted rates. The fair value of foreign currency forward contracts has been estimated using market quoted rates of foreign currencies at the applicable balance sheet date. The estimated fair value of foreign currency purchased option contracts is based on market quoted rates at the applicable balance sheet date and the Black-Scholes option pricing model. The estimates presented herein are not necessarily indicative of the amounts that Dell could realize in a current market exchange. Changes in assumptions could significantly affect the estimates.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash and cash equivalents, accounts receivable, accounts payable, and accrued and other liabilities are reflected in the accompanying Consolidated Statements of Financial Position at cost, which approximates fair value because of the short-term maturity of these assets and liabilities.

Investments

The following table summarizes by major security type the fair value and cost of Dell’s investments. All investments with remaining maturities in excess of one year are recorded as long-term investments in the accompanying Consolidated Statements of Financial Position.

	February 2, 2007			February 3, 2006
	Fair		Unrealized	Fair		Unrealized
	Value	Cost	Gain (Loss)	Value	Cost	Gain (Loss)
				As Restated
	(in millions)

Debt securities:
U.S. government and agencies	$1,424	$1,449	$(25)	$2,501	$2,547	$(46)
U.S. corporate	1,163	1,170	(7)	1,638	1,657	(19)
International corporate	156	159	(3)	352	359	(7)
State and municipal governments	41	41	—	115	115	—

Debt securities	2,784	2,819	(35)	4,606	4,678	(72)
Equity and other securities	115	109	6	96	96	—

Investments	$2,899	$2,928	$(29)	$4,702	$4,774	$(72)

Short-term	$752	$756	$(4)	$2,016	$2,028	$(12)
Long-term	2,147	2,172	(25)	2,686	2,746	(60)

Investments	$2,899	$2,928	$(29)	$4,702	$4,774	$(72)

At February 2, 2007, Dell had 762 debt investment positions that had fair values below their carrying values for a period of less than 12 months. The fair value and unrealized losses on these debt investment positions totaled $1.5 billion and $21 million, respectively, at February 2, 2007. At February 2, 2007, Dell had 329 investment positions that had fair values below their carrying values for a period of more than 12 months. The fair value and unrealized losses on these investment positions totaled $800 million and $15 million, respectively, at February 2, 2007. The unrealized losses are due to changes in interest rates and are expected to be recovered over the contractual term of the instruments.

The following table summarizes Dell’s realized gains and losses on investments:

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2007	2006	2005
		As	As
		Restated	Restated
	(in millions)

Gains	$9	$13	$40
Losses	(14)	(15)	(34)

Net realized (loss) gain	$(5)	$(2)	$6

Dell routinely enters into securities lending agreements with financial institutions in order to enhance investment income. Dell requires that the loaned securities be collateralized in the form of cash or securities for values which generally exceed the value of the loaned security. At February 2, 2007, there were no securities on loan.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Foreign Currency Instruments

Dell uses purchased option contracts and forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in its forecasted transactions denominated in currencies other than the U.S. dollar. Hedged transactions include international sales by U.S. dollar functional currency entities, foreign currency denominated purchases of certain components, and intercompany shipments to some international subsidiaries. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is entered into until the time it is settled. These contracts typically expire in 12 months or less.

If the derivative is designated as a cash flow hedge and qualifies for hedge accounting, the effective portion of the change in the fair value of the derivative is initially deferred in comprehensive income (loss) net of tax. These amounts are subsequently recognized in income as a component of net revenue or cost of revenue in the same period the hedged transaction affects earnings. The ineffective portion of the change in fair value of a cash flow hedge is recognized currently in earnings and is reported as a component of investment and other income, net. Dell assesses hedge effectiveness both at the onset of the hedge as well as at the end of each fiscal quarter throughout the life of the derivative. Hedge ineffectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity relative to the cumulative change in fair value of the forecasted transaction. Dell recorded hedge ineffectiveness income of $2 million, $3 million, and $5 million during Fiscal 2007, Fiscal 2006, and Fiscal 2005, respectively. During Fiscal 2007, 2006, and 2005, Dell did not discontinue any cash flow hedges that had a material impact on Dell’s results of operations as substantially all forecasted foreign currency transactions were realized in Dell’s actual results.

At February 2, 2007, Dell held purchased foreign currency option contracts with a notional amount of approximately $3.4 billion, a net asset value of $90 million, and a net unrealized loss of $14 million, net of taxes. At February 2, 2007, Dell held foreign currency forward contracts with a notional amount of approximately $3.0 billion, a net liability value of $15 million and a net unrealized gain of $27 million, net of taxes.

At February 3, 2006, Dell held purchased foreign currency option contracts with a notional amount of approximately $3.3 billion, a net asset value of $145 million and a net unrealized gain of $1 million, net of taxes. At February 3, 2006, Dell held foreign currency forward contracts with a notional amount of approximately $3.3 billion, a net asset value of $1 million and a net unrealized loss of $18 million, net of taxes. Changes in the aggregate unrealized net gain (loss) of Dell’s cash flow hedges that are recorded as a component of comprehensive income (loss), net of tax are presented in the table below. Dell expects to reclassify substantially all of the amount recorded in comprehensive income (loss) at February 2, 2007 into earnings during the next fiscal year providing an offsetting economic impact against the underlying transactions.

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2007	2006	2005
		As	As
		Restated	Restated
	(in millions)

Aggregate unrealized net loss at beginning of year	$(17)	$(26)	$(72)
Net (losses) gains reclassified to earnings	(260)	225	(356)
Change in fair value of cash flow hedges	290	(216)	402

Aggregate unrealized net gain (loss) at end of year	$13	$(17)	$(26)

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dell also uses forward contracts to hedge monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. These contracts are not designated as hedging instruments under SFAS 133, and therefore, the change in the instrument’s fair value is recognized currently in earnings and is reported as a component of investment and other income, net. The change in the fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. These contracts generally expire in three months or less.

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

At February 2, 2007 $100 million was outstanding under the commercial paper program and was due within 90 days. The weighted-average interest rate on these outstanding short-term borrowings was 5.3% at February 2, 2007. There were no outstanding advances under the commercial paper program as of October 26, 2007. Dell uses the proceeds of the program and facility for general corporate purposes, including funding DFS growth.

DFS Credit Facilities

DFS maintains credit facilities with CIT that provide a maximum capacity of $750 million to fund leased equipment. These borrowings are secured by DFS’ assets and contain certain customary restrictive covenants. Interest on the outstanding loans is paid quarterly and calculated based on an average of the two- and three-year U.S. Treasury Notes plus 4.45%. DFS is required to make quarterly payments if the value of the leased equipment securing the loans is less than the outstanding principal balance. At February 2, 2007 and February 3, 2006, outstanding advances from CIT totaled $122 million and $133 million, respectively, of which $87 million and $63 million, respectively, is included in short-term borrowings and $35 million and $70 million, respectively, is included in long-term debt on Dell’s Consolidated Statements of Financial Position. The credit facilities expire on the earlier of (i) the dissolution of DFS; (ii) the purchase of CIT’s ownership interest in DFS; or (iii) the acceleration of the maturity of the debt by CIT arising from a default.

Vendor Financing

Dell had a vendor financing plan with a third party where participating vendors could elect to have their payables paid early by the third party as compared to Dell’s standard payment terms. Vendors who elected to participate in this plan could take a discount on their invoices to accelerate the timing of payment. This discount, net of the third party’s cost of funds, was allocated between the third party and Dell. This plan was terminated in the first quarter of Fiscal 2006. Discounted invoices paid by the program are estimated to be $200 million and $1.0 billion in Fiscal 2006 and 2005, respectively. Dell recognized the amounts due to the third party as short-term borrowings in the Consolidated Statement of Financial Position and the payments

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to the third party were recognized as cash outflows from operating activities in the Consolidated Statement of Cash Flows.

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

Dell’s inability to timely file its periodic reports with the SEC constituted a technical breach of the covenants to which the Senior Notes and the Senior Debentures are subject. Those covenants specify that a “Notice of Default” must be issued, and Dell must have failed to cure the deficiency within 90 days of the notice, before the debt is callable by the holders. Because Dell has not received a “Notice of Default,” Dell is not in default of these debt covenants; therefore, the Senior Notes and the Senior Debentures are classified as long-term liabilities at February 2, 2007. With the filing of its past due periodic reports with the SEC, Dell is no longer in breach of the covenants.

Concurrent with the issuance of the Senior Notes and Senior Debentures, Dell entered into interest rate swap agreements converting Dell’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London Interbank Offered Rates plus 0.4% and 0.8% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, Dell’s effective interest rates for the Senior Notes and Senior Debentures were 5.8% and 6.1%, respectively, for Fiscal 2007.

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 —	Income Taxes

The provision for income taxes consists of the following:

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2007	2006	2005
		As	As
		Restated	Restated
	(in millions)

Current:
Domestic	$846	$1,141	$881
Foreign	178	263	215
Tax repatriation (benefit) charge	—	(85)	280
Deferred	(262)	(313)	9

Provision for income taxes	$762	$1,006	$1,385

Income before income taxes included approximately $2.6 billion, $3.0 billion, and $2.3 billion related to foreign operations in Fiscal 2007, 2006, and 2005, respectively. On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. Among other items, the Act created a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%, versus the U.S. federal statutory rate of 35%. In the fourth quarter of Fiscal 2005, Dell recorded an initial estimated income tax charge of $280 million based on the decision to repatriate $4.1 billion of foreign earnings. This tax charge included an amount relating to a drafting oversight that Congressional leaders expected to correct in calendar year 2005. On May 10, 2005, the Department of Treasury issued further guidance that addressed the drafting oversight. In the second quarter of Fiscal 2006, Dell reduced its original estimate of the tax charge by $85 million as a result of the guidance issued by the Treasury Department in May 2005. As of February 3, 2006, Dell had completed the repatriation of the $4.1 billion in foreign earnings. No foreign income was repatriated during Fiscal 2007.

Deferred taxes have not been recorded on the excess book basis in the amount of approximately $7.9 billion in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future and are expected to be permanent in duration. These basis differences arose primarily through the undistributed book earnings of the subsidiaries that Dell intends to reinvest indefinitely. The basis differences could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries as well as various other events. Net of available foreign tax credits, residual income tax of approximately $2.4 billion would be due upon a reversal of this excess book basis.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of Dell’s net deferred tax asset are as follows:

	Fiscal Year Ended
	February 2,	February 3,
	2007	2006
		As
		Restated
	(in millions)

Deferred tax assets:
Deferred revenue	$440	$408
Inventory and warranty provisions	128	169
Investment impairments and unrealized gains	—	21
Provisions for product returns and doubtful accounts	51	46
Capital loss	13	15
Leasing and financing	222	120
Credit carryforwards	22	—
Stock-based and deferred compensation	145	32
Other	159	93

Deferred tax assets	1,180	904
Deferred tax liabilities:
Property and equipment	(96)	(108)
Acquired intangibles	(16)	—
Other	(39)	(33)

Deferred tax liabilities	(151)	(141)
Valuation allowance	(28)	(7)

Net deferred tax asset	$1,001	$756

Current portion (included in other current assets)	$445	$442
Non-current portion (included in other non-current assets)	556	314

Net deferred tax asset	$1,001	$756

A portion of Dell’s foreign operations operate at a reduced tax rate or free of tax under various tax holidays which expire in whole or in part during Fiscal 2010 through 2019. Many of these holidays may be extended when certain conditions are met. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $282 million ($0.13 per share) in Fiscal 2007, $368 million ($0.15 per share) in Fiscal 2006, and $279 million ($0.11 per share) in Fiscal 2005.

In March 2007, China announced a broad program to reform tax rates and incentives effective January 1, 2008, including introduction of phased-in transition rules that could significantly alter the Chinese tax landscape for U.S. companies operating in China. Clarification of the rules is expected to be issued in late Fiscal 2008.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effective tax rate differed from the statutory U.S. federal income tax rate as follows:

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2007	2006	2005
		As	As
		Restated	Restated

Effective tax rate:
U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign income taxed at different rates	(17.8)	(13.9)	(11.7)
Tax repatriation (benefit) charge	—	(1.9)	6.4
Foreign earnings subject to U.S. taxation	2.9	1.6	0.7
Imputed intercompany charges	2.0	1.2	—
Other	0.7	(0.2)	1.1

Effective tax rate	22.8%	21.8%	31.5%

The increase in Dell’s Fiscal 2007 effective tax rate, compared to Fiscal 2006, is due to the $85 million tax reduction in the second quarter of Fiscal 2006 offset by a higher proportion of its operating profits being generated in lower foreign tax jurisdictions during Fiscal 2007 as compared to a year ago. The decrease in Dell’s Fiscal 2006 effective tax rate, compared to Fiscal 2005, is due to the aforementioned tax repatriation charge and a higher proportion of operating profits attributable to foreign jurisdictions which are taxed at lower rates.

NOTE 5 —	Capitalization

Preferred Stock

Authorized Shares — Dell has the authority to issue five million shares of preferred stock, par value $.01 per share. At February 2, 2007 and February 3, 2006, no shares of preferred stock were issued or outstanding.

Series A Junior Participating Preferred Stock — In conjunction with the distribution of Preferred Share Purchase Rights (see below), Dell’s Board of Directors designated 200,000 shares of preferred stock as Series A Junior Participating Preferred Stock (“Junior Preferred Stock”) and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. The Preferred Share Purchase Rights expired on November 29, 2005, and Dell’s Board of Directors eliminated the previously designated and reserved shares on February 1, 2006. At February 2, 2007 and February 3, 2006, no shares of Junior Preferred Stock were issued or outstanding.

Redeemable Common Stock

Dell inadvertently failed to register with the SEC the sale of some shares under certain employee benefit plans. As a result, certain purchasers of common stock pursuant to those plans may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. At February 2, 2007, Dell has classified 5 million shares ($111 million) that may be subject to the rescissionary rights outside stockholders’ equity, because the redemption features are not within the control of Dell. These shares have always been treated as outstanding for financial reporting purposes.

Common Stock

Authorized Shares — At February 2, 2007, Dell is authorized to issue 7.0 billion shares of common stock, par value $.01 per share.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Share Repurchase Program — Dell has a share repurchase program that authorizes it to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under Dell’s equity compensation plans. However, Dell does not currently have a policy that requires the repurchase of common stock in conjunction with stock-based payment arrangements. At February 2, 2007, Dell’s share repurchase program authorized the purchase of common stock at an aggregate cost not to exceed $30.0 billion. As of the end of Fiscal 2007, Dell had cumulatively repurchased 1.5 billion shares for an aggregate cost of approximately $28.6 billion. During Fiscal 2007, Dell repurchased approximately 118 million shares of common stock for an aggregate cost of $3.0 billion before temporarily suspending the share repurchase program in September 2006. Dell expects to recommence its share repurchase program in the fourth quarter of Fiscal 2008.

Preferred Share Purchase Rights

In December 1995, Dell distributed a dividend of one Preferred Share Repurchase Right for each outstanding share of common stock. Dell issued shares of common stock with accompanying Preferred Share Purchase Rights until the rights expired on November 29, 2005.

NOTE 6	— Benefit Plans

Description of the Plans

Employee Stock Purchase Plan — Dell has a shareholder approved employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of Dell’s common stock. Prior to July 1, 2005, participating employees were permitted to purchase common stock through payroll deductions at the end of each six-month participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Effective July 1, 2005, the plan was amended to allow participating employees to purchase common stock through payroll deductions at the end of each three-month participation period at a purchase price equal to 85% of the fair market value of the common stock at the end of the participation period. Upon adoption of SFAS 123(R) in Fiscal 2007, Dell began recognizing compensation expense for the 15% discount received by the participating employees. Common stock reserved for future employee purchases under the plan aggregated 10 million shares at February 2, 2007, 16 million shares at February 3, 2006, and 21 million shares at January 28, 2005. Common stock issued under this plan totaled 6 million shares in Fiscal 2007, 5 million shares in Fiscal 2006, and 4 million shares in Fiscal 2005. The weighted-average fair value of the purchase rights under the ESPP during Fiscal 2007, Fiscal 2006, and Fiscal 2005 was $3.89, $6.30, and $9.77 per right, respectively.

Employee Stock Plans — Dell has the following four employee stock plans (collectively referred to as the “Stock Plans”) under which options, restricted stock, and restricted stock units were outstanding at February 2, 2007:

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The 2002 Incentive Plan provides for the granting of stock-based incentive awards to Dell’s employees, non-employee directors, and certain consultants and advisors to Dell. Awards may be incentive stock options within the meaning of Section 422 of the Internal Revenue Code, nonqualified stock options, restricted stock, or restricted stock units. There were approximately 271 million, 272 million, and 291 million shares of Dell’s common stock available for future grants under the Stock Plans at February 2, 2007, February 3, 2006, and January 28, 2005, respectively. To satisfy stock option exercises, Dell has a policy of issuing new shares as opposed to repurchasing shares on the open market.

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

Restricted Stock Awards — Awards of restricted stock may be either grants of restricted stock, restricted stock units, or performance-based stock units that are issued at no cost to the recipient. For restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted stock grants typically vest over a five- to seven-year period beginning on the date of grant. For restricted stock units, legal ownership of the shares is not transferred to the employee until the unit vests, which is generally over a five-year period. Dell also grants performance-based restricted stock units as a long-term incentive in which an award recipient receives shares contingent upon Dell achieving performance objectives and the employees’ continuing employment through the vesting period, which is generally over a five-year period. Compensation expense recorded in connection with these performance-based restricted stock units is based on Dell’s best estimate of the number of shares that will eventually be issued upon achievement of the specified performance criteria and when it becomes probable that certain performance goals will be achieved. The cost of these awards is determined using the fair market value of Dell’s common stock on the date of the grant. Compensation expense for restricted stock awards with a service condition is recognized on a straight-line basis over the vesting term. Compensation expense for performance-based restricted stock awards is recognized on an accelerated multiple-award approach based on the most probable outcome of the performance condition. In accordance with SFAS 123(R), deferred compensation related to restricted stock awards issued prior to Fiscal 2007, which was previously classified as “other” in stockholders’ equity, was classified as capital in excess of par value upon adoption.

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fiscal 2008, which are expected to total approximately $113 million. Dell will not continue to pay cash for expired in-the-money stock options once the options again become exercisable.

General Information

Stock Option Activity — The following table summarizes stock option activity for the Stock Plans during Fiscal 2007:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in millions)	(per share)	(in years)	(in millions)

Options outstanding — February 3, 2006	343	$31.86
Granted	10	25.97
Exercised	(13)	14.09
Forfeited	(4)	25.84
Cancelled/expired	(22)	36.43

Options outstanding — February 2, 2007	314	$32.16

Vested and expected to vest (net of estimated forfeitures) — February 2, 2007(a)	309	$32.26	5.2	$148
Exercisable — February 2, 2007(a)	284	$32.74	5.1	$145

(a)	For options vested and expected to vest and options exercisable, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Dell’s closing stock price on February 2, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on February 2, 2007. The intrinsic value changes based on changes in the fair market value of Dell’s common stock.

Other information pertaining to stock options for Fiscal 2007, Fiscal 2006, and Fiscal 2005 is as follows:

	Fiscal Years Ended
	February 2,	February 3,	January 28,
	2007	2006	2005
	(in millions, except per option data)

Weighted-average grant date fair value of stock options granted per option	$6.90	$10.22	$10.72
Total fair value of options vested	$415	$2,029	$1,028
Total intrinsic value of options exercised(a)	$171	$688	$697

(a)	The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price, multiplied by the number of options exercised) that was received by the option holders who exercised their options during Fiscal 2007.

At February 2, 2007, $139 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options is expected to be recognized over a weighted-average period of approximately 1.7 years.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Non-vested Restricted Stock Activity — Non-vested restricted stock awards at February 2, 2007 and activities during Fiscal 2007 were as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
	(in millions)	(per share)

Non-vested restricted stock — February 3, 2006	2	$34.66
Granted	21	28.36
Vested	(1)	28.84
Forfeited	(5)	29.29

Non-vested restricted stock — February 2, 2007	17	$28.76

	Fiscal Years Ended
	February 2,	February 3,	January 28,
	2007	2006	2005
	(in millions, except per share data)

Weighted-average grant date fair value of restricted stock awards granted	$28.36	$39.70	$35.23
Total estimated fair value of restricted stock awards vested	$16	$—	$—

At February 2, 2007 $356 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.4 years.

Expense Information under SFAS 123(R)

For Fiscal 2007, stock-based compensation expense, net of income taxes, was allocated as follows:

Fiscal Year Ended
February 2,
2007
(in millions)

Stock-based compensation expense:
Cost of net revenue	$59
Operating expenses	309

Stock-based compensation expense before taxes	368
Income tax benefit	(110)

Stock-based compensation expense, net of income taxes	$258

Prior to the adoption of SFAS 123(R), net income included compensation expense related to restricted stock awards but did not include stock-based compensation expense for employee stock options or the purchase discount under Dell’s ESPP. Total stock-based compensation expense was $368 million for the fiscal year ended February 2, 2007. As a result of adopting SFAS 123(R), income before income taxes and net income were lower by $272 million and $191 million, respectively, for Fiscal 2007 as compared to Fiscal 2006, than if Dell had not adopted SFAS 123(R). The impact on both basic and diluted earnings per share for the fiscal year ended February 2, 2007 was $0.08 per share. The remaining $96 million of pre-tax stock compensation expense for the fiscal year ended February 2, 2007, is associated with restricted stock awards that, consistent with APB 25, are expensed over the associated vesting period. Stock-based compensation expense recognized for Fiscal 2007 is based on awards expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123, forfeitures were accounted for as they occurred.

Prior to the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized for those options were classified as operating cash flows. These excess tax benefits are now classified as a source of financing cash flows, with an offsetting amount classified as a use of operating cash flows. This amount was $80 million in Fiscal 2007. In addition, there was no material stock-based compensation expense capitalized as part of the cost of an asset.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2007

Prior to the adoption of SFAS 123(R), Dell measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB 25. Under APB 25, when the exercise price of Dell’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant, no compensation expense was recognized. Dell applied the disclosure provisions of SFAS 123 as amended by SFAS 148, as if the fair-value based method had been applied in measuring compensation expense.

The following table illustrates the effect on net income and earnings per share for the fiscal years ended February 3, 2006 and January 28, 2005, as if Dell had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Fiscal Year Ended
	February 3,	January 28,
	2006	2005
	As	As
	Restated	Restated
	(in millions, except per share data)

Net income	$3,602	$3,018
Deduct: Total share-based employee compensation determined under fair value method for all awards, net of related tax effects	(1,094)	(812)

Net income — pro forma	$2,508	$2,206

Earnings per common share:
Basic — as restated	$1.50	$1.20
Basic — pro forma	$1.04	$0.88

Diluted — as restated	$1.47	$1.18
Diluted — pro forma	$1.02	$0.86

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The weighted-average fair value of stock options and purchase rights under the employee stock purchase plan was determined based on the Black-Scholes option pricing model weighted for all grants during Fiscal 2007, 2006, and 2005, utilizing the assumptions in the following table:

	Fiscal Years Ended
	February 2,	February 3,	January 28,
	2007	2006	2005

Expected term:
Stock options	3.6 years	3.8 years	3.8 years
Employee stock purchase plan	3 months	3 months	6 months
Risk-free interest rate (U.S. Government Treasury Note)	4.8%	3.9%	2.9%
Volatility	26%	25%	36%
Dividends	0%	0%	0%

401(k) Plan — Dell has a defined contribution retirement plan (the “401(k) Plan”) that complies with Section 401(k) of the Internal Revenue Code. Substantially all employees in the U.S. are eligible to participate in the Plan. Effective January 1, 2005, Dell matches 100% of each participant’s voluntary contributions, subject to a maximum contribution of 4% of the participant’s compensation, and participants vest immediately in all Dell contributions to the Plan. Prior to January 1, 2005, Dell matched 100% of each participant’s voluntary contributions, subject to a maximum contribution of 3% of the participant’s compensation. Dell’s contributions during Fiscal 2007, 2006, and 2005 were $70 million, $66 million, and $48 million, respectively. Dell’s contributions are invested according to each participant’s elections in the investment options provided under the Plan. Investment options include Dell stock, but neither participant nor Dell contributions are required to be invested in Dell stock. As a result of Dell’s failure to file its Annual Report on Form 10-K for Fiscal 2007 by the original due date, April 3, 2007, Dell suspended the right of Plan participants to invest additional contributions in Dell stock on April 4, 2007.

Deferred Compensation Plan — Dell has a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees and non-employee directors. The Deferred Compensation Plan permits the deferral of base salary and annual incentive bonus. The deferrals are held in a separate trust, which has been established by Dell to administer the Plan. The assets of the trust are subject to the claims of Dell’s creditors in the event that Dell becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e. a “Rabbi Trust”). In accordance with the provisions of EITF No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested (“EITF 97-14”), the assets and liabilities of the Plan are presented in investments and accrued and other liabilities in the accompanying Consolidated Statements of Financial Position, respectively. The assets held by the trust are classified as trading securities, with changes in the deferred compensation charged to compensation expense.

NOTE 7 —	Financial Services

Joint Venture Agreement

Dell offers various customer financial services for its business and consumer customers in the U.S. through DFS, a joint venture with CIT. Loan and lease financing through DFS is one of many sources of financing that Dell’s customers may select. Dell recognized revenue from the sale of products financed through DFS

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of $6.1 billion, $6.5 billion, and $5.6 billion during the fiscal years ended February 2, 2007, February 3, 2006, and January 28, 2005, respectively.

On September 8, 2004, Dell and CIT executed an agreement that extended the term of the joint venture to January 29, 2010, and modified certain terms of the relationship. In accordance with the extension agreement, net income and losses generated by DFS are currently allocated 70% to Dell and 30% to CIT. At February 2, 2007 and February 3, 2006, CIT’s equity ownership in the net assets of DFS was $33 million and $14 million, respectively, which is recorded as minority interest and included in other non-current liabilities.

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

Dell is dependent upon DFS to facilitate financing for a significant number of customers who elect to finance products sold by Dell. Dell also purchases loan and lease receivables facilitated by DFS on substantially the same terms and conditions as CIT. Dell’s purchase of these assets allows Dell to retain a greater portion of the assets’ future earnings. During Fiscal 2007, Dell funded approximately 35% of these financing transactions. The percentage of transactions that Dell will purchase under the extension agreement is expected to be approximately 50% in Fiscal 2008.

DFS is a full service financial services entity; key activities include the origination, collection, and servicing of financing receivables related to the purchase of Dell products. While DFS services CIT funded receivables, Dell’s obligation related to the performance of these receivables is limited to the cash funded reserves established at the time of funding.

Financing Receivables

The following table summarizes the components of Dell’s financing receivables, net of the allowance for estimated uncollectible amounts:

	February 2,	February 3,
	2007	2006
		As
		Restated
	(in millions)

Financing receivables, net:
Customer receivables:
Revolving loans, net	$771	$1,025
Leases and loans, net	627	302

Customer receivables, net	1,398	1,327
Residual interest	296	274
Retained interest	159	90

Financing receivables, net	$1,853	$1,691

Short-term	$1,530	$1,366
Long-term	323	325

Financing receivables, net	$1,853	$1,691

Financing receivables primarily consist of revolving loans and fixed-term leases and loans resulting from the sale of Dell products. If customers desire revolving or term loan financing, Dell sells equipment directly

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to customers who, in turn, enter into agreements to finance their purchases. For customers who desire lease financing, Dell sells the equipment to DFS, and DFS enters into direct financing lease arrangements with the customers.

•	Customer receivables are presented net of allowance for uncollectible accounts. The allowance is based on factors including historical trends and the composition and credit quality of the customer receivables. The composition and credit quality varies from investment grade commercial customers to subprime consumers. Customer receivables are charged to the allowance at the earlier of when an account is deemed to be uncollectible or when the account is 180 days delinquent. Recoveries on customer receivables previously charged off as uncollectible are adjusted to the allowance for uncollectible accounts. The following is a description of the components of financing receivables.

-	Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full, no interest is charged. These special programs generally range from 3 to 18 months and have an average original term of approximately 13 months. Revolving loans bear interest at a variable annual percentage rate that is tied to the prime rate.

-	Leases with business customers generally have fixed terms of two to three years. Future maturities of minimum lease payments at February 2, 2007 are as follows: 2008: $55 million; 2009: $36 million; 2010: $13 million; and 2011: $1 million. Fixed-term loans are also offered to qualified small businesses for the purchase of products sold by Dell.

•	Dell retains a residual interest in the leased equipment. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a periodic basis, Dell assesses the carrying amount of its recorded residual values for impairment. Anticipated declines in specific future residual values that are considered to be other than temporary are recorded in current earnings.

•	Retained interests represent the residual beneficial interest Dell retains in certain pools of securitized finance receivables. Retained interests are stated at the present value of the estimated net beneficial cash flows after payment of all senior interests. In estimating the value of retained interests, Dell makes a variety of financial assumptions, including pool credit losses, payment rates, and discount rates. These assumptions are supported by both Dell’s historical experience and anticipated trends relative to the particular receivable pool. Dell reviews its investments in retained interests periodically for impairment, based on estimated fair value. Any resulting losses representing the excess of carrying value over estimated fair value that are other-than-temporary are recorded in earnings. However, unrealized gains are reflected in stockholders’ equity as part of accumulated other comprehensive income. In the first quarter of Fiscal 2008 Dell adopted SFAS 155 and, as a result, all gains and losses are recognized in income immediately and are no longer included in accumulated other comprehensive income.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the components of retained interest balances and related cash flows:

	Fiscal Year Ended
	February 2,	February 3,
	2007	2006
		As
		Restated
	(in millions)

Retained interest:
Retained interest at beginning of year	$90	$24
New sales	167	97
Distributions from conduits	(142)	(37)
Net accretion	17	4
Change in fair value for the period	27	2

Retained interest at end of year	$159	$90

Cash flows during the periods:
Proceeds from new securitizations	$607	$446
Other cash flows received on retained interests	142	36
Servicing fees received	9	—
Repurchases of ineligible contracts	(7)	(4)

Cash flows during the period	$751	$478

The table below summarizes the key assumptions used to measure the retained interest at the date of the securitizations for transactions completed in Fiscal 2007 and the assumptions used in calculating the fair value of the retained interest in securitized assets at February 2, 2007.

	Average Key Assumptions
	Weighted-
	Average	Weighted-	Weighted-	Weighted-
	Monthly	Average	Average	Average
	Payment Rates	Credit Losses	Discount Rates	Life
		(lifetime)	(annualized)	(months)

Time of Sale Valuation of Retained Interest	8%	9%	15%	12
Valuation of Retained Interests	7%	9%	14%	12

The impact of adverse changes to the key assumptions of the fair value of retained interest at February 2, 2007 is shown in the following table:

February 2,
2007
(in millions)

Adverse Change of:
Expected Prepayment Speed: 10%	$(2)
Expected Prepayment Speed: 20%	$(4)
Expected Credit Losses: 10%	$(7)
Expected Credit Losses: 20%	$(14)
Discount Rate: 10%	$(4)
Discount Rate: 20%	$(8)

These sensitivity analyses are hypothetical in nature and should be used with caution. The analyses utilized 10 percent and 20 percent adverse variation in assumptions to assess the sensitivities in fair values of the retained interest. However, these changes generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Further, the effect of a

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

variation in a particular assumption on the fair value is calculated without giving effect to any other assumption changes. It should be noted that changes in one factor may result in changes in another factor (for example, increases in market interest rates may result in lower prepayments and increased credit losses) that may magnify or counteract the other factor’s sensitivities. The effect of multiple factor changes were not considered in this analysis.

DFS Servicing Liability

DFS has collection and servicing responsibilities for the finance receivables purchased by CIT and has recorded a servicing liability associated with its obligation to provide such services. DFS establishes the liability based upon the estimated fair value upon transfer of the related financed receivable, which is amortized over the related servicing period. DFS validates that it is receiving fair value for its servicing efforts by performing market comparisons. The servicing liability is included in other current and non-current liabilities on Dell’s Consolidated Statements of Financial Position. At February 2, 2007 and February 3, 2006, the servicing liability was $13 million and $15 million, respectively.

Asset Securitization

During Fiscal 2007 and Fiscal 2006, Dell sold $1.1 billion and $586 million, respectively, of fixed-term leases and loans and revolving loans to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from those of Dell. The sole purpose of the qualifying special purpose entities is to facilitate the funding of finance receivables in the capital markets. Dell determines the amount of receivables to securitize based on its funding requirements in conjunction with specific selection criteria designed for the transaction. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of SFAS 140. The principal balance of the securitized receivables at the end of Fiscal 2007 and Fiscal 2006 were $979 million and $552 million, respectively.

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the net credit losses and accounts 60 days or more past due of the securitized finance receivables:

	February 2, 2007		February 3, 2006
	Dollars	%(a)	Dollars	%(a)
			As	As
			Restated	Restated
	(in millions, except percentages)

Net credit losses of securitized finance receivables	$30.9	4%	$6.2	2%
Securitized finance receivables 60 days or more delinquent	$33.2	3%	$5.5	1%

(a)	Net credit losses as a percent of the outstanding financing receivable balance.

NOTE 8 —	Warranty Liability and Related Deferred Revenue

Revenue from extended warranty and service contracts, for which Dell is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Dell records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in Dell’s deferred revenue for extended warranties and warranty liability for standard warranties, which are included in other current and non-current liabilities on Dell’s Consolidated Statements of Financial Position, are presented in the following tables:

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2007	2006	2005
		As	As
		Restated	Restated
	(in millions)

Deferred revenue:
Deferred revenue at beginning of year	$3,707	$2,904	$2,053
Revenue deferred for new extended warranty and service contracts sold(a)	3,135	2,830	2,135
Revenue recognized(a)	(2,621)	(2,027)	(1,284)

Deferred revenue at end of year	$4,221	$3,707	$2,904

Current portion	$2,032	$1,842	$1,473
Non-current portion	2,189	1,865	1,431

Deferred revenue at end of year	$4,221	$3,707	$2,904

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2007	2006	2005
		As	As
		Restated	Restated
	(in millions)

Warranty liability:
Warranty liability at beginning of year	$951	$722	$633
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(b)	1,242	1,391	852
Service obligations honored(a)	(1,235)	(1,162)	(763)

Warranty liability at end of year	$958	$951	$722

Current portion	$768	$714	$463
Non-current portion	190	237	259

Warranty liability at end of year	$958	$951	$722

(a)	Prior period amounts have been changed to reflect the current year presentation of service obligations honored. There is no impact to the Consolidated Statements of Financial Position or Consolidated Statements of Income as a result of this change.

(b)	Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new warranty contracts. Dell’s warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

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

Lease Commitments — Dell leases property and equipment, manufacturing facilities, and office space under non-cancelable leases. Certain of these leases obligate Dell to pay taxes, maintenance, and repair costs. At February 2, 2007, future minimum lease payments under these non-cancelable leases are as follows: $79 million in Fiscal 2008; $72 million in Fiscal 2009; $56 million in Fiscal 2010; $47 million in Fiscal 2011; $35 million in Fiscal 2012; and $161 million thereafter.

Rent expense under all leases totaled $78 million, $70 million, and $60 million for Fiscal 2007, 2006, and 2005, respectively.

DFS Purchase Commitment — Pursuant to the joint venture agreement between Dell and CIT, Dell has an obligation to purchase CIT’s 30% interest in DFS at the expiration of the joint venture on January 29, 2010, for a purchase price ranging from approximately $100 million to $345 million. Dell currently expects that the purchase price will likely be towards the upper end of the range. See Note 7 of Notes to Consolidated Financial Statements.

Restricted Cash — Pursuant to an agreement between DFS and CIT, Dell is required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to Dell’s private label credit card, and deferred servicing revenue. Restricted cash specific to the consolidation of DFS in the amount of $416 million and $453 million is included in other current assets on Dell’s Consolidated Statements of Financial Position at February 2, 2007 and February 3, 2006, respectively.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

•	Investigations and Related Litigation — In August 2005, the SEC initiated an inquiry into certain of Dell’s accounting and financial reporting matters and requested that Dell provide certain documents. The SEC expanded that inquiry in June 2006 and entered a formal order of investigation in October 2006. The SEC’s requests for information were joined by a similar request from the United States Attorney for the Southern District of New York (“SDNY”), who subpoenaed documents related to Dell’s financial reporting from and after Fiscal 2002. In August 2006, because of potential issues identified in the course of responding to the SEC’s requests for information, Dell’s Audit Committee, on the recommendation of management and in consultation with PricewaterhouseCoopers LLP, Dell’s independent registered public accounting firm, initiated an independent investigation, which was recently completed. For information regarding the Audit Committee’s investigation, the accounting errors and irregularities identified, and the restatement adjustments see Note 2 of Notes to Consolidated Financial Statements. Although the Audit Committee investigation has been completed, the investigations being conducted by the SEC and the SDNY are ongoing. Dell continues to cooperate with the SEC and the SDNY.

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

products sold and the per-product amounts of the levies, which vary. Dell, along with other companies and various industry associations are opposing these levies and instead are advocating compensation to rights holders through digital rights management systems.

There are currently three levy cases involving other equipment manufacturers pending before the German Federal Supreme Court. Adverse decisions in these cases could ultimately impact Dell. The cases involve personal computers, printers, and multifunctional devices. The equipment manufacturers in these cases recently lost in lower courts and have appealed. The amount allowed by the lower courts with respect to PCs is €12 per personal computer sold for reprographic copying capabilities. The amounts claimed with respect to printers and multifunctional devices depend on speed and color and vary between €10 and €300 for printers and between €38 and €600 for multifunctional devices. On December 29, 2005, Zentralstelle Für private Überspielungrechte (“ZPÜ”), a joint association of various German collection societies, instituted arbitration proceedings against Dell’s German subsidiary before the Arbitration Body in Munich. ZPÜ claims a levy of €18.4 per PC that Dell sold in Germany from January 1, 2002 through December 31, 2005. On July 31, 2007, the Arbitration Body recommended a levy of €15 on each PC sold during that period, for audio and visual copying capabilities. Dell and ZPÜ rejected the recommendation and Dell expects that the matter will proceed to court. Dell will continue to defend this claim vigorously.

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Certain Concentrations — All of Dell’s foreign currency exchange and interest rate derivative instruments involve elements of market and credit risk in excess of the amounts recognized in the consolidated financial statements. The counterparties to the financial instruments consist of a number of major financial institutions. In addition to limiting the amount of agreements and contracts it enters into with any one party, Dell monitors its positions with, and the credit quality of the counterparties to, these financial instruments. Dell does not anticipate nonperformance by any of the counterparties.

Dell’s investments in debt securities are placed with high quality financial institutions and companies. As part of its cash and risk management processes, Dell performs periodic evaluations of the credit standing of the institutions in accordance with its investment policy. Dell’s investments in debt securities have effective maturities of less than five years. Management believes that no significant concentration of credit risk for investments exists for Dell.

Dell markets and sells its products and services to large corporate clients, governments, healthcare and education accounts, as well as small-to-medium businesses and individuals.

Dell purchases a number of components from single or limited sources. In some cases, alternative sources of supply are not available. In other cases, Dell may establish a working relationship with a single source or a limited number of sources if Dell believes it is advantageous due to performance, quality, support, delivery, capacity, or price considerations. If the supply of a critical single- or limited-source material or component were delayed or curtailed, Dell’s ability to ship the related product in desired quantities and in a timely manner could be adversely affected. Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which may have an adverse effect on Dell’s operating results.

NOTE 10 —	Segment Information

Dell conducts operations worldwide and is managed in three geographic regions: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific-Japan (“APJ”). The Americas region, which is based in Round Rock, Texas, covers the U.S., Canada, and Latin America. Within the Americas, Dell is further segmented into Business and U.S. Consumer. The Americas Business (“Business”) segment includes sales to corporate, government, healthcare, education, and small and medium business customers, while the U.S. Consumer segment includes sales primarily to individual consumers. The EMEA segment, based in Bracknell, England, covers Europe, the Middle East, and Africa. The APJ region, based in Singapore, covers the Asian countries of the Pacific Rim as well as Australia, New Zealand, and India.

Corporate expenses are included in Dell’s measure of segment operating income for management reporting purposes; however, with the adoption of SFAS 123(R), beginning in Fiscal 2007, stock-based compensation expense is not allocated to Dell’s reportable segments. The asset totals disclosed by geography are directly managed by those regions and include accounts receivable, inventory, certain fixed assets, and certain other assets. Assets are not allocated specifically to the Business and U.S. Consumer

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

segments within the Americas. Corporate assets primarily include cash and cash equivalents, investments, deferred tax assets, and other assets.

The following tables present revenue by Dell’s reportable segments as well as a reconciliation of consolidated segment operating income to Dell’s consolidated income for Fiscal 2007, Fiscal 2006, and Fiscal 2005:

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2007	2006	2005
		As	As
		Restated	Restated
	(in millions)

Net revenue
Americas:
Business	$29,311	$28,365	$25,289
U.S. Consumer	7,069	7,960	7,614

Americas	36,380	36,325	32,903
EMEA	13,682	12,887	10,753
APJ	7,358	6,576	5,465

Net revenue	$57,420	$55,788	$49,121

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2007	2006	2005
		As	As
		Restated	Restated
	(in millions)

Consolidated operating income
Americas:
Business	$2,388	$2,956	$2,534
U.S. Consumer	135	452	414

Americas	2,523	3,408	2,948
EMEA	583	871	815
APJ	332	524	443

Consolidated segment operating income	3,438	4,803	4,206
Stock-based compensation expense(a)	(368)	—	—
Other product charges(b)	—	(338)	—
Selling, general, and administrative charges(c)	—	(83)	—

Consolidated operating income	$3,070	$4,382	$4,206

(a)	Stock compensation of $17 million and $18 million for Fiscal 2006 and Fiscal 2005, respectively, is included in the total consolidated segment operating income.

(b)	Other product charges include $307 million for estimated warranty costs of servicing or replacing certain OptiPlextm systems that include a vendor part that failed to perform to Dell’s specifications, as well as additional charges for product rationalizations and workforce realignment.

(c)	Charges relate to workforce realignment expenses, primarily for severance and related costs of $50 million, cost of operating leases on office space no longer utilized of $4 million, and a write-off of goodwill of $29 million.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present depreciation and amortization expense and capital expenditures by Dell’s reportable segments for Fiscal 2007, Fiscal 2006, and Fiscal 2005 and assets for Fiscal 2007 and Fiscal 2006:

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2007	2006	2005
		As	As
		Restated	Restated
	(in millions)

Depreciation:
Americas:
Business	$211	$156	$125
U.S. Consumer	62	53	50

Americas	273	209	175
EMEA	114	106	88
APJ	84	79	68

Depreciation and amortization expense	$471	$394	$331

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2007	2006	2005
		As	As
		Restated	Restated
	(in millions)

Capital expenditures:
Americas:
Business	$489	$408	$268
U.S. Consumer	141	140	113

Americas	630	548	381
EMEA	144	91	74
APJ	122	108	60

Capital expenditures	$896	$747	$515

	Fiscal Year Ended
	February 2,	February 3,
	2007	2006
		As
		Restated
	(in millions)

Assets:
Corporate	$16,694	$15,433
Americas	4,981	4,410
EMEA	2,401	1,971
APJ	1,559	1,438

Assets	$25,635	$23,252

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is net revenue and long-lived asset information by geographic region:

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2007	2006	2005
		As	As
		Restated	Restated
	(in millions)

Net revenue:
United States	$32,361	$32,949	$30,311
Foreign countries	25,059	22,839	18,810

Net revenue	$57,420	$55,788	$49,121

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2007	2006	2005
		As	As
		Restated	Restated
	(in millions)

Long-lived assets:
United States	$1,538	$1,440	$1,248
Foreign countries	871	553	420

Long-lived assets	$2,409	$1,993	$1,668

The allocation between domestic and foreign net revenue is based on the location of the customers. Net revenue and long-lived assets from no single foreign country comprised more than 10% of Dell’s consolidated net revenues or long-lived assets during Fiscal 2007, 2006, and 2005. No single customer accounted for more than 10% of Dell’s consolidated net revenue during Fiscal 2007, 2006 and 2005.

In the fourth quarter of Fiscal 2007, Dell performed an analysis of its enhanced services revenue and determined that certain items previously classified as enhanced services revenue were more appropriately categorized within product revenue. Fiscal 2007 balances reflect the revised revenue classifications, and prior periods have been revised to conform to the current period classification. The change in classification of prior period amounts resulted in an increase of $395 million and $340 million to desktop PCs, $225 million and $171 million to mobility, $10 million and $16 million to software and peripherals, $16 million and $16 million to servers and networking, and $6 million and $4 million to storage in Fiscal 2006 and 2005, respectively. This change in classification was completely offset by a decrease in

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

enhanced services of $652 million and $547 million in Fiscal 2006 and 2005, respectively. The following is net revenue by product groups:

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2007	2006	2005
		As	As
		Restated	Restated
	(in millions)

Net revenue:
Desktop PCs	$19,815	$21,568	$21,141
Mobility	15,480	14,372	12,001
Software and peripherals	9,001	8,329	6,626
Servers and networking	5,805	5,449	4,880
Enhanced services	5,063	4,207	3,121
Storage	2,256	1,863	1,352

Net revenue	$57,420	$55,788	$49,121

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 —	Supplemental Consolidated Financial Information

	Fiscal Year Ended
	February 2,	February 3,
	2007	2006
		As
		Restated
	(in millions)

Supplemental Consolidated Statements of Financial Position Information:
Accounts receivable:
Gross accounts receivable	$4,748	$4,179
Allowance for doubtful accounts	(126)	(97)

Accounts receivable	$4,622	$4,082

Inventories:
Production materials	$361	$325
Work-in-process	61	43
Finished goods	238	220

Inventories	$660	$588

Property, plant, and equipment:
Computer equipment	$1,596	$1,275
Land and buildings	1,480	1,372
Machinery and other equipment	973	910

Total property, plant, and equipment	4,049	3,557
Accumulated depreciation and amortization	(1,640)	(1,564)

Property, plant, and equipment	$2,409	$1,993

Accrued and other current liabilities:
Deferred revenue	$2,032	$1,842
Warranty liability	768	714
Income taxes	1,141	877
Compensation	861	838
Other	2,371	1,969

Accrued and other current liabilities	$7,173	$6,240

Other non-current liabilities:
Deferred revenue	$2,189	$1,865
Warranty liability	190	237
Other	457	305

Other non-current liabilities	$2,836	$2,407

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below provides a detailed presentation of investment and other income, net for Fiscal 2007, Fiscal 2006, and Fiscal 2005.

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2007	2006	2005
		As	As
		Restated	Restated
	(in millions)

Supplemental Consolidated Statements of Income Information:
Investment and other income, net:
Investment income, primarily interest	$368	$308	$226
Gains (losses) on investments, net	(5)	(2)	6
Interest expense	(45)	(29)	(15)
CIT minority interest	(23)	(27)	(17)
Foreign exchange	(37)	3	16
Gain on sale of building	36	—	—
Other	(19)	(27)	(19)

Investment and other income, net	$275	$226	$197

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2007	2006	2005
		As	As
		Restated	Restated
	(in millions)

Supplemental Consolidated Statements of Cash Flows Information:
Changes in operating working capital accounts:
Accounts receivable, net	$(542)	$(602)	$(566)
Financing receivables, net	(165)	(378)	(275)
Inventories	(72)	(72)	(183)
Accounts payable	505	1,018	1,661
Accrued and other liabilities	955	853	1,611
Other, net	(284)	(872)	(476)

Changes in operating working capital accounts	$397	$(53)	$1,772

Income taxes paid	$652	$996	$575
Interest paid	$57	$39	$31

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 —	Unaudited Quarterly Results and Stock Prices

Unaudited Quarterly Results — The following tables present selected unaudited Consolidated Statements of Income data for each quarter of Fiscal 2007:

	Fiscal Year 2007(a)
	First		Second	Third	Fourth
	Quarter		Quarter	Quarter	Quarter
	As	As
	Reported	Restated
	(in millions, except per share data)

Net revenue	$14,216	$14,320	$14,211	$14,419	$14,470
Gross margin	$2,472	$2,508	$2,138	$2,391	$2,479
Net income	$762	$776	$480	$601	$726
Earnings per common share:
Basic	$0.33	$0.34	$0.21	$0.27	$0.33
Diluted	$0.33	$0.33	$0.21	$0.27	$0.32
Weighted-average shares outstanding:
Basic	2,297	2,297	2,264	2,229	2,230
Diluted	2,318	2,318	2,278	2,238	2,251

(a)	Results for Fiscal 2007 include stock-based compensation expense due to the implementation of SFAS 123(R). Dell implemented SFAS 123(R) using the modified prospective method effective February 4, 2006. See Note 6 of Notes to Consolidated Financial Statements for further discussion.

The following tables present selected unaudited Consolidated Statements of Income data for each quarter of Fiscal 2006:

	Fiscal Year 2006
	First		Second		Third		Fourth
	Quarter		Quarter(a)		Quarter(b)		Quarter
	As	As	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	(in millions, except per share data)

Net revenue	$13,386	$13,300	$13,428	$13,382	$13,911	$13,880	$15,183	$15,226
Gross margin	$2,491	$2,452	$2,499	$2,431	$2,251	$2,265	$2,709	$2,743
Net income	$934	$908	$1,020	$982	$606	$635	$1,012	$1,077
Earnings per common share:
Basic	$0.38	$0.37	$0.42	$0.41	$0.25	$0.27	$0.43	$0.46
Diluted	$0.37	$0.36	$0.41	$0.40	$0.25	$0.26	$0.43	$0.45
Weighted-average shares outstanding:
Basic	2,456	2,456	2,418	2,418	2,395	2,395	2,350	2,350
Diluted	2,515	2,515	2,478	2,478	2,435	2,435	2,375	2,375

(a)	Results for the second quarter include the impact of an $85 million income tax benefit related to a revised estimate of taxes on the repatriation of earnings under the American Jobs Creation Act of 2004.

(b)	Results for the third quarter include charges of $421 million related to the cost of servicing certain OptiPlextm systems that include a vendor part that failed to perform to Dell’s specifications, workforce realignment, product rationalizations, excess facilities, and the write-off of goodwill.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present the impact of the restatement adjustments described in Note 2 of Notes to Consolidated Financial Statements on Dell’s previously reported net earnings for the first quarter of Fiscal 2007 and for each quarter of Fiscal 2006 and Fiscal 2005:

First
First Quarter of Fiscal 2007 (As Restated)	Quarter
(In millions,
except per
share data)

Net income as reported	$762
Revenue recognition:
Software sales	(2)
Other revenue recognition	(8)

Revenue recognition	(10)
Warranty liabilities	33
Other reserves and accruals	(3)
(Provision) benefit for income taxes	(6)

Net impact of adjustments	14

Net income as restated	$776

	First	Second	Third	Fourth
Fiscal 2006 (As Restated)	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share data)

Net income as reported	$934	$1,020	$606	$1,012
Revenue recognition:
Software sales	(3)	(3)	3	(1)
Other revenue recognition	(20)	(3)	9	30

Revenue recognition	(23)	(6)	12	29
Warranty liabilities	(14)	(52)	(14)	25
Other reserves and accruals	(8)	11	41	33
(Provision) benefit for income taxes	19	9	(10)	(22)

Net impact of adjustments	(26)	(38)	29	65

Net income as restated	$908	$982	$635	$1,077

Stock Prices — The following table contains stock sales price data for each quarter of Fiscal 2007 and 2006:

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter
	Price Per Share		Price Per Share		Price Per Share		Price Per Share
	High	Low	High	Low	High	Low	High	Low

Fiscal 2007	$32.00	$25.32	$26.43	$19.91	$24.62	$20.99	$27.62	$23.52
Fiscal 2006	$41.76	$34.83	$41.54	$34.96	$40.84	$31.06	$32.89	$29.00

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 —	Subsequent Events

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

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

Background

The Audit Committee of our Board of Directors has completed an independent investigation into certain accounting and financial reporting matters. As a result of issues identified in that investigation, as well as issues identified in additional reviews and procedures conducted by management, the Audit Committee, in consultation with management and PricewaterhouseCoopers LLP, our independent registered public accounting firm, concluded on August 13, 2007 that our previously issued financial statements for Fiscal 2003, 2004, 2005, and 2006 (including the interim periods within those years), and the first quarter of Fiscal 2007, should no longer be relied upon because of certain accounting errors and irregularities in those financial statements. Accordingly, we have restated our previously issued financial statements for those periods. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Audit Committee Independent Investigation and Restatement” and Note 2 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

As a result of management’s review of the investigation issues and its other internal reviews, we have identified several deficiencies in our internal control over financial reporting, including our control environment and period-end financial reporting process, which are discussed more fully below. The control deficiencies failed to prevent or detect a number of accounting errors and irregularities, which led to the restatement described above. The control deficiencies represent material weaknesses in our internal control over financial reporting and require corrective and remedial actions.

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

In connection with the preparation of this Report, Dell’s management, under the supervision and with the participation of the current Chief Executive Officer and current Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 2, 2007. Based on that evaluation, the restatement of previously issued financial statements described above, and the identification of certain material weaknesses in internal control over financial reporting (described below), which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 2, 2007. Nevertheless, based on a number of factors, including the completion of the Audit Committee’s investigation, our internal review that identified revisions to our previously issued financial statements, efforts to remediate the material weaknesses in internal control over financial reporting described below, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

Management’s Report on Internal Control Over Financial Reporting

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In connection with the preparation of this Report, Dell’s management, under the supervision and with the participation of the current Chief Executive Officer and current Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 2, 2007 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management identified the following control deficiencies as of February 2, 2007 that constituted material weaknesses:

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

These material weaknesses resulted in the restatement of our annual and interim financial statements for Fiscal 2003, 2004, 2005, and 2006 and the first quarter of Fiscal 2007, and resulted in adjustments, including audit adjustments, to our annual and other interim financial statements for Fiscal 2007. Additionally, these material weaknesses could result in misstatements of substantially all of our financial statement accounts that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Based on management’s evaluation, because of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of February 2, 2007. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of February 2, 2007, and that report appears in this Report.

Remediation Plan

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

•	Our new leadership team, together with other senior executives, is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment will be communicated to and reinforced with every Dell employee and to external stakeholders. This commitment is accompanied by a renewed management focus on decision-making and processes that are intended to achieve maximum shareholder value over the long-term and a decreased focus on short-term, quarter-by-quarter operating results.

•	As a result of the initiatives already underway to address the control deficiencies described above, we have effected personnel changes in our accounting and financial reporting functions. Consequently, many of the employees involved in the accounting processes in which errors and irregularities were made are no longer involved in the accounting or financial reporting functions. In addition, we have taken, or will take, appropriate remedial actions with respect to certain employees, including terminations, reassignments, reprimands, increased supervision, training, and imposition of financial penalties in the form of compensation adjustments.

•	We are in the process of reorganizing the Finance Department, segregating accounting and financial reporting responsibility from planning and forecasting responsibility, with a renewed commitment to accounting and financial reporting integrity. We have appointed a new Chief Accounting Officer and have strengthened that position, making it directly responsible for all accounting and financial reporting functions worldwide. In addition, we are implementing personnel resource plans, and training and retention programs, that are designed to ensure that we have sufficient personnel with knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements.

•	We will continue our efforts to establish or modify specific processes and controls to provide reasonable assurance with respect to the accuracy and integrity of accounting entries and the appropriate documentation, review, and approval of those entries. These efforts include:

-	Centralization of the development, oversight, and monitoring of accounting policies and standardized processes in all critical accounting areas, including areas involving management judgment and discretion;

-	Implementation and clarification of specific accounting and finance policies, applicable worldwide, regarding the establishment, increase, and release of accrued liability and other balance sheet reserve accounts;

-	Creation of a revenue recognition accounting resource function to coordinate complex revenue recognition matters and to provide oversight and guidance on the design of controls and processes to enhance and standardize revenue recognition accounting procedures;

-	Improving the processes and procedures around the completion and review of quarterly management representation letters, in which our various business and finance leaders make full and complete representations concerning, and assume accountability for, the accuracy and integrity of their submitted financial results;

-	Extending the time between the end of a financial reporting period and the public release of financial and operating data with respect to that period, giving our accounting organization more time to appropriately process the close of the accounting records and analyze the reported results prior to public announcement;

-	Enhancing the development, communication, and monitoring of processes and controls to ensure that appropriate account reconciliations are performed, documented, and reviewed as part of standardized procedures; and

-	Increasing the focus by the internal audit function and the Chief Accounting Officer on the review and monitoring of key accounting processes, including journal entries and supporting documentation, revenue recognition processes, account reconciliations, and management representation letter controls and processes.

•	We will implement company-wide training (led by the Chief Accounting Officer and other finance executives with appropriate accounting expertise) to enhance awareness and understanding of standards and principles for accounting and financial reporting. This training will include:

-	Development and communication of an accounting code of conduct that will serve as a set of guiding principles emphasizing our commitment to accounting and financial reporting integrity, as well as transparency and robust and complete communications with, and disclosures to, internal and external auditors;

-	Comprehensive programs for all finance personnel globally (with initial focus on personnel directly responsible for accounting and financial reporting) covering all fundamental accounting and financial reporting matters, including accounting policies, financial reporting requirements, income statement classification, revenue recognition, vendor funding, accounting for reserves and accrued liabilities, and account reconciliation and documentation requirements; and

-	Appropriate programs for other company personnel, including senior management, to emphasize the importance of accounting and financial reporting integrity.

•	We will invest in the design and implementation of additional and enhanced information technology systems and user applications commensurate with the complexity of our business and our financial reporting requirements. It is expected that these investments will improve the reliability of our financial reporting by reducing the need for manual processes, subjective assumptions, and management discretion; by reducing the opportunities for errors and omissions; and by decreasing our reliance on manual controls to detect and correct accounting and financial reporting inaccuracies.

•	We will reemphasize and invigorate our communications to all Dell employees regarding the availability of our Ethics Hotline, through which employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting, or other irregularities they have become aware of or have observed. In addition, these communications will emphasize the existence and availability of other reporting avenues or forums for all employees, such as their management chain, their Human Resources representatives, the Ethics Office, the Ombudsman’s Office, the Legal Department, and direct contact with the Chief Financial Officer or the Audit Committee.

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

We believe the remediation measures described above will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Inherent Limitations over Internal Controls

Our system of controls is designed to provide reasonable, not absolute, assurance regarding the reliability and integrity of accounting and financial reporting. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:

•	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

•	Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.

•	The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

•	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.

•	The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

In addition to continuing the actions we implemented in the third quarter of Fiscal 2007, we took the following specific actions in the fourth quarter of Fiscal 2007: Implemented certain personnel actions; further enhanced of our management representation letter process; and began the centralization of the accounting functions.

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following is a list of the persons who, as of October 15, 2007, constituted our Board of Directors and their ages and committee assignments as of that date.

Name	Age	Committees

Donald J. Carty	61	—
Michael S. Dell	42	—
William H. Gray, III	66	Audit, Governance and Nominating
Sallie L. Krawcheck	42	Finance
Alan (A.G.) Lafley	60	Finance, Leadership Development and Compensation
Judy C. Lewent	58	Finance (Chair), Leadership Development and Compensation
Thomas W. Luce, III	67	Audit (Chair)
Klaus S. Luft	65	Leadership Development and Compensation
Alex J. Mandl	63	Audit
Michael A. Miles	68	Governance and Nominating, Leadership Development and Compensation (Chair)
Sam Nunn	69	Audit, Governance and Nominating (Chair), Presiding Director

Set forth below is biographical information about each of our directors.

•	Donald J. Carty — Mr. Carty joined us as Vice Chairman and Chief Financial Officer in January 2007. In that role, he is responsible for all finance functions, including controller, corporate planning, tax, treasury operations, investor relations, corporate development, real estate, risk management, and internal audit. Mr. Carty has served as a member of our Board of Directors since 1992 and continues to serve in that capacity. Mr. Carty was the Chairman and Chief Executive Officer of AMR Corporation and American Airlines from 1998 until his retirement in 2003. Prior to that he served in a variety of executive positions with AMR Airline Group and American Airlines from 1978 to 1985 and from 1987 to 1999. Mr. Carty was President and Chief Executive Officer of CP Air in Canada from 1985 to 1987. After his retirement from AMR and American in 2003, Mr. Carty engaged in numerous business and private investment activities with a variety of companies. Mr. Carty is a graduate of Queen’s University in Kingston, Ontario and of the

Harvard Graduate School of Business Administration. He is also a director of CHC Helicopter Corp. and Barrick Gold Corporation and serves as Chairman of the Board of Virgin America Airlines.

•	Michael S. Dell — Mr. Dell currently serves as Chairman of the Board of Directors and Chief Executive Officer. He has held the title of Chairman of the Board since he founded the company in 1984. Mr. Dell served as Chief Executive Officer of Dell from 1984 until July 2004 and resumed that role in January 2007. He serves on the Foundation Board of the World Economic Forum, serves on the executive committee of the International Business Council, and is a member of the U.S. Business Council. He also serves on the U.S. President’s Council of Advisors on Science and Technology and sits on the governing board of the Indian School of Business in Hyderabad, India.

•	William H. Gray, III — Mr. Gray has been a director since November 2000. He is Chairman of the Amani Group (a consulting and advisory firm), a position he has held since August 2004. Mr. Gray was President and Chief Executive Officer of The College Fund/UNCF (educational assistance) from 1991 until he retired in June 2004. He was a member of the United States House of Representatives from 1979 to 1991. During his tenure, he was Chairman of the House Budget Committee, a member of the Appropriations Committee, Chairman of the House Democratic Caucus, and Majority Whip. He is an ordained Baptist Minister and last pastored at Bright Hope Baptist Church of Philadelphia from 1972 until 2007. Mr. Gray is also a director of J.P. Morgan Chase & Co., Prudential Financial Inc., Visteon Corporation, and Pfizer Inc.

•	Sallie L. Krawcheck — Ms. Krawcheck has been a director since July 2006. She is the Chairman and Chief Executive Officer, Citi Global Wealth Management. Until March 2007, Ms. Krawcheck served as Chief Financial Officer and Head of Strategy for Citigroup Inc. She is also a member of the Citi Management, Operating and Business Heads Committees, as well as the Citi Foundation Board and the Citi Business Practices Committee. Ms. Krawcheck joined Citi in October 2002 as Chairman and Chief Executive Officer of Smith Barney. Prior to joining Citi, Ms. Krawcheck was Chairman and Chief Executive Officer of Sanford C. Bernstein & Company. She also served as an Executive Vice President of Bernstein’s parent company, Alliance Capital Management, from 1999 to 2001. Ms. Krawcheck is a member of the Board of Directors of the University of North Carolina at Chapel Hill Foundations, Inc., the Board of Directors of Carnegie Hall, the Board of Overseers of Columbia Business School, and the Board of Trustees for the Economic Club of New York.

•	Alan (A.G.) Lafley — Mr. Lafley has been a director since July 2006. He is the Chairman of the Board and Chief Executive Officer of The Procter & Gamble Company. Mr. Lafley joined Procter & Gamble in 1977, and has served in a variety of executive level positions since 1992. He was named President and Chief Executive in 2000 and Chairman of the Board in 2002. Mr. Lafley also serves on the Board of General Electric Company, and on the Board of the Cincinnati Center City Development Corporation. He is a Trustee of Hamilton College and is a member of the Business Roundtable and the Business Council.

•	Judy C. Lewent — Ms. Lewent has been a director since May 2001. Until her retirement in September 2007, she served as the Executive Vice President, Chief Financial Officer of Merck & Co., Inc. She served as Chief Financial Officer of Merck starting in 1990 and also held various other financial and management positions since joining Merck in 1980. Ms. Lewent is also a director of Motorola, Inc. Ms. Lewent is a trustee of the Rockefeller Family Trust, a life member of the Massachusetts Institute of Technology Corporation, and a member of the American Academy of Arts and Sciences.

•	Thomas W. Luce, III — Mr. Luce served as a director from November 1991 to September 2005 and rejoined the Board in September 2006. He currently serves as President, Chief Executive Officer, and Director of the National Math and Science Initiative Inc., a not-for-profit organization dedicated to expanding programs that have a proven impact on math and science. He served as United States Assistant Secretary of Education for Planning, Evaluation and Policy Development from July 1, 2005 until his resignation September 1, 2006. From 1997 until 2005, Mr. Luce was a partner of the business advisory firm Luce & Williams, Ltd. Before then, Mr. Luce was a founding partner and managing partner of the law firm of Hughes & Luce, LLP from 1973 until his retirement from the firm in 1997, and was Of Counsel with that law firm until December 2003.

•	Klaus S. Luft — Mr. Luft has been a director since March 1995. He is the founder and Chairman of the Supervisory Board of Artedona AG, a privately held mail order e-commerce company established in 1999 and headquartered in Munich, Germany. He is also owner and President of Munich-based MATCH — Market Access Services GmbH & Co., KG. Since August 1990, Mr. Luft has served and continues to serve as Vice Chairman and International Advisor to Goldman Sachs Europe Limited. From March 1986 to November 1989, he was Chief Executive Officer of Nixdorf Computer AG, where he served for more than 17 years in a variety of executive positions in marketing, manufacturing, and finance. Mr. Luft is the Honorary Consul of the Republic of Estonia in the State of Bavaria.

•	Alex J. Mandl — Mr. Mandl has been a director since November 1997. In June 2006, he became Executive Chairman of Gemalto, a company resulting from the merger of Axalto Holding N.V. and Gemplus International S.A. Before June 2006, Mr. Mandl was President and Chief Executive Officer and a member of the Board of Directors of Gemplus, positions he held since August 2002. He has served as Principal of ASM Investments, a company focusing on early stage funding in the technology sector since April 2001. From 1996 to March 2001, Mr. Mandl was Chairman and CEO of Teligent, Inc., which offered business customers an alternative to the Bell Companies for local, long distance and data communication services. Mr. Mandl was AT&T’s President and Chief Operating Officer from 1994 to 1996, and its Executive Vice President and Chief Financial Officer from 1991 to 1993. From 1988 to 1991, Mr. Mandl was Chairman of the Board and Chief Executive Officer of Sea-Land Services Inc. Mr. Mandl is also a board member of Hewitt Associates, Inc., Horizon Lines, Inc., and Willamette University.

•	Michael A. Miles — Mr. Miles has been a director since February 1995. He is a special limited partner and a member of the Advisory Board of the investment firm Forstmann Little and Co. He is the former Chairman of the Board and Chief Executive Officer of Philip Morris Companies Inc., having served in those positions from September 1991 to July 1994. Prior to September 1991, Mr. Miles was Vice Chairman and a member of the board of directors of Philip Morris Companies Inc. Mr. Miles is also a director of Time Warner Inc., AMR Corporation, and Citadel Broadcasting Corp. and a trustee of Northwestern University.

•	Sam Nunn — Mr. Nunn has been a director since December 1999. He is Co-Chairman and Chief Executive Officer of the Nuclear Threat Initiative (NTI), a charitable organization working to reduce the global threats from nuclear, biological, and chemical weapons. He was a Senior Partner at the law firm of King & Spalding, Atlanta, Georgia, from 1997 until 2003. From 1972 through 1996, he served as a United States Senator from Georgia. During his tenure as Senator, he served as Chairman of the Senate Armed Services Committee and the Permanent Subcommittee on Investigations. He also served on the Intelligence and Small Business Committees. Mr. Nunn also serves as a director of Chevron Corporation, The Coca-Cola Company, and General Electric Company.

Executive Officers

The following table sets forth the name, age, and position of each of the persons who were serving as our executive officers as of October 15, 2007.

Name	Age	Title

Michael S. Dell	42	Chairman of the Board and Chief Executive Officer
Donald J. Carty	61	Vice Chairman and Chief Financial Officer
Bradley R. Anderson	48	Senior Vice President, Business Product Group
Paul D. Bell	47	Senior Vice President and President, Americas
Michael R. Cannon	54	President, Global Operations
Jeffrey W. Clarke	44	Senior Vice President, Business Product Group
Andrew C. Esparza	49	Senior Vice President, Human Resources
Stephen J. Felice	50	Senior Vice President and President, Asia Pacific-Japan
Ronald G. Garriques	43	President, Global Consumer Group
Mark Jarvis	44	Senior Vice President, Chief Marketing Officer
David A. Marmonti	48	Senior Vice President and President, Europe, Middle East, and Africa
Stephen F. Schuckenbrock	47	Senior Vice President and President, Global Services and Chief Information Officer
Lawrence P. Tu	53	Senior Vice President, General Counsel and Secretary

Set forth below is biographical information about each of our executive officers, except for Mr. Dell and Mr. Carty, whose biographical information is included under “Board of Directors” above.

•	Bradley R. Anderson — Mr. Anderson joined us in July 2005 and serves as Senior Vice President, Business Product Group. In this role, he is responsible for worldwide engineering, design, development, and marketing of our enterprise products, including servers, networking, and storage systems. Prior to joining Dell, Mr. Anderson was Senior Vice President and General Manager of the Industry Standard Servers business at Hewlett-Packard Company (“HP”), where he was responsible for HP’s server solutions. Previously, he was Vice President of Server, Storage and Infrastructure for HP, where he led the team responsible for server, storage, peripheral, and infrastructure products. Before joining HP in 1996, Mr. Anderson held top management positions at Cray Research in executive staff, field marketing, sales, finance, and corporate marketing. Mr. Anderson earned a bachelor of science in Petroleum Engineering from Texas A&M University and a Master of Business Administration from Harvard University. He serves on the Texas A&M Look College of Engineering Advisory Council.

•	Paul D. Bell — Mr. Bell has been with us since 1996 and has served as Senior Vice President and President, Americas since March 2007. In this role, Mr. Bell is responsible for all sales, and customer support operations across the Americas region (other than our consumer business). From February 2000 until March 2007, Mr. Bell served as Senior Vice President and President, Europe, Middle East, and Africa. Prior to this, Mr. Bell served as Senior Vice President, Home and Small Business. Prior to joining Dell in July 1996, Mr. Bell was a management consultant with Bain & Company for six years, including two years as a consultant on our account. Mr. Bell received bachelor’s degrees in Fine Arts and Business Administration from Pennsylvania State University and a Master of Business Administration degree from the Yale School of Organization and Management.

•	Michael R. Cannon — Mr. Cannon joined us in February 2007 as President, Global Operations. In this role, he is responsible for our manufacturing, procurement, and supply chain activities worldwide. Prior to joining Dell, Mr. Cannon was President, Chief Executive Officer, and a director of Solectron Corporation from January 2003 to February 2007, and President, Chief Executive Officer, and a director of Maxtor Corporation (now a part of Seagate Technology) from July 1996 to January 2003. Mr. Cannon has also worked at IBM’s Storage Systems Division. He began his career in engineering at The Boeing Company, where he held a management position with the Manufacturing Research and Development organization. Mr. Cannon studied mechanical engineering at Michigan State University and completed

Harvard Business School’s Advanced Management Program. He currently serves on the board of Adobe Systems.

•	Jeffrey W. Clarke — Mr. Clarke has served as Senior Vice President, Business Product Group since January 2003. In this role, he is responsible for worldwide engineering, design, development, and marketing of our business client products, including Dell OptiPlextm Desktops, Latitudetm Notebooks, Precisiontm Workstations, and Vostrotm desktops and notebooks. Mr. Clarke joined Dell in 1987 as a quality engineer and has served in a variety of engineering and management roles. In 1995 Mr. Clarke became the director of desktop development, and from November 2001 to January 2003 he served as Vice President and General Manager, Relationship Product Group. Mr. Clarke received a bachelor’s degree in Electrical Engineering from the University of Texas at San Antonio.

•	Andrew C. Esparza — Mr. Esparza joined us in 1997 as a director of Human Resources in the Product Group. He was named Senior Vice President, Human Resources in March 2007 and was named an executive officer in September 2007. In this role, he is responsible for driving the strategy and supporting initiatives to attract, motivate, develop, and retain world-class talent in support of our business goals and objectives. He also has responsibility for corporate security on a worldwide basis. He currently sits on the board of directors for aDellante, our internal networking group responsible for the development of Hispanic employees within the company. Prior to joining Dell, he held human resource positions with NCR Corporation from 1985 until 1997 and Bechtel Power Corporation from 1981 until 1985. Mr. Esparza earned a bachelor’s degree in business administration with a concentration in human resource management from San Diego State University.

•	Stephen J. Felice — Mr. Felice serves as Senior Vice President and President, Asia Pacific-Japan. He was named Senior Vice President in March 2007, after having served as Vice President, Asia Pacific-Japan since August 2005. Mr. Felice leads our operations throughout the APJ region, including sales and customer service centers in Penang, Malaysia, and Xiamen, China. Mr. Felice joined us in February 1999 and has held various executive roles in our sales and consulting services organizations. From February 2002 until July 2005, Mr. Felice was Vice President, Corporate Business Group, Dell Americas. Prior to joining Dell, Mr. Felice served as Chief Executive Officer and President of DecisionOne Corp. Mr. Felice also served as Vice President, Planning and Development, with Bell Atlantic Customer Services. He spent five years with Shell Oil in Houston. Mr. Felice holds a bachelor’s degree in business administration from the University of Iowa and a Master of Business Administration degree from the University of Houston.

•	Ronald G. Garriques — Mr. Garriques joined us in February 2007 as President, Global Consumer Group. In this role he is responsible for all aspects of our consumer business, including sales, marketing, and product design. Before joining Dell, Mr. Garriques served in various leadership roles at Motorola from February 2001 to February 2007, where he was most recently Executive Vice President and President, responsible for the Mobile Devices division. He also was Senior Vice President and General Manager of the Europe, Middle East, and Africa region for the Personal Communications Services division, as well as Senior Vice President and General Manager of Worldwide Products Line Management for the Personal Communications Services division. Prior to joining Motorola, Mr. Garriques held management positions at AT&T Network Systems, Lucent Technologies, and Philips Consumer Communications. Mr. Garriques holds a master’s degree in business administration from The Wharton School at the University of Pennsylvania, a master’s degree in mechanical engineering from Stanford University, and a bachelor’s degree in mechanical engineering from Boston University.

•	Mark Jarvis — Mr. Jarvis joined us in October 2007 as Senior Vice President, Chief Marketing Officer. In this role he is responsible for the company’s global marketing effort, spanning consumer and commercial businesses, including global brand, online, and communications. From April 2007 until October 2007, Mr. Jarvis served as a consultant to Dell in the Chief Marketing Officer role. From 2003 until 2007, Mr. Jarvis served as a marketing consultant to numerous Bay Area startups. From 1989 until 2003, Mr. Jarvis held various roles at Oracle, last serving as Chief Marketing Officer.

•	David A. Marmonti — Mr. Marmonti serves as Senior Vice President and President, Europe, Middle East, and Africa, having been appointed to that position in March 2007. In this role he is responsible for all business operations across the EMEA region, including sales and customer call centers in the region. Mr. Marmonti joined us in 1998 and has held a variety of roles, including Vice President and General Manager of our Public Business Group; Vice President and General Manger of our Mid-Markets and Preferred Corporate Accounts segments; Vice President and General Manager of our EMEA Home and Small Business division; Vice President of Marketing & e-business for the U.S. Consumer segment; and Director and General Manger of the U.S. Asset Recovery Business. Prior to joining Dell, Mr. Marmonti spent 16 years at AT&T in a variety of senior roles, including executive positions in sales and marketing, serving corporate customers. Mr. Marmonti holds a bachelor’s degree in business administration and marketing from the University of Missouri at St. Louis.

•	Stephen F. Schuckenbrock — Mr. Schuckenbrock joined us in January 2007 as Senior Vice President and President, Global Services. In September 2007, he assumed the additional role of Chief Information Officer. He is responsible for all aspects of our services business, with worldwide responsibility for Dell enterprise service offerings, and is also responsible for our global information systems and technology structure. Prior to joining us, Mr. Schuckenbrock served as Co-Chief Operating Officer and Executive Vice President of Global Sales and Services for Electronic Data Systems Corporation. Before joining EDS in 2003, he was Chief Operating Officer of The Feld Group, an information technology consulting organization. Mr. Schuckenbrock served as Global Chief Information Officer for PepsiCo from 1998 to 2000. Mr. Schuckenbrock earned a bachelor’s degree in business administration from Elon University.

•	Lawrence P. Tu — Mr. Tu joined us as Senior Vice President, General Counsel and Secretary in July 2004, and is responsible for overseeing Dell’s global legal department and governmental affairs. Before joining Dell, Mr. Tu served as Executive Vice President and General Counsel at NBC Universal for three years. Prior to his position at NBC, he was a partner with the law firm of O’Melveny & Myers LLP, where he focused on high technology, Internet, and media related transactions. He also served five years as managing partner of the firm’s Hong Kong office. Mr. Tu’s prior experience also includes serving as General Counsel Asia-Pacific for Goldman Sachs, attorney for the U.S. State Department, and law clerk for U.S. Supreme Court Justice Thurgood Marshall. Mr. Tu holds Juris Doctor and bachelor of arts degrees from Harvard University, as well as a master’s degree from Oxford University, where he was a Rhodes Scholar.

Section 16(a) Beneficial Ownership Reporting Compliance

In December 2006, Joan Hooper, former chief accounting officer, inadvertently failed to timely report the withholding of 870 shares to settle the withholding taxes on a vesting of restricted shares on December 27, 2006. The report was filed on January 3, 2007, two days after the deadline.

Code of Conduct

We maintain a Code of Conduct (entitled Winning with Integrity) that is applicable to all of our employees worldwide, including the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer. That Code of Conduct, which satisfies the requirements of a “code of ethics” under applicable SEC rules, contains written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely, and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules, and regulations; prompt internal reporting of violations of the code; and accountability for adherence to the code. A copy of the Code of Conduct is posted on our website at www.dell.com/codeofconduct.

We will post any waivers of the Code of Conduct or amendments to the Code of Conduct that are applicable to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer on our website at www.dell.com/codeofconduct.

Corporate Governance

Corporate Governance Principles — The Board of Directors believes that adherence to sound corporate governance policies and practices is important in ensuring that our company is governed and managed with the highest standards of responsibility, ethics, and integrity and in the best interests of the stockholders. The Board maintains a set of Corporate Governance Principles intended to reflect a set of core values that provide the foundation for our governance and management systems and our interactions with others. A copy of those principles can be found on our website at www.dell.com/corporategovernance.

Board Committees — The Board maintains the following committees to assist it in discharging its oversight responsibilities. The current membership of each committee is indicated in the list of directors set forth under “Board of Directors” above.

•	Audit Committee — The Audit Committee assists the Board in fulfilling its responsibility to provide oversight with respect to our financial statements and reports and other disclosures provided to stockholders, the system of internal controls, the audit process, and legal and ethical compliance. Its primary duties include reviewing the scope and adequacy of our internal and financial controls; reviewing the scope and results of the audit plans of our independent and internal auditors; reviewing the objectivity, effectiveness, and resources of the internal audit function; appraising our financial reporting activities and the accounting standards and principles followed; and reviewing and approving ethics and compliance policies. The Audit Committee also selects, engages, compensates, and oversees our independent auditor and pre-approves all services to be performed by that firm.

The Audit Committee is comprised entirely of directors who satisfy the standards of independence established under our Corporate Governance Principles, as well as additional or supplemental independence standards applicable to audit committee members established under applicable law and NASDAQ listing requirements. The Board has determined that each Audit Committee member meets the NASDAQ “financial literacy” requirement and that Mr. Mandl is a “financial expert” within the meaning of the current rules of the SEC.

•	Leadership Development and Compensation Committee — The Leadership Development and Compensation Committee reviews and approves, on behalf of the Board, the amounts and types of compensation to be paid to our executive officers and the non-employee directors; reviews and approves, on behalf of the Board, all bonus and equity compensation to be paid to our other employees; and administers our stock-based compensation plans. The Leadership Development and Compensation Committee is comprised entirely of directors who satisfy the standards of independence established in our Corporate Governance Principles, as well as additional or supplemental independence standards applicable to compensation committee members established under applicable law and NASDAQ listing requirements.

•	Governance and Nominating Committee — The Governance and Nominating Committee oversees all matters of corporate governance, including formulating and recommending to the full Board governance policies and processes and monitoring and safeguarding the independence of the Board, and selects, evaluates, and recommends to the full Board qualified candidates for election or appointment to the Board. This committee also recommends the structure and membership of the Board committees and administers an annual self-evaluation of Board performance. This committee is also responsible for monitoring, on behalf of the Board, our sustainability and corporate responsibility activities and initiatives. The Governance and Nominating Committee is comprised entirely of directors who satisfy the standards of independence established in our Corporate Governance Principles, as well as additional or supplemental independence standards applicable to nominating committee members established under applicable law and NASDAQ listing requirements.

The Governance and Nominating Committee’s policies and processes for identifying, evaluating, and selecting director candidates, including candidates recommended by stockholders, are set forth in the company’s proxy statement relating to the annual meeting of stockholders.

•	Finance Committee — The Finance Committee oversees all areas of corporate finance, including capital structure, equity and debt financings, capital expenditures, merger and acquisition activity, cash management, banking activities and relationships, investments, foreign exchange activities, and share repurchase activities. A majority of the members of the Finance Committee is comprised of directors who satisfy the standards of independence established in our Corporate Governance Principles.

Each committee is governed by a written charter approved by the full Board. These charters form an integral part of the Corporate Governance Principles, and a copy of each charter can be found on our website at www.dell.com/corporategovernance.

ITEM 11 —	EXECUTIVE COMPENSATION

Director Compensation

Mr. Dell and Mr. Carty are currently the only members of the Board who are also Dell employees, and they do not receive any additional compensation for serving on the Board. Kevin B. Rollins, the company’s former President and Chief Executive Officer, served as a member of the Board during Fiscal 2007 but received no additional compensation for such service. This section describes the compensation earned by Mr. Carty during Fiscal 2007 in his capacity as a director and prior to his becoming an executive officer. Details regarding Mr. Carty’s compensation as an executive officer can be found under “Compensation of Executive Officers” below.

Annual Retainer Fee — Each non-employee director receives an annual retainer fee, which was $75,000 during Fiscal 2007. In addition, the chair of the Audit Committee receives an additional annual retainer of $20,000; the chair of each of the other Board committees receives an additional annual retainer of $15,000; and the Presiding Director receives an additional annual retainer of $15,000 if he or she is not the chair of a Board committee. Each director can receive the retainer in cash, defer all or a portion into a deferred compensation plan, or receive fair market value stock options or restricted stock in lieu of cash. Amounts deferred into the deferred compensation plan are payable in a lump sum or in installments beginning upon termination of service as a director. The number of options or shares of restricted stock received in lieu of the annual retainer fee (or the method of computing the number) and the terms and conditions of those awards are determined from time to time by the Leadership Development and Compensation Committee. The annual retainers are payable at the first Board meeting after the annual stockholders’ meeting for all members elected by the stockholders. For new members appointed by the Board, the retainer is payable at the first Board meeting attended by the new director.

Option and Stock Awards — The non-employee directors are also eligible for stock option and restricted stock awards. The number of options and shares awarded, as well as the other terms and conditions of the awards (such as vesting and exercisability schedules and termination provisions), are generally within the discretion of the Leadership Development and Compensation Committee, except that (a) no non-employee director may receive awards (not including awards in lieu of annual cash retainer) covering more than 50,000 shares of common stock in any year (other than the year the director joins the Board, when the limit is two times the normal annual limit), (b) no more than 20% of the awards granted to a non-employee director during a year (not including awards in lieu of annual cash retainer) may consist of restricted stock, (c) the exercise price of any option cannot be less than the fair market value of the common stock on the date of grant, and (d) no option can become exercisable, and no share of restricted stock can become transferable, earlier than six months from the date of grant. Management has proposed that the restriction described in clause (b) above be removed, giving the Leadership Development and Compensation Committee authority to approve any mix of restricted stock and stock options, subject to the other conditions. We intend to submit that proposal to a stockholder vote at the next annual meeting of stockholders.

Option and restricted stock awards are granted at the first Board meeting after the annual stockholders’ meeting for all members elected by the stockholders. For new members appointed by the Board, option and restricted stock awards are granted on the date of the first Board meeting attended by the new director.

Other Benefits — We reimburse directors for their reasonable expenses associated with attending Board meetings and provide them with liability insurance coverage for their activities as directors.

Under our Certificate of Incorporation and Bylaws, the directors are entitled to indemnification from Dell to the fullest extent permitted by Delaware corporate law. We have entered into indemnification agreements with each of the non-employee directors. Those agreements do not increase the extent or scope of the indemnification provided, but were entered into to establish processes and procedures for indemnification claims.

Director Compensation During Fiscal 2007 — The following table sets forth the compensation paid to the non-employee directors for Fiscal 2007.

	Fees Earned or	Equity Awards(a)
Name	Paid in Cash	Stock		Option	Total

Mr. Carty(b)	$20,000	$112,597		$122,728	$255,325
Mr. Gray	37,500	75,100		122,728	235,328
Ms. Krawcheck	75,000	26,336		27,161	128,497
Mr. Lafley	75,000	26,336		27,161	128,497
Ms. Lewent	15,000	112,597		210,298	337,895
Mr. Luce	95,000	4,887		23,003	122,890
Mr. Luft	—	112,597	(c)	138,343	250,940
Mr. Mandl	75,000	37,603		128,798	241,401
Mr. Miles	90,000	37,603		135,450	263,053
Mr. Nunn	15,000	112,597		141,519	269,116

(a)	Represents the dollar amount of equity compensation cost recognized for financial statement reporting purposes with respect to Fiscal 2007, computed in accordance with SFAS 123(R), excluding the impact of estimated forfeitures for service-based vesting conditions. See Note 6 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for a description of the assumptions used in that computation. The actual value realized by the director with respect to stock awards will depend on the market value of Dell common stock on the date the stock is sold, and the actual value realized by the director with respect to option awards will depend on the difference between the market value of Dell common stock on the date the option is exercised and the exercise price.

The following table sets forth the number of shares covered by awards made in Fiscal 2007. All of these awards, other than those made to Mr. Luce, were made on July 21, 2006, the date of the first Board meeting following last year’s annual meeting of stockholders. The awards to Mr. Luce were made on December 7, 2006, the date of the first Board meeting Mr. Luce attended after his reappointment to the Board in September 2006.

	Annual	Annual	Restricted	New Director	New Director
	Restricted Stock	Stock Option	Stock in Lieu	Restricted	Stock Option
Name	Award	Award	of Retainer	Stock Award	Award

Mr. Carty	3,944	15,775	3,836	—	—
Mr. Gray	3,944	15,775	1,918	—	—
Ms. Krawcheck	3,944	15,775	—	7,888	31,550
Mr. Lafley	3,944	15,775	—	7,888	31,550
Ms. Lewent	3,944	15,775	3,836	—	—
Mr. Luce	—	—	—	5,850	23,399
Mr. Luft	3,944	15,775	3,836	—	—
Mr. Mandl	3,944	15,775	—	—	—
Mr. Miles	3,944	15,775	—	—	—
Mr. Nunn	3,944	15,775	3,836	—	—

The restricted stock included in the Annual Restricted Stock Award column and the New Director Restricted Stock Award column vests ratably over five years (20% per year), so long as the director remains a member of the Board. The portion that is unvested at the time the director ceases to be a member of the Board (other than by reason of death or permanent disability) is forfeited. All unvested restricted stock vests immediately upon death or permanent disability. The grant date fair value for these awards, computed in accordance with SFAS 123(R), was $77,105 for each of the Annual Restricted Stock Awards; $154,211 for each of the New Director Restricted Stock Awards granted to Ms. Krawcheck and Mr. Lafley; and $154,206 for the New Director Restricted Stock Award granted to Mr. Luce.

The stock options included in the Annual Stock Option Award column and the New Director Stock Option Award column vest ratably over five years (20% per year), so long as the director remains a member of the Board. The portion that is unvested at the time the director ceases to be a member of the Board (other than by reason of death or permanent disability) terminates. All unvested options vest immediately upon death or permanent disability. The options terminate ten years from the date of grant unless terminated earlier as follows: all options (vested and unvested) terminate immediately if the director resigns at the request or demand of the Board or is otherwise removed from the Board; if the director ceases to be a member of the Board by reason of death, permanent disability, or retirement after attaining the age of 72, vested options remain exercisable for one year; if the director resigns for any other reason, vested options remain exercisable for 90 days. The options are transferable to family members under specified conditions. The exercise price of the options is the fair market value of Dell common stock on the date of grant ($26.36 for the award to Mr. Luce on December 7, 2006, and $19.55 for the awards to the other non-employee directors on July 21, 2006). The grant date fair value for these awards, computed in accordance with SFAS 123(R), was $104,367 for each of the Annual Stock Option Awards; $208,735 for each of the New Director Stock Option Awards granted to Ms. Krawcheck and Mr. Lafley; and $174,884 for the New Director Stock Option Award granted to Mr. Luce.

The restricted stock included in the Restricted Stock in Lieu of Retainer column was granted pursuant to the director’s election to receive restricted stock in lieu of some or all of the $75,000 annual cash retainer. This stock was fully vested at grant, but may not be sold or transferred for six months following the grant. The number of shares was determined by dividing the foregone retainer amount by the fair market value of Dell common stock on the date of grant ($19.55). The grant date fair value for these awards, computed in accordance with SFAS 123(R), was equal to the amount of the foregone retainer ($37,500 in the case of Mr. Gray and $75,000 in the case of each other director who elected this option).

The following table sets forth the number of shares of restricted stock and the number of shares underlying stock options held by each of the non-employee directors as of the end of Fiscal 2007:

Name	Restricted Stock	Stock Options

Mr. Carty	6,576	342,376
Mr. Gray	6,576	83,375
Ms. Krawcheck	11,832	47,325
Mr. Lafley	11,832	47,325
Ms. Lewent	6,576	157,669
Mr. Luce	5,850	37,208
Mr. Luft	6,576	165,091
Mr. Mandl	6,576	167,704
Mr. Miles	6,576	361,402
Mr. Nunn	6,576	182,549

The information for Mr. Carty reflects awards he received in his capacity as a director, prior to becoming an executive officer. For information regarding awards he received as an executive officer, see “Compensation of Executive Officers” below.

(b)	These awards were made to Mr. Carty as a member of the Board prior to his becoming an executive officer. As an executive officer, he is no longer eligible for additional compensation for service on the Board. For a description of Mr. Carty’s compensation as an executive officer, see “Compensation of Executive Officers” below.

(c)	To afford Mr. Luft, a resident of Germany, a comparable compensation benefit under local law, all awards designated as restricted stock awards were made in the form of restricted stock units with the same vesting and expiration provisions as the restricted stock.

Compensation of Executive Officers

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis is designed to provide stockholders with an understanding of our compensation philosophy, core principles, and decision making process. It discusses the Leadership Development and Compensation Committee’s determinations of how and why, in addition to what, compensation actions were taken for the executive officers who are identified in the Summary Compensation Table below (the “Named Executive Officers”).

Specifically, the Leadership Development and Compensation Committee has the responsibilities listed below. For more information about the committee’s role, see the committee’s charter, which can be found on our website at www.dell.com/corporategovernance.

•	Reviewing with management and approving the compensation philosophy and core objectives for executive officers;

•	Evaluating the performance of the Chairman and Chief Executive Officer in light of the current business environment and our strategic objectives;

•	Reviewing with management and approving all forms of compensation to be provided to the executive officers, including establishing target opportunity levels, setting performance goals, and determining results;

•	Acting as administrator of our compensation plans, including granting awards to executive officers; and

•	Evaluating the need for, and provisions of, employment contracts or severance arrangements for the executive officers.

The Leadership Development and Compensation Committee has delegated its authority with respect to compensation decisions for non-executive officer employees to the Chairman and Chief Executive Officer, subject to periodic review by the committee. The sections presented will follow in the order of the duties listed above.

Executive Compensation Philosophy and Core Objectives

We seek profitable revenue growth in a highly competitive industry that includes several other large branded competitors as well as a number of smaller branded and generic competitors. Our business strategy is evolving as we combine our direct customer model with relevant technologies and solutions, highly efficient manufacturing and logistics, and new distribution channels to reach commercial customers and individual consumers around the world. Accordingly, the Board and the Chief Executive Officer have defined the following four multi-year strategic corporate priorities:

•	Globalization — Focus on accelerating profitable revenue growth in developing areas of the world;

•	Product Leadership — Design and innovate around non-proprietary standards-based technologies to offer customers what they want, when they want it, and at a level of value they consider to be unparalleled;

•	Customer Experience — Focus on product quality and customer service to instill customer satisfaction, trust, and loyalty; and

•	Winning Culture — Recruit and develop a diverse workforce globally and provide a positive work environment, including recognition based on merit, a focus on customer commitment, the highest standards of integrity and ethical behavior, and community leadership.

The Leadership Development and Compensation Committee is committed to and responsible for designing, implementing, and administering a compensation program for executive officers that ensures appropriate linkage between pay, company performance, and results for shareholders. The committee seeks to increase shareholder value by rewarding performance with cost-effective compensation and ensuring that we can attract and retain the best executive talent through adherence to the following core compensation objectives:

•	Providing compensation commensurate with the level of success achieved, ranging from above-average overall rewards for performance that exceeds that of our peers to below-average compensation for below-average performance;

•	Providing a total compensation opportunity that is competitive with similar high-tech and other large global general industry companies that we compete with for talent;

•	Managing fixed costs by combining a conservative approach to base salaries and benefits, with more aggressive performance-dependent short- and long-term incentives;

•	Recognizing and rewarding the achievement of corporate, regional/business unit, and individual performance goals; and

•	Heavily weighting the compensation package towards long-term, performance-dependent incentives to better align the interests of executives with shareholders.

Our compensation programs are designed to reward achievement of corporate priorities, and these programs will change from time to time as necessary to support corporate priorities and as those priorities change. The specific principles, components, and decisions used in Fiscal 2007 to manage the compensation of executive officers are discussed in more detail below.

Evaluating Chairman and CEO Performance

Process

All decisions relating to the compensation of the Chairman and the Chief Executive Officer are made by the Leadership Development and Compensation Committee in executive session, without management present. In assessing the compensation of the Chairman and Chief Executive Officer, the committee considers the performance of the company, the executive’s contribution to that performance, and other factors (including tenure and experience, retention concerns, and historical compensation) in the same manner as for any other executive officer.

Results

Fiscal 2007 was a challenging year for us in many ways. Increased pressure from competitors combined with poor execution led to an erosion of market share and ultimately culminated in a change of leadership. A number of long-term strategic initiatives, aimed at driving long-term sustainable performance and improving areas such as customer satisfaction, began to show positive results during the year; however, these positive results were overshadowed by our relatively weak financial performance. The compensation actions taken for the Chairman and the Chief Executive Officer and the other Named Executive Officers based on these results are discussed in the next section.

Executive Officer Compensation

The Total Compensation Package

Process — When making individual compensation decisions for executive officers, the committee takes many factors into account, including the individual’s performance, tenure, and experience; the performance of the company overall; any retention concerns; the recommendations of management; the individual’s historical compensation; and comparisons to other executive officers (both those of the company and those of our peer group).

Elements of the Total Compensation Package — The key elements of the compensation program for our executive officers are base salary, annual incentive bonus, long-term incentives, and benefits, and perquisites.

The chart below is representative of the overall pay mix for our Named Executive Officers. The committee takes a holistic approach to executive compensation and balances the individual compensation elements for each executive officer individually. For example, because he is the company’s largest stockholder, Mr. Dell does not receive any long-term incentive compensation.

Pay Mix for Named Executive Officers

Pay Mix — Because executive officers are in a position to directly influence the overall performance of the company, and in alignment with our highly-leveraged pay-for-performance philosophy, a significant portion of their compensation is delivered in the form of performance-dependent, short- and long-term incentive programs. The level of performance-dependent pay varies for each executive based on level of responsibility, market practices, and internal equity considerations, as well as total share ownership.

Competitive Market Assessment — The Leadership Development and Compensation Committee annually reviews market compensation levels for executive officers at similar high-tech and other large global general industry companies to determine whether the compensation components for our executive officers remain in the targeted ranges described below under “Market Positioning.” With the assistance of the human resources department, management collects and presents to the Leadership Development and Compensation Committee compensation data for the top five most highly-paid executive officers from a list of targeted comparator companies as well as data for all executive officers from published compensation surveys. These compensation surveys include data on high-tech and general industry pay practices for each executive position at companies similar in size and complexity to Dell. The compensation assessment includes an evaluation of base salary, target annual incentive opportunities, long-term incentive grant values, and benefits for each of our executive officers relative to similar positions in the market.

Each year, management develops the peer group for evaluating pay for the executive officers (excluding, in Fiscal 2007, Mr. Dell, who served as executive Chairman of the Board) based on those companies with which we compete for talent. The committee reviews and approves the peer group annually using an assessment of sales volumes, market capitalization, employment levels, product mix, and business results. The peer group used to evaluate executive pay practices at the beginning of Fiscal 2007 consisted of the following 23 companies:

• Advanced Micro Devices, Inc.
• Apple Inc.
• Applied Materials Inc.
• Best Buy Co., Inc.
• CDW Corp.
• Cisco Systems Inc.
• Citigroup Inc.
• Computer Sciences Corp.
• Electronic Data Systems Corp.
• EMC Corp.
• General Electric Company
• Hewlett Packard Co.	• Home Depot Inc.
• Honeywell International Inc.
• Intel Corp.
• International Business Machines Corp.
• Johnson & Johnson
• Lexmark International Inc.
• Microsoft Corp.
• Oracle Corp.
• Procter & Gamble Co.
• Texas Instruments Inc.
• Wal Mart Stores Inc.

Because only four of the above comparable companies employ full-time, non-CEO, Chairman of the Board positions, the Leadership Development and Compensation Committee included additional data from other large global general industry companies to evaluate market pay practices for Mr. Dell, who held such a position at Dell for most of Fiscal 2007. Specifically, the comparator group for the Chairman position consisted of 12 companies with annual revenues of at least $10 billion, as follows:

• Anheuser-Busch Companies Inc. • Best Buy Co., Inc. • Citigroup Inc. • Coca-Cola Company • ConocoPhillips Company • Costco Wholesale Corporation	• D R Horton, Inc. • Kroger Co. • Oracle Corp. • Pulte Homes Inc. • The Travelers Companies Inc. • Texas Instruments Inc.

Market Positioning — The Leadership Development and Compensation Committee targets base salary and benefits at the median of competitive market practices and variable compensation (annual incentives and the grant value of long-term incentives) at the 75th percentile of the market for each component. The committee believes that above-average overall pay positioning will allow us to attract and retain the appropriate level of executive talent while appropriately rewarding high performance through stretch performance objectives. The actual target compensation for each individual executive may be higher or lower than the targeted market position based on such factors as individual skills, experience, contribution and performance, internal equity, or other factors that the committee may take into account that are relevant to the individual executive. In addition, actual compensation results (e.g., amounts earned and paid each year) may be higher or lower than target based on corporate, regional/business unit, and individual performance.

Individual Compensation Components

Base Salary

Design — Our philosophy is that base salaries should meet the objectives of attracting and retaining the executive officers needed to run the business. The base salaries are targeted at market median levels, although each executive officer may have a base salary above or below the median of the market. Actual individual salary amounts are not objectively determined, but instead reflect the committee’s judgment with respect to each executive officer’s responsibility, performance, experience, and other factors, including any retention concerns, the individual’s historical compensation, and internal equity considerations. During Fiscal 2007, the Leadership Development and Compensation Committee relied significantly on the input and recommendations of Mr. Dell as Chairman and Mr. Rollins as Chief Executive Officer when evaluating factors relative to the other executive officers in order to approve salary adjustments.

Results — As noted above, in recent years the Leadership Development and Compensation Committee made a decision to allocate more compensation to the performance-dependent elements of the total compensation package. As a result, in Fiscal 2006 and Fiscal 2007, annual salary increases among executive officers generally were somewhat modest as more focus was placed on the annual incentive bonus. The Named Executive Officer salaries are all below the median of the market, and other than Mr. Dell, each Named Executive Officer received a modest raise for Fiscal 2007 designed to keep the salary close to the market median. Mr. Dell did not receive a raise because the committee determined that the key component of his compensation was performance-based bonus.

Annual Incentive Bonus

Design — The annual incentive bonus plan is designed to align executive officer pay with overall company financial performance, as well as performance against strategic initiatives in the short-term. The plan provides a reward based on the achievement of corporate, regional/business unit, and individual performance objectives.

Annual incentives for executive officers are subject to the Executive Annual Incentive Bonus Plan. This plan was designed to qualify as tax-deductible under Section 162(m) of the Internal Revenue Code, and was approved by stockholders at the 2003 annual meeting.

The Leadership Development and Compensation Committee establishes a target incentive opportunity for each executive officer expressed as a percent of base salary. As explained in the chart under “Elements of the Total Compensation Package” above, the base salary and annual incentive bonus components of the pay mix are generally equal in amount, each comprising approximately 10% of the pay mix. Therefore, most Named Executive Officers were granted a target incentive opportunity equal to their base salary. Mr. Dell and Mr. Rollins, the individuals with the greatest overall responsibility for company performance, were granted larger incentive opportunities in comparison to their base salaries in order to weight their overall pay mix even more heavily towards performance-based compensation. For the Named Executive Officers, the target annual incentives for Fiscal 2007 were as follows:

	Target Incentive as a
Named Executive Officer	% of Base Salary(a)

Mr. Dell	200%
Mr. Carty	—	%(b)
Mr. Bell	100%
Mr. Felice	100%
Mr. Rollins	300%
Mr. Schneider	100%
Mr. Parra	100%

(a)	To qualify for tax deductibility under Section 162(m) of the Internal Revenue Code, the maximum payout was capped at 0.10% of consolidated net income for each executive, with the exception of Mr. Dell and Mr. Rollins, whose payouts were capped at 0.20% of consolidated net income.

(b)	Mr. Carty joined the company as an executive officer in January 2007 and was not eligible for an annual incentive bonus for Fiscal 2007.

To arrive at a payout number, the target percentage of salary for each executive officer is multiplied by a formula based on corporate performance, regional or business unit performance, and the achievement of individual performance goals. The formula is illustrated below.

Target Annual Incentive	X	Corporate Performance Modifier (0%-300%)	X	Regional/Business Unit Performance Modifier (50%-150%)	X	Individual Performance Modifier (0%-150%)

Corporate Performance Target — At the end of the year, the Leadership Development and Compensation Committee evaluates company performance against specific financial and strategic performance targets set at the beginning of the year and modifies the bonus payout to 0% to 300% of the target. For Fiscal 2007, the financial performance objectives were revenue growth and operating income margin objectives, as follows:

	Threshold	Target	Maximum

Revenue Growth	5.0%	10.0%	20.0%
Operating Income Margin	7.0%	7.8%	8.6%

Results — For Fiscal 2007, we did not achieve either revenue growth or operating income margin at the threshold level. Consequently, the committee set the corporate performance modifier at 0%, the other modifiers were not applied, and the formulaic payout results were zero.

Regional/Business Unit and Individual Performance — After the corporate performance modifier is set, the following additional modifiers are applied to determine individual payout amounts:

•	Performance of the executive’s regional/business unit; and

•	A subjective evaluation of each executive’s individual performance and contribution during the year.

Each of these factors can result in further modification of the executive’s payout as indicated. Upward adjustments must be offset by downward adjustments for other executives, as the aggregate payouts cannot exceed the total amount funded and approved by the Leadership Development and Compensation Committee based on corporate performance. As mentioned above, the regional/business unit and individual performance modifiers were not applied for Fiscal 2007 as we did not meet the corporate performance thresholds.

Strategic Priorities Targets — The Leadership Development and Compensation Committee has the discretion to adjust the formulaic payout results based on company performance against specific strategic priorities established for the year. For Fiscal 2007, these included objectives in the areas of Customer Experience, Winning Culture, and Global Growth.

Fiscal 2007
Strategic Initiatives(a)	Fiscal 2007 Goal	Fiscal 2007 Results

Customer Experience:
Customer Satisfaction score	90% Positive	75% Positive
Online Customer Satisfaction score	90% Positive	<90% Positive
Winning Culture:
All Tell Dell Metrics	>75% Positive	76% Positive
Leadership Imperative Participation	100%	88%
Global Growth(b)

(a)	The committee believes that the performance objectives established for each of these strategic initiatives represent meaningful improvements for the organization and, therefore, are reasonably difficult to attain.

(b)	Management believes, and the committee concurs, that the specific strategic initiatives and performance goals established for the “Global Growth” strategic priority during Fiscal 2007 represent confidential business information, the disclosure of which would result in meaningful competitive harm.

Based on the results described above, the Leadership Development and Compensation Committee did not adjust the formulaic payout results, and no annual incentive payments were made to the executive officers.

Long-Term Incentives

Design — Long-term incentives are the most significant element of total executive officer compensation. Performance-dependent components of compensation comprise much of this element, consistent with our philosophy of driving performance and thereby aligning the interests of executives with other stockholders. These incentives are designed to motivate executive officers to improve financial performance and stockholder value, as well as encouraging the long-term employment of the executive officers. These incentives include a variety of stock and cash vehicles, such as:

•	Stock options

•	Restricted stock units (“RSUs”)

•	Performance-based restricted stock units (“PBUs”)

•	Long-term cash awards

Historically, we relied primarily on stock option awards in granting long-term incentives. However, in Fiscal 2007 the Leadership Development and Compensation Committee redesigned the long-term incentives for the executive officers. In addition to using stock options, the committee introduced PBUs that reward the achievement of specific business objectives as well as stock appreciation, and approved new long-term cash engagement awards to introduce an additional incentive for executive officers to remain with the company over the next four years.

The specific mix of options and PBUs as a percent of total long-term incentives varied for each executive officer based on the Chairman’s and the Chief Executive Officer’s assessments of the perceived value of each vehicle for each executive officer.

In awarding new long-term incentives, the Leadership Development and Compensation Committee also considers level of responsibility, prior experience, and individual performance criteria, as well as the compensation practices of the peer group of companies used to evaluate total compensation. The objective is to provide executive officers with above-average long-term incentive award opportunities targeted at the 75th percentile of peer practices for on-going, annual awards, while also offering additional cash retention incentives to executive officers other than the Chairman and the Chief Executive Officer. The long-term incentive program is designed to be highly leveraged, ensuring that if our stockholder returns exceed industry norms, actual gains will exceed industry norms, while also meeting our needs to retain executive talent in a highly competitive market.

We do not backdate options or grant options or other equity awards retroactively. In addition, we do not purposely schedule option awards or other equity grants prior to the disclosure of favorable information or after the announcement of unfavorable information. Options are generally granted at fair market value on a fixed or predetermined date. All equity grants to executive officers require the approval of the Leadership Development and Compensation Committee. In general, awards under our annual long-term incentive grant process are made on predetermined Board meeting dates.

Fiscal 2007 Equity Opportunities — In Fiscal 2007 the Leadership Development and Compensation Committee established the following target long-term equity incentive opportunities (estimated value at grant and granted in the indicated combination of stock options and PBUs) for each Named Executive Officer:

	Target
	Fiscal 2007	Award Mix
Named Executive Officer	Grant Value	Options	PBUs

Mr. Dell	—(a)	—	—
Mr. Carty	—(b)	—	—
Mr. Bell	$4,500,000	40%	60%
Mr. Felice	4,500,000	51%	49%
Mr. Rollins	9,360,000	52%	48%
Mr. Schneider	4,500,000	51%	49%
Mr. Parra	4,500,000	51%	49%

(a)	As Dell’s founder and largest individual stockholder, Mr. Dell does not receive any long-term incentive compensation.

(b)	Mr. Carty joined the company as an executive officer in January 2007 and was not eligible for long-term awards as part of the annual grant for Fiscal 2007. He did receive stock option and RSU awards as part of his new hire compensation package. See “Summary Compensation Table” below.

•	Stock Options — Stock options are designed to reward executive officers for the increase in Dell’s stock price over time. Options represent the high-risk and potential high-return component of our total long-term incentive program, as the realizable value of each option can fall to zero if the stock price is lower than the exercise price established on the date of grant.

The size of stock option grants for executive officers is based primarily on the target dollar value of the award translated into a number of option shares based on the estimated economic value on the date of grant, as determined using the Black-Scholes option pricing formula. As a result, the number of shares underlying stock option awards will typically vary from year to year, as it is dependent on the price of Dell common stock on the date of grant. In addition, the size of the award will vary based on the target mix of options and PBUs, which varies for each executive officer.

In March 2006, the Leadership Development and Compensation Committee approved grants of stock options to each of the executive officers (other than Mr. Dell) as part of our annual stock option grants. These options had an exercise price equal to the fair market value of Dell common stock on the date of grant (determined as the average of the high and low stock price on The NASDAQ Stock Market on the date of grant) and vest ratably over five years (20% per year) beginning on the first anniversary of the date of grant. Because the exercise price of these options is equal to the fair market value of Dell’s common stock on the date of grant, these stock options will deliver a reward only if the stock price appreciates from the price on the date the stock options were granted. This design is intended to focus the executive officers on the long-term enhancement of stockholder value.

After we delayed the filing of our Annual Report on Form 10-K for Fiscal 2007, we suspended the exercise of employee stock options. As a result, some stock options expired while the holders had no ability to exercise them or otherwise prevent their expiration. The Leadership Development and Compensation Committee determined that we should nevertheless provide certain of the affected individuals with the value that they would have received had they been permitted to exercise the options. Therefore, we agreed to pay those individuals cash payments generally equal to the in-the-money value of the options at expiration. We will make those payments within 45 days after we file our Annual Report on Form 10-K for Fiscal 2007. The group of affected individuals included current and former executive officers. Because these payments are intended to compensate the affected individuals for the value they would have received had their options been exercisable, the payments were not considered in making other compensation decisions.

•	RSUs — Like stock options, RSUs are designed to reward executives for increases in our stock price over time. RSUs also provide a deferral of vesting and payout to help retain executive officers. RSUs are denominated in full shares of the company’s common stock and, therefore, have a more stable value over time as the stock price goes up or down (as compared to options, which only have value if the stock price increases).

•	PBUs — PBUs are designed to reward participants for the achievement of near-term financial objectives, while also providing a deferral of vesting and payout to help retain executive officers. Like RSUs, PBUs are denominated in full shares of the company’s common stock and, therefore, have a more stable value over time as the stock price goes up or down.

The size of PBU grants is based on a target dollar value of the award divided by the stock price on the date of grant. The actual number of shares earned is determined based on company performance measured over a one-year period against predetermined performance goals. Shares granted in Fiscal 2007 vest ratably over a five-year period beginning on the date of grant.

For Fiscal 2007, the following revenue growth and minimum operating margin goals were used as performance measures. Even if the revenue growth goal is achieved, the minimum operating margin goal must also be achieved at or above the threshold for any shares to be earned. The table below provides the threshold, target, and maximum performance levels and the percentage of shares earned at these levels: The percentage of shares earned is prorated within the ranges below based on performance level.

	Threshold	Target	Maximum

Performance Goals:
Revenue (in billions)	$57.6	$61.5	$64.3
(Year-over-year revenue growth)	3%	10%	15%
Minimum operating margin	6%	6%	6%
Shares Earned (Percent of Initial Shares Granted)	0%	100%	120%

Since none of the performance goals were achieved during Fiscal 2007, no PBU shares were earned by any of the executive officers.

•	2003 and 2006 Long-Term Cash Incentive Bonus Awards — The Named Executive Officers, other than Mr. Dell, Mr. Carty, and Mr. Rollins, are eligible for payments under these previously approved programs. Because we did not achieve the threshold targets for corporate performance specified in the programs, no amounts were earned under either program for Fiscal 2007. Amounts earned under these programs for prior years will be paid in Fiscal 2008 or Fiscal 2009.

•	2007 Long-Term Cash Incentive Awards — In March 2006, the Leadership Development and Compensation Committee implemented the 2007 Long-Term Cash Award Program. All executive officers employed at that time other than Mr. Dell and Mr. Rollins were eligible for cash engagement awards under this program. As Dell has become recognized for our high-quality leaders, our executives have increasingly become targets for recruitment to key positions in other organizations. This program is intended to better balance our existing long-term compensation programs between cash and equity awards, and to enhance the overall holding power of our compensation package.

These cash awards vest and will be paid out in increments over a four-year period and represent compensation in addition to targeted market pay positioning for each executive officer. These awards are contingent only upon continued employment through the annual vesting period, which ends in March of each fiscal year. If the executive officer’s employment terminates, other than due to death or permanent disability, the executive forfeits all subsequent payouts. The value of the award for each executive officer was determined at the recommendation of the Chairman and the Chief Executive Officer based on an assessment of the holding power of current long-term incentives for each executive officer, retention risk, and each individual’s impact on the organization.

The following table sets forth the awards and vesting periods for each of the Named Executive Officers under this program. Neither Mr. Dell nor Mr. Rollins was eligible for these cash awards. Mr. Carty joined the company as an executive in January 2007 and thus did not receive an award under this program.

		Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011
Named Executive Officer	Total Grant	Vesting	Vesting	Vesting	Vesting

Mr. Bell	$4,000,000	$—	$1,200,000	$1,300,000	$1,500,000
Mr. Felice	5,000,000	800,000	1,000,000	1,400,000	1,800,000
Mr. Schneider(a)	8,000,000	—	2,666,667	2,666,667	2,666,666
Mr. Parra(a)	4,000,000	—	1,200,000	1,300,000	1,500,000

(a)	Both Mr. Schneider and Mr. Parra resigned from the company before the first vesting date and, therefore, forfeited these amounts.

Benefits and Perquisites

Our policy is to provide limited benefits and perquisites for executive officers. While perquisites do not constitute a significant part of executive officer compensation, the Leadership Development and Compensation Committee believes that limited benefits and perquisites are generally a typical component of total remuneration for executives in industries similar to ours and that providing such benefits is important to delivering a competitive package to retain executive officers. Specific perquisites and benefits include:

Deferred Compensation Plan — We maintain a nonqualified deferred compensation plan that is available to all Dell executives. For a description of the terms of this plan, as well as information about the account balances held by each of the Named Executive Officers, see “Other Benefit Plans — Deferred Compensation Plan” below.

Financial counseling and tax preparation services — Each executive officer is entitled to reimbursement, up to $12,500 annually, for financial counseling services (including tax preparation). Actual costs are reimbursed, and the income is imputed to the executive officer for federal income tax purposes.

Annual physical — We pay for a comprehensive annual physical for each executive officer and his or her spouse and reimburse for associated travel and lodging, all subject an annual maximum of $5,000 per person.

Technical Support — We provide our executive officers with technical support (personal and business) and, in some cases, certain home network equipment. The incremental costs of providing these services is limited to the cost of hardware provided and is insignificant.

Other — The executive officers participate in our other benefit plans on the same terms as other employees. These plans include medical, dental, and life insurance benefits; our 401(k) retirement savings plan; and our employee stock purchase plan. See “Other Benefit Plans” below.

Stock Ownership Guidelines

The Board has established stock ownership guidelines for themselves and our executive officers to more closely link their interests with those of other Dell stockholders. Under those guidelines, non-employee directors must maintain ownership of Dell common stock having an aggregate value equal to at least 300% of their annual retainer, the Chairman and Chief Executive Officer must maintain ownership of stock having an aggregate value equal to at least 500% of base salary, and all other executive officers must maintain ownership of stock having an aggregate value equal to at least 400% of base salary. A person has three years after becoming subject to the guidelines to attain the specified minimum ownership position. Unvested restricted stock or stock units may be used to satisfy these minimum ownership requirements, but unexercised stock options may not. We believe these ownership guidelines to be in line with the prevalent ownership guidelines among our recognized peer companies.

Compliance with these guidelines is evaluated once each year using the average closing price of Dell common stock during the previous fiscal year. As of the last evaluation in May 2007, all directors and executive officers met their ownership requirements.

Administration of Compensation Plans

The Leadership Development and Compensation Committee approves every compensation action for executive officers, including equity awards, which are effective on the day of approval. In addition, the committee annually conducts a comprehensive review of all compensation and benefit plans for the company, with a view to ensuring compliance, fairness, cost competitiveness, and adherence to our pay-for-performance philosophy. While the committee was expecting better company performance in the past year, it is confident that the executive officers reaped rewards commensurate with their individual and Dell’s overall performance.

Employment Agreements, Severance, and Change-in-Control Arrangements

Substantially all of Dell’s employees enter into a standard employment agreement upon commencement of their employment. The standard employment agreement primarily addresses intellectual property and confidential and proprietary information matters and does not contain provisions regarding compensation or continued employment.

We did not have any special employment agreement with any of our executive officers, nor did we provide them with any kind of contractual severance or change-in-control benefits, during Fiscal 2007. We have recently begun to implement special employment agreements with our executive officers that contain non-solicitation and non-competition agreements and also provide for the payment of specified severance upon termination of employment. On September 6, 2007, the Leadership Development and Compensation Committee approved new severance arrangements for the executive officers other than Mr. Dell. Under the new agreements, if an executive officer’s employment is terminated without cause, the executive will receive a severance payment equal to 12 months’ base salary and target bonus. The agreements also obligate each executive officer to comply with certain noncompetition and nonsolicitation obligations for a period of 12 months following termination of employment. We previously entered into separate severance arrangements with Michael R. Cannon and Ronald G. Garriques upon the commencement of their employment in February 2007. The new severance arrangements will not be applicable to either Mr. Cannon or Mr. Garriques until the expiration of their current arrangements. No executive officer severance payments would have been required as of the last business day of Fiscal 2007.

All of our equity awards contain provisions that accelerate the vesting of the awards upon the death or permanent disability of the holder. These provisions are generally applicable to all Dell employees, including the executive officers. In addition, the Leadership Development and Compensation Committee has authority under our stock plans to issue awards with provisions that accelerate vesting and exercisability in the event of a change-in-control and to amend existing awards to provide for such acceleration. To date, the committee has not elected to include change-in-control acceleration provisions in any awards.

Other Factors Affecting Compensation

In establishing total compensation for the executive officers, the Leadership Development and Compensation Committee considered the effect of Section 162(m) of the Internal Revenue Code, which limits the deductibility of compensation paid to each “covered employee” (generally, the chief executive officer and the three other highest paid officers other than the chief financial officer) to $1 million, unless it is performance based. To the extent practical, the committee intends to preserve deductibility, but may choose to provide compensation that is not deductible if necessary to attract, retain, and reward high-performing executives.

Compensation Committee Report

The Leadership Development and Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on that review and those discussions, the committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Dell’s Annual Report on Form 10-K for the fiscal year ended February 2, 2007, and Dell’s 2007 proxy statement. This report is provided by the following independent directors, who comprise the committee.

THE LEADERSHIP DEVELOPMENT AND
COMPENSATION COMMITTEE

Michael A. Miles, Chair
Alan (A.G.) Lafley
Judy C. Lewent
Klaus S. Luft

Summary Compensation Table

The following table summarizes the total compensation for Fiscal 2007 for the following persons: Michael S. Dell (who served as Chairman of the Board and, beginning January 31, 2007, principal executive officer), Kevin B. Rollins (who served as principal executive officer until January 31, 2007), Donald J. Carty and James M. Schneider (each of whom served as principal financial officer during a portion of the year), and Paul D. Bell, Stephen J. Felice, and Rosendo G. Parra (the three other most highly compensated individuals who were serving as executive officers at the end of Fiscal 2007). These persons are referred to as the “Named Executive Officers.”

FISCAL 2007 SUMMARY COMPENSATION TABLE

						Non-Equity
Name and	Fiscal			Stock	Option	Incentive Plan	All Other
Principal Position	Year	Salary	Bonus	Awards(a)	Awards(a)	Compensation(b)	Compensation(c)		Total

Michael S. Dell	2007	$950,000	—	—	$2,485,008	—	$1,060,881		$4,495,889
Chairman and Chief Executive Officer
Donald J. Carty(d)	2007	51,154	—	$133,655	146,320	—	20,000		351,129
Vice Chairman and Chief Financial Officer
Paul D. Bell	2007	594,231	—	—	2,815,494	—	5,414,916		8,824,641
Senior Vice President and President, Americas
Stephen J. Felice	2007	491,346	—	113,264	1,043,080	—	5,559,474		7,207,164
Senior Vice President and President, Asia-Pacific/Japan
Kevin B. Rollins	2007	950,000	—	—	7,574,388	—	23,950		8,548,338
Former President and Chief Executive Officer
James M. Schneider	2007	614,231	—	—	2,652,274	—	8,025,211	(e)	11,291,716
Former Senior Vice President and Chief Financial Officer
Rosendo G. Parra	2007	594,231	—	—	1,651,650	—	4,018,205	(e)	6,264,086
Former Senior Vice President, Americas

(a)	Represents the dollar amount of equity compensation cost recognized for financial reporting purposes with respect to Fiscal 2007, computed in accordance with SFAS 123(R), excluding the impact of estimated forfeitures for service-based vesting conditions. See Note 6 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for a description of the assumptions used in that computation. The actual value realized by the Named Executive Officer with respect to stock awards will depend on the market value of Dell common stock on the date the stock is sold, and with respect to option awards, will depend on the difference between the market value of Dell common stock on the date the option is exercised and the exercise price. The terms of these awards are described in footnote (g) to the “Grants of Plan Based Awards” table below.

(b)	Represents amounts earned under the Executive Annual Incentive Bonus Plan, the 2006 Long-Term Cash Incentive Bonus Program and the 2003 Long-Term Cash Incentive Bonus Program. Because we did not achieve the threshold targets for corporate performance specified in the plans, no amounts were earned under these plans in Fiscal 2007.

(c)	Includes cash engagement awards. See “Compensation Discussion and Analysis — Long-Term Incentives — 2007 Long-Term Cash Incentive Awards.” Payouts of these awards are contingent upon continued employment through the vesting and payout dates.

Also includes the cost of providing various perquisites and personal benefits, as well the value of our contributions to the company-sponsored 401(k) plan and deferred compensation plan, and the amount we paid for term life insurance coverage under health and welfare plans. See “Compensation Discussion and Analysis — Benefits and Perquisites.” In addition, during Fiscal 2007, Mr. Bell and Mr. Felice received payments in connection with their expatriate assignments to cover housing, automobile, and other expenses, as well as tax equalization.

The following table provides detail for the aggregate “All Other Compensation” for each of the Named Executive Officers.

	Mr. Dell	Mr. Carty	Mr. Bell	Mr. Felice	Mr. Rollins	Mr. Schneider	Mr. Parra

Engagement awards	$—	$—	$4,000,000	$5,000,000	$—	$8,000,000	$4,000,000
401(k) matching contributions	8,800	—	8,800	8,800	8,800	8,800	8,800
Term life insurance	1,081	—	—	828	2,650	1,663	980
Financial counseling/tax prep	—	—	2,350	4,400	12,500	12,500	—
Annual physical exam	—	—	—	—	—	2,248	1,794
Security	1,051,000	—	—	—	—	—	—
Sales award trip	—	—	—	—	—	—	6,631
Director retainer	—	20,000	—	—	—	—	—
Expat expenses:
Automobile expenses	—	—	77,370	44,037	—	—	—
Housing and furnishings	—	—	300,075	195,308	—	—	—
Other expenses	—	—	40,216	50,633	—	—	—
Taxes	—	—	104,893	115,000	—	—	—
Tax gross up	—	—	150,340	140,468	—	—	—
UK National Insurance	—	—	730,872	—	—	—	—

The amount shown for Mr. Dell’s security costs represents the amount of company-paid expenses relating to personal and residential security. This security is provided to Mr. Dell pursuant to a Board-authorized security program. The Board believes that Mr. Dell’s personal safety and security are of vital importance to the company’s business and prospects and, therefore, that these costs are appropriate corporate business expenses. Nevertheless, because these costs can be viewed as conveying personal benefits to Mr. Dell, they are reported as perquisites in this column. In conjunction with our security operations, we also provide certain security services to members of Mr. Dell’s immediate family and at locations other than Mr. Dell’s principal residence. Mr. Dell fully reimburses the company for the incremental costs attributable to such services.

(d)	Mr. Carty joined the company as Vice Chairman and Chief Financial Officer in January 2007, and is no longer eligible for any additional compensation for his Board service. Amounts in this table reflect his director compensation earned for Fiscal 2007. The amount shown in the Stock Awards column represents $112,597 for his director grants and $21,058 for his employee grants, and the amount under Option Awards represents $122,728 for his director grants and $23,592 for his employee grants. Mr. Carty’s $20,000 director retainer fee for Fiscal 2007 is reflected under “All Other Compensation.”

(e)	Mr. Schneider and Mr. Parra both resigned from the company before the first vesting date and, therefore, forfeited their cash engagement awards. Mr. Schneider actually only received $25,211 and Mr. Parra actually received only $18,205 of “All Other Compensation.”

Incentive Plan Based Awards

The following table sets forth certain information about plan based awards that were made to the Named Executive Officers during Fiscal 2007. For more information about the plan under which these awards were granted, see “Compensation Discussion and Analysis” above.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2007

										All other
									All Other	Options
									Stock	Awards:
									Awards:	Number of		Exercise or
		Estimated Future Payouts Under Non-			Estimated Future Payouts Under				Number of	Securities		Base Price
	Grant	equity Incentive Plan Awards(a)			Equity Incentive Plan Awards				Shares of	Underlying		of Option	Grant Date
Name	Date	Threshold	Target	Maximum	Threshold	Target		Maximum	Stock Units	Options		Awards(b)	Fair Value

Mr. Dell	3/9/06	$0	$1,900,000	$12,825,000
Mr. Carty	7/21/06									15,775	(c)	$19.55	$104,367
	7/21/06								7,780 (c)				152,099
	1/2/07									190,000	(d)	25.27	1,414,984
	1/2/07								50,000 (e)				1,263,500
Mr. Bell	3/9/06	0	550,000	3,712,500
	3/9/06				0	90,000	(f)	108,000					2,605,500
	3/9/06									220,000	(g)	28.95	1,543,080
Mr. Felice	3/9/06	0	425,000	2,868,705
	3/9/06				0	75,000	(f)	90,000					2,171,250
	3/9/06									280,000	(g)	28.95	1,963,920
Mr. Rollins	3/9/06	0	2,850,000	19,237,500
	3/9/06				0	150,000	(f)	180,000					4,342,500
	3/9/06									600,000	(g)	28.95	4,208,400
Mr. Schneider	3/9/06	0	570,000	3,847,500
	3/9/06				0	75,000	(f)	90,000					2,171,250
	3/9/06									280,000	(g)	28.95	1,963,920
Mr. Parra	3/9/06	0	550,000	3,712,500
	3/9/06				0	75,000	(f)	90,000					2,171,250
	3/9/06									280,000	(g)	28.95	1,963,920

(a)	Because we did not achieve either revenue growth or operating income margin threshold goals, no annual incentive payouts were made for Fiscal 2007. See “Compensation Discussion and Analysis — Individual Compensation Components — Annual Incentive Bonus.”

(b)	The exercise price is calculated using the average of the high and low sales prices for Dell common stock on the date of grant. The closing sales price of Dell common stock on March 9, 2006 was $28.90, the closing price on July 21, 2006 was $19.91, and the closing price on December 29, 2006 (the last trading day prior to the January 2, 2007 grant date) was $25.09.

(c)	These awards were made to Mr. Carty in his capacity as a member of the Board of Directors prior to his becoming an executive officer. These awards are subject to the same vesting and expiration terms as the director awards described under “Director Compensation During Fiscal 2007.” The stock award includes 3,944 shares of restricted stock granted as an annual restricted stock award and 3,836 shares of restricted stock granted in lieu of Mr. Carty’s $75,000 annual retainer. As an executive officer, he will no longer receive additional compensation for serving on the Board of Directors.

(d)	Mr. Carty’s equity awards have the same expiration provisions as described in note (g), except that all unvested awards will continue to vest upon Mr. Carty’s termination of employment so long as he remains a member of the Board of Directors.

(e)	Represents restricted stock that vests ratably over five years (20% per year) beginning on the first anniversary of the date of grant. All unvested restricted stock will be forfeited upon Mr. Carty’s resignation or termination as a Dell employee and member of the Board of Directors.

(f)	Represents PBUs granted, assuming shares were earned at the target level. The actual number of shares earned was zero because the company failed to achieve the applicable performance targets. See “Compensation Discussion and Analysis — Long-Term Incentives — PBUs”.

(g)	Represents stock options with an exercise price equal to the fair market value of Dell common stock on the date of grant. These options vest and become exercisable ratably over five years (20% per year) beginning on the first anniversary of the date of grant. All unvested options expire upon the termination of employment for any reason other than death or permanent disability. All unvested options vest immediately upon death or permanent disability, and all options expire one year later. If employment is terminated for conduct detrimental to the company, all options (whether or not vested) expire immediately. If employment is terminated as a result of normal retirement, vested options expire the third year after such retirement. If employment is terminated for any other reason, all vested options expire 90 days after such termination. In any event, the options expire ten years from the date of grant unless otherwise expired as described above. All options are transferable to family members under specified circumstances.

The following table sets forth certain information about outstanding option and stock awards held by the Named Executive Officers as of the end of Fiscal 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL 2007 YEAR-END

	Option Awards					Stock Awards
								Equity Incentive Plan
								Awards
									Market
									Payout
								Number of	Value of
								Unearned	Unearned
						Number of		Shares,	Shares,
						Shares or	Market Value	Units or	Units or
	Number of Securities Underlying Unexercised Options					Units of	of Shares or	Other	Other
				Option	Option	Stock that	Units of Stock	Rights That	Rights That
				Exercise	Expiration	Have Not	that Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable		Price	Date	Vested	Vested(a)	Vested	Vested(a)

Mr. Dell	4,800,000	—		$28.90	7/17/08
	805,595	—		44.69	9/23/09
	900,000	—		43.44	3/2/10
	145,555	—		45.90	3/24/10
	350,000	—		37.59	8/22/10
	500,000	—		22.94	2/12/11
	307,285	—		21.72	3/23/11
	500,000	—		24.09	6/18/11
	400,000	100,000	(b)	27.64	3/7/12
	64,940	—		21.39	3/22/12
	240,000	160,000	(c)	26.19	3/6/13
	400,000	—		34.24	9/4/13
	400,000	—		32.99	3/4/14

	Option Awards						Stock Awards
										Equity Incentive Plan
										Awards
												Market
												Payout
										Number of		Value of
										Unearned		Unearned
							Number of			Shares,		Shares,
							Shares or		Market Value	Units or		Units or
	Number of Securities Underlying Unexercised Options						Units of		of Shares or	Other		Other
					Option	Option	Stock that		Units of Stock	Rights That		Rights That
					Exercise	Expiration	Have Not		that Have Not	Have Not		Have Not
Name	Exercisable		Unexercisable		Price	Date	Vested		Vested(a)	Vested		Vested(a)

Mr. Carty	192,000	(d)	—		9.26	7/18/07
	22,492	(d)	—		28.90	7/17/08
	16,284	(d)	—		43.91	7/16/09
	16,298	(d)	—		52.16	7/20/10
	24,080	(d)	—		28.24	7/19/11
	28,420	(d)	—		26.32	7/18/12
	11,996	(d)	—		33.35	7/18/13
	7,492	(d)	—		35.60	7/16/14
	7,539	(d)	—		40.91	7/15/15
	15,775	(d)	—		19.55	7/21/16
	—		190,000	(e)	25.27	1/2/17
							56,576	(f)	$1,330,668

Mr. Bell	36,800		—		9.26	7/18/07
	23,996		—		16.67	3/5/08
	346,060		—		28.90	7/17/08
	58,461		—		30.43	3/26/09
	100,700		—		44.69	9/23/09
	400,000		—		43.44	3/2/10
	32,679		—		45.90	3/24/10
	200,000		—		37.59	8/22/10
	200,000		—		22.94	2/12/11
	82,656		—		21.72	3/23/11
	1,000,000		—		24.09	6/18/11
	200,000		—		22.10	9/6/11
	160,000		40,000	(b)	27.64	3/7/12
	160,000		40,000	(g)	25.45	9/5/12
	90,000		60,000	(c)	26.19	3/6/13
	150,000		—		34.24	9/4/13
	150,000		—		32.99	3/4/14
	150,000		—		35.35	9/2/14
	200,000		—		40.17	3/3/15
	—		220,000	(h)	28.95	3/9/16
										90,000	(i)	2,116,800

Mr. Felice	80,000		—		41.13	2/22/09
	30,000		—		41.00	8/12/09
	50,350		—		44.69	9/23/09
	76,191		—		45.94	3/3/10
	15,686		—		45.90	3/24/10
	158,600		—		37.59	8/22/10
	20,796		—		22.94	2/12/11
	50,000		—		24.09	6/18/11
	15,774		—		22.10	9/6/11
	7,567		7,567	(b)	27.64	3/7/12
	43,144		21,572	(g)	25.45	9/5/12
	8,120		16,240	(c)	26.19	3/6/13
	72,280		—		34.24	9/4/13
	32,515		—		32.99	3/4/14
	29,705		—		35.35	9/2/14
	56,635		—		40.17	3/3/15
	75,000		—		40.63	8/1/15
	—		280,000	(h)	28.95	3/9/16				75,000	(i)	1,764,000
							11,893	(j)	$279,723

	Option Awards						Stock Awards
									Equity Incentive Plan
									Awards
											Market
											Payout
									Number of		Value of
									Unearned		Unearned
							Number of		Shares,		Shares,
							Shares or	Market Value	Units or		Units or
	Number of Securities Underlying Unexercised Options						Units of	of Shares or	Other		Other
					Option	Option	Stock that	Units of Stock	Rights That		Rights That
					Exercise	Expiration	Have Not	that Have Not	Have Not		Have Not
Name	Exercisable		Unexercisable		Price	Date	Vested	Vested(a)	Vested		Vested(a)

Mr. Rollins(m)	400,000	(k)	—		9.26	7/18/07
	1,200,000		—		10.16	12/22/07
	353,584		—		12.74	3/20/08
	259,540	(l)	—		28.90	7/17/08
	201,577		—		30.45	3/26/09
	116,365		—		44.69	9/23/09
	174,545	(l)	—		44.69	9/23/09
	750,000		—		43.44	3/2/10
	94,727		—		45.90	3/24/10
	500,000		—		37.59	8/22/10
	350,000		—		22.94	2/12/11
	213,442		—		21.72	3/23/11
	3,800,000		—		24.09	6/18/11
	1,200,000	(l)	—		24.09	6/18/11
	400,000		100,000	(b)	27.64	3/7/12
	45,586		—		21.39	3/22/12
	240,000		160,000	(c)	26.19	3/6/13
	400,000		—		34.24	9/4/13
	400,000		—		32.99	3/4/14
	800,000		—		35.60	7/16/14
	650,000		—		40.17	3/3/15
	—		600,000	(h)	28.95	3/9/16
									150,000	(i)	$3,528,000
Mr. Schneider	121,600		—		3.33	3/21/07
	179,940	(l)	—		12.74	3/20/08
	55,376		—		28.90	5/3/08
	33,870		—		30.43	3/26/09
	78,320		—		44.69	5/3/07
	400,000		—		43.44	5/3/07
	16,339		—		45.90	3/24/10
	200,000		—		37.59	5/3/07
	20,000		—		22.94	5/3/07
	140,000		—		22.10	5/3/07
	40,000		—		27.64	5/3/07
	80,000		—		25.45	5/3/07
	100,000		—		26.19	5/3/07
	150,000		—		34.24	5/3/07
	150,000		—		32.99	5/3/07
	150,000		—		35.35	5/3/07
	200,000		—		40.17	5/3/07

	Option Awards						Stock Awards
									Equity Incentive Plan
									Awards
											Market
											Payout
									Number of		Value of
									Unearned		Unearned
							Number of		Shares,		Shares,
							Shares or	Market Value	Units or		Units or
	Number of Securities Underlying Unexercised Options						Units of	of Shares or	Other		Other
					Option	Option	Stock that	Units of Stock	Rights That		Rights That
					Exercise	Expiration	Have Not	that Have Not	Have Not		Have Not
Name	Exercisable		Unexercisable		Price	Date	Vested	Vested(a)	Vested		Vested(a)

Mr. Parra(n)	17,304	(l)	—		28.90	7/17/08
	89,510	(l)	—		44.69	9/23/09
	350,000	(l)	—		43.44	3/2/10
	32,679	(l)	—		45.90	3/24/10
	200,000	(l)	—		37.59	8/22/10
	40,000	(l)	—		22.94	2/12/11
	200,000	(l)	—		24.09	6/18/11
	80,000	(l)	—		22.10	9/6/11
	80,000	(l)	40,000	(b)	27.64	3/7/12
	120,000	(l)	40,000	(g)	25.45	9/5/12
	30,000	(l)	60,000	(c)	26.19	3/6/13
	150,000	(l)	—		34.24	9/4/13
	150,000	(l)	—		32.99	3/4/14
	150,000	(l)	—		35.35	9/2/14
	200,000		—		40.17	3/3/15
	—		280,000	(h)	28.95	3/9/16
									75,000	(i)	1,764,000

(a)	Value is based on the closing price of Dell common stock on February 2, 2007 ($23.52).

(b)	These options became exercisable on March 7, 2007.

(c)	Of these options, 50% became exercisable on March 6, 2007 and 50% become exercisable on March 6, 2008.

(d)	These awards were granted to Mr. Carty in his capacity as a member of the Board of Directors prior to his becoming an executive officer.

(e)	These options become exercisable ratably on January 2 of 2008 through 2012.

(f)	Represents unvested restricted stock. Of these shares, 6,576 shares were granted to Mr. Carty in his capacity as a member of the Board of Directors prior to his becoming an executive officer, and vest as follows: 1,165 shares vested on July 1, 2007; 374 shares vested on July 16, 2007; 375 shares will vest on July 16 of 2008 and 2009; 1,166 shares will vest on July 1 of 2008, 2009, and 2010; and 789 shares will vest on July 1, 2011. The remaining 50,000 shares were granted to Mr. Carty as an employee and will vest ratably on January 2 of 2008, 2009, 2010, 2011 and 2012.

(g)	Options became exercisable on September 5, 2007.

(h)	Of these options, 20% became exercisable on March 9, 2007 and the remainder become exercisable ratably on March 9 of 2008 through 2011.

(i)	Represents the target number of PBUs assuming shares are earned at the target level pursuant to established performance targets. The actual number of units earned was zero because the performance targets were not achieved.

(j)	Restricted stock vesting ratably on March 3 of 2009 through 2012.

(k)	These options were transferred without consideration to an irrevocable trust for the benefit of Mr. Rollins’ children.

(l)	These options were transferred without consideration to a limited partnership wholly owned by the executive’s family members, entities wholly owned by family members, or trusts for the benefit of family members.

(m)	Mr. Rollins’ employment terminated on May 4, 2007 and all unvested options expired on that date. The grants with expiration dates of 3/20/2008, 3/26/2009, 3/24/2010, 3/23/2011, and 3/22/2012, were unaffected by his termination. All other grants expired unexercised pursuant to the terms of the option agreements. Mr. Rollins was not able to exercise the options prior to expiration because we suspended option exercises once we were unable to file our Annual Report on Form 10-K for Fiscal 2007 on a timely basis. We agreed to pay cash for those expired options, as described in “Compensation Discussion and Analysis.”

(n)	Mr. Parra’s employment terminated on April 20, 2007 and all unvested options expired on that date. The grant with an expiration date of 3/24/2010 was unaffected by his termination. All other grants expired unexercised pursuant to the terms of the option agreements. Mr. Parra was not able to exercise the options prior to expiration because we suspended option exercises once we were unable to file our Annual Report on Form 10-K for Fiscal 2007 on a timely basis. We agreed to pay cash for those expired options, as described in “Compensation Discussion and Analysis.”

The following table sets forth certain information about option exercises and vesting of restricted stock during Fiscal 2007 for the Named Executive Officers.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2007

	Option Awards		Stock Awards
Number of Shares
	Acquired on	Value Realized upon	Number of Shares	Value Realized on
Name	Exercise	Exercise(a)	Acquired on Vesting	Vesting(b)

Mr. Dell	—	—	—	—
Mr. Carty(c)	384,000	$7,634,995	2,585	$70,723
Mr. Bell	—	—	—	—
Mr. Felice	—	—	7,556	196,415
Mr. Rollins(d)	1,120,000	25,826,752	—	—
Mr. Schneider	—	—	—	—
Mr. Parra	—	—	—	—

(a)	Computed using the fair market value of the stock on the date of exercise.

(b)	Computed using the fair market value of the stock on the date of vesting.

(c)	Represents the exercise of options granted to Mr. Carty in his capacity as a member of the Board of Directors prior to his becoming an executive officer. Mr. Carty paid cash to exercise these options and continues to hold the shares.

(d)	Mr. Rollins paid cash to exercise these options.

Other Benefit Plans

401(k) Retirement Plan — We maintain a 401(k) retirement savings plan that is available to substantially all U.S. employees. We match 100% of each participant’s voluntary contributions up to 4% of the participant’s compensation, and a participant vests immediately in the matching contributions. Participants may invest their contributions and the matching contributions in a variety of investment choices, including a Dell common stock fund, but are not required to invest any of their contributions in Dell common stock.

Deferred Compensation Plan — We also maintain a nonqualified deferred compensation plan that is available to executives. Under the terms of this plan, we match 100% of each participant’s voluntary deferrals up to 3% of the participant’s compensation. A participant may defer up to 50% of their base salary and up to 100% of their annual incentive bonus. Matching contributions vest ratably over the first five years of employment (20% per year). A participant’s funds are distributed upon the participant’s death or retirement (at age 65 or older) or, under certain circumstances, at the request of the participant during the participant’s employment and can be taken in a lump sum or installments (monthly, quarterly, or annually) over a period of up to 10 years. Vested funds may be withdrawn, with potential penalties, at the participant’s request or proof of financial hardship. The investment choices for the deferred compensation plan contributions generally are the same as those available in the broader 401(k) retirement savings plan. There is no Dell common stock fund in this plan. Upon a corporate merger, consolidation, liquidation, or other type of reorganization that constitutes a change of control under the plan, the plan will be terminated and all benefits will be paid.

The following table describes the contributions, earnings, and balance at the end of Fiscal 2007 for each of the Named Executive Officers who participate in the deferred compensation plan.

NONQUALIFIED DEFERRED COMPENSATION PLAN AT FISCAL YEAR-END 2007

			Aggregate	Aggregate
	Executive	Company	Earnings in	Withdrawals/
	Contributions in	Contributions in	Last Fiscal	Distributions in	Aggregate Balance
Name	Last Fiscal Year	Last Fiscal Year	Year(a)	Last Fiscal Year	at Fiscal Year-End

Mr. Dell	—	—	$714,365	—	$5,843,235
Mr. Carty	—	—	134,564	—	985,723
Mr. Rollins	—	—	5,858	—	339,151
Mr. Parra	—	—	23,993	—	393,378

(a)	Not reported as compensation to the Named Executive Officers for tax purposes.

Certain Termination Benefits — All of our equity awards contain provisions that accelerate the vesting of the awards upon the death or permanent disability of the holder. These provisions are generally applicable to all Dell employees, including the executive officers. The following table sets forth, for each of the Named Executive Officers, the aggregate value of the awards that were subject to such vesting acceleration at the end of Fiscal 2007.

Acceleration Benefit on
Named Executive Officer	Death or Permanent Disability(a)

Mr. Dell	$—
Mr. Carty	1,393,294
Mr. Bell	2,116,800
Mr. Felice	2,043,723
Mr. Rollins	3,528,000
Mr. Schneider	—
Mr. Parra	1,764,000

(a)	Represents the sum of (1) the in-the-money value of unvested stock options that were subject to vesting acceleration in the event of death or permanent disability and (2) the value of unvested restricted stock, restricted stock units, and performance-based units that were subject to vesting acceleration in the event of death or permanent disability. All values were computed as of the end of Fiscal 2007 based on the closing price of Dell common stock on the last day of Fiscal 2007 ($23.52).

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

Equity Compensation Plans Approved by Stockholders

Stock Option Plans — Stockholders have approved the 1989 Stock Option Plan, the 1994 Incentive Plan and the 2002 Long-Term Incentive Plan. Although options are still outstanding under the 1989 and 1994 plans, no shares are available for future awards. We currently use the 2002 Long-Term Incentive Plan for stock-based incentive awards. These awards can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units, or performance shares.

Employee Stock Purchase Plan — We maintain an employee stock purchase plan that is available to substantially all employees. This plan has been approved by stockholders. Under the plan, participating employees may contribute up to 15% of their base compensation (subject to certain IRS limits) to purchase common stock at the end of each participation period. The participation periods are three-month periods running from January to March, April to June, July to September, and October to December each year and the purchase price is equal to 85% of the fair market value of the stock on the last day of the purchase period.

Equity Compensation Plans Not Approved by Stockholders

Broad Based Stock Option Plan — In October 1998, the Board approved the Broad Based Stock Option Plan, which permitted awards of fair market value stock options to non-executive employees. While there are still shares outstanding in this plan, the plan was terminated by the Board in November 2002, and options are no longer being awarded under this plan.

EQUITY COMPENSATION PLANS

			Number of Securities
			Remaining Available for
			Future Issuance Under
			Equity Compensation
	Number of Securities to	Weighted-Average Exercise	Plans (excluding
	be Issued Upon Exercise	Price of Outstanding	securities reflected in
Plan Category	of Outstanding Options	Options	first column)

Plans approved by stockholders	328,698,214	$32.03	281,961,451 (a)
Plans not approved by stockholders	4,963,167 (b)	$34.65	0 (c)

(a)	This number includes 10,611,746 shares that were available for issuance under the Employee Stock Purchase Plan and 271,349,705 shares that were available for issuance under the 2002 Long-Term Incentive Plan. Of the shares available under the 2002 plan, 173,040,042 shares were available to be issued in the form of restricted stock. All information is as of the end of Fiscal 2007.

(b)	This is the number of shares that were issuable pursuant to options granted under the Broad Based Stock Option Plan that were outstanding as of the end of Fiscal 2007.

(c)	The Broad Based Stock Option Plan was terminated in November 2002, and consequently, no shares are available for future awards.

Stock Ownership

The following table sets forth certain information, as of October 1, 2007 (except as otherwise noted below), about the ownership of Dell common stock by (i) the directors (including the persons nominated to be directors), (ii) each Named Executive Officer, (iii) all current directors and executive officers as a group, and (iv) each person known to us to be the beneficial owner of more than 5% of the total number of shares outstanding. Unless otherwise indicated, each person named below holds sole investment and voting power over the shares shown.

					Total as a
			Options		Percentage of
	Number of		Exercisable	Total	Shares
	Shares		Within 60	Beneficial	Outstanding
Beneficial Owner	Owned		Days	Ownership	(if 1% or more)(a)

Michael S. Dell	217,739,415	(b)	9,993,375	227,732,790	10.14%
One Dell Way Round Rock, Texas 78682
Southeastern Asset Management, Inc.	126,067,420		—	126,067,420	5.5%
6410 Poplar Avenue, Suite 900 Memphis, Tennessee 38119
Donald J. Carty	602,907		137,756	740,663	—
William H. Gray, III	12,380		70,755	83,135	—
Sallie L. Krawcheck	11,832		9,465	21,297	—
Alan (A.G.) Lafley	11,832		9,465	21,297	—
Judy C. Lewent	15,057		145,049	160,106	—
Thomas W. Luce, III	47,688	(c)	13,809	61,497	—
Klaus S. Luft	8,481		152,435	160,916	—
Alex J. Mandl	11,088	(d)	155,084	166,172	—
Michael A. Miles	562,003		149,894	711,897	—
Sam Nunn	15,371		169,929	185,300	—
Paul D. Bell	7,761		3,855,352	3,863,113	—
Stephen J. Felice	16,106		894,050	910,156	—
Kevin B. Rollins(f)	1,259,658	(e)	908,916	2,168,574	—
James M. Schneider(f)	28,850		230,149	258,999	—
Rosendo G. Parra(f)	19,802		—	19,802	—
Directors and executive officers as a group (24 persons)	220,585,584		19,973,178	240,543,767	10.7%

(a)	Other than the percentage reported for Southeastern Asset Management, Inc., the percentage is based on the number of shares outstanding (2,235,801,991) at the close of business on October 1, 2007. The percentage reported for Southeastern Asset Management, Inc. is based on their Form 13G filed with the Securities and Exchange Commission on February 12, 2007.

(b)	Includes 1,482,435 shares held is a trust for the benefit of his children of which Mr. Dell is the trustee. Does not include 26,449,112 shares held in a separate property trust for Mr. Dell’s spouse and 1,482,434 shares held in a trust for the benefit of his children of which his spouse is trustee.

(c)	Includes 39,778 shares held in a personal retirement plan.

(d)	Includes 400 shares held by Mr. Mandl’s spouse and 1,300 shares held in an IRA for Mr. Mandl’s spouse.

(e)	Includes 1,120,000 shares that have been pledged as collateral for a loan as of May 4, 2007.

(f)	The Number of Shares Owned reported for Mr. Rollins, Mr. Schneider, and Mr. Parra are as of the date of their retirement (May 4, 2007 for Mr. Rollins, January 31, 2007 for Mr. Schneider, and April 20, 2007 for Mr. Parra.)

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

We purchase services, supplies, and equipment in the normal course of business from many suppliers and sell or lease products and services to many customers. In some instances, these transactions occur with companies with which members of our Board of Directors have relationships as directors or executive officers. For Fiscal 2007, none of these transactions was material, either individually or collectively.

Certain of our executive officers own private aircraft, either outright or through fractional share ownership arrangements. Under our executive travel policy, which has been approved by the Leadership Development and Compensation Committee of the Board of Directors, we reimburse certain executive officers for the cost of using their private aircraft while traveling on Dell business. Our reimbursement covers the variable costs, plus a pro rata portion of the management fees, attributable to the executive’s Dell business travel, but does not cover any depreciation or other reimbursement for capital costs or purchase price. During Fiscal 2007, we reimbursed the following executive officers (or wholly-owned entities through which they own their aircraft) the following amounts:

Executive Officer	Reimbursement Amount

Mr. Dell	$1,861,356
Mr. Parra	206,423
Mr. Rollins	2,489,321
Mr. Schneider	199,294

The Audit Committee of the Board of Directors, pursuant to its written charter, is charged with the responsibility of reviewing and approving or ratifying any transaction required to be disclosed as a “related party” transaction under applicable law, rules, or regulations, including the rules and regulations of the SEC. The Audit Committee has not adopted any specific procedures for conducting such reviews and considers each transaction in light of the specific facts and circumstances presented. Other than as described above, no such transactions occurred during Fiscal 2007 that were submitted to the Audit Committee for approval as a “related party” transaction.

Director Independence

The Board of Directors believes that the interests of the stockholders are best served by having a substantial number of objective, independent representatives on the Board. For this purpose, a director will be considered to be “independent” only if the Board affirmatively determines that the director does not have any direct or indirect material relationship with Dell that may impair, or appear to impair, the director’s ability to make independent judgments.

The Board recently evaluated all relationships between each director and Dell and has made the following determinations with respect to each director’s independence:

DIRECTOR INDEPENDENCE

Director	Status(a)

Mr. Carty	Not independent(b)
Mr. Dell	Not independent(c)
Mr. Gray	Independent
Ms. Krawcheck	Independent(d)
Mr. Lafley	Independent(e)
Ms. Lewent	Independent(f)
Mr. Luce	Independent(g)
Mr. Luft	Independent(h)
Mr. Mandl	Independent(i)
Mr. Miles	Independent
Mr. Nunn	Independent

(a)	Unless otherwise noted, the Board’s determination that a director is independent was made on the basis of the standards set forth in the Corporate Governance Principles, which is available on our website at www.dell.com/corporategovernance.

(b)	Mr. Carty is the Vice Chairman and Chief Financial Officer of Dell and, therefore, is not independent in accordance with the standards set forth in the Corporate Governance Principles.

(c)	Mr. Dell is the Chairman of the Board and Chief Executive Officer of Dell and, therefore, is not independent in accordance with the standards set forth in the Corporate Governance Principles.

(d)	Ms. Krawcheck serves as Chairman and Chief Executive Officer of Citi Global Wealth Management, and during Fiscal 2007 served as Chief Financial Officer and Head of Strategy for Citigroup Inc. During Fiscal 2007, Dell was both a customer of and a supplier to Citigroup, and the Board considered those relationships in assessing Ms. Krawcheck’s independence.

(e)	Mr. Lafley serves as Chairman and Chief Executive Officer of The Procter & Gamble Co., and during Fiscal 2007, Dell was a supplier to Procter & Gamble. In addition, Mr. Lafley is a director of the United Negro College Fund, and Dell made contributions to the UNCF during Fiscal 2007. The Board considered those relationships in assessing Mr. Lafley’s independence.

(f)	Until September 2007, Ms. Lewent served as Executive Vice President and Chief Financial Officer of Merck & Co., Inc. During Fiscal 2007, Dell was a supplier to Merck. The Board considered this relationship in assessing Ms. Lewent’s independence.

(g)	Mr. Luce serves as the President and Chief Executive Officer and a director of the National Math and Science Initiative, Inc. (“NMSI”), a not-for-profit organization dedicated to expanding programs that have a proven impact on math and science. The Michael and Susan Dell Foundation has pledged a contribution to NMSI in the amount of $5,000,000 over three years. It is estimated that this contribution will constitute approximately 3.5% of NMSI’s known funding commitments. After considering all the surrounding facts and circumstances, the Board concluded that this relationship is not material and does not otherwise impair, or appear to impair, Mr. Luce’s ability to make independent judgments and, therefore, does not prevent Mr. Luce from being considered an “independent” director. In addition to the small size of the contribution in relation to NMSI’s total expected funding, the Board considered the following facts: (a) NMSI’s charitable purposes are squarely within the historical philanthropic focus of The Michael and Susan Dell Foundation and (b) Mr. Luce is not compensated by NMSI and, thus, derives no financial benefit from the contribution.

(h)	Mr. Luft serves as Vice Chairman and International Advisor to Goldman Sachs Europe Limited. During Fiscal 2007, Dell was a supplier to Goldman Sachs. The Board considered this relationship in assessing Mr. Luft’s independence.

(i)	Mr. Mandl is Executive Chairman of Gemalto. During Fiscal 2007, Dell was a supplier to Gemalto. The Board considered this relationship in assessing Mr. Mandl’s independence.

The Board will continue to monitor the standards for director independence established under applicable law or NASDAQ listing requirements and will ensure that our Corporate Governance Principles continue to be consistent with those standards.

ITEM 14 —	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP is a registered public accounting firm and has been our independent auditor since 1986. In addition to retaining PricewaterhouseCoopers LLP to audit our financial statements, we engage the firm from time to time to perform other services. The following table sets forth all fees we incurred in connection with professional services rendered by PricewaterhouseCoopers LLP during each of the last two fiscal years (in millions).

Fee Type	Fiscal 2007	Fiscal 2006

Audit Fees(a)	$11.9	$8.7
Audit Related Fees(b)	0.6	0.8
Tax Fees(c)	1.9	1.8

Total	$14.4	$11.3

(a)	This category includes fees incurred for professional services rendered in connection with the audit of the annual financial statements, for the audit of internal controls under Section 404 of the Sarbanes-Oxley Act, for the review of the quarterly financial statements, and for the statutory audits of international subsidiaries. Also includes fees incurred for professional services rendered in connection with the Audit Committee and SEC investigations.

(b)	This category includes fees incurred for professional services rendered in connection with assurance and other activities not explicitly related to the audit of our financial statements, including the audits of our employee benefit plans, contract compliance reviews, and accounting research.

(c)	This category includes fees incurred for domestic and international income tax compliance and tax audit assistance, corporate-wide tax planning, and executive tax consulting and return preparation.

The Audit Committee has determined that the provision of the non-audit services described in note (c) above was compatible with maintaining the independence of PricewaterhouseCoopers LLP.

All Fiscal 2007 and Fiscal 2006 services were pre-approved by the Audit Committee. The Audit Committee has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided by our independent auditor. In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by PricewaterhouseCoopers LLP for Fiscal 2008 and has also given its approval for up to a year in advance for the provision by PricewaterhouseCoopers LLP of particular categories or types of audit-related, tax, and permitted non-audit services. In cases where the Audit Committee’s pre-approval is not covered by one of those approvals, a designated member of the Audit Committee has the delegated authority to pre-approve the provision of services, and such pre-approvals are then communicated to the full Audit Committee.

PART IV

ITEM 15 —	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed as a part of this report under “Part II — Item 8 — Financial Statements and Supplementary Data:”

Page

Financial Statements:
Report of Independent Registered Public Accounting Firm	58
Consolidated Statements of Financial Position at February 2, 2007 and February 3, 2006 (Restated)	61
Consolidated Statements of Income for the fiscal years ended February 2, 2007, February 3, 2006 (Restated) and January 28, 2005 (Restated)	62
Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2007, February 3, 2006 (Restated) and January 28, 2005 (Restated)	63
Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2007, February 3, 2006(Restated) and January 28, 2005 (Restated)	64
Notes to Consolidated Financial Statements	65

Financial Statement Schedule

The following financial statement schedule is filed as a part of this report under Schedule II immediately preceding the signature page: Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended February 2, 2007, February 3, 2006, and January 28, 2005. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the consolidated financial statements, or notes thereto, included herein. The amounts herein have been restated for the adjustments described in Note 2 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

SCHEDULE II

DELL INC.

VALUATION AND QUALIFYING ACCOUNTS

			Balance at	Charged to	Write-Offs	Balance
			Beginning	Bad Debt	Charged to	at End of
Fiscal Year	Description		of Period	Expense	Allowance	Period
Trade Receivables:
2007	Allowance for doubtful accounts		$96	$107	$77	$126
2006	Allowance for doubtful accounts (as restated	)	$79	$101	$84	$96
2005	Allowance for doubtful accounts (as restated	)	$83	$62	$66	$79

Financing Receivables:
2007	Allowance for doubtful accounts		$22	$40	$23	$39
2006	Allowance for doubtful accounts (as restated	)	$1	$22	$1	$22
2005	Allowance for doubtful accounts (as restated	)	$—	$1	$—	$1

Exhibits

Exhibit
No.			Description of Exhibit

3.1		—	Restated Certificate of Incorporation, filed February 1, 2006 (incorporated by reference to Exhibit 3.3 of Dell’s Current Report on Form 8-K filed on February 2, 2006, Commission File No. 0-17017)
3.2		—	Restated Bylaws, as amended and effective March 8, 2007 (incorporated by reference to Exhibit 3.1 of Dell’s Current Report on Form 8-K filed on March 13, 2007, Commission File No. 0-17017)
4.1		—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.2		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4		—	Form of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.5		—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
10	.1*	—	Dell Computer Corporation 1989 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 of Dell’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993, Commission File No. 0-17017)
10	.2*	—	Amended and Restated Dell Computer Corporation 1994 Incentive Plan (incorporated by reference to Exhibit 99 of Dell’s Registration Statement on Form S-8, filed October 31, 2000, Registration No. 333-49014)
10	.3*	—	Amended and Restated Dell Computer Corporation 1998 Broad Based Stock Option Plan (incorporated by reference to Exhibit 99 of Dell’s Registration Statement on Form S-8, filed October 31, 2000, Registration No. 333-49016)
10	.4*	—	Dell Computer Corporation 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2002, Commission File No. 0-17017)
10	.5*	—	Amended and Restated Dell Inc. 401(k) Plan, adopted on December 19, 2003 (incorporated by reference to Exhibit 10.5 to Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2004, Commission File No. 0-17017)
10	.6*	—	Amendment No. 1 to Amended and Restated Dell Inc. 401(k) Plan, dated March 3, 2005 (incorporated by reference to Exhibit 10.6 of Dell’s Annual Report on Form 10-K for the fiscal year ended January 28, 2005, Commission File No. 0-17017)
10	.7*	—	Amendment No. 2 to Amended and Restated Dell Inc. 401(k) Plan, dated November 29, 2005 (incorporated by reference to Exhibit 10.7 of Dell’s Annual Report on Form 10-K for the fiscal year ended February 3, 2006, Commission File No. 0-17017)
10	.8†*	—	Amendment No. 3 to Amended and Restated Dell Inc. 401(k) Plan, dated December 12, 2006

Exhibit
No.			Description of Exhibit

10	.9*	—	Amended and Restated Dell Computer Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2004, Commission File No. 0-17017)
10	.10*	—	Executive Incentive Bonus Plan, adopted July 18, 2003 (incorporated by reference to Exhibit 10.1 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2003, Commission File No. 0-17017)
10	.11*	—	Form of Indemnification Agreement between Dell and each Non-Employee Director of Dell (incorporated by reference to Exhibit 10.11 to Dell’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, Commission File No. 0-17017)
10	.12*	—	Form of Nonstatutory Stock Option Agreement for employees under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed March 14, 2006, Commission File No. 0-17017)
10	.13*	—	Form of Performance Based Stock Unit Agreement for employees under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed March 14, 2006, Commission File No. 0-17017)
10	.14*	—	Form of Restricted Stock Agreement for Non-Employee Directors under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed July 27, 2006, Commission File No. 0-17017)
10	.15*	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed July 27, 2006, Commission File No. 0-17017)
10	.16*	—	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed July 27, 2006, Commission File No. 0-17017)
10	.17*	—	Form of Nonstatutory Stock Option Agreement for grant to Donald J. Carty under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed December 20, 2006, Commission File No. 0-17017)
10	.18*	—	Form of Stock Unit Agreement for grant to Donald J. Carty under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed December 20, 2006, Commission File No. 0-17017)
21	†	—	Subsidiaries of Dell
23	†	—	Consent of PricewaterhouseCoopers LLP
31	.1†	—	Certification of Michael S. Dell, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Donald J. Carty, Vice Chairman and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1††	—	Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Donald J. Carty, Vice Chairman and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL INC.

Date: October 30, 2007

By:	/s/ MICHAEL S. DELL
Michael S. Dell
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL S. DELL Michael S. Dell	Chairman and Chief Executive Officer (principal executive officer)	October 30, 2007

/s/ DONALD J. CARTY Donald J. Carty	Vice Chairman and Chief Financial Officer	October 30, 2007

/s/ WILLIAM H. GRAY, III William H. Gray, III	Director	October 30, 2007

/s/ SALLIE L. KRAWCHECK Sallie L. Krawcheck	Director	October 30, 2007

/s/ ALAN G. LAFLEY Alan G. Lafley	Director	October 30, 2007

/s/ JUDY C. LEWENT Judy C. Lewent	Director	October 30, 2007

/s/ THOMAS W. LUCE, III Thomas W. Luce, III	Director	October 30, 2007

/s/ KLAUS S. LUFT Klaus S. Luft	Director	October 30, 2007

/s/ ALEX J. MANDL Alex J. Mandl	Director	October 26, 2007

/s/ MICHAEL A. MILES Michael A. Miles	Director	October 30, 2007

Name	Title	Date

/s/ SAMUEL A. NUNN, JR. Samuel A. Nunn, Jr.	Director	October 30, 2007

/s/ THOMAS W. SWEET Thomas W. Sweet	Vice President, Corporate Finance (principal accounting officer)	October 30, 2007