Form 10-Q
period 2007-05-04
DELL INC
filed 2007-10-30
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2007
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

INDEX

		Page

Part I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Financial Position at May 4, 2007 (unaudited) and February 2, 2007	1
	Condensed Consolidated Statements of Income for the three month periods ended May 4, 2007 (unaudited) and May 5, 2006 (unaudited and restated)	2
	Condensed Consolidated Statements of Cash Flows for the three month periods ended May 4, 2007 (unaudited) and May 5, 2006 (unaudited and restated)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

Part II — OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 6.	Exhibits	36
Form of Performance Based Stock Unit Agreement
Form of Nonstatutory Stock Option Agreement
Form of Restricted Stock Unit Agreement
Form of Restricted Stock Agreement
Form of Restricted Stock Unit Agreement
Form of Nonstatutory Stock Option Agreement
Certification of Chairman and CEO Pursuant to Section 302
Certification of Vice Chairman and CFO Pursuant to Section 302
Certifications Pursuant to Section 906

Special Note

The Audit Committee of our Board of Directors recently completed an independent investigation into certain accounting and financial reporting matters. As a result of issues identified in that investigation, as well as issues identified in additional reviews and procedures conducted by management, the Audit Committee, in consultation with management and PricewaterhouseCoopers LLP, our independent registered public accounting firm, concluded on August 13, 2007 that our previously issued financial statements for Fiscal 2003, 2004, 2005, and 2006 (including the interim periods within those years), and the first quarter of Fiscal 2007, should no longer be relied upon because of certain accounting errors and irregularities in those financial statements. Accordingly, we have restated our previously issued financial statements for those periods. Restated financial information is presented in our amended Quarterly Report on Form 10-Q/A for the first quarter of Fiscal 2007, as well as in our Annual Report on Form 10-K for Fiscal 2007. Those documents also contain a discussion of the investigation, the accounting errors and irregularities identified, and the adjustments made as a result of the restatement.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DELL INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	May 4,	February 2,
	2007	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,260	$9,546
Short-term investments	919	752
Accounts receivable, net	4,740	4,622
Financing receivables, net	1,503	1,530
Inventories	764	660
Other	2,585	2,829

Total current assets	19,771	19,939
Property, plant, and equipment, net	2,452	2,409
Investments	2,058	2,147
Long-term financing receivables, net	349	323
Other non-current assets	914	817

Total assets	$25,544	$25,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$334	$188
Accounts payable	9,670	10,430
Accrued and other	5,680	7,173

Total current liabilities	15,684	17,791
Long-term debt	381	569
Other non-current liabilities	4,289	2,836

Total liabilities	20,354	21,196

Commitments and contingencies (Note 8)

Redeemable common stock and capital in excess of $.01 par value; shares issued and outstanding: 5 and 5, respectively (Note 12)	119	111

Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 3,312 and 3,307, respectively; shares outstanding: 2,231 and 2,226, respectively	10,216	10,107
Treasury stock at cost: 606 and 606 shares, respectively	(21,033)	(21,033)
Retained earnings	16,008	15,282
Accumulated other comprehensive loss	(120)	(28)

Total stockholders’ equity	5,071	4,328

Total liabilities and equity	$25,544	$25,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	May 4,	May 5,
	2007	2006
		As
		Restated

Net revenue	$14,722	$14,320
Cost of net revenue	11,884	11,812

Gross margin	2,838	2,508

Operating expenses:
Selling, general, and administrative	1,763	1,414
Research, development, and engineering	142	129

Total operating expenses	1,905	1,543

Operating income	933	965
Investment and other income, net	78	54

Income before income taxes	1,011	1,019
Income tax provision	255	243

Net income	$756	$776

Earnings per common share:
Basic	$0.34	$0.34

Diluted	$0.34	$0.33

Weighted-average shares outstanding:
Basic	2,234	2,297
Diluted	2,254	2,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended
	May 4,	May 5,
	2007	2006
		As
		Restated

Cash flows from operating activities:
Net income	$756	$776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132	106
Stock-based compensation	97	113
Excess tax benefits from stock-based compensation	(12)	(32)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	22	14
Other	31	25
Changes in:
Operating working capital	(2,154)	(36)
Non-current assets and liabilities	1,029	58

Net cash (used in) provided by operating activities	(99)	1,024

Cash flows from investing activities:
Investments:
Purchases	(1,104)	(3,070)
Maturities and sales	1,068	3,548
Capital expenditures	(171)	(187)

Net cash (used in) provided by investing activities	(207)	291

Cash flows from financing activities:
Repurchase of common stock	—	(1,691)
Issuance of common stock under benefit plans	21	138
Excess tax benefits from stock-based compensation	12	32
Issuance of commercial paper, net	(40)	—
Other	(6)	(13)

Net cash used in financing activities	(13)	(1,534)

Effect of exchange rate changes on cash and cash equivalents	33	54

Net decrease in cash and cash equivalents	(286)	(165)
Cash and cash equivalents at beginning of period	9,546	7,054

Cash and cash equivalents at end of period	$9,260	$6,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 —	Basis of Presentation

Basis of Presentation — The accompanying condensed consolidated financial statements of Dell Inc. (“Dell”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (“SEC”) in Dell’s Annual Report on Form 10-K for the fiscal year ended February 2, 2007. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries at May 4, 2007 and February 2, 2007; and the results of its operations and its cash flows for the three month periods ended May 4, 2007 and May 5, 2006.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in Dell’s condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from those estimates.

Dell is currently a partner in Dell Financial Services L.P. (“DFS”), a joint venture with CIT Group, Inc. (“CIT”). The joint venture allows Dell to provide its customers with various financing alternatives. Dell consolidates DFS’ financial results in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”) as Dell is the primary beneficiary. See Note 6 of Notes to Condensed Consolidated Financial Statements.

The Audit Committee of Dell’s Board of Directors recently completed an independent investigation into certain accounting and financial reporting matters. As a result of issues identified in that investigation, as well as issues identified in additional reviews and procedures conducted by management, the Audit Committee, in consultation with management and PricewaterhouseCoopers LLP, Dell’s independent registered public accounting firm, concluded on August 13, 2007 that Dell’s previously issued financial statements for Fiscal 2003, 2004, 2005, and 2006 (including the interim periods within those years), and the first quarter of Fiscal 2007, should no longer be relied upon because of certain accounting errors and irregularities in those financial statements. Accordingly, Dell has restated its previously issued financial statements for those periods. Restated financial information, as well as a discussion of the investigation, the accounting errors and irregularities identified, and the adjustments made as a result of the restatement, are contained in Dell’s Annual Report on Form 10-K for the fiscal year ended February 2, 2007 and its amended Quarterly Report on Form 10-Q/A for the period ended May 5, 2006.

Recently Issued Accounting Pronouncements — In February 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”), which is an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125 (“SFAS 140”). SFAS 155 allows Dell to elect to account for financial instruments with embedded derivatives as a whole on a fair value basis, instead of bifurcating the derivative from the host financial instrument. This statement also requires Dell to evaluate its interest in securitized financial assets to identify any freestanding derivatives and embedded derivatives, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event after the beginning of Dell’s Fiscal 2008. Dell determined that its retained interest in securitized assets contains embedded derivatives and elected to account for the entire asset on a fair value basis. The fair value basis did not have a material effect on Dell’s results of operations, financial position, or cash flows.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Dell adopted this Interpretation in the first quarter of Fiscal 2008 and records tax liabilities resulting from uncertain tax positions and accrued interest and penalties related to income tax liabilities in accrued and other current liabilities or other non-current liabilities in the Condensed Consolidated Statements of Financial Position. Interest and penalties related to income tax liabilities are included in income tax expense. See Note 11 of Notes to Condensed Consolidated Financial Statements for further discussion of income taxes.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Reclassifications — To maintain comparability among the periods presented, Dell has revised the presentation of certain prior period amounts reported within the Notes to Consolidated Financial Statements. For further discussion regarding the presentation of service obligations honored, see Note 7 of Notes to Condensed Consolidated Financial Statements.

NOTE 2 —	Inventories

	May 4,	February 2,
	2007	2007
	(in millions)

Inventories:
Production materials	$432	$361
Work-in-process	60	61
Finished goods	272	238

Inventories	$764	$660

NOTE 3 —	Earnings Per Common Share

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive. Accordingly, certain employee stock options have been excluded from the calculation of diluted earnings per share totaling 285 million and 209 million shares during the first quarter of Fiscal 2008 and Fiscal 2007, respectively. Additionally, shares held by a subsidiary are considered issued but not outstanding, and are excluded from the calculation of basic earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended May 4, 2007 and May 5, 2006:

	Three Months Ended
	May 4,	May 5,
	2007	2006
		As
		Restated
	(in millions, except per share amounts)

Numerator:
Net income	$756	$776
Denominator:
Weighted-average shares outstanding:
Basic	2,234	2,297
Effect of dilutive options, restricted stock units, restricted stock, and other	20	21

Diluted	2,254	2,318

Earnings per common share:
Basic	$0.34	$0.34

Diluted	$0.34	$0.33

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 4 —	Comprehensive Income

Dell’s comprehensive income is comprised of net income, unrealized gains and losses on derivative financial instruments related to foreign currency hedging, unrealized gains and losses on marketable securities classified as available-for-sale, unrealized gains and losses related to the change in valuation of retained interests in securitized assets, and foreign currency translation adjustments.

The following table summarizes comprehensive income for the three month periods ended May 4, 2007 and May 5, 2006:

	Three Months Ended
	May 4,	May 5,
	2007	2006
		As
		Restated
	(in millions)

Comprehensive income:
Net income	$756	$776
Unrealized losses on foreign currency hedging instruments, net	(82)	(108)
Unrealized gains (losses) on marketable securities, net	12	(15)
Valuation of retained interests in securitized assets(a)	(23)	2
Foreign currency translation adjustments	1	(4)

Comprehensive income	$664	$651

(a)	In the first quarter of Fiscal 2008 Dell adopted SFAS 155 and, as a result, all gains and losses are recognized in the Statement of Income immediately and are no longer included in accumulated other comprehensive income. The impact to the first quarter of Fiscal 2008 is to recognize the unrealized amount as of February 2, 2007 as an adjustment to retained earnings at that date.

NOTE 5 —	Benefit Plans

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

Employee Stock Plans — Dell has the following four employee stock plans (collectively referred to as the “Stock Plans”) under which options, restricted stock, and restricted stock units were outstanding at May 4, 2007:

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

Stock-Based Compensation — Effective February 4, 2006, Dell adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method which does not require revising the presentation in the prior periods for stock-based compensation. Under this transition method, stock-based compensation expense for the first quarters of Fiscal 2008 and Fiscal 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested at February 4, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after February 3, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Dell recognizes this compensation expense net of an estimated forfeiture rate over the requisite service period of the award, which has generally been the vesting term of three-to-five years for stock options and three-to-seven years for restricted stock awards. During the three-month period ended May 4, 2007, grants of stock options and restricted stock unit awards generally had three-year vesting periods.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

General Information

Expense Information under SFAS 123(R)

For the three month periods ended May 4, 2007 and May 5, 2006 stock-based compensation expense, net of income taxes, was allocated as follows:

	Three Months Ended
	May 4,	May 5,
	2007	2006
		As
		Restated
	(in millions)

Stock-based compensation expense:
Cost of net revenue	$14	$18
Operating expenses	83	95

Stock-based compensation expense before taxes	97	113
Income tax benefit	(27)	(34)

Stock-based compensation expense	$70	$79

Stock-based compensation expense recognized for the first quarter of Fiscal 2008 and Fiscal 2007 is based on awards expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Valuation Information

SFAS 123(R) requires the use of a valuation model to calculate the fair value of stock option awards. Dell has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, and risk-free interest rates. The volatility is based on a blend of implied and historical volatility of Dell’s common stock over the most recent period commensurate with the estimated expected term of Dell’s stock options. Dell uses this blend of implied and historical volatility, as well as other economic data, because management believes such volatility is more representative of prospective trends. The expected term of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. The dividend yield of zero is based on the fact that Dell has never paid cash dividends and has no present intention to pay cash dividends.

The weighted-average fair value of stock options was determined utilizing the assumptions in the following table:

	Three Months Ended
	May 4,	May 5,
	2007	2006

Expected term	3.5 years	3.8 years
Risk-free interest rate (U.S. Government Treasury Note)	4.6%	4.8%
Volatility	25%	25%
Dividends	0%	0%

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Stock Option Activity — The following table summarizes stock option activity for the Stock Plans during the three-month period ended May 4, 2007:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in millions)	(per share)	(in years)	(in millions)

Options outstanding — February 2, 2007	314	$32.16
Granted	8	23.12
Exercised (prior to April 4, suspension date)	(2)	9.63
Forfeited	(2)	27.06
Cancelled/expired	(5)	36.38

Options outstanding — May 4, 2007	313	$32.06

Vested and expected to vest (net of estimated forfeitures) — May 4, 2007(a)	308	$32.15	5.1	$253
Exercisable — May 4, 2007(a)	287	$32.65	4.9	$226

(a)	For options vested and expected to vest and options exercisable, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Dell’s closing stock price on May 4, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on May 4, 2007. The intrinsic value changes based on changes in the fair market value of Dell’s common stock.

Other information pertaining to stock options for the three-month period ended May 4, 2007 and May 5, 2006 is as follows:

	Three Months Ended
	May 4,	May 5,
	2007	2006
	(in millions, except per option data)

Weighted-average grant date fair value of stock options granted per option	$5.98	$7.62
Total intrinsic value of options exercised(a)	$27	$53

(a)	The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price, multiplied by the number of options exercised) that was received by the option holders who exercised their options during the three month periods ended May 4, 2007 and May 5, 2006.

At May 4, 2007, $136 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options is expected to be recognized over a weighted-average period of approximately 2.0 years.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Non-vested Restricted Stock Activity — Non-vested restricted stock awards as of May 4, 2007 and activities during the three-month period ended May 4, 2007 were as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
	(in millions)

Non-vested restricted stock — February 2, 2007	17	$28.76
Granted	22	22.44
Vested	(2)	29.40
Forfeited	(1)	27.25

Non-vested restricted stock — May 4, 2007	36	24.88

For the three month periods ended May 4, 2007 and May 5, 2006, the weighted-average fair value of restricted stock awards granted was $22.44 and $29.26 per share, respectively. At May 4, 2007, $745 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.1 years.

NOTE 6 —	Financial Services

Joint Venture Agreement

Dell offers various customer financial services for its business and consumer customers in the U.S. through DFS, a joint venture with CIT. Loan and lease financing through DFS is one of many sources of financing that Dell’s customers may select. Dell recognized revenue from the sale of products financed through DFS of $1.4 billion and $1.5 billion during the three month periods ended May 4, 2007 and May 5, 2006, respectively.

On September 8, 2004, Dell and CIT executed an agreement that extended the term of the joint venture to January 29, 2010, and modified certain terms of the relationship. In accordance with the extension agreement, net income and losses generated by DFS are currently allocated 70% to Dell and 30% to CIT. At May 4, 2007, and February 2, 2007, CIT’s equity ownership in the net assets of DFS was $39 million and $33 million, respectively, which is recorded as minority interest and included in other non-current liabilities.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Financing Receivables

The following table summarizes the components of Dell’s financing receivables, net of the allowance for estimated uncollectible amounts:

	May 4,	February 2,
	2007	2007
	(in millions)

Financing receivables, net:
Customer receivables:
Revolving loans, net	$784	$771
Leases and loans, net	609	627

Customer receivables, net	1,393	1,398
Residual interests	295	296
Retained interest	164	159

Financing receivables, net	$1,852	$1,853

Short-term	$1,503	$1,530
Long-term	349	323

Financing receivables, net	$1,852	$1,853

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

•	Customer receivables are presented net of an allowance for uncollectible accounts. The allowance is based on factors including historical trends and the composition and credit quality of the customer receivables. The composition and credit quality varies from investment grade commercial customers to subprime consumers. Customer receivables are charged to the allowance at the earlier of when an account is deemed to be uncollectible or when the account is 180 days delinquent. Recoveries on customer receivables previously charged off as uncollectible are adjusted to the allowance for uncollectible accounts. The following is a description of the components of financing receivables:

-	Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full, no interest is charged. These special programs generally range from 3 to 18 months and have an average original term of approximately 13 months. Revolving loans bear interest at a variable annual percentage rate that is tied to the prime rate.

-	Leases with business customers generally have fixed terms of two to three years. Future maturities of minimum lease payments at May 4, 2007 are as follows: 2008: $67 million; 2009: $55 million; 2010: $25 million; 2011: $3 million; and 2012: $1 million. Fixed-term loans are also offered to qualified small businesses for the purchase of products sold by Dell.

•	Dell retains a residual interest in the leased equipment. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a periodic basis, Dell assesses the carrying amount of its recorded residual values for impairment.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Anticipated declines in specific future residual values that are considered to be other-than-temporary are recorded in current earnings.

•	Retained interests represent the residual beneficial interest Dell retains in certain pools of securitized finance receivables. Retained interests are stated at the present value of the estimated net beneficial cash flows after payment of all senior interests. In estimating the value of retained interests, Dell makes a variety of financial assumptions, including pool credit losses, payment rates, and discount rates. These assumptions are supported by both Dell’s historical experience and anticipated trends relative to the particular receivable pool. Dell reviews its investments in retained interests periodically for impairment, based on estimated fair value. Any resulting losses representing the excess of carrying value over estimated fair value that are other-than-temporary are recorded in earnings. Upon the adoption of SFAS 155 in the first quarter of Fiscal 2008, Dell began recording unrealized gains or losses in its Condensed Consolidated Statements of Income.

Asset Securitization

During the three month periods ended May 4, 2007 and May 5, 2006, Dell sold $296 million and $268 million, respectively, of fixed-term leases and loans and revolving loans to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from those of Dell. The sole purpose of the qualifying special purpose entities is to facilitate the funding of finance receivables in the capital markets. Dell determines the amount of receivables to securitize based on its funding requirements in conjunction with specific selection criteria designed for the transaction. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of SFAS 140.

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

NOTE 7 —	Warranty Liability and Related Deferred Revenue

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

liability for standard warranties, which are included in other current and non-current liabilities on Dell’s Condensed Consolidated Statements of Financial Position, are presented in the following tables:

	Three Months
	Ended
	May 4,	May 5
	2007	2006
		As
		Restated
	(in millions)

Deferred revenue:
Deferred revenue at beginning of period	$4,221	$3,707
Revenue deferred for new extended warranty and service contracts sold(a)	824	759
Revenue recognized(a)	(637)	(559)

Deferred revenue at end of period	$4,408	$3,907

Current portion	$2,033	$1,988
Non-current portion	2,375	1,919

Deferred revenue at end of period	$4,408	$3,907

	Three Months Ended
	May 4,	May 5,
	2007	2006
		As
		Restated
	(in millions)

Warranty liability:
Warranty liability at beginning of period	$958	$951
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(b)	252	245
Service obligations honored(a)	(321)	(287)

Warranty liability at end of period	$889	$909

Current portion	$638	$634
Non-current portion	251	275

Warranty liability at end of period	$889	$909

(a)	Prior period amounts have been changed to reflect the current year presentation of service obligations honored. There is no impact to the Condensed Consolidated Statements of Financial Position or Condensed Consolidated Statements of Income as a result of this change.

(b)	Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new warranty contracts. Dell’s warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 8 —	Commitments and Contingencies

DFS Purchase Commitment — Pursuant to the joint venture agreement between Dell and CIT, Dell has an obligation to purchase CIT’s 30% interest in DFS at the expiration of the joint venture on January 29, 2010, for a purchase price ranging from approximately $100 million to $345 million. Dell currently expects that the purchase price will likely be towards the upper end of the range. See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion of the DFS purchase commitment.

Restricted Cash — Pursuant to an agreement between DFS and CIT, Dell is required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to Dell’s private label credit card, and deferred servicing revenue. Restricted cash specific to the consolidation of DFS in the amount of $398 million and $416 million is included in other current assets on Dell’s Consolidated Statements of Financial Position at May 4, 2007 and February 2, 2007, respectively.

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

Dell and several of its current and former directors and officers are parties to securities, Employee Retirement Income Security Act of 1974 (“ERISA”), and shareholder derivative lawsuits all arising out of the same events and facts. Four putative securities class actions that were filed in the Western District of Texas, Austin Division, against Dell and certain of its current and former officers have been consolidated, as In re Dell Inc. Securities Litigation, and a lead plaintiff has been appointed by the court. The lead plaintiff has asserted claims under sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934 based on alleged false and misleading disclosures or omissions regarding Dell’s financial statements, governmental investigations, known battery problems, business model, and insiders’ sales of its securities. This action also includes Dell’s independent registered public accounting firm, PricewaterhouseCoopers LLP, as a defendant. Four other putative class actions that were also filed in the Western District by purported participants in the Dell Inc. 401(k) Plan have been consolidated, as In re Dell Inc. ERISA Litigation, and lead plaintiffs have been appointed by the court. The lead plaintiffs have asserted claims under ERISA based on allegations that Dell, certain current officers, and certain current and former directors imprudently invested and managed participants’ funds and failed to disclose information regarding its stock held in the 401(k) Plan. In addition, seven shareholder derivative lawsuits that were filed in three separate jurisdictions (the Western District of Texas, Austin Division; the Delaware Chancery Court; and the state district court in Travis County, Texas) have been consolidated into three actions, one in each of the respective jurisdictions, as In re Dell Inc. Derivative Litigation, and name various current and former officers and directors as defendants and Dell as a nominal defendant. On

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

October 8, 2007, the shareholder derivative lawsuit filed in the Western District of Texas was dismissed without prejudice by the court. The Travis County, Texas action has been transferred to the state district court in Williamson County, Texas. The shareholder derivative lawsuits assert claims derivatively on behalf of Dell under state law, including breaches of fiduciary duties. Finally, one purported shareholder has filed an action against Dell in Delaware Chancery Court under Section 220 of the Delaware General Corporation Law, Baltimore County Employees’ Retirement System v. Dell Inc., seeking inspection of certain of Dell’s books and records related to the internal investigation and government investigations. Dell intends to defend all of these lawsuits vigorously.

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

There are currently three levy cases involving other equipment manufacturers pending before the German Federal Supreme Court. Adverse decisions in these cases could ultimately impact Dell. The cases involve personal computers, printers, and multifunctional devices. The equipment manufacturers in these cases recently lost in the lower courts and have appealed. The amount allowed by the lower courts with respect to PCs is € 12 per personal computer sold for reprographic copying capabilities. The amounts claimed with respect to printers and multifunctional devices depend on speed and color and vary between € 10 and € 300 for printers and between € 38 and € 600 for multifunctional devices. On December 29, 2005, Zentralstelle Für private Überspielungrechte (“ZPÜ”), a joint association of various German collection societies, instituted arbitration proceedings against Dell’s German subsidiary before the Arbitration Body in Munich. ZPÜ claims a levy of € 18.4 per PC that Dell sold in Germany from January 1, 2002 through December 31, 2005. On July 31, 2007, the Arbitration Body recommended a levy of € 15 on each PC sold during that period, for audio and visual copying capabilities. Dell and ZPÜ rejected the recommendation and Dell expects that the matter will proceed to court. Dell will continue to defend this claim vigorously.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Corporate expenses are included in Dell’s measure of segment operating income for management reporting purposes; however, with the adoption of SFAS 123(R), beginning in Fiscal 2007 stock-based compensation expense is not allocated to Dell’s reportable segments. The following table presents net revenue by Dell’s reportable segments as well as a reconciliation of consolidated segment operating income to Dell’s consolidated operating income for the three month periods ended May 4, 2007 and May 5, 2006:

	Three Months Ended
	May 4,	May 5,
	2007	2006
		As
		Restated
	(in millions)

Net revenue:
Americas:
Business	$7,512	$7,110
U.S. Consumer	1,435	1,911

Americas	8,947	9,021
EMEA	3,765	3,402
APJ	2,010	1,897

Net revenue	$14,722	$14,320

Consolidated operating income:
Americas:
Business	$651	$673
U.S. Consumer	11	53

Americas	662	726
EMEA	278	197
APJ	90	155

Consolidated segment operating income	1,030	1,078
Stock-based compensation expense	(97)	(113)

Consolidated operating income	$933	$965

NOTE 10 —	Debt

Commercial Paper

On June 1, 2006, Dell implemented a $1.0 billion commercial paper program with a supporting $1.0 billion senior unsecured revolving credit facility. This program allows Dell to obtain favorable short-term borrowing rates. Dell pays facility commitment and letter of credit participation fees at rates based upon Dell’s credit rating. Unless extended, this facility expires on June 1, 2011, at which time any outstanding amounts under the facility will be due and payable. The facility requires compliance with conditions that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio. Amounts outstanding under the facility may be accelerated for typical defaults, including failure to pay principal or interest, breaches of covenants, non-payment of judgments or debt obligation in excess of $200 million, occurrence of a change of control, and certain bankruptcy events.

At May 4, 2007, $60 million was outstanding under the commercial paper program and due within 90 days. The weighted-average interest rate on these outstanding short-term borrowings was 5.3% at May 4, 2007.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

There were no outstanding advances under the commercial paper program at October 26, 2007. Dell uses the proceeds of the program and facility for general corporate purposes, including funding DFS growth.

DFS Credit Facilities

DFS maintains credit facilities with CIT that provide a maximum capacity of $750 million to fund leased equipment. These borrowings are secured by DFS’ assets and contain certain customary restrictive covenants. Interest on the outstanding loans is paid quarterly and calculated based on an average of the two- and three-year U.S. Treasury Notes plus 4.45%. DFS is required to make quarterly payments if the value of the leased equipment securing the loans is less than the outstanding principal balance. At May 4, 2007 and February 2, 2007, outstanding advances from CIT totaled $117 million and $122 million, respectively, of which $71 million and $87 million, respectively, is included in short-term borrowings and $46 million and $35 million, respectively, is included in long-term debt on Dell’s Condensed Consolidated Statements of Financial Position. The credit facilities expire on the earlier of (i) the dissolution of DFS; (ii) the purchase of CIT’s ownership interest in DFS; or (iii) the acceleration of the maturity of the debt by CIT arising from a default.

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

Dell’s inability to timely file its periodic reports with the SEC constituted a technical breach of the covenants to which the Senior Notes and the Senior Debentures are subject. Those covenants specify that a “Notice of Default” must be issued, and Dell must have failed to cure the deficiency within 90 days of the notice, before the debt is callable by the holders. Because Dell has not received a “Notice of Default,” Dell is not in default of these debt covenants; therefore, the Senior Notes are classified as current liabilities and the Senior Debentures are classified as long-term liabilities at May 4, 2007. With the filing of its past due periodic reports with the SEC, Dell is no longer in breach of the covenants.

Concurrent with the issuance of the Senior Notes and Senior Debentures, Dell entered into interest rate swap agreements converting Dell’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London Interbank Offered Rates plus 0.4% and 0.8% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, Dell’s effective interest rates for the Senior Notes and Senior Debentures were 6.0% and 6.3%, respectively, for the first quarter of Fiscal 2008.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 11 —	Income Taxes

Dell adopted FIN 48 on February 3, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The cumulative effect of adopting FIN 48 was a $62 million increase in tax liabilities and a corresponding decrease to the February 2, 2007 stockholders’ equity balance of which $59 million related to retained earnings and $3 million related to additional paid in capital. Upon adoption, the unrecognized tax benefits totaled approximately $1.2 billion at February 2, 2007, including interest and penalties. This amount has been reduced by $69 million of related tax benefits for deductions associated with estimated transfer pricing and state income taxes. The net amount of $1.1 billion, if recognized, would favorably affect Dell’s effective tax rate. In addition, consistent with the provisions of FIN 48, Dell changed the classification of $1.1 billion of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other non-current liabilities in the Consolidated Statements of Financial Position.

Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Condensed Consolidated Statements of Financial Position at February 2, 2007 was $173 million.

NOTE 12 —	Redeemable Common Stock

Dell inadvertently failed to register with the SEC the issuance of some sale under certain employee benefit plans. As a result, certain purchasers of common stock pursuant to those plans may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. At May 4, 2007, and February 2, 2007, Dell has classified approximately 5 million shares ($119 million) and 5 million shares ($111 million), respectively, that may be subject to the rescissionary rights outside stockholders’ equity, because the redemption features are not within the control of Dell. These shares have always been treated as outstanding for financial reporting purposes.

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

SPECIAL NOTE:  This section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements based on our current expectations. Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties. For a discussion of risk factors affecting our business and prospects, see “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2007.

All percentage amounts and ratios were calculated using the underlying data in thousands. Unless otherwise noted, all references to industry share and total industry growth data are for personal computers (including desktops, notebooks, and x86 servers), and are based on information provided by IDC Worldwide Quarterly PC Tracker, September 2007. Share data is for the calendar quarter and all our growth rates are on a fiscal year-over-year basis. Unless otherwise noted, all references to time periods refer to our fiscal periods.

Special Note

The Audit Committee of our Board of Directors recently completed an independent investigation into certain accounting and financial reporting matters. As a result of issues identified in that investigation, as well as issues identified in additional reviews and procedures conducted by management, the Audit Committee, in consultation with management and PricewaterhouseCoopers LLP, our independent registered public accounting firm, concluded on August 13, 2007 that our previously issued financial statements for Fiscal 2003, 2004, 2005, and 2006 (including the interim periods within those years), and the first quarter of Fiscal 2007, should no longer be relied upon because of certain accounting errors and irregularities in those financial statements. Accordingly, we have restated our previously issued financial statements for those periods. Restated financial information is presented in our amended Quarterly Report on Form 10-Q/A for the first quarter of Fiscal 2007, as well as in our Annual Report on Form 10-K for Fiscal 2007. Those documents also contain a discussion of the investigation, the accounting errors and irregularities identified, and the adjustments made as a result of the restatement.

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

Although the focus of our business strategy is selling directly to customers, we also utilize indirect sales channels when there is a business need. During Fiscal 2008, we began offering Dell Dimensiontm desktop computers and Inspirontm notebook computers in retail stores in the Americas and announced partnerships with retailers in the U.K, Japan, and China. These actions represent one of the first steps in our retail strategy, which will allow us to extend our model and reach customers that we have not been able to reach directly.

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

First Quarter Performance

Share position	•	We shipped approximately 9 million units, resulting in a worldwide PC share position of 15.1%, a decline of 3 percentage points year-over-year.
Net revenue	•	Revenue increased 3% year-over-year to $14.7 billion, with unit shipments down 9% year-over-year.
Operating income	•	Operating income was $933 million for the quarter, or 6.3% of revenue, as compared to $965 million or 6.7% of revenue for first quarter Fiscal 2007.
Earnings per share	•	Earnings per share increased 3% to $0.34 for the current quarter compared to $0.33 for the first quarter of Fiscal 2007.

Results of Operations

The following table summarizes the results of our operations for the three month periods ended May 4, 2007 and May 5, 2006:

	Three Months Ended
	May 4, 2007		May 5, 2006
	Dollars	% of Revenue	Dollars	% of Revenue
			As	As
			Restated	Restated
	(in millions, except per share amounts and percentages)

Net revenue	$14,722	100.0%	$14,320	100.0%
Gross margin	$2,838	19.3%	$2,508	17.5%
Operating expenses	$1,905	13.0%	$1,543	10.8%
Operating income	$933	6.3%	$965	6.7%
Net income	$756	5.1%	$776	5.4%
Earnings per share diluted	$0.34	N/A	$0.33	N/A

Consolidated Revenue

In the three-month period ended May 4, 2007, consolidated revenue grew across all product categories over the prior year period, other than desktop PCs, which declined 7% in the first quarter of Fiscal 2008 compared to the prior year. The decline in desktop PC revenue reflects continuing reductions in units sold and an industry-wide shift to mobility products. Our U.S. Consumer business continues to face a competitive pricing environment. Growth in our mobility products produced a 6% revenue increase in the first quarter of Fiscal 2008 on flat unit growth, as compared to 14% revenue growth on 36% unit growth in the first quarter of Fiscal 2007. Revenue grew across all regions except for the U.S. and Japan, which saw a 2% and 7% decline, respectively, in the first quarter of Fiscal 2008 as compared to the prior year. Net revenue outside the U.S. comprised 47% of consolidated revenue for the first quarter of Fiscal 2008 compared to 44% for the same period last year. Outside the U.S., we produced 9% year-over-year revenue growth for the first quarter of Fiscal 2008.

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

The following table summarizes our revenue by reportable segment for the three month periods ended May 4, 2007 and May 5, 2006:

	Three Months Ended
	May 4, 2007		May 5, 2006
	Dollars	% of Revenue	Dollars	% of Revenue
			As	As
			Restated	Restated
	(in millions, except percentages)

Net revenue
Americas:
Business	$7,512	51.0%	$7,110	49.7%
U.S. Consumer	1,435	9.8%	1,911	13.3%

Americas	8,947	60.8%	9,021	63.0%
EMEA	3,765	25.6%	3,402	23.8%
APJ	2,010	13.6%	1,897	13.2%

Net revenue	$14,722	100.0%	$14,320	100.0%

•	Americas — Americas revenues decreased by 1% on unit decline of 13% for the first quarter of Fiscal 2008 as compared to the first quarter of Fiscal 2007. In the first quarter of Fiscal 2008, 6% growth in our Americas Business segment was offset by a 25% decrease in our U.S. Consumer segment. We experienced average selling prices that were 14% higher than the prior year period. Strong growth in servers and networking, storage sales, and software and peripherals was offset by a decline in desktops and mobility sales. Americas International produced strong revenue growth of 12% year-over-year for the first quarter of Fiscal 2008.

-	Business — Our U.S. business revenue increased 6% year-over-year in the first quarter of Fiscal 2008 on flat unit sales. Public and small and medium business growth and Americas International, which includes countries in the North and South America other than the United States, drove the majority of the increase in revenue in the Americas. Flat desktop PCs revenue was offset by increases in mobility, servers and networking, and storage revenues at 10%, 12%, and 10%, respectively.

-	Consumer — U.S. Consumer revenue declined 25% year-over-year in the first quarter of Fiscal 2008. The significant decline in U.S. Consumer revenue is due to a continuing decline in desktop revenue and overall competitive pressure. Desktop revenue declined 33% for the first quarter of Fiscal 2008 on a unit decline of 55% as compared to the same period in the prior year. Mobility revenue also declined 28% for the first quarter of Fiscal 2008 on unit decline of 40%, while industry-wide consumer mobility sales grew 22% in the U.S.

•	EMEA — EMEA revenue grew 11% on unit decline of 6% for the first quarter of Fiscal 2008 due to higher average selling prices which increased 17% due to changes in product mix. Year-over-year revenue growth was led by France and Germany, while Austria and Greece produced significant year-over-year growth at rates well above the overall region for the first quarter of Fiscal 2008. The overall unit decline in EMEA was mainly due to a 15% decrease in desktop shipments during the first quarter of Fiscal 2008 as compared to the same period in Fiscal 2007. This shipment decline led to a 6% reduction in desktop revenue. Revenue growth was driven primarily by increases in mobility products, servers, networking, and enhanced services.

•	APJ — APJ revenue grew 6% on unit decline of 1% for the first quarter of Fiscal 2008. China had revenue growth of 8%, and revenue in Australia-New Zealand grew 14%. Malaysia, Taiwan, and India produced significant year-over-year growth at rates well above the overall region for the first quarter of Fiscal 2008. Excluding Japan, the APJ region experienced a 14% increase in revenue, year-over-year. During the same time period, Japan’s revenue decreased 7% due to significant competitive pressure. Mobility, servers and networking, storage, and software and peripherals experienced strong revenue growth for the three-month period ended May 4, 2007. Enhanced services revenue declined for the quarter.

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

The following table summarizes our net revenue by product and services categories for the three month periods ended May 4, 2007 and May 5, 2006:

	Three Months Ended
	May 4, 2007		May 5, 2006
	Dollars	% of Revenue	Dollars	% of Revenue
			As	As
			Restated	Restated
	(in millions, except percentages)

Net revenue:
Desktop PCs	$4,942	33%	$5,291	37%
Mobility	4,016	27%	3,781	26%
Software & peripherals	2,341	16%	2,182	15%
Servers & networking	1,593	11%	1,351	10%
Enhanced services	1,281	9%	1,225	9%
Storage	549	4%	490	3%

Net revenue	$14,722	100%	$14,320	100%

•	Desktop PCs — Revenue from sales of desktop PCs consists of Dell XPStm, Dell OptiPlextm, Dell Dimensiontm, Alienware Auroratm, Alienware Area-51®, and Alienware ALXtm desktop computer systems and Dell Precisiontm and Alienware MJ-12® desktop workstations. During the second quarter of Fiscal 2008, we began selling our new Vostrotm desktops, specifically designed to meet the needs of small business customers. Revenue from desktop PCs decreased 7% year-over-year during the first quarter of Fiscal 2008 on unit decline of 15%, driven by our U.S. Consumer segment, whose revenue was down

33% year-over-year. Business and consumer demand continues to shift toward mobility products as notebook computers’ capabilities increase and they become more affordable.

•	Mobility — Revenue from mobility products consists of Dell XPStm, Dell Latitudetm, Dell Inspirontm and Alienware Auroratm, Alienware Area-51®, Alienware Sentiatm, Alienware ALXtm notebook computer systems, Dell Precisiontm and Alienware MJ-12® mobile workstations, MP3 players, and Dell Aximtm handhelds. During the second quarter of Fiscal 2008 we began selling our new Vostrotm notebooks, specifically designed to meet the needs of small business customers. For the first quarter of Fiscal 2008, revenue from mobility grew 6% year-over-year, while unit growth remained flat. For the first quarter, mobility revenue in EMEA, APJ, and Americas Business grew 16%, 16%, and 10%, respectively, on unit growth of 8%, 10%, and 10%, respectively. Mobility revenue growth was offset by a 28% and a 40% decline in U.S. Consumer revenue and units, respectively. We continue to capitalize on the growth of mobile computing outside of the Americas with notebooks producing strong revenue and unit growth. As notebooks become more affordable and wireless products become standardized, demand for our mobility products continues to grow rapidly.

•	Software and Peripherals — Revenue from sales of software and peripherals consists of Dell-branded printers, monitors (not sold with systems), plasma and LCD televisions, projectors, and a multitude of competitively priced third-party peripherals including plasma and LCD televisions, software, and other products. Software and peripherals revenue grew 7% year-over-year for the first quarter of Fiscal 2008. We experienced significant growth in digital displays, as well as imaging and printing products.

•	Servers and Networking — Revenue from sales of servers and networking products, consisting of our standards-based PowerEdgetm line of servers and PowerConnecttm networking products, grew 18% year-over-year for the first quarter of Fiscal 2008 while unit growth remained flat. Americas and EMEA drove this growth with a 12% and 30% increase in servers and networking revenue, respectively. APJ also experienced strong revenue growth of 20% despite a 13% decrease in units. Servers and networking remains a strategic focus area. We competitively price our server products to facilitate additional sales of storage products and higher margin enhanced services.

•	Enhanced Services — Enhanced services consists of a wide range of services including assessment, design and implementation, deployment, asset recovery and recycling, training, enterprise support, client support, and managed lifecycle. Enhanced services revenue increased 5% year-over-year for the three-month period ended May 4, 2007 to $1.3 billion. For the first quarter of Fiscal 2008, enhanced services revenue increased 33% in EMEA and was relatively flat in the Americas, while enhanced services revenue decreased 19% in APJ.

•	Storage — Revenue from sales of storage products, consisting of a comprehensive portfolio of storage solutions with services, including Dell | EMC and Dell PowerVaulttm storage devices, increased 12% year-over-year for the first quarter of Fiscal 2008. EMEA led this year-over-year storage revenue growth with a 19% increase in revenue, followed by APJ with an 11% revenue increase and Americas with a 10% revenue increase.

Gross Margin

The following table presents information regarding our gross margin for the three month periods ended May 4, 2007 and May 5, 2006:

	Three Months Ended
	May 4, 2007		May 5, 2006
	Dollars	% of Revenue	Dollars	% of Revenue
			As	As
			Restated	Restated
	(in millions, except percentages)

Net revenue	$14,722	100.0%	$14,320	100.0%
Gross margin	$2,838	19.3%	$2,508	17.5%

Our margins increased for the first quarter of Fiscal 2008 as compared to the same period in the prior year primarily as a result of favorable declines in component costs. We continuously negotiate with our suppliers in a variety of areas including availability of supply, quality, and cost. These real-time, continuous supplier negotiations support our business model, which is able to respond quickly to changing market conditions due to our direct customer model and real-time manufacturing. Our component costs reflect both ongoing supplier discount arrangements as well as shorter-term incremental discounts and rebates, based on such factors as volume, product offerings and transitions, supply conditions, and joint activities. Because of the fluid nature of these ongoing negotiations, the timing and amount of supplier discounts and rebates vary from time to time. In addition, a focus on more richly configured customer solutions and a better mix of products and services yielded significantly higher average selling prices and a better balance of profitability and revenue growth.

On May 31, 2007 we announced that we had initiated a comprehensive review of costs across all processes and organizations with the goal to simplify structure, eliminate redundancies, and better align operating expenses with the current business environment and strategic growth opportunities. As part of this overall effort, we expect to reduce headcount and infrastructure costs over the next 12 months. Our management teams are presently finalizing transformation plans which include headcount and infrastructure cost reduction goals. This headcount reduction is expected to impact both cost of goods sold and operating expenses worldwide.

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

Operating Expenses

The following table summarizes our operating expenses for the three month periods ended May 4, 2007 and May 5, 2006:

	Three Months Ended
	May 4, 2007		May 5, 2006
	Dollars	% of Revenue	Dollars	% of Revenue
			As	As
			Restated	Restated
	(in millions, except percentages)

Operating expenses:
Selling, general, and administrative	$1,763	12.0%	$1,414	9.9%
Research, development, and engineering	142	1.0%	129	0.9%

Operating expenses	$1,905	13.0%	$1,543	10.8%

•	Selling, general, and administrative — During the first quarter of Fiscal 2008, selling, general, and administrative expenses increased 25% to $1.8 billion compared to $1.4 billion in the same period of Fiscal 2007. Costs primarily related to headcount growth and costs associated with the U.S. Securities and Exchange Commission (“SEC”) and internal investigations drove the increase in the first quarter of Fiscal 2008. Expenses related to SEC and internal investigations were $46 million for the three-month period ending May 4, 2007.

•	Research, development, and engineering — During the first quarter of Fiscal 2008, research, development, and engineering expenses increased 10% to $142 million compared to $129 million in the same period of Fiscal 2007. The increase is mainly due to higher compensation costs, which increased 15% year-over-year to $114 million. We manage our research, development, and engineering spending by targeting those innovations and products most valuable to our customers and by relying upon the capabilities of our strategic partners. We will continue to invest in research, development, and engineering activities to support our growth and to provide for new, competitive products. We have obtained 1,792 patents worldwide and have applied for 1,901 additional patents worldwide as of May 4, 2007.

Stock-based Compensation

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

Investment and Other Income, net

Net investment and other income primarily includes interest income and expense, gains and losses from the sale of investments, and investment related fees, and foreign exchange transaction gains and losses. Net investment and other income increased to $78 million for the first quarter of Fiscal 2008 compared to $54 million for the same period in Fiscal 2007. This increase is primarily due to an increase in investment income earned on higher average balances of cash and investments and higher interest rates during the first quarter of Fiscal 2008 as compared to the same period of Fiscal 2007.

Income Taxes

For the first quarter of Fiscal 2008, we reported an effective tax rate of approximately 25.3% as compared to 23.9% for the same quarter last year. The increase in our effective tax rate is primarily due to the impact of new US transfer pricing rules and the impact of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income and differences between the book and tax treatment of certain items.

Off-Balance Sheet Arrangements

Asset Securitization — During the first quarter of Fiscal 2008, we continued to sell customer financing receivables to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from ours. The sole purpose of the qualifying special purpose entities is to facilitate the funding of finance receivables in the capital markets. We determine the amount of receivables to securitize based on our funding requirements in conjunction with specific selection criteria designed for the transaction. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”). During the three month periods ended May 4, 2007 and May 5, 2006, we sold $296 million and $268 million, respectively, of customer receivables to unconsolidated qualifying special purpose entities.

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

In estimating the value of the retained interest, we make a variety of financial assumptions, including pool credit losses, payment rates, and discount rates. These assumptions are supported by both our historical experience and anticipated trends relative to the particular receivable pool. We review our investments in retained interests periodically for impairment, based on their estimated fair value. Any resulting losses representing the excess of carrying value over estimated fair value that are other-than-temporary are recorded in earnings. Upon the adoption of SFAS 155 in the first quarter of Fiscal 2008, Dell began recording unrealized gains or losses in earnings in its Condensed Consolidated Statements of Income. Retained interest balances and assumptions are disclosed in Note 6 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

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

We ended the first quarter of Fiscal 2008 with $12.2 billion in cash, cash equivalents, and investments, compared to $11.2 billion at the end of the first quarter of Fiscal 2007. We invest a large portion of our available cash in highly liquid and highly rated government, agency, and corporate debt securities of varying maturities at the date of acquisition. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return through the full investment of available funds.

The following table summarizes the results of our Condensed Consolidated Statement of Cash Flows for the three month periods ended May 4, 2007 and May 5, 2006:

	Three Months Ended
	May 4,	May 5,
	2007	2006
		As
		Restated
	(in millions)

Net cash flow provided by (used in):
Operating activities	$(99)	$1,024
Investing activities	(207)	291
Financing activities	(13)	(1,534)
Effect of exchange rate changes on cash and cash equivalents	33	54

Net decrease in cash and cash equivalents	$(286)	$(165)

Operating Activities — Cash used in operating activities during the three-month period ended May 4, 2007 was $99 million, compared to cash provided by operating activities of $1.0 billion for the same period last year. The significant decrease in operating cash flows was primarily led by changes in operating working capital accounts and a deterioration in our cash conversion cycle. During the first three months of Fiscal 2008 as compared to the first three months of the prior year, changes in operating working capital accounts were impacted by a $1.1 billion change in classification of income tax liabilities from current to non-current liabilities related to the adoption of FIN 48. Although our cash conversion cycle deteriorated year-over-year, cash flows from operating activities typically result from net income, which represents our principal source of cash. Our direct model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

The following table presents the components of our cash conversion cycle at May 4, 2007 and February 2, 2007:

	May 4,	February 2,
	2007	2007

Days of sales outstanding(a)	31	31
Days of supply in inventory	6	5
Days in accounts payable	(73)	(78)

Cash conversion cycle	(36)	(42)

(a)	Days of sales outstanding (“DSO”) is based on the ending net trade receivables and most recent quarterly revenue for each period. DSO includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. At May 4, 2007 and February 2, 2007, DSO and days of customer shipments not yet recognized were 29 and 2 days, and 28 and 3 days, respectively.

Our cash conversion cycle decreased six days at May 4, 2007 from February 2, 2007. This decline is due to a five-day decline in days in accounts payable, largely attributed to: (i) timing of payments to vendors compared to the prior period, (ii) and a one-day increase in days of supply in inventory accredited to an increase in production materials inventory pertaining to strategic materials purchases.

We defer the cost of revenue associated with customer shipments not yet recognized as revenue until they are delivered. These deferred costs are included in our reported days of sales outstanding because we believe it presents a more accurate presentation of our days of sales outstanding and cash conversion cycle. These deferred costs are recorded in other current assets, in our Condensed Consolidated Statements of Financial Position and totaled $441 million and $424 million at May 4, 2007 and February 2, 2007, respectively.

Investing Activities — Cash used in investing activities for the three-month period ended May 4, 2007 was $207 million, compared to cash provided by investing activities of $291 million for the same period last year. Cash provided by and used in investing activities principally consists of net maturities and sales or purchases of investments and capital expenditures for property, plant, and equipment. The decrease in cash provided by investing activities from the same period last year is the result of a net decrease in proceeds from maturities and sales and purchases of investments. During the three-month period ended May 4, 2007, we spent more cash to purchase marketable securities than what was received from the maturities and sales of marketable securities, as compared to the three-month period ended May 5, 2006, when cash received from the maturities and sales of marketable securities exceeded our purchases by $478 million. During the first quarter of Fiscal 2008, liquidity for share repurchases was not necessary due to the suspension of our share repurchase program.

Financing Activities — Cash used in financing activities during the three-month period ended May 4, 2007 was $13 million, compared to $1.5 billion during the same period last year. Financing activities primarily consist of the repurchase of our common stock, partially offset by proceeds from the issuance of common stock under employee stock plans and other items. During the first quarter of Fiscal 2008, the year-over-year decrease in cash used in financing activities is due primarily to the suspension of the share repurchase program. Throughout the quarter, no shares were repurchased related to the program. During the same period in Fiscal 2007, a total of 58 million shares at an aggregate cost of $1.7 billion were repurchased.

We believe our ability to generate cash flows from operations on an annual basis will continue to be strong, driven mainly by our profitability, efficient cash conversion cycle, and the growth in our deferred enhanced services offering. However, in order to augment our liquidity and provide us with additional flexibility, we implemented a commercial paper program with a supporting credit facility on June 1, 2006. Under the commercial paper program, we issue, from time-to-time, short-term unsecured notes in an aggregate amount not to exceed $1.0 billion. We use the proceeds for general corporate purposes, including funding Dell Financial Services L.P. (“DFS”) growth. See Note 10 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for further discussion of our commercial paper program. There were no outstanding advances under the commercial paper program as of October 26, 2007. Our Senior Notes are due April 15, 2008, and we intend to pay the outstanding balance of $200 million at that time. We do not expect the payment to have a significant impact on our cash flows or cash position.

Capital Commitments

Redeemable Common Stock and Other Rescissionary Rights — We inadvertently failed to register with the SEC the sale of some shares under certain employee benefit plans. As a result, certain purchasers of common stock pursuant to those plans may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. At May 4, 2007 and February 2, 2007, we have classified approximately 5 million shares ($119 million) and 5 million shares ($111 million), respectively, that may be subject to the rescissionary rights outside stockholders’ equity, because the redemption features are not within our control. These shares have always been treated as outstanding for financial reporting purposes. Certain purchasers of common stock pursuant to these plans who sold their shares for less than the purchase price may have the right to rescind their purchases for an amount of cash equal to the purchase price plus interest minus the proceeds of the sale.

Share Repurchase Program — We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. At May 4, 2007, our share repurchase program authorized the purchase of common stock at an aggregate cost not to exceed $30.0 billion, of which we have already repurchased $28.6 billion.

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

Capital Expenditures — During the three-month period ended May 4, 2007, we spent approximately $171 million on property, plant, and equipment primarily on our global expansion efforts and infrastructure investments in order to support future growth. Product demand and mix, as well as ongoing efficiencies in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Capital expenditures for Fiscal 2008 (related to our continued expansion worldwide, the need to increase manufacturing capacity, and leasing arrangements to facilitate customer sales) are currently expected to reach approximately $900 million. These expenditures are expected to be funded from our cash flows from operating activities.

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

Restricted Cash — Pursuant to an agreement between DFS and CIT, we are required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to our private label credit card, and deferred servicing revenue. Restricted cash specific to the consolidation of DFS in the amount of $398 million and $416 million in restricted cash is included in other current assets as of May 4, 2007 and February 2, 2007, respectively.

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

For a description of our market risks, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2007. Our exposure to market risks has not changed materially from the description in the Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Background

As previously disclosed under “Part II — Item 9A — Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2007, management has concluded that our internal control over financial reporting was not effective as of February 2, 2007 because of the following control deficiencies that constituted material weaknesses in our internal control over financial reporting:

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

These material weaknesses resulted in the restatement of our previously issued annual and interim financial statements for Fiscal 2003, 2004, 2005, and 2006, and the first quarter of Fiscal 2007 and adjustments, including audit adjustments and adjustments related to the investigation and our internal reviews, to our annual and other interim financial statements for Fiscal 2007. In addition, these material weaknesses could result in misstatements of substantially all of our financial statement accounts that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

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

•	As a result of the initiatives already underway to address the control deficiencies described above, we have effected personnel changes in our accounting and financial reporting functions. Consequently, many of the employees involved in the accounting processes in which errors and irregularities were made are no longer involved in the accounting or financial reporting function. In addition, we have taken, or will take, appropriate remedial actions with respect to certain employees, including terminations, reassignments, reprimands, increased supervision, training, and imposition of financial penalties in the form of compensation adjustments.

•	We are in the process of reorganizing the Finance Department, segregating accounting and financial reporting responsibility from planning and forecasting responsibility, with a renewed commitment to accounting and financial reporting integrity. We have appointed a new Chief Accounting Officer and have strengthened that position, making it directly responsible for all accounting and financial reporting functions worldwide. In addition, we are implementing personnel resource plans, and training and retention programs, that are designed to ensure that we have sufficient personnel with knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements.

•	We will continue our efforts to establish or modify specific processes and controls to provide reasonable assurance with respect to the accuracy and integrity of accounting entries and the appropriate documentation, review and approval of those entries. These efforts include:

-	Centralization of the development, oversight, and monitoring of accounting policies and standardized processes in all critical accounting areas, including areas involving management judgment and discretion;

-	Implementation and clarification of specific accounting and finance policies, applicable worldwide, regarding the establishment, increase, and release of accrued liability and other balance sheet reserve accounts;

-	Creation of a revenue recognition accounting resource function to coordinate complex revenue recognition matters and to provide oversight and guidance on the design of controls and processes to enhance and standardize revenue recognition accounting procedures;

-	Improving the processes and procedures around the completion and review of quarterly management representation letters, in which our various business and finance leaders make full and complete representations concerning, and assume accountability for, the accuracy and integrity of their submitted financial results;

-	Extending the time between the end of a financial reporting period and the public release of financial and operating data with respect to that period, giving our accounting organization more time to appropriately process the close of the accounting records and analyze the reported results prior to public announcement;

-	Enhancing the development, communication, and monitoring of processes and controls to ensure that appropriate account reconciliations are performed, documented, and reviewed as part of standardized procedures; and

-	Increasing the focus by the internal audit function and the Chief Accounting Officer on the review and monitoring of key accounting processes, including journal entries and supporting documentation, revenue recognition processes, account reconciliations, and management representation letter controls and processes.

•	We will implement company-wide training (led by the Chief Accounting Officer and other finance executives with appropriate accounting expertise) to enhance awareness and understanding of standards and principles for accounting and financial reporting. This training will include:

-	Development and communication of an accounting code of conduct that will serve as a set of guiding principles emphasizing our commitment to accounting and financial reporting integrity, as well as transparency and robust and complete communications with, and disclosures to, internal and external auditors;

-	Comprehensive programs for all finance personnel globally (with initial focus on personnel directly responsible for accounting and financial reporting) covering all fundamental accounting and financial reporting matters, including accounting policies, financial reporting requirements, income statement classification, revenue recognition, vendor funding, accounting for reserves and accrued liabilities, and account reconciliation and documentation requirements; and

-	Appropriate programs for other company personnel, including senior management, to emphasize the importance of accounting and financial reporting integrity.

•	We will invest in the design and implementation of additional and enhanced information technology systems and user applications commensurate with the complexity of our business and our financial reporting requirements. It is expected that these investments will improve the reliability of our financial reporting by reducing the need for manual processes, subjective assumptions, and management discretion; by reducing the opportunities for errors and omissions; and by decreasing our reliance on manual controls to detect and correct accounting and financial reporting inaccuracies.

•	We will reemphasize and invigorate our communications to all Dell employees regarding the availability of our Ethics Hotline, through which employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting, or other irregularities they have become aware of or have observed. In addition, these communications will emphasize the existence and availability of other reporting avenues or forums for all employees, such as their management chain, their Human Resources representatives, the Ethics Office, the Ombudsman’s Office, the Legal Department, and direct contact with the Chief Financial Officer or the Audit Committee.

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

In connection with the preparation of this Report, Dell’s management, under the supervision and with the participation of the current Chief Executive Officer and current Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the restatement of previously issued financial statements described above, and the identification of certain material weaknesses in internal control over financial reporting (described above), which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 4, 2007. Nevertheless, based on a number of factors, including the completion of the Audit Committee’s investigation, our internal review that identified certain prior period adjustments, efforts to remediate the material weaknesses in internal control over financial reporting described below, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

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

In addition to continuing the actions we implemented in the third and fourth quarters of Fiscal 2007, we took the following specific actions in the first quarter of Fiscal 2008: Implemented certain personnel actions; increased corporate audit focus on key accounting controls and processes, including documentation requirements; and conducted technical accounting update training for certain accounting and finance personnel.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of our significant legal proceedings, see “Part I — Item 3 — Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended February 2, 2007.

ITEM 1A.	RISK FACTORS

For a description of the risk factors affecting our business and results of operations, see “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Unregistered Securities

For information regarding our inadvertent failure to register the issuance of our common stock under certain employee benefit plans, see “Part II — Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities — Issuance of Unregistered Securities — Certain Employee Benefit Plan Securities” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2007.

Purchases of Common Stock

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. As of May 4, 2007, our share repurchase program authorized the purchase of shares of common stock at an aggregate cost not to exceed $30 billion, and through that date, $28.6 billion had been spent to repurchase shares. We temporarily suspended our share repurchase program in September 2006 pending completion of the Audit Committee investigation. We anticipate recommencing our share repurchase program in the fourth quarter of Fiscal 2008.

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares that
			Repurchased	May Yet Be
	Total		as Part of	Repurchased
	Number of	Average	Publicly	Under the
	Shares	Price Paid	Announced	Announced
Period	Repurchased(a)	per Share	Plans	Plan
				(in millions)

Repurchases from February 3, 2007 through March 2, 2007	4	$24.24	—	$1,415
Repurchases from March 3, 2007 through March 30, 2007	56	$22.94	—	$1,415
Repurchases from March 31, 2007 through May 4, 2007	2	$23.09	—	$1,415

Total	62	$23.04	—

(a)	All shares were withheld from Dell employees to pay taxes and fees associated with the employees’ exercise of stock options.

ITEM 6.	EXHIBITS

(a) Exhibits — See Index to Exhibits below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC.

Date: October 30, 2007	/s/ THOMAS W. SWEET Thomas W. Sweet Vice President, Corporate Finance and Chief Accounting Officer (On behalf of the registrant and as principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.			Description of Exhibit

3.1		—	Restated Certificate of Incorporation, filed February 1, 2006 (incorporated by reference to Exhibit 3.3 of Dell’s Current Report on Form 8-K filed on February 2, 2006, Commission File No. 0-17017)
3.2		—	Restated Bylaws, as amended and effective March 8, 2007 (incorporated by reference to Exhibit 3.1 of Dell’s Current Report on Form 8-K filed on March 13, 2007, Commission File No. 0-17017)
4.1		—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.2		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4		—	Form of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.5		—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
10	.1*	—	Letter Agreement regarding Severance Benefits between Michael R. Cannon and Dell Inc. (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed February 21, 2007, Commission File No. 0-17017)
10	.2*	—	Letter Agreement regarding Severance Benefits between Ronald G. Garriques and Dell Inc. (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed February 21, 2007, Commission File No. 0-17017)
10	.3*	—	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed February 21, 2007, Commission File No. 0-17017)
10	.4*	—	Separation Agreement and Release between Kevin B. Rollins and Dell Inc. (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed February 20, 2007, Commission File No. 0-17017)
10	.5*	—	Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between Kevin B. Rollins and Dell Inc. (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed February 20, 2007, Commission File No. 0-17017)
10	.6†*	—	Form of Performance Based Stock Unit Agreement for certain executive officers under the 2002 Long-Term Incentive Plan
10	.7†*	—	Form of Nonstatutory Stock Option Agreement for executive officers under the 2002 Long-Term Incentive Plan
10	.8†*	—	Form of Restricted Stock Unit Agreement for executive officers under the 2002 Long-Term Incentive Plan

Exhibit
No.			Description of Exhibit

10	.9†*	—	Form of Restricted Stock Agreement for non-employee directors under the 2002 Long-Term Incentive Plan
10	.10†*	—	Form of Restricted Stock Unit Agreement for non-employee directors under the 2002 Long-Term Incentive Plan
10	.11†*	—	Form of Nonstatutory Stock Option Agreement for non-employee directors under the 2002 Long-Term Incentive Plan
31	.1†	—	Certification of Michael S. Dell, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Donald J. Carty, Vice Chairman and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1††	—	Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Donald J. Carty, Vice Chairman and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.