Form 10-Q
period 2007-08-03
DELL INC
filed 2007-10-30
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2007
or
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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DELL INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	August 3,	February 2,
	2007	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,204	$9,546
Short-term investments	658	752
Accounts receivable, net	5,296	4,622
Financing receivables, net	1,531	1,530
Inventories	973	660
Other	2,552	2,829

Total current assets	22,214	19,939
Property, plant, and equipment, net	2,608	2,409
Investments	1,960	2,147
Long-term financing receivables, net	375	323
Other non-current assets	897	817

Total assets	$28,054	$25,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$328	$188
Accounts payable	10,578	10,430
Accrued and other	6,160	7,173

Total current liabilities	17,066	17,791
Long-term debt	378	569
Other non-current liabilities	4,566	2,836

Total liabilities	22,010	21,196

Commitments and contingencies (Note 8)

Redeemable common stock and capital in excess of $.01 par value; shares issued and outstanding: 5 and 5, respectively (Note 12)	116	111

Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 3,312 and 3,307, respectively; shares outstanding: 2,231 and 2,226, respectively	10,313	10,107
Treasury stock at cost: 606 and 606 shares, respectively	(21,033)	(21,033)
Retained earnings	16,754	15,282
Accumulated other comprehensive loss	(106)	(28)

Total stockholders’ equity	5,928	4,328

Total liabilities and equity	$28,054	$25,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2007	2006	2007	2006

Net revenue	$14,776	$14,211	$29,498	$28,531
Cost of net revenue	11,825	12,073	23,709	23,885

Gross margin	2,951	2,138	5,789	4,646

Operating expenses:
Selling, general, and administrative	1,894	1,469	3,657	2,883
Research, development, and engineering	155	125	297	254

Total operating expenses	2,049	1,594	3,954	3,137

Operating income	902	544	1,835	1,509
Investment and other income, net	96	50	174	104

Income before income taxes	998	594	2,009	1,613
Income tax provision	252	114	507	357

Net income	$746	$480	$1,502	$1,256

Earnings per common share:
Basic	$0.33	$0.21	$0.67	$0.55

Diluted	$0.33	$0.21	$0.66	$0.55

Weighted-average shares outstanding:
Basic	2,237	2,264	2,236	2,280
Diluted	2,264	2,278	2,259	2,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended
	August 3,	August 4,
	2007	2006

Cash flows from operating activities:
Net income	$1,502	$1,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	271	225
Stock-based compensation	301	217
Excess tax benefits from stock-based compensation	(12)	(53)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	31	19
Other	28	58
Changes in:
Operating working capital	(1,732)	3
Non-current assets and liabilities	1,365	87

Net cash provided by operating activities	1,754	1,812

Cash flows from investing activities:
Investments:
Purchases	(1,765)	(5,917)
Maturities and sales	2,127	6,745
Capital expenditures	(464)	(386)
Acquisition of business, net of cash received	(19)	(97)

Net cash (used in) provided by investing activities	(121)	345

Cash flows from financing activities:
Repurchase of common stock	—	(2,691)
Issuance of common stock under benefit plans	21	188
Excess tax benefits from stock-based compensation	12	53
Issuance of commercial paper, net	(40)	—
Other	(9)	(20)

Net cash used in financing activities	(16)	(2,470)

Effect of exchange rate changes on cash and cash equivalents	41	54

Net increase (decrease) in cash and cash equivalents	1,658	(259)
Cash and cash equivalents at beginning of period	9,546	7,054

Cash and cash equivalents at end of period	$11,204	$6,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 —	Basis of Presentation

Basis of Presentation — The accompanying condensed consolidated financial statements of Dell Inc. (“Dell”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (“SEC”) in Dell’s Annual Report on Form 10-K for the fiscal year ended February 2, 2007. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries at August 3, 2007 and February 2, 2007; the results of its operations for the three and six month periods ended August 3, 2007 and August 4, 2006; and its cash flows for the six month periods ended August 3, 2007 and August 4, 2006.

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

NOTE 2 —	Inventories

	August 3,	February 2,
	2007	2007
	(in millions)

Inventories:
Production materials	$632	$361
Work-in-process	71	61
Finished goods	270	238

Inventories	$973	$660

The significant increase in production materials inventory from February 2, 2007 to August 3, 2007 is primarily due to strategic materials purchases during second quarter of Fiscal 2008.

NOTE 3 —	Earnings Per Common Share

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive. Accordingly, certain employee stock options have been excluded from the calculation of diluted earnings per share totaling 215 million and 305 million shares during the second quarter of Fiscal 2008 and Fiscal 2007, respectively, and 250 million and 257 million shares during the six month periods ended August 3, 2007 and August 4, 2006, respectively. Additionally, shares held by a subsidiary are considered issued but not outstanding, and are excluded from the calculation of basic earnings per share.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended August 3, 2007 and August 4, 2006:

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2007	2006	2007	2006
	(in millions, except per share amounts)

Numerator:
Net income	$746	$480	$1,502	$1,256
Denominator:
Weighted-average shares outstanding:
Basic	2,237	2,264	2,236	2,280
Effect of dilutive options, restricted stock units, restricted stock, and other	27	14	23	18

Diluted	2,264	2,278	2,259	2,298

Earnings per common share:
Basic	$0.33	$0.21	$0.67	$0.55

Diluted	$0.33	$0.21	$0.66	$0.55

NOTE 4 —	Comprehensive Income

Dell’s comprehensive income is comprised of net income, unrealized gains and losses on derivative financial instruments related to foreign currency hedging, unrealized gains and losses on marketable securities classified as available-for-sale, unrealized gains and losses related to the change in valuation of retained interests in securitized assets, and foreign currency translation adjustments.

The following table summarizes comprehensive income for the three and six month periods ended August 3, 2007 and August 4, 2006:

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2007	2006	2007	2006
	(in millions)

Comprehensive income:
Net income	$746	$480	$1,502	$1,256
Unrealized gains (losses) on foreign currency hedging instruments, net	8	64	(74)	(44)
Unrealized gains on marketable securities, net	3	16	15	1
Valuation of retained interests in securitized assets(a)	—	4	(23)	6
Foreign currency translation adjustments	3	(2)	4	(6)

Comprehensive income	$760	$562	$1,424	$1,213

(a)	In the first quarter of Fiscal 2008 Dell adopted SFAS 155 and, as a result, all gains and losses are recognized in the Statement of Income immediately and are no longer included in accumulated other comprehensive income. The impact to the first quarter of Fiscal 2008 is to recognize the unrealized amount as of February 2, 2007 as an adjustment to retained earnings at that date.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 5 —	Benefit Plans

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

Employee Stock Plans — Dell has the following four employee stock plans (collectively referred to as the “Stock Plans”) under which options, restricted stock, and restricted stock units were outstanding at August 3, 2007:

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

Stock-Based Compensation — Effective February 4, 2006, Dell adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method which does not require revising the presentation in the prior periods for stock-based compensation. Under this transition method, stock-based compensation expense for the first quarters of Fiscal 2008 and Fiscal 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested at February 4, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after February 3, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Dell recognizes this compensation expense net of an estimated forfeiture rate over the requisite service period of the award, which has generally been the vesting term of three-to-five years for stock options and three-to-seven years for restricted stock awards. During the three and six month periods ended August 3, 2007, grants of stock options and restricted stock unit awards generally had three-year vesting periods.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Dell agreed to pay cash to certain current and former employees who held in-the-money stock options (options that have an exercise price less than the current stock market price) that expired during the period of unexercisability. Within 45 days after Dell files its Annual Report on Form 10-K for Fiscal 2007, Dell will make payments relating to in-the-money stock options that expired in the second and third quarters of Fiscal 2008, which are expected to total approximately $113 million, of which $102 million has been expensed as compensation in the second quarter of Fiscal 2008 ($16 million is included in cost of net revenue and $86 million in operating expenses). The remaining $11 million will be expensed in the third quarter of Fiscal 2008. Dell will not continue to pay cash for expired in-the-money stock options once the options again become exercisable.

General Information

Expense Information under SFAS 123(R)

For the three and six month periods ended August 3, 2007 and August 4, 2006, stock-based compensation expense, net of income taxes, was allocated as follows:

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2007	2006	2007	2006
	(in millions)

Stock-based compensation expense:
Cost of net revenue	$30	$18	$44	$36
Operating expenses	174	86	257	181

Stock-based compensation expense before taxes	204	104	301	217
Income tax benefit	(57)	(31)	(85)	(65)

Stock-based compensation expense	$147	$73	$216	$152

Stock-based compensation expense in the table above includes $102 million of expected payments for expiring stock options previously discussed. Stock-based compensation expense recognized for the second quarter and first six months of Fiscal 2008 and Fiscal 2007 is based on awards expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The weighted-average fair value of stock options was determined utilizing the assumptions in the following table:

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2007	2006	2007	2006

Expected term	3.4 years	3.2 years	3.5 years	3.2 years
Risk-free interest rate (U.S. Government Treasury Note)	4.7%	5.0%	4.6%	4.8%
Volatility	25%	27%	25%	27%
Dividends	0%	0%	0%	0%

Stock Option Activity — The following table summarizes stock option activity for the Stock Plans during the six-month period ended August 3, 2007:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in millions)	(per share)	(in years)	(in millions)

Options outstanding — February 2, 2007	314	$32.16
Granted	8	23.38
Exercised (prior to April 4 suspension date)	(2)	9.63
Forfeited	(3)	27.26
Cancelled/expired	(33)	30.80

Options outstanding — August 3, 2007	284	$32.28

Vested and expected to vest (net of estimated forfeitures) — August 3, 2007(a)	276	$32.52	4.3	$316
Exercisable — August 3, 2007(a)	259	$32.95	4.6	$281

(a)	For options vested and expected to vest and options exercisable, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Dell’s closing stock price on August 3, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on August 3, 2007. The intrinsic value changes based on changes in the fair market value of Dell’s common stock.

Other information pertaining to stock options for the three and six month periods ended August 3, 2007 and August 4, 2006 is as follows:

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2007	2006	2007	2006
	(in millions, except per option data)

Weighted-average grant date fair value of stock options granted per option	$6.64	$6.46	$6.02	$7.24
Total intrinsic value of options exercised(a)	$—	$61	$27	$134

(a)	The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price, multiplied by the number of options exercised) that was received by the option holders who exercised their options during the six-month period ended August 3, 2007.

At August 3, 2007, $109 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options is expected to be recognized over a weighted-average period of approximately 2.1 years.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Non-vested Restricted Stock Activity — Non-vested restricted stock awards at August 3, 2007 and activities during the six-month period ended August 3, 2007 were as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
	(in millions)	(per share)

Non-vested restricted stock — February 2, 2007	17	$28.76
Granted	23	22.35
Vested	(3)	29.46
Forfeited	(2)	26.30

Non-vested restricted stock — August 3, 2007	35	$24.75

For the three and six month periods ended August 3, 2007, the weighted-average fair value of restricted stock awards granted during the period was $19.43 and $22.35 per share, respectively. For the three and six month periods ended August 4, 2006, the weighted-average grant-date fair value of restricted stock awards granted during the period was $25.91 and $29.12 per share, respectively. At August 3, 2007, $690 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.0 years.

NOTE 6 —	Financial Services

Joint Venture Agreement

Dell offers various customer financial services for its business and consumer customers in the U.S. through DFS, a joint venture with CIT. Loan and lease financing through DFS is one of many sources of financing that Dell’s customers may select. Dell recognized revenue from the sale of products financed through DFS of $1.3 billion and $1.5 billion during the three month periods ended August 3, 2007 and August 4, 2006, respectively, and $2.7 billion and $3.0 billion for the six month periods ended August 3, 2007 and August 4, 2006, respectively.

On September 8, 2004, Dell and CIT executed an agreement that extended the term of the joint venture to January 29, 2010, and modified certain terms of the relationship. In accordance with the extension agreement, net income and losses generated by DFS are currently allocated 70% to Dell and 30% to CIT. At August 3, 2007, and February 2, 2007, CIT’s equity ownership in the net assets of DFS was $44 million and $33 million, respectively, which is recorded as minority interest and included in other non-current liabilities.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

DFS is a full service financial services entity; key activities include the origination, collection, and servicing of financing receivables related to the purchase of Dell products. While DFS services CIT funded receivables, Dell’s obligation related to the performance of these receivables is limited to the cash funded reserves established at the time of funding.

Financing Receivables

The following table summarizes the components of Dell’s financing receivables, net of the allowance for estimated uncollectible amounts:

	August 3,	February 2,
	2007	2007
	(in millions)

Financing receivables, net:
Customer receivables:
Revolving loans, net	$787	$771
Leases and loans, net	654	627

Customer receivables, net	1,441	1,398
Residual interests	294	296
Retained interest	171	159

Financing receivables, net	$1,906	$1,853

Short-term	$1,531	$1,530
Long-term	375	323

Financing receivables, net	$1,906	$1,853

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

•	Customer receivables are presented net of an allowance for uncollectible accounts. The allowance is based on factors including historical trends and the composition and credit quality of the customer receivables. The composition and credit quality varies from investment grade commercial customers to subprime consumers. Customer receivables are charged to the allowance at the earlier of when an account is deemed to be uncollectible or when the account is 180 days delinquent. Recoveries on customer receivables previously charged off as uncollectible are adjusted to the allowance for uncollectible accounts. The following is a description of the components of financing receivables:

-	Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full, no interest is charged. These special programs generally range from 3 to 18 months and have an average original term of approximately 13 months. Revolving loans bear interest at a variable annual percentage rate that is tied to the prime rate.

-	Leases with business customers generally have fixed terms of two to three years. Future maturities of minimum lease payments at August 3, 2007 are as follows: 2008: $68 million; 2009: $83 million; 2010: $51 million; 2011: $12 million; and 2012: $2 million. Fixed-term loans are also offered to qualified small businesses for the purchase of products sold by Dell.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

•	Dell retains a residual interest in the leased equipment. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a periodic basis, Dell assesses the carrying amount of its recorded residual values for impairment. Anticipated declines in specific future residual values that are considered to be other-than-temporary are recorded in current earnings.

•	Retained interests represent the residual beneficial interest Dell retains in certain pools of securitized finance receivables. Retained interests are stated at the present value of the estimated net beneficial cash flows after payment of all senior interests. In estimating the value of retained interests, Dell makes a variety of financial assumptions, including pool credit losses, payment rates, and discount rates. These assumptions are supported by both Dell’s historical experience and anticipated trends relative to the particular receivable pool. Dell reviews its investments in retained interests periodically for impairment, based on estimated fair value. Any resulting losses representing the excess of carrying value over estimated fair value that are other-than-temporary are recorded in earnings. Upon the adoption of SFAS 155 in the first quarter of Fiscal 2008, Dell began recording unrealized gains or losses in its Condensed Consolidated Statements of Income.

Asset Securitization

During the first six months of Fiscal 2008 and Fiscal 2007, Dell sold $557 million and $514 million, respectively, of fixed-term leases and loans and revolving loans to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from those of Dell. The sole purpose of the qualifying special purpose entities is to facilitate the funding of finance receivables in the capital markets. Dell determines the amount of receivables to securitize based on its funding requirements in conjunction with specific selection criteria designed for the transaction. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of SFAS 140.

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

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2007	2006	2007	2006
	(in millions)

Deferred revenue:
Deferred revenue at beginning of period	$4,408	$3,907	$4,221	$3,707
Revenue deferred for new extended warranty and service contracts sold(a)	923	814	1,747	1,573
Revenue recognized(a)	(669)	(697)	(1,306)	(1,256)

Deferred revenue at end of period	$4,662	$4,024	$4,662	$4,024

Current portion	$2,041	$2,055	$2,041	$2,055
Non-current portion	2,621	1,969	2,621	1,969

Deferred revenue at end of period	$4,662	$4,024	$4,662	$4,024

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2007	2006	2007	2006
	(in millions)

Warranty liability:
Warranty liability at beginning of period	$889	$909	$958	$951
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(b)	308	330	560	575
Service obligations honored(a)	(283)	(310)	(604)	(597)

Warranty liability at end of period	$914	$929	$914	$929

Current portion	$643	$665	$643	$665
Non-current portion	271	264	271	264

Warranty liability at end of period	$914	$929	$914	$929

(a)	Prior period amounts have been changed to reflect the current year presentation of service obligations honored. There is no impact to the Condensed Consolidated Statements of Financial Position or Condensed Consolidated Statements of Income as a result of this change.

(b)	Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new warranty contracts. Dell’s warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

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

Restricted Cash — Pursuant to an agreement between DFS and CIT, Dell is required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to Dell’s private label credit card, and deferred servicing revenue. Restricted cash specific to the consolidation of DFS in the amount of $357 million and $416 million is included in other current assets on Dell’s Consolidated Statements of Financial Position at August 3, 2007 and February 2, 2007, respectively.

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

Corporate expenses are included in Dell’s measure of segment operating income for management reporting purposes; however, with the adoption of SFAS 123(R), beginning in Fiscal 2007 stock-based compensation expense is not allocated to Dell’s reportable segments. The following table presents net revenue by Dell’s reportable segments as well as a reconciliation of consolidated segment operating

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

income to Dell’s consolidated operating income for the three and six month periods ended August 3, 2007 and August 4, 2006:

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2007	2006	2007	2006
	(in millions)

Net revenue:
Americas:
Business	$7,914	$7,502	$15,426	$14,612
U.S. Consumer	1,301	1,787	2,736	3,698

Americas	9,215	9,289	18,162	18,310

EMEA	3,488	3,049	7,253	6,451
APJ	2,073	1,873	4,083	3,770

Net revenue	$14,776	$14,211	$29,498	$28,531

Consolidated operating income:
Americas:
Business	$755	$546	$1,406	$1,219
U.S. Consumer	(9)	15	2	68

Americas	746	561	1,408	1,287
EMEA	206	5	484	202
APJ	154	82	244	237

Consolidated segment operating income	1,106	648	2,136	1,726
Stock-based compensation expense	(204)	(104)	(301)	(217)

Consolidated operating income	$902	$544	$1,835	$1,509

NOTE 10 —	Debt

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

At August 3, 2007, $60 million was outstanding under the commercial paper program and due within 90 days. The weighted-average interest rate on these outstanding short-term borrowings was 5.3%. There were no outstanding advances under the commercial paper program at October 26, 2007. Dell uses the proceeds of the program and facility for general corporate purposes, including funding DFS growth.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

DFS Credit Facilities

DFS maintains credit facilities with CIT that provide a maximum capacity of $750 million to fund leased equipment. These borrowings are secured by DFS’ assets and contain certain customary restrictive covenants. Interest on the outstanding loans is paid quarterly and calculated based on an average of the two- and three-year U.S. Treasury Notes plus 4.45%. DFS is required to make quarterly principal payments if the value of the leased equipment securing the loans is less than the outstanding principal balance. At August 3, 2007 and February 2, 2007, outstanding advances from CIT totaled $118 million and $122 million, respectively, of which $65 million and $87 million, respectively, is included in short-term borrowings and $53 million and $35 million, respectively, is included in long-term debt on Dell’s Condensed Consolidated Statements of Financial Position. The credit facilities expire on the earlier of (i) the dissolution of DFS; (ii) the purchase of CIT’s ownership interest in DFS; or (iii) the acceleration of the maturity of the debt by CIT arising from a default.

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

Dell’s inability to timely file its periodic reports with the SEC constituted a technical breach of the covenants to which the Senior Notes and the Senior Debentures are subject. Those covenants specify that a “Notice of Default” must be issued, and Dell must have failed to cure the deficiency within 90 days of the notice, before the debt is callable by the holders. Because Dell has not received a “Notice of Default,” Dell is not in default of these debt covenants; therefore, the Senior Notes are classified as current liabilities and the Senior Debentures are classified as long-term liabilities at August 3, 2007. With the filing of its past due periodic reports with the SEC, Dell is no longer in breach of the covenants.

Concurrent with the issuance of the Senior Notes and Senior Debentures, Dell entered into interest rate swap agreements converting Dell’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London Interbank Offered Rates plus 0.4% and 0.8% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, Dell’s effective interest rates for the Senior Notes and Senior Debentures were 5.9% and 6.3%, respectively, for the second quarter of Fiscal 2008, and 6.0% and 6.3%, respectively, for the first six months of Fiscal 2008.

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

Dell inadvertently failed to register with the SEC the sale of some shares under certain employee benefit plans. As a result, certain purchasers of common stock pursuant to those plans may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. At August 3, 2007, and February 2, 2007, Dell has classified approximately 5 million shares ($116 million) and 5 million shares ($111 million), respectively, that may be subject to the rescissionary rights outside stockholders’ equity, because the redemption features are not within the control of Dell. These shares have always been treated as outstanding for financial reporting purposes.

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

Second Quarter Performance

Share position	•	We shipped almost 10 million units, resulting in a worldwide PC share position of 16.1%, a decline of 3 percentage points year-over-year.
Net revenue	•	Revenue increased 4% year-over-year to $14.8 billion, with unit shipments up 1% year-over-year.
Operating income	•	Operating income was $902 million for the quarter, or 6.1% of revenue, as compared to $544 million or 3.8% of revenue for second quarter of Fiscal 2007.
Earnings per share	•	Earnings per share increased 56% to $0.33 for the current quarter compared to $0.21 for the second quarter of Fiscal 2007.

Results of Operations

The following table summarizes the results of our operations for the three and six month periods ended August 3, 2007 and August 4, 2006:

	Three Months Ended				Six Months Ended
	August 3, 2007		August 4, 2006		August 3, 2007		August 4, 2006
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
	(in millions, except share amounts and percentages)

Net revenue	$14,776	100.0%	$14,211	100.0%	$29,498	100.0%	$28,531	100.0%
Gross margin	$2,951	19.9%	$2,138	15.0%	$5,789	19.6%	$4,646	16.3%
Operating expenses	$2,049	13.8%	$1,594	11.2%	$3,954	13.4%	$3,137	11.0%
Operating income	$902	6.1%	$544	3.8%	$1,835	6.2%	$1,509	5.3%
Net income	$746	5.1%	$480	3.4%	$1,502	5.1%	$1,256	4.4%
Earnings per share diluted	$0.33	N/A	$0.21	N/A	$0.66	N/A	$0.55	N/A

Consolidated Revenue

Consolidated revenue grew 4% year-over-year in the second quarter and 3% year-over-year for first six months of Fiscal 2008. We grew revenue and profitability across all segments except for our U.S. Consumer segment, where revenue declined 27% and 26% year-over-year for the second quarter and first six months of Fiscal 2008, respectively. Our overall profitability was driven by strengthening in our enterprise products and services, improved average selling prices, and favorable component costs. Software and peripherals experienced significant revenue growth as well. Revenue and profitability growth during the second quarter and first six months of Fiscal 2008 was partially offset by significant declines in both unit shipments and revenues in our U.S. Consumer segment. Revenue outside the U.S. comprised 45% of consolidated revenue for the second quarter of Fiscal 2008, compared to 41% for the same period last year. For the first six months of Fiscal 2008 and Fiscal 2007, revenue outside the U.S. represented 46% and 43%, respectively, of the consolidated revenue.

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

The following table summarizes our revenue by reportable segment:

	Three Months Ended				Six Months Ended
	August 3, 2007		August 4, 2006		August 3, 2007		August 4, 2006
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
	(in millions, except percentages)

Net revenue
Americas:
Business	$7,914	53.6%	$7,502	52.8%	$15,426	52.3%	$14,612	51.2%
U.S. Consumer	1,301	8.8%	1,787	12.6%	2,736	9.3%	3,698	13.0%

Americas	9,215	62.4%	9,289	65.4%	18,162	61.6%	18,310	64.2%
EMEA	3,488	23.6%	3,049	21.4%	7,253	24.6%	6,451	22.6%
APJ	2,073	14.0%	1,873	13.2%	4,083	13.8%	3,770	13.2%

Net revenue	$14,776	100.0%	$14,211	100.0%	$29,498	100.0%	$28,531	100.0%

•	Americas — Americas’ revenues declined slightly for the second quarter and first six months of Fiscal 2008, while units decreased 6% and 10%, respectively, as compared to the second quarter and first six months of Fiscal 2007. In the second quarter and first six months of Fiscal 2008, 5% and 6% growth, respectively, in our Americas Business segment was offset by a 27% and 26% decrease in revenue in our U.S. Consumer segment during the same periods, respectively. Even though we experienced average selling prices that were 5% higher during the second quarter and 10% higher for the first six months of Fiscal 2008 as compared to the prior year periods, total revenue did not grow at the same rate due to significant declines in unit shipments in U.S. Consumer. For the second quarter and first six months of Fiscal 2008, strong revenue growth in servers and networking, storage, and software and peripherals sales were offset by declines in desktop, mobility, and enhanced services sales.

-	Business — Americas Business revenue increased 5% and 6% year-over-year for the second quarter and first six months of Fiscal 2008, respectively. Public and small and medium business growth and Americas International, which includes countries in North and South America other than the United States, drove the majority of the increase in revenue in Americas Business. Americas International produced strong revenue growth of 13% year-over-year for the second quarter and 12% for first six months of Fiscal 2008. All products grew for the three and six month periods ended August 3, 2007.

-	U.S. Consumer — U.S. Consumer revenue declined 27% and 26% year-over-year in the second quarter and first six months of Fiscal 2008, respectively. The significant decline in U.S. Consumer revenue is due to competitive pressure and continuing decline in desktop revenue. Desktop shipments decreased 36% in the second quarter of Fiscal 2008 and 47% for first six months of Fiscal 2008 as compared to the same periods in the prior year. Our U.S. Consumer business continues to face a competitive pricing environment. Mobility revenue declined 36% for the second quarter of Fiscal 2008 on a unit decline of 38% and declined 32% on a unit decline of 39% for the first six months of Fiscal 2008, while the industry-wide consumer mobility sales in the U.S. grew 26% and 24% during the second quarter and first six months of Fiscal 2008, respectively. The demand for our products deteriorated due to price competition and decreased product appeal. This environment has led the U.S. Consumer business to update its business model and enter into a limited number of retail distribution arrangements to complement and extend the existing direct business. We are also investing in initiatives that will align our new and existing products around customers’ needs and wants in order to drive long-term, sustainable performance. Our investments have resulted in better than expected demand for certain of our Inspiron and XPS notebooks.

•	EMEA — EMEA revenue grew 14% on unit growth of 9% for the second quarter of Fiscal 2008, and for the first six months of Fiscal 2008, EMEA revenue grew 12% year-over-year on unit growth of 1%. The revenue growth is attributed to higher average selling prices which increased 5% in the second quarter and 11% during the first six months of Fiscal 2008 due to changes in product mix. Year-over-year revenue growth for both the second quarter and first six months of Fiscal 2008 was led by Germany, France, and the United Kingdom, and Poland, Austria, and Greece produced significant year-over-year growth at rates well above the overall region for the second quarter and first six months of Fiscal 2008. The marginal overall unit increase in EMEA for the first six months of Fiscal 2008 was mainly due to a 6% decrease in desktop shipments during the period as compared to the same period in Fiscal 2007. This shipment decline led to a 1% reduction in desktop revenue. Revenue growth was driven primarily by increases in mobility products, enhanced services, and servers and networking.

•	APJ — APJ revenue grew 11% on a unit increase of 13% for the second quarter of Fiscal 2008. During the first six months of Fiscal 2008, APJ revenue grew 8% on a unit increase of 6%. For the second quarter of Fiscal 2008, revenue growth in APJ was led by China with 17% growth, Australia-New Zealand with 10% growth, and India with 42% growth. These four countries led APJ revenue growth for the first six months of Fiscal 2008 as well. Additionally, Malaysia, Taiwan, and Thailand produced significant year-over-year growth at rates well above the overall region for the second quarter and first six months of Fiscal 2008. Excluding Japan, the APJ region experienced a 17% and 16% increase in revenue, year-over-year, for the second quarter and first six months of Fiscal 2008, respectively. During the same time periods, Japan’s revenue decreased 3% and 5%, respectively, under significant competitive pressure. For APJ overall, mobility, servers and networking, and storage experienced strong revenue growth for the three and six month periods ended August 3, 2007. Enhanced services revenue declined significantly during the same periods, while desktop revenue increased 12% year-over-year for the second quarter of Fiscal 2008 and increased 6% for the first six months of Fiscal 2008.

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

During the second quarter of Fiscal 2008, we ran a higher-than-normal product backlog, driven by better-than-expected demand for the new Inspiron and XPS colored notebooks coupled with supply constraints for several colors, and a tightening in supply of certain flat-panel displays. Even though we believe the supply environment will improve in the second half of the year, we still expect higher than normal backlog at the end of the third quarter for Fiscal 2008.

The following table summarizes our net revenue by product and service categories:

	Three Months Ended				Six Months Ended
	August 3, 2007		August 4, 2006		August 3, 2007		August 4, 2006
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
	(in millions, except percentages)

Net revenue:
Desktop PCs	$5,017	34%	$4,992	35%	$9,959	34%	$10,283	36%
Mobility	3,865	26%	3,846	27%	7,881	26%	7,627	27%
Software & peripherals	2,380	16%	2,219	16%	4,721	16%	4,401	15%
Servers & networking	1,618	11%	1,348	9%	3,211	11%	2,699	9%
Enhanced services	1,283	9%	1,258	9%	2,564	9%	2,483	9%
Storage	613	4%	548	4%	1,162	4%	1,038	4%

Net revenue	$14,776	100%	$14,211	100%	$29,498	100%	$28,531	100%

•	Desktop PCs — Revenue from sales of desktop PCs consists of Dell XPStm, OptiPlextm, Dimensiontm, Inspirontm, Vostrotm, and Alienware Auroratm, Area-51®, and ALXtm desktop computer systems, and Dell Precisiontm and Alienware MJ-12® desktop workstations. During the second quarter of Fiscal 2008, we began selling our new Vostrotm desktops, specifically designed to meet the needs of small business customers. Revenue from desktop PCs remained flat during the second quarter of Fiscal 2008 as compared to the second quarter of the prior year, and it decreased 3% for the first half for Fiscal 2008 on a unit decline of 8%. This performance was driven by our U.S. Consumer business, where desktop revenue was down 26% year-over-year for the current quarter and down 30% for the first half of Fiscal 2008. Business and consumer demand continues to shift toward mobility products as notebook computers’ capabilities increase and they become more affordable. The decline in desktop revenue can also be attributed to overall competitive price pressures.

•	Mobility — Revenue from mobility products consists of Dell XPStm, Dell Latitudetm, Dell Inspirontm, Dell Vostrotm, Alienware Area-51®, Alienware Sentiatm, and Alienware ALXtm notebook computer systems; Dell Precisiontm and Alienware MJ-12® mobile workstations; and non-Dell branded MP3 music players. To better meet the needs of small businesses, during the second quarter of Fiscal 2008 we began selling our new Vostrotm notebooks, specifically designed to meet the needs of small business customers. During the second quarter revenue from mobility grew 1% on unit growth of 2%. During the first six months of Fiscal 2008, revenue from mobility grew year-over-year by 3% on unit growth of 1%. For the second quarter, mobility revenue in EMEA, APJ, and Americas Business grew 16%, 24%, and 2% respectively, on unit growth of 18%, 17%, and 7% respectively. This revenue growth was offset by a 36% and a 38% decline in U.S. Consumer revenue and units, respectively. For the six months ended August 3, 2007, mobility revenue in EMEA, APJ, and Americas Business grew 16%, 20%, and 6% respectively, on unit growth of 13%, 14%, and 9% respectively. This revenue growth was offset by a 32% and a 39% decline in U.S. Consumer revenue and units, respectively. We continue to capitalize on the growth of mobile computing outside of the U.S. Consumer segment with notebooks producing revenue and unit growth in APJ, EMEA, and Americas Business. As notebooks become more affordable and wireless products become standardized, demand for our mobility products continues to be strong.

•	Software and Peripherals — Revenue from sales of software and peripherals consists of Dell-branded printers, monitors (not sold with systems), projectors, and a multitude of competitively priced third-party peripherals including plasma and LCD televisions, software, and other products. This revenue grew 7% year-over-year for the second quarter and first six months of Fiscal 2008. We experienced significant growth in digital displays, as well as imaging and printing products.

•	Servers and Networking — Revenue from sales of servers and networking products, consisting of our standards-based PowerEdgetm line of servers and PowerConnecttm networking products, grew 20% year-over-year for the second quarter of Fiscal 2008 on unit growth of 8%. For the first half of Fiscal 2008, servers and networking revenue increased 19% on unit growth of 4%. All regions contributed to the strong revenue growth, and for the second quarter, we were again ranked number one in the United States with a 33% share in units shipped. Servers and networking remains a strategic focus area. We competitively price our server products to facilitate additional sales of storage products and higher margin enhanced services.

•	Enhanced Services — Enhanced services consists of a wide range of services including assessment, design and implementation, deployment, asset recovery and recycling, training, enterprise support, client support, and managed lifecycle. Enhanced services revenue increased 2% year-over-year for the three-month period ended August 3, 2007 to $1.3 billion, and for the six-month period ended August 3, 2007, enhanced services revenue increased 3% to $2.6 billion. For the second quarter of Fiscal 2008, EMEA’s enhanced services revenue increased 31%, while enhanced services revenue decreased 18% in APJ and 3% in the Americas. For the first half of Fiscal 2008, EMEA’s enhanced services revenue increased 32%, while enhanced services revenue decreased 19% in APJ and 1% in the Americas.

•	Storage — Revenue from sales of storage products, consisting of a comprehensive portfolio of storage solutions with services, including Dell | EMC and Dell PowerVaulttm storage devices, increased 12% for the second quarter and first six months of Fiscal 2008. All regions contributed to the strong revenue growth, led by EMEA, which experienced growth of 26% and 23% for the second quarter and first six months of Fiscal 2008, respectively.

Gross Margin

The following table presents information regarding our gross margin for the three and six month periods ended August 3, 2007 and August 4, 2006:

	Three Months Ended				Six Months Ended
	August 3, 2007		August 4, 2006		August 3, 2007		August 4, 2006
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
	(in millions, except percentages)

Net revenue	$14,776	100.0%	$14,211	100.0%	$29,498	100.0%	$28,531	100.0%
Gross margin	$2,951	19.9%	$2,138	15.0%	$5,789	19.6%	$4,646	16.3%

Our margins increased for the second quarter and first half of Fiscal 2008 as compared to the same periods in the prior year primarily as a result of stronger enterprise products and services results and favorable declines in component costs. We continuously negotiate with our suppliers in a variety of areas including availability of supply, quality, and cost. These real-time continuous supplier negotiations support our business model, which is able to respond quickly to changing market conditions due to our direct customer model and real-time manufacturing. Our component costs reflect both ongoing supplier discount arrangements as well as shorter-term incremental discounts and rebates, based on such factors as volume, product offerings and transitions, supply conditions, and joint activities. Because of the fluid nature of these ongoing negotiations, the timing and amount of supplier discounts and rebates vary from time to time. In addition, a focus on more richly configured customer solutions and a better mix of products and services yielded significantly higher average selling prices and a better balance of profitability and revenue growth.

In Fiscal 2007, we added a second source of micro processors (“chip sets”) ending a long-standing practice of sourcing from only one manufacturer. We believe that moving to more than one supplier of chip sets is beneficial for customers long-term, as it adds choice and ensures access to the most current technologies. We now sell the second source of chip sets across all of our hardware product categories. During the transition from sole to dual sourcing of chip sets, gross and operating income margins were negatively impacted as we re-balanced product and category mix.

On May 31, 2007 we announced that we had initiated a comprehensive review of costs across all processes and organizations with the goal to simplify structure, eliminate redundancies, and better align operating expenses with the current business environment and strategic growth opportunities. As a part of this overall effort, we expect to reduce headcount and infrastructure costs over the next twelve months. Our management teams are presently finalizing transformation plans, which include headcount and infrastructure cost reduction goals. This headcount reduction is expected to impact both cost of goods sold and operating expenses worldwide.

Operating Expenses

The following table summarizes our operating expenses:

	Three Months Ended				Six Months Ended
	August 3, 2007		August 4, 2006		August 3, 2007		August 4, 2006
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
	(in millions, except percentages)

Operating expenses:
Selling, general, and administrative	$1,894	12.8%	$1,469	10.3%	$3,657	12.4%	$2,883	10.1%
Research, development, and engineering	155	1.0%	125	0.9%	297	1.0%	254	0.9%

Operating expenses	$2,049	13.8%	$1,594	11.2%	$3,954	13.4%	$3,137	11.0%

•	Selling, general, and administrative — During the second quarter of Fiscal 2008, selling, general, and administrative expenses increased 29% to $1.9 billion compared to $1.5 billion in the same period of Fiscal 2007. For the six-month period ended August 3, 2007, selling, general, and administrative expenses were $3.7 billion compared to $2.9 billion during the same period in Fiscal 2007, an increase of 27%. Costs primarily related to headcount growth and costs associated with the U.S. Securities and Exchange Commission (“SEC”) and internal investigations drove the increase in the second quarter and first six months of Fiscal 2008. Expenses related to SEC and internal investigations were $59 million and $106 million for the three and six months ending August 3, 2007, respectively. In addition, the second quarter of Fiscal 2008 includes $86 million of additional expense for expected cash payments for expiring stock options.

•	Research, development, and engineering — During the second quarter of Fiscal 2008, research, development, and engineering expenses increased 24% to $155 million, compared to $125 million in the same period of Fiscal 2007, and increased 17% from $254 million to $297 million for the first six months of Fiscal 2008. The increase is mainly due to higher compensation costs, which increased 36% year-over-year to $127 million for the second quarter and increased 25% year-over-year to $241 million for the first half of Fiscal 2008. The increased compensation costs are mainly due to headcount growth. We manage our research, development, and engineering spending by targeting those innovations and products most valuable to our customers and by relying upon the capabilities of our strategic partners. We will continue to invest in research, development, and engineering activities to support our growth and to provide for new, competitive products. We have obtained 1,847 patents worldwide and have applied for 1,977 additional patents worldwide at August 3, 2007.

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

Investment and Other Income, net

Net investment and other income primarily includes interest income and expense, gains and losses from the sale of investments, and investment related fees, as well as foreign exchange transaction gains and losses. Net investment and other income increased to $96 million and $174 million for the second quarter and first six months of Fiscal 2008, respectively, compared to $50 million and $104 million, respectively, for the same periods in Fiscal 2007. This increase is primarily due to an increase in average cash and investments balances and higher interest rates during the second quarter and first six months of Fiscal 2008 as compared to the same periods of Fiscal 2007. This growth in net investment and other income was partially offset by increases in foreign exchange fluctuations for both second quarter and first six months of Fiscal 2008 as compared to the same periods in the prior year.

Income Taxes

We reported an effective tax rate of approximately 25.3% for the second quarter of Fiscal 2008, as compared to 19.0% for the same quarter in the prior year. For the six month periods ended August 3, 2007 and August 4, 2006, our effective tax rate was 25.3% and 22.1%, respectively. The increase in our effective tax rate is primarily due to the impact of new U.S. transfer pricing rules and the impact of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). In addition, during the second quarter of Fiscal 2007, there was a reserve release of $31 million related to a change in estimate of an income tax audit related item. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income and differences between the book and tax treatment of certain items.

Off-Balance Sheet Arrangements

Asset Securitization — During the second quarter of Fiscal 2008, we continued to sell customer financing receivables to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from ours. The sole purpose of the qualifying special purpose entities is to facilitate the funding of finance receivables in the capital markets. We determine the amount of receivables to securitize based on our funding requirements in conjunction with specific selection criteria designed for the transaction. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”).

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

We ended the second quarter of Fiscal 2008 with $13.8 billion in cash, cash equivalents, and investments, compared to $10.8 billion at the end of the second quarter of Fiscal 2007. We invest a large portion of our available cash in highly liquid and highly rated government, agency, and corporate debt securities of varying maturities at the date of acquisition. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return through the full investment of available funds. The following table summarizes the results of our Condensed Consolidated Statement of Cash Flows for the six-month period ended August 3, 2007 and August 4, 2006:

	Six Months Ended
	August 3,	August 4,
	2007	2006
	(in millions)

Net cash flow provided by (used in):
Operating activities	$1,754	$1,812
Investing activities	(121)	345
Financing activities	(16)	(2,470)
Effect of exchange rate changes on cash and cash equivalents	41	54

Net increase (decrease) in cash and cash equivalents	$1,658	$(259)

Operating Activities — Cash provided by operating activities during the six-month period ended August 3, 2007 and August 4, 2006 was $1.8 billion. The slight decrease in operating cash flows was primarily led by changes in operating working capital accounts and deterioration in our cash conversion cycle. During the first six months of Fiscal 2008 as compared to the first six months of the preceding year, changes in operating working capital accounts were impacted by a $1.1 billion change in classification of income tax liabilities from current to non-current liabilities related to the adoption of FIN 48. Although our cash conversion cycle deteriorated year-over-year, cash flows from operating activities typically result from net income, which represents our principal source of cash. Our direct model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

The following table presents the components of our cash conversion cycle at August 3, 2007 and February 2, 2007:

	August 3,	February 2,
	2007	2007

Days of sales outstanding(a)	35	31
Days of supply in inventory	7	5
Days in accounts payable	(80)	(78)

Cash conversion cycle	(38)	(42)

(a)	Days of sales outstanding (“DSO”) is based on the ending net trade receivables and most recent quarterly revenue for each period. DSO includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. At August 3, 2007 and February 2, 2007, DSO and days of customer shipments not yet recognized were 32 and 3 days and 28 and 3 days, respectively.

Our cash conversion cycle decreased four days at August 3, 2007 from February 2, 2007. This decline is driven by a four day increase in days of sales outstanding, largely attributed to a higher percentage of our revenue coming from our customers requiring payments terms and a higher percentage of revenue occurring at the end of the period. In addition, days of supply in inventory increased two days due to an increase in production materials inventory due to strategic materials purchases offset by a two day increase in days in accounts payable, largely attributed to an increase in the number of suppliers with extended payment terms as compared to Fiscal 2007 and the timing of payments to vendors compared to the fourth quarter of Fiscal 2007.

We defer the cost of revenue associated with customer shipments not yet recognized as revenue until they are delivered. These deferred costs are included in our reported days of sales outstanding because we believe it presents a more accurate presentation of our days of sales outstanding and cash conversion cycle. These deferred costs are recorded in other current assets in our Condensed Consolidated Statements of Financial Position and totaled $426 million and $424 million at August 3, 2007 and February 2, 2007, respectively.

Investing Activities — Cash used in investing activities for the six-month period ended August 3, 2007 was $121 million, compared to cash provided by investing activities of $345 million for the same period last year. Cash provided by and used in investing activities principally consists of net maturities and sales or purchases of investments and capital expenditures for property, plant, and equipment. The decrease in cash provided by investing activities from the same period last year is a result of a decrease in the net proceeds from maturities and sales and an increase in the purchases of marketable securities as liquidity for share repurchases was not as necessary due to the suspension of our share repurchase program. Additionally, a significant increase in capital expenditures partially offset by a decrease in business acquisitions contributed to the decline in cash from investing activities for the six-month period ended August 3, 2007 as compared to the same period in the previous year.

Financing Activities — Cash used in financing activities during the six-month period ended August 3, 2007 was $16 million, compared to $2.5 billion during the same period last year. Financing activities primarily consist of the repurchase of our common stock, partially offset by proceeds from the issuance of common stock under employee stock plans and other items. The year-over-year decrease in cash used in financing activities is due primarily to the suspension of the share repurchase program for the first half of Fiscal 2008 during which no shares were repurchased related to the program. During the same period in Fiscal 2007, a total of 102 million shares at an aggregate cost of $2.7 billion were repurchased.

We believe our ability to generate cash flows from operations on an annual basis will continue to be strong, driven mainly by our profitability, efficient cash conversion cycle, and the growth in our deferred enhanced services offerings. However, in order to augment our liquidity and provide us with additional flexibility, we implemented a commercial paper program with a supporting credit facility on June 1, 2006. Under the commercial paper program, we issue, from time-to-time, short-term unsecured notes in an aggregate amount not to exceed $1.0 billion. We use the proceeds for general corporate purposes, including funding Dell Financial Services L.P. (“DFS”) growth. See Note 10 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1— Financial Statements” for further discussion of our commercial paper program. At August 3, 2007, $60 million was outstanding under the program; at October 26, 2007, no amounts were outstanding. Our $200 million Senior Notes are due April 15, 2008, and we intend to pay the outstanding balance of $200 million at that time. We do not expect the payment to have a significant impact on our cash flows or cash position.

Capital Commitments

Redeemable Common Stock and Other Rescissionary Rights — We inadvertently failed to register with the SEC the sale of some shares under certain employee benefit plans. As a result, certain purchasers of common stock pursuant to those plans may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. At August 3, 2007 and February 2, 2007, we have classified approximately 5 million shares ($116 million) and 5 million shares ($111 million), respectively, that may be subject to the rescissionary rights outside stockholders’ equity, because the redemption features are not within our control. These shares have always been treated as outstanding for financial reporting purposes. Certain purchasers of common stock pursuant to these plans who sold their shares for less than the purchase price may have the right to rescind their purchases for an amount of cash equal to the purchase price plus interest minus the proceeds of the sale.

Share Repurchase Program — We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. At August 3, 2007, our share repurchase program authorized the purchase of common stock at an aggregate cost not to exceed $30.0 billion, of which we have already repurchased $28.6 billion.

We typically repurchase shares of common stock through a systematic program of open market purchases. We temporarily suspended our share repurchase program in September 2006 pending completion of the Audit Committee investigation. As a result, no shares were repurchased under the program during the first half of Fiscal 2008. We anticipate recommencing our share repurchase program in the fourth quarter of Fiscal 2008. For more information regarding share repurchases, see “Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.”

Capital Expenditures — During the three and six month periods ended August 3, 2007, we spent approximately $293 million and $464 million, respectively, on property, plant, and equipment primarily on our global expansion efforts and infrastructure investments in order to support future growth. Product demand and mix, as well as ongoing efficiencies in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Capital expenditures for Fiscal 2008 (related to our continued expansion worldwide, the need to increase manufacturing capacity, and leasing arrangements to facilitate customer sales) are currently expected to reach approximately $900 million. These expenditures are expected to be funded from our cash flows from operating activities.

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

Restricted Cash — Pursuant to an agreement between DFS and CIT, we are required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to our private label credit card, and deferred servicing revenue. Restricted cash specific to the consolidation of DFS in the amount of $357 million and $416 million in restricted cash is included in other current assets at August 3, 2007 and February 2, 2007, respectively.

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

These material weaknesses resulted in the restatement of our previously issued annual and interim financial statements for Fiscal 2003, 2004, 2005, and 2006, and the first quarter of Fiscal 2007 and adjustments, including audit adjustments and adjustments related to the investigation and our internal reviews, to our annual and other interim financial statements for Fiscal 2007. In addition, these material weaknesses could result in material misstatements of substantially all of our financial statement accounts that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

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

In connection with the preparation of this Report, Dell’s management, under the supervision and with the participation of the current Chief Executive Officer and current Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the restatement of previously issued financial statements described above, and the identification of certain material weaknesses in internal control over financial reporting (described above), which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 3, 2007. Nevertheless, based on a number of factors, including the completion of the Audit Committee’s investigation, our internal review that identified certain prior period adjustments, efforts to remediate the material weaknesses in internal control over financial reporting described below, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

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

In addition to continuing the actions we implemented in the third and fourth quarters of Fiscal 2007 and the first quarter of Fiscal 2008, we took the following specific actions in the second quarter of Fiscal 2008: Implemented certain personnel actions; began the reorganization of the Finance Department; appointed a new Chief Accounting Officer and began to strengthen the position with direct and centralized responsibility for all accounting and financial reporting functions; designed and began to implement comprehensive training for Finance Department personnel; launched new internal global ethics awareness campaign.

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

Purchases of Common Stock

Cash Payments for Certain Employee Stock Options

For information regarding of our agreement to pay cash for certain stock options that expired unexercised, see “Part II — Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities — Purchaser of Common Stock — Cash Payments for Certain Employee Stock Options” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2007.

Share Repurchase Program

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. As of August 3, 2007, our share repurchase program authorized the purchase of shares of common stock at an aggregate cost not to exceed $30.0 billion, and through that date, $28.6 billion had been spent to repurchase shares. The approximate dollar value of shares that may yet be repurchased under the program is $1.4 billion. We temporarily suspended our share repurchase program in September 2006 pending completion of the Audit Committee investigation. Therefore, no shares were repurchased under this program during the second quarter of Fiscal 2008. We anticipate recommencing our share repurchase program in the fourth quarter of Fiscal 2008.

ITEM 6.	EXHIBITS

(a)	Exhibits — See Index to Exhibits below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC.

/s/ THOMAS W. SWEET

Date: October 30, 2007
Thomas W. Sweet Vice President, Corporate Finance and Chief Accounting Officer (On behalf of the registrant and as principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.			Description of Exhibit

3.1		—	Restated Certificate of Incorporation, filed February 1, 2006 (incorporated by reference to Exhibit 3.3 of Dell’s Current Report on Form 8-K filed on February 2, 2006, Commission File No. 0-17017)
3.2		—	Restated Bylaws, as amended and effective March 8, 2007 (incorporated by reference to Exhibit 3.1 of Dell’s Current Report on Form 8-K filed on March 13, 2007, Commission File No. 0-17017)
4.1		—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.2		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4		—	Form of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.5		—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
10	.1*	—	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 of Dell’s Current Report on Form 8-K filed on July 16, 2007, Commission file No. 0-17017)
10	.2*	—	Form of Release Agreement between Dell and Current and Former Executive Officers with respect to Expired Stock Options (incorporated by reference to Exhibit 10.1 of Dell’s Current Report on Form 8-K file July 16, 2007, Commission file No. 0-17017)
31	.1†	—	Certification of Michael S. Dell, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Donald J. Carty, Vice Chairman and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1††	—	Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Donald J. Carty, Vice Chairman and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.