Form 10-Q
period 2007-11-02
DELL INC
filed 2007-12-10
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2007
or

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

As of the close of business on November 30, 2007, 2,240,986,691 shares of common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	November 2,	February 2,
	2007	2007
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$12,236	$9,546
Short-term investments	369	752
Accounts receivable, net	6,156	4,622
Financing receivables, net	1,560	1,530
Inventories	1,102	660
Other	2,925	2,829

Total current assets	24,348	19,939
Property, plant, and equipment, net	2,631	2,409
Investments	1,980	2,147
Long-term financing receivables, net	389	323
Other non-current assets	1,032	817

Total assets	$30,380	$25,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$266	$188
Accounts payable	11,411	10,430
Accrued and other	6,373	7,173

Total current liabilities	18,050	17,791
Long-term debt	392	569
Other non-current liabilities	4,993	2,836

Total liabilities	23,435	21,196
Commitments and contingencies (Note 8)
Redeemable common stock and capital in excess of $.01 par value; shares issued and outstanding: 4 and 5, respectively (Note 12)	101	111
Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 3,318 and 3,307, respectively; shares outstanding: 2,237 and 2,226, respectively	10,500	10,107
Treasury stock at cost: 606 and 606 shares, respectively	(21,034)	(21,033)
Retained earnings	17,520	15,282
Accumulated other comprehensive loss	(142)	(28)

Total stockholders’ equity	6,844	4,328

Total liabilities and equity	$30,380	$25,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2007	2006	2007	2006

Net revenue	$15,646	$14,419	$45,144	$42,950
Cost of net revenue	12,758	12,028	36,467	35,913

Gross margin	2,888	2,391	8,677	7,037

Operating expenses:
Selling, general, and administrative	1,900	1,531	5,557	4,414
Research, development, and engineering	159	126	456	380

Total operating expenses	2,059	1,657	6,013	4,794

Operating income	829	734	2,664	2,243
Investment and other income, net	107	66	281	170

Income before income taxes	936	800	2,945	2,413
Income tax provision	170	199	677	556

Net income	$766	$601	$2,268	$1,857

Earnings per common share:
Basic	$0.34	$0.27	$1.01	$0.82

Diluted	$0.34	$0.27	$1.00	$0.82

Weighted-average shares outstanding:
Basic	2,236	2,229	2,236	2,263
Diluted	2,266	2,238	2,262	2,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended
	November 2,	November 3,
	2007	2006

Cash flows from operating activities:
Net income	$2,268	$1,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	424	342
Stock-based compensation	398	293
Excess tax benefits from stock-based compensation	(12)	(62)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	40	25
Other	76	73
Changes in:
Operating working capital	(2,072)	41
Non-current assets and liabilities	1,630	179

Net cash provided by operating activities	2,752	2,748

Cash flows from investing activities:
Investments:
Purchases	(2,088)	(7,346)
Maturities and sales	2,745	8,656
Capital expenditures	(636)	(566)
Acquisition of businesses, net of cash received	(106)	(97)

Net cash (used in) provided by investing activities	(85)	647

Cash flows from financing activities:
Repurchase of common stock	(1)	(3,026)
Issuance of common stock under employee plans	21	230
Excess tax benefits from stock-based compensation	12	62
(Payment) issuance of commercial paper, net	(100)	236
Other	(18)	(14)

Net cash used in financing activities	(86)	(2,512)

Effect of exchange rate changes on cash and cash equivalents	109	61

Net increase in cash and cash equivalents	2,690	944

Cash and cash equivalents at beginning of period	9,546	7,054

Cash and cash equivalents at end of period	$12,236	$7,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 —	BASIS OF PRESENTATION

Basis of Presentation — The accompanying condensed consolidated financial statements of Dell Inc. (“Dell”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (“SEC”) in Dell’s Annual Report on Form 10-K for the fiscal year ended February 2, 2007. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries at November 2, 2007 and February 2, 2007; the results of its operations for the three and nine month periods ended November 2, 2007 and November 3, 2006; and its cash flows for the nine month periods ended November 2, 2007 and November 3, 2006.

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

The Audit Committee of Dell’s Board of Directors completed an independent investigation into certain accounting and financial reporting matters during the third quarter of Fiscal 2008. As a result of issues identified in that investigation, as well as issues identified in additional reviews and procedures conducted by management, the Audit Committee, in consultation with management and PricewaterhouseCoopers LLP, Dell’s independent registered public accounting firm, concluded on August 13, 2007 that Dell’s previously issued financial statements for Fiscal 2003, 2004, 2005, and 2006 (including the interim periods within those years), and the first quarter of Fiscal 2007, should no longer be relied upon because of certain accounting errors and irregularities in those financial statements. Accordingly, Dell restated its previously issued financial statements for those periods. Restated financial information, as well as a discussion of the investigation, the accounting errors and irregularities identified, and the adjustments made as a result of the restatement, are contained in Dell’s Annual Report on Form 10-K for the fiscal year ended February 2, 2007 and its amended Quarterly Report on Form 10-Q/A for the period ended May 5, 2006.

Recently Issued Accounting Pronouncements — In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Dell adopted this Interpretation in the first quarter of Fiscal 2008 and records tax liabilities resulting from uncertain tax positions and accrued interest and penalties related to income tax liabilities in accrued and other current liabilities or other non-current liabilities in the Condensed Consolidated Statements of Financial Position. Interest and penalties related to income tax liabilities are included in income tax expense. See Note 11 of Notes to Condensed Consolidated Financial Statements for further discussion of income taxes.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

NOTE 2 —	INVENTORIES

	November 2,	February 2,
	2007	2007
	(in millions)

Inventories:
Production materials	$697	$361
Work-in-process	109	61
Finished goods	296	238

Inventories	$1,102	$660

NOTE 3 —	EARNINGS PER COMMON SHARE

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive. Accordingly, certain employee stock options have been excluded from the calculation of diluted earnings per share totaling 183 million and 314 million shares for the third quarter of Fiscal 2008 and Fiscal 2007, respectively, and 228 million and 276 million shares for the nine month periods ended November 2, 2007 and November 3, 2006, respectively. Additionally, shares held by a subsidiary are considered issued but not outstanding, and are excluded from the calculation of basic earnings per share.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended November 2, 2007 and November 3, 2006:

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2007	2006	2007	2006
	(in millions, except per share amounts)

Numerator:
Net income	$766	$601	$2,268	$1,857
Denominator:
Weighted-average shares outstanding:
Basic	2,236	2,229	2,236	2,263
Effect of dilutive options, restricted stock units, restricted stock, and other	30	9	26	15

Diluted	2,266	2,238	2,262	2,278

Earnings per common share:
Basic	$0.34	$0.27	$1.01	$0.82

Diluted	$0.34	$0.27	$1.00	$0.82

NOTE 4 —	COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the three and nine month periods ended November 2, 2007 and November 3, 2006:

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2007	2006	2007	2006
	(in millions)

Comprehensive income:
Net income	$766	$601	$2,268	$1,857
Unrealized gains (losses) on foreign currency hedging instruments, net	(64)	19	(138)	(25)
Unrealized gains on marketable securities, net	17	26	32	27
Valuation of retained interests in securitized assets(a)	—	4	—	10
Foreign currency translation adjustments	11	(1)	15	(7)

Comprehensive income	$730	$649	$2,177	$1,862

(a)	In the first quarter of Fiscal 2008, Dell adopted SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”), and as a result, changes in the fair value of retained interests in securitized assets are recognized in the statement of income immediately and are no longer included as a component of accumulated other comprehensive income.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 —	BENEFIT PLANS

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

Employee Stock Plans — Dell has the following four employee stock plans (collectively referred to as the “Stock Plans”) under which options, restricted stock, and restricted stock units were outstanding at November 2, 2007:

•	The Dell Computer Corporation 1989 Stock Option Plan (the “1989 Option Plan”)

•	The Dell Computer Corporation 1994 Incentive Plan (the “1994 Incentive Plan”)

•	The Dell Computer Corporation 1998 Broad-Based Stock Option Plan (the “1998 Broad-Based Plan”)

•	The Dell Computer Corporation 2002 Long-Term Incentive Plan (the “2002 Incentive Plan”)

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

Stock-Based Compensation — Effective February 4, 2006, Dell adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method which does not require revising the presentation in the prior periods for stock-based compensation. Under this transition method, stock-based compensation expense for the first quarters of Fiscal 2008 and Fiscal 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested at February 4, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after February 3, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Dell recognizes this compensation expense net of an estimated forfeiture rate over the requisite service period of the award, which has generally been the vesting term of three-to-five years for stock options and three-to-seven years for restricted stock awards. During the three and nine month periods ended November 2, 2007, grants of stock options and restricted stock unit awards generally had three-year vesting periods.

Temporary Suspension of Option Exercises, Vesting of Restricted Stock Units, and ESPP Purchases — As a result of Dell’s inability to timely file its Annual Report on Form 10-K for Fiscal 2007, Dell suspended the exercise of employee stock options, the vesting of restricted stock units, and the purchase of shares under the ESPP on April 4, 2007. Dell resumed allowing the exercise of employee stock options by employees and the vesting of restricted stock units on October 31, 2007.

Dell agreed to pay cash to certain current and former employees who held in-the-money stock options (options that have an exercise price less than the current stock market price) that expired during the period of unexercisability due to Dell’s inability to timely file its Annual Report on Form 10-K for Fiscal 2007. Dell has made, or expects to make,

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

payments of approximately $111 million relating to in-the-money stock options that expired in the second and third quarters of Fiscal 2008. Of the $111 million total, $9 million was expensed as compensation in the third quarter of Fiscal 2008 ($1 million was included in cost of net revenue and $8 million in operating expenses), and $102 million was expensed as compensation in the second quarter of Fiscal 2008 ($16 million was included in cost of net revenue and $86 million in operating expenses). As options have again become exercisable, Dell will no longer pay cash for expired in-the-money stock options.

General Information

Expense Information under SFAS 123(R)

For the three and nine month periods ended November 2, 2007 and November 3, 2006, stock-based compensation expense, net of income taxes, was allocated as follows:

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2007	2006	2007	2006
		(in millions)

Stock-based compensation expense:
Cost of net revenue	$13	$11	$57	$47
Operating expenses	84	65	341	246

Stock-based compensation expense before taxes	97	76	398	293
Income tax benefit	(28)	(23)	(112)	(88)

Stock-based compensation expense	$69	$53	$286	$205

Stock-based compensation expense in the table above includes $111 million for expired stock options previously discussed. Stock-based compensation expense recognized for the third quarter and first nine months of Fiscal 2008 and Fiscal 2007 is based on awards expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The weighted-average fair value of stock options was determined utilizing the assumptions in the following table:

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2007	2006	2007	2006

Expected term	3.5 years	3.8 years	3.5 years	3.4 years
Risk-free interest rate (U.S. Government Treasury Note)	4.3%	4.7%	4.6%	4.8%
Volatility	29%	28%	26%	28%
Dividends	0%	0%	0%	0%

Stock Option Activity — The following table summarizes stock option activity for the Stock Plans during the nine-month period ended November 2, 2007:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in millions)	(per share)	(in years)	(in millions)

Options outstanding — February 2, 2007	314	$32.16
Granted	10	24.07
Exercised	(6)	17.79
Forfeited	(4)	26.81
Cancelled/expired	(42)	31.36

Options outstanding — November 2, 2007	272	$32.36

Vested and expected to vest (net of estimated forfeitures) — November 2, 2007(a)	246	$32.59	2.3	$290
Exercisable — November 2, 2007(a)	225	$33.15	2.1	$237

(a)	For options vested and expected to vest and options exercisable, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Dell’s closing stock price on November 2, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on November 2, 2007. The intrinsic value will change based on changes in the fair market value of Dell’s common stock.

Other information pertaining to stock options for the three and nine month periods ended November 2, 2007 and November 3, 2006 is as follows:

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2007	2006	2007	2006
	(in millions, except per option data)

Weighted-average grant date fair value of stock options granted per option	$7.33	$6.54	$6.22	$6.72
Total intrinsic value of options exercised(a)	$29	$15	$56	$149

(a)	The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price, multiplied by the number of options exercised) that was received by the option holders who exercised their options during the periods indicated.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

At November 2, 2007, $101 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options is expected to be recognized over a weighted-average period of approximately 2.1 years.

Non-vested Restricted Stock Activity — Non-vested restricted stock awards at November 2, 2007 and activities during the nine-month period ended November 2, 2007 were as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
	(in millions)	(per share)

Non-vested restricted stock — February 2, 2007	17	$28.76
Granted	24	22.71
Vested	(3)	28.93
Forfeited	(3)	25.89

Non-vested restricted stock — November 2, 2007	35	$24.83

For the three and nine month periods ended November 2, 2007, the weighted-average fair value of restricted stock awards granted during the period was $27.46 and $22.71 per share, respectively. For the three and nine month periods ended November 3, 2006, the weighted-average grant date fair value of restricted stock awards granted during the period was $28.33 and $28.55 per share, respectively. At November 2, 2007, $669 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.9 years.

NOTE 6 —	FINANCIAL SERVICES

Joint Venture Agreement

Dell offers various customer financial services for its business and consumer customers in the U.S. through DFS, a joint venture with CIT. Loan and lease financing through DFS is one of many sources of financing that Dell’s customers may select. Dell recognized revenue from the sale of products financed through DFS of $1.4 billion and $1.5 billion during the three month periods ended November 2, 2007 and November 3, 2006, respectively, and $4.1 billion and $4.5 billion for the nine month periods ended November 2, 2007 and November 3, 2006, respectively.

On September 8, 2004, Dell and CIT executed an agreement that extended the term of the joint venture to January 29, 2010, and modified certain terms of the relationship. In accordance with the extension agreement, net income and losses generated by DFS are currently allocated 70% to Dell and 30% to CIT. At November 2, 2007, and February 2, 2007, CIT’s equity ownership in the net assets of DFS was $47 million and $33 million, respectively, which is recorded as minority interest and included in other non-current liabilities.

Under the terms of the joint venture agreements, Dell has the option to purchase CIT’s 30% interest in DFS in February 2008. If Dell does not exercise this purchase option, Dell is obligated to purchase CIT’s 30% interest upon the occurrence of certain termination events, or upon the expiration of the joint venture on January 29, 2010. The parties recently agreed that the purchase price of CIT’s 30% interest in DFS will be approximately $300 million. Dell has not yet exercised its option to purchase CIT’s interest in February 2008.

Dell is dependent upon DFS to facilitate financing for a significant number of customers who elect to finance products sold by Dell. Dell also purchases loan and lease receivables facilitated by DFS on substantially the same terms and conditions as CIT. Dell’s purchase of these assets allows Dell to retain a greater portion of the assets’

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Financing Receivables

The following table summarizes the components of Dell’s financing receivables, net of the allowance for estimated uncollectible amounts:

	November 2,	February 2,
	2007	2007
	(in millions)

Financing receivables, net:
Customer receivables:
Revolving loans, net	$812	$771
Leases and loans, net	641	627

Customer receivables, net	1,453	1,398
Residual interests	295	296
Retained interests	201	159

Financing receivables, net	$1,949	$1,853

Short-term	$1,560	$1,530
Long-term	389	323

Financing receivables, net	$1,949	$1,853

Financing receivables primarily consist of revolving loans and fixed-term leases and loans resulting from the sale of Dell products. If customers desire revolving or term loan financing, Dell sells equipment directly to customers who, in turn, enter into agreements to finance their purchases. For customers who desire lease financing, Dell sells the equipment to DFS, and DFS enters into capital lease arrangements with the customers.

•	Customer receivables are presented net of an allowance for uncollectible accounts. The allowance is based on factors including historical trends and the composition and credit quality of the customer receivables. The composition and credit quality varies from investment grade commercial customers to subprime consumers. Customer receivables are charged to the allowance at the earlier of when an account is deemed to be uncollectible or when the account is 180 days delinquent. Recoveries on customer receivables previously charged off as uncollectible are adjusted to the allowance for uncollectible accounts. The following is a description of the components of financing receivables:

–	Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full, no interest is charged. These special programs generally range from 3 to 18 months and have an average original term of approximately 13 months. Revolving loans bear interest at a variable annual percentage rate that is tied to the prime rate.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

–	Leases with business customers generally have fixed terms of two to three years. Future maturities of minimum lease payments at November 2, 2007 are as follows: 2008: $44 million; 2009: $94 million; 2010: $59 million; 2011: $17 million; and 2012: $3 million. Fixed-term loans are also offered to qualified small businesses for the purchase of products sold by Dell.

•	Dell retains a residual interest in the leased equipment. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a periodic basis, Dell assesses the carrying amount of its recorded residual values for impairment. Anticipated declines in specific future residual values that are considered to be other-than-temporary are recorded in current earnings.

•	Retained interests represent the residual beneficial interest Dell retains in certain pools of securitized financing receivables. Retained interests are recorded at fair value and represent the present value of monthly collections on the sold financing receivables in excess of amounts needed for payment of the debt and other obligations issued or arising in the securitization transactions. In estimating the value of retained interests, Dell makes a variety of financial assumptions, including pool credit losses, payment rates, and discount rates. These assumptions are supported by both Dell’s historical experience and anticipated trends relative to the particular receivable pool. Dell reviews its investments in retained interests periodically for impairment, based on estimated fair value. Any resulting losses representing the excess of carrying value over estimated fair value that are other-than-temporary are recorded in earnings. Upon the adoption of SFAS 155 in the first quarter of Fiscal 2008, Dell began recognizing the changes in fair value in earnings as opposed to accumulated other comprehensive income.

Asset Securitization

During the first nine months of Fiscal 2008 and Fiscal 2007, Dell sold $950 million and $747 million, respectively, of fixed-term leases and loans and revolving loans to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from those of Dell. The sole purpose of the qualifying special purpose entities is to facilitate the funding of financing receivables in the capital markets. Dell determines the amount of receivables to securitize based on its funding requirements in conjunction with specific selection criteria designed for the transaction. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125 (“SFAS 140”).

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 —	WARRANTY LIABILITY AND DEFERRED REVENUE

Revenue from extended warranty and service contracts, for which Dell is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Dell records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in Dell’s deferred revenue for extended warranties and service contracts sold and warranty liability for standard warranties, which are included in other current and non-current liabilities on Dell’s Condensed Consolidated Statements of Financial Position, are presented in the following tables:

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2007	2006	2007	2006
	(in millions)

Deferred revenue:
Deferred revenue at beginning of period	$4,662	$4,024	$4,221	$3,707
Revenue deferred for new extended warranty and service contracts sold	987	810	2,734	2,383
Revenue recognized	(629)	(684)	(1,935)	(1,940)

Deferred revenue at end of period	$5,020	$4,150	$5,020	$4,150

Current portion	$2,104	$2,033	$2,104	$2,033
Non-current portion	2,916	2,117	2,916	2,117

Deferred revenue at end of period	$5,020	$4,150	$5,020	$4,150

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2007	2006	2007	2006
	(in millions)

Warranty liability :
Warranty liability at beginning of period	$914	$929	$958	$951
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(a)	289	343	849	918
Service obligations honored	(262)	(315)	(866)	(912)

Warranty liability at end of period	$941	$957	$941	$957

Current portion	$610	$706	$610	$706
Non-current portion	331	251	331	251

Warranty liability at end of period	$941	$957	$941	$957

(a)	Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new warranty contracts. Dell’s warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 —	COMMITMENTS AND CONTINGENCIES

DFS Purchase Commitment — Pursuant to the joint venture agreement between Dell and CIT, Dell has an obligation to purchase CIT’s 30% interest in DFS at the expiration of the joint venture on January 29, 2010, for a purchase price of approximately $300 million. See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion of the DFS purchase commitment.

Restricted Cash — Pursuant to an agreement between DFS and CIT, Dell is required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to Dell’s private label credit card, and deferred servicing revenue. Restricted cash in the amount of $330 million and $418 million is included in other current assets at November 2, 2007 and February 2, 2007, respectively.

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

•	Investigations and Related Litigation — In August 2005, the SEC initiated an inquiry into certain of Dell’s accounting and financial reporting matters and requested that Dell provide certain documents. The SEC expanded that inquiry in June 2006 and entered a formal order of investigation in October 2006. The SEC’s requests for information were joined by a similar request from the United States Attorney for the Southern District of New York (“SDNY”), who subpoenaed documents related to Dell’s financial reporting from and after Fiscal 2002. In August 2006, because of potential issues identified in the course of responding to the SEC’s requests for information, Dell’s Audit Committee, on the recommendation of management and in consultation with PricewaterhouseCoopers LLP, Dell’s independent registered public accounting firm, initiated an independent investigation, which was completed in the third quarter of Fiscal 2008. Although the Audit Committee investigation has been completed, the investigations being conducted by the SEC and the SDNY are ongoing. Dell continues to cooperate with the SEC and the SDNY.

Dell and several of its current and former directors and officers are parties to securities, Employee Retirement Income Security Act of 1974 (“ERISA”), and shareholder derivative lawsuits all arising out of the same events and facts. Four putative securities class actions that were filed in the Western District of Texas, Austin Division, against Dell and certain of its current and former officers have been consolidated, as In re Dell Inc. Securities Litigation, and a lead plaintiff has been appointed by the court. The lead plaintiff has asserted claims under sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934 based on alleged false and misleading disclosures or omissions regarding Dell’s financial statements, governmental investigations, known battery problems, business model, and insiders’ sales of its securities. This action also includes Dell’s independent registered public accounting firm, PricewaterhouseCoopers LLP, as a defendant. Four other putative class actions that were also filed in the Western District by purported participants in the Dell Inc. 401(k) Plan have been consolidated, as In re Dell Inc. ERISA Litigation, and lead plaintiffs have been appointed by the court. The lead plaintiffs have asserted claims under ERISA based on allegations that Dell, certain current officers, and certain current and former directors imprudently invested and managed participants’ funds and failed to disclose information regarding its stock held in the 401(k) Plan. In addition, seven shareholder derivative lawsuits that were filed in three separate jurisdictions (the Western District of Texas, Austin Division; the Delaware Chancery Court; and the state district court in Travis County, Texas) have been consolidated into three actions, one in each of the respective jurisdictions, as In re Dell Inc. Derivative Litigation, and name various current and former officers and directors as defendants and Dell as a nominal defendant. The Travis County, Texas action has been transferred to the state district court in Williamson County, Texas. By an order filed October 9, 2007, the shareholder derivative action filed in the Western District of Texas, Austin Division, was dismissed without prejudice. The shareholder derivative lawsuits assert claims derivatively on behalf of Dell under state law, including breaches of fiduciary duties. Finally, one purported

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

shareholder has filed an action against Dell in Delaware Chancery Court under Section 220 of the Delaware General Corporation Law, Baltimore County Employees’ Retirement System v. Dell Inc., seeking inspection of certain of Dell’s books and records related to the internal investigation and government investigations. On November 21, 2007, the plaintiff in this action filed a notice of dismissal without prejudice. Dell intends to defend all of these lawsuits vigorously.

•	Copyright Levies — Proceedings against the IT industry in Germany seek to impose levies on equipment, such as personal computers and multifunction devices that facilitate making private copies of copyrighted materials. The total levies due, if imposed, would be based on the number of products sold and the per-product amounts of the levies, which vary. Dell, along with other companies and various industry associations are opposing these levies and instead are advocating compensation to rights holders through digital rights management systems.

There are currently two levy cases involving other equipment manufacturers pending before the German Federal Supreme Court. Adverse decisions in these cases could ultimately impact Dell. The two cases involve personal computers and multifunctional devices. The equipment manufacturers in these cases recently lost in the lower courts and have appealed. The amount allowed by the lower courts with respect to PCs is €12 per personal computer sold for reprographic copying capabilities. The amounts claimed with respect to multifunctional devices depend on speed and color and vary between €38 and €600. The German Federal Supreme Court recently decided that printers are not leviable under existing law. On December 29, 2005, Zentralstelle Für private Überspielungrechte (“ZPÜ”), a joint association of various German collection societies, instituted arbitration proceedings against Dell’s German subsidiary before the Arbitration Body in Munich. ZPÜ claims a levy of €18.4 per PC that Dell sold in Germany from January 1, 2002 through December 31, 2005. On July 31, 2007, the Arbitration Body recommended a levy of €15 on each PC sold during that period, for audio and visual copying capabilities. Dell and ZPÜ rejected the recommendation and Dell expects that the matter will proceed to court. Dell will continue to defend this claim vigorously.

•	Lucent v. Dell — In February 2003, Lucent Technologies, Inc. filed a lawsuit against Dell in the United States District Court for Delaware, and the lawsuit was subsequently transferred to the United States District Court for the Southern District of California. The lawsuit alleges that Dell infringed 12 patents owned by Lucent and seeks monetary damages and injunctive relief. In April 2003, Microsoft Corporation filed a declaratory judgment action against Lucent in the United States District Court for the Southern District of California, asserting that Microsoft products do not infringe patents held by Lucent, including 10 of the 12 patents at issue in the lawsuit involving Dell and Microsoft. These actions were consolidated for discovery purposes with a previous suit that Lucent filed against Gateway, Inc. In September 2005, the court granted a summary judgment of invalidity with respect to one of the Lucent patents asserted against Dell. In subsequent decisions, the court granted summary judgment of non-infringement with respect to five more of the Lucent patents asserted against Dell. The court has ordered invalidity briefing with regard to other patents at issue in view of the April 30, 2007, U.S. Supreme Court decision in KSR v. Teleflex. Fact and expert discovery has closed, and the three actions have been consolidated. Trial is scheduled to begin in February 2008. Dell is defending these claims vigorously. Separately, Dell has filed a lawsuit against Lucent in the United States District Court for the Eastern District of Texas, alleging that Lucent infringes two patents owned by Dell and seeking monetary damages and injunctive relief. That litigation is pending and scheduled for trial in January 2008.

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

Dell conducts operations worldwide and is managed in three geographic regions: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific-Japan (“APJ”). The Americas region, which is based in Round Rock, Texas, covers the U.S., Canada, and Latin America. Within the Americas, Dell is further segmented into Business and U.S. Consumer. The Americas Business (“Business”) segment includes sales to corporate, government, healthcare, education, and small and medium business customers, while the U.S. Consumer segment includes sales primarily to individual consumers and selected retail partners. The Consumer segment will eventually expand beyond the U.S. to include worldwide sales to individual consumers and select retail partners as Dell further globalizes this business. Dell expects to reevaluate its segment reporting at that time. The EMEA segment, based in Bracknell, England, covers Europe, the Middle East, and Africa. The APJ region, based in Singapore, covers the Asian countries of the Pacific Rim as well as Australia, New Zealand, and India.

Corporate expenses are included in Dell’s measure of segment operating income for management reporting purposes; however, with the adoption of SFAS 123(R), beginning in Fiscal 2007 stock-based compensation expense is not allocated to Dell’s reportable segments. The following table presents net revenue by Dell’s reportable segments as well as a reconciliation of consolidated segment operating income to Dell’s consolidated operating income for the three and nine month periods ended November 2, 2007 and November 3, 2006:

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2007	2006	2007	2006
	(in millions)

Net revenue:
Americas:
Business	$8,169	$7,620	$23,595	$22,232
U.S. Consumer	1,527	1,624	4,263	5,322

Americas	9,696	9,244	27,858	27,554
EMEA	3,834	3,378	11,087	9,829
APJ	2,116	1,797	6,199	5,567

Net revenue	$15,646	$14,419	$45,144	$42,950

Consolidated operating income:
Americas:
Business	$651	$624	$2,057	$1,843
U.S. Consumer	(21)	26	(19)	94

Americas	630	650	2,038	1,937
EMEA	211	154	695	356
APJ	85	6	329	243

Consolidated segment operating income	926	810	3,062	2,536
Stock-based compensation expense	(97)	(76)	(398)	(293)

Consolidated operating income	$829	$734	$2,664	$2,243

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 —	DEBT

Commercial Paper

On June 1, 2006, Dell implemented a $1.0 billion commercial paper program with a supporting $1.0 billion senior unsecured revolving credit facility. This program allows Dell to obtain favorable short-term borrowing rates. Dell pays facility commitment and letter of credit participation fees at rates based upon Dell’s credit rating. Unless extended, this facility expires on June 1, 2011, at which time any outstanding amounts under the facility will be due and payable. The facility requires compliance with conditions that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio. Amounts outstanding under the facility may be accelerated for typical defaults, including failure to pay principal or interest, breaches of covenants, non-payment of judgments or failure to timely pay debt obligations in excess of $200 million, occurrence of a change of control, and certain bankruptcy events.

At November 2, 2007, there were no outstanding advances under the commercial paper program. Dell uses the proceeds of the program and facility for general corporate purposes, including funding DFS growth.

DFS Credit Facilities

DFS maintains credit facilities with CIT that provide a maximum capacity of $750 million to fund leased equipment. These borrowings are secured by DFS’ assets and contain certain customary restrictive covenants. Interest on the outstanding loans is paid quarterly and calculated based on an average of the two- and three-year U.S. Treasury Notes plus 4.45%. DFS is required to make quarterly principal payments if the value of the leased equipment securing the loans is less than the outstanding principal balance. At November 2, 2007 and February 2, 2007, outstanding advances from CIT totaled $116 million and $122 million, respectively, of which $63 million and $87 million, respectively, is included in short-term borrowings and $53 million and $35 million, respectively, is included in long-term debt. The credit facilities expire on the earlier of (i) the dissolution of DFS; (ii) the purchase of CIT’s ownership interest in DFS; or (iii) the acceleration of the maturity of the debt by CIT arising from a default.

Long-Term Debt and Interest Rate Risk Management

In April 1998, Dell issued $200 million 6.55% fixed rate senior notes with the principal balance due April 15, 2008 (the “Senior Notes”) and $300 million 7.10% fixed rate senior debentures with the principal balance due April 15, 2028 (the “Senior Debentures”). Interest on the Senior Notes and Senior Debentures is paid semi-annually, on April 15 and October 15. The Senior Notes and Senior Debentures rank equally and are redeemable, in whole or in part, at the election of Dell for principal, any accrued interest, and a redemption premium based on the present value of interest to be paid over the term of the debt agreements. The Senior Notes and Senior Debentures generally contain no restrictive covenants, other than a limitation on liens on Dell’s assets and a limitation on sale-leaseback transactions involving Dell property. The Senior Notes are classified as current liabilities and the Senior Debentures are classified as long-term liabilities at November 2, 2007.

Concurrent with the issuance of the Senior Notes and Senior Debentures, Dell entered into interest rate swap agreements converting Dell’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London Interbank Offered Rates plus 0.4% and 0.8% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, Dell’s effective interest rates for the Senior Notes and Senior Debentures were 5.95% and 6.28%, respectively, for the third quarter of Fiscal 2008, and 5.96% and 6.28%, respectively, for the first nine months of Fiscal 2008.

The interest rate swap agreements are designated as fair value hedges. Although the Senior Notes and Senior Debentures allow for settlement before their stated maturity, such settlement would always be at an amount greater

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

than the fair value of the Senior Notes and Senior Debentures. Accordingly, the Senior Notes and Senior Debentures are not considered to be pre-payable as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and related interpretations. The changes in the fair value of the interest rate swaps are recorded in accordance with SFAS 133.

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

The cumulative effect of adopting FIN 48 was a $62 million increase in tax liabilities and a corresponding decrease to the February 2, 2007 stockholders’ equity balance of which $59 million related to retained earnings and $3 million related to additional paid in capital. Upon adoption, the unrecognized tax benefits totaled approximately $1.2 billion at February 3, 2007, including interest and penalties. This amount has been reduced by $69 million of related tax benefits for deductions associated with estimated transfer pricing and state income taxes. The net amount of $1.1 billion, if recognized, would favorably affect Dell’s effective tax rate. In addition, consistent with the provisions of FIN 48, Dell changed the classification of $1.1 billion of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

Interest and penalties related to income tax liabilities are included in income tax expense. The amount of accrued interest and penalties recorded in the consolidated statement of financial position at February 3, 2007 was $173 million.

Dell’s effective annual tax rate was 18.2% for the third quarter of Fiscal 2008, as compared to 24.9% for the same quarter in the prior year. For the nine month periods ended November 2, 2007 and November 3, 2006, Dell’s effective tax rate was 23.0%. The third quarter of Fiscal 2008 includes a $45 million adjustment to update Dell’s estimated Fiscal 2008 effective annual tax rate from 25.3% as of August 3, 2007 to 23.0%. The decrease in the estimated effective rate for Fiscal 2008 is primarily due to greater profits generated in lower tax jurisdictions, partially offset by the impact of new U.S. transfer pricing rules and the impact of FIN 48.

Dell is currently under audit in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which Dell is subject include Fiscal 1999 through Fiscal 2007. Dell does not anticipate a significant change to the total amount of unrecognized benefits within the next 12 months.

NOTE 12 —	REDEEMABLE COMMON STOCK

Dell inadvertently failed to register with the SEC the issuance of some shares under certain employee benefit plans. As a result, certain purchasers of common stock pursuant to those plans may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. At November 2, 2007, and February 2, 2007, Dell has classified approximately 4 million shares ($101 million) and 5 million shares ($111 million), respectively, which may be subject to the rescissionary rights outside stockholders’ equity, because the redemption features are not within the control of Dell. Dell may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register. These shares have always been treated as outstanding for financial reporting purposes.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 —	SUBSEQUENT EVENTS

On November 4, 2007, Dell announced the planned acquisition of EqualLogic, a leading provider of high-performance iSCSI storage area network solutions uniquely optimized for virtualization, for approximately $1.4 billion in cash. The acquisition is anticipated to close late in the fourth quarter of Dell’s Fiscal 2008 or early in the first quarter of Fiscal 2009. On November 12, 2007, Dell completed its previously announced acquisition of ASAP Software, a leading software solutions and licensing services provider, for approximately $340 million in cash. On November 15, 2007, Dell announced the planned acquisition of Everdream Corp., a leading provider of Software-as-a-Service (SaaS) solutions for remote-service management. The acquisition is anticipated to close in the fourth quarter of Dell’s Fiscal 2008.

On December 3, 2007, Dell’s Board of Directors approved a new $10 billion share repurchase program.

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Unless otherwise noted, all references to industry share and total industry growth data are for personal computers (including desktops, notebooks, and x86 servers), and are based on information provided by IDC Worldwide Quarterly PC Tracker, December 3, 2007. Share data is for the calendar quarter and all our growth rates are on a fiscal year-over-year basis. Unless otherwise noted, all references to time periods refer to our fiscal periods.

Overview

Our Company

As a leading technology company, we offer a broad range of product categories, including desktop computer systems, mobility products, servers, storage, software and peripherals, and services. We are the number one supplier of personal computers in the United States, and the number two supplier worldwide. Our past performance has been the result of a persistent focus on delivering directly to our customers relevant technology and services at the best value.

Our business strategy is evolving. Historically we utilized our direct customer model and highly efficient manufacturing and logistics to lower the cost of technology for our customers. We are now simplifying information technology for our customers from point of sale to the usability of our products to the service solutions we sell. Using this strategy, we strive to provide the best possible customer experience by offering superior value; high-quality, relevant technology; customized systems; superior service and support; and differentiated products and services that are easy to buy and use. We also offer various financing alternatives, asset management services, and other customer financial services for business and consumer customers. To reach even more customers globally, we have launched new distribution channels to reach commercial customers and individual consumers around the world.

Although the focus of our business strategy is selling directly to customers, we also utilize indirect sales channels when there is a business need. During Fiscal 2008, we began offering Dell Dimensiontm and Inspirontm desktop computers and Inspirontm notebook computers as well as printers, ink, and toner in retail stores in the Americas and announced partnerships with retailers around the world. Consumers will be able to buy Dell products in nearly 10,000 retail outlets worldwide. These actions represent the first steps in our retail strategy, which will allow us to extend our model and reach customers that we have not been able to reach directly.

We manufacture most of the products we sell and have manufacturing locations worldwide to service our global customer base. Our build-to-order manufacturing process is designed to allow us to significantly reduce cost while simultaneously providing customers the ability to customize their product purchases. We also have relationships with third-party original equipment manufacturers that build some of our products (such as printers, projectors, and certain desktop and notebook computers) to our specifications, and we are exploring the expanded use of original design manufacturing partnerships and manufacturing outsourcing relationships in order to expand our portfolio of products, deliver products faster, and better serve our customers in certain markets.

Current Business Environment

We participate in a highly competitive industry that is subject to aggressive pricing and strong competitive pressures; however, we believe that our growth potential remains strong. In the U.S., rising energy prices, weakening real estate markets, tighter credit availability, and inflationary pressures may lead to slower economic growth, which may affect IT and consumer spending during the fourth quarter of Fiscal 2008 and into Fiscal 2009. A slow down in the U.S. economy could adversely impact other economies. Economic conditions in our international regions, which are key to our expansion goals, are highlighted by growing economies in Central and Eastern Europe, expansion in Asia Pacific-Japan (“APJ”), and continued development in Latin America. Overall, expected industry growth for Fiscal 2008 is faster than prior year growth.

Third Quarter Performance

Share position	• We shipped more than 10 million units, resulting in a worldwide PC share position of 14.7%, a decline of 1.7 percentage points year-over-year.

Net revenue	• Revenue increased 9% year-over-year to $15.6 billion, with unit shipments up 9% year-over-year.

Operating income	• Operating income was $829 million for the quarter, or 5.3% of revenue, as compared to $734 million or 5.1% of revenue for third quarter of Fiscal 2007.

Earnings per share	• Earnings per share increased 26% to $0.34 for the current quarter compared to $0.27 for the third quarter of Fiscal 2007.

Results of Operations

The following table summarizes the results of our operations for the three and nine month periods ended November 2, 2007 and November 3, 2006:

	Three Months Ended				Nine Months Ended
	November 2, 2007		November 3, 2006		November 2, 2007		November 3, 2006
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
	(in millions, except per share amounts and percentages)

Net revenue	$15,646	100.0%	$14,419	100.0%	$45,144	100.0%	$42,950	100.0%
Gross margin	$2,888	18.5%	$2,391	16.6%	$8,677	19.2%	$7,037	16.4%
Operating expenses	$2,059	13.2%	$1,657	11.5%	$6,013	13.3%	$4,794	11.2%
Operating income	$829	5.3%	$734	5.1%	$2,664	5.9%	$2,243	5.2%
Net income	$766	4.9%	$601	4.2%	$2,268	5.0%	$1,857	4.3%
Earnings per share diluted	$0.34	N/A	$0.27	N/A	$1.00	N/A	$0.82	N/A

Consolidated Revenue

Consolidated revenue grew 9% year-over-year in the third quarter and 5% year-over-year for first nine months of Fiscal 2008. We grew revenue and profitability across all segments except for our U.S. Consumer segment, where revenue declined 6% and 20% year-over-year for the third quarter and first nine months of Fiscal 2008, respectively. Our software and peripherals business experienced significant revenue growth as well, with growth rates of 11% and 8%, respectively. Revenue and profitability growth during the third quarter and first nine months of Fiscal 2008 was partially offset by significant declines in both unit shipments and revenues in our U.S. Consumer segment. Revenue outside the U.S. comprised 46% of consolidated revenue for the third quarter of Fiscal 2008, compared to 43% for the same period last year. For the first nine months of Fiscal 2008 and Fiscal 2007, revenue outside the U.S. represented 46% and 43%, respectively, of the consolidated revenue.

Revenues by Segment

We conduct operations worldwide and manage our business in three geographic regions: the Americas, EMEA, and APJ. The Americas region covers the U.S., Canada, and Latin America. Within the Americas, we are further segmented into Business and U.S. Consumer. The Business segment includes sales to corporate, government, healthcare, education, and small and medium business customers within the Americas region, while the U.S. Consumer segment includes sales primarily to individual consumers and selected retail partners within the U.S.

The Consumer segment will eventually expand beyond the U.S. to include worldwide sales to individual consumers and select retail partners as we globalize this business. The EMEA region covers Europe, the Middle East, and Africa. The APJ region covers the Asian countries of the Pacific Rim as well as Australia, New Zealand, and India.

The following table summarizes our revenue by reportable segment:

	Three Months Ended				Nine Months Ended
	November 2, 2007		November 3, 2006		November 2, 2007		November 3, 2006
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
	(in millions, except percentages)

Net revenue
Americas:
Business	$8,169	52.2%	$7,620	52.8%	$23,595	52.3%	$22,232	51.8%
U.S. Consumer	1,527	9.8%	1,624	11.3%	4,263	9.4%	5,322	12.4%

Americas	9,696	62.0%	9,244	64.1%	27,858	61.7%	27,554	64.2%
EMEA	3,834	24.5%	3,378	23.4%	11,087	24.6%	9,829	22.9%
APJ	2,116	13.5%	1,797	12.5%	6,199	13.7%	5,567	12.9%

Net revenue	$15,646	100.0%	$14,419	100.0%	$45,144	100.0%	$42,950	100.0%

•	Americas — Americas’ revenue and units both increased 5% for the third quarter of Fiscal 2008 as compared to the third quarter of Fiscal 2007. For the nine month period ended November 2, 2007, revenue increased slightly on a unit decline of 5% as compared to the same period in the previous year. In the third quarter and first nine months of Fiscal 2008, revenue growth of 7% and 6%, respectively, in our Americas Business segment was offset by a 6% and 20% decrease in revenue in our U.S. Consumer segment during the same periods, respectively. For the third quarter of Fiscal 2008, strong revenue growth in mobility and software and peripherals was partially offset by a decline in desktop sales, while the first nine months of Fiscal 2008 produced strong revenue growth in servers and networking, storage, and software and peripherals sales, which was also offset by declines in desktop sales.

•	Business — Americas Business revenue increased 7% and 6% year-over-year for the third quarter and first nine months of Fiscal 2008, respectively. Growth in our government, healthcare and education businesses, and Americas International, which includes countries in North and South America other than the United States, drove the majority of the increase in revenue in Americas Business. Americas International produced strong revenue growth of 19% year-over-year for the third quarter and 15% for first nine months of Fiscal 2008. Growth in Americas International was led by Brazil, which experienced a 45% year-over-year increase in revenue during the third quarter of Fiscal 2008 and a 34% increase in revenue for the first nine months of Fiscal 2008 as compared to Fiscal 2007. All products grew for the three and nine month periods ended November 2, 2007, except for desktops, which decreased 1% for the third quarter of Fiscal 2008 and was flat for the first nine months of Fiscal 2008 as compared to the same periods of Fiscal 2007.

•	U.S. Consumer — U.S. Consumer revenue declined 6% and 20% year-over-year for the third quarter and first nine months of Fiscal 2008, respectively. The significant decline in U.S. Consumer revenue is due to competitive pressure and continuing decline in desktop revenue. Desktop shipments decreased 23% in the third quarter of Fiscal 2008 and 40% for first nine months of Fiscal 2008 as compared to the same periods in the prior year. Mobility revenue increased 5% in the third quarter of Fiscal 2008 on a unit increase of 7% when compared to the third quarter of Fiscal 2007 and grew 39% over the second quarter of Fiscal 2008 revenue. This represents a turnaround in mobility revenue, which had been experiencing weakening sales for the previous four quarters. Mobility revenue during the third quarter was negatively impacted by certain parts shortages and production delays with new products. This led to longer lead times, which adversely impacted revenue and profitability. For the first nine months of Fiscal 2008, mobility revenue declined 21% on a unit decline of 25%, while the industry-wide mobility sales in the U.S. grew 18% and 22% during the third quarter and first nine months of calendar year 2007, respectively. The demand for our products has deteriorated due to price competition and decreased product appeal. This environment led the U.S. Consumer business to update its business model and enter into a limited number of retail distribution arrangements to complement and extend the existing direct business. We are also investing in initiatives that will align our new and existing products around customers’ needs and wants in order to drive long-term, sustainable performance. Our investments have resulted in better than expected demand for certain of our Inspiron and XPS notebooks, which has resulted in quarter-over-quarter U.S. Consumer revenue growth of 17% for the third quarter of Fiscal 2008.

•	EMEA — EMEA revenue grew 14% on unit growth of 13% for the third quarter of Fiscal 2008, and for the first nine months of Fiscal 2008, EMEA revenue grew 13% year-over-year on unit growth of 5%. During the first nine months of Fiscal 2008, the revenue growth is attributed to unit growth and higher average selling prices, which increased 7% due to changes in product mix. Year-over-year revenue growth for both the third quarter and first nine months of Fiscal 2008 was led by Germany, France, and the United Kingdom, while Poland, Austria, and Greece produced significant year-over-year growth at rates well above the overall region for the third quarter and first nine months of Fiscal 2008. For the third quarter and first nine months of Fiscal 2008, EMEA experienced double digit revenue growth in all product and service categories except for desktop PCs, which decreased slightly. Year-over-year revenue growth in EMEA was lead by enhanced services and mobility, which grew 36% and 21%, respectively, during the third quarter of Fiscal 2008, and 34% and 18%, respectively, for the first nine months of Fiscal 2008. Although we have experienced strong mobility growth in Fiscal 2008, we grew slower than the industry.

•	APJ — APJ revenue grew 18% on a unit increase of 20% for the third quarter of Fiscal 2008. During the first nine months of Fiscal 2008, APJ revenue grew 11% on a unit increase of 10%. For the third quarter of Fiscal 2008, revenue growth in APJ was led by China with 22% growth, Australia-New Zealand with 23% growth, and India with 47% growth. These four countries led APJ revenue growth for the first nine months of Fiscal 2008 as well. Additionally, Malaysia, Taiwan, and Thailand produced significant year-over-year growth at rates well above the overall region for the third quarter and first nine months of Fiscal 2008. Excluding Japan, the region experienced a 24% and 19% increase in revenue, year-over-year, for the third quarter and first nine months of Fiscal 2008, respectively, while Japan’s revenue increased 3% for the third quarter of Fiscal 2008 and decreased 3% for the first nine months of Fiscal 2008, under significant competitive pressure. For APJ overall, desktop PCs, mobility, and servers and networking, experienced strong revenue growth for the three and nine month periods ended November 2, 2007, while enhanced services revenue declined significantly during the same periods.

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

During much of the third quarter of Fiscal 2008, we ran a higher-than-normal product backlog, driven by better-than-expected demand for the new Inspiron and XPS colored notebooks, coupled with supply constraints for several colors and a tightening in supply of certain flat-panel displays. However, by the end of the quarter certain of the supply constraints had begun to lessen, and we reduced our backlog sequentially. We continue to work to reduce our backlog levels to be more consistent with historical patterns.

The following table summarizes our net revenue by product and service categories:

	Three Months Ended				Nine Months Ended
	November 2, 2007		November 3, 2006		November 2, 2007		November 3, 2006
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
	(in millions, except percentages)

Net revenue:
Desktop PCs	$4,754	30%	$4,783	33%	$14,713	32%	$15,066	35%
Mobility	4,729	30%	3,968	27%	12,610	28%	11,595	27%
Software & peripherals	2,533	16%	2,287	16%	7,254	16%	6,688	15%
Servers & networking	1,651	11%	1,529	11%	4,862	11%	4,228	10%
Enhanced services	1,355	9%	1,272	9%	3,919	9%	3,755	9%
Storage	624	4%	580	4%	1,786	4%	1,618	4%

Net revenue	$15,646	100%	$14,419	100%	$45,144	100%	$42,950	100%

•	Desktop PCs — Revenue from desktop PCs decreased slightly during the third quarter of Fiscal 2008 as compared to the third quarter of the prior year, and it decreased 2% for the first nine months of Fiscal 2008 on a unit decline of 6%. This performance was driven by our U.S. Consumer business, where desktop revenue was down 19% year-over-year for the third quarter of Fiscal 2008 and down 27% for the first nine months of Fiscal 2008. Business and consumer demand continues to shift toward mobility products as notebook computers’ capabilities increase and they become more affordable.

•	Mobility — During the third quarter revenue from mobility products grew 19% on unit growth of 25%. During the first nine months of Fiscal 2008, mobility revenue and units grew year-over-year by 9%. For the third quarter, mobility revenue in APJ, EMEA, and Americas Business grew 40%, 21%, and 18% respectively, on unit growth of 35%, 31%, and 25% respectively, whereas U.S Consumer revenue and units only grew 5% and 7%, respectively. For the nine months ended November 2, 2007, mobility revenue in APJ, EMEA, and Americas Business grew 26%, 18%, and 10%, respectively, on unit growth of 21%, 19%, and 14% respectively. This revenue growth was offset by a 21% and a 25% decline in U.S. Consumer revenue and units, respectively. We continue to capitalize on the growth of mobile computing outside of the U.S. Consumer segment with notebooks producing strong revenue and unit growth in APJ, EMEA, and Americas Business. As notebooks become more affordable and wireless products become standardized, demand for our mobility products continues to be strong.

•	Software and Peripherals — Revenue from sales of software and peripherals consists of Dell-branded printers, monitors (not sold with systems), projectors, and a multitude of competitively priced third-party peripherals including LCD televisions, software, and other products. This revenue grew 11% year-over-year for the third quarter and 8% for the first nine months of Fiscal 2008. We experienced growth in imaging and printing as well as third-party peripheral enterprise products. Peripheral enterprise includes third-party networking and switches and software.

•	Servers and Networking — Revenue from sales of servers and networking products grew 8% year-over-year for the third quarter of Fiscal 2008 on unit growth of 7%. For the first nine months of Fiscal 2008, servers and networking revenue increased 15% on unit growth of 5%. Higher average selling prices also contributed to the revenue growth for the first nine months of Fiscal 2008. All regions contributed to the strong revenue growth, and for the third quarter, we were again ranked number one in the United States with a 34% share in server units shipped. Servers and networking remains a strategic focus area. We competitively price our server products to facilitate additional sales of storage products and higher margin enhanced services.

•	Enhanced Services — Enhanced services consists of a wide range of services including assessment, design and implementation, deployment, asset recovery and recycling, training, enterprise support, client support, and managed lifecycle. Enhanced services revenue increased 7% year-over-year for the three-month period ended November 2, 2007 to $1.4 billion, and for the nine-month period ended November 2, 2007, enhanced services revenue increased 4% to $3.9 billion. For the third quarter of Fiscal 2008, EMEA’s enhanced services revenue increased 36%, while enhanced services revenue increased only 3% in Americas Business and decreased 8% in APJ and 20% in U.S. Consumer. For the first nine months of Fiscal 2008, EMEA’s enhanced services revenue increased 34%, while enhanced services revenue increased only 2% in Americas Business and decreased 15% in APJ and 16% in U.S. Consumer.

•	Storage — Revenue from sales of storage products increased 8% and 10% for the third quarter and first nine months of Fiscal 2008, respectively. Storage growth was led by strength in our Powervault line, which posted double-digit growth. All regions contributed to the strong revenue growth, led by EMEA, which experienced growth of 13% and 20% for the third quarter and first nine months of Fiscal 2008, respectively.

Gross Margin

The following table presents information regarding our gross margin for the three and nine month periods ended November 2, 2007 and November 3, 2006:

	Three Months Ended				Nine Months Ended
	November 2, 2007		November 3, 2006		November 2, 2007		November 3, 2006
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
	(in millions, except percentages)

Net revenue	$15,646	100.0%	$14,419	100.0%	$45,144	100.0%	$42,950	100.0%
Gross margin	$2,888	18.5%	$2,391	16.6%	$8,677	19.2%	$7,037	16.4%

Our margins increased for the third quarter and first nine months of Fiscal 2008 as compared to the same periods in the prior year primarily as a result of stronger performance in mobility, enterprise products, and enhanced services, and favorable declines in component costs. Although component costs declined during the third quarter of Fiscal 2008, the declines were slower than what we experienced in the first half of Fiscal 2008. We continue to evolve our inventory and manufacturing business model to capitalize on component cost declines, and we continuously negotiate with our suppliers in a variety of areas including availability of supply, quality, and cost. These real-time continuous supplier negotiations support our business model, which is able to respond quickly to changing market conditions due to our direct customer model and real-time manufacturing. Our component costs reflect both ongoing supplier discount arrangements as well as shorter-term incremental discounts and rebates, based on such factors as volume, product offerings and transitions, supply conditions, and joint activities. Because of the fluid nature of these ongoing negotiations, the timing and amount of supplier discounts and rebates vary from time to time. In addition, a focus on more richly configured customer solutions and a better mix of products and services enabled us to hold average selling prices steady in a competitive pricing environment and yielded a better balance of profitability and revenue growth.

On May 31, 2007 we announced that we had initiated a comprehensive review of costs across all processes and organizations with the goal to simplify structure, eliminate redundancies, and better align operating expenses with the current business environment and strategic growth opportunities. As a part of this overall effort, we are reducing headcount and infrastructure costs over the next twelve months. Our management teams have began executing on the transformation plans, which include headcount and infrastructure cost reduction goals. Costs incurred for headcount and infrastructure reductions in the third quarter and first nine months of Fiscal 2008 increased cost of goods sold by $17 million and $21 million, respectively.

Operating Expenses

The following table summarizes our operating expenses:

	Three Months Ended				Nine Months Ended
	November 2, 2007		November 3, 2006		November 2, 2007		November 3, 2006
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
	(in millions, except percentages)

Operating expenses:
Selling, general, and administrative	$1,900	12.2%	$1,531	10.6%	$5,557	12.3%	$4,414	10.3%
Research, development, and engineering	159	1.0%	126	0.9%	456	1.0%	380	0.9%

Operating expenses	$2,059	13.2%	$1,657	11.5%	$6,013	13.3%	$4,794	11.2%

•	Selling, general, and administrative — During the third quarter of Fiscal 2008, selling, general, and administrative expenses increased 24% to $1.9 billion compared to $1.5 billion in the same period of Fiscal 2007. For the nine-month period ended November 2, 2007, selling, general, and administrative expenses were $5.6 billion compared to $4.4 billion during the same period in Fiscal 2007, an increase of 26%. Costs primarily related to headcount growth and costs associated with the U.S. Securities and Exchange Commission (“SEC”) investigation and the Audit Committee’s independent investigation drove the increase in third quarter and first nine months of Fiscal 2008. Expenses related to the SEC and Audit Committee investigations were $28 million and $134 million for the three and nine month periods ended November 2, 2007, respectively. In addition, the third quarter and first nine months of Fiscal 2008 include $8 million and $94 million, respectively, of additional expense for expected cash payments for expiring stock options. Finally, the third quarter and first nine months of Fiscal 2008 include $33 million and $46 million, respectively, of expenses related to headcount and infrastructure reductions.

•	Research, development, and engineering — During the third quarter of Fiscal 2008, research, development, and engineering expenses increased 27% to $159 million, compared to $126 million in the same period of Fiscal 2007, and increased 20% from $380 million to $456 million for the first nine months of Fiscal 2008. The increase is mainly due to higher compensation costs, which increased 26% year-over-year to $123 million for the third quarter and increased 26% year-over-year to $364 million for the first nine months of Fiscal 2008. The increased compensation costs are mainly due to headcount growth, which is largely attributed to our “Simplify IT” initiative for our customers. Research and development is the foundation for this initiative, which is aimed at allowing customers to deploy IT faster, run IT at a lower total cost, and grow IT smarter. We manage our research, development, and engineering spending by targeting those innovations and products most valuable to our customers and by relying upon the capabilities of our strategic partners. We will continue to invest in research, development, and engineering activities to support our growth and to provide for new, competitive products. We have obtained 1,921 patents worldwide and have applied for 2,150 additional patents worldwide as of November 2, 2007.

Stock-based Compensation

As a result of our inability to timely file our Annual Report on Form 10-K for Fiscal 2007, we suspended the exercise of employee stock options, the vesting of restricted stock units, and the purchase of shares under our employee stock purchase plan (“ESPP”) on April 4, 2007. We are again current in our periodic reporting obligations and, accordingly, are permitting the exercise of employee stock options by employees and the vesting of restricted stock units.

We agreed to pay cash to certain current and former employees who held in-the-money stock options (options that have an exercise price less than the current stock market price) that expired during the period of unexercisability due to our inability to timely file our Annual Report on Form 10-K for Fiscal 2007. We have made or expect to make payments of approximately $111 million relating to in-the-money stock options that expired in the second and third quarters of Fiscal 2008. As options have again become exercisable, we will no longer pay cash for expired in-the-money stock options.

Investment and Other Income, net

Net investment and other income primarily includes interest income and expense, gains and losses from the sale of investments, and investment related fees, as well as foreign exchange transaction gains and losses. Net investment and other income increased to $107 million and $281 million for the third quarter and first nine months of Fiscal 2008, respectively, compared to $66 million and $170 million, respectively, for the same periods in Fiscal 2007. This increase is primarily due to an increase in average cash and investments balances during the third quarter and first nine months of Fiscal 2008 as compared to the same periods of Fiscal 2007.

Income Taxes

We reported an effective tax rate of approximately 18.2% for the third quarter of Fiscal 2008, as compared to 24.9% for the same quarter in the prior year. For the nine month periods ended November 2, 2007 and November 3, 2006, our effective tax rate was 23.0%. The third quarter of Fiscal 2008 includes a $45 million adjustment to update our estimated Fiscal 2008 effective annual tax rate from 25.3% as of August 3, 2007 to 23.0%. The decrease in our estimated effective rate for Fiscal 2008 is primarily due to greater profits generated in lower tax jurisdictions, partially offset by the impact of new U.S. transfer pricing rules and the impact of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income and differences between the book and tax treatment of certain items. The tax rate for both the fourth quarter and full year of Fiscal 2008 will be impacted by the mix of jurisdictions in which income is generated as well as the source of funds for the share repurchase program.

Off-Balance Sheet Arrangements

Asset Securitization — During the third quarter of Fiscal 2008, we continued to sell customer financing receivables to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from ours. The sole purpose of the qualifying special purpose entities is to facilitate the funding of finance receivables in the capital markets. We determine the amount of receivables to securitize based on our funding requirements in conjunction with specific selection criteria designed for the transaction. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement No. 125 (“SFAS 140”).

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

In estimating the value of the retained interest, we make a variety of financial assumptions, including pool credit losses, payment rates, and discount rates. These assumptions are supported by both our historical experience and anticipated trends relative to the particular receivable pool. We review our investments in retained interests periodically for impairment, based on their estimated fair value. Any resulting losses representing the excess of carrying value over estimated fair value that are other-than-temporary are recorded in earnings. Upon the adoption of SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”) in the first quarter of Fiscal 2008, we began recognizing the changes in fair value in earnings as opposed to accumulated other comprehensive income.

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

We ended the third quarter of Fiscal 2008 with $14.6 billion in cash, cash equivalents, and investments, compared to $11.5 billion at the end of the third quarter of Fiscal 2007. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return through the full investment of available funds. We invest a large portion of our available cash in highly liquid and highly rated investments, which would include money market instruments as well as government, agency, and corporate debt securities of varying maturities at the date of acquisition. The following table summarizes the results of our Condensed Consolidated Statement of Cash Flows for the nine month periods ended November 2, 2007 and November 3, 2006:

	Nine Months Ended
	November 2,	November 3,
	2007	2006
	(in millions)

Net cash flow provided by (used in):
Operating activities	$2,752	$2,748
Investing activities	(85)	647
Financing activities	(86)	(2,512)
Effect of exchange rate changes on cash and cash equivalents	109	61

Net increase in cash and cash equivalents	$2,690	$944

Operating Activities — Cash provided by operating activities during the nine month periods ended November 2, 2007 and November 3, 2006 was $2.8 billion and $2.7 billion, respectively. The slight increase in operating cash flows was primarily led by improved net income offset by deterioration in our cash conversion cycle. During the first nine months of Fiscal 2008 as compared to the first nine months of Fiscal 2007, changes in operating working capital accounts were impacted by a $1.1 billion change in classification of income tax liabilities from current to non-current liabilities related to the adoption of FIN 48; this classification change did not impact our net cash flows from operations. Although our cash conversion cycle deteriorated year-over-year, cash flows from operating activities typically result from net income, which represents our principal source of cash. Our direct model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

The following table presents the components of our cash conversion cycle at November 2, 2007 and February 2, 2007:

	November 2,	February 2,
	2007	2007

Days of sales outstanding(a)	38	31
Days of supply in inventory	8	5
Days in accounts payable	(81)	(78)

Cash conversion cycle	(35)	(42)

(a)	Days of sales outstanding (“DSO”) is based on the ending net trade receivables and most recent quarterly revenue for each period. DSO includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. At November 2, 2007 and February 2, 2007, DSO and days of customer shipments not yet recognized were 35 and 3 days and 28 and 3 days, respectively.

Our cash conversion cycle decreased seven days at November 2, 2007 from February 2, 2007. This decline is driven by a seven day increase in days of sales outstanding, which is attributed to a lengthening in the payment cycle for customers that require terms, a higher percentage of our revenue coming from our customers requiring payments terms, and a higher percentage of revenue occurring at the end of the period. In addition, days of supply in inventory increased three days due to an increase in production materials inventory resulting from strategic materials purchases offset by a three day increase in days in accounts payable, largely attributed to an increase in the number of suppliers with extended payment terms as compared to the fourth quarter of Fiscal 2007 and the timing of payments to vendors compared to the fourth quarter of Fiscal 2007.

We defer the cost of revenue associated with customer shipments not yet recognized as revenue until they are delivered. These deferred costs are included in our reported days of sales outstanding because we believe it presents a more accurate presentation of our days of sales outstanding and cash conversion cycle. These deferred costs are recorded in other current assets in our Condensed Consolidated Statements of Financial Position and totaled $477 million and $424 million at November 2, 2007 and February 2, 2007, respectively.

Investing Activities — Cash used in investing activities for the nine-month period ended November 2, 2007 was $85 million, compared to cash provided by investing activities of $647 million for the same period last year. Cash provided by and used in investing activities principally consists of net maturities and sales or purchases of investments and capital expenditures for property, plant, and equipment. The decrease in cash provided by investing activities from the same period last year is a result of a decrease in the net proceeds from maturities, sales, and purchases of marketable securities as liquidity for share repurchases was not as necessary in Fiscal 2008 due to the suspension of our share repurchase program. Additionally, an increase in capital expenditures contributed to the decline in cash from investing activities for the nine-month period ended November 2, 2007 as compared to the same period in Fiscal 2007. Lastly, during the first nine months of Fiscal 2008, we used $106 million in cash to acquire new businesses.

Financing Activities — Cash used in financing activities during the nine-month period ended November 2, 2007 was $86 million, compared to $2.5 billion during the same period last year. Financing activities primarily consist of the repurchase of our common stock, partially offset by proceeds from the issuance of common stock under employee stock plans and other items. The year-over-year decrease in cash used in financing activities is due primarily to the suspension of the share repurchase program for the first nine months of Fiscal 2008. During the same period in Fiscal 2007, a total of 118 million shares at an aggregate cost of $3.0 billion were repurchased.

We believe our ability to generate cash flows from operations on an annual basis will continue to be strong, driven mainly by our profitability, efficient cash conversion cycle, and the growth in our deferred enhanced services offerings. However, in order to augment our liquidity and provide us with additional flexibility, we implemented a commercial paper program with a supporting credit facility on June 1, 2006. Under the commercial paper program, we issue, from time-to-time, short-term unsecured notes in an aggregate amount not to exceed $1.0 billion. We use the proceeds for general corporate purposes, including funding Dell Financial Services L.P. (“DFS”) growth. At November 2, 2007, no amounts were outstanding. See Note 10 of Notes to Condensed Consolidated Financial

Statements included in “Part I — Item 1— Financial Statements” for further discussion of our commercial paper program. Our $200 million Senior Notes are due April 15, 2008, and we intend to pay the outstanding balance of $200 million at that time. We do not expect the payment to have a significant impact on our cash flows or cash position.

On November 4, 2007, we announced our planned acquisition of EqualLogic for approximately $1.4 billion in cash. The acquisition is anticipated to close late in the fourth quarter of Fiscal 2008 or early in the first quarter of Fiscal 2009. On November 12, 2007, we completed our previously announced acquisition of ASAP Software for approximately $340 million in cash.

Capital Commitments

Redeemable Common Stock — We inadvertently failed to register with the SEC the issuance of some shares under certain employee benefit plans. As a result, certain purchasers of common stock pursuant to those plans may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. At November 2, 2007 and February 2, 2007, we have classified approximately 4 million shares ($101 million) and 5 million shares ($111 million), respectively, which may be subject to the rescissionary rights outside stockholders’ equity, because the redemption features are not within our control. We may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register. These shares have always been treated as outstanding for financial reporting purposes. During the third quarter of Fiscal 2008, we began purchasing certain shares from the Dell 401(k) Plan that were considered to be “restricted securities” due to the failure to register. During the third quarter, we repurchased 43,045 shares for an aggregate cost of approximately $1 million.

Share Repurchase Program — We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. As of November 2, 2007, our share repurchase program authorized the purchase of common stock at an aggregate cost not to exceed $30.0 billion, of which we have already repurchased $28.6 billion. On December 3, 2007, our Board of Directors approved a new $10 billion share repurchase program.

We typically repurchase shares of common stock through a systematic program of open market purchases. We temporarily suspended our share repurchase program in September 2006 pending completion of the Audit Committee investigation. As a result, no shares were repurchased under the program during the first nine months of Fiscal 2008. For more information regarding share repurchases, see “Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.”

Capital Expenditures — During the three and nine month periods ended November 2, 2007, we spent approximately $172 million and $636 million, respectively, on property, plant, and equipment primarily on our global expansion efforts and infrastructure investments in order to support future growth. Product demand and mix, as well as ongoing efficiencies in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Capital expenditures for Fiscal 2008 (related to our continued expansion worldwide, the need to increase manufacturing capacity, and leasing arrangements to facilitate customer sales) are currently expected to reach approximately $900 million. These expenditures are expected to be funded from our cash flows from operating activities.

DFS Purchase Commitment — Pursuant to our joint venture agreement with CIT Group, Inc. (“CIT”), we have an option to purchase CIT’s 30% interest in DFS in February 2008, for a purchase price of approximately $300 million. If we do not exercise this purchase option, we are obligated to purchase CIT’s 30% interest upon the occurrence of certain termination events or upon the expiration of the joint venture on January 29, 2010. See Note 6 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

Restricted Cash — Pursuant to an agreement between DFS and CIT, we are required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to our private label credit card, and deferred servicing revenue. Restricted cash in the amount of $330 million and $418 million is included in other current assets at November 2, 2007 and February 2, 2007, respectively.

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

Background

As previously disclosed under “Part II — Item 9A — Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2007, management concluded that our internal control over financial reporting was not effective as of February 2, 2007 because of certain deficiencies that constituted material weaknesses in our internal control over financial reporting. Those material weaknesses resulted in the restatement of our previously issued annual and interim financial statements for Fiscal 2003, 2004, 2005, and 2006, and the first quarter of Fiscal 2007 and adjustments, including audit adjustments and adjustments related to the investigation and our internal reviews, to our annual and other interim financial statements for Fiscal 2007. In addition, those material weaknesses could result in material misstatements of substantially all of our financial statement accounts that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Our management has been actively engaged in the implementation of remediation efforts to address the material weaknesses, as well as other identified areas of risk. For a complete description of management’s remediation plan, see “Part I — Item 9A — Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2007.

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

In connection with the preparation of this Report, Dell’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and the identification of certain material weaknesses in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 2, 2007. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Management’s Plan for Remediation

Beginning in the third quarter of Fiscal 2007 and continuing through the date of this Report, we began the implementation of measures designed to remediate the identified material weaknesses, including (a) communication, both internally and externally, of our commitment to a strong control environment, high ethical standards, and financial reporting integrity; (b) certain personnel actions; (c) the reorganization of the Finance Department to separate accounting and financial reporting responsibility from planning and forecasting responsibility and to strengthen the Chief Accounting Officer role, giving it direct and centralized responsibility for all accounting and financial reporting functions worldwide; (d) the design and implementation of a comprehensive training program for all Finance Department personnel; (e) the implementation of more rigorous period-end financial reporting policies and processes involving journal-entry approval, supporting documentation, account reconciliations, and management representation letters; (f) an increased corporate audit focus on key accounting controls and processes, including documentation requirements; (g) extension of the time between the end of reporting periods and earnings release dates to give the accounting organization more time to close the books and process and analyze results; and (h) the design and implementation of a new internal global ethics awareness campaign, including refreshed tools, resources, and policies.

The remediation plan, once finally implemented and operational, is expected to result in the remediation of the identified material weaknesses in internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the third quarter of Fiscal 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information set forth above under Note 8 of Notes to Condensed Consolidated Financial Statements in “Part I — Item 1 — Financial Statements” is incorporated herein by reference.

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

Share Repurchase Program

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. As of November 2, 2007, our share repurchase program authorized the purchase of shares of common stock at an aggregate cost not to exceed $30.0 billion, and through that date, $28.6 billion had been spent to repurchase shares. The approximate dollar value of shares that may yet be repurchased under the program is $1.4 billion. We temporarily suspended our share repurchase program in September 2006 pending completion of the Audit Committee investigation. Therefore, no shares were repurchased under this program during the third quarter of Fiscal 2008.

On December 3, 2007, our Board of Directors approved a new $10 billion share repurchase program.

During the third quarter of Fiscal 2008, we began purchasing certain shares from the Dell 401(k) Plan that were considered to be “restricted” due to our failure to register them with the U.S. Securities Exchange Commission (“SEC”). During the third quarter, we repurchased 43,045 shares for an aggregate cost of approximately $1 million.

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares that
			Repurchased	May Yet Be
	Total		as Part of	Repurchased
	Number of	Average	Publicly	Under the
	Shares	Price Paid	Announced	Announced
Period	Repurchased	per Share	Plans	Plan
				(in millions)

Repurchases from August 4, 2007 through August 31, 2007(a)	727	$30.08	—	$1,415
Repurchases from September 1, 2007 through September 28, 2007(a)	2,499	$28.41	—	$1,415
Repurchases from September 29, 2007 through November 2, 2007(b)	48,844	$29.13	—	$1,415

Total	52,070	$29.11	—

(a)	All shares were withheld from Dell employees to pay taxes and fees associated with the employees’ exercise of stock options.

(b)	5,799 shares were withheld from Dell employees to pay taxes and fees associated with the employees’ exercise of stock options. 43,045 shares were repurchased from the Dell 401(k) Plan, as described above.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of Dell’s stockholders was held on December 4, 2007. At that meeting, the following five proposals were submitted to a vote of Dell’s stockholders:

(1)	Proposal 1 (Election of Directors) — A proposal for the election of the persons who will serve as Dell’s directors until next year’s annual meeting.

(2)	Proposal 2 (Ratification of Independent Auditor) — A proposal for the ratification of the Audit Committee’s selection of PricewaterhouseCoopers LLP as Dell’s independent auditor for Fiscal 2008.

(3)	Proposal 3 (Approval of the Amended and Restated 2002 Long-Term Incentive Plan) — A proposal for the approval of the Amended and Restated 2002 Long-Term Incentive Plan.

(4)	Stockholder Proposal 1 (Executive Stock Ownership Guidelines) — A proposal regarding the adoption of a stock ownership requirement for executive officers.

(5)	Stockholder Proposal 2 (Declaration of Dividend) — A proposal regarding the declaration of a dividend.

At the close of business on the record date for the meeting (which was October 26, 2007), there were 2,235,845,755 shares of common stock outstanding and entitled to be voted at the meeting. Holders of 1,992,833,843 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy. The following table sets forth the results of the voting:

Proposal		For	Withheld

1.	Election of Directors:
	Donald J. Carty	1,842,671,507	150,162,337
	Michael S. Dell	1,946,689,752	46,144,091
	William H. Gray, III	1,840,839,584	151,994,260
	Sallie L. Krawcheck	1,953,903,925	38,929,919
	Alan (A.G.) Lafley	1,889,157,561	103,676,283
	Judy C. Lewent	1,893,116,243	99,717,600
	Thomas W. Luce, III	1,716,997,296	275,836,548
	Klaus S. Luft.	1,885,666,266	107,167,577
	Alex J. Mandl	1,903,646,695	89,187,149
	Michael A. Miles	1,867,619,136	125,214,708
	Sam Nunn	1,836,509,554	156,324,290

				Broker
	For	Against	Abstain	Non-Votes

2. Ratification of Independent Auditor	1,857,638,826	121,077,627	14,117,387
3. Approval of the Amended and Restated 2002 Long-Term Incentive Plan	1,536,953,916	130,605,368	18,068,291	307,206,268
4. Stockholder Proposal 1 (Executive Stock Ownership Guidelines)	482,602,090	1,186,755,213	16,307,630	307,168,910
5. Stockholder Proposal 2 (Declaration of Dividend)	105,972,999	1,552,367,241	27,324,695	307,168,908

Proposal 1 (Election of Directors), Proposal 2 (Ratification of Independent Auditors) and Proposal 3 (Approval of the Amended and Restated 2002 Long-Term Incentive Plan) each received more than the number of favorable votes required for approval and were therefore duly and validly approved by the stockholders. Stockholder Proposal 1 (Executive Stock Ownership Guidelines) and Stockholder Proposal 2 (Declaration of Dividend) each failed to receive a sufficient number of favorable votes and, therefore, were not approved.

ITEM 6.	Exhibits

(a) Exhibits — See Index to Exhibits below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC.

Date: December 10, 2007	/s/ THOMAS W. SWEET

Thomas W. Sweet
Vice President, Corporate Finance and Chief Accounting Officer (On behalf of the registrant and as principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.			Description of Exhibit

3.1		—	Restated Certificate of Incorporation, filed February 1, 2006 (incorporated by reference to Exhibit 3.3 of Dell’s Current Report on Form 8-K filed on February 2, 2006, Commission File No. 0-17017)
3.2		—	Restated Bylaws, as amended and effective March 8, 2007 (incorporated by reference to Exhibit 3.1 of Dell’s Current Report on Form 8-K filed on March 13, 2007, Commission File No. 0-17017)
4.1		—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.2		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4		—	Form of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.5		—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
10	.1*	—	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 of Dell’s Current Report on Form 8-K filed on September 12, 2007, Commission file No. 0-17017)
10	.2†*		Amendment No. 4 to Amended and Restated Dell Inc. 401(k) Plan, dated October 15, 2007
31	.1†	—	Certification of Michael S. Dell, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Donald J. Carty, Vice Chairman and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1††	—	Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Donald J. Carty, Vice Chairman and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.