Form 10-K
period 2008-02-01
DELL INC
filed 2008-03-31
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: February 1, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-17017

Dell Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2487834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Dell Way, Round Rock, Texas 78682
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (512) 338-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

Approximate aggregate market value of the registrant’s common stock held by non-affiliates as of August 3, 2007, based upon the closing price reported for such date on The NASDAQ Stock Market	$54.0 billion
Number of shares of common stock outstanding as of March 14, 2008	2,042,291,533

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s proxy statement relating to the 2008 annual meeting of stockholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

This report contains forward-looking statements that are based on Dell’s current expectations. Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties. For a discussion of risk factors affecting our business and prospects, see “Part I — Item 1A — Risk Factors.”

All percentage amounts and ratios were calculated using the underlying data in thousands. Unless otherwise noted, all references to industry share and total industry growth data are for personal computers (including desktops, notebooks, and x86 servers), and are based on information provided by IDC Worldwide Quarterly PC Tracker, March 3, 2008. Share data is for the full calendar year and all our growth rates are on a fiscal year-over-year basis. Unless otherwise noted, all references to time periods refer to our fiscal periods.

ITEM 1 —	BUSINESS

General

Dell listens to customers and delivers innovative technology and services they trust and value. As a leading technology company, we offer a broad range of product categories, including desktop PCs, servers and networking products, storage, mobility products, software and peripherals, and services. According to IDC, we are the number one supplier of personal computer systems in the United States, and the number two supplier worldwide.

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

We are committed to managing and operating our business in a responsible and sustainable manner around the globe. This includes our commitment to environmental responsibility in all areas of our business. In June 2007, we announced an ambitious long-term goal to be the “greenest technology company on the planet” and have a number of efforts that take the environment into account at every stage of the product lifecycle. See “Part I — Item 1— Business — Sustainability.” This also includes our focus on maintaining a strong control environment, high ethical standards, and financial reporting integrity. See “Part II — Item 9A — Controls and Procedures.”

Business Strategy

Our core business strategy is built around our direct customer model, relevant technologies and solutions, and highly efficient manufacturing and logistics; and we are expanding that core strategy by adding new distribution channels to reach even more commercial customers and individual consumers around the world. Using this strategy, we strive to provide the best possible customer experience by offering superior value; high-quality, relevant technology; customized systems and services; superior service and support; and differentiated products and services that are easy to buy and use. Historically, our growth has been driven organically from our core businesses. Recently, we have begun to pursue a targeted acquisition strategy designed to augment select areas of our business with more products, services, and technology that our customers value. For example, with our recent acquisition of EqualLogic, Inc., a leading provider of high-performance storage area network solutions, and the subsequent expansion of Dell’s PartnerDirect channel, we are ready to deliver customers an easier and more affordable solution for storing and processing data.

Our core values include the following:

•	We simplify information technology for customers. Making quality personal computers, servers, storage, and services affordable is Dell’s legacy. We are focused on making information technology affordable for millions of customers around the world. As a result of our direct relationships with customers, or “customer intimacy”, we are best positioned to simplify how customers implement and maintain information technology and deliver hardware, services, and software solutions tailored for their businesses and homes.

•	We offer customers choice. Customers can purchase systems and services from Dell via telephone, at a growing number of retail stores, and through our website, www.dell.com, where they may review, configure, and price systems within our entire product line; order systems online; and track orders from manufacturing through shipping. Customers may offer suggestions for current and future Dell products and services through an interactive portion of our website called Dell IdeaStorm. Commercial customers also can interact with dedicated account teams. We plan to continue to expand our recently launched indirect initiative by adding new distribution channels to reach additional consumers and small businesses through retail partners and value-added resellers globally.

•	Customers can purchase custom-built products and custom-tailored services. Historically our flexible, build-to-order manufacturing process enabled us to turn over inventory quickly, thereby reducing inventory levels, and rapidly bring the latest technology to our customers. The global IT industry and our competition have evolved, and we are continuing to expand our utilization of original design manufacturers, manufacturing outsourcing relationships, and new distribution strategies to better meet customer needs and reduce product cycle times. Our goal is to introduce the latest relevant technology more quickly and to rapidly pass on component cost savings to a broader set of our customers worldwide.

•	We are committed to being environmentally responsible in all areas of our business. We have built environmental consideration into every stage of the Dell product life cycle — from developing and designing energy-efficient products, to reducing the footprint of our manufacturing and operations, to customer use and product recovery.

Product Development

We focus on developing standards-based technologies that incorporate highly desirable features and capabilities at competitive prices. We employ a collaborative approach to product design and development, where our engineers, with direct customer input, design innovative solutions and work with a global network of technology companies to architect new system designs, influence the direction of future development, and integrate new technologies into our products. Through this collaborative, customer-focused approach, we strive to deliver new and relevant products and services to the market quickly and efficiently. Our research, development, and engineering expenses were $693 million for Fiscal 2008, $498 million for Fiscal 2007, and $458 million for Fiscal 2006, including in-process research and development of $83 million related to acquisitions in Fiscal 2008.

Products and Services

We design, develop, manufacture, market, sell, and support a wide range of products that in many cases are customized to individual customer requirements. Our product categories include desktop PCs, servers and networking products, storage, mobility products, and software and peripherals. In addition, we offer a wide range of services. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue by Product and Service Categories” and Note 11 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

•	Desktop PCs — The XPStm and Alienware lines are targeted at customers seeking the best experiences and designs available, from multimedia capability to the highest gaming performance. The OptiPlextm line is designed to help business, government, and institutional customers manage their total cost of ownership by offering a portfolio of secure, manageable, and stable lifecycle products. The Inspirontm line of desktop computers is designed for mainstream PC users requiring the latest features for their productivity and entertainment needs. In July 2007, we introduced the Vostrotm line, which is designed to provide technology and services to suit the specific needs of small businesses.

Dell Precisiontm desktop workstations are intended for professional users who demand exceptional performance from hardware platforms optimized and certified to run sophisticated applications, such as those needed for three-dimensional computer-aided design, digital content creation, geographic information systems, computer animation, software development, computer-aided engineering, game development, and financial analysis.

•	Servers and Networking — Our standards-based PowerEdgetm line of servers is designed to offer customers affordable performance, reliability, and scalability. Options include high performance rack, blade, and tower servers for enterprise customers and aggressively priced tower servers for small organizations, networks, and remote offices. We also offer customized Dell server solutions for very large data center customers.

Our PowerConnecttm switches connect computers and servers in small-to-medium-sized networks. PowerConnecttm products offer customers enterprise-class features and reliability at a low cost.

•	Storage — We offer a comprehensive portfolio of advanced storage solutions, including storage area networks, network-attached storage, direct-attached storage, disk and tape backup systems, and removable disk backup. With our advanced storage solutions for mainstream buyers, we offer customers functionality and value while reducing complexity in the enterprise. Our storage systems are easy to deploy, manage, and maintain. The flexibility and scalability offered by Dell PowerVaulttm, Dell EqualLogic, and Dell EMC storage systems helps organizations optimize storage for diverse environments with varied requirements.

•	Mobility — The XPStm and Alienware lines of laptop computers are targeted at customers seeking the best experiences and designs available from sleek, elegant, thin, and light laptops to the highest performance gaming systems. In Fiscal 2008, we introduced the XPS M1330, an innovative mobile platform featuring a 13.3-inch high definition display and ultra-portable form factor that received awards for its unique design. The Inspirontm line of laptop computers is designed for users seeking the latest technology and high performance in a stylish and affordable package. The Latitudetm line is designed to help business, government, and institutional customers manage their total cost of ownership through managed product lifecycles and the latest offerings in performance, security, and communications. The Vostrotm line, introduced in July 2007, is designed to customize technology, services, and expertise to suit the specific needs of small businesses. The Precisiontm line of mobile workstations is intended for professional users who demand exceptional performance to run sophisticated applications.

•	Software and Peripherals — We offer Dell-branded printers and displays and a multitude of competitively priced third-party peripheral products, including software titles, printers, televisions, laptop accessories, networking and wireless products, digital cameras, power adapters, scanners, and other products.

–	Software. We sell a wide range of third-party software products, including operating systems, business and office applications, anti-virus and related security software, entertainment software, and products in various other categories. We finalized the acquisition of ASAP Software Express Inc., a leading software solutions and licensing services provider, in the fourth quarter of Fiscal 2008. As a result of this acquisition, we now offer products from over 2,000 software publishers.

–	Printers. We offer a wide array of Dell-branded printers, ranging from ink-jet all-in-one printers for consumers to large multifunction devices for corporate workgroups. All of our printers feature the Dell Ink and Toner Management Systemtm, which simplifies the purchasing process for supplies by displaying ink or toner levels on the status window during every print job and proactively prompting users to order replacement cartridges directly from Dell.

–	Displays. We offer a broad line of branded and non-branded display products, including flat panel monitors and projectors. In Fiscal 2008, we extended our consumer monitor line-up and introduced new innovations such as “True Life” and integrated camera and microphone into some of our monitors. We added the 1201MP projector to our existing projector portfolio. Across our monitors and projector product lines, we continue to win awards for quality, performance, and value.

•	Services — Our global services business offers a broad range of configurable IT services that help commercial customers and channel partners plan, implement and manage IT operations and consumers install, protect, and maintain their PCs and accessories. Our service solutions help customers simplify IT, maximizing the performance, reliability, and cost-effectiveness of IT operations. During Fiscal 2008, we acquired a number of service technologies and capabilities through strategic acquisitions of certain companies. These are being used to build-out our service capabilities.

–	Infrastructure Consulting Services. Our consulting services help customers evaluate, design, and implement standards-based IT infrastructures. These customer-oriented consulting services are designed to be focused and efficient, providing customers access to our experience and guidance on how to best architect and operate IT operations.

–	Deployment Services. Our deployment services simplify and accelerate the deployment of new systems, PCs, and TV’s in customers’ environments. Our processes and deployment technologies enable customers to get systems up and running quickly and reliably, with minimal end-user disruption.

–	Asset Recovery and Recycling Services. We offer a variety of flexible services for the secure and environmentally safe recovery and disposal of owned and leased IT equipment. Various options, including resale, recycling, donation, redeployment, employee purchase, and lease return, help customers retain value while facilitating regulatory compliance and minimizing storage costs.

–	Training Services. We help customers develop the skills and knowledge of key technologies and systems needed to increase their productivity. Courses include hardware and software training as well as PC skills and professional development classes available through instructor-led, virtual, or self-directed online courses.

–	Support Services. Our suite of scalable support services is designed for IT professionals and end-users whose needs range from basic phone support to rapid response and resolution of complex problems. We offer flexible levels of support that span from desktop and laptop PCs to complex servers and storage systems, helping customers maximize uptime and stay productive. Our support services include warranty services and proactive maintenance offerings to help prevent problems as well as rapid response and resolution of problems. These services are supported by our network of Global Command Centers in the U.S., Ireland, China, Japan, and Malaysia, providing rapid, around-the-clock support for critical commercial systems.

–	Managed Services. We offer a full suite of managed service solutions for companies who desire outsourcing of some or all of their IT management. From planning to deployment to ongoing technical support, our managed services are modular in nature so that customers can customize a plan based on their current and future needs. We can manage a portion of their IT tasks or provide an end-to-end solution.

Financial Services

We offer or arrange various customer financial services for our business and consumer customers in the U.S. through Dell Financial Services L.P. (“DFS”), a wholly-owned subsidiary of Dell as of January 2008. DFS was formerly a joint venture between Dell and CIT Group Inc. (“CIT”), and has been included in our consolidated financial statements since the third quarter of Fiscal 2004. On December 31, 2007, we purchased CIT’s remaining 30% interest in DFS, making it a wholly-owned subsidiary. Financing through DFS is one of many sources of funding that our customers may select. For additional information about our financing arrangements, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements” and Note 6 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Sales and Marketing

We sell our products and services directly to customers through dedicated sales representatives, telephone-based sales, online at www.dell.com, and through a variety of indirect sales channels. Our customers include large corporate, government, healthcare, and education accounts, as well as small-to-medium businesses and individual consumers. Within each of our geographic regions, we have divided our sales and marketing resources among these various customer groups. No single customer accounted for more than 10% of our consolidated net revenue during any of the last three fiscal years.

Our sales and marketing efforts are organized around the needs, trends, and characteristics of our customers. Our direct business model provides direct and continuous feedback from customers, thereby allowing us to develop and refine our products and marketing programs for specific customer groups. Customers may offer suggestions for current and future Dell products, services, and operations on an interactive portion of our website called Dell IdeaStorm. This constant flow of communication allows us to rapidly gauge customer satisfaction and target new or existing products.

For large business and institutional customers, we maintain a field sales force throughout the world. Dedicated account teams, which include field-based system engineers and consultants, form long-term relationships to provide our largest customers with a single source of assistance and develop specific tailored solutions for these customers. For large, multinational customers, we offer several programs designed to provide single points of contact and accountability with global account specialists, special global pricing, and consistent service and support programs across all global regions. We also maintain specific sales and marketing programs targeted at federal, state, and local governmental agencies, as well as at specific healthcare and educational customers.

We market our products and services to small-to-medium businesses and consumers primarily by advertising on television and the Internet, advertising in a variety of print media, and mailing a broad range of direct marketing publications, such as promotional pieces, catalogs, and customer newsletters.

Our business strategy also includes indirect sales channels. Outside the U.S., we sell products indirectly through selected partners to benefit from the partner’s existing customer relationships and valuable knowledge of traditional customs and logistics in the country, to mitigate credit and country risk, and because sales in some countries may be too small to warrant a direct sales business unit. In the U.S., we sell products indirectly through third-party solution providers, system integrators, and third-party resellers. In Fiscal 2008, we announced PartnerDirect, a global program that brings our existing partner initiatives under one umbrella in the U.S. PartnerDirect includes partner training and certification, deal registration, dedicated sales and customer care, and a dedicated web portal. We intend to expand the program globally. Continuing our strategy and efforts of better meeting customers’ needs and demands, we began offering select products in retail stores in several countries in the Americas, EMEA, and APJ during Fiscal 2008. These actions represent the first steps in our retail strategy, which will allow us to extend our business model to reach customers that we have not been able to reach directly.

Competition

We face intense price and product feature competition from branded and generic competitors when selling our services. In addition to several large branded companies, there are other smaller branded and generic competitors. Historically, we competed primarily based on the customer value that a direct relationship can bring — technology, performance, customer service, quality, and reliability. Our general practice is to rapidly pass on cost declines to our customers to enhance customer value.

As a result of the intensely competitive environment, we lost 1.9 points of share during calendar 2007. We lost share, both in the U.S. and internationally, as our growth did not meet overall personal computer systems growth. This was mainly due to intense competitive pressure in our U.S. Consumer business, particularly in lower priced desktops and notebooks, as well as a slight decline in our worldwide desktop shipments (compared to 5% worldwide industry growth in desktops). At the end of calendar 2007, we remained the number one supplier of personal computer systems in the U.S. and the number two supplier worldwide.

We expect that the competitive pricing environment will continue to be challenging. However, we believe that the strength of our evolving business strategy and indirect distribution channels, as well as our strong liquidity position, makes us well positioned to continue profitable growth over the long term in any business climate. For consumers, we recognize the increasing importance of product “ID”, which is the appearance, ease of use, and ability to interact with peripheral products like cameras and MP3 players, and we are focusing more resources to improve in this area.

In our financial services business we compete with the captive financing businesses of some of our competitors as well as with banks and financial institutions. While DFS is one of the many potential sources for arranging funding that may be available to our customers, we believe that our ability to offer or arrange financing for products, services, and solutions makes us competitive with banks and financial institutions.

Manufacturing and Materials

We manufacture many of the products we sell and have manufacturing locations worldwide to service our global customer base. See “Part I — Item 2 — Properties” for information about our manufacturing locations. We believe that our manufacturing processes and supply-chain management techniques provide us a competitive advantage.

Our manufacturing process consists of assembly, software installation, functional testing, and quality control. Testing and quality control processes are also applied to components, parts, sub-assemblies, and systems obtained from third-party suppliers. Quality control is maintained through the testing of components, subassemblies, and systems at various stages in the manufacturing process. Quality control also includes a burn-in period for completed units after assembly, on-going production reliability audits, failure tracking for early identification of production and component problems, and information from customers obtained through services and support programs. We are certified, worldwide, by the International Standards Organization to the requirements of ISO 9001: 2000. This certification includes our design, manufacture, and service of computer products in all of our locations.

We have relationships with third-party original equipment manufacturers that build some of our products to our specifications. In addition, we are continuing to expand our use of original design manufacturing partnerships and manufacturing outsourcing relationships in order to generate cost efficiencies, deliver products faster, and better serve our customers in certain segments and geographical areas.

We purchase materials, supplies, product components, and products from a large number of vendors. In some cases, multiple sources of supply are not available and we have to rely on single-source vendors. In other cases, we may establish a working relationship with a single source or a limited number of sources if we believe it is advantageous due to performance, quality, support, delivery, capacity, or price considerations. This relationship and dependency has not caused material disruptions in the past, and we believe that any disruptions that may occur because of our dependency on single- or limited-source vendors would not disproportionately disadvantage us relative to our competitors. See “Part I — Item 1A — Risk Factors” for information about the risks associated with single- or limited-sourced suppliers.

Patents, Trademarks, and Licenses

As of February 1, 2008, we held a worldwide portfolio of 1,954 patents and had an additional 2,196 patent applications pending. We also hold licenses to use numerous third party patents. To replace expiring patents, we obtain new patents through our ongoing research and development activities. The inventions claimed in our patents and patent applications cover aspects of our current and possible future computer system products, manufacturing processes, and related technologies. Our product, business method, and manufacturing process patents may establish barriers to entry in many product lines. While we use our patented inventions and also license them to others, we are not substantially dependent on any single patent or group of related patents. We have entered into a variety of intellectual property licensing and cross-licensing agreements. We have also entered into various software licensing agreements with other companies. We anticipate that our worldwide patent portfolio will be of value in negotiating intellectual property rights with others in the industry.

We have obtained U.S. federal trademark registration for the DELL word mark and the Dell logo mark. We own registrations for 66 of our other marks in the U.S. At February 1, 2008, we had pending applications for registration of 47 other trademarks. We believe that establishment of the DELL word mark and logo mark in the U.S. is material to our operations. We have also applied for or obtained registration of the DELL mark and several other marks in approximately 184 other countries.

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

Employees

At the end of Fiscal 2008, we had approximately 88,200 total employees (consisting of 82,700 regular employees and 5,500 temporary employees), compared to approximately 91,500 total employees (consisting of 83,100 regular employees, 7,200 temporary employees, and 1,200 DFS employees) at the end of Fiscal 2007. In December 2007, we purchased CIT Group Inc.’s 30% interest in DFS. As such, the total of regular employees at February 1, 2008, includes DFS employees. Approximately 29,300 of the regular employees at the end of Fiscal 2008 were located in the U.S., and approximately 53,400 were located in other countries.

In the first quarter of Fiscal 2008, we initiated a comprehensive review of costs across all processes and organizations, from product development and procurement through service and support delivery, with the goal to simplify structure, eliminate redundancies, and better align operating expenses with the current business environment and strategic growth opportunities. As part of this overall effort, we expect to further reduce headcount, exclusive of additions due to acquisitions.

Government Regulation and Environment

Our business is subject to regulation by various federal and state governmental agencies. Such regulation includes the radio frequency emission regulatory activities of the U.S. Federal Communications Commission; the anti-trust regulatory activities of the U.S. Federal Trade Commission, the Department of Justice, and the European Union; the consumer protection laws of the Federal Trade Commission; the export regulatory activities of the U.S. Department of Commerce and the U.S. Department of Treasury; the import regulatory activities of U.S. Customs and Border Protection; the product safety regulatory activities of the U.S. Consumer Product Safety Commission; and environmental regulation by a variety of regulatory authorities in each of the areas in which we conduct business. We are also subject to regulation in other countries where we conduct business. We were not assessed any environmental fines, nor did we have any material environmental remediation or other environmental costs during Fiscal 2008.

Sustainability

Our focus on business efficiencies and customer satisfaction drives our environmental stewardship program in all areas of our business — reducing product energy consumption, reducing or eliminating materials for disposal, prolonging product life spans, and providing effective and convenient equipment recovery solutions. We are committed to becoming the “greenest technology company on the planet”, a long-term initiative we announced in June 2007. This multi-faceted campaign focuses on driving internal business innovations and efficiencies, enhancing customer satisfaction, and partnering with suppliers and people of all ages who care about the environment.

In Fiscal 2008, we announced our commitment to becoming carbon neutral in calendar year 2008. In partnership with The Conservation Fund and Carbonfund.org, we launched the “Plant a Tree for Me” program, which enables customers to offset the electricity required to power their computers. We also extended our commitment to design the most energy efficient products in our industry. Several of our workstations, desktops and laptops met Energy Star 4.0 ahead of a deadline set by the EPA. We are a founding partner of Green Grid, a global consortium dedicated to developing and promoting energy efficiency for data centers and information services.

We are committed to making recycling free and easy, and remain focused on raising consumer awareness about the importance of recycling and increasing the volume of products we recover from consumers. During Fiscal 2007, we voluntarily initiated a no-charge recycling program for our U.S. customers. This recycling offer is designed for consumers and includes responsible recycling of used Dell-branded computers and peripheral equipment at no-charge; this service does not require a replacement purchase. We also help commercial customers responsibly and securely manage the retirement of used information technology through our product recovery services. Since November 2003, we have offered a no-charge recycling program for Dell-branded products in Europe and also currently offer no-charge consumer recycling in Canada. Since 2004, we have offered U.S. consumers no-charge recycling of any brand of used computer or printer with the purchase of a new Dell computer or printer.

Backlog

We believe that backlog is not a meaningful indicator of net revenue that can be expected for any period. There can be no assurance that the backlog at any point in time will translate into net revenue in any subsequent period, as unfilled orders can generally be canceled at any time by the customer. Our business model generally gives us flexibility to manage backlog at any point in time by expediting shipping or prioritizing customer orders toward products that have shorter lead times, thereby reducing backlog and increasing current period revenue. Even though backlog at the end of Fiscal 2008 was considerably higher than at the end of Fiscal 2007 and 2006, it was not material.

Geographic Areas of Operations

We conduct operations worldwide, and we manage our business in three geographic regions: the Americas, EMEA, and APJ. The Americas region, which is based in Round Rock, Texas, covers the U.S., Canada, and Latin America. Within the Americas, our business is further segmented into Americas Business and U.S. Consumer. The Americas Business segment includes sales to corporate, government, healthcare, and education customers, while the U.S. Consumer segment includes sales primarily to individual consumers and selected retailers within the U.S. We have developed and started implementing a plan to combine the consumer business of both EMEA and APJ with the U.S. Consumer business and re-align our management and financial reporting structure. We will begin reporting worldwide Consumer once we complete the global consolidation of this business, which we expect to be the first quarter of Fiscal 2009. The changes have had no impact on our operating segment structure to date. This segment will include worldwide sales to individual consumers and select retailers.

The EMEA region, which is based in Bracknell, England, encompasses Europe, the Middle East, and Africa. The APJ region, based in Singapore, covers the Asian countries of the Pacific Rim as well as Australia, New Zealand, and India.

We have invested in high growth countries such as Brazil, Russia, India, and China to design, manufacture, and support our customers, and we expect to continue our global expansion in the years ahead. Our investment in international growth opportunities contributed to an increase in non-U.S. revenue, as a percentage of consolidated net revenue, from 44% in Fiscal 2007 to 47% during Fiscal 2008, representing 14% year-over-year growth. Our continued expansion outside of the U.S. creates additional complexity in coordinating the design, development, procurement, manufacturing, distribution, and support of our increasingly complex product and service offerings. As a result, we plan to continue to add additional resources to our offices in Singapore to better coordinate certain global activities, including the management of our original design manufacturers and utilization of non-U.S. Dell and supplier production capacity where most needed in light of product demand levels that vary by region. The expanded global operations in Singapore also coordinate product design and development efforts with procurement activities and sources of supply. We intend to continue to expand our global infrastructure as our international business continues to grow. For financial information about the results of our reportable operating segments for each of the last three fiscal years, see Note 11 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Our corporate headquarters are located in Round Rock, Texas. Our manufacturing and distribution facilities are located in Austin, Texas; Winston-Salem, North Carolina; Lebanon and Nashville, Tennessee; Reno, Nevada; West Chester, Ohio; Miami, Florida; Limerick and Athlone, Ireland; Penang, Malaysia; Xiamen, China; Hortolândia, Brazil; Chennai, India; and Lodz, Poland. During Fiscal 2008, we opened business centers in Quezon City, Philippines and Kuala Lumpur, Malaysia. For additional information see “Part I — Item 2 — Properties.”

Trademarks and Service Marks

Unless otherwise noted, trademarks appearing in this report are trademarks owned by us. We disclaim proprietary interest in the marks and names of others. EMC is a registered trademark of EMC Corporation.

Available Information

We maintain an Internet website at www.dell.com. All of our reports filed with the Securities and Exchange Commission (“SEC”) (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Section 16 filings) are accessible through the Investor Relations section of our website at www.dell.com/investor, free of charge, as soon as reasonably practicable after electronic filing. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference

Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Information on our website is not incorporated by reference into this report.

Executive Officers of Dell

The following table sets forth the name, age, and position of each of the persons who were serving as our executive officers as of March 1, 2008:

Name	Age	Title

Michael S. Dell	43	Chairman of the Board and Chief Executive Officer
Donald J. Carty	61	Vice Chairman and Chief Financial Officer
Bradley R. Anderson	48	Senior Vice President, Business Product Group
Paul D. Bell	47	Senior Vice President and President, Americas
Michael R. Cannon	55	President, Global Operations
Jeffrey W. Clarke	45	Senior Vice President, Business Product Group
Andrew C. Esparza	49	Senior Vice President, Human Resources
Stephen J. Felice	50	Senior Vice President and President, Asia Pacific-Japan
Ronald G. Garriques	44	President, Global Consumer Group
Mark Jarvis	44	Senior Vice President, Chief Marketing Officer
David A. Marmonti	48	Senior Vice President and President, Europe, Middle East, and Africa
Stephen F. Schuckenbrock	47	Senior Vice President and President, Global Services and Chief Information Officer
Lawrence P. Tu	53	Senior Vice President, General Counsel and Secretary

Set forth below is biographical information about each of our executive officers.

•	Michael S. Dell — Mr. Dell currently serves as Chairman of the Board of Directors and Chief Executive Officer. He has held the title of Chairman of the Board since he founded the Company in 1984. Mr. Dell served as Chief Executive Officer of Dell from 1984 until July 2004 and resumed that role in January 2007. He serves on the Foundation Board of the World Economic Forum, serves on the executive committee of the International Business Council, and is a member of the U.S. Business Council. He also serves on the U.S. President’s Council of Advisors on Science and Technology and sits on the governing board of the Indian School of Business in Hyderabad, India.

•	Donald J. Carty — Mr. Carty joined us as Vice Chairman and Chief Financial Officer in January 2007. In that role, he is responsible for all finance functions, including controller, corporate planning, tax, treasury operations, investor relations, corporate development, risk management, and internal audit. Mr. Carty has served as a member of our Board of Directors since 1992 and continues to serve in that capacity. Mr. Carty was the Chairman and Chief Executive Officer of AMR Corporation and American Airlines from 1998 until his retirement in 2003. Prior to that, he served in a variety of executive positions with AMR Airline Group and American Airlines from 1978 to 1985 and from 1987 to 1999. Mr. Carty was President and Chief Executive Officer of CP Air in Canada from 1985 to 1987. After his retirement from AMR and American in 2003, Mr. Carty engaged in numerous business and private investment activities with a variety of companies. Mr. Carty is a graduate of Queen’s University in Kingston, Ontario and of the Harvard Graduate School of Business Administration. He is also a director of CHC Helicopter Corp. and Barrick Gold Corporation and serves as Chairman of the Board of Virgin America Airlines.

•	Bradley R. Anderson — Mr. Anderson joined us in July 2005 and serves as Senior Vice President, Business Product Group. In this role, he is responsible for worldwide engineering, design, development, and marketing of our enterprise products, including servers, networking, and storage systems. Prior to joining Dell, Mr. Anderson was Senior Vice President and General Manager of the Industry Standard Servers business at Hewlett-Packard Company (“HP”), where he was responsible for HP’s server solutions. Previously, he was Vice President of Server, Storage, and Infrastructure for HP, where he led the team responsible for server, storage, peripheral, and infrastructure products. Before joining HP in 1996, Mr. Anderson held top management positions at Cray Research in executive staff, field marketing, sales, finance, and corporate marketing. Mr. Anderson earned a bachelor of science in Petroleum Engineering from Texas A&M University and a Master of Business Administration from Harvard University. He serves on the Texas A&M Look College of Engineering Advisory Council.

•	Paul D. Bell — Mr. Bell has been with us since 1996 and has served as Senior Vice President and President, Americas since March 2007. In this role, Mr. Bell is responsible for all sales and customer support operations across the Americas region other than our consumer business. From February 2000 until March 2007, Mr. Bell served as Senior Vice President and President, Europe, Middle East, and Africa. Prior to this, Mr. Bell served as Senior Vice President, Home and Small Business. Prior to joining Dell in July 1996, Mr. Bell was a management consultant with Bain & Company for six years, including two years as a consultant on our account. Mr. Bell received bachelor’s degrees in Fine Arts and Business Administration from Pennsylvania State University and a Master of Business Administration degree from the Yale School of Organization and Management.

•	Michael R. Cannon — Mr. Cannon joined us in February 2007 as President, Global Operations. In this role, he is responsible for our manufacturing, procurement, supply chain, and facilities activities worldwide. Prior to joining Dell, Mr. Cannon was President, Chief Executive Officer, and a director of Solectron Corporation from January 2003 to February 2007, and President, Chief Executive Officer, and a director of Maxtor Corporation (now a part of Seagate Technology) from July 1996 to January 2003. Mr. Cannon has also worked at IBM’s Storage Systems Division. He began his career in engineering at The Boeing Company, where he held a management position with the Manufacturing Research and Development organization. Mr. Cannon studied mechanical engineering at Michigan State University and completed Harvard Business School’s Advanced Management Program. He currently serves on the board of Adobe Systems.

•	Jeffrey W. Clarke — Mr. Clarke has served as Senior Vice President, Business Product Group since January 2003. In this role, he is responsible for worldwide engineering, design, development, and marketing of our business client products, including Dell OptiPlextm desktops, Latitudetm notebooks, Precisiontm workstations, and Vostrotm desktops and notebooks. Mr. Clarke joined Dell in 1987 as a quality engineer and has served in a variety of engineering and management roles. In 1995 Mr. Clarke became the director of desktop development, and from November 2001 to January 2003 he served as Vice President and General Manager, Relationship Product Group. Mr. Clarke received a bachelor’s degree in Electrical Engineering from the University of Texas at San Antonio.

•	Andrew C. Esparza — Mr. Esparza joined us in 1997 as a director of Human Resources in the Product Group. He was named Senior Vice President, Human Resources in March 2007 and was named an executive officer in September 2007. In this role, he is responsible for driving the strategy and supporting initiatives to attract, motivate, develop, and retain world-class talent in support of our business goals and objectives. He also has responsibility for corporate security and corporate responsibility on a worldwide basis. He currently is an executive sponsor for aDellante, our internal networking group responsible for the development of Hispanic employees within the company. Prior to joining Dell, he held human resource positions with NCR Corporation from 1985 until 1997 and Bechtel Power Corporation from 1981 until 1985. Mr. Esparza earned a bachelor’s degree in business administration with a concentration in human resource management from San Diego State University.

•	Stephen J. Felice — Mr. Felice serves as Senior Vice President and President, Asia Pacific-Japan. He was named Senior Vice President in March 2007, after having served as Vice President, Asia Pacific-Japan since August 2005. Mr. Felice leads our operations throughout the APJ region, including sales and customer service centers in Penang, Malaysia, and Xiamen, China. Mr. Felice joined us in February 1999 and has held various executive roles in our sales and consulting services organizations. From February 2002 until July 2005, Mr. Felice was Vice President, Corporate Business Group, Dell Americas. Prior to joining Dell, Mr. Felice served as Chief Executive Officer and President of DecisionOne Corp. Mr. Felice also served as Vice President, Planning and Development, with Bell Atlantic Customer Services. He spent five years with Shell Oil in Houston. Mr. Felice holds a bachelor’s degree in business administration from the University of Iowa and a Master of Business Administration degree from the University of Houston.

•	Ronald G. Garriques — Mr. Garriques joined us in February 2007 as President, Global Consumer Group. In this role he is responsible for all aspects of our consumer business, including sales, marketing, and product design.

Before joining Dell, Mr. Garriques served in various leadership roles at Motorola from February 2001 to February 2007, where he was most recently Executive Vice President and President, responsible for the Mobile Devices division. He was also Senior Vice President and General Manager of the Europe, Middle East, and Africa region for the Personal Communications Services division, and Senior Vice President and General Manager of Worldwide Products Line Management for the Personal Communications Services division. Prior to joining Motorola, Mr. Garriques held management positions at AT&T Network Systems, Lucent Technologies, and Philips Consumer Communications. Mr. Garriques holds a master’s degree in business administration from The Wharton School at the University of Pennsylvania, a master’s degree in mechanical engineering from Stanford University, and a bachelor’s degree in mechanical engineering from Boston University.

•	Mark Jarvis — Mr. Jarvis joined us in October 2007 as Senior Vice President, Chief Marketing Officer. He is responsible for our global marketing efforts, spanning the consumer and commercial businesses, and including global brand, online, and communications. From April 2007 until October 2007, Mr. Jarvis served as a consultant to Dell in the Chief Marketing Officer role. Prior to joining Dell, Mr. Jarvis spent 14 years at Oracle, where he launched numerous products and drove highly innovative marketing programs, including Oracle’s E-Business Network and Oracle Technology Network, and also managed Oracle’s showcase OpenWorld Conference.

•	David A. Marmonti — Mr. Marmonti serves as Senior Vice President and President, Europe, Middle East, and Africa, having been appointed to that position in March 2007. In this role, he is responsible for all business operations across the EMEA region, including sales and customer call centers in the region. Mr. Marmonti joined us in 1998 and has held a variety of roles, including Vice President and General Manager of our Public Business Group; Vice President and General Manager of our Mid-Markets and Preferred Corporate Accounts segments; Vice President and General Manager of our EMEA Home and Small Business division; Vice President of Marketing & e-business for the U.S. Consumer segment; and Director and General Manager of the U.S. Asset Recovery Business. Prior to joining Dell, Mr. Marmonti spent 16 years at AT&T in a variety of senior roles, including executive positions in sales and marketing, serving corporate customers. Mr. Marmonti holds a bachelor’s degree in business administration and marketing from the University of Missouri at St. Louis.

•	Stephen F. Schuckenbrock — Mr. Schuckenbrock joined us in January 2007 as Senior Vice President and President, Global Services. In September 2007, he assumed the additional role of Chief Information Officer. He is responsible for all aspects of our services business, with worldwide responsibility for Dell enterprise service offerings, and is also responsible for our global information systems and technology structure. Prior to joining us, Mr. Schuckenbrock served as Co-Chief Operating Officer and Executive Vice President of Global Sales and Services for Electronic Data Systems Corporation (“EDS”). Before joining EDS in 2003, he was Chief Operating Officer of The Feld Group, an information technology consulting organization. Mr. Schuckenbrock served as Global Chief Information Officer for PepsiCo from 1998 to 2000. Mr. Schuckenbrock earned a bachelor’s degree in business administration from Elon University.

•	Lawrence P. Tu — Mr. Tu joined us as Senior Vice President, General Counsel and Secretary in July 2004, and is responsible for overseeing Dell’s global legal department and governmental affairs. Before joining Dell, Mr. Tu served as Executive Vice President and General Counsel at NBC Universal for three years. Prior to his position at NBC, he was a partner with the law firm of O’Melveny & Myers LLP, where he focused on high technology, internet, and media related transactions. He also served five years as managing partner of the firm’s Hong Kong office. Mr. Tu’s prior experience also includes serving as General Counsel Asia-Pacific for Goldman Sachs, attorney for the U.S. State Department, and law clerk for U.S. Supreme Court Justice Thurgood Marshall. Mr. Tu holds Juris Doctor and bachelor of arts degrees from Harvard University, as well as a master’s degree from Oxford University, where he was a Rhodes Scholar.

ITEM 1A —	RISK FACTORS

There are many risk factors that affect our business and results of operations, some of which are beyond our control. The following is a description of some of the important risk factors that may cause our actual results in future periods to differ substantially from those we currently expect or desire.

•	Declining general economic, business, or industry conditions may cause reduced net revenue. We are a global company with customers in virtually every business and industry. If the economic climate in the U.S. or abroad deteriorates, customers or potential customers could reduce or delay their technology investments, which could impact our ability to manage inventory levels, collect customer receivables, and ultimately decrease our net revenue and profitability.

•	Failure to reestablish a cost advantage may result in reduced market share, revenue, and profitability. Our success has historically been based on our ability to profitably offer products at a lower price than our competitors. However, we compete with many companies globally in all aspects of our business. If our increasing reliance on third-party original equipment manufacturers, original design manufacturing partnerships, and manufacturing outsourcing relationships fails to generate cost efficiencies, our profitability could be adversely impacted. Our profitability is also affected by our ability to negotiate favorable pricing with our vendors, including vendor rebates, marketing funds, and other vendor funding. Because these supplier negotiations are continuous and reflect the ongoing competitive environment, the variability in timing and amount of incremental vendor discounts and rebates can affect our profitability. An inability to reestablish our cost advantage or determine alternative means to deliver value to our customers may adversely affect our market share, revenue, and profitability.

•	Our ability to generate substantial non-U.S. net revenue faces many additional risks and uncertainties. Sales outside the U.S. accounted for approximately 47% of our consolidated net revenue in Fiscal 2008. Our future growth rates and success are dependent on continued growth outside the U.S., including the key developing countries of Brazil, Russia, India, and China (“BRIC”). Our international operations face many risks and uncertainties, including varied local economic and labor conditions, political instability, and unexpected changes in the regulatory environment, trade protection measures, tax laws (including U.S. taxes on foreign operations), copyright levies, and foreign currency exchange rates. Any of these factors could adversely affect our operations and profitability.

•	Our profitability may be affected by our product, customer, and geographic sales mix and by seasonal sales trends. Our profit margins vary among products, customers, and geographies. In addition, our business is subject to certain seasonal sales trends. For example, sales to government customers (particularly the U.S. federal government) are typically stronger in our third fiscal quarter, sales in EMEA are often weaker in our third fiscal quarter, and consumer sales are typically strongest during our fourth fiscal quarter. As a result of these factors, our overall profitability for any particular period will be affected by the mix of products, customers, and geographies reflected in our sales for that period, as well as by seasonality trends.

•	Infrastructure failures and breaches in data security could harm our business. We depend on our information technology and manufacturing infrastructure to achieve our business objectives. If a problem, such as a computer virus, intentional disruption by a third party, natural disaster, manufacturing failure, or telephone system failure impairs our infrastructure, we may be unable to book or process orders, manufacture, and ship in a timely manner, or otherwise carry on our business. An infrastructure disruption could damage our reputation and cause us to lose customers and revenue, result in the unintentional disclosure of company or customer information, and require us to incur significant expense to eliminate these problems and address related data security concerns. The harm to our business could be even greater if it occurs during a period of disproportionately heavy demand.

•	Our failure to effectively manage a product transition could reduce the demand for our products and the profitability of our operations. Continuing improvements in technology mean frequent new product introductions, short product life cycles, and improvement in product performance characteristics. Product transitions present execution challenges and risks for any company. If we are unable to effectively manage a product transition, our business and results of operations could be unfavorably affected.

•	Disruptions in component or product availability could unfavorably affect our performance. Our manufacturing and supply chain efficiencies give us the ability to operate with reduced levels of component and finished goods inventories. Our financial success is partly due to our supply chain management practices, including our ability to achieve rapid inventory turns. Because we maintain minimal levels of component and product inventories, a disruption in component or product availability, such as the current industry shortage of laptop batteries, could harm our financial performance and our ability to satisfy customer needs.

•	Our reliance on vendors creates risks and uncertainties. Our manufacturing process requires a high volume of quality components from third-party suppliers. Defective parts received from these suppliers could reduce product reliability and harm the reputation of our products. Reliance on suppliers subjects us to possible industry shortages of components and reduced control over delivery schedules (which can harm our manufacturing efficiencies), as well as increases in component costs (which can harm our profitability).

•	We could experience manufacturing interruptions, delays, or inefficiencies if we are unable to timely and reliably procure components and products from single-source or limited-source suppliers. We maintain several single-source or limited-source supplier relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. If the supply of a critical single- or limited-source product or component is delayed or curtailed, we may not be able to ship the related product in desired quantities and in a timely manner. For example, the current industry shortage of notebook batteries could prevent us from meeting customer demand for notebooks. Even where multiple sources of supply are available, qualification of the alternative suppliers, and establishment of reliable supplies, could result in delays and a possible loss of sales, which could harm operating results.

•	Our business is increasingly dependent on our ability to access the capital markets. We are increasingly dependent on access to debt and capital sources to provide financing for our customers and to obtain funds in the U.S. for general corporate purposes, including share repurchases and acquisitions. Additionally, we have customer financing relationships with companies whose business models rely on accessing the capital markets. The inability of these companies to access such markets could force us to self-fund transactions or forgo customer financing opportunities, potentially harming our financial performance. We believe that we will be able to obtain appropriate financing from third parties even in light of the current market conditions; nevertheless, changes in our credit ratings, deterioration in our business performance, or adverse changes in the economy could limit our ability to obtain financing from debt or capital sources or could adversely affect the terms on which we may be able to obtain any such financing, which could unfavorably affect our net revenue and profitability. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Commitments, and Contractual Cash Obligations — Liquidity.”

•	We face risks relating to our internal controls. If management is not successful in maintaining a strong internal control environment, material weaknesses could reoccur, causing investors to lose confidence in our reported financial information. This could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

•	Unfavorable results of legal proceedings could harm our business and result in substantial costs — We are involved in various claims, suits, investigations, and legal proceedings that arise from time to time in the ordinary course of our business and that are not yet resolved, including those that are set forth under Note 10 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data,” and additional claims may arise in the future. Litigation is inherently unpredictable. Regardless of the merit of the claims, litigation may be both time-consuming and disruptive to our business. Therefore, we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period. For example, we could be exposed to enforcement or other actions with respect to the continuing investigation into certain accounting and financial reporting matters being conducted by the SEC. In addition, if any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected.

•	The acquisition of other companies may present new risks. We have begun to acquire companies as a part of our overall growth strategy. These acquisitions may involve significant new risks and uncertainties, including distraction of management attention away from our current business operations, insufficient new revenue to offset expenses, inadequate return of capital, integration challenges, new regulatory requirements, and issues not discovered in our due diligence process. No assurance can be given that such acquisitions will be successful and will not adversely affect our profitability or operations.

•	Failure to properly manage the distribution of our products and services may result in reduced revenue and profitability. We use a variety of distribution methods to sell our products and services, including directly to customers and through select retailers and third-party value-added resellers. As we sell through an increasing number of indirect channels, inventory management becomes more challenging as successful demand forecasting becomes more difficult. Our inability to properly manage and balance inventory levels and potential conflicts among these various distribution methods could harm our operating results.

•	If our cost cutting measures are not successful, we may become less competitive. A variety of factors could prevent us from achieving our goal of better aligning our product and service offerings and cost structure with customer needs in the current business environment through reducing our operating expenses; reducing total costs in procurement, product design, and transformation; simplifying our structure; and eliminating redundancies. For example, we may experience delays in the anticipated timing of activities related to our cost savings plans and higher than expected or unanticipated costs to implement them. As a result, we may not achieve our expected costs savings in the time anticipated, or at all. In such case, our results of operations and profitability may be negatively impaired, making us less competitive and potentially causing us to lose market share.

•	Failure to effectively hedge our exposure to fluctuations in foreign currency exchange rates and interest rates could unfavorably affect our performance. We utilize derivative instruments to hedge our exposure to fluctuations in foreign currency exchange rates and interest rates. Some of these instruments and contracts may involve elements of market and credit risk in excess of the amounts recognized in our financial statements.

•	Our continued business success may depend on obtaining licenses to intellectual property developed by others on commercially reasonable and competitive terms. If we or our suppliers are unable to obtain desirable technology licenses, we may be prevented from marketing products; could be forced to market products without desirable features; or could incur substantial costs to redesign products, defend legal actions, or pay damages. While our suppliers may be contractually obligated to indemnify us against such expenses, those suppliers could be unable to meet their obligations. In addition, our operating costs could increase because of copyright levies or similar fees by rights holders and collection agencies in European and other countries. For a description of potential claims related to copyright levies, see Note 10 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data — Copyright Levies.”

•	Our success depends on our ability to attract, retain, and motivate our key employees. We rely on key personnel to support anticipated continued rapid international growth and increasingly complex product and service offerings. There can be no assurance that we will be able to attract, retain, and motivate the key professional, technical, marketing, and staff resources we need.

•	Loss of government contracts could harm our business. Government contracts are subject to future funding that may affect the extension or termination of programs and are subject to the right of the government to terminate for convenience or non-appropriation. In addition, if we violate legal or regulatory requirements, the government could suspend or disbar us as a contractor, which would unfavorably affect our net revenue and profitability.

•	The expiration of tax holidays or favorable tax rate structures could result in an increase of our effective tax rate in the future. Portions of our operations are subject to a reduced tax rate or are free of tax under various tax holidays that expire in whole or in part during Fiscal 2010 through Fiscal 2021. Many of these holidays may be extended when certain conditions are met. If they are not extended, then our effective tax rate would increase in the future. See Note 3 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

•	Current environmental laws, or laws enacted in the future, may harm our business. Our operations are subject to environmental regulation in all of the areas in which we conduct business. Our product design and procurement operations must comply with new and future requirements relating to the materials composition, energy efficiency and collection, recycling, treatment, and disposal of our electronics products, including restrictions on lead, cadmium, and other substances. If we fail to comply with the rules and regulations regarding the use and sale of such regulated substances, we could be subject to liability. While we do not expect that the impact of these environmental laws and other similar legislation adopted in the U.S. and other countries will have a substantial unfavorable impact on our business, the costs and timing of costs under environmental laws are difficult to predict.

•	Armed hostilities, terrorism, natural disasters, or public health issues could harm our business. Armed hostilities, terrorism, natural disasters, or public health issues, whether in the U.S. or abroad, could cause damage or disruption to us, our suppliers or customers, or could create political or economic instability, any of which could harm our business. These events could cause a decrease in demand for our products, could make it difficult or impossible for us to deliver products or for our suppliers to deliver components, and could create delays and inefficiencies in our supply chain.

ITEM 1B —	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 —	PROPERTIES

At February 1, 2008, we owned or leased a total of approximately 17.9 million square feet of office, manufacturing, and warehouse space worldwide, approximately 8.2 million square feet of which is located in the U.S. and the remainder of which is located in other countries. We believe our existing properties are suitable and adequate for our current needs and that we can readily meet our requirements for additional space at competitive rates by extending expiring leases or by finding alternative space.

Our principal executive offices, including global headquarters, are located at One Dell Way, Round Rock, Texas, United States of America. The locations of our headquarters of geographic operations at February 1, 2008 were as follows:

Americas	Europe, Middle East, Africa	Asia Pacific, including Japan
Round Rock, Texas	Bracknell, England	Singapore

Americas Properties

		Owned	Leased
Description	Principal Locations	(square feet)	(square feet)
Headquarters	• Round Rock, Texas	2.1 million	—

Business Centers(a)	• Canada – Edmonton and Ottawa • El Salvador – San Salvador • Oklahoma – Oklahoma City • Panama – Panama City • Tennessee – Nashville • Texas – Austin and Round Rock	1.1 million	1.9 million

Manufacturing and Distribution	• Brazil – Hortolândia • Florida – Miami (Alienware) • North Carolina – Winston-Salem • Ohio – West Chester • Tennessee – Lebanon and Nashville • Texas – Austin	2.9 million	700,000

Design Centers	• Texas – Austin and Round Rock	700,000	100,000

EMEA Properties

		Owned	Leased
Description	Principal Locations	(square feet)	(square feet)
Headquarters	• Bracknell, England	100,000	100,000

Business Centers(a)	• Germany – Halle • France – Montpellier • Ireland – Dublin and Limerick • Morocco – Casablanca • Slovakia – Bratislava	400,000	1.5 million

Manufacturing and Distribution	• Ireland – Limerick and Athlone (Alienware) • Poland – Lodz	1.0 million	—

APJ Properties

		Owned	Leased
Description	Principal Locations	(square feet)	(square feet)
Headquarters	• Singapore	—	50,000

Business Centers(a)	• China – Dalian and Xiamen • India – Bangalore, Gurgaon, Hyderabad, and Mohali • Japan – Kawasaki • Malaysia – Penang and Kuala Lumpur • Philippines – Metro Manila	300,000	3.2 million

Manufacturing and Distribution	• China – Xiamen • Malaysia – Penang • India – Chennai	1.1 million	150,000

Design Centers	• China – Shanghai • India – Bangalore • Singapore • Taiwan – Taipei	—	500,000

(a)	Business center locations include facilities with capacity greater than 1,000 people. Operations within these centers include sales, technical support, administrative, and support functions. Locations of smaller business centers are not listed; however, the smaller centers are included in the square footage.

In general, our Americas, EMEA, and APJ regions use properties within their geographies. However, business centers in the Philippines and India, which house sales, customer care, technical support, and administrative support functions, are used by each of our geographic regions. During Fiscal 2008, Dell opened manufacturing plants in Hortolândia, Brazil; Chennai, India; and Lodz, Poland. In addition, business centers were opened in Quezon City, Philippines and Kuala Lumpur, Malaysia. Manufacturing operations in El Dorado Do Sul, Brazil were relocated to the new plant in Hortolândia; however, the site continues in use as a business center. Business centers in McGregor, Texas and Roseburg, Oregon were closed during Fiscal 2008. Plans to open a second business center in Ottawa, Canada have been abandoned and our business center in Edmonton, Canada will be closed in early Fiscal 2009. At the end of Fiscal 2008 there were no major construction projects underway.

ITEM 3 —	LEGAL PROCEEDINGS

The information required by this item is set forth under Note 10 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data”, and is incorporated herein by reference.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information regarding our annual meeting of stockholders held on December 4, 2007, was set forth under Item — 4 in our Quarterly Report on Form 10-Q for the fiscal period ended November 2, 2007, and is incorporated herein by reference.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The NASDAQ Stock Market under the symbol DELL. Information regarding the market prices of our common stock may be found in Note 13 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Holders

At March 14, 2008, there were 30,117 holders of record of Dell common stock.

Dividends

We have never declared or paid any cash dividends on shares of our common stock and currently do not anticipate paying any cash dividends in the immediate future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors.

Issuance of Unregistered Securities

As a result of our inability to timely file our Annual Report on Form 10-K for Fiscal 2007, we suspended our sale of Dell securities under our various employee benefit plans. In preparing for that suspension, we discovered that we had inadvertently failed to file with the SEC certain registration statements relating to securities under certain of those plans, as described below.

•	Employee Stock Purchase Plan — Until February 2008, we maintained an Employee Stock Purchase Plan (the “ESPP”) that was available to substantially all of our employees worldwide. In 1994, stockholders approved additional shares for issuance under the ESPP, and we discovered that the issuance of these additional shares was never registered. Consequently, we have inadvertently issued approximately 54 million unregistered shares under this plan since 1996.

•	Retirement Plans — We maintain a 401(k) retirement savings plan that is available to substantially all of our U.S. employees and a separate retirement plan that is available to our employees in Canada. Both of those plans contain a “Dell Stock Fund”, and both plans allow participants to allocate some or all of their account balances to interests in the Dell Stock Fund. The Dell common stock held in the Dell Stock Funds is not purchased from Dell; rather, the plan trustees accumulate the plan contributions that are directed to the Dell Stock Funds and purchase for the Dell Stock Funds shares of Dell common stock in open market transactions. Nevertheless, because we sponsor the plans, we may have been required to register certain transactions in the plans related to shares of Dell common stock. We discovered that we may be deemed to have been required to file a Form S-8 in July 2003 to register additional share transactions in the 401(k) plan and a Form S-8 to register share transactions in the Canada retirement plan in 1999. Consequently, we may have inadvertently failed to register transactions in the two plans relating to up to approximately 37 million shares.

In December 2007, we filed a registration statement on Form S-8 to register future transactions in the U.S. 401(k) plan and began allowing participants in that plan to allocate some or all of their account balances to interests in the related Dell Stock Fund. The Dell Stock Fund within the Canada retirement plan remains suspended, and we are currently evaluating whether to continue to offer the Dell Stock Fund in that plan. If we do, we will file a registration statement on Form S-8 to register future transactions in that plan as soon as practicable. We have implemented monitoring and reporting procedures to ensure that in the future we timely meet our registration obligations with respect to these and other employee benefit plans.

The failure to file the registration statements noted above was inadvertent, and we have always treated the shares issued under the ESPP or held in the Dell Stock Funds under the retirement plans as outstanding for financial reporting purposes. Consequently, these unregistered transactions do not represent any additional dilution. We believe that we have always provided the employee-participants in these plans with the same information they would have received had the registration statements been filed. Nonetheless, we may be subject to civil and other penalties by regulatory authorities as a result of the failure to register.

Certain purchasers of shares in the unregistered transactions may have the right to rescind their purchases for an amount equal to the purchase price for the shares (or if the shares have been disposed of, to receive damages with respect to any loss on such disposition) plus interest from the date of purchase. The outstanding shares subject to potential rescission rights (representing 4 million shares outstanding as of February 1, 2008) are reflected as redeemable common stock on our Consolidated Statements of Financial Position. See Note 4 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for additional information.

Purchases of Common Stock

Share Repurchase Program

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. On December 3, 2007, our Board of Directors approved a new authorization for an additional $10.0 billion for share repurchases. The following table sets forth information regarding our repurchases or acquisitions of common stock during the fourth quarter of Fiscal 2008:

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares that
			Repurchased	May Yet Be
			as Part of	Repurchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Announced
Period	Repurchased	per Share	Plans	Plans(a)
	(in thousands, except average price paid per share)

Repurchases from November 3, 2007 through November 30, 2007	33	$26.85	—	$1,415,438
Repurchases from December 1, 2007 through December 28, 2007	60,390	$24.40	60,352	$9,942,709
Repurchases from December 29, 2007 through February 1, 2008	118,224	$21.39	118,166	$7,415,634

Total	178,647	$22.41	178,518

(a)	On December 3, 2007, our Board of Directors approved a new authorization for an additional $10.0 billion for share repurchases.

Stock Performance Graph

The following graph compares the cumulative total return on Dell’s common stock during the last five fiscal years with the S&P 500 Index and the Dow Jones Computer Index during the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in Dell common stock or the indices on February 1, 2003, and assumes the reinvestment of all dividends. The graph depicts the change in the value of common stock relative to the indices at the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

	End of Fiscal Year
	2003	2004	2005	2006	2007	2008

Dell Inc.	$100	$140	$172	$123	$99	$85
S&P 500 Index	100	135	143	158	181	177
Dow Jones US Computer Hardware Index	100	139	150	171	196	204

ITEM 6 — SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 8 — Financial Statements and Supplementary Data.”

The Audit Committee of our Board of Directors completed an independent investigation into certain accounting and financial reporting matters during Fiscal 2008. As a result of issues identified during the investigation, and during additional reviews and procedures conducted by management, the Audit Committee, in consultation with management and PricewaterhouseCoopers LLP, our independent registered public accounting firm, concluded on August 13, 2007 that our previously issued financial statements for Fiscal 2003, 2004, 2005, and 2006 (including the interim periods within those years), and the first quarter of Fiscal 2007, should no longer be relied upon because of certain accounting errors and irregularities in those financial statements. Accordingly, we restated our previously issued financial statements for those periods. Restated financial information is presented in our Annual Report on Form 10-K for Fiscal 2007 and is reflected in this report. That document also contains a discussion of the investigation, the accounting errors and irregularities identified, and the adjustments made as a result of the restatement.

The following balance sheet data as of February 1, 2008, February 2, 2007, and February 3, 2006, and results of operations for Fiscal 2008, 2007, 2006, and 2005 are derived from our audited financial statements included in

“Part II — Item 8 — Financial Statements and Supplementary Data” and from our previously filed Annual Report on Form 10-K for Fiscal 2007. The data for the remaining periods are derived from our unaudited financial statements for the respective periods.

	Fiscal Year Ended
		February 2,	February 3,	January 28,	January 30,
	February 1, 2008(c)	2007(c)	2006(a)	2005(b)	2004
					unaudited
	(in millions, except per share data)

Results of Operations:
Net revenue	$61,133	$57,420	$55,788	$49,121	$41,327
Gross margin	$11,671	$9,516	$9,891	$9,018	$7,563
Operating income	$3,440	$3,070	$4,382	$4,206	$3,525
Income before income taxes	$3,827	$3,345	$4,608	$4,403	$3,711
Net income	$2,947	$2,583	$3,602	$3,018	$2,625
Earnings per common share:
Basic	$1.33	$1.15	$1.50	$1.20	$1.02
Diluted	$1.31	$1.14	$1.47	$1.18	$1.00
Number of weighted-average shares outstanding:
Basic	2,223	2,255	2,403	2,509	2,565
Diluted	2,247	2,271	2,449	2,568	2,619

Cash Flow & Balance Sheet Data:
Net cash provided by operating activities	$3,949	$3,969	$4,751	$5,821	$4,064
Cash, cash equivalents and investments	$9,532	$12,445	$11,756	$14,101	$11,921
Total assets	$27,561	$25,635	$23,252	$23,318	$19,340
Short-term borrowings	$225	$188	$65	$74	$157
Long-term debt	$362	$569	$625	$662	$645
Total stockholders’ equity	$3,735	$4,328	$4,047	$6,412	$6,238

(a)	Results for Fiscal 2006 include charges aggregating $421 million ($338 million of other product charges and $83 million in selling, general and administrative expenses) related to the cost of servicing or replacing certain OptiPlextm systems that included a vendor part that failed to perform to our specifications, workforce realignment, product rationalizations, excess facilities, and a write-off of goodwill recognized in the third quarter. The related tax effect of these items was $96 million. Fiscal 2006 also includes an $85 million income tax benefit related to a revised estimate of taxes on the repatriation of earnings under the American Jobs Creation Act of 2004 recognized in the second quarter.

(b)	Results for Fiscal 2005 include an income tax charge of $280 million related to the repatriation of earnings under the American Jobs Creation Act of 2004 recorded in the fourth quarter.

(c)	Results for Fiscal 2008 and Fiscal 2007 include stock-based compensation expense pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). See Note 5 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE:  This section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on our current expectations. Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties. For a discussion of risk factors affecting our business and prospects, see “Part I — Item 1A  — Risk Factors.” This section should be read in conjunction with “Part II — Item 8 — Financial Statements and Supplementary Data.”

Overview

Our Company

As a leading technology company, we offer a broad range of product categories, including desktop PCs, servers and networking products, storage, mobility products, software and peripherals, and services. We are the number one supplier of personal computer systems in the United States, and the number two supplier worldwide.

We manufacture many of the products we sell and have manufacturing locations worldwide to service our global customer base. We believe that our manufacturing processes and supply-chain management techniques provide us a competitive advantage. We have relationships with third-party original equipment manufacturers that build some of our products to our specifications. In addition, we are continuing to expand our use of original design manufacturing relationships and manufacturing outsourcing relationships in order to generate cost efficiencies, deliver products faster and better serve our customers in certain segments and geographies.

Our core business strategy is built around our direct customer model, relevant technologies and solutions, and highly efficient manufacturing and logistics; and we are expanding that core strategy by adding new distribution channels to reach even more commercial customers and individual consumers around the world. Using this strategy, we strive to provide the best possible customer experience by offering superior value; high-quality, relevant technology; customized systems and services; superior service and support; and differentiated products and services that are easy to buy and use. Historically, our growth has been driven organically from our core businesses. Recently, we have begun to pursue a targeted acquisition strategy designed to augment select areas of our business with more products, services, and technology that our customers value.

We also offer various financing alternatives, asset management services, and other customer financial services for business and consumer customers. To reach even more customers globally we have launched new distribution channels to reach commercial customers and individual consumers around the world; we sell products indirectly through third-party solution providers, systems integrators, and third-party value-added resellers. In Fiscal 2008, we announced PartnerDirect, a global program that brings our existing partner initiatives under one umbrella in the U.S. PartnerDirect includes partner training and certification, deal registration, dedicated sales and customer care, and a dedicated web portal. We intend to expand the program globally.

We sell our products and services directly to customers and through a variety of indirect sales channels. Continuing our strategy and efforts of better meeting customers’ needs and demands, we began offering select products in retail stores in several countries in the Americas, EMEA, and APJ during Fiscal 2008. These actions represent the first steps in our retail strategy, which will allow us to extend our business model to reach customers that we have not been able to reach directly.

We have always strived to simplify and lower costs for our customers while expanding our business opportunities. To continue to meet this goal, sustain our business strategy, and improve our business, we are focused on improving our current state and reigniting growth. We believe these actions will help position us for sustainable long-term profitable growth.

•	Improving our current state — We are focused on eliminating bureaucracy and improving competitiveness by enhancing our productivity and becoming more efficient while strengthening our operating processes and internal controls. Our new and experienced executive leadership team is working together to increase productivity and efficiency across all functions. We are focused on improving product innovation by shortening our product development cycle time and examining our supply chain models. Lastly, we are examining our pricing and margin strategies to improve our profitability.

•	Reigniting growth — We are enabling our growth strategy by focusing on five key areas:

–	Global Consumer — In Fiscal 2009, our consumer segment will expand beyond the U.S. to include worldwide sales to individual consumers and select retailers as a part of an internal consolidation of our consumer business. The consolidation will improve our global sales execution and coverage through better customer alignment, targeted sales force investments in rapidly growing countries, and improved marketing tools. We are also designing new, innovative products with faster development cycles and competitive features. Lastly, we have rapidly expanded our retail business in order to reach more consumers.

–	Enterprise — We are focused on simplifying IT for our customers to allow customers to deploy IT faster, run IT at a total lower cost, and grow IT smarter. As a result of our “simplify IT” focus, we have become the industry leader in server virtualization, power, and cooling performance.

–	Notebooks — Our goal is to reclaim notebook leadership by creating the best products while shortening our development cycle and being the most innovative developer of notebooks. To help meet this goal, we have recently separated our consumer and commercial design functions and launched several notebook products. We expect to launch more notebook products in Fiscal 2009.

–	Small and Medium Business — We are focused on providing small and medium businesses the simplest and most complete IT solution by extending our channel direct program (PartnerDirect) and expanding our offerings to mid-sized businesses. We are committed to improving our storage products and services as evidenced by our new Building IT-as-a-Service solution, which provides businesses with remote and lifecycle management, e-mail backup, and software license management.

–	Emerging countries — As a part of our growth strategy, we are focusing on and investing resources in emerging countries — with an emphasis on Brazil, Russia, India, and China. We are also creating custom products and services to meet the preferences and demands of individual countries and various regions.

We continue to grow our business organically and through strategic acquisitions. During Fiscal 2008, we acquired five companies, among which the two largest were EqualLogic, Inc. (“EqualLogic”) and ASAP Software Express, Inc. (“ASAP”), and we purchased CIT Group Inc.’s (“CIT”) 30% interest in Dell Financial Services, L.P. (“DFS”). We expect to continue to periodically make strategic acquisitions in the future.

Fiscal 2008 Performance

Share position
•  We shipped 40 million units for calendar year 2007 according to IDC, resulting in a worldwide PC share position of 14.9%. After leading the worldwide PC market for the past six years, we fell to the second position for calendar year 2007. We lost share, both in the U.S. and internationally, as our growth did not meet the overall PC growth. Our U.S. Consumer segment continued to underperform, which slowed our overall growth in unit shipments, revenue, and profitability. This was mainly due to intense competitive pressure, particularly in the lower priced desktops and notebooks where competitors offered aggressively priced products with better product recognition and more relevant feature sets. A slight decline in our worldwide desktop shipments also was a factor in our losing worldwide PC share position; worldwide desktop shipments grew 5% during calendar year 2007.

Net revenue
•  Fiscal 2008 net revenue increased 6% year-over-year to $61.1 billion, with unit shipments up 5% year-over-year, as compared to Fiscal 2007 net revenue which increased 3% year-over-year to $57.4 billion on unit growth of 2% over Fiscal 2006 net revenue of $55.8 billion.

Operating income	• Operating income was $3.4 billion for Fiscal 2008, or 5.6% of net revenue compared to $3.1 billion for Fiscal 2007, or 5.4% of net revenue, and $4.4 billion or 7.9% of net revenue in Fiscal 2006.

Net income	• Net income was $2.9 billion for Fiscal 2008, or 4.8% of net revenue compared to $2.6 billion for Fiscal 2007, or 4.5% of net revenue, and $3.6 billion or 6.5% of net revenue in Fiscal 2006.

Earnings per share	• Earnings per share increased 15% to $1.31 for Fiscal 2008, compared to $1.14 for Fiscal 2007 and $1.47 for Fiscal 2006.

Results of Operations

The following table summarizes our consolidated results of operations for each of the past three fiscal years:

	Fiscal Year Ended
	February 1, 2008(a)		February 2, 2007(a)		February 3, 2006(b)
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	(in millions, except per share amounts and percentages)

Net revenue	$61,133	100.0%	$57,420	100.0%	$55,788	100.0%
Gross margin	$11,671	19.1%	$9,516	16.6%	$9,891	17.7%
Operating expenses	$8,231	13.5%	$6,446	11.2%	$5,509	9.8%
Operating income	$3,440	5.6%	$3,070	5.4%	$4,382	7.9%
Income tax provision	$880	1.4%	$762	1.3%	$1,006	1.8%
Net income	$2,947	4.8%	$2,583	4.5%	$3,602	6.5%
Earnings per share — diluted	$1.31	N/A	$1.14	N/A	$1.47	N/A

(a)	Results for Fiscal 2008 include stock-based compensation expense of $436 million, or $309 million ($0.14 per share) net of tax, and results for Fiscal 2007 include stock-based compensation expense of $368 million, or $258 million ($0.11 per share) net of tax, due to the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). We implemented SFAS 123(R) using the modified prospective method effective February 4, 2006. For additional information, see Note 5 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data”.

(b)	Results for Fiscal 2006 include charges aggregating $421 million ($338 million of other product charges and $83 million in selling, general, and administrative expenses) related to the cost of servicing or replacing certain OptiPlextm systems that include a vendor part that failed to perform to our specifications, workforce realignment, product rationalizations, excess facilities, and a write-off of goodwill recognized in the third quarter. The related tax effect of these items was $96 million. Fiscal 2006 also includes an $85 million income tax benefit related to a revised estimate of taxes on the repatriation of earnings under the American Jobs Creation Act of 2004 recognized in the second quarter.

Consolidated Operations

Fiscal 2008 revenue increased 6% year-over-year to $61.1 billion, with unit shipments up 5% year-over-year. Revenue grew across all regions: Asia Pacific-Japan (“APJ”) grew 15%; Europe, Middle East, and Africa (“EMEA”) increased 12%; and the Americas grew 3%. Revenue outside the U.S. represented approximately 47% of Fiscal 2008 net revenue, compared to approximately 44% in the prior year. Outside the U.S., we produced 14% year-over-year revenue growth for Fiscal 2008; however, our unit growth was below the overall unit growth rate of the international PC market. During Fiscal 2008, the U.S. dollar weakened relative to the other principal currencies in which we transact business; however, as a result of our hedging activities, foreign currency fluctuations did not have a significant impact on our consolidated results of operations. Combined Brazil, Russia, India, and China (“BRIC”) revenue growth during Fiscal 2008 was 27%. To continue to capitalize on and increase international growth, we are tailoring solutions to meet specific regional needs, enhancing relationships to provide customer choice and flexibility, and expanding into these and other emerging countries that represent 85% of the world’s population. Within the Americas, Americas Business revenue grew by 6% and U.S. Consumer revenue declined by 12% during Fiscal 2008. Worldwide, all product categories grew revenue over the prior year other than desktop PCs, which declined 1% as consumers continue to migrate to mobility products. Desktop PC revenue in the Americas and EMEA regions declined 4% and 3% year-over-year, respectively, as opposed to desktop PC revenue in APJ, which increased 12%.

Fiscal 2007 revenue increased 3% year-over-year to $57.4 billion, with unit shipments up 2% year-over-year. Revenue grew across the EMEA and APJ regions by 6% and 12%, respectively, while the Americas region revenue remained flat year-over-year. Revenue outside the U.S. represented approximately 44% of Fiscal 2007 net revenue, compared to approximately 41% in the prior year. Outside the U.S., we produced 10% year-over-year revenue growth for Fiscal 2007. During Fiscal 2007, Americas Business revenue grew by 3% and U.S. Consumer revenue declined by 11%. All product categories grew revenue over the prior year periods, other than desktop PCs. Desktop PC revenue in the Americas and EMEA regions declined 12% and 6% year-over-year, respectively. We believe that this decline in desktop PC revenue reflected an industry-wide shift to mobility products. Our growth underperformed the industry’s growth in Fiscal 2007, particularly in our U.S. Consumer segment, as we were out of product feature set and price position.

Operating income and net income increased 12% and 14% year-over-year to $3.4 billion and $2.9 billion, respectively, for Fiscal 2008. The increased profitability was mainly a result of strength in mobility, solid demand for enterprise products, and a favorable component-cost environment. In Fiscal 2007 and Fiscal 2006, operating and net income were $3.1 billion and $2.6 billion, and $4.4 billion and $3.6 billion, respectively. Net income for Fiscal 2006 includes an income tax repatriation benefit of $85 million pursuant to a favorable tax incentive provided by the American Jobs Creation Act of 2004. This tax benefit is related to the Fiscal 2006 repatriation of $4.1 billion in foreign earnings.

Our average selling price (total revenue per unit sold) in Fiscal 2008 increased 2% year-over-year, which primarily resulted from our pricing strategy, compared to a 1% year-over-year increase for Fiscal 2007. Our recent pricing strategy has been to concentrate on solutions sales, realign pricing, and drive a better mix of products and services, while aggressively pricing our products to remain competitive in the marketplace. In Fiscal 2008, we continued to see intense competitive pressure, particularly for lower priced desktops and notebooks, as competitors offered aggressively priced products with better product recognition and more relevant feature sets. As a result, particularly in the U.S., we lost share in the U.S. consumer segment in notebooks and desktops, which slowed our overall growth in unit shipments, revenue, and profitability. We expect that this competitive pricing environment will continue for the foreseeable future.

Revenues by Segment

We conduct operations worldwide and manage our business in three geographic regions: the Americas, EMEA, and APJ. The Americas region covers the U.S., Canada, and Latin America. Within the Americas, we are further segmented into Business and U.S. Consumer. The Americas Business (“Business”) segment includes sales to corporate, government, healthcare, small and medium business, and education customers, while the U.S. Consumer segment includes sales primarily to individual consumers and selected retailers within the U.S. We have developed and started implementing a plan to combine the consumer business of both EMEA and APJ with the U.S. Consumer business and re-align our management and financial reporting structure. We will begin reporting worldwide Consumer once we complete the global consolidation of this business, which we expect to be the first quarter of Fiscal 2009. The changes have had no impact on our operating segment structure to date. The EMEA region covers Europe, the Middle East, and Africa. The APJ region covers the Asian countries of the Pacific Rim as well as Australia, New Zealand, and India.

During the second half of Fiscal 2008, we began selling desktop and notebook computers, printers, ink, and toner through retail channels in the Americas, EMEA, and APJ in order to expand our customer base. Our goal is to have strategic relationships with a number of major retailers in our larger geographic regions. In the U.S., we currently have relationships with retailers such as Staples, Wal-Mart, and Best Buy; and in Latin America, we have relationships with retailers, including Wal-Mart and Pontofrio. Additionally, some of our relationships include Carphone Warehouse, Carrefour, Tesco, and DSGi in EMEA; and in APJ, we are working with retailers such as Gome, HiMart, Courts, and Bic Camera.

The following table summarizes our net revenue by reportable segment for each of the past three fiscal years:

	Fiscal Year Ended
	February 1, 2008		February 2, 2007		February 3, 2006
		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
	(in millions, except percentages)

Net revenue
Americas:
Business	$31,144	50.9%	$29,311	51.1%	$28,365	50.8%
U.S. Consumer	6,224	10.2%	7,069	12.3%	7,960	14.3%

Americas	37,368	61.1%	36,380	63.4%	36,325	65.1%
EMEA	15,267	25.0%	13,682	23.8%	12,887	23.1%
APJ	8,498	13.9%	7,358	12.8%	6,576	11.8%

Net revenue	$61,133	100.0%	$57,420	100.0%	$55,788	100.0%

•	Americas — Americas Business represented the majority of our absolute dollar revenue growth in both Fiscal 2008 and Fiscal 2007. During Fiscal 2008, Americas revenues increased 3% year-over-year representing 61.1% of our total net sales as compared to 63.4% in Fiscal 2007. Revenue from sales of software and peripherals and mobility products led the region’s growth during Fiscal 2008. The overall increase in net sales was partially offset by a decline in net sales of desktops. Revenue from the sale of mobility products led the region’s growth and grew by single digits in both Americas Business and U.S. Consumer in Fiscal 2007. However, this growth was also offset by the continuing trend of declines in desktop PC sales as wireless capabilities, falling prices, and a growing need for mobility have increased the preference and demand for notebooks.

–	Business — Americas Business grew revenue as well as units by 6% in Fiscal 2008, compared to 3% revenue growth on flat unit growth in Fiscal 2007. The increase in revenue in Fiscal 2008 resulted primarily from the sale of mobility products, which grew 11% in Fiscal 2008 compared to Fiscal 2007. The unit volume increases resulted from strong growth in laptops. Americas International, which includes countries in North America and Latin America other than the U.S., drove the majority of the increase in revenue in the Americas in both years. Americas International produced revenue growth of 17% year-over-year for Fiscal 2008 as compared to 19% revenue growth year-over-year in Fiscal 2007. In Fiscal 2007, the slow down of net revenue growth was due to desktop weakness, lower demand, and a significant decline in our Public business.

–	U.S. Consumer — U.S. Consumer revenue and unit volume decreased 12% and 20%, respectively, in Fiscal 2008, compared to revenue and unit decreases of 11% and 14%, respectively, in Fiscal 2007. U.S. Consumer revenue declined as compared to Fiscal 2007 primarily due to a 19% and 29% decline in desktop revenue and unit volume, respectively. In Fiscal 2008, this segment’s average selling price increased 10% year-over-year compared to a 3% year-over-year increase from a year ago, mainly due to realigning prices and selling a more profitable product mix. We continue to see a shift to mobility products in U.S. Consumer and our other segments as notebooks become more affordable. In response to this environment, we have updated our business model for U.S. Consumer and have entered into a limited number of retail distribution arrangements to complement and extend the existing direct business. In the fourth quarter of Fiscal 2008, the U.S. Consumer business began to improve and posted revenue growth of 12% over the fourth quarter of Fiscal 2007, which reflects changes we have made to the business to reignite growth, including introducing four notebook families for consumers in six months. In Fiscal 2009, we expect to continue to expand our product offerings by launching 50% more new notebooks than in Fiscal 2008. U.S. Consumer revenue and unit volume decreased 11% and 14%, respectively, in Fiscal 2007 compared to revenue growth of 5% on unit growth of 9% in Fiscal 2006. U.S. Consumer revenue growth slowed as compared to Fiscal 2006 primarily due to a 25% decline in both desktop revenue and unit volume.

•	EMEA — During Fiscal 2008, EMEA represented 25% of our total consolidated net revenue as compared to 24% in Fiscal 2007. EMEA had 12% year-over-year net revenue growth as a result of unit shipment growth of

7%. Average price per unit increased 4%, which reflects the mix of products sold and a benefit from the strengthening of the Euro and British Pound against the U.S. dollar during Fiscal 2008, offset by our pricing strategy. The revenue growth was primarily a result of higher demand for mobility products, represented by a 20% increase in revenue on a unit shipment increase of 24%. Growth in services revenue also contributed to EMEA’s strong Fiscal 2008 performance as EMEA’s services revenue grew 30% year-over-year. These increases were partially offset by a 3% decrease in desktop sales. At a country level, Poland, Austria, Greece, France, and Germany experienced strong growth in Fiscal 2008. We recently reorganized our EMEA operations to focus our sales teams on specific customer types, as opposed to our previous country focus, to reignite growth and provide more consistent offerings to our customers.

In Fiscal 2007, the segment’s performance was largely attributed to growth in mobility products, where year-over-year unit volumes and revenue grew 29% and 15%, respectively, compared to 49% and 23%, respectively, in Fiscal 2006. This growth occurred primarily in France and Germany in Fiscal 2007, with Germany leading the region’s progress. The United Kingdom experienced weak demand in its consumer business, resulting in a 2% year-over-year decline in revenue for Fiscal 2007. With the exception of desktop PCs, all product categories in this region experienced growth for Fiscal 2007 compared to Fiscal 2006, with mobility, storage, and services revenues posting strong gains.

•	Asia Pacific-Japan — During Fiscal 2008, APJ’s revenue continued to improve, with 15% revenue growth year-over-year. Consistent with the EMEA segment, these increases were mainly a result of strong growth in mobility. Sales of mobility products increased 33% year-over-year and unit volume increased 32% in Fiscal 2008. Sales of mobility products grew due to a shift in customer preference from desktops to notebooks as well as the strong reception of our Inspirontm and Vostrotm notebooks. APJ also reported 20% growth in servers and networking revenue on unit growth of 5% primarily due to our focus on delivering greater value within customer data centers with our rack optimized server platforms, whose average selling prices are higher than our tower servers. These increases were partially offset by a 10% decrease in services revenue. From a country perspective, India, Thailand, Taiwan, Malaysia, and China experienced significant revenue growth during Fiscal 2008. Significant growth in India and China during Fiscal 2008 contributed to a revenue growth rate of approximately 27% for our targeted BRIC countries.

In Fiscal 2007, APJ reported 12% revenue growth on 20% unit growth. The region was led by 26% year-over-year revenue growth in China during Fiscal 2007. Fiscal 2007’s improved performance was partially offset by Japan’s results, which saw revenue decline of 5% year-over-year. In Fiscal 2007, India, South Korea, Singapore, and Malaysia produced significant year-over-year revenue growth at a higher rate than the overall region. All product categories in this region experienced revenue growth during Fiscal 2007 with mobility leading the growth with a revenue increase of 12% on unit growth of 31% during Fiscal 2007. Also driving this growth were increases in services, software and peripherals, and storage.

For additional information regarding our reportable segments, see Note 11 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Revenue by Product and Services Categories

The following table summarizes our net revenue by product category:

	Fiscal Year Ended
	February 1, 2008		February 2, 2007		February 3, 2006
		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
	(in millions, except percentage)

Net revenue:
Desktop PCs	$19,573	32%	$19,815	34%	$21,568	39%
Mobility	17,423	28%	15,480	27%	14,372	25%
Software and peripherals	9,908	16%	9,001	16%	8,329	15%
Servers and networking	6,474	11%	5,805	10%	5,449	10%
Services	5,320	9%	5,063	9%	4,207	8%
Storage	2,435	4%	2,256	4%	1,863	3%

Net revenue	$61,133	100%	$57,420	100%	$55,788	100%

•	Desktop PCs — During Fiscal 2008, revenue from desktop PCs (which includes desktop computer systems and workstations) decreased slightly from Fiscal 2007 revenue on a unit decline of 2% even though worldwide industry unit sales grew 5% during calendar 2007. The decline was primarily due to us being out of product feature and price position and consumers’ migration to mobility products. Our U.S. Consumer segment continued to perform below expectation in Fiscal 2008 with a 19% decrease in desktop revenue year-over-year; however, in the fourth quarter of Fiscal 2008, desktop revenues for U.S. Consumers grew 5% over the fourth quarter of Fiscal 2007. U.S. Consumer was the primary contributor to our worldwide full year decline in desktop revenue with EMEA also contributing to the decline with a 3% decrease in revenue during Fiscal 2008 as compared to Fiscal 2007. The decline in revenue in our U.S. Consumer and EMEA segments was offset by a strong performance in APJ, where desktop sales increased 12% during Fiscal 2008 over prior year, while desktop sales in our Americas Business segment remained relatively flat during the same time period. We will likely see rising user demand for mobility products in the foreseeable future that will contribute to a slowing demand for desktop PCs as mobility growth is expected to outpace desktop growth at a rate of approximately six-to-one. In Fiscal 2008, we introduced Vostrotm desktops specifically designed to meet the needs of small business customers.

In Fiscal 2007, revenue from desktop PCs decreased 8% year-over-year on unit decline of 5%. Desktop PCs in the Americas declined year-over-year during Fiscal 2007, but was offset by single-digit growth in the APJ region during the same period. Desktop PCs, as compared to mobility products, led Fiscal 2007 in volume; however, our desktop PC average selling price decreased 3% from Fiscal 2006 to Fiscal 2007, which contributed to the overall revenue decline.

•	Mobility — In Fiscal 2008, revenue from mobility products (which includes notebook computers and mobile workstations) grew 13% year-over-year on unit growth of 16%. All segments experienced strong growth except U.S. Consumer, whose revenue and units declined 10% during Fiscal 2008 as compared to Fiscal 2007. During the same period mobility revenue in APJ grew 33% on unit growth of 32%; EMEA revenue grew 20% on unit growth of 24%; and Americas Business revenue grew 11% on 17% unit growth. Even though we posted double-digit mobility growth during Fiscal 2008, according to IDC, industry mobility shipments grew 34% during calendar 2007. To capitalize on the industry growth in mobility, we have separated our consumer and commercial design functions — focusing our consumer team on innovation and shorter design cycles. As a result, we have launched four consumer notebook families in the past six months, including Inspirontm color laptops and XPStm laptops, for which the demand has been better than expected. As a result, the fourth quarter of Fiscal 2008 mobility revenues for U.S. Consumer grew 25% over the fourth quarter of Fiscal 2007. We also introduced Vostrotm laptops, specifically designed to meet the needs of small business customers. During the fourth quarter of Fiscal 2008, we launched our first tablet — the Latitudetm XT, the industry’s only sub-four pound convertible tablet with pen and touch capability. As notebooks become more affordable and wireless products become standardized, demand for our mobility products continues to be strong, producing robust year-over-year revenue and unit growth. We are likely to see sustained growth in our mobility products in the foreseeable future due to the continued industry-wide migration from desktop PCs to mobility products.

In Fiscal 2007, revenue from mobility products grew by 8% year-over-year as compared to 20% in the previous year. The impact of the diminished growth was particularly acute in the U.S. and led to a loss of share as compared to Fiscal 2006. The slow growth resulted from both our product feature set and related value offering, particularly in the consumer business, as well as our inability to reach certain customer sets. Our EMEA region led the growth in our mobility product category with a 15% increase in Fiscal 2007.

•	Software and Peripherals — In Fiscal 2008, revenue from software and peripherals (“S&P”) (which includes Dell-branded printers, monitors not sold with systems, plasma and LCD televisions, projectors, and a multitude of competitively priced third-party printers, televisions, software, digital cameras, and other products) increased 10% year-over-year. EMEA lead S&P revenue growth with a year-over-year increase of 14%, and Americas Business and APJ revenue growth was 11% and 10%, respectively, during Fiscal 2008 as compared to Fiscal 2007. The increase in S&P revenue is primarily attributable to strength in imaging and printing, digital displays, and software licensing. With the acquisition of ASAP, a leading software solutions and licensing services provider, in the fourth quarter of Fiscal 2008, we now offer products from over 2,000 software publishers.

In Fiscal 2007, revenue from software and peripherals increased 8% year-over-year. The overall increase in Fiscal 2007 S&P revenue was led by the APJ region with growth of 38%, while U.S. consumer sales declined 8%. This increase was primarily attributable to a 12% year-over-year increase in software revenue that was offset by declines in our imaging product revenue.

•	Servers and Networking — In Fiscal 2008, servers and networking revenue grew 12% on unit growth of 6% year-over-year as compared to industry unit growth of 8%. Our unit growth was slightly behind the growth in the overall industry, while we improved our product feature sets by transitioning to new platforms, and as we managed through the realignment of certain portions of our sales force to address sales execution deficiencies. A significant portion of the revenue growth is due to higher average selling prices, which increased 5% during Fiscal 2008 as compared to the prior year. Fourth quarter year-over-year revenue growth of 2% was below industry growth and our expectations as conservatism in the U.S. commercial sectors affected sales of our server products. All regions experienced strong year-over-year revenue growth with APJ leading the way with 20% growth on unit growth of 5%; additionally, server and networking revenue increased 16% and 8% in EMEA and the Americas, respectively. For Fiscal 2008, we were again ranked number one in the United States with a 34% share in server units shipped; worldwide we were second with a 25% share. Servers and networking remains a strategic focus area. Late in the fourth quarter, we launched our 10G blade servers — the most energy efficient blade server solution on the market. Our PowerEdge servers are ranked number one in server benchmark testing for overall performance, energy efficiency, and price.

In Fiscal 2007, servers and networking revenue grew 7% on unit growth of 6% year-over-year. During Fiscal 2007 we introduced our new ninth generation (9G) PowerEdge servers with Intel’s Xeon 5100 series processors, and we began shipping two new PowerEdge servers featuring AMD Opterontm processors, providing our customers with an additional choice for high-performance two-socket and four-socket systems. We also launched the industry’s first standards-based Quad-Core processors for two-socket blade, rack, and tower servers. These additions contributed to the 6% year-over-year revenue increase in Fiscal 2007 in the Americas Business segment.

•	Services — In Fiscal 2008, revenue from services (which includes the sale and servicing of our extended product warranties) increased 5% year-over-year compared to a 20% increase in Fiscal 2007. EMEA drove services revenue growth with a 30% increase in Fiscal 2008 as compared to Fiscal 2007, and Americas Business contributed with 3% revenue growth. This growth was offset by revenue declines in U.S. Consumer and APJ of 16% and 10%, respectively. Strong Fiscal 2008 services sales increased our deferred service revenue balance by approximately $1.0 billion in Fiscal 2008, a 25% increase to approximately $5.3 billion. In Fiscal 2007, our deferred service revenue increased $514 million or 14% to approximately $4.2 billion. During Fiscal 2008, we acquired a number of service technologies and capabilities through strategic acquisitions of certain companies. These capabilities are being used to build-out our mix of service offerings. In the first quarter of Fiscal 2009, we introduced ProSupport, which distilled ten service offerings down to two customizable packages spanning our commercial product and solutions portfolios with flexible options for service level and proactive management.

In Fiscal 2007, revenue from services increased 20% year-over-year including a 26% year-over-year growth in revenues outside the Americas. We introduced our new Platinum Plus offering during Fiscal 2007, which contributed to an increase in our premium service contracts.

•	Storage — In Fiscal 2008, storage revenue increased 8% as compared to a 21% increase in Fiscal 2007. All regions contributed to the revenue growth, led by EMEA, which experienced strong growth of 18%; additionally, APJ and the Americas increased 10% and 5%, respectively. In Fiscal 2008, we expanded both our PowerVault and Dell EMC solutions that drove both additional increases in performance and customer value. During the fourth quarter of Fiscal 2008, we completed the acquisition of EqualLogic, Inc., an industry leader in iSCSI SANs. With this acquisition, we now provide much broader product offerings for small and medium business consumers. Industry analysts believe that the iSCSI SAN space is expected to grow over 125% annually over the next five years.

In Fiscal 2007, storage revenue sustained double-digit growth with a 21% year-over-year increase. The Americas led the revenue growth in Fiscal 2007 with a year-over-year increase of 21%. In Fiscal 2007, we also announced a five-year extension to our partnership with EMC. These portfolio enhancements continue to deliver lower cost solutions for our customers.

Gross Margin

The following table presents information regarding our gross margin during each of the past three fiscal years:

	Fiscal Year Ended
	February 1, 2008		February 2, 2007		February 3, 2006
		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
	(in millions, except percentages)

Net revenue	$61,133	100.0%	$57,420	100.0%	$55,788	100.0%
Gross margin	$11,671	19.1%	$9,516	16.6%	$9,891	17.7%

During Fiscal 2008, our gross margin increased in absolute dollars and as a percentage of revenue from Fiscal 2007, driven by greater cost declines. The cost environment was more favorable in the first half of Fiscal 2008 than the second half. Our gross margin percentage was 18.8% in the fourth quarter of Fiscal 2008 as compared to 19.3% in the first quarter of Fiscal 2008. The fourth quarter was positively impacted by a $58 million reduction in accrued liabilities for a one-time adjustment related to a favorable ruling by the German Federal Supreme Court on a copyright levy case. We continue to evolve our inventory and manufacturing business model to capitalize on component cost declines, and we continuously negotiate with our suppliers in a variety of areas including availability of supply, quality, and cost. We continue to expand our utilization of original design manufacturers, manufacturing outsourcing relationships, and new distribution strategies to better meet customer needs and reduce product cycle times. Our goal is to introduce the latest relevant technology more quickly and to rapidly pass on component cost savings to a broader set of our customers worldwide. As we continue to evolve our inventory and manufacturing business model to capitalize on component cost declines, we continuously negotiate with our suppliers in a variety of areas including availability of supply, quality, and cost. These real-time continuous supplier negotiations support our business model, which is able to respond quickly to changing market conditions due to our direct customer model and real-time manufacturing. Because of the fluid nature of these ongoing negotiations, the timing and amount of supplier discounts and rebates vary from time to time. In addition, a focus on more richly configured customer solutions and a better mix of products and services yielded a better balance of profitability and revenue growth. In general, gross margin and margins on individual products will remain under downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of raw materials, and outside manufacturing services. In response to these competitive pricing pressures, we expect to continue to take pricing actions with respect to our products. We are continuing to identify opportunities to improve our competitiveness, including lowering costs and improving productivity. One example of these opportunities is our announcement on March 31, 2008, that we will close our desktop manufacturing facility in Austin, Texas. In addition, we will take further actions to reduce total costs in design, materials, and operating expenses. Initial benefits of these opportunities are expected in the second half of Fiscal 2009.

In Fiscal 2007, our gross margin declined as compared to Fiscal 2006, while revenue increased year-over-year. Throughout Fiscal 2007, industry-wide competition put pressure on average selling prices while our pricing and product strategy evolved. In Fiscal 2007, we added a second source of micro processors (“chip sets”) ending a long-standing practice of sourcing from only one manufacturer. We believe that moving to more than one supplier of chip sets is beneficial for customers long-term, as it adds choice and ensures access to the most current technologies. During the transition from sole to dual sourcing of chip sets, gross margin was negatively impacted as we re-balanced our product and category mix. In addition, commodity price declines stalled during Fiscal 2007.

Operating Expenses

The following table presents information regarding our operating expenses during each of the past three fiscal years:

	Fiscal Year Ended
					February 3, 2006
	February 1, 2008		February 2, 2007			% of
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Revenue
	(in millions, except percentages)

Operating expenses:
Selling, general, and administrative	$7,538	12.4%	$5,948	10.3%	$5,051	9.0%
Research, development, and engineering	610	1.0%	498	0.9%	458	0.8%
In-process research and development	83	0.1%	-	-	-	-

Operating expenses	$8,231	13.5%	$6,446	11.2%	$5,509	9.8%

•	Selling, General, and Administrative — During Fiscal 2008, selling, general, and administrative expenses increased 27% to $7.5 billion. The increase was primarily due to investigation costs, higher compensation and benefits expense, and increased outside consulting fees. Expenses related to the United States Securities and Exchange Commission (“SEC”) and Audit Committee investigations were $160 million and $100 million for Fiscal 2008 and Fiscal 2007, respectively. Fiscal 2008 results also include $76 million (of the total of $107 million) of additional expense for cash payments for expiring stock options, and selling, general, and administrative expenses related to headcount and infrastructure reductions were $92 million. In addition, compensation related expenses, which includes the aforementioned expiring stock options expense and headcount reductions, increased in Fiscal 2008 compared to Fiscal 2007. Employee bonus expense also increased substantially in Fiscal 2008 compared to Fiscal 2007 when bonuses were paid at a reduced amount.

During Fiscal 2007, selling, general, and administrative expenses increased 18% to $5.9 billion, compared to $5.1 billion for Fiscal 2006. The increase in Fiscal 2007 as compared to Fiscal 2006 was primarily attributed to increased compensation costs and outside consulting services. The compensation increase was largely due to increased stock-based compensation expense due to the adoption of SFAS 123(R) ($272 million), and the higher outside consulting services costs were mainly due to the SEC and Audit Committee investigations ($100 million). In addition, during Fiscal 2007, we made incremental customer experience investments of $150 million to improve customer satisfaction, repurchase preferences, as well as technical support. As a result, we increased our headcount through direct hiring and replacing of temporary staff with regular employees.

•	Research, Development, and Engineering — Research, development, and engineering expenses increased 22% to $610 million compared to $498 million in Fiscal 2007. The increase in research, development, and engineering was primarily driven by significantly higher compensation costs. The higher compensation costs are partially attributed to increased focused investments in research and development (“R&D”), which are critical to our future growth and competitive position in the marketplace. During Fiscal 2008, we implemented our “Simplify IT” initiative for our customers. R&D is the foundation for this initiative, which is aimed at allowing customers to deploy IT faster, run IT at a lower total cost, and grow IT smarter. In Fiscal 2007, research, development, and engineering expense increased in absolute dollars compared to Fiscal 2006 due to increased staffing levels, product development costs, and stock-based compensation expense resulting from the adoption of SFAS 123(R).

We manage our research, development, and engineering spending by targeting those innovations and products most valuable to our customers, and by relying upon the capabilities of our strategic partners. We will continue to invest in research, development, and engineering activities to support our growth and to provide for new, competitive products. We obtained 1,954 worldwide patents and have applied for 2,196 additional worldwide patents at February 1, 2008.

•	In-Process Research and Development — We recognized in-process research and development (“IPR&D”) charges in connection with acquisitions accounted for as business combinations, as more fully described in Note 7 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.” During Fiscal 2008, we recorded IPR&D charges of $83 million. Prior to Fiscal 2008, there were no IPR&D charges related to acquisitions.

On May 31, 2007, we announced that we had initiated a comprehensive review of costs across all processes and organizations with the goal to simplify structure, eliminate redundancies, and better align operating expenses with the current business environment and strategic growth opportunities. These efforts are continuing. Since this announcement and through the end of Fiscal 2008, we have reduced headcount by 3,200, excluding acquisitions, and strategically closed some of our facilities. As noted above, we expect to take further action to continue to reduce our cost structure in Fiscal 2009 to improve our competitiveness and increase productivity.

Stock-Based Compensation

We use the 2002 Long-Term Incentive Plan, amended in December 2007, for stock-based incentive awards. These awards can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units, or performance shares.

Stock-based compensation expense totaled $436 million for Fiscal 2008, compared to $368 million and $17 million for Fiscal 2007 and Fiscal 2006, respectively. The increase in Fiscal 2008 and Fiscal 2007 as compared to Fiscal 2006 is due to the implementation of SFAS 123(R) and cash payments of $107 million made for expired in-the-money stock options discussed below. We adopted SFAS 123(R) using the modified prospective transition method under SFAS 123(R) effective the first quarter of Fiscal 2007. Included in stock-based compensation for Fiscal 2008 and Fiscal 2007 is the fair value of stock-based awards earned during the year, including restricted stock, restricted stock units, and stock options, as well as the discount associated with stock purchased under our employee stock purchase plan (“ESPP”). The ESPP was discontinued effective February 2008 as part of an overall assessment of our benefits strategy. Prior to the adoption of SFAS 123(R), we accounted for our equity incentive plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and its related interpretations. Accordingly, stock-based compensation for the fair value of employee stock options with no intrinsic value at the grant date and the discount associated with the stock purchase under our ESPP was not recognized in net income prior to Fiscal 2007. For further discussion on stock-based compensation, see Note 5 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

At February 1, 2008 there was $93 million and $600 million of total unrecognized stock-based compensation expense related to stock options and non-vested restricted stock, respectively, with the unrecognized stock-based compensation expense expected to be recognized over a weighted-average period of 2.0 years and 1.9 years, respectively. At February 2, 2007 there was $139 million and $356 million of total unrecognized stock-based compensation expense related to stock options and non-vested restricted stock, respectively, with the unrecognized stock-based compensation expense expected to be recognized over a weighted-average period of 1.7 years and 2.4 years, respectively.

Due to our inability to timely file our Annual Report on Form 10-K for Fiscal 2007, we suspended the exercise of employee stock options, the vesting of restricted stock units, and the purchase of shares under the ESPP on April 4, 2007. As a result, we agreed to pay cash to current and former employees who held in-the-money stock options (options that had an exercise price less than the then current market price of the stock) that expired during the period of unexercisability. We made payments of approximately $107 million in Fiscal 2008 relating to expired in-the-money stock options. We are now current in our periodic reporting obligations and, accordingly, are permitting the exercise of employee stock options by employees and the vesting of restricted stock units. As options have again become exercisable, we do not expect to pay cash for expired in-the-money stock options in the future.

Investment and Other Income, net

The table below provides a detailed presentation of investment and other income, net for Fiscal 2008, 2007, and 2006.

	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2008	2007	2006
	(in millions)

Investment and other income, net:
Investment income, primarily interest	$496	$368	$308
Gains (losses) on investments, net	14	(5)	(2)
Interest expense	(45)	(45)	(29)
CIT minority interest	(29)	(23)	(27)
Foreign exchange	(30)	(37)	3
Gain on sale of building	-	36	-
Other	(19)	(19)	(27)

Investment and other income, net	$387	$275	$226

The increase in investment income from Fiscal 2007 to Fiscal 2008 is primarily due to earnings on higher average balances of cash equivalents and investments, partially offset by lower interest rates. In Fiscal 2007, investment income increased from the prior year primarily due to rising interest rates, partially offset by a decrease in interest income earned on lower average balances of cash equivalents and investments. The gains in Fiscal 2008 as compared to losses in Fiscal 2007 and Fiscal 2006 are mainly the result of sales of securities. The increase from Fiscal 2006 to Fiscal 2007 in interest expense is due to an increase in the effective rate on the debt swap agreements and the start of the commercial paper program in Fiscal 2007. The increase in foreign exchange loss in Fiscal 2008 and Fiscal 2007 relative to Fiscal 2006 is mainly due to higher net losses on derivative instruments. The gain on sale of building relates to the sale of a building in EMEA.

Income Taxes

Our effective tax rate was 23.0%, 22.8%, and 21.8% for Fiscal 2008, 2007, and 2006, respectively. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income and permanent differences between the book and tax treatment of certain items. We reported an effective tax rate of approximately 23.0% for Fiscal 2008, as compared to 22.8% for Fiscal 2007. In the fourth quarter of Fiscal 2008, we were able to access $5.3 billion in cash from a subsidiary outside of the U.S. to fund share repurchases, acquisitions, and the continued growth of DFS. Accessing the cash slightly increased our effective tax rate. The taxes related to accessing the foreign cash and nondeductibility of the in-process research and development acquisition charges were offset primarily by the increase of our consolidated profitability in lower tax rate jurisdictions during Fiscal 2008. For Fiscal 2007, we reported an effective tax rate of approximately 22.8%, as compared to 21.8% for Fiscal 2006. The increase in our Fiscal 2007 effective tax rate compared to Fiscal 2006 is due to the $85 million tax reduction in the second quarter of Fiscal 2006 discussed below, offset by a higher proportion of our operating profits being generated in lower foreign tax jurisdictions during Fiscal 2007. Our foreign earnings are generally taxed at lower rates than in the United States. As a result, sales growth and related profit earned outside of the U.S. in lower tax jurisdictions is expected to lower our operational effective tax rate in future periods.

We adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes —  an Interpretation of FASB Statement No. 109 (“FIN 48”) effective February 3, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income taxes recognized in our financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The adoption of FIN 48 resulted in a decrease to stockholders’ equity of approximately $62 million in the first quarter of Fiscal 2008. For a further discussion of the impact of FIN 48, see Note 3 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. Among other items, that act created a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%, versus the U.S. federal statutory rate of 35%. In the fourth quarter of Fiscal 2005, we recorded an initial estimated income tax charge of $280 million based on the decision to repatriate $4.1 billion of foreign earnings. This tax charge included an amount relating to a drafting oversight that Congressional leaders expected to correct in calendar year 2005. On May 10, 2005, the Department of Treasury issued further guidance that addressed the drafting oversight. In the second quarter of Fiscal 2006, we reduced our original estimate of the tax charge by $85 million as a result of the guidance issued by the Treasury Department. At February 3, 2006, we had completed the repatriation of the $4.1 billion in foreign earnings

Financing Receivables and Off-Balance Sheet Arrangements

Financing Receivables — At February 1, 2008, our financing receivables balance was $2.1 billion of which $1.6 billion represents customer receivables. Customer receivables increased 16% from our balance at February 2, 2007. This increase primarily reflects our contractual right to fund a greater percentage of customer receivables as CIT’s funding rights decrease. As our funding rights increase, we expect continued growth in customer financing receivables, subject to the outcome of the strategic review noted below. To manage this growth, we will continue to balance the use of our own working capital and other sources of liquidity. The key decision factors in the analysis are the cost of funds, required credit enhancements, and the ability to access the capital markets. Of the customer receivables balance, $444 million represented balances which were due from CIT in connection with specified promotional programs. Given the recent volatility in the credit markets, we are closely monitoring all of our financing receivables and are actively pursuing alternative strategies to mitigate any potential balance sheet risk. Based on our assessment of these customer financing receivables and the associated risks, we believe that we are adequately reserved. See Note 6 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for additional information about our financing receivables and our promotional programs.

We closely monitor credit risk of our entire portfolio. Our investment in credit risk management resources and tools allow us to constantly evaluate our portfolio credit risk. During Fiscal 2008, we took underwriting actions, including reducing our credit approval rate of subprime customers, in order to protect our portfolio from the deteriorating credit environment. We will continue to assess our portfolio risk and take additional underwriting actions, as we deem necessary. Subprime consumer receivables comprise less than 20% of the net customer financing receivables balance at February 1, 2008.

We maintain an allowance for losses to cover probable financing receivable credit losses. The allowance for losses is determined based on various factors, including historical experience, past due receivables, receivable type, and customer risk profile. Substantial changes in the economic environment or any of the factors mentioned above could change the expectation of anticipated credit losses. As of February 1, 2008 and February 2, 2007, the allowance for financing receivable losses was $96 million and $39 million, respectively. A 10% change in this allowance would not be material to our consolidated results. See Note 6 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for additional information.

We announced on March 31, 2008, that we are undertaking a strategic assessment of ownership alternatives for DFS financing activities. The assessment will primarily focus on the consumer and small-and-medium business revolving credit financing receivables and operations in the U.S., but may also include commercial leasing. The outcome of the assessment will depend on the customer, capital, and economic impact of alternative ownership structures. It is possible the assessment will result in no change to the ownership and/or operating structure. We expect to complete our assessment in the third quarter of Fiscal 2009.

Asset Securitization — During Fiscal 2008, we continued to sell customer financing receivables to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from ours. The sole purpose of the qualifying special purpose entities is to facilitate the funding of customer receivables in the capital markets. Once sold, these receivables are off-balance sheet. We determined the amount of receivables to securitize based on our funding requirements in conjunction with specific selection criteria designed for the transaction.

Off-balance sheet securitizations involve the transfer of customer financing receivables to unconsolidated qualifying special purpose entities that are accounted for as a sale in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (“SFAS 140”). Upon the sale of the customer receivables, we recognize a gain on the sale and retain an interest in the assets sold. The gain on sale ranges from 1% to 3% of the customer receivables sold. The unconsolidated qualifying special purpose entities have entered into financing arrangements with various multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. During Fiscal 2008 and Fiscal 2007, we sold $1.2 billion and $1.1 billion, respectively, of customer receivables to unconsolidated qualifying special purpose entities. The principal balance of the securitized receivables at the end of Fiscal 2008 and Fiscal 2007 was $1.2 billion and $1.0 billion, respectively.

We provide credit enhancement to the securitization in the form of over-collateralization. Receivables transferred to the qualified special purpose entities exceed the level of debt issued. We retain the right to receive collections for assets securitized exceeding the amount required to pay interest, principal, and other fees and expenses (referred to as retained interest). Our retained interest in the securitizations is determined by calculating the present value of these excess cash flows over the expected duration of the transactions. Our risk of loss related to securitized receivables is limited to the amount of our retained interest. We service securitized contracts and earn a servicing fee. Our securitization transactions generally do not result in servicing assets and liabilities, as the contractual fees are adequate compensation in relation to the associated servicing cost.

In estimating the value of the retained interest, we make a variety of financial assumptions, including pool credit losses, payment rates, and discount rates. These assumptions are supported by both our historical experience and anticipated trends relative to the particular receivable pool. We review our investments in retained interests periodically for impairment, based on their estimated fair value. All gains and losses are recognized in income immediately. Retained interest balances and assumptions are disclosed in Note 6 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Our securitization programs contain standard structural features related to the performance of the securitized receivables. These structural features include defined credit losses, delinquencies, average credit scores, and excess collections above or below specified levels. In the event one or more of these features are met and we are unable to restructure the program, no further funding of receivables will be permitted and the timing of expected retained interest cash flows will be delayed which would impact the valuation of our retained interest. Should these events occur, we do not expect a material adverse affect on the valuation of the retained interest or on our ability to securitize financing receivables.

Current capital markets are experiencing an unusual period of volatility and reduced liquidity that we expect will result in higher costs and increasing credit enhancements for funding of financial assets. Our exposure to the capital markets will increase as we continue to fund additional financing receivables. We do not expect current capital market conditions to limit our ability to access liquidity for funding financing receivables in the future, as we continue to find funding sources in the capital markets.

Liquidity, Capital Commitments, and Contractual Cash Obligations

Liquidity

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the U.S.; however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed. In the fourth quarter of Fiscal 2008, we were able to access $5.3 billion in cash from a subsidiary outside of the U.S. The cash was used to fund shares repurchases, acquisitions, and the growth of DFS.

We use cash generated by operations as our primary source of liquidity and believe that internally generated cash flows are sufficient to support business operations. However, to further supplement domestic liquidity, we anticipate that we will access the capital markets in the first half of Fiscal 2009. This action is contingent upon appropriate market conditions. We intend to establish the appropriate debt levels based upon cash flow expectations, cash requirements for operations, discretionary spending—including items such as share repurchases and acquisitions—and the overall cost of capital. We do not believe that the overall credit concerns in the markets would impede our ability to access the capital markets because of the overall strength of our financial position.

We ended Fiscal 2008 with $9.5 billion in cash and investments compared to $12.4 billion at the end of Fiscal 2007. The decrease in cash and investments from Fiscal 2007 was a result of spending $4.0 billion on share repurchases and a net $2.2 billion on acquisitions, partially offset by internally generated cash flows. See “Market Risk” for discussion related to exposure to changes in the market value of our investment portfolio. In Fiscal 2008, we continued to maintain strong liquidity with cash flows from operations of $3.9 billion, compared to $4.0 billion in Fiscal 2007. The following table summarizes our ending cash, cash equivalents, and investments balances and contains a summary of our Consolidated Statements of Cash Flows for the past three fiscal years:

	Fiscal Year Ended
	February 1,	February 2,
	2008	2007
	(in millions)

Cash, cash equivalents, and investments:
Cash and cash equivalents	$7,764	$9,546
Debt securities	1,657	2,784
Equity and other securities	111	115

Cash, cash equivalents and investments	$9,532	$12,445

	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2008	2007	2006
	(in millions)

Net cash flow provided by (used in):
Operating activities	$3,949	$3,969	$4,751
Investing activities	(1,763)	1,003	4,149
Financing activities	(4,120)	(2,551)	(6,252)
Effect of exchange rate changes on cash and cash equivalents	152	71	(73)

Net (decrease) increase in cash and cash equivalents	$(1,782)	$2,492	$2,575

•	Operating Activities — Cash flows from operating activities during Fiscal 2008, 2007, and 2006 resulted primarily from net income, which represents our principal source of cash. In Fiscal 2008, the slight decrease in operating cash flows was primarily due to changes in working capital slightly offset by the increase in net income. In Fiscal 2007, the decrease in operating cash flows was primarily led by a decrease in net income, slightly offset by changes in working capital. See discussion of our cash conversion cycle in “Key Performance Metrics” below.

Upon adopting SFAS 123(R) in the first quarter of Fiscal 2007, the excess tax benefits associated with employee stock compensation are classified as a financing activity; however, the offset reduces cash flows from operations. In Fiscal 2008 and 2007, the excess tax benefit was $12 million and $80 million, respectively. Prior to adopting SFAS 123(R), operating cash flows were impacted by income tax benefits that resulted from the exercise of employee stock options. These tax benefits totaled $224 million in Fiscal 2006. These benefits are the tax effects of corporate income tax deductions (that are considered taxable income to the employee) that represent the amount by which the fair value of our stock exceeds the option strike price on the day the employee exercises a stock option. The decline in tax benefits in Fiscal 2008 and Fiscal 2007 from Fiscal 2006 is due to fewer stock option exercises.

Key Performance Metrics — Our direct business model allows us to maintain an efficient asset management system in comparison to our major competitors. We are capable of minimizing inventory risk while collecting amounts due from customers before paying vendors, thus allowing us to generate annual cash flows from operating activities that typically exceed net income. The following table presents the components of our cash conversion cycle for the fourth quarter of each of the past three fiscal years:

	February 1,	February 2,	February 3,
	2008	2007	2006

Days of sales outstanding(a)	36	31	29
Days of supply in inventory(b)	8	5	5
Days in accounts payable(c)	(80)	(78)	(77)

Cash conversion cycle	(36)	(42)	(43)

(a)	Days of sales outstanding (“DSO”) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average net revenue per day for the current quarter (90 days). At February 1, 2008, February 2, 2007, and February 3, 2006, DSO and days of customer shipments not yet recognized were 33 and 3 days, 28 and 3 days, and 26 and 3 days, respectively.

(b)	Days of supply in inventory (“DSI”) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and most recent quarterly cost of sales for each period. DSI is calculated by dividing inventory by average cost of goods sold per day for the current quarter (90 days).

(c)	Days in accounts payable (“DPO”) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold per day for the current quarter (90 days).

Our cash conversion cycle worsened by six days at February 1, 2008 as compared to February 2, 2007. This deterioration was driven by a five day increase in DSO largely attributed to timing of payments from customers, a continued shift in sales mix from domestic to international, and an increased presence in the retail channel. In addition, DSI increased by three days, which was primarily due to strategic materials purchases. The DSO and DSI declines were offset by a two-day increase in DPO largely attributed to an increase in the amount of strategic material purchases in inventory at the end of Fiscal 2008 and the number of suppliers with extended payment terms as compared to Fiscal 2007.

Our cash conversion cycle deteriorated one day at February 2, 2007 from February 3, 2006. This decline was driven by a two-day increase in DSO largely attributed to higher percentage of our revenue coming from outside the U.S., where payment terms are customarily longer and a higher percentage of revenue occurring at the end of the period. This decline was offset by a one-day increase in DPO largely attributed to an increase in the number of suppliers with extended payment terms as compared to Fiscal 2006.

We defer the cost of revenue associated with customer shipments not yet recognized as revenue until they are delivered. These deferred costs are included in our reported DSO because we believe it presents a more accurate presentation of our DSO and cash conversion cycle. These deferred costs are recorded in other current assets in our Consolidated Statements of Financial Position and totaled $519 million, $424 million, and $417 million at February 1, 2008, February 2, 2007, and February 3, 2006, respectively.

•	Investing Activities — Cash used in investing activities during Fiscal 2008 was $1.8 billion, as compared to $1.0 billion cash provided by investing activities during Fiscal 2007 and $4.1 billion provided in Fiscal 2006. Cash generated or used in investing activities principally consists of net maturities and sales or purchases of investments; net capital expenditures for property, plant, and equipment; and cash used to fund strategic acquisitions, which was approximately $2.2 billion during Fiscal 2008. In Fiscal 2008 as compared to Fiscal 2007, we re-invested a lower amount of our proceeds from the maturity or sales of investments to build liquidity for share repurchases and for cash payments made in connection with acquisitions. In Fiscal 2007 compared to Fiscal 2006, we had a lower amount of proceeds from maturities and sales of investments, and this was partially offset by an increase in capital expenditures as we continued to focus on investing in our global infrastructure in order to support our rapid global growth.

•	Financing Activities — Cash used in financing activities during Fiscal 2008 was $4.1 billion, as compared to $2.6 billion in Fiscal 2007 and $6.3 billion in Fiscal 2006. Financing activities primarily consist of the repurchase of our common stock, partially offset by proceeds from the issuance of common stock under employee stock plans and other items. In Fiscal 2008, the year-over-year increase in cash used in financing activities was due primarily to the repurchase of our common stock as the temporary suspension of our share repurchase program ended in the fourth quarter of Fiscal 2008. In Fiscal 2008, we repurchased approximately 179 million shares at an aggregate cost of $4.0 billion. In Fiscal 2007, the year-over-year decrease in cash used in financing activities was due primarily to the suspension of our share repurchase program in September 2006. During Fiscal 2007, we repurchased approximately 118 million shares at an aggregate cost of $3.0 billion compared to 204 million shares at an aggregate cost of $7.2 billion in Fiscal 2006.

We believe our ability to generate cash flows from operations on an annual basis will continue to be strong, driven mainly by our profitability, efficient cash conversion cycle, and the growth in our deferred service offerings. In order to augment our liquidity and provide us with additional flexibility, we implemented a commercial paper program with a supporting credit facility on June 1, 2006. Under the commercial paper program, we issue, from time-to-time, short-term unsecured notes in an aggregate amount not to exceed $1.0 billion. We use the proceeds for general corporate purposes. At February 1, 2008, there were no outstanding amounts or advances under the commercial paper program or supporting credit facility.

We are increasingly relying upon access to the capital markets to fund financing for our customers and to provide sources of liquidity in the U.S. for general corporate purposes, including share repurchases. We believe we will be able to access the capital markets to increase the size of our existing commercial paper program and to meet our liquidity needs. Although we believe that we will be able to maintain sufficient access to the capital markets, even in light of the current market conditions, changes in our credit ratings, deterioration in our business performance, or adverse changes in the economy could limit our access to these markets. We intend to establish the appropriate debt levels based upon cash flow expectations, cash requirements for operations, discretionary spending, including items such as share repurchases and acquisitions, and the overall cost of capital. We do not believe that the overall credit concerns in the markets would impede our ability to access the capital markets because of the overall strength of our financial position. See Note 2 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for further discussion of our commercial paper program.

Capital Commitments

Redeemable Common Stock — In prior years, we inadvertently failed to register with the SEC the issuance of some shares under certain employee benefit plans. As a result, certain purchasers of common stock pursuant to those plans may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. At February 1, 2008 and February 2, 2007, we have classified approximately 4 million shares ($94 million) and 5 million shares ($111 million), respectively, that are subject to potential rescission rights outside of stockholders’ equity because the redemption features are not within our control. We may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register. These shares have always been treated as outstanding for financial reporting purposes. See “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities — Issuance of Unregistered Securities.”

Share Repurchase Program — We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. On December 3, 2007, our Board of Directors approved a new authorization for an additional $10.0 billion for share repurchases.

We typically repurchase shares of common stock through a systematic program of open market purchases. During Fiscal 2008, we repurchased approximately 179 million shares of common stock for an aggregate cost of $4.0 billion as compared to 118 million shares at an aggregate cost of $3.0 billion in Fiscal 2007 and 204 million shares at an aggregate cost of $7.2 billion in Fiscal 2006. This significant decrease in share repurchases during Fiscal 2008 and Fiscal 2007 as compared to Fiscal 2006 is due to the temporary suspension of our share repurchase program in September 2006. We recommenced our share repurchase program in the fourth quarter of Fiscal 2008. For more information regarding share repurchases, see “Part II — Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Capital Expenditures — During Fiscal 2008 and Fiscal 2007, we spent $831 million and $896 million, respectively, on property, plant, and equipment primarily on our global expansion efforts and infrastructure investments in order to support future growth. Product demand and mix, as well as ongoing efficiencies in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Capital expenditures for Fiscal 2009, related to our continued expansion worldwide, are currently expected to reach approximately $850 million. These expenditures are expected to be funded from our cash flows from operating activities.

Restricted Cash — Pursuant to an agreement between DFS and CIT, we are required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to our private label credit card, and deferred servicing revenue. Restricted cash in the amount of $294 million and $418 million is included in other current assets at February 1, 2008 and February 2, 2007, respectively.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at February 1, 2008.

		Payments Due by Period
		Fiscal	Fiscal 2010-	Fiscal 2012-
	Total	2009	2011	2013	Beyond
	(in millions)

Contractual cash obligations:
Debt(a)	$529	$227	$2	$-	$300
Operating leases	487	92	138	92	165
Advances under credit facilities	23	23	-	-	-
Purchase obligations	893	544	348	1	-
Interest	451	33	45	43	330
Current portion of uncertain tax positions(b)	98	98	-	-	-

Contractual cash obligations	$2,481	$1,017	$533	$136	$795

(a)	Changes in the fair value of the debt where the interest rate is hedged with interest rate swap agreements are not included in the contractual cash obligations for debt as the debt is expected to be settled at par at its scheduled maturity date.

(b)	The current portion of uncertain tax positions does not include approximately $1.5 billion in additional liabilities associated with uncertain tax positions that are not expected to be liquidated in Fiscal 2009. We are unable to reliably estimate the expected payment dates for these additional non-current liabilities.

Debt — At February 1, 2008, we had outstanding $200 million in Senior Notes with the principal balance due April 15, 2008, and $300 million in Senior Debentures with the principal balance due April 15, 2028. For additional information regarding these issuances, see Note 2 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data,” which Note 2 is incorporated herein by reference.

Concurrent with the issuance of the Senior Notes and Senior Debentures, we entered into interest rate swap agreements converting our interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to our cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008, and $300 million maturing April 15, 2028.

The floating rates are based on three-month London Interbank Offered Rates plus 0.41% and 0.79% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, our effective interest rates for the Senior Notes and Senior Debentures were 5.9% and 6.2%, respectively, for Fiscal 2008.

Operating Leases — We lease property and equipment, manufacturing facilities, and office space under non-cancellable leases. Certain of these leases obligate us to pay taxes, maintenance, and repair costs.

Advances Under Credit Facilities — Dell India Pvt Ltd., our wholly-owned subsidiary, maintains unsecured short-term credit facilities with Citibank N.A. Bangalore Branch India (“Citibank India”) that provide a maximum capacity of $30 million to fund Dell India’s working capital and import buyers credit needs. Financing is available in both Indian Rupees and foreign currencies. The borrowings are extended on an unsecured basis based on our guarantee to Citibank U.S. Citibank India can cancel the facilities in whole or in part without prior notice, at which time any amounts owed under the facilities will become immediately due and payable. Interest on the outstanding loans is charged monthly and is calculated based on Citibank India’s internal cost of funds plus 0.25%. At February 1, 2008, outstanding advances from Citibank India totaled $23 million, which are included in short-term borrowings on our Consolidated Statement of Financial Position.

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

We utilize several suppliers to manufacture sub-assemblies for our products. Our efficient supply chain management allows us to enter into flexible and mutually beneficial purchase arrangements with our suppliers in order to minimize inventory risk. Consistent with industry practice, we acquire raw materials or other goods and services, including product components, by issuing to suppliers authorizations to purchase based on our projected demand and manufacturing needs. These purchase orders are typically fulfilled within 30 days and are entered into during the ordinary course of business in order to establish best pricing and continuity of supply for our production. Purchase orders are not included in the table above as they typically represent our authorization to purchase rather than binding purchase obligations.

Purchase obligations increased to $893 million at February 1, 2008, from $570 million at February 2, 2007. The significant increase is mainly due to the signing of a $450 million marketing services agreement with a vendor during the fourth quarter of Fiscal 2008, partially offset by a $99 million decrease in purchase commitments related to the improvement and construction of facilities as several projects were finished during Fiscal 2008, and a net decrease in our other purchase commitments.

Interest — See Note 2 of Notes to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for further discussion of our debt and related interest expense.

Market Risk

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks.

Foreign Currency Hedging Activities

Our objective in managing our exposures to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations on earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, we utilize foreign currency option contracts and forward contracts to hedge our exposure on forecasted transactions and firm commitments in over 20 currencies in which we transact business. The principal currencies hedged during Fiscal 2008 were the Euro, British Pound, Japanese Yen, and Canadian Dollar. We monitor our foreign currency exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions. However, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations and financial position. During Fiscal 2008, the U.S. dollar weakened relative to the other principal currencies in which we transact business.

However, as a result of our hedging activities, foreign currency fluctuations did not have a significant impact on our results of operations and financial position during Fiscal 2008, 2007, and 2006.

Based on our foreign currency cash flow hedge instruments outstanding at February 1, 2008 and February 2, 2007, we estimate a maximum potential one-day loss in fair value of approximately $57 million and $41 million, respectively, using a Value-at-Risk (“VAR”) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued our foreign currency instruments against a thousand randomly generated market price paths. Forecasted transactions, firm commitments, fair value hedge instruments, and accounts receivable and payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that will be incurred. Additionally, as we utilize foreign currency instruments for hedging forecasted and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Cash and Investments

At February 1, 2008, we have $9.5 billion of total cash, cash equivalents, and investments. Our investment policy is to manage our total cash and investments balances to preserve principal and maintain liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and through the use of third-party investment managers.

Of the $9.5 billion, $7.8 billion is classified as cash and cash equivalents. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that these investments can be liquidated for cash at short notice. As of February 1, 2008, the carrying value of our cash equivalents approximated fair value.

The remaining $1.7 billion is primarily invested in fixed income securities including government, agency, asset-backed, mortgage-backed and corporate debt securities of varying maturities at the date of acquisition. The fair value of our portfolio is affected primarily by interest rates more so than by the credit and liquidity issues currently facing the capital markets. We attempt to mitigate these risks by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with an A-1 rating, limiting the amount that can be invested in any single issuer, and by investing in short to intermediate term investments whose market value is less sensitive to interest rate changes. As of February 1, 2008, we did not hold any auction rate securities; at February 2, 2007, we held auction rate securities that had a carrying value of $255 million. The total carrying value of investments in asset-backed and mortgage-backed debt securities was approximately $550 million. Based on our investment portfolio and interest rates at February 1, 2008, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $33 million in the fair value of the investment portfolio.

We periodically review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. At February 1, 2008, the fair value of securities below their carrying value was $155 million. The unrealized loss of $9 million related to these securities has been recorded in other comprehensive income (loss), as we believe the investments are not other-than-temporarily impaired. While certain available-for-sale securities have market values below cost, we believe it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the decline in the market value is exacerbated by the overall credit concerns in the market. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis; the underlying collateral, agency ratings, and future cash flows; and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in any particular investment.

The fair value of our portfolio was based on quoted market prices, which we currently believe are indicative of fair value. We will continue to evaluate whether the inputs are market observable as we implement SFAS No. 157, Fair Value Measurements (“SFAS 157”).

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

At February 1, 2008, we had a $1.0 billion commercial paper program with a supporting $1.0 billion senior unsecured revolving credit facility. This program allows us to obtain favorable short-term borrowing rates. There were no outstanding advances under the commercial paper program at February 1, 2008. At February 2, 2007, $100 million was outstanding under the program, and the weighted-average interest rate on those outstanding short-term borrowings was 5.3%. We use the proceeds of the program and facility for general corporate purposes. We believe we will be able to access the capital markets to increase the size of our existing commercial paper program and meet our liquidity needs.

Risk Factors Affecting Our Business and Prospects

There are numerous risk factors that affect our business and the results of our operations. Some of these risks are beyond our control. These risk factors include:

•	general economic, business, and industry conditions;
•	our ability to reestablish a cost advantage over our competitors;
•	local economic and labor conditions, political instability, unexpected regulatory changes, trade protection measures, tax laws, copyright levies, and fluctuations in foreign currency exchange rates;
•	our ability to accurately predict product, customer, and geographic sales mix and seasonal sales trends;
•	information technology and manufacturing infrastructure failures;
•	our ability to effectively manage periodic product transitions;
•	our ability to maintain a strong internal control environment;
•	disruptions in component or product availability could unfavorably affect our performance;
•	our reliance on third-party suppliers for quality product components, including reliance on several single-source or limited-source suppliers;
•	our ability to access the capital markets;
•	risks relating to our internal controls;
•	unfavorable results of legal proceedings could harm our business and result in substantial costs;
•	our acquisition of other companies may present new risks;
•	our ability to properly manage the distribution of our products and services;
•	our success in achieving the benefits of our cost cutting measures;
•	effective hedging of our exposure to fluctuations in foreign currency exchange rates and interest rates;
•	obtaining licenses to intellectual property developed by others on commercially reasonable and competitive terms;
•	our ability to attract, retain, and motivate key personnel;
•	loss of government contracts;
•	expiration of tax holidays or favorable tax rate structures;
•	changing environmental laws; and
•	the effect of armed hostilities, terrorism, natural disasters, and public health issues.

For a discussion of these risk factors affecting our business and prospects, see “Part I — Item 1A — Risk Factors.”

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires certain estimates, assumptions, and judgments to be made that may affect our Consolidated Statement of Financial Position and Consolidated Statement of Income. We believe our most critical accounting policies relate to revenue recognition, business combinations, warranty accruals, income taxes, stock-based compensation, and loss contingencies. We have discussed the development, selection, and disclosure of our critical accounting policies with the Audit Committee of our Board of Directors. These critical accounting policies and our other accounting policies are also described in Note 1 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

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

Estimates also related to revenue recognition relate primarily to customer sales returns and allowance for doubtful accounts. Generally, estimates are reasonably predictable based on historical experience. The primary factors affecting our accrual for estimated customer returns include estimated return rates as well as the number of units shipped that still have a right of return as of the balance sheet date. For sales to retailers, our accrual for estimated returns is generally based on the contractual caps specified in the sales arrangements. In the absence of contractual caps, revenue is deferred until the product has been sold by the retailer, the return rights expire, or a reliable estimate of returns can be made. Factors affecting our allowance for doubtful accounts include historical and anticipated customer default rates of the various aging categories of accounts receivable and financing receivables. Each quarter, we reevaluate our estimates to assess the adequacy of our recorded accruals for customer returns and allowance for doubtful accounts, and adjust the amounts as necessary. The expense associated with the allowance for doubtful accounts is recognized as selling, general, and administrative expense.

We report revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

Business Combinations and Intangible Assets Including Goodwill — We account for business combinations using the purchase method of accounting and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet, it may be several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for the initial estimates to be subsequently revised. The results of operations of acquired businesses are included in the Consolidated Financial Statements from the acquisition date.

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. They are generally amortized on a non-straight-line approach based on the associated projected cash flows in order to match the amortization pattern to the pattern in which the economic benefits of the assets are expected to be consumed. They are reviewed for impairment if indicators of potential impairment exist. Goodwill and indefinite lived intangibles assets are tested for impairment on an annual basis in the second fiscal quarter, or sooner if an indicator of impairment occurs.

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

Stock-Based Compensation — Effective February 4, 2006, we adopted SFAS 123(R) using the modified prospective transition method which does not require revising the presentation in prior periods for stock-based compensation. Under this transition method, stock-based compensation expense for Fiscal 2008 and Fiscal 2007 includes compensation expense for all stock-based compensation awards granted prior to February 4, 2006, but not yet vested at February 3, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after February 3, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize this compensation expense net of an estimated forfeiture rate over the requisite service period of the award, which is generally the vesting term of three-to-five years for stock options and three-to-five years for restricted stock awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires the use of a valuation model to calculate the fair value of stock option awards. We have elected to use the Black-Scholes option pricing model, which incorporates various assumptions, including volatility, expected term, and risk-free interest rates. The volatility is based on a blend of implied and historical volatility of our common stock over the most recent period commensurate with the estimated expected term of our stock options. We use this blend of implied and historical volatility, as well as other economic data, because we believe such volatility is more representative of prospective trends. The expected term of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

The cost of restricted stock awards is determined using the fair market value of our common stock on the date of grant.

Prior to the adoption of SFAS 123(R), we measured compensation expense for our employee stock-based compensation plan using the intrinsic value method prescribed by APB 25. We applied the disclosure provisions of SFAS 123 such that the fair value of employee stock-based compensation was disclosed in the notes to our consolidated financial statements. Under APB 25, when the exercise price of our employee stock options equaled the market price of the underlying stock at the date of the grant, no compensation expense was recognized.

Loss Contingencies — We are subject to the possibility of various losses arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Third parties have in the past and may in the future assert claims or initiate litigation related to exclusive patent, copyright, and other intellectual property rights to technologies and related standards that are relevant to us. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for assets and liabilities measured at fair value. SFAS 157 applies to existing accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us beginning in the first quarter of Fiscal 2009. We are currently evaluating the impact that SFAS 157 may have on our results of operations, financial position, and cash flows, and we do not expect the impact to be material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007, which is our Fiscal 2009. We are currently evaluating the impact that this statement may have on our results of operations and financial position and have yet to make a decision on the elective adoption of SFAS 159.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires that the acquisition method of accounting be applied to a broader set of business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141(R) also establishes the disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and is required to be adopted by us beginning in the first quarter of Fiscal 2010. We are currently evaluating the impact that SFAS 141(R) may have on our results of operations, financial position, and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary, and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and is required to be adopted by us beginning in the first quarter of Fiscal 2010. We do not expect SFAS 160 to have an impact on our results of operations, financial position, and cash flows.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Response to this item is included in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” and is incorporated herein by reference.

ITEM 8 —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Dell Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dell Inc. and its subsidiaries (“Company”) at February 1, 2008 and February 2, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1, the Company changed the manner in which it accounts for uncertain tax positions in Fiscal 2008 and the manner in which it accounts for stock-based compensation in Fiscal 2007. As discussed in Note 6, the Company changed the manner in which it accounts for certain hybrid financial instruments in Fiscal 2008.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Austin, Texas
March 31, 2008

DELL INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	February 1,	February 2,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$7,764	$9,546
Short-term investments	208	752
Accounts receivable, net of allowance	5,961	4,622
Financing receivables, net of allowance	1,732	1,530
Inventories, net of allowance	1,180	660
Other	3,035	2,829

Total current assets	19,880	19,939
Property, plant, and equipment, net of depreciation	2,668	2,409
Investments	1,560	2,147
Long-term financing receivables, net of allowance	407	323
Goodwill	1,648	110
Intangible assets, net of amortization	780	45
Other non-current assets	618	662

Total assets	$27,561	$25,635

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$225	$188
Accounts payable	11,492	10,430
Accrued and other	4,323	5,141
Short-term deferred service revenue	2,486	2,032

Total current liabilities	18,526	17,791
Long-term debt	362	569
Long-term deferred service revenue	2,774	2,189
Other non-current liabilities	2,070	647

Total liabilities	23,732	21,196

Commitments and contingencies (Note 10)

Redeemable common stock and capital in excess of $.01 par value; shares issued and outstanding: 4 and 5, respectively (Note 4)	94	111

Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	-	-
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 3,320 and 3,307, respectively; shares outstanding: 2,060 and 2,226, respectively	10,589	10,107
Treasury stock at cost: 785 and 606 shares, respectively	(25,037)	(21,033)
Retained earnings	18,199	15,282
Accumulated other comprehensive loss	(16)	(28)

Total stockholders’ equity	3,735	4,328

Total liabilities and stockholders’ equity	$27,561	$25,635

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Fiscal Year Ended
	February 1,	February 2,	February 3
	2008	2007	2006

Net revenue	$61,133	$57,420	$55,788
Cost of net revenue(1)	49,462	47,904	45,897

Gross margin	11,671	9,516	9,891

Operating expenses:
Selling, general, and administrative(1)	7,538	5,948	5,051
In-process research and development	83	-	-
Research, development, and engineering(1)	610	498	458

Total operating expenses	8,231	6,446	5,509

Operating income	3,440	3,070	4,382
Investment and other income, net	387	275	226

Income before income taxes	3,827	3,345	4,608
Income tax provision	880	762	1,006

Net income	$2,947	$2,583	$3,602

Earnings per common share:
Basic	$1.33	$1.15	$1.50

Diluted	$1.31	$1.14	$1.47

Weighted-average shares outstanding:
Basic	2,223	2,255	2,403
Diluted	2,247	2,271	2,449

(1)	Cost of net revenue and operating expenses for the fiscal years ended February 1, 2008 and February 2, 2007, include stock-based compensation expense pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). See Note 5 of Notes to Consolidated Financial Statements for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2008	2007	2006

Cash flows from operating activities:
Net income	$2,947	$2,583	$3,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	607	471	394
Stock-based compensation	329	368	17
In-process research and development charges	83	-	-
Excess tax benefits from stock-based compensation	(12)	(80)	-
Tax benefits from employee stock plans	-	-	224
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	30	37	(3)
Other	133	61	157
Changes in:
Operating working capital	(519)	397	(53)
Non-current assets and liabilities	351	132	413

Net cash provided by operating activities	3,949	3,969	4,751

Cash flows from investing activities:
Investments:
Purchases	(2,394)	(8,343)	(6,796)
Maturities and sales	3,679	10,320	11,692
Capital expenditures	(831)	(896)	(747)
Acquisition of business, net of cash received	(2,217)	(118)	-
Proceeds from sale of building	-	40	-

Net cash (used in) provided by investing activities	(1,763)	1,003	4,149

Cash flows from financing activities:
Repurchase of common stock	(4,004)	(3,026)	(7,249)
Issuance of common stock under employee plans	136	314	1,051
Excess tax benefits from stock-based compensation	12	80	-
(Repayment) issuance of commercial paper, net	(100)	100	-
Repayments of borrowings	(165)	(63)	(81)
Proceeds from borrowings	66	52	55
Other	(65)	(8)	(28)

Net cash used in financing activities	(4,120)	(2,551)	(6,252)

Effect of exchange rate changes on cash and cash equivalents	152	71	(73)

Net (decrease) increase in cash and cash equivalents	(1,782)	2,492	2,575
Cash and cash equivalents at beginning of year	9,546	7,054	4,479

Cash and cash equivalents at end of year	$7,764	$9,546	$7,054

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock and					Accumulated
	Capital in Excess of					Other
	Par Value		Treasury Sock			Comprehensive
	Issued Shares	Amount	Shares	Amount	Retained Earnings	Loss	Other	Total

Balances at January 28, 2005	2,769	$8,195	284	$(10,758)	$9,097	$(78)	$(44)	$6,412
Net income	-	-	-	-	3,602	-	-	3,602
Change in net unrealized loss on investments, net of taxes	-	-	-	-	-	(24)	-	(24)
Foreign currency translation adjustments	-	-	-	-	-	(8)	-	(8)
Change in net unrealized loss on derivative instruments, net of taxes	-	-	-	-	-	9	-	9

Total comprehensive income	-	-	-	-	-	-	-	3,579
Stock issuances under employee plans, including tax benefits	49	1,308	-	-	-	-	-	1,308
Repurchases	-	-	204	(7,249)	-	-	-	(7,249)
Other	-	-	-	-	-	-	(3)	(3)

Balances at February 3, 2006	2,818	$9,503	488	$(18,007)	$12,699	$(101)	$(47)	$4,047

Net income	-	-	-	-	2,583	-	-	2,583
Change in net unrealized loss on investments, net of taxes	-	-	-	-	-	31	-	31
Foreign currency translation adjustments	-	-	-	-	-	(11)	-	(11)
Change in net unrealized gain on derivative instruments, net of taxes	-	-	-	-	-	30	-	30
Valuation of retained interests in securitized assets, net of taxes	-	-	-	-	-	23	-	23

Total comprehensive income	-	-	-	-	-	-	-	2,656
Stock issuances under employee plans(b)	14	196	-	-	-	-	-	196
Repurchases	-	-	118	(3,026)	-	-	-	(3,026)
Stock-based compensation expense under SFAS 123(R)	-	368	-	-	-	-	-	368
Tax benefit from employee stock plans	-	56	-	-	-	-	-	56
Other and shares issued to subsidiaries	475	(16)	-	-	-	-	47	31

Balances at February 2, 2007	3,307	$10,107	606	$(21,033)	$15,282	$(28)	$-	$4,328

Net income	-	-	-	-	2,947	-	-	2,947
Impact of adoption of SFAS 155	-	-	-	-	29	(23)		6
Change in net unrealized gain on investments, net of taxes	-	-	-	-	-	56	-	56
Foreign currency translation adjustments	-	-	-	-	-	17	-	17
Change in net unrealized loss on derivative instruments, net of taxes	-	-	-	-	-	(38)	-	(38)

Total comprehensive income	-	-	-	-	-	-	-	2,988
Impact of adoption of FIN 48	-	(3)	-	-	(59)	-		(62)
Stock issuances under employee plans(a)	13	153	-	-	-	-	-	153
Repurchases	-	-	179	(4,004)	-	-	-	(4,004)
Stock-based compensation expense under SFAS 123(R)	-	329	-	-	-	-	-	329
Tax benefit from employee stock plans	-	3	-	-	-	-	-	3

Balance at February 1, 2008	3,320	$10,589	785	$(25,037)	$18,199	$(16)	$-	$3,735

(a)	Includes 1 million shares and $17 million related to redeemable common stock. See Note 4 of Notes to Consolidated Financial Statements.

(b)	Excludes 5 million shares and $111 million related to redeemable common stock. See Note 4 of Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — Dell Inc., a Delaware corporation (both individually and together with its consolidated subsidiaries, “Dell”), offers a broad range of product categories, including desktop PCs, servers and networking products, storage, mobility products, software and peripherals, and services. Dell sells its products and services directly to customers through dedicated sales representatives, telephone-based sales, and online at www.dell.com, and through a variety of indirect sales channels. Dell’s customers include large corporate, government, healthcare, and education accounts, as well as small-to-medium businesses and individual consumers.

Fiscal Year — Dell’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal years ending February 1, 2008 and February 2, 2007 included 52 weeks, and the fiscal year ending February 3, 2006 included 53 weeks.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Dell Inc. and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions and balances have been eliminated.

Dell was formerly a partner in Dell Financial Services L.P. (“DFS”), a joint venture with CIT Group Inc. (“CIT”). Dell purchased the remaining 30% interest in DFS from CIT effective December 31, 2007; therefore, DFS is a wholly-owned subsidiary at February 1, 2008. DFS’ financial results have previously been consolidated by Dell in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), as Dell was the primary beneficiary. DFS allows Dell to provide its customers with various financing alternatives. See Note 6 of Notes to Consolidated Financial Statements for additional information.

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

Investments — Dell’s investments in debt securities and publicly traded equity securities are classified as available-for-sale and are reported at fair value (based on quoted prices and market prices) using the specific identification method. Unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity. Realized gains and losses on investments are included in investment and other income, net when realized. All other investments are initially recorded at cost. Any impairment loss to reduce an investment’s carrying amount to its fair market value is recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

Financing Receivables — Financing receivables consist of customer receivables, residual interest and retained interest in securitized receivables. Customer receivables include fixed-term loans and leases and revolving loans resulting from the sale of Dell products and services. Financing receivables are presented net of the allowance for losses. See Note 6 of Notes to Consolidated Financial Statements for additional information.

Asset Securitization — Dell sells certain financing receivables to unconsolidated qualifying special purpose entities in securitization transactions. These receivables are removed from the Consolidated Statement of Financial Position at the time they are sold in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of SFAS No. 125 (“SFAS 140”). Receivables are considered sold when the receivables are transferred beyond the reach

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of Dell’s creditors, the transferee has the right to pledge or exchange the assets, and Dell has surrendered control over the rights and obligations of the receivables. Gains and losses from the sale of fixed-term loans and leases and revolving loans are recognized in the period the sale occurs, based upon the relative fair value of the assets sold and the remaining retained interests. Subsequent to the sale, retained interest estimates are periodically updated based upon current information and events to determine the current fair value. In estimating the value of retained interest, Dell makes a variety of financial assumptions, including pool credit losses, payment rates, and discount rates. These assumptions are supported by both Dell’s historical experience and anticipated trends relative to the particular receivable pool.

Allowance for Financing Receivables Losses — Dell recognizes an allowance for losses on financing receivables in an amount equal to the probable future losses net of recoveries. The allowance for losses is determined based on a variety of factors, including historical experience, past due receivables, receivable type, and risk composition. Financing receivables are charged to the allowance at the earlier of when an account is deemed to be uncollectible or when the account is 180 days delinquent. Recoveries on receivables previously charged off as uncollectible are recorded to the allowance for doubtful accounts. See Note 6 of Notes to Consolidated Financial Statements for additional information.

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

Impairment of Long-Lived Assets — In accordance with the provisions SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Dell reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. Dell reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. During Fiscal 2008 and 2007, there were no significant impairments to long-lived assets.

Business Combinations and Intangible Assets Including Goodwill — Dell accounts for business combinations using the purchase method of accounting and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Given the time it takes to obtain pertinent information to finalize the fair value of the acquired assets and liabilities, it may be several quarters before Dell is able to finalize those initial fair value estimates. Accordingly, it is not uncommon for the initial estimates to be subsequently revised. The results of operations of acquired businesses are included in the Consolidated Financial Statements from the acquisition date.

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. They are generally amortized on a non-straight line approach based on the associated projected cash flows in order to match the amortization pattern to the pattern in which the economic benefits of the assets are expected to be consumed. They are reviewed for impairment if indicators of potential impairment exist. Goodwill and indefinite lived intangible

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets are tested for impairment on an annual basis in the second fiscal quarter, or sooner if an indicator of impairment occurs.

Foreign Currency Translation — The majority of Dell’s international sales are made by international subsidiaries, most of which have the U.S. dollar as their functional currency. Dell’s subsidiaries that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. Revenue and expenses from these international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur. The resulting gains and losses from these foreign currency translation adjustments totaled a $16 million loss, $33 million loss, and $22 million loss at February 1, 2008, February 2, 2007, and February 3, 2006, respectively, and are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

Hedging Instruments — Dell uses derivative financial instruments, primarily forwards, options, and swaps to hedge certain foreign currency and interest rate exposures. Dell also uses other derivative instruments not designated as hedges such as forwards to hedge foreign currency balance sheet exposures. Dell does not use derivatives for speculative purposes.

Dell applies SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires Dell to recognize all derivatives as either assets or liabilities in its Consolidated Statements of Financial Position and measure those instruments at fair value. See Note 2 of Notes to Consolidated Financial Statements for a full description of Dell’s derivative financial instrument activities and related accounting policies.

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

Revenue Recognition — Dell’s revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, (“SAB 104”), Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-09”) and other applicable revenue recognition guidance and interpretations. Net revenues include sales of hardware, software and peripherals, and services (including extended service contracts and professional services). Dell recognizes revenue for these products when it is realized or realizable and earned. Revenue is considered realized and earned when:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	Dell’s fee to its customer is fixed or determinable; and
•	collection of the resulting receivable is reasonably assured.

Revenue from the sale of products are recognized when title and risk of loss passes to the customer. Delivery is considered complete when products have been shipped to Dell’s customer or services have been rendered, title and risk of loss has transferred to the customer, and customer acceptance has been satisfied through obtaining acceptance from the customer, the acceptance provision lapses, or Dell has evidence that the acceptance provisions have been satisfied.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During Fiscal 2008, Dell began selling its products through retailers. Sales to Dell’s retail customers are generally made under agreements allowing for limited rights of return, price protection, rebates, and marketing development funds. Dell has generally limited these rights through contractual caps within Dell’s agreements with its retailers. Dell’s policy on sales to retailers is to recognize revenue and related costs of revenue, net of returns and price adjustments, which are estimated using the contractual caps specified in the sales arrangement. To the extent return rights or price adjustments are not limited by a contractual cap, the revenue and related cost are deferred until the product has been sold by the retailer, the rights expire, or a reliable estimate of such amounts can be made. Dell records estimated reductions to revenue or an expense for retail customer programs at the time revenue is recognized. Dell’s customer programs primarily involve rebates, which are designed to serve as sales incentives to resellers of Dell products and marketing development funds, which represent monies paid to retailers that are generally earmarked for market segment development and expansion and are designed to support Dell retail partners’ activities while also promoting Dell products. Dell accounts for customer programs in accordance with EITF 01-09.

Dell sells its products and services either separately or as part of a multiple-element arrangement. Dell allocates revenue from multiple-element arrangements to the elements based on the relative fair value of each element, which is generally based on the relative sales price of each element when sold separately. The allocation of fair value for a multiple-element arrangement involving software is based on vendor specific objective evidence (“VSOE”), or in the absence of VSOE for delivered elements, the residual method. Under the residual method, Dell allocates the residual amount of revenue from the arrangement to software licenses at the inception of the license term when VSOE for all undelivered elements, such as Post Contract Customer Support (“PCS”), exists and all other revenue recognition criteria have been satisfied. In the absence of VSOE for undelivered elements, revenue is deferred and subsequently recognized over the term of the arrangement. For sales of extended warranties with a separate contract price, Dell defers revenue equal to the separately stated price. Revenue associated with undelivered elements is deferred and recorded when delivery occurs. Product revenue is recognized, net of an allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Revenue from extended warranty and service contracts, for which Dell is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Revenue from sales of third-party extended warranty and service contracts or other products or software PCS, for which Dell is not obligated to perform, and for which Dell does not meet the criteria for gross revenue recognition under EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, is recognized on a net basis. All other revenue is recognized on a gross basis.

Dell defers the cost of shipped products awaiting revenue recognition until revenue is recognized. These deferred costs totaled $519 million and $424 million at February 1, 2008 and February 2, 2007, respectively, and are included in other current assets on Dell’s Consolidated Statement of Financial Position.

Dell records revenue from the sale of equipment under sales-type leases as product revenue at the inception of the lease. Sales-type leases also produce financing income, which Dell recognizes at consistent rates of return over the lease term. Customer revolving loan financing income is recognized when billed to the customer.

Dell reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Loss Contingencies — Dell is subject to the possibility of various losses arising in the ordinary course of business. Dell considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as Dell’s ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. Dell regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required. Third parties have in the past and may in the future assert claims or initiate litigation related to exclusive patent, copyright, and other intellectual property rights to technologies and related standards that are relevant to Dell. If any infringement or other intellectual property claim made against Dell by any third party is successful, or if Dell fails to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, Dell’s business, operating results, and financial condition could be materially and adversely affected.

Shipping Costs — Dell’s shipping and handling costs are included in cost of sales in the accompanying Consolidated Statements of Income for all periods presented.

Selling, General, and Administrative — Selling expenses include items such as sales commissions, marketing and advertising costs, and contractor services. Advertising costs are expensed as incurred and were $943 million, $836 million, and $773 million, during Fiscal 2008, 2007, and 2006 respectively. General and administrative expenses include items for Dell’s administrative functions, such as Finance, Legal, Human Resources, and Information Technology support. These functions include costs for items such as salaries, maintenance and supplies, insurance, depreciation expense, and allowance for doubtful accounts.

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

In Process Research and Development (“IPR&D”) — IPR&D represents the fair value of the technology acquired in a business combination where technological feasibility has not been established and no future alternative uses exist. IPR&D is expensed immediately upon completion of the associated acquisition.

Website Development Costs — Dell expenses, as incurred, the costs of maintenance and minor enhancements to the features and functionality of its websites.

Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Dell calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

different treatment of items for tax and accounting purposes. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences and changes in enacted tax rates could have a material impact on Dell’s consolidated results of operations or financial position.

Comprehensive Income — Dell’s comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified as available-for-sale, unrealized gains and losses related to the change in valuation of retained interests in securitized assets, foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. Upon the adoption of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140, (“SFAS 155”), beginning the first quarter of Fiscal 2008, all gains and losses in valuation of retained interests in securitized assets are recognized in income immediately and no longer included as a component of accumulated other comprehensive income (loss).

Earnings Per Common Share — Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive. Accordingly, certain stock-based incentive awards have been excluded from the calculation of diluted earnings per share totaling 230 million, 268 million, and 127 million, shares during Fiscal 2008, 2007, and 2006 respectively.

In December 2006, Dell modified the organizational structure of certain subsidiaries to achieve more integrated global operations and to provide various financial, operational, and tax efficiencies. In connection with this internal restructuring, Dell issued 475 million shares of common stock to a wholly-owned subsidiary. Pursuant to Accounting Research Bulletin 51, Consolidated Financial Statements (as amended), these shares are not considered to be outstanding.

The following table sets forth the computation of basic and diluted earnings per share for each of the past three fiscal years:

	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2008	2007	2006
	(in millions, except per share amounts)

Numerator:
Net income	$2,947	$2,583	$3,602
Denominator:
Weighted-average shares outstanding:
Basic	2,223	2,255	2,403
Effect of dilutive options, restricted stock units, restricted stock, and other	24	16	46

Diluted	2,247	2,271	2,449

Earnings per common share:
Basic	$1.33	$1.15	$1.50
Diluted	$1.31	$1.14	$1.47

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation — At February 1, 2008, Dell has stock-based compensation plans and an employee stock purchase plan with outstanding stock or stock options; however, Dell discontinued the employee stock purchase plan effective February 2, 2008, as part of an overall assessment of its benefits strategy.

Effective February 4, 2006, Dell adopted SFAS 123(R) using the modified prospective transition method which does not require revising the presentation in prior periods for stock-based compensation. Under this transition method, stock-based compensation expense for Fiscal 2008 and Fiscal 2007 includes compensation expense for all stock-based compensation awards granted prior to February 4, 2006, but not yet vested at February 3, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after February 3, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Dell recognizes this compensation expense net of an estimated forfeiture rate over the requisite service period of the award, which is generally the vesting term of three to five years for stock options and restricted stock awards. In March 2005, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. Dell has applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Note 5 of Notes to Consolidated Financial Statements for further discussion of stock-based compensation.

Prior to the adoption of SFAS 123(R), Dell measured compensation expense for its employee stock-based compensation plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Dell applied the disclosure provisions of SFAS 123 such that the fair value of employee stock-based compensation was disclosed in the notes to its financial statements. Under APB 25, when the exercise price of Dell’s employee stock options equaled the market price of the underlying stock at the date of the grant, no compensation expense was recognized.

Recently Issued Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for assets and liabilities measured at fair value. SFAS 157 applies to existing accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by Dell beginning in the first quarter of Fiscal 2009. Management is currently evaluating the impact that SFAS 157 may have on Dell’s results of operations, financial position, and cash flows and does not expect the impact to be material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007, which is Dell’s Fiscal 2009. Management is currently evaluating the impact that this statement may have on Dell’s results of operations and financial position and has yet to make a decision on the elective adoption of SFAS 159.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires that the acquisition method of accounting be applied to a broader set of business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141(R) also establishes the disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and is required to be adopted by Dell beginning in the first quarter of Fiscal 2010. Management is currently evaluating the impact that SFAS 141(R) may have on Dell’s results of operations, financial position, and cash flows.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and is required to be adopted by Dell beginning in the first quarter of Fiscal 2010. Management does not expect SFAS 160 to have an impact on Dell’s results of operations, financial position, and cash flows.

NOTE 2 —	FINANCIAL INSTRUMENTS

Disclosures About Fair Values of Financial Instruments

The fair value of investments and related interest rate derivative instruments has been estimated based upon quoted rates and pricing models. The fair value of foreign currency forward contracts has been estimated using market quoted rates of foreign currencies at the applicable balance sheet date. The estimated fair value of foreign currency purchased option contracts is based on market quoted rates at the applicable balance sheet date and the Black-Scholes option pricing model. The estimates presented herein are not necessarily indicative of the amounts that Dell could realize in a current market exchange. Changes in assumptions could significantly affect the estimates.

Cash and cash equivalents, accounts receivable, accounts payable, and accrued and other liabilities are reflected in the accompanying Consolidated Statements of Financial Position at cost, which approximates fair value because of the short-term maturity of these assets and liabilities.

See Note 6 of Notes to Consolidated Financial Statements for a discussion on financing receivables and retained interest.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments

The following table summarizes, by major security type, the fair value and cost of Dell’s investments. All investments with remaining maturities in excess of one year are recorded as long-term investments in the accompanying Consolidated Statements of Financial Position.

	February 1, 2008				February 2, 2007
	Fair		Unrealized	Unrealized	Fair		Unrealized	Unrealized
	Value	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)
	(in millions)

Debt securities:
U.S. government and agencies	$1,013	$991	$23	$(1)	$1,424	$1,449	$-	$(25)
U.S. corporate	571	569	10	(8)	1,163	1,170	-	(7)
International corporate	68	67	1	-	156	159	-	(3)
State and municipal governments	5	5	-	-	41	41	-	-

Debt securities	1,657	1,632	34	(9)	2,784	2,819	-	(35)
Equity and other securities	111	111	-	-	115	109	6	-

Investments	$1,768	$1,743	$34	$(9)	$2,899	$2,928	$6	$(35)

Short-term	$208	$206	$2	$-	$752	$756	$-	$(4)
Long-term	1,560	1,537	32	(9)	2,147	2,172	6	(31)

Investments	$1,768	$1,743	$34	$(9)	$2,899	$2,928	$6	$(35)

The fair value of Dell’s portfolio is affected primarily by interest rates more than the credit and liquidity issues currently facing the capital markets. Dell attempts to mitigate these risks by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with an A-1 rating, limiting the amount that can be invested in any single issuer, and by investing in short to intermediate term investments whose market value is less sensitive to interest rate changes. As part of its cash and risk management processes, Dell performs periodic evaluations of the credit standing of the institutions in accordance with its investment policy. Dell’s investments in debt securities have effective maturities of less than five years. Management believes that no significant concentration of credit risk for investments exists for Dell.

As of February 1, 2008, Dell did not hold any auction rate securities. At February 2, 2007, Dell held auction rate securities that had a carrying value of $255 million. The total carrying value of investments in asset-backed and mortgage-backed debt securities was approximately $550 million.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes Dell’s debt securities that had unrealized losses at February 1, 2008:

	Less Than 12 Months
		Unrealized	12 Months or Greater		Total
	Fair Value	Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in millions)

Debt securities:
U.S. government and agencies	$29	$(1)	$59	$(0)	$88	$(1)
U.S. corporate	38	(8)	27	(0)	65	(8)
International corporate	-	-	2	-	2	-
State and municipal governments	-	-	-	-	-	-

Total debt securities	$67	$(9)	$88	$(0)	$155	$(9)

At February 1, 2008, Dell had 40 debt securities that had fair values below their carrying values for a period of less than 12 months and 51 debt securities that had fair values below their carrying values for a period of more than 12 months. The unrealized losses are due to changes in interest rates and are expected to be recovered over the contractual term of the instruments.

Dell periodically reviews its investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The unrealized loss of $9 million has been recorded in other comprehensive income (loss), as Dell believes that the investments are not other-than-temporarily impaired. While certain available-for-sale securities have market values below cost, Dell believes it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the decline in the market value is exacerbated by the overall credit concerns in the market. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the underlying collateral, agency ratings, future cash flows, and Dell’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Dell’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in any particular investment.

The fair value of Dell’s portfolio was based on quoted market prices, which Dell currently believes are indicative of fair value. Dell will continue to evaluate whether the inputs are market observable as it implements SFAS 157.

The following table summarizes Dell’s realized gains and losses on investments:

	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2008	2007	2006
	(in millions)

Gains	$17	$9	$13
Losses	(3)	(14)	(15)

Net realized gain (loss)	$14	$(5)	$(2)

Dell routinely enters into securities lending agreements with financial institutions in order to enhance investment income. Dell requires that the loaned securities be collateralized in the form of cash or securities for values which generally exceed the value of the loaned security. At February 1, 2008 and February 2, 2007, there were no securities on loan.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Instruments

As part of its risk management strategy, Dell uses derivative instruments, primarily forward contracts and options, to hedge certain foreign currency exposures. Dell’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. Dell does not use derivative contracts for speculative purposes. Dell applies hedge accounting based upon the criteria established by SFAS 133, whereby Dell designates its derivatives as fair value hedges or cash flow hedges. Dell estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates and records all derivatives in the Consolidated Statements of Financial Position at fair value.

Cash Flow Hedges

Dell uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions denominated in currencies other than the U.S. dollar. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is entered into until the time it is settled. These contracts typically expire in 12 months or less. For derivative instruments that are designated and qualify as cash flow hedges, Dell records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity and reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. Dell reports the effective portion of cash flow hedges in the same financial statement line item, within earnings, as the changes in value of the hedged item.

For foreign currency option and forward contracts designated as cash flow hedges, Dell assesses hedge effectiveness both at the onset of the hedge as well as at the end of each fiscal quarter throughout the life of the derivative. Dell measures hedge ineffectiveness by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item, both of which are based on forward rates. Dell recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, currently in earnings as a component of investment and other income, net. Hedge ineffectiveness for cash flow hedges was not material for Fiscal 2008, 2007 and 2006. During Fiscal 2008, 2007, and 2006, Dell did not discontinue any cash flow hedges that had a material impact on Dell’s results of operations as substantially all forecasted foreign currency transactions were realized in Dell’s actual results.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the aggregate unrealized net gain (loss) of Dell’s cash flow hedges that are recorded as a component of comprehensive income (loss), net of tax are presented in the table below. Dell expects to reclassify substantially all of the unrealized net loss recorded in accumulated other comprehensive income (loss) at February 1, 2008 into earnings during the next fiscal year providing an offsetting economic impact against the underlying transactions.

	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2008	2007	2006
	(in millions)

Aggregate unrealized net gain (loss) at beginning of year	$13	$(17)	$(26)
Net (losses) gains reclassified to earnings	(392)	(260)	225
Change in fair value of cash flow hedges	354	290	(216)

Aggregate unrealized net (loss) gain at end of year	$(25)	$13	$(17)

Other Foreign Currency Derivative Instruments

Dell uses forward contracts to hedge monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in the fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. These contracts generally expire in three months or less. These contracts are not designated as hedges under SFAS 133, and therefore, the change in the instrument’s fair value is recognized currently in earnings as a component of investment and other income, net.

The gross notional value of foreign currency derivative financial instruments and the related net asset or liability were as follows:

	February 1, 2008		February 2, 2007
	Gross		Gross
	Notional	Net Asset (Liability)	Notional	Net Asset (Liability)
	(in millions)

Cash flow hedges	$7,772	$(9)	$7,443	$80
Other derivatives	(1,338)	8	(1,125)	(5)

	$6,434	$(1)	$6,318	$75

Commercial Paper

On June 1, 2006, Dell implemented a $1.0 billion commercial paper program with a supporting $1.0 billion senior unsecured revolving credit facility. This program allows Dell to obtain favorable short-term borrowing rates. Dell pays facility commitment and letter of credit participation fees at rates based upon Dell’s credit rating. Unless extended, this facility expires on June 1, 2011, at which time any outstanding amounts under the facility will be due and payable. The facility requires compliance with conditions that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio. Amounts outstanding under the facility may be accelerated for typical defaults, including failure to pay principal or interest, breaches of covenants, non-payment of judgments or debt obligations in excess of $200 million, occurrence of a change of control, and certain bankruptcy events. Dell believes it will be able to access the capital markets to increase the size of its existing commercial paper program.

There were no outstanding advances under the commercial paper program as of February 1, 2008. At February 2, 2007, $100 million was outstanding under the program, and the weighted-average interest rate on those outstanding short-term borrowings was 5.3%. Dell uses the proceeds of the program and facility for general corporate purposes.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DFS Credit Facilities

Prior to Dell’s purchase of CIT’s 30% ownership interest in DFS in December 2007, DFS maintained credit facilities with CIT that provided a maximum capacity of $750 million to fund leased equipment. These borrowings were secured by DFS’ assets and contained certain customary restrictive covenants. Interest on the outstanding loans was paid quarterly and calculated based on an average of the two- and three-year U.S. Treasury Notes plus 4.45%. DFS was required to make quarterly payments if the value of the leased equipment securing the loans was less than the outstanding principal balance. At February 1, 2008, there were no outstanding advances from CIT as the credit facilities terminated upon Dell’s acquisition of the remaining ownership interest in DFS. At February 2, 2007, outstanding advances from CIT totaled $122 million, of which $87 million was included in short-term borrowings, and $35 million was included in long-term debt on Dell’s Consolidated Statements of Financial Position.

India Credit Facilities

Dell India Pvt Ltd., Dell’s wholly-owned subsidiary, maintains unsecured short-term credit facilities with Citibank N.A. Bangalore Branch India (“Citibank India”) that provide a maximum capacity of $30 million to fund Dell India’s working capital and import buyers’ credit needs. Financing is available in both Indian rupees and foreign currencies. The borrowings are extended on an unsecured basis based on Dell’s guarantee to Citibank U.S. Citibank India can cancel the facilities in whole or in part without prior notice, at which time any amounts owed under the facilities will become immediately due and payable. Interest on the outstanding loans is charged monthly and is calculated based on Citibank India’s internal cost of funds plus 0.25%. At February 1, 2008, outstanding advances from Citibank India totaled $23 million, which is included in short-term borrowings on Dell’s Consolidated Statement of Financial Position.

Long-Term Debt and Interest Rate Risk Management

In April 1998, Dell issued $200 million 6.55% fixed rate senior notes with the principal balance due April 15, 2008 (the “Senior Notes”) and $300 million 7.10% fixed rate senior debentures with the principal balance due April 15, 2028 (the “Senior Debentures”). Interest on the Senior Notes and Senior Debentures is paid semi-annually, on April 15 and October 15. The Senior Notes and Senior Debentures rank equally and are redeemable, in whole or in part, at the election of Dell for principal, any accrued interest, and a redemption premium based on the present value of interest to be paid over the term of the debt agreements. The Senior Notes and Senior Debentures generally contain no restrictive covenants, other than a limitation on liens on Dell’s assets and a limitation on sale-leaseback transactions involving Dell property. In early Fiscal 2009, we plan to obtain additional long-term debt financing.

Concurrent with the issuance of the Senior Notes and Senior Debentures, Dell entered into interest rate swap agreements converting Dell’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreements have an aggregate notional amount of $200 million maturing April 15, 2008 and $300 million maturing April 15, 2028. The floating rates are based on three-month London Interbank Offered Rates plus 0.41% and 0.79% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, Dell’s effective interest rates for the Senior Notes and Senior Debentures were 5.9% and 6.2%, respectively, for Fiscal 2008.

The interest rate swap agreements are designated as fair value hedges. Although the Senior Notes and Senior Debentures allow for settlement before their stated maturity, such settlement would always be at an amount greater than the fair value of the Senior Notes and Senior Debentures. Accordingly, the Senior Notes and Senior Debentures are not considered to be pre-payable as defined by SFAS 133 and related interpretations. The changes in the fair value of the interest rate swaps are assessed in accordance with SFAS 133 and reflected in the carrying value of the interest rate swaps on the balance sheet. The estimated fair value is based primarily on projected future swap rates. The carrying value of the debt is adjusted by an equal and offsetting amount. The estimated fair value of the short

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and long-term debt was approximately $563 million at February 1, 2008, compared to a carrying value of $497 million at that date.

NOTE 3 —	INCOME TAXES

The provision for income taxes consists of the following:

	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2008	2007	2006
	(in millions)

Current:
Domestic	$901	$846	$1,141
Foreign	287	178	263
Tax repatriation benefit	-	-	(85)
Deferred	(308)	(262)	(313)

Provision for income taxes	$880	$762	$1,006

Income before income taxes included approximately $3.2 billion, $2.6 billion, and $3.0 billion related to foreign operations in Fiscal 2008, 2007, and 2006 respectively. On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. Among other items, the Act created a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%, versus the U.S. federal statutory rate of 35%. In the fourth quarter of Fiscal 2005, Dell recorded an initial estimated income tax charge of $280 million based on the decision to repatriate $4.1 billion of foreign earnings. This tax charge included an amount relating to a drafting oversight that Congressional leaders expected to correct in calendar year 2005. On May 10, 2005, the Department of Treasury issued further guidance that addressed the drafting oversight. In the second quarter of Fiscal 2006, Dell reduced its original estimate of the tax charge by $85 million as a result of the guidance issued by the Treasury Department in May 2005. As of February 3, 2006, Dell had completed the repatriation of the $4.1 billion in foreign earnings. No foreign income was repatriated during Fiscal 2007 or Fiscal 2008.

Deferred tax assets and liabilities for the estimated tax impact of temporary differences between the tax and book basis of assets and liabilities are recognized based on the enacted statutory tax rates for the year in which Dell expects the differences to reverse. Deferred taxes have not been recorded on the excess book basis in the amount of approximately $10.8 billion in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future and are expected to be permanent in duration. These basis differences arose primarily through the undistributed book earnings of substantially all of the subsidiaries that Dell intends to reinvest indefinitely. The basis differences could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries as well as various other events. Net of available foreign tax credits, residual income tax of approximately $3.5 billion at February 1, 2008, would be due upon reversal of this excess book basis.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of Dell’s net deferred tax asset are as follows:

	Fiscal Year Ended
	February 1,	February 2,
	2008	2007
	(in millions)

Deferred tax assets:
Deferred revenue	$597	$440
Inventory and warranty provisions	46	128
Investment impairments and unrealized gains	10	-
Provisions for product returns and doubtful accounts	61	51
Capital loss	7	13
Leasing and financing	302	222
Credit carryforwards	3	22
Stock-based and deferred compensation	188	145
Operating accruals	58	34
Other	134	125

Deferred tax assets	1,406	1,180
Deferred tax liabilities:
Property and equipment	(105)	(96)
Acquired intangibles	(199)	(16)
Other	(21)	(39)

Deferred tax liabilities	(325)	(151)
Valuation allowance	-	(28)

Net deferred tax asset	$1,081	$1,001

Current portion (included in other current assets)	$596	$445
Non-current portion (included in other non-current assets)	485	556

Net deferred tax asset	$1,081	$1,001

A portion of Dell’s foreign operations operate at a reduced tax rate or free of tax under various tax holidays which expire in whole or in part during Fiscal 2010 through 2021. Many of these holidays may be extended when certain conditions are met. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $502 million ($0.23 per share) in Fiscal 2008, $282 million ($0.13 per share) in Fiscal 2007, and $368 million ($0.15 per share) in Fiscal 2006.

In March 2007, China announced a broad program to reform tax rates and incentives, effective January 1, 2008, including introduction of phased-in transition rules that could significantly alter the Chinese tax structure for U.S. companies operating in China. Clarification of the rules, which phase in higher statutory tax rates over a five year period, was issued in late Fiscal 2008. As a result, Dell increased the relevant deferred tax assets to reflect the enacted statutory rates for the year in which it expects the differences to reverse.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective tax rate differed from the statutory U.S. federal income tax rate as follows:

	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2008	2007	2006

Effective tax rate:
U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign income taxed at different rates	(18.2)	(17.8)	(13.9)
Tax repatriation benefit	-	-	(1.9)
Foreign earnings subject to U.S. taxation	4.6	2.9	1.6
Imputed intercompany charges	-	2.0	1.2
In-process research and development	0.8	-	-
Other	0.8	0.7	(0.2)

Effective tax rate	23.0%	22.8%	21.8%

The increase in Dell’s Fiscal 2008 effective tax rate, compared to Fiscal 2007, is due to the tax related to accessing foreign cash and the nondeductibility of acquisition-related IPR&D charges offset primarily by the increase of consolidated profitability in lower foreign tax jurisdictions during Fiscal 2008 as compared to a year ago. The increase in Dell’s Fiscal 2007 effective tax rate, compared to Fiscal 2006, is due to the $85 million tax reduction in the second quarter of Fiscal 2006 discussed above, offset by a higher proportion of its operating profits being generated in lower foreign tax jurisdictions during Fiscal 2007.

Dell adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), effective February 3, 2007. The cumulative effect of adopting FIN 48 was a $62 million increase in tax liabilities and a corresponding decrease to the February 2, 2007 stockholders’ equity balance of which $59 million related to retained earnings and $3 million related to additional-paid-in-capital. In addition, consistent with the provisions of FIN 48, Dell changed the classification of $1.1 billion of income tax liabilities from current to non-current because payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other non-current liabilities in the Consolidated Statements of Financial Position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Total
(in millions)

Balance at February 3, 2007	$1,096
Increases related to tax positions of the current year	390
Increases related to tax positions of prior years	34
Reductions for tax positions of prior years	(13)
Lapse of statue of limitations	(6)
Settlements	(18)

Balance at February 1, 2008	$1,483

Associated with the unrecognized tax benefits of $1.5 billion at February 1, 2008, are interest and penalties as well as $171 million of offsetting tax benefits associated with estimated transfer pricing, the benefit of interest deductions, and state income tax benefits. The net amount of $1.6 billion, if recognized, would favorably affect Dell’s effective tax rate.

Interest and penalties related to income tax liabilities are included in income tax expense. The balance of gross accrued interest and penalties recorded in the Consolidated Statements of Financial Position at February 1, 2008

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and February 2, 2007, was $288 million and $200 million, respectively. During Fiscal 2008, $88 million related to interest and penalties was included in income tax expense.

Dell is currently under audit in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which Dell is subject include fiscal years 1997 through 2008. Dell does not anticipate a significant change to the total amount of unrecognized benefits within the next 12 months.

NOTE 4 —	CAPITALIZATION

Preferred Stock

Authorized Shares — Dell has the authority to issue five million shares of preferred stock, par value $.01 per share. At February 1, 2008 and February 2, 2007, no shares of preferred stock were issued or outstanding.

Redeemable Common Stock

In prior years, Dell inadvertently failed to register with the SEC the issuance of some shares under certain employee benefit plans. As a result, certain purchasers of common stock pursuant to those plans may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. At February 1, 2008 and February 2, 2007, Dell has classified 4 million shares ($94 million) and 5 million shares ($111 million), respectively, which are subject to potential rescission rights outside stockholders’ equity, because the redemption features are not within the control of Dell. No shareholder exercised these rescission rights in Fiscal 2008. Dell may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register. These shares have always been treated as outstanding for financial reporting purposes.

Common Stock

Authorized Shares — At February 1, 2008, Dell is authorized to issue 7.0 billion shares of common stock, par value $.01 per share.

Share Repurchase Program — Dell has a share repurchase program that authorizes it to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under Dell’s equity compensation plans. However, Dell does not currently have a policy that requires the repurchase of common stock in conjunction with stock-based payment arrangements. On December 3, 2007, Dell’s Board of Directors approved a new authorization for an additional $10.0 billion for share repurchases. Dell suspended its repurchase program in September 2006, and after recommencing the program during the fourth quarter of Fiscal 2008, Dell repurchased 179 million shares for an aggregate cost of approximately $4.0 billion.

NOTE 5 — BENEFIT PLANS

Description of the Plans

Employee Stock Plans — Dell is currently issuing stock grants under the Dell Amended and Restated 2002 Long-Term Incentive Plan (“the 2002 Incentive Plan”), which was approved by shareholders on December 4, 2007. There are previous plans that have been terminated except for options previously granted under those plans that are still outstanding. These are all collectively referred to as the “Stock Plans”.

The 2002 Incentive Plan provides for the granting of stock-based incentive awards to Dell’s employees, non-employee directors, and certain consultants and advisors to Dell. Awards may be incentive stock options within the meaning of Section 422 of the Internal Revenue Code, nonqualified stock options, restricted stock, or restricted stock units. There were approximately 292 million, 271 million, and 272 million shares of Dell’s common stock available for future grants under the Stock Plans at February 1, 2008, February 2, 2007, and February 3, 2006, respectively. To satisfy stock option exercises, Dell has a policy of issuing new shares as opposed to repurchasing shares on the open market.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Agreements — The right to purchase shares pursuant to existing stock option agreements typically vests pro-rata at each option anniversary date over a three- to five-year period. The options, which are granted with option exercise prices equal to the fair market value of Dell’s common stock on the date of grant, generally expire within ten to twelve years from the date of grant. Dell has not issued any options to consultants or advisors to Dell since Fiscal 1999. In conjunction with the adoption of SFAS 123(R) in the first quarter of Fiscal 2007, Dell changed its method of attributing the value of stock-based compensation expense from an accelerated approach to a straight-line method. Compensation expense for all stock option awards granted on or prior to February 3, 2006, uses the accelerated approach with an exception of stock options granted in Fiscal 2002 and Fiscal 2003, for which the straight-line method is used.

Restricted Stock Awards — Awards of restricted stock may be either grants of restricted stock, restricted stock units, or performance-based stock units that are issued at no cost to the recipient. For restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted stock grants typically vest over a three- to seven-year period beginning on the date of grant. For restricted stock units, legal ownership of the shares is not transferred to the employee until the unit vests, which is generally over a three-to five-year period. Dell also grants performance-based restricted stock units as a long-term incentive in which an award recipient receives shares contingent upon Dell achieving performance objectives and the employees’ continuing employment through the vesting period, which is generally over a three- to five-year period. Compensation expense recorded in connection with these performance-based restricted stock units is based on Dell’s best estimate of the number of shares that will eventually be issued upon achievement of the specified performance criteria and when it becomes probable that certain performance goals will be achieved. The cost of these awards is determined using the fair market value of Dell’s common stock on the date of the grant. Compensation expense for restricted stock awards with a service condition is recognized on a straight-line basis over the vesting term. Compensation expense for performance-based restricted stock awards is recognized on an accelerated multiple-award approach based on the most probable outcome of the performance condition. In accordance with SFAS 123(R), deferred compensation related to restricted stock awards issued prior to Fiscal 2007, which was previously classified as “other” in stockholders’ equity, was classified as capital in excess of par value upon adoption.

Temporary Suspension of Option Exercises, Vesting of Restricted Stock Units, and Employee Stock Purchase Plan (“ESPP”) Purchases — As a result of Dell’s inability to timely file its Annual Report on Form 10-K for Fiscal 2007, Dell suspended the exercise of employee stock options, settlement vesting of restricted stock units, and the purchase of shares under the ESPP on April 4, 2007. Dell resumed allowing the exercise of employee stock options by employees and the settlement of restricted stock units on October 31, 2007. The purchase of shares under the ESPP will not be resumed as the plan has been discontinued effective the first quarter of Fiscal 2009.

Dell agreed to pay cash to current and former employees who held in-the-money stock options (options that have an exercise price less than the current market stock price) that expired during the period of unexercisability due to Dell’s inability to timely file its Annual Report on Form 10-K for Fiscal 2007. Dell has made payments of approximately $107 million relating to in-the-money stock options that expired in the second and third quarters of Fiscal 2008. Of the $107 million total, $17 million is included in cost of net revenue and $90 million in operating expenses. As options have again become exercisable, Dell does not expect to pay cash for expired in-the-money stock options in the future.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

General Information

Stock Option Activity — The following table summarizes stock option activity for the Stock Plans during Fiscal 2008:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in millions)	(per share)	(in years)	(in millions)

Options outstanding — February 2, 2007	314	$32.16
Granted	12	24.45
Exercised	(7)	18.99
Forfeited	(5)	26.80
Cancelled/expired	(50)	32.01

Options outstanding — February 1, 2008	264	$32.30

Vested and expected to vest (net of estimated forfeitures) — February 1, 2008(a)	259	$32.43	4.5	$13
Exercisable — February 1, 2008	242	$32.89	4.2	$12

The following table summarizes stock option activity for the Stock Plans during Fiscal 2007:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in millions)	(per share)	(in years)	(in millions)

Options outstanding — February 3, 2006	343	$31.86
Granted	10	25.97
Exercised	(13)	14.09
Forfeited	(4)	25.84
Cancelled/expired	(22)	36.43

Options outstanding — February 2, 2007	314	$32.16

Vested and expected to vest (net of estimated forfeitures) — February 2, 2007(a)	309	$32.26	5.2	$148
Exercisable — February 2, 2007(a)	284	$32.74	5.1	$145

(a)	For options vested and expected to vest and options exercisable, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Dell’s closing stock price on February 1, 2008 and February 2, 2007, and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on February 1, 2008 and February 2, 2007. The intrinsic value changes based on changes in the fair market value of Dell’s common stock.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other information pertaining to stock options for Fiscal 2008, Fiscal 2007, and Fiscal 2006 is as follows:

	Fiscal Years Ended
	February 1,	February 2,	February 3,
	2008	2007	2006
	(in millions, except per option data)

Weighted-average grant date fair value of stock options granted per option	$6.29	$6.90	$10.22
Total fair value of options vested(a)	$208	$415	$2,029
Total intrinsic value of options exercised(b)	$64	$171	$688

(a)	Includes the Fiscal 2006 acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than the $30.75 per share previously awarded under equity compensation plans.

(b)	The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the fiscal year.

At February 1, 2008, $93 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options is expected to be recognized over a weighted-average period of approximately 2.0 years.

Non-vested Restricted Stock Activity — Non-vested restricted stock awards at February 1, 2008 and February 2, 2007, and activities during Fiscal 2008 and Fiscal 2007 were as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
	(in millions)	(per share)

Non-vested restricted stock — February 2, 2007	17	$28.76
Granted	26	22.85
Vested	(3)	28.79
Forfeited	(4)	24.71

Non-vested restricted stock — February 1, 2008	36	$24.90

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
	(in millions)	(per share)

Non-vested restricted stock — February 3, 2006	2	$34.66
Granted	21	28.36
Vested	(1)	28.84
Forfeited	(5)	29.29

Non-vested restricted stock — February 2, 2007	17	$28.76

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Years Ended
	February 1,	February 2,	February 3,
	2008	2007	2006
	(in millions, except per share data)

Weighted-average grant date fair value of restricted stock awards granted	$22.85	$28.36	$39.70
Total estimated fair value of restricted stock awards vested	$103	$16	$-

At February 1, 2008, $600 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.9 years.

Expense Information under SFAS 123(R)

For Fiscal 2008 and Fiscal 2007, stock-based compensation expense, net of income taxes, was allocated as follows:

	Fiscal Year Ended
	February 1,	February 2,
	2008	2007
	(in millions)

Stock-based compensation expense:
Cost of net revenue	$62	$59
Operating expenses	374	309

Stock-based compensation expense before taxes	436	368
Income tax benefit	(127)	(110)

Stock-based compensation expense, net of income taxes	$309	$258

Stock-based compensation in the table above includes $107 million of cash expense in Fiscal 2008 for expired stock options as previously discussed.

Prior to the adoption of SFAS 123(R), net income included compensation expense related to restricted stock awards but did not include stock-based compensation expense for employee stock options or the purchase discount under Dell’s ESPP. As a result of adopting SFAS 123(R), income before income taxes and net income were lower by $272 million and $191 million, respectively, for Fiscal 2007 as compared to Fiscal 2006, than if Dell had not adopted SFAS 123(R). The impact on both basic and diluted earnings per share for the fiscal year ended February 2, 2007, was $0.08 per share. The remaining $96 million of pre-tax stock compensation expense for the fiscal year ended February 2, 2007, is associated with restricted stock awards that, consistent with APB 25, are expensed over the associated vesting period. Stock-based compensation expense is based on awards expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123, forfeitures were accounted for as they occurred.

Prior to the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized for those options were classified as operating cash flows. The excess windfall tax benefits are now classified as a source of financing cash flows, with an offsetting amount classified as a use of operating cash flows. This amount was $12 million in Fiscal 2008 and $80 million in Fiscal 2007. In addition, there was no material stock-based compensation expense capitalized as part of the cost of an asset.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2007

Prior to the adoption of SFAS 123(R), Dell measured compensation expense for its employee stock-based compensation plan using the intrinsic value method prescribed by APB 25. Under APB 25, when the exercise price of Dell’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant, no compensation expense was recognized. Dell applied the disclosure provisions of SFAS 123, as amended by SFAS 148, as if the fair-value based method had been applied in measuring compensation expense.

The following table illustrates the effect on net income and earnings per share for the fiscal year ended February 3, 2006, as if Dell had applied the fair value recognition provisions of SFAS 123 to stock options and stock purchase plans:

Fiscal Year Ended
(in millions, except per share data)	February 3, 2006

Net income	$3,602
Deduct: Total stock options and stock purchase plans employee compensation determined under fair value method for these awards, net of related tax effects	(1,094)

Net income — pro forma	$2,508

Earnings per common share:
Basic	$1.50
Basic — pro forma	$1.04

Diluted	$1.47
Diluted — pro forma	$1.02

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

Valuation Information

SFAS 123(R) requires the use of a valuation model to calculate the fair value of stock option awards. Dell has elected to use the Black-Scholes option pricing model, which incorporates various assumptions, including volatility, expected term, and risk-free interest rates. The volatility is based on a blend of implied and historical volatility of Dell’s common stock over the most recent period commensurate with the estimated expected term of Dell stock options. Dell uses this blend of implied and historical volatility because management believes such volatility is more representative of prospective trends. The expected term of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. The dividend yield of zero is based on the fact that Dell has never paid cash dividends and has no present intention to pay cash dividends.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average fair value of stock options and purchase rights under the employee stock purchase plan was determined based on the Black-Scholes option pricing model weighted for all grants during Fiscal 2008, 2007, and 2006 utilizing the assumptions in the following table:

	Fiscal Years Ended
	February 1,	February 2,	February 3,
	2008	2007	2006

Expected term:
Stock options	3.5 years	3.6 years	3.8 years
Employee stock purchase plan	N/A(a)	3 months	3 months
Risk-free interest rate (U.S. Government Treasury Note)	4.4%	4.8%	3.9%
Volatility	27%	26%	25%
Dividends	0%	0%	0%

(a)	No purchase rights were granted under the ESPP in Fiscal 2008 due to Dell suspending the ESPP on April 4, 2007, and subsequently discontinuing the plan effective the first quarter of Fiscal 2009 as a part of an overall assessment of its benefits strategy.

401(k) Plan — Dell has a defined contribution retirement plan (the “401(k) Plan”) that complies with Section 401(k) of the Internal Revenue Code. Substantially all employees in the U.S. are eligible to participate in the Plan. Effective January 1, 2008, Dell matches 100% of each participant’s voluntary contributions, subject to a maximum contribution of 5% of the participant’s compensation, and participants vest immediately in all Dell contributions to the Plan. From January 1, 2005 to December 31, 2007, Dell matched 100% of each participant’s voluntary contributions, subject to a maximum contribution of 4% of the participant’s compensation. Prior to January 1, 2005, Dell matched 100% of each participant’s voluntary contributions, subject to a maximum contribution of 3% of the participant’s compensation. Dell’s contributions during Fiscal 2008, 2007, and 2006 were $76 million, $70 million, and $66 million, respectively. Dell’s contributions are invested according to each participant’s elections in the investment options provided under the Plan. Investment options include Dell stock, but neither participant nor Dell contributions are required to be invested in Dell stock. As a result of Dell’s failure to file its Annual Report on Form 10-K for fiscal 2007 by the original due date, April 3, 2007, Dell suspended the right of Plan participants to invest additional contributions in Dell stock on April 4, 2007. Effective December 7, 2007, with the filing of a registration statement on Form S-8, Dell ended the suspension and began allowing Plan participants to invest contributions in Dell stock.

Deferred Compensation Plan — Dell has a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees and non-employee directors. The Deferred Compensation Plan permits the deferral of base salary and annual incentive bonus. The deferrals are held in a separate trust, which has been established by Dell to administer the Plan. The assets of the trust are subject to the claims of Dell’s creditors in the event that Dell becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e. a “Rabbi Trust”). In accordance with the provisions of EITF No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested (“EITF 97-14”), the assets and liabilities of the Plan are presented in investments and accrued and other liabilities in the accompanying Consolidated Statements of Financial Position, respectively. The assets held by the trust are classified as trading securities with changes recorded to investment and other income, net, and changes in the deferred compensation liability recorded to compensation expense.

Employee Stock Purchase Plan — Dell discontinued its shareholder approved employee stock purchase plan during the first quarter of Fiscal 2009. Prior to discontinuance, the ESPP allowed participating employees to purchase common stock through payroll deductions at the end of each three-month participation period at a purchase price equal to 85% of the fair market value of the common stock at the end of the participation period. Upon adoption of SFAS 123(R) in Fiscal 2007, Dell began recognizing compensation expense for the 15% discount received by the participating employees. No common stock was issued under this plan in Fiscal 2008 due to Dell suspending the

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ESPP on April 4, 2007, and subsequently discontinuing the ESPP as part of an overall assessment of its benefits strategy. Common stock issued under the ESPP totaled 6 million shares in Fiscal 2007 and 5 million shares in Fiscal 2006. The weighted-average fair value of the purchase rights under the ESPP during Fiscal 2007 and Fiscal 2006 was $3.89 and $6.30 per right, respectively.

NOTE 6 —	FINANCIAL SERVICES

Dell Financial Services L.P.

Dell offers or arranges various financing options and services for its business and consumer customers in the U.S. through DFS, a wholly-owned subsidiary of Dell. DFS was formerly a joint venture between Dell and CIT, but on December 31, 2007, Dell purchased CIT’s remaining 30% interest in DFS, making it a wholly-owned subsidiary. DFS is a full service financial services entity; key activities include the origination, collection, and servicing of customer receivables related to the purchase of Dell products.

Dell utilizes DFS to facilitate financing for a significant number of customers who elect to finance products sold by Dell. New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services through DFS, were $5.7 billion, $6.1 billion, and $6.5 billion during the fiscal year ended February 1, 2008, February 2, 2007, and February 3, 2006, respectively.

CIT continues to have the right to purchase a minimum percentage of DFS’ customer receivables until January 29, 2010 (Fiscal 2010), with the option to accelerate all or a portion of the Fiscal 2010 funding rights into Fiscal 2009. CIT’s minimum funding right is approximately 35% of the new customer receivables facilitated by DFS, but could be as much as 60% if CIT fully accelerates its Fiscal 2010 minimum funding right.

DFS services the receivables purchased by CIT. However, Dell’s obligation related to the performance of the DFS originated receivables purchased by CIT is limited to the cash funded credit reserves established at the time of funding.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financing Receivables

The following table summarizes the components of Dell’s financing receivables, net of the allowance for doubtful accounts:

	Fiscal Year Ended
	February 1,	February 2,
	2008	2007
	(in millions)

Financing receivables, net:
Customer receivables:
Revolving loans, gross	$1,063	$805
Fixed-term leases and loans, gross	654	632

Customer receivables, gross	1,717	1,437
Customer receivables allowance	(96)	(39)

Customer receivables, net	1,621	1,398
Residual interest	295	296
Retained interest	223	159

Financing receivables, net	$2,139	$1,853

Short-term	$1,732	$1,530
Long-term	407	323

Financing receivables, net	$2,139	$1,853

Financing receivables consist of customer receivables, residual interest, and retained interest in securitized receivables. Customer receivables include fixed-term loans and leases and revolving loans resulting from the sale of Dell products and services. For customers who desire lease financing, Dell enters into sales-type lease arrangements with the customers. Of the customer receivables balance, $444 million represent balances which are due from CIT in connection with specified promotional programs.

•	Customer receivables are presented net of allowance for uncollectible accounts. The allowance is based on factors including historical experience, past due receivables, receivable type, and the risk composition of the receivables. The composition and credit quality varies from investment grade commercial customers to subprime consumers. Subprime receivables comprise less than 20% of the net customer receivable balance at February 1, 2008. Financing receivables are charged to the allowance at the earlier of when an account is deemed to be uncollectible or when an account is 180 days delinquent. Recoveries on customer receivables previously charged off as uncollectible are recorded to the allowance for uncollectible accounts. The following is a description of the components of financing receivables.

–	Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. Revolving loans bear interest at a variable annual percentage rate that is tied to the prime rate. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full, no interest is charged. These special programs generally range from 3 to 12 months and have an average original term of approximately 11 months. At February 1, 2008 and February 2, 2007, $668 million and $694 million, respectively, were receivables under these special programs.

–	Leases with business customers generally have fixed terms of two to three years. Future maturities of minimum lease payments at February 1, 2008, are as follows: 2009: $137 million; 2010: $74 million; 2011:

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$30 million; and 2012: $4 million. Fixed-term loans are also offered to qualified small businesses and primarily consist of loans with short-term maturities.

The following table presents the net credit losses and accounts 60 days or more past due of customer receivables. Net credit losses on leases and loans represent net investment balances. Net credit losses on revolving loans represent principal losses, net of recoveries. Net credit losses increased in Fiscal 2008 due to higher delinquencies driven by deterioration in the credit environment.

	Fiscal Year Ended
	February 1, 2008			February 2, 2007
	Dollars	%		Dollars	%
	(in millions, except percentages)

Net credit losses of customer financing receivables	$40	2.7	%(a)	$20	1.5	%(a)
Customer financing receivables 60 days or more delinquent	$34	2.1	%(b)	$10	0.7	%(b)

(a)	Net credit losses as a percentage of the outstanding average customer receivables balance over the year.

(b)	Customer financing receivables 60 days or more delinquent divided by the ending customer financing receivables balance.

•	Dell retains a residual interest in the leased equipment. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a periodic basis, Dell assesses the carrying amount of its recorded residual values for impairment. Anticipated declines in specific future residual values that are considered to be other-than-temporary are recorded in current earnings.

•	Retained interests represent the residual beneficial interest Dell retains in certain pools of securitized financing receivables. Retained interests are stated at the present value of the estimated net beneficial cash flows after payment of all senior interests. In estimating the value of retained interests, Dell makes a variety of financial assumptions, including pool credit losses, payment rates, and discount rates. These assumptions are supported by both Dell’s historical experience and anticipated trends relative to the particular receivable pool. Dell reviews its investments in retained interests periodically for impairment, based on estimated fair value. In the first quarter of Fiscal 2008, Dell adopted SFAS 155, and as a result, all gains and losses are recognized in income immediately.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the components of retained interest balances and related cash flows:

	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2008	2007	2006
	(in millions)

Retained interest:
Retained interest at beginning of year	$159	$90	$24
New sales	173	167	97
Distributions from conduits	(132)	(142)	(37)
Net accretion	31	17	4
Change in fair value for the period	(8)	27	2

Retained interest at end of year	$223	$159	$90

Cash flows during the periods:
Proceeds from new securitizations	$538	$607	$446
Other cash flows received on retained interests	132	142	36
Servicing and administration fees received	15	9	-
Repurchases of ineligible contracts	(11)	(7)	(4)

Cash flows during the period	$674	$751	$478

The table below summarizes the key assumptions used to measure the retained interest at the date of the securitizations for transactions completed in Fiscal 2008 and the assumptions used in calculating the fair value of the retained interest in securitized assets at February 1, 2008.

	Weighted Average Key Assumptions
	Monthly Payment	Credit	Discount
	Rates	Losses	Rates	Life
		(lifetime)	(annualized)	(months)

Time of sale valuation of retained interest	9%	8%	14%	14
Valuation of retained interests	8%	10%	16%	12

The impact of adverse changes to the key valuation assumptions to the fair value of retained interest at February 1, 2008 and February 2, 2007 is shown in the following table:

	Fiscal Year Ended
	February 1,	February 2,
	2008	2007
	(in millions)

Adverse change of:
Expected prepayment speed: 10%	$(17)	$(2)
Expected prepayment speed: 20%	$(27)	$(4)

Expected credit losses: 10%	$(8)	$(7)
Expected credit losses: 20%	$(15)	$(14)

Discount rate: 10%	$(7)	$(4)
Discount rate: 20%	$(13)	$(8)

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These sensitivity analyses are hypothetical in nature and should be used with caution. The analyses utilized 10% and 20% adverse variation in assumptions to assess the sensitivities in fair values of the retained interest. However, these changes generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Further, the effect of a variation in a particular assumption on the fair value is calculated without giving effect to any other assumption changes. It should be noted that changes in one factor may result in changes in another factor (for example, increases in market interest rates may result in lower prepayments and increased credit losses) that may magnify or counteract the other factor’s sensitivities. The effect of multiple factor changes were not considered in this analysis.

Asset Securitization

During Fiscal 2008 and Fiscal 2007, Dell sold $1.2 billion and $1.1 billion, respectively, of fixed-term leases and loans and revolving loans to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from those of Dell. The sole purpose of the qualifying special purpose entities is to facilitate the funding of financing receivables in the capital markets. Dell determines the amount of receivables to securitize based on its funding requirements in conjunction with specific selection criteria designed for the transaction. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of SFAS 140. The principal balance of the securitized receivables at the end of Fiscal 2008 and Fiscal 2007 was $1.2 billion and $1.0 billion, respectively.

Dell retains the right to receive collections on securitized receivables in excess of amounts needed to pay interest and principal as well as other required fees. Upon the sale of the financing receivables, Dell records the present value of the excess cash flows as a retained interest, which typically results in a gain that ranges from 1% to 3% of the customer receivables sold. Dell services the securitized contracts and earns a servicing fee. Dell’s securitization transactions generally do not result in servicing assets and liabilities, as the contractual fees are adequate compensation in relation to the associated servicing cost.

Dell securitization programs contain standard structural features related to the performance of the securitized receivables. These structural features include defined credit losses, delinquencies, average credit scores, and excess collections above or below specified levels. In the event one or more of these features are met and Dell is unable to restructure the program, no further funding of receivables will be permitted and the timing of expected retained interest cash flows will be delayed, which would impact the valuation of the retained interest. Should these events occur, Dell does not expect a material adverse affect on the valuation of the retained interest or on Dell’s ability to securitize financing receivables.

The following table presents the net credit losses and accounts 60 days or more past due of the securitized financing receivables:

	Fiscal Year Ended
	February 1, 2008			February 2, 2007
	Dollars	%		Dollars	%
	(in millions, except percentages)

Net credit losses of securitized financing receivables	$81	7.0%	(a)	$31	3.8%	(a)
Securitized financing receivables 60 days or more delinquent	$54	4.4%	(b)	$33	3.4%	(b)

(a)	Net credit losses as a percentage of the average outstanding securitized financing receivables over the year.

(b)	Securitized financing receivables 60 days or more delinquent divided by ending securitized financing receivables balance.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 —	ACQUISITIONS

Dell has recorded all of its acquisitions using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Accordingly, the results of operations of the acquired companies have been included in Dell’s consolidated results since the date of each acquisition. Dell allocates the purchase price of its acquisitions to the tangible assets, liabilities, and intangible assets acquired, which include in-process research & development (“IPR&D”) charges, based on their estimated fair values. The excess of the purchase price over the fair value of the identified assets and liabilities has been recorded as goodwill. The fair value assigned to the assets acquired is based on valuations using management’s estimates and assumptions. Dell does not expect the majority of goodwill related to these acquisitions to be deductible for tax purposes. Dell has not presented pro forma results of operations because these acquisitions are not material to Dell’s consolidated results of operations, financial position or cash flows on either an individual or an aggregate basis.

The purchase price allocations for these acquisitions are preliminary and subject to revision as more detailed analyses are completed and additional information about the fair value of assets and liabilities becomes available. Any change in the estimated fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill.

EqualLogic Acquisition

On January 25, 2008, Dell completed its acquisition of EqualLogic Inc. (“EqualLogic”), a provider of high performance Internet Protocol (IP) iSCSI storage area network (SAN) solutions uniquely designed for virtualization and ease-of-use. Dell acquired 100% of the common shares of EqualLogic for approximately $1.4 billion in cash. Dell recorded approximately $969 million of goodwill and $486 million of amortizable intangible assets. This acquisition will strengthen Dell’s product and channel position and assist Dell in its strategic efforts to simplify and virtualize IT for its customers globally. Dell also expensed IPR&D of $75 million resulting from the EqualLogic acquisition.

Based on valuations prepared using estimates and assumptions developed by management, the preliminary purchase price allocation as of the date of acquisition are as follows:

(in millions)

Cash, cash equivalents and short-term investments	$21
Other tangible assets	57
Liabilities	(243)

Total net liabilities assumed	(165)
Amortizable intangible assets	486
Goodwill	969
IPR&D	75

Total purchase price	$1,365

Dell has included EqualLogic in its storage line of business for product revenue reporting purposes. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deductible for tax purposes. The amortizable intangible assets are being amortized over their estimated useful lives based upon their expected future cash flows, as follows:

		Weighted-Average
		Useful Life
	(in millions)	(years)

Technology	$424	6.0
Customer relationships	46	7.6
Covenants not-to-compete	16	4.2

Total amortizable intangible assets	$486	6.1

ASAP Software Acquisition

On November 9, 2007, Dell completed its acquisition of ASAP Software Express, Inc., (“ASAP”), a provider of software solutions and licensing services for approximately $353 million in cash. This acquisition will help Dell to simplify information technology by combining Dell’s reach as a leading supplier of commercial technology and services and ASAPs expertise in software licensing and license management. In connection with the acquisition, Dell recorded approximately $130 million of goodwill and $171 million of amortizable intangible assets. Dell did not record any IPR&D in connection with the ASAP acquisition.

Based on valuations prepared using estimates and assumptions prepared by management, the purchase price allocation as of the date of acquisition are as follows:

(in millions)

Cash, cash equivalents and short-term investments	$2
Other tangible assets	175
Liabilities	(125)

Total net assets acquired	52
Amortizable intangible assets	171
Goodwill	130

Total purchase price	$353

Dell has included ASAP in its software and peripherals line of business for product revenue reporting purposes. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is expected to be deductible for tax purposes. The amortizable intangible assets are being amortized over their estimated useful lives based upon their projected cash flows as follows:

		Weighted-Average
		Useful Life
	(in millions)	(years)

Technology	$18	4.9
Customer relationships	144	10.8
Tradenames	8	5.3
Covenants not-to-compete	1	1.1

Total amortizable intangible assets	$171	9.9

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Acquisitions in Fiscal 2008

Dell acquired three other companies in Fiscal 2008, Everdream Corporation, Silverback Technologies Inc., and Zing Systems Inc. Dell also purchased CIT Group Inc.’s remaining 30% interest in DFS during Fiscal 2008. Total consideration for these purchases was approximately $553 million, which included direct transaction costs, and certain liabilities recorded in connection with these acquisitions. The largest of these transactions was the purchase of CIT’s 30% minority interest in DFS for approximately $306 million, which resulted in recognition of $245 million of goodwill and now gives Dell 100% ownership in DFS. With these acquisitions Dell expects to be able to broaden its services and financing offerings to customers while simplifying IT.

Dell recorded approximately $438 million of goodwill and $78 million of amortizable intangible assets in connection with these other acquisitions. Dell also expensed approximately $8 million of IPR&D related to these acquisitions in Fiscal 2008. Based on valuations prepared using estimates and assumptions developed by management, the preliminary purchase price allocations as of the date of acquisitions are as follows:

(in millions)

Cash and short-term investments	$9
Other tangible assets	7
Liabilities	(14)

Total net assets acquired	2
Amortizable intangible assets	78
Indefinite lived intangible assets(a)	27

Total purchased intangibles	105
Goodwill	438
IPR&D	8

Total purchase price	$553

(a)	Indefinite-lived intangible assets represent tradename related to DFS, which is valued at approximately $27 million at February 1, 2008.

Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes for most of these acquisitions. The amortizable intangible assets are being amortized over their estimated useful lives as follows:

		Weighted-Average
		Useful Life
	(in millions)	(years)

Technology	$42	3.8
Customer relationships	30	5.0
Covenants not-to-compete	5	3.4
Other	1	3.4

Total amortizable intangible assets	$78	4.2

Dell has included the results of operations of these transactions prospectively from the respective date of the transaction.

Acquisitions in Fiscal 2007

Dell completed two acquisitions during Fiscal 2007. Total consideration for these acquisitions was approximately $146 million, which included direct transaction costs. The purchase of Alienware Corporation, the larger of the two

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquisitions, satisfied the growing number of consumers and businesses seeking the highest-performance PC products, including those used for gaming and multimedia digital content management. Dell recorded approximately $110 million of goodwill and $50 million of amortizable intangible assets in connection with these acquisitions.

Dell has included the results of operations of these transactions prospectively from the respective date of transaction. Supplemental pro forma information is not provided, as the acquisitions did not have a material effect on Dell’s results of operations, cash flows, or financial position individually or in aggregate.

NOTE 8 —	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Dell records the excess of an acquisition’s purchase price over the fair value of the identified assets and liabilities as goodwill. Changes in the carrying amount of goodwill during Fiscal 2008 and Fiscal 2007 are as follows:

	Fiscal Year Ended
	February 1,	February 2,
	2008	2007
	(in millions)

Balance at beginning of the year	$110	$-
Goodwill acquired during the period	1,538	110

Balance at end of the year	$1,648	$110

Goodwill acquired during Fiscal 2008 has not yet been allocated to Dell’s segments. Allocations will be completed as the preliminary purchase price allocations are finalized. Based on the results of its annual impairment tests, Dell determined that no impairment of goodwill existed as of February 1, 2008 or February 2, 2007. However, future goodwill impairment tests could result in a charge to earnings. Dell will continue to evaluate goodwill on an annual basis during its second fiscal quarter and whenever events and changes in circumstances indicate that there may be a potential impairment.

Intangible Assets

Dell’s intangible assets associated with completed acquisitions for each of the following fiscal years at February 1, 2008 and February 2, 2007, are as follows:

Fiscal 2008:

		Accumulated
As of February 1, 2008	Gross	Amortization	Net
	(in millions)

Technology	$491	$(15)	$476
Customer relationships	231	(9)	222
Tradenames	39	(6)	33
Covenants not-to-compete	23	(1)	22
Other	1	(1)	-

Amortizable intangible assets	$785	$(32)	$753
Indefinite lived intangible assets	27	-	27

Total intangible assets	$812	$(32)	$780

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal 2007:

		Accumulated
As of February 2, 2007	Gross	Amortization	Net
	(in millions)

Technology	$7	$(2)	$5
Customer relationships	11	(1)	10
Tradenames	31	(2)	29
Covenants not-to-compete	1	-	1

Total amortizable intangible assets	$50	$(5)	$45

During Fiscal 2008 and Fiscal 2007, Dell recorded additions to intangible assets of $762 million and $50 million, respectively. Amortization expense related to finite-lived intangible assets was approximately $27 million in Fiscal 2008 and $5 million in Fiscal 2007. During the year ended February 1, 2008, Dell did not record any impairment charges as a result of its analysis of its intangible assets.

Estimated future annual pre-tax amortization expense of finite-lived intangible assets as of February 1, 2008, over the next five fiscal years and thereafter is as follows:

Fiscal Years	(in millions)

2009	$102
2010	154
2011	135
2012	113
2013	92
Thereafter	157

Total	$753

NOTE 9 —	WARRANTY LIABILITY AND RELATED DEFERRED SERVICE REVENUE

Revenue from extended warranty and service contracts, for which Dell is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Dell records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in Dell’s deferred revenue for extended warranties, and warranty liability for standard warranties which are

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included in other current and non-current liabilities on Dell’s Consolidated Statements of Financial Position, are presented in the following tables:

	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2008	2007	2006
	(in millions)

Deferred service revenue:
Deferred service revenue at beginning of year	$4,221	$3,707	$2,904
Revenue deferred for new extended warranty and service contracts sold	3,646	3,135	2,830
Revenue recognized	(2,607)	(2,621)	(2,027)

Deferred service revenue at end of year	$5,260	$4,221	$3,707

Current portion	$2,486	$2,032	$1,842
Non-current portion	2,774	2,189	1,865

Deferred service revenue at end of year	$5,260	$4,221	$3,707

	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2008	2007	2006
	(in millions)

Warranty liability:
Warranty liability at beginning of year	$958	$951	$722
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(a)	1,141	1,242	1,391
Service obligations honored	(1,170)	(1,235)	(1,162)

Warranty liability at end of year	$929	$958	$951

Current portion	$690	$768	$714
Non-current portion	239	190	237

Warranty liability at end of year	$929	$958	$951

(a)	Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new warranty contracts. Dell’s warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

NOTE 10 —	COMMITMENTS AND CONTINGENCIES

Lease Commitments — Dell leases property and equipment, manufacturing facilities, and office space under non-cancelable leases. Certain of these leases obligate Dell to pay taxes, maintenance, and repair costs. At February 1, 2008, future minimum lease payments under these non-cancelable leases are as follows: $92 million in Fiscal 2009; $73 million in Fiscal 2010; $65 million in Fiscal 2011; $53 million in Fiscal 2012; $39 million in Fiscal 2013; and $165 million thereafter.

Rent expense under all leases totaled $118 million, $78 million, and $70 million for Fiscal 2008, 2007, and 2006 respectively.

Restricted Cash — Pursuant to an agreement between DFS and CIT, Dell is required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to Dell’s private label credit card, and deferred servicing revenue. Restricted cash in the amount of $294 million and $418 million is

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included in other current assets on Dell’s Consolidated Statements of Financial Position at February 1, 2008 and February 2, 2007, respectively.

Legal Matters — Dell is involved in various claims, suits, investigations, and legal proceedings. As required by SFAS No. 5, Accounting for Contingencies (“SFAS 5”), Dell accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The following is a discussion of Dell’s significant legal matters.

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

Dell and several of its current and former directors and officers are parties to securities, Employee Retirement Income Security Act of 1974 (“ERISA”), and shareholder derivative lawsuits all arising out of the same events and facts. Four putative securities class actions that were filed in the Western District of Texas, Austin Division, against Dell and certain of its current and former officers have been consolidated, as In re Dell Securities Litigation, and a lead plaintiff has been appointed by the court. The lead plaintiff has asserted claims under sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934 based on alleged false and misleading disclosures or omissions regarding Dell’s financial statements, governmental investigations, internal controls, known battery problems, business model, and insiders’ sales of its securities. This action also includes Dell’s independent registered public accounting firm, PricewaterhouseCoopers LLP, as a defendant. Four other putative class actions that were also filed in the Western District by purported participants in the Dell 401(k) Plan have been consolidated, as In re Dell ERISA Litigation, and lead plaintiffs have been appointed by the court. The lead plaintiffs have asserted claims under ERISA based on allegations that Dell, certain current officers, and certain current and former directors imprudently invested and managed participants’ funds and failed to disclose information regarding its stock held in the 401(k) Plan. In addition, seven shareholder derivative lawsuits that were filed in three separate jurisdictions (the Western District of Texas, Austin Division; the Delaware Chancery Court; and the state district court in Travis County, Texas) have been consolidated into three actions, one in each of the respective jurisdictions, as In re Dell Derivative Litigation, and name various current and former officers and directors as defendants and Dell as a nominal defendant. The Travis County, Texas action has been transferred to the state district court in Williamson County, Texas. By an order filed October 9, 2007, the shareholder derivative action filed in the Western District of Texas, Austin Division, was dismissed without prejudice. The shareholder derivative lawsuits assert claims derivatively on behalf of Dell under state law, including breaches of fiduciary duties. Dell intends to defend all of these lawsuits vigorously.

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 29, 2005, Zentralstelle Für private Überspielungrechte (“ZPÜ”), a joint association of various German collection societies, instituted arbitration proceedings against Dell’s German subsidiary before the Arbitration Body in Munich. ZPÜ claims a levy of €18.4 per PC that Dell sold in Germany from January 1, 2002 through December 31, 2005. On July 31, 2007, the Arbitration Body recommended a levy of €15 on each PC sold during that period, for audio and visual copying capabilities. Dell and ZPÜ rejected the recommendation and on February 21, 2008, ZPÜ filed a lawsuit in the German Regional Court in Munich. Dell plans to continue to defend this claim vigorously. In the fourth quarter of Fiscal 2008, the German Federal Supreme Court decided that printers are not leviable. Dell is currently not aware of any other pending levy cases before the German Federal Supreme Court that could reasonably be expected to have a material adverse impact on Dell.

•	Lucent v. Dell — In February 2003, Lucent Technologies, Inc. filed a lawsuit against Dell in the United States District Court for Delaware, and the lawsuit was subsequently transferred to the United States District Court for the Southern District of California. The lawsuit alleges that Dell infringed 12 patents owned by Lucent and seeks monetary damages and injunctive relief. In April 2003, Microsoft Corporation filed a declaratory judgment action against Lucent in the United States District Court for the Southern District of California, asserting that Microsoft products do not infringe patents held by Lucent, including 10 of the 12 patents at issue in the lawsuit involving Dell and Microsoft. These actions were consolidated for discovery purposes with a previous suit that Lucent filed against Gateway, Inc. In September 2005, the court granted a summary judgment of invalidity with respect to one of the Lucent patents asserted against Dell. In subsequent decisions, the court granted summary judgment of non-infringement with respect to five more of the Lucent patents asserted against Dell. Fact and expert discovery has closed, and the three actions have been consolidated. The asserted patents are owned by two parties: Alcatel-Lucent and Multimedia Patent Trust (MPT). Prior to trial, Gateway settled with both Alcatel-Lucent and MPT. Dell settled with MPT, licensing the patents asserted by MPT in the lawsuit, but not with Alcatel-Lucent. Dell has satisfactorily resolved its indemnity coverage related to Microsoft products it uses or distributes and has determined that, in conjunction with the MPT license, such indemnity substantially reduces Dell’s exposure to the Alcatel-Lucent lawsuit. Trial as to those Alcatel-Lucent owned patents began February 20, 2008, in San Diego federal court. Microsoft and Dell are defending these claims at trial, which is scheduled to end no later the April 4, 2008. Separately, Dell filed a lawsuit against Lucent in the United States District Court for the Eastern District of Texas, alleging that Lucent infringes two patents owned by Dell and seeking monetary damages and injunctive relief. That case went to trial ending in a jury verdict on February 1, 2008, that the patents were valid but not infringed. Dell is considering its options for challenging the verdict and appeal.

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

Dell’s investments in debt securities are in high quality financial institutions and companies. As part of its cash and risk management processes, Dell performs periodic evaluations of the credit standing of the institutions in

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accordance with its investment policy. Dell’s investments in debt securities have effective maturities of less than five years. Management believes that no significant concentration of credit risk for investments exists for Dell.

Dell markets and sells its products and services to large corporate clients, governments, healthcare and education accounts, as well as small-to-medium businesses and individuals.

Dell purchases a number of components from single or limited sources. In some cases, alternative sources of supply are not available. In other cases, Dell may establish a working relationship with a single source or a limited number of sources if Dell believes it is advantageous due to performance, quality, support, delivery, capacity, or price considerations. If the supply of a critical single- or limited-source product or component is delayed or curtailed, Dell may not be able to ship the related product in desired quantities and in a timely manner. Even where multiple sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could harm operating results.

NOTE 11 —	SEGMENT INFORMATION

Dell conducts operations worldwide and is managed in three geographic regions: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific-Japan (“APJ”). The Americas region, which is based in Round Rock, Texas, covers the U.S., Canada, and Latin America. Within the Americas, Dell is further segmented into Business and U.S. Consumer. The Americas Business (“Business”) segment includes sales to corporate, government, healthcare, and education customers, while the U.S. Consumer segment includes sales primarily to individual consumers and selected retailers within the U.S. Dell has developed and started implementing a plan to combine the consumer business of both EMEA and APJ with the U.S. Consumer business and re-align its management and financial reporting structure. Dell will begin reporting worldwide Consumer once it completes the global consolidation of this business, which is expected to be the first quarter of Fiscal 2009. The changes have had no impact on Dell’s operating segment structure to date. This segment will include worldwide sales to individual consumers and select retailers. The EMEA segment, based in Bracknell, England, covers Europe, the Middle East, and Africa. The APJ region, based in Singapore, covers the Asian countries of the Pacific Rim as well as Australia, New Zealand, and India.

Corporate expenses are included in Dell’s measure of segment operating income for management reporting purposes; however, with the adoption of SFAS 123(R), beginning in Fiscal 2007, stock-based compensation expense is not allocated to Dell’s reportable segments. Beginning in the fourth quarter of Fiscal 2008, acquisition-related charges such as in-process research and development and amortization of intangibles are not allocated to Dell’s reportable segments. The asset totals disclosed by geography are directly managed by those regions and include accounts receivable, inventory, certain fixed assets, and certain other assets. Assets are not allocated specifically to the Business and U.S. Consumer segment within the Americas. Corporate assets primarily include cash and cash equivalents, investments, deferred tax assets, goodwill, intangible assets, and other assets.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present revenue by Dell’s reportable segments as well as a reconciliation of consolidated segment operating income to Dell’s consolidated operating income for Fiscal 2008, Fiscal 2007, and Fiscal 2006:

	Fiscal Year Ended
	February 1,	February 2,	February 3,
Net revenue	2008	2007	2006
	(in millions)

Americas:
Business	$31,144	$29,311	$28,365
U.S. Consumer	6,224	7,069	7,960

Americas	37,368	36,380	36,325
EMEA	15,267	13,682	12,887
APJ	8,498	7,358	6,576

Net revenue	$61,133	$57,420	$55,788

	Fiscal Year Ended
	February 1,	February 2,	February 3,
Consolidated operating income	2008	2007	2006
	(in millions)

Americas:
Business	$2,549	$2,388	$2,956
U.S. Consumer	(59)	135	452

Americas	2,490	2,523	3,408
EMEA	1,009	583	871
APJ	471	332	524

Consolidated segment operating income	3,970	3,438	4,803
Stock-based compensation expense(a)	(436)	(368)	-
Other product charges(b)	-	-	(338)
Selling, general, and administrative charges(c)	-	-	(83)
In-process research and development(d)	(83)	-	-
Amortization of intangible assets(d)	(11)	-	-

Consolidated operating income	$3,440	$3,070	$4,382

(a)	Stock compensation of $17 million for Fiscal 2006 is included in the total consolidated segment operating income. Stock-based compensation expense for Fiscal 2008 includes $107 million of cash expense for expired stock options. See Note 5 of Notes to Consolidated Financial Statements for additional information.

(b)	Other product charges include $307 million for estimated warranty costs of servicing or replacing certain OptiPlextm systems that include a vendor part that failed to perform to Dell’s specifications, as well as additional charges for product rationalizations and workforce realignment.

(c)	Charges relate to workforce realignment expenses, primarily for severance and related costs of $50 million, cost of operating leases on office space no longer utilized of $4 million, and a write-off of goodwill of $29 million.

(d)	Prior to the fourth quarter of Fiscal 2008, amortization of intangibles and IPR&D expenses of $16 million and $5 million are included in total consolidated segment operating income in Fiscal 2008 and 2007, respectively.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present depreciation and amortization expense and capital expenditures by Dell’s reportable segments for Fiscal 2008, Fiscal 2007, and Fiscal 2006 and assets for Fiscal 2008 and Fiscal 2007:

	Fiscal Year Ended
	February 1,	February 2,	February 3,
Depreciation and amortization expense:	2008	2007	2006
	(in millions)

Americas:
Business	$254	$211	$156
U.S. Consumer	108	62	53

Americas	362	273	209
EMEA	140	114	106
APJ	97	84	79

Depreciation and amortization expense	$599	$471	$394

	Fiscal Year Ended
	February 1,	February 2,	February 3,
Capital expenditures:	2008	2007	2006
	(in millions)

Americas:
Business	$332	$489	$408
U.S. Consumer	151	141	140

Americas	483	630	548
EMEA	200	144	91
APJ	148	122	108

Capital expenditures	$831	$896	$747

	Fiscal Year Ended
	February 1,	February 2,
Assets:	2008	2007
	(in millions)

Corporate	$15,336	$16,694
Americas	6,524	4,981
EMEA	3,597	2,401
APJ	2,104	1,559

Total assets	$27,561	$25,635

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is net revenue and long-lived asset information allocated between the United States and foreign countries:

	Fiscal Year Ended
	February 1,	February 2,	February 3,
Net revenue:	2008	2007	2006
	(in millions)

United States	$32,687	$32,361	$32,949
Foreign countries	28,446	25,059	22,839

Net revenue	$61,133	$57,420	$55,788

	Fiscal Year Ended
	February 1,	February 2,	February 3,
Long-lived assets:	2008	2007	2006
	(in millions)

United States	$1,622	$1,538	$1,440
Foreign countries	1,046	871	553

Long-lived assets	$2,668	$2,409	$1,993

The allocation between domestic and foreign net revenue is based on the location of the customers. Net revenue and long-lived assets from any single foreign country did not comprised more than 10% of Dell’s consolidated net revenues or long-lived assets during Fiscal 2008, 2007, and 2006. No single customer accounted for more than 10% of Dell’s consolidated net revenue during Fiscal 2008, 2007, and 2006.

The following is net revenue by product groups:

	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2008	2007	2006
	(in millions)

Net revenue:
Desktop PCs	$19,573	$19,815	$21,568
Mobility	17,423	15,480	14,372
Software and peripherals	9,908	9,001	8,329
Servers and networking	6,474	5,805	5,449
Enhanced services	5,320	5,063	4,207
Storage	2,435	2,256	1,863

Net revenue	$61,133	$57,420	$55,788

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 —	SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

	Fiscal Year Ended
Supplemental Consolidated Statements of	February 1,	February 2,
Financial Position Information:	2008	2007
	(in millions)

Accounts receivable:
Gross accounts receivable	$6,064	$4,748
Allowance for doubtful accounts	(103)	(126)

Accounts receivable	$5,961	$4,622

Inventories:
Production materials	$744	$353
Work-in-process	160	106
Finished goods	276	201

Inventories	$1,180	$660

Property, plant, and equipment:
Computer equipment	$1,968	$1,596
Land and buildings	1,635	1,480
Machinery and other equipment	1,011	973

Total property, plant, and equipment	4,614	4,049
Accumulated depreciation and amortization	(1,946)	(1,640)

Property, plant, and equipment	$2,668	$2,409

Accrued and other current liabilities:
Warranty liability	690	768
Income taxes	99	1,141
Compensation	1,131	861
Other	2,403	2,371

Accrued and other current liabilities	$4,323	$5,141

Other non-current liabilities:
Warranty liability	239	190
Tax liability	1,463	-
Other	368	457

Other non-current liabilities	$2,070	$647

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below provide a detailed presentation of investment and other income, net and supplemental cash flow information for Fiscal 2008, Fiscal 2007, and Fiscal 2006:

	Fiscal Year Ended
Supplemental Consolidated Statements of	February 1,	February 2,	February 3,
Income Information:	2008	2007	2006
	(in millions)

Investment and other income, net:
Investment income, primarily interest	$496	$368	$308
Gains (losses) on investments, net	14	(5)	(2)
Interest expense	(45)	(45)	(29)
CIT minority interest	(29)	(23)	(27)
Foreign exchange	(30)	(37)	3
Gain on sale of building	-	36	-
Other	(19)	(19)	(27)

Investment and other income, net	$387	$275	$226

	Fiscal Year Ended
Supplemental Consolidated Statements of	February 1,	February 2,	February 3,
Cash Flows Information:	2008	2007	2006
	(in millions)

Changes in operating working capital accounts:
Accounts receivable, net	$(990)	$(542)	$(602)
Short-term financing receivables, net	(310)	(165)	(378)
Inventories	(498)	(72)	(72)
Accounts payable	837	505	1,018
Accrued and other liabilities	787	955	853
Other, net	(345)	(284)	(872)

Changes in operating working capital accounts	$(519)	$397	$(53)

Income taxes paid	$767	$652	$996
Interest paid	$54	$57	$39

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 —	UNAUDITED QUARTERLY RESULTS AND STOCK PRICES

Unaudited Quarterly Results — The following tables present selected unaudited Consolidated Statements of Income and stock sales price data for each quarter of Fiscal 2008 and Fiscal 2007:

	Fiscal Year 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions except per share data)

Net revenue	$14,722	$14,776	$15,646	$15,989
Gross margin	$2,838	$2,951	$2,888	$2,994
Net income	$756	$746	$766	$679
Earnings per common share:
Basic	$0.34	$0.33	$0.34	$0.31
Diluted	$0.34	$0.33	$0.34	$0.31
Weighted-average shares outstanding:
Basic	2,234	2,237	2,236	2,184
Diluted	2,254	2,264	2,266	2,201
Stock sales price per share:
High	$25.95	$29.61	$30.77	$30.37
Low	$21.61	$24.64	$24.96	$18.87

	Fiscal Year 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions except per share data)

Net revenue	$14,320	$14,211	$14,419	$14,470
Gross margin	$2,508	$2,138	$2,391	$2,479
Net income	$776	$480	$601	$726
Earnings per common share:
Basic	$0.34	$0.21	$0.27	$0.33
Diluted	$0.33	$0.21	$0.27	$0.32
Weighted-average shares outstanding:
Basic	2,297	2,264	2,229	2,230
Diluted	2,318	2,278	2,238	2,251
Stock sales price per share:
High	$32.00	$26.43	$24.62	$27.62
Low	$25.32	$19.91	$20.99	$23.52

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 —	SUBSEQUENT EVENTS

On February 12, 2008, Dell agreed to acquire MessageOne Inc., a provider of Software-as-a-Service (SaaS) enabled enterprise-class e-mail business continuity, compliance, archiving, and disaster recovery services. The acquisition, for approximately $155 million in cash plus an additional $10 million to be used for management retention, has been approved by the board of directors of each company and is subject to regulatory approvals and customary closing conditions. Upon completion, MessageOne operations will be integrated into Dell’s Global Services organization.

The acquisition of MessageOne was identified and acknowledged by Dell’s Board of Directors as a related party transaction because Michael Dell and his family hold indirect ownership interests in MessageOne. Consequently, Dell’s Board directed management to implement a series of measures designed to ensure that the transaction was considered, analyzed, negotiated, and approved objectively and independent of any control or influence from the related parties.

In addition, on March 31, 2008, Dell announced that it will close its desktop manufacturing facility in Austin, Texas.

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

Background

During Fiscal 2008, the Audit Committee of our Board of Directors completed an independent investigation into certain accounting and financial reporting matters. As a result of issues identified in that investigation, as well as issues identified in additional reviews and procedures conducted by management, the Audit Committee, in consultation with management and PricewaterhouseCoopers LLP, our independent registered public accounting firm, concluded on August 13, 2007 that our previously issued financial statements for Fiscal 2003, 2004, 2005, and 2006 (including the interim periods within those years), and the first quarter of Fiscal 2007, should no longer be relied upon because of certain accounting errors and irregularities in those financial statements. Accordingly, we restated our previously issued financial statements for those periods. Restated financial information is presented in our Annual Report on Form 10-K for Fiscal 2007, which also contains a discussion of the investigation, the accounting errors and irregularities identified, and the adjustments made as a result of the restatement.

As a result of management’s review of the investigation issues and its other internal reviews, we identified several deficiencies in our internal control over financial reporting, including our control environment and period-end financial reporting process. The control deficiencies failed to prevent or detect a number of accounting errors and irregularities, which led to the restatement described above. Certain of the identified control deficiencies represented material weaknesses in our internal control over financial reporting as of February 2, 2007 and required corrective and remedial actions. As noted below, we believe those material weaknesses have been corrected and remediated as of February 1, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 1, 2008. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of February 1, 2008.

Management’s Report on Internal Control Over Financial Reporting

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Internal control over financial reporting includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

In connection with the preparation of this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 1, 2008 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of February 1, 2008. The effectiveness of our internal control over financial reporting as of February 1, 2008 has also been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

During Fiscal 2008, our management was actively engaged in the implementation of remediation efforts to address the material weaknesses that were identified as of February 2, 2007. Those remediation efforts were designed both to address the identified material weaknesses and to enhance our overall financial control environment. The plan to remediate those material weaknesses was described in detail in our Annual Report on Form 10-K for Fiscal 2007, and our efforts to implement that plan are summarized below:

•	Our senior management renewed its commitment to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment has been communicated to and reinforced with every Dell employee and to external stakeholders. In this regard:

–	We developed, adopted, and communicated an accounting code of conduct to serve as a set of guiding principles emphasizing our commitment to accounting and financial reporting integrity, as well as transparency and robust and complete communications with, and disclosures to, internal and external auditors.

–	We reemphasized and invigorated our communications to all employees regarding the availability of our Ethics Hotline, as well as other reporting avenues or forums, through which employees at all levels can submit information or express concerns regarding accounting, financial reporting, or other irregularities they have become aware of or have observed.

–	We effected various personnel actions in our accounting and financial reporting functions. These actions included terminations, reassignments, reprimands, increased supervision, training, and imposition of financial penalties in the form of compensation adjustments.

–	We implemented personnel resource plans, as well as training and retention programs, designed to ensure that we have sufficient personnel with knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements. We developed and implemented comprehensive training programs for finance personnel globally covering fundamental accounting and financial reporting matters, including accounting policies, financial reporting requirements, income statement classification, revenue recognition, vendor funding, accounting for reserves and accrued liabilities, and account reconciliation and documentation requirements. As of March 31, 2008, we have delivered that training to a majority of the accounting organization worldwide.

•	We reorganized the Finance Department, segregating accounting and financial reporting responsibility from other finance functions, with a renewed commitment to accounting and financial reporting integrity. We appointed a new Chief Accounting Officer in May 2007 and strengthened that position, making it directly responsible for all accounting and financial reporting functions worldwide. Under the supervision and oversight of the Chief Accounting Officer:

–	We centralized the development, oversight, and monitoring of accounting policies, and standardized processes in critical accounting areas.

–	We implemented new, and refreshed and reemphasized existing, global accounting and finance policies regarding the proper maintenance of accrued liability and other balance sheet reserve accounts.

–	We created a revenue recognition accounting resource function to coordinate complex revenue recognition matters and to provide global oversight and guidance on the design of controls and processes to enhance and standardize revenue recognition accounting procedures.

–	We developed, implemented, and communicated processes and controls to ensure that appropriate account reconciliations are performed, documented, and reviewed as part of standardized procedures.

–	We improved the processes and procedures around the completion and review of quarterly management representation letters, in which our various business and finance leaders make full and complete representations concerning, and assume accountability for, the accuracy and integrity of their submitted financial results.

•	We extended the time between the end of a financial reporting period and the public release of financial and operating data with respect to that period, giving our accounting organization more time to appropriately process the close of the accounting records and analyze the reported results prior to public announcement.

•	The internal audit organization and the Chief Accounting Officer enhanced their review and monitoring of key accounting processes, including journal entries and supporting documentation, revenue recognition processes, account reconciliations, and management representation letter controls and processes.

During the fourth quarter of Fiscal 2008, the remediation plan was fully implemented and operationalized. Our remediation activities during that period included continued focus on all remediation efforts and further testing to ensure the effectiveness of new and existing controls and procedures, as well as the following specific activities: continued GAAP training for additional accounting and finance personnel; further standardization of processes in critical accounting areas; continued operationalization of the revenue recognition accounting resource function; continued training and testing on account reconciliation processes and controls; and implementation of the accounting code of conduct, with compliance certifications from all accounting personnel.

Our efforts to remediate the identified material weaknesses and to enhance our overall control environment have been regularly reviewed with, and monitored by, our Audit Committee.

We believe the remediation measures described above have been successful in correcting and remediating the material weaknesses previously identified and have further strengthened and enhanced our internal control over financial reporting. As noted above, management is committed to maintaining a strong control environment, high ethical standards, and financial reporting integrity. In that regard, management will continue to improve, strengthen, and enhance our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. Furthermore, we have enhanced our control monitoring processes so that we can better assess on an ongoing basis the continuing effectiveness of the remediation and other control enhancement measures we have implemented. In addition, we are investing in the design and implementation of additional and enhanced information technology systems and user applications commensurate with the complexity of our business and our financial reporting requirements. Our goal is to reduce the need for manual processes, subjective assumptions, and management discretion; reduce the opportunity for errors and omissions; and decrease our reliance on manual controls to detect and correct accounting and financial reporting inaccuracies.

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

None.

PART III

The information called for by Part III of Form 10-K (Item 10 — Directors, Executive Officers and Corporate Governance, Item 11 — Executive Compensation, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 — Certain Relationships and Related Transactions, and Director Independence, and Item 14 — Principal Accountant Fees and Services), to the extent not set forth herein under “Item 1 — Business — Executive Officers of Dell,” is incorporated by reference from Dell’s proxy statement relating to the 2008 annual meeting of stockholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PART IV

ITEM 15 —	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed as a part of this report under “Part II — Item 8 — Financial Statements and Supplementary Data”:

A list of the exhibits filed or furnished with this report (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit index on page 101 of this report.

Financial Statement Schedule

The following financial statement schedule is filed as a part of this report under Schedule II immediately preceding the signature page: Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended February 1, 2008, February 2, 2007, and February 3, 2006. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the consolidated financial statements, or notes thereto, included herein.

SCHEDULE II

DELL INC.

VALUATION AND QUALIFYING ACCOUNTS

		Balance at	Charged to	Write-Offs	Balance
Fiscal		Beginning	Income	Charged to	at End of
Year	Description	of Period	Statement	Allowance	Period

Trade Receivables:
2008	Allowance for doubtful accounts	$ 126	$ 82	$ 105	$ 103
2007	Allowance for doubtful accounts	$ 96	$ 107	$ 77	$ 126
2006	Allowance for doubtful accounts	$ 79	$ 101	$ 84	$ 96

Customer Financing Receivables:
2008	Allowance for doubtful accounts	$ 39	$ 105	$ 48	$ 96
2007	Allowance for doubtful accounts	$ 22	$ 40	$ 23	$ 39
2006	Allowance for doubtful accounts	$ 1	$ 22	$ 1	$ 22

Trade Receivables:
2008	Allowance for customer returns	$ 53	$ 475	$ 437	$ 91
2007	Allowance for customer returns	$ 57	$ 387	$ 391	$ 53
2006	Allowance for customer returns	$ 45	$ 384	$ 372	$ 57

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL INC.

By:	/s/ MICHAEL S. DELL
Michael S. Dell
Chairman and Chief Executive Officer

Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL S. DELL Michael S. Dell	Chairman and Chief Executive Officer (principal executive officer)	March 31, 2008

/s/ DONALD J. CARTY Donald J. Carty	Vice Chairman and Chief Financial Officer	March 31, 2008

/s/ WILLIAM H. GRAY, III William H. Gray, III	Director	March 31, 2008

/s/ SALLIE L. KRAWCHECK Sallie L. Krawcheck	Director	March 31, 2008

/s/ ALAN G. LAFLEY Alan G. Lafley	Director	March 31, 2008

/s/ JUDY C. LEWENT Judy C. Lewent	Director	March 31, 2008

/s/ THOMAS W. LUCE III Thomas W. Luce III	Director	March 31, 2008

/s/ KLAUS S. LUFT Klaus S. Luft	Director	March 31, 2008

/s/ ALEX J. MANDL Alex J. Mandl	Director	March 31, 2008

/s/ MICHAEL A. MILES Michael A. Miles	Director	March 31, 2008

/s/ SAMUEL A. NUNN, Jr. Samuel A. Nunn, Jr.	Director	March 31, 2008

/s/ THOMAS W. SWEET Thomas W. Sweet	Vice President, Corporate Finance (principal accounting officer)	March 31, 2008

        Exhibits

Exhibit
No.			Description of Exhibit

2.1		—	Agreement and Plan of Merger, dated November 4, 2007, by and among Dell International Incorporated, DII — Elephant Inc. and EqualLogic, Inc. (incorporated by reference to Exhibit 2.1 of Dell’s Current Report on Form 8-K filed on November 8, 2007, Commission File No. 0-17017)
3.1		—	Restated Certificate of Incorporation, filed February 1, 2006 (incorporated by reference to Exhibit 3.3 of Dell’s Current Report on Form 8-K filed on February 2, 2006, Commission File No. 0-17017)
3.2		—	Restated Bylaws, as amended and effective March 8, 2007 (incorporated by reference to Exhibit 3.1 of Dell’s Current Report on Form 8-K filed on March 13, 2007, Commission File No. 0-17017)
4.1		—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.2		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4		—	Form of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.5		—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
10	.1*	—	Amended and Restated Dell Computer Corporation 1994 Incentive Plan (incorporated by reference to Exhibit 99 of Dell’s Registration Statement on Form S-8, filed October 31, 2000, Registration No. 333-49014)
10	.2*	—	Amended and Restated Dell Computer Corporation 1998 Broad Based Stock Option Plan (incorporated by reference to Exhibit 99 of Dell’s Registration Statement on Form S-8, filed October 31, 2000, Registration No. 333-49016)
10	.3*	—	Dell Computer Corporation 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2002, Commission File No. 0-17017)
10	.4*	—	Dell Inc. Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Appendix A of Dell’s 2007 proxy statement filed on October 31, 2007, Commission File No. 0-17017)
10	.5*†	—	Amended and Restated Dell Inc. 401(k) Plan, adopted effective as of January 1, 2007
10	.6*	—	Amended and Restated Dell Computer Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2004, Commission File No. 0-17017)
10	.7*	—	Executive Incentive Bonus Plan, adopted July 18, 2003 (incorporated by reference to Exhibit 10.1 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2003, Commission File No. 0-17017)
10	.8*	—	Form of Indemnification Agreement between Dell and each Non-Employee Director of Dell (incorporated by reference to Exhibit 10.11 to Dell’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, Commission File No. 0-17017)
10	.9*	—	Form of Performance Based Stock Unit Agreement for employees under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed March 14, 2006, Commission File No. 0-17017)
10	.10*	—	Form of Restricted Stock Agreement for Non-Employee Directors under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed July 27, 2006, Commission File No. 0-17017)

Exhibit
No.			Description of Exhibit

10	.11*	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed July 27, 2006, Commission File No. 0-17017)
10.12		—	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed July 27, 2006, Commission File No. 0-17017)
10	.13*	—	Form of Nonstatutory Stock Option Agreement for grant to Donald J. Carty under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed December 20, 2006, Commission File No. 0-17017)
10	.14*	—	Form of Stock Unit Agreement for grant to Donald J. Carty under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed December 20, 2006, Commission File No. 0-17017)
10	.15*	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 of Dell’s Quarterly Report on Form 10-Q filed October 30, 2007, Commission File No. 0-17017)
10	.16*	—	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Dell’s Quarterly Report on Form 10-Q filed October 30, 2007, Commission File No. 0-17017)
10	.17*†	—	Form of Performance Based Stock Unit Agreement for Executive Officers under the Amended and Restated 2002 Long-Term Incentive Plan
10	.18*†	—	Form of Nonstatutory Stock Option Agreement for Executive Officers under the Amended and Restated 2002 Long-Term Incentive Plan
10	.19*†	—	Form of Restricted Stock Unit Agreement for Executive Officers under the Amended and Restated 2002 Long-Term Incentive Plan
10	.20*	—	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 of Dell’s Current Report on Form 8-K filed on July 16, 2007, Commission file No. 0-17017)
10	.21*	—	Form of Release Agreement between Dell and Current and Former Executive Officers with respect to Expired Stock Options (incorporated by reference to Exhibit 10.1 of Dell’s Current Report on Form 8-K filed July 16, 2007, Commission file No. 0-17017)
10	.22*	—	Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between Kevin B. Rollins and Dell Inc. (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed February 20, 2007, Commission File No. 0-17017)
10	.23*	—	Letter Agreement regarding Severance Benefits between Michael R. Cannon and Dell Inc. (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed February 21, 2007, Commission File No. 0-17017)
10	.24*	—	Letter Agreement regarding Severance Benefits between Ronald G. Garriques and Dell Inc. (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed February 21, 2007, Commission File No. 0-17017)
10	.25*	—	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed February 21, 2007, Commission File No. 0-17017)
10	.26*	—	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 of Dell’s Current Report on Form 8-K filed on September 12, 2007, Commission file No. 0-17017)
10	.27*	—	Separation Agreement and Release between Kevin B. Rollins and Dell Inc. (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed February 20, 2007, Commission File No. 0-17017)
21	†	—	Subsidiaries of Dell
23	†	—	Consent of PricewaterhouseCoopers LLP

Exhibit
No.			Description of Exhibit

31	.1†	—	Certification of Michael S. Dell, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Donald J. Carty, Vice Chairman and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1††	—	Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Donald J. Carty, Vice Chairman and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	.1†	—	Item 4 — Submission of Matters to a Vote of Security Holders from page 34 of Dell’s Quarterly Report on Form 10-Q filed December 10, 2007, Commission File No. 0-17017

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.