Form 10-Q
period 2008-05-02
DELL INC
filed 2008-06-03
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑

As of the close of business on May 30, 2008, 2,020,946,756 shares of common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	May 2,	February 1,
	2008	2008
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$8,273	$7,764
Short-term investments	228	208
Accounts receivable, net	6,002	5,961
Financing receivables, net	1,548	1,732
Inventories	1,258	1,180
Other	3,193	3,035

Total current assets	20,502	19,880
Property, plant, and equipment, net	2,642	2,668
Investments	1,312	1,560
Long-term financing receivables, net	375	407
Goodwill	1,691	1,648
Purchased intangible assets, net	808	780
Other non-current assets	689	618

Total assets	$28,019	$27,561

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$131	$225
Accounts payable	10,891	11,492
Accrued and other	3,829	4,323
Short-term deferred service revenue	2,518	2,486

Total current liabilities	17,369	18,526
Long-term debt	1,848	362
Long-term deferred service revenue	2,906	2,774
Other non-current liabilities	2,350	2,070

Total liabilities	24,473	23,732
Commitments and contingencies (Note 9)
Redeemable common stock and capital in excess of $.01 par value; shares issued and outstanding: 4 and 4, respectively (Note 12)	92	94
Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	-	-
Common stock and capital in excess of $.01 par value; shares authorized:
7,000; shares issued: 3,329 and 3,320, respectively; shares outstanding: 2,017 and
2,060, respectively	10,652	10,589
Treasury stock at cost: 837 and 785 shares, respectively	(26,068)	(25,037)
Retained earnings	18,983	18,199
Accumulated other comprehensive loss	(113)	(16)

Total stockholders’ equity	3,454	3,735

Total liabilities and equity	$28,019	$27,561

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	May 2,	May 4,
	2008	2007

Net revenue	$16,077	$14,722
Cost of net revenue	13,112	11,884

Gross margin	2,965	2,838

Operating expenses:
Selling, general, and administrative	1,912	1,763
Research, development, and engineering	152	142
In-process research and development	2	-

Total operating expenses	2,066	1,905

Operating income	899	933
Investment and other income, net	125	78

Income before income taxes	1,024	1,011
Income tax provision	240	255

Net income	$784	$756

Earnings per common share:
Basic	$0.39	$0.34

Diluted	$0.38	$0.34

Weighted-average shares outstanding:
Basic	2,036	2,234
Diluted	2,040	2,254

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended
	May 2,	May 4,
	2008	2007

Cash flows from operating activities:
Net income	$784	$756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185	132
Stock-based compensation	50	97
Excess tax benefits from stock-based compensation	-	(12)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(90)	22
Other	39	31
Changes in:
Operating working capital	(882)	(1,054)
Non-current assets and liabilities	57	(71)

Net cash provided by (used in) operating activities	143	(99)

Cash flows from investing activities:
Investments:
Purchases	(172)	(1,104)
Maturities and sales	434	1,068
Acquisition of business, net of cash and cash equivalents acquired	(170)	-
Capital expenditures	(122)	(171)

Net cash used in investing activities	(30)	(207)

Cash flows from financing activities:
Repurchase of common stock	(1,031)	-
Issuance of common stock under employee plans	21	21
Excess tax benefits from stock-based compensation	-	12
Issuance (payment) of commercial paper, net	101	(40)
Repayments of borrowings	(200)	(17)
Proceeds from borrowings	1,490	12
Other	6	(1)

Net cash provided by (used in) financing activities	387	(13)

Effect of exchange rate changes on cash and cash equivalents	9	33

Net increase (decrease) in cash and cash equivalents	509	(286)
Cash and cash equivalents at beginning of period	7,764	9,546

Cash and cash equivalents at end of period	$8,273	$9,260

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 —	BASIS OF PRESENTATION

Basis of Presentation — The accompanying condensed consolidated financial statements of Dell Inc. (“Dell”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (“SEC”) in Dell’s Annual Report on Form 10-K for the fiscal year ended February 1, 2008. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries at May 2, 2008, and the results of its operations and its cash flows for the three month periods ended May 2, 2008, and May 4, 2007.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in Dell’s condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from those estimates.

Dell Financial Services L.P. (“DFS”), formerly a joint venture with CIT Group Inc. (“CIT”), has been a wholly-owned subsidiary since January 1, 2008. DFS’s financial results have previously been consolidated by Dell in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R (“FIN 46R”), as Dell was the primary beneficiary. DFS allows Dell to provide its customers with various financing alternatives. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information.

Out of Period Adjustments — In the first quarter of Fiscal 2009 Dell recorded adjustments related to net revenue, cost of net revenue, operating expenses, and investment and other income that in the aggregate increased income before tax by approximately $110 million. The two largest of these corrections include a reversal of the provision for Fiscal 2008 employee bonuses and a foreign exchange rate error. Correcting these errors increased income before tax by $46 million and $42 million, respectively. Because these errors, both individually and in the aggregate, were not material to any of the prior years’ financial statements, and the impact of correcting these errors in the current year is not expected to be material to the full year Fiscal 2009 financial statements, Dell recorded the correction of these errors in the first quarter of Fiscal 2009 financial statements.

Recently Issued and Adopted Accounting Pronouncements — In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for assets and liabilities measured at fair value. SFAS 157 applies to existing accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. Dell adopted the effective portions of SFAS 157 beginning the first quarter of Fiscal 2009. See Note 6 of Notes to Condensed Consolidated Financial Statements for the impact of the adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. While SFAS 159 became effective for Dell’s 2009 fiscal year, Dell did not elect the fair value measurement option for any of its financial assets or liabilities.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, financial performance, and cash flows. SFAS No. 161 does not change the

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

accounting treatment for derivative instruments and is effective for us beginning Fiscal 2010. Management is currently evaluating the impact of the disclosure requirements of SFAS 161.

NOTE 2 —	INVENTORIES

	May 2,	February 1,
	2008	2008(a)
	(in millions)

Inventories:
Production materials	$743	$714
Work-in-process	173	144
Finished goods	342	322

Inventories	$1,258	$1,180

(a)	Certain prior period amounts have been changed to conform to the current year presentation. As a result, $46 million has been reclassified from production materials and work-in-process to finished goods. There is no impact to the condensed consolidated financial statements as a result of this change.

NOTE 3 —	EARNINGS PER COMMON SHARE

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive. Accordingly, certain stock-based incentive awards have been excluded from the calculation of diluted earnings per share totaling 275 million and 285 million shares for the first quarter of Fiscal 2009 and Fiscal 2008, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended May 2, 2008, and May 4, 2007:

	Three Months Ended
	May 2,	May 4,
	2008	2007
	(in millions, except per share amounts)

Numerator:
Net income	$784	$756
Denominator:
Weighted-average shares outstanding:
Basic	2,036	2,234
Effect of dilutive options, restricted stock units, restricted stock, and other	4	20

Diluted	2,040	2,254

Earnings per common share:
Basic	$0.39	$0.34

Diluted	$0.38	$0.34

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 —	COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the three month periods ended May 2, 2008, and May 4, 2007:

	Three Months Ended
	May 2,	May 4,
	2008	2007
	(in millions)

Comprehensive income:
Net income	$784	$756
Unrealized losses on foreign currency hedging instruments, net	(31)	(82)
Unrealized (losses) gains on marketable securities, net	(25)	12
Foreign currency translation adjustments	(41)	1

Comprehensive income	$687	$687

NOTE 5 —	FINANCIAL SERVICES

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

Dell utilizes DFS to facilitate financing for a significant number of customers who elect to finance products sold by Dell. New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services through DFS, were $1.1 billion and $1.4 billion during the three month periods ended May 2, 2008, and May 4, 2007, respectively.

CIT continues to have the right to purchase a minimum percentage of DFS’ customer receivables until January 29, 2010 (Fiscal 2010). CIT’s minimum funding right is 35% in Fiscal 2009 and 25% in Fiscal 2010 of the new customer receivables facilitated by DFS. CIT has the right to accelerate all or a portion of the Fiscal 2010 funding rights into Fiscal 2009. If CIT chooses not to accelerate the Fiscal 2010 funding rights, Dell has the option to purchase any of CIT’s Fiscal 2010 funding rights that CIT did not accelerate into Fiscal 2009. In the three-month period ended May 2, 2008, CIT’s funding percentage was approximately 35%.

DFS services the receivables purchased by CIT.  However, Dell’s obligation related to the performance of the DFS originated receivables purchased by CIT is limited to the cash funded credit reserves established at the time of funding.

Dell is undertaking a strategic assessment of ownership alternatives for certain DFS financing activities. The assessment is primarily focused on the consumer and small-and-medium business revolving credit financing receivables and operations in the U.S., but may also include commercial leasing. The outcome of the assessment will depend on the customer, capital, and economic impact of alternative ownership structures. It is possible the assessment will result in no change to the ownership and operating structure. We expect to complete our assessment in the third quarter of Fiscal 2009.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financing Receivables

The following table summarizes the components of Dell’s financing receivables, net of the allowance for estimated uncollectible amounts:

	May 2,	February 1,
	2008	2008
	(in millions)

Financing receivables, net:
Customer receivables:
Revolving loans, gross	$776	$1,063
Fixed-term leases and loans, gross	635	654

Customer receivables, gross	1,411	1,717
Customer receivables allowance	(93)	(96)

Customer receivables, net	1,318	1,621
Residual interest	288	295
Retained interest	317	223

Financing receivables, net	$1,923	$2,139

Short-term	$1,548	$1,732
Long-term	375	407

Financing receivables, net	$1,923	$2,139

Financing receivables consist of customer receivables, residual interest, and retained interest in securitized receivables. Customer receivables include fixed-term loans and leases and revolving loans resulting from the sale of Dell products and services. Dell enters into sales-type lease arrangements with customers who desire lease financing. Of the customer receivables balance at May 2, 2008, and February 1, 2008, $96 million and $444 million, respectively, represent balances which are due from CIT in connection with specified promotional programs.

•	Customer receivables are presented net of allowance for uncollectible accounts. The allowance is based on factors including historical experience, past due receivables, receivable type, and the risk composition of the receivables. The composition and credit quality varies from investment grade commercial customers to subprime consumers. Subprime receivables comprise less than 20% of the net customer receivable balance at May 2, 2008. Customer receivables are charged to the allowance at the earlier of when an account is deemed to be uncollectible or when an account is 180 days delinquent. Recoveries on customer receivables previously charged off as uncollectible are recorded to the allowance for uncollectible accounts. The following is a description of the components of customer receivables.

–	Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. Revolving loans bear interest at a variable annual percentage rate that is tied to the prime rate. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full, no interest is charged. These special programs generally range from 3 to 12 months and have an average original term of approximately 12 months. At May 2, 2008, and February 1, 2008, $430 million and $668 million, respectively, were receivables under these special programs.

–	Leases with business customers have fixed terms of two to five years. Future maturities of minimum lease payments at May 2, 2008, are as follows: 2009: $123 million; 2010: $94 million; 2011: $45 million; 2012:

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

$19 million; and 2013: $3 million. Fixed-term loans are also offered to qualified small businesses and primarily consist of loans with short-term maturities.

The following table presents the net credit losses and customer receivables accounts 60 days or more past due.

	Three months ended
	May 2, 2008		May 4, 2007
	Dollars	%	Dollars	%
	(in millions, except percentages)

Net credit losses of customer financing receivables	$18	4.9%(a)	$7	2.7%(a)
Customer financing receivables 60 days or more delinquent	$38	2.6%(b)	$12	0.8%(b)

(a)	Net credit losses for the quarter as a percentage of the outstanding average customer receivables balance over the quarter, multiplied by four.

(b)	Customer financing receivables 60 days or more delinquent divided by the ending customer financing receivables balance.

•	Dell retains a residual interest in the leased equipment. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a periodic basis, Dell assesses the carrying amount of its recorded residual values for impairment. Anticipated declines in specific future residual values that are considered to be other-than-temporary are recorded in current earnings.

•	Retained interests represent the residual beneficial interest Dell retains in certain pools of securitized financing receivables. Retained interests are stated at the present value of the estimated net beneficial cash flows after payment of all senior interests. In estimating the value of retained interests, Dell makes a variety of financial assumptions, including pool credit losses, payment rates, and discount rates. These assumptions are supported by both Dell’s historical experience and anticipated trends relative to the particular receivable pool. Dell reviews its investments in retained interests periodically for impairment, based on estimated fair value. All gains and losses are recognized in income immediately.

Dell values the retained interest at the time of each receivable sale and at the end of each reporting period. Dell determines the fair value of retained interest using a discounted cash flow model with various key assumptions, including payment rates, credit losses, discount rates, and remaining life of the receivables sold.

The monthly payment rate is the most significant estimate involved in the measurement process. Other significant estimates include the credit loss rate and the discount rate. These estimates are based on management expectations of future payment rates and credit loss rates, reflecting our historical rate of payments and credit losses, industry trends, current market interest rates, expected future interest rates, and other considerations.

The implementation of SFAS 157 did not result in material changes to the models or processes used to value retained interest. See Note 6 of Notes to Condensed Consolidated Financial Statements for the impact of the implementation of SFAS 157.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the activity in retained interest balances for the three-month periods ended May 2, 2008, and May 4, 2007:

	Three months ended
	May 2,	May 4,
	2008	2007
	(in millions)

Retained interest:
Retained interest at beginning of period	$223	$158
Issuances	156	43
Distributions from conduits	(55)	(40)
Net accretion	10	3
Change in fair value for the period	(17)	-

Retained interest at end of period	$317	$164

The table below summarizes the assumptions used to measure the fair value of the retained interest as of May 2, 2008:

	Weighted Average Key Assumptions
	Monthly
	Payment	Credit	Discount
	Rates	Losses	Rates	Life
		(lifetime)	(annualized)	(months)

Time of sale valuation of retained interest	11%	8%	16%	13
Valuation of retained interests	8%	11%	14%	12

The impact of adverse changes to the key valuation assumptions to the fair value of retained interest at May 2, 2008, is shown in the following table:

May 2, 2008

Adverse change of:	(in millions )
Expected prepayment speed: 10%	$(7)
Expected prepayment speed: 20%	$(12)

Expected credit losses: 10%	$(11)
Expected credit losses: 20%	$(22)

Discount rate: 10%	$(4)
Discount rate: 20%	$(9)

The analyses above utilized 10% and 20% adverse variation in assumptions to assess the sensitivities in fair value of the retained interest. However, these changes generally cannot be extrapolated because the relationship between a change in one assumption to the resulting change in fair value may not be linear. For the above sensitivity analyses, each key assumption was isolated and evaluated separately. Each assumption was adjusted by 10% and 20% while holding the other key assumptions constant. Assumptions may be interrelated, and changes to one assumption may impact others and the resulting fair value of the retained interest. For example, increases in market interest rates may result in lower prepayments and increased credit losses. The effect of multiple assumption changes were not considered in the analyses.

Asset Securitization

During the first three months of Fiscal 2009 and Fiscal 2008, Dell sold $421 million and $296 million, respectively, of fixed-term leases and loans and revolving loans to unconsolidated qualifying special purpose entities. The

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from those of Dell. The sole purpose of the qualifying special purpose entities is to facilitate the funding of financing receivables in the capital markets. Dell determines the amount of receivables to securitize based on its funding requirements in conjunction with specific selection criteria designed for the transaction. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125 (“SFAS 140”). The principal balance of the securitized receivables at May 2, 2008, and February 1, 2008, was $1.4 billion and $1.2 billion, respectively.

Dell retains the right to receive collections on securitized receivables in excess of amounts needed to pay interest and principal as well as other required fees. Upon the sale of the financing receivables, Dell records the present value of the excess cash flows as a retained interest. Dell services the securitized contracts and earns a servicing fee. Dell’s securitization transactions generally do not result in servicing assets and liabilities, as the contractual fees are adequate compensation in relation to the associated servicing cost.

Dell securitization programs contain standard structural features related to the performance of the securitized receivables. These structural features include defined credit losses, delinquencies, average credit scores, and excess collections above or below specified levels. In the event one or more of these features are met and Dell is unable to restructure the program, no further funding of receivables will be permitted, and the timing of expected retained interest cash flows will be delayed, which would impact the valuation of the retained interest. Should these events occur, Dell does not expect a material adverse affect on the valuation of the retained interest or on Dell’s ability to securitize financing receivables.

The following table presents the net credit losses and accounts 60 days or more past due of the securitized receivables:

	Three months ended
	May 2, 2008			May 4, 2007
	Dollars	%		Dollars	%
	(in millions, except percentages)

Net credit losses of securitized financing receivables	$28	8.7%(a	)	$17	6.6%(a	)
Securitized financing receivables 60 days or more delinquent	$49	3.6%(b	)	$33	3.2%(b	)

(a)	Net credit losses for the quarter as a percentage of the average outstanding securitized financing receivables over the quarter, multiplied by four.

(b)	Securitized financing receivables 60 days or more delinquent divided by the ending securitized financing receivables balance.

NOTE 6 —	FAIR VALUE

On February 2, 2008, Dell adopted the effective portions of SFAS 157. In February 2008 the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Therefore, we adopted the provisions of SFAS 157 with respect to only financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements for fair value measurements. This statement does not require any new fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, Dell uses various methods including market, income, and cost approaches. Dell utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs. The

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

adoption of this statement did not have a material effect on the consolidated financial statements for the first quarter of Fiscal 2009.

As a basis for categorizing these inputs, SFAS 157 establishes the following hierarchy which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions:

•	Level 1: Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

•	Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments valuation.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of May 2, 2008:

	Level 1
	Quoted Prices	Level 2
	in Active	Significant	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs
		(in millions)

Investments - available for sale securities	$-	$1,402	$25	$1,427
Investments - trading securities	3	104	-	107
Retained interest	-	-	317	317
Derivative instruments	-	51	-	51

Total assets measured at fair value on recurring basis	$3	$1,557	$342	$1,902

Derivative instruments	-	119	-	119

Total liabilities measured at fair value on recurring basis	$-	$119	$-	$119

The following section describes the valuation methodologies Dell uses to measure financial instruments at fair value:

Investments Available for Sale — The majority of Dell’s investment portfolio consists of various fixed income securities such as U.S. government and agencies, U.S. and international corporate, and state and municipal bonds. This portfolio of investments, as of May 2, 2008, is valued based on model driven valuations whereby all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. The Level 3 position represents a convertible debt security that Dell was unable to corroborate with observable market data. The investment is valued at cost plus accrued interest as this is management’s best estimate of fair value due to the recent acquisition of the investment.

Investments Trading Securities — The majority of Dell’s trading portfolio consists of various mutual funds and equity securities. The Level 1 securities are valued using quoted prices for identical assets in active markets. The Level 2 securities include various mutual funds that are not exchange traded and valued at their net asset value, which can be market corroborated.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Retained Interests in Securitized Receivables — The fair value of the retained interest is determined using a discounted cash flow model. Significant assumptions to the model include pool credit losses, payment rates, and discount rates. These assumptions are supported by both historical experience and anticipated trends relative to the particular receivable pool. Retained interest in securitized receivables is included in financing receivables, current and long-term, on the Condensed Consolidated Statement of Financial Position. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information about retained interest.

Derivative Instruments — Dell’s derivative financial instruments consist of interest rate swaps and foreign currency forward and purchased option contracts. The portfolio is valued using internal models based on market observable inputs, including interest rate curves and both forward and spot prices for currencies, implied volatilities, and credit risk.

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

		Investments
	Retained	Available for
	Interest	Sale	Total
	(in millions)

Balance at February 1, 2008	$223	$-	$223
Net unrealized losses included in earnings	(7)	-	(7)
Purchase	-	25	25
Issuances and settlements	101	-	101

Balance at May 2, 2008	$317	$25	$342

Unrealized gains or (losses) for the three months ended May 2, 2008, related to the Level 3 retained interest asset still held at the reporting date, are reported in income.

Items Measured at Fair Value on a Nonrecurring Basis — Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore not included in the recurring fair value table. Dell did not record any change in fair value for these assets and liabilities during the first quarter of 2009.

NOTE 7 —	ACQUISITIONS

Dell completed two acquisitions, The Networked Storage Company and MessageOne, Inc., in the first quarter of Fiscal 2009 for approximately $186 million in cash. Dell recorded approximately $133 million of goodwill and approximately $63 million of purchased intangibles related to these acquisitions. The larger of these transactions was the purchase of MessageOne, Inc., for approximately $155 million in cash plus an additional $10 million to be used for management retention. MessageOne has been integrated into Dell’s Global Services organization, and The Networked Storage Company has been integrated into Dell’s Europe, Middle East, and Africa (“EMEA”) Commercial segment. With these acquisitions, Dell expects to be able to broaden its services offerings to customers.

The acquisition of MessageOne was identified and acknowledged by Dell’s Board of Directors as a related party transaction because Michael Dell and his family held indirect ownership interests in MessageOne. Consequently, Dell’s Board directed management to implement a series of measures designed to ensure that the transactions was considered, analyzed, negotiated, and approved objectively and independent of any control or influence from the related parties.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

NOTE 8 —	WARRANTY LIABILITY AND RELATED DEFERRED SERVICE REVENUE

Revenue from extended warranty and service contracts, for which Dell is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Dell records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in Dell’s deferred revenue for extended warranties, and warranty liability for standard warranties which are included in other current and non-current liabilities on Dell’s Condensed Consolidated Statements of Financial Position, are presented in the following tables:

	Three Months Ended
	May 2,	May 4,
	2008	2007
	(in millions)

Deferred service revenue:
Deferred service revenue at beginning of period	$5,260	$4,221
Revenue deferred for new extended warranty and service contracts sold	952	824
Revenue recognized	(788)	(637)

Deferred service revenue at end of period	$5,424	$4,408

Current portion	$2,518	$2,033
Non-current portion	2,906	2,375

Deferred service revenue at end of period	$5,424	$4,408

	Three Months Ended
	May 2,	May 4,
	2008	2007
	(in millions)

Warranty liability:
Warranty liability at beginning of period	$929	$958
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(a)	352	252
Service obligations honored	(267)	(321)

Warranty liability at end of period	$1,014	$889

Current portion	$677	$638
Non-current portion	337	251

Warranty liability at end of period	$1,014	$889

(a)	Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new warranty contracts. Dell’s warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 —	COMMITMENTS AND CONTINGENCIES

Severance Costs and Facility Closures — In Fiscal 2008, Dell announced a comprehensive review of costs that is currently ongoing. Since this announcement and through the end of the first quarter of Fiscal 2009, Dell reduced headcount and closed certain Dell facilities. As of May 2, 2008, and February 1, 2008, the accrual related to these actions was $78 million and $23 million, respectively, which is included in accrued and other liabilities in the Condensed Consolidated Statements of Financial Position.

Restricted Cash — Pursuant to an agreement between DFS and CIT, Dell is required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to Dell’s private label credit card, and deferred servicing revenue. Restricted cash in the amount of $303 million and $294 million is included in other current assets at May 2, 2008, and February 1, 2008, respectively.

Legal Matters — Dell is involved in various claims, suits, investigations, and legal proceedings. As required by SFAS No. 5, Accounting for Contingencies (“SFAS 5”), Dell accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. Dell reviews these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. However, litigation is inherently unpredictable. Therefore, Dell could incur judgments or enter into settlements of claims that could adversely affect its operating results or cash flows in a particular period.

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

Dell and several of its current and former directors and officers are parties to securities, Employee Retirement Income Security Act of 1974 (“ERISA”), and shareholder derivative lawsuits all arising out of the same events and facts. Four putative securities class actions that were filed in the Western District of Texas, Austin Division, against Dell and certain of its current and former officers have been consolidated as In re Dell Securities Litigation, and a lead plaintiff has been appointed by the court. The lead plaintiff has asserted claims under sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934 based on alleged false and misleading disclosures or omissions regarding Dell’s financial statements, governmental investigations, internal controls, known battery problems, business model, and insiders’ sales of its securities. This action also includes Dell’s independent registered public accounting firm, PricewaterhouseCoopers LLP, as a defendant. Four other putative class actions that were also filed in the Western District, Austin Division, by purported participants in the Dell 401(k) Plan have been consolidated as In re Dell ERISA Litigation, and lead plaintiffs have been appointed by the court. The lead plaintiffs have asserted claims under ERISA based on allegations that Dell and certain current and former directors and officers imprudently invested and managed participants’ funds and failed to disclose information regarding its stock held in the 401(k) Plan. In addition, seven shareholder derivative lawsuits that were filed in three separate jurisdictions were consolidated as In re Dell Derivative Litigation into three actions. One of those consolidated actions was pending in the Western District of Texas,

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Austin Division, but was dismissed without prejudice by an order filed October 9, 2007. The two other consolidated shareholder derivative actions are pending in Delaware Chancery Court and in state district court in Williamson County, Texas. These shareholder derivative lawsuits name various current and former officers and directors as defendants and Dell as a nominal defendant, and assert various claims derivatively on behalf of Dell under state law, including breaches of fiduciary duties. Dell intends to defend all of these lawsuits.

Due to the preliminary nature of these cases Dell believes that any potential future liability is not currently probable or reasonably estimable.

•	Copyright Levies — Proceedings against the IT industry in Germany seek to impose levies on equipment such as personal computers and multifunction devices that facilitate making private copies of copyrighted materials. The total levies due, if imposed, would be based on the number of products sold and the per-product amounts of the levies, which vary. Dell, along with other companies and various industry associations, are opposing these levies and instead are advocating compensation to rights holders through digital rights management systems.

On December 29, 2005, Zentralstelle Für private Überspielungrechte (“ZPÜ”), a joint association of various German collection societies, instituted arbitration proceedings against Dell’s German subsidiary before the Arbitration Body in Munich. ZPÜ claims a levy of €18.4 per PC that Dell sold in Germany from January 1, 2002, through December 31, 2005. On July 31, 2007, the Arbitration Body recommended a levy of €15 on each PC sold during that period for audio and visual copying capabilities. Dell and ZPÜ rejected the recommendation, and on February 21, 2008, ZPÜ filed a lawsuit in the German Regional Court in Munich. Dell plans to continue to defend this claim vigorously and does not expect the outcome to have a material adverse effect on its financial condition or results of operations. In the fourth quarter of Fiscal 2008, the German Federal Supreme Court decided that printers are not leviable. Dell is currently not aware of any other pending levy cases before the German Federal Supreme Court that could reasonably be expected to have a material adverse impact on Dell.

•	Lucent v. Dell — In February 2003, Lucent Technologies, Inc. filed a lawsuit against Dell in the United States District Court for Delaware, and the lawsuit was subsequently transferred to the United States District Court for the Southern District of California. The lawsuit alleges that Dell infringed 12 patents owned by Lucent and seeks monetary damages and injunctive relief. In April 2003, Microsoft Corporation filed a declaratory judgment action against Lucent in the United States District Court for the Southern District of California, asserting that Microsoft products do not infringe patents held by Lucent, including 10 of the 12 patents at issue in the lawsuit involving Dell and Microsoft. These actions were consolidated for discovery purposes with a previous suit that Lucent filed against Gateway, Inc. In September 2005, the court granted a summary judgment of invalidity with respect to one of the Lucent patents asserted against Dell. In subsequent decisions, the court granted summary judgment of non-infringement with respect to five more of the Lucent patents asserted against Dell. The remaining asserted patents are owned by two parties: Alcatel-Lucent and Multimedia Patent Trust (“MPT”). Prior to trial, Gateway settled with both Alcatel-Lucent and MPT. Dell settled with MPT, licensing the patents asserted by MPT in the lawsuit, but not with Alcatel-Lucent. Dell has satisfactorily resolved its indemnity coverage related to Microsoft products it uses or distributes and has determined that, in conjunction with the MPT license, such indemnity substantially reduces Dell’s exposure to the Alcatel-Lucent lawsuit. Trial as to those Alcatel-Lucent owned patents resulted in a jury verdict on April 4, 2008. The verdict was in Dell’s favor except for a $51,000 liability for infringement of one of the Alcatel-Lucent owned patents (which is subject to the Microsoft indemnity). Given the recent favorable court rulings and the resolution of the indemnity coverage related to Microsoft products, Dell reduced its reserves by $55 million through cost of sales in the first quarter of Fiscal 2009, and does not expect the outcome of this legal proceeding to have a material adverse effect on its financial condition or results of operations. In a decision dated May 8, 2008, the Federal Circuit Court of Appeals reversed the claim interpretation and remanded to the District Court one of the patents on which Dell had won summary judgment (which is also subject to the Microsoft indemnity). Separately, Dell filed a lawsuit against Lucent in the United States District Court for the Eastern District of Texas, alleging that Lucent infringes

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

two patents owned by Dell and seeking monetary damages and injunctive relief. That case went to trial ending in a jury verdict on February 1, 2008, that the patents were valid but not infringed. Dell is considering its options for challenging the verdict and appeal.

Dell is currently under tax audit in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which Dell is subject include fiscal years 1997 through 2008. Dell does not anticipate a significant change to the total amount of unrecognized benefits within the next 12 months, and Dell does not expect the outcomes of any tax audits to have a material adverse effect on its financial condition or results of operations.

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

Dell conducts operations worldwide.  Effective the first quarter of Fiscal 2009, Dell combined the consumer business of EMEA, Asia Pacific-Japan (“APJ”), and Americas International (formerly reported through Americas Commercial) with the U.S. Consumer business and re-aligned its management and financial reporting structure. As a result, effective May 2, 2008, Dell’s operating segments consisted of the following four segments: Americas Commercial, EMEA Commercial, APJ Commercial, and Global Consumer. Dell’s commercial business includes sales to corporate, government, healthcare, education, small and medium business customers, and value-added resellers and is managed through the Americas Commercial, EMEA Commercial, and APJ Commercial segments. The Americas Commercial segment, which is based in Round Rock, Texas, encompasses the U.S., Canada, and Latin America. The EMEA Commercial segment, based in Bracknell, England, covers Europe, the Middle East, and Africa; and the APJ Commercial segment, based in Singapore, encompasses the Asian countries of the Pacific Rim as well as Australia, New Zealand, and India. The Global Consumer segment, which is based in Round Rock, Texas, includes global sales and product development for individual consumers and retailers around the world. Dell revised previously reported operating segment information to conform to its new operating segments in effect as of May 2, 2008.

Corporate expenses are included in Dell’s measure of segment operating income for management reporting purposes; however, with the adoption of SFAS 123(R), stock-based compensation expense is not allocated to Dell’s operating segments. Beginning in the fourth quarter of Fiscal 2008, acquisition-related charges such as in-process research and development and amortization of intangibles are not allocated to Dell’s operating segments.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents net revenue by Dell’s reportable segments as well as a reconciliation of consolidated segment operating income to Dell’s consolidated operating income for the three-month periods ended May 2, 2008, and May 4, 2007:

	Three Months Ended
	May 2,	May 4,
	2008	2007
	(in millions)

Net revenue:
Americas Commercial	$7,298	$7,251
EMEA Commercial	3,806	3,317
APJ Commercial	2,024	1,707
Global Consumer	2,949	2,447

Net revenue	$16,077	$14,722

Consolidated operating income:
Americas Commercial	$588	$644
EMEA Commercial	221	282
APJ Commercial	131	86
Global Consumer	35	18

Consolidated segment operating income	975	1,030

Stock-based compensation expense	(50)	(97)
In-process research and development	(2)	-
Amortization of intangible assets	(24)	-

Consolidated operating income	$899	$933

NOTE 11 —	DEBT

Commercial Paper
Dell has a commercial paper program with a supporting senior unsecured revolving credit facility that allows Dell to obtain favorable short-term borrowing rates. The commercial paper program and related revolving credit facilities were increased from $1.0 billion to $1.5 billion on April 4, 2008. Dell pays these facilities commitment fees at rates based upon Dell’s credit rating. Unless extended, $500 million expires on April 3, 2009 and $1.0 billion expires on June 1, 2011. The facilities require compliance with conditions that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio. Amounts outstanding under the facilities may be accelerated for typical defaults, including failure to pay principal or interest, breaches of covenants, non-payment of judgments or debt obligations in excess of $200 million, occurrence of a change of control, and certain bankruptcy events.

At May 2, 2008, there was $101 million outstanding under the commercial paper program and no outstanding advances under the related revolving credit facilities. There were no events of default as of May 2, 2008. At February 1, 2008, there were no outstanding advances under the commercial paper program or the related credit facility. Dell uses the proceeds of the program for general corporate purposes.

India Credit Facilities

Dell India Pvt Ltd. (“Dell India”), Dell’s wholly-owned subsidiary, maintains unsecured short-term credit facilities with Citibank N.A. Bangalore Branch India (“Citibank India”) that provide a maximum capacity of $30 million to

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

fund Dell India’s working capital and import buyers’ credit needs. Financing is available in both Indian rupees and foreign currencies. The borrowings are extended on an unsecured basis based on Dell’s guarantee to Citibank U.S. Citibank India can cancel the facilities in whole or in part without prior notice, at which time any amounts owed under the facilities will become immediately due and payable. Interest on the outstanding loans is charged monthly and is calculated based on Citibank India’s internal cost of funds plus 0.25%. At May 2, 2008, and February 1, 2008, outstanding advances from Citibank India totaled $29 million and $23 million, respectively, and are included in short-term borrowings on Dell’s Consolidated Statement of Financial Position.

Long-Term Debt and Interest Rate Risk Management

In April 1998, Dell issued $200 million 6.55% fixed rate senior notes with the principal balance due April 15, 2008 (the “Senior Notes”), and $300 million 7.10% fixed rate senior debentures with the principal balance due April 15, 2028 (the “Senior Debentures”). Interest on the Senior Notes and Senior Debentures is paid semi-annually, on April 15 and October 15. The Senior Notes and Senior Debentures rank equally and are redeemable, in whole or in part, at the election of Dell for principal, any accrued interest, and a redemption premium based on the present value of interest to be paid over the term of the debt agreements. The Senior Notes and Senior Debentures generally contain no restrictive covenants, other than a limitation on liens on Dell’s assets and a limitation on sale-leaseback transactions involving Dell property. Dell repaid the principal balance of the Senior Notes during the first quarter of Fiscal 2009 upon their maturity. As of May 2, 2008, there were no events of default.

Concurrent with the issuance of the Senior Notes and Senior Debentures, Dell entered into interest rate swap agreements converting Dell’s interest rate exposure from a fixed rate to a floating rate basis to better align the associated interest rate characteristics to its cash and investments portfolio. The interest rate swap agreement related to the Senior Notes had an aggregate notional amount of $200 million, both of which matured April 15, 2008, and the interest rate swap agreement related to the Senior Debentures has an aggregate notional amount of $300 million both of which will mature April 15, 2028. The floating rates are based on three-month London Interbank Offered Rates plus 0.41% and 0.79% for the Senior Notes and Senior Debentures, respectively. As a result of the interest rate swap agreements, Dell’s effective interest rates for the Senior Notes and Senior Debentures were 4.03% and 4.89%, respectively, for the first quarter of Fiscal 2009.

The Senior Debentures interest rate swap agreement is designated as a fair value hedge. Although the Senior Debentures allow for settlement before their stated maturity, such settlement would always be at an amount greater than the fair value of the Senior Debentures. Accordingly, the Senior Debentures are not considered to be pre-payable as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and related interpretations. The changes in the fair value of the interest rate swap is recorded in accordance with SFAS 133 and reflected in the carrying value of the interest rate swap on the balance sheet. The carrying value of the debt is adjusted by an equal and offsetting amount. The estimated fair value of the debt was approximately $351 million at May 2, 2008, compared to a carrying value of $296 million at that date.

On April 17, 2008, Dell Inc. issued and sold in a private placement $600 million aggregate principal amount of 4.70% Notes due 2013 (“2013 Notes”), $500 million aggregate principal amount of 5.65% Notes due 2018 (“2018 Notes”) and $400 million aggregate principal amount of 6.50% Notes due 2038 (“2038 Notes” and, together with the 2013 Notes and the 2018 Notes, the “Notes”). The Notes were issued pursuant to an Indenture dated as of April 17, 2008 (“Indenture”), between Dell and a trustee. The Indenture provides that the 2013 Notes will bear interest at the rate of 4.70% per year, the 2018 Notes will bear interest at the rate of 5.65% per year, and the 2038 Notes will bear interest at the rate of 6.50% per year. Interest will be payable semi-annually on April 15 and October 15. The Notes are unsecured obligations and rank equally with Dell’s existing and future unsecured senior indebtedness. The Notes will effectively rank junior to all indebtedness and other liabilities, including trade payables, of Dell’s subsidiaries with respect to the liabilities of those subsidiaries. The offering of the Notes was made only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933 (as

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

amended, “Securities Act”), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Notes are not registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. Concurrent with the Notes issuance, Dell entered into an Exchange and Registration Rights Agreement as outlined below. The net proceeds from the offering of the Notes were approximately $1.49 billion after payment of expenses of the offering.

The Indenture contains customary events of default with respect to the Notes, including failure to make required payments, failure to comply with certain agreements or covenants and certain events of bankruptcy and insolvency. The Indenture also contains covenants limiting Dell’s ability to create certain liens, enter into sale and lease-back transactions and consolidate or merge with, or convey, transfer or lease all or substantially all of Dell’s assets to, another person. As of May 2, 2008, there were no events of default with respect to the Notes. The Notes will be redeemable, in whole or in part at any time, at Dell’s option, at a “make-whole premium” redemption price calculated by Dell equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the Indenture) plus 35 basis points, plus accrued interest thereon to the date of redemption.

On April 17, 2008, in connection with the sale of the Notes, Dell entered into an Exchange and Registration Rights Agreement (“Registration Rights Agreement”). Under the Registration Rights Agreement, Dell has agreed to file with the Securities and Exchange Commission no later than November 7, 2008, and use its reasonable best efforts to have declared effective within 270 days from the closing date, an exchange offer registration statement pursuant to which Dell will issue in exchange for tendered Notes registered securities containing terms substantially identical to the Notes in all material respects. If the exchange offer registration statement is not filed and declared effective within such time periods, then the annual interest rate of the Notes will increase by 0.25% per annum for the first 90-day period immediately following the last day of such period and by an additional 0.25% per annum for each subsequent 90-day period thereafter, up to a maximum aggregate additional interest rate of 1.00% per annum, until the exchange offer is completed. Under certain circumstances, Dell may also be required to file and pursue effectiveness of a shelf registration statement with respect to the resale of the notes.

NOTE 12 —	REDEEMABLE COMMON STOCK

Dell inadvertently failed to register with the SEC the issuance of some shares under certain employee benefit plans. As a result, certain purchasers of securities pursuant to those plans may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities, plus interest from the date of purchase. At May 2, 2008, and February 1, 2008, Dell has classified approximately 4 million shares ($92 million) and 4 million shares ($94 million), respectively, which may be subject to the rescissionary rights outside stockholders’ equity, because the redemption features are not within the control of Dell. Dell may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register. These shares have always been treated as outstanding for financial reporting purposes. Dell intends to make a registered rescission offer to eligible plan participants.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE:  This section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements based on our current expectations. Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties. For a discussion of risk factors affecting our business and prospects, see “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2008.

All percentage amounts and ratios were calculated using the underlying data in thousands. Unless otherwise noted, all references to industry share and total industry growth data are for personal computers (including desktops, notebooks, and x86 servers), and are based on preliminary information provided by IDC Worldwide Quarterly PC Tracker, April 25, 2008. Share data is for the calendar quarter and all our growth rates are on a fiscal year-over-year basis. Unless otherwise noted, all references to time periods refer to our fiscal periods.

Overview

Our Company

As a leading technology company, we offer a broad range of product categories, including desktop PCs, notebooks, software and peripherals, servers and networking products, services, and storage. We are the number one supplier of personal computer systems in the United States, and the number two supplier worldwide.

We have manufacturing locations around the world and relationships with third-party original equipment manufacturers. This structure allows us to optimize our global manufacturing and logistics network to best serve our global customer base. We continue to expand our supply chain which allows us to enhance product design and features, shorten product development cycles, improve logistics, and lower costs — all of which improve our competitiveness.

We were founded on the core principle of a direct customer business model which included build to order hardware for consumer and commercial customers. The inherent velocity of this model, which included highly efficient manufacturing and logistics, allowed for low inventory levels and the ability to be the industry leader in selling the most relevant technology, at the best value, to our customers. Our direct relationships with customers also allowed us to bring to market products that featured customer driven innovation, thereby allowing us to be on the forefront of changing user requirements and needs. Over time we have expanded our business model to include a broader portfolio of products, including services, and we have also added new distribution channels, like consumer retail and value added resellers, which allows us to reach even more customers around the world. We also offer various financing alternatives, asset management services, and other customer financial services for business and consumer customers. Recently, as a part of our overall growth strategy, we have executed targeted acquisitions to augment select areas of our business with more products, services, and technology.

Our new distribution channels include the launch in Fiscal 2008 of our global retail initiative, offering select products in retail stores in the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific-Japan (“APJ”). In Fiscal 2008, we also launched PartnerDirect, a global program that will bring our existing value-added reseller programs under one umbrella including training, certification, deal registration, focused sales and customer care, and a dedicated web portal.

We have always strived to simplify technology and lower costs for our customers while expanding our business opportunities. To continue to meet this goal, sustain our business strategy, and improve our business, we are focused on improving our competitiveness and reigniting growth. We believe these actions will help position us for sustainable long-term profitable growth.

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

–  Global Consumer — In the first quarter of Fiscal 2009, we realigned our management and reporting structure to focus on worldwide sales to individual consumers and retailers as a part of an internal consolidation of our consumer business. The consolidation will improve our global sales execution and coverage through better customer alignment, targeted sales force investments in rapidly growing countries, and improved marketing tools. We are also designing new, innovative products with faster development cycles and competitive features. Finally, we have rapidly expanded our retail business in order to reach more consumers.

– Enterprise — We are focused on simplifying IT for our customers to allow customers to deploy IT faster, run IT at a total lower cost, and grow IT smarter. As a result of our “simplify IT” focus, we have become the industry leader in server virtualization, power, and cooling performance.

–  Notebooks — Our goal is to reclaim notebook leadership by creating the best products while shortening our development cycle and being the most innovative developer of notebooks. To help meet this goal, we have recently separated our consumer and commercial design functions and launched several notebook products. We expect to launch a number of new notebook products in Fiscal 2009, targeting various price and performance bands.

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

We continue to grow our business organically and through strategic acquisitions. During the first quarter of Fiscal 2009, we acquired two companies, with the larger being MessageOne, Inc. These acquisitions are targeted to further expand our service capabilities. We expect to make more strategic acquisitions in the future.

First Quarter Performance

Share position	•	We shipped almost 11 million units, resulting in a worldwide PC share position of 15.7%, an increase of 0.9 percentage points year-over-year.
Net revenue	•	Net revenue increased 9% year-over-year to $16.1 billion, with unit shipments up 22% year-over-year.
Operating income	•	Operating income was $899 million for the current quarter, or 5.5% of revenue, as compared to $933 million or 6.3% of revenue for first quarter of Fiscal 2008.
Earnings per share	•	Earnings per share increased 12% to $0.38 for the current quarter compared to $0.34 for the first quarter of Fiscal 2008.

Results of Operations

The following table summarizes the results of our operations for the three month periods ended May 2, 2008, and May 4, 2007:

	Three Months Ended
	May 2, 2008		May 4, 2007
		% of		% of
	Dollars	Revenue	Dollars	Revenue
	(in millions, except per share amounts and percentages)

Net revenue	$16,077	100.0%	$14,722	100.0%
Gross margin	$2,965	18.4%	$2,838	19.3%
Operating expenses	$2,066	12.9%	$1,905	13.0%
Operating income	$899	5.5%	$933	6.3%
Net income	$784	4.9%	$756	5.1%
Earnings per share diluted	$0.38	N/A	$0.34	N/A

Consolidated Operations

Consolidated revenue grew 9% year-over-year in the first quarter of Fiscal 2009. We grew revenue across all segments, led by Global Consumer with 20% revenue growth year-over-year. APJ Commercial and EMEA Commercial also experienced strong year-over-year revenue growth of 19% and 15%, respectively. Our mobility products and software & peripherals business experienced significant revenue growth year over year as well, with growth rates of 22% and 17%, respectively. Revenue and profitability growth during the first quarter of Fiscal 2009 was partially offset by the decline in desktop revenue. Revenue outside the U.S. comprised just over 50% of consolidated revenue for the first quarter of Fiscal 2009, compared to 47% for the same period last year. Combined Brazil, Russia, India, and China (“BRIC”) year-over-year revenue growth was 58% on unit growth of 73% for the first quarter of Fiscal 2009. The weakening dollar helped to stimulate overall demand; generally, foreign currency exchange rates increased approximately 4% against the U.S. dollar. However, we generally pass on these foreign currency benefits to customers through lower local currency pricing of products and services, as we typically manage our business on a U.S. dollar basis. To continue to capitalize on and increase international growth, we are tailoring solutions to meet specific regional needs, enhancing relationships to provide customer choice and flexibility, and expanding into these and other emerging countries that represent 85% of the world’s population.

Operating income decreased 4% year-over-year to $899 million for the first quarter of Fiscal 2009. The decline in operating income is mainly due to a less favorable cost environment than a year ago as we are overlapping a period of unprecedented cost declines. Net income increased 4% year-over-year to $784 million during the first quarter of Fiscal 2009 primarily due to higher investment and other income related to a foreign exchange rate error adjustment from prior periods and a lower effective tax rate. The first quarter of Fiscal 2009 includes the correction of certain items related to prior years totaling approximately $110 million on a pre-tax basis. The two largest items include a Fiscal 2008 employee bonus reversal and a foreign exchange rate error correction of $46 million and $42 million, respectively, on a pre-tax basis.

Our average selling price (total revenue per unit sold) in the first quarter of Fiscal 2009 decreased 10% year-over-year, which primarily resulted from our strategy to participate in a broader range of products and price bands, which helped to fuel unit growth. In addition, we have concentrated on solutions sales, realigning pricing, and driving a better mix of products and services, while pricing our products to remain competitive in the marketplace. In the first quarter of Fiscal 2009, we continued to see competitive pressure, particularly for lower priced desktops and notebooks. However, we were able to gain share across all regions and major products during the first quarter of calendar 2008. We expect that this competitive pricing environment will continue for the foreseeable future.

Revenues by Segment

We conduct operations worldwide.  Effective the first quarter of Fiscal 2009, we combined our consumer businesses of EMEA, APJ, and Americas International (formerly reported through Americas Commercial) with our U.S. Consumer business and re-aligned our management and financial reporting structure. As a result, effective in the first quarter of Fiscal 2009, our operating structure consisted of the following four segments: Americas Commercial, EMEA Commercial, APJ Commercial, and Global Consumer. Our commercial business includes sales to corporate, government, healthcare, education, small and medium business customers, and value-added resellers and is managed through the Americas Commercial, EMEA Commercial, and APJ Commercial segments. The Americas Commercial segment, which is based in Round Rock, Texas, encompasses the U.S., Canada, and Latin America. The EMEA Commercial segment, based in Bracknell, England, covers Europe, the Middle East, and Africa; and the APJ Commercial segment, based in Singapore, encompasses the Asian countries of the Pacific Rim as well as Australia, New Zealand, and India. The Global Consumer segment, which is based in Round Rock, Texas, includes global sales and product development for individual consumers and retailers around the world. We revised previously reported operating segment information to conform to our new operating structure in effect as of May 2, 2008.

During the second half of Fiscal 2008, we began selling desktop and notebook computers, printers, ink, and toner through retail channels in the Americas, EMEA, and APJ in order to expand our customer base. Our goal is to have strategic relationships with a number of major retailers in our larger geographic regions. During the first quarter of Fiscal 2009, we expanded our global retail presence, and we now reach more than 13,000 retail locations worldwide.

The following table summarizes our revenue by reportable segment:

	Three Months Ended
	May 2, 2008		May 4, 2007
		% of		% of
	Dollars	Revenue	Dollars	Revenue
	(in millions, except percentages)

Net revenue
Americas Commercial	$7,298	45%	$7,251	49%
EMEA Commercial	3,806	24%	3,317	22%
APJ Commercial	2,024	13%	1,707	12%
Global Consumer	2,949	18%	2,447	17%

Net revenue	$16,077	100%	$14,722	100%

•	Americas Commercial — Americas Commercial revenue increased 1% with unit shipments up by 3% year-over-year for the first quarter of Fiscal 2009. Growth in the commercial side of Americas International, which includes countries in North and South America other than the United States, drove the majority of the increase in revenue in Americas Commercial. This growth was partially offset by weaker performance with our financial services customers and small-and-medium business customers. We anticipate continued conservative spending in the U.S. in the second quarter of Fiscal 2009. From a product perspective, the slow net revenue growth in the first quarter of Fiscal 2009 was due to decreases in desktop and mobility sales of 12% and 2%, respectively, on unit decline of 2% and growth of 11%, respectively. This was offset by strong revenue growth of enhanced services and software and peripherals, which grew 26% and 13%, respectively, during the first quarter of Fiscal 2009. Growth in Americas International was led by Brazil Commercial, which experienced a 50% year-over-year increase in revenue during the first quarter of Fiscal 2009 as compared to Fiscal 2008.

•	EMEA Commercial — During the first quarter of Fiscal 2009, EMEA Commercial represented 24% of our total consolidated net revenue as compared to 22% in the first quarter of Fiscal 2008. EMEA Commercial had 15% year-over-year net revenue growth as on unit shipment growth of 30%. The revenue growth was primarily a result of higher demand for mobility, represented by a 32% increase in revenue on a unit shipment increase of 59%. Growth in storage revenue also contributed to EMEA Commercial’s strong first quarter Fiscal 2009 performance as EMEA Commercial’s storage revenue grew 48% year-over-year. The strengthening Euro and British Pound against the U.S. dollar during the first quarter of Fiscal 2009 helped to stimulate overall demand; however, we generally pass on these foreign currency benefits to customers through lower local currency pricing of products and services, as we typically manage our business on a U.S. dollar basis. Average price per unit decreased 12%, which reflects the mix of products sold, slightly offset by our pricing strategy.

•	APJ Commercial — During the first quarter of Fiscal 2009, APJ Commercial experienced a 19% year-over-year increase in revenue to $2.0 billion. For the first quarter of Fiscal 2009, sales of mobility products and unit volume increased year-over-year by 36% and 46%, respectively. Sales of mobility products grew due to the continued shift in customer preference from desktops to notebooks. APJ Commercial also reported 10% revenue growth in servers and networking on unit growth of 23% primarily due to our focus on delivering greater value within customer data centers with our rack optimized server platforms, whose average selling prices are higher than our tower servers. From a country perspective, India, Indonesia, Thailand, Philippines, China, and Malaysia, experienced significant revenue growth during the first quarter of Fiscal 2009. Significant growth in India and China during Fiscal 2009 contributed to a revenue growth rate of 52% and 30%, respectively, for these targeted BRIC countries. According to IDC data, APJ commercial grew more than three times the market, excluding Dell.

•	Global Consumer — Global Consumer revenue increased 20% year-over-year on unit growth of 47% for the first quarter of Fiscal 2009. We grew two times faster than the industry on a unit basis and increased our global share to 9%. The increase in Global Consumer revenue is mainly due to strong mobility sales and software and peripherals growth. Mobility revenue increased 49% in the first quarter of Fiscal 2009 on a unit increase of 78% as compared to the first quarter of Fiscal 2008, and software and peripherals grew 28% during the same time period. Our mobility growth in this segment can be partially attributed to our entrance into retail distribution arrangements, which began in the second half of Fiscal 2008, and the continued shift of consumer preference from desktops to laptops. Our software and peripherals growth is due to a strong performance in software licensing. These increases were offset by a 5% decrease in desktop revenue although desktop units grew 16%.

We are continuing to invest in initiatives that will align our new and existing products around customers’ needs and wants in order to drive long-term, sustainable performance, and in Fiscal 2009, we expect to launch more new notebooks than in Fiscal 2008.

Revenue by Product and Services Categories

We design, develop, manufacture, market, sell, and support a wide range of products that in many cases are customized to individual customer requirements. Our product categories include desktop computer systems, mobility products, software and peripherals, servers and networking products, and storage products. In addition, we offer a range of services.

The following table summarizes our net revenue by product and service categories:

	Three Months Ended
	May 2, 2008		May 4, 2007
		% of		% of
	Dollars	Revenue	Dollars	Revenue
	(in millions, except percentages)

Net revenue:
Desktop PCs	$4,700	29%	$4,942	33%
Mobility	4,904	31%	4,016	27%
Software & peripherals	1,653	10%	1,593	11%
Servers & networking	631	4%	549	4%
Services	1,448	9%	1,281	9%
Storage	2,741	17%	2,341	16%

Net revenue	$16,077	100%	$14,722	100%

•	Desktop PCs — During the first quarter of Fiscal 2009, revenue from desktop PCs (which includes desktop computer systems and workstations) decreased 5% from the first quarter of Fiscal 2008 on a unit increase of 9%. The decline was primarily due to the on-going competitive pricing pressure for lower priced desktops as the demand for desktops continues to decrease as customers’ preference shifts to mobility products. Consequently, our average selling price for desktops decreased 12% year-over-year during the first quarter of Fiscal 2009 as we aligned our prices to become more competitive in the marketplace. As a result of our pricing strategy, we were able to gain share during the first quarter of calendar 2008 and outgrew the market by increasing unit sales by 8% compared to industry average growth of 1% during that time period. Our Americas Commercial and Global Consumer segments experienced weaker performance in the first quarter of Fiscal 2009 with a 12% and 5% decrease, respectively, in desktop revenue year-over-year. The decline in revenue in Americas Commercial and Global Consumer was offset by a strong performance in APJ Commercial, where desktop sales increased 12% year-over-year during the first quarter of Fiscal 2009. We will likely see rising user demand for mobility products in the foreseeable future that will contribute to a slowing demand for desktop PCs as mobility growth is expected to outpace desktop growth at a rate of approximately six-to-one.

•	Mobility — During the first quarter of Fiscal 2009, revenue from mobility products grew 22% on unit growth of 43%, which was better than industry’s year-over-year growth of 37% during the first quarter of calendar 2008. We posted strong double-digit growth across all segments, except for Americas Commercial, whose mobility revenue decreased 2% year-over-year from Fiscal 2008 first quarter results. We saw conservative spending in the financial services, small-and-medium business, and public sectors of our Americas Commercial business. For the first quarter of Fiscal 2009, mobility revenue in Global Consumer, APJ Commercial, and EMEA Commercial grew 49%, 36%, and 32% year-over-year, respectively, on unit growth of 78%, 46%, and 59%, respectively. We remain enthusiastic about our product line-up in both consumer and commercial, and we will continue to capitalize on the growth of mobile computing within our APJ Commercial, EMEA Commercial, and Global Consumer segments by increasing the number of notebook models by over 40% throughout Fiscal 2009. During the quarter, we launched our ruggedized Latitudetm XFR, which is designed for reliable performance in the harshest environments, and we introduced the Dell 500 in emerging countries. As notebooks become more affordable and wireless products become standardized, demand for our mobility products continues to be strong.

•	Software and Peripherals — Revenue from sales of software and peripherals consists of Dell-branded printers, monitors (not sold with systems), projectors, and a multitude of competitively priced third-party peripherals including plasma and LCD televisions, software, and other products. This revenue grew 17% year-over-year for the first quarter of Fiscal 2009 driven by strength in software licenses. The strong performance with software sales is primarily attributed to our acquisition of ASAP Software (“ASAP”), in the fourth quarter of Fiscal 2008. With ASAP, we now offer products from over 2,000 software publishers. At a segment level, Global Consumer led the revenue growth with a 28% year-over-year increase. APJ Commercial, EMEA Commercial, and Americas Commercial also experienced strong revenue growth of 22%, 17%, and 13%, respectively. During the quarter, we launched the UltraSharp 24” and 20” widescreen flat panel monitors, which integrate DisplayPort technology, a new digital interface standard. We also introduced the M209X Ultra-Mobile projector — one of the brightest projectors in the market for its size. During Fiscal 2009, we expect to continue to add displays, projectors, and printers to the shelves of several retail partners.

•	Servers and Networking — Revenue from sales of servers and networking products grew 4% year-over-year for the first quarter of Fiscal 2009 on unit growth of 21%. Our year-over-year unit growth outpaced the industry’s growth of 9% during the first quarter of calendar 2008. Our server and networking revenue grew slower than units due to our pricing strategy as we shift to lower price bands to drive growth. APJ Commercial, EMEA Commercial, and Americas Commercial contributed to the modest revenue growth, and in the first quarter, we were again ranked number one in the United States with a 36% share in server units shipped. Servers and networking remains a strategic focus area. We competitively price our server products to facilitate additional sales of storage products and higher margin enhanced services. Since the beginning of the year we have launched nine new server products, including two socket blade servers.

•	Services — Services consists of a wide range of services including assessment, design and implementation, deployment, asset recovery and recycling, training, enterprise support, client support, and managed lifecycle. Services revenue increased 13% year-over-year for the three-month period ended May 2, 2008, to $1.4 billion aided by the first full quarter of our new ProSupport offerings, which distilled ten service offerings down to two customizable packages spanning our commercial product and solutions portfolios with flexible options for service level and proactive management. Americas Commercial and APJ Commercial drove the increase in services revenue with revenue growth of 26% and 19%, respectively, in the first quarter of Fiscal 2009 as compared to the first quarter of Fiscal 2008. EMEA Commercial contributed with year-over-year revenue growth of 9%. During Fiscal 2008, we acquired a number of service technologies and capabilities through strategic acquisitions of certain companies. These capabilities are being used to build-out our mix of service offerings. We are continuing to make solid progress in services, including ProSupport, remote infrastructure management, and Software as a Service (SaaS), which are aimed at simplifying IT for our customers. Our deferred service revenue balance increased from $5.3 billion at February 1, 2008, to $5.4 billion at May 2, 2008 due to continued strength in services sales.

•	Storage — Revenue from sales of storage products increased 15% year-over-year for the first quarter of Fiscal 2009. Storage revenue declined 3% from our fourth quarter Fiscal 2008 results primarily due to an intentional shift in product mix with a greater focus on more profitable products including PowerVault and EqualLogic. Year-over-year storage growth was led by strength in our Powervault line, which posted double-digit growth, and the first full quarter of EqualLogic offerings. APJ Commercial, EMEA Commercial, and Americas Commercial regions contributed to the strong year-over-year revenue growth. EMEA Commercial led the revenue growth, with a 48% increase for the first quarter of Fiscal 2009.

Gross Margin

The following table presents information regarding our gross margin for the three month periods ended May 2, 2008, and May 4, 2007:

	Three Months Ended
	May 2, 2008		May 4, 2007
		% of		% of
	Dollars	Revenue	Dollars	Revenue
	(in millions, except percentages)

Net revenue	$16,077	100.0%	$14,722	100.0%
Gross margin	$2,965	18.4%	$2,838	19.3%

During the first quarter of Fiscal 2009, our gross margin increased in absolute dollars to $3.0 billion from $2.8 billion compared to the same period in the prior year, driven by a 22% increase in unit shipments. However, our gross margin percentage decreased to 18.4% in the first quarter of Fiscal 2009 as compared to 19.3% in the first quarter of Fiscal 2008. In the first quarter of Fiscal 2009, gross margin was positively impacted by a favorable ruling in a patent litigation case and the related reversal of $55 million of litigation reserves through cost of sales. In addition, a focus on more richly configured customer solutions and a better mix of products and services yielded a better balance of profitability and revenue growth. However, this was offset by slowing component cost declines. We continue to expand our utilization of original design manufacturers, manufacturing outsourcing relationships, and new distribution strategies to better meet customer needs and reduce product cycle times. Our goal is to introduce the latest relevant technology more quickly and to rapidly pass on component cost savings to a broader set of our customers worldwide. As we continue to evolve our inventory and manufacturing business model to capitalize on component cost declines, we continuously negotiate with our suppliers in a variety of areas including availability of supply, quality, and cost. These real-time continuous supplier negotiations support our business model, which is able to respond quickly to changing market conditions due to our direct customer model and real-time manufacturing. Because of the fluid nature of these ongoing negotiations, the timing and amount of supplier discounts and rebates vary from time to time. These discounts and rebates are allocated to the segments based on a variety of factors including strategic initiatives to drive certain programs, direction from the respective vendors, product mix, and direction on joint activities. In general, gross margin and margins on individual products will remain under downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of raw materials, and outside manufacturing services. We will continue to adjust our pricing strategy with the goals of remaining in competitive price position while maximizing margin expansion where appropriate. We are also continuing to identify opportunities to improve our competitiveness, including lowering costs and improving productivity. One example of these opportunities is our announcement on March 31, 2008, that we will close our desktop manufacturing facility in Austin, Texas. The cost of this action and other headcount and infrastructure reductions was $106 million in the first quarter of Fiscal 2009 of which approximately $24 million affected gross margin. In addition, we will take further actions to reduce total costs in design, materials, and operating expenses. Initial benefits of these opportunities are expected in the second half of Fiscal 2009.

Operating Expenses

The following table summarizes our operating expenses:

	Three Months Ended
	May 2, 2008		May 4, 2007
		% of		% of
	Dollars	Revenue	Dollars	Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$1,912	11.9%	$1,763	12.0%
Research, development, and engineering	152	1.0%	142	1.0%
In-process research and development	2	0.0%	-	-

Operating expenses	$2,066	12.9%	$1,905	13.0%

•	Selling, general, and administrative — During the first quarter of Fiscal 2009, selling, general, and administrative expenses were 11.9% of revenue as compared to 12.0% a year ago. However, selling, general, and administrative expense increased to $1.9 billion compared to $1.8 billion in the same period of Fiscal 2008. Other than increased expenses associated with higher revenue, the $149 million increase in selling, general, and administrative expenses from the first quarter of Fiscal 2008 to the first quarter of Fiscal 2009 is primarily due to $82 million of expenses related to headcount and infrastructure reductions discussed above, partially offset by the reversal of a Fiscal 2008 bonus accrual for $38 million, and reductions in costs associated with the U.S. Securities and Exchange Commission (“SEC”) investigation and the Audit Committee’s independent investigation. Expenses related to investigations were $19 million for the first quarter of Fiscal 2009 as compared to $46 million for the first quarter of Fiscal 2008. The Audit Committee investigation was completed during Fiscal 2008; however, the SEC investigation is on-going. Additionally, the amortization of purchased intangibles related to our acquisitions totaled $12 million as compared to $3 million for the first quarter of Fiscal 2008. Lastly, stock-based compensation expense for the first quarter of Fiscal 2009 was $43 million, a decrease of $40 million from the prior year’s expense of $83 million. The decrease is primarily due to lower expense from awards that fully vested in Fiscal 2008, as well as higher estimated forfeitures in the first quarter of Fiscal 2009 as compared to the first quarter of Fiscal 2008.

•	Research, development, and engineering — During the first quarter of Fiscal 2009, research, development, and engineering expenses remained flat as a percentage of revenue. During first quarter of Fiscal 2009, research, development, and engineering expenses increased approximately $10 million to $152 million. The increase is mainly due to higher compensation costs. The increased compensation costs are mainly attributed to our “Simplify IT” initiative for our customers. Research and development is the foundation for this initiative, which is aimed at allowing customers to deploy IT faster, run IT at a lower total cost, and grow IT smarter. We manage our research, development, and engineering spending by targeting those innovations and products most valuable to our customers and by relying upon the capabilities of our strategic partners. We will continue to invest in research, development, and engineering activities to support our growth and to provide for new, competitive products. We have obtained 2,049 patents worldwide and have applied for 2,373 additional patents worldwide as of May 2, 2008.

•	In-Process research and development — We recognized in-process research and development (“IPR&D”) charges in connection with acquisitions accounted for as business combinations, as more fully described in Note 7 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.” During the first quarter of Fiscal 2009, we recorded IPR&D charges of $2 million, primarily related to our acquisition of Message One, Inc.

On May 31, 2007, we announced that we had initiated a comprehensive review of costs across all processes and organizations with the goal to simplify structure, eliminate redundancies, and better align operating expenses with the current business environment and strategic growth opportunities. These efforts are continuing. Since this announcement and through the end of the first quarter of Fiscal 2009, we have reduced headcount by approximately 7,000, excluding acquisitions, and strategically closed some of our facilities. As noted above, we expect to take further action to continue to reduce our cost structure in Fiscal 2009 to improve our competitiveness and increase productivity.

Investment and Other Income, net

The table below provides a detailed presentation of investment and other income, net for the first quarters of Fiscal 2009 and Fiscal 2008:

	Three Months Ended
	May 2,	May 4,
	2008	2007
	(in millions)

Investment and other income, net:
Investment income, primarily interest	$55	$116
Gains (losses) on investments, net	3	4
Interest expense	(12)	(12)
CIT minority interest	—	(5)
Foreign exchange	90	(22)
Other	(11)	(3)

Investment and other income, net	$125	$78

The year-over-year decrease in investment income for the first quarter of Fiscal 2009 is primarily due to earnings on lower average balances of cash equivalents and investments, partially offset by slightly higher yields. The year-over-year gain in foreign exchange for the first quarter of Fiscal 2009 is due to a $42 million correction of an error in the remeasurement of certain local currency balances to the functional currency in prior periods. Certain non-monetary liabilities were incorrectly remeasured over time based on changes in currency exchange rates instead of remaining at historical exchange rates. Also, foreign exchange increased due to gains realized on our hedge program.

Income Taxes

We reported an effective income tax rate of approximately 23.5% for the first quarter of Fiscal 2009, as compared to 25.3% for the same quarter in the prior year. The decrease in our effective rate for the first quarter of Fiscal 2009 is primarily due to decreases in uncertain tax positions resulting from the effective settlement of an examination in a foreign jurisdiction, reevaluation of certain tax incentives, and a lower accrual of interest and penalties related to uncertain tax positions. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income and differences between the book and tax treatment of certain items and inclusion of interest and penalties in income tax expense. Currently, we expect interest and penalties to cause our full year Fiscal 2009 rate to be slightly higher than our rate for the first quarter of Fiscal 2009; however, the tax rate for future fiscal quarters of Fiscal 2009 will be impacted by several factors, including the mix of jurisdictions in which income is generated.

Dell is currently under tax audit in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which Dell is subject include fiscal years 1997 through 2008. Dell does not anticipate a significant change to the total amount of unrecognized benefits within the next 12 months.

Financing Receivables

Financing Receivables — At May 2, 2008, our financing receivables balance was $1.9 billion, of which $1.3 billion represents customer receivables. Customer receivables decreased 19% from our balance at February 1, 2008. This decrease in customer receivables resulted from a reduction in receivables due from CIT in connection with promotional programs and an increase in receivables sold to the conduits. As of May 2, 2008, and February 1, 2008, the receivable due from CIT in connection with specified promotional programs was $96 million and $444 million, respectively. This decrease in the CIT receivables is primarily due to the liquidation of CIT receivables and funding lower volumes of promotional receivables through CIT. As our funding rights increase, we expect continued growth in customer financing receivables, subject to the outcome of the strategic review noted below. To manage this growth, we will continue to balance the use of our own working capital and other sources of liquidity. The key decision factors in the analysis are the cost of funds, required credit enhancements for receivables sold to the conduits, and the ability to access the capital markets. See Note 5 of Notes to Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information about our financing receivables and our promotional programs.

Given the continued volatility in the credit markets, we are closely monitoring all of our financing receivables and are actively pursuing strategies to mitigate potential balance sheet risk. We closely monitor our portfolio performance and have invested in credit risk management resources, which allow us to constantly monitor and evaluate credit risk. During Fiscal 2008 and the first quarter of Fiscal 2009, we took underwriting actions, including reducing our credit approval rate of subprime customers, in order to protect our portfolio from the deteriorating credit environment. We continue to assess our portfolio risk and take additional underwriting actions as we deem necessary. Subprime consumer receivables comprise less than 20% of the net customer financing receivables balance at May 2, 2008.

In the first quarter of Fiscal 2009, we continued to experience increased financing receivable credit losses, consistent with trends in the financial services industry. We maintain an allowance for losses to cover probable financing receivable credit losses. The allowance for losses is determined based on various factors, including historical experience, past due receivables, receivable type, and customer risk profile. Substantial changes in the economic environment or any of the factors mentioned above could change the expectation of anticipated credit losses. Based on our assessment of the customer financing receivables and the associated risks, we believe that we are adequately reserved. As of May 2, 2008, and February 1, 2008, the allowance for financing receivable losses was $93 million and $96 million, respectively. A 10% change in this allowance would not be material to our consolidated results. See Note 5 of Notes to Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information.

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

Off-Balance Sheet Arrangements

Asset Securitization — During the first quarter of Fiscal 2009, we continued to sell customer receivables to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from ours. The sole purpose of the qualifying special purpose entities is to facilitate the funding of customer receivables in the capital markets. Once sold, these receivables are off-balance sheet. We determined the amount of receivables to securitize based on our funding requirements in conjunction with specific selection criteria designed for the transaction.

Off-balance sheet securitizations involve the transfer of customer receivables to unconsolidated qualifying special purpose entities that are accounted for as a sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (“SFAS 140”). Upon the sale of the customer receivables, we recognize a gain on the sale and retain an interest in the assets sold. The unconsolidated qualifying special purpose entities have entered into financing arrangements with various multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. During the three-month periods ended May 2, 2008, and May 4, 2007, we sold $421 million and $296 million, respectively, of customer receivables to unconsolidated qualifying special purpose entities. The principal balance of the securitized receivables at May 2, 2008, and February 1, 2008, was $1.4 billion and $1.2 billion, respectively.

We provide credit enhancement to the securitization in the form of over-collateralization. Receivables transferred to the qualified special purpose entities exceed the level of debt issued. We retain the right to receive collections for assets securitized exceeding the amount required to pay interest, principal, and other fees and expenses (referred to as retained interest). Our retained interest in the securitizations is determined by calculating the present value of these excess cash flows over the expected duration of the transactions. Our risk of loss related to securitized receivables is limited to the amount of our retained interest. We service securitized contracts and earn a servicing fee. Our securitization transactions generally do not result in servicing assets and liabilities, as the contractual fees are adequate compensation based on fair market value.

In estimating the value of the retained interest, we make a variety of financial assumptions, including pool credit losses, payment rates, and discount rates. These assumptions are supported by both our historical experience and anticipated trends relative to the particular receivable pool. We review our investments in retained interests periodically for impairment, based on their estimated fair value. All gains and losses are recognized in income immediately. Retained interest balances and assumptions are disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

Our securitization programs contain standard structural features related to the performance of the securitized receivables. These structural features include defined credit losses, delinquencies, average credit scores, and excess collections above or below specified levels. In the event one or more of these features are met and we are unable to restructure the program, no further funding of receivables will be permitted, and the timing of expected retained interest cash flows will be delayed, which would impact the valuation of our retained interest. Should these events occur, we do not expect a material adverse effect on the valuation of the retained interest or on our ability to securitize financing receivables.

Current capital markets are experiencing an unusual period of volatility and reduced liquidity that we expect will continue to increase costs and credit enhancements required for funding of financial assets. Our exposure to the capital markets will increase as we continue to fund additional customer receivables. We do not expect current capital market conditions to limit our ability to access liquidity for funding customer receivables in the future, as we continue to find funding sources in the capital markets.

Liquidity and Capital Commitments

Liquidity

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the U.S.; however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. In some countries repatriation of certain foreign balances is restricted by local laws. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Although we have no intention to do so, repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

We use cash generated by operations as our primary source of liquidity and believe that internally generated cash flows are sufficient to support business operations driven mainly by our profitability, efficient cash conversion cycle and the growth in our deferred service offerings. However, to further supplement domestic liquidity, promote an efficient capital structure and provide us with additional flexibility, we issued $1.5 billion of long-term unsecured notes and increased our commercial paper program and related revolving credit facility by $500 million to $1.5 billion in April 2008. We are increasingly relying upon access to the capital markets to provide sources of liquidity in the U.S. for general corporate purposes, including share repurchases. Although we believe that we will be able to maintain sufficient access to the capital markets, changes in current market conditions, movement in our credit ratings, deterioration in our business performance, or adverse changes in the economy could limit our access to these markets. We intend to establish the appropriate debt levels based upon cash flow expectations, overall cost of capital, cash requirements for operations, and discretionary spending — including items such as share repurchases and acquisitions. We may access the capital markets during the remainder Fiscal 2009 dependent on our requirements and market conditions. We do not believe that the overall credit concerns in the markets would impede our ability to access the capital markets in the future because of the overall strength of our financial position.

We ended the first quarter of Fiscal 2009 with $9.8 billion in cash, cash equivalents, and investments, compared to $12.2 billion at the end of the first quarter of Fiscal 2008. The decrease in cash and investments from the first quarter of Fiscal 2008 was a result of spending $5.0 billion on share repurchases and $2.4 billion on strategic acquisitions, partially offset by issuing $1.5 billion in long-term debt and internally generated cash flows. We continue to evaluate our investments for any other-than-temporary impairments, and as of May 2, 2008, no other-than-temporary impairments were recorded based on a review of factors consistent with those disclosed in Note 2 of Notes to Consolidated Financial Statements under “Part II — Item 8— Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2008.

In the first quarter of Fiscal 2009, we generated cash flows from operations of $143 million, compared to an outflow of $99 million in the first quarter of Fiscal 2008. The following table summarizes the results of our Condensed Consolidated Statements of Cash Flows for the three-month periods ended May 2, 2008, and May 4, 2007:

	Three Months Ended
	May 2,	May 4,
	2008	2007
	(in millions)

Net cash flow provided by (used in):
Operating activities	$143	$(99)
Investing activities	(30)	(207)
Financing activities	387	(13)
Effect of exchange rate changes on cash and cash equivalents	9	33

Net increase (decrease) in cash and cash equivalents	$509	$(286)

Operating Activities — Cash provided by operating activities during the three-month period ended May 2, 2008, was $143 million, compared to cash used in operating activities of $99 million during the first quarter of Fiscal 2008. The increase in operating cash flows was primarily led by improved working capital management.

Although our cash conversion cycle deteriorated from February 1, 2008, our direct model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry. The following table presents the components of our cash conversion cycle at May 2, 2008, and February 1, 2008:

	May 2,	February 1,
	2008	2008

Days of sales outstanding(a)	36	36
Days of supply in inventory(b)	9	8
Days in accounts payable(c)	(75)	(80)

Cash conversion cycle	(30)	(36)

(a)	(“DSO”) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average net revenue per day for the current quarter (90 days). At both May 2, 2008, and February 1, 2008, DSO and days of customer shipments not yet recognized were 33 and 3 days.

(b)	Days of supply in inventory (“DSI”) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and most recent quarterly cost of sales for each period. DSI is calculated by dividing inventory by average cost of goods sold per day for the current quarter (90 days).

(c)	Days in accounts payable (“DPO”) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold per day for the current quarter (90 days).

Our cash conversion cycle worsened by six days at May 2, 2008, from February 1, 2008. This deterioration was driven by a five day decrease in DPO. The decrease in DPO was primarily due to a shift away from suppliers with extended payment terms and the timing of purchases from and payments to suppliers during the first quarter of Fiscal 2009 as compared to the fourth quarter of Fiscal 2008. In addition, DSI increased by one day due to an increase in strategic components and materials purchases.

We defer the cost of revenue associated with customer shipments not yet recognized as revenue until they are delivered. These deferred costs are included in our reported DSO because we believe it presents a more accurate presentation of our DSO and cash conversion cycle. These deferred costs are recorded in other current assets in our Condensed Consolidated Statements of Financial Position and totaled $484 million and $519 million at May 2, 2008, and February 1, 2008, respectively.

We believe that we will continue to experience a cash conversion cycle in the low negative 30 day range given the shift in our business model with retail expansion in emerging countries and our changing manufacturing and supplier infrastructure.

Investing Activities — Cash used in investing activities for the three-month period ended May 2, 2008, was $30 million, compared to cash used in investing activities of $207 million for the same period last year. Cash generated or used in investing activities principally consists of net maturities and sales or purchases of investments; net capital expenditures for property, plant, and equipment; and cash used to fund strategic acquisitions, which was approximately $170 million in the first quarter of Fiscal 2009. In the first quarter of Fiscal 2009 as compared to the prior year, we re-invested a lower amount of our proceeds from the maturity or sales of investments for cash payments made in connection with acquisitions and to pay the principal on the Senior Notes of $200 million that matured in April 2008 as discussed in Note 11 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

Financing Activities — Cash sourced from financing activities during the three-month period ended May 2, 2008, was $387 million, compared to use of $13 million during the same period last year. The year-over-year increase in cash from financing activities is due primarily to the proceeds from the issuance of long-term debt of $1.5 billion, offset by repurchase of our common stock as our share repurchase program was reinstated during the fourth quarter of Fiscal 2008 after being suspended for the majority of Fiscal 2008. During the first quarter of Fiscal 2009, we repurchased approximately 52 million shares at an aggregate cost of $1.0 billion; no shares were repurchased related to the program during the first quarter of Fiscal 2008. We also paid the principal on the Senior Notes of $200 million that matured in April 2008.

We also have a commercial paper program that allows us to issue short-term unsecured notes in an aggregate amount not to exceed $1.5 billion. We use the proceeds for general corporate purposes. At May 2, 2008, there was $101 million outstanding under the commercial paper program and no advances under the supporting credit facility. See Note 11 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for further discussion on our long-term debt and commercial paper program.

Capital Commitments

Redeemable Common Stock — In prior years, we inadvertently failed to register with the SEC the issuance of some shares under certain employee benefit plans. As a result, certain purchasers of common stock pursuant to those plans may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. At May 2, 2008, and February 1, 2008, we have classified approximately 4 million shares ($92 million) and 4 million shares ($94 million), respectively, that are subject to potential rescission rights outside of stockholders’ equity because the redemption features are not within our control. No shareholder has exercised these rescission rights to date. We may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register. These shares have always been treated as outstanding for financial reporting purposes. We intend to make a registered rescission offer to eligible plan participants.

Share Repurchase Program — We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements.

We typically repurchase shares of common stock through a systematic program of open market purchases. During the first quarter of Fiscal 2009, we repurchased approximately 52 million shares at an aggregate cost of $1.0 billion; no shares were repurchased related to the program during the first quarter of Fiscal 2008. Our share repurchase program was reinstated during the fourth quarter of Fiscal 2008 after being suspended for the majority of Fiscal

2008. For more information regarding share repurchases, see “Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.”

Capital Expenditures — During the three-month period ended May 2, 2008, we spent approximately $122 million on property, plant, and equipment primarily on our global expansion efforts and infrastructure investments in order to support future growth. Product demand and mix, as well as ongoing efficiencies in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Capital expenditures for Fiscal 2009, related to our continued expansion worldwide, are currently expected to reach approximately $850 million which is less than last year. These expenditures are expected to be funded from our cash flows from operating activities.

Restricted Cash — Pursuant to an agreement between DFS and CIT, we are required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to our private label credit card, and deferred servicing revenue. Restricted cash in the amount of $303 million and $294 million is included in other current assets at May 2, 2008, and February 1, 2008, respectively.

Contractual Cash Obligations

Purchase Obligations — Our purchase obligations increased from $893 million at February 1, 2008, to approximately $4.1 billion at May 2, 2008. The increase is primarily due to us entering into longer-term purchase commitments with selected suppliers for certain commodities in order to ensure supply of select key components at the most favorable pricing. The agreements run through the end of Fiscal 2009 and allow for some variation in the units we are required to purchase. The purchase commitment approximates $3.3 billion for the remainder of Fiscal 2009.

Debt — In April 1998, Dell issued $200 million 6.55% fixed rate senior notes with the principal balance due April 15, 2008 (the “Senior Notes”), and $300 million 7.10% fixed rate senior debentures with the principal balance due April 15, 2028 (the “Senior Debentures”). Interest on the Senior Notes and Senior Debentures is paid semi-annually, on April 15 and October 15. On April 15, 2008, we repaid the principal balance of our $200 million fixed rate senior notes. On April 17, 2008, we issued $1.5 billion of long-term unsecured notes in three tranches: $600 million aggregate principal amount of 4.70% Notes due 2013, $500 million aggregate principal amount of 5.65% Notes due 2018 and $400 million aggregate principal amount of 6.50% Notes due 2038. Interest is payable semi-annually on April 15 and October 15.

Recently Issued and Adopted Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.

As highlighted in Note 6 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements,” we adopted the effective provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”) as amended by Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157” on February 2, 2008. The adoption of this statement did not have a material effect on the consolidated financial statements for the first quarter of Fiscal 2009. The amount of assets and liabilities measured at fair value on a recurring basis based on unobservable inputs (Level 3) are not significant relative to our balance sheet.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of our market risks, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our Annual Report on Form 10-K for the fiscal year ended

February 1, 2008. Our exposure to market risks has not changed materially from the description in the Annual Report on Form 10-K.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 2, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 2, 2008.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter of Fiscal 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information required by this item is set forth under Note 9 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements,” and is incorporated herein by reference.

ITEM 1A.	Risk Factors

For a description of the risk factors affecting our business and results of operations, see “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Common Stock

Share Repurchase Program

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. The following table sets forth information regarding our repurchases or acquisitions of common stock during the first quarter of Fiscal 2009 and the remaining authorized amount for future purchases:

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares that
	Total	Average	Repurchased	May Yet Be
	Number	Price	as Part of	Repurchased
	of	Paid	Publicly	Under the
	Shares	per	Announced	Announced
Period	Repurchased	Share	Plans	Plan
	(in millions, except average price paid per share)

Repurchases from February 2, 2008, through February 29, 2008	18	$19.68	18	$7,051
Repurchases from March 1, 2008, through March 28, 2008	30	$19.78	30	$6,455
Repurchases from March 29, 2008, through May 2, 2008	4	$19.15	4	$6,385

Total	52	$19.70	52

ITEM 6.	Exhibits

(a) Exhibits — See Index to Exhibits below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC /s/ THOMAS W. SWEET

Date: June 3, 2008
Thomas W. Sweet Vice President, Corporate Finance and
Chief Accounting Officer
(On behalf of the registrant and as principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.			Description of Exhibit

3.1		—	Restated Certificate of Incorporation, filed February 1, 2006 (incorporated by reference to Exhibit 3.3 of Dell’s Current Report on Form 8-K filed on February 2, 2006, Commission File No. 0-17017)
3.2		—	Restated Bylaws, as amended and effective March 8, 2007 (incorporated by reference to Exhibit 3.1 of Dell’s Current Report on Form 8-K filed on March 13, 2007, Commission File No. 0-17017)
4.1		—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.2		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4		—	Form of Dell’s 6.55% Senior Notes Due 2008 (incorporated by reference to Exhibit 99.5 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.5		—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.6		—	Indenture, dated as of April 17, 2008, between Dell Inc. and The Bank of New York Trust Company, N.A., as trustee (including the form of notes) (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed April 17, 2008, Commission File No. 0-17017)
4.7			Exchange and Registration Rights Agreement, dated as of April 17, 2008, among Dell Inc. and Barclays Capital Inc., Goldman, Sachs & Co. and J.P. Morgan Securities Inc., as representatives of the several purchasers named therein (incorporated by reference to Exhibit 4.2 of Dell’s Current Report on Form 8-K filed April 17, 2008, Commission File No. 0-17017)
31	.1†	—	Certification of Michael S. Dell, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Donald J. Carty, Vice Chairman and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1††	—	Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Donald J. Carty, Vice Chairman and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.