Form 10-Q/A
period 2008-05-02
DELL INC
filed 2008-06-27
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
PART I -- FINANCIAL INFORMATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II -- OTHER INFORMATION
ITEM 6. Exhibits
SIGNATURE
INDEX TO EXHIBITS
Certification of Michael S. Dell Pursuant to Rule 13a-14(a)
Certification of Brian T. Gladden Pursuant to Rule 13a-14(a)
Certifications of Michael S. Dell and Brian T. Gladden pursuant to Section 906

EXPLANATORY NOTE

Dell Inc. is filing this amendment (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended May 2, 2008 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on June 3, 2008, solely to correct typographical errors in the line item captions in the net revenue by product and service table on page 24 of that Form 10-Q in “Part 1 — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, continues to speak as of the date of the Form 10-Q, and does not modify or update disclosures in the original Form 10-Q except as noted above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related disclosures. In particular, any forward-looking statements included in this Form 10-Q/A represent management’s view as of the filing date of the Form 10-Q.

PART I — FINANCIAL INFORMATION

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

The following table summarizes our net revenue by product and service categories:

	Three Months Ended
	May 2, 2008		May 4, 2007
		% of		% of
	Dollars	Revenue	Dollars	Revenue
	(in millions, except percentages)

Net revenue:
Desktop PCs	$4,700	29%	$4,942	33%
Mobility	4,904	31%	4,016	27%
Software & peripherals	2,741	17%	2,341	16%
Servers & networking	1,653	10%	1,593	11%
Services	1,448	9%	1,281	9%
Storage	631	4%	549	4%

Net revenue	$16,077	100%	$14,722	100%

•	Desktop PCs — During the first quarter of Fiscal 2009, revenue from desktop PCs (which includes desktop computer systems and workstations) decreased 5% from the first quarter of Fiscal 2008 on a unit increase of 9%. The decline was primarily due to the on-going competitive pricing pressure for lower priced desktops as the demand for desktops continues to decrease as customers’ preference shifts to mobility products. Consequently, our average selling price for desktops decreased 12% year-over-year during the first quarter of Fiscal 2009 as we aligned our prices to become more competitive in the marketplace. As a result of our pricing strategy, we were able to gain share during the first quarter of calendar 2008 and outgrew the market by increasing unit sales by 8% compared to industry average growth of 1% during that time period. Our Americas Commercial and Global Consumer segments experienced weaker performance in the first quarter of Fiscal 2009 with a 12% and 5% decrease, respectively, in desktop revenue year-over-year. The decline in revenue in Americas Commercial and Global Consumer was offset by a strong performance in APJ Commercial, where desktop sales increased 12% year-over-year during the first quarter of Fiscal 2009. We will likely see rising user demand for mobility products in the foreseeable future that will contribute to a slowing demand for desktop PCs as mobility growth is expected to outpace desktop growth at a rate of approximately six-to-one.

•	Mobility — During the first quarter of Fiscal 2009, revenue from mobility products grew 22% on unit growth of 43%, which was better than industry’s year-over-year growth of 37% during the first quarter of calendar 2008. We posted strong double-digit growth across all segments, except for Americas Commercial, whose mobility revenue decreased 2% year-over-year from Fiscal 2008 first quarter results. We saw conservative spending in the financial services, small-and-medium business, and public sectors of our Americas Commercial business. For the first quarter of Fiscal 2009, mobility revenue in Global Consumer, APJ Commercial, and EMEA Commercial grew 49%, 36%, and 32% year-over-year, respectively, on unit growth of 78%, 46%, and 59%, respectively. We remain enthusiastic about our product line-up in both consumer and commercial, and we will continue to capitalize on the growth of mobile computing within our APJ Commercial, EMEA Commercial, and Global Consumer segments by increasing the number of notebook models by over 40% throughout Fiscal 2009. During the quarter, we launched our ruggedized Latitudetm XFR, which is designed for reliable performance in the harshest environments, and we introduced the Dell 500 in emerging countries. As notebooks become more affordable and wireless products become standardized, demand for our mobility products continues to be strong.

•	Software and Peripherals — Revenue from sales of software and peripherals consists of Dell-branded printers, monitors (not sold with systems), projectors, and a multitude of competitively priced third-party peripherals including plasma and LCD televisions, software, and other products. This revenue grew 17% year-over-year for the first quarter of Fiscal 2009 driven by strength in software licenses. The strong performance with software sales is primarily attributed to our acquisition of ASAP Software (“ASAP”), in the fourth quarter of Fiscal 2008. With ASAP, we now offer products from over 2,000 software publishers. At a segment level, Global Consumer led the revenue growth with a 28% year-over-year increase. APJ Commercial, EMEA Commercial, and Americas Commercial also experienced strong revenue growth of 22%, 17%, and 13%, respectively. During the quarter, we launched the UltraSharp 24” and 20” widescreen flat panel monitors, which integrate DisplayPort technology, a new digital interface standard. We also introduced the M209X Ultra-Mobile projector — one of the brightest projectors in the market for its size. During Fiscal 2009, we expect to continue to add displays, projectors, and printers to the shelves of several retail partners.

•	Servers and Networking — Revenue from sales of servers and networking products grew 4% year-over-year for the first quarter of Fiscal 2009 on unit growth of 21%. Our year-over-year unit growth outpaced the industry’s growth of 9% during the first quarter of calendar 2008. Our server and networking revenue grew slower than units due to our pricing strategy as we shift to lower price bands to drive growth. APJ Commercial, EMEA Commercial, and Americas Commercial contributed to the modest revenue growth, and in the first quarter, we were again ranked number one in the United States with a 36% share in server units shipped. Servers and networking remains a strategic focus area. We competitively price our server products to facilitate additional sales of storage products and higher margin enhanced services. Since the beginning of the year we have launched nine new server products, including two socket blade servers.

•	Services — Services consists of a wide range of services including assessment, design and implementation, deployment, asset recovery and recycling, training, enterprise support, client support, and managed lifecycle. Services revenue increased 13% year-over-year for the three-month period ended May 2, 2008, to $1.4 billion aided by the first full quarter of our new ProSupport offerings, which distilled ten service offerings down to two customizable packages spanning our commercial product and solutions portfolios with flexible options for service level and proactive management. Americas Commercial and APJ Commercial drove the increase in services revenue with revenue growth of 26% and 19%, respectively, in the first quarter of Fiscal 2009 as compared to the first quarter of Fiscal 2008. EMEA Commercial contributed with year-over-year revenue growth of 9%. During Fiscal 2008, we acquired a number of service technologies and capabilities through strategic acquisitions of certain companies. These capabilities are being used to build-out our mix of service offerings. We are continuing to make solid progress in services, including ProSupport, remote infrastructure management, and Software as a Service (SaaS), which are aimed at simplifying IT for our customers. Our deferred service revenue balance increased from $5.3 billion at February 1, 2008, to $5.4 billion at May 2, 2008, due to continued strength in services sales.

•	Storage — Revenue from sales of storage products increased 15% year-over-year for the first quarter of Fiscal 2009. Storage revenue declined 3% from our fourth quarter Fiscal 2008 results primarily due to an intentional shift in product mix with a greater focus on more profitable products including PowerVault and EqualLogic. Year-over-year storage growth was led by strength in our Powervault line, which posted double-digit growth, and the first full quarter of EqualLogic offerings. APJ Commercial, EMEA Commercial, and Americas Commercial regions contributed to the strong year-over-year revenue growth. EMEA Commercial led the revenue growth, with a 48% increase for the first quarter of Fiscal 2009.

Gross Margin

The following table presents information regarding our gross margin for the three month periods ended May 2, 2008, and May 4, 2007:

	Three Months Ended
	May 2, 2008		May 4, 2007
		% of		% of
	Dollars	Revenue	Dollars	Revenue
	(in millions, except percentages)

Net revenue	$16,077	100.0%	$14,722	100.0%
Gross margin	$2,965	18.4%	$2,838	19.3%

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

Financing Receivables

Financing Receivables — At May 2, 2008, our financing receivables balance was $1.9 billion, of which $1.3 billion represents customer receivables. Customer receivables decreased 19% from our balance at February 1, 2008. This decrease in customer receivables resulted from a reduction in receivables due from CIT in connection with promotional programs and an increase in receivables sold to the conduits. As of May 2, 2008, and February 1, 2008, the receivable due from CIT in connection with specified promotional programs was $96 million and $444 million, respectively. This decrease in the CIT receivables is primarily due to the liquidation of CIT receivables and funding lower volumes of promotional receivables through CIT. As our funding rights increase, we expect continued growth in customer financing receivables, subject to the outcome of the strategic review noted below. To manage this growth, we will continue to balance the use of our own working capital and other sources of liquidity. The key decision factors in the analysis are the cost of funds, required credit enhancements for receivables sold to the conduits, and the ability to access the capital markets. See Note 5 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information about our financing receivables and our promotional programs.

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

In the first quarter of Fiscal 2009, we continued to experience increased financing receivable credit losses, consistent with trends in the financial services industry. We maintain an allowance for losses to cover probable financing receivable credit losses. The allowance for losses is determined based on various factors, including historical experience, past due receivables, receivable type, and customer risk profile. Substantial changes in the economic environment or any of the factors mentioned above could change the expectation of anticipated credit losses. Based on our assessment of the customer financing receivables and the associated risks, we believe that we are adequately reserved. As of May 2, 2008, and February 1, 2008, the allowance for financing receivable losses was $93 million and $96 million, respectively. A 10% change in this allowance would not be material to our consolidated results. See Note 5 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information.

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

We use cash generated by operations as our primary source of liquidity and believe that internally generated cash flows are sufficient to support business operations driven mainly by our profitability, efficient cash conversion cycle, and the growth in our deferred service offerings. However, to further supplement domestic liquidity, promote an efficient capital structure, and provide us with additional flexibility, we issued $1.5 billion of long-term unsecured notes and increased our commercial paper program and related revolving credit facility by $500 million to $1.5 billion in April 2008. We are increasingly relying upon access to the capital markets to provide sources of liquidity in the U.S. for general corporate purposes, including share repurchases. Although we believe that we will be able to maintain sufficient access to the capital markets, changes in current market conditions, movement in our credit ratings, deterioration in our business performance, or adverse changes in the economy could limit our access to these markets. We intend to establish the appropriate debt levels based upon cash flow expectations, overall cost of capital, cash requirements for operations, and discretionary spending — including items such as share repurchases and acquisitions. We may access the capital markets during the remainder Fiscal 2009 dependent on our requirements and market conditions. We do not believe that the overall credit concerns in the markets would impede our ability to access the capital markets in the future because of the overall strength of our financial position.

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

Capital Expenditures — During the three-month period ended May 2, 2008, we spent approximately $122 million on property, plant, and equipment primarily on our global expansion efforts and infrastructure investments in order to support future growth. Product demand and mix, as well as ongoing efficiencies in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Capital expenditures for Fiscal 2009, related to our continued expansion worldwide, are currently expected to reach approximately $850 million, which is less than last year. These expenditures are expected to be funded from our cash flows from operating activities.

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

Debt — In April 1998, Dell issued $200 million 6.55% fixed rate senior notes with the principal balance due April 15, 2008 (the “Senior Notes”), and $300 million 7.10% fixed rate senior debentures with the principal balance due April 15, 2028 (the “Senior Debentures”). Interest on the Senior Notes and Senior Debentures is paid semi-annually, on April 15 and October 15. On April 15, 2008, we repaid the principal balance of our $200 million fixed rate senior notes. On April 17, 2008, we issued $1.5 billion of long-term unsecured notes in three tranches: $600 million aggregate principal amount of 4.70% Notes due 2013, $500 million aggregate principal amount of 5.65% Notes due 2018, and $400 million aggregate principal amount of 6.50% Notes due 2038. Interest is payable semi-annually on April 15 and October 15.

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

PART II — OTHER INFORMATION

ITEM 6.	Exhibits

(a) Exhibits — See Index to Exhibits below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC. /s/ THOMAS W. SWEET

Date: June 27, 2008
Thomas W. Sweet Vice President, Corporate Finance and
Chief Accounting Officer
(On behalf of the registrant and as principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.			Description of Exhibit

31	.1†	—	Certification of Michael S. Dell, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1††	—	Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.

††	Furnished herewith.