Form 10-Q
period 2008-08-01
DELL INC
filed 2008-09-04
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2008
or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

As of the close of business on August 29, 2008, 1,958,355,807 shares of common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	August 1,	February 1,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,623	$7,764
Short-term investments	410	208
Accounts receivable, net	6,451	5,961
Financing receivables, net	1,629	1,732
Inventories, net	1,104	1,180
Other	3,559	3,035

Total current assets	21,776	19,880
Property, plant, and equipment, net	2,588	2,668
Investments	501	1,560
Long-term financing receivables, net	348	407
Goodwill	1,753	1,648
Purchased intangible assets, net	781	780
Other non-current assets	660	618

Total assets	$28,407	$27,561

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$129	$225
Accounts payable	11,215	11,492
Accrued and other	4,271	4,323
Short-term deferred service revenue	2,572	2,486

Total current liabilities	18,187	18,526
Long-term debt	1,840	362
Long-term deferred service revenue	3,117	2,774
Other non-current liabilities	2,357	2,070

Total liabilities	25,501	23,732
Commitments and contingencies (Note 10)
Redeemable common stock and capital in excess of $.01 par value; shares issued and outstanding: 4 and 4, respectively (Note 13)	83	94
Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	-	-
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 3,332 and 3,320, respectively; shares outstanding: 1,960 and 2,060, respectively	10,781	10,589
Treasury stock at cost: 897 and 785 shares, respectively	(27,488)	(25,037)
Retained earnings	19,599	18,199
Accumulated other comprehensive loss	(69)	(16)

Total stockholders’ equity	2,823	3,735

Total liabilities and equity	$28,407	$27,561

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2008	2007	2008	2007

Net revenue	$16,434	$14,776	$32,511	$29,498
Cost of net revenue	13,607	11,825	26,719	23,709

Gross margin	2,827	2,951	5,792	5,789

Operating expenses:
Selling, general, and administrative	1,840	1,894	3,752	3,657
Research, development, and engineering	168	155	320	297
In-process research and development	-	-	2	-

Total operating expenses	2,008	2,049	4,074	3,954

Operating income	819	902	1,718	1,835

Investment and other income, net	18	96	143	174

Income before income taxes	837	998	1,861	2,009

Income tax provision	221	252	461	507

Net income	$616	$746	$1,400	$1,502

Earnings per common share:
Basic	$0.31	$0.33	$0.70	$0.67

Diluted	$0.31	$0.33	$0.69	$0.66

Weighted-average shares outstanding:
Basic	1,991	2,237	2,013	2,236
Diluted	1,999	2,264	2,019	2,259

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	August 1,	August 3,
	2008	2007
Cash flows from operating activities:
Net income	$1,400	$1,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	381	271
Stock-based compensation	128	194
Excess tax benefits from stock-based compensation	-	(12)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(110)	31
Deferred income taxes	(19)	(61)
Other	85	28
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(392)	(565)
Financing receivables	19	(118)
Inventories	77	(311)
Other assets	(473)	92
Accounts payable	(328)	114
Deferred service revenue	405	440
Accrued and other liabilities	78	149

Change in cash from operating activities	1,251	1,754

Cash flows from investing activities:
Investments:
Purchases	(788)	(1,765)
Maturities and sales	1,752	2,127
Capital expenditures	(264)	(464)
Proceeds from sale of facility and land	44	-
Acquisition of business, net of cash received	(165)	(19)

Change in cash from investing activities	579	(121)

Cash flows from financing activities:
Repurchase of common stock	(2,451)	-
Issuance of common stock under employee plans	68	21
Excess tax benefits from stock-based compensation	-	12
Issuance (payment) of commercial paper, net	100	(40)
Proceeds from issuance of debt	1,519	25
Repayments of debt	(223)	(29)
Other	-	(5)

Change in cash from financing activities	(987)	(16)

Effect of exchange rate changes on cash and cash equivalents	16	41

Change in cash and cash equivalents	859	1,658
Cash and cash equivalents at beginning of period	7,764	9,546

Cash and cash equivalents at end of period	$8,623	$11,204

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 —	BASIS OF PRESENTATION

Basis of Presentation — The accompanying condensed consolidated financial statements of Dell Inc. (“Dell”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (“SEC”) in Dell’s Annual Report on Form 10-K for the fiscal year ended February 1, 2008. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries at August 1, 2008, the results of its operations for the three and six-month periods ended August 1, 2008, and August 3, 2007, and its cash flows for the six-month periods ended August 1, 2008, and August 3, 2007.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in Dell’s condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from those estimates. The results of operations for the three and six-month periods ended August 1, 2008, are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Dell Financial Services L.L.C. (“DFS”) was formerly a joint venture with CIT Group Inc. (“CIT”). Previously, DFS’s financial results were consolidated by Dell in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R (“FIN 46R”), as Dell was the primary beneficiary. On December 31, 2007, Dell purchased CIT’s remaining 30% interest in DFS, making it a wholly-owned subsidiary. DFS has been reported as a wholly-owned subsidiary since January 1, 2008. DFS allows Dell to provide its customers with various financing alternatives.

Recently Issued and Adopted Accounting Pronouncements — In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for assets and liabilities measured at fair value. SFAS 157 applies to existing accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. Dell adopted the effective portions of SFAS 157 beginning the first quarter of Fiscal 2009. In February 2008, FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of Fiscal 2010. Dell is currently evaluating the inputs and techniques used in these measurements, including items such as impairment assessments of fixed assets and goodwill impairment testing. See Note 6 of Notes to Condensed Consolidated Financial Statements for the impact of the adoption.

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

Recently Issued Accounting Pronouncements — In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and its related interpretations, and a tabular disclosure of the effects of such instruments

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

and related hedged items on a company’s financial position, financial performance, and cash flows. SFAS No. 161 does not change the accounting treatment for derivative instruments and is effective for Dell beginning Fiscal 2010. Management is currently evaluating the impact of the disclosure requirements of SFAS 161.

Out of Period Adjustments — During the six months ended August 1, 2008, Dell recorded adjustments related to net revenue, cost of net revenue, operating expenses, and investment and other income that in the aggregate increased income before tax by approximately $110 million. The two largest of these corrections include a reversal of the excess amount of the provision for Fiscal 2008 employee bonuses and foreign exchange rate errors. Correcting these errors increased income before tax by $46 million and $42 million, respectively. Because these errors, both individually and in the aggregate, were not material to any of the prior years’ financial statements, and the impact of correcting these errors in the current year is not expected to be material to the full year Fiscal 2009 financial statements, Dell recorded the correction of these errors in the financial statements in the first quarter of Fiscal 2009.

Reclassifications — To maintain comparability among the periods presented, Dell has revised the presentation of certain prior period amounts reported within cash flow from operations presented in the Condensed Consolidated Statements of Cash Flows. The revision had no impact to the total change in cash from operating activities. Dell has also revised certain prior period amounts within the Notes to Condensed Consolidated Financial Statements. For further discussion regarding the reclassification of deferred service revenue, see Note 7 of Notes to Condensed Consolidated Financial Statements.

NOTE 2 —	INVENTORIES

	August 1,	February 1,
	2008	2008(a)
	(in millions)
Inventories, net:
Production materials	$573	$714
Work-in-process	182	144
Finished goods	349	322

Inventories, net	$1,104	$1,180

(a)	Certain prior period amounts have been changed to conform to the current year presentation. There is no impact to the condensed consolidated financial statements as a result of this change.

NOTE 3 —	EARNINGS PER COMMON SHARE

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive. Accordingly, certain stock-based incentive awards have been excluded from the calculation of diluted earnings per share totaling 237 million and 215 million shares for the second quarter of Fiscal 2009 and Fiscal 2008, respectively; and 256 million and 250 million during the six-month periods ended August 1, 2008, and August 3, 2007.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the computation of basic and diluted earnings per share for the three and six-month periods ended August 1, 2008, and August 3, 2007:

	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2008	2007	2008	2007
	(in millions, except per share amounts)

Numerator:
Net income	$616	$746	$1,400	$1,502
Denominator:
Weighted-average shares outstanding:
Basic	1,991	2,237	2,013	2,236
Effect of dilutive options, restricted stock units, restricted stock, and other	8	27	6	23

Diluted	1,999	2,264	2,019	2,259

Earnings per common share:
Basic	$0.31	$0.33	$0.70	$0.67

Diluted	$0.31	$0.33	$0.69	$0.66

NOTE 4 —	COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the three and six-month periods ended August 1, 2008, and August 3, 2007:

	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2008	2007	2008	2007
	(in millions)

Comprehensive income:
Net income	$616	$746	$1,400	$1,502
Unrealized gains (losses) on foreign currency hedging instruments, net	14	8	(17)	(74)
Unrealized gains (losses) on marketable securities, net	2	3	(23)	15
Foreign currency translation adjustments	28	3	(13)	4

Comprehensive income	$660	$760	$1,347	$1,447

NOTE 5 —	FINANCIAL SERVICES

Dell Financial Services L.L.C.

Dell offers or arranges various financing options and services for its business and consumer customers in the U.S. through DFS, a wholly-owned subsidiary of Dell. DFS’s key activities include the origination, collection, and servicing of customer receivables related to the purchase of Dell products.

Dell utilizes DFS to facilitate financing for a significant number of customers who elect to finance products sold by Dell. New financing originations, which represent the amounts of financing provided to customers for equipment

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

and related software and services through DFS, were $1.2 billion and $1.3 billion during the three-month periods ended August 1, 2008, and August 3, 2007, respectively, and $2.3 billion and $2.7 billion for the six-month periods ended August 1, 2008, and August 3, 2007, respectively.

CIT continues to have the right to purchase a minimum percentage of the new customer receivables facilitated by DFS until January 29, 2010 (Fiscal 2010). CIT’s minimum contractual funding right is 35% in Fiscal 2009 and 25% in Fiscal 2010. In the three and six-month periods ended August 1, 2008, CIT’s funding percentage was approximately 35%.

DFS services the receivables purchased by CIT. However, Dell’s obligation related to the performance of the DFS originated receivables purchased by CIT is limited to the cash funded credit reserves established at the time of funding.

Dell is undertaking a strategic assessment of ownership alternatives for certain DFS financing activities. The assessment is primarily focusing on the consumer and small-and-medium business revolving credit financing receivables and operations in the U.S. The outcome of the assessment will depend on the customer, capital, and economic impact of alternative ownership structures. It is possible the assessment will result in no change to the ownership and operating structure given the challenging market conditions and capital constraints at many large financial institutions. Dell expects to complete the assessment in the third quarter of Fiscal 2009.

Financing Receivables

The following table summarizes the components of Dell’s financing receivables, net of the allowance for estimated uncollectible amounts:

	August 1,	February 1,
	2008	2008
	(in millions)

Financing receivables, net:
Customer receivables:
Revolving loans, gross	$784	$1,063
Fixed-term leases and loans, gross	698	654

Customer receivables, gross	1,482	1,717
Customer receivables allowance	(102)	(96)

Customer receivables, net	1,380	1,621
Residual interest	285	295
Retained interest	312	223

Financing receivables, net	$1,977	$2,139

Short-term	$1,629	$1,732
Long-term	348	407

Financing receivables, net	$1,977	$2,139

Financing receivables consist of customer receivables, residual interest, and retained interest in securitized receivables. Customer receivables include fixed-term loans and leases and revolving loans resulting from the sale of Dell products and services. Dell enters into sales-type lease arrangements with customers who desire lease financing. Of the customer receivables balance at August 1, 2008, and February 1, 2008, $60 million and $444 million, respectively, represent balances which are due from CIT in connection with specified promotional programs.

•	Customer receivables are presented net of allowance for uncollectible accounts. The allowance is based on factors including historical experience, past due receivables, receivable type, and the risk composition of the receivables.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The composition and credit quality varies from investment grade commercial customers to subprime consumers. Subprime receivables comprised approximately 20% of the gross customer receivable balance at August 1, 2008, and February 1, 2008. Customer receivables are charged to the allowance at the earlier of when an account is deemed to be uncollectible or when an account is 180 days delinquent. Recoveries on customer receivables previously charged off as uncollectible are recorded to the allowance for uncollectible accounts.

As of August 1, 2008, and February 1, 2008, customer financing receivables 60 days or more delinquent were $42 million and $34 million, respectively. These amounts represent 3.0% and 2.1% of the ending customer financing receivables balances for the respective periods.

Net credit losses for the three months ended August 1, 2008, and August 3, 2007, were $19 million and $10 million, respectively. These amounts represent annualized credit losses of 5.7% and 2.8% of the average outstanding customer financing receivables balance for the respective three-month periods. Net credit losses for the six months ended August 1, 2008, and August 3, 2007, were $37 million and $17 million, respectively. These amounts represent annualized credit losses of 5.0% and 2.3% of the average outstanding customer financing receivables balance for the respective six-month periods.

The following is a description of the components of customer receivables:

–	Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. Revolving loans bear interest at a variable annual percentage rate that is tied to the prime rate. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full, no interest is charged. These special programs generally range from 3 to 12 months and have an average original term of approximately 12 months. At August 1, 2008, and February 1, 2008, $379 million and $668 million, respectively, were receivables under these special programs.

–	Leases with business customers have fixed terms of two to five years. Future maturities of minimum lease payments at August 1, 2008, are as follows: 2009: $94 million; 2010: $128 million; 2011: $77 million; 2012: $24 million; and 2013: $1 million. Fixed-term loans are also offered to qualified small businesses and primarily consist of loans with short-term maturities.

•	Dell retains a residual interest in the leased equipment. The amount of the residual interest is established at the inception of the lease based upon estimates of the equipment value at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a periodic basis, Dell assesses the carrying amount of its recorded residual values for impairment. Anticipated declines in specific future residual values that are considered to be other-than-temporary are recorded in current earnings.

•	Retained interests represent the residual beneficial interest Dell retains in certain pools of securitized financing receivables. Retained interests are stated at the present value of the estimated net beneficial cash flows after payment of all senior interests. Dell values the retained interest at the time of each receivable sale and at the end of each reporting period. All gains and losses are recognized in income immediately. The fair value of the retained interest is determined using a discounted cash flow model with various key assumptions, including payment rates, credit losses, discount rates, and the remaining life of the receivables sold. These assumptions are supported by both Dell’s historical experience and anticipated trends relative to the particular receivable pool.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The implementation of SFAS 157 did not result in material changes to the models or processes used to value retained interest. See Note 6 of Notes to Condensed Consolidated Financial Statements for the impact of the implementation of SFAS 157.

The following table summarizes the activity in retained interest balances for the three and six-month periods ended August 1, 2008, and August 3, 2007:

	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2008	2007	2008	2007
	(in millions)

Retained interest:
Retained interest at beginning of period	$317	$164	$223	$158
Issuances	76	37	232	80
Distributions from conduits	(85)	(41)	(140)	(81)
Net accretion	10	8	20	11
Change in fair value for the period	(6)	3	(23)	3

Retained interest at end of period	$312	$171	$312	$171

The table below summarizes the assumptions used to measure the fair value of the retained interest as of August 1, 2008:

	Weighted Average Key Assumptions
	Monthly
	Payment	Credit	Discount
	Rates	Losses	Rates	Life
		(lifetime)	(annualized)	(months)

Time of sale valuation of retained interest	11%	7%	15%	14

Valuation of retained interests	8%	11%	14%	12

The impact of adverse changes to the key valuation assumptions to the fair value of retained interest at August 1, 2008, is shown in the following table:

August 1,
2008
(in millions)

Adverse change of:
Expected prepayment speed: 10%	$(9)
Expected prepayment speed: 20%	$(14)

Expected credit losses: 10%	$(12)
Expected credit losses: 20%	$(23)

Discount rate: 10%	$(5)
Discount rate: 20%	$(9)

The analyses above utilized 10% and 20% adverse variation in assumptions to assess the sensitivities in fair value of the retained interest. However, these changes generally cannot be extrapolated because the relationship between a change in one assumption to the resulting change in fair value may not be linear. For the above sensitivity analyses,

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Asset Securitization

During the first six months of Fiscal 2009 and Fiscal 2008, Dell sold $796 million and $557 million, respectively, of fixed-term leases and loans and revolving loans to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from those of Dell. The sole purpose of the qualifying special purpose entities is to facilitate the funding of financing receivables in the capital markets. Dell determines the amount of receivables to securitize based on its funding requirements in conjunction with specific selection criteria designed for the transaction. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125 (“SFAS 140”). The principal balance of the securitized receivables at August 1, 2008, and February 1, 2008, was $1.4 billion and $1.2 billion, respectively.

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

Dell securitization programs contain standard structural features related to the performance of the securitized receivables. These structural features include defined credit losses, delinquencies, average credit scores, and excess collections above or below specified levels. In the event one or more of these features are met and Dell is unable to restructure the program, no further funding of receivables will be permitted, and the timing of expected retained interest cash flows will be delayed, which would impact the valuation of the retained interest. Should these events occur, Dell does not expect a material adverse effect on the valuation of the retained interest or on Dell’s ability to securitize financing receivables.

As of August 1, 2008, and February 1, 2008, securitized financing receivables 60 days or more delinquent were $56 million and $54 million, respectively. These amounts represent 4.0% and 4.4% of the ending securitized financing receivables balances for the respective periods.

Net credit losses for the three months ended August 1, 2008, and August 3, 2007, were $27 million and $16 million, respectively. These amounts represent annualized credit losses of 7.5% and 5.9% of the average outstanding securitized financing receivables balance for the respective three-month periods. Net credit losses for the six months ended August 1, 2008, and August 3, 2007, were $55 million and $34 million, respectively. These amounts represent annualized credit losses of 8.1% and 6.3% of the average outstanding securitized financing receivables balance for the respective six-month period.

NOTE 6 —	FAIR VALUE

On February 2, 2008, Dell adopted the effective portions of SFAS 157. In February 2008, the FASB issued FSP 157-2, which provides a one year deferral of the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Therefore, Dell adopted the provisions of SFAS 157 with respect to only financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

disclosure requirements for fair value measurements. This statement does not require any new fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, Dell uses various methods including market, income, and cost approaches. Dell utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs. The adoption of this statement did not have a material effect on the consolidated financial statements for the second quarter and first six months of Fiscal 2009.

As a basis for categorizing these inputs, SFAS 157 establishes the following hierarchy, which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions:

•	Level 1: Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

•	Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments valuation.

The following table presents Dell’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of August 1, 2008:

	Level 1	Level 2	Level 3	Total
	Quoted
	Prices in	Significant
	Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical	Inputs	Inputs
	Assets
	(in millions)

Investments - available for sale securities	$-	$848	$26	$874
Investments - trading securities	2	104	-	106
Retained interest	-	-	312	312
Derivative instruments	-	77	-	77

Total assets measured at fair value on recurring basis	$2	$1,029	$338	$1,369

Derivative instruments	-	44	-	44

Total liabilities measured at fair value on recurring basis	$-	$44	$-	$44

The following section describes the valuation methodologies Dell uses to measure financial instruments at fair value:

Investments Available for Sale — The majority of Dell’s investment portfolio consists of various fixed income securities such as U.S. government and agencies, U.S. and international corporate, and state and municipal bonds. This portfolio of investments, as of August 1, 2008, is valued based on model driven valuations whereby all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. The Level 3 position represents a convertible debt security that Dell was unable to

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

corroborate with observable market data. The investment is valued at cost plus accrued interest as this is management’s best estimate of fair value.

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

The following tables show a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs for the three and six months ended August 1, 2008:

		Investments
	Retained	Available
Three Months Ended August 1, 2008	Interest	for Sale	Total
	(in millions)

Balance at May 2, 2008	$317	$25	$342
Net unrealized gains included in earnings	4	1	5
Issuances and settlements	(9)	-	(9)
Purchases	-	-	-

Balance at August 1, 2008	$312	$26	$338

		Investments
	Retained	Available
Six Months Ended August 1, 2008	Interest	for Sale	Total
	(in millions)

Balance at February 1, 2008	$223	$-	$223
Net unrealized gains (losses) included in earnings	(3)	1	(2)
Issuances and settlements	92	-	92
Purchases	-	25	25

Balance at August 1, 2008	$312	$26	$338

Unrealized gains or (losses) for the three and six months ended August 1, 2008, related to the Level 3 retained interest asset and convertible debt security asset still held at the reporting date, are reported in income.

Items Measured at Fair Value on a Nonrecurring Basis — Certain financial assets and liabilities are measured at fair value on a nonrecurring basis and therefore not included in the recurring fair value table. The balances are not

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

material relative to our balance sheet and there were no material non-recurring adjustments to disclose under the provisions of SFAS 157 for the three and six-month periods ended August 1, 2008.

NOTE 7 —	WARRANTY LIABILITY AND RELATED DEFERRED SERVICE REVENUE

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

	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2008	2007(b)	2008	2007(b)
	(in millions)

Deferred service revenue:
Deferred service revenue at beginning of period	$5,424	$4,408	$5,260	$4,221
Revenue deferred for new extended warranty and service contracts sold	1,055	923	2,007	1,747
Revenue recognized	(790)	(669)	(1,578)	(1,306)

Deferred service revenue at end of period	$5,689	$4,662	$5,689	$4,662

Current portion	$2,572	$2,223	$2,572	$2,223
Non-current portion	3,117	2,438	3,117	2,438

Deferred service revenue at end of period	$5,689	$4,662	$5,689	$4,662

	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2008	2007	2008	2007
	(in millions)

Warranty liability :
Warranty liability at beginning of period	$1,014	$889	$929	$958
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(a)	315	308	667	560
Service obligations honored	(251)	(283)	(518)	(604)

Warranty liability at end of period	$1,078	$914	$1,078	$914

Current portion	$725	$643	$725	$643
Non-current portion	353	271	353	271

Warranty liability at end of period	$1,078	$914	$1,078	$914

(a)	Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new warranty contracts. Dell’s warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

(b)	Prior period amounts have been changed to reflect a reclassification between the current portion and non-current portion of deferred service revenue. There is no impact to the Condensed Consolidated Statements of Income as a result of this change.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 —	ACQUISITIONS

Dell completed two acquisitions, The Networked Storage Company and MessageOne, Inc., in the first half of Fiscal 2009 for approximately $183 million in cash. Dell recorded approximately $126 million of goodwill and approximately $63 million of purchased intangibles related to these acquisitions. The larger of these transactions was the purchase of MessageOne, Inc., for approximately $164 million in cash plus an additional $10 million to be used for management retention. MessageOne has been integrated into Dell’s Global Services organization, which supports Dell’s Americas Commercial, Europe, Middle East, and Africa (“EMEA”) Commercial and Asia Pacific-Japan (“APJ”) Commercial segments, and The Networked Storage Company has been integrated into Dell’s EMEA Commercial segment. With these acquisitions, Dell expects to be able to broaden its services offerings to customers.

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

Dell has recorded all of its acquisitions using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Accordingly, the results of operations of the acquired companies have been included in Dell’s consolidated results since the date of each acquisition. Dell allocates the purchase price of its acquisitions to the tangible assets, liabilities, and intangible assets acquired, which include in-process research & development (“IPR&D”) charges, based on their estimated fair values. The excess of the purchase price over the fair value of the identified assets and liabilities has been recorded as goodwill. The fair value assigned to the assets acquired is based on valuations using management’s estimates and assumptions. Dell does not expect the majority of goodwill related to these acquisitions to be deductible for tax purposes. Dell has not presented pro forma results of operations because these acquisitions are not material to Dell’s consolidated results of operations, financial position, or cash flows on either an individual or an aggregate basis.

NOTE 9 —	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Dell records the excess of an acquisition’s purchase price over the fair value of the identified assets and liabilities as goodwill. Goodwill allocated to Dell’s business segments as of August 1, 2008, and changes in the carrying amount of goodwill for the six months ended August 1, 2008, were as follows:

	Americas	EMEA	APJ	Global
	Commercial	Commercial	Commercial	Consumer	Total
	(in millions)

Balance at February 1, 2008	$822	$412	$127	$287	$1,648
Goodwill acquired	72	34	20	-	126
Adjustments to goodwill	(18)	(6)	(7)	10	(21)

Balance at August 1, 2008	$876	$440	$140	$297	$1,753

Goodwill is tested annually during the second fiscal quarter and whenever events or circumstances indicate an impairment may have occurred. If the carrying amount of goodwill exceeds its fair value, estimated based on discounted cash flow analyses, an impairment charge would be recorded. Based on the results of its annual impairment tests, Dell determined that no impairment of goodwill existed as of August 1, 2008, and for the fiscal year ended February 1, 2008. However, future goodwill impairment tests could result in a charge to earnings. The goodwill adjustments primarily relate to purchase price allocation adjustments.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Intangible Assets

Dell’s intangible assets as of August 1, 2008, and February 1, 2008, were as follows:

	August 1, 2008			February 1, 2008
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(in millions)

Technology	$524	$(47)	$477	$492	$(16)	$476
Customer relationships	248	(27)	221	231	(9)	222
Tradenames	41	(6)	35	39	(6)	33
Covenants not-to-compete	26	(3)	23	23	(1)	22

Amortizable intangible assets	$839	$(83)	$756	$785	$(32)	$753
Indefinite lived intangible assets	25	-	25	27	-	27

Total intangible assets	$864	$(83)	$781	$812	$(32)	$780

Estimated future annual pre-tax amortization expense of finite-lived intangible assets as of August 1, 2008, over the next five fiscal years and thereafter is as follows:

Fiscal Years	(in millions)

2009 (remaining 6 months)	$54
2010	161
2011	145
2012	122
2013	100
Thereafter	174

Total	$756

NOTE 10 —	COMMITMENTS AND CONTINGENCIES

Severance Costs and Facility Closures — In Fiscal 2008, Dell announced a comprehensive review of costs that is currently ongoing. Since this announcement and through the end of the second quarter of Fiscal 2009, Dell reduced headcount and closed certain Dell facilities. Results of operations for the second quarter and first six months of Fiscal 2009 include pre-tax charges of $25 million and $131 million, respectively, for these headcount and facility actions. Additionally, the sales of two facilities were finalized in the second quarter of Fiscal 2009 resulting in $44 million of proceeds reflected in cash from investing activities. As of August 1, 2008, and February 1, 2008, the accrual related to these cost reductions and efficiency actions was $69 million and $35 million, respectively, which is included in accrued and other liabilities in the Condensed Consolidated Statements of Financial Position.

Restricted Cash — Pursuant to an agreement between DFS and CIT, Dell is required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to Dell’s private label credit card, and deferred servicing revenue. Restricted cash in the amount of $266 million and $294 million is included in other current assets at August 1, 2008, and February 1, 2008, respectively.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Dell and several of its current and former directors and officers are parties to securities, Employee Retirement Income Security Act of 1974 (“ERISA”), and shareholder derivative lawsuits all arising out of the same events and facts. Four putative securities class actions that were filed in the Western District of Texas, Austin Division, against Dell and certain of its current and former officers have been consolidated as In re Dell Securities Litigation, and a lead plaintiff has been appointed by the court. The lead plaintiff has asserted claims under sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934 based on alleged false and misleading disclosures or omissions regarding Dell’s financial statements, governmental investigations, internal controls, known battery problems and business model, and based on insiders’ sales of Dell securities. This action also includes Dell’s independent registered public accounting firm, PricewaterhouseCoopers LLP, as a defendant. Four other putative class actions that were also filed in the Western District, Austin Division, by purported participants in the Dell 401(k) Plan have been consolidated as In re Dell ERISA Litigation, and lead plaintiffs have been appointed by the court. The lead plaintiffs have asserted claims under ERISA based on allegations that Dell and certain current and former directors and officers imprudently invested and managed participants’ funds and failed to disclose information regarding its stock held in the 401(k) Plan. On June 23, 2008, the court granted the defendants’ motion to dismiss as to the plaintiffs’ claims under ERISA based on allegations of imprudence, but the court denied the motion to dismiss as to the claims under ERISA based on allegations of a failure to accurately disclose information. In addition, seven shareholder derivative lawsuits that were filed in three separate jurisdictions were consolidated as In re Dell Derivative Litigation into three actions. One of those consolidated actions was pending in the Western District of Texas, Austin Division, but was dismissed without prejudice by an order filed October 9, 2007. The two other consolidated shareholder derivative actions are pending in Delaware Chancery Court and in state district court in Williamson County, Texas. These shareholder derivative lawsuits name various current and former officers and directors as defendants and Dell as a nominal defendant, and assert various claims derivatively on behalf of Dell under state law, including breaches of fiduciary duties. Dell intends to defend all of these lawsuits.

Due to the preliminary nature of these cases Dell believes that any potential future liability is not currently probable or reasonably estimable.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

•	Lucent v. Dell — In February 2003, Lucent Technologies, Inc. filed a lawsuit against Dell alleging that Dell infringed 12 patents owned by Lucent and seeking monetary damages and injunctive relief. The asserted patents are owned by two parties: Alcatel-Lucent and Multimedia Patent Trust (“MPT”). Dell settled with MPT, licensing the patents asserted by MPT in the lawsuit, but not with Alcatel-Lucent. Trial as to the Alcatel-Lucent owned patents resulted in a jury verdict on April 4, 2008. The verdict was in Dell’s favor except for a $51,000 liability for infringement of one of the Alcatel-Lucent owned patents (which is subject to indemnity by Microsoft). Given the recent favorable court rulings and the resolution of the indemnity coverage related to Microsoft products, Dell reduced its reserves by $55 million through cost of sales in the first quarter of Fiscal 2009. In a decision dated May 8, 2008, the Federal Circuit Court of Appeals reversed the claim interpretation and remanded to the District Court one of the patents on which Dell had won summary judgment (which is also subject to the Microsoft indemnity). Dell does not expect the outcome of this legal proceeding to have a material adverse effect on its financial condition or results of operations or cash flows.

Dell is currently under income tax audits in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which Dell is subject include fiscal years 1997 through 2008. Dell does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months. Dell has received certain non-income tax assessments and is involved in related non-income tax litigation matters in a non-United States jurisdiction. Dell believes its positions are supportable, a liability is not probable, and that it will ultimately prevail. However, significant judgment is required in determining the ultimate outcome of these matters. In the normal course of business, Dell’s positions and conclusions related to its non-income taxes could be challenged and assessments may be made. To the extent new information is obtained and Dell’s views on its positions or probable outcomes of assessments or litigation changes, changes in estimates to Dell’s accrued liabilities would be recorded in the period in which the determination is made.

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

NOTE 11 —	SEGMENT INFORMATION

Dell conducts operations worldwide. Effective the first quarter of Fiscal 2009, Dell combined the consumer business of EMEA, APJ, and Americas International (formerly reported through Americas Commercial) with the U.S. Consumer business and re-aligned its management and financial reporting structure. As a result, effective

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

May 2, 2008, Dell’s operating segments consisted of the following four segments: Americas Commercial, EMEA Commercial, APJ Commercial, and Global Consumer. Dell’s commercial business includes sales to corporate, government, healthcare, education, small and medium business customers, and value-added resellers and is managed through the Americas Commercial, EMEA Commercial, and APJ Commercial segments. The Americas Commercial segment, which is based in Round Rock, Texas, encompasses the U.S., Canada, and Latin America. The EMEA Commercial segment, based in Bracknell, England, covers Europe, the Middle East, and Africa; and the APJ Commercial segment, based in Singapore, encompasses the Asian countries of the Pacific Rim as well as Australia, New Zealand, and India. The Global Consumer segment, which is based in Round Rock, Texas, includes global sales and product development for individual consumers and retailers around the world. Dell revised previously reported operating segment information to conform to its new operating segments in effect as of May 2, 2008.

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

The following table presents net revenue by Dell’s reportable segments as well as a reconciliation of consolidated segment operating income to Dell’s consolidated operating income for the three and six-month periods ended August 1, 2008, and August 3, 2007:

	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2008	2007	2008	2007
	(in millions)
Net revenue:
Americas Commercial	$8,096	$7,680	$15,394	$14,931
EMEA Commercial	3,503	3,162	7,309	6,479
APJ Commercial	2,054	1,765	4,078	3,472
Global Consumer	2,781	2,169	5,730	4,616

Net revenue	$16,434	$14,776	$32,511	$29,498

Consolidated operating income:
Americas Commercial	$700	$757	$1,288	$1,401
EMEA Commercial	72	202	293	484
APJ Commercial	157	142	288	228
Global Consumer	(5)	5	30	23

Consolidated segment operating income	924	1,106	1,899	2,136
Stock-based compensation expense	(78)	(204)	(128)	(301)
In-process research and development	-	-	(2)	-
Amortization of intangible assets	(27)	-	(51)	-

Consolidated operating income	$819	$902	$1,718	$1,835

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 —	DEBT

Commercial Paper

Dell has a commercial paper program with a supporting senior unsecured revolving credit facility that allows Dell to obtain favorable short-term borrowing rates. The commercial paper program and related revolving credit facilities were increased from $1.0 billion to $1.5 billion on April 4, 2008. Dell pays these facilities commitment fees at rates based upon Dell’s credit rating. Unless extended, $500 million expires on April 3, 2009, and $1.0 billion expires on June 1, 2011. The facilities require compliance with conditions that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio. Amounts outstanding under the facilities may be accelerated for typical defaults, including failure to pay principal or interest, breaches of covenants, non-payment of judgments or debt obligations in excess of $200 million, occurrence of a change of control, and certain bankruptcy events.

At August 1, 2008, there was $100 million outstanding under the commercial paper program and no outstanding advances under the related revolving credit facilities. There were no events of default as of August 1, 2008. At February 1, 2008, there were no outstanding advances under the commercial paper program or the related credit facility. Dell uses the proceeds of the program for general corporate purposes.

India Credit Facilities

Dell India Pvt Ltd. (“Dell India”), Dell’s wholly-owned subsidiary, maintains unsecured short-term credit facilities with Citibank N.A. Bangalore Branch India (“Citibank India”) that provide a maximum capacity of $55 million to fund Dell India’s working capital and import buyers’ credit needs. Financing is available in both Indian Rupees and foreign currencies. The borrowings are extended on an unsecured basis based on Dell’s guarantee to Citibank U.S. Citibank India can cancel the facilities in whole or in part without prior notice, at which time any amounts owed under the facilities will become immediately due and payable. Interest on the outstanding loans is charged monthly and is calculated based on Citibank India’s internal cost of funds plus 0.25%. At August 1, 2008, and February 1, 2008, outstanding advances from Citibank India totaled $28 million and $23 million, respectively, and are included in short-term debt on Dell’s Consolidated Statement of Financial Position.

Long-Term Debt and Interest Rate Risk Management

On April 17, 2008, Dell Inc. issued and sold in a private placement $600 million aggregate principal amount of 4.70% Notes due 2013 (“2013 Notes”), $500 million aggregate principal amount of 5.65% Notes due 2018 (“2018 Notes”) and $400 million aggregate principal amount of 6.50% Notes due 2038 (“2038 Notes” and, together with the 2013 Notes and the 2018 Notes, the “Notes”). The Notes were issued pursuant to an Indenture dated as of April 17, 2008 (“Indenture”), between Dell and a trustee. The Indenture provides that the 2013 Notes will bear interest at the rate of 4.70% per year, the 2018 Notes will bear interest at the rate of 5.65% per year, and the 2038 Notes will bear interest at the rate of 6.50% per year. Interest will be payable semi-annually on April 15 and October 15. The Notes are unsecured obligations and rank equally with Dell’s existing and future unsecured senior indebtedness. The Notes effectively rank junior to all indebtedness and other liabilities, including trade payables, of Dell’s subsidiaries with respect to the liabilities of those subsidiaries. The offering of the Notes was made only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933 (as amended, “Securities Act”), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Notes are not registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. Concurrent with the Notes issuance, Dell entered into an Exchange and Registration Rights Agreement as outlined below. The net proceeds from the offering of the Notes were approximately $1.5 billion after payment of expenses of the offering.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Indenture contains customary events of default with respect to the Notes, including failure to make required payments, failure to comply with certain agreements or covenants and certain events of bankruptcy and insolvency. The Indenture also contains covenants limiting Dell’s ability to create certain liens, enter into sale and lease-back transactions and consolidate or merge with, or convey, transfer or lease all or substantially all of Dell’s assets to, another person. As of August 1, 2008, there were no events of default with the covenants. The Notes will be redeemable, in whole or in part at any time, at Dell’s option, at a “make-whole premium” redemption price calculated by Dell equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the Indenture) plus 35 basis points, plus accrued interest thereon to the date of redemption.

On April 17, 2008, in connection with the sale of the Notes, Dell entered into an Exchange and Registration Rights Agreement (“Registration Rights Agreement”). Under the Registration Rights Agreement, Dell has agreed to file with the SEC no later than November 7, 2008, and use its reasonable best efforts to have declared effective within 270 days from the closing date, an exchange offer registration statement pursuant to which Dell will issue in exchange for tendered Notes registered securities containing terms substantially identical to the Notes in all material respects. If the exchange offer registration statement is not filed and declared effective within such time periods, then the annual interest rate of the Notes will increase by 0.25% per annum for the first 90-day period immediately following the last day of such period and by an additional 0.25% per annum for each subsequent 90-day period thereafter, up to a maximum aggregate additional interest rate of 1.00% per annum, until the exchange offer is completed. Under certain circumstances, Dell may also be required to file and pursue effectiveness of a shelf registration statement with respect to the resale of the notes.

Dell has outstanding the 1998 $300 million 7.10% fixed rate senior debentures due April 15, 2028 (the “Senior Debentures”), which pay interest semi-annually, on April 15 and October 15. The Senior Debentures generally contain no restrictive covenants, other than a limitation on liens on Dell’s assets and a limitation on sale-leaseback transactions involving Dell property. As of August 1, 2008, there were no events of default. An interest rate swap agreement entered into concurrently with the issuance of the Senior Debentures to convert the fixed rate to a floating rate has a notional amount of $300 million and will mature April 15, 2028. The floating rates are based on three-month London Interbank Offered Rates plus 0.79%. As a result of the interest rate swap agreement, Dell’s effective interest rates for the Senior Debentures were 3.59% and 4.24% for the second quarter and first six months of Fiscal 2009, respectively.

The Senior Debentures interest rate swap agreement is designated as a fair value hedge. The changes in the fair value of the interest rate swap is recorded in accordance with SFAS 133 and reflected in the carrying value of the interest rate swap on the balance sheet. The carrying value of the debt is adjusted by an equal and offsetting amount. The estimated fair value of the debt was approximately $344 million at August 1, 2008, compared to a carrying value of $298 million at that date.

On April 15, 2008, Dell repaid the principal balance of the 1998 $200 million 6.55% fixed rate senior notes (the “Senior Notes”) upon their maturity. An interest rate swap agreement related to the Senior Notes had a notional amount of $200 million and also matured April 15, 2008. Dell’s effective interest rate for the Senior Notes, prior to repayment, was 4.03% for the first quarter of Fiscal 2009.

NOTE 13 —	REDEEMABLE COMMON STOCK

Dell inadvertently failed to register with the SEC the issuance of some shares under certain employee benefit plans. As a result, certain purchasers of securities pursuant to those plans may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities, plus interest from the date of purchase. At August 1, 2008, and February 1, 2008, Dell has classified approximately 4 million shares ($83 million) and 4 million shares

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

($94 million), respectively, which may be subject to the rescissionary rights outside stockholders’ equity, because the redemption features are not within the control of Dell. Dell may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register. These shares have always been treated as outstanding for financial reporting purposes. Dell made a registered rescission offer to eligible plan participants effective as of August 12, 2008. The registered rescission offer expires on September 26, 2008. Dell does not expect the impact of the rescission offer to have a material impact on its cash flows or results of operations.

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Unless otherwise noted, all references to industry share and total industry growth data are for personal computers (including desktops, notebooks, and x86 servers), and are based on preliminary information provided by IDC Worldwide Quarterly PC Tracker, July 25, 2008. Share data is for the calendar quarter and all our growth rates are on a fiscal year-over-year basis. Unless otherwise noted, all references to time periods refer to our fiscal periods.

Overview

Our Company

As a leading technology company, we offer a broad range of product categories, including desktop PCs, notebooks, software and peripherals, servers and networking products, services, and storage. We are the number one supplier of personal computer systems in the United States, and the number two supplier worldwide.

We have manufacturing locations around the world and relationships with third-party original equipment manufacturers. This structure allows us to optimize our global manufacturing and logistics network to best serve our global customer base. We continue to expand our supply chain which allows us to enhance product design and features, shorten product development cycles, improve logistics, and lower costs, thus improving our competitiveness.

We were founded on the core principle of a direct customer business model which included build to order hardware for consumer and commercial customers. The inherent velocity of this model, which included highly efficient manufacturing and logistics, allowed for low inventory levels and the ability to be the industry leader in selling the most relevant technology, at the best value, to our customers. Our direct relationships with customers also allowed us to bring to market products that featured customer driven innovation, thereby allowing us to be on the forefront of changing user requirements and needs. Over time we have expanded our business model to include a broader portfolio of products, including services, and we have also added new distribution channels, such as consumer retail and value added resellers, which allow us to reach even more customers around the world. We also offer various financing alternatives, asset management services, and other customer financial services for business and consumer customers. As a part of our overall growth strategy, we have executed targeted acquisitions to augment select areas of our business with more products, services, and technology.

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

We continue to simplify technology and lower costs for our customers while expanding our business opportunities. Underpinning these goals are our core competencies of world-class competitiveness, low cost and expense, any-to-any supply chain, services and solutions, and sales effectiveness. We are currently focused on five key growth priorities which, when coupled with our core competencies, we believe will drive an optimal balance of long-term sustained growth, profitability, and cash flow:

–	Global Consumer — In the first quarter of Fiscal 2009, we realigned our management and reporting structure to focus on worldwide sales to individual consumers and retailers as a part of an internal consolidation of our consumer business. Our global consumer business is comprised of on-line sales, sales over the phone, and sales through our retail channel. The global consolidation of this business will improve our global sales execution and coverage through better customer alignment, targeted sales force investments in rapidly growing countries, and improved marketing tools. We are also designing new, innovative products with faster development cycles and competitive features including the new Studio line of notebooks, which allow consumers greater personalization and self expression. Finally, we have rapidly expanded our retail business in order to reach more consumers.

–	Enterprise — In the enterprise, our solution mission is to help companies of all sizes simplify their IT environments. The complete solution includes servers, storage, services, and software. At the core of this simplification problem is complexity in IT architecture and operations developed over decades and ineffective services models that create unnecessary complexity and cost. We are focused on helping customers identify and remove this unnecessary cost and complexity. As a result of our “simplify IT” focus, we have become the industry leader in server virtualization, power, and cooling performance. We recently launched our broadest ever lineup of virtualization solutions combining PowerEdge servers, switches, EqualLogic SAN, along with VM Ware software enabling the virtual cloud.

–	Notebooks — Our goal is to reclaim notebook leadership by creating the best products while shortening our development cycle and being the most innovative developer of notebooks. To help meet this goal, we have separated our consumer and commercial design functions to drive greater focus and launched several notebook products. Industry analysts expect the sale of notebook units globally to outpace that of desktops for the first time next year and for that trend to continue into the future. Recently, we had the largest global product launch in our company’s history with our new E Series commercial Latitude and Dell Precision notebooks. We expect to continue to launch a number of new notebook products throughout the remainder of Fiscal 2009, targeting various price and performance bands.

–	Small and Medium Business — We are focused on providing small and medium businesses the simplest and most complete IT solution, customized for their needs, by extending our channel direct program (PartnerDirect) and expanding our offerings to mid-sized businesses. We are committed to improving our storage products and services as evidenced by our new Building IT-as-a-Service solution, which provides businesses with remote and lifecycle management, e-mail backup, and software license management.

–	Emerging countries — We are focused on and investing resources in emerging countries — with an emphasis on Brazil, Russia, India, and China, from where we expect a majority of the worldwide growth will come in the next four years. We are also creating custom products and services to meet the preferences and demands of individual countries and various regions, including the new Vostro A notebooks and desktops designed specifically for cost sensitive growing businesses in emerging economies.

We continue to invest in initiatives that will align our new and existing products around customers’ needs to drive long-term, sustainable growth, profitability, and cash flow. We also continue to grow our business organically and through strategic acquisitions. During the first half of Fiscal 2009, we acquired two companies, with the larger being MessageOne, Inc. These acquisitions are targeted to further expand our service capabilities. We expect to make more strategic acquisitions in the future.

Second Quarter Performance

Share position	•	We shipped approximately 11.5 million units, resulting in a worldwide PC share position of 16.4%, an increase of approximately one percentage point year-over-year.

Net revenue	•	Net revenue increased 11% year-over-year to $16.4 billion, with unit shipments up 19% year-over-year.

Operating income	•	Operating income was $819 million for the current quarter, or 5.0% of revenue, as compared to $902 million or 6.1% of revenue for the second quarter of Fiscal 2008.

Earnings per share	•	Earnings per share decreased 6% to $0.31 for the current quarter compared to $0.33 for the second quarter of Fiscal 2008.

Results of Operations

The following table summarizes the results of our operations for the three and six-month periods ended August 1, 2008, and August 3, 2007:

	Three Months Ended				Six Months Ended
	August 1, 2008		August 3, 2007		August 1, 2008		August 3, 2007
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
	(in millions, except per share amounts and percentages)

Net revenue	$16,434	100.0%	$14,776	100.0%	$32,511	100.0%	$29,498	100.0%
Gross margin	$2,827	17.2%	$2,951	19.9%	$5,792	17.8%	$5,789	19.6%
Operating expenses	$2,008	12.2%	$2,049	13.8%	$4,074	12.5%	$3,954	13.4%
Operating income	$819	5.0%	$902	6.1%	$1,718	5.3%	$1,835	6.2%
Net income	$616	3.7%	$746	5.1%	$1,400	4.3%	$1,502	5.1%
Earnings per share diluted	$0.31	N/A	$0.33	N/A	$0.69	N/A	$0.66	N/A

Consolidated Operations

Consolidated revenue grew 11% and 10%, year-over-year, for the second quarter and first six months of Fiscal 2009, respectively. We grew revenue across all segments, led by Global Consumer with 28% and 24% revenue growth year-over-year for the second quarter and first six months of Fiscal 2009, respectively. APJ Commercial and EMEA Commercial also experienced strong year-over-year revenue growth of 16% and 11%, respectively, for the second quarter of Fiscal 2009, and 17% and 13%, respectively, for the six months ending August 1, 2008, as compared to the same period in the prior year. During the second quarter and first six months of Fiscal 2009, we grew revenue across all major product lines, except for desktops, as compared to the same periods in Fiscal 2008. Our mobility products and software & peripherals business led our product revenue growth with year-over-year growth of 26% and 17%, respectively, for the second quarter of Fiscal 2009, and year-over-year growth of 24% and 17%, respectively, for the first half of Fiscal 2009. Revenue outside the U.S. comprised 47% of consolidated revenue for the second quarter of Fiscal 2009, compared to 45% for the same period last year. Combined Brazil, Russia, India, and China (“BRIC”) year-over-year revenue growth was 41% on unit growth of 46% for the second quarter of Fiscal 2009.

In general, foreign exchange spot rates experienced greater than normal volatility year-over-year. The estimated impact of the weak U.S. dollar to Dell was approximately 4% year-over-year. The weak dollar helped to stimulate demand as we generally pass on foreign currency benefits to customers through lower local currency pricing because we typically manage our business on a U.S. dollar basis. To continue to capitalize on and increase international growth, we are tailoring solutions to meet specific regional needs, enhancing relationships to provide customer choice and flexibility, and expanding into these and other emerging countries that represent 85% of the world’s population.

Operating income decreased 9% year-over-year to $819 million for the second quarter of Fiscal 2009. The decline in operating income is driven by a decline in gross margin due to overlapping record industry-wide component cost declines in the second quarter of Fiscal 2008, expanding our global retail channel presence in our Global Consumer segment, and strategic growth initiatives taken in advance of cost improvements. The decline in gross margin was partially offset by an improvement in operating expenses. Decline in profitability as a percentage of revenue was most pronounced in the results of our EMEA Commercial and Global Consumer segments. Net income decreased 17% year-over-year to $616 million during the second quarter of Fiscal 2009. Impacting net income was a decline in investment and other income, and a slightly higher effective income tax rate.

Operating income decreased 6% year-over-year to $1.7 billion for the six months ending August 1, 2008. The decline in operating income is due to overlapping record industry-wide component cost declines in the second quarter of Fiscal 2008, expanding our global retail channel presence in Global Consumer, and the impact of the strategic growth initiatives mentioned above. Also impacting operating income for the first six months of Fiscal

2009 was increased selling, general, and administrative expense dollars, although selling, general, and administrative expenses decreased year-over-year as a percentage of revenue. In addition, for the first six months of Fiscal 2009, adjustments to correct items related to prior periods, in the aggregate, increased income before taxes by approximately $110 million. The two largest of these corrections include a reversal of the excess amount of the provision for Fiscal 2008 employee bonuses and foreign exchange rate errors. Correcting these errors increased operating income by $46 million and net income before taxes by $42 million, respectively. Dell recorded the correction of these errors in the first quarter of Fiscal 2009. For the first half of Fiscal 2009, net income decreased 7% year-over-year to $1.4 billion. Net income was impacted by a decline in investment and other income, partially offset by a slight decrease in our effective tax rate for the first six months of Fiscal 2009.

Our average selling price (total revenue per unit sold) during the second quarter and first six months of Fiscal 2009 decreased 7% and 8%, respectively, year-over-year, which primarily resulted from our actions to increase our presence in consumer retail and our business mix. Our recent market strategy has been to concentrate on solutions sales to drive a better mix of products and services, while aggressively pricing our products to remain competitive in the marketplace. In the second quarter and first half of Fiscal 2009, we continued to see competitive pressure, particularly for lower priced desktops and notebooks, as we targeted a broader range of products and price bands. However, we were able to gain share across all regions and major products during the second quarter and first six months of calendar 2008. We expect that this competitive pricing environment will continue for the foreseeable future.

Revenues by Segment

We conduct operations worldwide. Effective the first quarter of Fiscal 2009, our operating structure consisted of the following four segments: Americas Commercial, EMEA Commercial, APJ Commercial, and Global Consumer. Our commercial business includes sales to corporate, government, healthcare, education, small and medium business customers, and value-added resellers and is managed through the Americas Commercial, EMEA Commercial, and APJ Commercial segments. The Americas Commercial segment, which is based in Round Rock, Texas, encompasses the U.S., Canada, and Latin America. The EMEA Commercial segment, based in Bracknell, England, covers Europe, the Middle East, and Africa; and the APJ Commercial segment, based in Singapore, encompasses the Asian countries of the Pacific Rim as well as Australia, New Zealand, and India. The Global Consumer segment, which is based in Round Rock, Texas, includes global sales and product development for individual consumers and retailers around the world. See Note 11 of Notes to Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information about our operating segments.

During the second half of Fiscal 2008, we began selling desktop and notebook computers, printers, ink, and toner through retail channels in the Americas, EMEA, and APJ in order to expand our customer base. Our goal is to have strategic relationships with a number of major retailers in our larger geographic regions. During the second quarter of Fiscal 2009, we expanded our global retail presence, and we now reach more than 15,000 retail locations worldwide.

The following table summarizes our revenue by reportable segment for three and six-month period ended August 1, 2008, and August 3, 2007:

	Three Months Ended				Six Months Ended
	August 1, 2008		August 3, 2007		August 1, 2008		August 3, 2007
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
	(in millions, except percentages)

Net revenue
Americas Commercial	$8,096	49%	$7,680	52%	$15,394	47%	$14,931	50%
EMEA Commercial	3,503	21%	3,162	21%	7,309	22%	6,479	22%
APJ Commercial	2,054	13%	1,765	12%	4,078	13%	3,472	12%
Global Consumer	2,781	17%	2,169	15%	5,730	18%	4,616	16%

Net revenue	$16,434	100%	$14,776	100%	$32,511	100%	$29,498	100%

•	Americas Commercial — Americas Commercial revenue increased 5% with unit shipments up by 7% year-over-year for the second quarter of Fiscal 2009. Growth in Latin America and increasing sales to the Federal government drove the majority of the increase in revenue in Americas Commercial. This growth was partially offset by weaker performance with our global customers and small-and-medium business customers. We anticipate continued conservative spending in the U.S. in the second half of Fiscal 2009. From a product perspective, the slow net revenue growth was due to decreases in desktop sales of 1% and 7% for the second quarter and first six months of Fiscal 2009, respectively, on desktop unit growth of 3% and 1%, for the second quarter and first half of Fiscal 2009, respectively. This was offset by strong revenue growth of services and software and peripherals, which grew 18% and 14%, respectively, during the second quarter of Fiscal 2009 and 22% and 14% for the first half of Fiscal 2009. Growth in Latin America was led by Brazil and Chile, which experienced a 38% and 35% respectively, year-over-year increase in revenue during the second quarter of Fiscal 2009 as compared to Fiscal 2008.

•	EMEA Commercial — EMEA Commercial had 11% year-over-year net revenue growth on unit shipment growth of 20%. The unit volume increases were the result of strong growth in mobility, with units up 52% and continued strength in emerging markets. The revenue growth was primarily a result of higher demand for mobility products, represented by a 33% increase in revenue. Growth in software and peripherals revenue also contributed to EMEA Commercial’s strong second quarter Fiscal 2009 revenue performance, with revenue growth of 21% year-over-year. These increases were partially offset by desktop sales with a revenue decrease of 6% year-over-year. EMEA experienced strong revenue growth in emerging countries and small-and-medium business. This growth, while consistent with our overall strategy, drove a mix shift in the EMEA Commercial revenue base coupled with softness in EMEA Commercial’s global and large commercial customers revenue. As a result, during the second quarter of Fiscal 2009, total average revenue per unit decreased 8%, which reflects our product and customer mix.

During the first half of Fiscal 2009 EMEA Commercial had 13% year-over-year increase in net revenue with unit shipments up by 25%. This growth was due to increase in mobility revenue of 33% on unit growth of 55% during the first half of Fiscal 2009 compared to the same period last year. EMEA experienced strong revenue growth for the first six months of Fiscal 2009 consistent with the second quarter revenue growth in emerging countries as well as small and medium businesses. The strong Euro and British Pound against the U.S. dollar during the second quarter of Fiscal 2009 helped to stimulate overall demand; however, we generally pass on these foreign currency benefits to customers through lower local currency pricing of products and services, as we typically manage our business on a U.S. dollar basis.

•	APJ Commercial — During the second quarter and first six months of Fiscal 2009, APJ Commercial experienced a 16% and 17% year-over-year increase in revenue to $2.1 billion and $4.1 billion, respectively. For the second quarter and first half of Fiscal 2009, sales of mobility products and unit volume increased year-over-year by 24% and 27%, and 30% and 36%, respectively, compared to same period last year. Sales of mobility products grew due to the continued shift in customer preference from desktops to notebooks. APJ Commercial also reported 16% revenue growth in servers and networking on unit growth of 21% primarily due to our focus on delivering greater value within customer data centers with our rack optimized server platforms, whose average selling prices are higher than our tower servers. From a country perspective, Malaysia, Australia, and New Zealand experienced strong revenue growth during the second quarter of Fiscal 2009. Significant growth in India, and China during the second quarter of Fiscal 2009 contributed to a revenue growth rate of 31% and 19%, respectively, for these targeted BRIC countries.

•	Global Consumer — Global Consumer revenue increased 28% and 24% year-over-year for second quarter of Fiscal 2009 and first half of Fiscal 2009, respectively, on unit growth of 53% and 50% for the second quarter and first half of Fiscal 2009, respectively. We grew faster than the industry on a unit basis and increased our global share. This growth was led by APJ Consumer with 65% year-over-year increase in revenue. The increase in Global Consumer revenue is mainly due to strong mobility sales. Mobility revenue increased 62% and 56% in the second quarter and first six months of Fiscal 2009, respectively, on a unit increase of 101% and 90%, respectively, as compared to the same periods last year. Software and peripherals revenue grew 24% and 26% during the second quarter and first half of Fiscal 2009, respectively. Our mobility growth in this segment can be primarily attributed to our entrance into retail distribution arrangements, which began in the second half of

Fiscal 2008, and the continued shift of consumer preference from desktops to notebooks. Our software and peripherals growth is due to a strong performance in software licensing. These increases were offset by a 8% and 7% decrease in desktop revenue although desktop units grew 5% and 11% for the second quarter and first half of Fiscal 2009, respectively.

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

The following table summarizes our net revenue by product categories and services:

	Three Months Ended				Six Months Ended
	August 1, 2008		August 3, 2007		August 1, 2008		August 3, 2007
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
	(in millions, except percentages)

Net revenue:
Desktop PCs	$4,928	30%	$5,017	34%	$9,628	30%	$9,959	34%
Mobility	4,871	30%	3,865	26%	9,775	30%	7,881	26%
Software & Peripherals	2,790	17%	2,380	16%	5,531	17%	4,721	16%
Servers & Networking	1,702	10%	1,618	11%	3,355	10%	3,211	11%
Services	1,462	9%	1,283	9%	2,910	9%	2,564	9%
Storage	681	4%	613	4%	1,312	4%	1,162	4%

Net revenue	$16,434	100%	$14,776	100%	$32,511	100%	$29,498	100%

•	Desktop PCs — During the second quarter and first six months of Fiscal 2009, revenue from desktop PCs (which includes desktop computer systems and workstations) decreased 2% and 3%, respectively, from the same periods of Fiscal 2008. The decline was primarily due to the on-going competitive pricing pressure for lower priced desktops. The demand for desktops continues to decrease as customers’ preference shifts to mobility products. Consequently, our average selling price for desktops decreased 6% and 9% year-over-year during the first quarter and first half of Fiscal 2009, respectively, as we aligned our prices and product offerings with the marketplace. As a result of our pricing strategy, we were able to gain share during the second quarter and first half of calendar 2008. Average industry unit growth was 1% during those time periods compared to our unit growth of 5% and 7% during the second quarter and first six months of Fiscal 2009. Desktop revenue declined across all of our segments except for APJ Commercial, which experienced year-over-year revenue growth of 11% for both the second quarter and first six months of Fiscal 2009. Our Americas Commercial, EMEA Commercial, and Global Consumer segments experienced weaker performance in desktop sales with year-over-year decreases of 1%, 6%, and 8%, respectively, for the second quarter of Fiscal 2009, and revenue decreases of 7%, 3%, and 7%, respectively, for the six months ending August 1, 2008. We are continuing to see rising user demand for mobility products that contributes to further slowing demand for desktop PCs as mobility growth is expected to outpace desktop growth at a rate of approximately six-to-one.

•	Mobility — During the second quarter and first half of Fiscal 2009, revenue from mobility products grew 26% and 24%, respectively, on unit growth of 44% for both periods. This unit growth rate outpaced the industry’s year-over-year unit growth of 37% and 38% for the second quarter and first six months of calendar 2008, respectively. We posted strong double-digit revenue growth across all segments, except for Americas Commercial, whose mobility revenue increased year-over-year only 4% and 1% for the second quarter and first six months of Fiscal 2009. We continued to see conservative spending in the small-and-medium business sector and with our large global customers in our Americas Commercial business; however, Americas Commercial experienced strong growth in its Federal government and Latin America sectors. Additionally, competitive pricing pressures, which were most pronounced in our Global Consumer and EMEA Commercial segments, drove our average unit pricing down in Fiscal 2009. For the second quarter of Fiscal 2009, mobility revenue in Global Consumer, APJ Commercial, and EMEA Commercial grew 62%, 24%, and 33% year-over-year, respectively, on unit growth of 101%, 27%, and 52%, respectively. For the six months ending August 1, 2008, mobility revenue in Global Consumer, APJ Commercial, and EMEA Commercial grew 56%, 30%, and 33% year-over-year, respectively, on unit growth of 90%, 36%, and 55%, respectively. The year-over-year growth in mobility was driven by our expansion into consumer retail and also increasing our notebook platforms by 50% this year. We recently announced a completely new line of Latitudetm and Dell Precision notebooks, ranging from the lightest ultra-portable in our history to the most powerful workstation. We also introduced the industry’s first convertible tablet with multi-touch capabilities on the Dell LatitudetmXT. As notebooks become more affordable and wireless products become standardized, demand for our mobility products continues to be strong.

•	Software and Peripherals — Revenue from sales of software and peripherals consists of Dell-branded printers, monitors (not sold with systems), projectors, and a multitude of competitively priced third-party peripherals including plasma and LCD televisions, software, and other products. This revenue grew 17% year-over-year for both the second quarter and first six months of Fiscal 2009 driven by strength in software licensing. The growth was driven by our acquisition of ASAP Software (“ASAP”) in the fourth quarter of Fiscal 2008. With ASAP, we now offer products from over 2,000 software publishers. At a segment level, Global Consumer led the revenue growth with a 24% year-over-year increase for the second quarter of Fiscal 2009 and a 26% year-over-year growth rate for the first half of Fiscal 2009. APJ Commercial, EMEA Commercial, and Americas Commercial also experienced strong revenue growth of 18%, 21%, and 14%, respectively, for the three months ending August 1, 2008, and 19%, 19%, and 14%, respectively, for the six months ending August 1, 2008. From a dollars perspective, Americas Commercial led software and peripherals revenue growth with year-over-year increases of $200 million and $375 million for the second quarter and first six months of Fiscal 2009, which reflects the strong performance of ASAP. Our software and peripherals growth can also be attributed to improved performance in our displays business where we regained our number one position worldwide in flat panel displays.

•	Servers and Networking — Revenue from sales of servers and networking products grew 5% year-over-year for both the second quarter and first six months of Fiscal 2009 on unit growth of 19% and 20%, respectively. Our year-over-year unit growth outpaced the industry’s growth of 13% and 11% during the second quarter and first six months of calendar 2008, respectively. Our server and networking revenue grew slower than units due to our pricing strategy as we shift our product offerings to lower price bands to drive growth. APJ Commercial, EMEA Commercial, and Americas Commercial contributed to the modest revenue growth, and in the second quarter and first half of calendar 2008, we were again ranked number one in the United States with a 39% and 37% share, respectively, in server units shipped. Servers and networking revenue growth benefitted from the success of our cloud computing initiatives featuring energy-efficient Dell customer solutions. During the quarter, we released our broadest lineup of dedicated virtualization solutions ever, including more than a dozen new servers, tools, and services, as a part of our mission to help companies of all sizes to simplify their IT environments.

•	Services — Services consists of a wide range of services including assessment, design and implementation, deployment, asset recovery and recycling, training, enterprise support, client support, and managed lifecycle. Services revenue increased 14% year-over-year for the three and six-month periods ended August 1, 2008, to $1.5 billion and $2.9 billion, respectively, aided by our new ProSupport offerings, which distilled ten service offerings down to two customizable packages spanning our commercial product and solutions portfolios with flexible options for service level and proactive management. Americas Commercial and APJ Commercial drove the increase in services revenue with revenue growth of 18% and 17%, respectively, in the second quarter of Fiscal 2009 as compared to the second quarter of Fiscal 2008, and revenue growth of 22% and 18%, respectively, for the first half of Fiscal 2009 as compared to the first half of Fiscal 2008. EMEA Commercial contributed with year-over-year revenue growth of 3% for the second quarter and 6% for the first six months of Fiscal 2009. EMEA Commercial’s services revenue is lower than our other segments mainly due to a higher level of deferred service revenue related to strategic changes in our service offerings. The year-over-year growth is attributed to the strong performance of our Lifecycle services in our Americas Commercial and APJ

Commercial segments and amortization of deferred service revenue. During Fiscal 2008, we acquired a number of service technologies and capabilities through strategic acquisitions of certain companies. These capabilities are being used to build-out our mix of service offerings. We are continuing to make solid progress in services, including ProSupport, remote infrastructure management, and Software as a Service (SaaS), which are aimed at simplifying IT for our customers. Our deferred service revenue balance increased from $5.3 billion at February 1, 2008, to $5.7 billion at August 1, 2008, due to continued strength in as sold services sales.

•	Storage — Revenue from sales of storage products increased 11% and 13% year-over-year for the second quarter and first six months of Fiscal 2009. Year-over-year storage growth was led by strength in our Powervault line and the strong performance of our EqualLogic iSCSI networked storage solutions. To date since acquisition, EqualLogic’s business performance has met our expectations. The APJ Commercial, EMEA Commercial, and Americas Commercial regions all contributed to the strong year-over-year revenue growth. APJ Commercial led the revenue growth, with a 31% increase for the second quarter of Fiscal 2009; whereas, EMEA Commercial led storage revenue growth for the six-month period ending August 1, 2008, with a growth rate of 31%.

Gross Margin

The following table presents information regarding our gross margin for the three and six-month periods ended August 1, 2008, and August 3, 2007:

	Three Months Ended				Six Months Ended
	August 1, 2008		August 3, 2007		August 1, 2008		August 3, 2007
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
	(in millions, except percentages)

Net revenue	$16,434	100.0%	$14,776	100.0%	$32,511	100.0%	$29,498	100.0%
Gross margin	$2,827	17.2%	$2,951	19.9%	$5,792	17.8%	$5,789	19.6%

During the second quarter of Fiscal 2009, our gross margin decreased in absolute dollars by $124 million to $2.8 billion from the same period in the prior year with a corresponding decrease in gross margin percentage to 17.2% from 19.9%. For the first half of Fiscal 2009, our gross margin remained flat in absolute dollars at $5.8 billion compared to the same period in the prior year although gross margin percentage decreased to 17.8% from 19.6% in the first half of Fiscal 2008. In the second quarter and first half of Fiscal 2009, overlapping industry-wide declines in component costs and expanding our presence in retail negatively impacted the overall gross margin percentage. Additionally, the above-mentioned increase in EMEA Commercial deferred service revenue negatively impacted gross margins in the quarter. In the first half of Fiscal 2009, gross margin was positively impacted by a favorable ruling in a patent litigation case and the related reversal of $55 million of litigation reserves through cost of sales.

The gross margin percentage for all segments was impacted by overlapping record industry-wide declines in component costs and competitive pricing pressures. Our average selling price decreased and adversely impacted gross margins in the EMEA Commercial and Global Consumer segments. Gross margins in EMEA Commercial were also adversely impacted by weaker western European markets, significant growth in emerging markets with products focused on lower price and profitability bands, and the strategic pricing actions that were taken prior to the realization of cost savings. The APJ Commercial segment gross margin percentage is down from the second quarter of Fiscal 2008 in part due to growth in emerging markets. However, gross margin percentage for APJ Commercial is up overall for the first half of Fiscal 2009 due to higher mobility shipment volumes. The Global Consumer segment experienced much higher year-over-year shipment volumes in both the second quarter and first half of Fiscal 2009. The gross margin percentage of the Global Consumer segment was lower as a result of mix into retail and associated lack of opportunities to sell customers additional margin rich adjacencies for both the second quarter and first half of Fiscal 2009, and it was impacted by increasing unit growth in the price-competitive Asian and Latin American markets. Global Consumer’s gross margin in the second quarter was also negatively impacted by an $18 million increase in litigation reserves related to an unfavorable court ruling in an ongoing legal case.

We continue to evaluate and optimize our global manufacturing and distribution network, including our relationships with original design manufacturers, to better meet customer needs and reduce product cycle times. Our goal is to introduce the latest relevant technology more quickly and to rapidly pass on component cost savings to a broader set of our customers worldwide. As we continue to evolve our inventory and manufacturing business model to capitalize on component cost declines, we continuously negotiate with our suppliers in a variety of areas including availability of supply, quality, and cost. These real-time continuous supplier negotiations support our business model, which is able to respond quickly to changing market conditions due to our direct customer model and real-time manufacturing. Because of the fluid nature of these ongoing negotiations, the timing and amount of supplier discounts and rebates vary from time to time. These discounts and rebates are allocated to the segments based on a variety of factors including strategic initiatives to drive certain programs, direction from the respective vendors, product mix, and direction on joint activities.

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

We are actively reviewing all aspects of our logistics, supply chain, and manufacturing footprints. This review is focused on identifying efficiencies and cost reduction opportunities while maintaining a strong customer experience. Two examples of this include; our announcement on March 31, 2008, that we will close our desktop manufacturing facility in Austin, Texas, and the sale of our small package fulfillment center in the second quarter of Fiscal 2009. The cost of these actions and other headcount and infrastructure reductions was $25 million and $131 million in the second quarter and first half of Fiscal 2009, respectively, of which approximately $7 million and $31 million, respectively, affected gross margin. In addition, we anticipate taking further actions to reduce total costs in design, materials, and operating expenses.

Operating Expenses

The following table summarizes our operating expenses:

	Three Months Ended				Six Months Ended
	August 1, 2008		August 3, 2007		August 1, 2008		August 3, 2007
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
	(in millions, except percentages)

Operating expenses:
Selling, general, and administrative	$1,840	11.2%	$1,894	12.8%	$3,752	11.5%	$3,657	12.4%
Research, development, and engineering	168	1.0%	155	1.0%	320	1.0%	297	1.0%
IPR&D	-	-	-	-	2	0.0%	-	-

Operating expenses	$2,008	12.2%	$2,049	13.8%	$4,074	12.5%	$3,954	13.4%

•	Selling, general, and administrative — During the second quarter of Fiscal 2009, selling, general, and administrative (“SG&A”) expenses decreased 3% to $1.8 billion compared to $1.9 billion in the same period of Fiscal 2008. The decrease in SG&A expenses from the second quarter of Fiscal 2008 to the second quarter of Fiscal 2009 is primarily due to a reduction in compensation and outside consulting expenses of approximately $50 million. This $50 million decrease is due to decreases in stock-based compensation expense, which in the second quarter of Fiscal 2008 also included $86 million of additional expense for cash payments for expiring stock options. Additionally, costs associated with the U.S. Securities and Exchange Commission (“SEC”) investigation and the Audit Committee’s independent investigation decreased by $49 million from the prior year. Partially offsetting these decreases was an increase in depreciation, maintenance, and amortization of intangibles expenses of approximately $45 million year-over-year.

For the first six months of Fiscal 2009, SG&A expenses increased 3% to $3.8 billion compared to $3.7 billion for the same period in Fiscal 2008. The increase in SG&A expenses is primarily due to $100 million of expenses (an $87 million increase over the prior year) related to headcount and infrastructure reductions. Additionally, compensation and outside consulting expenses increased approximately $25 million for the first half of Fiscal 2009 over the prior year. Compensation costs are affected by both the weakening U.S. dollar as well as the increase in revenue year-over-year. Also, depreciation, maintenance, and amortization of intangibles expenses increased approximately $85 million over the prior year. Partially offsetting these increases were the reversal of the excess amount of the Fiscal 2008 bonus accrual for $38 million in the first half of Fiscal 2009, and $77 million of reductions in costs associated with the SEC and Audit Committee investigations.

•	Research, development, and engineering — During the second quarter and first six months of Fiscal 2009, research, development, and engineering (“RD&E”) expenses remained flat as a percentage of revenue. During the second quarter of Fiscal 2009, RD&E expenses increased approximately $13 million to $168 million, and for the six months ending August 1, 2008, RD&E expenses increased approximately $23 million to $320 million. We manage our research, development, and engineering spending by targeting those innovations and products most valuable to our customers and by relying upon the capabilities of our strategic partners. We will continue to invest in research, development, and engineering activities to support our growth and to provide for new, competitive products. We have obtained 2,109 patents worldwide and have applied for 2,429 additional patents worldwide as of August 1, 2008.

•	In-Process research and development — We recognized in-process research and development (“IPR&D”) charges in connection with acquisitions accounted for as business combinations. During the first half of Fiscal 2009, we recorded IPR&D charges of $2 million, primarily related to our acquisition of Message One, Inc.

On May 31, 2007, we announced that we had initiated a comprehensive review of costs across all processes and organizations with the goal to simplify structure, eliminate redundancies, and better align operating expenses with the current business environment and strategic growth opportunities. These efforts are continuing. Since this announcement and through the end of the second quarter of Fiscal 2009, we have reduced headcount by approximately 8,500, excluding acquisitions, and strategically closed some of our facilities. As noted above, we expect to take further action to invest in strategic growth areas while focusing on scaling costs and improving productivity.

Investment and Other Income, net

The table below provides a detailed presentation of investment and other income, net for the three and six months ended August 1, 2008, and August 3, 2007:

	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2008	2007	2008	2007
	(in millions)

Investment and other income, net:
Investment income, primarily interest	$49	$123	$104	$239
Gains (losses) on investments, net	(14)	1	(11)	5
Interest expense	(26)	(12)	(38)	(24)
CIT minority interest	-	(9)	-	(14)
Foreign exchange	20	(9)	110	(31)
Other	(11)	2	(22)	(1)

Investment and other income, net	$18	$96	$143	$174

The year-over-year decrease in investment income for both the three and six-month periods ended August 1, 2008, and August 3, 2007, is primarily due to decreased earnings on lower average investment balances. Gain (losses) on investments decreased for the second quarter and first six months of Fiscal 2009 as compared to the same periods in Fiscal 2008, primarily due to a $10 million loss recorded for other-than-temporarily impaired investments during the second quarter of Fiscal 2009 based on a review of factors consistent with those disclosed in Note 2 of Notes to Consolidated Financial Statements under “Part II — Item 8 — Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2008. We continue to monitor our investment portfolio and take a number of actions to mitigate impacts from the current volatility in the capital markets. The year-over-year increase in interest expense is attributable to interest expense on the $1.5 billion debt issued in the first quarter of Fiscal 2009. CIT minority interest was eliminated due to our purchase of CIT Group Inc.’s (“CIT”) 30% interest in Dell Financial Services L.P. (“DFS”) during the fourth quarter of Fiscal 2008. Foreign exchange increased year-over-year for the second quarter of Fiscal 2009 due to gains realized on our hedge program. In addition to the gains realized on our hedge program, the year-over-year increase in foreign exchange for the six months ended August 1, 2008, as compared to the prior year, is due to a $42 million correction of errors in the remeasurement of certain local currency balances to the functional currency in prior periods. A deferred revenue liability was incorrectly remeasured over time based on changes in currency exchange rates instead of remaining at historical exchange rates while a tax liability was incorrectly held at a historical rate instead of being remeasured over time based on changes in currency exchange rates.

Income Taxes

We reported an effective income tax rate of approximately 26.4% for the second quarter of Fiscal 2009, as compared to 25.3% for the same quarter in the prior year. For the six-month periods ended August 1, 2008, and August 3, 2007, our effective tax rate was 24.8% and 25.3%, respectively. The increase in our effective rate in the second quarter of Fiscal 2009 is primarily due to increased profitability mix in higher tax rate jurisdictions partially offset by decreases in uncertain tax positions in foreign jurisdictions. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income and differences between the book and tax treatment of certain items. Currently, we expect our full year Fiscal 2009 rate to trend slightly higher than our rate for the first half of Fiscal 2009; however, the tax rate for future fiscal quarters of Fiscal 2009 will be impacted by several factors, including the mix of jurisdictions in which income is generated.

Dell is currently under income tax audit in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which Dell is subject include fiscal years 1997 through 2008. Dell does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next twelve months.

Financing Receivables

Financing Receivables — At August 1, 2008, our financing receivables balance was $2.0 billion, of which $1.4 billion represents customer receivables. Customer receivables decreased 15% from our balance at February 1, 2008. This decrease in customer receivables resulted from a reduction in receivables due from CIT in connection with promotional programs and an increase in receivables sold to the conduits. As of August 1, 2008, and February 1, 2008, the receivable due from CIT in connection with specified promotional programs was $60 million and $444 million, respectively. This decrease in the CIT receivables is primarily due to the liquidation of CIT receivables and funding lower volumes of promotional receivables through CIT. As our funding rights increase, we expect continued growth in customer financing receivables, subject to the outcome of the strategic review of DFS noted below. To manage this growth, we will continue to balance the use of our own working capital and other sources of liquidity. The key decision factors in the analysis are the cost of funds, required credit enhancements for receivables sold to the conduits, and the ability to access the capital markets. See Note 5 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 —  Financial Statements” for additional information about our financing receivables and our promotional programs.

Given the continued volatility in the credit markets, we are closely monitoring all of our financing receivables and are actively pursuing strategies to mitigate potential balance sheet risk. We closely monitor our portfolio performance and have invested in credit risk management resources, which allow us to constantly monitor and evaluate credit risk. During Fiscal 2008 and the first six months of Fiscal 2009, we took underwriting actions, including reducing our credit approval rate of subprime customers, in order to protect our portfolio from the deteriorating credit environment. We continue to assess our portfolio risk and take additional underwriting actions as we deem necessary. Subprime consumer receivables comprise approximately 20% of the gross customer financing receivables balance at August 1, 2008.

In the second quarter of Fiscal 2009, we continued to experience year-over-year increased financing receivable credit losses, consistent with trends in the financial services industry. We maintain an allowance for losses to cover probable financing receivable credit losses. The allowance for losses is determined based on various factors, including historical experience, past due receivables, receivable type, and customer risk profile. Substantial changes in the economic environment or any of the factors mentioned above could change the expectation of anticipated credit losses. Based on our assessment of the customer financing receivables and the associated risks, we believe that we are adequately reserved. As of August 1, 2008, and February 1, 2008, the allowance for financing receivable losses was $102 million and $96 million, respectively. A 10% change in this allowance would not be material to our consolidated results. See Note 5 of Notes to Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information.

We announced on March 31, 2008, that we are undertaking a strategic assessment of ownership alternatives for DFS financing activities. The assessment is primarily focusing on the consumer and small-and-medium business revolving credit financing receivables and operations in the U.S. The outcome of the assessment will depend on the customer, capital, and economic impact of alternative ownership structures. It is possible the assessment will result in no change to the ownership and operating structure given the challenging market conditions and capital constraints at many large financial institutions. We expect to complete our assessment in the third quarter of Fiscal 2009.

Off-Balance Sheet Arrangements

Asset Securitization — During the second quarter of Fiscal 2009, we continued to sell customer receivables to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from ours. The sole purpose of the qualifying special purpose entities is to facilitate the funding of customer receivables in the capital markets. Once sold, these receivables are off-balance sheet. We determined the amount of receivables to securitize based on our funding requirements in conjunction with specific selection criteria designed for the transaction.

Off-balance sheet securitizations involve the transfer of customer receivables to unconsolidated qualifying special purpose entities that are accounted for as a sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (“SFAS 140”). Upon the sale of the customer receivables, we recognize a gain on the sale and retain an interest in the assets sold. The unconsolidated qualifying special purpose entities have entered into financing arrangements with various multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. During the six-month periods ended August 1, 2008, and August 3, 2007, we sold $796 million and $557 million, respectively, of customer receivables to unconsolidated qualifying special purpose entities. The principal balance of the securitized receivables at August 1, 2008, and February 1, 2008, was $1.4 billion and $1.2 billion, respectively.

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

Currently, capital markets are experiencing an unusual period of volatility and reduced liquidity that we expect will continue to increase costs and credit enhancements required for funding of financial assets. Our exposure to the capital markets will increase as we continue to fund additional customer receivables. We do not expect current capital market conditions to limit our ability to access liquidity for funding customer receivables in the future, as we continue to find funding sources in the capital markets.

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

We ended the second quarter of Fiscal 2009 with $9.5 billion in cash, cash equivalents, and investments, which was flat with respect to February 1, 2008, and down $4.3 billion from $13.8 billion at the end of the second quarter of Fiscal 2008. Since February 1, 2008, we have spent $2.5 billion on share repurchases — offset primarily by our $1.5 billion debt issuance and a $1.3 billion increase from cash flow from operations. The decrease in cash and investments from the second quarter of Fiscal 2008 was a result of spending $6.5 billion on share repurchases and $2.4 billion on strategic acquisitions since the third quarter of Fiscal 2008, partially offset by issuing $1.5 billion in long-term debt and internally generated cash flows. We continue to evaluate our investments for any other-than-temporary impairments, and during the second quarter of Fiscal 2009, we recorded a $10 million loss, as noted above, based on a review of factors consistent with those disclosed in Note 2 of Notes to Consolidated Financial Statements under “Part II — Item 8 — Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2008.

The following table summarizes the results of our Condensed Consolidated Statements of Cash Flows for the six-month periods ended August 1, 2008, and August 3, 2007:

	Six Months Ended
	August 1,	August 3,
	2008	2007
	(in millions)

Net cash flow provided by (used in):
Operating activities	$1,251	$1,754
Investing activities	579	(121)
Financing activities	(987)	(16)
Effect of exchange rate changes on cash and cash equivalents	16	41

Net change in cash and cash equivalents	$859	$1,658

Operating Activities — Cash provided by operating activities during the six-month period ended August 1, 2008, was $1.3 billion compared to $1.8 billion during the first six months of Fiscal 2008. The decrease in operating cash flows was primarily led by the deterioration of our cash conversion cycle, decrease in net income, and an increase in other assets due to pending receipt of international incentive claims and VAT receivables.

Although our cash conversion cycle deteriorated from August 3, 2007, our direct model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry. The following table presents the components of our cash conversion cycle at August 1, 2008, and August 3, 2007:

	August 1,	August 3,
	2008	2007

Days of sales outstanding(a)	38	35
Days of supply in inventory(b)	7	7
Days in accounts payable(c)	(74)	(80)

Cash conversion cycle	(29)	(38)

(a)	Days of sales outstanding (“DSO”) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average net revenue per day for the current quarter (90 days). At August 1, 2008, and August 3, 2007, DSO and days of customer shipments not yet recognized were 35 and 3 days, and 32 and 3 days, respectively.

(b)	Days of supply in inventory (“DSI”) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and most recent quarterly cost of sales for each period. DSI is calculated by dividing inventory by average cost of goods sold per day for the current quarter (90 days).

(c)	Days in accounts payable (“DPO”) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold per day for the current quarter (90 days).

Our cash conversion cycle contracted by nine days at August 1, 2008, from August 3, 2007, driven by a three day increase in DSO and six day decrease in DPO. The increase in DSO from August 3, 2007, was attributable to our move into the retail channel and a shift to more customers with longer payment terms. The decrease in DPO from August 3, 2007, is attributable to a decrease in non-production supplier payables as we continue to control our operating expense spending and the timing of purchases from and payments to suppliers during the second quarter of Fiscal 2009 as compared to the second quarter of Fiscal 2008.

We defer the cost of revenue associated with customer shipments not yet recognized as revenue until they are delivered. These deferred costs are included in our reported DSO because we believe it presents a more accurate presentation of our DSO and cash conversion cycle. These deferred costs are recorded in other current assets in our Condensed Consolidated Statements of Financial Position and totaled $521 million and $426 million at August 1, 2008, and August 3, 2007, respectively.

We believe that we will continue to experience a cash conversion cycle in the high negative 20 to the low negative 30 day range given the shift in our business model with retail expansion, growth in emerging countries which typically have longer payment terms, and our changing manufacturing and supplier infrastructure.

Investing Activities — Cash sourced from investing activities for the six-month period ended August 1, 2008, was $579 million, compared to cash used in investing activities of $121 million for the same period last year. Cash generated or used in investing activities principally consists of net maturities and sales or purchases of investments; net capital expenditures for property, plant, and equipment; and cash used to fund strategic acquisitions, which was approximately $165 million in the first half of Fiscal 2009. Considering continued capital market and interest rate volatility, we decided to increase liquidity and change the overall interest rate profile of the portfolio. As a result, in the first half of Fiscal 2009, we began repositioning our investment portfolio to shorter duration securities, thus increasing the volume of our sales and purchases of securities.

Financing Activities — Cash used for financing activities during the six-month period ended August 1, 2008, was $987 million, compared to use of $16 million during the same period last year. The year-over-year increase in cash used for financing activities is due primarily to repurchase of our common stock as our share repurchase program was reinstated during the fourth quarter of Fiscal 2008 after being suspended for the majority of Fiscal 2008, offset by proceeds from the issuance of long-term debt of $1.5 billion. During the first half of Fiscal 2009, we repurchased approximately 112 million shares at an aggregate cost of $2.5 billion; no shares were repurchased related to the program during the first six months of Fiscal 2008. We also paid the principal on the Senior Notes of $200 million that matured in April 2008 as discussed in Note 12 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

We also have a commercial paper program that allows us to issue short-term unsecured notes in an aggregate amount not to exceed $1.5 billion. We use the proceeds for general corporate purposes. At August 1, 2008, there was $100 million outstanding under the commercial paper program and no advances under the supporting credit facility. See Note 12 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for further discussion on our long-term debt and commercial paper program.

Capital Commitments

Redeemable Common Stock — In prior years, we inadvertently failed to register with the SEC the issuance of some shares under certain employee benefit plans. As a result, certain purchasers of common stock pursuant to those plans may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. At August 1, 2008, and February 1, 2008, we have classified approximately 4 million shares ($83 million) and 4 million shares ($94 million), respectively, that are subject to potential rescission rights outside of stockholders’ equity because the redemption features are not within our control. We may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register. These shares have always been treated as outstanding for financial reporting purposes. We have made a registered rescission offer to eligible plan participants effective as of August 12, 2008. The registered rescission offer expires on September 26, 2008. We do not expect the impact of the rescission offer to have a material impact on our cash flows or results of operations.

Share Repurchase Program — We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements.

We typically repurchase shares of common stock through a systematic program of open market purchases. During the second quarter of Fiscal 2009, we repurchased approximately 60 million shares at an aggregate cost of $1.4 billion; no shares were repurchased related to the program during the second quarter of Fiscal 2008. For more information regarding share repurchases, see “Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.”

Capital Expenditures — During the three and six-month periods ended August 1, 2008, we spent approximately $142 million and $264 million, respectively, on property, plant, and equipment as a part of our global expansion efforts and infrastructure investments in order to support future growth. Product demand and mix, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Capital expenditures for Fiscal 2009, related to our continued expansion worldwide, are currently expected to reach approximately $600 million, which is less than the $831 million spent during Fiscal 2008. These expenditures are expected to be funded from our cash flows from operating activities.

Restricted Cash — Pursuant to an agreement between DFS and CIT, we are required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to our private label credit card, and deferred servicing revenue. Restricted cash in the amount of $266 million and $294 million is included in other current assets at August 1, 2008, and February 1, 2008, respectively.

Contractual Cash Obligations

Purchase Obligations — Our purchase obligations increased from $893 million at February 1, 2008, to approximately $2.8 billion at August 1, 2008. The increase is primarily due to us entering into longer-term purchase commitments with selected suppliers for certain commodities in order to ensure supply of select key components at the most favorable pricing. The agreements run through the end of Fiscal 2009 and allow for some variation in the units we are required to purchase. The purchase commitment approximates $1.9 billion for the remainder of Fiscal 2009.

Debt — On April 17, 2008, we issued $1.5 billion of long-term unsecured notes in three tranches: $600 million aggregate principal amount of 4.70% Notes due 2013, $500 million aggregate principal amount of 5.65% Notes due 2018 and $400 million aggregate principal amount of 6.50% Notes due 2038. Interest is payable semi-annually on April 15 and October 15. We have outstanding the 1998 $300 million, 7.10% fixed rate senior debentures due April 15, 2028, (the “Senior Debentures”), which pay interest semi-annually on April 15 and October 15. On April 15, 2008, we repaid the principal balance of the 1998 $200 million, 6.55% fixed rate senior notes (the “Senior Notes”) upon their maturity.

Recently Issued and Adopted Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.

As highlighted in Note 6 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements,” we adopted the effective provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”) as amended by Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157” on February 2, 2008. The adoption of this statement did not have a material effect on the consolidated financial statements for the second quarter and first six months of Fiscal 2009. The amount of assets and liabilities measured at fair value on a recurring basis based on unobservable inputs (Level 3) are not significant relative to our balance sheet.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 1, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of August 1, 2008.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the second quarter of Fiscal 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information required by this item is set forth under Note 10 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements,” and is incorporated herein by reference.

ITEM 1A.	Risk Factors

For a description of the risk factors affecting our business and results of operations, see “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Common Stock

Share Repurchase Program

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. The following table sets forth information regarding our repurchases or acquisitions of common stock during the second quarter of Fiscal 2009 and the remaining authorized amount for future purchases:

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares that
	Total	Average	Repurchased	May Yet Be
	Number	Price	as Part of	Repurchased
	of	Paid	Publicly	Under the
	Shares	per	Announced	Announced
Period	Repurchased	Share	Plans	Plan
	(in millions, except average price paid per share)

Repurchases from May 3, 2008, through May 30, 2008	-	-	-	$6,385
Repurchases from May 31, 2008, through June 27, 2008	50	$23.71	50	$5,209

Repurchases from June 28, 2008, through August 1, 2008	10	$22.77	10	$4,965

Total	60	$23.54	60

ITEM 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of Dell’s stockholders was held on July 18, 2008. At that meeting, the following five proposals were submitted to a vote of Dell’s stockholders:

(1)	Proposal 1 (Election of Directors) — A proposal for the election of the persons who will serve as Dell’s directors until next year’s annual meeting.

(2)	Proposal 2 (Ratification of Independent Auditor) — A proposal for the ratification of the Audit Committee’s selection of PricewaterhouseCoopers LLP as Dell’s independent auditor for Fiscal 2009.

(3)	Proposal 3 (Approval of Executive Annual Incentive Bonus Plan) — A proposal for the approval of the Executive Annual Incentive Bonus Plan

(4)	Stockholder Proposal 1 (Reimbursement of Proxy Expenses) — A proposal to amend our Bylaws to provide for the reimbursement of certain proxy expenses incurred in connection with a stockholder proposed director nomination.

(5)	Stockholder Proposal 2 (Advisory Vote on Executive Compensation) — A proposal regarding adoption of a policy providing for an advisory stockholder vote on executive compensation.

At the close of business on the record date for the meeting (which was May 23, 2008), there were 2,020,734,884 shares of common stock outstanding and entitled to be voted at the meeting. Holders of 1,783,977,781 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy. The following table sets forth the results of the voting:

	Number of Votes
Proposal
Proposal 1:	For	Withheld

Election of directors:
Donald J. Carty	1,752,482,808	31,494,973
Michael S. Dell	1,722,596,207	61,381,575
William H. Gray, III	1,735,952,085	48,025,696
Sallie L. Krawcheck	1,729,444,710	54,533,071
Alan (A.G.) Lafley	1,729,515,350	54,462,431
Judy C. Lewent	1,722,789,711	61,188,070
Thomas W. Luce, III	1,592,693,941	191,283,841
Klaus S. Luft	1,714,391,232	69,586,549
Alex J. Mandl	1,702,329,438	81,648,343
Michael A. Miles	1,604,990,854	178,986,927
Samuel A. Nunn, Jr.	1,741,295,464	42,682,317

				Broker
	For	Against	Abstain	Non-Votes

Ratification of Independent Auditor	1,639,921,449	128,394,191	15,662,140

Proposal 3:
Approval of Executive Annual Incentive Bonus	1,680,400,555	85,206,230	18,349,218
Plan

Stockholder Proposal 1:
Reimbursement of Proxy Expenses	502,051,847	951,177,961	35,899,342	294,848,631

Stockholder Proposal 2:
Advisory Vote on Executive Compensation	557,661,512	901,151,264	30,290,302	294,874,703

Proposal 1 (Election of Directors), Proposal 2 (Ratification of Independent Auditor) and Proposal 3 (Approval of Executive Annual Incentive Bonus Plan) each received more than the number of favorable votes required for approval and were therefore duly and validly approved by the stockholders. Stockholder Proposal 1 (Reimbursement of Proxy Expenses) and Stockholder Proposal 2 (Advisory Vote on Executive Compensation) each failed to receive a sufficient number of favorable votes and, therefore, were not approved.

ITEM 6.	Exhibits

(a)  Exhibits — See Index to Exhibits below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC.

/s/ THOMAS W. SWEET
Date: September 3, 2008
Thomas W. Sweet
Vice President, Corporate Finance and
Chief Accounting Officer
(On behalf of the registrant and as
principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.			Description of Exhibit

3.1		—	Restated Certificate of Incorporation, filed February 1, 2006 (incorporated by reference to Exhibit 3.3 of Dell’s Current Report on Form 8-K filed on February 2, 2006, Commission File No. 0-17017)
3.2		—	Restated Bylaws, as amended and effective March 8, 2007 (incorporated by reference to Exhibit 3.1 of Dell’s Current Report on Form 8-K filed on March 13, 2007, Commission File No. 0-17017)
4.1		—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.2		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3		—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4		—	Indenture, dated as of April 17, 2008, between Dell Inc. and The Bank of New York Trust Company, N.A., as trustee (including the form of notes) (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed April 17, 2008, Commission File No. 0-17017)
4.5		—	Exchange and Registration Rights Agreement, dated as of April 17, 2008, among Dell Inc. and Barclays Capital Inc., Goldman, Sachs & Co. and J.P. Morgan Securities Inc., as representatives of the several purchasers named therein (incorporated by reference to Exhibit 4.2 of Dell’s Current Report on Form 8-K filed April 17, 2008, Commission File No. 0-17017)
31	.1†	—	Certification of Michael S. Dell, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1††	—	Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.

††	Furnished herewith.