Form 10-Q
period 2008-10-31
DELL INC
filed 2008-12-04
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008
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
Yes ☐     No ☑

As of the close of business on November 28, 2008, 1,944,431,517 shares of common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	October 31,	February 1,
	2008	2008
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,910	$7,764
Short-term investments	662	208
Accounts receivable, net	5,532	5,961
Financing receivables, net	1,526	1,732
Inventories, net	1,109	1,180
Other	4,795	3,035

Total current assets	21,534	19,880
Property, plant, and equipment, net	2,458	2,668
Investments	374	1,560
Long-term financing receivables, net	435	407
Goodwill	1,743	1,648
Purchased intangible assets, net	750	780
Other non-current assets	523	618

Total assets	$27,817	$27,561

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$266	$225
Accounts payable	9,475	11,492
Accrued and other	4,108	4,323
Short-term deferred service revenue	2,572	2,486

Total current liabilities	16,421	18,526
Long-term debt	1,851	362
Long-term deferred service revenue	3,001	2,774
Other non-current liabilities	2,385	2,070

Total liabilities	23,658	23,732
Commitments and contingencies (Note 11)
Redeemable common stock and capital in excess of $.01 par value; shares issued and outstanding: 0 and 4, respectively (Note 14)	-	94
Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares issued and outstanding: none	-	-
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 3,338 and 3,320, respectively; shares outstanding: 1,944 and 2,060, respectively	10,945	10,589
Treasury stock at cost: 919 and 785 shares, respectively	(27,903)	(25,037)
Retained earnings	20,326	18,199
Accumulated other comprehensive income (loss)	791	(16)

Total stockholders’ equity	4,159	3,735

Total liabilities and equity	$27,817	$27,561

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended

	October 31,	November 2,	October 31,	November 2,
	2008	2007	2008	2007

Net revenue	$15,162	$15,646	$47,673	$45,144
Cost of net revenue	12,309	12,758	39,028	36,467

Gross margin	2,853	2,888	8,645	8,677

Operating expenses:
Selling, general, and administrative	1,671	1,900	5,423	5,557
Research, development, and engineering	167	159	487	456
In-process research and development	-	-	2	-

Total operating expenses	1,838	2,059	5,912	6,013

Operating income	1,015	829	2,733	2,664

Investment and other, net	(6)	107	137	281

Income before income taxes	1,009	936	2,870	2,945

Income tax provision	282	170	743	677

Net income	$727	$766	$2,127	$2,268

Earnings per common share:
Basic	$0.37	$0.34	$1.07	$1.01

Diluted	$0.37	$0.34	$1.06	$1.00

Weighted-average shares outstanding:
Basic	1,953	2,236	1,993	2,236
Diluted	1,957	2,266	1,998	2,262

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended

	October 31,	November 2,
	2008	2007

Cash flows from operating activities:
Net income	$2,127	$2,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	575	424
Stock-based compensation	201	291
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(113)	40
Deferred income taxes	209	(86)
Other	137	64
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(162)	(1,313)
Financing receivables	(28)	(184)
Inventories	65	(437)
Other assets	(648)	(278)
Accounts payable	(1,992)	899
Deferred service revenue	424	790
Accrued and other liabilities	370	274

Change in cash from operating activities	1,165	2,752

Cash flows from investing activities:
Investments:
Purchases	(1,150)	(2,088)
Maturities and sales	2,034	2,745
Capital expenditures	(401)	(636)
Proceeds from sale of facility and land	44	-
Acquisition of business, net of cash received	(165)	(106)

Change in cash from investing activities	362	(85)

Cash flows from financing activities:
Repurchase of common stock	(2,866)	(1)
Issuance of common stock under employee plans	79	21
Issuance (payment) of commercial paper, net	253	(100)
Proceeds from issuance of debt	1,519	38
Repayments of debt	(237)	(45)
Other	-	1

Change in cash from financing activities	(1,252)	(86)

Effect of exchange rate changes on cash and cash equivalents	(129)	109

Change in cash and cash equivalents	146	2,690

Cash and cash equivalents at beginning of period	7,764	9,546

Cash and cash equivalents at end of period	$7,910	$12,236

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 —	BASIS OF PRESENTATION

Basis of Presentation — The accompanying condensed consolidated financial statements of Dell Inc. (“Dell”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (“SEC”) in Dell’s Annual Report on Form 10-K for the fiscal year ended February 1, 2008. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries at October 31, 2008, the results of its operations for the three and nine-month periods ended October 31, 2008, and November 2, 2007, and its cash flows for the nine-month periods ended October 31, 2008, and November 2, 2007.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in Dell’s condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from those estimates. The results of operations for the three and nine-month periods ended October 31, 2008, are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Dell Financial Services L.L.C. (“DFS”) was formerly a joint venture with CIT Group Inc. (“CIT”). Previously, DFS’s financial results were consolidated by Dell in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, as Dell was the primary beneficiary. On December 31, 2007, Dell purchased CIT’s remaining 30% interest in DFS, making it a wholly-owned subsidiary. DFS has been reported as a wholly-owned subsidiary since January 1, 2008. DFS allows Dell to provide its customers with various financing alternatives.

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

On October 10, 2008, the FASB issued FSP No. FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in a market that is not active. Additional guidance is provided regarding how the reporting entity’s own assumptions should be considered when relevant observable inputs do not exist, how available observable inputs in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of inputs available to measure fair value. FSP FAS 157-3 became effective immediately upon issuance. Dell considered the additional guidance with respect to the valuation of its financial assets and liabilities and their corresponding designation within the fair value hierarchy. Its adoption did not have a material effect on Dell’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. While SFAS 159 became effective for Dell’s 2009 fiscal year, Dell did not elect the fair value measurement option for any of its financial assets or liabilities.

Recently Issued Accounting Pronouncements — In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, financial performance, and cash flows. SFAS 161 does not change the accounting treatment for derivative instruments and is effective for Dell beginning Fiscal 2010. Management is currently evaluating the impact of the disclosure requirements of SFAS 161.

Out of Period Adjustments — During the first nine-months of Fiscal 2009, Dell recorded adjustments related to net revenue, cost of net revenue, operating expenses, and investment and other, net that in the aggregate increased income before tax by approximately $110 million. The two largest of these corrections include a reversal of the excess amount of the provision for Fiscal 2008 employee bonuses and foreign exchange rate errors. Correcting these errors increased income before tax by $46 million and $42 million, respectively. Because these errors, both individually and in the aggregate, were not material to any of the prior years’ financial statements, and the impact of correcting these errors in the current year is not expected to be material to the full year Fiscal 2009 financial statements, Dell recorded the correction of these errors in the financial statements in the first quarter of Fiscal 2009.

Reclassifications — To maintain comparability among the periods presented, Dell has revised the presentation of certain prior period amounts reported within cash flow from operations presented in the Condensed Consolidated Statements of Cash Flows. The revision had no impact to the total change in cash from operating activities. Dell has also revised the classification of certain prior period amounts within the Notes to Condensed Consolidated Financial Statements. For further discussion regarding the reclassification of deferred service revenue and warranty liability, see Note 7 of Notes to Condensed Consolidated Financial Statements.

NOTE 2 —	INVENTORIES

	October 31,	February 1,
	2008	2008(a)
	(in millions)

Inventories:
Production materials	$680	$714
Work-in-process	138	144
Finished goods	291	322

Inventories	$1,109	$1,180

(a)	Certain prior period amounts have been changed to conform to the current year presentation. There is no impact to the condensed consolidated financial statements as a result of this change.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 3 —	EARNINGS PER COMMON SHARE

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive. Accordingly, certain stock-based incentive awards have been excluded from the calculation of diluted earnings per share totaling 245 million and 183 million shares for the third quarter of Fiscal 2009 and Fiscal 2008, respectively, and 253 million and 228 million during the nine-month periods ended October 31, 2008, and November 2, 2007.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended October 31, 2008, and November 2, 2007:

	Three Months Ended		Nine Months Ended

	October 31,	November 2,	October 31,	November 2,
	2008	2007	2008	2007
	(in millions, except per share amounts)

Numerator:
Net income	$727	$766	$2,127	$2,268
Denominator:
Weighted-average shares outstanding:
Basic	1,953	2,236	1,993	2,236
Effect of dilutive options, restricted stock units, restricted stock, and other	4	30	5	26

Diluted	1,957	2,266	1,998	2,262

Earnings per common share:
Basic	$0.37	$0.34	$1.07	$1.01

Diluted	$0.37	$0.34	$1.06	$1.00

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 4 —	COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the three and nine-month periods ended October 31, 2008, and November 2, 2007:

	Three Months Ended		Nine Months Ended

	October 31,	November 2,	October 31,	November 2,
	2008	2007	2008	2007
	(in millions)

Comprehensive income:
Net income	$727	$766	$2,127	$2,268
Unrealized gains (losses) on foreign currency hedging instruments, net(a)	808	(64)	791	(138)
Unrealized (losses) gains on marketable securities, net	(12)	17	(35)	32
Foreign currency translation adjustments	64	11	51	15

Comprehensive income	$1,587	$730	$2,934	$2,177

(a)	The unrealized gains (losses) on foreign currency hedging instruments relate to the effective portion of the gain or loss on derivative instruments that are designated and qualify as cash flow hedges. Dell reclassifies these amounts into earnings in the period when the hedged transaction is recognized in earnings. Dell reports the effective portion of cash flow hedges in the same financial statement line item, within earnings, as the changes in value of the hedged item. At October 31, 2008, a related foreign exchange receivable of $1.6 billion is included in other current assets and a liability of $335 million is included in accrued and other on the Condensed Consolidated Statement of Financial Position.

NOTE 5 —	FINANCIAL SERVICES

Dell Financial Services L.L.C.

Dell offers or arranges various financing options and services for its business and consumer customers in the U.S. through DFS, a wholly-owned subsidiary of Dell. DFS’s key activities include the origination, collection, and servicing of customer receivables related to the purchase of Dell products.

Dell utilizes DFS to facilitate financing for customers who elect to finance products sold by Dell. New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services through DFS, were $1.0 billion and $1.4 billion during the three-month periods ended October 31, 2008, and November 2, 2007, respectively, and $3.3 billion and $4.1 billion for the nine-month periods ended October 31, 2008, and November 2, 2007, respectively.

CIT, formerly a joint venture partner of DFS, continues to have the right to purchase a percentage of the new customer receivables facilitated by DFS until January 29, 2010 (“Fiscal 2010”). CIT’s contractual funding right is up to 35% in Fiscal 2009 and 25% in Fiscal 2010. In the three and nine-month periods ended October 31, 2008, CIT’s funding percentage was approximately 30% and 35%, respectively. DFS services the receivables purchased by CIT. However, Dell’s obligation related to the performance of the DFS originated receivables purchased by CIT is limited to the cash funded credit reserves established at the time of funding.

In March 2008, Dell began a strategic assessment of ownership alternatives for DFS that focused primarily on U.S. revolving credit operations for consumer and small-and-medium business financing. In September 2008, Dell completed its strategic assessment of DFS. Dell will retain the current ownership and operating structure of DFS.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Financing Receivables

The following table summarizes the components of Dell’s financing receivables, net of the allowance for estimated uncollectible amounts:

	October 31,	February 1,
	2008	2008
	(in millions)

Financing receivables, net:
Customer receivables:
Revolving loans, gross	$803	$1,063
Fixed-term leases and loans, gross	689	654

Customer receivables, gross	1,492	1,717
Customer receivables allowance	(124)	(96)

Customer receivables, net	1,368	1,621
Residual interest	285	295
Retained interest	308	223

Financing receivables, net	$1,961	$2,139

Short-term	$1,526	$1,732
Long-term	435	407

Financing receivables, net	$1,961	$2,139

Financing receivables consist of customer receivables, residual interest, and retained interest in securitized receivables. Customer receivables include revolving loans and fixed-term leases and loans resulting from the sale of Dell products and services. Of the customer receivables balance at October 31, 2008, and February 1, 2008, $31 million and $444 million, respectively, represent balances which are due from CIT in connection with specified promotional programs.

•	Customer receivables are presented net of allowance for uncollectible accounts. The allowance is based on factors including historical experience, past due receivables, receivable type, and the risk composition of the receivables. The composition and credit quality vary from investment grade commercial customers to subprime consumers. Subprime receivables comprised approximately 20% of the gross customer receivable balance at October 31, 2008, and February 1, 2008. Customer receivables are charged to the allowance at the earlier of when an account is deemed to be uncollectible or when an account is 180 days delinquent. Recoveries on customer receivables previously charged off as uncollectible are recorded to the allowance for uncollectible accounts.

As of October 31, 2008, and February 1, 2008, customer financing receivables 60 days or more delinquent were $47 million and $34 million, respectively. These amounts represent 3.4% and 2.1% of the ending customer financing receivables balances for the respective periods.

Net credit losses for the three-month periods ended October 31, 2008, and November 2, 2007, were $22 million and $10 million, respectively. These amounts represent annualized credit losses of 6.5% and 2.8% of the average outstanding customer financing receivables balance for the respective three-month periods. Net credit losses for the nine-month periods ended October 31, 2008, and November 2, 2007, were $60 million and $27 million, respectively. These amounts represent annualized credit losses of 5.4% and 2.5% of the average outstanding customer financing receivables balance for the respective nine-month periods.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following is a description of the components of customer receivables:

–	Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. Revolving loans bear interest at a variable annual percentage rate that is tied to the prime rate. Based on historical payment patterns, revolving loan transactions are typically repaid on average within 12 months. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full, no interest is charged. These special programs generally range from 3 to 12 months. At October 31, 2008, and February 1, 2008, $331 million and $668 million, respectively, were receivables under these special programs.

–	Dell enters into sales-type lease arrangements with customers who desire lease financing. Leases with business customers have fixed terms of two to five years. Future maturities of minimum lease payments at October 31, 2008, are as follows: 2009: $66 million; 2010: $162 million; 2011: $111 million; 2012: $42 million; and 2013: $4 million. Fixed-term loans are also offered to qualified small businesses and primarily consist of loans with short-term maturities.

•	Dell retains a residual interest in the leased equipment. The amount of the residual interest is established at the inception of the lease based upon estimates of the equipment value at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a periodic basis, Dell assesses the carrying amount of its recorded residual values for impairment. Anticipated declines in specific future residual values that are considered to be other-than-temporary are recorded in current earnings.

•	Retained interests represent the residual beneficial interest Dell retains in certain pools of securitized financing receivables. Retained interests are stated at the present value of the estimated net beneficial cash flows after payment of all senior interests. Dell values the retained interest at the time of each receivable sale and at the end of each reporting period. All gains and losses are recognized in income immediately. The fair value of the retained interest is determined using a discounted cash flow model with various key assumptions, including payment rates, credit losses, discount rates, and remaining life of the receivables sold. These assumptions are supported by both Dell’s historical experience and anticipated trends relative to the particular receivable pool.

The monthly payment rate is the most significant estimate involved in the measurement process. Other significant estimates include the credit loss rate and the discount rate. These estimates are based on management’s expectations of future payment rates and credit loss rates, reflecting our historical rate of payments and credit losses, industry trends, current market interest rates, expected future interest rates, and other considerations.

The implementation of SFAS 157 did not result in material changes to the models or processes used to value retained interest. See Note 6 of Notes to Condensed Consolidated Financial Statements for the impact of the implementation of SFAS 157.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the activity in retained interest balances for the three and nine-month periods ended October 31, 2008, and November 2, 2007:

	Three Months Ended		Nine Months Ended

	October 31,	November 2,	October 31,	November 2,
	2008	2007	2008	2007
	(in millions)

Retained interest:
Retained interest at beginning of period	$312	$171	$223	$158
Issuances	59	57	291	137
Distributions from conduits	(73)	(33)	(213)	(114)
Net accretion	11	9	31	20
Change in fair value for the period	(1)	(3)	(24)	-

Retained interest at end of period	$308	$201	$308	$201

The table below summarizes the assumptions used to measure the fair value of the retained interest as of October 31, 2008:

	Weighted Average Key Assumptions

	Monthly
	Payment	Credit
	Rates	Losses	Discount Rates	Life
		(lifetime)	(annualized)	(months)

Time of sale valuation of retained interest	14%	6%	14%	14
Valuation of retained interests	8%	12%	14%	12

The impact of adverse changes to the key valuation assumptions to the fair value of retained interest at October 31, 2008, is shown in the following table:

October 31,
2008
(in millions)

Adverse change of:
Expected prepayment speed: 10%	$(15)
Expected prepayment speed: 20%	$(22)

Expected credit losses: 10%	$(13)
Expected credit losses: 20%	$(25)

Discount rate: 10%	$(5)
Discount rate: 20%	$(10)

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

by 10% and 20% while holding the other key assumptions constant. Assumptions may be interrelated, and changes to one assumption may impact others and the resulting fair value of the retained interest. For example, increases in market interest rates may result in lower prepayments and increased credit losses. The effect of multiple assumption changes were not considered in the analyses.

Asset Securitization

During the first nine months of Fiscal 2009 and Fiscal 2008, Dell sold $1.1 billion and $950 million, respectively, of fixed-term leases and loans and revolving loans to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from those of Dell. The sole purpose of the qualifying special purpose entities is to facilitate the funding of financing receivables in the capital markets. Dell determines the amount of receivables to securitize based on its funding requirements in conjunction with specific selection criteria designed for the transaction. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Transfers of financing receivables are recorded in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125 (“SFAS 140”). The principal balance of the securitized receivables at October 31, 2008, and February 1, 2008, was $1.4 billion and $1.2 billion, respectively.

Dell retains the right to receive collections on securitized receivables in excess of amounts needed to pay interest and principal as well as other required fees. Upon the sale of the financing receivables, Dell records the present value of the excess cash flows as a retained interest. At October 31, 2008, Dell’s retained interest in securitized receivables was $308 million. Dell services the securitized contracts and earns a servicing fee. Dell’s securitization transactions generally do not result in servicing assets and liabilities, as the contractual fees are adequate compensation.

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

As of October 31, 2008, and February 1, 2008, securitized financing receivables 60 days or more delinquent were $58 million and $54 million, respectively. These amounts represent 4.2% and 4.4% of the ending securitized financing receivables balances for the respective periods.

Net credit losses for the three months ended October 31, 2008, and November 2, 2007, were $26 million and $21 million, respectively. These amounts represent annualized credit losses of 7.3% and 7.1% of the average outstanding securitized financing receivables balance for the respective three-month periods. Net credit losses for the nine months ended October 31, 2008, and November 2, 2007, were $81 million and $55 million, respectively. These amounts represent annualized credit losses of 7.8% and 6.5% of the average outstanding securitized financing receivables balance for the respective nine-month periods.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 6 —	FAIR VALUE

On February 2, 2008, Dell adopted the effective portions of SFAS 157. In February 2008, the FASB issued FSP 157-2, which provides a one year deferral of the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Therefore, Dell adopted the provisions of SFAS 157 with respect to only financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosure requirements for fair value measurements. This statement does not require any new fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, Dell uses various methods including market, income, and cost approaches. Dell utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs. The adoption of this statement did not have a material effect on the consolidated financial statements.

As a basis for categorizing these inputs, SFAS 157 establishes the following hierarchy, which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions:

•	Level 1: Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

•	Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The following table presents Dell’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of October 31, 2008:

	Level 1	Level 2	Level 3	Total

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(in millions)

Investments - available for sale securities	$-	$1,035	$27	$1,062
Investments - trading securities	1	82	-	83
Retained interest	-	-	308	308
Derivative instruments	-	1,687	-	1,687

Total assets measured at fair value on recurring basis	$1	$2,804	$335	$3,140

Derivative instruments	$-	$390	$-	$390

Total liabilities measured at fair value on recurring basis	$-	$390	$-	$390

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following section describes the valuation methodologies Dell uses to measure financial instruments at fair value:

Investments Available for Sale — The majority of Dell’s investment portfolio consists of various fixed income securities such as U.S. government and agencies, U.S. and international corporate, and state and municipal bonds. This portfolio of investments, as of October 31, 2008, is valued based on model driven valuations whereby all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. The Level 3 position represents a convertible debt security that Dell was unable to corroborate with observable market data. The investment is valued at cost plus accrued interest as this is management’s best estimate of fair value.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs (Level 3) for the three and nine months ended October 31, 2008:

		Investments
	Retained	Available
Three Months Ended October 31, 2008	Interest	for Sale	Total
	(in millions)

Balance at August 1, 2008	$312	$26	$338
Net unrealized gains included in earnings(a)	10	1	11
Issuances and settlements	(14)	-	(14)
Purchases	-	-	-

Balance at October 31, 2008	$308	$27	$335

		Investments
	Retained	Available
Nine Months Ended October 31, 2008	Interest	for Sale	Total
	(in millions)

Balance at February 1, 2008	$223	$-	$223
Net unrealized gains included in earnings(a)	7	2	9
Issuances and settlements	78	-	78
Purchases	-	25	25

Balance at October 31, 2008	$308	$27	$335

(a)	The unrealized gains on investments available for sale represent accrued interest.

Unrealized gains for the three and nine-month period ended October 31, 2008, related to the Level 3 retained interest asset and convertible debt security asset still held at the reporting date, are reported in income.

Items Measured at Fair Value on a Nonrecurring Basis — Certain financial assets and liabilities are measured at fair value on a nonrecurring basis and therefore not included in the recurring fair value table. The balances are not material relative to our balance sheet, and there were no material non-recurring adjustments to disclose under the provisions of SFAS 157 for the three and nine-month periods ended October 31, 2008.

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

	Three Months Ended		Nine Months Ended

	October 31, 2008	November 2, 2007(b)	October 31, 2008	November 2, 2007(b)
	(in millions)

Deferred service revenue:
Deferred service revenue at beginning of period	$5,689	$4,662	$5,260	$4,221
Revenue deferred for new extended warranty and service contracts sold(c)	696	1,060	2,698	2,876
Revenue recognized(d)	(812)	(702)	(2,385)	(2,077)

Deferred service revenue at end of period	$5,573	$5,020	$5,573	$5,020

Current portion	$2,572	$2,385	$2,572	$2,385
Non-current portion	3,001	2,635	3,001	2,635

Deferred service revenue at end of period	$5,573	$5,020	$5,573	$5,020

	Three Months Ended		Nine Months Ended

	October 31, 2008	November 2, 2007	October 31, 2008	November 2, 2007
	(in millions)

Warranty liability:
Warranty liability at beginning of period	$1,078	$914	$929	$958
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(a) (c)	227	301	910	870
Service obligations honored(d)	(283)	(274)	(817)	(887)

Warranty liability at end of period	$1,022	$941	$1,022	$941

Current portion	$723	$610	$723	$610
Non-current portion	299	331	299	331

Warranty liability at end of period	$1,022	$941	$1,022	$941

(a)	Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new warranty contracts. Dell’s warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

(b)	Prior period amounts have been changed to reflect a reclassification between the current portion and non-current portion of deferred service revenue. There is no impact to the Condensed Consolidated Statements of Income as a result of this change.

(c)	Includes the impact of foreign currency exchange rate fluctuations.

(d)	Fiscal 2009 and Fiscal 2008 amounts have been revised to include foreign currency exchange rate fluctuations in revenue deferred for new extended warranty and service contracts sold and costs accrued for new warranty contracts and changes in estimates for pre-existing warranties to conform to the current period presentation.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 8 —	ACQUISITIONS

Dell completed two acquisitions, The Networked Storage Company and MessageOne, Inc. (“MessageOne”), in the first nine months of Fiscal 2009 for approximately $183 million in cash. Dell recorded approximately $126 million of goodwill and approximately $63 million of purchased intangibles related to these acquisitions. The larger of these transactions was the purchase of MessageOne, for approximately $164 million in cash plus an additional $10 million to be used for management retention. MessageOne has been integrated into Dell’s Global Services organization, which supports Dell’s Americas Commercial; Europe, Middle East, and Africa (“EMEA”) Commercial; and Asia Pacific-Japan (“APJ”) Commercial segments, and The Networked Storage Company has been integrated into Dell’s EMEA Commercial segment. With these acquisitions, Dell expects to be able to broaden its services offerings to customers.

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

Dell has recorded all of its acquisitions using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the results of operations of the acquired companies have been included in Dell’s consolidated results since the date of each acquisition. Dell allocates the purchase price of its acquisitions to the tangible assets, liabilities, and intangible assets acquired, which include in-process research & development charges, based on their estimated fair values. The excess of the purchase price over the fair value of the identified assets and liabilities has been recorded as goodwill. The fair value assigned to the assets acquired is based on valuations using management’s estimates and assumptions. Dell does not expect the majority of goodwill related to these acquisitions to be deductible for tax purposes. Dell has not presented pro forma results of operations because these acquisitions are not material to Dell’s consolidated results of operations, financial position, or cash flows on either an individual or an aggregate basis.

NOTE 9 —	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Dell records the excess of an acquisition’s purchase price over the fair value of the identified assets and liabilities as goodwill. Goodwill allocated to Dell’s business segments as of October 31, 2008, and changes in the carrying amount of goodwill for the nine months ended October 31, 2008, were as follows:

	Americas	EMEA	APJ	Global
	Commercial	Commercial	Commercial	Consumer	Total
	(in millions)

Balance at February 1, 2008	$822	$412	$127	$287	$1,648
Goodwill acquired	72	34	20	-	126
Adjustments to goodwill	(24)	(9)	(8)	10	(31)

Balance at October 31, 2008	$870	$437	$139	$297	$1,743

Goodwill is tested annually during the second fiscal quarter and whenever events or circumstances indicate an impairment may have occurred. If the carrying amount of goodwill exceeds its fair value, estimated based on discounted cash flow analyses, an impairment charge would be recorded. Based on the results of its annual impairment tests, Dell determined that no impairment of goodwill existed at August 1, 2008, and for the fiscal year ended February 1, 2008. The goodwill adjustments primarily relate to purchase price allocation adjustments. No triggering events have transpired since August 1, 2008, that would indicate a potential impairment of goodwill.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Intangible Assets

Dell’s intangible assets as of October 31, 2008, and February 1, 2008, were as follows:

	October 31, 2008			February 1, 2008

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(in millions)

Technology	$524	$(66)	$458	$492	$(16)	$476
Customer relationships	243	(30)	213	231	(9)	222
Tradenames	41	(8)	33	39	(6)	33
Covenants not-to-compete	26	(5)	21	23	(1)	22

Amortizable intangible assets	834	(109)	725	785	(32)	753
Indefinite lived intangible assets	25	-	25	27	-	27

Total intangible assets	$859	$(109)	$750	$812	$(32)	$780

Estimated future annual pre-tax amortization expense of finite-lived intangible assets as of October 31, 2008, over the next five fiscal years and thereafter is as follows:

Fiscal Years	(in millions)

2009 (remaining 3 months)	$27
2010	160
2011	144
2012	122
2013	100
Thereafter	172

Total	$725

NOTE 10 —	INCOME TAXES

Dell’s effective income tax rate was 28.0% for the third quarter of Fiscal 2009, as compared to 18.2% for the same quarter in the prior year. For the first nine months of Fiscal 2009 and Fiscal 2008, the effective income tax rate was 25.9% and 23.0%, respectively. The increase in the effective rate in the third quarter of Fiscal 2009 is primarily due to increased profitability mix in higher tax rate jurisdictions. Additionally, the third quarter of Fiscal 2008 included a $45 million reduction to update Dell’s estimated Fiscal 2008 effective annual income tax rate from 25.3% to 23.0%. The differences between the estimated effective income tax rate and the U.S. federal statutory rate of 35% principally result from Dell’s geographical distribution of taxable income and differences between the book and tax treatment of certain items. The income tax rate for Fiscal 2009 will be impacted by the actual mix of jurisdictions in which income is generated.

Dell is currently under income tax audits in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which Dell is subject include fiscal years 1997 through 2008. Although the timing of income tax audit resolution and negotiations with taxing authorities is highly uncertain, Dell does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months. Dell has received certain non-income tax assessments and is involved in related non-income tax litigation matters in certain jurisdictions. Dell believes its positions are supportable, a liability is not probable, and that it will ultimately prevail. However, significant judgment is required in determining the ultimate outcome of these matters. In the normal course of business, Dell’s positions and conclusions related to its non-income taxes could be challenged and assessments may be made. To the extent new information is obtained and Dell’s views on

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

its positions, probable outcomes of assessments, or litigation changes, changes in estimates to Dell’s accrued liabilities would be recorded in the period in which the determination is made.

NOTE 11 —	COMMITMENTS AND CONTINGENCIES

Severance Costs and Facility Closures — In Fiscal 2008, Dell announced a comprehensive review of costs which is currently ongoing. Since this announcement and through the end of the third quarter of Fiscal 2009, Dell reduced headcount and closed certain Dell facilities. Results of operations for the third quarter and first nine months of Fiscal 2009 include net pre-tax charges of $17 million and $148 million, respectively, for these headcount and facility actions. Additionally, the sales of three facilities were finalized during the first nine months of Fiscal 2009 resulting in $44 million of proceeds reflected in cash from investing activities. As of October 31, 2008, and February 1, 2008, the accrual related to these cost reductions and efficiency actions was $45 million and $35 million, respectively, which is included in accrued and other liabilities in the Condensed Consolidated Statements of Financial Position.

Restricted Cash — Pursuant to an agreement between DFS and CIT, Dell is required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to Dell’s private label credit card, and deferred servicing revenue. Restricted cash in the amount of $247 million and $294 million is included in other current assets at October 31, 2008, and February 1, 2008, respectively.

Legal Matters — Dell is involved in various claims, suits, investigations, and legal proceedings. As required by SFAS No. 5, Accounting for Contingencies, Dell accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. Dell reviews these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. However, litigation is inherently unpredictable. Therefore, Dell could incur judgments or enter into settlements of claims that could adversely affect its operating results or cash flows in a particular period.

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

Dell and several of its current and former directors and officers were named as parties to securities, Employee Retirement Income Security Act of 1974 (“ERISA”), and shareholder derivative lawsuits all arising out of the same events and facts.

Four putative securities class actions that were filed in the Western District of Texas, Austin Division, against Dell and certain of its current and former officers were consolidated as In re Dell Securities Litigation, and a lead plaintiff was appointed by the court. The lead plaintiff asserted claims under sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934 based on alleged false and misleading disclosures or omissions regarding Dell’s financial statements, governmental investigations, internal controls, known battery problems and business model, and based on insiders’ sales of Dell securities. This action also included Dell’s

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

independent registered public accounting firm, PricewaterhouseCoopers LLP, as a defendant. On October 6, 2008, the court dismissed all of the plaintiff’s claims with prejudice and without leave to amend. On November 3, 2008, the plaintiff filed a notice of appeal to the Fifth Circuit Court of Appeals with respect to the dismissal of Dell and the officer defendants.

Four other putative class actions that were also filed in the Western District, Austin Division, by purported participants in the Dell 401(k) Plan were consolidated as In re Dell ERISA Litigation, and lead plaintiffs were appointed by the court. The lead plaintiffs asserted claims under ERISA based on allegations that Dell and certain current and former directors and officers imprudently invested and managed participants’ funds and failed to disclose information regarding its stock held in the 401(k) Plan. On June 23, 2008, the court granted the defendants’ motion to dismiss as to the plaintiffs’ claims under ERISA based on allegations of imprudence, but the court denied the motion to dismiss as to the claims under ERISA based on allegations of a failure to accurately disclose information. On October 29, 2008, the court dismissed all of the individual plaintiffs’ claims with prejudice.

In addition, seven shareholder derivative lawsuits that were filed in three separate jurisdictions were consolidated as In re Dell Derivative Litigation into three actions. One of those consolidated actions was pending in the Western District of Texas, Austin Division, but was dismissed without prejudice by an order filed October 9, 2007. The second consolidated shareholder derivative action was pending in Delaware Chancery Court. On October 16, 2008, the Delaware court granted the parties’ stipulation to dismiss all of the plaintiffs’ claims in the Delaware lawsuit without prejudice. The third consolidated shareholder derivative action is pending in state district court in Williamson County, Texas. These shareholder derivative lawsuits named various current and former officers and directors as defendants and Dell as a nominal defendant, and asserted various claims derivatively on behalf of Dell under state law, including breaches of fiduciary duties.

The Board of Directors received a shareholder demand letter, dated November 12, 2008, asserting allegations similar to those made in the securities and derivative lawsuits against various current and former officers and directors and PricewaterhouseCoopers LLP, and requesting that the Board of Directors investigate and assert claims relating to those allegations on behalf of Dell. The Board of Directors will consider and address the demand.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Microsoft). Given the favorable court rulings and the resolution of the indemnity coverage related to Microsoft products, Dell reduced its reserves by $55 million through cost of sales in the first quarter of Fiscal 2009. In a decision dated May 8, 2008, the Federal Circuit Court of Appeals reversed the claim interpretation and remanded to the District Court one of the patents on which Dell had won summary judgment (which is also subject to the Microsoft indemnity). Dell does not expect the outcome of this legal proceeding to have a material adverse effect on its financial condition, results of operations, or cash flows.

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

NOTE 12 —	SEGMENT INFORMATION

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents net revenue by Dell’s reportable segments as well as a reconciliation of consolidated segment operating income to Dell’s consolidated operating income for the three and nine-month periods ended October 31, 2008, and November 2, 2007:

	Three Months Ended		Nine Months Ended

	October 31,	November 2,	October 31,	November 2,
	2008	2007	2008	2007
		(in millions)

Net revenue:
Americas Commercial	$7,229	$7,834	$22,623	$22,765
EMEA Commercial	3,272	3,448	10,581	9,927
APJ Commercial	1,818	1,790	5,896	5,262
Global Consumer	2,843	2,574	8,573	7,190

Net revenue	$15,162	$15,646	$47,673	$45,144

Consolidated operating income:
Americas Commercial	$763	$663	$2,051	$2,064
EMEA Commercial	116	211	409	695
APJ Commercial	123	76	411	304
Global Consumer	112	(24)	142	(1)

Consolidated segment operating income	1,114	926	3,013	3,062

Stock-based compensation expense	(73)	(97)	(201)	(398)
In-process research and development	-	-	(2)	-
Amortization of intangible assets	(26)	-	(77)	-

Consolidated operating income	$1,015	$829	$2,733	$2,664

NOTE 13 —	DEBT

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

At October 31, 2008, there was $253 million outstanding under the commercial paper program and no outstanding advances under the related revolving credit facilities. There were no events of default as of October 31, 2008. At February 1, 2008, there were no outstanding advances under the commercial paper program or the related credit facility. Dell uses the proceeds of the program for general corporate purposes.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

India Credit Facilities

Dell India Pvt Ltd. (“Dell India”), Dell’s wholly-owned subsidiary, maintains unsecured short-term credit facilities with Citibank N.A. Bangalore Branch India (“Citibank India”) that provide a maximum capacity of $55 million to fund Dell India’s working capital and import buyers’ credit needs. The capacity increased from $30 million to $55 million on August 6, 2008. The incremental $25 million line of credit will expire by December 31, 2008. Financing is available in both Indian Rupees and foreign currencies. The borrowings are extended on an unsecured basis based on Dell’s guarantee to Citibank U.S. Citibank India can cancel the facilities in whole or in part without prior notice, at which time any amounts owed under the facilities will become immediately due and payable. Interest on the outstanding loans is charged monthly and is calculated based on Citibank India’s internal cost of funds plus 0.25%. At October 31, 2008, and February 1, 2008, outstanding advances from Citibank India totaled $12 million and $23 million, respectively, and are included in short-term debt on Dell’s Consolidated Statement of Financial Position.

Long-Term Debt and Interest Rate Risk Management

On April 17, 2008, Dell Inc. issued and sold in a private placement $600 million aggregate principal amount of 4.70% Notes due 2013 (“2013 Notes”), $500 million aggregate principal amount of 5.65% Notes due 2018 (“2018 Notes”) and $400 million aggregate principal amount of 6.50% Notes due 2038 (“2038 Notes” and, together with the 2013 Notes and the 2018 Notes, the “Notes”). The Notes were issued pursuant to an Indenture dated as of April 17, 2008 (“Indenture”), between Dell and a trustee. The Indenture provides that the 2013 Notes will bear interest at the rate of 4.70% per year, the 2018 Notes will bear interest at the rate of 5.65% per year, and the 2038 Notes will bear interest at the rate of 6.50% per year. Interest will be payable semi-annually on April 15 and October 15. The Notes are unsecured obligations and rank equally with Dell’s existing and future unsecured senior indebtedness. The Notes effectively rank junior to all indebtedness and other liabilities, including trade payables, of Dell’s subsidiaries. The offering of the Notes was made only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933 (as amended, “Securities Act”), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Notes were not registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. Concurrent with the Notes issuance, Dell entered into an Exchange and Registration Rights Agreement as outlined below. The net proceeds from the offering of the Notes were approximately $1.5 billion after payment of expenses of the offering.

The Indenture contains customary events of default with respect to the Notes, including failure to make required payments, failure to comply with certain agreements or covenants and certain events of bankruptcy and insolvency. The Indenture also contains covenants limiting Dell’s ability to create certain liens, enter into sale and lease-back transactions and consolidate or merge with, or convey, transfer or lease all or substantially all of Dell’s assets to, another person. As of October 31, 2008, there were no events of default. The Notes will be redeemable, in whole or in part at any time, at Dell’s option, at a “make-whole premium” redemption price calculated by Dell equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the Indenture) plus 35 basis points, plus accrued interest thereon to the date of redemption.

On April 17, 2008, in connection with the sale of the Notes, Dell entered into an Exchange and Registration Rights Agreement (“Registration Rights Agreement”). Under the Registration Rights Agreement, Dell agreed to file with the SEC no later than November 7, 2008, and use its reasonable best efforts to have declared effective within 270 days from the closing date, an exchange offer registration statement pursuant to which Dell will issue in exchange for tendered Notes registered securities containing terms substantially identical to the Notes in all

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

material respects. Dell filed the exchange offer registration statement on September 11, 2008. The exchange offer registration statement was declared effective and the exchange offer was commenced on October 29, 2008.

Dell has outstanding the 1998 $300 million 7.10% fixed rate senior debentures due April 15, 2028 (the “Senior Debentures”), which pay interest semi-annually, on April 15 and October 15. The Senior Debentures generally contain no restrictive covenants, other than a limitation on liens on Dell’s assets and a limitation on sale-leaseback transactions involving Dell property. As of October 31, 2008, there were no events of default. An interest rate swap agreement entered into concurrently with the issuance of the Senior Debentures to convert the fixed rate to a floating rate has a notional amount of $300 million and will mature April 15, 2028. The floating rates are based on three-month London Interbank Offered Rates plus 0.79%. As a result of the interest rate swap agreement, Dell’s effective interest rates for the Senior Debentures were 4.03% and 4.17% for the third quarter and first nine months of Fiscal 2009, respectively.

The Senior Debentures interest rate swap agreement is designated as a fair value hedge. The changes in the fair value of the interest rate swap is recorded in accordance with SFAS 133 and reflected in the carrying value of the interest rate swap on the balance sheet. The carrying value of the debt is adjusted by an equal and offsetting amount. The estimated fair value of the debt was approximately $355 million at October 31, 2008, compared to a carrying value of $298 million at that date.

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

On November 4, 2008, Dell filed a shelf registration statement with the SEC, which provides Dell with the ability to issue additional term debt subject to market conditions.

NOTE 14 —	REDEEMABLE COMMON STOCK

Dell inadvertently failed to register with the SEC the issuance of some shares under certain employee benefit plans. As a result, certain purchasers of securities pursuant to those plans may have had the right to rescind their purchases for an amount equal to the purchase price paid for the securities, plus interest from the date of purchase. At February 1, 2008, approximately 4 million shares ($94 million) were classified outside stockholders’ equity because the redemption features were not within Dell’s control. These shares were treated as outstanding for financial reporting purposes. Dell may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register. Dell made a registered rescission offer to eligible plan participants effective as of August 12, 2008. The registered rescission offer expired on September 26, 2008, and payments of $26 million under the offer have been substantially completed. With the completion of the rescission offer, $15 million was recorded to Treasury Stock, which represents the fair market value of the rescinded shares on September 26, 2008. The remaining shares that were presented in the mezzanine section of the Condensed Consolidated Statement of Financial Position have been reclassified to common stock within shareholder’s equity on the Condensed Consolidated Statement of Financial Position as of October 31, 2008.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE:  This section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements based on our current expectations. Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties. For a discussion of risk factors affecting our business and prospects, see “Part II — Item 1A — Risk Factors”.

All percentage amounts and ratios were calculated using the underlying data in thousands. Unless otherwise noted, all references to industry share and total industry growth data are for personal computers (including desktops, notebooks, and x86 servers), and are based on preliminary information provided by IDC Worldwide Quarterly PC Tracker, October 24, 2008. Share data is for the calendar quarter and all our growth rates are on a fiscal year-over-year basis. Unless otherwise noted, all references to time periods refer to our fiscal periods.

Overview

Our Company

As a leading technology company, we offer a broad range of product categories, including desktop PCs, notebooks, software and peripherals, servers and networking products, services, and storage. We are the number one supplier of personal computer systems in the United States, and the number two supplier worldwide.

We have manufacturing locations around the world and relationships with third-party original equipment manufacturers. This structure allows us to optimize our global supply chain to best serve our global customer base. We continue to expand our supply chain which allows us to enhance product design and features, shorten product development cycles, improve logistics, and lower costs, thus improving our competitiveness.

We were founded on the core principle of a direct customer business model which included build to order hardware for consumer and commercial customers. The inherent velocity of this model, which included a highly efficient global supply chain, allowed for low inventory levels and the ability to be the industry leader in selling the most relevant technology, at the best value, to our customers. Our direct relationships with customers also allowed us to bring to market products that featured customer driven innovation, thereby allowing us to be on the forefront of changing user requirements and needs. Over time we have expanded our business model to include a broader portfolio of products, including services, and we have also added new distribution channels, such as consumer retail, system integrators, and value added resellers, which allow us to reach even more end-users around the world. We also offer various financing alternatives, asset management services, and other customer financial services for business and consumer customers. As a part of our overall growth strategy, we have executed targeted acquisitions to augment select areas of our business with more products, services, and technology.

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

We continue to simplify technology and lower costs for our customers while expanding our business opportunities. Underpinning these goals is our commitment to achieving world-class competitiveness, low cost and expense, any-to-any supply chain, services and solutions, and sales effectiveness. We are currently focused on five key growth priorities which, when coupled with our core competencies, we believe will drive an optimal balance of long-term sustained growth, profitability, and cash flow:

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

–	Enterprise — In the enterprise, our solution mission is to help companies of all sizes simplify their IT environments. The complete solution includes servers, storage, services, and software. At the core of this simplification problem is complexity in IT architecture and operations developed over decades and ineffective services models that create unnecessary complexity and cost. We are focused on helping customers identify and remove this unnecessary cost and complexity. This year we have strengthened our storage portfolio with expanded EqualLogic solutions, new Power Vault storage products, and fourth generation DellEMC storage systems. We also invested in power and cooling solutions for our data center platforms, including blade servers, and as a result we have become the industry leader in server virtualization, power, and cooling performance.

–	Notebooks — Our goal is to reclaim notebook leadership by creating the best products while shortening our development cycle and being the most innovative developer of notebooks. To help meet this goal, we have separated our consumer and commercial design functions to drive greater focus and launched several notebook products. Industry analysts expect the sale of notebook units globally to outpace that of desktops for the first time next year and for that trend to continue into the future. In third quarter of Fiscal 2009, we introduced a new addition to our Dell Inspiron products with our new 3G enabled Inspiron Mini. This year, we also had the largest global product launch in our company’s history with our new E Series commercial Latitude and Dell Precision notebooks. We expect to continue to launch a number of new notebook products throughout the remainder of Fiscal 2009, targeting various price and performance bands.

–	Small and Medium Business — We are focused on providing small and medium businesses the simplest and most complete IT solution, customized for their needs, by extending our channel direct program (PartnerDirect) and expanding our offerings to mid-sized businesses. We are committed to improving our storage products and services as evidenced by our new Building IT-as-a-Service solution, which provides businesses with remote and lifecycle management, e-mail backup, and software license management.

–	Emerging countries — We are focused on and investing resources in emerging countries with an emphasis on Brazil, Russia, India, and China, where we expect a majority of the worldwide growth to occur in the next four years. We are also creating customized products and services to meet the preferences and demands of individual countries and various regions, including the new Vostro A notebooks and desktops designed specifically for cost sensitive growing businesses in emerging economies.

We continue to invest in initiatives that will align our new and existing products around customers’ needs in order to drive long-term, sustainable growth, profitability, and cash flow. We also continue to grow our business organically and through acquisitions. During the first nine months of Fiscal 2009, we acquired two companies, with the larger being MessageOne, Inc. These acquisitions are targeted to further expand our service capabilities. We expect to make more acquisitions in the future.

Third Quarter Performance

During the third quarter of Fiscal 2009, we faced a challenging IT end-user demand environment as current economic conditions influenced global customer spending behavior. We saw a meaningful decline in global IT end-user demand in September versus August, and this trend continued into October. Given the challenging environment, we focused on profitable growth opportunities, operating expense reductions, and optimizing product costs. In the third quarter, we also realized greater than typical declines in component costs. We believe that global IT industry end-user demand will continue to be challenging, and we will continue to focus on diversifying our revenue and profit base, optimizing our product mix, and aggressively managing our cost structure.

Share position	•	We shipped approximately 10.5 million units, resulting in a worldwide PC share position of 14.2%, a decrease of approximately one-half percentage point year-over-year.

Net revenue	•	Net revenue decreased 3% year-over-year to $15.2 billion, with unit shipments up 3% year-over-year.
Operating income	•	Operating income increased 22% year-over-year to $1.0 billion for the current quarter, or 6.7% of revenue, as compared to $829 million or 5.3% of revenue for the third quarter of Fiscal 2008.

Earnings per share	•	Earnings per share increased 9% to $0.37 for the current quarter compared to $0.34 for the third quarter of Fiscal 2008.

Results of Operations

The following table summarizes the results of our operations for the three and nine-month periods ended October 31, 2008, and November 2, 2007:

	Three Months Ended				Nine Months Ended

	October 31, 2008		November 2, 2007		October 31, 2008		November 2, 2007
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
	(in millions, except per share amounts and percentages)

Net revenue	$15,162	100.0%	$15,646	100.0%	$47,673	100.0%	$45,144	100.0%
Gross margin	$2,853	18.8%	$2,888	18.5%	$8,645	18.1%	$8,677	19.2%
Operating expenses	$1,838	12.1%	$2,059	13.2%	$5,912	12.4%	$6,013	13.3%
Operating income	$1,015	6.7%	$829	5.3%	$2,733	5.7%	$2,664	5.9%
Net income	$727	4.8%	$766	4.9%	$2,127	4.5%	$2,268	5.0%
Earnings per share diluted	$0.37	N/A	$0.34	N/A	$1.06	N/A	$1.00	N/A

Consolidated Operations

Consolidated revenue decreased 3% year-over-year for the third quarter of Fiscal 2009 and increased 6%, year-over-year, for the first nine months of Fiscal 2009. During the third quarter of Fiscal 2009, our global commercial business revenue declined 6% year-over-year on a unit shipment decline of 5% due to the challenging global IT end-user demand environment. Our global consumer business partially offset the declines in our global commercial business by posting year-over-year revenue growth of 10% for the third quarter of Fiscal 2009. For the first nine months of Fiscal 2009, our global commercial business grew 3% year-over-year and our global consumer business grew 19% year-over-year. During the third quarter of Fiscal 2009, we grew revenue in our mobility, software and peripherals, and services product lines as compared to the third quarter of Fiscal 2008. For the first nine months of Fiscal 2009, we grew revenue across all of our product lines with the exception of desktops. Revenue outside the U.S. comprised 48% of consolidated revenue for the third quarter of Fiscal 2009, compared to 46% for the same period last year. Collectively, Brazil, Russia, India, and China (“BRIC”) year-over-year revenue growth was 20% on unit growth of 43% for the third quarter of Fiscal 2009. To continue to capitalize on and increase international growth, we are tailoring solutions to meet specific regional needs, enhancing relationships to provide customer choice and flexibility, and expanding into these and other emerging countries that represent 85% of the world’s population.

The U.S. Dollar strengthened during the third quarter of Fiscal 2009 against most major currencies, especially the Euro and British Pound. In such an environment, foreign denominated revenues and expenses translate to less U.S. Dollars. We manage our business on a U.S. Dollar basis and we have a comprehensive hedging program to substantially mitigate, but not completely eliminate, the impact of currency fluctuations on our financial results. We may periodically adjust local currency product and services pricing in response to currency fluctuations. The impact of the currency movements on our revenue growth in the third quarter of Fiscal 2009 was a benefit of approximately 2% - 3% against the same period of last year.

Operating income increased 22% year-over-year to $1.0 billion from $829 million for the third quarter of Fiscal 2009 as compared to the third quarter of Fiscal 2008. The improvement in operating income was driven by lower component costs, an improved mix of products and services, and lower operating expenses as we began to realize the benefits from our cost-improvement initiatives. Operating expenses declined 11%, reaching its lowest level in the past seven quarters. The increase in profitability as a percentage of revenue was most pronounced in the results of our APJ Commercial and Global Consumer segments. In the third quarter, the Global Consumer segment operating income was 4% of revenue. In the near-term, we expect the operating income percentage for Global Consumer to be in the 1% - 2% range as we balance profitability with growth in our expansion in this strategic market. Net income decreased 5% year-over-year to $727 million during the third quarter of Fiscal 2009. Impacting net income was a decline in investment and other, net and a higher effective income tax rate due to our geographic mix of pre-tax income.

Operating income increased 3% year-over-year to $2.7 billion for the nine months ended October 31, 2008. The increase in operating income was due to reduced operating expenses, component cost declines, and an improved mix of product and services. We continued to carefully manage our operating expenses while continuing to invest in selected strategic areas. In addition, for the first nine months of Fiscal 2009, adjustments to correct items related to prior periods, in the aggregate, increased income before taxes by approximately $110 million. The two largest of these corrections include a reversal of the excess amount of the provision for Fiscal 2008 employee bonuses and foreign exchange rate errors. Correcting these errors increased income before tax by $46 million and $42 million, respectively. We recorded the correction of these errors in the first quarter of Fiscal 2009. For the first nine months of Fiscal 2009, net income decreased 6% year-over-year to $2.1 billion. Net income was impacted by a decline in investment and other, and an increase in our effective tax rate for the first nine months of Fiscal 2009.

Our average selling price (total revenue per unit sold) during the third quarter and first nine months of Fiscal 2009 decreased 6% and 7%, respectively, year-over-year, which primarily resulted from our actions to increase our presence in consumer retail. Our recent market strategy has been to concentrate on solutions sales to drive a more profitable mix of products and services, while pricing our products to remain competitive in the marketplace. In the third quarter and first nine months of Fiscal 2009, we continued to see competitive pressure, particularly for lower priced desktops and notebooks, as we targeted a broader range of products and price bands. We expect that this competitive pricing environment will continue for the foreseeable future.

Revenues by Segment

We conduct operations worldwide. Effective the first quarter of Fiscal 2009, our operating structure consisted of the following four segments: Americas Commercial, EMEA Commercial, APJ Commercial, and Global Consumer. Our commercial business includes sales to corporate, government, healthcare, education, small and medium business customers, and value-added resellers and is managed through the Americas Commercial, EMEA Commercial, and APJ Commercial segments. The Americas Commercial segment, which is based in Round Rock, Texas, encompasses the U.S., Canada, and Latin America. The EMEA Commercial segment, based in Bracknell, England, covers Europe, the Middle East, and Africa; and the APJ Commercial segment, based in Singapore, encompasses the Asian countries of the Pacific Rim as well as Australia, New Zealand, and India. The Global Consumer segment, which is based in Round Rock, Texas, includes global sales and product development for individual consumers and retailers around the world. See Note 12 of Notes to Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information about our operating segments.

During the first nine months of Fiscal 2008, we began selling desktop and notebook computers, printers, ink, and toner through retail channels in the Americas, EMEA, and APJ in order to expand our customer base. Our goal is to have strategic relationships with a number of major retailers in our larger geographic regions. During the third quarter of Fiscal 2009, we continued to expand our global retail presence, and we now reach approximately 20,000 retail locations worldwide.

The following table summarizes our revenue by reportable segment for three and nine-month period ended October 31, 2008, and November 2, 2007:

	Three Months Ended				Nine Months Ended

	October 31, 2008		November 2, 2007		October 31, 2008		November 2, 2007
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
			(in millions, except percentages)

Net revenue
Americas Commercial	$7,229	48%	$7,834	50%	$22,623	48%	$22,765	50%
EMEA Commercial	3,272	21%	3,448	22%	10,581	22%	9,927	22%
APJ Commercial	1,818	12%	1,790	11%	5,896	12%	5,262	12%
Global Consumer	2,843	19%	2,574	17%	8,573	18%	7,190	16%

Net revenue	$15,162	100%	$15,646	100%	$47,673	100%	$45,144	100%

•	Americas Commercial — Americas Commercial revenue decreased 8% and 1% with unit shipments down 14% and 1% year-over-year for the third quarter and first nine months of Fiscal 2009, respectively. Revenue declined across all business sectors within Amercias Commercial, except for Latin America and sales to the U.S. Federal government, due to the challenging IT end-user demand environment. From a product perspective, the revenue decline was primarily due to a decrease in desktop revenue of 14% and 9% for the third quarter and first nine months of Fiscal 2009, respectively, on a desktop unit decline of 14% and 4%, for the respective periods. Americas Commercial also experienced mobility revenue decline of 15% and 5% for the third quarter and first nine months of Fiscal 2009, respectively, on mobility unit decline of 14% and unit growth of 2% for the respective periods. This decline was offset by strong revenue growth in services, which increased 10% during the third quarter of Fiscal 2009 and 17% for the first nine months of Fiscal 2009. Growth in Latin America was led by Brazil and Chile, which experienced an 18% and 8%, respectively, year-over-year increase in revenue during the third quarter of Fiscal 2009 as compared to Fiscal 2008.

•	EMEA Commercial — EMEA Commercial experienced a 5% year-over-year decline in revenue on flat unit shipments for the third quarter of Fiscal 2009. The revenue decline was primarily a result of a significant decline in desktop revenue of 16% for the third quarter of Fiscal 2009, partially offset by revenue growth with our storage products, software and peripherals, and services. EMEA Commercial also experienced a mobility revenue decline of 3% on mobility unit growth of 9% for the third quarter of Fiscal 2009. During the third quarter of Fiscal 2009, EMEA Commercial continued to experience weakened demand in Western Europe; however, there was double digit revenue growth in several emerging countries such as the Czech Republic, Poland, and Ukraine. This growth, while consistent with our overall strategy, continued to drive a mix shift in the EMEA Commercial revenue base. As a result, during the third quarter of Fiscal 2009, total average revenue per unit decreased 5%.

During the first nine months of Fiscal 2009 EMEA Commercial had 7% year-over-year increase in net revenue with unit shipments up 16%. This growth was due to increases in mobility revenue of 19% on unit growth of 37% during the first nine months of Fiscal 2009 compared to the same period last year. EMEA Commercial experienced revenue growth for the first nine months of Fiscal 2009 in emerging countries as well as small and medium businesses, even though revenue declined for emerging countries and our small and medium businesses for the third quarter.

•	APJ Commercial — During the third quarter and first nine months of Fiscal 2009, APJ Commercial experienced a 2% and 12% year-over-year increase in revenue to $1.8 billion and $5.9 billion, respectively, on a 15% and 20% increase in unit shipments, for the respective periods, driven by strong double digit unit growth in emerging countries. For the third quarter of Fiscal 2009, sales of storage and mobility products increased year-over-year by 25% and 13%, respectively, with unit growth of 36% for mobility. Sales of mobility products grew due to the continued shift in customer preference from desktops to notebooks. For the first nine months of Fiscal 2009, revenue grew across all product lines, with mobility and storage leading the growth with year-over-year revenue increases of 24% and 20%, respectively. From a country perspective, India, Australia, and New Zealand experienced strong revenue growth during the third quarter of Fiscal 2009. During the third quarter of Fiscal 2009, year-over-year revenue growth for our targeted BRIC countries of India and China was 16% and 2%, respectively.

•	Global Consumer — Global Consumer revenue increased 10% and 19% year-over-year for the third quarter of Fiscal 2009 and first nine months of Fiscal 2009, respectively, on unit growth of 32% and 43% for the third quarter and first nine months of Fiscal 2009, respectively. Year-to-date, we have grown over two times the industry rate of growth on a unit basis and increased our global share to 8.4%, driven by continued success in the global retail channel and a more diversified and leading product portfolio. This growth was led by our APJ consumer business with a 64% year-over-year increase in revenue. From a product perspective, the increase in Global Consumer revenue for the third quarter of Fiscal 2009 is primarily due to strong mobility and services growth of 31% and 16%, respectively. For the first nine months of Fiscal 2009, mobility and software and peripherals led Global Consumer revenue growth with year-over-year increases of 46% and 19%, respectively, and unit growth of 80% for mobility. Our mobility growth in this segment can be primarily attributed to our entrance into retail distribution arrangements, which began in the second half of Fiscal 2008, and the continued shift of consumer preference from desktops to notebooks. Global Consumer’s revenue growth was offset by a 22% and 12% year-over-year decrease in desktop revenue for the third quarter and first nine months of Fiscal 2009, on desktop unit decline of 20% and unit growth of 1%, respectively.

We believe that global IT industry end-user demand will continue to be challenging in the foreseeable future, and we will continue to focus on diversifying our revenue and profit base, optimizing our product mix, and aggressively managing our cost structure.

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

The following table summarizes our net revenue by product categories and services:

	Three Months Ended				Nine Months Ended

	October 31, 2008		November 2, 2007		October 31, 2008		November 2, 2007
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
	(in millions, except percentages)

Net revenue:
Desktop PCs	$4,083	27%	$4,754	30%	$13,712	29%	$14,713	32%
Mobility	4,849	32%	4,729	30%	14,624	31%	12,610	28%
Software & peripherals	2,586	17%	2,533	16%	8,116	17%	7,254	16%
Servers & networking	1,573	10%	1,651	11%	4,928	10%	4,862	11%
Services	1,449	10%	1,355	9%	4,359	9%	3,919	9%
Storage	622	4%	624	4%	1,934	4%	1,786	4%

Net revenue	$15,162	100%	$15,646	100%	$47,673	100%	$45,144	100%

•	Desktop PCs — During the third quarter and first nine months of Fiscal 2009, revenue from desktop PCs (which includes desktop computer systems and workstations) decreased year-over-year 14% and 7%, respectively, on a unit decline of 10% for the third quarter and a 1% unit growth for the first nine months of Fiscal 2009. The decline was primarily due to the on-going competitive pricing pressure for lower priced desktops and a softening in global IT end-user demand. Consequently, our average selling price for desktops decreased 5% and 8% year-

over-year during the third quarter and first nine months of Fiscal 2009, respectively, as we aligned our prices and product offerings with the marketplace. Desktop revenue declined year-over-year across all of our segments for the third quarter of Fiscal 2009. This decline was the least significant in APJ Commercial with a 2% year-over-year decline in the third quarter of Fiscal 2009. For the first nine months of Fiscal 2009, desktop revenue decreased across all segments except for APJ Commercial, which experienced year-over-year revenue growth of 7%. Our Americas Commercial, EMEA Commercial, and Global Consumer segments experienced weaker performance in desktop sales with year-over-year revenue decreases of 14%, 16%, and 22%, respectively, for the third quarter of Fiscal 2009, and decreases of 9%, 7%, and 12%, respectively, for the nine months ending October 31, 2008. We are continuing to see rising end-user demand for mobility products, which contributes to further slowing demand for desktop PCs as mobility growth is expected to outpace desktop growth at a rate of approximately six-to-one. During the quarter, we introduced four new models of our OptiPlex commercial desktop systems. These systems cut power consumption by up to 43%, speed serviceability time by more than 40% versus our competition, and include a portfolio of services that can be accessed by the user as needed.

•	Mobility — During the third quarter and first nine months of Fiscal 2009, revenue from mobility products grew 3% and 16%, respectively, on unit growth of 19% and 34%, respectively. This unit growth rate was slower than the industry’s unit growth of 40% and 39% for the third quarter and first nine months of calendar 2008, respectively. Our growth was slower as our commercial businesses transitioned to the new LatitudeTM Series E and Dell Precision notebook product lines during the third quarter combined with slower end-user demand. Our new product lines range from the lightest ultra-portable in our history to the most powerful mobile workstation. Partially offsetting our slower commercial business growth was year-over-year unit growth in our Global Consumer business of 67% and 80% for the third quarter and first nine months of Fiscal 2009, respectively, which was better than industry unit growth. Global Consumer and APJ Commercial led our mobility revenue growth for the third quarter and first nine months of Fiscal 2009. As a result, of our expansion into consumer retail, Global Consumer’s mobility revenue grew 31% and 46%, year-over-year, for the first three and nine months of Fiscal 2009, respectively. During the same time period, APJ Commercial grew revenue by 13% and 24%, respectively, on the strength of Vostro sales partially offset by weak LatitudeTM sales and overall weakening demand in China. EMEA Commercial mobility revenue declined 3% year-over-year for the third quarter of Fiscal 2009, but increased 19% year-over-year for the first nine months of Fiscal 2009. EMEA Commercial continued to experience competitive pricing pressures as average unit prices declined 11% and 13% for the third quarter and first nine months of Fiscal 2009, respectively. EMEA continues to experience significant unit growth in the lower price bands where we are expanding our product offering. Americas Commercial mobility revenue declined 15% and 5% year-over-year for the three and first nine months of Fiscal 2009, respectively. We continued to see conservative spending across all business sectors within Americas Commercial, including Latin America. Competitive pricing pressures, which were most pronounced in our Global Consumer and EMEA Commercial segments, drove our average unit pricing down in Fiscal 2009.

In Fiscal 2009, we have launched industry leading mobility products such as Inspiron 1525, Vostro, and 3G enabled Inspiron Mini. We have also had success with the recently launched Vostro A-series. This product was specifically designed for emerging countries. All of our commercial products in emerging countries are now cost optimized.

•	Software and Peripherals — Revenue from sales of software and peripherals consists of Dell-branded printers, monitors (not sold with systems), projectors, and a multitude of competitively priced third-party peripherals including plasma and LCD televisions, software, and other products. This revenue grew 2% and 12% year-over-year for the third quarter and first nine months of Fiscal 2009, respectively, driven by strength in software licensing primarily due to our acquisition of ASAP Software (“ASAP”) in the fourth quarter of Fiscal 2008. With ASAP, we now offer products from over 2,000 software publishers. At a segment level, Global Consumer led the revenue growth with a 6% year-over-year increase for the third quarter of Fiscal 2009 and a 19% year-over-year growth rate for the first nine months of Fiscal 2009. EMEA Commercial and Americas Commercial both experienced revenue growth of 2% for the third quarter of Fiscal 2009, and 13% and 10%, respectively, for the first nine months of Fiscal 2009. Software and peripherals revenue for APJ Commercial decreased 3% year-over-year for the third quarter of Fiscal 2009, but increased 12% year-over-year for the first nine months of Fiscal 2009.

•	Servers and Networking — Revenue and unit shipments, from sales of servers and networking products, both declined 5% year-over-year for the third quarter of Fiscal 2009 due to demand challenges across all regions. For the first nine months of Fiscal 2009, revenue increased 1% on a unit increase of 11%. For the first nine months of Fiscal 2009, our server and networking revenue grew slower than units due to our pricing and product strategy as we shift our product offerings to lower price bands to drive growth. During Fiscal 2009, we expanded our server coverage to 88% of the server space, and we plan to increase our coverage to 95% next year. For the first nine months of Fiscal 2009, APJ Commercial and Americas Commercial contributed to the modest revenue growth, and in the third quarter and first nine months of calendar 2008, we were again ranked number one in the United States with a 33% and 36% share, respectively, in server units shipped. During the fiscal year, we have released our broadest lineup of dedicated virtualization solutions ever, including more than a dozen new servers, tools, and services, as a part of our mission to help companies of all sizes to simplify their IT environments.

•	Services — Services consists of a wide range of services including assessment, design and implementation, deployment, asset recovery and recycling, training, enterprise support, client support, and managed lifecycle. Services revenue increased 7% and 11% year-over-year for the third quarter and first nine months of Fiscal 2009 respectively, to $1.4 billion and $4.4 billion, respectively, mainly due to higher amortization of deferred service revenue in our Americas Commercial segment and a 12% year-over-year increase in consulting services revenue for the third quarter of Fiscal 2009. For the first nine months of Fiscal 2009, the increase in services revenue was also aided by our new ProSupport offerings, which distilled ten service offerings down to two customizable packages spanning our commercial product and solutions portfolios with flexible options for service level and proactive management. For the third quarter of Fiscal 2009, Americas Commercial and Global Consumer drove the increase in services revenue with year-over-year revenue growth of 10% and 16%, respectively; whereas, Americas Commercial and APJ Commercial led year-over-year revenue growth for the first nine months of Fiscal 2009, with increases of 17% and 12%, respectively. EMEA Commercial contributed with year-over-year revenue growth of 1% for the third quarter and 4% for the first nine months of Fiscal 2009. During Fiscal 2008, we acquired a number of service technologies and capabilities through acquisitions of certain companies. These capabilities are being used to build-out our mix of service offerings. We are continuing to make progress in services including ProSupport, remote infrastructure management, and Software as a Service (SaaS), which are aimed at simplifying IT for our customers. Our deferred service revenue balance increased from $5.3 billion at February 1, 2008, to $5.6 billion at October 31, 2008, due to continued strength in services sales.

•	Storage — Revenue from sales of storage products remained flat for the third quarter of Fiscal 2009 as compared to the same period in Fiscal 2008 due to softening demand in our Americas region as a result of the challenging demand environment. However, storage revenue increased 8% year-over-year for the first nine months of Fiscal 2009. For the first nine months of Fiscal 2009, year-over-year storage growth was led by strength in our Powervault line and the strong performance of our EqualLogic iSCSI networked storage solutions. APJ Commercial and EMEA Commercial experienced strong year-over-year revenue growth of 25% and 21%, respectively, for the third quarter of Fiscal 2009, and 20% and 28% revenue growth, respectively, for the first nine months of Fiscal 2009, as opposed to Americas Commercial, whose storage revenue declined 11% during the third quarter and was flat for the first nine months of Fiscal 2009. During the quarter, we expanded our storage portfolio by allowing customers to “pay as you grow” with EqualLogic and new PowerVault storage products.

Gross Margin

The following table presents information regarding our gross margin for the three and nine-month periods ended October 31, 2008, and November 2, 2007:

	Three Months Ended				Nine Months Ended

	October 31, 2008		November 2, 2007		October 31, 2008		November 2, 2007
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
	(in millions, except percentages)

Net revenue	$15,162	100.0%	$15,646	100.0%	$47,673	100.0%	$45,144	100.0%
Gross margin	$2,853	18.8%	$2,888	18.5%	$8,645	18.1%	$8,677	19.2%

During the third quarter of Fiscal 2009, our gross margin decreased in absolute dollars by $35 million from the same period in the prior year; however, our gross margin percentage improved from 18.5% to 18.8%. Our gross margin percentage improvement for the quarter was the result of more profitable mix of products and services, lower component costs, and in general, less aggressive unit pricing. The improvement in our gross margin percentage also reflects continuing progress against our ongoing cost improvement initiatives. These initiatives resulted in a number of new product launches during the third quarter of Fiscal 2009. A significant portion of our products is now cost optimized, which, depending on the platform, can yield up to 30% reduction in product costs. For the first nine months of Fiscal 2009, our gross margin decreased in absolute dollars by $32 million compared to the same period in the prior year with a corresponding decrease in gross margin percentage to 18.1% from 19.2%. For the first nine months of Fiscal 2009, we were expanding our presence into retail, which negatively impacted the overall gross margin percentage. We were also overlapping higher than historical average declines in component costs in Fiscal 2008, which also negatively impacted the overall gross margin percentage for the current year as compared to the prior year. Gross margin was positively impacted by a favorable ruling in a patent litigation case and the related reversal of $55 million of litigation reserves through cost of sales in the first nine months of Fiscal 2009.

In Americas Commercial, gross margin percentage increased 200 basis points year-over-year in the third quarter of Fiscal 2009; however, gross margin dollars increased only 2% due to an 8% decrease in revenue. The results can be attributed to higher average prices due to an improved mix of products and services and lower costs. Gross margin percentages increased year-over-year in our servers, storage, services, and software and peripherals product lines.

For the third quarter and first nine months of Fiscal 2009, our average selling price decreased and adversely impacted gross margin in the EMEA Commercial segment. This was primarily due to weaker western European markets coupled with significant growth in emerging markets with products focused on lower price and profitability bands. For the third quarter of Fiscal 2009, gross margin percentage decreased year-over-year across all product lines with the exception of storage and software and peripherals, both of which posted increases in gross margin percentage and dollars.

For the third quarter and first nine months of Fiscal 2009, gross margin dollars grew 16% and 19%, respectively, for our APJ Commercial segment, and gross margin percentage grew as well for both time periods. The increase in gross margin for APJ Commercial is a result of unit growth partially offset by a decrease in the average selling price due to strategic pricing actions. For the first nine months of Fiscal 2009, gross margin for APJ Commercial was also positively impacted by higher mobility shipment volumes, warranty improvement, and favorable commodity costs.

Global Consumer’s gross margin percentage was negatively impacted by year-over-year decreases in average selling prices for both the third quarter and first nine months of Fiscal 2009 as we participated in a broader spectrum of consumer product opportunities. Gross margin dollars were up slightly in the third quarter due to an increase in volumes. Global Consumer’s gross margin for the first nine months of Fiscal 2009 was also negatively impacted by an $18 million increase in litigation reserves.

We continue to evaluate and optimize our global manufacturing and distribution network, including our relationships with original design manufacturers, to better meet customer needs and reduce product cycle times. Our goal is to introduce the latest relevant technology and to deliver the best value to our customers worldwide. As we continue to evolve our inventory and manufacturing business model to capitalize on component cost declines, we continuously negotiate with our suppliers in a variety of areas including availability of supply, quality, and cost. These real-time continuous supplier negotiations support our business model, which is able to respond quickly to changing market conditions due to our direct customer model and real-time manufacturing. Because of the fluid nature of these ongoing negotiations, the timing and amount of supplier discounts and rebates vary from time to time. These discounts and rebates are allocated to the segments based on a variety of factors including strategic initiatives to drive certain programs.

In general, gross margin and margins on individual products will remain under downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of raw materials, and outside manufacturing services. We will continue to adjust our pricing strategy with the goals of remaining in competitive price position while maximizing margin expansion through new higher margin products and lower cost optimized design and services where appropriate.

We are actively reviewing all aspects of our facilities, logistics, supply chain, and manufacturing footprints. This review is focused on identifying efficiencies and cost reduction opportunities while maintaining a strong customer experience. Two examples of this include the closure of our desktop manufacturing facility in Austin, Texas, and the sale of our call center in El Salvador. The cost of these actions and other headcount and infrastructure reductions was $17 million and $148 million in the third quarter and first nine months of Fiscal 2009, respectively, of which approximately $8 million and $43 million, respectively, affected gross margin. In addition, we anticipate taking further actions to reduce total costs in design, materials, and operating expenses.

Operating Expenses

The following table summarizes our operating expenses:

	Three Months Ended				Nine Months Ended

	October 31, 2008		November 2, 2007		October 31, 2008		November 2, 2007
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
	(in millions, except percentages)

Operating expenses:
Selling, general, and administrative	$1,671	11.0%	$1,900	12.2%	$5,423	11.4%	$5,557	12.3%
Research, development, and engineering	167	1.1%	159	1.0%	487	0.9%	456	1.0%
IPR&D	-	-	-	-	2	0.1%	-	-

Operating expenses	$1,838	12.1%	$2,059	13.2%	$5,912	12.4%	$6,013	13.3%

•	Selling, general, and administrative — During the third quarter of Fiscal 2009, selling, general, and administrative (“SG&A”) expenses decreased 12% to $1.7 billion compared to $1.9 billion in the same period of Fiscal 2008. The decrease in SG&A expenses in the third quarter of Fiscal 2009 from the third quarter of Fiscal 2008 is primarily due to a reduction in compensation-related expenses of approximately $140 million, which includes a $24 million decrease in expenses related to headcount and infrastructure reductions. The $140 million decrease also includes an approximately $60 million decrease in bonus-related expenses and an approximately $22 million decrease in deferred compensation plan expenses. Additionally, with the increase in retail volumes, advertising expenses decreased approximately $50 million in the third quarter of Fiscal 2009 from the same period in Fiscal 2008. Finally, costs associated with the ongoing U.S. Securities and Exchange Commission (“SEC”) investigation and the Audit Committee’s now completed independent investigation decreased by $21 million from the prior year.

For the first nine months of Fiscal 2009, SG&A expenses decreased 2% to $5.4 billion compared to $5.6 billion for the same period in Fiscal 2008. The decrease in SG&A expenses is primarily due to a reduction in compensation-related expenses of approximately $110 million. This $110 million decrease is driven by approximately $150 million reduction in stock-based compensation expense, which includes approximately

$80 million in additional expense incurred during the first nine months of Fiscal 2008 for cash payments for expiring stock options. Compensation-related expenses were also affected by a $38 million reduction related to the reversal of the excess amount of the Fiscal 2008 bonus accrual in the first nine months of Fiscal 2009. These decreases were partially offset by an increase in compensation expense of $59 million related to headcount and infrastructure reductions as well as increased healthcare benefit costs. Additionally, with the increase in retail volumes, advertising expenses decreased approximately $40 million in the first nine months of Fiscal 2009 from the same period in Fiscal 2008. Finally, costs associated with the ongoing SEC and now completed Audit Committee investigations decreased $98 million, offset by an increase in depreciation, maintenance, and amortization of intangibles expenses of approximately $100 million over the prior year.

•	Research, development, and engineering — During the third quarter and first nine months of Fiscal 2009, research, development, and engineering (“RD&E”) expenses remained approximately 1% of revenue. During the third quarter of Fiscal 2009, RD&E expenses increased approximately $8 million to $167 million, and for the first nine months of Fiscal 2009, RD&E expenses increased approximately $31 million to $487 million. We manage our research, development, and engineering spending by targeting those innovations, products, and services most valuable to our customers and by relying upon the capabilities of our strategic partners. We will continue to invest in research, development, and engineering activities to support our growth and to provide for new, competitive products. We have obtained 2,184 patents worldwide and have applied for 2,469 additional patents worldwide as of October 31, 2008.

•	In-Process research and development — We recognized in-process research and development (“IPR&D”) charges in connection with acquisitions accounted for as business combinations. During the first nine months of Fiscal 2009, we recorded IPR&D charges of $2 million, primarily related to our acquisition of Message One, Inc.

On May 31, 2007, we announced that we had initiated a comprehensive review of costs across all processes and organizations with the goal to simplify structure, eliminate redundancies, and better align operating expenses with the current business environment and strategic growth opportunities. These efforts are continuing. Since the second quarter of Fiscal 2008 and through the end of the third quarter of Fiscal 2009, we have reduced headcount by approximately 11,000, net of acquisitions, and closed some of our facilities. We expect to take further action to reduce costs and invest in strategic growth areas while focusing on scaling costs and improving productivity.

Investment and Other, net

The table below provides a detailed presentation of investment and other, net for the three and nine months ended October 31, 2008, and November 2, 2007:

	Three Months Ended		Nine Months Ended

	October 31,	November 2,	October 31,	November 2,
	2008	2007	2008	2007
	(in millions)

Investment and other, net:
Investment income, primarily interest	$42	$134	$146	$373
Gains (losses) on investments, net	1	4	(10)	9
Interest expense	(28)	(9)	(66)	(33)
CIT minority interest	-	(9)	-	(23)
Foreign exchange	3	(9)	113	(40)
Other	(24)	(4)	(46)	(5)

Investment and other, net	$(6)	$107	$137	$281

The year-over-year decrease in investment income for both the three and nine-month periods ended October 31, 2008, and November 2, 2007, is primarily due to decreased earnings on lower average investment balances. Gain (losses) on investments decreased for the first nine months of Fiscal 2009 as compared to the same periods in Fiscal 2008, primarily due to a $10 million loss recorded for other-than-temporarily impaired investments during the second quarter of Fiscal 2009 based on a review of factors consistent with those disclosed in Note 2 of Notes to Consolidated Financial Statements under “Part II — Item 8 — Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2008. We continue to monitor our investment portfolio and take steps to mitigate impacts from the current volatility in the capital markets. The year-over-year increase in interest expense is attributable to interest on the $1.5 billion debt issued in the first quarter of Fiscal 2009. CIT minority interest was eliminated due to our purchase of CIT Group Inc.’s (“CIT”) 30% interest in Dell Financial Services L.L.C. (“DFS”) during the fourth quarter of Fiscal 2008. Foreign exchange increased year-over-year for the third quarter and first nine months of Fiscal 2009 due to gains realized on our hedge program.

In addition to the gains realized on our hedging program, the year-over-year increase in foreign exchange for the first nine months of Fiscal 2009, as compared to the prior year, is due to a $42 million correction of errors in the remeasurement of certain local currency balances to the functional currency in prior periods. A deferred revenue liability was incorrectly remeasured over time based on changes in currency exchange rates instead of remaining at historical exchange rates. There was also a tax liability incorrectly held at a historical rate instead of being remeasured over time based on changes in currency exchange rates.

During the first nine months of Fiscal 2009, we recognized a $31 million decline in the fair market value of our investments related to our deferred compensation plan. Of the $31 million expense, $21 million was recorded during the third quarter of Fiscal 2009. These expenses are included in Other in the table above.

Income Taxes

We reported an effective income tax rate of approximately 28.0% for the third quarter of Fiscal 2009, as compared to 18.2% for the same quarter in the prior year. For the first nine months of Fiscal 2009 and Fiscal 2008, our effective tax rate was 25.9% and 23.0%, respectively. The increase in our effective income tax rate in the third quarter of Fiscal 2009 is primarily due to increased profitability mix in higher tax rate jurisdictions. Additionally, the third quarter of Fiscal 2008 included a $45 million reduction to update our estimated Fiscal 2008 effective annual income tax rate, from 25.3% to 23.0%. The differences between our estimated effective income tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income and differences between the book and tax treatment of certain items. The income tax rate for Fiscal 2009 will be impacted by the actual mix of jurisdictions in which income is generated.

Dell is currently under income tax audit in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which Dell is subject include fiscal years 1997 through 2008. Dell does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next twelve months.

Financing Receivables

Financing Receivables — At October 31, 2008, our financing receivables balance was $2.0 billion, of which $1.4 billion represents customer receivables. Customer receivables, net, decreased 16% from our balance at February 1, 2008. This decrease in customer receivables resulted from a reduction in receivables due from CIT in connection with promotional programs and an increase in receivables sold to the conduits. As of October 31, 2008, and February 1, 2008, the receivables due from CIT in connection with specified promotional programs were $31 million and $444 million, respectively. This decrease in the CIT receivables is primarily due to lower funding volumes and payments received. As our funding rights increase, we expect continued growth in customer financing receivables. To manage this growth, we will continue to balance the use of our own working capital and other sources of liquidity. The key decision factors in the analysis are the cost of funds, required credit enhancements for receivables sold to the conduits, and the ability to access the capital markets. See Note 5 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information about our financing receivables and our promotional programs.

Given the continued volatility in the credit markets, we are closely monitoring all of our financing receivables and are actively pursuing strategies to mitigate potential balance sheet risk. We closely monitor our portfolio performance and have invested in credit risk management resources, which allow us to constantly monitor and evaluate credit risk. During Fiscal 2008 and throughout Fiscal 2009, we took underwriting actions, including reducing our credit approval rate of subprime customers, in order to protect our portfolio from the deteriorating credit environment. We continue to assess our portfolio risk and take additional underwriting actions as we deem necessary. Subprime consumer receivables comprise approximately 20% of the gross customer financing receivables balance at October 31, 2008.

In the third quarter of Fiscal 2009, we continued to experience year-over-year increased financing receivable credit losses, consistent with trends in the financial services industry. We maintain an allowance for losses to cover probable financing receivable credit losses. The allowance for losses is determined based on various factors, including historical experience, past due receivables, receivable type, and customer risk profile. Substantial changes in the economic environment or any of the factors mentioned above could change the expectation of anticipated credit losses. Based on our assessment of the customer financing receivables and the associated risks, we believe that we are adequately reserved. As of October 31, 2008, and February 1, 2008, the allowance for financing receivable losses was $124 million and $96 million, respectively. A 10% change in this allowance would not be material to our consolidated results. See Note 5 of Notes to Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information.

In March 2008, we began a strategic assessment of ownership alternatives for DFS financing activities. The strategic assessment focused primarily on U.S. revolving credit operations for consumer and small-and-medium business financing. We considered ownership alternatives that might strengthen and improve DFS’s overall capabilities. After reviewing proposals and various alternatives, in September 2008 we completed our strategic assessment and decided to retain the current ownership and operating structure of DFS.

While the financial markets are currently challenged by credit and capital trends, we made our decision with a long-term view. The capabilities of the DFS team — partner integration, flexibility, sales optimization and profitability — are a strategic asset in which we intend to continue to invest. We are committed to strengthening our financial services products and services to enable revenue and margin growth.

Off-Balance Sheet Arrangements

Asset Securitization — During the third quarter of Fiscal 2009, we continued to sell customer receivables to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from ours. The sole purpose of the qualifying special purpose entities is to facilitate the funding of customer receivables in the capital markets. Once sold, these receivables are off-balance sheet. We determined the amount of receivables to securitize based on our funding requirements in conjunction with specific selection criteria designed for the transaction.

Off-balance sheet securitizations involve the transfer of customer receivables to unconsolidated qualifying special purpose entities that are accounted for as a sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (“SFAS 140”). Upon the sale of the customer receivables, we recognize a gain on the sale and retain an interest in the assets sold. The unconsolidated qualifying special purpose entities have entered into financing arrangements with various multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. During the first nine months of Fiscal 2009 and Fiscal 2008, we sold $1.1 billion and $950 million, respectively, of customer receivables to unconsolidated qualifying special purpose entities. The principal balance of the securitized receivables at October 31, 2008, and February 1, 2008, was $1.4 billion and $1.2 billion, respectively.

We provide credit enhancement to the securitization in the form of over-collateralization. Receivables transferred to the qualified special purpose entities exceed the level of debt issued. We retain the right to receive collections for assets securitized exceeding the amount required to pay interest, principal, and other fees and expenses (referred to as retained interest). Our retained interest in the securitizations is determined by calculating the present value of these excess cash flows over the expected duration of the transactions. Our risk of loss related to securitized receivables is limited to the amount of our retained interest. At October 31, 2008, our retained interest in securitized receivables was $308 million. We service securitized contracts and earn a servicing fee. Our securitization transactions generally do not result in servicing assets and liabilities, as the contractual fees are adequate compensation based on fair market value.

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

Currently, capital markets are experiencing an unusual period of volatility and reduced liquidity that we expect will continue to increase costs and credit enhancements required for funding of financial assets. Our exposure to the capital markets will increase as we continue to fund additional customer receivables. We do not expect current capital market conditions will limit our ability to access liquidity for funding customer receivables in the future, as we continue to find funding sources in the capital markets, although at higher costs.

Liquidity and Capital Commitments

Current Market Conditions

Current global economic conditions have resulted in increased volatility in the financial markets. During the third quarter of Fiscal 2009, we actively monitored the financial health of our supplier base, tightened requirements for customer credit, diversified financial partner exposure, and increased spending controls across the company. We will continue to monitor and manage these activities depending on current and expected market developments.

Liquidity

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the U.S.; however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. In some countries repatriation of certain foreign balances is restricted by local laws. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

We ended the third quarter of Fiscal 2009 with $8.9 billion in cash, cash equivalents, and investments, which is a decrease of $600 million from $9.5 billion at February 1, 2008, and a decrease of $5.7 billion from $14.6 billion at the end of the third quarter of Fiscal 2008. Since February 1, 2008, we have spent $2.9 billion on share repurchases offset primarily by our $1.5 billion debt issuance and $1.2 billion in cash flow from operations. The decrease in cash and investments from the third quarter of Fiscal 2008 was a result of spending $6.9 billion on share repurchases and $2.3 billion on acquisitions since the third quarter of Fiscal 2008, partially offset by issuing $1.5 billion in long-term debt and internally generated cash flows of $2.4 billion. We use cash generated by operations as our primary source of liquidity and believe that internally generated cash flows are sufficient to support business operations driven mainly by our profitability, efficient cash conversion cycle, and the growth in our deferred service offerings. We ended the third quarter of Fiscal 2009 with a negative cash conversion cycle of 25 days, which is a contraction of

4 days from the second quarter of Fiscal 2009 and 10 days from the third quarter of Fiscal 2008. This contraction is primarily due to a decrease in our accounts payable balance. A negative cash conversion cycle combined with a slowdown in revenue growth could result in cash use in excess of cash generated. Generally, as our growth stabilizes, our cash generation from operating activities will improve. For further discussion of the results of our cash conversion cycle, see “Operating Activities” below.

We took a number of actions during the third quarter of Fiscal 2009 in order to have continued access to short and long-term liquidity while being prudent with capital outlays. We have reprioritized capital expenditures and other discretionary spending and remained active in the commercial paper market by issuing debt with maturities extending into calendar year 2009. We reduced our share repurchase program in the third quarter. We also increased our committed bank credit facilities by $500 million to $1.5 billion in April 2008. On November 4, 2008, we filed a shelf registration statement with the SEC, which provides us with the ability to issue additional term debt, subject to market conditions.

We are increasingly relying upon access to the capital markets and large commercial banking institutions to provide sources of liquidity in the U.S. for general corporate purposes, including share repurchases, funding customer receivables, and acquisitions. Although we believe that we will be able to maintain sufficient access to the capital markets, changes in current market conditions, movement in our credit ratings, deterioration in our business performance, or adverse changes in the economy could limit our access to these markets and institutions or could adversely affect the terms on which we may be able to obtain financing. Recent bankruptcies, restructurings, or acquisitions of financial institutions did not have a material impact on our business and financial results. However, these occurrences, increased volatility in the credit markets, and the recent downturn in the economy have resulted in higher financing costs. We intend to establish the appropriate debt levels based upon cash flow expectations, overall cost of capital, cash requirements for operations, and discretionary spending including items such as share repurchases, funding customer receivables, and acquisitions. Depending on our requirements and market conditions, we may access the capital markets under our debt shelf registration statement that became effective on November 4, 2008. We do not believe that the overall credit concerns in the markets would impede our ability to access the capital markets in the future because of the overall strength of our financial position.

As of October 31, 2008, our investment balance comprised primarily of money market funds, U.S. treasuries and corporate bonds. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that these investments can be liquidated for cash on short notice. Our exposure to asset and mortgage backed securities was less than 1%. To mitigate the risks associated with these types of investments, we invest primarily in high credit quality securities with AAA and AA ratings and short-term securities with an A-1 rating, limit the amount that can be invested in any single issuer, and by investing in short to intermediate term investments whose market value is less sensitive to interest rate changes. We continue to evaluate our investments for any other-than-temporary impairments, and during the second quarter of Fiscal 2009, we recorded a $10 million loss based on a review of factors consistent with those disclosed in Note 2 of Notes to Consolidated Financial Statements under “Part II — Item 8 — Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2008. We did not record any other-than-temporary impairments during the third quarter of Fiscal 2009.

The following table summarizes the results of our Condensed Consolidated Statements of Cash Flows for the nine-month periods ended October 31, 2008, and November 2, 2007:

	Nine Months Ended

	October 31,	November 2,
	2008	2007
	(in millions)

Net change in cash from:
Operating activities	$1,165	$2,752
Investing activities	362	(85)
Financing activities	(1,252)	(86)
Effect of exchange rate changes on cash and cash equivalents	(129)	109

Net increase in cash and cash equivalents	$146	$2,690

Operating Activities — Cash provided by operating activities during the first nine-month periods of Fiscal 2009, was $1.2 billion compared to $2.8 billion during the first nine months of Fiscal 2008. The decrease in operating cash flows was primarily led by the deterioration of our cash conversion cycle and also a decrease in net income.

Although our cash conversion cycle deteriorated from November 2, 2007, our direct model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry. We believe that a cash conversion cycle in the negative 30 day range is achievable. As our growth stabilizes, more typical cash generation and a resulting cash conversion cycle is expected to resume.

The following table presents the components of our cash conversion cycle at October 31, 2008, and November 2, 2007:

	October 31,	November 2,
	2008	2007

Days of sales outstanding(a)	36	38
Days of supply in inventory(b)	8	8
Days in accounts payable(c)	(69)	(81)

Cash conversion cycle	(25)	(35)

(a)	Days of sales outstanding (“DSO”) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average net revenue per day for the current quarter (90 days). At October 31, 2008, and November 2, 2007, DSO and days of customer shipments not yet recognized were 33 and 3 days, and 35 and 3 days, respectively.

(b)	Days of supply in inventory (“DSI”) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and the most recent quarterly cost of sales for each period. DSI is calculated by dividing inventory by average cost of goods sold per day for the current quarter (90 days).

(c)	Days in accounts payable (“DPO”) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and the most recent quarterly cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold per day for the current quarter (90 days).

Our cash conversion cycle contracted by ten days at October 31, 2008, from November 2, 2007, driven by a twelve day decrease in DPO offset by a 2 day decrease in DSO. The decrease in DPO from November 2, 2007, is attributable to a decrease in non-production and production supplier payables as we continue to control our operating expense spending and the timing of purchases from and payments to suppliers during the third quarter of Fiscal 2009 as compared to the third quarter of Fiscal 2008. The decrease in DSO from November 2, 2007, is attributable to foreign currency movements due to the U.S. dollar strengthening, partially offset by our move into the retail channel and a shift to more customers with longer payment terms.

We defer the cost of revenue associated with customer shipments not yet recognized as revenue until they are delivered. These deferred costs are included in our reported DSO because we believe it presents a more accurate presentation of our DSO and cash conversion cycle. These deferred costs are recorded in other current assets in our Condensed Consolidated Statements of Financial Position and totaled $456 million and $477 million at October 31, 2008, and November 2, 2007, respectively.

Investing Activities — Cash sourced from investing activities for the first nine-month period of Fiscal 2009, was $362 million, compared to cash used in investing activities of $85 million for the same period last year. Cash generated or used in investing activities principally consists of net maturities and sales or purchases of investments, net capital expenditures for property, plant, and equipment, and cash used to fund acquisitions, which was approximately $165 million in the first nine months of Fiscal 2009. In light of continued capital market and interest rate volatility, we decided to increase liquidity and change the overall interest rate profile of the portfolio. As a result, during Fiscal 2009 we began repositioning our investment portfolio to shorter duration securities, thus impacting the volume of our sales and purchases of securities.

Financing Activities — Cash used for financing activities during the first nine-month period of Fiscal 2009, was $1.3 billion, compared to use of $86 million during the same period last year. The year-over-year increase in cash used for financing activities is due primarily to the repurchase of our common stock as our share repurchase program was reinstated during the fourth quarter of Fiscal 2008 after being suspended for the majority of Fiscal 2008, offset by proceeds from the issuance of long-term debt of $1.5 billion. During the first nine months of Fiscal 2009, we repurchased approximately 134 million shares at an aggregate cost of $2.9 billion; no shares were repurchased related to the program during the first nine months of Fiscal 2008. We also paid the principal on the Senior Notes of $200 million that matured in April 2008 as discussed in Note 13 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

We also have a commercial paper program that allows us to issue short-term unsecured notes in an aggregate amount not to exceed $1.5 billion. We use the proceeds for general corporate purposes. At October 31, 2008, there was $253 million outstanding under the commercial paper program and no advances under the supporting credit facility. See Note 13 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for further discussion on our long-term debt and commercial paper program.

Capital Commitments

Redeemable Common Stock — We inadvertently failed to register with the SEC the issuance of some shares under certain employee benefit plans. As a result, certain purchasers of securities pursuant to those plans may have had the right to rescind their purchases for an amount equal to the purchase price paid for the securities, plus interest from the date of purchase. At February 1, 2008, approximately 4 million shares ($94 million) were classified outside stockholders’ equity because the redemption features were not within our control. These shares were treated as outstanding for financial reporting purposes. We may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register. We made a registered rescission offer to eligible plan participants effective as of August 12, 2008. The registered rescission offer expired on September 26, 2008, and payments of $26 million under the offer have been substantially completed. With the completion of the rescission offer, $15 million was recorded to Treasury Stock, which represents the fair market value of the rescinded shares on September 26, 2008. The remaining shares that were presented in the mezzanine section of the Condensed Consolidated Statement of Financial Position have been reclassified to common stock within shareholder’s equity on the Condensed Consolidated Statement of Financial Position as of October 31, 2008.

Share Repurchase Program — We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock to offset share-based compensation arrangements.

We typically repurchase shares of common stock through a systematic program of open market purchases. During the third quarter of Fiscal 2009, we repurchased approximately 22 million shares at an aggregate cost of $420 million, which includes approximately 1 million shares purchased in the third quarter of Fiscal 2009 for approximately $20 million, representing the original price paid by the purchasers for the shares rescinded on September 26, 2008, as previously discussed. No shares were repurchased related to the program during the third quarter of Fiscal 2008 as the program had been temporarily suspended. For more information regarding share repurchases, see “Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.”

Capital Expenditures — During the third quarter and first nine months of Fiscal 2009, we spent approximately $137 million and $401 million, respectively, on property, plant, and equipment as a part of our global expansion efforts and infrastructure investments in order to support future growth. Product demand and mix and increased use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Capital expenditures for Fiscal 2009, related to our continued expansion worldwide, are currently expected to reach approximately $550 million, which is less than the $831 million spent during Fiscal 2008. These expenditures are expected to be funded from our cash flows from operating activities.

Restricted Cash — Pursuant to an agreement between DFS and CIT, we are required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to our private label credit card, and deferred servicing revenue. Restricted cash in the amount of $247 million and $294 million is included in other current assets at October 31, 2008, and February 1, 2008, respectively.

Contractual Cash Obligations

Purchase Obligations — Our purchase obligations increased from $893 million at February 1, 2008, to approximately $1.9 billion at October 31, 2008. The increase is primarily due to us entering into longer-term purchase commitments with selected suppliers for certain commodities in order to ensure supply of select key components at the most favorable pricing. The agreements run through the end of Fiscal 2009 and allow for some variation in the units we are required to purchase. These purchase commitments approximate $845 million for the remainder of Fiscal 2009.

Debt — On April 17, 2008, we issued $1.5 billion of long-term unsecured notes in three tranches: $600 million aggregate principal amount of 4.70% Notes due 2013, $500 million aggregate principal amount of 5.65% Notes due 2018 and $400 million aggregate principal amount of 6.50% Notes due 2038. Interest is payable semi-annually on April 15 and October 15. We have outstanding the 1998 $300 million, 7.10% fixed rate senior debentures due April 15, 2028, (the “Senior Debentures”), which pay interest semi-annually on April 15 and October 15. On April 15, 2008, we repaid the principal balance of the 1998 $200 million, 6.55% fixed rate senior notes (the “Senior Notes”) upon their maturity. See Note 13 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for further discussion of our debt.

Recently Issued and Adopted Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.

As highlighted in Note 6 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements,” we adopted the effective provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”) as amended by Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157” on February 2, 2008. The adoption of this statement did not have a material effect on the consolidated financial statements for the third quarter and first nine months of Fiscal 2009. The amount of assets and liabilities measured at fair value on a recurring basis based on unobservable inputs (Level 3) are not significant relative to our balance sheet.

On October 10, 2008, the FASB issued FSP No. FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (FSP FAS 157-3), which clarifies the application of SFAS 157 in a market that is not active. Additional guidance is provided regarding how the reporting entity’s own assumptions should be considered when relevant observable inputs do not exist, how available observable inputs in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of inputs available to measure fair value. FSP FAS 157-3 became effective immediately upon issuance. We considered the additional guidance with respect to the valuation of its financial assets and liabilities and their corresponding designation within the fair value hierarchy. The adoption did not have a material effect on our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of our market risks, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2008. We have provided additional market risk disclosure in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Other Information Item — Item IA — Risk Factors” in this Form 10-Q.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2008.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the third quarter of Fiscal 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information required by this item is set forth under Note 11 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements,” and is incorporated herein by reference.

ITEM 1A.	Risk Factors

There are many risk factors that affect our business and results of operations, some of which are beyond our control. The following is a description of some of the important risk factors that may cause our actual results in future periods to differ substantially from those we currently expect or desire.

•	Weakening global economic conditions and instability in financial markets could harm our business and result in reduced net revenue and profitability. We are a global company with customers in virtually every business and industry. There has been an erosion of global consumer confidence amidst concerns over declining asset values, inflation, energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed global economic growth and have resulted in recessions in many countries. If these global economic issues persist, there could be a number of follow-on effects on our business, including customers or potential customers reducing or delaying their technology investments, insolvency of key suppliers resulting in product delays, counterparty failures negatively impacting our treasury operations, the inability of customers to obtain credit to finance purchases of our products, and customer insolvencies, all of which could impact our ability to effectively manage inventory levels and collect customer receivables, could lengthen our cash conversion cycle and increase our need for cash, and could ultimately decrease our net revenue and profitability.

•	Failure to reestablish a cost and competitive advantage may result in reduced market share, revenue, and profitability. Our success has historically been based on our ability to profitably offer products at a lower price or with more value than our competitors. However, we compete with many companies globally in all aspects of our business. If our increasing reliance on third-party original equipment manufacturers, original design manufacturing partnerships, and manufacturing outsourcing relationships fails to generate cost efficiencies, our profitability could be adversely impacted. Our profitability is also affected by our ability to negotiate favorable pricing with our vendors, including vendor rebates, marketing funds, and other vendor funding. Because these supplier negotiations are continuous and reflect the ongoing competitive environment, the variability in timing and amount of incremental vendor discounts and rebates can affect our profitability. An inability to reestablish our cost advantage or determine alternative means to deliver value to our customers may adversely affect our market share, revenue, and profitability.

•	Our ability to generate substantial non-U.S. net revenue faces many additional risks and uncertainties. Sales outside the U.S. accounted for approximately 48% of our consolidated net revenue in Fiscal 2008. Our future growth rates and success are dependent on continued growth outside the U.S., including the key developing countries of Brazil, Russia, India, and China (“BRIC”). Our international operations face many risks and uncertainties, including varied local economic and labor conditions, political instability, and unexpected changes in the regulatory environment, trade protection measures, tax laws (including U.S. taxes on foreign operations), copyright levies, and foreign currency exchange rates. Any of these factors could adversely affect our operations and profitability.

•	Our profitability may be affected by our product, customer, and geographic sales mix and by seasonal sales trends. Our profit margins vary among products, customers, and geographies. In addition, our business is subject to certain seasonal sales trends. For example, sales to government customers (particularly the U.S. federal government) are typically stronger in our third fiscal quarter, sales in EMEA are often weaker in our third fiscal quarter, and consumer sales are typically strongest during our fourth fiscal quarter. As a result of these factors, our overall profitability for any particular period will be affected by the mix of products, customers, and geographies reflected in our sales for that period, as well as by seasonality trends.

•	Infrastructure failures and breaches in data security could harm our business. We depend on our information technology and manufacturing infrastructure to achieve our business objectives. If a problem, such as a computer virus, intentional disruption by a third party, natural disaster, manufacturing failure, or telephone system failure impairs our infrastructure, we may be unable to book or process orders, manufacture, and ship in a timely manner, or otherwise carry on our business. An infrastructure disruption could damage our reputation and cause us to lose customers and revenue, result in the unintentional disclosure of company or customer information, and require us to incur significant expense to eliminate these problems and address related data security concerns. The harm to our business could be even greater if it occurs during a period of disproportionately heavy demand.

•	Our failure to effectively manage a product transition could reduce the demand for our products and the profitability of our operations. Continuing improvements in technology mean frequent new product introductions, short product life cycles, and improvement in product performance characteristics. Product transitions present execution challenges and risks for any company. If we are unable to effectively manage a product transition, our business and results of operations could be unfavorably affected.

•	Disruptions in component or product availability could unfavorably affect our performance. Our manufacturing and supply chain efficiencies give us the ability to operate with reduced levels of component and finished goods inventories. Our financial success is partly due to our supply chain management practices, including our ability to achieve rapid inventory turns. Because we maintain minimal levels of component and product inventories, a disruption in component or product availability could harm our financial performance and our ability to satisfy customer needs.

•	Our reliance on vendors creates risks and uncertainties. Our manufacturing process requires a high volume of quality components from third-party suppliers. Defective parts received from these suppliers could reduce product reliability and harm the reputation of our products. Reliance on suppliers subjects us to possible industry shortages of components and reduced control over delivery schedules (which can harm our manufacturing efficiencies), as well as increases in component costs (which can harm our profitability).

•	We could experience manufacturing interruptions, delays, or inefficiencies if we are unable to timely and reliably procure components and products from single-source or limited-source suppliers. We maintain several single-source or limited-source supplier relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. If the supply of a critical single- or limited-source product or component is delayed or curtailed, we may not be able to ship the related product in desired quantities and in a timely manner. Even where multiple sources of supply are available, qualification of the alternative suppliers, and establishment of reliable supplies, could result in delays and a possible loss of sales, which could harm operating results.

•	Our business is increasingly dependent on our ability to access the capital markets. We are increasingly dependent on access to debt and capital sources to provide financing for our customers and to obtain funds in the U.S. for general corporate purposes, including share repurchases, funding customer receivables, and acquisitions. Additionally, we have customer financing relationships with companies whose business models rely on accessing the capital markets. The inability of these companies to access such markets could force us to self-fund transactions or forgo customer financing opportunities, potentially harming our financial performance. The debt and capital markets have been experiencing extreme volatility and disruption for more than twelve months. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk, and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding. The cost of accessing the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and reduced or ceased to provide funding to borrowers. We believe that we will be able to obtain appropriate financing from third parties even in light of the current market conditions; nevertheless, changes in our credit ratings, deterioration in our business performance, or adverse changes in the economy could limit our ability to obtain financing from debt or capital sources or could adversely affect the terms on which we may be able to obtain any such financing, which could unfavorably affect our net revenue and profitability. See “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Commitments — Liquidity.”

•	We face risks relating to our internal controls. If management is not successful in maintaining a strong internal control environment, material weaknesses could reoccur, causing investors to lose confidence in our reported financial information. This could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

•	Unfavorable results of legal proceedings could harm our business and result in substantial costs — We are involved in various claims, suits, investigations, and legal proceedings that arise from time to time in the ordinary course of our business and that are not yet resolved, including those that are set forth under Note 11 of Notes to Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.” Additional legal claims or regulatory matters may arise in the future, and could involve stockholder, consumer, antitrust, tax and other issues on a global basis. Litigation is inherently unpredictable. Regardless of the merit of the claims, litigation may be both time-consuming and disruptive to our business. Therefore, we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period. For example, we could be exposed to enforcement or other actions with respect to the continuing SEC investigation into certain accounting and financial reporting matters. In addition, if any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected.

•	The acquisition of other companies may present new risks. We have begun to acquire companies as a part of our overall growth strategy. These acquisitions may involve significant new risks and uncertainties, including distraction of management attention away from our current business operations, insufficient new revenue to offset expenses, inadequate return of capital, integration challenges, new regulatory requirements, and issues not discovered in our due diligence process. No assurance can be given that such acquisitions will be successful and will not adversely affect our profitability or operations.

•	Failure to properly manage the distribution of our products and services may result in reduced revenue and profitability. We use a variety of distribution methods to sell our products and services, including directly to customers and through select retailers and third-party value-added resellers. As we sell through an increasing number of indirect channels, inventory management becomes more challenging as successful demand forecasting becomes more difficult. Our inability to properly manage and balance inventory levels and potential conflicts among these various distribution methods could harm our operating results.

•	If our cost cutting measures are not successful, we may become less competitive. A variety of factors could prevent us from achieving our goal of better aligning our product and service offerings and cost structure with customer needs in the current business environment through reducing our operating expenses; reducing total costs in procurement, product design, and transformation; simplifying our structure; and eliminating redundancies. For example, we may experience delays in the anticipated timing of activities related to our cost savings plans and higher than expected or unanticipated costs to implement them. As a result, we may not achieve our expected costs savings in the time anticipated, or at all. In such case, our results of operations and profitability may be negatively impaired, making us less competitive and potentially causing us to lose market share.

•	Failure to effectively hedge our exposure to fluctuations in foreign currency exchange rates and interest rates could unfavorably affect our performance. We utilize derivative instruments to hedge our exposure to fluctuations in foreign currency exchange rates and interest rates. Some of these instruments and contracts may involve elements of market and credit risk in excess of the amounts recognized in our financial statements.

•	We are subject to counterparty default risks. We enter into numerous types of financing arrangements with a wide array of counterparties, including foreign currency forward contracts and interest rate swaps. The terms of these contracts are often customized and complex, and many of these arrangements occur in markets that are not subject to regulatory oversight. As a result, we are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. In times of market distress, a counterparty may default rapidly and without notice to us, and we may be unable to take action to cover our exposure, either because we lack the contractual ability or because market conditions make it difficult to take effective action. In the event of a counterparty default, we could incur significant losses, which could harm our business, results of operations, and financial condition. In the event that one of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding.

•	Our continued business success may depend on obtaining licenses to intellectual property developed by others on commercially reasonable and competitive terms. If we or our suppliers are unable to obtain desirable technology licenses, we may be prevented from marketing products; could be forced to market products without desirable features; or could incur substantial costs to redesign products, defend legal actions, or pay damages. While our suppliers may be contractually obligated to indemnify us against such expenses, those suppliers could be unable to meet their obligations. In addition, our operating costs could increase because of copyright levies or similar fees by rights holders and collection agencies in European and other countries. For a description of potential claims related to copyright levies, see Note 11 of Notes to Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements — Legal Maters — Copyright Levies.”

•	Our success depends on our ability to attract, retain, and motivate our key employees. We rely on key personnel to support anticipated continued rapid international growth and increasingly complex product and service offerings. There can be no assurance that we will be able to attract, retain, and motivate the key professional, technical, marketing, and staff resources we need.

•	Loss of government contracts could harm our business. Government contracts are subject to future funding that may affect the extension or termination of programs and are subject to the right of the government to terminate for convenience or non-appropriation. In addition, if we violate legal or regulatory requirements, the government could suspend or disbar us as a contractor, which would unfavorably affect our net revenue and profitability.

•	The expiration of tax holidays or favorable tax rate structures could result in an increase of our effective tax rate in the future. Portions of our operations are subject to a reduced tax rate or are free of tax under various tax holidays that expire in whole or in part during Fiscal 2010 through Fiscal 2021. Many of these holidays may be extended when certain conditions are met. If they are not extended, then our effective tax rate would increase in the future.

•	Current environmental laws, or laws enacted in the future, may harm our business. Our operations are subject to environmental regulation in all of the areas in which we conduct business. Our product design and procurement operations must comply with new and future requirements relating to the materials composition, energy efficiency and collection, recycling, treatment, and disposal of our electronics products, including restrictions on lead, cadmium, and other substances. If we fail to comply with the rules and regulations regarding the use and sale of such regulated substances, we could be subject to liability. While we do not expect that the impact of these environmental laws and other similar legislation adopted in the U.S. and other countries will have a substantial unfavorable impact on our business, the costs and timing of costs under environmental laws are difficult to predict.

•	Armed hostilities, terrorism, natural disasters, or public health issues could harm our business. Armed hostilities, terrorism, natural disasters, or public health issues, whether in the U.S. or abroad, could cause damage or disruption to us, our suppliers or customers, or could create political or economic instability, any of which could harm our business. These events could cause a decrease in demand for our products, could make it difficult or impossible for us to deliver products or for our suppliers to deliver components, and could create delays and inefficiencies in our supply chain.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Common Stock

Share Repurchase Program

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock to offset share-based compensation arrangements. The following table sets forth information regarding our repurchases or acquisitions of common stock during the third quarter of Fiscal 2009 and the remaining authorized amount for future purchases:

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares that
	Total(a)	Average	Repurchased	May Yet Be
	Number	Price	as Part of	Repurchased
	of	Paid	Publicly	Under the
	Shares	per	Announced	Announced
Period	Repurchased	Share	Plans	Plan
	(in millions, except average price paid per share)

Repurchases from August 2, 2008, through August 29, 2008	9	$23.52	9	$4,755
Repurchases from August 30, 2008, through September 26, 2008	6	$18.28	6	$4,652
Repurchases from September 27, 2008, through October 31, 2008(b)	7	$15.40	7	$4,545

Total	22	$19.53	22

(a)	8,932 shares were withheld from Dell employees to pay taxes and fees associated with the employees’ exercise of stock options

(b)	Includes 870,132 shares that were repurchased as a part of our registered rescission offer at an average price of $23.09 per share.

ITEM 6.	Exhibits

(a)  Exhibits — See Index to Exhibits below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC.

/s/ THOMAS W. SWEET
Date: December 4, 2008

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