Form 10-K
period 2009-01-30
DELL INC
filed 2009-03-26
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: January 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

Approximate aggregate market value of the registrant’s common stock held by non-affiliates as of August 1, 2008, based upon the closing price reported for such date on The NASDAQ Stock Market	$41.8 billion
Number of shares of common stock outstanding as of March 13, 2009	1,951,045,734

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s proxy statement relating to the 2009 annual meeting of stockholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PART I	Table of Contents	Page

Item 1.	Business	1
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	15
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	16

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 8.	Financial Statements and Supplementary Data	49
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	94
Item 9A.	Controls and Procedures	94
Item 9B.	Other Information	95

PART III		96

PART IV

Item 15.	Exhibits, Financial Statement Schedules	96

Signatures		98
Exhibit Index		100
Exhibits	(attached to the Report on Form 10-K)
EX-10.6
EX-10.7
EX-10.8
EX-10.21
EX-10.22
EX-10.23
EX-12.1
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1

This report contains forward-looking statements that are based on Dell’s current expectations. Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties. For a discussion of risk factors affecting our business and prospects, see “Part I — Item 1A — Risk Factors.”

All percentage amounts and ratios were calculated using the underlying data in thousands. Unless otherwise noted, all references to industry share and total industry growth data are for computer systems (including desktops, notebooks, and x86 servers), and are based on information provided by IDC Worldwide Quarterly PC Tracker, February 17, 2009. Industry share data is for the full calendar year and all our growth rates are on a fiscal year-over-year basis. Unless otherwise noted, all references to time periods refer to our fiscal periods.

ITEM 1 —	BUSINESS

General

Dell listens to customers and delivers innovative technology and services they trust and value. As a leading technology company, we offer a broad range of product categories, including mobility products, desktop PCs, software and peripherals, servers and networking, services, and storage. According to IDC, we are the number one supplier of computer systems in the United States and the number two supplier worldwide.

Our company is a Delaware corporation and was founded in 1984 by Michael Dell on a simple concept: by selling computer systems directly to customers, we can best understand their needs and efficiently provide the most effective computing solutions to meet those needs. Over time we have expanded our business model to include a broader portfolio of products, including services, and we have also added new distribution partners, such as retail, system integrators, value added resellers, and distributors, which allow us to reach even more end-users around the world. Our corporate headquarters are located in Round Rock, Texas, and we conduct operations worldwide through our subsidiaries. To optimize our global supply chain to best serve our global customer base, we have manufacturing locations around the world and are expanding our relationships with third-party original equipment manufacturers. When we refer to our company and its business in this report, we are referring to the business and activities of our consolidated subsidiaries. We operate principally in one industry, and we manage our business in four operating segments: Americas Commercial; Europe, Middle East and Africa (“EMEA”) Commercial; Asia Pacific-Japan (“APJ”) Commercial; and Global Consumer.

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

Business Strategy

Direct relationships with our customers give us an advantage of seeing changing customer requirements and needs earlier than companies who do not have the same breadth of direct relationships. As a result, we are able to develop products with simpler and more productive technology to better serve our customers. As we continue to expand our global presence, we are further diversifying our revenue and profit streams. Our strategy is to focus on higher margin products, services, and solutions to increase overall profitability as we balance our liquidity, profitability, and growth. We are also focused on improving our competitiveness by reducing overall costs. In May 2008, we announced a $3 billion cost reduction initiative, which includes both cost of goods sold and operating expenses. In the fourth quarter of Fiscal 2009, we identified additional savings opportunities and have increased our cost-reduction target to $4 billion by the end of Fiscal 2011. Our growth strategy involves reaching more customers worldwide through new distribution partners, such as retail, expanding our relationships with value-added resellers and distributors, and augmenting select areas of our business through targeted acquisitions. Our goal continues to be to optimize the balance of liquidity, profitability, and growth with a focus on increasing the mix of our product portfolio to higher margin products and recurring revenue streams.

•	Provide great value to customers and partners through direct relationships. We are committed to innovating without legacy, creating efficient solutions, and providing price, performance, and feature leadership across all of our businesses. In addition, we will deliver the power of cloud computing and connect with our customers through the Internet. We are focused on helping customers identify and remove unnecessary cost and complexity in IT architecture and operations. In addition, we seek to broaden our profit stream to capture complementary opportunities in new solutions for customers that include search, services, and 3G originations. To that end, during Fiscal 2009 we released a broad lineup of dedicated virtualization solutions, including software, servers, services, and storage.

•	Optimize the balance of liquidity, profitability, and growth with a focus on increasing the mix of our product portfolio to higher margin products and recurring revenue streams. We will balance our mix of products and services to increase profitability over time. We are committed to shifting our solutions portfolio to higher margin solutions and recurring revenue streams in software, servers, services, and storage. Our services business has growth opportunities both in driving attachment of services onto existing product platforms and expanding into new solution offerings. We expect to expand our presence in the enterprise solution arena as we add more capabilities that are attractive to existing and new customers. We are committed to improving our storage and server products and services as evidenced by our new building IT-as-a-Service solution, an integrated service delivery platform that is simple, modular, and flexible, and which provides businesses with remote and lifecycle management, e-mail backup, and software license management, among other services. In addition to services, system software presents another opportunity for us to further strengthen our portfolio.

Product Development

We focus on developing standards-based technologies that incorporate highly desirable features and capabilities at competitive prices. We employ a collaborative approach to product design and development where our engineers, along with direct customer input, design innovative solutions and work with a global network of technology companies to architect new system designs, influence the direction of future development, and integrate new technologies into our products. Through this collaborative, customer-focused approach, we strive to deliver new and relevant products and services to the market quickly and efficiently. We are continuing to expand our use of original design manufacturing partnerships and manufacturing outsourcing relationships to generate cost efficiencies, deliver products faster, and better serve our customers in certain product categories, customer segments, and geographical areas. Our research, development, and engineering expenses were $665 million for Fiscal 2009, $693 million for Fiscal 2008, and $498 million for Fiscal 2007, including acquisition related in-process research and development of $2 million for Fiscal 2009 and $83 million for Fiscal 2008.

Products and Services

We design, develop, manufacture, market, sell, and support a wide range of products that in many cases are customized to individual customer requirements. Our product categories include mobility products, desktop PCs, software and peripherals, servers and networking, services, and storage. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue by Product and Service Categories” and Note 11 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

•	Mobility — The XPStm and Alienwaretm lines of notebook computers are targeted at customers seeking the best experiences and designs available, from sleek, elegant, thin, and light notebooks to the highest performance gaming systems. In Fiscal 2009, we introduced the new stylish Studio line of consumer notebooks with powerful multimedia elements. The Inspirontm line of notebook computers is designed for consumers seeking the latest technology and high performance in a stylish and affordable package. In Fiscal 2009, we added the 3G enabled Mini, a light, highly mobile notebook, to the Inspiron line. The Latitudetm line is designed to help business, government, and institutional customers manage their total cost of ownership through managed product lifecycles and the latest offerings in performance, security, and communications. The Vostrotm line is designed to customize technology, services, and expertise to suit the specific needs of small businesses. The Dell Precisiontm line of mobile workstations is intended for professional users who demand exceptional performance to run sophisticated applications. This year, we also had the largest global product launch in our company’s history with our new E-Series commercial Latitude and Dell Precision notebooks.

•	Desktop PCs — The XPStm and Alienwaretm lines of desktop computers are targeted at customers seeking the best experiences and designs available, from multimedia capability to the highest gaming performance. The OptiPlextm line is designed to help business, government, and institutional customers manage their total cost of ownership by offering a portfolio of secure, manageable, and stable lifecycle products. The Inspirontm line of desktop computers is designed for mainstream PC users requiring the latest features for their productivity and entertainment needs. The Vostrotm line is designed to provide technology and services to suit the specific needs of small businesses. In July 2008, we introduced the Studio line of compact and stylish consumer desktops, which includes the Hybrid, our most power efficient consumer desktop.

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

•	Software and Peripherals — We offer Dell-branded printers and displays and a multitude of competitively priced third-party peripheral products, including software titles, printers, televisions, notebook accessories, networking and wireless products, digital cameras, power adapters, scanners, and other products.

–	Software. We sell a wide range of third-party software products, including operating systems, business and office applications, anti-virus and related security software, entertainment software, and products in various other categories. In Fiscal 2009, we launched the Dell Download Store, an online software store for consumers and small-and-medium-sized businesses.

–	Printers. We offer a wide array of Dell-branded printers, ranging from all-in-one ink jet printers for consumers to large multifunction devices for corporate workgroups. In Fiscal 2009, we further expanded our product portfolio and launched the world’s smallest color laser printer. Dell-branded printers continue to win awards for reliability and value.

–	Displays. We offer a broad line of branded and non-branded display products, including flat panel monitors and projectors. We continue to win awards for quality, performance, and value across our monitors and projector product lines. The M109s on-the-go projector was the first pocket projector to ship in the industry at the end of calendar 2008 and won the prestigious CES Innovations 2009 award in January 2009.

•	Servers and Networking — Our standards-based PowerEdgetm line of servers is designed to offer customers affordable performance, reliability, and scalability. Options include high performance rack, blade, and tower servers for enterprise customers and value tower servers for small organizations, networks, and remote offices. We also offer customized Dell server solutions for very large data center customers. During the Fiscal 2009, we released a broad line-up of dedicated virtualization solutions, including new servers, tools, and services. We expect to refresh our servers and networking product portfolio in Fiscal 2010.

Our PowerConnecttm switches connect computers and servers in small-to-medium-sized networks. PowerConnecttm products offer customers enterprise-class features and reliability at a high value for our customers.

•	Services — Our global services business offers a broad range of configurable IT services that help commercial customers and channel partners plan, implement, and manage IT operations and consumers install, protect, and maintain their computer systems and accessories. Our service solutions help customers simplify IT, thus maximizing the performance, reliability, and cost-effectiveness of IT operations.

–	Infrastructure Consulting Services. Our consulting services help customers evaluate, design, and implement standards-based IT infrastructures. These customer-oriented consulting services are designed to be focused and efficient, providing customers access to our experience and guidance on how to best architect and operate IT operations.

–	Deployment Services. Our deployment services simplify and accelerate the deployment of enterprise products and computer systems in customers’ environments. Our processes and deployment technologies enable customers to get systems up and running quickly and reliably, with minimal end-user disruption.

–	Asset Recovery and Recycling Services. We offer a variety of flexible services for the secure and environmentally safe recovery and disposal of owned and leased IT equipment. Various options, including resale, recycling, donation, redeployment, employee purchase, and lease return, help customers retain value while facilitating regulatory compliance and minimizing storage costs.

–	Training Services. We help customers develop the skills and knowledge of key technologies and systems needed to increase their productivity. Courses include hardware and software training as well as computer system skills and professional development classes available through instructor-led, virtual, or self-directed online courses.

–	Support Services. Our suite of scalable support services is designed for IT professionals and end-users whose needs range from basic phone support to rapid response and resolution of complex problems. We offer flexible levels of support that span from desktop and notebook PCs to complex servers and storage systems, helping customers maximize uptime and stay productive. Our support services include warranty services and proactive maintenance offerings to help prevent problems as well as rapid response and resolution of problems. These services are supported by our network of Global Command Centers in the U.S., Ireland, China, Japan, and Malaysia, providing rapid, around-the-clock support for critical commercial systems.

–	Managed Services. We offer a full suite of managed service solutions for companies who desire outsourcing of some or all of their IT management. From planning to deployment to ongoing technical support, our managed services are modular in nature so that customers can customize a plan based on their current and future needs. We can manage a portion of their IT tasks or provide an end-to-end solution.

•	Storage — We offer a comprehensive portfolio of advanced storage solutions, including storage area networks, network-attached storage, direct-attached storage, disk and tape backup systems, and removable disk backup. With our advanced storage solutions for mainstream buyers, we offer customers functionality and value while reducing complexity in the enterprise. Our storage systems are easy to deploy, manage, and maintain. The flexibility and scalability offered by Dell PowerVaulttm, Dell EqualLogictm, and Dell | EMC storage systems help organizations optimize storage for diverse environments with varied requirements. During the fiscal year, we expanded our storage portfolio by adding increasingly flexible storage choices that allow customers to grow capacity, add performance and protect their data in a more economical manner.

Financial Services

We offer or arrange various customer financial services for our business and consumer customers in the U.S. through Dell Financial Services L.L.C. (“DFS”), a wholly-owned subsidiary of Dell. DFS offers a wide range of financial services, including originating, collecting, and servicing customer receivables related to the purchase of Dell products. DFS offers private label credit financing programs through CIT Bank to qualified consumer and small business customers and offers leases and fixed-term financings to business customers. Financing through DFS is one of many sources of funding that our customers may select. For additional information about our financing arrangements, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing Receivables and Off-Balance Sheet Arrangements” and Note 6 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Sales and Marketing

We sell our products and services directly to customers through dedicated sales representatives, telephone-based sales, online at www.dell.com, and through a variety of indirect sales channels. Our customers include large corporate, government, healthcare, and education accounts, as well as small and medium businesses and individual consumers. Within each of our geographic regions, we have divided our sales and marketing resources among these various customer groups. No single customer accounted for more than 10% of our consolidated net revenue during any of the last three fiscal years.

Our sales and marketing efforts are organized around the evolving needs of our customers. Our direct business model provides direct communication with our customers; thereby allowing us to refine our products and marketing programs for specific customer groups. Customers may offer suggestions for current and future Dell products, services, and operations on an interactive portion of our website called Dell IdeaStorm. This constant flow of communication allows us to rapidly gauge customer satisfaction and target new or existing products.

For large business and institutional customers, we maintain a field sales force throughout the world. Dedicated account teams, which include field-based system engineers and consultants, form long-term relationships to provide our largest customers with a single source of assistance, develop specific tailored solutions for these customers, and provide us with customer feedback. For large, multinational customers, we offer several programs designed to provide single points of contact and accountability with global account specialists, special global pricing, and consistent global service and support programs. We also maintain specific sales and marketing programs targeted at federal, state, and local governmental agencies, as well as at specific healthcare and educational customers.

We market our products and services to small and medium businesses and consumers primarily by advertising on television and the Internet, advertising in a variety of print media, and mailing or emailing a broad range of direct marketing publications, such as promotional materials, catalogs, and customer newsletters.

Our business strategy also includes indirect sales channels. Outside the U.S., we sell products indirectly through selected partners to benefit from the partner’s existing end-user customer relationships and valuable knowledge of traditional customs and logistics in the country, to mitigate credit and country risk, and because sales in some countries may be too small to warrant a direct sales business unit. In the U.S., we sell products indirectly through third-party solution providers, system integrators, and third-party resellers. PartnerDirect brings our existing partner initiatives under one umbrella globally. PartnerDirect includes partner training and certification, deal registration, dedicated sales and customer care, and a dedicated web portal. We also offer select consumer products in retail stores in several countries in the Americas, EMEA, and APJ. Our goal is to have strategic relationships with a number of major retailers in our larger geographic regions. During Fiscal 2009, we continued to expand our global retail presence, and we now reach over 24,000 retail locations worldwide. Our retailers include Best Buy, Staples, Wal-Mart, GOME, and Carrefour, among others.

Competition

We operate in an industry in which there are rapid technological advances in hardware, software, and service offerings and face on-going product and price competition in all areas of our business from branded and generic competitors. We compete based on our ability to offer profitable and competitive solutions to our customers that provide the most current and desired product features as well as customer service, quality, and reliability. This is enabled by our direct relationships with customers, which allow us to recognize changing customer needs faster than other companies. This connection with our customers allows us to best serve customer needs and offers us a competitive advantage.

According to IDC, we gained 0.2 points of share during calendar 2008 as our 11.1% growth in units outpaced the industry’s overall worldwide computer systems growth of 9.7%. Our gain in share was driven by a strong overall performance in the first half of Fiscal 2009 followed by a decline in unit shipments in our commercial business in the second half of the year, which was partially offset by strength in our global consumer business. Our commercial business’s slower unit growth in the second half of Fiscal 2009 reflects our decision in an eroding demand environment to selectively pursue unit growth opportunities while protecting profitability. During the second half of Fiscal 2009, the entire industry faced a challenging IT end-user demand environment as current economic conditions influenced global customer spending behavior.

Technology companies grow by expanding product offerings and penetrating new geographies. To achieve this growth, companies innovate and will also lower price. Our ability to maintain or gain share is predicated on our ability to be competitive on product features and functionality, geographic penetration, and pricing. Additionally, our efforts to balance our mix of products and services to optimize profitability, liquidity, and growth may put pressure on our industry unit share position in the short-term. At the end of Fiscal 2009, we remained the number one supplier of computer systems in the U.S. and the number two supplier worldwide.

Manufacturing and Materials

We manufacture many of the products we sell and have manufacturing locations worldwide to service our global customer base. See “Part I — Item 2 — Properties” for information about our manufacturing locations. In addition, we are continuing to expand our use of original design manufacturing partnerships and manufacturing outsourcing relationships to generate cost efficiencies, deliver products faster, and better serve our customers in certain segments and geographical areas.

Our manufacturing process consists of assembly, software installation, functional testing, and quality control. Testing and quality control processes are also applied to components, parts, sub-assemblies, and systems obtained from third-party suppliers. Quality control is maintained through the testing of components, sub-assemblies, and systems at various stages in the manufacturing process. Quality control also includes a burn-in period for completed units after assembly, ongoing production reliability audits, failure tracking for early identification of production and component problems, and information from customers obtained through services and support programs. We are certified worldwide by the International Standards Organization to the requirements of ISO 9001: 2000. This certification includes our design, manufacture, and service of computer products in all of our locations.

We purchase materials, supplies, product components, and products from a large number of vendors. In some cases, multiple sources of supply are not available and we have to rely on single-source vendors. In other cases, we may establish a working relationship with a single source or a limited number of sources if we believe it is advantageous due to performance, quality, support, delivery, capacity, or price considerations. This relationship and dependency has not caused material disruptions in the past, and we believe that any disruption that may occur because of our dependency on single- or limited-source vendors would not disproportionately disadvantage us relative to our competitors. See “Part I — Item 1A — Risk Factors” for information about the risks associated with single- or limited-source suppliers.

We are actively reviewing all aspects of our facilities, logistics, supply chain, and manufacturing footprints. This review is focused on identifying efficiencies and cost reduction opportunities and migration to a more variable cost manufacturing model, while maintaining a strong customer experience. Examples of these actions include the closure of our desktop manufacturing facility in Austin, Texas, the sale of our call center in El Salvador, the recent announcement of our migration and closure of manufacturing operations from our Limerick, Ireland facility to our Polish facility and to original design manufacturers, and the sale of our customer contact center in the Philippines.

Patents, Trademarks, and Licenses

As of January 30, 2009, we held a worldwide portfolio of 2,253 patents and had an additional 2,514 patent applications pending. We also hold licenses to use numerous third-party patents. To replace expiring patents, we obtain new patents through our ongoing research and development activities. The inventions claimed in our patents and patent applications cover aspects of our current and possible future computer system products, manufacturing processes, and related technologies. Our product, business method, and manufacturing process patents may establish barriers to entry in many product lines. While we use our patented inventions and also license them to others, we are not substantially dependent on any single patent or group of related patents. We have entered into a variety of intellectual property licensing and cross-licensing agreements. We have also entered into various software licensing agreements with other companies. We anticipate that our worldwide patent portfolio will be of value in negotiating intellectual property rights with others in the industry.

We have obtained U.S. federal trademark registration for the DELL word mark and the Dell logo mark. We own registrations for 71 of our other marks in the U.S. At January 30, 2009, we had pending applications for registration of 45 other trademarks. We believe that establishment of the DELL word mark and logo mark in the U.S. is material to our operations. We have also applied for or obtained registration of the DELL mark and several other marks in approximately 184 other countries.

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

Employees

At the end of Fiscal 2009, we had approximately 78,900 total employees (consisting of 76,500 regular employees and 2,400 temporary employees), compared to approximately 88,200 total employees (consisting of 82,700 regular employees and 5,500 temporary employees) at the end of Fiscal 2008. Approximately 25,900 of the regular employees at the end of Fiscal 2009 were located in the U.S., and approximately 50,600 regular employees were located in other countries.

We continue to comprehensively review costs across all processes and organizations, from product development and procurement through service and support delivery, with a goal to reduce costs, simplify structure, eliminate redundancies, and better align cost of goods sold and operating expenses with the current business environment and strategic growth opportunities. As part of this overall effort, we expect to further reduce our overall headcount; however, we may add headcount in certain strategic growth areas. We also may realign, sell, or close additional facilities depending on a number of factors, including end-user demand, capabilities, and our migration to a more variable cost manufacturing model. These actions will result in additional business realignment costs in the future, although no plans were finalized at January 30, 2009.

Government Regulation and Environment

Our business is subject to regulation by various federal and state governmental agencies. Such regulation includes the radio frequency emission regulatory activities of the U.S. Federal Communications Commission; the anti-trust regulatory activities of the U.S. Federal Trade Commission, the Department of Justice, and the European Union; the consumer protection laws of the Federal Trade Commission; the export regulatory activities of the U.S. Department of Commerce and the U.S. Department of Treasury; the import regulatory activities of U.S. Customs and Border Protection; the product safety regulatory activities of the U.S. Consumer Product Safety Commission; the investor protection and capital markets regulatory activities of the Securities and Exchange Commission; and environmental regulation by a variety of regulatory authorities in each of the areas in which we conduct business. We are also subject to regulation in other countries where we conduct business. We were not assessed any environmental fines, nor did we have any material environmental remediation or other environmental costs, during Fiscal 2009.

Sustainability

Our focus on business efficiencies and customer satisfaction drives our environmental stewardship program in all areas of our business — reducing product energy consumption, reducing or eliminating materials for disposal, prolonging product life spans, and providing effective and convenient equipment recovery solutions. We are committed to becoming the “greenest technology company on the planet” — a long-term initiative we announced in June 2007. This multi-faceted campaign focuses on driving internal business innovations and efficiencies; enhancing customer satisfaction; and partnering with suppliers, stakeholders, and people who care about the environment.

In Fiscal 2008, we announced our commitment to becoming carbon neutral in our operations. We were the first company in our industry to offer a free worldwide recycling program for our consumers. We also provided no-charge recycling of any brand of used computer or printer with the purchase of a new Dell computer or printer. We have streamlined our transportation network to reduce transit times, minimize air freight, and reduce emissions. When developing and designing products, we select materials guided by a precautionary approach. This means eliminating environmentally sensitive substances (where reasonable alternatives exist) from our products and working towards developing reliable, environmentally sound, and commercially scalable solutions. We also created a series of tools that help customers assess their current operations and uncover ways to achieve their own environmental goals.

Backlog

We believe that backlog is not a meaningful indicator of net revenue that can be expected for any period. There can be no assurance that the backlog at any point in time will translate into net revenue in any subsequent period, as unfilled orders can generally be canceled at any time by the customer. Our business model generally gives us flexibility to manage backlog at any point in time by expediting shipping or prioritizing customer orders toward products that have shorter lead times, thereby reducing backlog and increasing current period revenue. Even though backlog at the end of Fiscal 2009 was higher than at the end of Fiscal 2008 and Fiscal 2007, it was not material.

Operating Business Segments

We conduct operations worldwide. Effective the first quarter of Fiscal 2009, we combined our consumer businesses of EMEA, APJ, and Americas International (formerly reported through Americas Commercial) with our U.S. Consumer business and re-aligned our management and financial reporting structure. As a result, effective May 2, 2008, our operating segments consisted of the following four segments: Americas Commercial, EMEA Commercial, APJ Commercial, and Global Consumer. Our commercial business includes sales to large corporate, government, healthcare, education, small and medium business customers, and value-added resellers and is managed through the Americas Commercial, EMEA Commercial, and APJ Commercial segments. The Americas Commercial segment, which is based in Round Rock, Texas, encompasses the U.S., Canada, and Latin America. The EMEA Commercial segment, based in Bracknell, England, covers Europe, the Middle East, and Africa; and the APJ Commercial segment, based in Singapore, encompasses the Asian countries of the Pacific Rim as well as Australia, New Zealand, and India. The Global Consumer segment, which is based in Round Rock, Texas, includes global sales and product development for individual consumers and retailers around the world. We revised previously reported operating segment information to conform to our new operating segments in effect during the first quarter of Fiscal 2009.

On December 31, 2008, we announced our intent during Fiscal 2010 to move from geographic commercial segments to global business units reflecting the impact of globalization on our customer base. Customer requirements now share more commonality based on their sector rather than physical location. We expect to combine our current Americas Commercial, EMEA Commercial, and APJ Commercial segments and realign our management structure. After this realignment, our operating structure will consist of the following segments: Global Large Enterprise, Global Public, Global Small and Medium Business (“SMB”), and our existing Global Consumer segment. We believe that these four distinct, global business organizations can capitalize on our competitive advantages and strengthen execution. We will begin reporting these four global businesses once we complete the realignment of our management and financial reporting structure, which is expected to be in the first half of Fiscal 2010.

We have invested in high growth countries such as Brazil, Russia, India, and China (“BRIC”) to design and manufacture products and support our customers, and we expect to continue our global expansion in the years ahead. Our continued expansion outside of the U.S. creates additional complexity in coordinating the design, development, procurement, manufacturing, distribution, and support of our increasingly complex product and service offerings. As a result, we plan to continue to add additional resources to our offices in Singapore to better coordinate certain global activities, including the management of our original design manufacturers and utilization of non-U.S. Dell and supplier production capacity where most needed in light of product demand levels that vary by region. The expanded global operations in Singapore also coordinate product design and development efforts with procurement activities and sources of supply. We intend to continue to expand our global capabilities as our international business continues to grow. For financial information about the results of our reportable operating segments for each of the last three fiscal years, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenues by Segment” and Note 11 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.” For information about percentages of revenue outside the U.S. for each of the last three fiscal years, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our corporate headquarters are located in Round Rock, Texas. Our manufacturing and distribution facilities are located in Austin, Texas; Winston-Salem, North Carolina; Lebanon and Nashville, Tennessee; Miami, Florida; Limerick and Athlone, Ireland; Penang, Malaysia; Xiamen, China; Hortolândia, Brazil; Chennai, India; and Lodz, Poland. For additional information, see “Part I — Item 2 — Properties.”

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

Executive Officers of Dell

The following table sets forth the name, age, and position of each of the persons who were serving as our executive officers as of March 5, 2009:

Name	Age	Title

Michael S. Dell	44	Chairman of the Board and Chief Executive Officer
Bradley R. Anderson	49	Senior Vice President, Enterprise Product Group
Paul D. Bell	48	President, Global Public
Jeffrey W. Clarke	46	Vice Chairman, Operations and Technology
Andrew C. Esparza	50	Senior Vice President, Human Resources
Stephen J. Felice	51	President, Global Small and Medium Business
Ronald G. Garriques	45	President, Global Consumer
Brian T. Gladden	44	Senior Vice President and Chief Financial Officer
Erin Nelson	39	Vice President, Chief Marketing Officer
Stephen F. Schuckenbrock	48	President, Global Large Enterprise
Lawrence P. Tu	54	Senior Vice President, General Counsel and Secretary

Set forth below is biographical information about each of our executive officers.

•	Michael S. Dell — Mr. Dell currently serves as Chairman of the Board of Directors and Chief Executive Officer. He has held the title of Chairman of the Board since he founded the Company in 1984. Mr. Dell served as Chief Executive Officer of Dell from 1984 until July 2004 and resumed that role in January 2007. He serves on the Foundation Board of the World Economic Forum, serves on the executive committee of the International Business Council, and is a member of the U.S. Business Council. He also sits on the governing board of the Indian School of Business in Hyderabad, India.

•	Bradley R. Anderson — Mr. Anderson joined us in July 2005 and has served as Senior Vice President, Enterprise Product Group since January 2009. In this role, he is responsible for worldwide engineering, design, development and marketing of Dell’s enterprise products including servers, networking and storage systems. From July 2005 until January 2009, Mr. Anderson served as Senior Vice President, Business Product Group. Prior to joining Dell, Mr. Anderson was Senior Vice President and General Manager of the Industry Standard Servers business at Hewlett-Packard Company (“HP”), where he was responsible for HP’s server solutions. Previously, he was Vice President of Server, Storage, and Infrastructure for HP, where he led the team responsible for server, storage, peripheral, and infrastructure products. Before joining HP in 1996, Mr. Anderson held top management positions at Cray Research in executive staff, field marketing, sales, finance, and corporate marketing. Mr. Anderson earned a Bachelor of Science in Petroleum Engineering from Texas A&M University and a Master of Business Administration from Harvard University. He serves on the Texas A&M Look College of Engineering Advisory Council.

•	Paul D. Bell — Mr. Bell has been with us since 1996 and currently serves as President, Global Public. In this role he is responsible for leading the teams that help governments, education, healthcare and other public organizations make full use of Information

Technology. From March 2007 until January 2009, Mr. Bell served as Senior Vice President and President, Americas. In this role, Mr. Bell is responsible for all sales and customer support operations across the Americas region other than our consumer business. From February 2000 until March 2007, Mr. Bell served as Senior Vice President and President, Europe, Middle East, and Africa. Prior to this, Mr. Bell served as Senior Vice President, Home and Small Business. Prior to joining Dell in July 1996, Mr. Bell was a management consultant with Bain & Company for six years, including two years as a consultant on our account. Mr. Bell received Bachelor’s degrees in Fine Arts and Business Administration from Pennsylvania State University and a Master of Business Administration degree from the Yale School of Organization and Management.

•	Jeffrey W. Clarke — Mr. Clarke currently serves as Vice Chairman, Operations and Technology. In this role he is responsible for worldwide engineering, design and development of Dell’s business client products, including Dell OptiPlex Desktops, Latitude Notebooks and Precision Workstations, and production of all company products worldwide. From January 2003 until January 2009, Mr. Clarke served as Senior Vice President, Business Product Group. Mr. Clarke joined Dell in 1987 as a quality engineer and has served in a variety of engineering and management roles. In 1995 Mr. Clarke became the director of desktop development, and from November 2001 to January 2003 he served as Vice President and General Manager, Relationship Product Group. Mr. Clarke received a Bachelor’s degree in Electrical Engineering from the University of Texas at San Antonio.

•	Andrew C. Esparza — Mr. Esparza joined us in 1997 as a director of Human Resources in the Product Group. He was named Senior Vice President, Human Resources in March 2007 and was named an executive officer in September 2007. In this role, he is responsible for driving the strategy and supporting initiatives to attract, motivate, develop, and retain world-class talent in support of our business goals and objectives. He also has responsibility for corporate security and corporate responsibility on a worldwide basis. He currently is an executive sponsor for aDellante, our internal networking group responsible for the development of Hispanic employees within the company. Prior to joining Dell, he held human resource positions with NCR Corporation from 1985 until 1997 and Bechtel Power Corporation from 1981 until 1985. Mr. Esparza earned a Bachelor’s degree in Business Administration with a concentration in Human Resource Management from San Diego State University.

•	Stephen J. Felice — Mr. Felice currently serves as President, Global Small and Medium Business. Mr. Felice leads the Dell organization that creates and delivers specific solutions and technology to more than 72 million small and medium-sized businesses globally. From March 2007 until January 2009, Mr. Felice served as Senior Vice President and President, Asia Pacific-Japan, after having served as Vice President, Asia Pacific-Japan since August 2005. Mr. Felice was responsible for our operations throughout the APJ region, including sales and customer service centers in Penang, Malaysia, and Xiamen, China. Mr. Felice joined us in February 1999 and has held various executive roles in our sales and consulting services organizations. From February 2002 until July 2005, Mr. Felice was Vice President, Corporate Business Group, Dell Americas. Prior to joining Dell, Mr. Felice served as Chief Executive Officer and President of DecisionOne Corp. Mr. Felice also served as Vice President, Planning and Development, with Bell Atlantic Customer Services, and he spent five years with Shell Oil in Houston. Mr. Felice holds a Bachelor’s degree in Business Administration from the University of Iowa and a Master of Business Administration degree from the University of Houston.

•	Ronald G. Garriques — Mr. Garriques joined us in February 2007 as President, Global Consumer Group. In this role he is responsible for Dell’s portfolio of consumer products, including desktops, notebooks, software and peripherals as well as product design and sales. Before joining Dell, Mr. Garriques served in various leadership roles at Motorola from February 2001 to February 2007, where he was most recently Executive Vice President and President, responsible for the Mobile Devices division. He was also Senior Vice President and General Manager of the Europe, Middle East, and Africa region for the Personal Communications Services division, and Senior Vice President and General Manager of Worldwide Products Line Management for the Personal Communications Services division. Prior to joining Motorola, Mr. Garriques held management positions at AT&T Network Systems, Lucent Technologies, and Philips Consumer Communications. Mr. Garriques holds a Master’s degree in Business Administration from The Wharton School at the University of Pennsylvania, a master’s degree in Mechanical Engineering from Stanford University, and a Bachelor’s degree in Mechanical Engineering from Boston University.

•	Brian T. Gladden — Mr. Gladden serves as Senior Vice President and Chief Financial Officer (“CFO”). In this role, he is responsible for all aspects of Dell’s finance function including accounting, financial planning and analysis, tax, treasury, audit, information technology, and investor relations, and is also responsible for our global information systems and technology structure. Prior to joining Dell in June 2008, Mr. Gladden was President and CEO of SABIC Innovative Plastics Holding BV. Prior to joining SABIC Innovative Plastics, Mr. Gladden spent nearly 20 years with General Electric (“GE”) in a variety of financial and management leadership roles. During his career with the company, he served as Vice President and General Manager of GE Plastics’ resin business, CFO of GE Plastics and Vice President and CFO of GE Medical Systems Healthcare IT business. He was named a GE corporate officer in 2002 and had formerly served on GE’s corporate audit staff for five years. Mr. Gladden earned a Bachelor of Science degree in Business Administration and Finance from Millersville University in Millersville, PA.

•	Erin Nelson — Ms. Nelson currently serves as Vice President and Chief Marketing Officer (“CMO”). In this role she is responsible for customer relationship management, communications, brand strategy, core research and analytics, and overall marketing agency management. Before becoming CMO in January 2009, Ms. Nelson spent three years in Europe, most recently as Vice President of Marketing for Dell’s business in Europe, the Middle East and Africa. Since joining Dell in 1999, she has held progressive leadership positions in U.S. consumer marketing, U.S. public sales, EMEA home and small-business marketing, as well as eBusiness. Prior to joining Dell, Ms. Nelson held positions in brand management at Procter & Gamble, corporate strategy at PepsiCo, and as a management consultant with A.T. Kearney. Ms. Nelson earned a Bachelor’s degree in Business Administration with a concentration in International Business and Marketing from the University of Texas at Austin.

•	Stephen F. Schuckenbrock — Mr. Schuckenbrock currently serves as President, Global Large Enterprise, leading the delivery of innovative and globally consistent Dell solutions and services to the world’s largest corporate IT users. Mr. Schuckenbrock joined us in January 2007 as Senior Vice President and President, Global Services. In September 2007, he assumed the additional role of Chief Information Officer, and served in those roles until January 2009. In those roles, he was responsible for all aspects of our services business, with worldwide responsibility for Dell enterprise service offerings, and was also responsible for our global information systems and technology structure. Prior to joining us, Mr. Schuckenbrock served as Co-Chief Operating Officer and Executive Vice President of Global Sales and Services for Electronic Data Systems Corporation (“EDS”). Before joining EDS in 2003, he was Chief Operating Officer of The Feld Group, an information technology consulting organization. Mr. Schuckenbrock served as Global Chief Information Officer for PepsiCo from 1998 to 2000. Mr. Schuckenbrock earned a Bachelor’s degree in Business Administration from Elon University.

•	Lawrence P. Tu — Mr. Tu joined us as Senior Vice President, General Counsel and Secretary in July 2004, and is responsible for overseeing Dell’s global legal department, governmental affairs and ethics department. Before joining Dell, Mr. Tu served as Executive Vice President and General Counsel at NBC Universal for three years. Prior to his position at NBC, he was a partner with the law firm of O’Melveny & Myers LLP, where he focused on energy, technology, internet, and media related transactions. He also served five years as managing partner of the firm’s Hong Kong office. Mr. Tu’s prior experience also includes serving as General Counsel Asia-Pacific for Goldman Sachs, attorney for the U.S. State Department, and law clerk for U.S. Supreme Court Justice Thurgood Marshall. Mr. Tu holds Juris Doctor and Bachelor of Arts degrees from Harvard University, as well as a Master’s degree from Oxford University, where he was a Rhodes Scholar.

ITEM 1A —	RISK FACTORS

There are many risk factors that affect our business and results of operations, some of which are beyond our control. The following is a description of some of the important risk factors that may cause our actual results in future periods to differ substantially from those we currently expect or desire.

•	Weakening global economic conditions and instability in financial markets could harm our business and result in reduced net revenue and profitability. We are a global company with customers in virtually every business and industry. There has been an erosion of global consumer confidence amidst concerns over declining asset values, fluctuating energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed global economic growth and have resulted in recessions in many countries, including the U.S. While these global economic issues persist, there are likely to be a number of follow-on effects on our business, including customers or potential customers reducing or delaying their technology investments, insolvency of key suppliers resulting in product delays, counterparty failures negatively impacting our treasury operations, the inability of customers to obtain credit to finance purchases of our products, and customer insolvencies, all of which could reduce demand for our product and services, impact our ability to effectively manage inventory levels and collect customer receivables, lengthen our cash conversion cycle and negatively impact liquidity, and ultimately decrease our net revenue and profitability.

•	Weakening economic conditions and instability in financial markets could harm our financial services activities. Our financial services activities are negatively affected in four major ways by the current economic environment — spending softness, increasing loan delinquencies and defaults, increasing funding costs, and reduced availability of funding through securitizations. Decreased customer spending directly reduces the potential sales revenue that we can seek to finance. Loan delinquencies and defaults impact our net credit losses and have been increasing for more than a year. If this trend continues, we may need to increase our reserves in our customer receivables in the future. The debt and securitization markets have been experiencing and may continue to experience extreme volatility and disruption, resulting in higher credit spreads in the capital markets and higher funding costs for us, as well as reduced availability of funding from securitizing our financing receivables.

We have continued to utilize securitizations to fund our financing activities. During Fiscal 2009 and Fiscal 2008, Dell transferred $1.4 billion and $1.2 billion, respectively, of fixed-term leases and loans and revolving loans to unconsolidated qualified special purpose entities to facilitate the funding of financing receivables in the capital markets. Deterioration in our business performance, a credit rating downgrade, continued volatility in the securitization markets, or adverse changes in the economy could lead to reductions in debt availability for the qualified special purpose entities and could limit our ability to continue asset securitizations or other financing from debt or capital sources, reduce the amount of financing receivables that we originate, or could adversely affect the costs or terms on which we may be able to obtain capital, which could unfavorably affect our profitability or cash flows.

•	We face strong competition, which may adversely affect our market share, revenue, and profitability. We operate in an industry in which there are rapid technological advances in hardware, software and service offerings, and face aggressive product and price competition from both branded and generic competitors. We compete based on our ability to profitably offer competitive solutions with the most current and desired product features, as well as on customer service, quality and reliability. We expect that competition will continue to be intense and that our competitors’ products may be less costly, provide better performance or include additional features. Our efforts to balance our mix of products and services to optimize profitability, liquidity, and growth may also put pressure on our industry unit share position in the short-term. As we continue to expand globally, we may see new and increased competition in different geographic regions. In addition, barriers to entry in our businesses generally are low and products can be distributed broadly and quickly at relatively low cost.

If our increasing reliance on third-party original equipment manufacturers, original design manufacturing partnerships, and manufacturing outsourcing relationships fails to generate cost efficiencies, our profitability could be adversely impacted. Our profitability is also affected by our ability to negotiate favorable pricing with our vendors, including vendor rebates, marketing funds, and other vendor funding. Because these supplier negotiations are continuous and reflect the ongoing competitive environment, the variability in timing and amount of incremental vendor discounts and rebates can affect our profitability. Our inability to establish a cost and product advantage, or determine alternative means to deliver value to our customers, may adversely affect our market share, revenue, and profitability.

•	Our ability to generate substantial non-U.S. net revenue faces many additional risks and uncertainties. Sales outside the U.S. accounted for approximately 48% of our consolidated net revenue in Fiscal 2009. Our future growth rates and success are dependent on continued growth outside the U.S., including the key developing countries of Brazil, Russia, India, and China. Our international operations face many risks and uncertainties, including varied local economic and labor conditions, political instability, and changes in the regulatory environment, trade protection measures, tax laws (including U.S. taxes on foreign operations), copyright levies, and foreign currency exchange rates. Any of these factors could adversely affect our operations and profitability.

•	Our profitability may be affected by our product, customer, and geographic sales mix and by seasonal sales trends. Our profit margins vary among products, customers, and geographies. In addition, our business is subject to certain seasonal sales trends. For example, sales to government customers (particularly the U.S. federal government) are typically stronger in our third fiscal quarter, sales in EMEA are often weaker in our third fiscal quarter, and consumer sales are typically strongest during our fourth fiscal quarter. As a result of these factors, our overall profitability for any particular period will be affected by the mix of products, customers, and geographies reflected in our sales for that period, as well as by seasonal trends.

•	Infrastructure failures and breaches in data security could harm our business. We depend on our information technology and manufacturing infrastructure to achieve our business objectives. If a problem, such as a computer virus, intentional disruption by a third party, natural disaster, manufacturing failure, telecommunications system failure, or lost connectivity impairs our infrastructure, we may be unable to book or process orders, manufacture, ship in a timely manner, or otherwise carry on our business. An infrastructure disruption could damage our reputation and cause us to lose customers and revenue, result in the unintentional disclosure of company or customer information, and require us to incur significant expense to eliminate these problems and address related data security concerns. The harm to our business could be even greater if it occurs during a period of disproportionately heavy demand.

•	Our inability to effectively manage product and services transitions could reduce the demand for our products and the profitability of our operations. Continuing improvements in technology mean frequent new product introductions, short product life cycles, and improvement in product performance characteristics. In addition, we are increasingly sourcing new products and transitioning existing products through our original design manufacturing partnerships and manufacturing outsourcing relationships in order to generate cost efficiencies, deliver products faster and better serve our customers in certain segments and geographical areas. These product transitions present execution challenges and risks. If we are unable to effectively manage a new product transition, our business and results of operations could be unfavorably affected.

•	Our growth strategy depends on our ability to successfully transform our sales capability and to add to the scope of our product and services offerings. Our growth strategy involves reaching more customers worldwide through new distribution channels, such as consumer retail, expanding our relationships with value-added resellers, and augmenting select areas of our business through targeted acquisitions. Our goal continues to be to optimize the balance of liquidity, profitability, and growth with a focus on moving the weight of the product portfolio to higher margin products and recurring revenue streams. Our ability to grow sales of these higher margin products, services and solutions depends on our ability to successfully transition our sales capabilities and add to the breadth of our higher margin offerings through selective acquisitions. If we are unable to effectively transition our sales capabilities and grow our product and services offerings, our business and results of operations could be unfavorably affected.

•	Disruptions in component or product availability could unfavorably affect our performance. Our manufacturing and supply chain efficiencies give us the ability to operate with reduced levels of component and finished goods inventories. Our financial success is partly due to our supply chain management practices, including our ability to achieve rapid inventory turns. Because we maintain minimal levels of component and product inventories, a disruption in component or product availability could harm our financial performance and our ability to satisfy customer needs.

•	Our reliance on vendors for products and components creates risks and uncertainties. We require a high volume of quality products and components from third party vendors. In addition, we are continuing to expand our use of original design manufacturing partnerships and manufacturing outsourcing relationships in order to generate cost efficiencies, deliver products faster and better serve our customers in certain segments and geographical areas. Our increasing reliance on these vendors subjects us to a greater risk of shortages, and reduced control over delivery schedules of components and products (which can harm efficiencies), as well as a greater risk of increases in product and component costs (which can harm our profitability). In addition, defective parts and products from these vendors could reduce product reliability and harm our reputation.

•	We could experience manufacturing interruptions, delays, or inefficiencies if we are unable to timely and reliably procure components and products from single-source or limited-source suppliers. We maintain several single-source or limited-source supplier relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. If the supply of a critical single- or limited-source product or component is delayed or curtailed, we may not be able to ship the related product in desired quantities and in a timely manner. Even where multiple sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could harm operating results.

•	Our business is increasingly dependent on our ability to access the capital markets. We are increasingly dependent on access to debt and capital sources to provide financing for our customers and to obtain funds in the U.S. for general corporate purposes, including share repurchases, funding customer receivables, and acquisitions. Additionally, we have customer financing relationships with companies whose business models rely on accessing the capital markets. The inability of these companies to access such markets could force us to self-fund transactions or forgo customer financing opportunities, potentially harming our financial performance. The debt and capital markets have been experiencing and may continue to experience extreme volatility and disruption. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk, and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding. The cost of accessing debt and capital markets has increased as many lenders and institutional investors require higher rates of return. Lenders have also tightened lending standards, and reduced or ceased their lending to certain borrowers. We believe that we will be able to obtain appropriate financing from third parties even in light of the current market conditions; nevertheless, changes in our credit ratings, deterioration in our business performance, or adverse changes in the economy could limit our ability to obtain financing from debt or capital sources or could adversely affect the terms on which we may be able to obtain capital, which could unfavorably affect our net revenue and profitability. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Commitments — Liquidity.”

•	We face risks relating to our internal controls. If management is not successful in maintaining a strong internal control environment, material weaknesses could reoccur, causing investors to lose confidence in our reported financial information. This could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

•	Unfavorable results of legal proceedings could harm our business and result in substantial costs. We are involved in various claims, suits, investigations, and legal proceedings that arise from time to time in the ordinary course of our business and that are not yet resolved, including those that are set forth under Note 10 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.” Additional legal claims or regulatory matters may arise in the future and could involve stockholder, consumer, antitrust, tax and other issues on a global basis. Litigation is inherently unpredictable. Regardless of the merit of the claims, litigation may be both time-consuming and disruptive to our business. Therefore, we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period. For example, we could be exposed to enforcement or other actions with respect to the continuing SEC investigation into certain accounting and financial reporting matters. In addition, if any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected.

•	The acquisition of other companies may present new risks. We acquire companies as a part of our overall growth strategy. These acquisitions may involve significant new risks and uncertainties, including distraction of management attention away from our current business operations, insufficient new revenue to offset expenses, inadequate return of capital, integration challenges, new regulatory requirements, and issues not discovered in our due diligence process. No assurance can be given that such acquisitions will be successful and will not adversely affect our profitability or operations.

•	Failure to properly manage the distribution of our products and services may result in reduced revenue and profitability. We use a variety of distribution methods to sell our products and services, including directly to customers and through select retailers and third-party value-added resellers. As we reach more customers worldwide through an increasing number of new distribution channels, such as consumer retail, and continue to expand our relationships with value-added resellers, inventory management becomes more challenging and successful demand forecasting becomes more difficult. Our inability to properly manage and balance inventory levels and potential conflicts among these various distribution methods could harm our operating results.

•	If our cost cutting measures are not successful, we may become less competitive. A variety of factors could prevent us from achieving our goal of better aligning our product and service offerings and cost structure with customer needs in the current business environment through reducing our operating expenses; reducing total costs in procurement, product design, and transformation; simplifying our structure; and eliminating redundancies. For example, we may experience delays in the anticipated timing of activities related to our cost savings plans and higher than expected or unanticipated costs to implement them. As a result, we may not achieve our expected cost savings in the time anticipated, or at all. In such case, our results of operations and profitability may be negatively impaired, making us less competitive and potentially causing us to lose market share.

•	Failure to effectively hedge our exposure to fluctuations in foreign currency exchange rates and interest rates could unfavorably affect our performance. We utilize derivative instruments to hedge our exposure to fluctuations in foreign currency exchange rates and interest rates. Some of these instruments and contracts may involve elements of market and credit risk in excess of the amounts recognized in our financial statements.

•	We are subject to counterparty default risks. We enter into numerous financing arrangements, including foreign currency option contracts and forward contracts, with a wide array of bank counterparties. As a result, we are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. In times of market distress, a counterparty may default rapidly and without notice to us, and we may be unable to take action to cover our exposure, either because we lack the contractual ability or because market conditions make it difficult to take effective action. In the event of a counterparty default, we could incur significant losses, which could harm our business, results of operations, and financial condition. In the event that one of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding. In addition, our deposits at financial institutions are at risk. As of January 30, 2009, approximately 25% of our cash and cash equivalents were deposited with two large financial institutions rated AA and A. If an institution which is holding our deposits fails, we could lose all uninsured funds in those accounts.

•	Our continued business success may depend on obtaining licenses to intellectual property developed by others on commercially reasonable and competitive terms. If we or our suppliers are unable to obtain desirable technology licenses, we may be prevented from marketing products; could be forced to market products without desirable features; or could incur substantial costs to redesign products, defend legal actions, or pay damages. While our suppliers may be contractually obligated to obtain such licenses and indemnify us against such expenses, those suppliers could be unable to meet their obligations. In addition, our operating costs could increase because of copyright levies or similar fees by rights holders and collection agencies in European and other countries. For a description of potential claims related to copyright levies, see Note 10 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data — Legal Matters — Copyright Levies.”

•	Our success depends on our ability to attract, retain, and motivate our key employees. We rely on key personnel to support anticipated continued rapid international growth and increasingly complex product and service offerings. There can be no assurance that we will be able to attract, retain, and motivate the key professional, technical, marketing, and staff resources we need.

•	Loss of government contracts could harm our business. Government contracts are subject to future funding that may affect the extension or termination of programs and are subject to the right of the government to terminate for convenience or non-appropriation. In addition, if we violate legal or regulatory requirements, the government could suspend or disbar us as a contractor, which would unfavorably affect our net revenue and profitability.

•	The expiration of tax holidays or favorable tax rate structures, or unfavorable outcomes in tax compliance and regulatory matters, could result in an increase of our effective tax rate in the future. Portions of our operations are subject to a reduced tax rate or are free of tax under various tax holidays that expire in whole or in part during Fiscal 2010 through Fiscal 2018. Many of these holidays may be extended when certain conditions are met, or terminated if certain conditions are not met. If they are not extended, or if we fail to satisfy the conditions of the reduced tax rate, then our effective tax rate would increase in the future. Our effective tax rate could also increase if our geographic sales mix changes. We are under audit in various tax jurisdictions. An unfavorable outcome in certain of these matters could result in a substantial increase to our tax expense. In addition, changes in tax laws (including U.S. taxes on foreign operations) could adversely affect our operations and profitability.

•	Current environmental laws, or laws enacted in the future, may harm our business. Our operations are subject to environmental regulation in all of the areas in which we conduct business. Our product design and procurement operations must comply with new and future requirements relating to the materials composition, energy efficiency and collection, recycling, treatment, and disposal of our electronics products, including restrictions on lead, cadmium, and other substances. If we fail to comply with the rules and regulations regarding the use and sale of such regulated substances, we could be subject to liability. While we do not expect that the impact of these environmental laws and other similar legislation adopted in the U.S. and other countries will have a substantial unfavorable impact on our business, the costs and timing of costs under environmental laws are difficult to predict.

•	Armed hostilities, terrorism, natural disasters, or public health issues could harm our business. Armed hostilities, terrorism, natural disasters, or public health issues, whether in the U.S. or abroad, could cause damage or disruption to us, our suppliers or customers, or could create political or economic instability, any of which could harm our business. These events could cause a decrease in demand for our products, could make it difficult or impossible for us to deliver products or for our suppliers to deliver components, and could create delays and inefficiencies in our supply chain.

ITEM 1B —	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 —	PROPERTIES

At January 30, 2009, we owned or leased a total of approximately 16.8 million square feet of office, manufacturing, and warehouse space worldwide, approximately 7.4 million square feet of which is located in the U.S. Approximately 1.0 million square feet, primarily in the U.S. and Canada, is vacant or sublet. We believe that our existing properties are suitable and adequate for our current needs and that we can readily meet our requirements for additional space at competitive rates by extending expiring leases or by finding alternative space.

Our principal executive offices, including global headquarters, are located at One Dell Way, Round Rock, Texas, United States of America.

Americas Properties

Description	Principal Locations	Owned (square feet)	Leased (square feet)
Headquarters	■ Round Rock, Texas	2.1 million	-
Business Centers(a)	■ Brazil - El Dorado Do Sul ■ Oklahoma - Oklahoma City ■ Panama - Panama City ■ Tennessee - Nashville ■ Texas - Austin and Round Rock	1.1 million	1.0 million
Manufacturing and Distribution	■ Brazil - Hortolândia ■ Florida - Miami (Alienware) ■ North Carolina - Winston-Salem ■ Tennessee - Lebanon and Nashville ■ Texas - Austin	2.6 million	100,000
Design Centers	■ Texas - Austin and Round Rock ■ New Hampshire - Nashua ■ California - San Jose	700,000	100,000

EMEA Properties

Description	Principal Locations	Owned (square feet)	Leased (square feet)
Business Centers(a)	■ England - Bracknell ■ Germany - Halle ■ France - Montpellier ■ Ireland - Dublin and Limerick ■ Morocco - Casablanca ■ Slovakia - Bratislava	500,000	1.5 million
Manufacturing and Distribution	■ Ireland - Limerick and Athlone (Alienware) ■ Poland - Lodz	1.0 million	-

APJ Properties

Description	Principal Locations	Owned (square feet)	Leased (square feet)
Business Centers(a)	■ China - Dalian and Xiamen ■ India - Bangalore, Gurgaon, Hyderabad, and Mohali ■ Japan - Kawasaki ■ Malaysia - Penang and Kuala Lumpur ■ Philippines - Metro Manila	300,000	3.2 million
Manufacturing and Distribution	■ China - Xiamen ■ Malaysia - Penang ■ India - Chennai	1.1 million	-
Design Centers	■ China - Shanghai ■ India - Bangalore ■ Singapore ■ Taiwan - Taipei	-	500,000

(a)	Business center locations include facilities with capacity greater than 1,000 people. Operations within these centers include sales, technical support, administrative, and support functions. Locations of smaller business centers are not listed; however, the smaller centers are included in the square footage.

In general, our Americas, EMEA, and APJ regions use properties within their geographies. However, business centers in the Philippines and India, which house sales, customer care, technical support, and administrative support functions, are used by each of our geographic regions. During Fiscal 2009, we closed a manufacturing plant in Austin, Texas and business centers in Ottawa and Edmonton, Canada, and we sold our call center in El Salvador and our small package hub operations in West Chester, Ohio. At the end of Fiscal 2009, a business center in Casablanca, Morocco was under construction. Additionally, we announced the disposition of the sale of our customer contact center in the Philippines in Fiscal 2010.

We plan to migrate all production of computer systems for customers in EMEA from our Limerick, Ireland manufacturing facility to our facility in Poland and third-party manufacturing partners over the next year. The manufacturing migration and subsequent closure of our Limerick facility will be completed in a phased transition during calendar 2009. We may realign, sell, or close additional facilities depending on a number of factors, including end-user demand, capabilities, and our migration to a more variable cost manufacturing model. These actions will result in additional business realignment costs in the future, although no plans were finalized at January 30, 2009.

ITEM 3 —	LEGAL PROCEEDINGS

The information required by this item is set forth under Note 10 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data”, and is incorporated herein by reference.

ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of Fiscal 2009.

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

Holders

At March 13, 2009, there were 29,542 holders of record of Dell common stock.

Dividends

We have never declared or paid any cash dividends on shares of our common stock and currently do not anticipate paying any cash dividends in the immediate future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors.

Redeemable Common Stock

In prior periods, we inadvertently failed to register with the SEC the issuance of some shares under certain employee benefit plans. These shares were purchased by participants between March 31, 2006, and April 3, 2007. As a result, certain purchasers of securities pursuant to those plans may have had the right to rescind their purchases for an amount equal to the purchase price paid for the securities, plus interest from the date of purchase. On June 5, 2008, we announced a registered rescission offer to eligible plan participants, which became effective as of August 12, 2008 and provided for the repurchase of up to 1,852,486 units in the Dell Inc. Stock Fund through the Dell Inc. 401(k) Plan. At February 1, 2008, and February 2, 2007, approximately 4 million shares ($94 million) and 5 million shares ($111 million), respectively, were classified outside of stockholders’ equity because the redemption features were not within our control. Prior to the effective date of the rescission offer, as participants sold shares in the open market, the shares held outside of stockholder’s equity were reclassified to common stock and capital in excess of $0.01 par value, accordingly. These shares were treated as outstanding for financial reporting purposes. The registered rescission offer expired on September 26, 2008, and payments of $29 million under the offer have been substantially completed during Fiscal 2009. Upon expiration of the rescission offer, all remaining redeemable shares were reclassified to within stockholder’s equity.

Purchases of Common Stock

Share Repurchase Program

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. The following table sets forth information regarding our repurchases or acquisitions of common stock during the fourth quarter of Fiscal 2009 and the remaining authorized amount for future purchases:

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares that
			Repurchased	May Yet Be
			as Part of	Repurchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Announced
Period	Repurchased	per Share	Plans	Plans
				(in millions)

Repurchases from November 1, 2008 through November 28, 2008	-	N/A	-	$4,545
Repurchases from November 29, 2008 through December 26, 2008	-	N/A	-	$4,545
Repurchases from December 27, 2008 through January 30, 2009*	78,715	$22.23	78,715	$4,543

Total	78,715	$22.23	78,715

*	All shares were repurchased as a part of our registered rescission offer described above under Redeemable Common Stock.

Stock Performance Graph

The following graph compares the cumulative total return on Dell’s common stock during the last five fiscal years with the S&P 500 Index and the Dow Jones Computer Index during the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in Dell common stock or the indices on January 31, 2004, and assumes the reinvestment of all dividends. The graph depicts the change in the value of common stock relative to the indices at the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

	2004	2005	2006	2007	2008	2009

Dell Inc.	100.00	122.79	87.50	70.33	60.86	28.41
S&P 500	100.00	106.23	117.26	134.28	131.17	80.50
Dow Jones US Computer Hardware	100.00	107.65	123.03	140.85	146.69	95.63

ITEM 6 —	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 8 — Financial Statements and Supplementary Data.”

The following balance sheet data as of January 30, 2009, February 1, 2008, February 2, 2007, and February 3, 2006, results of operations, and cash flows for Fiscal 2009, 2008, 2007, 2006, and 2005 are derived from our audited financial statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” and from our previously filed Annual Reports on Form 10-K for Fiscal 2008 and Fiscal 2007. The balance sheet data as of January 28, 2005, is derived from our unaudited financial statements for that period.

	Fiscal Year Ended
	January 30,	February 1,	February 2,	February 3,	January 28,
	2009(a)	2008(a)	2007(a)	2006(b)	2005(c)
	(in millions, except per share data)

Results of Operations:
Net revenue	$61,101	$61,133	$57,420	$55,788	$49,121
Gross margin	$10,957	$11,671	$9,516	$9,891	$9,018
Operating income	$3,190	$3,440	$3,070	$4,382	$4,206
Income before income taxes	$3,324	$3,827	$3,345	$4,608	$4,403
Net income	$2,478	$2,947	$2,583	$3,602	$3,018
Earnings per common share:
Basic	$1.25	$1.33	$1.15	$1.50	$1.20
Diluted	$1.25	$1.31	$1.14	$1.47	$1.18
Number of weighted-average shares outstanding:
Basic	1,980	2,223	2,255	2,403	2,509
Diluted	1,986	2,247	2,271	2,449	2,568
Cash Flow & Balance Sheet Data:
Net cash provided by operating activities	$1,894	$3,949	$3,969	$4,751	$5,821
Cash, cash equivalents and investments	$9,546	$9,532	$12,445	$11,756	$14,101
Total assets	$26,500	$27,561	$25,635	$23,252	$23,318
Short-term borrowings	$113	$225	$188	$65	$74
Long-term debt	$1,898	$362	$569	$625	$662
Total stockholders’ equity	$4,271	$3,735	$4,328	$4,047	$6,412

(a)	Results for Fiscal 2009, Fiscal 2008, and Fiscal 2007 include stock-based compensation expense pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). See Note 5 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

(b)	Results for Fiscal 2006 include charges aggregating $421 million ($338 million of other product charges and $83 million in selling, general and administrative expenses) related to the cost of servicing or replacing certain OptiPlextm systems that included a vendor part that failed to perform to our specifications, workforce realignment, product rationalizations, excess facilities, and a write-off of goodwill recognized in the third quarter. The related tax effect of these items was $96 million. Fiscal 2006 also includes an $85 million income tax benefit related to a revised estimate of taxes on the repatriation of earnings under the American Jobs Creation Act of 2004 recognized in the second quarter.

(c)	Results for Fiscal 2005 include an income tax charge of $280 million related to the repatriation of earnings under the American Jobs Creation Act of 2004 recorded in the fourth quarter.

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Unless otherwise noted, all references to industry share and total industry growth data are for computer systems (including desktops, notebooks, and x86 servers), and are based on information provided by IDC Worldwide Quarterly PC Tracker, February 17, 2009. Industry share data is for the calendar year and all our growth rates are on a fiscal year-over-year basis. Unless otherwise noted, all references to time periods refer to our fiscal periods.

Overview

Our Company

As a leading technology company, we offer a broad range of product categories, including mobility, desktop PCs, software and peripherals, servers and networking, services, and storage. We are the number one supplier of computer systems in the United States, and the number two supplier worldwide.

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

We were founded on the core principle of a direct customer business model, which included build to order hardware for consumer and commercial customers. The inherent velocity of this model, which included a highly efficient global supply chain, allowed for low inventory levels and the ability to be among the industry leaders in selling the most relevant technology, at the best value, to our customers. Our direct relationships with customers also allowed us to bring to market products that featured customer driven innovation, thereby allowing us to be on the forefront of changing user requirements and needs. Over time we have expanded our business model to include a broader portfolio of products, including services, and we have also added new distribution partners, such as retail, system integrators, value added resellers, and distributors, which allow us to reach even more end-users around the world. We also offer various financing alternatives, asset management services, and other customer financial services for business and consumer customers. As a part of our overall growth strategy, we have executed targeted acquisitions to augment select areas of our business with more products, services, and technology.

Our new distribution partnerships include the launch in Fiscal 2008 of our global retail initiative, offering select products in retail stores in the Americas, Europe, Middle East, and Africa (“EMEA”), and Asia Pacific-Japan (“APJ”) regions. In Fiscal 2008, we also launched PartnerDirect, a global program that brings our existing value-added reseller programs under one umbrella including training, certification, deal registration, focused sales and customer care, and a dedicated web portal.

We continue to simplify technology, enhance value, and lower costs for our customers while expanding our business opportunities. Underpinning these goals is our commitment to achieving world-class competitiveness, any-to-any supply chain, services and solutions, and sales effectiveness. We are currently focused on five key growth priorities which, when coupled with our core competencies, we believe will drive an optimal balance of long-term sustained growth, profitability, and liquidity:

–	Global Consumer — In the first quarter of Fiscal 2009, we realigned our management and financial reporting structure to focus on worldwide sales to individual consumers and retailers as a part of an internal consolidation of our consumer business. Our global consumer business sells to customers through our on-line store at www.dell.com, over the phone, and through our retail channel. The global consolidation of this business has improved our global sales execution and coverage through better customer alignment, targeted sales force investments in rapidly growing countries, and improved marketing tools. We are also designing new, innovative products with faster development cycles and competitive features including the new Studio line of notebooks, which allow consumers greater personalization and self expression. Finally, we have rapidly expanded our retail business in order to reach more consumers.

–	Enterprise — In the enterprise, our solution mission is to help companies of all sizes simplify their IT environments. The complete solution includes servers, storage, services, and software. At the core of this simplification is the problem with complexity in IT architecture and operations developed over decades and ineffective services models that create unnecessary complexity and cost. We are focused on helping customers identify and remove this unnecessary cost and complexity. This year we have strengthened our storage portfolio with expanded EqualLogic solutions, new PowerVault storage products, and fourth generation Dell ï EMC storage systems. We also invested in power and cooling solutions for our data center platforms, including blade servers, and as a result we have become the industry leader in server virtualization, power, and cooling performance.

–	Notebooks — Our goal is to reclaim notebook leadership by creating the best products while shortening our development cycle and being the most innovative developer of notebooks. To help meet this goal, we have separated our consumer and commercial design functions to drive greater focus on our product development process. According to IDC data, the sale of notebook units globally outpaced that of desktops for the first time during the third quarter of calendar 2008; this trend is expected to continue into the future. In the third quarter of Fiscal 2009, we introduced a new addition to our Dell Inspiron products with our new 3G enabled Inspiron Mini. In the fourth quarter of Fiscal 2009, we launched our new Studio XPS 13, Studio XPS 16, and Inspiron 15 notebooks for consumers, and we introduced our Latitude XT2 convertible tablet for our commercial customers. This year, we also had the largest global product launch in our company’s history with our new E-Series commercial Latitude and Dell Precision notebooks. We expect to continue to launch a number of new notebook products throughout Fiscal 2010, targeting various price and performance bands.

–	Small and Medium Business — We are focused on providing small and medium businesses with the simplest and most complete IT solution, customized for their needs, by extending our channel direct program (PartnerDirect) and expanding our offerings to mid-sized businesses. We are committed to improving our storage products and services as evidenced by our new building IT-as-a-Service solution, which provides businesses with remote and lifecycle management, e-mail backup, and software license management.

–	Emerging countries — We are focused on and investing resources in emerging countries with an emphasis on Brazil, Russia, India, and China (“BRIC”), where we expect significant growth to occur over the next several years. We are also creating customized products and services to meet the preferences and demands of individual countries and various regions, including the new Vostro A notebooks and desktops designed specifically for cost sensitive growing businesses in emerging economies.

We continue to invest in initiatives that will align our new and existing products around customers’ needs in order to drive long-term, sustainable growth, profitability, and cash flow. We also continue to grow our business organically and through acquisitions. During Fiscal 2009, we acquired three companies, with the largest being MessageOne, Inc. These acquisitions are targeted to further expand our service capabilities. We expect to make more acquisitions in the future.

Result of Operations

Consolidated Operations

The following table summarizes our consolidated results of operations for each of the past three fiscal years:

	Fiscal Year Ended
	January 30, 2009			February 1, 2008			February 2, 2007
		% of			% of			% of
	Dollars	Revenue	% Change	Dollars	Revenue	% Change	Dollars	Revenue
	(in millions, except per share amounts and percentages)

Net revenue	$61,101	100.0%	(0%)	$61,133	100.0%	6%	$57,420	100.0%
Gross margin	$10,957	17.9%	(6%)	$11,671	19.1%	23%	$9,516	16.6%
Operating expenses	$7,767	12.7%	(6%)	$8,231	13.5%	28%	$6,446	11.2%
Operating income	$3,190	5.2%	(7%)	$3,440	5.6%	12%	$3,070	5.4%
Income tax provision	$846	1.4%	(4%)	$880	1.4%	16%	$762	1.3%
Net income	$2,478	4.1%	(16%)	$2,947	4.8%	14%	$2,583	4.5%
Earnings per share — diluted	$1.25	N/A	(5%)	$1.31	N/A	15%	$1.14	N/A

Share Position — We shipped 43 million units in Fiscal 2009. According to IDC, in calendar year 2008, we maintained our second place position in the worldwide computer systems market with a share position of 15.1%. We gained share, both in the U.S. and internationally, as our worldwide growth of 11.1% for calendar 2008 exceeded the overall worldwide computer systems growth of 9.7%. Our gain in share was driven by a strong overall performance in the first half of Fiscal 2009 followed by a decline in unit shipments in our commercial business in the second half of the year, which was partially offset by strength in our global consumer business. Our commercial business’s slower unit growth in the second half of Fiscal 2009 reflects our decision in an eroding demand environment to selectively pursue unit growth opportunities while protecting profitability. We will continue to focus on improving the mix of our product portfolio to higher margin products and recurring revenue streams.

Fiscal 2009 compared to Fiscal 2008

Fiscal 2009 was a year of mixed results for us. During the first half of the fiscal year we capitalized on growth opportunities and experienced double digit growth driven by increased industry demand. This growth was followed by a period of challenging economic conditions, with a decline in global IT end-user demand. As a result, during the second half of Fiscal 2009, we realigned our balance of liquidity, profitability, and growth, selectively focusing on areas that provided profitable growth opportunities. Throughout the year we took actions to reduce operating expenses and optimize product costs. While no one can predict the severity and duration of the current global economic slowdown, we are planning for a continued challenging end-user demand environment in Fiscal 2010. We will selectively invest in strategic growth opportunities, and we will continue our activity around optimizing and transforming our cost structure.

Net Revenue — Fiscal 2009 revenue remained flat year-over-year at $61.1 billion even though unit shipments increased 7% year-over-year. Our revenue performance is primarily attributed to a decrease in selling prices, as discussed further below. During Fiscal 2009, our global commercial business revenue declined 2% year-over-year while unit shipment remained flat as a result of the challenging economic environment that was prevalent in the second half of Fiscal 2009. Our global consumer business offset this decline in revenue by posting year-over-year revenue growth of 11% on unit growth of 35% for Fiscal 2009.

Our average selling price (total revenue per unit sold) during Fiscal 2009 decreased 7% year-over-year. Average selling prices were impacted by a change in revenue mix between our commercial and consumer business. Selling prices in our commercial business are typically higher than our consumer business selling prices. During the year our global consumer unit shipments grew significantly whereas our commercial unit shipments remained flat year over year. Our increased presence in consumer retail also contributed to our average selling price decline as retail typically has lower average selling prices than our on-line and phone direct business. Average selling prices were also impacted by a competitive pricing environment. Our market strategy has been to concentrate on solution sales to drive a more profitable mix of products and services, while pricing our products to remain competitive in the marketplace. During Fiscal 2009, we continued to see competitive pressure, particularly for lower priced desktops and notebooks, as we targeted a broader range of products and price bands. We expect this competitive pricing environment will continue for the foreseeable future.

Revenue outside the U.S. represented approximately 48% of Fiscal 2009 net revenue. Outside the U.S., we produced 4% year-over-year revenue growth for Fiscal 2009 as opposed to a 3% decline in revenue for the U.S. The decline in our U.S. revenue is mainly attributable to our commercial business in the U.S., which was impacted by the downturn in the global economy during the second half of Fiscal 2009. Our U.S. consumer business was also impacted by the economic slowdown; however, its revenue increased 5% year-over-year, aided by our expansion into retail through an increased number of worldwide retail locations. Outside of the U.S. we continue to focus on revenue and unit growth in the BRIC countries. BRIC revenue growth during Fiscal 2009 was 20% as we are tailoring solutions to meet specific regional needs, enhancing relationships to provide customer choice and flexibility, and expanding into these and other emerging countries that represent the vast majority of the world’s population. From a worldwide product perspective, the continuing decline in desktop unit sales and prices, and decreases in mobility selling prices contributed heavily to our Fiscal 2009 performance.

During Fiscal 2009, the U.S. dollar experienced significant volatility relative to the other principal currencies in which we transact business with the exception of the Japanese Yen. We manage our business on a U.S. Dollar basis, and as a result of our comprehensive hedging program, foreign currency fluctuations did not have a significant impact on our consolidated results of operations.

Operating Income — Operating income decreased 7% year-over-year to $3.2 billion in Fiscal 2009. The decrease was partially driven by a shift in product mix that resulted in lower average selling prices. Additionally, operating income was impacted by higher cost of sales, which lowered our gross margin percentage, partially offset by reduced operating expenses.

Net Income — For Fiscal 2009 net income decreased 16% year-over-year to $2.5 billion. Net income was impacted by a 7% year-over-year decline in operating income, a 65% decline in investment and other income, and an increase in our effective tax rate from 23.0% to 25.4%.

Fiscal 2008 compared to Fiscal 2007

Net Revenue — Fiscal 2008 revenue increased 6% year-over-year to $61.1 billion, with unit shipments up 5% year-over-year. Revenue grew across all segments except for Global Consumer. Revenue outside the U.S. represented approximately 47% of Fiscal 2008 net revenue, compared to approximately 44% in the prior year. Outside the U.S., we produced 14% year-over-year revenue growth for Fiscal 2008. Combined BRIC revenue growth during Fiscal 2008 was 27%. Worldwide, all product categories grew revenue over the prior year other than desktop PCs, which declined 1% as consumers continued to migrate to mobility products.

In Fiscal 2008, our average selling price increased 2% year-over-year, which primarily resulted from our pricing strategy, compared to a 1% year-over-year increase for Fiscal 2007. In Fiscal 2008, we experienced intense competitive pressure, particularly for lower priced desktops and notebooks, as competitors offered aggressively priced products with better product recognition and more relevant feature sets.

During Fiscal 2008, the U.S. dollar weakened relative to the other principal currencies in which we transact business; however, as a result of our hedging activities, foreign currency fluctuations did not have a significant impact on our consolidated results of operations.

Operating Income — Operating income increased 12% year-over-year to $3.4 billion. The increased profitability was mainly a result of strength in mobility, solid demand for enterprise products, and a favorable component-cost environment. In Fiscal 2007, operating income was $3.1 billion.

Net Income — Net income increased 14% year-over-year to $2.9 billion for Fiscal 2008 from $2.6 billion in Fiscal 2007. Net income was impacted by a $112 million year-over-year increase in investment and other income, partially offset by an increase in our effective tax rate from 22.8% to 23.0%.

Revenues by Segment

We conduct operations worldwide. Effective in the first quarter of Fiscal 2009, we combined our consumer businesses of EMEA, APJ, and Americas International (formerly reported through Americas Commercial) with our U.S. Consumer business and re-aligned our management and financial reporting structure. As a result, effective in the first quarter of Fiscal 2009, our operating structure consisted of the following four segments: Americas Commercial, EMEA Commercial, APJ Commercial, and Global Consumer. Our commercial business includes sales to corporate, government, healthcare, education, small and medium business customers, and value-added resellers and is managed through the Americas Commercial, EMEA Commercial, and APJ Commercial segments. The Americas Commercial segment, which is based in Round Rock, Texas, encompasses the U.S., Canada, and Latin America. The EMEA Commercial segment, based in Bracknell, England, covers Europe, the Middle East, and Africa. The APJ Commercial segment, based in Singapore, encompasses the Asian countries of the Pacific Rim as well as Australia, New Zealand, and India. The Global Consumer segment, which is based in Round Rock, Texas, includes global sales and product development for individual consumers and retailers around the world. We revised previously reported operating segment information to conform to our new operating structure in effect during the first quarter of Fiscal 2009.

On December 31, 2008, we announced our intent during Fiscal 2010 to move from geographic commercial segments to global business units reflecting the impact of globalization on our customer base. Customer requirements now share more commonality based on their sector rather than physical location. We expect to combine our current Americas Commercial, EMEA Commercial, and APJ Commercial segments and realign our management structure. After this realignment, our operating structure will consist of the following segments: Global Large Enterprise, Global Public, Global Small and Medium Business (“SMB”), and our existing Global Consumer segment. We believe that these four distinct, global business organizations can capitalize on our competitive advantages and strengthen execution. We expect to begin reporting the four global business segments once we complete the realignment of our management and financial reporting structure, which is expected to be complete in the first half of Fiscal 2010.

During the second half of Fiscal 2008, we began selling desktop and notebook computers, printers, ink, and toner through retail channels in the Americas, EMEA, and APJ in order to expand our customer base. Our goal is to have strategic relationships with a number of major retailers in our larger geographic regions. During Fiscal 2009, we continued to expand our global retail presence, and we now reach over 24,000 retail locations worldwide.

The following table summarizes our net revenue by reportable segment for each of the past three fiscal years:

	Fiscal Year Ended
	January 30, 2009				February 1, 2008				February 2, 2007
		% of				% of				% of
	Dollars	Revenue	% Change		Dollars	Revenue	% Change		Dollars	Revenue
	(in millions, except percentages)

Net revenue:
Americas Commercial	$28,614	47%	(5%	)	$29,981	49%	6%		$28,289	49%
EMEA Commercial	13,617	22%	0%		13,607	22%	15%		11,842	21%
APJ Commercial	7,341	12%	2%		7,167	12%	15%		6,223	11%
Global Consumer	11,529	19%	11%		10,378	17%	(6%	)	11,066	19%

Net revenue	$61,101	100%	(0%	)	$61,133	100%	6%		$57,420	100%

Fiscal 2009 compared to Fiscal 2008

Americas Commercial — Americas Commercial revenue decreased 5% with unit shipments down 7% year-over-year for Fiscal 2009. Revenue declined across all business sectors within Americas Commercial, except for Latin America and sales to the U.S. Federal government, due to the decline in IT end-user demand environment. Growth in Latin America was led by Brazil and Argentina which experienced revenue growth of 18% and 10%, respectively, during Fiscal 2009 as compared to Fiscal 2008. Year-over-year, average selling prices increased 2% as we improved our mix of products and services during the year. From a product perspective, the revenue decline was primarily due to a decrease in desktop revenue of 14% on a unit decline of 9%, and a decrease in mobility revenue of 10% on a unit decline of 5%. Average selling prices for desktops and mobility products both decreased 6% year-over-year as a result of competitive pricing pressures due to the slowdown in IT spending. The decline in desktop and mobility sales was partially offset by revenue growth in services and software and peripherals, which increased 14% and 6%, respectively, during Fiscal 2009. We continue to focus on selling solutions to our customers to provide greater value for each dollar of spend and to bolster our average selling prices.

EMEA Commercial — During Fiscal 2009 EMEA Commercial revenue remained flat year-over-year at $13.6 billion on unit growth of 6%. This volume growth was mainly the result of a 21% year-over-year increase in mobility shipments. Even though mobility unit shipments increased 21%, revenue only increased 8% as average selling prices for mobility products declined 10% year-over-year. Due to the decline in IT spending, downward pricing pressures negatively impacted selling prices for EMEA Commercial’s mobility products as well as its desktop and servers and networking products as average selling prices for all products declined 6% year-over-year. In addition to mobility revenue growth, storage revenue and software and peripherals revenue grew 20% and 6%, respectively. Offsetting this revenue growth were year-over-year revenue declines of 11% and 5% for desktops and servers and networking, respectively. During Fiscal 2009, EMEA Commercial experienced challenging demand in Western Europe; however, there was double digit revenue growth in emerging countries such as the Czech Republic, Poland, and Ukraine. This growth, while consistent with our overall strategy, continued to drive a mix shift in the EMEA Commercial revenue base, towards products in lower price bands, which reduced average selling prices.

APJ Commercial — During Fiscal 2009, APJ Commercial experienced a 2% year-over-year increase in revenue on a unit volume increase of 10% as average revenue per unit declined 6%. Consistent with our other commercial segments, selling prices were strategically reduced to remain competitive in a slow global economy. Revenue grew across all product lines, year-over-year, except for desktop and servers and networking products. Revenue from mobility products grew 8% on a unit growth of 21%, and desktop revenue declined 2% on unit growth of 5% due to the continued shift in customer preference from desktops to notebooks. Storage, services, and software and peripherals revenue increased year-over-year by 12%, 6%, and 5%, respectively, for Fiscal 2009. From a country perspective, our targeted countries of India, the Philippines, Vietnam, and Indonesia experienced high double digit revenue growth during the year. During Fiscal 2009, year-over-year revenue growth in China, which is APJ Commercial’s largest country by revenue and is also a target country, slowed significantly as revenue grew only 1% due to a weakening global economy.

Global Consumer — Global Consumer revenue increased 11% in Fiscal 2009 from Fiscal 2008 on a unit volume increase of 35%. Average revenue per unit declined 18% due to our participation in a wider distribution of price bands including lower average sales prices realized as we expanded our presence in retail through an increased number of worldwide retail locations. Retail typically has lower average selling prices than our on-line and phone direct business. Mobility revenue grew 32% year-over-year on unit growth of 67%, and desktop revenue decreased 17% year-over-year on a unit decline of 5% as customer preference continued to shift from desktops to notebooks. Also contributing to Global Consumer’s revenue growth was software and peripherals revenue increase of 13% and continued strength in emerging markets. During calendar 2008, we have grown nearly two times the industry rate of growth on a unit basis and increased our global share to 8.7%, up from 7.8% in the previous year, driven by continued success in the global retail channel and a more diversified product portfolio. This growth was led by our APJ consumer business with a 45% year-over-year increase in revenue.

Fiscal 2008 compared to Fiscal 2007

Americas Commercial — Americas Commercial grew revenue as well as units by 6% in Fiscal 2008, compared to 3% revenue growth on a slight unit decline in Fiscal 2007. The increase in revenue in Fiscal 2008 resulted from strong sales of mobility products, servers and networking, services, and software and peripherals, which grew 9%, 8%, 9%, and 13%, respectively, year-over-year. The unit volume increases resulted from growth in notebooks. In Fiscal 2007, the slowdown of net revenue growth was due to desktop weakness, lower demand, and a significant decline in our Public business due to weakening sales to federal customers.

EMEA Commercial — For Fiscal 2008, EMEA Commercial represented 22% of our total consolidated net revenue as compared to 21% in Fiscal 2007. EMEA Commercial had 15% year-over-year net revenue growth as a result of unit shipment growth of 12%. Average price per unit increased 2%, which reflects the mix of products sold and a benefit from the strengthening of the Euro and British Pound against the U.S. dollar during Fiscal 2008, which influenced our pricing strategy. The revenue growth was primarily a result of higher demand for mobility products, represented by a unit shipment increase of 30%. Additionally, revenue grew year-over-year for all product categories within EMEA Commercial, led by growth in mobility, services, and software & peripherals revenue of 23%, 32%, and 18%, respectively.

APJ Commercial — During Fiscal 2008, APJ Commercial’s revenue continued to improve, with 15% revenue growth year-over-year. Consistent with the EMEA Commercial segment, these increases were mainly a result of strong growth in mobility. Unit sales of mobility products increased 32% in Fiscal 2008 as compared to Fiscal 2007. Sales of mobility products grew due to a shift in customer preference from desktops to notebooks as well as the strong reception of our Vostrotm notebooks. APJ Commercial also reported 21% growth in servers and networking revenue primarily due to our focus on delivering greater value within customer data centers with our rack optimized server platforms, whose average selling prices are higher than our tower servers. These increases were partially offset by a decrease in services revenue of 13%.

Global Consumer — Global Consumer revenue and unit volume decreased 6% and 12%, respectively, in Fiscal 2008, compared to revenue and unit decreases of 5% and 3%, respectively, in Fiscal 2007. Global Consumer revenue declined as compared to Fiscal 2007 primarily due to a 23% decline in desktop unit volumes. In Fiscal 2008, this segment’s average selling price increased 6% year-over-year mainly due to realigning prices and selling a more profitable product mix. In the fourth quarter of Fiscal 2008, the Global Consumer business began to improve and posted revenue growth of 16% over the fourth quarter of Fiscal 2007, which reflected changes we made to the business to reignite growth, including the introduction of four notebook families for consumers.

For additional information regarding our reportable segments, see Note 11 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Revenue by Product and Services Categories

The following table summarizes our net revenue by product category:

	Fiscal Year Ended
	January 30, 2009			February 1, 2008			February 2, 2007
		% of			% of			% of
	Dollars	Revenue	% Change	Dollars	Revenue	% Change	Dollars	Revenue
	(in millions, except percentages)

Net revenue:
Mobility	$18,638	31%	7%	$17,423	28%	13%	$15,480	27%
Desktop PCs	17,244	29%	(12%)	19,573	32%	(1%)	19,815	34%
Software and peripherals	10,603	17%	7%	9,908	16%	10%	9,001	16%
Servers and networking	6,275	10%	(3%)	6,474	11%	12%	5,805	10%
Services	5,715	9%	7%	5,320	9%	5%	5,063	9%
Storage	2,626	4%	8%	2,435	4%	8%	2,256	4%

Net revenue	$61,101	100%	(0%)	$61,133	100%	6%	$57,420	100%

Fiscal 2009 compared to Fiscal 2008

Mobility — During Fiscal 2009 revenue from mobility products (which includes notebook computers and mobile workstations) grew 7% on unit growth of 24%. According to IDC, our unit growth rate for calendar 2008 was 31%, which was consistent with the industry’s growth rate of 32%. The average selling prices of our mobility products across all of our segments dropped 14% year-over-year due to a soft demand environment and the continued expansion into retail by our Global Consumer segment due to an increased number of worldwide retail locations. Expansion into retail also contributed to our overall revenue growth as mobility revenue in Global Consumer increased 32% year-over-year on unit growth of 67%, as opposed to a decline in mobility revenue of 2% on unit growth of 7% in our global commercial business. APJ Commercial and EMEA Commercial both grew revenue by 8% on unit growth of 21%. However, Americas Commercial mobility revenue declined 10% year-over-year for Fiscal 2009 on a unit decline of 5% as we experienced conservative customer spending across all business sectors within Americas Commercial, including Latin America. The slow revenue growth in our commercial business can also be partially attributed to our transition to the new Latitudetm E-Series and Dell Precision notebook product lines during the second half of Fiscal 2009. Our new product lines range from the lightest ultra-portable in our history to the most powerful mobile workstation. We believe the on-going trend to mobility products will continue, and we are therefore focused on expanding our product platforms to cover broader price bands and functionalities.

In Fiscal 2009, we have launched industry leading mobility products such as the Inspiron 1525, Vostro, and 3G enabled Inspiron Mini. We also launched our ruggedized Latitudetm XFR, which is designed for reliable performance in the harshest environments, and introduced our completely new line of Latitudetm and Dell Precision notebooks. We introduced the Vostrotm A-Series and the Dell 500 during Fiscal 2009, which were specifically designed for emerging countries. All of our commercial products in emerging countries are now cost optimized. We will continue our cost optimization efforts in remaining products in Fiscal 2010.

Desktop PCs — During Fiscal 2009 revenue from desktop PCs (which includes desktop computer systems and workstations) decreased year-over-year 12% on a unit decline of 4%. The decline was primarily due to the on-going competitive pricing pressure for lower priced desktops and a softening in global IT end-user demand. Consequently, our average selling price for desktops decreased 8% year-over-year during Fiscal 2009 as we aligned our prices and product offerings with the marketplace. For Fiscal 2009, desktop revenue decreased across all segments. Our Global Consumer, Americas Commercial, EMEA Commercial, and APJ Commercial segments experienced year-over-year revenue declines of 17%, 14%, 11% and 2% respectively. We are continuing to see rising end-user demand for mobility products, which contributes to further slowing demand for desktop PCs as mobility growth is expected to continue to outpace desktop growth. During Fiscal 2009, we introduced four new models of our OptiPlextm commercial desktop systems. These systems cut power consumption by up to 43%, speed serviceability time by more than 40% versus our competition, and include a portfolio of services that can be accessed by the user as needed.

Software and Peripherals — Revenue from sales of software and peripherals (“S&P”) consists of Dell-branded printers, monitors (not sold with systems), projectors, and a multitude of competitively priced third-party peripherals including plasma and LCD televisions, software, and other products. This revenue grew 7% year-over-year for Fiscal 2009, driven by strength in software licensing primarily due to our acquisition of ASAP Software (“ASAP”) in the fourth quarter of Fiscal 2008. With ASAP, we now offer products from over 2,000 software publishers. At a segment level, Global Consumer led the revenue growth with a 13% year-over-year growth rate for Fiscal 2009. EMEA Commercial and Americas Commercial both experienced revenue growth of 6% during Fiscal 2009. S&P revenue for APJ Commercial increased 5% year-over-year during Fiscal 2009. We continue to believe that software licensing is a revenue growth opportunity as customers continue to seek out consolidated software sources.

Servers and Networking — During Fiscal 2009 revenue from sales of servers and networking products decreased 3% year-over-year on a unit increase of 4%. The decline in our server and networking revenue is due to demand challenges across all regions. To address the demand challenges and drive growth, we adjusted our pricing and product strategy to shift our product offerings to lower price bands. Consequently, our average selling price for servers and networking products decreased 7% year-over-year during Fiscal 2009. During Fiscal 2009, we experienced double digit growth in blades, 4-Socket rack servers, and our cloud computing initiatives. We expanded our server coverage to 88% of the server space, and we plan to increase our coverage to 95% next year. For calendar 2008, we were again ranked number one in the United States with a 35% share in server units shipped; worldwide, we were second with a 26% share. During the fiscal year, we have released our broadest lineup of dedicated virtualization solutions ever, including more than a dozen new servers, tools, and services, as a part of our mission to help companies of all sizes simplify their IT environments.

Services — Services consists of a wide range of services including assessment, design and implementation, deployment, asset recovery and recycling, training, enterprise support, client support, and managed lifecycle. Services revenue increased 7% year-over-year for Fiscal 2009 to $5.7 billion, as our annuity of deferred services revenue amortization increases in our Americas Commercial segment and a 10% year-over-year increase in consulting services revenue for Fiscal 2009. The increase in services revenue was also aided by our new

ProSupport offerings, which distilled ten service offerings down to two customizable packages spanning our commercial product and solutions portfolios with flexible options for service level and proactive management. We also expanded our services business with new offerings in enterprise solutions and remote infrastructure management. For Fiscal 2009, Americas Commercial and APJ Commercial led year-over-year revenue growth with increases of 14% and 6%, respectively. EMEA Commercial revenue declined 1% for Fiscal 2009. Our deferred service revenue balance increased 7% year-over-year to $5.6 billion at January 30, 2009, primarily due to strong unit growth in the first half of Fiscal 2009. We continue to view the services as a strategic growth opportunity and will continue to invest in our offerings and resources focused on increasing our solution sales.

Storage — Revenue from sales of storage products increased 8% year-over-year for Fiscal 2009. Year-over-year storage growth was led by strength in our PowerVault line and the strong performance of our EqualLogic iSCSI networked storage solutions, which we acquired in Fiscal 2008. EMEA Commercial, APJ Commercial, and Americas Commercial all contributed to the increase in storage revenue with year-over-year growth of 20%, 12% and 2%, respectively, for Fiscal 2009. During the fiscal year, we expanded our storage portfolio by adding increasingly flexible storage choices that allow customers to grow capacity, add performance and protect their data in a more economical manner.

Fiscal 2008 compared to Fiscal 2007

Mobility — In Fiscal 2008, revenue from mobility products grew 13% year-over-year on unit growth of 16%. The growth was led by the APJ Commercial and EMEA Commercial segments with 35% and 23% increases in revenue year-over-year, respectively, while Americas Commercial revenue increased 9%. Unit shipments grew year-over-year in these three segments by 32%, 30%, and 19%, respectively. Global Consumer mobility units were flat during Fiscal 2008 as compared to Fiscal 2007. Even though we posted mobility unit growth of 16% during Fiscal 2008, according to IDC, our growth was below the industry’s growth of 34% during calendar 2007. To capitalize on the industry growth in mobility, we separated our consumer and commercial design functions — focusing our consumer team on innovation and shorter design cycles. As a result, we launched four consumer notebook families, including Inspirontm color notebooks and XPStm notebooks, for which the demand was better than expected. We also introduced Vostrotm notebooks, specifically designed to meet the needs of small business customers. During the fourth quarter of Fiscal 2008, we launched our first tablet — the Latitudetm XT, the industry’s only sub-four pound convertible tablet with pen and touch capability.

Desktop PCs — During Fiscal 2008, revenue from desktop PCs decreased slightly from Fiscal 2007 revenue on a unit decline of 2% even though worldwide industry unit sales grew 5% during calendar 2007. The decline was primarily due to us being out of product feature and price position and consumers migrating to mobility products. Our Global Consumer segment continued to perform below expectation in Fiscal 2008 with a 13% year-over-year decrease in desktop revenue. Global Consumer was the primary contributor to our worldwide full year decline in desktop revenue with Americas Commercial also contributing to the weaker performance during Fiscal 2008 as compared to Fiscal 2007. The decline was partially offset by a strong performance in APJ Commercial where desktop revenue and units both increased 13% during Fiscal 2008 over prior year. In Fiscal 2008, we introduced Vostrotm desktops specifically designed to meet the needs of small business customers.

Software and Peripherals — In Fiscal 2008, S&P revenue increased 10% year-over-year. EMEA Commercial lead S&P revenue growth with a year-over-year increase of 18%, and Americas Commercial and APJ Commercial revenue growth was 13% and 12%, respectively, during Fiscal 2008 as compared to Fiscal 2007. The increase in S&P revenue was primarily attributable to strength in imaging and printing, digital displays, and software licensing. We also acquired ASAP during the year as we believe having stronger software licensing offerings and related customer management tools are areas of strategic opportunity.

Servers and Networking — In Fiscal 2008, servers and networking revenue grew 12% on unit growth of 6% year-over-year as compared to industry unit growth of 8%. Our unit growth was slightly behind the growth in the overall industry, while we improved our product feature sets by transitioning to new platforms, and as we managed through the realignment of certain portions of our sales force to address sales execution deficiencies. A significant portion of the revenue growth was due to higher average selling prices, which increased 5% during Fiscal 2008 as compared to the prior year. Fourth quarter year-over-year revenue growth of 2% was below industry growth and our expectations as conservatism in the U.S. commercial sectors affected sales of our server products. All regions experienced strong year-over-year revenue growth with APJ Commercial leading the way with 21% growth on unit growth of 6%; additionally, server and networking revenue increased 16% and 8% in EMEA Commercial and Americas Commercial, respectively. For Fiscal 2008, we were again ranked number one in the United States with a 34% share in server units shipped; worldwide we were second with a 25% share. Servers and networking remains a strategic focus area. Late in the fourth quarter, we launched our 10G blade servers — the most energy efficient blade server solution on the market. Our PowerEdge servers were ranked number one in server benchmark testing for overall performance, energy efficiency, and price.

Services — In Fiscal 2008, revenue from services (which includes the sale and servicing of our extended product warranties) increased 5% year-over-year compared to a 20% increase in Fiscal 2007. EMEA Commercial drove services revenue growth with a 32% increase in Fiscal 2008 as compared to Fiscal 2007, and Americas Commercial contributed with 9% revenue growth. This growth was offset by revenue declines in Global Consumer and APJ Commercial of 25% and 13%, respectively. Strong Fiscal 2008 services sales increased our deferred service revenue balance by approximately $1.0 billion in Fiscal 2008, a 25% increase to approximately $5.3 billion. During Fiscal 2008, we acquired a number of service technologies and capabilities through acquisitions of certain companies. These capabilities are being used to build-out our mix of service offerings. We are continuing to make progress in services including ProSupport, remote infrastructure management, and Software as a Service (SaaS), which are aimed at simplifying IT for our customers.

Storage — In Fiscal 2008, storage revenue increased 8% as compared to a 21% increase in Fiscal 2007. The revenue growth was led by EMEA Commercial, which experienced strong growth of 18%; additionally, APJ Commercial and Americas Commercial increased 10% and 5%, respectively. In Fiscal 2008, we expanded both our PowerVault and Dell ï EMC solutions that drove both additional increases in performance and customer value. During the fourth quarter of Fiscal 2008, we completed the acquisition of EqualLogic, Inc., an industry leader in iSCSI SANs. With this acquisition, we now provide much broader product offerings for small and medium business consumers.

Gross Margin

The following table presents information regarding our gross margin during each of the past three fiscal years:

	Fiscal Year Ended
	January 30, 2009				February 1, 2008			February 2, 2007
		% of	%			% of	%		% of
	Dollars	Revenue	Change		Dollars	Revenue	Change	Dollars	Revenue
	(in millions, except percentages)

Net revenue	$61,101	100.0%	(0%	)	$61,133	100.0%	6%	$57,420	100.0%
Gross margin	$10,957	17.9%	(6%	)	$11,671	19.1%	23%	$9,516	16.6%

Fiscal 2009 compared to Fiscal 2008

During Fiscal 2009, our gross margin decreased in absolute dollars by $714 million compared to the prior year with a corresponding decrease in gross margin percentage to 17.9% from 19.1%. As a result of competitive pricing pressures and further expansion into retail through an increased number of worldwide retail locations, there was a decrease in our average selling prices, which contributed to a decline in gross margin. The year-over-year gross margin percentage decline can be further attributed to the fact that Fiscal 2008 witnessed unusually high component costs declines, whereas Fiscal 2009 component cost declines returned to more typical levels. During Fiscal 2009 we made continued progress against our ongoing cost improvement initiatives, which resulted in a number of new cost optimized product launches during the second half of 2009.

We continue to actively review all aspects of our facilities, logistics, supply chain, and manufacturing footprints. This review is focused on identifying efficiencies and cost reduction opportunities while maintaining a strong customer experience. Examples of this include the closure of our desktop manufacturing facility in Austin, Texas, the sale of our call center in El Salvador, and the recent announcement of our migration and closure of manufacturing operations from our Limerick, Ireland facility to our Polish facility and third party manufacturers. The cost of these actions and other severance and business realignment reductions was $282 million in Fiscal 2009, of which approximately $146 million affected gross margin. We expect to continue to reduce headcount, and we may realign or close additional facilities depending on a number of factors, including end-user demand, capabilities, and our migration to a more variable cost manufacturing model. These actions will result in additional business realignment costs in the future, although no plans were finalized at January 30, 2009.

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

Fiscal 2008 compared to Fiscal 2007

During Fiscal 2008, our gross margin increased in absolute dollars and as a percentage of revenue from Fiscal 2007, driven by greater cost declines. The cost environment was more favorable in the first half of Fiscal 2008 than the second half, which resulted in a decline in our gross margin percentage from 19.6% in the first half to 18.6% in the second half of the year. The fourth quarter of Fiscal 2008 was positively impacted by a $58 million reduction in accrued liabilities for a one-time adjustment related to a favorable ruling by the German Federal Supreme Court on a copyright levy case.

Operating Expenses

The following table presents information regarding our operating expenses during each of the past three fiscal years:

	Fiscal Year Ended
	January 30, 2009				February 1, 2008			February 2, 2007
		% of	%			% of	%		% of
	Dollars	Revenue	Change		Dollars	Revenue	Change	Dollars	Revenue
	(in millions, except percentages)

Operating expenses:
Selling, general, and administrative	$7,102	11.6%	(6%	)	$7,538	12.4%	27%	$5,948	10.3%
Research, development, and engineering	663	1.1%	9%		610	1.0%	22%	498	0.9%
In-process research and development	2	0.0%	(98%	)	83	0.1%	N/A	-	-

Operating expenses	$7,767	12.7%	(6%	)	$8,231	13.5%	28%	$6,446	11.2%

Fiscal 2009 compared to Fiscal 2008

Selling, General, and Administrative — During Fiscal 2009, selling, general, and administrative (“SG&A”) expenses decreased 6% to $7.1 billion from $7.5 billion in Fiscal 2008. Compensation and benefits expense, excluding expenses related to headcount and infrastructure reductions, decreased approximately $250 million in Fiscal 2009 compared to Fiscal 2008, driven primarily by decreases in bonus-related expenses due to weaker company performance versus bonus plan targets and lower sales commission expenses. Compensation-related expenses also included $73 million of stock option acceleration in Fiscal 2009, while Fiscal 2008 included $76 million for the cash payments made for expiring stock options. Additionally, with the increase in retail volumes and the associated cooperative advertising programs, as well as other factors, advertising expenses decreased approximately $130 million from Fiscal 2008. Furthermore, costs associated with the ongoing U.S. Securities and Exchange Commission (“SEC”) investigation and the Audit Committee’s now completed independent investigation decreased by $117 million from $160 million for Fiscal 2008 to $43 million for Fiscal 2009. These decreases were partially offset by an increase in SG&A expenses related to headcount and infrastructure reductions through our on-going cost optimization efforts, which were $136 million for Fiscal 2009 compared to $92 million for Fiscal 2008.

Research, Development, and Engineering — Research, development, and engineering (“RD&E”) expenses increased 9% to $663 million for Fiscal 2009 compared to $610 million for Fiscal 2008, remaining at approximately 1% of revenue for both fiscal years. The increase in RD&E expense is primarily due to approximately $45 million increase in compensation and benefits expenses as we continue to expand our research and development activities in our EqualLogic and Data Center Solutions offerings. We manage our research, development, and engineering spending by targeting those innovations and products that are most valuable to our customers and by relying upon the capabilities of our strategic partners. We will continue to invest in research, development, and engineering activities to support our growth and to provide for new, competitive products. We have obtained 2,253 worldwide patents and have applied for 2,514 additional worldwide patents as of January 30, 2009.

In-Process Research and Development — We recognized in-process research and development (“IPR&D”) charges in connection with acquisitions accounted for as business combinations, as more fully described in Note 7 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.” We recorded IPR&D charges of $2 million during Fiscal 2009 and $83 million during Fiscal 2008. Prior to Fiscal 2008, there were no IPR&D charges related to acquisitions.

In May 2007, we announced that we had initiated a comprehensive review of costs across all processes and organizations with the goal to simplify structure, eliminate redundancies, and better align operating expenses with the current business environment and strategic growth opportunities. These efforts are continuing. Since the second quarter of Fiscal 2008 and through the end of Fiscal 2009, we have reduced headcount by approximately 13,500 and closed some of our facilities. We expect to take further actions to reduce costs and invest in strategic growth areas while focusing on scaling costs and improving productivity.

Fiscal 2008 compared to Fiscal 2007

Selling, General, and Administrative — During Fiscal 2008, SG&A expenses increased 27% to $7.5 billion. The increase was primarily due to higher compensation and benefits expense, increased outside consulting fees, and investigation costs. Compensation-related expenses and expenses related to headcount and infrastructure reductions increased approximately $1.0 billion in Fiscal 2008 compared to Fiscal 2007. This increase was driven both by bonus-related expenses, which increased substantially compared to Fiscal 2007 when bonuses were paid at a reduced amount, as well as an increased average headcount for Fiscal 2008. The increase in compensation related expenses also includes $76 million (of the total of $107 million) of additional expense for cash payments for expiring stock options. SG&A expenses related to headcount and infrastructure reductions were $92 million for Fiscal 2008, and expenses related to the SEC and Audit Committee investigations were $160 million and $100 million for Fiscal 2008 and Fiscal 2007, respectively.

Research, Development, and Engineering — During Fiscal 2008, RD&E expenses increased 22% to $610 million compared to $498 million in Fiscal 2007. The increase in research, development, and engineering was primarily driven by significantly higher compensation costs. The higher compensation costs are partially attributed to increased focused investments in research and development (“R&D”), which are critical to our future growth and competitive position in the marketplace. During Fiscal 2008, we implemented our “Simplify IT” initiative for our customers. R&D is the foundation for this initiative, which is aimed at allowing customers to deploy IT faster, run IT at a lower total cost, and grow IT smarter.

Operating Income

Fiscal 2009 compared to Fiscal 2008

Operating income decreased 7% year-over-year to $3.2 billion in Fiscal 2009 from $3.4 billion in Fiscal 2008. The decrease in operating income is primarily attributable to our gross margin decline, partially offset by a 6% reduction in operating expenses year-over-year due to factors discussed in the Operating Expenses section. During Fiscal 2009, we experienced customer and product mix shift as our global consumer business grew significantly in both units and revenue as compared to Fiscal 2008 and as our commercial business revenue declined on flat unit shipments during the same time period. Also impacting operating income was the decline in profitability in our EMEA Commercial segment and higher than historical average declines in component costs in Fiscal 2008, which returned to more typical declines in Fiscal 2009.

Americas Commercial — For Fiscal 2009, operating income percentage increased 40 basis points year-over-year. Operating income improved as a result of a year-over-year 2% increase in average selling prices due to an improved mix of products and services and lower component costs during the second half of Fiscal 2009. Additionally, operating expenses declined 4% year-over-year as we managed our operating expenses tightly and streamlined our organizational operations.

EMEA Commercial — For Fiscal 2009, operating income percentage decreased approximately 300 basis points from Fiscal 2008, and operating income dollars decreased 44% while revenue remained flat. Operating income dollars and percentage were adversely impacted by a 6% decrease in average selling prices as sales mix shifted toward lower price bands, especially in notebooks. Operating income dollars and percentage were also adversely impacted by weaker western European markets coupled with significant growth in emerging markets where product sales are generally in the lower price and profitability bands. Also impacting operating income was a 2% year-over-year increase in operating expenses as well as increases in severance and business realignment expenses.

APJ Commercial — Operating income percentage increased approximately 30 basis points year-over-year from Fiscal 2008, and operating income dollars increased 8% on a revenue increase of 2% due to lower component costs and an improved mix of products and services. Partially offsetting the operating income improvement was a year-over-year increase in operating expenses of 7% during Fiscal 2009 mainly due to increased severance and business realignment expenses.

Global Consumer — Global Consumer’s operating income percentage increased year-over-year by approximately 120 basis points to 1%, and operating income dollars grew from $2 million in Fiscal 2008 to $143 million in Fiscal 2009 on revenue and unit growth of 11% and 35%, respectively. Operating income was negatively impacted by an 18% year-over-year decrease in average selling prices for Fiscal 2009 as we participated in a broader spectrum of consumer product opportunities and continued our expansion into retail. Additionally, operating expenses declined 19% year-over-year as we began to realize the benefits from our cost-improvement initiatives. In the near-term, we expect the operating income percentage for Global Consumer to be in the 1% - 2% range as we balance profitability, liquidity and growth in our expansion in this strategic market.

Fiscal 2008 compared to Fiscal 2007

Operating income increased 12% year-over-year to $3.4 billion. The increased profitability was mainly a result of strength in mobility, solid demand for enterprise products, and a favorable component-cost environment. In Fiscal 2007, operating income was $3.1 billion.

Americas Commercial — For Fiscal 2008, operating income percentage increased 30 basis points year-over-year, and operating income dollars grew 9% year-over-year mainly due to lower component costs. The operating income improvement was partially offset by a year-over-year increase in operating expenses of 26%.

EMEA Commercial — For Fiscal 2008, operating income percentage increased approximately 200 basis points from Fiscal 2007, and operating income dollars increased due to significantly stronger gross margins. Partially offsetting this growth was a 170 basis points increase in operating expenses as a percent of revenue.

APJ Commercial — Operating income percentage increased 50 basis points year-over-year from Fiscal 2007, and operating income dollars increased 27% on revenue growth of 15%. Impacting the growth in operating income was lower component costs in Fiscal 2008 as compared to Fiscal 2007 partially offset by a year-over-year increase in operating expenses as a percentage of revenue.

Global Consumer — Global Consumer’s operating income percentage decreased year-over-year by approximately 120 basis points, and operating income dollars declined from $130 million in Fiscal 2007 to $2 million in Fiscal 2008 on revenue and unit decline of 6% and 12%, respectively. A significant improvement in gross margins was more than offset by a 23% increase in operating expenses and our expansion into retail during the second half of Fiscal 2008.

Stock-Based Compensation

We use the 2002 Long-Term Incentive Plan, amended in December 2007, for stock-based incentive awards. These awards can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units, or performance shares.

Stock-based compensation expense totaled $418 million for Fiscal 2009, compared to $436 million and $368 million for Fiscal 2008 and Fiscal 2007, respectively. Stock-based compensation expense for Fiscal 2009 includes $104 million of expense for accelerated options, and Fiscal 2008 includes cash payments of $107 million made for expired in-the-money stock options. Both of these items are discussed below.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified prospective transition method under SFAS 123(R) effective the first quarter of Fiscal 2007. Included in stock-based compensation is the fair value of stock-based awards earned during the year, including restricted stock, restricted stock units, and stock options, as well as the discount associated with stock purchased under our employee stock purchase plan (“ESPP”). The ESPP was discontinued effective February 2008 as part of an overall assessment of our benefits strategy. For further discussion on stock-based compensation, see Note 5 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

At January 30, 2009, there was $1 million and $507 million of total unrecognized stock-based compensation expense related to stock options and non-vested restricted stock, respectively, with the unrecognized stock-based compensation expense expected to be recognized over a weighted-average period of 2.3 years and 2.0 years, respectively. At February 1, 2008, there was $93 million and $600 million of total unrecognized stock-based compensation expense related to stock options and non-vested restricted stock, respectively, with the unrecognized stock-based compensation expense expected to be recognized over a weighted-average period of 2.0 years and 1.9 years, respectively. At February 2, 2007, there was $139 million and $356 million of total unrecognized stock-based compensation expense related to stock options and non-vested restricted stock, respectively, with the unrecognized stock-based compensation expense expected to be recognized over a weighted-average period of 1.7 years and 2.4 years, respectively.

On January 23, 2009, our Board of Directors approved the acceleration of the vesting of unvested “out-of-the-money” stock options (options that have an exercise price greater than the current market stock price) with exercise prices equal to or greater than $10.14 per share for approximately 2,800 employees holding options to purchase approximately 21 million shares of common stock. We concluded the modification to the stated vesting provisions was substantive after we considered the volatility of our share price and the exercise price of the amended options in relation to recent share values. Because the modification was considered substantive, the remaining unearned compensation expense of $104 million was recorded as an expense in Fiscal 2009. The weighted-average exercise price of the options that were accelerated was $21.90.

Due to our inability to timely file our Annual Report on Form 10-K for Fiscal 2007, we suspended the exercise of employee stock options, the vesting of restricted stock units, and the purchase of shares under the ESPP on April 4, 2007. As a result, we decided to pay cash to current and former employees who held in-the-money stock options (options that had an exercise price less than the then current market price of the stock) that expired during the period of unexercisability. We made payments of approximately $107 million in Fiscal 2008, which were expensed, relating to expired in-the-money stock options. We resumed allowing the exercise of employee stock options by employees and the settlement of restricted stock units on October 31, 2007. The purchase of shares under the ESPP was not resumed as the plan was discontinued during the first quarter of Fiscal 2009.

Investment and Other Income, net

The table below provides a detailed presentation of investment and other income, net for Fiscal 2009, 2008, and 2007.

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2009	2008	2007
	(in millions)

Investment and other income, net:
Investment income, primarily interest	$180	$496	$368
(Losses) gains on investments, net	(10)	14	(5)
Interest expense	(93)	(45)	(45)
CIT minority interest	-	(29)	(23)
Foreign exchange	115	(30)	(37)
Gain on sale of building	-	-	36
Other	(58)	(19)	(19)

Investment and other income, net	$134	$387	$275

The year-over-year decrease in investment income for the fiscal year ended January 30, 2009, is primarily due to decreased interest rates on lower average investment balances. Gain (losses) on investments decreased for Fiscal 2009 as compared to Fiscal 2008, primarily due to a $11 million loss recorded for other-than-temporarily impaired investments during Fiscal 2009 based on a review of factors consistent with those disclosed in Note 2 of Notes to Consolidated Financial Statements included “Part II — Item 8 — Financial Statements and Supplementary Data” and due to sales of securities during Fiscal 2008. We continue to monitor our investment portfolio and take steps to mitigate impacts from the current volatility in the capital markets. The year-over-year increase in interest expense is attributable to interest on the $1.5 billion debt issued in the first quarter of Fiscal 2009. CIT minority interest was eliminated due to our purchase of CIT Group Inc.’s (“CIT”) 30% interest in Dell Financial Services L.L.C. (“DFS”) during the fourth quarter of Fiscal 2008. Foreign exchange increased year-over-year for Fiscal 2009 due to gains realized on our hedge program. During Fiscal 2009, we recognized a $35 million decline in the fair market value of our investments related to our deferred compensation plan. These expenses are included in Other in the table above.

In addition to the gains realized from revaluation of our unhedged currencies, the year-over-year increase in foreign exchange for Fiscal 2009, as compared to the prior year, is due to a $42 million gain in Fiscal 2009 resulting from the correction of errors in the remeasurement of certain local currency balances to the functional currency in prior periods. A deferred revenue liability was incorrectly remeasured over time based on changes in currency exchange rates instead of remaining at historical exchange rates. There was also a tax liability incorrectly held at a historical rate instead of being remeasured over time based on changes in currency exchange rates.

The increase in investment income in Fiscal 2008 from Fiscal 2007 is primarily due to earnings on higher average balances of cash equivalents and investments, partially offset by lower interest rates. In Fiscal 2007, investment income increased from the prior year primarily due to rising interest rates, partially offset by a decrease in interest income earned on lower average balances of cash equivalents and investments. The gains in Fiscal 2008 as compared to losses in Fiscal 2007 are mainly the result of sales of securities. The foreign exchange loss in Fiscal 2008 and Fiscal 2007 is mainly due to higher net losses on derivative instruments. The gain on sale of building relates to the sale of a building in EMEA.

Income Taxes

Our effective tax rate was 25.4%, 23.0%, and 22.8% for Fiscal 2009, 2008, and 2007, respectively. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income and permanent differences between the book and tax treatment of certain items. The increase in our effective income tax rate for Fiscal 2009 from Fiscal 2008 is primarily due to an increased mix of profits in higher tax rate jurisdictions. In the fourth quarter of Fiscal 2008, we were able to access $5.3 billion in cash from a subsidiary outside of the U.S. to fund share repurchases, acquisitions, and the continued growth of DFS. Accessing the cash slightly increased our effective tax rate in Fiscal 2008. The taxes related to accessing the foreign cash and nondeductibility of the in-process research and development acquisition charges were offset primarily by the increase of our consolidated profitability in lower tax rate jurisdictions during Fiscal 2008. Our foreign earnings are generally taxed at lower rates than in the United States. We do not expect our Fiscal 2010 effective tax rate to vary significantly from our Fiscal 2009 effective tax rate.

Deferred tax assets and liabilities for the estimated tax impact of temporary differences between the tax and book basis of assets and liabilities are recognized based on the enacted statutory tax rates for the year in which we expect the differences to reverse. A valuation allowance is established against a deferred tax asset when it is more likely than not that the asset or any portion thereof will not be realized. Based upon all the available evidence including expectation of future taxable income, we have determined that we will be able to realize all of our deferred tax assets, net of valuation allowances.

We adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) effective February 3, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income taxes recognized in our financial statements in accordance with SFAS 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s widely understood administrative practices and precedents. Once the recognition threshold is met, the portion of the tax benefit that is recorded represents the largest amount of tax benefit that is greater than 50 percent likely to be realized upon settlement with a taxing authority. The adoption of FIN 48 resulted in a decrease to stockholders’ equity of approximately $62 million in the first quarter of Fiscal 2008. For a further discussion of the impact of FIN 48, see Note 3 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

We are currently under income tax audits in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which we are subject include fiscal years 1997 through 2009. As a result of these audits, we maintain ongoing discussions and negotiations relating to tax matters with the taxing authorities in these various jurisdictions. Our U.S. Federal income tax returns for fiscal years 2004 through 2006 are under examination, and the Internal Revenue Service has proposed certain preliminary assessments primarily related to transfer pricing matters. We anticipate this audit will take several years to resolve and continue to believe that we have provided adequate reserves related to the matters under audit. However, should we experience an unfavorable outcome in this matter, it could have a material impact on our financial statements. Although the timing of income tax audit resolution and negotiations with taxing authorities are highly uncertain, we do not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

We take certain non-income tax positions in the jurisdictions in which we operate and have received certain non-income tax assessments from various jurisdictions. We are also involved in related non-income tax litigation matters in various jurisdictions. We believe our positions are supportable, a liability is not probable, and that we will ultimately prevail. However, significant judgment is required in determining the ultimate outcome of these matters. In the normal course of business, our positions and conclusions related to our non-income taxes could be challenged and assessments may be made. To the extent new information is obtained and our views on our positions, probable outcomes of assessments, or litigation changes, changes in estimates to our accrued liabilities would be recorded in the period in which the determination is made.

Out of Period Adjustments

During Fiscal 2009, adjustments to correct items related to prior periods, in the aggregate, increased income before taxes and net income by approximately $95 million and $33 million, respectively. Because these errors, both individually and in the aggregate, were not material to any of the prior years’ financial statements and the impact of correcting these errors in the current year is not material to the full year Fiscal 2009 Consolidated Financial Statements, we recorded the correction of these errors in the Fiscal 2009 Consolidated Financial Statements.

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. At January 30, 2009, our gross accounts receivable balance was $4.8 billion, a 20% decrease from our balance at February 1, 2008. This decrease in accounts receivable was due to lower sales in the second half of Fiscal 2009 as compared to the prior year. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on specific identifiable customer accounts that are deemed at risk and general historical bad debt experience. As of January 30, 2009 and February 1, 2008, the allowance for doubtful accounts was $112 million and $103 million, respectively. Based on our assessment, we believe we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and have taken actions in Fiscal 2009 to reduce our exposure to credit losses, including tightening our credit granting practices.

Financing Receivables

At January 30, 2009 and February 1, 2008, our net financing receivables balance was $2.2 billion and $2.1 billion respectively. The increase in financing receivables is primarily attributable to an increase in our investment in retained interest, partially offset by a decrease in gross revolving loan receivables. Retained interest increased $173 million from our balance at February 1, 2008, due to a modification to one of our securitization agreements, resulting in a scheduled amortization of the transaction. During the scheduled amortization period, additional purchases made on existing securitized revolving loans are transferred to the qualified special purpose entity, which increased our retained interest balance. See Off-Balance Sheet Arrangements for additional information.

Gross revolving loan receivables decreased $100 million from our balance at February 1, 2008, due to a reduction in the amount of promotional receivables. From time to time, we offer certain customers with the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full, no interest is charged. During Fiscal 2009, we reduced our promotional offerings. Promotional receivables were $352 million and $668 million, at January 30, 2009, and February 1, 2008, respectively.

We expect growth in financing receivables throughout Fiscal 2010. To manage this growth, we will continue to balance the use of our own working capital and other sources of liquidity. The key decision factors in the funding decision are the cost of funds, required credit enhancements for receivables sold to the conduits, and the ability to access the capital markets. See Note 6 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for additional information about our financing receivables.

We maintain an allowance to cover financing receivable credit losses. Consistent with trends in the financial services industry, during Fiscal 2009 and Fiscal 2008, we experienced year-over-year increased financing receivable credit losses. Net principal charge-offs for Fiscal 2009 and Fiscal 2008 were $86 million and $40 million, respectively. These amounts represent 5.5% and 2.7% of the average outstanding customer financing receivable balance (including accrued interest) for the respective years. We have taken underwriting actions to limit our exposure to losses, including reducing our credit approval rate. We continue to assess our portfolio risk and take additional underwriting actions as we deem necessary. Our estimate of subprime customer receivables was approximately 20% of the gross customer receivable balance at January 30, 2009, and February 1, 2008.

The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. Substantial changes in the economic environment or any of the factors mentioned above could change the expectation of anticipated credit losses. As of January 30, 2009, and February 1, 2008, the allowance for financing receivable losses was $149 million and $96 million, respectively. A 10% change in this allowance would not be material to our consolidated results. Based on our assessment of the customer financing receivables and the associated risks, we believe that we are adequately reserved.

See Note 6 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for additional information.

Current Market Conditions

In connection with the weakened global economic conditions, during Fiscal 2009, we took the following actions to manage our risks:

•	Diversified financial partner exposure.

•	Monitored the financial health of our supplier base.

•	Tightened requirements for customer credit.

•	Monitored the risk concentration of our cash and cash equivalents balance.

•	Continued to monitor our balance sheet exposure, primarily trade accounts receivable and financing receivables, to ensure that we do not have significant concentrations of risk with any single customer or industry group. As of January 30, 2009, no single industry group or specific customer represented more than 10% of our trade accounts or financing receivables balance.

•	Updated our second quarter analysis of potential triggering events for goodwill and intangible asset impairment in the fourth quarter of Fiscal 2009. Based on this analysis, we concluded that there was no evidence that would indicate an impairment of goodwill or intangible assets.

•	Changed our investment strategy to hold securities with shorter durations.

•	Continued to monitor the effectiveness of our foreign currency hedging program.

We monitor credit risk associated with our financial counterparties using various market credit risk indicators such as reviews and actions taken by rating agencies and changes in credit default swap levels. We perform periodic evaluations of our positions with these counterparties and may limit the amount of agreements or contracts entered into with any one counterparty in accordance with our policies. We do not anticipate non-performance by any counterparty. We believe that no significant concentration of credit risk for investments exists. The impact on the financial statements of any credit adjustments related to these counterparties has been immaterial.

Market Risk

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks.

Foreign Currency Hedging Activities

Our objective in managing our exposures to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations on earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, we utilize foreign currency option contracts and forward contracts to hedge our exposure on forecasted transactions and firm commitments in more than 20 currencies in which we transact business. Our exposure to foreign currency movements is comprised of certain principal currencies. During Fiscal 2009, these principal currencies were the Euro, British Pound, Japanese Yen, Canadian Dollar, and Australian Dollar. We monitor our foreign currency exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions. However, there can be no assurance that our foreign currency hedging activities will continue to substantially offset the impact of fluctuations in currency exchange rates on our results of operations and financial position in the future. During Fiscal 2009, the U.S. dollar strengthened relative to the other principal currencies in which we transact business with the exception of the Japanese Yen. However, we manage our business on a U.S. dollar basis, and as a result of our comprehensive hedging program, foreign currency fluctuations did not have a significant impact on our consolidated results of operations.

Based on our foreign currency cash flow hedge instruments outstanding at January 30, 2009, and February 1, 2008, we estimate a maximum potential one-day loss in fair value of approximately $393 million and $57 million, respectively, using a Value-at-Risk (“VAR”) model. By using market implied rates and incorporating volatility and correlation among the currencies of a portfolio, the VAR model simulates three thousand randomly generated market prices and calculates the difference between the fifth percentile and the average as the Value-at-Risk. In Fiscal 2009, both higher volatility and correlation increased the VAR significantly. Forecasted transactions, firm commitments, fair value hedge instruments, and accounts receivable and payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that will be incurred. Additionally, as we utilize foreign currency instruments for hedging forecasted and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Cash and Investments

At January 30, 2009, we had $9.5 billion of total cash, cash equivalents, and investments. The objective of our investment policy and strategy is to manage our total cash and investments balances to preserve principal and maintain liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and through the use of third-party investment managers.

Of the $9.5 billion, $8.4 billion is classified as cash and cash equivalents. Our cash equivalents primarily consist of money market funds. Due to the nature of these investments, we consider it reasonable to expect that they will not be significantly impacted by a change in interest rates, and that these investments can be liquidated for cash at short notice. As of January 30, 2009, our cash equivalents are at carrying value.

The remaining $1.1 billion is primarily invested in fixed income securities including government, agency, asset-backed, mortgage-backed and corporate debt securities of varying maturities at the date of acquisition. The fair value of our portfolio is affected primarily by interest rates more so than by the credit and liquidity issues currently facing the capital markets. We attempt to mitigate these risks by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with an A-1 rating, limiting the amount that can be invested in any single issuer, and by investing in short to intermediate term investments whose market value is less sensitive to interest rate changes. As of January 30, 2009, and February 1, 2008, we did not hold any auction rate securities. Our exposure to asset and mortgage backed securities is less than 1% of the value of the portfolio. The total carrying value of investments in asset-backed and mortgage-backed debt securities was approximately $54 million and $550 million at January 30, 2009, and February 1, 2008, respectively. Based on our investment portfolio and interest rates at January 30, 2009, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $5 million in the fair value of the investment portfolio.

We periodically review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. At January 30, 2009, our portfolio included securities with unrealized losses totaling $10 million, which have been recorded in other comprehensive income (loss), as we believe the investments are not other-than-temporarily impaired. While these available-for-sale securities have market values below cost, we believe it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the decline in the market value is primarily due to changes in interest rates and not increased credit risk.

During Fiscal 2009, we recorded an $11 million other-than-temporary impairment loss based on a review of factors consistent with those disclosed in Note 2 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.” Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, previously recorded other-than-temporary impairment charges, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The investments other-than-temporarily impaired during Fiscal 2009 were asset-backed securities and were impaired due to severe price degradation or price degradation over an extended period of time, rise in delinquency rates and general credit enhancement declines.

The fair value of our portfolio is based on prices provided from national pricing services, which we currently believe are indicative of fair value as our assessment is that the inputs are market observable. We will continue to evaluate whether the inputs are market observable in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”). We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact our SFAS 157 disclosures.

Debt

The following table summarizes our long-term debt at January 30, 2009, and February 1, 2008:

	January 30,	February 1,
	2009	2008
	(in millions)

Long-term debt:
Indenture:
$600 million issued on April 17, 2008 at 4.70% due April 2013 with interest payable April 15 and October 15	$599	$-
$500 million issued on April 17, 2008 at 5.65% due April 2018 with interest payable April 15 and October 15	499	-
$400 million issued on April 17, 2008 at 6.50% due April 2038 with interest payable April 15 and October 15	400	-
Senior Debentures
$300 million issued on April 1998 at 7.10% due April 2028 with interest payable April 15 and October 15 (includes the impact of interest rate swaps)	400	359
Senior Notes
$200 million issued on April 1998 at 6.55% due April 2008 with interest payable April 15 and October 15 (includes fair value adjustment related to SFAS 133)	-	201

	1,898	560
Other	-	2
Less current portion	-	(200)

Total long-term debt	$1,898	$362

During Fiscal 2009, we issued and sold $600 million aggregate principal amount of Notes with a fixed rate of 4.70% due 2013 (“2013 Notes”), $500 million aggregate principal amount of Notes with a fixed interest rate of 5.65% due 2018 (“2018 Notes”), and $400 million aggregate principal amount of Notes with a fixed rate of 6.50% due 2038 (“2038 Notes”), and together with the 2013 Notes and the 2018 Notes (“Notes”). The Notes are unsecured obligations and rank equally with our existing and future unsecured senior indebtedness. The Notes effectively rank junior to all indebtedness and other liabilities, including trade payables, of our subsidiaries. The net proceeds from the offering of the Notes were approximately $1.5 billion after payment of expenses of the offering. The estimated fair value of the long-term debt was approximately $1.5 billion at January 30, 2009, compared to a carrying value of $1.5 billion at that date.

The Notes were issued pursuant to an Indenture dated as of April 17, 2008 (“Indenture”), between us and a trustee. The Indenture contains customary events of default with respect to the Notes, including failure to make required payments, failure to comply with certain agreements or covenants and certain events of bankruptcy and insolvency. The Indenture also contains covenants limiting our ability to create certain liens; enter into sale-and-leaseback transactions; and consolidate or merge with, convey, transfer, or lease all or substantially all of our assets to another person. The Senior Debentures generally contain no restrictive covenants, other than a limitation on liens on our assets and a limitation on sale-and-leaseback transactions involving our property. As of January 30, 2009, there were no events of default for the Indenture and the Senior Debentures.

Interest rate swap agreements were entered into concurrently with the issuance of the Senior Debentures to convert the fixed rate to a floating rate for a notional amount of $300 million and were set to mature April 15, 2028. The floating rates were based on three-month London Interbank Offered Rates plus 0.79%. In January 2009, we terminated our interest rate swap contracts with notional amounts totaling $300 million. We received $103 million in cash proceeds from the swap termination, which included $1 million in accrued interest. These swaps had effectively converted our $300 million, 7.10% fixed rate Senior Debentures due 2028 to variable rate debt. As a result of the swap terminations, the fair value of the terminated swaps are reported as part of the carrying value of the Senior Debentures and are amortized as a reduction of interest expense over the remaining life of the debt. The cash flows from the terminated swap contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

Our effective interest rate for the Senior Debentures was 4.57% for Fiscal 2009. The principal amount of the debt was $300 million at January 30, 2009. The estimated fair value of the long-term debt was approximately $294 million at January 30, 2009, compared to a carrying value of $400 million at that date as a result of the termination of the interest rate swap agreements.

Prior to the termination of the interest rate swap contracts, the interest rate swaps qualified for hedge accounting treatment pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We designated the issuance of the Senior Debentures and the related interest rate swap agreements as an integrated transaction. The changes in the fair value of the interest rate swap were reflected in the carrying value of the interest rate swaps on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. The differential to be paid or received on the interest rate swap agreements was accrued and recognized as an adjustment to interest expense as interest rates changed.

On April 15, 2008, we repaid the principal balance of the 1998 $200 million 6.55% fixed rate senior notes (the “Senior Notes”) upon their maturity. Interest rate swap agreements related to the Senior Notes had a notional amount of $200 million and also matured April 15, 2008. Our effective interest rate for the Senior Notes, prior to repayment, was 4.03% for the first quarter of Fiscal 2009.

As of January 30, 2009, we have a $1.5 billion commercial paper program with a supporting $1.5 billion senior unsecured revolving credit facility. This program allows us to obtain favorable short-term borrowing rates. At January 30, 2009, $100 million was outstanding under the program, and the weighted-average interest rate on those outstanding short-term borrowings was 0.19%. There were no outstanding advances under the commercial paper program at February 1, 2008. We use the proceeds of the program and facility for short-term liquidity purposes and believe we will be able to access the capital markets to meet these needs.

The credit facility requires compliance with conditions that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio. Amounts outstanding under the facility may be accelerated for typical defaults, including failure to pay principal or interest, breaches of covenants, non-payment of judgments or debt obligations in excess of $200 million, occurrence of a change of control, and certain bankruptcy events. There were no events of default as of January 30, 2009. On April 3, 2009, $500 million of the credit facility expires, and the remainder expires June 1, 2011. We intend to have a new $500 million credit facility in place prior to the expiration of the current facility on April 3, 2009.

Standard and Poor’s Rating Services, Moody’s Investors Services and Fitch Ratings currently rate our senior unsecured long-term debt A−, A2, and A, and our short-term debt A-1, P-1, and F1, respectively. These rating agencies use proprietary and independent methods of evaluating our credit risk. Factors used when determining our rating include, but are not limited to, publicly available information, industry trends and ongoing discussions between the company and the agencies. We are not aware of any planned changes to our corporate credit ratings by the rating agencies. However, in the event our rating was downgraded, our cost to borrow under the terms of the credit facility would increase. Also, a downgrade in our credit rating could increase our borrowing costs and may limit our ability to issue commercial paper or additional term debt.

Off-Balance Sheet Arrangements

Asset Securitization — During Fiscal 2009, we continued to transfer customer financing receivables to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from ours. The purpose of the qualifying special purpose entities is to facilitate the funding of customer receivables in the capital markets. Our unconsolidated qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Two of the three conduits fund fixed-term leases and loans, and one conduit funds revolving loans. During Fiscal 2009 and Fiscal 2008, we transferred $1.4 billion and $1.2 billion, respectively, of customer receivables to unconsolidated qualifying special purpose entities. The principal balance of the securitized receivables at January 30, 2009, and February 1, 2008, was $1.4 billion and $1.2 billion, respectively.

Certain transfers are accounted for as a sale in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (“SFAS 140”). Upon the sale of the customer receivables to qualifying special purpose entities, we recognize a gain on the sale and retain an interest in the assets sold. We provide credit enhancement to the securitization in the form of over-collateralization. Receivables transferred to the qualified special purpose entities exceed the level of debt issued. We retain the right to receive collections for assets securitized exceeding the amount required to pay interest, principal, and other fees and expenses (referred to as retained interest). Retained interest is included in Financing Receivables on the balance sheet. At January 30, 2009, and February 1, 2008, our retained interest in securitized receivables was $396 million and $223 million, respectively. Our risk of loss related to securitized receivables is limited to the amount of our retained interest.

Our retained interest in the securitizations is determined by calculating the present value of excess cash flows over the expected duration of the transactions. In estimating the value of the retained interest, we make a variety of financial assumptions, including pool credit losses, payment rates, and discount rates. These assumptions are supported by both our historical experience and anticipated trends relative to the particular receivable pool. The weighted average assumptions for valuing retained interest can be affected by the many factors, including the type of assets (revolving versus fixed), repayment terms, and the credit quality of assets being securitized. We review our investments in retained interest periodically for impairment, based on estimated fair values. All gains and losses are recognized in income immediately. Retained interest balances and assumptions are disclosed in Note 6 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

We service securitized contracts and earn a servicing fee. Our securitization transactions generally do not result in servicing assets and liabilities, as the contractual fees are adequate compensation in relation to the associated servicing cost.

During Fiscal 2009, the disruption in the debt and capital markets resulted in reduced liquidity and increased costs for funding of financial assets. Due to the proposed increase to the cost structure in our revolving credit conduit, we elected not to extend the terms of the agreement. This resulted in a scheduled amortization of the transaction. During this scheduled amortization period, no new debt will be issued and all principal collections will be used to pay down the outstanding debt amount related to the securitized assets. Our right to receive cash collections is delayed until the debt is fully paid off.

During the scheduled amortization period, no transfers of new revolving loans will occur. Additional purchases made on existing securitized revolving loans (repeat purchases) will continue to be transferred to the qualified special purpose entity, which will increase our retained interest on the balance sheet.

We will be required to consolidate the assets and liabilities relating to the revolving securitization transaction on our balance sheet once the amount of beneficial interest in the revolving credit conduit owned by third parties falls below 10%. We expect the securitization transaction related to revolving receivables to terminate completely in Fiscal 2010. The impact to our balance sheet is anticipated to be immaterial. Our fixed-term lease and loan securitization programs will be up for renewal in Fiscal 2010. We expect to renew these facilities. As we negotiate these annual renewals, management will continue to assess the costs and benefits of using securitization to fund our receivables. We expect to be able to continue to offer or arrange financing for our customers, despite our reduced reliance on securitization as a means of funding receivables.

All of our securitization programs contain standard structural features related to the performance of the securitized receivables. These structural features include defined credit losses, delinquencies, average credit scores, and excess collections above or below specified levels. In the event one or more of these features are met and we are unable to restructure the program, no further funding of receivables will be permitted, and the timing of expected retained interest cash flows will be delayed, which would impact the valuation of our retained interest. Should these events occur, we do not expect a material adverse affect on the valuation of the retained interest.

Liquidity, Capital Commitments, and Contractual Cash Obligations

Liquidity

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the U.S.; however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

We have an active working capital management team that monitors the efficiency of our balance sheet by evaluating liquidity under various macroeconomic and competitive scenarios. These scenarios quantify risks to the financial statements and provide a basis for actions necessary to ensure adequate liquidity. We took a number of actions during Fiscal 2009 to improve short- and long-term liquidity. We have reprioritized capital expenditures and other discretionary spending. The movement of some of our manufacturing operations to third party manufacturers and the associated closure of several of our manufacturing facilities has reduced the amount of capital required for our business. Also, during the second half of Fiscal 2009, we slowed our share repurchases. We remained active in the commercial paper market by issuing short-term borrowings with maturities extending into Fiscal 2010. We also increased the size of our commercial paper program and supporting senior unsecured revolving credit facility by $500 million to $1.5 billion in April 2008. On April 3, 2009, $500 million of the credit facility will expire, and the remainder will expire June 1, 2011. We intend to have a new $500 million credit facility in place prior to the expiration of the current facility on April 3, 2009. In November 2008, we filed a shelf registration statement with the SEC, which provides us with the ability to issue additional term debt, subject to market conditions. We intend to establish the appropriate debt levels based upon cash flow expectations, the overall cost of capital, cash requirements for operations, and discretionary spending — including items such as share repurchases, funding customer receivables, and acquisitions. Depending on our requirements and market conditions, we may access the capital markets under our debt shelf registration statement that became effective in November 2008. We do not believe that the overall credit concerns in the markets would impede our ability to access the capital markets in the future because of the overall strength of our financial position.

The following table summarizes our ending cash, cash equivalents, and investments balances:

	Fiscal Year Ended
	January 30,	February 1,
	2009	2008
	(in millions)

Cash, cash equivalents, and investments:
Cash and cash equivalents	$8,352	$7,764
Debt securities	1,079	1,657
Equity and other securities	115	111

Cash, cash equivalents, and investments	$9,546	$9,532

We ended Fiscal 2009 and Fiscal 2008 with $9.5 billion in cash, cash equivalents, and investments. Since February 1, 2008, we have spent $2.9 billion on share repurchases offset primarily by our $1.5 billion debt issuance and $1.9 billion in cash flow from operations. We use cash generated by operations as our primary source of liquidity and believe that internally generated cash flows are sufficient to support business operations. Over the past year, we have utilized external capital sources to supplement our domestic liquidity to fund a number of strategic initiatives. We ended the fourth quarter of Fiscal 2009 with a negative cash conversion cycle of 25 days, which is a contraction of 11 days from the fourth quarter of Fiscal 2008. The contraction is due to a decrease in our accounts payable balance, which is primarily driven by a reduction in purchases related to declining unit volumes. A negative cash conversion cycle combined with a slowdown in revenue growth could result in cash use in excess of cash generated. Generally, as our growth stabilizes, our cash generation from operating activities will improve. For further discussion of the results of our cash conversion cycle, see “Operating Activities” below.

The following table contains a summary of our Consolidated Statements of Cash Flows for the past three fiscal years:

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2009	2008	2007
	(in millions)

Net change in cash from:
Operating activities	$1,894	$3,949	$3,969
Investing activities	177	(1,763)	1,003
Financing activities	(1,406)	(4,120)	(2,551)
Effect of exchange rate changes on cash and cash equivalents	(77)	152	71

Net increase (decrease) in cash and cash equivalents	$588	$(1,782)	$2,492

Operating Activities — Cash flows from operating activities during Fiscal 2009, 2008, and 2007 resulted primarily from net income, which represents our principal source of cash. Cash flows from operating activities were $1.9 billion during Fiscal 2009, compared to $3.9 billion during Fiscal 2008 and $4.0 billion during Fiscal 2007. For Fiscal 2009, the decrease in operating cash flows was primarily led by the deterioration of our cash conversion cycle, slower growth in deferred service revenue, and a decrease in net income. In Fiscal 2008, the slight decrease in operating cash flows was primarily due to changes in working capital slightly offset by an increase in net income. See discussion of our cash conversion cycle in “Key Performance Metrics” below.

Key Performance Metrics — Although our cash conversion cycle deteriorated from February 1, 2008, and February 2, 2007, our direct business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry. As our growth stabilizes, more typical cash generation and a resulting cash conversion cycle are expected to resume.

The following table presents the components of our cash conversion cycle for the fourth quarter of each of the past three fiscal years:

	January 30,	February 1,	February 2,
	2009	2008	2007

Days of sales outstanding(a)	35	36	31
Days of supply in inventory(b)	7	8	5
Days in accounts payable(c)	(67)	(80)	(78)

Cash conversion cycle	(25)	(36)	(42)

(a)	Days of sales outstanding (“DSO”) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average net revenue per day for the current quarter (90 days). At January 30, 2009, February 1, 2008, and February 2, 2007, DSO and days of customer shipments not yet recognized were 31 and 4 days, 33 and 3 days, and 28 and 3 days, respectively.

(b)	Days of supply in inventory (“DSI”) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and most recent quarterly cost of sales for each period. DSI is calculated by dividing inventory by average cost of goods sold per day for the current quarter (90 days).

(c)	Days in accounts payable (“DPO”) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold per day for the current quarter (90 days).

Our cash conversion cycle contracted by eleven days at January 30, 2009, from February 1, 2008, driven by a thirteen day decrease in DPO offset by a one day decrease in DSO and a one day decrease in DSI. The decrease in DPO from February 1, 2008, is attributable to procurement throughput declines as a result of declining demand, reduction in inventory levels, and a decrease in non-production supplier payables as we continue to control our operating expense spending and the timing of purchases from and payments to suppliers during the fourth quarter of Fiscal 2009 as compared to the fourth quarter of Fiscal 2008. The decrease in DSO from February 1, 2008, is attributable to the timing of revenue due to seasonal impact, partially offset by a shift to customers with longer payment terms.

Our cash conversion cycle contracted by six days at February 1, 2008 compared to February 2, 2007. This deterioration was driven by a five day increase in DSO largely attributed to timing of payments from customers, a continued shift in sales mix from domestic to international, and an increased presence in the retail channel. In addition, DSI increased by three days, which was primarily due to strategic materials purchases. The DSO and DSI declines were offset by a two-day increase in DPO largely attributed to an increase in the amount of strategic material purchases in inventory at the end of Fiscal 2008 and the number of suppliers with extended payment terms as compared to Fiscal 2007.

We defer the cost of revenue associated with customer shipments not yet recognized as revenue until they are delivered. These deferred costs are included in our reported DSO because we believe it presents a more accurate presentation of our DSO and cash conversion cycle. These deferred costs are recorded in other current assets in our Consolidated Statements of Financial Position and totaled $556 million, $519 million, and $424 million at January 30, 2009, February 1, 2008, and February 2, 2007, respectively.

Investing Activities — Cash provided by investing activities during Fiscal 2009 was $177 million, as compared to $1.8 billion cash used by investing activities during Fiscal 2008 and $1.0 billion provided in Fiscal 2007. Cash generated or used in investing activities principally consists of the net of sales and maturities and purchases of investments; net capital expenditures for property, plant, and equipment; and cash used to fund strategic acquisitions, which was approximately $176 million during Fiscal 2009 compared to $2.2 billion during Fiscal 2008. In light of continued capital market and interest rate volatility, we decided to increase liquidity and change the overall interest rate profile of the portfolio. As a result, during Fiscal 2009 we began repositioning our investment portfolio to shorter duration securities, thus impacting the volume of our sales and purchases of securities. In Fiscal 2009 as compared to Fiscal 2008, lower cash flow from operating activities and lower yields on investments resulted in lower net proceeds from maturities, sales, and purchases. In Fiscal 2008 as compared to Fiscal 2007, we re-invested a lower amount of our proceeds from the maturity or sales of investments to build liquidity for share repurchases and for cash payments made in connection with acquisitions.

Financing Activities — Cash used in financing activities during Fiscal 2009 was $1.4 billion, as compared to $4.1 billion in Fiscal 2008 and $2.6 billion in Fiscal 2007. Financing activities primarily consist of the repurchase of our common stock, partially offset by proceeds from the issuance of common stock under employee stock plans and other items. The year-over-year decrease in cash used for financing activities is due primarily to the reduction of our share repurchase program during Fiscal 2009 and by proceeds from the issuance of long-term debt of $1.5 billion. During Fiscal 2009, we repurchased approximately 134 million shares at an aggregate cost of $2.9 billion compared to approximately 179 million shares at an aggregate cost of $4.0 billion in Fiscal 2008. We also paid the principal on the Senior Notes of $200 million that matured in April 2008 as discussed in Note 2 of Notes to Consolidated Financial Statements under “Part II — Item 8 — Financial Statements and Supplementary Data.”

In Fiscal 2008, the year-over-year increase in cash used in financing activities was due primarily to the repurchase of our common stock as the temporary suspension of our share repurchase program ended in the fourth quarter of Fiscal 2008. In Fiscal 2008, we repurchased approximately 179 million shares at an aggregate cost of $4.0 billion, and during Fiscal 2007, we repurchased approximately 118 million shares at an aggregate cost of $3.0 billion.

We also have a commercial paper program that allows us to issue short-term unsecured notes in an aggregate amount not to exceed $1.5 billion. We use the proceeds for general corporate purposes. At January 30, 2009, there was $100 million outstanding under the commercial paper program and no advances under the supporting credit facility. See Note 2 of Notes to Consolidated Financial Statements under “Part II — Item 8 — Financial Statements and Supplementary Data” for further discussion on our long-term debt and commercial paper program.

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

We typically repurchase shares of common stock through a systematic program of open market purchases. During Fiscal 2009, we repurchased approximately 134 million shares of common stock for an aggregate cost of $2.9 billion. During Fiscal 2008 we repurchased approximately 179 million shares at an aggregate cost of $4.0 billion compared to 118 million shares at an aggregate cost of $3.0 billion in Fiscal 2007. For more information regarding share repurchases, see “Part II — Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Capital Expenditures — During Fiscal 2009 and Fiscal 2008, we spent $440 million and $831 million, respectively, on property, plant, and equipment primarily on our global expansion efforts and infrastructure investments in order to support future growth. The significant decrease in capital expenditures from Fiscal 2008 is primarily due to the completion of facilities related projects during Fiscal 2008 and other cost reduction actions. Product demand, product mix, and the increased use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Capital expenditures for Fiscal 2010, related to our continued expansion worldwide, are currently expected to reach approximately $400 million. These expenditures are expected to be funded from our cash flows from operating activities.

Restricted Cash — Pursuant to an agreement between DFS and CIT, we are required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to our private label credit card, and deferred servicing revenue. Restricted cash in the amount of $213 million and $294 million is included in other current assets at January 30, 2009, and February 1, 2008, respectively.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at January 30, 2009:

		Payments Due by Period
		Fiscal	Fiscal 2011-	Fiscal 2013-
	Total	2010	2012	2014	Beyond
	(in millions)

Contractual cash obligations:
Debt	$1,797	$2	$-	$600	$1,195
Operating leases	458	89	140	76	153
Commercial paper	100	100	-	-	-
Advances under credit facilities	12	12	-	-	-
Purchase obligations	787	590	196	1	-
Interest	1,578	104	208	193	1,073
Current portion of uncertain tax positions(a)	6	6	-	-	-

Contractual cash obligations	$4,738	$903	$544	$870	$2421

(a)	The current portion of uncertain tax positions does not include approximately $1.7 billion in additional liabilities associated with uncertain tax positions that are not expected to be liquidated in Fiscal 2010. We are unable to reliably estimate the expected payment dates for these additional non-current liabilities.

Debt — At January 30, 2009, we had outstanding $300 million in Senior Debentures with the principal balance due April 15, 2028. We also had outstanding $1.5 billion of long-term unsecured notes that were issued on April 17, 2008, in three tranches: $600 million aggregate principal amount due 2013, $500 million aggregate principal amount due 2018, and $400 million aggregate principal amount due 2038. Interest is payable semi-annually on April 15 and October 15 for the Senior Debentures and Notes. For additional information regarding these debt issuances, see Note 2 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Operating Leases — We lease property and equipment, manufacturing facilities, and office space under non-cancellable leases. Certain of these leases obligate us to pay taxes, maintenance, and repair costs.

Commercial Paper — We have a commercial paper program that allows us to issue short-term unsecured notes in an aggregate amount not to exceed $1.5 billion. We use the proceeds for general corporate purposes. At January 30, 2009, there was $100 million outstanding under the commercial paper program and no advances under the supporting credit facility. See Note 2 of Notes to Consolidated Financial Statements under “Part II — Item 8 — Financial Statements and Supplementary Data” for further discussion of our commercial paper program.

Advances Under Credit Facilities — Dell India Pvt Ltd., our wholly-owned subsidiary, maintains unsecured short-term credit facilities with Citibank N.A. Bangalore Branch India (“Citibank India”) that provide a maximum capacity of $30 million to fund Dell India’s working capital and import buyers’ credit needs. Financing is available in both Indian Rupees and foreign currencies. The borrowings are extended on an unsecured basis based on our guarantee to Citibank N.A. Citibank India can cancel the facilities in whole or in part without prior notice, at which time any amounts owed under the facilities will become immediately due and payable. Interest on the outstanding loans is charged monthly and is calculated based on Citibank India’s internal cost of funds plus 0.25%. At January 30, 2009, and February 1, 2008, outstanding advances from Citibank India totaled $12 million and $23 million, respectively, which are included in short-term borrowings on our Consolidated Statement of Financial Position. There have been no events of default.

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

Purchase obligations decreased to approximately $787 million at January 30, 2009, from $893 million at February 1, 2008. The decrease is primarily due to the fulfillment of commitments to purchase key components and services partially offset by the renewal of or entering into new purchase contracts.

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

Risk Factors Affecting Our Business and Prospects

There are numerous risk factors that affect our business and the results of our operations. Some of these risks are beyond our control. These risk factors include:

•	weakening global economic conditions and instability in financial markets;
•	strong competition;
•	our ability to generate substantial non-U.S. net revenue;
•	our ability to accurately predict product, customer, and geographic sales mix and seasonal sales trends;
•	information technology and manufacturing infrastructure failures;
•	our ability to effectively manage periodic product transitions;
•	our ability to successfully transform our sales capabilities and add to our product and service offerings;
•	disruptions in component or product availability;
•	our reliance on vendors;
•	our reliance on third-party suppliers for quality product components, including reliance on several single-sourced or limited-sourced suppliers;
•	our ability to access the capital markets;
•	risks relating to our internal controls;
•	unfavorable results of legal proceedings;
•	our acquisition of other companies;
•	our ability to properly manage the distribution of our products and services;
•	our cost cutting measures;
•	effective hedging of our exposure to fluctuations in foreign currency exchange rates and interest rates;
•	risks related to counterparty default;
•	obtaining licenses to intellectual property developed by others on commercially reasonable and competitive terms;
•	our ability to attract, retain, and motivate key personnel;
•	loss of government contracts;
•	expiration of tax holidays or favorable tax rate structures or unfavorable outcomes in tax compliance and regulatory matters;
•	changing environmental laws; and
•	the effect of armed hostilities, terrorism, natural disasters, and public health issues.

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

We record reductions to revenue for estimated customer sales returns, rebates, and certain other customer incentive programs. These reductions to revenue are made based upon reasonable and reliable estimates that are determined by historical experience, contractual terms, and current conditions. The primary factors affecting our accrual for estimated customer returns include estimated return rates as well as the number of units shipped that have a right of return that has not expired as of the balance sheet date. If returns cannot be reliably estimated, revenue is not recognized until a reliable estimate can be made or the return right lapses. Each quarter, we reevaluate our estimates to assess the adequacy of our recorded accruals for customer returns and allowance for doubtful accounts, and adjust the amounts as necessary.

During Fiscal 2008, we began selling our products through retailers. Sales to our retail customers are generally made under agreements allowing for limited rights of return, price protection, rebates, and marketing development funds. We have generally limited the return rights through contractual caps. Our policy for sales to retailers is to defer the full amount of revenue relative to sales for which the rights of return apply as we do not currently have sufficient historical data to establish reasonable and reliable estimates of returns, although we are in the process of accumulating the data necessary to develop reliable estimates in the future. All other sales for which the rights of return do not apply are recognized upon shipment when all applicable revenue recognition criteria have been met. To the extent price protection and return rights are not limited, all of the revenue and related cost are deferred until the product has been sold by the retailer, the rights expire, or a reliable estimate of such amounts can be made. Generally, we record estimated reductions to revenue or an expense for retail customer programs at the later of the offer or the time revenue is recognized in accordance with EITF 01-09. Our customer programs primarily involve rebates, which are designed to serve as sales incentives to resellers of our products and marketing funds.

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

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. They are generally amortized on a non-straight-line approach based on the associated projected cash flows in order to match the amortization pattern to the pattern in which the economic benefits of the assets are expected to be consumed. They are reviewed for impairment if indicators of potential impairment exist. Goodwill and indefinite lived intangibles assets are tested for impairment on an annual basis in the second fiscal quarter, or sooner if an indicator of impairment occurs. Given the rapid changes in the market place during the second half of Fiscal 2009, we updated our impairment analysis in the fourth quarter and concluded that there were no impairment triggering events.

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

Income Taxes — We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Additionally, we use tax planning strategies as a part of our global tax compliance program. Judgments and interpretation of statutes are inherent in this process. We provide related valuation reserves, where appropriate, in accordance with FIN 48.

Stock-Based Compensation — Effective February 4, 2006, stock-based compensation expense is recorded based on the grant date fair value estimate in accordance with the provisions of SFAS 123(R). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). Note 5 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for further discussion of stock-based compensation.

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

Recently Issued and Adopted Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for assets and liabilities measured at fair value. SFAS 157 applies to existing accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. We adopted the effective portions of SFAS 157 beginning the first quarter of Fiscal 2009, with no material impact to our financial results. In February 2008, FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of Fiscal 2010. We are currently evaluating the inputs and techniques used in these measurements, including items such as impairment assessments of fixed assets and goodwill impairment testing. See Note 2 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for the impact of the adoption.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. While SFAS 159 became effective for our 2009 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires that the acquisition method of accounting be applied to a broader set of business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141(R) also establishes the disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and is required to be adopted by us beginning in the first quarter of Fiscal 2010. Management believes the adoption of SFAS 141(R) will not have an impact on our results of operations, financial position, and cash flows for acquisitions completed prior to Fiscal 2010. The impact of SFAS 141 (R) on our future consolidated results of operations and financial condition will be dependent on the size and nature of future combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary, and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and is required to be adopted by us beginning in the first quarter of Fiscal 2010. We do not expect SFAS 160 to have a material impact on our results of operations, financial position, and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, financial performance, and cash flows. SFAS 161 does not change the accounting treatment for derivative instruments and is effective for us beginning Fiscal 2010.

ITEM 7A —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Response to this item is included in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” and is incorporated herein by reference.

ITEM 8 —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Dell Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dell Inc. and its subsidiaries (“Company”) at January 30, 2009 and February 1, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

In Fiscal 2008, the Company adopted new accounting standards which changed the manner in which it accounts for uncertain tax positions (Note 3) and certain hybrid financial instruments (Note 1).

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

/s/ PRICEWATERHOUSECOOPERS LLP

Austin, Texas
March 26, 2009

DELL INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	January 30,	February 1,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$8,352	$7,764
Short-term investments	740	208
Accounts receivable, net	4,731	5,961
Financing receivables, net	1,712	1,732
Inventories, net	867	1,180
Other current assets	3,749	3,035

Total current assets	20,151	19,880
Property, plant, and equipment, net	2,277	2,668
Investments	454	1,560
Long-term financing receivables, net	500	407
Goodwill	1,737	1,648
Purchased intangible assets, net	724	780
Other non-current assets	657	618

Total assets	$26,500	$27,561

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$113	$225
Accounts payable	8,309	11,492
Accrued and other	3,788	4,323
Short-term deferred service revenue	2,649	2,486

Total current liabilities	14,859	18,526
Long-term debt	1,898	362
Long-term deferred service revenue	3,000	2,774
Other non-current liabilities	2,472	2,070

Total liabilities	22,229	23,732

Commitments and contingencies (Note 10)
Redeemable common stock and capital in excess of $.01 par value; shares issued and outstanding: 0 and 4, respectively (Note 4)	-	94

Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares authorized: 5,000; shares issued and outstanding: none	-	-
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 3,338 and 3,320, respectively; shares outstanding: 1,944 and 2,060, respectively	11,189	10,589
Treasury stock at cost: 919 and 785 shares, respectively	(27,904)	(25,037)
Retained earnings	20,677	18,199
Accumulated other comprehensive income (loss)	309	(16)

Total stockholders’ equity	4,271	3,735

Total liabilities and equity	$26,500	$27,561

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2009	2008	2007

Net revenue	$61,101	$61,133	$57,420
Cost of net revenue	50,144	49,462	47,904

Gross margin	10,957	11,671	9,516

Operating expenses:
Selling, general, and administrative	7,102	7,538	5,948
In-process research and development	2	83	-
Research, development, and engineering	663	610	498

Total operating expenses	7,767	8,231	6,446

Operating income	3,190	3,440	3,070
Investment and other income, net	134	387	275

Income before income taxes	3,324	3,827	3,345
Income tax provision	846	880	762

Net income	$2,478	$2,947	$2,583

Earnings per common share:
Basic	$1.25	$1.33	$1.15

Diluted	$1.25	$1.31	$1.14

Weighted-average shares outstanding:
Basic	1,980	2,223	2,255
Diluted	1,986	2,247	2,271

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2009	2008	2007

Cash flows from operating activities:
Net income	$2,478	$2,947	$2,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	769	607	471
Stock-based compensation	418	329	368
In-process research and development charges	2	83	-
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(115)	30	37
Deferred income taxes	86	(308)	(262)
Other	231	121	(19)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	591	(990)	(542)
Financing receivables	(302)	(394)	(163)
Inventories	309	(498)	(72)
Other assets	(106)	(121)	(286)
Accounts payable	(3,117)	837	505
Deferred service revenue	611	1,032	516
Accrued and other liabilities	39	274	833

Change in cash from operating activities	1,894	3,949	3,969

Cash flows from investing activities:
Investments:
Purchases	(1,584)	(2,394)	(8,343)
Maturities and sales	2,333	3,679	10,320
Capital expenditures	(440)	(831)	(896)
Proceeds from sale of facility and land	44	-	40
Acquisition of business, net of cash received	(176)	(2,217)	(118)

Change in cash from investing activities	177	(1,763)	1,003

Cash flows from financing activities:
Repurchase of common stock	(2,867)	(4,004)	(3,026)
Issuance of common stock under employee plans	79	136	314
Issuance (payment) of commercial paper, net	100	(100)	100
Proceeds from issuance of debt	1,519	66	52
Repayments of debt	(237)	(165)	(63)
Other	-	(53)	72

Change in cash from financing activities	(1,406)	(4,120)	(2,551)

Effect of exchange rate changes on cash and cash equivalents	(77)	152	71

Change in cash and cash equivalents	588	(1,782)	2,492
Cash and cash equivalents at beginning of the year	7,764	9,546	7,054

Cash and cash equivalents at end of the year	$8,352	$7,764	$9,546

Income tax paid	$800	$767	$652
Interest paid	$74	$54	$57

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock
	and Capital
	in Excess					Accumulated
	of Par Value					Other
	Issued		Treasury Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income/(Loss)	Other	Total

Balances at February 3, 2006	2,818	$9,503	488	$(18,007)	$12,699	$(101)	$(47)	$4,047
Net income	-	-	-	-	2,583	-	-	2,583
Change in net unrealized gain on investments, net of taxes	-	-	-	-	-	31	-	31
Foreign currency translation adjustments	-	-	-	-	-	(11)	-	(11)
Change in net unrealized gain on derivative instruments, net of taxes	-	-	-	-	-	30	-	30
Valuation of retained interests in securitized assets, net of taxes	-	-	-	-	-	23	-	23

Total comprehensive income	-	-	-	-	-	-	-	2,656
Stock issuances under employee plans	14	196	-	-	-	-	-	196
Repurchases	-	-	118	(3,026)	-	-	-	(3,026)
Stock-based compensation expense under SFAS 123(R)	-	368	-	-	-	-	-	368
Tax benefit from employee stock plans	-	56	-	-	-	-	-	56
Other and shares issued to subsidiaries	475	(16)	-	-	-	-	47	31

Balances at February 2, 2007	3,307	10,107	606	(21,033)	15,282	(28)	-	4,328
Net income	-	-	-	-	2,947	-	-	2,947
Impact of adoption of SFAS 155	-	-	-	-	29	(23)	-	6
Change in net unrealized gain on investments, net of taxes	-	-	-	-	-	56	-	56
Foreign currency translation adjustments	-	-	-	-	-	17	-	17
Change in net unrealized loss on derivative instruments, net of taxes	-	-	-	-	-	(38)	-	(38)

Total comprehensive income	-	-	-	-	-	-	-	2,988
Impact of adoption of FIN 48	-	(3)	-	-	(59)	-	-	(62)
Stock issuances under employee plans(a)	13	153	-	-	-	-	-	153
Repurchases	-	-	179	(4,004)	-	-	-	(4,004)
Stock-based compensation expense under SFAS 123(R)	-	329	-	-	-	-	-	329
Tax benefit from employee stock plans	-	3	-	-	-	-	-	3

Balances at February 1, 2008	3,320	10,589	785	(25,037)	18,199	(16)	-	3,735
Net income	-	-	-	-	2,478	-	-	2,478
Change in net unrealized loss on investments, net of taxes	-	-	-	-	-	(29)	-	(29)
Foreign currency translation adjustments	-	-	-	-	-	5	-	5
Change in net unrealized gain on derivative instruments, net of taxes	-	-	-	-	-	349	-	349

Total comprehensive income	-	-	-	-	-	-	-	2,803
Stock issuances under employee plans	18	173	-	-	-	-	-	173
Repurchases	-	-	134	(2,867)	-	-	-	(2,867)
Stock-based compensation expense under SFAS 123(R)	-	419	-	-	-	-	-	419
Tax benefit from employee stock plans	-	8	-	-	-	-	-	8

Balances at January 30, 2009	3,338	$11,189	919	$(27,904)	$20,677	$309	$-	$4,271

(a) Includes 1 million shares and $17 million related to redeemable common stock.

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — Dell Inc., a Delaware corporation (both individually and together with its consolidated subsidiaries, “Dell”), offers a broad range of technology product categories, including mobility products, desktop PCs, software and peripherals, servers and networking products, services, and storage. Dell sells its products and services directly to customers through dedicated sales representatives, telephone-based sales, and online at www.dell.com, and through a variety of indirect sales channels. Dell’s customers include large corporate, government, healthcare, and education accounts, as well as small and medium businesses and individual consumers.

Fiscal Year — Dell’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal years ending January 30, 2009, February 1, 2008, and February 2, 2007 included 52 weeks.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Dell Inc. and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions and balances have been eliminated.

Dell was formerly a partner in Dell Financial Services L.L.C. (“DFS”), a joint venture with CIT Group Inc. (“CIT”). Dell purchased the remaining 30% interest in DFS from CIT effective December 31, 2007; therefore, DFS is a wholly-owned subsidiary at February 1, 2008. DFS’ financial results have previously been consolidated by Dell in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), as Dell was the primary beneficiary. DFS allows Dell to provide its customers with various financing alternatives. See Note 6 of Notes to Consolidated Financial Statements for additional information.

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

Cash and Cash Equivalents — All highly liquid investments, including credit card receivables due from banks, with original maturities of three months or less at date of purchase are carried at cost and are considered to be cash equivalents. All other investments not considered to be cash equivalents are separately categorized as investments.

Investments — Dell’s investments in debt securities are classified as available-for-sale and are reported at fair value (based on quoted prices and market observable inputs) using the specific identification method. Unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity. Publicly traded equity securities are classified as trading and are reported at fair value (based on quoted prices and market observable inputs) using the specific identification method. Unrealized gains and losses are reported in investment and other income, net. Realized gains and losses on investments are included in investment and other income, net when realized. All other investments are initially recorded at cost. Any impairment loss to reduce an investment’s carrying amount to its fair market value is recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

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

Asset Securitization -— Dell transfers certain financing receivables to unconsolidated qualifying special purpose entities in securitization transactions. These receivables are removed from the Consolidated Statement of Financial Position at the time they are sold in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of SFAS No. 125. Receivables are considered sold when the receivables are transferred beyond the reach of Dell’s creditors, the transferee has the right to pledge or exchange the assets, and Dell has surrendered control over the rights and obligations of the receivables. Gains and losses from the sale of revolving loans and fixed-term leases and loans are recognized in the period the sale occurs, based upon the relative fair value of the assets sold and the remaining retained interest. Subsequent to the sale, retained interest estimates are periodically updated based upon current information and events to determine the current fair value, with any changes in fair value recorded in earnings. In estimating the value of retained interest, Dell makes a variety of

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial assumptions, including pool credit losses, payment rates, and discount rates. These assumptions are supported by both Dell’s historical experience and anticipated trends relative to the particular receivable pool. See Note 6 of Notes to Consolidated Financial Statements for additional information.

Allowance for Doubtful Accounts — Dell recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable future losses. The allowance is based on an analysis of historical bad debt experience, current receivables aging, expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized as selling, general, and administrative expense.

Allowance for Financing Receivables Losses — Dell recognizes an allowance for losses on financing receivables in an amount equal to the probable future losses net of recoveries. The allowance for losses is determined based on a variety of factors, including historical experience, past due receivables, receivable type, and risk composition. Financing receivables are charged to the allowance at the earlier of when an account is deemed to be uncollectible or when the account is 180 days delinquent. Recoveries on receivables previously charged off as uncollectible are recorded to the allowance for losses on financing receivables. The expense associated with the allowance for financing receivables losses is recognized as cost of net revenue. See Note 6 of Notes to Consolidated Financial Statements for additional information.

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

Impairment of Long-Lived Assets — In accordance with the provisions SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Dell reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. Dell reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.

Business Combinations and Intangible Assets Including Goodwill — Dell accounts for business combinations using the purchase method of accounting and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Given the time it takes to obtain pertinent information to finalize the fair value of the acquired assets and liabilities, it may be several quarters before Dell is able to finalize those initial fair value estimates. Accordingly, it is common for the initial estimates to be subsequently revised. The results of operations of acquired businesses are included in the Consolidated Financial Statements from the acquisition date.

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. They are generally amortized on a non-straight line approach based on the associated projected cash flows in order to match the amortization pattern to the pattern in which the economic benefits of the assets are expected to be consumed. They are reviewed for impairment if indicators of potential impairment exist. Goodwill and indefinite lived intangible assets are tested for impairment on an annual basis in the second fiscal quarter, or sooner if an indicator of impairment occurs.

Foreign Currency Translation — The majority of Dell’s international sales are made by international subsidiaries, most of which have the U.S. dollar as their functional currency. Dell’s subsidiaries that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. Revenue and expenses from these international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur. Cumulative foreign currency translation adjustments totaled an $11 million loss, $16 million loss, and $33 million loss at January 30, 2009, February 1, 2008, and

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2007, respectively, and are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and liabilities. Gains and losses from remeasurement of monetary assets and liabilities are included in investment and other income, net. See Note 12 of Notes to Consolidated Financial Statements for additional information.

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

Treasury Stock — Dell accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Revenue Recognition — Dell’s revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-09”) and other applicable revenue recognition guidance and interpretations. Net revenues include sales of hardware, software and peripherals, and services (including extended service contracts and professional services). Dell recognizes revenue for these products when it is realized or realizable and earned. Revenue is considered realized and earned when:

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

Dell sells its products and services either separately or as part of a multiple-element arrangement. Dell allocates revenue from multiple-element arrangements to the elements based on the relative fair value of each element, which is generally based on the relative sales price of each element when sold separately. The allocation of fair value for a multiple-element arrangement involving software is based on vendor specific objective evidence (“VSOE”), or in the absence of VSOE for delivered elements, the residual method. Under the residual method, Dell allocates the residual amount of revenue from the arrangement to software licenses at the inception of the license term when VSOE for all undelivered elements, such as Post Contract Customer Support (“PCS”), exists and all other revenue recognition criteria have been satisfied. In the absence of VSOE for undelivered elements, revenue is deferred and subsequently recognized over the term of the arrangement. For sales of extended warranties with a separate contract price, Dell defers revenue equal to the separately stated price. Revenue associated with undelivered elements is deferred and recorded when delivery occurs or services are provided. Product revenue is recognized, net of an allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Revenue from extended warranty and service contracts, for which Dell is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Revenue from sales of third-party extended warranty and service contracts or other products or software PCS, for which Dell is not obligated to perform, and for

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which Dell does not meet the criteria for gross revenue recognition under EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, is recognized on a net basis. All other revenue is recognized on a gross basis.

Dell records reductions to revenue for estimated customer sales returns, rebates, and certain other customer incentive programs. These reductions to revenue are made based upon reasonable and reliable estimates that are determined by historical experience, contractual terms, and current conditions. The primary factors affecting our accrual for estimated customer returns include estimated return rates as well as the number of units shipped that have a right of return that has not expired as of the balance sheet date. If returns cannot be reliably estimated, revenue is not recognized until a reliable estimate can be made or the return right lapses.

During Fiscal 2008, Dell began selling its products through retailers. Sales to Dell’s retail customers are generally made under agreements allowing for limited rights of return, price protection, rebates, and marketing development funds. Dell has generally limited the return rights through contractual caps. Dell’s policy for sales to retailers is to defer the full amount of revenue relative to sales for which the rights of return apply as Dell does not currently have sufficient historical data to establish reasonable and reliable estimates of returns, although Dell is in the process of accumulating the data necessary to develop reliable estimates in the future. All other sales for which the rights of return do not apply are recognized upon shipment when all applicable revenue recognition criteria have been met. To the extent price protection and return rights are not limited, all of the revenue and related cost are deferred until the product has been sold by the retailer, the rights expire, or a reliable estimate of such amounts can be made. Generally, Dell records estimated reductions to revenue or an expense for retail customer programs at the later of the offer or the time revenue is recognized in accordance with EITF 01-09. Dell’s customer programs primarily involve rebates, which are designed to serve as sales incentives to resellers of Dell products and marketing funds.

Dell defers the cost of shipped products awaiting revenue recognition until revenue is recognized. These deferred costs totaled $556 million and $519 million at January 30, 2009, and February 1, 2008, respectively, and are included in other current assets on Dell’s Consolidated Statement of Financial Position.

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

Vendor Rebates — Dell may receive consideration from vendors in the normal course of business. Certain of these funds are rebates of purchase price paid and others are related to reimbursement of costs incurred by Dell to sell the vendor’s products. Dell’s policy for accounting for these funds is in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. The funds are recognized as a reduction of cost of goods sold and inventory if the funds are a reduction of the price of the vendor’s products. If the consideration is a reimbursement of costs incurred by Dell to sell or develop the vendor’s products, then the consideration is classified as a reduction of that cost in the income statement, most often operating expenses. In order to be recognized as a reduction of operating expenses, the reimbursement must be for a specific, incremental, identifiable cost incurred by Dell in selling the vendor’s products or services.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Selling, General, and Administrative — Selling expenses include items such as sales salaries and commissions, marketing and advertising costs, and contractor services. Advertising costs are expensed as incurred and were $811 million, $943 million, and $836 million, during Fiscal 2009, 2008, and 2007, respectively. General and administrative expenses include items for Dell’s administrative functions, such as Finance, Legal, Human Resources, and Information Technology support. These functions include costs for items such as salaries, maintenance and supplies, insurance, depreciation expense, and allowance for doubtful accounts.

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

Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Dell calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment and interpretation of statutes is required. Additionally, Dell uses tax planning strategies as a part of its global tax compliance program. Judgments and interpretation of statutes are inherent in this process.

Comprehensive Income — Dell’s comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified as available-for-sale, unrealized gains and losses related to the change in valuation of retained interest in securitized assets, foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. Upon the adoption of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140, beginning the first quarter of Fiscal 2008, all gains and losses in valuation of retained interest in securitized assets are recognized in income immediately and no longer included as a component of accumulated other comprehensive income (loss).

Earnings Per Common Share — Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive. Accordingly, certain stock-based incentive awards have been excluded from the calculation of diluted earnings per share totaling 252 million, 230 million, and 268 million shares during Fiscal 2009, 2008, and 2007, respectively.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted earnings per share for each of the past three fiscal years:

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2009	2008	2007
	(in millions, except per share amounts)

Numerator:
Net income	$2,478	$2,947	$2,583

Denominator:
Weighted-average shares outstanding:
Basic	1,980	2,223	2,255
Effect of dilutive options, restricted stock units, restricted stock, and other	6	24	16

Diluted	1,986	2,247	2,271

Earnings per common share:
Basic	$1.25	$1.33	$1.15
Diluted	$1.25	$1.31	$1.14

Stock-Based Compensation — Effective February 4, 2006, stock-based compensation expense is recorded based on the grant date fair value estimate in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). In March 2005, the SEC issued SAB No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). See Note 5 of Notes to Consolidated Financial Statements included for further discussion of stock-based compensation.

Recently Issued and Adopted Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for assets and liabilities measured at fair value. SFAS 157 applies to existing accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. Dell adopted the effective portions of SFAS 157 beginning the first quarter of Fiscal 2009, and it did not have a material impact to Dell’s consolidated financial statements. In February 2008, FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of Fiscal 2010. Dell is currently evaluating the inputs and techniques used in these measurements, including items such as impairment assessments of fixed assets and goodwill impairment testing. Management does not expect the adoption of FSP 157-2 to have a material impact on Dell’s results of operations, financial position, and cash flows. See Note 2 of Notes to Consolidated Financial Statements for the impact of the adoption SFAS 157.

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. While SFAS 159 became effective for Dell’s 2009 fiscal year, Dell did not elect the fair value measurement option for any of its financial assets or liabilities.

Recently Issued Accounting Pronouncements — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires that the acquisition method of accounting be applied to a broader set of business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141(R) also establishes the disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and is required to be adopted by Dell beginning in the first quarter of Fiscal 2010. Management believes the adoption of SFAS 141(R) will not have an impact on Dell’s results of operations, financial position, and cash flows for acquisitions completed prior to Fiscal 2010. The impact of SFAS 141 (R) on Dell’s future consolidated results of operations and financial condition will be dependent on the size and nature of future combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and is required to be adopted by Dell beginning in the first quarter of Fiscal 2010. Management does not expect the adoption of SFAS 160 to have a material impact on Dell’s results of operations, financial position, and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, financial performance, and cash flows. SFAS 161 does not change the accounting treatment for derivative instruments and is effective for Dell beginning Fiscal 2010.

Reclassifications — To maintain comparability among the periods presented, Dell has revised the presentation of certain prior period amounts reported within cash flow from operations presented in the Consolidated Statements of Cash Flows. The revision had no impact to the total change in cash from operating activities. Dell has also revised the classification of certain prior period amounts within the Notes to Consolidated Financial Statements. For further discussion regarding the reclassification of deferred service revenue and warranty liability, see Note 9 of Notes to Consolidated Financial Statements.

NOTE 2 —	FINANCIAL INSTRUMENTS

Fair Value Measurements

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

As a basis for categorizing these inputs, SFAS 157 establishes the following hierarchy, which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions:

•	Level 1: Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The following table presents Dell’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of January 30, 2009:

	Level 1	Level 2	Level 3	Total
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(in millions)

Investments — available for sale securities	$-	$1,135	$27	$1,162
Investments — trading securities	1	73	-	74
Retained interest	-	-	396	396
Derivative instruments	-	627	-	627

Total assets measured at fair value on recurring basis	$1	$1,835	$423	$2,259

Derivative instruments	$-	$131	$-	$131

Total liabilities measured at fair value on recurring basis	$-	$131	$-	$131

The following section describes the valuation methodologies Dell uses to measure financial instruments at fair value:

Investments Available for Sale — The majority of Dell’s investment portfolio consists of various fixed income securities such as U.S. government and agencies, U.S. and international corporate, and state and municipal bonds. This portfolio of investments, at January 30, 2009, is valued based on model driven valuations whereby all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. Dell utilizes a pricing service to obtain fair value pricing for the majority of the investment portfolio. Pricing for securities is based on proprietary models and inputs are documented in accordance with the SFAS 157 hierarchy. Dell conducts reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the SFAS 157 hierarchy disclosure.

Investments Trading Securities — The majority of Dell’s trading portfolio consists of various mutual funds and a small amount of equity securities. The Level 1 securities are valued using quoted prices for identical assets in active markets. The Level 2 securities include various mutual funds that are not exchange-traded and valued at their net asset value, which can be market corroborated.

Retained Interest — The fair value of the retained interest in securitized receivables is determined using a discounted cash flow model. Significant assumptions to the model include pool credit losses, payment rates, and discount rates. These assumptions are supported by both historical experience and anticipated trends relative to the particular receivable pool. Retained interest in securitized receivables is included in financing receivables, current and long-term, on the Consolidated Statement of Financial Position. See Note 6 of Notes to Consolidated Financial Statements for additional information about retained interest.

Derivative Instruments — Dell’s derivative financial instruments consist of foreign currency forward and purchased option contracts. The portfolio is valued using internal models based on market observable inputs, including forward and spot prices for currencies, and implied volatilities. Upon adoption of SFAS 157 in the first quarter of Fiscal 2009, Dell began factoring credit risk into the fair value

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

calculation of its derivative instrument portfolio. Credit risk is quantified through the use of Credit Default Swaps spreads based on a composite of Dell’s counterparties, which represents the cost of protection in the event the counterparty or Dell were to default on the obligation.

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs (Level 3) for the fiscal year ended January 30, 2009:

		Investments
	Retained	Available
Fiscal Year Ended January 30, 2009	Interest	for Sale	Total
	(in millions)

Balance at February 1, 2008	$223	$-	$223
Net unrealized (losses) gains included in earnings(a)	(8)	2	(6)
Issuances and settlements, net	181	-	181
Purchases	-	25	25

Balance at January 30, 2009	$396	$27	$423

(a) The unrealized gains on investments available for sale represent accrued interest.

Unrealized losses for the fiscal year ended January 30, 2009, related to the Level 3 retained interest asset and convertible debt security asset still held at the reporting date, are reported in income.

Items Measured at Fair Value on a Nonrecurring Basis — Certain financial assets and liabilities are measured at fair value on a nonrecurring basis and therefore not included in the recurring fair value table. The balances are not material relative to Dell’s balance sheet, and there were no material non-recurring adjustments to disclose under the provisions of SFAS 157 for the fiscal year ended January 30, 2009.

Investments

The following table summarizes, by major security type, the fair value and cost of Dell’s investments. All investments with remaining maturities in excess of one year are recorded as long-term investments in the Consolidated Statements of Financial Position.

	January 30, 2009				February 1, 2008
	Fair		Unrealized	Unrealized	Fair		Unrealized	Unrealized
	Value	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)
	(in millions)

Debt securities:
U.S. government and agencies	$539	$537	$3	$(1)	$1,013	$991	$23	$(1)
U.S. corporate	457	464	2	(9)	571	569	10	(8)
International corporate	78	77	1	(0)	68	67	1	-
State and municipal governments	5	5	0	-	5	5	-	-

Subtotal	1,079	1,083	6	(10)	1,657	1,632	34	(9)
Equity and other securities	115	115	-	-	111	111	-	-

Investments	$1,194	$1,198	$6	$(10)	$1,768	$1,743	$34	$(9)

Short-term	$740	$737	$4	$(1)	$208	$206	$2	$-
Long-term	454	461	2	(9)	1,560	1,537	32	(9)

Investments	$1,194	$1,198	$6	$(10)	$1,768	$1,743	$34	$(9)

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of Dell’s portfolio is affected primarily by interest rates more than the credit and liquidity issues currently facing the capital markets. Dell believes that its investments can be liquidated for cash on short notice. Dell’s exposure to asset and mortgage backed securities was less than 1% of the value of the portfolio at January 30, 2009. Dell attempts to mitigate these risks by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with an A-1 rating, limiting the amount that can be invested in any single issuer, and by investing in short to intermediate term investments whose market value is less sensitive to interest rate changes. As part of its cash and risk management processes, Dell performs periodic evaluations of the credit standing of the institutions in accordance with its investment policy. Dell’s investments in debt securities have effective maturities of less than five years. Management believes that no significant concentration of credit risk for investments exists for Dell.

At January 30, 2009, and February 1, 2008, Dell did not hold any auction rate securities. At January 30, 2009, and February 1, 2008, the total carrying value of investments in asset-backed and mortgage-backed debt securities was approximately $54 million and $550 million, respectively.

The following table summarizes Dell’s debt securities that had unrealized losses at January 30, 2009, and their duration:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(in millions)

U.S. government and agencies	$158	$(0)	$1	$(1)	$159	$(1)
U.S. corporate	197	(6)	13	(3)	210	(9)
International corporate	51	(0)	-	-	51	(0)
State and municipal governments	-	-	-	-	-	-

Total	$406	$(6)	$14	$(4)	$420	$(10)

At January 30, 2009, Dell held investments in 160 debt securities that had fair values below their carrying values for a period of less than 12 months and 11 debt securities that had fair values below their carrying values for a period of 12 months or more. The unrealized losses are due to changes in interest rates and are expected to be recovered over the contractual term of the instruments. The unrealized loss of $10 million has been recorded in other comprehensive income (loss) as Dell believes that the investments are not other-than-temporarily impaired.

Dell periodically reviews its investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. During Fiscal 2009 Dell recorded an $11 million other-than-temporary impairment loss. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, previous other-than-temporary impairment, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The investments other-than-temporarily impaired during Fiscal 2009 were asset-backed securities and were impaired due to severe price degradation or price degradation over an extended period of time, rise in delinquency rates and general credit enhancement declines.

The following table summarizes Dell’s gains and losses on investments recorded in investment and other income:

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2009	2008	2007
	(in millions)

Gains	$14	$17	$9
Losses	(24)	(3)	(14)

Net realized (losses) gains	$(10)	$14	$(5)

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

For foreign currency option and forward contracts designated as cash flow hedges, Dell assesses hedge effectiveness both at the onset of the hedge as well as at the end of each fiscal quarter throughout the life of the derivative. Dell measures hedge ineffectiveness by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item, both of which are based on forward rates. Dell recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, currently in earnings as a component of investment and other income, net. Hedge ineffectiveness for cash flow hedges was not material for Fiscal 2009, 2008, and 2007. During Fiscal 2009, 2008, and 2007, Dell did not discontinue any cash flow hedges that had a material impact on Dell’s results of operations as substantially all forecasted foreign currency transactions were realized in Dell’s actual results.

Changes in the aggregate unrealized net gain (loss) of Dell’s cash flow hedges that are recorded as a component of comprehensive income (loss), net of tax, are presented in the table below. Dell expects to reclassify substantially all of the unrealized net gain recorded in accumulated other comprehensive income (loss) at January 30, 2009, into earnings during the next fiscal year, providing an offsetting economic impact against the settlement of the underlying transactions.

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2009	2008	2007
	(in millions)

Aggregate unrealized net (losses) gains at beginning of year	$(25)	$13	$(17)
Net gains (losses) reclassified to earnings	603	(392)	(260)
Change in fair value of cash flow hedges	(254)	354	290

Aggregate unrealized net gains (losses) at end of year	$324	$(25)	$13

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expire in three months or less. These contracts are not designated as hedges under SFAS 133, and therefore, the change in the instrument’s fair value is recognized currently in earnings as a component of investment and other income, net.

The gross notional value of foreign currency derivative financial instruments and the related net asset or liability was as follows:

	January 30, 2009		February 1, 2008
	Gross	Net Asset	Gross	Net Asset
	Notional	(Liability)	Notional	(Liability)
	(in millions)

Cash flow hedges	$6,581	$542	$7,772	$(9)
Other derivatives	581	(46)	(1,338)	8

	$7,162	$496	$6,434	$(1)

Commercial Paper

Dell has a commercial paper program with a supporting senior unsecured revolving credit facility that allows Dell to obtain favorable short-term borrowing rates. The commercial paper program and related revolving credit facility were increased from $1.0 billion to $1.5 billion on April 4, 2008. Dell pays facility commitment fees at rates based upon Dell’s credit rating. Unless extended, $500 million expires on April 3, 2009, and $1.0 billion expires on June 1, 2011. The credit facility requires compliance with conditions that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio. Amounts outstanding under the facility may be accelerated for typical defaults, including failure to pay principal or interest, breaches of covenants, non-payment of judgments or debt obligations in excess of $200 million, occurrence of a change of control, and certain bankruptcy events. There were no events of default as of January 30, 2009.

At January 30, 2009, there was $100 million outstanding under the commercial paper program and no outstanding advances under the related revolving credit facilities. The weighted-average interest rate on these outstanding short-term borrowings was 0.19%. At February 1, 2008, there were no outstanding advances under the commercial paper program or the related credit facility. Dell uses the proceeds of the program for short-term liquidity needs.

India Credit Facilities

Dell India Pvt Ltd. (“Dell India”), Dell’s wholly-owned subsidiary, maintains unsecured short-term credit facilities with Citibank N.A. Bangalore Branch India (“Citibank India”) that provide a maximum capacity of $30 million to fund Dell India’s working capital and import buyers’ credit needs. The capacity increased from $30 million to $55 million on August 6, 2008. The incremental $25 million line of credit expired on December 31, 2008, and was not renewed. Financing is available in both Indian Rupees and foreign currencies. The borrowings are extended on an unsecured basis based on Dell’s guarantee to Citibank N.A. Citibank India can cancel the facilities in whole or in part without prior notice, at which time any amounts owed under the facilities will become immediately due and payable. Interest on the outstanding loans is charged monthly and is calculated based on Citibank India’s internal cost of funds plus 0.25%. At January 30, 2009, and February 1, 2008, outstanding advances from Citibank India totaled $12 million and $23 million, respectively, and are included in short-term debt on Dell’s Consolidated Statement of Financial Position. There have been no events of default.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Term Debt and Interest Rate Risk Management

The following table summarizes our long-term debt at:

	January 30,	February 1,
	2009	2008
	(in millions)

Long-term debt:
Indenture:
$600 million issued on April 17, 2008 at 4.70% due April 2013 with interest payable April 15 and October 15	$599	$-
$500 million issued on April 17, 2008 at 5.65% due April 2018 with interest payable April 15 and October 15	499	-
$400 million issued on April 17, 2008 at 6.50% due April 2038 with interest payable April 15 and October 15	400	-
Senior Debentures
$300 million issued on April 1998 at 7.10% due April 2028 with interest payable April 15 and October 15 (includes the impact of interest rate swaps)	400	359
Senior Notes
$200 million issued on April 1998 at 6.55% due April 2008 with interest payable April 15 and October 15 (includes fair value adjustment related to SFAS 133)	-	201

	1,898	560
Other	-	2
Less current portion	-	(200)

Total long-term debt	$1,898	$362

During Fiscal 2009, Dell Inc. issued and sold debt comprising $600 million aggregate principal amount due 2013 with a fixed interest rate of 4.70% (“2013 Notes”), $500 million aggregate principal amount due 2018 with a fixed interest rate of 5.65% (“2018 Notes”), and $400 million aggregate principal amount due 2038 with a fixed interest rate of 6.50% Notes (“2038 Notes”), and together with the 2013 Notes and the 2018 Notes, (“Notes”). The Notes are unsecured obligations and rank equally with Dell’s existing and future unsecured senior indebtedness. The Notes effectively rank junior to all indebtedness and other liabilities, including trade payables, of Dell’s subsidiaries. The net proceeds from the offering of the Notes were approximately $1.5 billion after payment of expenses of the offering. The estimated fair value of the long-term debt was approximately $1.5 billion at January 30, 2009, compared to a carrying value of $1.5 billion at that date.

The Notes were issued pursuant to an Indenture dated as of April 17, 2008 (“Indenture”), between Dell and a trustee. The Indenture contains customary events of default with respect to the Notes, including failure to make required payments, failure to comply with certain agreements or covenants and certain events of bankruptcy and insolvency. The Indenture also contains covenants limiting Dell’s ability to create certain liens, enter into sale-and-leaseback transactions and consolidate or merge with, or convey, transfer or lease all or substantially all of Dell’s assets to, another person. The Notes will be redeemable, in whole or in part at any time, at Dell’s option, at a “make-whole premium” redemption price calculated by Dell equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the Indenture) plus 35 basis points, plus accrued interest thereon to the date of redemption.

The Senior Debentures generally contain no restrictive covenants, other than a limitation on liens on Dell’s assets and a limitation on sale-and-leaseback transactions involving Dell property. Interest rate swap agreements were entered into concurrently with the issuance of the Senior Debentures to convert the fixed rate to a floating rate for a notional amount of $300 million and were set to mature April 15, 2028.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The floating rates were based on three-month London Interbank Offered Rates plus 0.79%. In January 2009, Dell terminated its interest rate swap contracts with notional amounts totaling $300 million. Dell received $103 million in cash proceeds from the swap terminations, which included $1 million in accrued interest. These swaps had effectively converted its $300 million, 7.10% fixed rate Senior Debentures due 2028 to variable rate debt. As a result of the swap terminations, the fair value of the terminated swaps are reported as part of the carrying value of the Senior Debentures and are amortized as a reduction of interest expense over the remaining life of the debt. The cash flows from the terminated swap contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

As of January 30, 2009, there were no events of default for the Indenture and the Senior Debentures.

Dell’s effective interest rate for the Senior Debentures was 4.57% for Fiscal 2009. The principal amount of the debt was $300 million at January 30, 2009. The estimated fair value of the long-term debt was approximately $294 million at January 30, 2009, compared to a carrying value of $400 million at that date as a result of the termination of the interest rate swap agreements.

Prior to the termination of the interest rate swap contracts, the interest rate swaps qualified for hedge accounting treatment pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Dell designated the issuance of the Senior Debentures and the related interest rate swap agreements as an integrated transaction. The changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. The differential to be paid or received on the interest rate swap agreements was accrued and recognized as an adjustment to interest expense as interest rates changed.

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

In November 2008, Dell filed a shelf registration statement with the SEC, which provides Dell with the ability to issue additional term debt up to $1.5 billion, subject to market conditions.

NOTE 3 —	INCOME TAXES

Income before income taxes included approximately $2.6 billion, $3.2 billion, and $2.6 billion related to foreign operations in Fiscal 2009, 2008 and 2007 respectively.

The provision for income taxes consisted of the following:

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2009	2008	2007
	(in millions)

Current:
Domestic	$465	$901	$846
Foreign	295	287	178
Deferred	86	(308)	(262)

Provision for income taxes	$846	$880	$762

Deferred tax assets and liabilities for the estimated tax impact of temporary differences between the tax and book basis of assets and liabilities are recognized based on the enacted statutory tax rates for the year in which Dell expects the differences to reverse. A valuation allowance is established against a deferred tax asset when it is more likely than not that the asset or any portion thereof will not be realized. Based upon all the available evidence including expectation of future taxable income, Dell has provided a valuation allowance of $31 million related to state credit carryforwards, but determined that it will be able to realize the remainder of its deferred tax assets.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of Dell’s net deferred tax asset are as follows:

	January 30,	February 1,
	2009	2008
	(in millions)

Deferred tax assets:
Deferred revenue	$633	$597
Inventory and warranty provisions	36	46
Investment impairments and unrealized losses	5	10
Provisions for product returns and doubtful accounts	53	61
Capital loss	1	7
Leasing and financing	242	302
Credit carryforwards	47	3
Loss carryforwards	88	16
Stock-based and deferred compensation	233	188
Operating accruals	33	58
Compensation related accruals	48	40
Other	116	78

Deferred tax assets	1,535	1,406

Deferred tax liabilities:
Property and equipment	(160)	(105)
Acquired intangibles	(204)	(199)
Unrealized gains	(14)	-
Other	(59)	(21)

Deferred tax liabilities	(437)	(325)

Valuation allowance	(31)	-

Net deferred tax asset	$1,067	$1,081

Current portion (included in other current assets)	$499	$596
Non-current portion (included in other non-current assets)	568	485

Net deferred tax asset	$1,067	$1,081

As of January 30, 2009, Dell has recorded $76 million of deferred tax assets related to acquired net operating loss and credit carryforwards. The offset for recording the acquired net operating loss and credit carryforwards was $56 million to goodwill and $20 million to additional-paid-in-capital. Utilization of the acquired carryforwards is subject to limitations due to ownership changes, which may delay the utilization of a portion of the acquired carryforwards. The carryforwards for significant taxing jurisdictions expire beginning Fiscal 2017.

Deferred taxes have not been recorded on the excess book basis in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future and are expected to be permanent in duration. These basis differences in the amount of approximately $9.9 billion arose primarily from the undistributed book earnings of substantially all of the subsidiaries in which Dell intends to reinvest indefinitely. The basis differences could reverse through a sale of the subsidiaries or the receipt of dividends from the subsidiaries, as well as various other events. Net of available foreign tax credits, residual income tax of approximately $3.2 billion would be due upon reversal of this excess book basis as of January 30, 2009.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A portion of Dell’s operations is subject to a reduced tax rate or is free of tax under various tax holidays that expire in whole or in part during Fiscal 2010 through 2018. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $338 million ($0.17 per share) in Fiscal 2009, $502 million ($0.23 per share) in Fiscal 2008, and $282 million ($0.13 per share) in Fiscal 2007.

In March 2007, China announced a broad program to reform tax rates and incentives, effective January 1, 2008, including the introduction of phased-in transition rules that could significantly alter the Chinese tax structure for U.S. companies operating in China. Clarification of the rules, which phase in higher statutory tax rates over a five year period, was issued in late Fiscal 2008. As a result, Dell increased the relevant deferred tax assets to reflect the enacted statutory rates for the year in which it expects the differences to reverse, which resulted in an additional tax benefit of $27 million in Fiscal 2008.

The effective tax rate differed from the statutory U.S. federal income tax rate as follows:

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2009	2008	2007

U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign income taxed at different rates	(11.2)	(13.6)	(14.9)
Imputed intercompany charges	-	-	2.0
In-process research and development	-	0.8	-
Other	1.6	0.8	0.7

Total	25.4%	23.0%	22.8%

The increase in Dell’s Fiscal 2009 effective tax rate, compared to Fiscal 2008, is due primarily to an increased profitability mix in higher tax jurisdictions during Fiscal 2009 as compared to Fiscal 2008. The increase in Dell’s Fiscal 2008 effective tax rate, compared to Fiscal 2007, is due to the tax related to accessing foreign cash and the nondeductibility of acquisition-related IPR&D charges offset primarily by the increase of consolidated profitability in lower foreign tax jurisdictions during Fiscal 2008 as compared to Fiscal 2007.

Dell adopted FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) effective February 3, 2007. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s widely understood administrative practices and precedents. Once the recognition threshold is met, the portion of the tax benefit that is recorded represents the largest amount of tax benefit that is greater than 50 percent likely to be realized upon settlement with a taxing authority. The cumulative effect of adopting FIN 48 was a $62 million increase in tax liabilities and a corresponding decrease to the February 2, 2007 stockholders’ equity balance of which $59 million related to retained earnings and $3 million related to additional-paid-in-capital. In addition, consistent with the provisions of FIN 48, Dell changed the classification of $1.1 billion of income tax liabilities from current to non-current because payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

non-current liabilities in the Consolidated Statements of Financial Position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Total
(in millions)

Balance at February 3, 2007 (adoption)	$1,096
Increases related to tax positions of the current year	390
Increases related to tax positions of prior years	34
Reductions for tax positions of prior years	(13)
Lapse of statute of limitations	(6)
Settlements	(18)

Balance at February 1, 2008	$1,483
Increases related to tax positions of the current year	298
Increases related to tax positions of prior years	19
Reductions for tax positions of prior years	(217)
Lapse of statute of limitations	(7)
Settlements	(38)

Balance at January 30, 2009	$1,538

Fiscal 2009 reductions for tax positions of prior years in the table above include $163 million of items that did not impact Dell’s effective tax rate for Fiscal 2009. These items include foreign currency translation, withdrawal of positions expected to be taken for prior year tax filings, and a reduction that is included in the deferred tax asset valuation allowance at January 30, 2009.

Associated with the unrecognized tax benefits of $1.5 billion at January 30, 2009, are interest and penalties as well as $166 million of offsetting tax benefits associated with estimated transfer pricing, the benefit of interest deductions, and state income tax benefits. The net amount of $1.8 billion, if recognized, would favorably affect Dell’s effective tax rate.

Interest and penalties related to income tax liabilities are included in income tax expense. The balance of gross accrued interest and penalties recorded in the Consolidated Statements of Financial Position at January 30, 2009 and February 1, 2008, was $400 million and $288 million, respectively. During Fiscal 2009 and Fiscal 2008, $112 million and $88 million, respectively, related to interest and penalties were included in income tax expense.

Dell is currently under income tax audits in various jurisdictions, including the U.S. The tax periods open to examination by the major taxing jurisdictions to which Dell is subject include fiscal years 1997 through 2009. As a result of these audits, Dell maintains ongoing discussions and negotiations relating to tax matters with the taxing authorities in these various jurisdictions. Dell’s U.S. Federal income tax returns for fiscal years 2004 through 2006 are under examination, and the Internal Revenue Service has proposed certain preliminary assessments primarily related to transfer pricing matters. Dell anticipates this audit will take several years to resolve and continues to believe that it has provided adequate reserves related to the matters under audit. However, should Dell experience an unfavorable outcome in this matter, it could have a material impact on its results of operations, financial position, or cash flows. Although the timing of income tax audit resolution and negotiations with taxing authorities are highly uncertain, Dell does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

Dell takes certain non-income tax positions in the jurisdictions in which it operates and has received certain non-income tax assessments in various jurisdictions. Dell is also involved in related non-income tax litigation matters in various jurisdictions. Dell believes its positions are supportable, a liability is not probable, and that it will ultimately prevail. However, significant judgment is required in determining the ultimate outcome of these matters. In the normal course of business, Dell’s positions and conclusions related to its non-income taxes could be challenged and assessments may be made. To the extent new information is obtained and Dell’s views on its positions, probable outcomes of assessments, or litigation changes, changes in estimates to Dell’s accrued liabilities would be recorded in the period in which the determination is made.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 —	CAPITALIZATION

Preferred Stock

Authorized Shares — Dell has the authority to issue five million shares of preferred stock, par value $.01 per share. At January 30, 2009, and February 1, 2008, no shares of preferred stock were issued or outstanding.

Redeemable Common Stock

In prior years, Dell inadvertently failed to register with the SEC the issuance of some shares under certain employee benefit plans. These shares were purchased by participants between March 31, 2006, and April 3, 2007. As a result, certain purchasers of securities pursuant to those plans may have had the right to rescind their purchases for an amount equal to the purchase price paid for the securities, plus interest from the date of purchase. Dell made a registered rescission offer to eligible plan participants effective as of August 12, 2008. At February 1, 2008, and February 2, 2007, approximately 4 million shares ($94 million) and 5 million shares ($111 million), respectively, were classified outside stockholders’ equity because the redemption features were not within Dell’s control. Prior to the effective date of the rescission offer, as participants sold shares in the open market, the shares held outside of stockholders’ equity were reclassified to common stock and capital in excess of $0.01 par value, accordingly. These shares were treated as outstanding for financial reporting purposes. The registered rescission offer expired on September 26, 2008, and payments of $29 million under the offer have been substantially completed. Upon expiration of the rescission offer, all remaining redeemable shares were reclassified to within stockholders’ equity.

Common Stock

Authorized Shares — At January 30, 2009, Dell is authorized to issue 7.0 billion shares of common stock, par value $.01 per share.

Share Repurchase Program — Dell has a share repurchase program that authorizes it to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under Dell’s equity compensation plans. However, Dell does not currently have a policy that requires the repurchase of common stock in conjunction with stock-based payment arrangements. During Fiscal 2009, Dell repurchased approximately 134 million shares for an aggregate cost of approximately $2.9 billion. At January 30, 2009, Dell’s remaining authorized amount for share repurchases was $4.5 billion.

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

The 2002 Incentive Plan provides for the granting of stock-based incentive awards to Dell’s employees and non-employee directors. Awards may be incentive stock options within the meaning of Section 422 of the Internal Revenue Code, nonqualified stock options, restricted stock, or restricted stock units. There were approximately 313 million, 292 million, and 271 million shares of Dell’s common stock available for future grants under the Stock Plans at January 30, 2009, February 1, 2008, and February 2, 2007, respectively. To satisfy stock option exercises, Dell has a policy of issuing new shares as opposed to repurchasing shares on the open market.

Stock Option Agreements — The right to purchase shares pursuant to existing stock option agreements typically vests pro-rata at each option anniversary date over a three- to five-year period. The options, which are granted with option exercise prices equal to the fair market value of Dell’s common stock on the date of grant, generally expire within ten to twelve years from the date of grant.

Restricted Stock Awards — Awards of restricted stock may be either grants of restricted stock, restricted stock units, or performance-based stock units that are issued at no cost to the recipient. For restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted stock grants typically vest over a three- to seven-year period beginning on the date of grant. For restricted stock units, legal ownership of the shares is not transferred to the

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

employee until the unit vests, which is generally over a three- to five-year period. Dell also grants performance-based restricted stock units as a long-term incentive in which an award recipient receives shares contingent upon Dell achieving performance objectives and the employees’ continuing employment through the vesting period, which is generally over a three- to five-year period. Compensation expense recorded in connection with these performance-based restricted stock units is based on Dell’s best estimate of the number of shares that will eventually be issued upon achievement of the specified performance criteria and when it becomes probable that certain performance goals will be achieved. The cost of these awards is determined using the fair market value of Dell’s common stock on the date of the grant. Compensation expense for restricted stock awards with a service condition is recognized on a straight-line basis over the vesting term. Compensation expense for performance-based restricted stock awards is recognized on an accelerated multiple-award approach based on the most probable outcome of the performance condition.

Acceleration of Vesting of Options — On January 23, 2009, Dell’s Board of Directors approved the acceleration of the vesting of unvested “out-of-the-money” stock options (options that have an exercise price greater than the current market stock price) with exercise prices equal to or greater than $10.14 per share for approximately 2,800 employees holding options to purchase approximately 21 million shares of common stock. Dell concluded the modification to the stated vesting provisions was substantive after Dell considered the volatility of its share price and the exercise price of the amended options in relation to recent share values. Because the modification was considered substantive, the remaining unearned compensation expense of $104 million was recorded as an expense in Fiscal 2009. The weighted-average exercise price of the options that were accelerated was $21.90.

Temporary Suspension of Option Exercises, Vesting of Restricted Stock Units, and Employee Stock Purchase Plan (“ESPP”) Purchases — As a result of Dell’s inability to timely file its Annual Report on Form 10-K for Fiscal 2007, Dell suspended the exercise of employee stock options, the settlement of restricted stock units, and the purchase of shares under the ESPP on April 4, 2007. Dell resumed allowing the exercise of employee stock options by employees and the settlement of restricted stock units on October 31, 2007. The purchase of shares under the ESPP was not resumed as the plan was discontinued during the first quarter of Fiscal 2009.

Dell decided to pay cash to current and former employees who held “in-the-money” stock options (options that have an exercise price less than the current market stock price) that expired during the period of unexercisability due to Dell’s inability to timely file its Annual Report on Form 10-K for Fiscal 2007. During Fiscal 2008, Dell made payments of approximately $107 million, which were expensed, relating to in-the-money stock options that expired in the second and third quarters of Fiscal 2008.

General Information

Stock Option Activity — The following table summarizes stock option activity for the Stock Plans during Fiscal 2009:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in millions)	(per share)	(in years)	(in millions)

Options outstanding — February 1, 2008	264	$32.30
Granted	13	19.71
Exercised	(4)	19.08
Forfeited	(4)	23.97
Cancelled/expired	(39)	33.14

Options outstanding — January 30, 2009	230	$31.85

Vested and expected to vest (net of estimated forfeitures) — January 30, 2009(a)(b)	230	$31.86	3.9	$-
Exercisable — January 30, 2009(a)(b)	230	$31.86	3.9	$-

(a)	For options vested and expected to vest and options exercisable, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Dell’s closing stock price on January 30, 2009, and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on January 30, 2009. The intrinsic value changes based on changes in the fair market value of Dell’s common stock.

(b)	No options were in-the-money at January 30, 2009.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes stock option activity for the Stock Plans during Fiscal 2008:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in millions)	(per share)	(in years)	(in millions)

Options outstanding — February 2, 2007	314	$32.16
Granted	12	24.45
Exercised	(7)	18.99
Forfeited	(5)	26.80
Cancelled/expired	(50)	32.01

Options outstanding — February 1, 2008	264	$32.30

Vested and expected to vest (net of estimated forfeitures) — February 1, 2008(a)	259	$32.43	4.5	$13
Exercisable — February 1, 2008(a)	242	$32.89	4.2	$12

The following table summarizes stock option activity for the Stock Plans during Fiscal 2007:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in millions)	(per share)	(in years)	(in millions)

Options outstanding — February 3, 2006	343	$31.86
Granted	10	25.97
Exercised	(13)	14.09
Forfeited	(4)	25.84
Cancelled/expired	(22)	36.43

Options outstanding — February 2, 2007	314	$32.16

Vested and expected to vest (net of estimated forfeitures) — February 2, 2007(a)	309	$32.26	5.2	$148
Exercisable — February 2, 2007(a)	284	$32.74	5.1	$145

(a)	For options vested and expected to vest and options exercisable, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Dell’s closing stock price on February 1, 2008, and February 2, 2007, respectively, and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on February 1, 2008, and February 2, 2007, respectively. The intrinsic value changes based on changes in the fair market value of Dell’s common stock.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other information pertaining to stock options for the Stock Plans is as follows:

	Fiscal Years Ended
	January 30,	February 1,	February 2,
	2009	2008	2007
	(in millions, except per option data)

Weighted-average grant date fair value of stock options granted per option	$5.87	$6.29	$6.90
Total fair value of options vested(a)	$187	$208	$415
Total intrinsic value of options exercised(b)	$15	$64	$171

(a)	Includes the $104 million charge for the Fiscal 2009 acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $10.14 per share previously awarded under equity compensation plans.

(b)	The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the fiscal year.

At January 30, 2009, approximately $1 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options is expected to be recognized over a weighted-average period of approximately 2.3 years.

Non-vested Restricted Stock Activity — Non-vested restricted stock awards and activities were as follows:

	Fiscal 2009		Fiscal 2008		Fiscal 2007
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Grant Date	of	Grant Date	of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(in millions)	(per share)	(in millions)	(per share)	(in millions)	(per share)

Non-vested restricted stock beginning balance	36	$24.90	17	$28.76	2	$34.66
Granted	18	19.11	26	22.85	21	28.36
Vested	(10)	24.64	(3)	28.79	(1)	28.84
Forfeited	(8)	23.15	(4)	24.71	(5)	29.29

Non-vested restricted stock ending balance	36	$22.45	36	$24.90	17	$28.76

	Fiscal Years Ended
	January 30,	February 1,	February 2,
	2009	2008	2007
	(in millions, except per option data)

Weighted-average grant date fair value of restricted stock awards granted	$19.11	$22.85	$28.36
Total estimated grant date fair value of restricted stock awards vested	$252	$103	$16

At January 30, 2009, $507 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.0 years.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expense Information under SFAS 123(R)

Stock-based compensation expense was allocated as follows:

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2009	2008	2007
	(in millions)

Cost of net revenue	$62	$62	$59
Operating expenses	356	374	309

Stock-based compensation expense before taxes	418	436	368
Income tax benefit	(131)	(127)	(110)

Stock-based compensation expense, net of income taxes	$287	$309	$258

Stock-based compensation in the table above includes $104 million of expense for accelerated options and a reduction of $1 million for the release of the accrual for expired stock options in Fiscal 2009 and $107 million of cash expense in Fiscal 2008 for expired stock options, as previously discussed.

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

The weighted-average fair value of stock options and purchase rights under the employee stock purchase plan was determined based on the Black-Scholes option pricing model weighted for all grants utilizing the assumptions in the following table:

	Fiscal Years Ended
	January 30,	February 1,	February 2,
	2009	2008	2007

Expected term:
Stock options	3.6 years	3.5 years	3.6 years
Employee stock purchase plan	N/A(a)	N/A(a)	3 months
Risk-free interest rate (U.S. Government Treasury Note)	2.3%	4.4%	4.8%
Volatility	37%	27%	26%
Dividends	0%	0%	0%

(a)	No purchase rights were granted under the ESPP in Fiscal 2009 and Fiscal 2008 due to Dell suspending the ESPP on April 4, 2007, and subsequently discontinuing the plan effective the first quarter of Fiscal 2009 as a part of an overall assessment of its benefits strategy.

401(k) Plan — Dell has a defined contribution retirement plan (the “401(k) Plan”) that complies with Section 401(k) of the Internal Revenue Code. Substantially all employees in the U.S. are eligible to participate in the 401(k) Plan. Effective January 1, 2008, Dell

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

matches 100% of each participant’s voluntary contributions, subject to a maximum contribution of 5% of the participant’s compensation, and participants vest immediately in all Dell contributions to the 401(k) Plan. From January 1, 2005, to December 31, 2007, Dell matched 100% of each participant’s voluntary contributions, subject to a maximum contribution of 4% of the participant’s compensation. Prior to January 1, 2005, Dell matched 100% of each participant’s voluntary contributions, subject to a maximum contribution of 3% of the participant’s compensation. Dell’s contributions during Fiscal 2009, 2008, and 2007 were $93 million, $76 million, and $70 million, respectively. Dell’s contributions are invested according to each participant’s elections in the investment options provided under the Plan. Investment options include Dell stock, but neither participant nor Dell contributions are required to be invested in Dell stock.

Deferred Compensation Plan — Dell has a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees and non-employee directors. The Deferred Compensation Plan permits the deferral of base salary and annual incentive bonus. The deferrals are held in a separate trust, which has been established by Dell to administer the Plan. The assets of the trust are subject to the claims of Dell’s creditors in the event that Dell becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e. a “Rabbi Trust”). In accordance with the provisions of EITF No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested, the assets and liabilities of the Deferred Compensation Plan are presented in long-term investments and accrued and other liabilities in the Consolidated Statements of Financial Position, respectively. The assets held by the trust are classified as trading securities with changes recorded to investment and other income, net. These assets are valued at $73 million and are disclosed in Note 2 of Notes to Consolidated Financial Statements. Changes in the deferred compensation liability are recorded to compensation expense.

Employee Stock Purchase Plan — Dell discontinued its shareholder approved employee stock purchase plan during the first quarter of Fiscal 2009. Prior to discontinuance, the ESPP allowed participating employees to purchase common stock through payroll deductions at the end of each three-month participation period at a purchase price equal to 85% of the fair market value of the common stock at the end of the participation period. Upon adoption of SFAS 123(R) in Fiscal 2007, Dell began recognizing compensation expense for the 15% discount received by the participating employees. No common stock was issued under this plan in Fiscal 2009 or Fiscal 2008 due to Dell suspending the ESPP on April 4, 2007, and subsequently discontinuing the ESPP as part of an overall assessment of its benefits strategy. Common stock issued under ESPP totaled 6 million shares in Fiscal 2007, and the weighted-average fair value of the purchase rights under the ESPP during Fiscal 2007 was $3.89.

NOTE 6 —	FINANCIAL SERVICES

Dell Financial Services L.L.C.

Dell offers or arranges various financing options and services for its business and consumer customers in the U.S. through DFS. a wholly-owned subsidiary of Dell. DFS’s key activities include the origination, collection, and servicing of customer receivables related to the purchase of Dell products.

Dell utilizes DFS to facilitate financing for customers who elect to finance products sold by Dell. New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services through DFS, were $4.5 billion, $5.7 billion, and $6.1 billion, during the fiscal years ended January 30, 2009, February 1, 2008, and February 2, 2007, respectively.

CIT, formerly a joint venture partner of DFS, continues to have the right to purchase a percentage of new customer receivables facilitated by DFS until January 29, 2010 (“Fiscal 2010”). CIT’s contractual funding right is up to 35% in Fiscal 2009 and up to 25% in Fiscal 2010. During Fiscal 2009 CIT’s funding percentage was approximately 34%. DFS services the receivables purchased by CIT. However, Dell’s obligation related to the performance of the DFS originated receivables purchased by CIT is limited to the cash funded credit reserves established at the time of funding.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financing Receivables

The following table summarizes the components of Dell’s financing receivables, net of the allowance for financing receivables losses:

	January 30,	February 1,
	2009	2008
	(in millions)

Customer receivables:
Revolving loans, gross	$963	$1,063
Fixed-term leases and loans, gross	723	654

Customer receivables, gross	1,686	1,717
Customer receivables allowance	(149)	(96)

Customer receivables, net	1,537	1,621
Residual interest	279	295
Retained interest	396	223

Financing receivables, net	$2,212	$2,139

Short-term	$1,712	$1,732
Long-term	500	407

Financing receivables, net	$2,212	$2,139

Of the gross customer receivable balance at January 30, 2009, and February 1, 2008, $45 million and $444 million, respectively, represent balances which are due from CIT in connection with specified promotional programs.

Customer Receivables  — The composition and credit quality of customer receivables vary from investment grade commercial customers to subprime consumers. Dell’s estimate of subprime customer receivables was approximately 20% of the gross customer receivable balance at January 30, 2009, and February 1, 2008.

As of January 30, 2009, and February 1, 2008, customer financing receivables 60 days or more delinquent was $58 million and $34 million, respectively. These amounts represent 3.7% and 2.1% of the ending customer financing receivables balances for the respective years.

Net principal charge-offs for Fiscal 2009 and Fiscal 2008 were $86 million and $40 million, respectively. These amounts represent 5.5% and 2.7% of the average outstanding customer financing receivable balance (including accrued interest) for the respective years.

The following is a description of the components of customer receivables.

–	Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. Revolving loans bear interest at a variable annual percentage rate that is tied to the prime rate. Based on historical payment patterns, revolving loan transactions are typically repaid on average within 12 months. Revolving loans are included in short-term financing receivables in the table above. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full, no interest is charged. These special programs generally range from 3 to 12 months. At January 30, 2009, and February 1, 2008, $352 million and $668 million, respectively, were receivable under these special programs.

–	Dell enters into sales-type lease arrangements with customers who desire lease financing. Leases with business customers have fixed terms of two to five years. Future maturities of minimum lease payments at January 30, 2009 for future fiscal years are as follows: 2010: $219 million; 2011: $144 million; 2012: $67 million; 2013: $7 million and 2014: $0.1 million. Fixed-term loans are also offered to qualified small businesses, large commercial accounts, governmental organizations and educational entities.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Residual Interest — Dell retains a residual interest in the leased equipment. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, Dell assesses the carrying amount of its recorded residual values for impairment. Anticipated declines in specific future residual values that are considered to be other-than-temporary are recorded in current earnings.

Retained Interest — Retained interest represents the residual beneficial interest Dell retains in certain pools of securitized financing receivables. Retained interest is stated at the present value of the estimated net beneficial cash flows after payment of all senior interests. Dell values the retained interest at the time of each receivable transfer and at the end of each reporting period. The fair value of the retained interest is determined using a discounted cash flow model with various key assumptions, including payment rates, credit losses, discount rates, and remaining life of the receivables sold. These assumptions are supported by both Dell’s historical experience and anticipated trends relative to the particular receivable pool. The weighted average assumptions for retained interest can be affected by the many factors, including asset type (revolving versus fixed), repayment terms, and the credit quality of assets being securitized.

The implementation of SFAS 157 did not result in material changes to the models or processes used to value retained interest. See Note 2 of Notes to Consolidated Financial Statements for the impact of the implementation of SFAS 157.

The following table summarizes the activity in retained interest balances and related cash flows:

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2009	2008	2007
	(in millions)

Retained interest:
Retained interest at beginning of year	$223	$159	$90
Issuances	427	173	167
Distributions from conduits	(246)	(132)	(142)
Net accretion	16	31	17
Change in fair value for the period	(24)	(8)	27

Retained interest at end of year	$396	$223	$159

Cash flows during the periods:
Proceeds from new securitizations	$350	$538	$607
Distributions from conduits	246	132	142
Servicing and administration fees received	19	15	9
Repurchases of ineligible contracts	(5)	(11)	(7)

Cash flows during the period	$610	$674	$751

The table below summarizes the key assumptions used to measure the fair value of the retained interest as of January 30, 2009.

	Weighted Average Key Assumptions
	Monthly
	Payment	Credit	Discount
	Rates	Losses	Rates	Life
		(lifetime)	(annualized)	(months)

Time of sale valuation of retained interest	12%	8%	14%	14
Valuation of retained interest	8%	12%	11%	11

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The impact of adverse changes to the key valuation assumptions to the fair value of retained interest at January 30, 2009 is shown in the following table (in millions):

Expected prepayment speed: 10%	$(9)
Expected prepayment speed: 20%	$(17)
Expected credit losses: 10%	$(13)
Expected credit losses: 20%	$(21)
Discount rate: 10%	$(5)
Discount rate: 20%	$(10)

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

Asset Securitization

During Fiscal 2009 and Fiscal 2008, Dell transferred $1.4 billion and $1.2 billion respectively, of fixed-term leases and loans and revolving loans to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from those of Dell. The purpose of the qualifying special purpose entities is to facilitate the funding of financing receivables in the capital markets. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Two of the three conduits fund fixed-term leases and loans, and one conduit funds revolving loans. The principal balance of the securitized receivables at the end of Fiscal 2009 and Fiscal 2008 was $1.4 billion and $1.2 billion, respectively.

Dell services securitized contracts and earns a servicing fee. Dell’s securitization transactions generally do not result in servicing assets and liabilities as the contractual fees are adequate compensation in relation to the associated servicing cost.

During Fiscal 2009, the disruption in the debt and capital markets resulted in reduced liquidity and increased costs for funding of financial assets. Due to a proposed increase to the cost structure in Dell’s revolving securitization arrangement, Dell elected not to extend the terms of the agreement. This resulted in a scheduled amortization of the transaction. During this scheduled amortization period, all principal collections will be used to pay down the outstanding debt amount related to the securitized assets. The right to receive cash collections is delayed until the debt is fully paid.

During the scheduled amortization, no transfers of new revolving loans will occur. Additional purchases made on existing securitized revolving loans (repeat purchases) will continue to be transferred to the qualified special purpose entity and will increase the retained interest in securitized assets on the balance sheet.

Dell’s securitization programs contain standard structural features related to the performance of the securitized receivables. These structural features include defined credit losses, delinquencies, average credit scores, and excess collections above or below specified levels. In the event one or more of these features are met and Dell is unable to restructure the program, no further funding of receivables will be permitted and the timing of expected retained interest cash flows will be delayed, which would impact the valuation of the retained interest. For the revolving transaction currently under scheduled amortization, performance features have been suspended.

As of January 30, 2009, and February 1, 2008, securitized financing receivables 60 days or more delinquent were $63 million and $54 million, respectively. These amounts represent 4.6% and 4.4% of the ending securitized financing receivables balances for the respective years.

Net principal charge-offs for Fiscal 2009 and Fiscal 2008, were $114 million and $81 million, respectively. These amounts represent 8.2% and 7.0% of the average outstanding securitized financing receivable balance for the respective years.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 —	ACQUISITIONS

Dell has recorded all of its acquisitions using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the results of operations of the acquired companies have been included in Dell’s consolidated results since the date of each acquisition. Dell allocates the purchase price of its acquisitions to the tangible assets, liabilities, and intangible assets acquired, which include IPR&D charges, based on their estimated fair values. The excess of the purchase price over the fair value of the identified assets and liabilities has been recorded as goodwill. The fair value assigned to the assets acquired is based on valuations using management’s estimates and assumptions. Dell does not expect the majority of goodwill related to these acquisitions to be deductible for tax purposes. In compliance with SFAS No. 142, Goodwill and Other Intangible Assets, Dell defines its reporting units as its reportable business segments. Dell has not presented pro forma results of operations because these acquisitions are not material to Dell’s consolidated results of operations, financial position or cash flows on either an individual or an aggregate basis. Dell has included the results of operations of these transactions prospectively from the respective date of the transaction.

The purchase price allocations for these acquisitions are preliminary and subject to revision as more detailed analyses are completed and additional information about the fair value of assets and liabilities becomes available. Any change in the estimated fair value of the net assets, within one year of acquisition of the acquired companies, will change the amount of the purchase price allocable to goodwill.

Fiscal 2009 Acquisitions

Dell completed three acquisitions, The Networked Storage Company, MessageOne, Inc. (“MessageOne”), and Allin Corporation (“Allin”) during Fiscal 2009 for approximately $197 million in cash. Dell recorded approximately $136 million of goodwill and approximately $64 million of purchased intangible assets related to these acquisitions. Dell also expensed approximately $2 million of IPR&D related to these acquisitions in Fiscal 2009. The larger of these transactions was the purchase of MessageOne for approximately $164 million in cash plus an additional $10 million to be used for management retention. MessageOne and Allin have been integrated into Dell’s Global Services organization, which supports Dell’s Americas Commercial; Europe, Middle East, and Africa (“EMEA”) Commercial; and Asia Pacific-Japan (“APJ”) Commercial segments, and The Networked Storage Company has been integrated into Dell’s EMEA Commercial segment.

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

Fiscal 2008 Acquisitions

EqualLogic Acquisition

On January 25, 2008, Dell completed its acquisition of EqualLogic Inc. (“EqualLogic”), a provider of high performance Internet Protocol (IP) iSCSI storage area network (SAN) solutions uniquely designed for virtualization and ease-of-use. Dell acquired 100% of the common shares of EqualLogic for approximately $1.4 billion in cash. Dell originally recorded approximately $969 million of goodwill and $486 million of amortizable intangible assets. This acquisition will strengthen Dell’s product and channel position and assist Dell in its strategic efforts to simplify and virtualize IT for its customers globally. Dell also expensed IPR&D of $75 million resulting from the EqualLogic acquisition. Dell has included EqualLogic in its storage line of business for product revenue reporting purposes. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes.

ASAP Software Acquisition

On November 9, 2007, Dell completed its acquisition of ASAP Software Express, Inc., (“ASAP”), a provider of software solutions and licensing services for approximately $353 million in cash. This acquisition will help Dell to simplify information technology by combining Dell’s reach as a leading supplier of commercial technology and services and ASAP’s expertise in software licensing and license management. In connection with the acquisition, Dell originally recorded approximately $130 million of goodwill and $171 million of amortizable intangible assets. Dell did not record any IPR&D in connection with the ASAP acquisition. Dell has

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included ASAP in its software and peripherals line of business for product revenue reporting purposes. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is expected to be deductible for tax purposes.

Other Acquisitions in Fiscal 2008

Dell acquired three other companies in Fiscal 2008, Everdream Corporation, Silverback Technologies Inc., and Zing Systems Inc. Dell also purchased CIT Group Inc.’s remaining 30% interest in DFS during Fiscal 2008. Total consideration for these purchases was approximately $553 million, which included direct transaction costs and certain liabilities recorded in connection with these acquisitions. The largest of these transactions was the purchase of CIT’s 30% minority interest in DFS for approximately $306 million, which resulted in recognition of $245 million of goodwill and gave Dell 100% ownership of DFS. With these acquisitions Dell expects to be able to broaden its services and financing offerings to customers while simplifying IT. Dell originally recorded approximately $438 million of goodwill and $78 million of amortizable intangible assets in connection with these other acquisitions. Dell also expensed approximately $8 million of IPR&D related to these acquisitions in Fiscal 2008.

The following table summarizes the purchase price allocations of all Fiscal 2008 acquisitions, including original estimates and adjusted allocations:

	Original	Adjusted
	Allocations	Allocations
	(in millions)

Cash, cash equivalents, and short- term investments	$31	$31
Other tangible assets	239	358
Liabilities	(382)	(455)

Total net liabilities assumed	(112)	(66)
Amortizable intangible assets	735	725
Indefinite lived intangible assets	27	25

Total purchased intangibles	762	750
Goodwill	1,538	1,510
IPR&D	83	83

Total purchase price	$2,271	$2,277

The amortizable intangible assets are being amortized over their estimated useful lives based upon their expected future cash flows. The following table summarizes the original and adjusted cost of amortizable intangible assets related to Fiscal 2008 acquisitions and their weighted-average useful lives:

	Original	Original		Adjusted
	Estimated	Weighted-Average	Adjusted	Weighted-Average
	Cost	Useful Life	Cost	Useful Life
	(in millions)	(years)	(in millions)	(years)

Technology	$484	5.8	$480	5.7
Customer relationships	220	9.4	212	9.0
Covenants not-to-compete	22	3.9	22	4.9
Tradenames	8	5.3	10	5.3
Other	1	3.4	1	3.4

Total amortizable intangible assets	$735	6.8	$725	6.6

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 —	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill allocated to Dell’s business segments as of January 30, 2009, and February 1, 2008, and changes in the carrying amount of goodwill for the fiscal year ended January 30, 2009, were as follows:

	Americas	EMEA	APJ	Global
	Commercial	Commercial	Commercial	Consumer	Total
	(in millions)

Balance at February 1, 2008	$822	$412	$127	$287	$1,648
Goodwill acquired	78	37	21	-	136
Adjustments to goodwill	(31)	(14)	(10)	8	(47)

Balance at January 30, 2009	$869	$435	$138	$295	$1,737

	January 30,	February 1,
	2009	2008
	(in millions)

Balance at beginning of the year	$1,648	$110
Goodwill acquired during the year	136	1,538
Adjustments to goodwill	(47)	-

Balance at end of the year	$1,737	$1,648

Goodwill is tested annually during the second fiscal quarter and whenever events or circumstances indicate an impairment may have occurred. If the carrying amount of goodwill exceeds its fair value, estimated based on discounted cash flow analyses, an impairment charge would be recorded. Based on the results of its annual impairment tests, Dell determined that no impairment of goodwill existed at August 1, 2008, and for the fiscal years ended January 30, 2009, and February 1, 2008. The goodwill adjustments are primarily the result of purchase price allocation adjustments related to the finalization of deferred tax calculations and the effects of foreign currency adjustments where the purchase price was recorded in entities where the local currency is the functional currency. In the fourth quarter of Fiscal 2009, Dell updated its annual analysis of potential triggering events for goodwill and indefinite lived intangible asset impairments. Based on this analysis, Dell concluded that there was no evidence that would indicate an impairment of goodwill or indefinite lived intangible assets.

Intangible Assets

Dell’s intangible assets associated with completed acquisitions at January 30, 2009, and February 1, 2008, are as follows:

	January 30, 2009			February 1, 2008
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(in millions)

Technology	$524	$(82)	$442	$492	$(16)	$476
Customer relationships	243	(38)	205	231	(9)	222
Tradenames	41	(9)	32	39	(6)	33
Covenants not-to-compete	26	(6)	20	23	(1)	22

Amortizable intangible assets	$834	$(135)	$699	$785	$(32)	$753
Indefinite lived intangible assets	25	-	25	27	-	27

Total intangible assets	$859	$(135)	$724	$812	$(32)	$780

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During Fiscal 2009 and Fiscal 2008, Dell recorded additions to intangible assets of $64 million and $762 million, respectively. Amortization expense related to finite-lived intangible assets was approximately $103 million and $27 million in Fiscal 2009 and in Fiscal 2008. During the year ended January 30, 2009, Dell did not record any impairment charges as a result of its analysis of its intangible assets.

Estimated future annual pre-tax amortization expense of finite-lived intangible assets as of January 30, 2009, over the next five fiscal years and thereafter is as follows:

Fiscal Years	(in millions)

2010	$159
2011	144
2012	124
2013	100
2014	69
Thereafter	103

Total	$699

NOTE 9 —	WARRANTY LIABILITY AND RELATED DEFERRED SERVICE REVENUE

Revenue from extended warranty and service contracts, for which Dell is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Dell records warranty liabilities at the time of sale for the estimated costs that may be incurred under its standard warranty. Changes in Dell’s deferred revenue for extended warranties, and warranty liability for standard warranties which are included in other current and non-current liabilities on Dell’s Consolidated Statements of Financial Position, are presented in the following tables:

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2009	2008	2007
	(in millions)

Deferred service revenue:
Deferred service revenue at beginning of year	$5,260	$4,221	$3,707
Revenue deferred for new extended warranty and service contracts sold(b)	3,545	3,806	3,188
Revenue recognized(c)	(3,156)	(2,767)	(2,674)

Deferred service revenue at end of year	$5,649	$5,260	$4,221

Current portion	$2,649	$2,486	$2,032
Non-current portion	3,000	2,774	2,189

Deferred service revenue at end of year	$5,649	$5,260	$4,221

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2009	2008	2007
	(in millions)

Warranty liability:
Warranty liability at beginning of year	$929	$958	$951
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(a)(b)	1,180	1,176	1,255
Service obligations honored(c)	(1,074)	(1,205)	(1,248)

Warranty liability at end of year	$1,035	$929	$958

Current portion	$721	$690	$768
Non-current portion	314	239	190

Warranty liability at end of year	$1,035	$929	$958

(a)	Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new standard warranty contracts. Dell’s warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

(b)	Includes the impact of foreign currency exchange rate fluctuations.

(c)	Fiscal 2008 and Fiscal 2007 amounts have been revised to include foreign currency exchange rate fluctuations in revenue deferred for new extended warranty and service contracts sold and costs accrued for new warranty contracts and changes in estimates for pre-existing warranties to conform to the current period presentation.

NOTE 10 —	COMMITMENTS AND CONTINGENCIES

Severance Costs and Facility Closures — In Fiscal 2008, Dell announced a comprehensive review of costs that is currently ongoing. Since this announcement and through the end of Fiscal 2009, Dell reduced headcount and closed certain Dell facilities. Results of operations for Fiscal 2009 include net pre-tax charges of $282 million for these actions, which is comprised of $235 million related to headcount and a net $47 million related to facilities actions, including accelerated depreciation. Additionally, the sales of three facilities were finalized during Fiscal 2009 resulting in $44 million of proceeds reflected in cash from investing activities in the Consolidated Statements of Cash Flows. As of January 30, 2009, and February 1, 2008, the accrual related to these cost reductions and efficiency actions was $98 million and $35 million, respectively, which is included in accrued and other liabilities in the Consolidated Statements of Financial Position.

Lease Commitments — Dell leases property and equipment, manufacturing facilities, and office space under non-cancelable leases. Certain of these leases obligate Dell to pay taxes, maintenance, and repair costs. At January 30, 2009, future minimum lease payments under these non-cancelable leases are as follows: $89 million in Fiscal 2010; $77 million in Fiscal 2011; $63 million in Fiscal 2012; $42 million in Fiscal 2013; $34 million in Fiscal 2014; and $153 million thereafter.

Rent expense under all leases totaled $116 million, $118 million, and $78 million for Fiscal 2009, 2008, and 2007 respectively.

Restricted Cash — Pursuant to an agreement between DFS and CIT, Dell is required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to Dell’s private label credit card, and deferred servicing revenue. Restricted cash in the amount of $213 million and $294 million is included in other current assets on Dell’s Consolidated Statements of Financial Position at January 30, 2009, and February 1, 2008, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Four putative securities class actions filed between September 13, 2006 and January 31, 2007, in the Western District of Texas, Austin Division, against Dell and certain of its current and former officers were consolidated as In re Dell Securities Litigation, and a lead plaintiff was appointed by the court. The lead plaintiff asserted claims under sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934 based on alleged false and misleading disclosures or omissions regarding Dell’s financial statements, governmental investigations, internal controls, known battery problems and business model, and based on insiders’ sales of Dell securities. This action also included Dell’s independent registered public accounting firm, PricewaterhouseCoopers LLP, as a defendant. On October 6, 2008, the court dismissed all of the plaintiff’s claims with prejudice and without leave to amend. On November 3, 2008, the plaintiff filed a notice of appeal to the Fifth Circuit Court of Appeals with respect to the dismissal of Dell and the officer defendants.

Four other putative class actions filed between September 25, 2006 and October 5, 2006, in the Western District, Austin Division, by purported participants in the Dell 401(k) Plan were consolidated as In re Dell ERISA Litigation, and lead plaintiffs were appointed by the court. The lead plaintiffs asserted claims under ERISA based on allegations that Dell and certain current and former directors and officers imprudently invested and managed participants’ funds and failed to disclose information regarding its stock held in the 401(k) Plan. On June 23, 2008, the court granted the defendants’ motion to dismiss as to the plaintiffs’ claims under ERISA based on allegations of imprudence, but the court denied the motion to dismiss as to the claims under ERISA based on allegations of a failure to accurately disclose information. On October 29, 2008, the court dismissed all of the individual plaintiffs’ claims with prejudice.

In addition, seven shareholder derivative lawsuits filed between September 29, 2006 and January 22, 2007, in three separate jurisdictions were consolidated as In re Dell Derivative Litigation into three actions. One of those consolidated actions was pending in the Western District of Texas, Austin Division, but was dismissed without prejudice by an order filed October 9, 2007. The second consolidated shareholder derivative action was pending in Delaware Chancery Court. On October 16, 2008, the Delaware court granted the parties’ stipulation to dismiss all of the plaintiffs’ claims in the Delaware lawsuit without prejudice. The third consolidated shareholder derivative action is pending in state district court in Williamson County, Texas. These shareholder derivative lawsuits named various current and former officers and directors as defendants and Dell as a nominal defendant, and asserted various claims derivatively on behalf of Dell under state law, including breaches of fiduciary duties.

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

Certain Concentrations — All of Dell’s foreign currency exchange and interest rate derivative instruments could involve elements of market and credit risk in excess of the amounts recognized in the consolidated financial statements. The counterparties to the financial instruments consist of a number of major financial institutions rated AA and A. In addition to limiting the amount of agreements and contracts it enters into with any one party, Dell monitors its positions with, and the credit quality of the counterparties to, these financial instruments. Dell does not anticipate nonperformance by any of the counterparties.

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

As of January 30, 2009, approximately 25% of Dell’s cash and cash equivalents were deposited with two large financial institutions.

Dell markets and sells its products and services to large corporate clients, governments, healthcare and education accounts, as well as small and medium businesses and individuals. No single customer accounted for more than 10% of Dell’s consolidated net revenue during Fiscal 2009, 2008, and 2007.

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

On December 31, 2008, Dell announced its intent during Fiscal 2010 to move from geographic commercial segments to global business units reflecting the impact of globalization on its customer base. Customer requirements now share more commonality based on their sector rather than physical location. Dell expects to combine its current Americas Commercial, EMEA Commercial, and APJ Commercial segments and realign its management structure. After this realignment, Dell’s operating structure will consist of the following segments: Global Large Enterprise, Global Public, Global Small and Medium Business, and its existing Global Consumer

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

segment. Dell will begin reporting these four global businesses once it completes the realignment of its management and financial reporting structure which is expected to be in the first half of Fiscal 2010.

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

The following tables present net revenue by Dell’s reportable segments as well as a reconciliation of consolidated segment operating income to Dell’s consolidated operating income:

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2009	2008	2007
	(in millions)

Net revenue
Americas Commercial	$28,614	$29,981	$28,289
EMEA Commercial	13,617	13,607	11,842
APJ Commercial	7,341	7,167	6,223
Global Consumer	11,529	10,378	11,066

Net revenue	$61,101	$61,133	$57,420

Consolidated operating income
Americas Commercial	$2,568	$2,566	$2,351
EMEA Commercial	544	978	622
APJ Commercial	458	424	335
Global Consumer	143	2	130

Consolidated segment operating income	$3,713	$3,970	$3,438

Stock-based compensation expense(a)	(418)	(436)	(368)
In-process research and development(b)	(2)	(83)	-
Amortization of intangible assets(b)	(103)	(11)	-

Consolidated operating income	$3,190	$3,440	$3,070

(a)	Stock-based compensation expense includes $104 million of expense for accelerated options in Fiscal 2009 and $107 million of cash expense for expired stock options in Fiscal 2008. See Note 5 of Notes to Consolidated Financial Statements for additional information.

(b)	Prior to the fourth quarter of Fiscal 2008, amortization of intangibles and IPR&D expenses of $16 million and $5 million are included in total consolidated segment operating income in Fiscal 2008 and 2007, respectively.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present depreciation expense and capital expenditures by Dell’s reportable segments and assets by region:

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2009	2008	2007
	(in millions)

Depreciation expense:
Americas Commercial	$355	$286	$214
EMEA Commercial	101	124	95
APJ Commercial	80	86	71
Global Consumer	130	103	91

Total	$666	$599	$471

Capital expenditures:
Americas Commercial	$242	$387	$490
EMEA Commercial	54	179	125
APJ Commercial	56	125	103
Global Consumer	88	140	178

Total	$440	$831	$896

	January 30,	February 1,
	2009	2008
	(in millions)

Assets:
Corporate	$12,664	$15,336
Americas	8,781	6,524
EMEA	3,026	3,597
APJ	2,029	2,104

Total	$26,500	$27,561

The following tables present net revenue and long-lived asset information allocated between the U.S. and foreign countries:

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2009	2008	2007
	(in millions)

Net revenue:
United States	$31,569	$32,687	$32,361
Foreign countries	29,532	28,446	25,059

Net revenue	$61,101	$61,133	$57,420

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 30,	February 1,	February 2,
	2009	2008	2007
	(in millions)

Long-lived assets:
United States	$1,495	$1,622	$1,538
Foreign countries	782	1,046	871

Long-lived assets	$2,277	$2,668	$2,409

The allocation between domestic and foreign net revenue is based on the location of the customers. Net revenue and long-lived assets from any single foreign country did not comprise more than 10% of Dell’s consolidated net revenues or long-lived assets during Fiscal 2009, 2008, and 2007. No single customer accounted for more than 10% of Dell’s consolidated net revenue during Fiscal 2009, 2008, and 2007.

The following table presents net revenue by product groups:

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2009	2008	2007
	(in millions)

Net revenue:
Mobility	$18,638	$17,423	$15,480
Desktop PCs	17,244	19,573	19,815
Software and peripherals	10,603	9,908	9,001
Servers and networking	6,275	6,474	5,805
Enhanced services	5,715	5,320	5,063
Storage	2,626	2,435	2,256

Net revenue	$61,101	$61,133	$57,420

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 —	SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

Supplemental Consolidated Statements of	January 30,	February 1,
Financial Position Information:	2009	2008
	(in millions)

Accounts receivable, net:
Gross accounts receivable	$4,843	$6,064
Allowance for doubtful accounts	(112)	(103)

Total	$4,731	$5,961

Inventories, net:
Production materials(a)	$454	$714
Work-in-process(a)	150	144
Finished goods(a)	263	322

Total	$867	$1,180

Prepaid expenses(b)	$447	$370

Property, plant, and equipment, net:
Computer equipment	$1,967	$1,968
Land and buildings	1,544	1,635
Machinery and other equipment	999	1,011

Total property, plant, and equipment	4,510	4,614
Accumulated depreciation and amortization	(2,233)	(1,946)

Total	$2,277	$2,668

Accrued and other current liabilities:
Warranty liability	$721	$690
Income taxes	6	99
Compensation	817	1,131
Other	2,244	2,403

Total	$3,788	$4,323

Other non-current liabilities:
Warranty liability	$314	$239
Income taxes	1,738	1,463
Other	420	368

Total	$2,472	$2,070

(a)	Certain prior period amounts have been changed to conform to the current year presentation. There is no impact to the consolidated financial statements as a result of this change.

(b)	Prepaid expenses are included in other current assets on the Consolidated Statement of Financial Position.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below provides a detailed presentation of investment and other income, net for Fiscal 2009, Fiscal 2008, and Fiscal 2007:

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2009	2008	2007
		(in millions)

Investment and other income, net:
Investment income, primarily interest	$180	$496	$368
(Losses) gains on investments, net	(10)	14	(5)
Interest expense	(93)	(45)	(45)
CIT minority interest	-	(29)	(23)
Foreign exchange	115	(30)	(37)
Gain on sale of building	-	-	36
Other	(58)	(19)	(19)

Investment and other income, net	$134	$387	$275

NOTE 13 —	UNAUDITED QUARTERLY RESULTS AND STOCK PRICES

Unaudited Quarterly Results — The following tables present selected unaudited Consolidated Statements of Income and stock sales price data for each quarter of Fiscal 2009 and Fiscal 2008:

	Fiscal Year 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share data)

Net revenue	$16,077	$16,434	$15,162	$13,428
Gross margin	$2,965	$2,827	$2,853	$2,312
Net income	$784	$616	$727	$351
Earnings per common share:
Basic	$0.39	$0.31	$0.37	$0.18
Diluted	$0.38	$0.31	$0.37	$0.18
Weighted-average shares outstanding:
Basic	2,036	1,991	1,953	1,944
Diluted	2,040	1,999	1,957	1,948
Stock sales price per share:
High	$21.18	$25.26	$26.04	$13.32
Low	$18.13	$18.66	$10.59	$8.72

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share data)

Net revenue	$14,722	$14,776	$15,646	$15,989
Gross margin	$2,838	$2,951	$2,888	$2,994
Net income	$756	$746	$766	$679
Earnings per common share:
Basic	$0.34	$0.33	$0.34	$0.31
Diluted	$0.34	$0.33	$0.34	$0.31
Weighted-average shares outstanding:
Basic	2,234	2,237	2,236	2,184
Diluted	2,254	2,264	2,266	2,201
Stock sales price per share:
High	$25.95	$29.61	$30.77	$30.37
Low	$21.61	$24.64	$24.96	$18.87

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A —	CONTROLS AND PROCEDURES

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 30, 2009. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of January 30, 2009.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2009 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of January 30, 2009. The effectiveness of our internal control over financial reporting as of January 30, 2009 has also been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

Dell’s management, with the participation of Dell’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Dell’s internal control over financial reporting occurred during the fourth quarter of Fiscal 2009. Based on that evaluation, management concluded that there has been no change in Dell’s internal control over financial reporting during the fourth quarter of Fiscal 2009 that has materially affected, or is reasonably likely to materially affect, Dell’s internal control over financial reporting.

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

None.

PART III

The information called for by Part III of Form 10-K (Item 10 — Directors, Executive Officers and Corporate Governance, Item 11 — Executive Compensation, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 — Certain Relationships and Related Transactions, and Director Independence, and Item 14 — Principal Accountant Fees and Services), to the extent not set forth herein under “Item 1 — Business — Executive Officers of Dell,” is incorporated by reference from Dell’s proxy statement relating to the 2009 annual meeting of stockholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PART IV

ITEM 15 —	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed as a part of this report under “Part II — Item 8 — Financial Statements and Supplementary Data:”

A list of the exhibits filed or furnished with this report (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit index on page 100 of this report.

Financial Statement Schedule

The following financial statement schedule is filed as a part of this report under Schedule II immediately preceding the signature page: Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended January 30, 2009, February 1, 2008, and February 2, 2007. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the consolidated financial statements, or notes thereto, included herein.

SCHEDULE II

DELL INC.

VALUATION AND QUALIFYING ACCOUNTS

		Balance at	Charged to		Balance
Fiscal		Beginning	Income	Charged to	at End of
Year	Description	of Period	Statement	Allowance	Period

Trade Receivables:
2009	Allowance for doubtful accounts	$103	$133	$124	$112
2008	Allowance for doubtful accounts	$126	$82	$105	$103
2007	Allowance for doubtful accounts	$96	$107	$77	$126

Customer Financing Receivables:(a)
2009	Allowance for financing receivable losses	$96	$159	$106	$149
2008	Allowance for financing receivable losses	$39	$105	$48	$96
2007	Allowance for financing receivable losses	$22	$40	$23	$39

Trade Receivables:
2009	Allowance for customer returns	$91	$401	$423	$69
2008	Allowance for customer returns	$53	$475	$437	$91
2007	Allowance for customer returns	$57	$387	$391	$53

(a)	Charge-offs to the allowance for doubtful accounts for customer financing receivables includes principal and interest.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL INC.

By:	/s/ MICHAEL S. DELL
Michael S. Dell
Chairman and Chief Executive Officer

Date: March 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL S. DELL Michael S. Dell	Chairman and Chief Executive Officer (principal executive officer)	March 26, 2009

/s/ DONALD J. CARTY Donald J. Carty	Director	March 26, 2009

/s/ WILLIAM H. GRAY, III William H. Gray, III	Director	March 26, 2009

/s/ SALLIE L. KRAWCHECK Sallie L. Krawcheck	Director	March 26, 2009

/s/ ALAN G. LAFLEY Alan G. Lafley	Director	March 26, 2009

/s/ JUDY C. LEWENT Judy C. Lewent	Director	March 26, 2009

/s/ THOMAS W. LUCE III Thomas W. Luce III	Director	March 26, 2009

/s/ KLAUS S. LUFT Klaus S. Luft	Director	March 26, 2009

/s/ ALEX J. MANDL Alex J. Mandl	Director	March 26, 2009

/s/ MICHAEL A. MILES Michael A. Miles	Director	March 26, 2009

/s/ SAMUEL A. NUNN, JR. Samuel A. Nunn, Jr.	Director	March 26, 2009

/s/ BRIAN T. GLADDEN Brian T. Gladden	Senior Vice President and Chief Financial Officer	March 26, 2009

/s/ THOMAS W. SWEET Thomas W. Sweet	Vice President, Corporate Finance (principal accounting officer)	March 26, 2009

Exhibits

Exhibit
No.		Description of Exhibit

3.1	—	Restated Certificate of Incorporation, filed February 1, 2006 (incorporated by reference to Exhibit 3.3 of Dell’s Current Report on Form 8-K filed on February 2, 2006, Commission File No. 0-17017)
3.2	—	Restated Bylaws, as amended and effective March 8, 2007 (incorporated by reference to Exhibit 3.1 of Dell’s Current Report on Form 8-K filed on March 13, 2007, Commission File No. 0-17017)
4.1	—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.2	—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3	—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4	—	Indenture, dated as of April 17, 2008, between Dell Inc. and The Bank of New York Trust Company, N.A., as trustee (including the form of notes), (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed April 17, 2008, Commission file No. 0-17017)
10.1*	—	Amended and Restated Dell Computer Corporation 1994 Incentive Plan (incorporated by reference to Exhibit 99 of Dell’s Registration Statement on Form S-8, filed October 31, 2000, Registration No. 333-49014)
10.2*	—	Amended and Restated Dell Computer Corporation 1998 Broad-Based Stock Option Plan (incorporated by reference to Exhibit 99 of Dell’s Registration Statement on Form S-8, filed October 31, 2000, Registration No. 333-49016)
10.3*	—	Dell Computer Corporation 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2002, Commission File No. 0-17017)
10.4*	—	Dell Inc. Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Appendix A of Dell’s 2007 proxy statement filed on October 31, 2007, Commission File No. 0-17017)
10.5*	—	Amended and Restated Dell Inc. 401(k) Plan, adopted effective as of January 1, 2007 (incorporated by reference to Exhibit 10.5 of Dell’s Annual Report on Form 10-K for the fiscal year ended February 1, 2008, Commission File No. 0-17017)
10.6*†	—	Amendment One to the Amended and Restated Dell Inc. 401(k) Plan, effective as of January 1, 2008
10.7*†	—	Amended and Restated Dell Inc. Deferred Compensation Plan effective as of January 1, 2005
10.8*†	—	Amended and Restated Dell Inc. Deferred Compensation Plan for Non-Employee Directors effective as of January 1, 2005
10.9*	—	Executive Incentive Bonus Plan, adopted July 18, 2003 (incorporated by reference to Exhibit 10.1 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2003, Commission File No. 0-17017)
10.10*	—	Executive Annual Incentive Bonus Plan (incorporated by reference to Appendix A of Dell’s 2008 proxy statement filed on June 2, 2008, Commission File No. 0-17017)
10.11*	—	Form of Indemnification Agreement between Dell and each Non-Employee Director of Dell (incorporated by reference to Exhibit 10.11 to Dell’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, Commission File No. 0-17017)
10.12*	—	Form of Performance Based Stock Unit Agreement for employees under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed March 14, 2006, Commission File No. 0-17017)
10.13*	—	Form of Restricted Stock Agreement for Non-Employee Directors under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed July 27, 2006, Commission File No. 0-17017)
10.14*	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed July 27, 2006, Commission File No. 0-17017)
10.15*	—	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed July 27, 2006, Commission File No. 0-17017)

Exhibit
No.		Description of Exhibit

10.16*	—	Form of Nonstatutory Stock Option Agreement for grant to Donald J. Carty under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed December 20, 2006, Commission File No. 0-17017)
10.17*	—	Form of Stock Unit Agreement for grant to Donald J. Carty under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed December 20, 2006, Commission File No. 0-17017)
10.18*	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 of Dell’s Quarterly Report on Form 10-Q filed October 30, 2007, Commission File No. 0-17017)
10.19*	—	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Dell’s Quarterly Report on Form 10-Q filed October 30, 2007, Commission File No. 0-17017)
10.20*	—	Form of Performance Based Stock Unit Agreement for Executive Officers under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 of Dell’s Annual Report on Form 10-K for the fiscal year ended February 1, 2008, Commission File No. 0-17017)
10.21*†	—	Form of Performance Based Stock Unit Agreement for Executive Officers under the Amended and Restated 2002 Long-Term Incentive Plan
10.22*†	—	Form of Nonstatutory Stock Option Agreement for Executive Officers under the Amended and Restated 2002 Long-Term Incentive Plan
10.23*†	—	Form of Restricted Stock Unit Agreement for Executive Officers under the Amended and Restated 2002 Long-Term Incentive Plan
10.24*	—	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 of Dell’s Current Report on Form 8-K filed on July 16, 2007, Commission file No. 0-17017)
10.25*	—	Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between Kevin B. Rollins and Dell Inc. (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed February 20, 2007, Commission File No. 0-17017)
10.26*	—	Letter Agreement regarding Severance Benefits between Michael R. Cannon and Dell Inc. (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed February 21, 2007, Commission File No. 0-17017)
10.27*	—	Letter Agreement regarding Severance Benefits between Ronald G. Garriques and Dell Inc. (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed February 21, 2007, Commission File No. 0-17017)
10.28*	—	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed February 21, 2007, Commission File No. 0-17017)
10.29*	—	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 of Dell’s Current Report on Form 8-K filed on September 12, 2007, Commission file No. 0-17017)
10.30*	—	Separation Agreement and Release between Kevin B. Rollins and Dell Inc. (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed February 20, 2007, Commission File No. 0-17017)
10.31*	—	Separation Agreement and Release between Michael R. Cannon and Dell Inc. (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed January 8, 2009, Commission file No. 0-17017)
10.32*	—	Consultancy Agreement between Michael R. Cannon and Dell Inc. (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed January 8, 2009, Commission file No. 0-17017)
10.33*	—	Separation Agreement and Release between Mark Jarvis and Dell Inc. (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed January 8, 2009, Commission file No. 0-17017)
10.34*	—	Retention Bonus, Merger and Modification Agreement between Dell and Mr. Garriques (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed March 9, 2009, Commission file No. 0-17017)
12.1†	—	Computation of ratio of earnings to fixed charges
21†	—	Subsidiaries of Dell
23†	—	Consent of PricewaterhouseCoopers LLP

Exhibit
No.		Description of Exhibit

31.1†	—	Certification of Michael S. Dell, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	—	Certification of Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1††	—	Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.