Form 10-Q
period 2009-05-01
DELL INC
filed 2009-06-04
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2009
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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐

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
Yes ☐     No ☑

As of the close of business on May 29, 2009, 1,953,985,884 shares of common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	May 1,	January 30,
	2009	2009
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$9,691	$8,352
Short-term investments	434	740
Accounts receivable, net	4,278	4,731
Financing receivables, net	1,775	1,712
Inventories, net	842	867
Other current assets	2,890	3,749

Total current assets	19,910	20,151
Property, plant, and equipment, net	2,181	2,277
Investments	568	454
Long-term financing receivables, net	445	500
Goodwill	1,742	1,737
Purchased intangible assets, net	684	724
Other non-current assets	659	657

Total assets	$26,189	$26,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$101	$113
Accounts payable	7,844	8,309
Accrued and other	3,513	3,788
Short-term deferred enhanced services revenue	2,683	2,649

Total current liabilities	14,141	14,859
Long-term debt	2,396	1,898
Long-term deferred enhanced services revenue	2,954	3,000
Other non-current liabilities	2,468	2,472

Total liabilities	21,959	22,229

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares authorized: 5,000; issued and outstanding: none	—	—
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 3,345 and 3,338, respectively; shares outstanding: 1,951 and 1,944, respectively	11,224	11,189
Treasury stock at cost: 919 shares	(27,904)	(27,904)
Retained earnings	20,967	20,677
Accumulated other comprehensive (loss) income	(57)	309

Total stockholders’ equity	4,230	4,271

Total liabilities and stockholders’ equity	$26,189	$26,500

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	May 1,	May 2,
	2009	2008

Net revenue
Products	$10,232	$13,956
Services, including software related	2,110	2,121

Total net revenue	12,342	16,077

Cost of net revenue
Products	8,786	11,847
Services, including software related	1,388	1,265

Total cost of net revenue	10,174	13,112

Gross margin	2,168	2,965

Operating expenses:
Selling, general, and administrative	1,613	1,912
In-process research and development	—	2
Research, development, and engineering	141	152

Total operating expenses	1,754	2,066

Operating income	414	899

Investment and other income (expense), net	(2)	125

Income before income taxes	412	1,024

Income tax provision	122	240

Net income	$290	$784

Earnings per common share:
Basic	$0.15	$0.39

Diluted	$0.15	$0.38

Weighted-average shares outstanding:
Basic	1,949	2,036
Diluted	1,952	2,040

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	May 1,	May 2,
	2009	2008

Cash flows from operating activities:
Net income	$290	$784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201	183
Stock-based compensation	67	50
In-process research and development charges	—	2
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	—	(90)
Deferred income taxes	10	34
Other	92	38
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	411	103
Financing receivables	(27)	154
Inventories	24	(76)
Other assets	547	(192)
Accounts payable	(483)	(652)
Deferred enhanced services revenue	(22)	141
Accrued and other liabilities	(349)	(336)

Change in cash from operating activities	761	143

Cash flows from investing activities:
Investments:
Purchases	(428)	(172)
Maturities and sales	642	434
Capital expenditures	(80)	(122)
Acquisition of business, net of cash received	(3)	(170)

Change in cash from investing activities	131	(30)

Cash flows from financing activities:
Repurchase of common stock	—	(1,031)
Issuance of common stock under employee plans	—	21
Issuance of commercial paper, net	—	101
Proceeds from issuance of debt	497	1,519
Repayments of debt	(11)	(223)
Other	(1)	—

Change in cash from financing activities	485	387

Effect of exchange rate changes on cash and cash equivalents	(38)	9

Change in cash and cash equivalents	1,339	509

Cash and cash equivalents at beginning of period	8,352	7,764

Cash and cash equivalents at end of period	$9,691	$8,273

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 —	BASIS OF PRESENTATION

Basis of Presentation — The accompanying Condensed Consolidated Financial Statements of Dell Inc. (“Dell”) should be read in conjunction with the Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2009. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries at May 1, 2009, and the results of its operations and its cash flows for the three months ended May 1, 2009, and May 2, 2008.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in Dell’s Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations and cash flows for the three months ended May 1, 2009, are not necessarily indicative of the results to be expected for the full year.

Recently Issued and Adopted Accounting Pronouncements — In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires that the acquisition method of accounting be applied to a broader set of business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. Dell adopted SFAS 141(R) in the first quarter of Fiscal 2010. The adoption of SFAS 141(R) did not have any impact on Dell’s Condensed Consolidated Financial Statements.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Dell adopted the provisions of FSP 157-2 related to non-financial assets and liabilities effective in the first quarter of Fiscal 2010. The adoption of the provisions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities did not have a material impact on Dell’s Condensed Consolidated Financial Statements. See Note 3 of Notes to the Condensed Consolidated Financial Statements for additional information.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary, and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. Dell adopted SFAS 160 in the first quarter of Fiscal 2010. The adoption of SFAS 160 did not have any impact on Dell’s Condensed Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on Dell’s Condensed Consolidated Financial Statements. SFAS 161 does not change the accounting treatment for derivative instruments. Dell adopted SFAS 161 in the first quarter of Fiscal 2010. See Note 3 of Notes to the Condensed Consolidated Financial Statements for additional information.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recently Issued Accounting Pronouncements —  In April 2009, the FASB issued FSP 157-4 Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly (“SFAS 157-4”), which provides additional guidance on measuring the fair value of financial instruments when markets become inactive and quoted prices may reflect distressed transactions. The provisions of FSP 157-4 are effective for Dell beginning in the second quarter of Fiscal 2010. Management is currently evaluating the impact of the adoption of FSP 157-4 but does not expect the adoption to have a material impact on Dell’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about the fair value of financial instruments for annual and interim reporting periods of publicly traded companies. FSP FAS 107-1 and APB 28-1 is effective in reporting periods ending after June 15, 2009, and is required to be adopted by Dell beginning in the second quarter of Fiscal 2010. Management does not expect the adoption of this FSP to have any impact on Dell’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than Temporary Investments (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities. Under FSP FAS 115-2 and 124-2, the pre-existing “intent and ability” trigger was modified such that an other-than-temporary impairment is now triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery in value, or the security is not expected to recover the entire amortized cost basis of the security. Credit related losses on debt securities will be considered an other-than-temporary impairment recognized in earnings, and any other losses due to a decline in fair value relative to the amortized cost deemed not to be other-than-temporary will be recorded in other comprehensive income. FSP FAS 115-2 and 124-2 is effective in reporting periods ending after June 15, 2009, and is required to be adopted by Dell beginning in the second quarter of Fiscal 2010. Management is currently evaluating the impact of the adoption of FSP FAS 115-2 and 124-2 but does not expect the adoption to have a material impact on Dell’s Condensed Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009, and is required to be adopted by Dell beginning in the second quarter of Fiscal 2010. Management is currently evaluating the impact of the adoption of SFAS 165 but does not expect the adoption to have a material impact on Dell’s Condensed Consolidated Financial Statements.

Out of Period Adjustments — In the first quarter of Fiscal 2009, Dell recorded adjustments related to net revenue, cost of net revenue, operating expenses, and investment and other income that in the aggregate increased income before income taxes by approximately $110 million. The two largest of these corrections include a reversal of the provision for Fiscal 2008 employee bonuses and foreign exchange rate errors. These errors increased income before income taxes by $46 million and $42 million, respectively. Because these errors, both individually and in the aggregate, were not material to any of the prior years’ financial statements, including Fiscal 2009 financial statements, Dell recorded the correction of these errors in the first quarter of Fiscal 2009 financial statements.

Reclassifications — Dell expects its enhanced services revenue to exceed 10% of total net revenue in Fiscal 2010. Enhanced services revenue includes infrastructure consulting, deployment of enterprise products and computer systems in customers’ environments, asset recovery and recycling, computer-related training, IT support, client and enterprise support, and managed service solutions. To maintain comparability among the periods presented, Dell has revised the Fiscal 2009 presentation of the components of net revenue and cost of net revenue presented in the Condensed Consolidated Statements of Income in order to disclose net revenue and cost of net revenue for services as required by the SEC Regulation S-X article 210.5-03 “Income Statements.” In conjunction with separating enhanced services revenue and related cost, Dell elected to classify revenue and cost of net revenue related to

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

standalone software sold with post contract customer support (“PCS”) in the same line item as enhanced services in our Condensed Consolidated Statements of Income. Services revenue and cost of services revenue captions on the Condensed Consolidated Statements of Income include Dell’s enhanced services and software from Dell’s software and peripherals product category. This software revenue and related costs include software license fees and related PCS that is sold separately from computer systems through our software and peripherals product category. Dell recognizes software revenue and related costs in accordance with the requirements of AICPA Statement of Position No. 97-2, Software Revenue Recognition. Dell has not established vendor specific objective evidence to support a separation of the software license and PCS elements; therefore, software license revenue and related costs are included in services revenue and cost of revenue and are generally recognized over the term of the arrangement. The revision had no impact to total net revenue and total cost of net revenue.

Dell has revised the presentation of certain prior period amounts reported within cash flow from operations presented in the Condensed Consolidated Statements of Cash Flows. The revision had no impact to the total change in cash from operating activities.

NOTE 2 —	INVENTORIES

	May 1,	January 30,
	2009	2009
	(in millions)
Inventories:
Production materials	$444	$454
Work-in-process	107	150
Finished goods	291	263

Inventories	$842	$867

NOTE 3 —	FINANCIAL INSTRUMENTS

Fair Value Measurements

On February 2, 2008, Dell adopted the effective portions of SFAS 157 for all financial assets and liabilities and non-financial assets and liabilities accounted for at fair value on a recurring basis. On January 31, 2009, Dell adopted FSP 157-2 for all non-financial assets and liabilities accounted for at fair value on a non-recurring basis. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, Dell uses various methods including market, income, and cost approaches. Dell utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs. The adoption of FSP 157-2 did not have a material effect on the Condensed Consolidated Financial Statements for the first quarter of Fiscal 2010.

As a basis for categorizing these inputs, SFAS 157 establishes the following hierarchy that prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions:

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present the hierarchy for Dell’s assets and liabilities measured at fair value on a recurring basis as of May 1, 2009, and January 30, 2009:

	May 1, 2009
	Level 1	Level 2	Level 3	Total
	Quoted
	Prices in
	Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(in millions)

Investments - available for sale securities	$—	$926	$28	$954
Investments - trading securities	2	83	—	85
Retained interest	—	—	504	504
Derivative instruments	—	127	—	127

Total assets measured at fair value on recurring basis	$2	$1,136	$532	$1,670

Derivative instruments	$—	$26	$—	$26

Total liabilities measured at fair value on recurring basis	$—	$26	$—	$26

	January 30, 2009
	Level 1	Level 2	Level 3	Total
	Quoted
	Prices in
	Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(in millions)

Investments - available for sale securities	$—	$1,135	$27	$1,162
Investments - trading securities	1	73	—	74
Retained interest	—	—	396	396
Derivative instruments	—	627	—	627

Total assets measured at fair value on recurring basis	$1	$1,835	$423	$2,259

Derivative instruments	$—	$131	$—	131

Total liabilities measured at fair value on recurring basis	$—	$131	$—	$131

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following section describes the valuation methodologies Dell uses to measure financial instruments at fair value:

Investments Available for Sale — The majority of Dell’s investment portfolio consists of various fixed income securities such as U.S. government and agencies, U.S. and international corporate, and state and municipal bonds. This portfolio of investments, as of May 1, 2009, and January 30, 2009, is valued based on model driven valuations, whereby all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. Dell utilizes a pricing service to obtain fair value pricing for the majority of the investment portfolio. Pricing for securities is based on proprietary models, and inputs are documented in accordance with the SFAS 157 hierarchy. Dell conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the SFAS 157 hierarchy disclosure. The Level 3 position represents a convertible debt security that Dell was unable to corroborate with observable market data. The investment is valued at cost plus accrued interest as this is management’s best estimate of fair value.

Investments Trading Securities — The majority of Dell’s trading portfolio consists of various mutual funds and equity securities. The Level 1 securities are valued using quoted prices for identical assets in active markets. The Level 2 securities include various mutual funds that are not exchange traded and valued at their net asset value, which can be market corroborated.

Retained Interest in Securitized Receivables — The fair value of the retained interest is determined using a discounted cash flow model. Significant assumptions to the model include pool credit losses, payment rates, and discount rates. These assumptions are supported by both historical experience and anticipated trends relative to the particular receivable pool. Retained interest in securitized receivables is included in financing receivables, current and long-term, on the Condensed Consolidated Statements of Financial Position. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information about retained interest.

Derivative Instruments — Dell’s derivative financial instruments consist of foreign currency forward and purchased option contracts. The portfolio is valued using internal models based on market observable inputs, including forward and spot prices for currencies and implied volatilities. Credit risk is also factored into the fair value calculation of our derivative instrument portfolio. Credit risk is quantified through the use of credit default swap spreads based on a composite of Dell’s counterparties, which represents the cost of protection in the event the counterparty or Dell were to default on the obligation.

The following tables show a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs for the three months ended May 1, 2009, and May 2, 2008:

	May 1, 2009
		Investments
	Retained	Available
	Interest	for Sale	Total
	(in millions)

Balance at January 30, 2009	$396	$27	$423
Net unrealized (losses) gains included in earnings(a)	(9)	1	(8)
Issuances and settlements	117	—	117

Balance at May 1, 2009	$504	$28	$532

(a)	The unrealized gains on investments available for sale represent accrued interest.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	May 2, 2008
		Investments
	Retained	Available
	Interest	for Sale	Total
	(in millions)

Balance at February 1, 2009	$223	$—	$223
Net unrealized losses included in earnings	(7)	—	(7)
Purchases	—	25	25
Issuances and settlements	101	—	101

Balance at May 2, 2008	$317	$25	$342

Unrealized gains or (losses) on retained interest and the convertible debt security are reported in income.

Financial Items Measured at Fair Value on a Nonrecurring Basis — Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the above recurring fair value table. The balances are not material relative to Dell’s balance sheet, and there were no material non-recurring adjustments to earnings to disclose under the provisions of SFAS 157 for the three months ended May 1, 2009, and May 2, 2008.

Non-financial Items Measured at Fair Value on a Nonrecurring Basis — Non-financial assets such as goodwill; intangible assets; and property, plant, and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. Dell performed impairment analyses in the first quarter of Fiscal 2010. Based on the results of the impairment tests, Dell determined no impairment of goodwill; intangible assets; or property, plant, and equipment existed as of May 1, 2009.

Derivative Instruments and Hedging Activities

Foreign Currency Instruments

As part of its risk management strategy, Dell uses derivative instruments, primarily forward contracts and purchased options, to hedge certain foreign currency exposures. Dell’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. Dell applies hedge accounting based upon the criteria established by SFAS No. 133, Accounting for Derivative instruments and Hedging Activities, (“SFAS 133”), whereby Dell designates its derivatives as fair value hedges or cash flow hedges. Dell estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates and records all derivatives in the Condensed Consolidated Statements of Financial Position at fair value.

Cash Flow Hedges

Dell uses a combination of forward contracts and purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions denominated in currencies other than the U.S. dollar. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is entered into until the time it is settled. Both of these contracts typically expire in 12 months or less. For derivative instruments that are designated and qualify as cash flow hedges, Dell records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income (“OCI”) (loss) as a separate component of stockholders’ equity and reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. Dell reports the effective portion of cash flow hedges in the same financial statement line item within earnings as the changes in value of the hedged item.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

For foreign currency forward contracts and purchased options designated as cash flow hedges, Dell assesses hedge effectiveness both at the onset of the hedge as well as at the end of each fiscal quarter throughout the life of the derivative. Dell measures hedge ineffectiveness by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item, both of which are based on forward rates. Dell recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, currently in earnings as a component of investment and other income (expenses), net. Hedge ineffectiveness for cash flow hedges was not material for the three months ended May 1, 2009. During the three months ended May 1, 2009, Dell did not discontinue any cash flow hedges that had a material impact on Dell’s results of operations as substantially all forecasted foreign currency transactions were realized in Dell’s actual results.

The following table summarizes the fair value of the foreign exchange contracts on the Condensed Consolidated Statement of Financial Position for the three months ended May 1, 2009, as well as the amount of hedge ineffectiveness on cash flow hedges recorded in earnings for the respective period:

		Location of
	Gain (Loss) recognized	Gain (Loss)	Gain (Loss)	Location of
	in Accumulated	Reclassified from	Reclassified from	Gain (Loss)	Gain (Loss)
Derivatives in	OCI, Net of Tax,	Accumulated OCI	Accumulated	Recognized in Income	Recognized in
SFAS 133 Cash Flow	on Derivatives	into Income	OCI into Income	on Derivative	Income on Derivative
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
(in millions)

Foreign Exchange		Total revenue	$221	Investment and other
Contracts	$(124)	Total cost of net revenue	13	income (expense), net	$—

Total	$(124)		$234		$—

Other Foreign Currency Derivative Instruments

Dell uses forward contracts to hedge monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in the fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. These contracts generally expire in three months or less. These contracts are considered economic hedges and are not designated as hedges under SFAS 133, and therefore, the change in the instrument’s fair value is recognized currently in earnings as a component of investment and other income (expense), net. For the first quarter of Fiscal 2010, the gain on the contracts that was recognized in Financing and Other Income was $46 million.

Derivative Instruments Additional Information

The gross notional value of foreign currency derivative financial instruments was as follows:

May 1, 2009
Gross
Notional
(in millions)

Cash flow hedges	$5,692
Other derivatives	591

$6,283

Cash flows from derivative instruments are presented in the same category on the Condensed Consolidated Statements of Cash flows as the cash flows from the intended hedged items or the economic hedges.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

While Dell has derivative contracts in more than 20 currencies, the majority of the gross notional values are denominated in the Euro, British Pound, Japanese Yen, Canadian Dollar, and Australian Dollar.

Dell accounts for derivatives under FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, which allows for net presentation of its derivative instruments in a statement of financial position due to right of setoff by counterparty under master netting arrangements. As a result, there are contracts in an asset position recorded in the other current liabilities, and vice versa. As required by SFAS 161, the fair value of the derivative instruments presented on a gross basis is as follows:

	May 1, 2009
Derivatives designated as hedging instruments under
SFAS 133
	Other Current	Other Current	Total
	Assets	Liabilities	Fair Value

Foreign exchange contracts in an asset position	$415	$106	$521
Foreign exchange contracts in a liability position	(330)	(131)	(461)

Cash flow hedges	$85	$(25)	$60

Derivatives not designated as hedging instruments under SFAS 133

Foreign exchange contracts in an asset position	$90	$32	$122
Foreign exchange contracts in a liability position	(48)	(33)	(81)

Other derivatives	$42	$(1)	$41

Total derivatives at Fair value	$127	$(26)	$101

Dell has reviewed the existence and nature of credit-risk-related contingent features in derivative trading agreements with its counterparties. Certain agreements contain clauses whereby upon a change of control and if Dell’s credit ratings were to fall below investment grade, counterparties would have the right to terminate those derivative contracts where Dell is in a net liability position. As of May 1, 2009, there has been no such triggering event.

Debt

Commercial Paper

Dell has a $1.5 billion commercial paper program with a supporting $1.5 billion senior unsecured revolving credit facility that allows Dell to obtain favorable short-term borrowing rates. On April 3, 2009, Dell entered into a replacement 364-day $500 million credit facility, which expires on April 2, 2010. Additionally, Dell has a five-year $1.0 billion credit facility that will expire on June 1, 2011. There were no events of default as of May 1, 2009.

At May 1, 2009, there was $100 million outstanding under the commercial paper program and no outstanding advances under the related revolving credit facilities. The weighted-average interest rate on these outstanding short- term borrowings was 0.20%. At January 30, 2009, there was $100 million outstanding under the commercial paper program and no outstanding advances under the related revolving credit facilities. Dell uses the proceeds of the program for short-term liquidity needs.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

India Credit Facilities

At May 1, 2009, there were no outstanding advances from Citibank India, and at January 30, 2009, outstanding advances from Citibank India totaled $12 million and are included in short-term debt on Dell’s Condensed Consolidated Statements of Financial Position. There have been no events of default.

Long-Term Debt

The following table summarizes our long-term debt:

	May 1,	January 30,
	2009	2009
	(in millions)

Notes
$600 million issued on April 17, 2008 at 4.70% due April 2013 (“2013 Notes”) with interest payable April 15 and October 15	$599	$599
$500 million issued on April 1, 2009 at 5.625% due April 2014 (“2014 Notes”) with interest payable April 15 and October 15	500	—
$500 million issued on April 17, 2008 at 5.65% due April 2018 (“2018 Notes”) with interest payable April 15 and October 15	499	499
$400 million issued on April 17, 2008 at 6.50% due April 2038 (“2038 Notes”) with interest payable April 15 and October 15	400	400
Senior Debenture
$300 million issued on April 1998 at 7.10% due April 2028 with interest payable April 15 and October 15 (includes the impact of interest rate swap termination)	398	400

Total long-term debt	$2,396	$1,898

The 2014 Notes were issued during the first quarter of Fiscal 2010, under an automatic shelf registration statement that was filed in November 2008. The net proceeds from the offering of the 2014 Notes were approximately $497 million after payment of expenses of the offering. The estimated fair value of all the Notes in aggregate was approximately $2.0 billion at May 1, 2009, compared to a carrying value of $2.0 billion at that date. All Notes are unsecured obligations and rank equally with our existing and future unsecured senior indebtedness. The Notes effectively rank junior to all indebtedness and other liabilities, including trade payables, of Dell’s subsidiaries. The 2014 Notes were issued pursuant to an Indenture dated April 1, 2009, between Dell and a trustee, with terms and conditions substantially the same as those governing the 2013 Notes, 2018 Notes, and 2038 Notes.

The principal amount of the Senior Debenture was $300 million at May 1, 2009. The estimated fair value of the long-term debt was approximately $301 million at May 1, 2009, compared to a carrying value of $398 million at that date as it includes termination of the interest rate swap agreements in the fourth quarter of Fiscal 2009.

As of May 1, 2009, there were no events of default for the Notes and the Senior Debenture.

NOTE 4 — FINANCIAL SERVICES

Dell Financial Services L.L.C.

Dell offers or arranges various financing options and services for its business and consumer customers in the U.S. through Dell Financial Services L.L.C. (“DFS”), a wholly-owned subsidiary of Dell. DFS’s key activities include the origination, collection, and servicing of customer receivables related to the purchase of Dell products.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Dell utilizes DFS to facilitate financing for customers who elect to finance products sold by Dell. New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services through DFS, were $0.9 billion, and $1.1 billion, during the three months ended May 1, 2009, and May 2, 2008, respectively.

CIT Group Inc. (“CIT”), formerly a joint venture partner of DFS, continues to have the right to purchase a percentage of new customer receivables facilitated by DFS until the end of Fiscal 2010. CIT’s contractual funding right on a cumulative annual basis was up to 35% in Fiscal 2009 and is up to 25% in Fiscal 2010. For the three months ended May 1, 2009, CIT’s funding percentage was approximately 31% as agreed to by CIT and Dell. DFS services the receivables purchased by CIT. However, Dell’s obligation related to the performance of the DFS originated receivables purchased by CIT is limited to the cash funded credit reserves established at the time of funding.

Financing Receivables

The following table summarizes the components of Dell’s financing receivables, net of the allowance for financing receivables losses:

	May 1,	January 30,
	2009	2009
Financing receivables, net:	(in millions)
Customer receivables:
Revolving loans, gross	$931	$963
Fixed-term leases and loans, gross	670	723

Customer receivables, gross	1,601	1,686
Customer receivables allowance	(154)	(149)

Customer receivables, net	1,447	1,537
Residual interests	269	279
Retained interest and other	504	396

Financing receivables, net	$2,220	$2,212

Short-term	$1,775	$1,712
Long-term	445	500

Financing receivables, net	$2,220	$2,212

Of the gross customer receivables balance at May 1, 2009, and January 30, 2009, $33 million and $45 million, respectively, represent balances which are due from CIT in connection with specified promotional programs.

Customer Receivables — The composition and credit quality of customer receivables vary from investment grade commercial customers to subprime consumers. Dell’s estimate of subprime customer receivables was approximately 21% and 20% of the gross customer receivable balance at May 1, 2009, and January 30, 2009, respectively.

As of May 1, 2009, and January 30, 2009, customer financing receivables 60 days or more delinquent were $60 million and $58 million, respectively. These amounts represent 3.7% and 3.4% of the ending gross customer financing receivables balances for the respective periods.

Net principal charge-offs for the three months ended May 1, 2009, and May 2, 2008, were $30 million and $18 million, respectively. These amounts when annualized represent 7.2% and 4.7% of the average gross outstanding customer financing receivable balance (including accrued interest) for the respective three month periods.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following is a description of the components of customer receivables:

—	Revolving loans offered under private label credit financing programs underwritten by CIT Bank provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. Revolving loans bear interest at a variable annual percentage rate that is tied to the prime rate. Based on historical payment patterns, revolving loan transactions are typically repaid on average within 12 months. Revolving loans are included in short-term financing receivables in the table above. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full by a specific date, no interest is charged. These special programs generally range from 3 to 12 months. At May 1, 2009, and January 30, 2009, $274 million and $352 million, respectively, were receivable under these special programs.

—	Dell enters into sales-type lease arrangements with customers who desire lease financing. Leases with business customers have fixed terms of two to five years. Future maturities of minimum lease payments at May 1, 2009, for future fiscal years are as follows: 2010 - $185 million; 2011 — $166 million; 2012 — $82 million; 2013 — $14 million; and 2014 — $1 million. Fixed-term loans are also offered to qualified small businesses, large commercial accounts, governmental organizations, and educational entities.

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

Retained Interest — Retained interest represents the residual beneficial interest Dell retains in certain pools of securitized financing receivables. Retained interest is stated at the present value of the estimated net beneficial cash flows after payment of all senior interests. Dell values the retained interest at the time of each receivable transfer and at the end of each reporting period. The fair value of the retained interest is determined using a discounted cash flow model with various key assumptions, including payment rates, credit losses, discount rates, and the remaining life of the receivables sold. These assumptions are supported by both Dell’s historical experience and anticipated trends relative to the particular receivable pool. The weighted average assumptions for retained interest can be affected by many factors, including asset type (revolving versus fixed), repayment terms, and the credit quality of assets being securitized.

The following table summarizes the activity in retained interest balances for the three months ended May 1, 2009, and May 2, 2008:

	Three Months Ended
	May 1,	May 2,
	2009	2008
	(in millions)

Retained interest:
Retained interest at beginning of period	$396	$223
Issuances	127	156
Distributions from conduits	(10)	(55)
Net accretion	10	10
Change in fair value for the period	(19)	(17)

Retained interest at end of period	$504	$317

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The table below summarizes the key assumptions used to measure the fair value of the retained interest at time of transfer within the quarter and at the balance sheet date, May 1, 2009:

	Weighted Average Key Assumptions
	Monthly
	Payment	Credit	Discount
	Rates	Losses	Rates	Life
		(lifetime)	(annualized)	(months)

Time of transfer valuation of retained interest	11%	6%	11%	14
Valuation of retained interest	9%	12%	11%	11

The impact of adverse changes to the key valuation assumptions to the fair value of retained interest at May 1, 2009, is shown in the following table:

May 1, 2009
(in millions)

Adverse Change of:

Expected prepayment speed: 10%	$(1)
Expected prepayment speed: 20%	$(4)

Expected credit losses: 10%	$(13)
Expected credit losses: 20%	$(20)

Discount rate: 10%	$(5)
Discount rate: 20%	$(10)

The analyses above utilized 10% and 20% adverse variation in assumptions to assess the sensitivities in the fair value of the retained interest. However, these changes generally cannot be extrapolated because the relationship between a change in one assumption to the resulting change in fair value may not be linear. For the above sensitivity analyses, each key assumption was isolated and evaluated separately. Each assumption was adjusted by 10% and 20% while holding the other key assumptions constant. Assumptions may be interrelated, and changes to one assumption may impact others and the resulting fair value of the retained interest. For example, increases in market interest rates may result in lower prepayments and increased credit losses. The effect of multiple assumption changes were not considered in the analyses.

Asset Securitization

During the first three months of Fiscal 2010 and Fiscal 2009, Dell transferred $233 million and $421 million, respectively, of fixed-term leases and loans and revolving loans to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from those of Dell. The purpose of the qualifying special purpose entities is to facilitate the funding of financing receivables in the capital markets. The qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Two of the three conduits fund fixed-term leases and loans, and one conduit funds revolving loans. The principal balance of the securitized receivables at May 1, 2009, and January 30, 2009, was $1.3 billion and $1.4 billion, respectively.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Dell services securitized contracts and earns a servicing fee. Dell’s securitization transactions generally do not result in servicing assets and liabilities as the contractual fees are adequate compensation in relation to the associated servicing cost.

The revolving securitization agreement continues under scheduled amortization. During this scheduled amortization period, all principal collections will be used to pay down the outstanding debt amount related to the securitized assets. The right to receive cash collections is delayed until the debt is fully paid. During the scheduled amortization, no transfers of new revolving loans will occur. Additional purchases made on existing securitized revolving loans (repeat purchases) will continue to be transferred to the qualified special purpose entity and will increase the retained interest in securitized assets on the balance sheet.

Once the amount of the beneficial interest in the revolving credit conduit owned by third parties falls below 10%, Dell will be required to recognize the fair value of the assets and liabilities relating to the revolving securitization transaction on the balance sheet. The overall impact to the balance sheet will be an increase in accrued and other current liabilities, representing the unpaid portion of the outstanding debt, which is immaterial. As of May 1, 2009, the principal balance of the revolving securitized receivables was $616 million, and the balance of the debt associated with those assets was $184 million.

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

As of May 1, 2009, and January 30, 2009, securitized financing receivables 60 days or more delinquent were $60 million and $63 million, respectively. These amounts represent 4.7% and 4.6% of the ending securitized financing receivables balances for the respective periods.

Net principal charge-offs for the three months ended May 1, 2009, and May 2, 2008, were $36 million and $28 million, respectively. These amounts when annualized represent 10.6% and 8.7% of the average outstanding securitized financing receivable balance for the respective three month periods.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 —	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill allocated to Dell’s business segments as of May 1, 2009, and January 30, 2009, and changes in the carrying amount of goodwill were as follows:

	Large		Small and
	Enterprise	Public	Medium Business	Consumer	Total
	(in millions)

Balance at January 30, 2009	$677	$411	$354	$295	$1,737
Adjustments	2	—	—	3	5

Balance at May 1, 2009	$679	$411	$354	$298	$1,742

Goodwill and indefinite lived intangibles are tested annually during the second fiscal quarter and whenever events or circumstances indicate impairment may have occurred. If the carrying amount of goodwill exceeds its fair value, estimated based on discounted cash flow analyses, an impairment charge would be recorded. In the first quarter of Fiscal 2010, Dell evaluated goodwill and indefinite lived intangibles for potential triggering events that could indicate impairment in connection with the new alignment of its business segments. Based on the results of the impairment tests, Dell determined that no impairment of goodwill and indefinite lived intangible assets existed at May 1, 2009. The goodwill adjustments are primarily the result of contingent purchase price considerations related to prior acquisitions and the effects of foreign currency fluctuations.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 —	WARRANTY LIABILITY AND RELATED DEFERRED ENHANCED SERVICES REVENUE

Revenue from extended warranty and service contracts including support agreements, for which Dell is obligated to perform, is recorded as deferred enhanced services revenue and subsequently recognized over the term of the contract or when the service is completed and the costs associated with these contracts is recognized as incurred. Deferred software related revenue is included in accrued and other current and other non-current liabilities on Dell’s Condensed Consolidated Statements of Financial Position. Dell records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in Dell’s deferred enhanced services revenue for extended warranties and its warranty liability for standard warranties, which are included in accrued and other current and other non-current liabilities on Dell’s Condensed Consolidated Statements of Financial Position, are presented in the following tables:

	Three Months Ended
	May 1,	May 2,
	2009	2008(b)
	(in millions)

Deferred enhanced services revenue:
Deferred enhanced services revenue at beginning of period	$5,649	$5,260
Revenue deferred for new extended warranty and services contracts sold	760	944
Revenue recognized	(772)	(780)

Deferred enhanced services revenue at end of period	$5,637	$5,424

Current portion	$2,683	$2,518
Non-current portion	2,954	2,906

Deferred enhanced services revenue at end of period	$5,637	$5,424

	Three Months Ended
	May 1,	May 2,
	2009	2008
	(in millions)

Warranty liability:
Warranty liability at beginning of period	$1,035	$929
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(a)	294	369
Services obligations honored	(297)	(284)

Warranty liability at end of period	$1,032	$1,014

Current portion	$715	$677
Non-current portion	317	337

Warranty liability at end of period	$1,032	$1,014

(a)	Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new warranty contracts. Dell’s warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

(b)	Fiscal 2009 amounts have been revised to include foreign currency exchange rate fluctuations in revenue deferred for new extended warranty and service contracts sold and costs accrued for new warranty contracts and changes in estimates for pre-existing warranties to conform to the current period presentation.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 —	COMMITMENTS AND CONTINGENCIES

Severance Costs and Facility Closures — In Fiscal 2008, Dell announced a comprehensive review of costs that is currently ongoing. Since this announcement and through the end of the first quarter of Fiscal 2010, Dell reduced its headcount and closed certain Dell facilities. Results of operations for the first quarter of Fiscal 2010 include net pre-tax charges of $185 million for these actions, which is comprised of $175 million related to headcount reduction and a net $10 million related to facilities actions, including accelerated depreciation. In the first quarter of Fiscal 2009, costs related to severance and facility closures were $106 million. As of May 1, 2009, and January 30, 2009, the accrual related to these cost reductions and efficiency actions was $183 million and $98 million, respectively, which is included in accrued and other liabilities in the Condensed Consolidated Statements of Financial Position.

Restricted Cash — Pursuant to an agreement between Dell and CIT, Dell is required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to Dell’s private label credit card, and deferred servicing revenue. Restricted cash in the amount of $197 million and $213 million is included in other current assets at May 1, 2009, and January 30, 2009, respectively.

Legal Matters — Dell is involved in various claims, suits, investigations, and legal proceedings. As required by SFAS No. 5, Accounting for Contingencies, Dell accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. Dell reviews these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. However, litigation is inherently unpredictable; therefore, Dell could incur judgments or enter into settlements of claims that could adversely affect its operating results or cash flows in a particular period.

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

Dell and several of its current and former directors and officers were named as parties to the following securities, Employee Retirement Income Security Act of 1974 (“ERISA”), and shareholder derivative lawsuits all arising out of the same events and facts.

—	Four putative securities class actions filed between September 13, 2006, and January 31, 2007, in the Western District of Texas, Austin Division, against Dell and certain of its current and former officers were consolidated as In re Dell Securities Litigation, and a lead plaintiff was appointed by the court. The lead plaintiff asserted claims under sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934 based on alleged false and misleading disclosures or omissions regarding Dell’s financial statements, governmental investigations, internal controls, known battery problems and business model, and based on insiders’ sales of Dell securities. This action also included Dell’s independent registered public accounting firm, PricewaterhouseCoopers LLP, as a defendant. On October 6, 2008, the court dismissed all of the plaintiff’s claims with prejudice and without leave to amend. On November 3, 2008, the plaintiff appealed the dismissal of Dell and the officer defendants to the Fifth Circuit Court of Appeals.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

—	Four other putative class actions filed between September 25, 2006, and October 5, 2006, in the Western District, Austin Division, by purported participants in the Dell 401(k) Plan were consolidated as In re Dell ERISA Litigation, and lead plaintiffs were appointed by the court. The lead plaintiffs asserted claims under ERISA based on allegations that Dell and certain current and former directors and officers imprudently invested and managed participants’ funds and failed to disclose information regarding its stock held in the 401(k) Plan. On June 23, 2008, the court granted the defendants’ motion to dismiss as to the plaintiffs’ claims under ERISA based on allegations of imprudence, but the court denied the motion to dismiss as to the claims under ERISA based on allegations of a failure to accurately disclose information. On October 29, 2008, the court dismissed all of the individual plaintiffs’ claims with prejudice.

—	In addition, seven shareholder derivative lawsuits filed between September 29, 2006, and January 22, 2007, in three separate jurisdictions were consolidated as In re Dell Derivative Litigation into three actions. One of those consolidated actions was pending in the Western District of Texas, Austin Division, but was dismissed without prejudice by an order filed October 9, 2007. The second consolidated shareholder derivative action was pending in Delaware Chancery Court. On October 16, 2008, the Delaware court granted the parties’ stipulation to dismiss all of the plaintiffs’ claims in the Delaware lawsuit without prejudice. The third consolidated shareholder derivative action is pending in state district court in Williamson County, Texas. These shareholder derivative lawsuits named various current and former officers and directors as defendants and Dell as a nominal defendant, and asserted various claims derivatively on behalf of Dell under state law, including breaches of fiduciary duties.

The Board of Directors received a shareholder demand letter, dated November 12, 2008, asserting allegations similar to those made in the securities and shareholder derivative lawsuits against various current and former officers and directors and PricewaterhouseCoopers LLP, and requesting that the Board of Directors investigate and assert claims relating to those allegations on behalf of Dell. The Board of Directors is considering and will address the demand.

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

Dell has various other claims, suits, investigations, and legal proceedings that arise from time to time in the ordinary course of its business, including matters involving stockholder, consumer, antitrust, tax, intellectual property, and other issues on a global basis. Dell does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on its financial condition or results of operations.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 —	COMPREHENSIVE INCOME (LOSS)

The following table summarizes comprehensive income for the three months ended May 1, 2009, and May 2, 2008:

	Three Months Ended
	May 1,	May 2,
	2009	2008
	(in millions)

Comprehensive income (loss):
Net income	$290	$784
Change related to foreign currency hedging instruments, net	(358)	(31)
Change related to marketable securities, net	—	(25)
Foreign currency translation adjustments	(8)	(41)

Comprehensive (loss) income	$(76)	$687

NOTE 9 —	INCOME TAXES

Dell’s effective income tax rate was 29.6% for the first quarter of Fiscal 2010, as compared to 23.5% for the same quarter in the prior year. The increase in the effective rate in the first quarter of Fiscal 2010 as compared to the effective rate in the first quarter of Fiscal 2009 is primarily due to increased profitability mix in higher tax rate jurisdictions and the accrual of interest and penalties related to uncertain tax positions. The Fiscal 2009 effective tax rate reflects decreases in uncertain tax positions resulting from the effective settlement of an examination in a foreign jurisdiction and reevaluation of certain tax incentives, partially offset by the accrual of interest and penalties related to uncertain tax positions. The differences between the estimated effective income tax rate and the U.S. federal statutory rate of 35% principally result from Dell’s geographical distribution of taxable income and differences between the book and tax treatment of certain items. The income tax rate for Fiscal 2010 will be impacted by the actual mix of jurisdictions in which income is generated.

Dell is currently under income tax audits in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which Dell is subject include fiscal years 1997 through 2009. As a result of these audits, Dell maintains ongoing discussions and negotiations relating to tax matters with the taxing authorities in these various jurisdictions. Dell’s U.S. Federal income tax returns for fiscal years 2004 through 2006 are under examination, and the Internal Revenue Service (“IRS”) has issued a Revenue Agent’s Report proposing certain assessments primarily related to transfer pricing matters, which Dell has protested in accordance with IRS administrative procedures. Dell anticipates this audit will take several years to resolve and believes that it has provided adequate reserves related to the matters under audit. However, should Dell experience an unfavorable outcome in this matter, it could have a material impact on its results of operations, financial position, or cash flows. Although the timing of income tax audit resolutions and negotiations with taxing authorities are highly uncertain, Dell does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

Dell takes certain non-income tax positions in the jurisdictions in which it operates and has received certain non-income tax assessments from various jurisdictions. Dell is also involved in related non-income tax litigation matters in various jurisdictions. Dell believes its positions are supportable, a liability is not probable, and that it will ultimately prevail. However, significant judgment is required in determining the ultimate outcome of these matters. In the normal course of business, Dell’s positions and conclusions related to its non-income taxes could be

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

challenged and assessments may be made. To the extent new information is obtained and Dell’s views on its positions, probable outcomes of assessments, or litigation change, changes in estimates to Dell’s accrued liabilities would be recorded in the period in which such determination is made.

NOTE 10 —	EARNINGS PER COMMON SHARE

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive. Accordingly, certain stock-based incentive awards have been excluded from the calculation of diluted earnings per share totaling 247 million shares and 275 million shares for the first quarter of Fiscal 2010 and Fiscal 2009, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended May 1, 2009, and May 2, 2008:

	Three Months Ended
	May 1,	May 2,
	2009	2008
	(in millions, except per share amounts)

Numerator:
Net income	$290	$784

Denominator:
Weighted-average shares outstanding:
Basic	$1,949	$2,036
Effect of dilutive options, restricted stock units, restricted stock, and other	3	4

Diluted	$1,952	$2,040

Earnings per common share:
Basic	$0.15	$0.39
Diluted	$0.15	$0.38

NOTE 11 —	SEGMENT INFORMATION

During the first quarter of Fiscal 2010, Dell completed its reorganization from Dell’s geographic commercial segments (Americas Commercial; Europe, Middle East, and Africa Commercial; and Asia Pacific-Japan Commercial) to global business units (Large Enterprise, Public, and Small and Medium Business), reflecting the impact of globalization on Dell’s customer base. Dell’s four global business segments are Large Enterprise, Public, Small and Medium Business (“SMB”), and its existing Consumer segment. Large Enterprise includes sales of IT infrastructure and service solutions to large global and national corporate customers. Public includes sales to educational institutions, governments, health care organizations, and law enforcement agencies, among others. SMB includes sales of complete IT solutions to small and medium businesses. Consumer includes sales for individual consumers and retailers around the world.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During the reorganization, Dell identified revenue activities that were managed and reported within Dell’s commercial business, but which had characteristics more consistent with Dell’s consumer business. As a result, these activities were realigned into Dell’s Consumer segment during the first quarter of Fiscal 2010. Prior period amounts have been reclassified from Dell’s commercial segments to Dell’s Consumer segment to conform to the current period presentation.

The business segments disclosed in the accompanying Consolidated Condensed Financial Statements are based on this organizational structure and information reviewed by Dell’s management to evaluate the business segment results. Dell’s measure of segment operating income for management reporting purposes excludes severance and facility closure expenses, broad based long-term incentives, acquisition-related charges such as in-process research and development, and amortization of intangibles.

The following table presents net revenue by Dell’s reportable global segments as well as a reconciliation of consolidated segment operating income to Dell’s consolidated operating income for the three months ended May 1, 2009, and May 2, 2008:

	Three Months Ended
	May 1,	May 2,
	2009	2008
	(in millions)

Net revenue:
Large Enterprise	$3,400	$4,921
Public	3,171	3,581
Small and Medium Business	2,967	4,244
Consumer	2,804	3,331

Net revenue	$12,342	$16,077

Consolidated operating income:
Large Enterprise	$192	$386
Public	293	277
Small and Medium Business	230	330
Consumer	(1)	88

Consolidated segment operating income	714	1,081
Severance and facility closure expense	(185)	(106)

Broad based long-term incentives(a)	(76)	(50)
In-process research and development	—	(2)
Amortization of intangible assets	(39)	(24)

Consolidated operating income	$414	$899

(a)	Broad based long-term incentives include stock based compensation of $67 million and $50 million for the three months ended May 1, 2009, and May 2, 2008, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE:  This section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements based on our current expectations. Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties. For a discussion of risk factors affecting our business and prospects, see “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2009.

All percentage amounts and ratios were calculated using the underlying data in thousands. Unless otherwise noted, all references to industry share and total industry growth data are for personal computers (including desktops, notebooks, and x86 servers), and are based on preliminary information provided by IDC Worldwide Quarterly PC Tracker, May 18, 2009. Share data is for the calendar quarter and all our growth rates are on a fiscal year-over-year basis. Unless otherwise noted, all references to time periods refer to our fiscal periods.

OVERVIEW

Our Company

We are a leading technology solutions provider in the IT industry. We are the number two supplier of computer systems in the United States, and the number two supplier worldwide. We offer a broad range of products, including mobility products, desktop PCs, software and peripherals, servers and networking, and storage products. Our enhanced services offerings include infrastructure consulting, deployment of enterprise products and computer systems in customers’ environments, asset recovery and recycling, computer-related training, IT support, client and enterprise support, and managed service solutions. We also offer various financing alternatives, asset management services, and other customer financial services for business and consumer customers.

We were founded on the core principle of a direct customer business model, which creates direct relationships with our customers. These relationships allow us to be on the forefront of changing user requirements and needs while competing as one of the industry leaders in selling the most relevant technology, at the best value, to our customers. We continue to simplify technology and enhance product design and features to meet our customers’ needs and preferences.

Our direct customer business model includes a highly efficient global supply chain, which allows low inventory levels and the efficient use of and return on capital. We have manufacturing locations around the world and relationships with third-party original equipment manufacturers. This structure allows us to optimize our global supply chain to best serve our global customer base. To maintain our competitiveness, we continuously strive to improve our products, services, technology, manufacturing, and logistics.

We are continuing to invest in initiatives that will align our new and existing products around customers’ needs in order to drive long-term sustainable growth, profitability, and operating cash flow. We have expanded our business model to include new distribution partners, such as retail, system integrators, value-added resellers, and distributors, which allow us to reach even more end-users around the world. We are investing resources in emerging countries with an emphasis on Brazil, Russia, India, and China (“BRIC”), where we expect significant growth to occur over the next several years. We are also creating customized products and services to meet the preferences and requirements of our diversified global customer base.

As part of our overall growth strategy, we have completed strategic acquisitions to augment select areas of our business with more products, services, and technology. We expect to continue to grow our business organically, and inorganically through alliances and through strategic acquisitions.

Customer needs are increasingly being defined by how they use technology rather than where they use it, which is why we have transitioned from a global business that is run regionally to businesses that are globally organized. During the first quarter of Fiscal 2010, we completed our reorganization from our geographic commercial segments [Americas Commercial; Europe, Middle East, and Africa (“EMEA”) Commercial; and Asia Pacific-Japan (“APJ”) Commercial], to global business units [Large Enterprise, Public, and Small and Medium Business (“SMB”)],

reflecting the impact of globalization on our customer base. To simplify reporting, we aligned certain countries that represent a small percentage of our total revenue with a single global segment, based mainly on the countries’ customer base. This realignment creates a clear customer focus, which allows us to serve customers with faster innovation and greater responsiveness, thus allowing us to capitalize on competitive advantages, while strengthening execution and synergies. We began managing and reporting in our new business segment structure in the first quarter of Fiscal 2010. Our four global business segments are:

•	Large Enterprise — Our customers include large global and national corporate businesses. We believe that a single large-enterprise unit will give us an even greater knowledge of our customers and thus further our advantage in delivering globally consistent and cost-effective solutions and services to the world’s largest IT users. We intend to improve our global leadership and relationships with these customers. Our execution in this space will be increasingly focused on data center solutions, disruptive innovation, customer segment specialization, and the value chain of design to value, price to value, market to value, and sell to value.

•	Public — Our Public customers, which include educational institutions, government, health care, and law enforcement agencies, operate in communities and their missions are aligned with their constituents’ needs. Our customers measure their success against a common goal of improving lives, and they require that their partners, vendors, and suppliers understand their goals and execute to their mission statements as well. We intend to further our understanding of our Public customers’ goals and missions and extend our leadership in answering their urgent IT challenges. To better meet our customers’ goals, we are focusing on simplifying IT, providing faster deployment of IT applications, expanding our enterprise and services offerings, helping customers understand economic stimulus packages through our Economic Stimulus Learning Center, and strengthening our partner relations to build best of breed integrated solutions.

•	Small and Medium Business — Our SMB segment is focused on providing small and medium businesses with the simplest and most complete standards-based IT solutions and services, customized for their needs. Our SMB organization will accelerate the creation and delivery of specific solutions and technology to small and medium-sized businesses worldwide in an effort to help our customers improve and grow their businesses. For example, our ProManage-Managed Services solution is a Web-based service that proactively monitors and manages IT networks to prevent system issues. We also extended our channel program (PartnerDirect) to provide additional certification paths and purchase options to our partners.

•	Consumer — Our consumer business sells to customers through our on-line store at www.dell.com, over the phone, and through our retail partners. The globalization of our business has improved our global sales execution and coverage through better customer alignment, targeted sales force investments in rapidly growing countries, and improved marketing tools. We are also designing new, innovative products with faster development cycles and competitive features including the new Studio line of notebooks, allowing consumers greater personalization. Finally, we will continue to expand and transform our retail business in order to reach more consumers.

RESULTS OF OPERATIONS

Consolidated Operations

The following table summarizes the results of our operations for the three months ended May 1, 2009, and May 2, 2008:

	Three Months Ended
	May 1, 2009			May 2, 2008
		% of	%		% of
	Dollars	Revenue	Change	Dollars	Revenue
	(in millions, except per share amounts and percentages)

Net revenue
Products	$10,232	82.9%	(27)%	$13,956	86.8%
Services, including software related	2,110	17.1%	(1)%	2,121	13.2%

Total net revenue	$12,342	100.0%	(23)%	$16,077	100.0%
Gross margin	$2,168	17.6%	(27)%	$2,965	18.4%
Operating expenses	$1,754	14.2%	(15)%	$2,066	12.9%
Operating income	$414	3.4%	(54)%	$899	5.5%
Net income	$290	2.3%	(63)%	$784	4.9%
Earnings per share diluted	$0.15	N/A	(61)%	$0.38	N/A

Share Position — We shipped 9.1 million units in the first quarter of Fiscal 2010. According to IDC, in the first quarter of calendar year 2009, we maintained our second place position in the worldwide computer systems market with a share position of 13.9%, which is consistent with our share position of 13.9% for the fourth quarter of calendar 2008. However, we lost 1.6 percentage points of share since the first quarter of calendar 2008 due to our commercial business’s slower unit growth as we pursued profitable growth opportunities in a slow global IT demand environment.

The challenging economic conditions that began in the second half of Fiscal 2009 continued to be prevalent in the first quarter of Fiscal 2010. As a result, we experienced a decline in global IT end-user demand. Consistent with the second half of Fiscal 2009, we focused on balancing liquidity, profitability, and growth by selecting areas that provided profitable growth opportunities. We also took actions to reduce operating expenses, optimize product costs, and improve working capital management, and we will continue these actions throughout Fiscal 2010. We will also selectively invest in strategic growth opportunities.

Product Revenue — Product revenue and unit shipments decreased year-over-year by 27% and 17%, respectively, for the first quarter of Fiscal 2010. Our product revenue performance is primarily attributed to a decrease in customer demand as a result of the challenging economic environment and a reduction in average selling prices.

Services Revenue, including software related — Services revenue remained relatively flat year-over-year with a 1% decrease in the first quarter of Fiscal 2010. Our services revenue performance is primarily attributed to an 8% year-over-year decrease in enhanced services revenue, offset by a 12% increase in software related revenue.

Overall, our average selling price (total revenue per unit sold) during the first quarter of Fiscal 2010 decreased 8% year-over-year. Average selling prices were adversely impacted by a change in revenue mix between our commercial and consumer business. Selling prices in our commercial business are typically higher than our consumer business selling prices, and during the quarter our consumer unit shipments grew 12% while our commercial unit shipments declined 27% year-over-year. Average selling prices were also affected by our increased presence in consumer retail, which typically has lower average selling prices than our consumer on-line and phone direct business. Average selling prices in our Consumer segment declined 25% year-over-year for the first quarter of Fiscal 2010 compared to a 3% increase in selling prices for our commercial business. Within Consumer, average selling prices were also adversely impacted by a shift in product mix from higher priced computer systems to lower priced offerings and by a competitive pricing environment. Our market strategy has been to concentrate on solution sales to drive a more profitable mix of products and services, while pricing our products to remain competitive in the marketplace. During the first quarter of Fiscal 2010, we continued to see competitive pressure, particularly for lower priced desktops and notebooks, as we targeted a broader range of products and price bands. We expect this competitive pricing environment will continue for the foreseeable future.

Revenue outside the U.S. represented approximately 48% of net revenue for the first quarter of Fiscal 2010. Outside the U.S., we experienced a 26% year-over-year revenue decline for the first quarter of Fiscal 2010 as compared to a 20% decline in revenue for the U.S. At a consolidated level, BRIC revenue declined 21% during the first quarter of Fiscal 2010 as compared to the same period in the prior year; however, BRIC revenue in our Consumer segment increased 17% year-over-year. We will continue to tailor solutions to meet specific regional needs, enhance relationships to provide customer choice and flexibility, and expand into these and other emerging countries that represent the vast majority of the world’s population. From a worldwide product perspective, the continuing decline in desktop unit sales and prices and competitive pricing pressure in mobility contributed heavily to our first quarter of Fiscal 2010 performance.

We manage our business on a U.S. Dollar basis, and as a result of our comprehensive hedging program, foreign currency fluctuations did not have a significant impact on our consolidated results of operations.

Operating Income — In the first quarter of Fiscal 2010, operating income decreased 54% year-over-year to $414 million. The decline was driven by a decrease in end-user demand, overall competitive pricing pressures, and a shift in product mix that resulted in lower average selling prices. Operating expenses decreased 15% year-over-year; however, operating expenses as a percentage of revenue increased to 14.2% for the first quarter of Fiscal 2010 from 12.9% for the first quarter of Fiscal 2009. We continued to aggressively manage our operating cost structure as we realigned our business. In the first quarter of Fiscal 2010, we took organizational actions to reduce costs, and accordingly, we recorded severance and facility closure expenses of $185 million.

Net Income — In the first quarter of Fiscal 2010, net income decreased 63% year-over-year to $290 million. Net income was impacted by a 54% year-over-year decline in operating income, a 101% decline in investment and other income (expense), and an increase in our effective tax rate to 29.6% from 23.5%.

Revenues by Segment

During the first quarter of Fiscal 2010, we completed our previously communicated reorganization from our geographic commercial segments (Americas Commercial, EMEA Commercial, and APJ Commercial), to global business units (Large Enterprise, Public, and Small and Medium Business), reflecting the impact of globalization on our customer base. Our four global business segments are Large Enterprise, Public, Small and Medium Business, and our existing Consumer segment.

During the reorganization to global business units, we identified revenue activities that were managed and reported within our commercial business, but which had characteristics more consistent with our Consumer business. As a result, these activities were realigned into our Consumer segment during the first quarter of Fiscal 2010. Prior period amounts have been reclassified from our commercial segments to our Consumer segment to conform to the current period presentation.

The following table summarizes our revenue by reportable global segments for the three months ended May 1, 2009, and May 2, 2008:

	Three Months Ended
	May 1, 2009			May 2, 2008
		% of	%		% of
	Dollars	Revenue	Change	Dollars	Revenue
	(in millions, except percentages)

Net revenue
Large Enterprise	$3,400	27%	(31)%	$4,921	31%
Public	3,171	26%	(11)%	3,581	22%
Small and Medium Business	2,967	24%	(30)%	4,244	26%
Consumer	2,804	23%	(16)%	3,331	21%

Net revenue	$12,342	100%	(23)%	$16,077	100%

•	Large Enterprise — Large Enterprise’s revenue decreased 31% year-over-year due to a unit shipment decline of 36% for the first quarter of Fiscal 2010, partially offset by a 7% increase in average selling prices. The increase in average selling prices was driven by higher mix of software and services revenues, which improved overall product mix. Large Enterprise’s weak performance can be directly attributed to the current global economy. As a result of the current economic slowdown, many of our customers have either delayed or canceled IT projects. Large Enterprise experienced significant year-over-year declines in revenue across all product lines during the first quarter of Fiscal 2010. Revenue from desktop PC’s and mobility products declined 39% and 37%, respectively, year-over-year for the first quarter of Fiscal 2010; servers and networking, storage, and software and peripherals revenue decreased 29%, 26%, and 26%, respectively; and enhanced services revenue declined 9%. Revenue decreased significantly across all countries due to current global economic conditions and competitive pressures.

•	Public — Public experienced an 11% year-over-year decline in revenue due to a unit shipment decline of 14%, which was partially offset by a 3% increase in average selling prices. Our average selling prices improved as we strategically protected profitability by foregoing certain sales opportunities — particularly in the North America and EMEA regions. Public’s revenue declined across all product categories except for software and peripherals, whose revenue grew 4% year-over for the first quarter of Fiscal 2010. Product revenue decline was led by desktop PC’s, which decreased 24% year-over-year. From a country perspective, revenue declined across most countries.

•	Small and Medium Business — During the first quarter of Fiscal 2010, SMB experienced a 30% year-over-year decline in revenue and unit shipments. For the first quarter of Fiscal 2010, SMB experienced a double digit revenue decline across all product lines, led by a 38% and 31% decline in desktop PC and mobility revenue, respectively. Consistent with our other segments’ performance, the contraction of the global economy in the first quarter of Fiscal 2010 as compared to the first quarter of Fiscal 2009 is a significant contributor to SMB’s year-over-year revenue and unit shipments decline. Geographically, IT demand was the strongest in Asia and softer in the Americas and EMEA. From a country perspective, revenue declined across all countries except for India, which had year-over-year revenue growth of 56%.

•	Consumer — Consumer revenue declined 16% year-over-year on unit growth of 12% for the first quarter of Fiscal 2010. However, even though unit shipments grew, our Consumer revenue decreased mainly due to our growth in retail, which tends to have lower selling prices, coupled with a shift in product mix and competitive pricing pressures. As a result, our average selling prices declined 25% year-over-year in the first quarter of Fiscal 2010. In addition, Consumer’s desktop PC revenue declined 34% for the first quarter of Fiscal 2010 as compared to the first quarter of Fiscal 2009 on a unit shipment decline of 20% during the same time period, and even though mobility shipments increased 32% year-over-year, average selling prices for mobility products declined 28% during the same time period, which also negatively impacted overall Consumer revenue. The continued shift in consumer preference from desktops to notebooks has contributed to our mobility unit growth. The reduction in mobility average selling prices can be mainly attributed to our expansion into retail coupled with a demand shift to less expensive notebooks from higher priced notebooks. Software and peripheral revenue also declined 21% year-over-year during the first quarter of Fiscal 2010. At a country level, Brazil and India grew revenue year-over-year at a rate of 33% and 60%, respectively.

We sell desktop and notebook computers, printers, ink, and toner through retail partners. Our goal is to have strategic relationships with a number of major retailers in our larger geographic regions. During the first quarter of Fiscal 2010, we continued to expand our global retail presence, and we now reach over 30,000 retail locations worldwide.

Revenue by Product and Services Categories

We design, develop, manufacture, market, sell, and support a wide range of products that in many cases are customized to individual customer requirements. Our product categories include mobility products, desktop PCs, software and peripherals, servers and networking products, and storage products. In addition, we offer a range of services.

In the first quarter of Fiscal 2010, we performed an analysis of our enhanced services revenue and determined that certain items previously classified as enhanced services revenue were more appropriately categorized within product revenue. Also, certain items previously categorized as mobility, desktop PC, and servers and networking revenue were more appropriately reclassified to storage revenue. Fiscal 2009 balances reflect the revised revenue classifications. The net change in classification of prior period amounts resulted in a decrease of $55 million to mobility, an increase of $81 million to desktop PCs, an increase of $65 million to servers and networking, a decrease of $104 million to enhanced services, and an increase of $13 million to storage in the first quarter of Fiscal 2009.

The following table summarizes our net revenue by product and service categories for the three months ended May 1, 2009, and May 2, 2008:

	Three Months Ended
	May 1, 2009			May 2, 2008
		% of	%		% of
	Dollars	Revenue	Change	Dollars	Revenue
	(in millions, except percentages)

Net revenue:
Mobility	$3,875	32%	(20)%	$4,849	30%
Desktop PCs	3,163	26%	(34)%	4,781	30%
Software and peripherals	2,246	18%	(18)%	2,741	17%
Servers and networking	1,286	10%	(25)%	1,718	11%
Enhanced services	1,238	10%	(8)%	1,344	8%
Storage	534	4%	(17)%	644	4%

Net revenue	$12,342	100%	(23)%	$16,077	100%

•	Mobility — During the first quarter of Fiscal 2010, revenue from mobility products (which includes notebook computers and mobile workstations) declined 20% on a unit decline of 5% compared to the first quarter of Fiscal 2009. According to IDC, our unit shipments declined for the first quarter of calendar 2009 by 8%, compared to the industry’s growth rate of 6%. The mobility shipment decline was most pronounced in our Large Enterprise and SMB segments, which experienced year-over-year declines of 38% and 31%, respectively, mainly due to a softer demand environment. Partially offsetting the Large Enterprise and SMB unit decreases was 32% unit growth in Consumer mobility products. The average selling prices of our mobility products at a consolidated level dropped 16% year-over-year due to the continued expansion into retail by our Consumer segment coupled with a mix shift within Consumer mobility products and weaker demand in certain areas of our Public business. Average selling prices for mobility products declined 28% in Consumer as opposed to only a 1% reduction in our commercial segments (Large Enterprise, Public, and SMB).

Our new product lines range from the lightest ultra-portable in our history to the most powerful mobile workstation. We believe the on-going trend to mobility products will continue, and we are therefore focused on expanding our product platforms to cover broader price bands and functionalities. During the first quarter of Fiscal 2010, we launched mobility products such as the Inspiron Mini 10 and our new ultra-thin consumer notebook, the Adamo. We also launched our Latitude XT2 convertible tablet, which is the first multi-touch capable product that allows customers to use the entire screen.

•	Desktop PCs — During the first quarter of Fiscal 2010, revenue from desktop PCs (which includes desktop computer systems and workstations) decreased 34% year-over-year on a unit decline of 26%. In the marketplace, we are continuing to see rising end-user demand for mobility products, which contributes to further slowing demand for desktop PCs as mobility growth is expected to continue to outpace desktop growth. The decline in desktop PC revenue was also due to the on-going competitive pricing pressure for lower priced desktops and a softening in global IT end-user demand. Consequently, our average selling price for desktops decreased 11% year-over-year during the first quarter of Fiscal 2010 as we continued to align our prices and product offerings with the marketplace. For the first quarter of Fiscal 2010, desktop revenue decreased across all segments. Our Consumer, Large Enterprise, SMB, and Public segments experienced year-over-year revenue declines of 34%, 39%, 38%, and 24%, respectively. During the first quarter of Fiscal 2010, we introduced three new models of our Vostrotm desktop systems, which are designed to meet the productivity requirements of small and medium businesses, and we also introduced three new Dell Precision tower workstations. Other desktop launches during the quarter included our new Inspiron slim and mini towers, our all-in-one Studio One 19, and our XPS 435 designed for elite performance.

•	Software and Peripherals — Revenue from sales of software and peripherals (“S&P”) consists of Dell-branded printers, monitors (not sold with systems), projectors, and a multitude of competitively priced third-party peripherals including plasma and LCD televisions, standalone software sales and related support services, and other products. This revenue declined 18% year-over-year for the first quarter of Fiscal 2010, driven by displays, imaging products, and electronics, which experienced revenue declines of 36%, 30%, and 27%, respectively. We continued to see strength in software licensing with 12% growth; contributing to this growth was our acquisition of ASAP Software (“ASAP”) in the fourth quarter of Fiscal 2008. With ASAP, we now offer products from over 2,000 software publishers. We continue to believe that software licensing is a revenue growth opportunity as customers continue to seek out consolidated software sources. At a segment level, Large Enterprise, SMB, and Consumer experienced year-over-year revenue decreases of 26%, 28%, and 21%, respectively, for Fiscal 2010; whereas, Public’s S&P revenue grew 4%.

Software revenue from our S&P line of business, which includes software license fees and related post contract customer support (“PCS”), is included in services revenue on the Condensed Consolidated Statements of Income. Software and related support services revenue represents 41% and 37% of services revenue for the first quarters of Fiscal 2010 and Fiscal 2009, respectively.

•	Servers and Networking — During the first quarter of Fiscal 2010, revenue from sales of servers and networking products decreased 25% year-over-year on a unit shipment decrease of 28%. The decline in our server and networking revenue is due to demand challenges across all segments and regions. Our average selling price for servers and networking products increased 4% year-over-year during the first quarter of Fiscal 2010. According to IDC, for the first quarter of calendar 2009, we continue to rank number one in the United States with a 36% share in server units shipped; worldwide, we were second with a 26% share. Throughout the first quarter of Fiscal 2010, we continued the rollout of our new 11th generation PowerEdge servers as a part of our mission to help companies of all sizes simplify their IT environments. These servers provide optimal virtualization, system management, and usability.

•	Enhanced Services — Enhanced services offerings include infrastructure consulting, deployment of enterprise products and computer systems in customers’ environments, asset recovery and recycling, computer-related training, IT support, client and enterprise support, and managed service solutions. Enhanced services revenue decreased 8% year-over-year for the first quarter of Fiscal 2010 to $1.2 billion mainly due to a lack of demand for our business solution services in a slow global economy. For the first quarter of Fiscal 2010, enhanced services revenue for each of our segments declined as compared to the first quarter of Fiscal 2009 with Large Enterprise experiencing the largest reduction from an absolute dollar perspective. Revenue declined 9% for Large Enterprise, 11% for SMB, 14% for Consumer, and 1% for Public. Our deferred enhanced service revenue balance increased 4% year-over-year to $5.6 billion at May 1, 2009, primarily due to an increase in up-sell service offerings. While our deferred enhanced services revenue balance grew slightly, our enhanced services demand and revenue growth has declined driven by lower unit sales. We continue to view enhanced services as a strategic growth opportunity and will continue to invest in our offerings and resources focused on increasing our solution sales.

•	Storage — Revenue from sales of storage products decreased 17% year-over-year for the first quarter of Fiscal 2010. Large Enterprise, Public, and SMB all contributed to the decrease in storage revenue with year-over-year revenue declines of 26%, 3%, and 11%, respectively, for the first quarter of Fiscal 2010. EqualLogic performed strongly with year over year growth of 71%, and during the first quarter of Fiscal 2010, we launched our new Dell EqualLogic PS6000 series of storage arrays with increased performance and advanced virtualization capabilities.

Gross Margin

The following table presents information regarding our gross margin for the three months ended May 1, 2009, and May 2, 2008:

	Three Months Ended
	May 1, 2009			May 2, 2008
		% of	%		% of
	Dollars	Revenue	Change	Dollars	Revenue
	(in millions, except percentages)

Gross margin
Products	$1,446	14.1%	(31)%	$2,109	15.1%
Services, including software related	722	34.2%	(16)%	856	40.4%

Total gross margin	$2,168	17.6%	(27)%	$2,965	18.4%

Products — During the first quarter of Fiscal 2010, our products gross margin decreased in absolute dollars by $663 million compared to same period in the prior year with a corresponding decrease in gross margin percentage to 14.1% from 15.1%. The decline in gross margin is attributable to soft demand and lower average selling prices. Average selling prices were impacted by our further expansion into retail through an increased number of worldwide retail locations, a shift in product revenue mix from our commercial segments to our Consumer segment, and competitive pricing pressures. As a result of our Fiscal 2009 cost improvement initiatives, we launched a number of new cost optimized products during the second half of Fiscal 2009 that have positively impacted our gross margin during the first quarter of Fiscal 2010, and we will continue these cost optimization efforts throughout Fiscal 2010. We continue to make progress against our ongoing cost improvement initiatives, and approximately 30% of our production volume is now going through contract manufacturers.

Services, including software related  — Our services (including software related) gross margin rate is driven by our extended warranty sales, partially offset by lower margin categories such as software, consulting, and managed services. Our extended warranty services are more profitable because we sell our extended warranty offerings directly to customers instead of selling through a distribution channel. We also have a service support structure that allows us to favorably manage our fixed costs.

During the first quarter of Fiscal 2010, our services gross margin decreased in absolute dollars by $134 million compared to same period in the prior year with a corresponding decrease in gross margin percentage to 34.2% from 40.4%. Our solution services and software support offerings faced competitive margin pressures in the current economic environment. A mix shift toward lower margin software products further reduced our overall services gross margin rate.

We continue to actively review all aspects of our facilities, logistics, supply chain, and manufacturing footprints. This review is focused on identifying efficiencies and cost reduction opportunities while maintaining a strong customer experience. In the first quarter of Fiscal 2010, the cost of these actions and other severance and business realignment reductions was $185 million, of which approximately $65 million affected gross margin. Headcount related actions accounted for $55 million of the $65 million. In the first quarter of Fiscal 2009, the cost of these actions and other severance and business realignment reductions was $106 million, of which approximately $24 million affected gross margin. We may realign or close additional facilities depending on a number of factors, including end-user demand, capabilities, and our migration to a more variable cost manufacturing model.

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

In general, gross margin and margins on individual products and services will remain under downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of raw materials, and outside manufacturing services. We will continue to adjust our pricing strategy with the goals of being in a competitive price position while maximizing margin expansion through the sale of cost optimized products and services, where appropriate.

Operating Expenses

The following table summarizes our operating expenses for the three months ended May 1, 2009, and May 2, 2008:

	Three Months Ended
	May 1, 2009			May 2, 2008
		% of	%		% of
	Dollars	Revenue	Change	Dollars	Revenue

Operating expenses:
Selling, general, and administrative	$1,613	13.1%	(16)%	$1,912	11.9%
Research, development, and engineering	141	1.1%	(7)%	152	1.0%
In-process research and development	—	0.0%	(100)%	2	0.0%

Operating expenses	$1,754	14.2%	(15)%	$2,066	12.9%

Selling, general, and administrative — During the first quarter of Fiscal 2010, selling, general, and administrative (“SG&A”) expenses were 13.1% of revenue as compared to 11.9% in the first quarter of Fiscal 2009. However, SG&A expenses decreased 16% to $1.6 billion compared to $1.9 billion in the prior year. The decrease in SG&A expenses is primarily due to a reduction in compensation related expenses of approximately $140 million driven by a decrease in headcount, especially in higher cost locations. Compensation expenses in the first quarter of Fiscal 2009 were favorably impacted by a $38 million reversal of the Fiscal 2008 bonus accrual. With the increase in retail volumes, our advertising expenses decreased $61 million in the first quarter of Fiscal 2010 compared to the same period in Fiscal 2009. In connection with the cost reduction measures undertaken company-wide, there were also decreases in most other categories of expenses, including outside services, travel, maintenance, and financing fees. Partially offsetting these declines were a $38 million increase in severance costs and a $27 million increase in bad debt expense in the first quarter of Fiscal 2010 when compared to the first quarter of the prior year.

Research, Development, and Engineering — During the first quarter of Fiscal 2010, research, development, and engineering (“RD&E) expenses remained approximately 1% of revenue and decreased $11 million year-over-year. The decrease was primarily driven by lower employee related costs due to a slight reduction in headcount.

In-Process Research and Development — Prior to the adoption of SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), we recognized in-process research and development (“IPR&D”) charges in connection with acquisitions accounted for as business combinations.

Operating Income

Operating income decreased 54% year-over-year to $414 million in the first quarter of Fiscal 2010 from $899 million in the first quarter of Fiscal 2009. The decrease in operating income is primarily attributable to a decline in gross margin dollars of 27%. Gross margin percentage declined to 17.6% in the first quarter of Fiscal 2010 from 18.4% in the first quarter of Fiscal 2009. A 15% reduction in operating expenses favorably impacted operating income; however, operating expenses as a percentage of revenue increased to 14.2% in the first quarter of Fiscal 2010 as compared to 12.9% for the same period in the prior year.

Severance and facility closure expenses, broad based long-term incentive expenses, in-process research and development, and amortization of purchased intangible assets costs are not allocated to the reporting segments. These costs totaled $300 million in the first quarter of Fiscal 2010 and $182 million in the first quarter of Fiscal 2009.

Large Enterprise — For the first quarter of Fiscal 2010, operating income percentage decreased 210 basis points year-over-year from 7.8% to 5.7%. Operating income deteriorated as revenue and costs of revenue decreased year-over-year by 31% and 30%, respectively, due to lower demand, which was driven by current market conditions. Additionally, operating expenses as a percentage of revenue increased 130 basis points year-over-year in the first quarter of Fiscal 2010 even though operating expense dollars decreased 23% during the same time period.

Public — For the first quarter of Fiscal 2010, operating income percentage increased approximately 150 basis points from the same period last year, and operating income dollars increased 6% even though revenue declined 11%. Operating income dollars and percentage were positively impacted by a 3% increase in average selling prices. Additionally, cost of revenue decreased 13% year-over-year as we were able to improve our product cost structure. The increase in average selling prices coupled with the reduction in costs aided in the increase in gross margin percentage from 18.7% in the first quarter of Fiscal 2009 to 20.0% in the first quarter of Fiscal 2010. Also, favorably impacting operating income was an 18% year-over-year decrease in operating expenses as we continued to realize the benefits from our cost-improvement initiatives that began in Fiscal 2009.

Small and Medium Business — Operating income percentage remained relatively flat at 7.7% for the first quarter of Fiscal 2010. However, operating income dollars decreased 30% year-over-year as revenue and unit shipments both decreased 30% mainly due to the existing challenging end-user demand environment. Favorably impacting operating income was an increase in gross margin percentage from 19.7% in the first quarter of Fiscal 2009 to 20.5% in the first quarter of Fiscal 2010 as cost of revenue decreased 31% year-over-year due to the combination of lower unit shipments and an improvement in product pricing controls. We were also able to reduce operating expenses by 25% during first three months of Fiscal 2010 as compared to the same time period of Fiscal 2009 mainly due to savings from headcount reductions and business realignment efforts taken during Fiscal 2009 and tighter spending controls around our sales and marketing expenses.

Consumer — For the first quarter of Fiscal 2010, Consumer experienced essentially break-even operating results. Consumer’s operating performance was mainly due to lower average selling prices, which is attributable to our growth in retail, a shift in product mix to lower priced products, and competitive pricing pressures. Even though our year-over-year unit shipment increased 12% for the first quarter of Fiscal 2010, it was not enough to offset a year-over-year decline in average selling prices of 25%. The decrease in average selling prices led to a 16% reduction in revenue and a reduction in gross margin percentage from 16.2% to 14.0%. During the first quarter of Fiscal 2010, operating expenses as a percentage of revenue increased 50 basis points year-over-year to 14.0% even though operating expense dollars decreased 13% during the same time period.

Investment and Other Income (Expense), net

The table below provides a detailed presentation of investment and other income (expense), net for the three months ended May 1, 2009, and May 2, 2008:

	Three Months Ended
	May 1,	May 2,
	2009	2008
	(in millions)

Investment and other income (expense), net:
Investment income, primarily interest	$21	$55
Gains on investments, net	1	3
Interest expense	(29)	(12)
Foreign exchange	—	90
Other	5	(11)

Investment and other income (expense), net	$(2)	$125

The year-over-year decrease in investment income for the first quarter of Fiscal 2010 is primarily due to decreased yields on a higher short-term investment mix. Interest expense has increased year-over-year due to the issuance of $1.5 billion of debt in the first quarter of Fiscal 2009 and $500 million of debt in the first quarter Fiscal 2010. During the first quarter of Fiscal 2010, we recognized a $9 million increase in the fair market value of our investments related to our deferred compensation plan compared to an $8 million decrease during first quarter Fiscal 2009. Fair market value adjustments related to the deferred compensation plan are included in Other in the table above.

The year-over-year decrease in foreign exchange for the first quarter of Fiscal 2010, as compared to the same period in the prior year, is primarily due to gains realized on our hedge program and a correction of errors during the first quarter Fiscal 2009. A more stable rate environment coupled with an effective hedge program allowed us to mitigate our foreign exchange risk during the first quarter of Fiscal 2010. In the first quarter of Fiscal 2009, $42 million of the gain related to the correction of errors in the remeasurement of certain local currency balances to the functional currency related to prior periods. A deferred revenue liability was incorrectly remeasured over time, based on changes in currency exchange rates, instead of remaining at historical exchange rates. There was also a tax liability incorrectly held at a historical rate, instead of being remeasured over time based on changes in currency exchange rates.

Income Taxes

We reported an effective income tax rate of approximately 29.6% for the first quarter of Fiscal 2010, as compared to 23.5% for the same quarter in the prior year. The increase in our effective rate is primarily due to an increased mix of profits in higher tax rate jurisdictions and the accrual of interest and penalties related to uncertain tax positions. Additionally, our Fiscal 2009 effective tax rate reflects decreases in uncertain tax positions resulting from the effective settlement of an examination in a foreign jurisdiction and the reevaluation of certain tax incentives, partially offset by the accrual of interest and penalties related to uncertain tax positions. Our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income and permanent differences between the book and tax treatment of certain items.

We are currently under income tax audits in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which we are subject include fiscal years 1997 through 2009. As a result of these audits, we maintain ongoing discussions and negotiations relating to tax matters with the taxing authorities in these various jurisdictions. Our U.S. Federal income tax returns for fiscal years 2004 through 2006 are under examination, and the IRS has issued a Revenue Agent’s Report proposing certain assessments primarily related to transfer pricing matters, which we have protested in accordance with IRS administrative procedures. We anticipate this audit will take several years to resolve and continue to believe that we have provided adequate reserves related to the matters under audit. However, should we experience an unfavorable outcome in this matter, it could have a material impact on our financial statements. Although the timing of income tax audit resolution and negotiations with taxing authorities are highly uncertain, we do not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

We take certain non-income tax positions in the jurisdictions in which we operate and have received certain non-income tax assessments from various jurisdictions. We are also involved in related non-income tax litigation matters in various jurisdictions. We believe our positions are supportable, a liability is not probable, and that we will ultimately prevail. However, significant judgment is required in determining the ultimate outcome of these matters. In the normal course of business, our positions and conclusions related to our non-income taxes could be challenged and assessments may be made. To the extent new information is obtained and our views on our positions, probable outcomes of assessments, or litigation changes, changes in estimates to our accrued liabilities would be recorded in the period in which such determination is made.

ACCOUNTS RECEIVABLE

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. At May 1, 2009, our gross accounts receivable balance was $4.4 billion, a 9% decrease from our balance at January 30, 2009. This decrease in accounts receivable was mainly due to lower sales in the first quarter of Fiscal 2010 as compared to the same period in prior year. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on specific identifiable customer accounts that are deemed at risk and general historical bad debt experience. As of May 1, 2009, and January 30, 2009, the allowance for doubtful accounts was $120 million and $112 million, respectively. The increase is the result of a detailed analysis of our accounts receivable aging and specific customer account balances. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and are continuing to take actions in Fiscal 2010 to reduce our exposure to credit losses.

FINANCING RECEIVABLES

At May 1, 2009, and January 30, 2009, our net financing receivables balance was $2.2 billion for both periods. Gross revolving loan receivables decreased $32 million from our balance at January 30, 2009, due to a reduction in the amount of promotional receivables. From time to time, we offer certain customers the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full, no interest is charged. During the first quarter of Fiscal 2010, we continued to reduce our promotional offerings. Promotional receivables were $274 million and $352 million, at May 1, 2009, and January 30, 2009, respectively.

This decrease in promotional receivables was partially offset by an increase in non-promotional receivables, due to a decreased reliance on securitization as a means of funding revolving receivables. No off-balance sheet transfers of new revolving loans occurred during the three months ended May 1, 2009. This resulted in an increase in non-promotional receivables on our balance sheet as of May 1, 2009.

Gross fixed term leases and loans decreased $53 million from our balance at January 30, 2009, primarily due to the sale of approximately $60 million of fixed term leases during the period. This sale resulted in an immaterial impact to the Condensed Consolidated Statement of Income for the three months ended May 1, 2009. We intend to periodically sell customer receivables outside of our securitization structures in the future.

Retained interest increased $108 million from our balance at January 30, 2009, due to a modification to one of our securitization agreements, resulting in a scheduled amortization of the transaction. During the scheduled amortization period, additional purchases made on existing securitized revolving loans are transferred to the qualified special purpose entity, which increased our retained interest balance. See Off-Balance Sheet Arrangements for additional information.

We expect growth in financing receivables throughout Fiscal 2010 as CIT Group Inc. (“CIT”) funding rights decrease and we reduce our reliance on securitization as a means of funding revolving receivables. For the three months ended May 1, 2009, CIT’s funding percentage was approximately 31% as agreed to by CIT and Dell. CIT’s funding percentage is expected to decline below the contractual funding percentage of 25% over the remainder of

Fiscal 2010. To manage growth in financing receivables, we will continue to balance the use of our own working capital and other sources of liquidity. The key decision factors in the funding decision are the cost of funds, required credit enhancements for receivables sold to the conduits, and the ability to access the capital markets. See Note 4 of Notes to the Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information about our financing receivables and our promotional programs.

We maintain an allowance to cover financing receivable credit losses. Consistent with trends in the financial services industry, for the first quarter of Fiscal 2010 and Fiscal 2009, we experienced year-over-year increased financing receivable credit losses. Net principal charge-offs at May 1, 2009, and May 2, 2008, were $30 million and $18 million, respectively. These amounts when annualized represent 7.2% and 4.7% of the average gross outstanding customer financing receivable balance (including accrued interest) for the respective three month periods. We have taken underwriting actions to limit our exposure to losses, including reducing our credit approval rate. We continue to assess our portfolio risk and take additional underwriting actions as we deem necessary. Our estimate of subprime customer receivables was approximately 21% and 20% of the gross customer receivable balance at May 1, 2009, and January 30, 2009, respectively.

The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. Substantial changes in the economic environment or any of the factors mentioned above could change the expectation of anticipated credit losses. As of May 1, 2009, and January 30, 2009, the allowance for financing receivable losses was $154 million and $149 million, respectively. A 10% change in this allowance would not be material to our consolidated results. Based on our assessment of the customer financing receivables and the associated risks, we believe that we are adequately reserved. See Note 4 of Notes to the Condensed Consolidated Financial Statements included in “Part I  — Item 1 — Financial Statements” for additional information about our financing receivables and our promotional programs.

Currently, revolving loans are offered under private label credit financing programs underwritten by CIT Bank. We expect to secure a new banking partner in Fiscal 2010 to replace the existing CIT Bank arrangement with no material adverse impact to our ability to offer or arrange financing for our customers.

The Credit Card Accountability, Responsibility, and Disclosure Act of 2009 was signed into U.S. law on May 22, 2009, and will impose new restrictions on credit card companies in the areas of marketing, servicing, and pricing of consumer credit accounts. Some provisions of the law are effective in 90 days, with the most substantive provisions effective in February 2010. We are currently evaluating this new legislation but do not expect that it will substantially change how consumer credit is offered to our customers or how their accounts will be serviced. Commercial credit is unaffected by the change in law.

OFF-BALANCE SHEET ARRANGEMENTS

Asset Securitization

During the first quarter of Fiscal 2010, we continued to transfer certain customer financing receivables to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from ours. The purpose of the qualifying special purpose entities is to facilitate the funding of customer receivables in the capital markets. Our qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Two of the three conduits fund fixed-term leases and loans, and one conduit funds revolving loans. During the first three months of Fiscal 2010 and Fiscal 2009, we transferred $233 million and $421 million, respectively, of customer receivables to qualifying special purpose entities. The principal balance of the securitized receivables at May 1, 2009, and January 30, 2009, was $1.3 billion and $1.4 billion, respectively.

Certain transfers are accounted for as a sale in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (“SFAS 140”). Upon the sale of the customer receivables to qualifying special purpose entities we recognize a gain on the sale and retain an interest in the assets sold. We provide credit enhancement to the securitization in the form of over-collateralization. Receivables transferred to the qualified special purpose entities exceed the level of debt issued. We retain the right to receive collections for assets securitized exceeding the amount required to pay interest, principal, and other fees and expenses (referred to as retained interest). Retained interest is included in Financing Receivables on the balance sheet. At May 1, 2009, and January 30, 2009, our retained interest in securitized receivables was $504 million and $396 million, respectively. Our risk of loss related to securitized receivables is limited to the amount of our retained interest.

Our retained interest in the securitizations is determined by calculating the present value of excess cash flows over the expected duration of the transactions. In estimating the value of the retained interest, we make a variety of financial assumptions, including pool credit losses, payment rates, and discount rates. These assumptions are supported by both our historical experience and anticipated trends relative to the particular receivable pool. The weighted average assumptions for valuing retained interest can be affected by many factors, including the type of assets (revolving versus fixed), repayment terms, and the credit quality of assets being securitized. We review our investments in retained interest periodically for impairment, based on estimated fair values. All gains and losses are recognized in income immediately. Retained interest balances and assumptions are disclosed in Note 4 of Notes to the Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

We service securitized contracts and earn a servicing fee. Our securitization transactions generally do not result in servicing assets and liabilities as the contractual fees are adequate compensation in relation to the associated servicing cost.

The revolving securitization agreement continues under scheduled amortization. During this scheduled amortization period no new debt will be issued and all principal collections will be used to pay down the outstanding debt amount related to the securitized assets. Our right to receive cash collections is delayed until the debt is fully paid off. During the scheduled amortization period, no transfers of new revolving loans will occur. Additional purchases made on existing securitized revolving loans (repeat purchases) will continue to be transferred to the qualified special purpose entity, which will increase our retained interest on the balance sheet.

We expect the securitization transaction related to revolving receivables to terminate completely in Fiscal 2010. We will be required to recognize the fair value of the assets and liabilities relating to the revolving securitization transaction on our balance sheet once the amount of beneficial interest in the revolving credit conduit owned by third parties falls below 10%. The overall impact to our balance sheet will be an increase in accrued and other current liabilities, representing the unpaid portion of the outstanding debt, which is expected to be immaterial. As of May 1, 2009, the principal balance of the revolving securitized receivables was $616 million, and the balance of the debt associated with those assets was $184 million. During the first quarter of Fiscal 2010, we successfully renewed one of our two fixed-term lease and loan securitization programs. We expect to renew the other fixed-term facility in Fiscal 2010. As we negotiate the annual renewals, management will continue to assess the costs and benefits of using securitization to fund our receivables. We expect to be able to continue to offer or arrange financing for our customers, despite our reduced reliance on securitization as a means of funding receivables.

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

LIQUIDITY AND CAPITAL COMMITMENTS

Current Market Conditions

We continue to experience volatility in the financial markets due to global economic conditions. As a result, during the first quarter of Fiscal 2010, we actively monitored the financial health of our supplier base, carefully managed customer credit, diversified financial partner exposure, and monitored the risk concentration of our cash and cash equivalents balance. We maintained a conservative investment portfolio with shorter duration and high quality assets and monitored the effectiveness of our foreign currency hedging program. We remain focused on maintaining spending controls across the company. We will monitor and manage these activities depending on current and expected market developments.

We monitor credit risk associated with our financial counterparties using various market credit risk indicators such as reviews and actions taken by rating agencies and changes in credit default swap levels. We perform periodic evaluations of our positions with these counterparties and may limit the agreements or contracts entered into with any one counterparty in accordance with our policies. We do not anticipate non-performance by our counterparties. We believe that no significant concentration of credit risk for investments exists. The impact on our Condensed Consolidated Financial Statements of any credit adjustments related to these counterparties has been immaterial.

Liquidity

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the U.S.; however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered permanently reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax expense. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

We have an active working capital management team that monitors the efficiency of our balance sheet by evaluating liquidity under various macroeconomic and competitive scenarios. These scenarios quantify risks to the financial statements and provide a basis for actions necessary to ensure adequate liquidity. During the first quarter of Fiscal 2010, we continued to monitor and prioritize capital expenditures and other discretionary spending. The shift to third party manufacturers and the associated closure of several of our manufacturing and other facilities has reduced the amount of capital required for our business. Additionally, we have not been active with our share repurchase program since the third quarter of Fiscal 2009. Our commercial paper program remains at $1.5 billion, and we continue to be active in the commercial paper market by issuing short-term borrowings. On April 3, 2009, we entered into a replacement 364-day $500 million credit facility, which will expire on April 2, 2010. We continue to hold a five-year $1.0 billion credit facility that will expire June 1, 2011.

We intend to establish the appropriate debt levels to maintain an efficient capital structure taking into account our cash flow expectations, the overall cost of capital, cash requirements for operations, and discretionary spending — items such as share repurchases, funding customer receivables, and acquisitions. Accordingly, in April 2009, we issued $500 million of notes, maturing in 2014, under a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) in November 2008. We do not believe that the overall credit concerns in the markets will impede our ability to access the capital markets in the future because of the overall strength of our financial position.

We ended the first quarter of Fiscal 2010 with $10.7 billion in cash, cash equivalents, and investments, compared to $9.8 billion at the end of the first quarter of Fiscal 2009. Since May 2, 2008, we have spent $1.8 billion on share repurchases offset primarily by our $500 million debt issuance and $2.5 billion in cash flow from operations. We use cash generated by operations as our primary source of liquidity and believe that internally generated cash flows are sufficient to support business operations. Over the past year, we have utilized external capital sources to supplement our domestic liquidity to fund a number of strategic initiatives. We ended the first quarter of Fiscal 2010 with a negative cash conversion cycle of 28 days, which is a three day improvement from the fourth quarter of Fiscal 2009 and a contraction of two days from the first quarter of Fiscal 2009. Over the past twelve months, the slowdown in revenue growth when combined with a negative cash conversion cycle has resulted in a decrease in cash flow from operations. However, over the past quarter, with controlled spending and management of working capital, we were able to improve our cash generation from operating activities. Generally, as our growth stabilizes, our cash generation from operating activities will improve. For further discussion of the results of our cash conversion cycle, see “Key Performance Metrics” below.

The following table summarizes the results of our Condensed Consolidated Statements of Cash Flows for the three months ended May 1, 2009, and May 2, 2008:

	Three Months Ended
	May 1,	May 2,
	2009	2008
	(in millions)

Net change in cash from:
Operating activities	$761	$143
Investing activities	131	(30)
Financing activities	485	387
Effect of exchange rate changes on cash and cash equivalents	(38)	9

Net increase in cash and cash equivalents	$1,339	$509

Operating Activities — Cash from operating activities was $761 million during the first quarter of Fiscal 2010, compared to $143 million during first quarter Fiscal 2009. In the first quarter of Fiscal 2010, operating cash flows resulted from net income and to favorable changes in our cash conversion cycle, timing of settlement of favorable foreign exchange contracts, and other working capital efficiencies. Cash from operations during the first quarter of Fiscal 2009 of $143 million was primarily from net income offset by a deterioration in our days in accounts payable as a result of a shift away from suppliers with extended payment terms and the timing of purchases from and payments to suppliers during the first quarter of Fiscal 2009.

Key Performance Metrics — Our direct business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

The following table presents the components of our cash conversion cycle at May 1, 2009, January 30, 2009, and May 2, 2008:

	May 1,	January 30,	May 2,
	2009	2009	2008

Days of sales outstanding(a)	34	35	36
Days of supply in inventory(b)	7	7	9
Days in accounts payable(c)	69	67	75

Cash conversion cycle	(28)	(25)	(30)

(a)	Days of sales outstanding (“DSO”) calculates the average collection period of our accounts receivable. DSO is based on the ending net trade receivables and the most recent quarterly total net revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average net revenue per day for the current quarter (90 days). At May 1, 2009, January 30, 2009, and May 2, 2008, DSO and days of customer shipments not yet recognized were 31 and 3 days; 31 and 4 days; and 33 and 3 days.

(b)	Days of supply in inventory (“DSI”) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and most recent quarterly total cost of sales for each period. DSI is calculated by dividing inventory by average cost of goods sold per day for the current quarter (90 days).

(c)	Days in accounts payable (“DPO”) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly total cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold per day for the current quarter (90 days).

Our cash conversion cycle improved three days at May 1, 2009, from January 30, 2009, driven by a one day improvement in DSO and two day improvement in DPO. The improvement in DSO from January 30, 2009, is attributable to operational improvements slightly offset by timing of when revenue was earned throughout the quarter. The improvement in DPO from January 30, 2009, is attributable to timing of purchases from and payments to suppliers during the first quarter Fiscal 2010 as compared to the fourth quarter of Fiscal 2009.

Our cash conversion cycle contracted by two days at May 1, 2009, from May 2, 2008, driven by a six day decrease in DPO offset by a two day improvement in DSO and a two day improvement in DSI. The decrease in DPO from May 2, 2008, is attributable to a reduction in inventory levels, procurement throughput declines as a result of declining demand, and a decrease in non-production supplier payables as we continued to control our operating expense spending and our timing of purchases from and payments to suppliers during the first quarter of Fiscal 2010 as compared to the first quarter of Fiscal 2009. The improvement in DSO from May 2, 2008, is attributable to operational improvements and timing of revenue. The improvement in DSI from May 2, 2008, is attributable to a decrease in the amount of strategic material purchases.

We defer the cost of revenue associated with customer shipments not yet recognized as revenue until they are delivered. These deferred costs are included in our reported DSO because we believe it presents a more accurate presentation of our DSO and cash conversion cycle. These deferred costs are recorded in other current assets in our Condensed Consolidated Statements of Financial Position and totaled $409 million, $556 million, and $484 million at May 1, 2009, January 30, 2009, and May 2, 2008, respectively.

Investing Activities — Cash provided by investing activities for the three months ended May 1, 2009, was $131 million, compared to $30 million cash used by investing activities during the same period last year. Cash generated or used in investing activities principally consists of the net of sales and maturities and purchases of investments; net capital expenditures for property, plant, and equipment; and cash used to fund strategic acquisitions, which was approximately $3 million during the first quarter of Fiscal 2010 compared to $170 million during the first quarter of Fiscal 2009. In light of continued capital market and interest rate volatility, we further increased liquidity and maintained the overall interest rate profile of the investment portfolio to shorter duration securities. In the first quarter of Fiscal 2010 as compared to the first quarter of Fiscal 2009, higher cash flow from operating activities combined with shorter duration securities resulted in an increase in the volume of investment transactions.

Financing Activities — Cash provided by financing activities during the three months ended May 1, 2009, was $485 million as compared to $387 million during the same period last year. Financing activities typically consist of debt issuance proceeds, the issuance of common stock under employee stock plans, offset with the repurchase of our common stock. The year-over-year increase in cash provided by financing activities is due primarily to the reduction of our share repurchase program and proceeds from the issuance of long-term debt offset by our repayment of long-term debt. During the first quarter of Fiscal 2010, no significant number of shares was repurchased compared to approximately 52 million shares at an aggregate cost of $1.0 billion repurchased in the first quarter of Fiscal 2009. We issued and sold long-term notes of $500 million during the first quarter of Fiscal 2010 and $1.5 billion during the first quarter of Fiscal 2009. During the first quarter of Fiscal 2009, we also paid the principal of $200 million notes that matured in April 2008.

We also have a commercial paper program that allows us to issue short-term unsecured notes in an aggregate amount not to exceed $1.5 billion. We use the proceeds for general corporate purposes. At May 1, 2009, there was $100 million outstanding under the commercial paper program and no advances under the supporting credit facility. See Note 3 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for further discussion on our long-term debt and commercial paper program.

Capital Commitments

Share Repurchase Program — We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock to offset share-based compensation arrangements. For more information regarding shares repurchases, see “Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.”

Capital Expenditures — During the three months ended May 1, 2009, we spent $80 million on property, plant, and equipment primarily on our global expansion efforts and infrastructure investments in order to support future growth. Product demand, product mix, and the increased use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Capital expenditures for Fiscal 2010, related to our continued expansion worldwide, are currently expected to reach approximately $400 million. These expenditures are expected to be funded from our cash flows from operating activities.

Restricted Cash — Pursuant to an agreement between Dell and CIT, we are required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to our private label credit card, and deferred servicing revenue. Restricted cash in the amount of $197 million and $213 million is included in other current assets at May 1, 2009, and January 30, 2009, respectively.

Debt

The following table summarizes our long-term debt:

	May 1,	January 30,
	2009	2009
	(in millions)

Notes
$600 million issued on April 17, 2008 at 4.70% due April 2013 (“2013 Notes”) with interest payable April 15 and October 15	$599	$599
$500 million issued on April 1, 2009 at 5.625% due April 2014 (“2014 Notes”) with interest payable April 15 and October 15	500	—
$500 million issued on April 17, 2008 at 5.65% due April 2018 (“2018 Notes”) with interest payable April 15 and October 15	499	499
$400 million issued on April 17, 2008 at 6.50% due April 2038 (“2038 Notes”) with interest payable April 15 and October 15	400	400
Senior Debenture
$300 million issued on April 1998 at 7.10% due April 2028 with interest payable April 15 and October 15 (includes the impact of interest rate swap termination)	398	400

Total long-term debt	$2,396	$1,898

The 2014 Notes were issued during the first quarter of Fiscal 2010, under an automatic shelf registration statement that was filed in November 2008. The net proceeds from the offering of the 2014 Notes were approximately $497 million after payment of expenses of the offering. All Notes are unsecured obligations and rank equally with our existing and future unsecured senior indebtedness. The Notes effectively rank junior to all indebtedness and other liabilities, including trade payables, of our subsidiaries.

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141(R). SFAS 141(R) requires that the acquisition method of accounting be applied to a broader set of business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. We adopted SFAS 141(R) in the first quarter of Fiscal 2010. The adoption of SFAS 141(R) did not have any impact on our Condensed Consolidated Financial Statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the provisions of FSP 157-2 related to non-financial assets and liabilities effective in the first quarter of Fiscal 2010. The adoption of the provisions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities did not have a material impact on our Condensed Consolidated Financial Statements. See Note 3 of Notes to the Condensed Consolidated Financial Statements for additional information.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary, and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. We adopted SFAS 160 in the first quarter of Fiscal 2010. The adoption of SFAS 160 did not have any impact on our Condensed Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our Condensed Consolidated Financial Statements. SFAS 161 does not change the accounting treatment for derivative instruments. We adopted SFAS 161 in the first quarter of Fiscal 2010. See Note 3 of Notes to the Condensed Consolidated Financial Statements for additional information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2009. Our exposure to market risks has not changed materially from the description in the Annual Report on Form 10-K.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 1, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 1, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the first quarter of Fiscal 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is set forth under Note 7 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements,” and is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

For a description of the risk factors affecting our business and results of operations, see “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF COMMON STOCK

Share Repurchase Program

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. The following table sets forth information regarding our repurchases or acquisitions of common stock during the first quarter of Fiscal 2010 and the remaining authorized amount for future purchases:

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares That
	Total	Average	Repurchased	May Yet Be
	Number	Price	as Part of	Repurchased
	of	Paid	Publicly	Under the
	Shares	per	Announced	Announced
Period	Repurchased(a)	per Share	Plans	Plans
				(in millions)

Repurchases from January 31, 2009 through February 27, 2009	—	N/A	—	$4,543
Repurchases from February 28, 2009 through March 27, 2009	4,601	$22.37	4,601	$4,543
Repurchases from March 28, 2009 through May 1, 2009	—	N/A	—	$4,543

Total	4,601		4,601

(a)	All shares were repurchased as part of our registered recession offer. On June 5, 2008, we announced a registered rescission offer to eligible plan participants, which became effective as of August 12, 2008 and provided for the repurchase of up to i) 1,852,486 units sold pursuant to the Dell Inc. Stock Fund through the Dell Inc. 401(k) Plan, ii) 65,714 units sold pursuant to the Group Retirement Savings Plan for the Employees of Dell Canada Inc. and Deferred Profit Sharing Plan for Canadian Employees of Dell Canada Inc. and iii) 5,841,982 unregistered shares of common stock sold pursuant to the Dell Inc. Stock Purchase Plan. The registered rescission offer expired on September 26, 2008.

ITEM 6.	EXHIBITS

(a) Exhibits — See Index to Exhibits below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC.

Date: June 4, 2009	/s/ THOMAS W. SWEET

Thomas W. Sweet Vice President, Corporate Finance and Chief Accounting Officer (On behalf of the registrant and as principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.			Description of Exhibit

3.1		—	Restated Certificate of Incorporation, filed February 1, 2006 (incorporated by reference to Exhibit 3.3 of Dell’s Current Report on Form 8-K filed on February 2, 2006, Commission File No. 0-17017)
3.2		—	Restated Bylaws, as amended and effective March 8, 2007 (incorporated by reference to Exhibit 3.1 of Dell’s Current Report on Form 8-K filed on March 13, 2007, Commission File No. 0-17017)
4.1		—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.2		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3		—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4		—	Indenture, dated as of April 17, 2008, between Dell Inc. and The Bank of New York Trust Company, N.A., as trustee (including the form of notes) (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed April 17, 2008, Commission file No. 0-17017)
4.5		—	Indenture, dated April 6, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission file No. 0-17017)
4.6		—	First Supplemental Indenture, dated April 6, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission file No. 0-17017)
4.7		—	Form of 5.625% Notes due 2014 (incorporated by reference to Exhibit 4.3 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission file No. 0-17017)
31	.1†	—	Certification of Michael S. Dell, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1††	—	Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.