Form 10-Q
period 2009-07-31
DELL INC
filed 2009-09-03
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
or
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

1-800-289-3355
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of the close of business on August 28, 2009, 1,955,623,326 shares of common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	July 31,	January 30,
	2009	2009
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$11,699	$8,352
Short-term investments	299	740
Accounts receivable, net	5,403	4,731
Financing receivables, net	2,252	1,712
Inventories, net	839	867
Other current assets	3,348	3,749

Total current assets	23,840	20,151
Property, plant, and equipment, net	2,117	2,277
Investments	746	454
Long-term financing receivables, net	263	500
Goodwill	1,748	1,737
Purchased intangible assets, net	646	724
Other non-current assets	698	657

Total assets	$30,058	$26,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$49	$113
Accounts payable	9,698	8,309
Accrued and other	3,765	3,788
Short-term deferred enhanced services revenue	2,775	2,649

Total current liabilities	16,287	14,859
Long-term debt	3,394	1,898
Long-term deferred enhanced services revenue	3,051	3,000
Other non-current liabilities	2,701	2,472

Total liabilities	25,433	22,229

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares authorized: 5,000; issued and outstanding: none	-	-
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 3,349 and 3,338, respectively; shares outstanding: 1,955 and 1,944, respectively	11,289	11,189
Treasury stock at cost: 919 shares	(27,904)	(27,904)
Retained earnings	21,439	20,677
Accumulated other comprehensive (loss) income	(199)	309

Total stockholders’ equity	4,625	4,271

Total liabilities and stockholders’ equity	$30,058	$26,500

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2009	2008	2009	2008

Net revenue
Products	$10,623	$14,147	$20,855	$28,103
Services, including software related	2,141	2,287	4,251	4,408

Total net revenue	12,764	16,434	25,106	32,511

Cost of net revenue
Products	8,978	12,161	17,764	24,008
Services, including software related	1,395	1,446	2,783	2,711

Total cost of net revenue	10,373	13,607	20,547	26,719

Gross margin	2,391	2,827	4,559	5,792

Operating expenses
Selling, general, and administrative	1,571	1,840	3,184	3,752
In-process research and development	-	-	-	2
Research, development, and engineering	149	168	290	320

Total operating expenses	1,720	2,008	3,474	4,074

Operating income	671	819	1,085	1,718
Investment and other income (expense), net	(42)	18	(44)	143

Income before income taxes	629	837	1,041	1,861
Income tax provision	157	221	279	461

Net income	$472	$616	$762	$1,400

Earnings per common share:
Basic	$0.24	$0.31	$0.39	$0.70

Diluted	$0.24	$0.31	$0.39	$0.69

Weighted-average shares outstanding:
Basic	1,955	1,991	1,952	2,013
Diluted	1,960	1,999	1,956	2,019

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	July 31,	August 1,
	2009	2008

Cash flows from operating activities:
Net income	$762	$1,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	402	379
Stock-based compensation	146	128
In-process research and development charges	-	2
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	26	(110)
Deferred income taxes	(91)	(19)
Other	173	85
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(537)	(392)
Financing receivables	(379)	19
Inventories	29	77
Other assets	(24)	(473)
Accounts payable	1,318	(328)
Deferred enhanced services revenue	40	405
Accrued and other liabilities	(28)	78

Change in cash from operating activities	1,837	1,251

Cash flows from investing activities:
Investments:
Purchases	(776)	(788)
Maturities and sales	982	1,752
Capital expenditures	(179)	(264)
Proceeds from sale of facility and land	16	44
Acquisition of business, net of cash received	(3)	(165)

Change in cash from investing activities	40	579

Cash flows from financing activities:
Repurchase of common stock	-	(2,451)
Issuance of common stock under employee plans	-	68
Issuance (payments) of commercial paper, net	(100)	100
Net proceeds from debt	1,491	1,519
Repayments of debt	(12)	(223)

Change in cash from financing activities	1,379	(987)

Effect of exchange rate changes on cash and cash equivalents	91	16

Change in cash and cash equivalents	3,347	859
Cash and cash equivalents at beginning of period	8,352	7,764

Cash and cash equivalents at end of period	$11,699	$8,623

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 —	BASIS OF PRESENTATION

Basis of Presentation — The accompanying Condensed Consolidated Financial Statements of Dell Inc. (“Dell”) should be read in conjunction with the Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2009. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries at July 31, 2009, the results of its operations for the three and six months ended July 31, 2009, and August 1, 2008, and its cash flows for the six months ended July 31, 2009, and August 1, 2008. Dell has evaluated subsequent events through the date this quarterly report on Form 10-Q was filed with the SEC on September 3, 2009.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in Dell’s Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations and cash flows for the three and six months ended July 31, 2009, and August 1, 2008, are not necessarily indicative of the results to be expected for the full year.

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

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Dell adopted the provisions of FSP 157-2 related to nonfinancial assets and liabilities effective in the first quarter of Fiscal 2010. The adoption of the provisions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities did not have a material impact on Dell’s Condensed Consolidated Financial Statements. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on Dell’s Condensed Consolidated Financial Statements. SFAS 161 does not change the accounting treatment for derivative instruments. Dell adopted SFAS 161 in the first quarter of Fiscal 2010. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In April 2009, the FASB issued FSP 157-4 Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance on measuring the fair value of financial instruments when markets become inactive and quoted prices may reflect distressed transactions. Dell adopted the provisions of FSP 157-4 in the second quarter of Fiscal 2010. The adoption of FSP 157-4 did not have a material impact on Dell’s Condensed Consolidated Financial Statements. See Note 4 of Notes to the Condensed Consolidated Financial Statements for additional information.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require additional disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. Dell adopted FSP FAS 107-1 and APB 28-1 in the second quarter of Fiscal 2010. See Note 3 of Notes to the Condensed Consolidated Financial Statements for additional information.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Investments (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities. Under FSP FAS 115-2 and 124-2, the pre-existing “intent and ability” trigger was modified such that an other-than-temporary impairment is now triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery in value, or the security is not expected to recover the entire amortized cost basis of the security (“credit related loss”). Credit related losses on debt securities will be considered an other-than-temporary impairment recognized in earnings, and any other losses due to a decline in fair value relative to the amortized cost deemed not to be other-than-temporary will be recorded in other comprehensive income. Dell adopted FSP FAS 115-2 and 124-2 in the second quarter of Fiscal 2010. The adoption of FSP FAS 115-2 and 124-2 did not have a material impact on Dell’s Condensed Consolidated Financial Statements. See Note 3 of Notes to the Condensed Consolidated Financial Statements for additional information.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Dell adopted SFAS 165 in the second quarter of Fiscal 2010. The adoption of SFAS 165 did not have any impact on Dell’s Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements — In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS 140”), removing the concept of a qualifying special-purpose entity, and removing the exception from applying FASB Interpretation No. 46(R) (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”), to qualifying special-purpose entities. This statement is effective for fiscal years beginning after November 15, 2009. Dell will adopt this Statement for interim and annual reporting periods beginning in the first quarter of Fiscal 2011. While management is continuing to evaluate the impact of the adoption of SFAS 166 on Dell’s Consolidated Financial Statements, it does expect adoption to result in the consolidation of its qualifying special purpose entities beginning in the first quarter of Fiscal 2011. See Note 5 of Notes to the Condensed Consolidated Financial Statements for additional information.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”). SFAS 167 amends FIN 46(R), to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement is effective for fiscal years beginning after November 15, 2009. Dell will adopt this Statement for interim and annual reporting periods beginning in the first quarter of Fiscal 2011. While management is currently evaluating the impact of the adoption of SFAS 167 on Dell’s Consolidated Financial Statements, Dell expects to consolidate the qualifying

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

special purpose entities beginning in the first quarter of Fiscal 2011. See Note 5 of Notes to the Condensed Consolidated Financial Statements for additional information.

Reclassifications  — To maintain comparability among the periods presented, Dell has revised the Fiscal 2009 presentation of the components of net revenue and cost of net revenue presented in the Condensed Consolidated Statements of Income in order to disclose net revenue and cost of net revenue for services as required by the SEC Regulation S-X Rule 5-03 “Income Statements.” The revision had no impact to total net revenue and total cost of net revenue.

NOTE 2 —	INVENTORIES

	July 31,	January 30,
	2009	2009
	(in millions)

Inventories, net
Production materials	$432	$454
Work-in-process	115	150
Finished goods	292	263

Inventories, net	$839	$867

NOTE 3 —	FINANCIAL INSTRUMENTS

Investments

The following table summarizes, by major security type, the fair value and amortized cost of Dell’s investments. All debt security investments with remaining maturities in excess of one year and substantially all equity and other securities are recorded as long-term investments in the Condensed Consolidated Statements of Financial Position.

	July 31, 2009				January 30, 2009
	Fair		Unrealized	Unrealized	Fair		Unrealized	Unrealized
	Value	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)
				(in millions)

Debt securities
U.S. government and agencies	$160	$161	$-	$(1)	$539	$537	$3	$(1)
U.S. corporate	556	556	3	(3)	457	464	2	(9)
International corporate	190	190	-	-	78	77	1	-
State and municipal governments	3	3	-	-	5	5	-	-

Subtotal	909	910	3	(4)	1,079	1,083	6	(10)
Equity and other securities	136	136	-	-	115	115	-	-

Investments	$1,045	$1,046	$3	$(4)	$1,194	$1,198	$6	$(10)

Short-term	$299	$299	$-	$-	$740	$737	$4	$(1)
Long-term	746	747	3	(4)	454	461	2	(9)

Investments	$1,045	$1,046	$3	$(4)	$1,194	$1,198	$6	$(10)

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Dell’s investments in debt securities are classified as available-for-sale and equity securities held in Dell’s Deferred Compensation Plan are classified as trading securities. These securities are reported at fair value (based on quoted prices and market observable inputs) using the specific identification method. All other investments are initially recorded at cost and reduced for any impairment losses. The fair value of Dell’s portfolio is affected primarily by interest rate movement rather than credit and liquidity risks. Dell’s exposure to asset and mortgage backed securities was less than 1% of the value of the portfolio at July 31, 2009. Dell attempts to mitigate these risks by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with an A-1 rating, limiting the amount that can be invested in any single issuer, and investing primarily in shorter term investments whose market value is less sensitive to interest rate changes. As part of its cash and risk management process, Dell performs periodic evaluations of the credit standing of the institutions in accordance with its investment policy. Dell’s investments in debt securities have effective maturities of less than five years.

At July 31, 2009, and January 30, 2009, Dell did not hold any auction rate securities. At July 31, 2009, and January 30, 2009, the total carrying value of investments in asset-backed and mortgage-backed debt securities was approximately $12 million and $54 million, respectively.

The following table summarizes Dell’s debt securities, including securities classified as cash equivalents, that had unrealized losses as of July 31, 2009, and their duration:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
	(in millions)

Debt securities
U.S. government and agencies	$172	$-	$1	$(1)	$173	$(1)
U.S. corporate	102	-	34	(3)	136	(3)
International corporate	82	-	-	-	82	-

Total debt securities	$356	$-	$35	$(4)	$391	$(4)

At July 31, 2009, Dell held investments in 70 debt securities that had fair value below their carrying values for a period of less than 12 months and 17 debt securities that had fair value below their carrying values for a period of 12 months or more. The unrealized losses are due to interest rate movements and are expected to be recovered over the contractual term of the instruments.

During the second quarter of Fiscal 2010, Dell adopted FSP FAS 115-2 and FAS 124-2 which amended the other-than-temporary impairment (“OTTI”) model for debt securities. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Dell’s Condensed Consolidated Financial Statements. Dell reviews its investment portfolio quarterly to determine if any investment is other-than-temporarily impaired. Under the new guidance, an OTTI loss is recognized in earnings if the company has the intent to sell the debt security, or if it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, if Dell does not expect to sell a debt security, it evaluates expected cash flows to be received and determines if a credit loss exists. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized currently in earnings. Amounts relating to factors other than credit losses are recorded in other comprehensive income. As of July 31, 2009, Dell evaluated debt securities classified as available for sale for OTTI and the existence of credit losses. Dell did not record any loss for OTTI during the second quarter. As of the beginning of the second quarter of Fiscal 2010, the amounts recorded for the cumulative-effect adjustment, and the credit losses recognized in the quarter, were immaterial.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes recognized gains and losses on investments recorded in investment and other income (expense), net:

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2009	2008	2009	2008
	(in millions)

Gains	$-	$6	$4	$12
Losses	-	(20)	(3)	(23)

Net recognized gains (losses)	$-	$(14)	$1	$(11)

Derivative Instruments and Hedging Activities

Foreign Currency Instruments

As part of its risk management strategy, Dell uses derivative instruments, primarily forward contracts and purchased options, to hedge certain foreign currency exposures. Dell’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. Dell applies hedge accounting based upon the criteria established by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”), including designation of its derivatives as fair value hedges or cash flow hedges and assessment of hedge effectiveness. Dell estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates and records all derivatives in its Condensed Consolidated Statement of Financial Position at fair value.

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

For foreign currency forward contracts and purchased options designated as cash flow hedges, Dell assesses hedge effectiveness both at the onset of the hedge as well as at the end of each fiscal quarter throughout the life of the derivative. Dell measures hedge ineffectiveness by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item, both of which are based on forward rates. Dell recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, currently in earnings as a component of investment and other income (expense), net. Hedge ineffectiveness for cash flow hedges was not material for the three and six months ended July 31, 2009. During the three and six months ended July 31, 2009, Dell did not discontinue any cash flow hedges that had a material impact on Dell’s results of operations, as substantially all forecasted foreign currency transactions were realized in Dell’s actual results.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of July 31, 2009, the total notional amount of foreign currency option and forward contracts designated as cash flow hedges was $6.7 billion from selling local currency.

The following tables summarize the fair value of the foreign exchange contracts on the Condensed Consolidated Statement of Financial Position, as well as the amount of hedge ineffectiveness on cash flow hedges recorded in earnings for the respective periods:

			Gain (Loss)
Derivatives in	Gain (Loss) Recognized	Location of Gain (Loss)	Reclassified	Location of Gain (Loss)	Gain (Loss)
SFAS 133 Cash Flow	in Accumulated OCI, Net	Reclassified from	from Accumulated	Recognized in Income	Recognized in
Hedging	of Tax, on Derivatives	Accumulated OCI into	OCI into Income	on Derivative	Income on Derivative
Relationships	(Effective Portion)	Income (Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
		(in millions)

For the Three Months Ended July 31, 2009
Foreign exchange		Total net revenue	$(147)	Investment and other
contracts	$(289)	Total cost of net revenue	(23)	income (expense), net	$-

Total	$(289)		$(170)		$-

For the Six Months Ended July 31, 2009
Foreign exchange		Total net revenue	$74	Investment and other
contracts	$(413)	Total cost of net revenue	(10)	income (expense), net	$-

Total	$(413)		$64		$-

Other Foreign Currency Derivative Instruments

Dell uses forward contracts to hedge monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in the fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. These contracts generally expire in three months or less. These contracts are considered economic hedges and are not designated as hedges under SFAS 133, and therefore, the change in the instrument’s fair value is recognized currently in earnings as a component of investment and other income (expense), net. For the second quarter and first six months of Fiscal 2010, losses recognized on foreign currency forward contracts were $72 million and $26 million, respectively. As of July 31, 2009, the total notional amount of other foreign currency forward contracts not designated as hedges under SFAS 133 was $971 million from buying local currency.

Derivative Instruments Additional Information

Cash flows from derivative instruments are presented in the same category on the Condensed Consolidated Statements of Cash flows as the cash flows from the intended hedged items or the economic hedges.

While Dell has derivative contracts in more than 20 currencies, the majority of the notional amounts are denominated in the Euro, British Pound, Japanese Yen, Canadian Dollar, and Australian Dollar.

Dell accounts for derivatives under FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, which allows for net presentation of its derivative instruments in the statement of financial position

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

due to right of setoff by counterparty under master netting arrangements. As required by SFAS 161, the fair value of the derivative instruments presented on a gross basis at July 31, 2009, is as follows:

	July 31, 2009
	Other Current	Other Current	Total
	Assets	Liabilities	Fair Value
	(in millions)

Derivatives Designated as Hedging Instruments Under SFAS 133
Foreign exchange contracts in an asset position	$38	$78	$116
Foreign exchange contracts in a liability position	(29)	(333)	(362)

Net asset (liability)	9	(255)	(246)

Derivatives not Designated as Hedging Instruments Under SFAS 133
Foreign exchange contracts in an asset position	46	62	108
Foreign exchange contracts in a liability position	(23)	(80)	(103)

Net asset (liability)	23	(18)	5

Total derivatives at fair value	$32	$(273)	$(241)

Dell has reviewed the existence and nature of credit-risk-related contingent features in derivative trading agreements with its counterparties. Certain agreements contain clauses whereby upon a change of control and if Dell’s credit ratings were to fall below investment grade, counterparties would have the right to terminate those derivative contracts where Dell is in a net liability position. As of July 31, 2009, there have been no such triggering events.

Debt

Commercial Paper

Dell has a $1.5 billion commercial paper program with a supporting $1.5 billion senior unsecured revolving credit facility that allows Dell to obtain favorable short-term borrowing rates. The credit facility requires compliance with conditions that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio. Amounts outstanding under the facility may be accelerated for events of default, including failure to pay principal or interest, breaches of covenants, or non-payment of judgments or debt obligations. There were no events of default as of July 31, 2009.

At July 31, 2009, there were no outstanding advances under the commercial paper program and no outstanding advances under the related revolving credit facilities. At January 30, 2009, there was $100 million outstanding under the commercial paper program and no outstanding advances under the related revolving credit facilities. Dell uses the proceeds of the program for short-term liquidity needs.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Long-Term Debt

The following table summarizes Dell’s long-term debt:

	July 31,	January 30,
	2009	2009
	(in millions)

Notes
$400 million issued on June 10, 2009, at 3.375% due June 2012 (“2012 Notes”) with interest payable June 15 and December 15	$400	$-
$600 million issued on April 17, 2008, at 4.70% due April 2013 (“2013 Notes”) with interest payable April 15 and October 15	599	599
$500 million issued on April 1, 2009, at 5.625% due April 2014 (“2014 Notes”) with interest payable April 15 and October 15	500	-
$500 million issued on April 17, 2008, at 5.65% due April 2018 (“2018 Notes”) with interest payable April 15 and October 15	499	499
$600 million issued on June 10, 2009, at 5.875% due June 2019 (“2019 Notes”) with interest payable June 15 and December 15	600	-
$400 million issued on April 17, 2008, at 6.50% due April 2038 (“2038 Notes”) with interest payable April 15 and October 15	400	400

Senior Debentures
$300 million issued on April 1998 at 7.10% due April 2028 with interest payable April 15 and October 15 (includes the unamortized amount related to interest rate swap terminations)	396	400

Total long-term debt	$3,394	$1,898

The 2012 Notes and the 2019 Notes were issued during the second quarter of Fiscal 2010, and the 2014 Notes were issued during the first quarter of Fiscal 2010, under an automatic shelf registration statement that was filed in November 2008. The net proceeds from these offerings, after payment of expenses, were approximately $994 million for the 2012 Notes and the 2019 Notes and $497 million for the 2014 Notes. The estimated fair value of the Notes was approximately $3.1 billion at July 31, 2009, compared to a carrying value of $3.0 billion at that date.

The principal amount of the Senior Debentures was $300 million at July 31, 2009. The estimated fair value of the long-term debt was approximately $302 million at July 31, 2009, compared to a carrying value of $396 million at that date. The carrying value includes an unamortized amount related to the termination of interest rate swap agreements, that were previously designated as hedges of the debt, in the fourth quarter of Fiscal 2009.

The Indentures governing the Notes and the Senior Debentures contain customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants and certain events of bankruptcy and insolvency. The Indentures also contain covenants limiting Dell’s ability to create certain liens, enter into sale-and-lease back transactions and consolidate or merge with, or convey, transfer or lease all or substantially all of Dell’s assets to, another person.

As of July 31, 2009, there were no events of default with respect to the Notes and the Senior Debentures.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 —	FAIR VALUE MEASUREMENTS

Fair Value Measurements

On February 2, 2008, Dell adopted the effective portions of SFAS 157 for all financial assets and liabilities and non-financial assets and liabilities accounted for at fair value on a recurring basis. On January 31, 2009, Dell adopted FSP 157-2 for all non-financial assets and liabilities accounted for at fair value on a non-recurring basis. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, Dell uses various methods including market, income, and cost approaches. Dell utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The adoption of FSP 157-2 did not have a material effect on the Condensed Consolidated Financial Statements.

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

The following tables present the hierarchy for Dell’s assets and liabilities measured at fair value on a recurring basis as of July 31, 2009, and January 30, 2009. Investments by major categories are disclosed in Note 3 of Notes to Condensed Consolidated Financial Statements.

	July 31, 2009
	Level 1	Level 2	Level 3	Total
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(in millions)

Cash equivalents	$-	$119	$-	$119
Investments - available for sale securities	-	924	29	953
Investments - trading securities	-	92	-	92
Retained interest	-	-	119	119
Derivative instruments	-	32	-	32

Total assets measured at fair value on recurring basis	$-	$1,167	$148	$1,315

Derivative instruments	$-	$273	$-	$273

Total liabilities measured at fair value on recurring basis	$-	$273	$-	$273

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	January 30, 2009
	Level 1	Level 2	Level 3	Total
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(in millions)

Cash equivalents	$-	$56	$-	$56
Investments - available for sale securities	-	1,093	27	1,120
Investments - trading securities	1	73	-	74
Retained interest	-	-	396	396
Derivative instruments	-	627	-	627

Total assets measured at fair value on recurring basis	$1	$1,849	$423	$2,273

Derivative instruments	$-	$131	$-	$131

Total liabilities measured at fair value on recurring basis	$-	$131	$-	$131

The following section describes the valuation methodologies Dell uses to measure financial instruments at fair value:

Cash Equivalents — The majority of Dell’s cash equivalents, measured at fair value (fair value approximates cost), consists of commercial paper and US treasuries with original maturities of less than ninety days. Dell utilizes a pricing service to assist management in obtaining fair value pricing for the majority of the investment portfolio.

Investments Available for Sale — The majority of Dell’s investment portfolio consists of various fixed income securities such as U.S. government and agencies, U.S. and international corporate, and state and municipal bonds. This portfolio of investments, as of July 31, 2009, and January 30, 2009, is valued based on model driven valuations, whereby all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. Dell utilizes a pricing service to assist management in obtaining fair value pricing for the majority of the investment portfolio. Pricing for securities is based on proprietary models, and inputs are documented in accordance with the SFAS 157 hierarchy. Dell conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the SFAS 157 hierarchy disclosure. The Level 3 position represents a convertible debt security that Dell was unable to corroborate with observable market data. The investment is valued at cost plus accrued interest as this is management’s best estimate of fair value.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivative Instruments — Dell’s derivative financial instruments consist of foreign currency forward and purchased option contracts. The portfolio is valued using internal models based on market observable inputs, including forward and spot prices for currencies and implied volatilities. Credit risk is also factored into the fair value calculation of Dell’s derivative instrument portfolio. Credit risk is quantified through the use of credit default swap spreads based on a composite of Dell’s counterparties, which represents the cost of protection in the event the counterparty or Dell were to default on the obligation.

The following tables show a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs for the three and six months ended July 31, 2009, and August 1, 2008:

	Three Months Ended
	July 31, 2009			August 1, 2008
		Investments			Investments
	Retained	Available		Retained	Available
	Interest	for Sale	Total	Interest	for Sale	Total
	(in millions)

Balance at beginning of the period	$504	$28	$532	$317	$25	$342
Net unrealized gains included in earnings (a)	17	1	18	4	1	5
Issuances and settlements	100	-	100	(9)	-	(9)
Impact of special purpose entity consolidation (b)	(502)	-	(502)	-	-	-

Balance at end of period	$119	$29	$148	$312	$26	$338

	Six Months Ended
	July 31, 2009			August 1, 2008
		Investments			Investments
	Retained	Available		Retained	Available
	Interest	for Sale	Total	Interest	for Sale	Total
	(in millions)

Balance at beginning of period	$396	$27	$423	$223	$-	$223
Net unrealized gains (losses) included in earnings (a)	8	2	10	(3)	1	(2)
Issuances and settlements	217	-	217	92	-	92
Purchases				-	25	25
Impact of special purpose entity consolidation (b)	(502)	-	(502)	-	-	-

Balance at end of period	$119	$29	$148	$312	$26	$338

(a)	The unrealized gains on investments available for sale represent accrued interest.

(b)	See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information about the impact of the special purpose entity consolidation.

Unrealized gains or (losses) on retained interest and the convertible debt security are reported in income.

Other Financial Items Measured at Fair Value on a Nonrecurring Basis — Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the above recurring fair value table.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The balances are not material relative to Dell’s balance sheet, and there were no material non-recurring adjustments to earnings to disclose under the provisions of SFAS 157 as of July 31, 2009, or January 30, 2009.

Nonfinancial Items Measured at Fair Value on a Nonrecurring Basis — Nonfinancial assets such as goodwill and intangible assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. Dell performed its annual impairment analyses during the second quarter of Fiscal 2010. Based on the results of the impairment tests, Dell determined that no impairment of goodwill and intangible assets existed as of July 31, 2009.

NOTE 5 —	FINANCIAL SERVICES

Dell Financial Services L.L.C.

Dell offers or arranges various financing options and services for its business and consumer customers in the U.S. through Dell Financial Services L.L.C. (“DFS”), a wholly-owned subsidiary of Dell. DFS’s key activities include the origination, collection, and servicing of customer receivables related to the purchase of Dell products. New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services through DFS, were $1.0 billion and $1.2 billion, during the three months ended July 31, 2009, and August 1, 2008, respectively, and $1.9 billion and $2.3 billion for the six months ended July 31, 2009, and August 1, 2008, respectively.

Financing Receivables

The following table summarizes the components of Dell’s financing receivables:

	July 31,	January 30,
	2009	2009
	(in millions)

Financing receivables, net
Customer receivables
Revolving loans	$1,034	$963
Fixed-term leases and loans	715	723

Subtotal	1,749	1,686
Customer receivables previously unconsolidated	561	-
Allowance for losses	(173)	(149)

Customer receivables, net	2,137	1,537
Residual interest	259	279
Retained interest	119	396

Financing receivables, net	$2,515	$2,212

Short-term	$2,252	$1,712
Long-term	263	500

Financing receivables, net	$2,515	$2,212

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Customer Receivables

The following is the description of the components of customer receivables:

—	Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. Revolving loans bear interest at a variable annual percentage rate that is tied to the prime rate. Based on historical payment patterns, revolving loan transactions are typically repaid on average within 12 months. Revolving loans are included in short-term financing receivables in the table above. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full by a specific date, no interest is charged. These special programs generally range from 3 to 12 months. At July 31, 2009, and January 30, 2009, $331 million and $352 million, respectively, were receivable under these special programs.

—	Dell enters into sales-type lease arrangements with customers who desire lease financing. Leases with business customers have fixed terms of two to five years. Future maturities of minimum lease payments at July 31, 2009, for future fiscal years are as follows: 2010 — $151 million; 2011 — $205 million; 2012 — $118 million; 2013 — $28 million; and 2014 — $2 million. Fixed-term loans are offered to qualified small businesses, large commercial accounts, governmental organizations, and educational entities.

Delinquency and charge-off statistics are for customer receivables (excluding customer receivables previously unconsolidated).

—	As of July 31, 2009, and January 30, 2009, customer financing receivables 60 days or more delinquent were $54 million and $58 million, respectively. These amounts represent 3.1% and 3.4% of the ending gross customer financing receivables balances for the respective periods.

—	Net principal charge-offs for the three months ended July 31, 2009, and August 1, 2008, were $30 million and $20 million, respectively. These amounts, when annualized, represent 7.2% and 5.4% of the average gross outstanding customer financing receivable balance (including accrued interest) for the respective three month periods.

—	Net principal charge-offs for the six months ended July 31, 2009, and August 1, 2008, were $60 million and $38 million, respectively. These amounts, when annualized, represent 6.9% and 4.7% of the average gross outstanding customer financing receivable balance (including accrued interest) for the respective six month periods.

Customer Receivables Previously Unconsolidated

During the second quarter, the beneficial interest in the revolving securitization conduit owned by third parties fell below 10%, and the previously qualifying special purpose entity was consolidated pursuant to SFAS 140. Retained interest of $502 million was eliminated upon consolidation, and customer receivables previously unconsolidated were recorded at fair value of $561 million as of July 31, 2009. The corresponding principal balance of these receivables was $584 million. The fair value was determined using a discounted cash flow model, including assumptions for credit losses and liquidations. These assumptions are supported by both historical experience and anticipated trends relative to this particular revolving receivable pool. Subsequent deterioration in credit loss assumptions could result in an allowance being recognized for these receivables. Corresponding short-term debt of $48 million was also recorded at the time of consolidation, and it is expected to be retired in the third quarter of Fiscal 2010. See asset securitization section below.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Residual Interest

Dell retains a residual interest in equipment leased under its fixed-term lease programs. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, Dell assesses the carrying amount of its recorded residual values for impairment. Anticipated declines in specific future residual values that are considered to be other-than-temporary are recorded currently in earnings.

Retained Interest

Retained interest represents the residual beneficial interest Dell retains in certain pools of securitized financing receivables that are off-balance sheet. Retained interest is stated at the present value of the estimated net beneficial cash flows after payment of all senior interests. Dell values the retained interest at the time of each receivable transfer and at the end of each reporting period. The fair value of the retained interest is determined using a discounted cash flow model with various key assumptions, including payment rates, credit losses, discount rates, and the remaining life of the receivables sold. These assumptions are supported by both Dell’s historical experience and anticipated trends relative to the particular receivable pool. The key valuation assumptions for retained interest can be affected by many factors, including repayment terms and the credit quality of receivables securitized.

The following table summarizes the activity in retained interest balances for the three and six months ended July 31, 2009, and August 1, 2008:

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2009	2008	2009	2008
	(in millions)

Retained interest at beginning of period	$504	$317	$396	$223
Issuances	125	76	252	232
Distributions from conduits	(25)	(85)	(35)	(140)
Net accretion	14	10	24	20
Change in fair value for the period	3	(6)	(16)	(23)
Impact of special purpose entity consolidation	(502)	-	(502)	-

Retained interest at end of period	$119	$312	$119	$312

The table below summarizes the key assumptions used to measure the fair value of the retained interest at time of transfer within the quarter and at the balance sheet date, July 31, 2009:

	Weighted Average Key Assumptions
	Monthly	Credit	Discount
	Payment Rates	Losses	Rates	Life
		(lifetime)	(annualized)	(months)

Time of transfer valuation of retained interest	5%	1%	12%	19
Valuation of retained interest	8%	3%	12%	14

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The impact of adverse changes to the key valuation assumptions to the fair value of retained interest at July 31, 2009, is shown in the following table:

July 31, 2009
(in millions)

Adverse Change of

Expected prepayment speed: 10%	$(0.1)
Expected prepayment speed: 20%	$(0.3)

Expected credit losses: 10%	$(1.2)
Expected credit losses: 20%	$(2.5)

Discount rate: 10%	$(1.4)
Discount rate: 20%	$(2.8)

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

Asset Securitization

During the first six months of Fiscal 2010 and Fiscal 2009, Dell securitized $495 million and $796 million, respectively, of fixed-term leases and loans and revolving loans via special purpose entities. The purpose of these special purpose entities is to facilitate the funding of financing receivables in the capital markets. The special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Two of the three conduits fund fixed-term leases and loans, and one conduit funded revolving loans, until it initiated scheduled amortization and was consolidated in July 2009. Dell’s securitization transactions generally do not result in servicing assets and liabilities as the contractual fees are adequate compensation in relation to the associated servicing cost.

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

Delinquency and charge-off statistics for securitized fixed-term leases and loans held by unconsolidated special purpose entities are:

—	As of July 31, 2009, and January 30, 2009, the unpaid principal balance of securitized receivables were $726 million and $680 million, respectively. As of July 31, 2009, and January 30, 2009, securitized financing receivables 60 days or more delinquent were $11 million and $14 million, respectively. These amounts represent 1.5% and 2.1% of the ending securitized financing receivables balances for the respective periods.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

—	Net principal charge-offs for the three months ended July 31, 2009, and August 1, 2008, were $3 million and $6 million, respectively. These amounts when annualized represent 1.9% and 3.1% of the average outstanding securitized financing receivable balance for the respective three month periods.

—	Net principal charge-offs for the six months ended July 31, 2009, and August 1, 2008, were $8 million and $11 million, respectively. These amounts when annualized represent 2.3% and 3.2% of the average outstanding securitized financing receivable balance for the respective six month periods.

NOTE 6 —	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill allocated to Dell’s business segments as of July 31, 2009, and January 30, 2009, and changes in the carrying amount of goodwill were as follows:

	Large		Small and
	Enterprise	Public	Medium Business	Consumer	Total
	(in millions)

Balance at January 30, 2009	$677	$411	$354	$295	$1,737
Adjustments	6	2	-	3	11

Balance at July 31, 2009	$683	$413	$354	$298	$1,748

Goodwill and indefinite lived intangibles are tested annually during the second fiscal quarter and whenever events or circumstances indicate impairment may have occurred. If the carrying amount of goodwill exceeds its fair value, estimated based on discounted cash flow analyses, an impairment charge would be recorded. During the first half of Fiscal 2010, Dell evaluated goodwill and indefinite lived intangibles for potential triggering events that could indicate impairment. Based on the results of the impairment tests, Dell determined that no impairment of goodwill and indefinite lived intangible assets existed at July 31, 2009. The goodwill adjustments are primarily the result of contingent purchase price considerations related to prior acquisitions and the effects of foreign currency fluctuations.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 —	WARRANTY LIABILITY AND RELATED DEFERRED ENHANCED SERVICES REVENUE

Revenue from extended warranty and service contracts including support agreements, for which Dell is obligated to perform, is recorded as deferred enhanced services revenue and subsequently recognized over the term of the contract or when the service is completed and the costs associated with these contracts are recognized as incurred. Deferred software related revenue is included in accrued and other current and other non-current liabilities on Dell’s Condensed Consolidated Statements of Financial Position. Dell records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in Dell’s deferred enhanced services revenue for extended warranties and its warranty liability for standard warranties, which are included in accrued and other current and other non-current liabilities on Dell’s Condensed Consolidated Statements of Financial Position, are presented in the following tables:

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2009	2008 (b)	2009	2008 (b)
	(in millions)

Deferred enhanced services revenue
Deferred enhanced services revenue at beginning of period	$5,637	$5,424	$5,649	$5,260
Revenue deferred for new extended warranty and services contracts sold	957	1,058	1,717	2,002
Revenue recognized	(768)	(793)	(1,540)	(1,573)

Deferred enhanced services revenue at end of period	$5,826	$5,689	$5,826	$5,689

Current portion	$2,775	$2,572	$2,775	$2,572
Non-current portion	3,051	3,117	3,051	3,117

Deferred enhanced services revenue at end of period	$5,826	$5,689	$5,826	$5,689

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2009	2008(b)	2009	2008(b)
	(in millions)

Warranty liability
Warranty liability at beginning of period	$1,032	$1,014	$1,035	$929
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a)	193	314	487	683
Services obligations honored	(253)	(250)	(550)	(534)

Warranty liability at end of period	$972	$1,078	$972	$1,078

Current portion	$501	$725	$501	$725
Non-current portion	471	353	471	353

Warranty liability at end of period	$972	$1,078	$972	$1,078

(a)	Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new warranty contracts. Dell’s warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

(b)	Fiscal 2009 amounts have been revised to include foreign currency exchange rate fluctuations in revenue deferred for new extended warranty and service contracts sold and costs accrued for new warranty contracts and changes in estimates for pre-existing warranties to conform to the current period presentation.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 —	COMMITMENTS AND CONTINGENCIES

Severance Costs and Facility Actions — In Fiscal 2008, Dell announced a comprehensive review of costs that is currently ongoing. Since this announcement and through the end of the second quarter of Fiscal 2010, Dell has reduced its headcount and closed or sold certain Dell facilities. Results of operations for the second quarter and first six months of Fiscal 2010 include net pre-tax charges of $87 million and $272 million, respectively, for these actions, which is comprised of $62 million and $237 million, respectively, related to headcount reduction and a net $25 million and $35 million, respectively, related to facility actions, including accelerated depreciation. In the second quarter and first half of Fiscal 2009, costs related to severance and facility action expenses were $25 million and $131 million, respectively. As of July 31, 2009, and January 30, 2009, the accrual related to these cost reductions and efficiency actions was $188 million and $98 million, respectively, which is included in accrued and other liabilities in the Condensed Consolidated Statements of Financial Position.

Restricted Cash — Pursuant to an agreement between Dell and CIT, Dell is required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to Dell’s private label credit card, and deferred servicing revenue. Restricted cash in the amount of $168 million and $213 million is included in other current assets at July 31, 2009, and January 30, 2009, respectively.

Legal Matters — Dell is involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time-to-time in the ordinary course of its business, including matters involving consumer, antitrust, tax, intellectual property, and other issues on a global basis. While Dell does not expect that the ultimate outcomes in these proceedings, individually or collectively, will have a material adverse effect on its business, financial position, results of operations, or cash flows, the results and timing of the ultimate resolutions of these various proceedings are inherently unpredictable. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material effect on Dell’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. As required by SFAS No. 5, Accounting for Contingencies, Dell accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. Dell reviews these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and Dell’s views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in Dell’s accrued liabilities would be recorded in the period in which such determination is made.

The following is a discussion of Dell’s significant on-going legal matters and other proceedings.

Investigations and Related Litigation — In August 2005, the SEC initiated an inquiry into certain of Dell’s accounting and financial reporting matters and requested that Dell provide certain documents. The SEC expanded that inquiry in June 2006 and entered a formal order of investigation in October 2006. In August 2006, because of potential issues identified in the course of responding to the SEC’s requests for information, Dell’s Audit Committee, on the recommendation of management and in consultation with PricewaterhouseCoopers LLP, Dell’s independent registered public accounting firm, initiated an independent investigation, which was completed in the third quarter of Fiscal 2008. Although the Audit Committee investigation has been completed, the SEC investigation is ongoing. Dell continues to cooperate with the SEC.

Dell and several of its current and former directors and officers were named as parties to the following outstanding securities and shareholder derivative lawsuits all arising out of the same events and facts.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

misleading disclosures or omissions regarding Dell’s financial statements, governmental investigations, internal controls, known battery problems and business model, and based on insiders’ sales of Dell securities. This action also included Dell’s independent registered public accounting firm, PricewaterhouseCoopers LLP, as a defendant. On October 6, 2008, the court dismissed all of the plaintiff’s claims with prejudice and without leave to amend. On November 3, 2008, the plaintiff appealed the dismissal of Dell and the officer defendants to the Fifth Circuit Court of Appeals. The hearing is scheduled for September 2009.

—	In addition, seven shareholder derivative lawsuits filed between September 29, 2006, and January 22, 2007, in three separate jurisdictions were consolidated as In re Dell Derivative Litigation into three actions. One of those consolidated actions was pending in the Western District of Texas, Austin Division, but was dismissed without prejudice by an order filed October 9, 2007. The second consolidated shareholder derivative action was pending in Delaware Chancery Court. On October 16, 2008, the Delaware court granted the parties’ stipulation to dismiss all of the plaintiffs’ claims in the Delaware lawsuit without prejudice. The third consolidated shareholder derivative action is pending in state district court in Williamson County, Texas. These shareholder derivative lawsuits named various current and former officers and directors as defendants and Dell as a nominal defendant, and asserted various claims derivatively on behalf of Dell under state law, including breaches of fiduciary duties.

—	The Board of Directors received a shareholder demand letter, dated November 12, 2008, asserting allegations similar to those made in the securities and shareholder derivative lawsuits against various current and former officers and directors and PricewaterhouseCoopers LLP, and requesting that the Board of Directors investigate and assert claims relating to those allegations on behalf of Dell. The Board of Directors is considering and will address the demand.

Dell continues to defend these securities and shareholder derivative lawsuits, and does not expect the outcomes to have a material adverse effect on its financial position, results of operations, or cash flows.

Copyright Levies — Rights holder associations in Europe seek to impose levies on information technology equipment such as personal computers and multifunction devices that facilitate making private copies of copyrighted materials. The total levies due, if imposed, would be based on the number of products sold and the per-product amounts of the levies, which vary, by product and country. Dell, along with other companies and various industry associations, are opposing unreasonable levies and instead are advocating compensation to rights holders through digital rights management systems.

On December 29, 2005, Zentralstelle Für private Überspielungrechte (“ZPÜ”), a joint association of various German collection societies, instituted arbitration proceedings against Dell’s German subsidiary before the Arbitration Body in Munich. ZPÜ claims a levy of €18.4 per PC that Dell sold in Germany from January 1, 2002, through December 31, 2005. On July 31, 2007, the Arbitration Body recommended a levy of €15 on each PC sold during that period for audio and visual copying capabilities. Dell and ZPÜ rejected the recommendation, and on February 21, 2008, ZPÜ filed a lawsuit in the German Regional Court in Munich. Dell plans to continue to defend this claim and does not expect the outcome to have a material adverse effect on its financial position, results of operations or cash flows.

Tax Matters — Dell is currently under income tax audits in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which Dell is subject include fiscal years 1997 through 2009. As a result of these audits, Dell maintains ongoing discussions and negotiations relating to tax matters with the taxing authorities in these various jurisdictions. Dell’s U.S. Federal income tax returns for fiscal years 2004 through 2006 are under examination, and the Internal Revenue Service (“IRS”) has issued a Revenue Agent’s Report proposing certain assessments primarily related to transfer pricing matters, which Dell has protested in accordance with IRS administrative procedures. Dell anticipates this audit will take several years to resolve and believes that it has provided adequate reserves related to the matters under audit. However, an

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

unfavorable outcome in this matter could have a material impact on Dell’s results of operations, financial position, or cash flows. Although the timing of income tax audit resolutions and negotiations with taxing authorities are highly uncertain, Dell does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

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

Other Litigation — The various legal proceedings Dell is involved in include commercial litigation and a variety of patent suits. In some of these cases Dell is the sole defendant but more often Dell is one of a number of defendants in the electronics and technology industries. The following are potentially significant suits pending against Dell at this time:

—	Abstrax, Inc. v. Dell — On June 1, 2007, Abstrax, Inc. filed a lawsuit against Dell and Gateway, Inc. in the Eastern District of Texas, Marshall Division, alleging that Dell infringed claims under its U.S. Patent No. 6,240,328 entitled “Manufacturing Method for Assembling Products by Generating and Scheduling Dynamically Assembly Instructions.” Abstrax seeks monetary damages and injunctive relief. On July 2, 2007, Dell filed its defense and counterclaim, asserting non-infringement, invalidity, laches, intervening rights, inequitable conduct and patent expiration. Dell subsequently filed an amended answer and counterclaims on April 4, 2008. A jury trial is scheduled for October, 2009 in Marshall, Texas.

—	Active Solutions, L.L.C. and Southern Electronics Supply, Inc. v. Dell Inc. et. al. — On April 20, 2007, plaintiffs Active Solutions, L.L.C. and Southern Electronics Supply, Inc. filed a lawsuit in Orleans Parish, New Orleans, Louisiana. The defendants are Dell Inc., the City of New Orleans, certain representatives of and former subcontractors for the City of New Orleans, and the subcontractors’ principals. The plaintiffs seek monetary damages for promissory estoppel, breach of a Dell nondisclosure agreement, breach of the Louisiana Unfair Trade Practices Act, conspiracy to violate the Uniform Trade Secrets Act, and unjust enrichment. A jury trial is scheduled for September 14, 2009, in New Orleans.

Dell believes that it has meritorious defenses with respect to the claims made in the Abstrax and Active Solutions lawsuits. However, the outcome of litigation is inherently unpredictable, and an unfavorable outcome in either matter could have a material adverse effect on Dell’s financial position, results of operations or cash flows for the periods in which the effects become reasonably estimable.

Additional information on Dell’s commitments and contingencies can be found in Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2009, and in Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2009.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 —	COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the three and six months ended July 31, 2009, and August 1, 2008:

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2009	2008	2009	2008
	(in millions)

Comprehensive income
Net income	$472	$616	$762	$1,400
Change related to foreign currency hedging instruments, net	(119)	14	(477)	(17)
Change related to marketable securities, net	3	2	3	(23)
Foreign currency translation adjustments	(26)	28	(34)	(13)

Comprehensive income	$330	$660	$254	$1,347

NOTE 10 —	EARNINGS PER COMMON SHARE

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive. Accordingly, certain stock-based incentive awards have been excluded from the calculation of diluted earnings per share totaling 232 million shares and 237 million shares for the second quarter of Fiscal 2010 and Fiscal 2009, respectively; and 239 million and 256 million shares during the six months ended July 31, 2009 and August 1, 2008, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended July 31, 2009, and August 1, 2008:

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2009	2008	2009	2008
	(in millions, except per share amounts)

Numerator
Net income	$472	$616	$762	$1,400

Denominator
Weighted-average shares outstanding:
Basic	1,955	1,991	1,952	2,013
Effect of dilutive options, restricted stock units, restricted stock, and other	5	8	4	6

Diluted	1,960	1,999	1,956	2,019

Earnings per common share:
Basic	$0.24	$0.31	$0.39	$0.70
Diluted	$0.24	$0.31	$0.39	$0.69

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 —	SEGMENT INFORMATION

During the first quarter of Fiscal 2010, Dell completed its reorganization from geographic commercial segments (Americas Commercial; Europe, Middle East, and Africa Commercial; and Asia Pacific-Japan Commercial) to global business units (Large Enterprise, Public, and Small and Medium Business), reflecting the impact of globalization on Dell’s customer base. Dell’s four global business segments are Large Enterprise, Public, Small and Medium Business, and Consumer.

The business segments disclosed in the accompanying Condensed Consolidated Financial Statements are based on this organizational structure and information reviewed by Dell’s management to evaluate the business segment results. Dell’s measure of segment operating income for management reporting purposes excludes severance and facility action expenses, broad based long-term incentives, acquisition-related charges such as in-process research and development, and amortization of intangibles.

The following table presents net revenue by Dell’s reportable global segments as well as a reconciliation of consolidated segment operating income to Dell’s consolidated operating income for the three and six months ended July 31, 2009, and August 1, 2008:

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2009	2008	2009	2008
		(in millions)

Net revenue
Large Enterprise	$3,285	$4,806	$6,685	$9,727
Public	3,798	4,510	6,969	8,091
Small and Medium Business	2,820	3,958	5,787	8,202
Consumer	2,861	3,160	5,665	6,491

Net revenue	$12,764	$16,434	$25,106	$32,511

Consolidated operating income:
Large Enterprise	$172	$259	$364	$645
Public	383	331	676	608
Small and Medium Business	246	330	476	660
Consumer	89	29	88	117

Consolidated segment operating income	890	949	1,604	2,030

Severance and facility action expenses	(87)	(25)	(272)	(131)
Broad based long-term incentives (a)	(92)	(78)	(168)	(128)
In-process research and development	-	-	-	(2)
Amortization of intangible assets	(40)	(27)	(79)	(51)

Consolidated operating income	$671	$819	$1,085	$1,718

(a)	Broad based long-term incentives includes stock based compensation of $79 million and $78 million for the three months ended July 31, 2009, and August 1, 2008, respectively; and $146 million and $128 million for the six months ended July 31, 2009, and August 1, 2008, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Unless otherwise noted, all references to industry share and total industry growth data are for personal computers (including desktops, notebooks, and x86 servers), and are based on preliminary information provided by IDC Worldwide Quarterly PC Tracker, August 17, 2009. Share data is for the calendar quarter and all our growth rates are on a fiscal year-over-year basis. Unless otherwise noted, all references to time periods refer to our fiscal periods.

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

Our direct customer business model includes a highly efficient global supply chain, which allows low inventory levels and the efficient use of and return on capital. We have manufacturing locations around the world and relationships with third-party contract manufacturers. This structure allows us to optimize our global supply chain to best serve our global customer base. To maintain our competitiveness, we continuously strive to improve our products, services, technology, manufacturing, and logistics.

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

•	Large Enterprise — Our customers include large global and national corporate businesses. We believe that a single large-enterprise unit will give us an even greater knowledge of our customers and thus further our advantage in delivering globally consistent and cost-effective solutions and services to the world’s largest IT users. We intend to improve our global leadership and relationships with these customers. Our execution in this space will be increasingly focused on data center solutions, disruptive innovation, customer segment specialization, and the value chain of design to value, price to value, market to value, and sell to value.

•	Public — Our customers, which include educational institutions, government, health care, and law enforcement agencies, operate in communities and their missions are aligned with their constituents’ needs. We intend to further our understanding of our Public customers’ goals and missions and extend our leadership in answering their urgent IT challenges. To better meet our customers’ goals, we are focusing on simplifying IT, providing faster deployment of IT applications, expanding our enterprise and services offerings, helping customers understand economic stimulus packages through our Economic Stimulus Learning Center, and strengthening our partner relations to build best of breed integrated solutions.

•	Small and Medium Business — Our customers include those in the small and medium business sector. We are focused on providing small and medium businesses with the simplest and most complete standards-based IT solutions and services, customized for their needs. Our SMB organization will accelerate the creation and delivery of specific solutions and technology to small and medium-sized businesses worldwide in an effort to help our customers improve and grow their businesses. We are doing this through solutions such as our ProManage-Managed Services and through extending our channel program (PartnerDirect) to provide additional certification paths and purchase options to our customers.

•	Consumer — Our customers include individual consumers who buy through our on-line store at www.dell.com, over the phone, and through retail channels. The globalization of our business has improved our global sales execution and coverage through better customer alignment, targeted sales force investments in rapidly growing countries, and improved marketing tools. We are designing new, innovative products with faster development cycles and competitive features. In order to reach more consumers, we will continue to expand and transform both our direct and retail business.

References to Commercial business refers to Large Enterprise, Public, and Small and Medium Business (“Commercial”).

CONSOLIDATED RESULTS OF OPERATIONS

The following table summarizes the results of our operations for the three and six months ended July 31, 2009, and August 1, 2008:

	Three Months Ended					Six Months Ended
	July 31, 2009			August 1, 2008		July 31, 2009			August 1, 2008
		% of	%		% of		% of	%		% of
	Dollars	Revenue	Change	Dollars	Revenue	Dollars	Revenue	Change	Dollars	Revenue
	(in millions, except per share amounts and percentages)

Net revenue
Products	$10,623	83.2%	(25)%	$14,147	86.1%	$20,855	83.1%	(26)%	$28,103	86.4%
Services, including software related	2,141	16.8%	(6)%	2,287	13.9%	4,251	16.9%	(4)%	4,408	13.6%

Total net revenue	$12,764	100.0%	(22)%	$16,434	100.0%	$25,106	100.0%	(23)%	$32,511	100.0%
Gross margin
Products	$1,645	15.5%	(17)%	$1,986	14.0%	$3,091	14.8%	(25)%	$4,095	14.6%
Services, including software related	746	34.8%	(11)%	841	36.8%	1,468	34.5%	(13)%	1,697	38.5%

Total Gross margin	$2,391	18.7%	(15)%	$2,827	17.2%	$4,559	18.2%	(21)%	$5,792	17.8%
Operating expenses	$1,720	13.5%	(14)%	$2,008	12.2%	$3,474	13.8%	(15)%	$4,074	12.5%
Operating income	$671	5.2%	(18)%	$819	5.0%	$1,085	4.3%	(37)%	$1,718	5.3%
Net income	$472	3.7%	(23)%	$616	3.7%	$762	3.0%	(46)%	$1,400	4.3%
Earnings per share diluted	$0.24	N/A	(23)%	$0.31	N/A	$0.39	N/A	(43)%	$0.69	N/A

The challenging economic conditions that began in the second half of Fiscal 2009 continued to be prevalent in the second quarter and first half of Fiscal 2010. As a result, we experienced a decline in global IT end-user demand on a year-over-year basis. Consistent with the second half of Fiscal 2009, we focused on balancing liquidity, profitability, and growth by selecting areas that provided profitable growth opportunities. We also took actions in a challenging component cost environment to maximize gross margins by optimizing product pricing and product costs, reducing operating expenses, and improving our working capital management. We will continue these actions throughout Fiscal 2010. For the third quarter of Fiscal 2010, we expect to see seasonal demand improvements in our U.S. Federal government and Consumer businesses; however, we anticipate slower demand with our large commercial customers due to seasonality. Overall, we expect demand to be stronger in the second half of Fiscal 2010 than in the first half of Fiscal 2010.

Revenue

Product Revenue — Product revenue and unit shipments decreased year-over-year by 25% and 14%, respectively, for the second quarter of Fiscal 2010. For the first half of Fiscal 2010, product revenue decreased year-over-year by 26% on unit shipment decline of 15%. Our product revenue performance is primarily attributed to a decrease in customer demand as a result of the challenging economic environment and a reduction in average selling price.

Services Revenue, including software related — Services revenue decreased year-over-year by 6% and 4% for the second quarter and first half of Fiscal 2010, respectively. Our services revenue performance is primarily attributed to an 11% and 10% year-over-year decrease in enhanced services revenue for the second quarter and first half of Fiscal 2010, respectively, partially offset by a 1% and 6% increase in software related revenue for the second quarter and first half of Fiscal 2010, respectively. Enhanced services revenue has decreased as a result of unit shipment declines as enhanced services demand is generally correlated with hardware unit sales.

Overall, our average selling price (total revenue per unit sold) during the second quarter and first half of Fiscal 2010 decreased 10% and 9% year-over-year, respectively, due to a shift in revenue mix between the Commercial and Consumer businesses. During the second quarter and first half of Fiscal 2010, Commercial accounted for approximately 78% of total revenue as compared to 81% and 80% for the same periods of Fiscal 2009. During the second quarter and first half of Fiscal 2010, Consumer accounted for approximately 22% of total revenue as compared to 19% and 20% for the respective periods of Fiscal 2009. Selling prices in Commercial are typically higher than Consumer’s selling prices; and furthermore, average selling prices in Consumer declined 22% and 24% year-over-year for the second quarter and first half of Fiscal 2010, respectively. Comparatively, average selling prices for Commercial declined 2% year-over-year for the second quarter of Fiscal 2010 and remained relatively flat year-over-year for the first half of Fiscal 2010.

In general, our market strategy in the Commercial business is to concentrate on solution sales with a focus on enterprise products and services. In the Consumer business, our market strategy is to expand our product offerings and customer coverage, focusing on optimized products and services. We also price our products to remain competitive in the marketplace. During the second quarter of Fiscal 2010, we continued to see competitive pressure, particularly for lower priced desktops and notebooks. We expect this competitive pricing environment will continue for the foreseeable future.

Revenue outside the U.S. represented approximately 45% and 46% of net revenue for the second quarter and first half of Fiscal 2010, respectively. Outside the U.S., we experienced a 27% year-over-year revenue decline for the second quarter and first half of Fiscal 2010, respectively, as compared to an approximate decline of 18% in revenue for the U.S. during the same time periods. At a consolidated level, BRIC revenue declined 17% and 19% during the second quarter and first half of Fiscal 2010, respectively, as compared to the same periods in the prior year. We are continuing to expand into these and other emerging countries which represent the vast majority of the world’s population, tailor solutions to meet specific regional needs, and enhance relationships to provide customer choice and flexibility.

We manage our business on a U.S. Dollar basis, and as a result of our comprehensive hedging program, foreign currency fluctuations did not have a significant impact on our consolidated results of operations.

Share Position

We shipped 10.0 million units in the second quarter of Fiscal 2010. According to IDC, for the second quarter of calendar year 2009, we maintained our second place position in the worldwide computer systems market with a share position of 14.0%, which is slightly better than our share position of 13.9% for the first quarter of calendar year 2009. However, we lost 2.4 percentage points of share since the second quarter of calendar year 2008 due to our Commercial business’s slower unit growth as we pursued profitable growth opportunities in a slow global IT demand environment.

Gross Margin

Products — During the second quarter of Fiscal 2010, products gross margin decreased in absolute dollars by $341 million, compared to same period in the prior year; however, products gross margin percentage improved to 15.5% from 14.0% as costs declined 26%. For the first half of Fiscal 2010, our products gross margin decreased in absolute dollars by $1.0 billion while gross margin percentage increased slightly to 14.8% from 14.6%. The decline in gross margin dollars is attributable to soft demand and lower average selling prices. Average selling prices were impacted by our further expansion into retail through an increased number of worldwide retail locations, a shift in product revenue mix from our Commercial segments to our Consumer segment, and competitive pricing pressures. In spite of component cost pressures, gross margin percentage improved for the second quarter and first half of Fiscal 2010 as we continue to realize the benefits of our cost improvement initiatives, which resulted in the launching of a number of new cost optimized products. We will continue these cost optimization efforts throughout Fiscal 2010. We continue to make progress against our other ongoing cost improvement initiatives, and approximately 40% of our production volume is now going through contract manufacturers. Also, disciplined pricing across our commercial segments contributed to the gross margin increase in the second quarter of Fiscal 2010.

Services, including software related — Our services (including software related) gross margin rate is driven by our extended warranty sales, partially offset by lower margin categories such as software, consulting, and managed services. Our extended warranty services are more profitable because we sell extended warranty offerings directly to customers instead of selling through a distribution channel. We also have a service support structure that allows us to favorably manage our fixed costs.

During the second quarter of Fiscal 2010, our services gross margin decreased in absolute dollars by $95 million compared to the same period in the prior year with a corresponding decrease in gross margin percentage to 34.8% from 36.8%. For the first half of Fiscal 2010, our services gross margin decreased in absolute dollars by $229 million compared to same period in the prior year with a corresponding decrease in gross margin percentage to 34.5% from 38.5%. Our solution services offerings face competitive margin pressures in the current economic environment. A mix shift toward lower margin software products further reduced our overall services gross margin rate.

We continue to actively review all aspects of our facilities, logistics, supply chain, and manufacturing footprints. This review is focused on identifying efficiencies and cost reduction opportunities while maintaining a strong customer experience. The cost of these actions, including severance related expenses, was $87 million and $272 million during the second quarter and first half of Fiscal 2010, respectively, of which approximately $14 million and $79 million, respectively, affected gross margin. Comparatively, for the second quarter and first half of Fiscal 2009, the cost of these actions was $25 million and $131 million, respectively, of which approximately $11 million and $35 million, respectively, affected gross margin. We expect to take additional facility actions depending on a number of factors, including end-user demand, capabilities, and our migration to a more variable cost manufacturing model.

We continue to evaluate and optimize our global manufacturing and distribution network, including our relationships with contract manufacturers, to better meet customer needs and reduce product cycle times. Our goal is to introduce the latest relevant technology and to deliver the best value to our customers worldwide. As we continue to evolve our inventory and manufacturing business model to capitalize on component cost declines, we continuously negotiate with our suppliers in a variety of areas including availability of supply, quality, and cost. These real-time continuous supplier negotiations support our business model, which is able to respond quickly to changing market conditions due to our direct customer model and real-time manufacturing. Because of the fluid nature of these ongoing negotiations, the timing and amount of supplier discounts and rebates vary from time to time. These discounts and rebates are allocated to the segments based on a variety of factors including strategic initiatives to drive certain programs.

In general, gross margin and margins on individual products and services will remain under downward pressure due to a variety of factors, including continued industry-wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of raw materials, and outside manufacturing services. For the remainder of the fiscal year, we expect to continue to see pressure on certain component costs, and we will continue to adjust our pricing strategy with the goals of being in a competitive price position.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended July 31, 2009, and August 1, 2008:

	Three Months Ended					Six Months Ended
	July 31, 2009			August 1, 2008		July 31, 2009			August 1, 2008
		% of	%		% of		% of	%		% of
	Dollars	Revenue	Change	Dollars	Revenue	Dollars	Revenue	Change	Dollars	Revenue
	(in millions, except percentages)

Operating expenses
Selling, general, and administrative	$1,571	12.3%	(15)%	$1,840	11.2%	$3,184	12.7%	(15)%	$3,752	11.5%
In-process research and development	-	0.0%	N/A	-	0.0%	-	0.0%	(100)%	2	0.0%
Research, development, and engineering	149	1.2%	(12)%	168	1.0%	290	1.1%	(9)%	320	1.0%

Operating expenses	$1,720	13.5%	(14)%	$2,008	12.2%	$3,474	13.8%	(15)%	$4,074	12.5%

Selling, general, and administrative — During the second quarter of Fiscal 2010, selling, general and administrative (“SG&A”) decreased 15% to $1.6 billion compared to $1.8 billion in the same period of Fiscal 2009, and SG&A expenses were 12.3% of revenue as compared to 11.2% a year ago. The decrease in SG&A expenses is primarily due to a reduction in compensation-related expenses of approximately $180 million, largely driven by a decrease in headcount. With the increase in retail volumes, advertising expenses decreased approximately $65 million in the second quarter of Fiscal 2010 compared to the same period in Fiscal 2009. In line with the spending control measures undertaken companywide, there were decreases in most other categories of expenses, including telecom, maintenance, and travel. Partially offsetting these declines were a $59 million increase in severance and facility actions cost in the second quarter of Fiscal 2010 compared to the second quarter of Fiscal 2009.

For the first half of Fiscal 2010, SG&A expenses decreased 15% to $3.2 billion compared to $3.8 billion for the same period in Fiscal 2009. The decrease in SG&A expenses is primarily due to a reduction in compensation related expenses of approximately $360 million, driven by a reduction in headcount. With the increase in retail volumes, advertising expenses decreased approximately $125 million in the first half of Fiscal 2010, compared to the same period in Fiscal 2009. Due to spending control measures undertaken companywide, there were decreases in most other categories of expenses, including telecom, maintenance, and travel. Partially offsetting these declines were a $97 million increase in severance and facility actions cost in the first half of Fiscal 2010 compared to the first half of Fiscal 2009.

Research, Development, and Engineering — During the second quarter and first half of Fiscal 2010, research, development and engineering (“RD&E”) expenses remained approximately 1% of revenue. During the second quarter of Fiscal 2010, RD&E expenses decreased approximately $19 million year-over-year, and during the first half of Fiscal 2010, RD&E expenses decreased approximately $30 million year-over-year. The decrease was primarily driven by a slight decrease in headcount coupled with tighter general spending controls.

Operating Income

During the second quarter of Fiscal 2010, operating income decreased 18% year-over-year to $671 million from $819 million in the second quarter of Fiscal 2009. Operating income decreased 37% year-over-year to $1.1 billion in the first half of Fiscal 2010 from $1.7 billion in the first half of Fiscal 2009. The decrease in operating income is primarily attributable to a year-over-year revenue decline of 22% and 23% and a decline in gross margin dollars of 15% and 21% during the second quarter and first half of Fiscal 2010, respectively. A 14% and 15% year-over-year reduction in operating expenses for the second quarter and first half of Fiscal 2010, respectively, favorably impacted operating income while operating expenses as a percentage of revenue increased during the same time periods. Also favorably impacting operating income was the recognition of $69 million of revenue in the second quarter of Fiscal 2010 related to a vendor’s purchase of our contractual right to share in future revenues from product renewals sold by the vendor. Approximately $53 million of the $69 million transaction impacted the Consumer segment’s operating income. See Consumer segment below for further discussion of this transaction.

Net Income

For the second quarter and first half of Fiscal 2010, net income decreased year-over-year by 23% and 46% to $472 million and $762 million, respectively. Net income was impacted by significant declines in operating income and investment and other income (expense), net. During the second quarter, a decrease in our effective tax rate to 25.0% from 26.4% positively impacted net income, but for the first half of Fiscal 2010 as compared to Fiscal 2009, net income was negatively impacted by an increase in our effective tax rate to 26.8% from 24.8%.

SEGMENT DISCUSSION

During the first quarter of Fiscal 2010, we completed the reorganization from our geographic commercial segments (Americas Commercial, EMEA Commercial, and APJ Commercial), to global business units (Large Enterprise, Public, and Small and Medium Business), reflecting the impact of globalization on our customer base. Our four global business segments are Large Enterprise, Public, Small and Medium Business, and Consumer.

During the reorganization to global business units, we identified revenue activities that were managed and reported within our Commercial business, but which had characteristics more consistent with our Consumer business. As a result, these activities were realigned into our Consumer segment during the first quarter of Fiscal 2010.

The following table summarizes our revenue and operating income by reportable global segments for the three and six months ended July 31, 2009, and August 1, 2008:

	Three Months Ended					Six Months Ended
	July 31, 2009			August 1, 2008		July 31, 2009			August 1, 2008
		% of	%		% of		% of	%		% of
	Dollars	Revenue	Change	Dollars	Revenue	Dollars	Revenue	Change	Dollars	Revenue
	(in millions, except percentages)

Large Enterprise
Net revenue	$3,285	26%	(32)%	$4,806	29%	$6,685	27%	(31)%	$9,727	30%
Operating income	172	5%	(34)%	259	5%	364	5%	(44)%	645	7%
Public
Net revenue	3,798	30%	(16)%	4,510	28%	6,969	28%	(14)%	8,091	25%
Operating income	383	10%	16%	331	7%	676	10%	11%	608	8%
Small and Medium Business
Net revenue	2,820	22%	(29)%	3,958	24%	5,787	23%	(29)%	8,202	25%
Operating income	246	9%	(26)%	330	8%	476	8%	(28)%	660	8%
Consumer
Net revenue	2,861	22%	(9)%	3,160	19%	5,665	22%	(13)%	6,491	20%
Operating income	89	3%	207%	29	1%	88	2%	(25)%	117	2%
Consolidated
Total net revenue	$12,764	100%	(22)%	$16,434	100%	$25,106	100%	(23)%	$32,511	100%
Segment operating income	$890	7%	(6)%	$949	6%	$1,604	6%	(21)%	$2,030	6%

Severance and facility action expenses, broad based long-term incentive expenses, in-process research and development, and amortization of purchased intangible assets costs are not allocated to the reporting segments. These costs totaled $219 million in the second quarter of Fiscal 2010 and $130 million in the second quarter of Fiscal 2009, and these costs totaled $519 million and $312 million for the first half of Fiscal 2010 and Fiscal 2009, respectively.

•	Large Enterprise — During the second quarter of Fiscal 2010, Large Enterprise’s revenue decreased 32% year-over-year mainly due to a unit shipment decline of 32% as prices remained relatively stable year-over-year. During the first half of Fiscal 2010, Large Enterprise’s revenue decreased 31% year-over-year due to a unit shipment decline of 34%, partially offset by a 4% increase in average selling prices. Large Enterprise’s weak performance can generally be attributed to the current global economy coupled with our focus on balancing growth and profitability. As a result of the current economic slowdown, many of our customers have either delayed or canceled IT projects. The increase in average selling prices for the first half of Fiscal 2010 was driven by higher mix of services and software related revenues, which improved overall product mix. Large Enterprise experienced significant year-over-year declines in revenue across all product lines during the second quarter and first half of Fiscal 2010. For the second quarter of Fiscal 2010, revenue from desktop PCs and mobility products declined year-over-year 40% and 43%, respectively, servers and networking, storage, and software and peripherals revenue decreased year-over-year 23%, 30%, and 25%, respectively; and enhanced services revenue declined 13%. For the first half of Fiscal 2010, revenue declines across all product lines were consistent with the declines for the second quarter. Revenue decreased significantly year-over-year across all countries due to current global economic conditions and competitive pressures.

For the second quarter of Fiscal 2010, operating income percentage decreased 20 basis points year-over-year to 5.2% from 5.4%. For the first half of Fiscal 2010, operating income percentage decreased 120 basis points year-over-year to 5.4% from 6.6%. Operating income deteriorated as revenue and costs of revenue both decreased year-over-year 32% during the second quarter of Fiscal 2010 and decreased 31% for the first half of Fiscal 2010 due to lower demand, which was driven by current market conditions. Additionally, operating expenses as a percentage of revenue increased 100 basis points and 120 basis points year-over-year for the second quarter and first half of Fiscal 2010, respectively, even though operating expense dollars decreased 26% and 25% during the same time periods, driven by our cost reduction initiatives.

•	Public — During the second quarter and first half of Fiscal 2010, Public experienced a 16% and 14% year-over-year decline, respectively, in revenue primarily due to a unit shipment decline of 15% for both time periods. The decline in unit shipments can be attributed to continued soft demand in the current global economy. Additionally, during the second quarter, Public’s selling prices began to decline due to aggressive pricing competition in certain areas and as a result of seasonal growth in education sector sales, which typically have lower selling prices than other areas of Public’s business. Public’s revenue declined across all product categories for the second quarter and first half of Fiscal 2010; however, services and software related revenue improved year-over-year. Product revenue decline was led by desktop PCs, which decreased year-over-year 27% and 26% for the second quarter and first half of Fiscal 2010, respectively. From a country perspective, revenue declined across most countries during the second quarter and first half of Fiscal 2010. For the third quarter of Fiscal 2010, we anticipate seasonally strong demand from the U.S. Federal government due to its fiscal year end.

For the second quarter of Fiscal 2010, operating income percentage increased approximately 280 basis points from the same period last year, and operating income dollars increased 16%. For the first half of Fiscal 2010, operating income percentage increased approximately 220 basis points year-over-year, and operating income dollars increased 11%. Operating income dollars and percentage were positively impacted by a year-over-year improvement in gross margin percentage for the second quarter and first half of Fiscal 2010 as we continued to optimize our pricing and cost structure. Also, favorably impacting operating income was a 14% year-over-year decrease in operating expenses for both the second quarter and first half of Fiscal 2010, driven by our spending control initiatives that began in Fiscal 2009.

•	Small and Medium Business — During the second quarter of Fiscal 2010, SMB experienced a 29% and 25% year-over-year decline in revenue and unit shipments, respectively. During the first half of Fiscal 2010, SMB experienced a 29% and 27% year-over-year decline in revenue and unit shipments, respectively. Average selling prices declined 5% and 3% for the second quarter and first half of Fiscal 2010, respectively. SMB experienced a double digit revenue decline across all product lines, led by a 38% and 31% decline in desktop PC and mobility revenue, respectively, for both the second quarter and first half of Fiscal 2010. Consistent with our other segments’ performance, the contraction of the global economy in the first half of Fiscal 2010 and competitive pressures are significant contributors to SMB’s year-over-year revenue, unit shipment, and average selling price declines. Additionally, we limited our participation in certain lower priced-but higher demand bands in an effort to protect profitability. From a country perspective, revenue declined across most countries for the second quarter and first half of Fiscal 2010.

Operating income percentage increased 40 basis points and 20 basis points year-over-year for the second quarter and first half of Fiscal 2010, respectively. However, operating income dollars decreased 26% and 28% year-over-year for the second quarter and first half of Fiscal 2010, respectively, as revenue and unit shipments decreased significantly for both time periods mainly due to the challenging end-user demand environment. We were also able to reduce operating expenses by 23% and 24% during the second quarter and first half of Fiscal 2010, respectively, as compared to the same time periods in the prior year, mainly due to tighter spending controls around SG&A expenses.

•	Consumer — During the second quarter and first half of Fiscal 2010, Consumer’s revenue declined 9% and 13% year-over-year, respectively, on unit growth of 17% and 14%, respectively. Even though unit shipments grew, our Consumer revenue decreased mainly due to our growth in retail, which tends to have lower average selling prices, combined with a shift in product mix and competitive pricing pressures. As a result, our average selling prices declined 22% and 24% year-over-year in the second quarter and first half of Fiscal 2010, respectively. In addition, Consumer’s desktop PC revenue declined 27% for the second quarter of Fiscal 2010 as compared to the second quarter of Fiscal 2009 on a unit shipment decline of 11%, and desktop PC revenue declined 31% for the first half of Fiscal 2010 as compared to the first half of Fiscal 2009 on a unit shipment decline of 16%. Mobility shipments increased year-over-year by 30% and 31% for the second quarter and first half of Fiscal 2010, respectively, while average selling prices for mobility products declined 24% and 26% during the same time periods. The continued shift in consumer preference from desktops to notebooks has contributed to our mobility unit growth. The reduction in mobility average selling prices is mainly attributable to our expansion into retail coupled with a demand shift to lower priced notebooks from higher priced notebooks. Software and peripheral revenue also declined 6% and 14% year-over-year during the second quarter and first half of Fiscal 2010, respectively. At a country level, our targeted BRIC revenue grew 17% year-over-year for both the second quarter and first half of Fiscal 2010.

For the second quarter of Fiscal 2010, Consumer’s operating income grew 207% or $60 million over the prior year, and for the first half of Fiscal 2010, Consumer’s operating income declined 25% year-over-year. Consumer’s revenue and operating income was favorably impacted by a $53 million transaction, in which a vendor purchased our contractual right to share in future revenues from product renewals sold by the vendor. We have no continuing obligations or performance requirements in connection with this transaction, and amounts are non-refundable. Excluding this transaction, Consumer’s operating income percentage would have been 1.3% instead of 3.1% for the second quarter and 0.6% instead of 1.6% for the first half of Fiscal 2010. While we do not expect this transaction to be recurring, we may from time to time enter into similar agreements.

Other factors impacting Consumer’s operating performance include a year-over-year improvement in gross margin for the second quarter of Fiscal 2010. Operating expenses decreased 10% year-over-year, which partially contributed to our operating income percentage increasing to 3.1% for the second quarter of Fiscal 2010 from 0.9% in the second quarter of Fiscal 2009. For the first half of Fiscal 2010, gross margin percentage remained relatively flat year-over-year while operating expenses decreased 11%. However, the cost improvements did not offset the 13% year-over-year decline in revenue, and as a result, operating income declined 25% year-over-year for the first half of Fiscal 2010.

We sell desktop and notebook computers, printers, ink, and toner through retail channels. Our goal is to have strategic relationships with a number of major retailers in our larger geographic regions. During the first half of Fiscal 2010, we continued to expand our global retail presence, and we now reach over 40,000 retail locations worldwide.

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

The following table summarizes our net revenue by product and service categories for the three and six months ended July 31, 2009, and August 1, 2008:

	Three Months Ended					Six Months Ended
	July 31, 2009			August 1, 2008		July 31, 2009			August 1, 2008
		% of	%		% of		% of	%		% of
	Dollars	Revenue	Change	Dollars	Revenue	Dollars	Revenue	Change	Dollars	Revenue
				(in millions, except percentages)

Net revenue
Mobility	$3,891	30%	(21)%	$4,895	30%	$7,766	31%	(20)%	$9,744	30%
Desktop PCs	3,319	26%	(33)%	4,954	30%	6,482	26%	(33)%	9,735	30%
Software and peripherals	2,382	19%	(15)%	2,790	17%	4,628	18%	(16)%	5,531	17%
Servers and networking	1,403	11%	(19)%	1,733	11%	2,689	11%	(22)%	3,451	11%
Enhanced services	1,218	10%	(11)%	1,372	8%	2,456	10%	(10)%	2,716	8%
Storage	551	4%	(20)%	690	4%	1,085	4%	(19)%	1,334	4%

Net revenue	$12,764	100%	(22)%	$16,434	100%	$25,106	100%	(23)%	$32,511	100%

•	Mobility — During the second quarter and first half of Fiscal 2010, revenue from mobility products (which includes notebook computers and mobile workstations) declined 21% and 20%, respectively, on a unit decline of 1% and 3%, respectively, compared to the second quarter and first half of Fiscal 2009. Year-over-year, Commercial revenue and units declined 31% and 22%, respectively, for the second quarter of Fiscal 2010 while revenue and units decreased 30% and 25%, respectively, for first half of Fiscal 2010. The declines are generally driven by the softer demand environment. Additionally, we generally were selective in participating in lower price bands. Average selling prices in Commercial declined 12% and 7% for the second quarter and first half of Fiscal 2010, respectively, due to an overall industry decline in mobility selling prices.

Consumer’s mobility revenue declined 1% year-over-year on unit growth of 30% for the second quarter of Fiscal 2010, and for the first half of Fiscal 2010, Consumer’s mobility revenue decreased 3% on unit growth of 31%. During the second quarter and first half of Fiscal 2010, Consumer’s average selling price for mobility products decreased 24% and 26% year-over-year, respectively. Consumer’s revenue, unit, and average selling price performance is attributable to Consumer’s continued expansion into retail coupled with an industry mix shift to lower priced mobility product offerings.

Our products range from the lightest ultra-portable in our history to the most powerful mobile workstation. We believe the on-going trend to mobility products will continue, and we are therefore focused on expanding our product platforms to cover broader price bands and functionalities. During the second quarter of Fiscal 2010, we launched mobility products such as the Latitude 2100, whose optional touch-screen is the first for education netbooks; the Dell Studio 14z, which is a powerful mobile entertainment system; the Alienware M17x, a powerful gaming laptop; the ultraportable Vostrotm 1220 business laptop; and the Inspiron Mini 10v netbook.

•	Desktop PCs — During both the second quarter and first half of Fiscal 2010, revenue from desktop PCs (which includes desktop computer systems and workstations) decreased 33% year-over-year on a unit decline of 23% and 24%, respectively. In the marketplace, we are continuing to see rising end-user demand for mobility products, which contributes to further slowing demand for desktop PCs as mobility growth is expected to continue to outpace desktop growth. The decline in desktop PC revenue was also due to the on-going competitive pricing pressure for lower priced desktops and a softening in global IT end-user demand. Consequently, our average selling price for desktops decreased 13% and 12% year-over-year during the second quarter and first half of Fiscal 2010 as we continued to align our prices and product offerings with the marketplace. For the second quarter and first half of Fiscal 2010, desktop revenue decreased across all segments. During the second quarter of Fiscal 2010, we introduced our Vostrotm All In One desktop, which is designed to save desk space for our business customers.

•	Software and Peripherals — Revenue from sales of software and peripherals (“S&P”) consists of Dell-branded printers, monitors (not sold with systems), projectors, and a multitude of competitively priced third-party peripherals including plasma and LCD televisions, standalone software sales and related support services, and other products. S&P revenue declined 15% and 16% year-over-year for the second quarter and first six months of Fiscal 2010, respectively. S&P’s revenue decline was driven by overall customer unit shipment declines and demand softness in displays, imaging products, and electronics, which experienced year-over-year revenue decreases of 34%, 19%, and 11%, respectively, during the second quarter and year-over-year revenue declines of 35%, 25%, and 19%, respectively, for the first half of Fiscal 2010. We continued to see growth in software licensing with 1% and 6% revenue improvement for the second quarter and first half of Fiscal 2010, respectively. Contributing to this growth was our acquisition of ASAP Software (“ASAP”) in the fourth quarter of Fiscal 2008. With ASAP, we now offer products from over 2,400 software publishers. We continue to believe that software licensing is a revenue growth opportunity as customers continue to seek out consolidated software sources. All segments experienced year-over-year revenue declines for the second quarter and first half of Fiscal 2010.

Software revenue from our S&P line of business, which includes software license fees and related post contract customer support (“PCS”), is included in services revenue on the Condensed Consolidated Statements of Income. Software and related support services revenue represents 43% and 40% of services revenue for the second quarters of Fiscal 2010 and Fiscal 2009, respectively, and 42% and 38% of services revenue for the first half of Fiscal 2010 and Fiscal 2009, respectively.

•	Servers and Networking — During the second quarter and first half of Fiscal 2010, revenue from sales of servers and networking products (which includes rack, blade, and tower servers) decreased 19% and 22% year-over-year, respectively, on a unit shipment decrease of 23% and 25%, respectively. The decline in our server and networking revenue is due to demand challenges across all Commercial segments and regions. Our average selling price for servers and networking products increased 5% and 4% year-over-year during the second quarter and first half of Fiscal 2010, respectively. During the second quarter, we continued the rollout of our new 11th generation PowerEdge servers as a part of our mission to help companies of all sizes simplify their IT environments. These servers provide optimal virtualization, system management, and usability.

•	Enhanced Services — Enhanced services offerings include infrastructure consulting, deployment of enterprise products and computer systems in customers’ environments, asset recovery and recycling, computer-related training, IT support, client and enterprise support, and managed service solutions. Enhanced services revenue decreased 11% and 10% year-over-year for the second quarter and first half of Fiscal 2010 to $1.2 billion and $2.5 billion, respectively. Although we continue to move towards more standalone services, a significant portion of our portfolio is made up of support services, which tend to correlate with hardware unit growth, and thus causing the year-over-year decline. For the second quarter and first half of Fiscal 2010, enhanced services revenue declined for each of our segments as compared to the same time periods in Fiscal 2009 with Large Enterprise experiencing the largest reduction from an absolute dollar perspective. Our deferred enhanced service revenue balance increased 2% year-over-year to $5.8 billion at July 31, 2009, primarily due to an increase in up-sell service offerings. We continue to view enhanced services as a strategic growth opportunity and will continue to invest in our offerings and resources focused on increasing our solution sales.

•	Storage — Revenue from sales of storage products decreased 20% and 19% year-over-year for the second quarter and first half of Fiscal 2010, respectively. All Commercial segments contributed to the year-over-year decrease in storage revenue for the second quarter and first half of Fiscal 2010. EqualLogic performed strongly with year-over-year revenue growth of 42% and 52% for the second quarter and first half of Fiscal 2010, respectively. During the second quarter of Fiscal 2010, we introduced the EqualLogic PS4000 storage array and the PowerVault NX3000 network attached storage device to help small businesses and remote office customers meet their growing storage needs.

Investment and Other Income (Expense), net

The table below provides a detailed presentation of investment and other income (expense), net for the three and six months ended July 31, 2009, and August 1, 2008:

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2009	2008	2009	2008
		(in millions)

Investment and other income (expense), net
Investment income, primarily interest	$15	$49	$36	$104
Gains (losses) on investments, net	-	(14)	1	(11)
Interest expense	(39)	(26)	(68)	(38)
Foreign exchange	(26)	20	(26)	110
Other	8	(11)	13	(22)

Investment and other income (expense), net	$(42)	$18	$(44)	$143

The year-over-year decrease in investment income for the second quarter and first half of Fiscal 2010 is primarily due to decreased yields on a higher short-term investment mix. The change in gains (losses) on investments, net for the second quarter and first six months of Fiscal 2010 is mainly due to a $10 million impairment charge related to our asset backed securities in the second quarter of Fiscal 2009. Interest expense increased year-over-year for the second quarter and first half of Fiscal 2010 due to the issuance of $1 billion of debt in the second quarter of Fiscal 2010, $500 million of debt in the first quarter Fiscal 2010, and $1.5 billion of debt in the first quarter of Fiscal 2009. During the second quarter and first half of Fiscal 2010, we recognized a $9 million and $18 million increase, respectively, in the fair market value of our investments related to our deferred compensation plan compared to a $2 million and $10 million decrease during second quarter and first six months of Fiscal 2009, respectively. Fair market value adjustments related to the deferred compensation plan are included in Other in the table above.

The year-over-year decrease in foreign exchange for the second quarter of Fiscal 2010, as compared to the same period in the prior year, is primarily due to fair value losses on undesignated foreign currency derivatives as most major foreign currencies strengthened relative to the U.S. dollar during the first half of Fiscal 2010. The first half of Fiscal 2009 includes a $42 million gain related to the correction of errors in the remeasurement of certain local currency balances to the functional currency related to prior periods as disclosed in previous Securities and Exchange Commission (“SEC”) filings.

Income Taxes

For the first half of Fiscal 2010 and Fiscal 2009, our effective income tax rate was 26.8% and 24.8%, respectively. The increase in our effective income tax rate for the first half of Fiscal 2010 as compared to the same period in the prior year is primarily due to an increase in the accrual of interest and penalties related to uncertain tax positions and a decreased benefit resulting from the favorable effective settlement of examinations in foreign jurisdictions. Our effective income tax rate was 25.0% and 26.4% for the second quarter of Fiscal 2010 and Fiscal 2009, respectively. The decrease in our effective income tax rate for the second quarter of Fiscal 2010 as compared to the second quarter of Fiscal 2009 is primarily due to improved profitability mix, partially offset by a decreased benefit resulting from favorable effective settlements of examinations in foreign jurisdictions. The differences between the estimated effective income tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income and differences between the book and tax treatment of certain items. The income tax rate for Fiscal 2010 will be impacted by the actual mix of jurisdictions in which income is generated. See Note 8 of Notes to the Condensed Consolidated Financial Statements included in “Part I — Item I — Financial Statements” for additional information.

ACCOUNTS RECEIVABLE

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. At July 31, 2009, our gross accounts receivable balance was $5.5 billion, a 14% increase from our balance at January 30, 2009. The growth in accounts receivable was mainly due to increased sales to Consumer retail customers who typically have longer credit terms, seasonality factors in our Public business, and foreign currency impacts in our EMEA and APJ regions. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on specific identifiable customer accounts that are deemed at risk and general historical bad debt experience. As of July 31, 2009, and January 30, 2009, the allowance for doubtful accounts was $130 million and $112 million, respectively. In general, we have seen an increase in the allowance caused by the global economic conditions, particularly in a number of emerging economies and regions. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions in Fiscal 2010 to reduce our exposure to credit losses.

FINANCING RECEIVABLES

At July 31, 2009, and January 30, 2009, our net financing receivables balance was $2.5 billion and $2.2 billion, respectively. The increase is primarily the result of funding more customer receivables on balance sheet. We expect growth in financing receivables to continue throughout Fiscal 2010 as we reduce our off-balance sheet securitizations and decrease our fundings with CIT Group Inc. (“CIT”). To manage growth in financing receivables, we will continue to balance the use of our own working capital and other sources of liquidity. See Note 5 of Notes to the Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information about our financing receivables.

We maintain an allowance to cover financing receivable credit losses. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. As of July 31, 2009, and January 30, 2009, the allowance for financing receivable losses was $173 million and $149 million, respectively. The increase in the allowance is primarily due to an increase in customer receivables. Based on our assessment of the customer financing receivables and the associated risks, we believe that we are adequately reserved.

The Credit Card Accountability, Responsibility, and Disclosure Act of 2009 was signed into U.S. law on May 22, 2009, and will impose new restrictions on credit card companies in the areas of marketing, servicing, and pricing of consumer credit accounts. Some provisions of the law are now in effect, with the most substantive provisions effective in February 2010. We are compliant with the recent legislation in effect, and are evaluating future changes in regulations. We do not expect that the changes will substantially alter how consumer credit is offered to our customers or how their accounts will be serviced. Commercial credit is unaffected by the change in law.

CIT, formerly a joint venture partner of DFS, has a limited role in the financing activities of DFS. For the three and six months ended July 31, 2009, CIT funded approximately 17% and 24%, respectively, of DFS financing receivables. CIT’s funding percentage is expected to further decline below the maximum contractual funding percentage of 25% over the remainder of Fiscal 2010, as agreed to by Dell and CIT. Currently, revolving loans are offered by DFS under private label credit financing programs underwritten by CIT Bank. We expect to secure a new banking relationship in Fiscal 2010 to replace the existing CIT Bank arrangement without adversely affecting our ability to offer or arrange financing for our customers. Additionally, of the total customer receivables balance at July 31, 2009, and January 30, 2009, $46 million and $45 million, respectively, represent balances which are due from CIT in connection with specified promotional programs.

OFF-BALANCE SHEET ARRANGEMENTS

Asset Securitization

During the second quarter of Fiscal 2010, we continued to transfer certain customer financing receivables to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from ours. The purpose of the qualifying special purpose entities is to facilitate the funding of customer receivables in the capital markets. Our qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Two of the three conduits fund fixed-term leases and loans, and one conduit funded revolving loans until it initiated scheduled amortization and was consolidated in July 2009. See Note 5 of Notes to the

Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information. During the first six months of Fiscal 2010 and Fiscal 2009, $495 million and $796 million, respectively, of customer receivables were funded via securitization through special purpose entities.

Certain transfers are accounted for as a sale in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (“SFAS 140”). Upon the sale of the customer receivables to qualifying special purpose entities, we recognize a gain on the sale and retain an interest in the assets sold. We provide credit enhancement to the securitization in the form of over-collateralization. Receivables transferred to the qualified special purpose entities exceed the level of debt issued. We retain the right to receive collections for assets securitized exceeding the amount required to pay interest, principal, and other fees and expenses (referred to as retained interest). Retained interest is included in Financing Receivables on the balance sheet. At July 31, 2009, and January 30, 2009, our retained interest in securitized receivables was $119 million and $396 million, respectively. Our risk of loss related to securitized receivables is limited to the amount of our retained interest.

We service securitized receivables and earn a servicing fee. Our securitization transactions generally do not result in servicing assets and liabilities as the contractual fees are adequate compensation in relation to the associated servicing cost. The principal balance of securitized receivables reported off-balance sheet as of July 31, 2009, and January 30, 2009, were $726 million and $1.4 billion, respectively.

As discussed in Note 5 of Notes to the Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements,” during the three months ended July 31, 2009, the beneficial interest in the revolving securitization conduit owned by third parties fell below 10%, and the previously qualified special purpose entity was consolidated pursuant to SFAS 140.

We expect to renew one of our fixed-term securitization facilities in Fiscal 2010, and may enter into new securitization arrangements.

LIQUIDITY AND CAPITAL COMMITMENTS

Current Market Conditions

Recently, we have seen improved stability in the financial and capital markets; however, volatility remains high relative to historical levels. During the second quarter of Fiscal 2010, we continued to monitor the financial health of our supplier base, carefully managed customer credit, continued diversifying our financial institution exposure, and monitored the risk concentration of our cash and cash equivalents balance. We maintained a conservative investment portfolio with shorter duration and high quality assets and monitored the effectiveness of our foreign currency hedging program. We remain focused on maintaining spending controls across the company. We will monitor and manage these activities depending on current and expected market developments.

We monitor credit risk associated with our financial counterparties using various market credit risk indicators such as reviews and actions taken by rating agencies and changes in credit default swap levels. We perform periodic evaluations of our positions with these counterparties and may limit the agreements or contracts entered into with any one counterparty in accordance with our policies. See “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2009, for further discussion of risks associated with our use of counterparties. We believe that no significant concentration of credit risk exists for our investments. The impact on our Condensed Consolidated Financial Statements of any credit adjustments related to these counterparties has been immaterial.

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

We have an active working capital management team that monitors the efficiency of our balance sheet by evaluating liquidity under various macroeconomic and competitive scenarios. These scenarios quantify risks to the financial statements and provide a basis for actions necessary to ensure adequate liquidity. During the second quarter of Fiscal 2010, we continued to monitor and prioritize capital expenditures and other discretionary spending. The shift to third party manufacturers and the associated closure or sale of several of our manufacturing and other facilities has reduced the amount of capital required for our business, and we have not repurchased our shares since the third quarter of Fiscal 2009. We have a $1.5 billion commercial paper program with a supporting $1.5 billion senior unsecured revolving credit facility that allows us to obtain favorable short-term borrowing rates. No amounts were outstanding under any of these facilities at July 31, 2009, and these facilities remain available to augment our liquidity, if needed.

In the first half of Fiscal 2010, we issued $1.5 billion of notes, maturing in 2012, 2014, and 2019, under a shelf registration statement filed with the SEC in November 2008. Due to the overall strength of our financial position, we do not believe that the current credit conditions in the capital markets will impede our ability to access the capital markets in the future, should we choose to do so.

We ended the second quarter of Fiscal 2010 with $12.7 billion in cash, cash equivalents, and investments, compared to $9.5 billion at the end of the second quarter of Fiscal 2009. Since August 2, 2008, we have generated $2.5 billion in cash flow from operations and $1.5 billion from debt issuance. We use cash generated by operations as our primary source of liquidity and believe that internally generated cash flows are sufficient to support business operations. Over the past year, we have issued term debt to supplement our domestic liquidity, provide for financial flexibility, and fund any strategic initiatives.

The following table summarizes the results of our Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2009, and August 1, 2008:

	Six Months Ended
	July 31,	August 1,
	2009	2008
	(in millions)

Net change in cash from:
Operating activities	$1,837	$1,251
Investing activities	40	579
Financing activities	1,379	(987)
Effect of exchange rate changes on cash and cash equivalents	91	16

Change in cash and cash equivalents	$3,347	$859

During the first half of Fiscal 2010, we were able to improve our cash generation from operating activities as a result of net income improvement combined with the efficient management of our working capital. For further discussion of the results of our cash conversion cycle, see “Key Performance Metrics” below.

Operating Activities — Cash from operating activities was $1.8 billion during the first half of Fiscal 2010, compared to $1.3 billion during the first half of Fiscal 2009. During the first half of Fiscal 2010, operating cash flows resulted primarily from net income and favorable changes in our cash conversion cycle. Comparatively, cash from operations during the first half of Fiscal 2009 was primarily from net income offset by a deterioration in our days in accounts payable as a result of a shift away from suppliers with extended payment terms and the timing of purchases from and payments to suppliers during the first half of Fiscal 2009.

Key Performance Metrics — Our direct business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

The following table presents the components of our cash conversion cycle at July 31, 2009, and August 1, 2008:

	July 31,	August 1,
	2009	2008

Days of sales outstanding (a)	42	38
Days of supply in inventory (b)	7	7
Days in accounts payable (c)	84	74

Cash conversion cycle	(35)	(29)

(a)	Days of sales outstanding (“DSO”) calculates the average collection period of our accounts receivable. DSO is based on the ending net trade receivables and the most recent quarterly total net revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average net revenue per day for the current quarter (90 days). At July 31, 2009, and August 1, 2008, DSO and days of customer shipments not yet recognized were 38 and 4 days and 35 and 3 days, respectively.

(b)	Days of supply in inventory (“DSI”) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and most recent quarterly total cost of sales for each period. DSI is calculated by dividing inventory by average cost of goods sold per day for the current quarter (90 days).

(c)	Days in accounts payable (“DPO”) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly total cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold per day for the current quarter (90 days).

Our cash conversion cycle improved six days at July 31, 2009, from August 1, 2008, driven by a ten day improvement in DPO offset by a four day increase in DSO. The improvement in DPO from August 1, 2008, is primarily attributable to our ongoing transition to contract manufacturing, further standardization of vendor agreements, and timing of supplier purchases and payments during the second quarter of Fiscal 2010 as compared to second quarter of Fiscal 2009. The increase in DSO from August 1, 2008, is primarily attributable to our growth in consumer retail whose customers typically have longer payment terms, slightly offset by a reduction in past-due receivables. We believe that we can generate cash flow from operations in excess of net income over the long-term and can operate our cash conversion at negative 30 days or better.

We defer the cost of revenue associated with customer shipments not yet recognized as revenue until they are delivered. These deferred costs are included in our reported DSO because we believe it presents a more accurate presentation of our DSO and cash conversion cycle. These deferred costs are recorded in other current assets in our Condensed Consolidated Statements of Financial Position and totaled $537 million and $521 million at July 31, 2009, and August 1, 2008, respectively.

Investing Activities — Cash provided by investing activities for the first half of Fiscal 2010, was $40 million, compared to $579 million of cash provided by investing activities during the same period last year. Cash generated or used in investing activities principally consists of the net of sales and maturities and purchases of investments; net capital expenditures for property, plant, and equipment; and cash used to fund strategic acquisitions, which was approximately $3 million during the first half of Fiscal 2010 compared to $165 million during the first half of Fiscal 2009. In light of continued capital market conditions, we maintained the overall interest rate profile of the investment portfolio to shorter duration securities.

Financing Activities — Cash provided by financing activities during the first half of Fiscal 2010, was $1.4 billion as compared to $987 million used during the same period last year. Financing activities typically consist of debt issuance proceeds, the issuance of common stock under employee stock plans, offset with the repurchase of our common stock. The year-over-year increase in cash provided by financing activities is due primarily to the reduction of our share repurchase program and proceeds from the issuance of long-term debt offset by our repayment of long-term debt. During the first half of Fiscal 2010, we did not repurchase any shares compared to approximately 112 million shares repurchased at an aggregate cost of $2.5 billion in the first half of Fiscal 2009. We issued and sold long-term notes of $1.5 billion during the first half of Fiscal 2010 and $1.5 billion during the first half of Fiscal 2009. During the first half of Fiscal 2009, we also repaid the $200 million principal amount of notes that matured in April 2008.

We also have a $1.5 billion commercial paper program with a supporting $1.5 billion senior unsecured revolving credit facility that allows us to obtain favorable short-term borrowing rates. We use the proceeds for general corporate purposes. At July 31, 2009, there was no outstanding balance under the commercial paper program and no advances under the supporting credit facility. See Note 3 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for further discussion on our debt and commercial paper program.

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

We typically repurchase shares of common stock through a systematic program of open market purchases. We did not repurchase any shares during the second quarter of Fiscal 2010 compared to the repurchase of approximately 60 million shares at an aggregate cost of $1.4 billion during the second quarter of Fiscal 2009.

Capital Expenditures — During the second quarter and first half of Fiscal 2010, we spent approximately $99 million and $179 million, respectively, on property, plant, and equipment primarily on our global expansion efforts and infrastructure investments in order to support future growth. Product demand, product mix, and the increased use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Capital expenditures for Fiscal 2010, related to our continued expansion worldwide, are currently expected to reach approximately $400 million. These expenditures are expected to be funded from our cash flows from operating activities.

Restricted Cash — Pursuant to an agreement between Dell and CIT, we are required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to our private label credit card, and deferred servicing revenue. Restricted cash in the amount of $168 million and $213 million is included in other current assets at July 31, 2009, and January 30, 2009, respectively.

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for a description of recently issued and adopted accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the second quarter of Fiscal 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is set forth under Note 8 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements,” and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

For a description of the risk factors affecting our business and results of operations, see “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of Dell’s stockholders was held on July 17, 2009. At that meeting, the following four proposals were submitted to a vote of Dell’s stockholders:

(1)	Proposal 1 (Election of Directors) — A proposal for the election of the persons who will serve as Dell’s directors until next year’s annual meeting.

(2)	Proposal 2 (Ratification of Independent Auditor) — A proposal for the ratification of the Audit Committee’s selection of PricewaterhouseCoopers LLP as Dell’s independent auditor for Fiscal 2010.

(3)	Stockholder Proposal 1 (Reimbursement of Proxy Expenses) — A proposal to amend our Bylaws to provide for the reimbursement of certain proxy expenses incurred in connection with a stockholder proposed director nomination.

(4)	Stockholder Proposal 2 (Adopt Simple Majority Vote) — A proposal to amend our Certificate of Incorporation and Bylaws to provide for a simple majority vote requirement for matters brought before stockholders.

Proposal 1, Proposal 2 and Stockholder Proposal 2 were approved, and Stockholder Proposal 1 was not approved. The following table sets forth the results of the voting:

	Number of Votes

Proposal 1:	For	Withheld

Election of Directors:
James W. Breyer	1,636,653,739	32,156,742
Donald J. Carty	1,631,633,628	37,176,854
Michael S. Dell	1,627,397,709	41,412,773
William H. Gray, III	1,396,321,550	272,488,932
Sallie L. Krawcheck	1,643,632,411	25,178,040
Judy C. Lewent	1,646,325,730	22,484,752
Thomas W. Luce, III	1,482,484,852	186,325,630
Klaus S. Luft	1,599,449,293	69,361,188
Alex J. Mandl	1,627,064,605	41,745,877
Samuel A. Nunn, Jr.	1,399,029,662	269,780,819

Proposal 2:	For	Against	Abstain	Broker Non-Votes

Ratification of Independent Auditor	1,643,819,083	21,507,204	3,484,193

Stockholder Proposal 1:
Reimbursement of Proxy Expenses	490,597,816	901,757,293	19,857,894	256,597,477

Stockholder Proposal 2:
Adopt Simple Majority Vote	973,083,305	437,260,886	1,863,616	256,602,673

ITEM 6.	EXHIBITS

Exhibits — See Index to Exhibits below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC.

/s/  THOMAS W. SWEET
Thomas W. Sweet
Vice President, Corporate Finance and
Chief Accounting Officer
(On behalf of the registrant and as
principal accounting officer)
Date: September 3, 2009

INDEX TO EXHIBITS

Exhibit
No.			Description of Exhibit

3.1		—	Restated Certificate of Incorporation, filed February 1, 2006 (incorporated by reference to Exhibit 3.3 of Dell’s Current Report on Form 8-K filed on February 2, 2006, Commission File No. 0-17017)

3.2		—	Restated Bylaws, as amended and effective March 8, 2007 (incorporated by reference to Exhibit 3.1 of Dell’s Current Report on Form 8-K filed on March 13, 2007, Commission File No. 0-17017)

4.1		—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)

4.2		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)

4.3		—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)

4.4		—	Indenture, dated as of April 17, 2008, between Dell Inc. and The Bank of New York Trust Company, N.A., as trustee (including the form of notes) (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed April 17, 2008, Commission file No. 0-17017)

4.5		—	Indenture, dated April 6, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission file No. 0-17017)

4.6		—	First Supplemental Indenture, dated April 6, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission file No. 0-17017)

4.7		—	Form of 5.625% Notes due 2014 (incorporated by reference to Exhibit 4.3 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission file No. 0-17017)

4.8		—	Second Supplemental Indenture, dated as of June 15, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission file No. 0-17017)

4.9		—	Form of 3.375% Notes due 2012 (incorporated by reference to Exhibit 4.2 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission file No. 0-17017)

4.10		—	Form of 5.875% Notes due 2019 (incorporated by reference to Exhibit 4.3 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission file No. 0-17017)

10.1	*†	—	Form of Indemnification Agreement between Dell and each Director and Officer of Dell

10.2	*†	—	Form of Senior Executive Officer New Hire Stock Unit Agreement under the Amended and Restated 2002 Long-Term Incentive Plan

31.1†		—	Certification of Michael S. Dell, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	—	Certification of Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	—	Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.