Form 10-Q/A
period 2009-07-31
DELL INC
filed 2009-09-11
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                     .
Commission File Number: 0-17017
Dell Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2487834
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)
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

Large accelerated filer ☑	Accelerated filer☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of the close of business on August 28, 2009, 1,955,623,326 shares of common stock, par value $.01 per share, were outstanding.

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURE
INDEX TO EXHIBITS
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Explanatory Note
Dell Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended July 31, 2009 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on September 3, 2009, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.
No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
See Index to Exhibits beginning on page 3.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DELL INC.

Date: September 11, 2009	/s/ THOMAS W. SWEET
Thomas W. Sweet
Vice President, Corporate Finance and Chief Accounting Officer (On behalf of the registrant and as principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.		Description of Exhibit

3.1	—	Restated Certificate of Incorporation, filed February 1, 2006 (incorporated by reference to Exhibit 3.3 of Dell’s Current Report on Form 8-K filed on February 2, 2006, Commission File No. 0-17017)

3.2	—	Restated Bylaws, as amended and effective March 8, 2007 (incorporated by reference to Exhibit 3.1 of Dell’s Current Report on Form 8-K filed on March 13, 2007, Commission File No. 0-17017)

4.1	—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission
File No. 0-17017)

4.2	—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)

4.3	—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)

4.4	—	Indenture, dated as of April 17, 2008, between Dell Inc. and The Bank of New York Trust Company, N.A., as trustee (including the form of notes) (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed April 17, 2008, Commission file No. 0-17017)

4.5	—	Indenture, dated April 6, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission file No. 0-17017)

4.6	—	First Supplemental Indenture, dated April 6, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission file No. 0-17017)

4.7	—	Form of 5.625% Notes due 2014 (incorporated by reference to Exhibit 4.3 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission file No. 0-17017)

4.8	—	Second Supplemental Indenture, dated as of June 15, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission file No. 0-17017)

4.9	—	Form of 3.375% Notes due 2012 (incorporated by reference to Exhibit 4.2 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission file No. 0-17017)

4.10	—	Form of 5.875% Notes due 2019 (incorporated by reference to Exhibit 4.3 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission file No. 0-17017)

10.1*†	—	Form of Indemnification Agreement between Dell and each Director and Officer of Dell

10.2*†	—	Form of Senior Executive Officer New Hire Stock Unit Agreement under the Amended and Restated 2002 Long-Term Incentive Plan

Exhibit
No.		Description of Exhibit

31.1†	—	Certification of Michael S. Dell, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	—	Certification of Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	—	Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS§	—	XBRL Instance Document.

101.SCH§	—	XBRL Taxonomy Extension Schema Document.

101.CAL§	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB§	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE§	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF§	—	XBRL Taxonomy Extension Definition Linkbase Document.

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Previously Filed.

††	Previously Furnished.

§	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

4