Form 10-Q
period 2009-10-30
DELL INC
filed 2009-12-03
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2009
Or

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

As of the close of business on November 27, 2009, 1,956,656,359 shares of common stock, par value $.01 per share, were outstanding.

INDEX

Page

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Position at October 30, 2009 (unaudited), and January 30, 2009	1
Condensed Consolidated Statements of Income for the three and nine months ended October 30, 2009 (unaudited), and October 31, 2008 (unaudited)	2
Condensed Consolidated Statement of Cash Flows for the nine months ended October 30, 2009 (unaudited), and October 31, 2008 (unaudited)	3
Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	45
Item 4. Controls and Procedures	45
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	47
Item 1A. Risk Factors	47
Item 6. Exhibits	47
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DELL INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	October 30,	January 30,
	2009	2009
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$12,795	$8,352
Short-term investments	331	740
Accounts receivable, net	5,279	4,731
Financing receivables, net	2,318	1,712
Inventories, net	952	867
Other current assets	3,196	3,749

Total current assets	24,871	20,151
Property, plant, and equipment, net	1,978	2,277
Investments	828	454
Long-term financing receivables, net	311	500
Goodwill	1,748	1,737
Purchased intangible assets, net	607	724
Other non-current assets	682	657

Total assets	$31,025	$26,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$351	$113
Accounts payable	9,947	8,309
Accrued and other	3,687	3,788
Short-term deferred enhanced services revenue	2,876	2,649

Total current liabilities	16,861	14,859
Long-term debt	3,442	1,898
Long-term deferred enhanced services revenue	3,054	3,000
Other non-current liabilities	2,643	2,472

Total liabilities	26,000	22,229

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock and capital in excess of $.01 par value; shares
authorized: 5; issued and outstanding: none	-	-
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 3,350 and 3,338, respectively;
shares outstanding: 1,956 and 1,944, respectively	11,351	11,189
Treasury stock at cost: 919 shares	(27,904)	(27,904)
Retained earnings	21,776	20,677
Accumulated other comprehensive (loss) income	(198)	309

Total stockholders’ equity	5,025	4,271

Total liabilities and stockholders’ equity	$31,025	$26,500

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2009	2008	2009	2008

Net revenue:
Products	$10,746	$12,970	$31,601	$41,073
Services, including software related	2,150	2,192	6,401	6,600

Total net revenue	12,896	15,162	38,002	47,673

Cost of net revenue:
Products	9,269	10,958	27,033	34,966
Services, including software related	1,394	1,351	4,177	4,062

Total cost of net revenue	10,663	12,309	31,210	39,028

Gross margin	2,233	2,853	6,792	8,645

Operating expenses:
Selling, general, and administrative	1,501	1,671	4,685	5,423
In-process research and development	-	-	-	2
Research, development, and engineering	155	167	445	487

Total operating expenses	1,656	1,838	5,130	5,912

Operating income	577	1,015	1,662	2,733
Investment and other income (expense), net	(63)	(6)	(107)	137

Income before income taxes	514	1,009	1,555	2,870
Income tax provision	177	282	456	743

Net income	$337	$727	$1,099	$2,127

Earnings per common share:
Basic	$0.17	$0.37	$0.56	$1.07

Diluted	$0.17	$0.37	$0.56	$1.06

Weighted-average shares outstanding:
Basic	1,956	1,953	1,953	1,993
Diluted	1,966	1,957	1,959	1,998

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	October 30,	October 31,
	2009	2008

Cash flows from operating activities:
Net income	$1,099	$2,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	593	573
Stock-based compensation	211	201
In-process research and development charges	-	2
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	58	(113)
Deferred income taxes	(33)	209
Provision for doubtful accounts - including financing receivables	290	199
Other	75	17
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(456)	(241)
Financing receivables	(556)	(28)
Inventories	(83)	65
Other assets	93	(648)
Accounts payable	1,551	(1,992)
Deferred enhanced services revenue	36	424
Accrued and other liabilities	(240)	370

Change in cash from operating activities	2,638	1,165

Cash flows from investing activities:
Investments:
Purchases	(1,182)	(1,150)
Maturities and sales	1,307	2,034
Capital expenditures	(249)	(401)
Proceeds from sale of facility and land	16	44
Acquisition of business, net of cash received	(3)	(165)

Change in cash from investing activities	(111)	362

Cash flows from financing activities:
Repurchase of common stock	-	(2,866)
Issuance of common stock under employee plans	-	79
Issuance of commercial paper (maturity 90 days or less), net	43	253
Proceeds from debt	1,748	1,519
Repayments of debt	(62)	(237)

Change in cash from financing activities	1,729	(1,252)

Effect of exchange rate changes on cash and cash equivalents	187	(129)

Change in cash and cash equivalents	4,443	146
Cash and cash equivalents at beginning of period	8,352	7,764

Cash and cash equivalents at end of period	$12,795	$7,910

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

Basis of Presentation — The accompanying Condensed Consolidated Financial Statements of Dell Inc. (“Dell”) should be read in conjunction with the Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2009. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries at October 30, 2009, the results of its operations for the three and nine months ended October 30, 2009, and October 31, 2008, and its cash flows for the nine months ended October 30, 2009, and October 31, 2008.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in Dell’s Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations and cash flows for the three and nine months ended October 30, 2009, and October 31, 2008, are not necessarily indicative of the results to be expected for the full year.

Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) is the authoritative body for financial accounting and reporting in the United States. On July 31, 2009, the FASB Accounting Standards Codification (“the Codification”) became the authoritative source of accounting principles to be applied to the financial statements of nongovernmental entities prepared in accordance with GAAP. The following is a list of recent pronouncements issued by the FASB:

Recently Issued and Adopted Accounting Pronouncements

—	Business Combinations: The pronouncement requires the acquisition method of accounting be applied to a broader set of business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. Dell adopted the pronouncement in the first quarter of Fiscal 2010. The adoption did not have a material impact on Dell’s Condensed Consolidated Financial Statements at the time of adoption, but the pronouncement will impact the accounting for acquisitions subsequent to that date, including Dell’s acquisition of Perot Systems Corporation (“Perot Systems”) on November 3, 2009. Management is currently evaluating the impact that the Perot Systems acquisition will have on Dell’s consolidated financial statements. See Note 13 of Notes to Condensed Consolidated Financial Statements for additional information.

—	Fair Value Measurements and Disclosures: The pronouncements define fair value, establish guidelines for measuring fair value, and expand disclosures regarding fair value measurements.

In the first quarter of Fiscal 2010, Dell adopted the fair value measurements guidance for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption did not have a material impact on Dell’s Condensed Consolidated Financial Statements. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.

In the second quarter of Fiscal 2010, Dell adopted the guidance for measuring the fair value of financial instruments when markets become inactive and quoted prices may reflect distressed transactions. The adoption did not have a material impact on Dell’s Condensed Consolidated Financial Statements. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In the second quarter of Fiscal 2010, Dell adopted the fair value disclosure provision that requires the reporting of interim disclosures about the fair value of financial instruments previously only disclosed on an annual basis. The adoption did not have any impact on Dell’s Condensed Consolidated Financial Statements as it relates only to disclosures. The required disclosures are included in Note 3 of Notes to Condensed Consolidated Financial Statements.

In the third quarter of Fiscal 2010, Dell adopted the fair value measurements guidance on the measurement of liabilities at fair value. In circumstances whereby a quoted market price in an active market for an identical liability is not available, an entity is required to use the quoted price of an identical liability traded as an asset, or if unavailable, quoted prices for similar liabilities traded as assets, or a valuation technique consistent with existing fair value principles. The adoption did not have a material impact on Dell’s Condensed Consolidated Financial Statements.

—	Noncontrolling Interests in Consolidated Financial Statements: The pronouncement requires the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment and presentation of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary, and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. Dell adopted the pronouncement in the first quarter of Fiscal 2010. The adoption did not have any impact on Dell’s Condensed Consolidated Financial Statements.

—	Derivative Instruments and Hedging Activities: The pronouncement requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments, and a tabular disclosure of the effects of such instruments and related hedged items on Financial Statements. The pronouncement does not change the accounting treatment for derivative instruments. Dell adopted the pronouncement in the first quarter of Fiscal 2010. The adoption did not have a material impact on Dell’s Condensed Consolidated Financial Statements. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.

—	Impairments of Debt Securities: The pronouncement changed the impairment recognition and presentation model for debt securities. An other-than-temporary impairment is now triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery in value, or the security is not expected to recover its entire amortized cost basis (“credit related loss”). Credit related losses on debt securities will be considered an other-than-temporary impairment recognized in earnings, and any other losses due to a decline in fair value relative to the amortized cost deemed not to be other-than-temporary will be recorded in other comprehensive income. Dell adopted the pronouncement in the second quarter of Fiscal 2010. The adoption did not have a material impact on Dell’s Condensed Consolidated Financial Statements. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.

—	Subsequent Events: The pronouncement codifies existing standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Dell adopted the pronouncement in the second quarter of Fiscal 2010. The adoption did not have any impact on Dell’s Condensed Consolidated Financial Statements. See Note 13 of Notes to Condensed Consolidated Financial Statements for additional information.

Recently Issued but Not Yet Adopted Accounting Pronouncements

—	Revenue Arrangements with Multiple Deliverables: The guidance amends the current revenue recognition guidance for multiple deliverable arrangements. It allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence, vendor objective evidence, or third-party evidence is unavailable. Additionally, it eliminates the residual method of revenue

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

recognition in accounting for multiple deliverable arrangements. The guidance is effective for fiscal years beginning on or after June 15, 2010 (Dell’s Fiscal 2012), but early adoption is permitted. Based on a preliminary evaluation, Management does not expect the adoption of this guidance to have a material impact on Dell’s Condensed Consolidated Financial Statements. Management is presently considering early adoption of the pronouncement in the first quarter of Fiscal 2011.

—	Revenue Arrangements with Software Elements: The pronouncement modifies the scope of the software revenue recognition guidance to exclude tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality. The pronouncement is effective for fiscal years beginning on or after June 15, 2010 (Dell’s Fiscal 2012), but early adoption is permitted. This guidance must be adopted in the same period an entity adopts the amended revenue arrangements with multiple deliverables guidance described above. Based on a preliminary evaluation, Management does not expect the adoption of this guidance to have a material impact on Dell’s Condensed Consolidated Financial Statements. Management is presently considering early adoption of the pronouncement in the first quarter of Fiscal 2011.

—	Variable Interest Entities and Transfers of Financial Assets and Extinguishments of Liabilities: The pronouncement on transfers of financial assets and extinguishments of liabilities removes the concept of a qualifying special-purpose entity and removes the exception from applying variable interest entity accounting to qualifying special-purpose entities. The new guidance on variable interest entities requires an entity to perform an ongoing analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. The pronouncements are effective for fiscal years beginning after November 15, 2009. Dell will adopt the pronouncements for interim and annual reporting periods beginning in the first quarter of Fiscal 2011. Dell expects the adoption of these two pronouncements to result in the consolidation of its qualifying special purpose entities beginning in the first quarter of Fiscal 2011. The impact of the required consolidations is not expected to be material to Dell’s financial position, net income, or cash flows. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information.

Reclassifications — To maintain comparability among the periods presented, Dell has revised the Fiscal 2009 presentation of the components of net revenue and cost of net revenue presented in the Condensed Consolidated Statements of Income in order to disclose net revenue and cost of net revenue for services as required by SEC Regulation S-X Rule 5-03 “Income Statements.” The revision had no impact to total net revenue and total cost of net revenue. Dell has revised the presentation of certain prior period amounts reported within cash flows from operating activities presented in the Condensed Consolidated Statement of Cash Flows. The revision had no impact to the total change in cash from operating activities.

NOTE 2 — INVENTORIES

	October 30,	January 30,
	2009	2009
	(in millions)

Inventories, net:
Production materials	$459	$454
Work-in-process	150	150
Finished goods	343	263

Inventories, net	$952	$867

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

	October 30, 2009				January 30, 2009
	Fair		Unrealized	Unrealized	Fair		Unrealized	Unrealized
	Value	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)
				(in millions)

Investments
Debt securities:
U.S. government and agencies	$112	$112	$-	$-	$539	$537	$3	$(1)
U.S. corporate	602	602	3	(3)	484	491	2	(9)
International corporate	334	334	1	(1)	78	77	1	(0)
State and municipal governments	3	3	-	-	5	5	0	-

Total debt securities	1,051	1,051	4	(4)	1,106	1,110	6	(10)
Equity and other securities	108	108	-	-	88	88	-	-

Total investments	$1,159	$1,159	$4	$(4)	$1,194	$1,198	$6	$(10)

Dell’s investments in debt securities are classified as available-for-sale. Equity and other securities primarily relate to investments held in Dell’s Deferred Compensation Plan, which are classified as trading securities. These securities are reported at fair value (based on quoted prices and market observable inputs) using the specific identification method. All other investments are initially recorded at cost and reduced for any impairment losses. The fair value of Dell’s portfolio is affected primarily by interest rate movements rather than credit and liquidity risks. Dell attempts to mitigate interest rate, credit, and liquidity risks by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with an A-1 rating, limiting the amount that can be invested in any single issuer, and investing primarily in shorter term investments whose market value is less sensitive to interest rate changes. As part of its cash and risk management process, Dell performs periodic evaluations of the credit standing of the institutions in accordance with its investment policy. Most of Dell’s investments in debt securities have effective maturities of less than five years.

The following table summarizes Dell’s debt securities, including securities classified as cash equivalents, that had unrealized losses as of October 30, 2009, and their duration:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
			(in millions)

Debt securities:
U.S. government and agencies	$10	$-	$1	$-	$11	$-
U.S. corporate	137	(2)	5	(1)	142	(3)
International corporate	178	(1)	-	-	178	(1)

Total debt securities	$325	$(3)	$6	$(1)	$331	$(4)

At October 30, 2009, Dell held investments in 77 debt securities that had fair value below their carrying values for a period of less than 12 months and 3 debt securities that had fair value below their carrying values for a period of 12 months or more. The unrealized losses are due to interest rate movements and are expected to be recovered over the contractual term of the instruments.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

At the beginning of the second quarter of Fiscal 2010, Dell adopted the new pronouncement that changed the impairment recognition and presentation model for debt securities. Dell reviews its investment portfolio quarterly to determine if any investment is other-than-temporarily impaired. Under the amended impairment model for debt securities, an other-than-temporary impairment (“OTTI”) loss is recognized in earnings if the entity has the intent to sell the debt security, or if it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, if an entity does not expect to sell a debt security, it still evaluates expected cash flows to be received and determines if a credit loss exists. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized currently in earnings. Amounts relating to factors other than credit losses are recorded in other comprehensive income. Upon adoption of the new pronouncement at the beginning of the second quarter of Fiscal 2010, the amounts Dell recorded for the cumulative-effect adjustment were immaterial. As of October 30, 2009, Dell evaluated debt securities classified as available for sale for OTTI and the existence of credit losses. Dell did not record any loss for OTTI during the third quarter of Fiscal 2010.

The following table summarizes recognized gains and losses on investments recorded in investment and other income (expense), net:

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2009	2008	2009	2008
		(in millions)

Gains	$1	$2	$5	$14
Losses	(1)	(1)	(4)	(24)

Net recognized gains (losses)	$-	$1	$1	$(10)

Derivative Instruments and Hedging Activities

Foreign Currency Instruments

As part of its risk management strategy, Dell uses derivative instruments, primarily forward contracts and purchased options, to hedge certain foreign currency exposures. Dell’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. Dell applies hedge accounting based upon the criteria established by accounting guidance for derivative instruments and hedging activities, including designation of its derivatives as fair value hedges or cash flow hedges and assessment of hedge effectiveness. Dell estimates the fair values of derivatives using internal models based on market observable inputs, including forward and spot prices for currencies and implied volatilities, and records all derivatives in its Consolidated Statement of Financial Position at fair value.

Cash Flow Hedges

Dell uses a combination of forward contracts and purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions denominated in currencies other than the U.S. dollar. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is entered into until the time it is settled. These contracts typically expire in 12 months or less. For derivative instruments that are designated and qualify as cash flow hedges, Dell records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income (loss) (“OCI”) as a separate component of stockholders’ equity and reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. Dell reports the effective portion of cash flow hedges in the same financial statement line item within earnings as the changes in value of the hedged item.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

For foreign currency forward contracts and purchased options designated as cash flow hedges, Dell assesses hedge effectiveness both at the onset of the hedge as well as at the end of each fiscal quarter throughout the life of the derivative. Dell measures hedge ineffectiveness by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item, both of which are based on forward rates. Dell recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in earnings as a component of investment and other income (expense), net. Hedge ineffectiveness for cash flow hedges was not material for the three and nine months ended October 30, 2009. During the three and nine months ended October 30, 2009, Dell did not discontinue any cash flow hedges that had a material impact on Dell’s results of operations, as substantially all forecasted foreign currency transactions were realized in Dell’s actual results.

As of October 30, 2009, the total notional amount of foreign currency option and forward contracts designated as cash flow hedges was $6.6 billion from selling local currency.

The following tables summarize the fair value of the foreign exchange contracts on the Condensed Consolidated Statement of Financial Position, as well as the amount of hedge ineffectiveness on cash flow hedges recorded in earnings for the respective periods:

	Gain (Loss)
	Recognized
	in Accumulated
	OCI, Net	Location of Gain (Loss)	Gain (Loss) Reclassified	Location of Gain (Loss)	Gain (Loss)
Derivatives in	of Tax, on	Reclassified from	from Accumulated	Recognized in Income	Recognized in
Cash Flow	Derivatives	Accumulated OCI into	OCI into Income	on Derivative	Income on Derivative
Hedging Relationships	(Effective Portion)	Income (Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
	(in millions)

For the Three Months Ended October 30, 2009
Foreign exchange		Total net revenue	$(166)	Investment and other
contracts	$(144)	Total cost of net revenue	(6)	income (expense), net	$(1)

Total	$(144)		$(172)		$(1)

For the Nine Months Ended October 30, 2009
Foreign exchange		Total net revenue	$(92)	Investment and other
contracts	$(557)	Total cost of net revenue	(16)	income (expense), net	$(1)

Total	$(557)		$(108)		$(1)

Other Foreign Currency Derivative Instruments

Dell uses forward contracts to hedge monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in the fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. These contracts generally expire in three months or less. These contracts are considered economic hedges and are not designated as hedges under derivative instruments and hedging activities accounting, and therefore, the change in the instrument’s fair value is recognized currently in earnings as a component of investment and other income (expense), net. For the third quarter and first nine months of Fiscal 2010, losses recognized on foreign currency forward contracts were $64 million and $90 million, respectively. As of October 30, 2009, the total notional amount of other foreign currency forward contracts not designated as hedges was $987 million from buying local currency.

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

Dell presents its derivative instruments on a net basis in the statement of financial position due to right of offset by counterparty under master netting arrangements. The fair value of those derivative instruments presented on a gross basis for the period is as follows:

	October 30, 2009
	Other Current	Other Current	Total
	Assets	Liabilities	Fair Value
	(in millions)

Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$15	$74	$89
Foreign exchange contracts in a liability position	(11)	(211)	(222)

Net asset (liability)	4	(137)	(133)

Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	40	81	121
Foreign exchange contracts in a liability position	(37)	(122)	(159)

Net asset (liability)	3	(41)	(38)

Total derivatives at fair value	$7	$(178)	$(171)

Dell has reviewed the existence and nature of credit-risk-related contingent features in derivative trading agreements with its counterparties. Certain agreements contain clauses whereby upon a change of control and if Dell’s credit ratings were to fall below investment grade, counterparties would have the right to terminate those derivative contracts where Dell is in a net liability position. As of October 30, 2009, there have been no such triggering events.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Debt

The following table summarizes Dell’s long-term and short-term debt:

	October 30,	January 30,
	2009	2009
	(in millions)

Long-Term Debt
Notes:
$400 million issued on June 10, 2009, at 3.375% due June 2012 (“2012 Notes”) with interest payable June 15 and December 15	$400	$-

$600 million issued on April 17, 2008, at 4.70% due April 2013 (“2013 Notes”) with interest payable April 15 and October 15	599	599

$500 million issued on April 1, 2009, at 5.625% due April 2014 (“2014 Notes”) with interest payable April 15 and October 15	500	-

$500 million issued on April 17, 2008, at 5.65% due April 2018 (“2018 Notes”) with interest payable April 15 and October 15	499	499

$600 million issued on June 10, 2009, at 5.875% due June 2019 (“2019 Notes”) with interest payable June 15 and December 15	600	-

$400 million issued on April 17, 2008, at 6.50% due April 2038 (“2038 Notes”) with interest payable April 15 and October 15	400	400

Senior Debentures
$300 million issued in April 1998 at 7.10% due April 2028 with interest payable April 15 and October 15 (includes the unamortized amount related to interest rate swap terminations)	395	400

Other
India term notes	49	-

Total long-term debt	3,442	1,898

Short-Term Debt
Commercial paper	351	100
Other	-	13

Total short-term debt	351	113

Total debt	$3,793	$2,011

Long-Term Debt

During Fiscal 2010, Dell issued the 2012 Notes, 2014 Notes, and the 2019 Notes (collectively, the “Notes”). The net proceeds from the Notes, after payment of expenses, were approximately $994 million for the 2012 Notes and the 2019 Notes and $497 million for the 2014 Notes. The estimated fair value of all the notes included in long-term debt was approximately $3.2 billion at October 30, 2009, compared to a carrying value of $3.0 billion at that date.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The principal amount of the Senior Debentures was $300 million at October 30, 2009. The estimated fair value of the long-term debt was approximately $333 million at October 30, 2009, compared to a carrying value of $395 million at that date. The carrying value includes an unamortized amount related to the termination of interest rate swap agreements, that were previously designated as hedges of the debt, in the fourth quarter of Fiscal 2009.

The Indentures governing the Notes and the Senior Debentures contain customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, and certain events of bankruptcy and insolvency. The Indentures also contain covenants limiting Dell’s ability to create certain liens; enter into sale-and-lease back transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of Dell’s assets to another person.

As of October 30, 2009, there were no events of default with respect to the Notes and the Senior Debentures.

Commercial Paper

Dell has a $1.5 billion commercial paper program with a supporting $1.5 billion senior unsecured revolving credit facility that allows Dell to obtain favorable short-term borrowing rates. The credit facility requires compliance with conditions that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio. Amounts outstanding under the facility may be accelerated for events of default, including failure to pay principal or interest, breaches of covenants, or non-payment of judgments or debt obligations. There were no events of default as of October 30, 2009.

At October 30, 2009, and January 30, 2009, there were $351 million and $100 million, respectively, outstanding under the commercial paper program. The weighted-average interest rate on these outstanding short-term borrowings was 0.28% and 0.19%, respectively. There were no outstanding advances under the related revolving credit facilities for the respective periods. Dell uses the proceeds of the program for short-term liquidity needs.

India Term Notes

Dell India Pvt Ltd, Dell’s wholly-owned subsidiary, entered into two-year term note agreements on October 15, 2009, with Citibank N.A, Bangalore Branch India and Citicorp Finance (India) Limited for working capital needs and drew down on October 28, 2009, against the two-year term notes. Principal is due on the notes on October 28, 2011, and interest of 8.9% is paid monthly. The term notes contain customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, misrepresentation, change of ownership, and certain events of bankruptcy and insolvency. Dell India Pvt Ltd has the right to prepay principal at a 1% pre-payment premium. At October 30, 2009, there was approximately $49 million outstanding on the notes, which is included in long-term debt on Dell’s Condensed Consolidated Statement of Financial Position. There have been no events of default.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 — FAIR VALUE MEASUREMENTS

Fair Value Measurements

The following tables present the hierarchy for Dell’s assets and liabilities measured at fair value on a recurring basis as of October 30, 2009, and January 30, 2009:

	October 30, 2009				January 30, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted				Quoted
	Prices				Prices
	in Active	Significant			in Active	Significant
	Markets for	Other	Significant		Markets for	Other	Significant
	Identical	Observable	Unobservable		Identical	Observable	Unobservable
	Assets	Inputs	Inputs		Assets	Inputs	Inputs
	(in millions)

Assets:
Cash equivalents	$-	$28	$-	$28	$-	$56	$-	$56
Debt Securities:
U.S. government and agencies	-	112	-	112	-	539	-	539
U.S. corporate	-	573	29	602	-	457	27	484
International corporate	-	334	-	334	-	78	-	78
State & municipal bonds	-	3	-	3	-	5	-	5
Equity and other securities	-	93	-	93	1	73	-	74
Retained interest	-	-	134	134	-	-	396	396
Derivative instruments	-	7	-	7	-	627	-	627

Total assets	$-	$1,150	$163	$1,313	$1	$1,835	$423	$2,259

Liabilities:
Derivative instruments	$-	$178	$-	$178	$-	$131	$-	$131

Total liabilities	$-	$178	$-	$178	$-	$131	$-	$131

The following section describes the valuation methodologies Dell uses to measure financial instruments at fair value:

Cash Equivalents — The majority of Dell’s cash equivalents consist of commercial paper and U.S. treasuries with original maturities of less than ninety days and are valued at fair value which approximates cost. The valuation is based on models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. Dell utilizes a pricing service to assist in obtaining fair value pricing for the majority of this investment portfolio. Dell conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Debt Securities — The majority of Dell’s debt securities consists of various fixed income securities such as U.S. government and agencies, U.S. and international corporate, and state and municipal bonds. This portfolio of investments is valued based on model driven valuations, whereby all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. Dell utilizes a pricing service to assist management in obtaining fair value pricing for the majority of the investment portfolio. Pricing for securities is based on proprietary models, and inputs are documented in accordance with the fair value measurements hierarchy. Dell conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant valuation inputs have changed that would impact the fair value hierarchy disclosure. The Level 3

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

position as of October 30, 2009, and January 30, 2009, represents a convertible debt security that Dell was unable to corroborate with observable market data. The investment is valued at cost plus accrued interest as this is management’s best estimate of fair value.

Equity and Other Securities — The majority of Dell’s investments in equity and other securities consists of various mutual funds and equity securities. The Level 1 securities are valued using quoted prices for identical assets in active markets. The Level 2 securities include various mutual funds held in Dell’s Deferred Compensation Plan. The valuation is based on models whereby all significant inputs are observable or can be derived from or corroborated by observable market data.

Retained Interest in Securitized Receivables — The fair value of the retained interest is determined using a discounted cash flow model. Significant assumptions to the model include pool credit losses, payment rates, and discount rates. These assumptions are supported by both historical experience and anticipated trends relative to the particular receivable pool. Retained interest in securitized receivables is included in financing receivables, short-term and long-term, on the Condensed Consolidated Statements of Financial Position. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information about the retained interest.

Derivative Instruments — Dell’s derivative financial instruments consist of foreign currency forward and purchased option contracts. The portfolio is valued using internal models based on market observable inputs, including forward and spot prices for currencies and implied volatilities. Credit risk is factored into the fair value calculation of Dell’s derivative instrument portfolio. Credit risk is determined for the net position of each counterparty with the use of credit default spreads of either Dell, if in a net liability position, or the relevant counterparty, when in a net asset position.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs for the three and nine months ended October 30, 2009, and October 31, 2008:

	Three Months Ended
	October 30, 2009			October 31, 2008
	Retained	U.S.		Retained	U.S.
	Interest	Corporate	Total	Interest	Corporate	Total
			(in millions)

Balance at beginning of the period	$119	$29	$148	$312	$26	$338
Net unrealized gains included in earnings(a)	9	-	9	10	1	11
Issuances and settlements	6	-	6	(14)	-	(14)

Balance at end of period	$134	$29	$163	$308	$27	$335

	Nine Months Ended
	October 30, 2009			October 31, 2008
	Retained	U.S.		Retained	U.S.
	Interest	Corporate	Total	Interest	Corporate	Total
	(in millions)

Balance at beginning of period	$396	$27	$423	$223	$-	$223
Net unrealized gains included in earnings(a)	17	2	19	7	2	9
Issuances and settlements	223	-	223	78	-	78
Purchases	-	-	-	-	25	25
Impact of special purpose entity consolidation(b)	(502)	-	(502)	-	-	-

Balance at end of period	$134	$29	$163	$308	$27	$335

(a)	The unrealized gains on equity and other includes accrued interest.

(b)	See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information about the impact of the special purpose entity consolidation.

Unrealized gains on the retained interest and the convertible debt security are reported in income.

Other Financial Items Measured at Fair Value on a Nonrecurring Basis — Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the above recurring fair value table. The balances relate primarily to investments accounted for under the cost method and are not material relative to Dell’s consolidated statement of financial position. There were no material nonrecurring fair value adjustments to earnings for the quarter or nine months ended October 30, 2009. These investment balances, included in equity and other securities, approximate $15 million and $14 million, respectively.

Nonfinancial Items Measured at Fair Value on a Nonrecurring Basis — Nonfinancial assets such as goodwill and intangible assets are measured at fair value when there is an indicator of impairment and recorded at fair value only

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

when impairment is recognized. No impairment charges of goodwill and intangible assets were recorded for the quarter or nine months ended October 30, 2009. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information about goodwill and intangible assets.

NOTE 5 — FINANCIAL SERVICES

Dell Financial Services L.L.C.

Dell offers or arranges various financing options and services for its business and consumer customers in the U.S. through Dell Financial Services L.L.C. (“DFS”), a wholly-owned subsidiary of Dell. DFS’s key activities include the origination, collection, and servicing of customer receivables related to the purchase of Dell products. New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services through DFS, were $0.9 billion and $1.0 billion, during the three months ended October 30, 2009, and October 31, 2008, respectively, and $2.6 billion and $3.3 billion for the nine months ended October 30, 2009, and October 31, 2008, respectively.

Financing Receivables

The following table summarizes the components of Dell’s financing receivables:

	October 30,	January 30,
	2009	2009
	(in millions)

Financing receivables
Customer receivables
Revolving loans	$1,185	$963
Fixed-term leases and loans	736	723

Subtotal	1,921	1,686
Customer receivables previously unconsolidated	499	-
Allowance for losses	(182)	(149)

Customer receivables, net	2,238	1,537
Residual interest	257	279
Retained interest	134	396

Financing receivables, net	$2,629	$2,212

Short-term	$2,318	$1,712
Long-term	311	500

Financing receivables, net	$2,629	$2,212

Customer Receivables

The following is the description of the components of Dell’s customer receivables:

—	Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. Revolving loans bear interest at a variable annual percentage rate that is tied to the prime rate. Based on historical payment patterns, revolving loan transactions are typically repaid on average within 12 months. Revolving loans are included in short-term financing receivables in the table above. From time to time, account holders may have the

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full by a specific date, no interest is charged. These special programs generally range from 3 to 12 months.

—	Dell enters into sales-type lease arrangements with customers who desire lease financing. Leases with business customers have fixed terms of two to five years. Future maturities of minimum lease payments at October 30, 2009, for future fiscal years are as follows: 2010 - $91 million; 2011 — $249 million; 2012 — $160 million; 2013 — $49 million; and 2014 — $4 million. Fixed-term loans are offered to qualified small businesses, large commercial accounts, governmental organizations, and educational entities.

Delinquency and charge-off statistics for customer receivables (excluding customer receivables previously unconsolidated) are:

—	As of October 30, 2009, and January 30, 2009, customer financing receivables 60 days or more delinquent were $65 million and $58 million, respectively. These amounts represent 3.4% of the ending gross customer financing receivables balance for both periods.

—	Net principal charge-offs for the three months ended October 30, 2009, and October 31, 2008, were $30 million and $22 million, respectively. These amounts, when annualized, represent 6.6% and 6.0% of the average gross outstanding customer financing receivables balance (including accrued interest) for the respective three month periods.

—	Net principal charge-offs for the nine months ended October 30, 2009, and October 31, 2008, were $90 million and $60 million, respectively. These amounts, when annualized, represent 6.6% and 5.0% of the average gross outstanding customer financing receivables balance (including accrued interest) for the respective nine month periods.

Customer Receivables Previously Unconsolidated

During the second quarter of Fiscal 2010, the beneficial interest in the revolving securitization conduit owned by third parties fell below 10%, and the previously qualifying special purpose entity was consolidated. Upon consolidation, these customer receivables were recorded at a fair value of $561 million and retained interest of $502 million was eliminated. Corresponding short-term debt of $48 million, also recorded at the time of consolidation, was retired during the third quarter of Fiscal 2010.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

and anticipated trends relative to the particular receivable pool. The key valuation assumptions for retained interest can be affected by many factors, including repayment terms and the credit quality of receivables securitized.

The following table summarizes the activity in retained interest balances for the three and nine months ended October 30, 2009, and October 31, 2008:

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2009	2008	2009	2008
		(in millions)

Retained interest at beginning of period	$119	$312	$396	$223
Issuances	33	59	285	291
Distributions from conduits	(27)	(73)	(62)	(213)
Net accretion	4	11	28	31
Change in fair value for the period	5	(1)	(11)	(24)
Impact of special purpose entity consolidation	-	-	(502)	-

Retained interest at end of period	$134	$308	$134	$308

The table below summarizes the key assumptions used to measure the fair value of the retained interest at time of transfer within the quarter and at the balance sheet date, October 30, 2009:

	Weighted Average Key Assumptions
	Monthly	Credit	Discount
	Payment Rates	Losses	Rates	Life
		(lifetime)	(annualized)	(months)

Time of transfer valuation of retained interest	5%	1%	12%	19
Valuation of retained interest	8%	3%	12%	14

The impact of adverse changes to the key valuation assumptions to the fair value of retained interest at October 30, 2009, is shown in the following table:

October 30, 2009
(in millions)

Adverse Change of:
Expected prepayment speed: 10%	$(0.2)
Expected prepayment speed: 20%	$(0.2)

Expected credit losses: 10%	$(1.1)
Expected credit losses: 20%	$(2.3)

Discount rate: 10%	$(1.6)
Discount rate: 20%	$(3.1)

The analyses above utilized 10% and 20% adverse variation in assumptions to assess the sensitivities in the fair value of the retained interest. However, these changes generally cannot be extrapolated because the relationship between a change in one assumption to the resulting change in fair value may not be linear. For the above sensitivity analyses, each key assumption was isolated and evaluated separately. Each assumption was adjusted by 10% and 20% while holding the other key assumptions constant. Assumptions may be interrelated, and changes to one

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

assumption may impact others and the resulting fair value of the retained interest. For example, increases in market interest rates may result in lower prepayments and increases in credit losses. The effect of multiple assumption changes were not considered in the analyses.

Asset Securitization

During the first nine months of Fiscal 2010 and Fiscal 2009, Dell securitized $641 million and $1.1 billion, respectively, of fixed-term leases and loans and revolving loans via special purpose entities. The purpose of these special purpose entities is to facilitate the funding of financing receivables in the capital markets. The special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Two of the three conduits fund fixed-term leases and loans, and one conduit funded revolving loans until it initiated scheduled amortization and was consolidated in July 2009. We expect to consolidate the other two special purpose entities in the first quarter of Fiscal 2011 in accordance with the new FASB pronouncement on variable interest entities and transfers of financial assets and extinguishment of financial liabilities. As of October 30, 2009, the unpaid principal balance of these unconsolidated securitized receivables were $747 million, and the associated debt was $616 million. Dell’s securitization transactions generally do not result in servicing assets and liabilities as the contractual fees are adequate compensation in relation to the associated servicing cost.

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

Delinquency and charge-off statistics for securitized fixed-term leases and loans held by unconsolidated special purpose entities are:

—	As of October 30, 2009, and January 30, 2009, the unpaid principal balance of securitized receivables were $747 million and $680 million, respectively. As of October 30, 2009, and January 30, 2009, securitized financing receivables 60 days or more delinquent were $14 million for both periods. These amounts represent 1.9% and 2.1% of the ending securitized financing receivables balances for the respective periods.

—	Net principal charge-offs for the three months ended October 30, 2009, and October 31, 2008, were $2 million and $5 million, respectively. These amounts when annualized represent 0.8% and 2.7% of the average outstanding securitized financing receivable balance for the respective three month periods.

—	Net principal charge-offs for the nine months ended October 30, 2009, and October 31, 2008, were $10 million and $16 million, respectively. These amounts when annualized represent 1.8% and 3.0% of the average outstanding securitized financing receivable balance for the respective nine month periods.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill allocated to Dell’s business segments as of October 30, 2009, and January 30, 2009, and changes in the carrying amount of goodwill were as follows:

	Large		Small and
	Enterprise	Public	Medium Business	Consumer	Total
	(in millions)

Balance at January 30, 2009	$677	$411	$354	$295	$1,737
Adjustments	6	2	-	3	11

Balance at October 30, 2009	$683	$413	$354	$298	$1,748

Goodwill and indefinite lived intangibles are tested annually during the second fiscal quarter and whenever events or circumstances indicate impairment may have occurred. If the carrying amount of goodwill exceeds its fair value, estimated based on discounted cash flow analyses, an impairment charge would be recorded. Based on the results of its annual impairment tests during the first half of Fiscal 2010, Dell determined that no impairment of goodwill and indefinite lived intangible assets existed at July 31, 2009. Further, no triggering events have transpired since July 31, 2009, that would indicate a potential impairment of goodwill as of October 30, 2009. Dell does not have any accumulated goodwill impairment charges as of October 30, 2009. The goodwill adjustments are primarily the result of contingent purchase price considerations related to prior period acquisitions and the effects of foreign currency fluctuations.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 — WARRANTY LIABILITY AND RELATED DEFERRED ENHANCED SERVICES REVENUE

Revenue from extended warranty and service contracts, including support agreements, for which Dell is obligated to perform, is recorded as deferred enhanced services revenue and subsequently recognized over the term of the contract or when the service is completed, and the costs associated with these contracts are recognized as incurred. Deferred software related revenue is included in accrued and other current and other non-current liabilities on Dell’s Condensed Consolidated Statements of Financial Position. Dell records warranty liabilities at the time of sale for the estimated costs that may be incurred under its standard limited warranty. Changes in Dell’s deferred enhanced services revenue for extended warranties and service contracts and its warranty liability for standard warranties, which are included in accrued and other current and other non-current liabilities on Dell’s Condensed Consolidated Statements of Financial Position, are presented in the following tables:

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2009	2008	2009	2008
		(in millions)

Deferred enhanced services revenue:
Deferred enhanced services revenue at beginning of period	$5,826	$5,689	$5,649	$5,260
Revenue deferred for new extended warranty and services contracts sold	903	696	2,620	2,698
Revenue recognized	(799)	(812)	(2,339)	(2,385)

Deferred enhanced services revenue at end of period	$5,930	$5,573	$5,930	$5,573

Current portion	$2,876	$2,572	$2,876	$2,572
Non-current portion	3,054	3,001	3,054	3,001

Deferred enhanced services revenue	$5,930	$5,573	$5,930	$5,573

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2009	2008	2009	2008
	(in millions)

Warranty liability:
Warranty liability at beginning of period	$972	$1,078	$1,035	$929
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(a)	222	227	709	910
Services obligations honored	(295)	(283)	(845)	(817)

Warranty liability at end of period	$899	$1,022	$899	$1,022

Current portion	$540	$723	$540	$723
Non-current portion	359	299	359	299

Warranty liability	$899	$1,022	$899	$1,022

(a)	Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new warranty contracts. Dell’s warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Severance Costs and Facility Actions — In Fiscal 2008, Dell announced a comprehensive review of costs that is currently ongoing. Since this announcement and through the end of the third quarter of Fiscal 2010, Dell has reduced its headcount and closed or sold certain Dell facilities. Results of operations for the third quarter and first nine months of Fiscal 2010 include net pre-tax charges of $123 million and $395 million, respectively, for these actions, which is comprised of $22 million and $259 million, respectively, related to headcount reduction and $101 million and $136 million, respectively, related to facility actions. In the third quarter and first nine months of Fiscal 2009, costs related to severance and facility action expenses were $17 million and $148 million, respectively. As of October 30, 2009, and January 30, 2009, the accrual related to these cost reductions and efficiency actions was $180 million and $98 million, respectively, which is included in accrued and other liabilities in the Condensed Consolidated Statements of Financial Position. Cash paid related to these actions was $69 million and $248 million in the third quarter and first nine months of Fiscal 2010, respectively. Approximately $160 million of the accrual related to these actions is expected to be paid in the next twelve months.

Restricted Cash — Pursuant to an agreement between Dell and CIT Group Inc., Dell is required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to Dell’s private label credit card, and deferred servicing revenue. Restricted cash in the amount of $141 million and $213 million is included in other current assets in the Condensed Consolidated Statements of Financial Position at October 30, 2009, and January 30, 2009, respectively.

Legal Matters — Dell is involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time-to-time in the ordinary course of its business, including matters involving consumer, antitrust, tax, intellectual property, and other issues on a global basis. While Dell does not expect that the ultimate outcomes in these proceedings, individually or collectively, will have a material adverse effect on its business, financial position, results of operations, or cash flows, the results and timing of the ultimate resolutions of these various proceedings are inherently unpredictable. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material effect on Dell’s business, financial condition, results of operations, or cash flows, will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. Dell accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. Dell reviews these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and Dell’s views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in Dell’s accrued liabilities would be recorded in the period in which such determination is made.

The following is a discussion of Dell’s significant on-going legal matters and other proceedings.

Investigations and Related Litigation — In August 2005, the SEC initiated an inquiry into certain of Dell’s accounting and financial reporting matters and requested that Dell provide certain documents. The SEC expanded that inquiry in June 2006 and entered a formal order of investigation in October 2006. In August 2006, because of potential issues identified in the course of responding to the SEC’s requests for information, Dell’s Audit Committee, on the recommendation of management and in consultation with PricewaterhouseCoopers LLP, Dell’s independent registered public accounting firm, initiated an independent investigation, which was completed in the third quarter of Fiscal 2008. Although the Audit Committee investigation has been completed, the SEC investigation is ongoing. Dell continues to cooperate with the SEC investigation.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Dell and several of its current and former directors and officers were named as parties to the following outstanding securities and shareholder derivative lawsuits all arising out of the same events and facts.

—	Four putative securities class actions filed between September 13, 2006, and January 31, 2007, in the Western District of Texas, Austin Division, against Dell and certain of its current and former officers were consolidated as In re Dell Securities Litigation, and a lead plaintiff was appointed by the court. The lead plaintiff asserted claims under sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934 based on alleged false and misleading disclosures or omissions regarding Dell’s financial statements, governmental investigations, internal controls, known battery problems and business model, and based on insiders’ sales of Dell securities. This action also included Dell’s independent registered public accounting firm, PricewaterhouseCoopers LLP, as a defendant. On October 6, 2008, the court dismissed all of the plaintiff’s claims with prejudice and without leave to amend. On November 3, 2008, the plaintiff appealed the dismissal of Dell and the officer defendants to the Fifth Circuit Court of Appeals. The appeal has been fully briefed, and oral argument on the appeal was heard by the Fifth Circuit Court of Appeals on September 1, 2009. On November 20, 2009, the parties to the appeal entered into a written settlement agreement whereby Dell would pay $40 million to the proposed class and the plaintiff would dismiss the pending litigation. The parties have requested that the Fifth Circuit remand the matter to the district court to review the settlement. The settlement is subject to certain conditions, including preliminary approval by the district court, notice to the proposed class, opt-outs from the proposed class not exceeding a specified percentage, and final approval by the district court. Until these conditions to the settlement have been satisfied, there can be no assurance that the settlement will become final. If the settlement does not become final, Dell will continue its defense of the appeal before the Fifth Circuit.

—	In addition, seven shareholder derivative lawsuits filed between September 29, 2006, and January 22, 2007, in three separate jurisdictions were consolidated as In re Dell Derivative Litigation into three actions. One of those consolidated actions was pending in the Western District of Texas, Austin Division, but was dismissed without prejudice by an order filed October 9, 2007. The second consolidated shareholder derivative action was pending in Delaware Chancery Court. On October 16, 2008, the Delaware court granted the parties’ stipulation to dismiss all of the plaintiffs’ claims in the Delaware lawsuit without prejudice. The third consolidated shareholder derivative action is pending in state district court in Williamson County, Texas. These shareholder derivative lawsuits named various current and former officers and directors as defendants and Dell as a nominal defendant and asserted various claims derivatively on behalf of Dell under state law, including breaches of fiduciary duties. On September 11, 2009, Dell entered into an agreement to settle the derivative suit pending in the Western District of Texas, Austin Division, and the previously reported shareholder demand letter dated November 12, 2008, asserting allegations similar to those made in these lawsuits. The agreement has been filed with the Western District of Texas and the court has preliminarily approved the settlement. The parties have given notice of the settlement and a final hearing to approve the settlement is scheduled for December 15, 2009. The settlement, if approved, would require Dell to initiate and maintain certain corporate governance changes and would provide for the payment of fees to the plaintiff’s counsel in the amount of approximately $1.75 million.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Other Litigation — The various legal proceedings in which Dell is involved include commercial litigation and a variety of patent suits. In some of these cases, Dell is the sole defendant but more often Dell is one of a number of defendants in the electronics and technology industries.

—	Abstrax, Inc. v. Dell — On June 1, 2007, Abstrax, Inc. filed a lawsuit against Dell and Gateway, Inc. in the Eastern District of Texas, Marshall Division, alleging that Dell infringed claims under its U.S. Patent No. 6,240,328 entitled “Manufacturing Method for Assembling Products by Generating and Scheduling Dynamically Assembly Instructions.” Abstrax seeks monetary damages and injunctive relief. On July 2, 2007, Dell filed its defense and counterclaim, asserting noninfringement, invalidity, laches, intervening rights, inequitable conduct and patent expiration. Dell subsequently filed an amended answer and counterclaims on April 4, 2008. A jury trial was scheduled for October 19, 2009, in Marshall, Texas; however, the parties negotiated a confidential settlement prior to trial. The terms of the settlement, including the amount paid, did not have a material adverse effect on Dell’s financial position, results of operations, or cash flows.

—	Active Solutions, L.L.C. and Southern Electronics Supply, Inc. v. Dell Inc. et. al. — On April 20, 2007, plaintiffs Active Solutions, L.L.C. and Southern Electronics Supply, Inc. filed a lawsuit in Orleans Parish, New Orleans, Louisiana. The defendants were Dell Inc., the City of New Orleans, Mayor Ray Nagin, the former Chief Technology Officer for New Orleans, and the former technology subcontractor for the City and related companies. At trial, the plaintiffs sought monetary damages for misappropriation of trade secrets, breach of the Louisiana Unfair Trade Practices Act, conspiracy to violate the Uniform Trade Secrets Act, breach of a non-disclosure agreement, and promissory estoppel/detrimental reliance. The jury returned a verdict on November 2, 2009, and declined to award any damages on the misappropriation of trade secrets and breach of the non-disclosure agreement claims. The jury found Dell 35% at fault for a $10 million award for breach of the Louisiana Unfair Trade Practices Act and the conspiracy claim. If the other liable parties do not pay their share of the $10 million award, Dell could be responsible for the entire amount. The jury also awarded approximately $3 million under the promissory estoppel/detrimental reliance claim. Resolution of this case before the trial court is subject to adjudication of certain post-trial motions, including a motion filed by Dell to set aside the jury’s verdict on the claims decided adversely to Dell. Although post-verdict and potential appellate alternatives are still available to both parties, Dell does not expect the ultimate resolution of this case to have a material adverse effect on Dell’s financial position, results of operations, or cash flows.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 — COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the three and nine months ended October 30, 2009, and October 31, 2008:

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2009	2008	2009	2008
	(in millions)

Comprehensive income:
Net income	$337	$727	$1,099	$2,127
Change related to foreign currency hedging instruments, net	29	808	(448)	791
Change related to marketable securities, net	1	(12)	4	(35)
Foreign currency translation adjustments	(29)	64	(63)	51

Comprehensive income	$338	$1,587	$592	$2,934

NOTE 10 — INCOME AND OTHER TAXES

Dell’s effective income tax rate was 34.5% for the third quarter of Fiscal 2010, as compared to 28.0% for the same quarter in the prior year. For the first nine months of Fiscal 2010 and Fiscal 2009, the effective tax rate was 29.3% and 25.9%, respectively. The increases in the effective income tax rate for the respective periods are primarily due to a shift of profit mix toward higher tax jurisdictions. The Fiscal 2009 income tax rate also reflects decreases in uncertain tax positions resulting from the favorable settlement of an examination in a foreign jurisdiction. The differences between the estimated effective income tax rate and the U.S. federal statutory rate of 35% principally result from Dell’s geographical distribution of taxable income and differences between the book and tax treatment of certain items. The income tax rate for Fiscal 2010 will be impacted by the actual mix of jurisdictions in which income is generated.

Dell is currently under income tax audits in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which Dell is subject include fiscal years 1997 through 2010. As a result of these audits, Dell maintains ongoing discussions and negotiations relating to tax matters with the taxing authorities in these various jurisdictions. Dell’s U.S. Federal income tax returns for fiscal years 2007 through 2009 are under examination. The Internal Revenue Service (“IRS”) has issued a Revenue Agent’s Report for fiscal years 2004 through 2006 proposing certain assessments primarily related to transfer pricing matters, which Dell has protested in accordance with IRS administrative procedures. Dell anticipates this audit will take several years to resolve and believes that it has provided adequate reserves related to the matters under audit. However, should Dell experience an unfavorable outcome in this matter, it could have a material impact on its results of operations, financial position, and cash flows. Although the timing of income tax audit resolutions and negotiations with taxing authorities are highly uncertain, Dell does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

Dell takes certain non-income tax positions in the jurisdictions in which it operates and has received certain non-income tax assessments from various jurisdictions. Dell is also involved in related non-income tax litigation matters in various jurisdictions, some of which could be material to Dell. Dell believes its positions in these non-income tax litigation matters are supportable, a liability is not probable, and that it will ultimately prevail in the judicial court system. However, significant judgment is required in determining the ultimate outcome of these matters. In the normal course of business, Dell’s positions and conclusions related to its non-income taxes could be challenged and

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

assessments may be made. To the extent new information is obtained and Dell’s views on its positions, probable outcomes of assessments, or litigation change, changes in estimates to Dell’s accrued liabilities would be recorded in the period in which such determination is made.

NOTE 11 — EARNINGS PER COMMON SHARE

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive. Accordingly, certain stock-based incentive awards have been excluded from the calculation of diluted earnings per share totaling 206 million shares and 245 million shares for the third quarters of Fiscal 2010 and Fiscal 2009, respectively; and 228 million shares and 253 million shares during the nine months ended October 30, 2009, and October 31, 2008, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended October 30, 2009, and October 31, 2008:

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2009	2008	2009	2008
	(in millions, except per share amounts)

Numerator:
Net income	$337	$727	$1,099	$2,127

Denominator:
Weighted-average shares outstanding:
Basic	1,956	1,953	1,953	1,993
Effect of dilutive options, restricted stock units, restricted stock, and other	10	4	6	5

Diluted	1,966	1,957	1,959	1,998

Earnings per common share:
Basic	$0.17	$0.37	$0.56	$1.07
Diluted	$0.17	$0.37	$0.56	$1.06

NOTE 12 — SEGMENT INFORMATION

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents net revenue by Dell’s reportable global segments as well as a reconciliation of consolidated segment operating income to Dell’s consolidated operating income for the three and nine months ended October 30, 2009, and October 31, 2008:

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2009	2008	2009	2008
	(in millions)

Net revenue:
Large Enterprise	$3,403	$4,395	$10,088	$14,122
Public	3,695	3,960	10,664	12,051
Small and Medium Business	2,956	3,647	8,743	11,849
Consumer	2,842	3,160	8,507	9,651

Net revenue	$12,896	$15,162	$38,002	$47,673

Consolidated operating income:
Large Enterprise	$174	$254	$538	$899
Public	352	361	1,028	969
Small and Medium Business	282	374	758	1,034
Consumer	10	142	98	259

Consolidated segment operating income	818	1,131	2,422	3,161
Severance and facility action expenses	(123)	(17)	(395)	(148)
Broad based long-term incentives(a)	(78)	(73)	(246)	(201)
In-process research and development	-	-	-	(2)
Amortization of intangible assets	(40)	(26)	(119)	(77)

Consolidated operating income	$577	$1,015	$1,662	$2,733

(a)	Broad based long-term incentives includes stock based compensation of $65 million and $73 million for the three months ended October 30, 2009, and October 31, 2008, respectively; and $211 million and $201 million for the nine months ended October 30, 2009, and October 31, 2008, respectively.

NOTE 13 — SUBSEQUENT EVENTS

On November 3, 2009, Dell completed its acquisition of all of the outstanding shares of the Class A common stock of Perot Systems, a worldwide provider of information technology and business solutions, for $3.9 billion in cash. This acquisition is expected to provide customers a broader range of smartly delivered IT services and solutions and better position Dell for its own immediate and long-term growth and efficiency. Perot Systems will be integrated into primarily the Large Enterprise and Public segments for external segment reporting purposes. Because the acquisition has recently closed, Dell has not yet completed the purchase accounting and initial purchase price allocation. As of September 30, 2009, Perot Systems reported stockholders’ equity of $1.5 billion and tangible assets of $1.2 billion. Dell expects to complete the purchase accounting and initial purchase price allocation in the fourth quarter of Fiscal 2010. Acquisition costs, including compensation related costs, will be expensed in the fourth quarter of Fiscal 2010.

Dell has evaluated subsequent events and updated the financial statements for events through December 3, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE: This section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements based on our current expectations. Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties. For a discussion of risk factors affecting our business and prospects, see “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2009 and “Part I — Item 1A — Risk Factors” of this Form. We disclaim any obligation to update these forward-looking statements, except as required by applicable law.

All percentage amounts and ratios were calculated using the underlying data in thousands. Unless otherwise noted, all references to industry share and total industry growth data are for personal computers (including desktops, notebooks, and x86 servers), and are based on preliminary information provided by IDC Worldwide Quarterly PC Tracker, October 23, 2009. Share data is for the calendar quarter, and all our growth rates are on a fiscal year-over-year basis. Unless otherwise noted, all references to time periods refer to our fiscal periods.

OVERVIEW

Our Company

We are a leading technology solutions provider in the IT industry. We are the number two supplier of computer systems in the United States, and the number three supplier worldwide. We offer a broad range of products, including mobility products, desktop PCs, software and peripherals, servers and networking, and storage products. Our enhanced services offerings include infrastructure consulting, deployment of enterprise products and computer systems in customers’ environments, asset recovery and recycling, computer-related training, IT support, client and enterprise support, and managed service solutions. We also offer various financing alternatives, asset management services, and other customer financial services for business and consumer customers.

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

Our customer facing business model includes an efficient global supply chain, which allows low inventory levels and the efficient use of and return on capital. We have manufacturing locations around the world and relationships with third-party contract manufacturers. This structure allows us to optimize our global supply chain to best serve our global customer base. To maintain our competitiveness, we continuously strive to improve our products, services, technology, manufacturing, and logistics.

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

As part of our overall growth strategy, we have completed strategic acquisitions to augment select areas of our business with more products, services, and technology, including our recent acquisition of Perot Systems Corporation (“Perot Systems”) in the fourth quarter of Fiscal 2010. Our acquisition of Perot Systems complements and expands our services business, and is expected to provide our customers a broader range of smartly delivered IT services and solutions, and better position us for immediate and long-term growth and efficiency. We expect to continue to grow our business organically and inorganically through alliances and strategic acquisitions.

During the first quarter of Fiscal 2010, we completed our reorganization from geographic commercial segments (Americas Commercial; Europe, Middle East, and Africa (“EMEA”) Commercial; and Asia Pacific-Japan (“APJ”) Commercial) to global business units (Large Enterprise, Public, and Small and Medium Business (“SMB”)), reflecting the impact of globalization on our customer base. To simplify reporting, we aligned certain countries that represent a small percentage of our total revenue with a single global segment, based mainly on the countries’ customer base. This reorganization creates a clear customer focus, which allows us to serve customers with faster innovation and greater responsiveness, thus allowing us to capitalize on competitive advantages, while strengthening execution and synergies. We began managing and reporting in our new business segment structure in the first quarter of Fiscal 2010. Our four global business segments are:

•	Large Enterprise — Our customers include large global and national corporate businesses. We believe that a single large-enterprise unit will give us even greater knowledge of our customers and thus further our advantage in delivering globally consistent and cost-effective solutions and services to the world’s largest IT users. We intend to improve our global leadership and relationships with these customers. Our execution in this space will be increasingly focused on data center solutions, disruptive innovation, customer segment specialization, and the value chain of design to value, price to value, market to value, and sell to value.

•	Public — Our customers, which include educational institutions, government, health care, and law enforcement agencies, operate in communities, and their missions are aligned with their constituents’ needs. We intend to further our understanding of our Public customers’ goals and missions and extend our leadership in answering their urgent IT challenges. To better meet our customers’ goals, we are focusing on simplifying IT, providing faster deployment of IT applications, expanding our enterprise and services offerings, helping customers understand economic stimulus packages through our Economic Stimulus Learning Center, and strengthening our partner relations to build best of breed integrated solutions.

•	Small and Medium Business — Our customers include those in the small and medium business sector. We are focused on providing small and medium businesses with the simplest and most complete standards-based IT solutions and services, customized for their needs. Our SMB organization will accelerate the creation and delivery of specific solutions and technology to small and medium-sized businesses worldwide in an effort to help our customers improve and grow their businesses. We are doing this through solutions such as our ProManage-Managed Services and through extending our channel program (PartnerDirect) to provide additional certification paths and purchase options to our customers.

•	Consumer — Our customers include consumers who buy through our online store at www.dell.com, over the phone, and through retail channels. The globalization of our business has improved our global sales execution and coverage through better customer alignment, targeted sales force investments in rapidly growing countries, and improved marketing tools. We are designing new, innovative products with faster development cycles and competitive features. In order to reach more consumers, we will continue to expand and transform both our direct and retail business.

References to Commercial business refers to Large Enterprise, Public, and Small and Medium Business (“Commercial”).

CONSOLIDATED RESULTS OF OPERATIONS

The following table summarizes the results of our operations for the three and nine months ended October 30, 2009, and October 31, 2008:

	Three Months Ended					Nine Months Ended
	October 30, 2009			October 31, 2008		October 30, 2009			October 31, 2008
		% of	%		% of		% of	%		% of
	Dollars	Revenue	Change	Dollars	Revenue	Dollars	Revenue	Change	Dollars	Revenue
	(in millions, except per share amounts and percentages)

Net revenue
Products	$10,746	83.3%	(17%)	$12,970	85.5%	$31,601	83.2%	(23%)	$41,073	86.2%
Services, including software related	2,150	16.7%	(2%)	2,192	14.5%	6,401	16.8%	(3%)	6,600	13.8%

Total net revenue	$12,896	100.0%	(15%)	$15,162	100.0%	$38,002	100.0%	(20%)	$47,673	100.0%
Gross margin
Products	$1,477	13.7%	(27%)	$2,012	15.5%	$4,568	14.5%	(25%)	$6,107	14.9%
Services, including software related	756	35.2%	(10%)	841	38.4%	2,224	34.7%	(12%)	2,538	38.5%

Total Gross margin	$2,233	17.3%	(22%)	$2,853	18.8%	$6,792	17.9%	(21%)	$8,645	18.1%
Operating expenses	$1,656	12.8%	(10%)	$1,838	12.1%	$5,130	13.5%	(13%)	$5,912	12.4%
Operating income	$577	4.5%	(43%)	$1,015	6.7%	$1,662	4.4%	(39%)	$2,733	5.7%
Net income	$337	2.6%	(54%)	$727	4.8%	$1,099	2.9%	(48%)	$2,127	4.5%
Earnings per share diluted	$0.17	N/A	(54%)	$0.37	N/A	$0.56	N/A	(47%)	$1.06	N/A

During the third quarter of calendar year 2009, the IT industry as a whole began to see signs of economic recovery as unit shipments increased both quarter-over-quarter and year-over-year. Current year-over-year growth in the IT industry is attributable to significant increases in consumer demand and unit shipments, whereas commercial demand and unit shipments have declined year-over-year as a result of the challenging global economic conditions. Approximately 78% of our revenue during the first nine months of Fiscal 2010 is from our Commercial segments, and as such, our year-over-year unit growth did not match the overall growth experienced by the IT industry. However, we have experienced sequential improvement in revenue and unit shipments for two consecutive quarters during the first nine months of Fiscal 2010, and we have seen some indications of strengthening demand in our commercial segments as we progressed through the third quarter of Fiscal 2010. Additionally, we continued our overall strategy of balancing profitability with share growth.

For the fourth quarter of Fiscal 2010, we expect to see seasonal demand improvements in our Consumer business. We anticipate lower demand from our public customers due to seasonality, and demand from our large commercial and small and medium business customers will depend on the economic conditions for those customers. Overall, we expect revenue in the fourth quarter of Fiscal 2010 to improve relative to the third quarter. We expect to continue to grow our business organically as well as pursue inorganic growth through strategic acquisitions as evidenced by our acquisition of Perot Systems on November 3, 2009.

Revenue

Product Revenue — Product revenue and unit shipments decreased year-over-year by 17% and 5%, respectively, for the third quarter of Fiscal 2010. For the first nine months of Fiscal 2010, product revenue decreased year-over-year by 23% on unit shipment decline of 12%. Our product revenue performance is primarily attributed to a decrease in customer demand as a result of the challenging economic environment and a reduction in average selling prices.

Services Revenue, including software related — Services revenue decreased year-over-year by 2% and 3% for the third quarter and first nine months of Fiscal 2010, respectively. Our services revenue performance is primarily attributed to a 9% year-over-year decrease in enhanced services revenue for both the third quarter and first nine months of Fiscal 2010, partially offset by a 10% and 7% increase in software related revenue during the same time periods. The decrease in enhanced services revenue is a result of unit shipment declines as enhanced services demand is generally correlated with hardware unit sales as well as the mix of service offerings sold.

Overall, our average selling price (total revenue per unit sold) during the third quarter and first nine months of Fiscal 2010 decreased 11% and 9% year-over-year, respectively, due to competitive pricing pressures and a shift in revenue mix between our Commercial and Consumer businesses. During the third quarter and first nine months of Fiscal 2010, Commercial accounted for approximately 78% of total revenue as compared to 79% and 80% for the same periods of Fiscal 2009, whereas Consumer accounted for approximately 22% of total revenue during the third quarter and first nine months of Fiscal 2010 as compared to 21% and 20% for the respective periods of Fiscal 2009. Selling prices in Commercial are typically higher than Consumer’s selling prices; and furthermore, average selling prices in Consumer declined 23% and 24% year-over-year for the third quarter and first nine months of Fiscal 2010, respectively, as we continued to expand into retail through an increased number of worldwide retail locations. Comparatively, average selling prices for Commercial declined 3% and 1% year-over-year for the third quarter and first nine months of Fiscal 2010, respectively. In general, our market strategy in the Commercial business is to concentrate on solution sales with a focus on enterprise products and services. In the Consumer business, our market strategy is to expand our product offerings and customer coverage, focusing on optimized products and services. We continue to see competitive pressure, particularly for lower priced desktops and notebooks. We expect this competitive pricing environment will continue for the foreseeable future.

Revenue outside the U.S. represented approximately 47% and 46% of net revenue for the third quarter and first nine months of Fiscal 2010, respectively. Outside the U.S., we experienced a 17% and 24% year-over-year revenue decline for the third quarter and first nine months of Fiscal 2010, respectively, as compared to an approximate decline of 13% and 17% in revenue for the U.S. during the same time periods. At a consolidated level, BRIC revenue increased 5% during the third quarter of Fiscal 2010, but had a decline of 11% for the first nine months of Fiscal 2010 as compared to the same periods in the prior year. Revenue from BRIC has been increasing sequentially since the fourth quarter of Fiscal 2009. We are continuing to expand into these and other emerging countries that represent the vast majority of the world’s population, tailor solutions to meet specific regional needs, and enhance relationships to provide customer choice and flexibility.

We manage our business on a U.S. Dollar basis and we have a comprehensive hedging program to reduce the impact of foreign currency fluctuations on our consolidated results of operations.

Share Position

We shipped 10 million units in the third quarter of Fiscal 2010. According to IDC, for the third quarter of calendar year 2009, we fell to the third place position in the worldwide computer systems market with a share position of 13.0%, which is lower than our share position of 14.0% for the second quarter of calendar year 2009. According to IDC data, the growth in the worldwide computer systems industry is attributable to significant increases in consumer demand and unit shipments, whereas demand and unit shipments for the commercial segment of the industry have declined.

Gross Margin

Products — During the third quarter of Fiscal 2010, products gross margin decreased in absolute dollars by $535 million, compared to the same period in the prior year with a corresponding decrease in gross margin percentage to 13.7% from 15.5%. For the first nine months of Fiscal 2010, our products gross margin decreased in absolute dollars by $1.5 billion with a corresponding decrease in gross margin percentage to 14.5% from 14.9% as compared to the same period in the prior year. The decline in gross margin dollars is attributable to soft demand and lower average selling prices. Additionally, during the third quarter and first nine months of Fiscal 2010, gross margins were negatively impacted by component cost pressures as these costs did not decline at recent historical rates. In an effort to improve costs and gross margin, we have launched a number of new cost optimized products and will continue cost optimization efforts throughout Fiscal 2010. We continue to make progress against our other ongoing cost improvement initiatives, and approximately 43% of our production volume is now going through contract manufacturers.

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

During the third quarter of Fiscal 2010, our services gross margin decreased in absolute dollars by $85 million compared to the same period in the prior year with a corresponding decrease in gross margin percentage to 35.2% from 38.4%. For the first nine months of Fiscal 2010, our services gross margin decreased in absolute dollars by $314 million compared to same period in the prior year with a corresponding decrease in gross margin percentage to 34.7% from 38.5%. Our solution services offerings face competitive margin pressures in the current economic environment. A mix shift toward lower margin software products further reduced our overall services gross margin rate.

We continue to actively review all aspects of our facilities, logistics, supply chain, and manufacturing footprints. This review is focused on identifying efficiencies and cost reduction opportunities while maintaining a strong customer experience. During the third quarter of Fiscal 2010, we announced the closure of our North Carolina desktop computer manufacturing plant, which is expected to be completed in January 2010, and we continue to realize costs related to other previously announced actions, including the closure of our Limerick, Ireland facility. During the third quarter and first nine months of Fiscal 2010, the cost of these actions, including severance related expenses, were $123 million and $395 million respectively, of which approximately $102 million and $181 million, respectively, affected gross margin. Comparatively, for the third quarter and first nine months of Fiscal 2009, the cost of these actions was $17 million and $148 million, respectively, of which approximately $8 million and $43 million, respectively, affected gross margin. We expect to take additional facility actions depending on a number of factors, including end-user demand, capabilities, and our migration to a more variable cost manufacturing model.

We continue to evaluate and optimize our global manufacturing and distribution network, including our relationships with contract manufacturers, to better meet customer needs and reduce product cycle times. Our goal is to introduce the latest relevant technology and to deliver the best value to our customers worldwide. As we continue to evolve our inventory and manufacturing business model to drive cost efficiencies, we continuously negotiate with our suppliers in a variety of areas including availability of supply, quality, and cost. These real-time continuous supplier negotiations support our business model, which is able to respond quickly to changing market conditions due to our customer-facing model. Such negotiations are focused on ultimately getting to the lowest net cost of our various components, independent of the pricing strategies used by our supplier base. Because of the fluid nature of these ongoing negotiations, the timing and amount of supplier discounts and rebates vary from time to time. These discounts and rebates are allocated to the segments based on a variety of factors including strategic initiatives to drive certain programs.

In general, gross margin and margins on individual products and services will remain under downward pressure due to a variety of factors, including continued industry-wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of raw materials, and outside manufacturing services. For the remainder of the fiscal year, we expect to continue to see pressure on certain component costs, and we will continue to adjust our pricing strategy with the goals of optimizing growth and profitability.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended October 30, 2009, and October 31, 2008:

	Three Months Ended						Nine Months Ended
	October 30, 2009				October 31, 2008		October 30, 2009				October 31, 2008
		% of	%			% of		% of	%			% of
	Dollars	Revenue	Change		Dollars	Revenue	Dollars	Revenue	Change		Dollars	Revenue
	(in millions, except percentages)

Operating expenses:
Selling, general, and administrative	$1,501	11.6%	(10%	)	$1,671	11.0%	$4,685	12.3%	(14%	)	$5,423	11.4%
In-process research and development	-	-	0%		-	-	-	-	(100%	)	2	0.1%
Research, development, and engineering	155	1.2%	(7%	)	167	1.1%	445	1.2%	(9%	)	487	0.9%

Operating expenses	$1,656	12.8%	(10%	)	$1,838	12.1%	$5,130	13.5%	(13%	)	$5,912	12.4%

Selling, General, and Administrative — During the third quarter of Fiscal 2010, selling, general and administrative (“SG&A”) expenses decreased year-over-year; however, SG&A expenses as a percentage of revenue increased during the same time period. The decrease in SG&A expenses is driven by a net reduction in compensation-related expenses of approximately $18 million, due to a decrease in headcount. With the increase in retail volumes, advertising expenses decreased approximately $35 million in the third quarter of Fiscal 2010 compared to the same period in Fiscal 2009. In line with the spending control measures undertaken company-wide, there were decreases in most other categories of expenses, including telecom, maintenance, travel and financing fees.

For the first nine months of Fiscal 2010, SG&A expenses decreased as compared to the same period in Fiscal 2009. The decrease in SG&A expenses is primarily due to a reduction in compensation related expenses of approximately $379 million, driven by a reduction in headcount that began in the second half of Fiscal 2009 and continuing into the first half of Fiscal 2010. With the increase in retail volumes, which typically incurs less advertising costs, advertising expenses decreased approximately $160 million in the first nine months of Fiscal 2010 compared to the same period in Fiscal 2009. Due to the spending control measures undertaken company-wide, there were large decreases in most other categories of expenses, including outside consulting fees, maintenance, travel and financing fees each of which declined by over $30 million. Partially offsetting these declines were a $109 million increase in severance and business realignment costs and a $51 million increase in bad debt expense in the first nine months of Fiscal 2010 compared to the same period in the prior year.

Research, Development, and Engineering — During the third quarter and first nine months of Fiscal 2010, research, development and engineering (“RD&E”) expenses remained approximately 1% of revenue consistent with prior periods. During the third quarter of Fiscal 2010, RD&E expenses decreased approximately $12 million year-over-year, and during the first nine months of Fiscal 2010, RD&E expenses decreased approximately $42 million year-over-year. The decrease was primarily driven by a decrease in compensation costs and improved general spending controls.

Operating Income

During the third quarter and first nine months of Fiscal 2010, operating income decreased 43% and 39% year-over-year, respectively. The decrease in operating income is primarily attributable to a year-over-year revenue decline of 15% and 20% during the third quarter and first nine months of Fiscal 2010, respectively, and a year-over-year decline in gross margin dollars of 22% and 21% during the same time periods. A 10% and 13% year-over-year reduction in operating expenses for the third quarter and first nine months of Fiscal 2010, respectively, favorably impacted operating income while operating expenses as a percentage of revenue increased slightly during the same time periods. To maximize operating margins, we continued to reduce operating expenses and improve our working capital management and will continue these actions in the fourth quarter of Fiscal 2010.

Net Income

For the third quarter and first nine months of Fiscal 2010, net income decreased year-over-year by 54% and 48%, respectively, to $337 million and $1.1 billion, respectively. Net income was impacted by significant declines in operating income and investment and other income (expense), net. During the third quarter, an increase in our effective tax rate to 34.5% from 28.0% negatively impacted net income, and for the first nine months of Fiscal 2010 as compared to Fiscal 2009, net income was negatively impacted by an increase in our effective tax rate to 29.3% from 25.9%. See Income Tax section below for a discussion on our effective tax rates.

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

The following table summarizes our revenue and operating income by reportable global segments for the three and nine months ended October 30, 2009, and October 31, 2008:

	Three Months Ended					Nine Months Ended
	October 30, 2009			October 31, 2008		October 30, 2009			October 31, 2008
		% of	%		% of		% of	%		% of
	Dollars	Revenue	Change	Dollars	Revenue	Dollars	Revenue	Change	Dollars	Revenue
	(in millions, except percentages)

Large Enterprise
Net revenue	$3,403	26%	(23%)	$4,395	29%	$10,088	27%	(29%)	$14,122	30%
Operating income	$174	5%	(32%)	$254	6%	$538	5%	(40%)	$899	6%
Public
Net revenue	$3,695	29%	(7%)	$3,960	26%	$10,664	28%	(12%)	$12,051	25%
Operating income	$352	10%	(2%)	$361	9%	$1,028	10%	6%	$969	8%
Small and Medium Business
Net revenue	$2,956	23%	(19%)	$3,647	24%	$8,743	23%	(26%)	$11,849	25%
Operating income	$282	10%	(25%)	$374	10%	$758	9%	(27%)	$1,034	9%
Consumer
Net revenue	$2,842	22%	(10%)	$3,160	21%	$8,507	22%	(12%)	$9,651	20%
Operating income	$10	0%	(93%)	$142	4%	$98	1%	(62%)	$259	3%

Severance and facility action expenses, broad based long-term incentive expenses, in-process research and development, and amortization of purchased intangible assets costs are not allocated to the reporting segments. These costs totaled $241 million in the third quarter of Fiscal 2010 and $116 million in the third quarter of Fiscal 2009, and these costs totaled $760 million and $428 million for the first nine months of Fiscal 2010 and Fiscal 2009, respectively.

•	Large Enterprise — During the third quarter of Fiscal 2010, Large Enterprise’s revenue decreased 23% year-over-year mainly due to a unit shipment decline of 24% while average selling prices increased 2% year-over-year. During the first nine months of Fiscal 2010, Large Enterprise’s revenue decreased 29% year-over-year due to a unit shipment decline of 31%, slightly offset by a 3% increase in average selling prices. Large Enterprise’s weak performance can generally be attributed to the current global economy coupled with our focus on balancing profitability and growth. Many of our customers have either delayed or canceled IT projects as a result of the current economic slowdown that has most pronouncedly impacted the commercial segment of the IT industry. The increase in average selling prices for the third quarter and first nine months of

Fiscal 2010 was driven by a slightly higher mix of services and software related revenues, which improved overall product mix. Large Enterprise experienced significant year-over-year declines in revenue across all product lines during the third quarter and first nine months of Fiscal 2010, except for third quarter servers and networking revenue, which increased slightly. For the third quarter of Fiscal 2010, revenue from desktop PCs, mobility products, and storage items all declined over 30% year-over-year, and software and peripherals and enhanced services revenue decreased year-over-year by 18% and 12%, respectively. For the first nine months of Fiscal 2010, revenue declines across all product lines were consistent with the declines for the third quarter, except for servers and networking revenue, which declined 18% year-over-year. Revenue decreased significantly year-over-year across most countries due to current global economic conditions and competitive pressures.

For the third quarter and first nine months of Fiscal 2010, operating income percentage decreased 70 basis points and 110 basis points year-over-year, respectively. Operating income deteriorated as revenue decreased year-over-year during the third quarter and first nine months of Fiscal 2010 due to lower demand. Additionally, operating expenses as a percentage of revenue increased 90 basis points and 110 basis points year-over-year for the third quarter and first nine months of Fiscal 2010, respectively, even though operating expense dollars decreased 17% and 22% during the same time periods. We believe that Large Enterprise is well positioned for better operating leverage going forward as demand strengthens, and we will continue to make investments in research and development (“R&D”) in such areas as EqualLogic and our next generation services.

•	Public — During the third quarter and first nine months of Fiscal 2010, Public experienced a 7% and 12% year-over-year decline, respectively, in both revenue and unit shipments. The decline in unit shipments can be attributed to continued soft demand in the current global economy. For the third quarter and first nine months of Fiscal 2010, Public’s average selling prices increased 1% due to a higher mix of servers and networking, services, and software related revenues, partially offset by competitive pricing pressures. Additionally, seasonal growth in U.S. Federal government sales contributed to the improvement in average selling prices. During the third quarter of Fiscal 2010, Public’s revenue declined across all product categories except for software related and services revenue, which grew year-over-year by 11% and 3%, respectively. During the first nine months of Fiscal 2010, Public’s revenue declined across all product categories except for software related revenue, which grew 3% year-over-year. Product revenue decline was led by desktop PCs, which decreased year-over-year by 21% and 24% for the third quarter and first nine months of Fiscal 2010, respectively. From a country perspective, revenue declined across most countries during the third quarter and first nine months of Fiscal 2010. For the fourth quarter of Fiscal 2010, consistent with historical patterns, we anticipate seasonally lower demand in our Public business.

For the third quarter of Fiscal 2010, operating income percentage increased 40 basis points from the same period last year, but operating income dollars decreased 2% mainly due to unit and revenue declines of 7%. For the first nine months of Fiscal 2010, operating income percentage increased 160 basis points year-over-year, and operating income dollars increased 6%. Operating income was positively impacted by a year-over-year improvement in gross margin percentage for the third quarter and first nine months of Fiscal 2010 as we continued to optimize our pricing and cost structure and sell higher valued solutions to our customers. Also favorably impacting operating income was a 7% and 12% year-over-year decrease in operating expenses for the third quarter and first nine months of Fiscal 2010, respectively, driven by cost savings related to headcount reductions and improved spending controls surrounding SG&A and R&D expenditures.

•	Small and Medium Business — During the third quarter of Fiscal 2010, SMB experienced a 19% and 10% year-over-year decline in revenue and unit shipments, respectively. During the first nine months of Fiscal 2010, SMB experienced a 26% and 22% year-over-year decline in revenue and unit shipments, respectively. Average selling prices declined 10% and 5% for the third quarter and first nine months of Fiscal 2010, respectively. SMB experienced a double digit revenue decline across all product lines, led by a 28% and 19% decline in desktop PC and mobility revenue, respectively, for the third quarter of Fiscal 2010 and a 35% and 27% decline in desktop PC and mobility revenue, respectively, for the first nine months of Fiscal 2010. We limited our participation in certain lower priced-but higher demand bands in an effort to protect profitability. Consistent with our other commercial segments’ performance, the contraction of the global economy in the first nine months of Fiscal 2010 and competitive pressures are significant contributors to SMB’s year-over-year revenue, unit shipment, and average selling price declines. We did see improving unit demand trends as we progressed through the third quarter of Fiscal 2010.

Operating income percentage decreased 80 basis points year-over-year for the third quarter of Fiscal 2010, and was flat year-over-year for the first nine months of Fiscal 2010. Operating income dollars decreased 25% and 27% year-over-year for the third quarter and first nine months of Fiscal 2010, respectively, as revenue and unit shipments decreased significantly for both time periods. Also impacting operating income was a minor year-over-year decline in gross margin percentage for the third quarter of Fiscal 2010 and a slight increase for the first nine months of Fiscal 2010. We were also able to reduce operating expenses by 16% and 22% during the third quarter and first nine months of Fiscal 2010, respectively, as compared to the same time periods in the prior year, mainly due to tighter spending controls around SG&A and R&D expenses.

•	Consumer — During the third quarter and first nine months of Fiscal 2010, Consumer’s revenue declined 10% and 12% year-over-year, respectively, on unit growth of 17% and 15%, respectively. Even though unit shipments grew, our Consumer revenue decreased mainly due to our growth in retail, which tends to have lower average selling prices, combined with a shift in product mix and competitive pricing pressures. As a result, our average selling prices declined 23% and 24% year-over-year in the third quarter and first nine months of Fiscal 2010, respectively. From a product perspective, Consumer’s desktop PC revenue declined 24% for the third quarter of Fiscal 2010 as compared to the third quarter of Fiscal 2009 on a unit shipment decline of 5%. For the first nine months of Fiscal 2010 as compared to the same period in the prior year, desktop PC revenue declined 29% on a unit shipment decline of 13%. Mobility revenue declined 4% and 3% for the third quarter and first nine months of Fiscal 2010, respectively. During the same time periods, units shipped increased year-over-year by 24% and 28%; however, this was offset by average selling price per unit declines of 23% and 25%. The continued shift in consumer preference from desktops to notebooks has contributed to our mobility unit growth. The reduction in mobility average selling prices is mainly attributable to our expansion into retail coupled with a demand shift from higher to lower priced notebooks. Software and peripheral revenue also declined 11% and 13% year-over-year during the third quarter and first nine months of Fiscal 2010, respectively. At a country level, our targeted BRIC revenue grew 41% and 26% year-over-year for the third quarter and first nine months of Fiscal 2010, respectively. For the fourth quarter, we expect seasonal demand improvement in Consumer.

For the third quarter of Fiscal 2010, Consumer’s operating income declined 93% or $132 million from the prior year, and for the first nine months of Fiscal 2010, operating income declined 62% year-over-year. Impacting Consumer’s operating performance includes a year-over-year decline in gross margin for the third quarter and first nine months of Fiscal 2010 mainly due to the previously mentioned revenue declines as well as component cost pressures. During Fiscal 2010, some of our component costs have increased while others have not declined at recent historical rates. Even though operating expenses decreased 3% year-over-year for the third quarter of Fiscal 2010, operating expenses as a percentage of revenue increased to 13.6% in the third quarter of Fiscal 2010 as compared to 12.6% for third quarter of Fiscal 2009. For the first nine months of Fiscal 2010, operating expenses decreased 9% due to tighter spending controls; however, these operating cost improvements were not enough to offset Consumer’s revenue declines and component cost pressures.

For the first nine months of Fiscal 2010, Consumer’s revenue and operating income was favorably impacted by a second quarter $53 million transaction, in which a vendor purchased our contractual right to share in future revenues from product renewals sold by the vendor. We have no continuing obligations or performance requirements in connection with this transaction, and amounts are non-refundable. Excluding this transaction, Consumer’s operating income percentage would have been 0.5% instead of 1.2% for the first nine months of Fiscal 2010. We may from time to time enter into similar agreements.

We sell desktop and notebook computers, printers, ink, toner, displays, and accessories through retail channels. Our goal is to have strategic relationships with a number of major retailers in our larger geographic regions. We continue to expand our global retail presence, and now reach over 50,000 retail locations worldwide.

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

The following table summarizes our net revenue by product and service categories for the three and nine months ended October 30, 2009, and October 31, 2008:

	Three Months Ended					Nine Months Ended
	October 30, 2009			October 31, 2008		October 30, 2009			October 31, 2008
		% of	%		% of		% of	%		% of
	Dollars	Revenue	Change	Dollars	Revenue	Dollars	Revenue	Change	Dollars	Revenue
	(in millions, except percentages)

Net revenue:
Mobility	$4,191	32%	(14%)	$4,861	32%	$11,957	31%	(18%)	$14,605	30%
Desktop PCs	3,020	23%	(26%)	4,091	27%	9,502	25%	(31%)	13,826	29%
Software and peripherals	2,394	19%	(7%)	2,585	17%	7,022	18%	(13%)	8,116	17%
Servers and networking	1,539	12%	(6%)	1,630	11%	4,228	12%	(17%)	5,081	11%
Enhanced services	1,244	10%	(9%)	1,365	9%	3,700	10%	(9%)	4,081	9%
Storage	508	4%	(19%)	630	4%	1,593	4%	(19%)	1,964	4%

Net revenue	$12,896	100%	(15%)	$15,162	100%	$38,002	100%	(20%)	$47,673	100%

•	Mobility — During the third quarter and first nine months of Fiscal 2010, revenue from mobility products (which includes notebook computers and mobile workstations) declined 14% and 18% year-over-year, respectively, even though unit shipments increased 5% for the third quarter and were flat for the first nine months. The declines in revenue were mainly driven by lower average selling prices as they decreased 18% year-over-year for both the third quarter and first nine months of Fiscal 2010. Our Consumer segment drove our consolidated unit increases and selling price declines, with year-over-year unit shipment growth of 24% and 28% for the third quarter and first nine months of Fiscal 2010, respectively, and average selling price reductions of 23% and 25% during the same respective time periods. The drop in selling prices more than offset the growth in units, and as a result, Consumer’s mobility revenue declined 4% and 3% year-over-year for the third quarter and first nine months of Fiscal 2010, respectively. Consumer’s revenue, unit, and average selling price performance is attributable to Consumer’s continued expansion into retail coupled with an industry mix shift to lower priced mobility product offerings.

Year-over-year, Commercial revenue and units declined 20% and 11%, respectively, for the third quarter of Fiscal 2010, and revenue and units decreased 27% and 20%, respectively, for first nine months of Fiscal 2010. The declines are generally driven by the softer demand environment in the commercial sector of the IT industry. Additionally, we generally were selective in participating in lower price bands. Average selling prices in Commercial declined 10% and 8% year-over-year for the third quarter and first nine months of Fiscal 2010, respectively, due to an overall industry decline in mobility selling prices.

Our products range from the lightest ultra-portable in our history to the most powerful mobile workstation. We believe the on-going trend towards mobility products will continue, and we are therefore focused on expanding our product platforms to cover broader price bands and functionalities. During the third quarter of Fiscal 2010, we launched mobility products such as the Inspirontm Mini Nickelodeon Edition; the thin Inspirontm 11z, 14z, and 15z laptops; the Latitudetm XT2 XFR — the industry’s first rugged tablet PC that is designed and engineered for exceptional performance and enhanced usability in demanding work environments; the ultra thin and light Latitudetm Z; the Alienware M15x laptop — a powerful gaming laptop with cutting-edge technology; and several Vostrotm laptops, which are built exclusively for small and medium businesses. Additionally, we recently announced plans to enter the smart phone business with the introduction of the Dell Mini 3, which is powered by the Google Androidtm operating system. The Mini 3, which will initially be available in China and Brazil, reflects Dell’s continued expansion into mobile internet products and services through value-added relationships with leading operators.

•	Desktop PCs — During the third quarter and first nine months of Fiscal 2010, revenue from desktop PCs (which includes desktop computer systems and workstations) decreased year-over-year by 26% and 31%, respectively, on unit declines of 15% and 21%, respectively. In the marketplace, we are continuing to see rising end-user demand for mobility products, which contributes to further slowing demand for desktop PCs as mobility growth is expected to continue to outpace desktop growth. The decline in desktop PC revenue was also due to the on-going competitive pricing pressure for lower priced desktops and a softening in global IT end-user demand. Consequently, our average selling price for desktops decreased 13% and 12% year-over-year during the third quarter and first nine months of Fiscal 2010, respectively, as we continued to align our prices and product offerings with the marketplace. For the third quarter and first nine months of Fiscal 2010, desktop revenue decreased across all segments. During the third quarter of Fiscal 2010, we introduced the powerful and expandable Vostrotm 430 Mini Tower; the versatile OptiPlextm 780 desktop, which features industry leading management and security in an energy efficient design; the high-performance Studiotm XPStm 8000 desktop; the Precisiontm T1500 workstation; and several powerful Alienware® desktops.

•	Software and Peripherals — Revenue from sales of software and peripherals (“S&P”) consists of Dell-branded printers, monitors (not sold with systems), projectors, and a multitude of competitively priced third-party peripherals including LCD televisions, cameras, standalone software sales and related support services, and other products. S&P revenue declined 7% and 13% year-over-year for the third quarter and first nine months of Fiscal 2010, respectively. S&P’s revenue decline was driven by overall customer unit shipment declines and demand softness in displays, imaging products, and electronics, which experienced year-over-year revenue decreases of 24%, 18%, and 1%, respectively, during the third quarter and year-over-year revenue declines of 32%, 23%, and 13%, respectively, for the first nine months of Fiscal 2010. We continued to see growth in software licensing with 10% and 7% revenue improvement for the third quarter and first nine months of Fiscal 2010, respectively. Contributing to this growth was our acquisition of ASAP Software (“ASAP”) in the fourth quarter of Fiscal 2008. With ASAP, we now offer products from over 2,600 software publishers. We continue to believe that software licensing is a revenue growth opportunity as customers continue to seek out consolidated software sources. All segments experienced year-over-year revenue declines for the third quarter and first nine months of Fiscal 2010, except for Public, which experienced S&P revenue growth of 11% and 3% for the third quarter and first nine months of Fiscal 2010, respectively.

Software revenue from our S&P line of business, which includes software license fees and related post contract customer support, is included in services revenue on the Condensed Consolidated Statements of Income. Software and related support services revenue represents 42% of services revenue for both the third quarter and first nine months of Fiscal 2010 and 38% of services revenue for both the third quarter and first nine months of Fiscal 2009.

•	Servers and Networking — During the third quarter and first nine months of Fiscal 2010, revenue from sales of servers and networking products (which includes rack, blade, and tower servers) decreased 6% and 17% year-over-year, respectively, on a unit shipment decrease of 7% and 20%, respectively. The decline in our server and networking revenue is due to demand challenges across all Commercial segments and regions. Our average selling price for servers and networking products increased 2% and 4% year-over-year during the third quarter and first nine months of Fiscal 2010, respectively. During the third quarter, we continued the rollout of our 11th generation PowerEdge servers as a part of our mission to help companies of all sizes simplify their IT environments. These servers provide optimal virtualization, system management, and usability. We also introduced our PowerVaulttm NX300 storage server, which is designed to simplify file sharing and collaboration for growing small businesses.

•	Enhanced Services — Enhanced services offerings include infrastructure consulting, deployment of enterprise products and computer systems in customers’ environments, asset recovery and recycling, computer-related training, IT support, client and enterprise support, and managed service solutions. Enhanced services revenue decreased 9% year-over-year for both the third quarter and first nine months of Fiscal 2010 to $1.2 billion and $3.7 billion, respectively. Although we continue to move towards more standalone services, a significant portion of our portfolio is made up of support services, which tend to correlate with hardware unit growth; our declines in unit shipments contributed to the year-over-year enhanced services revenue decline. At a segment level, Public’s enhanced services revenue increased 3% year-over-year during the third quarter of Fiscal 2010, whereas each of our other segments’ enhanced services revenue declined. For the first nine months of Fiscal 2010, enhanced services revenue declined for each segment as compared to the same time period in Fiscal 2009 with Large Enterprise experiencing the largest reduction from an absolute dollar perspective for both the third quarter and first nine months of Fiscal 2010. Our deferred enhanced service revenue balance increased 6% year-over-year to $5.9 billion at October 30, 2009, primarily due to an increase in up-sell service offerings. We continue to view enhanced services as a strategic growth opportunity and will continue to invest in our offerings and resources focused on increasing our solution sales.

The dynamics of our enhanced services business will change as we integrate Perot Systems, which we acquired in the fourth quarter of Fiscal 2010. With Perot Systems, we will extend our services business into business process outsourcing, consulting, and application development. We also anticipate expanding our existing managed and modular services businesses.

•	Storage — Revenue from sales of storage products decreased 19% year-over-year for both the third quarter and first nine months of Fiscal 2010, respectively. All Commercial segments contributed to the year-over-year decrease in storage revenue for the third quarter and first nine months of Fiscal 2010. Dell EqualLogic performed strongly with year-over-year revenue growth of 31% and 45% for the third quarter and first nine months of Fiscal 2010, respectively. We are shifting towards more Dell-branded and co-branded storage offerings, which generally can be sold with enhanced service solutions.

INVESTMENT AND OTHER INCOME (EXPENSE), NET

The table below provides a detailed presentation of investment and other income (expense), net for the three and nine months ended October 30, 2009, and October 31, 2008:

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2009	2008	2009	2008
		(in millions)

Investment and other income (expense), net
Investment income, primarily interest	$12	$42	$48	$146
Gains (losses) on investments, net	-	1	1	(10)
Interest expense	(45)	(28)	(113)	(66)
Foreign exchange	(32)	3	(58)	113
Other	2	(24)	15	(46)

Investment and other income (expense), net	$(63)	$(6)	$(107)	$137

Over the past year, we have continued to shift our investments primarily to instruments with shorter maturities. This action combined with the decreased yields, which is averaging 30 basis points during Fiscal 2010, has resulted in a decline in investment income. During the second quarter of Fiscal 2009, we recorded a $10 million loss for other-than-temporarily impaired investments. Increased term debt during Fiscal 2010 has resulted in increased interest expense. Included in Other, in the table above, is primarily the fair market value adjustments related to our deferred compensation plan investments. During the third quarter and first nine months of Fiscal 2010, we recognized a $4 million and $24 million increase, respectively, in the fair market value of our deferred compensation plan investments compared to a $21 million and $31 million decrease during third quarter and first nine months of Fiscal 2009, respectively.

The year-over-year decrease in foreign exchange for the third quarter of Fiscal 2010, as compared to the same period in the prior year, is primarily due to increased costs on our hedge program, as well as revaluation on balances in unhedged currencies as most foreign currencies have strengthened relative to the U.S. dollar during the first nine months of Fiscal 2010. The first nine months of Fiscal 2009 includes a $42 million gain related to the correction of errors in the remeasurement of certain local currency balances to the functional currency related to prior periods as disclosed in previous Securities and Exchange Commission (“SEC”) filings.

INCOME TAXES

Our effective income tax rate was 34.5% and 28.0% for the third quarter of Fiscal 2010 and Fiscal 2009, respectively. For the first nine months of Fiscal 2010 and Fiscal 2009, our effective income tax rate was 29.3% and 25.9%, respectively. The increases in our effective income tax rate for the third quarter of Fiscal 2010 and the first nine months of Fiscal 2010 as compared to the same periods in the prior year are primarily due to a shift of profit mix toward higher tax jurisdictions. The Fiscal 2009 income tax rate also reflects decreases in uncertain tax positions resulting from the favorable settlement of an examination in a foreign jurisdiction. The differences between the estimated effective income tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income and differences between the book and tax treatment of certain items. The income tax rate for Fiscal 2010 will be impacted by the actual mix of jurisdictions in which income is generated. See Note 10 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information.

ACCOUNTS RECEIVABLE

We sell products and services directly to customers and through a variety of sales channels, including a growing retail distribution network. At October 30, 2009, our gross accounts receivable balance was $5.4 billion, a 12% increase from our balance at January 30, 2009. The growth in accounts receivable was mainly due to our growth in the consumer retail channel as relationships with channel partners typically result in longer payment terms, and also due to foreign currency impacts in our EMEA and APJ regions. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on specific identifiable customer accounts that are deemed at risk and general historical bad debt experience. As of October 30, 2009, and January 30, 2009, the allowance for doubtful accounts was $128 million and $112 million, respectively. In general, we have seen an increase in the allowance caused by the global economic conditions, particularly in a number of emerging economies and regions. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions in Fiscal 2010 to reduce our exposure to credit losses.

FINANCING RECEIVABLES

At October 30, 2009, and January 30, 2009, our net financing receivables balance was $2.6 billion and $2.2 billion, respectively. The increase is primarily the result of funding more customer receivables on balance sheet. We expect growth in financing receivables to continue throughout Fiscal 2010 as we reduce our off-balance sheet securitizations and decrease our fundings with CIT Group Inc. (“CIT”). To manage growth in financing receivables, we will continue to balance the use of our own working capital and other sources of liquidity. See Note 5 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information about our financing receivables.

We maintain an allowance to cover financing receivable credit losses. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. As of October 30, 2009, and January 30, 2009, the allowance for financing receivable losses was $182 million and $149 million, respectively. The increase in the allowance is primarily due to an increase in customer receivables. Based on our assessment of the customer financing receivables and the associated risks, we believe that we are adequately reserved.

The Credit Card Accountability, Responsibility, and Disclosure Act of 2009 was signed into U.S. law on May 22, 2009, and will affect the consumer financing provided by DFS. This Act will impose new restrictions on credit card companies in the areas of marketing, servicing, and pricing of consumer credit accounts. Some provisions of the law are now in effect, with the majority of provisions of the new law becoming effective in February 2010 and August 2010. We are compliant with the recent legislation that currently is in effect and are evaluating future changes in regulations. Some of the future provisions are subject to additional clarification, and we do not expect the changes will substantially alter how consumer credit is offered to our customers or how their accounts will be serviced. Commercial credit is unaffected by the change in law.

CIT, formerly a joint venture partner of DFS, has a limited role in the financing activities of DFS. Certain non-operating CIT entities declared bankruptcy during the third quarter of Fiscal 2010. The CIT entities that filed for bankruptcy are not involved with the financing activities of DFS. As a result, we were not adversely impacted. We have reduced our exposure to CIT over the past several quarters. For the three and nine months ended October 30, 2009, CIT funded approximately 8% and 18%, respectively, of DFS financing receivables. CIT’s contractual funding rights for revolving loans were fulfilled in the third quarter of Fiscal 2010. We expect CIT to continue to fund a small portion of fixed term leases and loans through the second quarter of Fiscal 2011. During the nine months ended October 30, 2009, revolving loans were offered by DFS under private label credit financing programs underwritten by CIT Bank. Subsequent to the third quarter of Fiscal 2010, we replaced the existing CIT Bank arrangement with a new arrangement with WebBank. This new arrangement with WebBank will allow us to continue to make available revolving credit financings to our customers. As of October 30, 2009, balances due from CIT in connection with specified promotional programs were less than $1 million.

OFF-BALANCE SHEET ARRANGEMENTS

Asset Securitization

During the third quarter of Fiscal 2010, we continued to transfer certain customer financing receivables to unconsolidated qualifying special purpose entities. The qualifying special purpose entities are bankruptcy remote legal entities with assets and liabilities separate from ours. The purpose of the qualifying special purpose entities is to facilitate the funding of customer receivables in the capital markets. Our qualifying special purpose entities have entered into financing arrangements with three multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Two of the three conduits fund fixed-term leases and loans, and one conduit funded revolving loans until it initiated scheduled amortization and was consolidated in July 2009. We expect to consolidate the other two special purpose entities in the first quarter of Fiscal 2011 in accordance with the new FASB pronouncement on variable interest entities and transfers of financial assets and extinguishment of financial liabilities. As of October 30, 2009, the unpaid principal balance of these unconsolidated securitized receivables were $747 million, and the associated debt was $616 million. During the first nine months of Fiscal 2010 and Fiscal 2009, $641 million and $1.1 billion, respectively, of customer receivables were funded via securitization through special purpose entities. See Note 5 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information.

Certain transfers of financial assets are accounted for as a sale. Upon the sale of the customer receivables to qualifying special purpose entities, we recognize a gain on the sale and retain an interest in the assets sold. We provide credit enhancement to the securitization in the form of over-collateralization. Receivables transferred to the qualified special purpose entities exceed the level of debt issued. We retain the right to receive collections for assets securitized exceeding the amount required to pay interest, principal, and other fees and expenses (referred to as retained interest). Retained interest is included in Financing Receivables on the balance sheet. At October 30, 2009, and January 30, 2009, our retained interest in securitized receivables was $134 million and $396 million, respectively. Our risk of loss related to securitized receivables is limited to the amount of our retained interest.

We service securitized receivables and earn a servicing fee. Our securitization transactions generally do not result in servicing assets and liabilities as the contractual fees are adequate compensation in relation to the associated servicing cost. The principal balance of securitized receivables reported off-balance sheet as of October 30, 2009, and January 30, 2009, were $747 million and $1.4 billion, respectively.

LIQUIDITY AND CAPITAL COMMITMENTS

Current Market Conditions

We continue to see improved stability in the financial and capital markets with volatility returning closer to historical levels. During the third quarter of Fiscal 2010, we continued to monitor the financial health of our supplier base, carefully managed customer credit, continued diversifying our financial institution exposure, and monitored the risk concentration of our cash and cash equivalents balance. Consistent with recent quarters, we maintained a conservative investment portfolio with shorter duration and high quality assets, and monitored the effectiveness as well as the counterparty credit risk of our foreign currency hedging program. We remain focused on maintaining spending controls across the company. We will monitor and manage these activities depending on current and expected market developments.

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

Liquidity

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the U.S. The majority of our non-US domiciled cash and investments are denominated in the U.S. dollar. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered permanently reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax expense. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations where it is needed.

We have an active working capital management team that monitors the efficiency of our balance sheet by evaluating liquidity under various macroeconomic and competitive scenarios. These scenarios quantify risks to the financial statements and provide a basis for actions necessary to ensure adequate liquidity. During the third quarter of Fiscal 2010, we continued to monitor and prioritize capital expenditures and other discretionary spending. The shift to third party manufacturers and the associated closure or sale of several of our manufacturing and other facilities has reduced the amount of capital required for our business, and we have not repurchased our shares since the third quarter of Fiscal 2009. We have a $1.5 billion commercial paper program with a supporting $1.5 billion senior unsecured revolving credit facility that allows us to obtain favorable short-term borrowing rates. We continue to be active in the commercial paper market by issuing short-term borrowings to augment our liquidity as needed.

We ended the third quarter of Fiscal 2010 with $14.0 billion in cash, cash equivalents, and investments, compared to $8.9 billion at the end of the third quarter of Fiscal 2009. Since November 1, 2008, we have generated $3.4 billion in cash flow from operations and $1.7 billion from debt issuance. We use cash generated by operations as our primary source of liquidity. However, over the past year we have issued term debt and short-term borrowings to supplement our domestic liquidity, provide for financial flexibility, and fund our strategic initiatives.

During the first nine months of Fiscal 2010, we issued $1.5 billion of notes, maturing in 2012, 2014, and 2019. Due to the overall strength of our financial position, we do not believe that the current credit conditions in the capital markets will impede our ability to access liquidity. We continually evaluate alternatives to access liquidity in the capital markets including options such as term debt, structured financing arrangements, or short-term borrowings. Due to the cost advantages of issuing short-term debt, we expect to increase utilization of our commercial paper program throughout the remainder of the year.

Our completed acquisition of Perot Systems in the fourth quarter of Fiscal 2010 resulted in $3.9 billion in cash outlays funded from available cash. We expect to continue to grow our business through strategic acquisitions, which will impact our future cash requirements and liquidity.

The following table summarizes the results of our Condensed Consolidated Statements of Cash Flows for the nine months ended October 30, 2009, and October 31, 2008:

	Nine Months Ended
	October 30,	October 31,
	2009	2008
	(in millions)

Net change in cash from:
Operating activities	$2,638	$1,165
Investing activities	(111)	362
Financing activities	1,729	(1,252)
Effect of exchange rate changes on cash and cash equivalents	187	(129)

Change in cash and cash equivalents	$4,443	$146

During the first nine months of Fiscal 2010, we were able to improve our cash generation from operating activities as a result of efficient management of our working capital. For further discussion of the results of our cash conversion cycle, see “Key Performance Metrics” below.

Operating Activities — Cash from operating activities was $2.6 billion during the first nine months of Fiscal 2010, compared to $1.2 billion during the first nine months of Fiscal 2009. During the first nine months of Fiscal 2010, operating cash flows resulted primarily from net income and favorable changes in our cash conversion cycle. Comparatively, cash from operations during the first nine months of Fiscal 2009 was primarily from net income offset by a deterioration in our days in accounts payable as a result of a shift away from suppliers with extended payment terms and the timing of purchases from and payments to suppliers during the first nine months of Fiscal 2009.

Key Performance Metrics — Our direct business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

The following table presents the components of our cash conversion cycle at October 30, 2009, and October 31, 2008:

	October 30,	October 31,
	2009	2008

Days of sales outstanding(a)	40	36
Days of supply in inventory(b)	8	8
Days in accounts payable(c)	84	69

Cash conversion cycle	(36)	(25)

(a)	Days of sales outstanding (“DSO”) calculates the average collection period of our accounts receivable. DSO is based on the ending net trade receivables and the most recent quarterly total net revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average net revenue per day for the current quarter (90 days). At October 30, 2009, and October 31, 2008, DSO and days of customer shipments not yet recognized were 37 and 3 days and 33 and 3 days, respectively.

(b)	Days of supply in inventory (“DSI”) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and most recent quarterly total cost of sales for each period. DSI is calculated by dividing inventory by average cost of goods sold per day for the current quarter (90 days).

(c)	Days in accounts payable (“DPO”) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly total cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold per day for the current quarter (90 days).

Our cash conversion cycle improved eleven days at October 30, 2009, from October 31, 2008, driven by a fifteen day improvement in DPO offset by a four day increase in DSO. The improvement in DPO from October 31, 2008, is primarily attributable to our ongoing transition to contract manufacturing, further standardization of vendor agreements, and timing of supplier purchases and payments during the third quarter of Fiscal 2010 as compared to the third quarter of Fiscal 2009. The increase in DSO from October 31, 2008, is primarily attributable to foreign currency movements due to the U.S. dollar weakening and our growth in the consumer retail channel, where relationships with channel partners typically result in longer payment terms. We believe that we can generate cash flow from operations in excess of net income over the long-term and can operate our cash conversion cycle at negative 30 days or better.

We defer the cost of revenue associated with customer shipments not yet recognized as revenue until they are delivered. These deferred costs are included in our reported DSO because we believe it presents a more accurate presentation of our DSO and cash conversion cycle. These deferred costs are recorded in other current assets in our Condensed Consolidated Statements of Financial Position and totaled $469 million and $456 million at October 30, 2009, and October 31, 2008, respectively.

Investing Activities — Cash used by investing activities for the first nine months of Fiscal 2010, was $111 million, compared to $362 million of cash provided by investing activities during the same period last year. Cash generated or used in investing activities principally consists of the net of sales and maturities and purchases of investments; net capital expenditures for property, plant, and equipment; and cash used to fund strategic acquisitions, which was approximately $3 million during the first nine months of Fiscal 2010 compared to $165 million during the first nine months of Fiscal 2009.

Financing Activities — Cash provided by financing activities during the first nine months of Fiscal 2010, was $1.7 billion as compared to $1.3 billion used during the same period last year. Financing activities typically consist of debt issuance proceeds, the issuance of common stock under employee stock plans, offset with the repurchase of our common stock. The year-over-year increase in cash provided by financing activities is due primarily to the reduction of our share repurchase program and proceeds from the issuance of long-term debt offset by our repayment of long-term debt. During the first nine months of Fiscal 2010, we did not repurchase any shares compared to approximately 134 million shares repurchased at an aggregate cost of $2.9 billion in the first nine months of Fiscal 2009. We issued and sold long-term notes of $1.5 billion during the first nine months of Fiscal 2010 and $1.5 billion during the first nine months of Fiscal 2009. During the first nine months of Fiscal 2009, we also repaid the $200 million principal amount of notes that matured in April 2008.

We also have a $1.5 billion commercial paper program with a supporting $1.5 billion senior unsecured revolving credit facility that allows us to obtain favorable short-term borrowing rates. We use the proceeds for general corporate purposes and to augment our liquidity as needed. At October 30, 2009, there was $351 million outstanding under the commercial paper program and no advances under the supporting credit facility. See Note 3 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for further discussion on our debt and commercial paper program.

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

We typically repurchase shares of common stock through a systematic program of open market purchases. We did not repurchase any shares during the third quarter of Fiscal 2010 compared to the repurchase of approximately 22 million shares at an aggregate cost of $420 million during the third quarter of Fiscal 2009.

Capital Expenditures — During the third quarter and first nine months of Fiscal 2010, we spent approximately $70 million and $249 million, respectively, on property, plant, and equipment primarily on our global expansion efforts and infrastructure investments in order to support future growth. Product demand, product mix, and the increased use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Capital expenditures for Fiscal 2010, related to our continued expansion worldwide, are currently expected to reach approximately $350 million. These expenditures are expected to be funded from our cash flows from operating activities.

Restricted Cash — Pursuant to an agreement between Dell and CIT, we are required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to our private label credit card, and deferred servicing revenue. Restricted cash in the amount of $141 million and $213 million is included in other current assets at October 30, 2009, and January 30, 2009, respectively.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 30, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the third quarter of Fiscal 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is set forth under the caption “Legal Matters” in Note 8 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements,” and is incorporated by reference into this Item 1 of Part II of this report.

Additional information on Dell’s commitments and contingencies can be found in Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2009, and in Dell’s Quarterly Reports on Form 10-Q for the fiscal quarters ended May 1, 2009, and July 31, 2009.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2009, could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

We have described below some changes from the risks described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2009, resulting from our acquisition of Perot Systems on November 3, 2009. This acquisition broadens the range of IT services Dell will offer.

•    We may bear the risk of cost overruns relating to software development and implementation services, and, as a result, cost overruns could adversely affect our financial results.  We provide services related to the development of software applications and the implementation of complex software packages for some of our customers. The effort and cost associated with the completion of these software development and implementation services are difficult to estimate and, in some cases, may significantly exceed the estimates made at the time we acquired the contracts from Perot Systems. We provide these software development and implementation services under time and materials and fixed-price contracts. The time and materials contracts are usually based on level-of-effort or direct costs plus a fee. Under those arrangements, we are able to bill our customer based on the actual cost of completing the services, even if the ultimate cost of the services exceeds our initial estimates. However, if the ultimate cost exceeds our initial estimate by a significant amount, we may have difficulty collecting the full amount that we are due under the contract, depending upon many factors, including the reasons for the increase in cost, our communication with the customer throughout the project, and the customer’s satisfaction with the services. As a result, we could incur losses with respect to these software development and implementation services even when they are priced on a time and materials basis. If we provide these software development or implementation services under a fixed-price contract, we bear all the risk that the ultimate cost of the project will exceed the price to be charged to the customer.

•    Some of our longer-term services contracts permit customer terminations or pricing changes that could reduce our revenue and profits and damage our business reputation.  Our contracts with customers generally permit termination in the event our performance is not consistent with service levels specified in those contracts. The ability of our customers to terminate contracts creates an uncertain revenue and profit stream. If customers are not satisfied with our level of performance, our reputation in the industry may suffer, which may also adversely affect our ability to market our services to other customers. Furthermore, some of our contracts contain pricing provisions that permit a customer to request a benchmark study by a mutually acceptable third-party benchmarker. Any resulting reduction of our rates for the benchmarked services could negatively impact our results of operations or cash flow. Our fixed-price contracts that have per-unit pricing adjustments for service volumes that exceed or fall below a specified range of volumes generally also have a limit on these adjustments, requiring renegotiation if volumes greatly exceed or fall below a specified range of volumes, which could result in reduced revenues and profits.

ITEM 6.	EXHIBITS

Exhibits — See Index to Exhibits below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC.

Date: December 3, 2009	/s/ THOMAS W. SWEET

Thomas W. Sweet
Vice President, Corporate Finance and Chief Accounting Officer (On behalf of the registrant and as principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.		Description of Exhibit

2.1	—	Agreement and Plan of Merger, dated September 20, 2009, by and among Dell Inc., DII — Holdings Inc. and Perot Systems Corporation (incorporated by reference to Exhibit 2.1 of Dell’s Current Report on Form 8-K filed on September 21, 2009). (Pursuant to the rules of the U.S. Securities and Exchange Commission, the schedules and similar attachments to the agreement have not been filed herewith. The registrant agrees to furnish supplementally a copy of any omitted schedule or attachment to the Commission upon request.)
2.2	—	First Amendment, dated September 30, 2009, to Agreement and Plan of Merger, dated September 20, 2009, by and among Dell Inc., DII — Holdings Inc. and Perot Systems Corporation (incorporated by reference to Exhibit 2.1 of Dell’s Current Report on Form 8-K filed on October 1, 2009)
2.3	—	Form of Tender and Voting Agreement, dated September 20, 2009, among Dell Inc., DII — Holdings Inc., Perot Systems Corporation and each of the following executive officers and directors of Perot Systems Corporation: Peter A. Altabef, Steven Blasnik, John S.T. Gallagher, Carl Hahn, DeSoto Jordan, Caroline S. Matthews, Thomas Meurer, Cecil H. Moore, Jr., Anthony J. Principi, Anuroop Singh, John Lyon, Russell Freeman, Thomas D. Williams, Scott Barnes, Eugene L. Carrick, Steve Curts, John E. Harper, Anurag Jain, Chuck Lyles and Jeff Renzi (incorporated by reference to Exhibit 2.2 of Dell’s Current Report on Form 8-K filed on September 21, 2009)
2.4	—	Form of Tender and Voting Agreement, dated September 20, 2009, among Dell Inc., DII — Holdings Inc., Perot Systems Corporation and each of the following stockholders of Perot Systems Corporation: H. Ross Perot, HWGA, Ltd., The Perot Foundation, Petrus Financial Services Ltd., Perot Family Trust, Perot Investment Trust I, Perot Investment Trust II, Perot Investment Trust III, Perot Investment Trust IV, Perot Investment Trust V (incorporated by reference to Exhibit 2.3 of Dell’s Current Report on Form 8-K filed on September 21, 2009)
2.5	—	Amended and Restated Tender and Voting Agreement, dated September 30, 2009, among Dell Inc., DII — Holdings Inc., Perot Systems Corporation and the Perot Family Trust (incorporated by reference to Exhibit 2.2 of Dell’s Current Report on Form 8-K filed on October 1, 2009)
3.1	—	Restated Certificate of Incorporation, filed February 1, 2006 (incorporated by reference to Exhibit 3.3 of Dell’s Current Report on Form 8-K filed on February 2, 2006, Commission File No. 0-17017)
3.2	—	Restated Bylaws, as amended and effective March 8, 2007 (incorporated by reference to Exhibit 3.1 of Dell’s Current Report on Form 8-K filed on March 13, 2007, Commission File No. 0-17017)
4.1	—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.2	—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3	—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4	—	Indenture, dated as of April 17, 2008, between Dell Inc. and The Bank of New York Trust Company, N.A., as trustee (including the form of notes) (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed April 17, 2008, Commission file No. 0-17017)
4.5	—	Indenture, dated April 6, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission file No. 0-17017)
4.6	—	First Supplemental Indenture, dated April 6, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission file No. 0-17017)
4.7	—	Form of 5.625% Notes due 2014 (incorporated by reference to Exhibit 4.3 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission file No. 0-17017)

Exhibit
No.			Description of Exhibit

4.8		—	Second Supplemental Indenture, dated as of June 15, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission file No. 0-17017)
4.9		—	Form of 3.375% Notes due 2012 (incorporated by reference to Exhibit 4.2 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission file No. 0-17017)
4.10		—	Form of 5.875% Notes due 2019 (incorporated by reference to Exhibit 4.3 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission file No. 0-17017)
31	.1†	—	Certification of Michael S. Dell, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1††	—	Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS§	—	XBRL Instance Document
101	.SCH§	—	XBRL Taxonomy Extension Schema Document
101	.CAL§	—	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB§	—	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE§	—	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF§	—	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed with this report.

††	Furnished with this report.

§	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.