Form 10-K
period 2010-01-29
DELL INC
filed 2010-03-18
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: January 29, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-17017

Dell Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2487834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Dell Way, Round Rock, Texas 78682
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: 1-800-BUY-DELL

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC (Nasdaq Global Select Market)

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Approximate aggregate market value of the registrant’s common stock held by non-affiliates as of July 31, 2009, based upon the closing price reported for such date on the NASDAQ Global Select Market	$22.7 billion
Number of shares of common stock outstanding as of March 5, 2010	1,957,725,915

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s proxy statement relating to the annual meeting of stockholders in 2010. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in this report under “Part I — Item 1A — Risk Factors.” Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which such statement is made.

PART I

All percentage amounts and ratios were calculated using the underlying data in thousands. Unless otherwise noted, all references to time periods refer to our fiscal years. Our fiscal year is the 52 or 53 week period ending on the Friday nearest January 31.

Unless the context indicates otherwise, references in this report to “we,” “us,” “our” and “Dell” mean Dell Inc. and our consolidated subsidiaries.

ITEM 1 — BUSINESS

General

Dell delivers innovative technology and services which customers trust and value. As a leading technology company, we offer a broad range of product categories, including mobility products, desktop PCs, software and peripherals, servers and networking, and storage. Our services include a broad range of configurable IT and business related services, including infrastructure technology, consulting and applications, and business process services.

Our company is a Delaware corporation and was founded in 1984 by Michael Dell on a simple concept: by selling computer systems directly to customers, we can best understand their needs and efficiently provide the most effective computing solutions to meet those needs. Over time we have expanded our business model to include a broader portfolio of products and services, and we have also added new distribution channels, such as retail, system integrators, value-added resellers, and distributors, which allow us to reach even more end-users around the world. To optimize our global supply chain to best serve our global customer base, we have transitioned a portion of our production capabilities to contract manufacturers.

Our global corporate headquarters are located in Round Rock, Texas. Dell Inc. is a holding company that conducts its business worldwide through its subsidiaries. When we refer to our company and its business in this report, we are referring to the business and activities of our consolidated subsidiaries. We operate principally in one industry, and we manage our business in four global customer oriented operating segments that we identify as Large Enterprise, Public, Small and Medium Business, and Consumer.

We are committed to managing and operating our business in a responsible and sustainable manner around the globe. This includes our commitment to environmental responsibility in all areas of our business. See “Government Regulation and Sustainability” below for additional information. This also includes our focus on maintaining a strong control environment, high ethical standards, and financial reporting integrity. See “Part II — Item 9A — Controls and Procedures” for a discussion of our internal control over financial reporting.

Business Strategy

Dell built its reputation as a leading technology provider through listening to customers and developing solutions that meet customer needs. We are focused on providing long-term value creation through the delivery of customized solutions that make technology more efficient, more accessible, and easier to use.

We are focused on improving our core business, shifting our portfolio to higher-margin and recurring revenue streams over time, and maintaining a balance of liquidity, profitability, and growth. We consistently focus on generating strong cash flow returns, allowing us to expand our capabilities and acquire new ones. We seek to grow revenue over the long term while improving operating income and cash flow growth. We have three primary components to our strategy:

•	Improve Core Business. Dell seeks to profitably grow the desktop and mobility business and enhance the online buying experience for our customers. We have improved our competitiveness through cost savings initiatives, which are focused on improving design, supply-chain, logistics and operating expenses to adjust to the changing dynamics of the industry. We are also committed to simplifying our product offerings to eliminate complexity that does not generate customer value. We will continue to focus on product leadership by developing next generation capabilities. Additionally, we will continue to deepen our skill sets and relationships within each of our customer-centric business units with the goal of delivering best in class products and services globally.

•	Shift Portfolio to Higher-Margin and Recurring Revenue Offerings. We are focused on expanding our customer solutions business by delivering best-value solutions in the enterprise, including servers, storage, services and software. Our view is that a large majority of the data centers and the server and storage opportunities now and in the future will be based on best value, simplification, and more open data center solutions. These are the kind of solutions that we believe Dell is well positioned to provide. We believe that our installed customer base, access to customers of all sizes, and capabilities position us to achieve growth of our customer solutions business. We will focus our investments to grow our business organically as well as inorganically through alliances and strategic acquisitions. Our acquisition strategy targets businesses that we believe will expand our customer solutions business by delivering best-value solutions in the enterprise, including servers, storage, services and software.

•	Balance Liquidity, Profitability, and Growth. We seek to maintain a strong balance sheet with sufficient liquidity to provide us with the flexibility to respond quickly to changes in our dynamic industry. As we shift our portfolio focus more to enterprise products and solutions, our financial flexibility will allow us to make longer term investments. We continue to manage all of our businesses with the goals of delivering operating income over the long term and balancing this profitability with an appropriate level of long-term revenue growth.

By successfully executing our strategy and driving greater efficiency and productivity in how we operate, we believe we can help customers grow and thrive.

Operating Business Segments

All of our goals begin and end with the customer. Striving to meet and exceed customer needs is at the heart of everything we do. During the first quarter of Fiscal 2010, we reorganized the manner in which we manage our business from geographic commercial segments identified as Americas Commercial, EMEA Commercial, and APJ Commercial, to global commercial business units we refer to as Large Enterprise, Public, and Small and Medium Business (“SMB”). Our global Consumer business unit remained the same. This alignment creates a clear customer-centric focus, which we believe allows us to serve customers with faster innovation and greater responsiveness, and enables us to better understand and address their challenges. Our four global business segments are:

•	Large Enterprise — Our Large Enterprise customers include large global and national corporate businesses. We believe that a single large-enterprise unit enhances our knowledge of our customers and thus furthers our advantage in delivering globally consistent and cost-effective solutions and services to many of the world’s largest IT users. We seek to continue improving our global leadership and relationships with these customers. Our efforts in this segment will be increasingly focused on data center solutions, disruptive innovation, customer segment specialization, and the value chain of design to value, price to value, market to value, and sell to value.

•	Public — Our Public customers, which include educational institutions, government, health care, and law enforcement agencies, operate in communities. Their missions are aligned with their constituents’ needs. Our customers measure their success against a common goal of improving lives, and they require that their partners, vendors, and suppliers understand their goals and execute to their mission statements. We intend to further our understanding of our Public customers’ goals and missions and extend our leadership in answering their urgent IT challenges. To meet our customers’ goals more effectively, we are focusing on simplifying IT, providing faster deployment of IT applications, expanding our enterprise and services offerings, and strengthening our partner relations to build best of breed integrated solutions.

•	Small and Medium Business — Our SMB segment is focused on providing small and medium-sized businesses with the simplest and most complete standards-based IT solutions and services, customized for their needs. Our SMB organization seeks to accelerate the creation and delivery of specific solutions and technology to small and medium-sized businesses worldwide in an effort to help our customers improve and grow their businesses. For example, our ProManage-Managed Services solution is a web-based service that proactively monitors and manages IT networks to prevent system issues.

•	Consumer — Our Consumer business sells to customers through our on-line store at www.dell.com, over the phone, and through retail. The globalization of our business unit has improved our global sales execution and coverage through better customer alignment, targeted sales force investments in rapidly growing countries, and improved marketing tools. We are also designing new, innovative products with faster development cycles and competitive features. Our recently announced Global Communications Solutions business is part of our focus on innovative products and designs for mobile devices. Our focus is on delivering mobile communications solutions for wireless operators and their dedicated customers. We collaborate with select carriers around the world to make the most of a customer’s mobile experience, on any network, and using any application. Finally, we will continue to expand and transform our retail business in order to reach more consumers.

For financial information about the results of our reportable operating segments for each of the last three fiscal years, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segment Discussion” and Note 14 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Products and Services

Our aim is to provide customers with integrated business solutions. We design, develop, manufacture, market, sell, and support a wide range of products and services that can be customized to individual customer requirements. Our products and services are organized between enterprise solutions and client categories. Enterprise solutions include servers, storage, and related services, software and peripherals. Client includes mobility, desktop products, and also related services, software and peripherals. Our services include a broad range of configurable IT and business services, including infrastructure technology, consulting and applications, and business process services. We also offer or arrange various customer financial services for our business and consumer customers in the U.S.

•	Product Development

We focus on developing modular and scalable technologies that incorporate highly desirable features and capabilities at competitive prices. We employ a collaborative approach to product design and development in which our engineers, with direct customer input, design innovative solutions and work with a global network of technology companies to architect new system designs, influence the direction of future development, and integrate new technologies into our products. Through this collaborative, customer-focused approach, we strive to deliver new and relevant products and services to the market quickly and efficiently. Our total research, development, and engineering expenses were $624 million for Fiscal 2010, $665 million for Fiscal 2009, and $693 million for Fiscal 2008, including acquisition related in-process research and development expenses of $2 million for Fiscal 2009 and $83 million for Fiscal 2008.

•	Manufacturing and Materials

Third parties manufacture some of the products we sell under the Dell brand. We have expanded our use of contract manufacturers and manufacturing outsourcing relationships to achieve our goals of generating cost efficiencies, delivering products faster, better serving our customers in certain segments and geographical areas, and delivering a world-class supply chain. Our manufacturing and distribution facilities are located in Austin, Texas; Winston-Salem, North Carolina; Nashville, Tennessee; Penang, Malaysia; Xiamen, China; Hortolândia, Brazil; Chennai, India; and Lodz, Poland. Beginning in Fiscal 2009, we have reduced our fixed costs by selling, closing and consolidating manufacturing and other facilities, and have moved towards a more variable cost manufacturing model. In connection with our implementation of this model, we have announced the closure of our Winston-Salem manufacturing facility and the sale of our Poland facility, both expected to be finalized in Fiscal 2011. See “Part I — Item 2 — Properties” for information about our manufacturing and distribution locations.

Our manufacturing process consists of assembly, software installation, functional testing, and quality control. Testing and quality control processes are also applied to components, parts, sub-assemblies, and systems obtained from third-party suppliers. Quality control is maintained through the testing of components, sub-assemblies, and systems at various stages in the manufacturing process. Quality control also includes a burn-in period for completed units after assembly, ongoing production reliability audits, failure tracking for early identification of production and component problems, and information from customers obtained through services and support programs. We are certified to the ISO (International Organization for Standardization) 9001: 2008 Quality management systems standard. This certification includes most of our global sites that design, manufacture, and service our products.

We purchase materials, supplies, product components, and products from a large number of vendors. In some cases, multiple sources of supply are not available and hence we have to rely on single-source vendors. In other cases, we may establish a working relationship with a single source or a limited number of sources if we believe it is advantageous to do so due to performance, quality, support, delivery, capacity, or price considerations. This relationship and dependency has not caused material supply disruptions in the past, and we believe that any disruption that may occur because of our dependency on single- or limited-source vendors would not disproportionately disadvantage us relative to our competitors. See “Part I — Item 1A — Risk Factors” for information about the risks associated with single- or limited-source suppliers.

•	Enterprise Solutions

–	Servers and Networking — Our standards-based PowerEdgetm line of servers is designed to offer customers affordable performance, reliability, and scalability. Options include high performance rack, blade, and tower servers for enterprise customers and value tower servers for small organizations, networks, and remote offices. We also offer customized Dell server solutions for large data center customers. During Fiscal 2010, we introduced our new 11th generation PowerEdgetm servers as part of our mission to help companies of all sizes simplify their IT environments.

Our PowerConnecttm switches connect computers and servers in small to medium-sized networks. PowerConnecttm products offer customers enterprise-class features and reliability at a high value to our customers.

–	Storage — We offer a comprehensive portfolio of advanced storage solutions, including storage area networks, network-attached storage, direct-attached storage, disk and tape backup systems, and removable disk backup. With our advanced storage solutions for mainstream buyers, we offer customers functionality and value while reducing complexity in the enterprise. Our storage systems are easy to deploy, manage, and maintain. The flexibility and scalability offered by Dell PowerVaulttm, Dell EqualLogictm, and Dell | EMC storage systems help organizations optimize storage for diverse environments with varied requirements. During Fiscal 2010, we expanded our storage portfolio by adding a variety of increasingly flexible new Dell PowerVaulttm, Dell EqualLogictm, and Dell | EMC storage choices that allow customers to grow capacity, add performance and protect their data in a more economical manner. We are shifting towards more Dell-branded and co-branded storage offerings that generally can be sold with our service solutions.

•	Services

–	Infrastructure Technology — Infrastructure technology includes our support services, which consist of warranty services and proactive maintenance offerings. Our suite of scalable support services is designed for IT professionals and end users whose needs range from basic phone support to rapid response and resolution of complex problems. We also offer a full suite of solutions for customers who desire outsourcing of some or all of their IT management and operations. From planning to deployment to ongoing technical support, we offer services that are modular in nature so that customers can customize a solution based on their current and future needs. We can manage a portion of the customer’s IT tasks or provide an end-to-end solution both in-house and remotely. Depending on our customer’s needs, we will assume operational responsibility for various aspects of the customer’s IT infrastructure, including data center and systems management, web hosting and Internet access and security, desktop solutions, messaging services, program management, hardware maintenance and monitoring, and network management. We also offer our customers deployment, asset recovery, and recycling services.

–	Consulting and Applications — Our consulting services include IT consulting, strategy consulting, enterprise consulting, the implementation of prepackaged software applications, and research. Our customer-oriented IT consulting services are designed to be focused and efficient, providing customers access to our expertise to help them evaluate, design, and implement IT infrastructures. Our consulting services include customized, industry-specific business solutions provided by employees with industry expertise. We also offer applications development and maintenance services, including developing and maintaining application software, migrating and testing applications systems, performing quality assurance functions on custom applications, assessing and evaluating application software, and providing web-based application services.

–	Business Process Services — We provide business process services, including claims processing, product engineering, payment and settlement management, life insurance policy administration, services to improve the collection of receivables, and call center management.

•	Software and Peripherals

–	We offer Dell-branded printers and displays and a multitude of competitively priced third-party peripheral products such as printers, televisions, notebook accessories, mice, keyboards, networking and wireless products, digital cameras, power adapters, scanners, and other products. We also sell a wide range of third-party software products, including operating systems, business and office applications, anti-virus and related security software, entertainment software, and products in various other categories. We operate an online software store, the Dell Download Store, for consumers and small and medium-sized businesses.

•	Client

–	Mobility — The Adamotm and Alienwaretm lines of notebook computers are targeted at customers seeking high-quality experiences and cutting edge designs, and range from sleek, elegant, thin, and light notebooks to the high performing gaming systems. The Studiotm line of consumer notebooks contains powerful multimedia elements. We have designed the Inspirontm line of notebook computers for consumers seeking the latest technology and high performance in a stylish and affordable package. The Latitudetm line is designed to help business, government, and institutional customers manage their total cost of ownership through managed product lifecycles. The Vostrotm line is designed to customize technology, services, and expertise to suit the specific needs of small businesses. We offer the Dell Precisiontm line of mobile workstations for professional users who demand exceptional performance to run sophisticated applications. During Fiscal 2010, we introduced the Dell Mini 3 mobile phone, which is powered by the Google Androidtm operating system, and launched it in China and Brazil.

Desktop PCs — We target sales of the Alienwaretm line of desktop computers to customers seeking features ranging from multimedia capability to high performance gaming. The Studiotm line of compact and stylish consumer desktops includes the Hybrid, our most power efficient consumer desktop. We have designed the Inspirontm line of desktop computers for mainstream PC users requiring the latest features for their productivity and entertainment needs. We offer the OptiPlextm line to help business, government, and institutional customers manage their total cost of ownership by offering a portfolio of secure, manageable, and stable lifecycle products. The Vostrotm line is designed to provide technology and services to suit the specific needs of small businesses. Dell Precisiontm desktop workstations are intended for professional users who demand exceptional performance from hardware platforms optimized and certified to run sophisticated applications, such as those needed for three-dimensional computer-aided design, digital content creation, geographic information systems, computer animation, software development, computer-aided engineering, game development, and financial analysis.

•	Financial Services

We offer or arrange various customer financial services for our business and consumer customers in the U.S. through Dell Financial Services L.L.C. (“DFS”), a wholly-owned subsidiary of Dell. DFS offers a wide range of financial services, including originating, collecting, and servicing customer receivables related to the purchase of Dell products. DFS offers private label credit financing programs through an unrelated, nationally chartered bank, to qualified consumer and Commercial customers and offers leases and fixed-term financing to Commercial customers. Financing through DFS is one of many sources of funding that our customers may select. For additional information about our financing arrangements, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing Receivables” and Note 4 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

To support the financing needs of our customers internationally, we have aligned with a select number of third party financial services companies. These financial services companies work directly with our customers to originate and service financing arrangements, enabling customers to finance and purchase Dell products and services.

For additional information about our products and services, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Discussion — Revenue by Product and Services Categories,” and Notes 4 and 14 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Geographic Operations

Our global corporate headquarters are located in Round Rock, Texas. We have operations all over the world and conduct business in many countries located in the Americas, Europe, the Middle East, Asia and other geographic regions. We have invested in high growth countries such as Brazil, Russia, India, and China, or “BRIC,” and we expect to continue our global expansion in the years ahead. Our continued expansion outside of the U.S. creates additional complexity in coordinating the design, development, procurement, manufacturing, distribution, and support of our increasingly complex product and service offerings. We intend to continue to expand our global capabilities as our international business continues to grow. For additional information on our product and service offerings, see “Products and Services — Manufacturing and Materials” and “Part I — Item 2 — Properties.” For information about percentages of revenue we generated from our operations outside of the U.S. for each of the last three fiscal years, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Competition

We operate in an industry in which there are rapid technological advances in hardware, software, and service offerings and face on-going product and price competition in all areas of our business from branded and generic competitors. We compete based on our ability to offer profitable and competitive solutions to our customers that provide the most current and desired product features, as well as on customer service, quality, and reliability. This is enabled by our direct relationships with customers, which allow us to recognize changing customer needs faster than many of our competitors. This connection with our customers allows us to best serve customer needs and is one of our competitive advantages.

We are committed to balancing our mix of products and services to optimize profitability, liquidity, and growth. We believe this strategy will help us achieve higher margins, but may put pressure on our industry unit share position for personal computers and servers at certain times.

Sales and Marketing

We sell our products and services directly to customers through our online store at www.dell.com, dedicated sales representatives, telephone-based sales, and through a variety of indirect sales channels. Our customers include large global and national corporate businesses, public institutions including government, education and healthcare organizations, and law enforcement agencies. Our customers also include small and medium-sized businesses, individual customers, and retailers. Within each geographic region, we have divided our sales resources among these various customer groups. No single customer accounted for more than 10% of our consolidated net revenue during any of the last three fiscal years.

Our sales and marketing efforts are organized around the evolving needs of our customers. Our direct business model provides direct communication with our customers, thereby allowing us to refine our products and marketing programs for specific customer groups. Customers may offer suggestions for current and future Dell products, services, and operations on an interactive portion of our Internet website called Dell IdeaStorm. This constant flow of communication allows us to rapidly gauge customer satisfaction and target new or existing products.

For large business and institutional customers, we maintain a field sales force throughout the world. Dedicated account teams, which include field-based system engineers and consultants, form long-term relationships to provide our largest customers with a single source of assistance, develop specific tailored solutions for these customers, and provide us with customer feedback. For large, multinational customers, we offer several programs designed to provide single points of contact and accountability with global account specialists, special global pricing, and consistent global service and support programs. We also maintain specific sales and marketing programs targeted at federal, state, and local governmental agencies, as well as healthcare and educational customers.

We market our products and services to small and medium-sized businesses and consumers primarily by advertising on television and through the Internet, advertising in a variety of print media, and mailing or emailing a broad range of direct marketing publications, such as promotional materials, catalogues, and customer newsletters.

We also sell our products and services through indirect sales channels. In the U.S., we sell products indirectly through third-party solution providers, system integrators, and third-party resellers. We also offer select consumer products in retail stores in several countries in the Americas, Europe, the Middle East, and Africa, which we refer to as “EMEA,” and Asia-Pacific Japan (“APJ”). Outside the U.S., we sell products indirectly through selected retailers to benefit from the retailer’s existing end-user customer relationships and valuable knowledge of traditional customs and logistics in the country and to mitigate credit and country risk as well as because sales in some countries may be too small to warrant a direct sales business unit. Our goal is to have strategic relationships with a number of major retailers in larger geographic regions. During Fiscal 2010, we continued to expand our global retail presence, and we now reach over 56,000 retail locations worldwide. Our retailers include Best Buy, Staples, Wal-Mart, DSGI, GOME, and Carrefour, among others.

Patents, Trademarks, and Licenses

At January 29, 2010, we held a worldwide portfolio of 2,577 patents and had an additional 2,418 patent applications pending. We also hold licenses to use numerous third-party patents. To replace expiring patents, we obtain new patents through our ongoing research and development activities. The inventions claimed in our patents and patent applications cover aspects of our current and possible future computer system products, manufacturing processes, and related technologies. Our product, business method, and manufacturing process patents may establish barriers to entry in many product lines. While we use our patented inventions and also license them to others, we are not substantially dependent on any single patent or group of related patents. We have entered into a variety of intellectual property licensing and cross-licensing agreements. We have also entered into various software licensing agreements with other companies. We anticipate that our worldwide patent portfolio will be of value in negotiating intellectual property rights with others in the industry.

We have obtained U.S. federal trademark registration for the DELL word mark and the Dell logo mark. We own registrations for 81 of our other marks in the U.S. At January 29, 2010, we had pending applications for registration of 24 other trademarks. We believe that establishment of the DELL word mark and logo mark in the U.S. is material to our operations. We have also applied for or obtained registration of the DELL word mark and several other marks in approximately 195 other countries.

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

Government Regulation and Sustainability

•	Government Regulation

Our business is subject to regulation by various federal and state governmental agencies. Such regulation includes the radio frequency emission regulatory activities of the U.S. Federal Communications Commission; the anti-trust regulatory activities of the U.S. Federal Trade Commission, the U.S. Department of Justice, and the European Union; the consumer protection laws and financial services regulations of the U.S. Federal Trade Commission and various state governmental agencies; the export regulatory activities of the U.S. Department of Commerce and the U.S. Department of Treasury; the import regulatory activities of U.S. Customs and Border Protection; the product safety regulatory activities of the U.S. Consumer Product Safety Commission; the investor protection and capital markets regulatory activities of the Securities and Exchange Commission; and the environmental, employment and labor, and other regulatory activities of a variety of governmental authorities in each of the countries in which we conduct business. We were not assessed any material environmental fines, nor did we have any material environmental remediation or other environmental costs, during Fiscal 2010.

•	Sustainability

Environmental stewardship and social responsibility are both integral parts of how we manage our business, and complement our focus on business efficiencies and customer satisfaction. We use open dialogue with our stockholders, customers, vendors, and other stakeholders as part of our sustainability governance process where we take candid feedback and offer honest discussions on the challenges we face globally. Our environmental initiatives take many forms, including maximizing product energy efficiency, reducing and eliminating sensitive materials from our products, and providing responsible, convenient computer recycling options for customers.

We are committed to becoming carbon neutral in our operations. We have set business requirements for our suppliers to disclose and reduce their greenhouse gas, or “GHG,” impacts. We were the first company in our industry to offer a free worldwide recycling program for our consumers. We also provide consumers with no-charge recycling of any brand of computer or printer with the purchase of a new Dell computer or printer. We have streamlined our transportation network to reduce transit times, minimize air freight and reduce emissions. Our packaging is designed to minimize box size and to increase recycled content of materials along with recyclability. When developing and designing products, we select materials guided by a precautionary approach in which we seek to eliminate environmentally sensitive substances (where reasonable alternatives exist) from our products and work towards developing reliable, environmentally sound, and commercially scalable solutions. We also have created a series of tools that help customers assess their current IT operations and uncover ways to reduce both the costs of those operations and their impact on the environment.

Backlog

We believe that backlog is not a meaningful indicator of net revenue that can be expected for any period. The backlog at any point in time may not translate into net revenue in any subsequent period, as unfilled orders can generally be canceled at any time by the customer. Our business model generally gives us flexibility to manage backlog at any point in time by expediting shipping or prioritizing customer orders toward products that have shorter lead times, thereby reducing backlog and increasing current period revenue. Although backlog at the end of Fiscal 2010 was higher than at the end of Fiscal 2009 and Fiscal 2008, the difference was not material when compared to our annual revenue during Fiscal 2010.

Trademarks and Service Marks

Unless otherwise noted, trademarks appearing in this report are trademarks owned by us. We disclaim proprietary interest in the marks and names of others. EMC is a registered trademark of EMC Corporation.

Available Information

Our principal executive offices are located at One Dell Way, Round Rock, Texas 78682, and our telephone number at that address is 1-800-BUY-DELL.

We maintain an Internet website at www.dell.com. All of our reports filed with the SEC (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports) are accessible through the Investor Relations section of our website at www.dell.com/investor, free of charge, as soon as reasonably practicable after we electronically file the reports with the SEC. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Information on our website is not incorporated by reference into this report and does not otherwise form a part of this report.

Employees

At the end of Fiscal 2010, we had approximately 96,000 total employees (consisting of 94,300 regular employees and 1,700 temporary employees), compared to approximately 78,900 total employees (consisting of 76,500 regular employees and 2,400 temporary employees) at the end of Fiscal 2009. Our acquisition of Perot Systems added 23,800 regular employees. Approximately 36,600 of the regular employees at the end of Fiscal 2010 were located in the U.S., and approximately 57,700 regular employees were located in other countries.

Executive Officers of Dell

The following table sets forth the name, age, and position of each of the persons who were serving as our executive officers as of March 5, 2010:

Name	Age	Title

Michael S. Dell	45	Chairman of the Board and Chief Executive Officer
Peter A. Altabef	50	President, Services
Bradley R. Anderson	50	Senior Vice President, Enterprise Product Group
Paul D. Bell	49	President, Public
Jeffrey W. Clarke	47	Vice Chairman, Operations and Technology
Andrew C. Esparza	51	Senior Vice President, Human Resources
Stephen J. Felice	52	President, Consumer, Small and Medium Business
Ronald G. Garriques	46	President, Communication Solutions
Brian T. Gladden	45	Senior Vice President and Chief Financial Officer
Erin Nelson	40	Senior Vice President and Chief Marketing Officer
Stephen F. Schuckenbrock	49	President, Large Enterprise
Lawrence P. Tu	55	Senior Vice President, General Counsel and Secretary

Our executive officers are elected annually by, and serve at the pleasure of, our Board of Directors.

Set forth below is biographical information about each of our executive officers.

•	Michael S. Dell — Mr. Dell currently serves as Chairman of the Board of Directors and Chief Executive Officer. He has held the title of Chairman of the Board since he founded the Company in 1984. Mr. Dell also served as Chief Executive Officer of Dell from 1984 until July 2004 and resumed that role in January 2007. He serves on the Foundation Board of the World Economic Forum, the executive committee of the International Business Council, and is a member of the U.S. Business Council. He also sits on the Technology CEO Council and the governing board of the Indian School of Business in Hyderabad, India.

•	Peter A. Altabef — Peter Altabef joined Dell, after Dell’s acquisition of Perot Systems in November 2009, as President of Services, Dell’s global IT services and business solutions unit. In this role, he is responsible for developing and delivering a best-in-class suite of intelligent, end-to-end IT services and business solutions for global corporations, government, health care, educational institutions and medium-sized businesses in more than 180 countries around the world. From September 2004 until November 2009, he was president and chief executive officer of Perot Systems. Before joining Perot Systems in 1993, Mr. Altabef was a partner in the law firm of Hughes & Luce, in Dallas, Texas. He previously practiced law in New York and served as a law clerk to the United States Court of Appeals for the Fifth Circuit. He earned a J.D. degree from The University of Chicago Law School and a Bachelor’s degree in economics from Binghamton University. Mr. Altabef is a member of The Bretton Woods Committee and serves on the Americas International Advisory Council of the International Business Leaders Forum.

•	Bradley R. Anderson — Mr. Anderson joined us in July 2005 and has served as Senior Vice President, Enterprise Product Group since January 2009. In this role, he is responsible for worldwide engineering, design, development and marketing of Dell’s enterprise products, including servers, networking and storage systems. From July 2005 until January 2009, Mr. Anderson served as Senior Vice President, Business Product Group. Prior to joining Dell, Mr. Anderson was Senior Vice President and General Manager of the Industry Standard Servers business at Hewlett-Packard Company (“HP”), where he was responsible for HP’s server solutions. Previously, he was Vice President of Server, Storage, and Infrastructure for HP, where he led the team responsible for server, storage, peripheral, and infrastructure products. Before joining HP in 1996, Mr. Anderson held top management positions at Cray Research in executive staff, field marketing, sales, finance, and corporate marketing. Mr. Anderson earned a Bachelor of Science in Petroleum Engineering from Texas A&M University and a Master of Business Administration from Harvard University. He serves on the Texas A&M Look College of Engineering Advisory Council.

•	Paul D. Bell — Mr. Bell has been with us since 1996 and currently serves as President, Public, a position he has held since January 2009. In this role, he is responsible for leading the teams that help governments, education, healthcare and other public organizations make full use of information technology. From March 2007 until January 2009, Mr. Bell served as Senior Vice President and President, Americas. In this role, Mr. Bell was responsible for all sales and customer support operations across the Americas region other than our Consumer business. From February 2000 until March 2007, Mr. Bell served as Senior Vice President and President, Europe, Middle East, and Africa. Prior to this, Mr. Bell served as Senior Vice President, Home and Small Business. Prior to joining Dell in July 1996, Mr. Bell was a management consultant with Bain & Company for six years, including two years as a consultant on our account. Mr. Bell received Bachelor’s degrees in Fine Arts and Business Administration from Pennsylvania State University and a Master of Business Administration degree from the Yale School of Organization and Management.

•	Jeffrey W. Clarke — Mr. Clarke currently serves as Vice Chairman, Operations and Technology. In this role, in which he has served since January 2009, he is responsible for worldwide engineering, design and development of Dell’s business client products, including Dell OptiPlextm Desktops, Latitude Notebooks and Precision Workstations, and production of all company products worldwide. From January 2003 until January 2009, Mr. Clarke served as Senior Vice President, Business Product Group. Mr. Clarke joined Dell in 1987 as a quality engineer and has served in a variety of engineering and management roles. In 1995, Mr. Clarke became the director of desktop development, and from November 2001 to January 2003 he served as Vice President and General Manager, Relationship Product Group. Mr. Clarke received a Bachelor’s degree in Electrical Engineering from the University of Texas at San Antonio.

•	Andrew C. Esparza — Mr. Esparza joined Dell in 1997 as a director of Human Resources in the Product Group. He was named Senior Vice President, Human Resources in March 2007 and was named an executive officer in September 2007. In this role, he is responsible for driving the strategy and supporting initiatives to attract, motivate, develop, and retain world-class talent in support of our business goals and objectives. He also has responsibility for corporate security and corporate responsibility on a worldwide basis. He currently is an executive sponsor for aDellante, our internal networking group responsible for the development of Hispanic employees within the company. Prior to joining Dell, he held human resource positions with NCR Corporation from 1985 until 1997 and Bechtel Power Corporation from 1981 until 1985. Mr. Esparza earned a Bachelor’s degree in Business Administration with a concentration in Human Resource Management from San Diego State University.

•	Stephen J. Felice — Mr. Felice currently serves as President, Consumer, Small and Medium Business, a position he has held since November 2009. Mr. Felice leads the Dell organization that creates and delivers specific solutions and technology to more than 72 million small and medium-sized businesses globally and is responsible for Dell’s portfolio of consumer products, including desktops, notebooks, software and peripherals as well as product design and sales. From January 2009 until November 2009, Mr. Felice served as President, Small and Medium Business, and from March 2007 until January 2009, as Senior Vice President and President, Asia Pacific-Japan, after having served as Vice President, Asia Pacific-Japan since August 2005. Mr. Felice was responsible for our operations throughout the APJ region, including sales and customer service centers in Penang, Malaysia, and Xiamen, China. Mr. Felice joined us in February 1999 and has held various executive roles in our sales and consulting services organizations. From February 2002 until July 2005, Mr. Felice was Vice President, Corporate Business Group, Dell Americas. Prior to joining Dell, Mr. Felice served as Chief Executive Officer and President of DecisionOne Corp. Mr. Felice also served as Vice President, Planning and Development, with Bell Atlantic Customer Services, and he spent five years with Shell Oil in Houston. Mr. Felice holds a Bachelor’s degree in Business Administration from the University of Iowa and a Master of Business Administration degree from the University of Houston.

•	Ronald G. Garriques — Mr. Garriques currently serves as President, Communication Solutions. In this role, in which he has served since November 2009, he focuses on bringing to market connected computing products and services through new channels of distribution, including telecommunications, cable, satellite and others. Mr. Garriques joined Dell in February 2007 as President, Global Consumer Group. In this role he was responsible for Dell’s portfolio of consumer products, including desktops, notebooks, software and peripherals as well as product design and sales. Before joining Dell, Mr. Garriques served in various leadership roles at Motorola from February 2001 to February 2007, where he was most recently Executive Vice President and President, responsible for the Mobile Devices division. He was also Senior Vice President and General Manager of the Europe, Middle East, and Africa region for the Personal Communications Services division, and Senior Vice President and General Manager of Worldwide Products Line Management for the Personal Communications Services division. Prior to joining Motorola, Mr. Garriques held management positions at AT&T Network Systems, Lucent Technologies, and Philips Consumer Communications. Mr. Garriques holds a Master’s degree in Business Administration from The Wharton School at the University of Pennsylvania, a Master’s degree in Mechanical Engineering from Stanford University, and a Bachelor’s degree in Mechanical Engineering from Boston University.

•	Brian T. Gladden — Mr. Gladden serves as Senior Vice President and Chief Financial Officer (“CFO”). In this role, in which he has served since June 2008, he is responsible for all aspects of Dell’s finance functions, including accounting, financial planning and analysis, tax, treasury, audit, information technology, and investor relations, and is also responsible for our global information systems and technology structure. Prior to joining Dell, Mr. Gladden was President and CEO of SABIC Innovative Plastics Holding BV from August 2007 through May 2008. Prior to joining SABIC Innovative Plastics Holding BV in August 2007, Mr. Gladden spent nearly 20 years with General Electric (“GE”) in a variety of financial and management leadership roles. During his career with the company, he served as Vice President and General Manager of GE Plastics’ resin business, CFO of GE Plastics and Vice President and CFO of GE Medical Systems Healthcare IT business. He was named a GE corporate officer in 2002 and had formerly served on GE’s corporate audit staff for five years. Mr. Gladden earned a Bachelor of Science degree in Business Administration and Finance from Millersville University in Millersville, Pennsylvania.

•	Erin Nelson — Ms. Nelson currently serves as Senior Vice President and Chief Marketing Officer (“CMO”). In this role, she is responsible for customer relationship management, communications, brand strategy, core research and analytics, and overall marketing agency management. Before becoming CMO in January 2009, Ms. Nelson spent three years in Europe, most recently as Vice President of Marketing for Dell’s business in EMEA. Since joining Dell in 1999, she has held progressive leadership positions in U.S. consumer marketing, U.S. public sales, EMEA home and small-business marketing, as well as eBusiness. Prior to joining Dell, Ms. Nelson held positions in brand management at Procter & Gamble, corporate strategy at PepsiCo, and as a management consultant with A.T. Kearney. Ms. Nelson earned a Bachelor’s degree in Business Administration with a concentration in International Business and Marketing from the University of Texas at Austin.

•	Stephen F. Schuckenbrock — Mr. Schuckenbrock currently serves as President, Large Enterprise, leading the delivery of innovative and globally consistent Dell solutions and services to the world’s largest corporate IT users. Mr. Schuckenbrock joined us in January 2007 as Senior Vice President and President, Global Services. In September 2007, he assumed the additional role of Chief Information Officer, and served in those roles until January 2009, when he assumed his current position. In those roles, he was responsible for all aspects of our services business, with worldwide responsibility for Dell enterprise service offerings, and was also responsible for our global information systems and technology structure. Prior to joining us, Mr. Schuckenbrock served as Co-Chief Operating Officer and Executive Vice President of Global Sales and Services for Electronic Data Systems Corporation (“EDS”). Before joining EDS in 2003, he was Chief Operating Officer of The Feld Group, an information technology consulting organization. Mr. Schuckenbrock served as Global Chief Information Officer at PepsiCo from 1995 to 2000. Mr. Schuckenbrock earned a Bachelor’s degree in Business Administration from Elon University.

•	Lawrence P. Tu — Mr. Tu joined us as Senior Vice President, General Counsel and Secretary in July 2004, and is responsible for overseeing Dell’s global legal, governmental affairs, and ethics and compliance departments. Before joining Dell, Mr. Tu served as Executive Vice President and General Counsel at NBC Universal for three years. Prior to his position at NBC, he was a partner with the law firm of O’Melveny & Myers LLP, where he focused on energy, technology, Internet, and media related transactions. He also served five years as managing partner of the firm’s Hong Kong office. Mr. Tu’s prior experience also includes serving as General Counsel Asia-Pacific for Goldman Sachs, attorney for the U.S. State Department, and law clerk for U.S. Supreme Court Justice Thurgood Marshall. Mr. Tu holds Juris Doctor and Bachelor of Arts degrees from Harvard University, as well as a Master’s degree from Oxford University, where he was a Rhodes Scholar.

ITEM 1A — RISK FACTORS

Our business, operating results, financial condition and prospects are subject to a variety of significant risks, many of which are beyond our control. The following is a description of some of the important risk factors that may cause our actual results in future periods to differ substantially from those we currently expect or desire.

•	Weak global economic conditions and instability in financial markets may harm our business and result in reduced net revenue and profitability.

We are a global company with customers in virtually every business and industry. Our performance depends significantly on global economic conditions. Commercial customers and consumers may postpone spending amid concerns over reduced asset values, fluctuating energy costs, geopolitical issues, the availability and cost of credit, unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. Weak global economic conditions could have a number of adverse effects on our business, including weaker customer demand, potential insolvency of key suppliers resulting in product delays, the inability of customers to obtain credit to finance purchases of our products on favorable terms, and potential customer insolvencies, all of which could negatively impact our liquidity and ultimately decrease our net revenue and profitability.

•	Weak economic conditions and additional regulation could harm our financial services activities.

Our financial services activities are negatively affected in the current adverse economic environment by loan delinquencies and defaults. Although the trend of increasing loan delinquencies and defaults has slowed, defaults impact our net credit losses and we may need to increase our reserves for customer receivables in the future. In addition, anticipated changes in financial services regulation could unfavorably impact the profitability and cash flows of our consumer financing activities.

•	We face intense competition, which may adversely affect our industry unit share position, revenue, and profitability.

We operate in an industry in which there are rapid technological advances in hardware, software and service offerings, and face aggressive product and price competition from both branded and generic competitors. We compete based on our ability to profitably offer competitive solutions with the most current and desired product features, as well as on customer service, quality and reliability. We expect that competition will continue to be intense and that our competitors’ products may be less costly, provide better performance or include additional features when compared to our products. Our efforts to balance our mix of products and services to optimize profitability, liquidity, and growth may also put pressure on our industry unit share position in the short-term. As we continue to expand globally, we may see new and increased competition in different geographic regions. In addition, barriers to entry in our businesses generally are low and products can be distributed broadly and quickly at relatively low cost.

•	If our cost cutting measures are not successful, we may become less competitive.

A variety of factors could prevent us from achieving our goal of better aligning our product and service offerings and cost structure with customer needs in the current business environment. We are currently focused on reducing our operating expenses, reducing total costs in procurement, product design, transformation, and simplifying our structure. For example, we may experience delays in the anticipated timing of activities related to our cost savings plans and higher than expected or unanticipated costs to implement the plans. As a result, we may not achieve our expected cost savings in the time anticipated, or at all. In such case, our results of operations and profitability may be negatively impacted, making us less competitive and potentially causing us to lose industry unit share.

•	Our inability to effectively manage product and services transitions could reduce the demand for our products and the profitability of our operations.

Continuing improvements in technology result in frequent new product and services introductions, short product life cycles, and improvements in product performance characteristics. In addition, we are increasingly sourcing new products and transitioning existing products through our contract manufacturers and manufacturing outsourcing relationships in order to generate cost efficiencies, deliver products faster and better serve our customers in certain segments and geographical areas. The success of product transitions depends on a number of factors, including the availability of products in appropriate quantities and costs to meet demand, and the risk that new or upgraded products have quality or other defects. These product transitions present execution challenges and risks. If we are unable to effectively manage a new product transition, our business and results of operations could be unfavorably affected.

•	We may not successfully execute our growth strategy if we fail to effectively manage the growth of our distribution capabilities, and to add to the scope of our product and services offerings.

Our growth strategy involves reaching more customers worldwide through new distribution channels, such as consumer retail, expanding our relationships with value-added resellers, and augmenting select areas of our business through targeted acquisitions. As we reach more customers worldwide through an increasing number of new distribution channels, such as consumer retail, and continue to expand our relationships with value-added resellers, inventory management becomes more challenging and successful demand forecasting becomes more difficult. Our goal continues to be to optimize the balance of liquidity, profitability, and growth with a focus on moving the weight of the product portfolio to higher margin products and recurring revenue streams. Our ability to grow sales of these higher margin products, services and solutions depends on our ability to successfully transition our sales capabilities in accordance with our strategy and to add to the breadth of our higher margin offerings through selective acquisitions of other businesses. If we are unable to effectively manage the growth of our distribution capabilities and grow our product and services offerings, our business and results of operations could be unfavorably affected.

•	If we fail to achieve favorable pricing from our vendors, our profitability could be adversely impacted.

Our profitability is affected by our ability to achieve favorable pricing with our vendors and contract manufacturers, including through negotiations for vendor rebates, marketing funds, and other vendor funding received in the normal course of business. Because these supplier negotiations are continuous and reflect the ongoing competitive environment, the variability in timing and amount of incremental vendor discounts and rebates can affect our profitability. These vendor programs may change periodically, potentially resulting in adverse profitability trends. Our inability to establish a cost and product advantage, or determine alternative means to deliver value to our customers, may adversely affect our industry unit share position, revenue, and profitability.

•	Our reliance on vendors for products and components, many of whom are located outside the U.S., could harm our business by adversely affecting product delivery, reliability and cost.

We obtain many of our products and all of our components from third party vendors. In addition, we are continuing to expand our use of contract manufacturers and manufacturing outsourcers. While these relationships generate cost efficiencies, they reduce our direct control over production. Our manufacturing and supply chain efficiencies give us the ability to operate with reduced levels of component and finished goods inventories. Our increasing reliance on these vendors subjects us to a greater risk of shortages, and reduced control over delivery schedules of components and products, as well as a greater risk of increases in product and component costs. Because we maintain minimal levels of component and product inventories, a disruption in component or product availability could harm our financial performance and our ability to satisfy customer needs. In addition, defective parts and products from these vendors could reduce product reliability and harm our reputation.

•	We could experience manufacturing interruptions, delays, or inefficiencies if we are unable to procure in a timely and reliable manner components and products from single-source or limited-source suppliers.

We maintain several single-source or limited-source supplier relationships, either because multiple sources are not available or because the relationships are advantageous to us due to performance, quality, support, delivery, capacity, or price considerations. If the supply of a critical single- or limited-source product or component is delayed or curtailed, we may not be able to ship the related product in desired quantities and in a timely manner. Even where multiple sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could harm our operating results.

•	We may not successfully implement our acquisition strategy.

We acquire companies as a part of our overall growth strategy. These acquisitions may involve significant new risks and uncertainties, including distraction of management attention away from our current business operations, insufficient new revenue to offset expenses, inadequate return of capital, integration challenges, new regulatory requirements, and issues not discovered in our due diligence process. As a result, such acquisitions may adversely affect our profitability or operations. In addition, if we make changes in our business strategy or if external conditions adversely affect our business operations, we may be forced to record an impairment charge for goodwill or intangibles, which would lead to decreased assets and reduced net operating performance.

•	Our ability to generate substantial non-U.S. net revenue faces many additional risks and uncertainties.

Sales outside the U.S. accounted for approximately 47% of our consolidated net revenue in Fiscal 2010. Our future growth rates and success are dependent on continued growth of our business outside the U.S., including in the key developing countries of Brazil, Russia, India, and China. Our international operations face many risks and uncertainties, including varied local economic and labor conditions, political instability, and changes in the regulatory environment, trade protection measures, tax laws (including U.S. taxes on foreign operations), copyright levies, and foreign currency exchange rates. Any of these factors could adversely affect our operations and profitability.

•	Our profitability may be adversely affected by our product, customer, and geographic sales mix and by seasonal sales trends.

Our profit margins vary among products, customers, and geographic markets. In addition, our business is subject to certain seasonal sales trends. For example, sales to government customers (particularly the U.S. federal government) are typically stronger in our third fiscal quarter, sales in EMEA are often weaker in our third fiscal quarter, and consumer sales are typically strongest during our fourth fiscal quarter. As a result of these factors, our overall profitability for any particular period may be adversely affected by the mix of products, customers, and geographic markets reflected in our sales for that period, as well as by seasonal trends.

•	Our business is dependent on our ability to access the capital markets.

We are increasingly dependent on access to debt and capital sources to provide financing for our customers and to obtain funds in the U.S. for general corporate purposes, including working capital, acquisitions, capital expenditures, funding customer receivables, and share repurchases. Additionally, we have customer financing relationships with companies whose business models rely on accessing the capital markets. The inability of these companies to access such markets could force us to self-fund transactions or forego customer financing opportunities, potentially harming our financial performance. The debt and capital markets may experience extreme volatility and disruption from time to time in the future, resulting in higher credit spreads in the capital markets and higher funding costs for us. The cost of accessing debt and capital markets has increased in recent periods as many lenders and institutional investors require higher rates of return. Lenders have also tightened lending standards, and reduced or ceased their lending to certain borrowers. Deterioration in our business performance, a credit rating downgrade, volatility in the securitization markets, changes in financial services regulations or adverse changes in the economy could lead to reductions in debt availability and could limit our ability to continue asset securitizations or other financings from debt or capital sources, reduce the amount of financing receivables that we originate, or negatively affect the costs or terms on which we may be able to obtain capital, any of which could unfavorably affect our net revenue, profitability, and cash flows.

•	Loss of government contracts could harm our business.

Contracts with the U.S. Government and foreign governments are subject to future funding that may affect the extension or termination of programs and are subject to the right of the government to terminate for convenience or non-appropriation. In addition, if we violate legal or regulatory requirements, the applicable government could suspend or disbar us as a contractor, which would unfavorably affect our net revenue and profitability.

•	The exercise by customers of certain rights under our services contracts, or our failure to perform as we anticipate at the time we enter services contracts, could adversely affect our revenue and profitability.

Many of our services contracts allow the customer to:

–	terminate the contract if our performance does not meet specified service levels
–	request a rate reduction tied to a benchmarker’s opinion of market rates (or alternatively allow the customer to terminate the contract)
–	reduce the customer’s use of our services and, as a result, reduce our fees
–	terminate the contract early upon payment of an agreed fee.

These customer actions may adversely affect our revenue and profitability.

In addition, we estimate our costs to deliver the services at the outset of the contract. If we fail to estimate accurately, our actual costs may significantly exceed our estimates, even for a time and materials contract, and we may incur losses on the services contracts.

•	Our performance could be adversely affected by our failure to hedge effectively our exposure to fluctuations in foreign currency exchange rates and interest rates.

We utilize derivative instruments to hedge our exposure to fluctuations in foreign currency exchange rates and interest rates. Some of these instruments and contracts may involve elements of market and credit risk in excess of the amounts recognized in our financial statements. If we are not successful in monitoring our foreign exchange exposures and conducting an effective hedging program, our foreign currency hedging activities may not offset the impact of fluctuations in currency exchange rates on our future results of operations and financial position.

•	We are subject to counterparty default risks.

We enter into numerous financing arrangements, including foreign currency option contracts and forward contracts, with a wide array of bank counterparties. As a result, we are subject to the risk that the counterparty to one or more of these contracts will default, either voluntarily or involuntarily, on its performance under the contract. In times of market distress, a counterparty may default rapidly and without notice to us, and we may be unable to take action to cover our exposure, either because we lack the contractual ability or because market conditions make it difficult to take effective action. In the event of a counterparty default, we could incur significant losses, which could harm our business, results of operations, and financial condition. In the event that one of our counterparties becomes insolvent or files for bankruptcy, our ability eventually to recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding. In addition, our deposits at financial institutions are at risk.

•	Unfavorable results of legal proceedings could harm our business and result in substantial costs.

We are involved in various claims, suits, investigations, and legal proceedings that arise from time to time in the ordinary course of our business and that are not yet resolved, including those described elsewhere in this Report. Additional legal claims or regulatory matters may arise in the future and could involve stockholder, consumer, antitrust, tax and other issues on a global basis. Litigation is inherently unpredictable. Regardless of the merit of the claims, litigation may be both time-consuming and disruptive to our business. Therefore, we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period. For example, we could be exposed to enforcement or other actions with respect to the continuing SEC investigation into certain accounting and financial reporting matters. In addition, our business, operating results and financial condition could be adversely affected if any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions.

•	Our business could suffer if we do not obtain licenses to intellectual property developed by others on commercially reasonable and competitive terms.

If we or our suppliers are unable to obtain desirable technology licenses, we may be prevented from marketing products, could be forced to market products without desirable features, or could incur substantial costs to redesign products, defend legal actions, or pay damages. Although our suppliers might be contractually obligated to obtain such licenses and indemnify us against such expenses, those suppliers could be unable to meet their obligations. In addition, our operating costs could increase because of copyright levies or similar fees by rights holders and collection agencies in European and other countries.

•	The expiration of tax holidays or favorable tax rate structures, or unfavorable outcomes in tax audits and other tax compliance matters, could result in an increase of our effective income tax rate in the future.

Portions of our operations are subject to a reduced tax rate or are free of tax under various tax holidays that expire in whole or in part during Fiscal 2011 through Fiscal 2019. Many of these holidays may be extended when certain conditions are met, or terminated if certain conditions are not met. If they are not extended, or if we fail to satisfy the conditions of the reduced tax rate, then our effective tax rate would increase in the future. Our effective tax rate could also increase if our geographic sales mix changes. We are under audit in various tax jurisdictions. An unfavorable outcome in certain of these matters could result in a substantial increase to our tax expense. In addition, changes in tax laws (including U.S. taxes on foreign operations) could adversely affect our operations and profitability.

•	We face risks relating to any inability by us to maintain strong internal controls.

If management is not successful in maintaining a strong internal control environment, we could have weaknesses in our control environment, causing investors to lose confidence in our reported financial information. This could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

•	Current environmental and safety laws, or laws enacted in the future, may harm our business.

Our operations are subject to environmental and safety regulation in all of the areas in which we conduct business. Our product design and procurement operations must comply with new and future requirements relating to the materials composition, energy efficiency and collection, recycling, treatment, transportation and disposal of our electronics products, including restrictions on mercury, lead, cadmium, lithium metal, lithium ion and other substances. If we fail to comply with applicable rules and regulations regarding the transportation, use and sale of such regulated substances, we could be subject to liability. The costs and timing of costs under environmental and safety laws are difficult to predict, but could have an unfavorable impact on our business.

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

•	Infrastructure disruptions or breaches of data security could harm our business.

We depend on our information technology and manufacturing infrastructure to achieve our business objectives. If a disruption, such as a computer virus, natural disaster, failure of a manufacturing or telecommunications system, lost connectivity, or intentional tampering or data-breach by a third party impairs our infrastructure, we may be unable to receive or process orders, manufacture and ship products in a timely manner, or otherwise conduct our business as usual. A disruption could cause us to lose customers and revenue, particularly during a period of disproportionately heavy demand, and could result in the unintentional disclosure of company or customer information and could damage our reputation. We also could incur significant expense in remediating these problems and in addressing related data security and privacy concerns.

•	Our success depends on our ability to attract, retain, and motivate our key employees.

We rely on key personnel to support anticipated continued rapid international growth and increasingly complex product and service offerings. We may not be able to attract, retain, and motivate the key professional, technical, marketing, and staff resources we need.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

At January 29, 2010, we owned or leased a total of approximately 19.7 million square feet of office, manufacturing, and warehouse space worldwide, approximately 9.4 million square feet of which is located in the U.S. We owned approximately 57% of this space and leased the remaining 43%. Included in these amounts are approximately 1.8 million square feet that are either vacant or sublet.

Our principal executive offices, including global headquarters, are located at One Dell Way, Round Rock, Texas. Our business centers, which include facilities that contain operations for sales, technical support, administrative, and support functions, occupy 10.3 million square feet of space, of which we own 36%. We own 4 million square feet of manufacturing space. Our design centers are housed in 1.5 million square feet of space, of which we own 49%.

Our acquisition of Perot Systems Corporation during Fiscal 2010 added over 3.0 million square feet of office and data center space worldwide, which is included above. During Fiscal 2010, we closed a manufacturing plant in Limerick, Ireland and a business center in Twin Falls, Idaho, and we sold our remanufacturing facility in Lebanon, Tennessee and business center in Pasay City, Philippines. At the end of Fiscal 2010, a business center in Coimbatore, India was under construction.

We plan to close our Winston-Salem, North Carolina manufacturing facility in Fiscal 2011 and have announced the sale of our Lodz, Poland manufacturing facility. We may continue to sell, close, and consolidate additional facilities depending on a number of factors, including end-user demand, capabilities, and progress in our continuous evaluation of our overall cost structure. We believe that our existing properties are suitable and adequate for our current needs and that we can readily meet our requirements for additional space at competitive rates by extending expiring leases or by finding alternative space.

As discussed in “Part I — Item 1 — Business,” we have four operating segments identified as Large Enterprise, Public, SMB and Consumer. Because of the interrelation of the products and services offered in each of these segments, we do not designate our properties to each segment. All four segments use substantially all of the properties at least in part, and we retain the flexibility to make future use of each of the properties available to each of the segments.

ITEM 3 — LEGAL PROCEEDINGS

The information required by Item 3 is set forth under the captions “Legal Matters” and “Copyright Levies” in Note 9 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” and is incorporated herein by reference.

ITEM 4 — (REMOVED AND RESERVED)

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is listed on the Global Select Market of The NASDAQ Stock Market LLC under the symbol DELL. Information regarding the high and low sales prices per share of our common stock for Fiscal 2010 and Fiscal 2009, as reported by the NASDAQ Global Select Market, is set forth in Note 16 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” and is incorporated by reference herein.

Holders

At March 5, 2010, there were 30,125 holders of record of Dell common stock.

Dividends

We have never declared or paid any cash dividends on shares of our common stock and currently do not anticipate paying any cash dividends in the immediate future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors.

Purchases of Common Stock

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. We did not repurchase any shares during the fourth quarter of Fiscal 2010. At January 29, 2010, the remaining authorized amount for future purchases under our share repurchase program was $4.5 billion.

Stock Performance Graph

The following graph compares the cumulative total return on Dell’s common stock during the last five fiscal years with the S&P 500 Index and the Dow Jones Computer Index during the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in Dell common stock or the indices on January 29, 2005, and assumes the reinvestment of all dividends. The graph depicts the change in the value of our common stock relative to the indices at the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

	2005	2006	2007	2008	2009	2010

Dell Inc.	$100.00	$71.26	$57.28	$49.56	$23.14	$31.42
S&P 500	$100.00	$110.38	$126.40	$123.48	$75.78	$100.89
Dow Jones US Computer Hardware	$100.00	$114.28	$130.83	$136.26	$88.83	$152.10

ITEM 6 — SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 8 — Financial Statements and Supplementary Data” and are derived from our audited financial statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” or in our previously filed Annual Reports on Form 10-K.

	Fiscal Year Ended
	January 29,	January 30,	February 1,	February 2,	February 3,
	2010	2009	2008	2007	2006
	(in millions, except per share data)
Results of Operations:
Net revenue	$52,902	$61,101	$61,133	$57,420	$55,788
Gross margin	$9,261	$10,957	$11,671	$9,516	$9,891
Operating income	$2,172	$3,190	$3,440	$3,070	$4,382
Income before income taxes	$2,024	$3,324	$3,827	$3,345	$4,608
Net income	$1,433	$2,478	$2,947	$2,583	$3,602
Earnings per common share:
Basic	$0.73	$1.25	$1.33	$1.15	$1.50
Diluted	$0.73	$1.25	$1.31	$1.14	$1.47
Number of weighted-average shares outstanding:
Basic	1,954	1,980	2,223	2,255	2,403
Diluted	1,962	1,986	2,247	2,271	2,449

Cash Flow & Balance Sheet Data:
Net cash provided by operating activities	$3,906	$1,894	$3,949	$3,969	$4,751
Cash, cash equivalents and investments	$11,789	$9,546	$9,532	$12,445	$11,756
Total assets	$33,652	$26,500	$27,561	$25,635	$23,252
Short-term borrowings	$663	$113	$225	$188	$65
Long-term debt	$3,417	$1,898	$362	$569	$625
Total stockholders’ equity	$5,641	$4,271	$3,735	$4,328	$4,047

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with “Part II — Item 8 — Financial Statements and Supplementary Data.”

OUR COMPANY

We are a leading integrated technology solutions provider in the IT industry. We offer a broad range of products, including mobility products, desktop PCs, software and peripherals, servers and networking, and storage products. Our services offerings include infrastructure technology, consulting and applications, and business process services. We also offer various financing alternatives, asset management services, and other customer financial services for business and consumer customers.

We built our reputation as a leading technology provider through listening to customers and developing solutions that meet customer needs. We are focused on providing long-term value creation through the delivery of customized solutions that make technology more efficient, more accessible, and easy to use. Customer needs are increasingly being defined by how they use technology rather than where they use it, which is why in the first quarter of Fiscal 2010, we transitioned from a global business that is managed regionally to businesses that are globally organized. We reorganized our geographic commercial segments to global business units to reflect the impact of globalization on our customer base. Our four global business segments are Large Enterprise, Public, Small and Medium Business (“SMB”), and Consumer. We also refer to our Large Enterprise, Public, and SMB segments as “Commercial.”

We maintain a highly efficient global supply chain, which allows low inventory levels and the efficient use of and return on capital. We have manufacturing locations around the world and relationships with contract manufacturers. This combined structure allows us to optimize our global supply chain to best serve our global customer base. To maintain our competitiveness, we continuously strive to improve our products, services, technology, manufacturing, and logistics.

We are continuing to invest in initiatives that will align our new and existing products and services around customers’ needs in order to drive long-term sustainable growth, profitability, and liquidity. During Fiscal 2010, we acquired Perot Systems Corporation (“Perot Systems”), which expands our services business and better positions us for immediate and long-term growth through the sale of additional enterprise solutions. Our business model also includes selling through distribution channels, such as retail, system integrators, value-added resellers, and distributors, which allows us to reach even more end-users around the world. We are investing resources in emerging countries with an emphasis on Brazil, Russia, India, and China (“BRIC”), where, given stable economic conditions, we expect significant growth to occur over the next several years. We are also creating customized products and services to meet the preferences and requirements of our diversified global customer base. We will focus our investments to grow our business organically as well as inorganically through alliances and strategic acquisitions.

RESULTS OF OPERATIONS

Consolidated Operations

The following table summarizes our consolidated results of operations for each of the past three fiscal years:

	Fiscal Year Ended
	January 29, 2010				January 30, 2009				February 1, 2008
		% of	%			% of	%			% of
	Dollars	Revenue	Change		Dollars	Revenue	Change		Dollars	Revenue
	(in millions, except per share amounts and percentages)
Net revenue:
Product	$43,697	82.6%	(17%	)	$52,337	85.7%	(3%	)	$53,728	87.9%
Services, including software related	9,205	17.4%	5%		8,764	14.3%	18%		7,405	12.1%

Total net revenue	$52,902	100.0%	(13%	)	$61,101	100.0%	(0%	)	$61,133	100.0%
Gross margin
Product	$6,163	14.1%	(20%	)	$7,667	14.6%	(11%	)	$8,579	16.0%
Services, including software related	3,098	33.7%	(6%	)	3,290	37.5%	6%		3,092	41.8%

Total Gross margin	$9,261	17.5%	(15%	)	$10,957	17.9%	(6%	)	$11,671	19.1%
Operating expenses	$7,089	13.4%	(9%	)	$7,767	12.7%	(6%	)	$8,231	13.5%
Operating income	$2,172	4.1%	(32%	)	$3,190	5.2%	(7%	)	$3,440	5.6%
Net income	$1,433	2.7%	(42%	)	$2,478	4.1%	(16%	)	$2,947	4.8%
Earnings per share — diluted	$0.73	N/A	(42%	)	$1.25	N/A	(5%	)	$1.31	N/A

In Fiscal 2010, our overall net revenue decreased year-over-year due primarily to the global economic slowdown that began during the second half of Fiscal 2009. The weakened economy continued to impact the IT spending of our Commercial customers, which accounted for 77% of our overall revenue for Fiscal 2010. Our Consumer segment experienced significant unit demand growth year-over-year, but a mix shift to lower-priced products and competitive pricing pressures resulted in a decrease in Consumer revenue and profitability. During the second half of Fiscal 2010, the IT industry started to see signs of economic recovery, and as a result, our unit shipments during the fourth quarter of Fiscal 2010 improved year-over-year for all of our segments. Overall, we have seen indications of strengthening demand in the Commercial segments and continued growth in the Consumer segment, and we believe that, as the global economy continues to recover, our revenue in Fiscal 2011 should improve relative to Fiscal 2010.

During Fiscal 2010, we focused on balancing liquidity, profitability, and growth by emphasizing areas that provided profitable growth opportunities. We also took actions in this challenging demand environment to shift towards a more variable cost manufacturing structure, reduce operating expenses, and improve our working capital management. We are beginning to see the positive impact of these efforts and expect that the benefits of our strategy will carry into Fiscal 2011, with anticipated enhanced operating leverage should revenue growth return. We will continue to work on additional cost reduction and efficiency efforts.

We will continue to focus our efforts on providing best-value solutions to our customers in all areas of enterprise, including servers, storage, services, and software. We believe these solutions are customized to the needs of users, easy to use, and affordable. During the fourth quarter of Fiscal 2010, we acquired Perot Systems, a worldwide provider of information technology and business solutions, and we expect to increase our portfolio of solutions offerings to our customers. Additionally, we will continue our overall strategy of seeking to balance profitability and liquidity with revenue growth.

Revenue

Fiscal 2010 compared to Fiscal 2009

•	Product Revenue — Product revenue and unit shipments decreased year-over-year by 17% and 6%, respectively, for Fiscal 2010. Our product revenue performance was primarily attributable to a decrease in customer demand from our Commercial segments and lower average selling prices in our Consumer segment.

•	Services Revenue, including software related — Services revenue increased year-over-year by 5% during Fiscal 2010. The increase in services revenue was largely due to our acquisition of Perot Systems, which contributed $588 million in services revenue during the fourth quarter of Fiscal 2010. Excluding the contribution by Perot Systems, services revenue decreased 2%. Our service offerings have traditionally been tied to the sale of hardware; therefore, the 6% decline in hardware demand negatively impacted our services revenue.

Overall, our average selling price (total net revenue per unit sold) during Fiscal 2010 decreased 8% year-over-year mostly due to competitive pricing pressures and a change in product mix towards lower-priced offerings, particularly in our Consumer segment. Average selling prices in Consumer declined 21% during Fiscal 2010, mostly due to our expansion into retail and a continuing shift in mix to lower-priced products. In the Consumer business, our market strategy is to expand our product offerings and customer coverage, by focusing on optimized products and services that have the features that customers value. We continue to see competitive pressure, particularly for lower priced desktops and notebooks. We expect this competitive pricing environment will continue for the foreseeable future. The average selling prices for our Commercial segments remained relatively flat from Fiscal 2009.

Outside the U.S., we experienced a 16% year-over-year revenue decline for Fiscal 2010 as compared to an approximate decline of 11% in revenue for the U.S. during the same period. Revenue outside the U.S. represented approximately 47% of net revenue for Fiscal 2010. At a consolidated level, BRIC revenue increased 4% during Fiscal 2010 and has been increasing sequentially since the fourth quarter of Fiscal 2009. We are continuing to expand into emerging markets by tailoring solutions to meet specific needs of these customers, and enhancing relationships to provide customer choice and flexibility.

During Fiscal 2010 and Fiscal 2009, the principal currencies in which we transact business experienced more volatility primarily due to macroeconomic conditions, including the global recession. However, we manage our business on a U.S. Dollar basis and utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time. As a result, the impact of currency movements was not significant to our consolidated results of operations or any related trends.

Fiscal 2009 compared to Fiscal 2008

•	Product Revenue — The decrease in product revenue during Fiscal 2009 was primarily attributable to a decrease in selling prices. Average selling prices were impacted by a change in revenue mix between our Commercial and Consumer business as well as our increased presence in consumer retail which contributed to overall lower average selling prices. From a product perspective, a 10% year-over-year decrease in desktop revenue also contributed to our product revenue decline.

•	Services Revenue, including software related — The year-over-year increase in our Fiscal 2009 services revenue was primarily attributable to a 41% year-over-year increase in software related revenue primarily driven by our ASAP Software Express, Inc., (“ASAP”) acquisition in the fourth quarter of Fiscal 2008 and a 7% year-over-year increase in services revenue.

Revenue outside the U.S. represented approximately 48% of Fiscal 2009 net revenue. Outside the U.S., we produced 4% year-over-year revenue growth for Fiscal 2009 as compared to a 3% decline in revenue for the U.S. The decline in our U.S. revenue was mainly attributable to our Commercial business in the U.S., which was impacted by the downturn in the global economy during the second half of Fiscal 2009. Our U.S. consumer business also was impacted by the economic slowdown; however, this business’s revenue grew during Fiscal 2009, aided by our expansion into retail through an increased number of worldwide retail locations. BRIC revenue grew 20% during Fiscal 2009 as we tailored solutions to meet specific regional needs, and enhanced relationships to provide customer choice and flexibility. From a worldwide product perspective, the continued decline in desktop unit sales and prices, and decreases in mobility selling prices contributed to our Fiscal 2009 performance.

Gross Margin

The following table presents information regarding our gross margin during each of the past three fiscal years:

	Fiscal Year Ended
	January 29, 2010				January 30, 2009				February 1, 2008
		% of	%			% of	%			% of
	Dollars	Revenue	Change		Dollars	Revenue	Change		Dollars	Revenue
	(in millions, except percentages)
Gross margin:
Product	$6,163	14.1%	(20%	)	$7,667	14.6%	(11%	)	$8,579	16.0%
Services, including software related	3,098	33.7%	(6%	)	3,290	37.5%	6%		3,092	41.8%

Total gross margin	$9,261	17.5%	(15%	)	$10,957	17.9%	(6%	)	$11,671	19.1%

Fiscal 2010 compared to Fiscal 2009

•	Products — Product gross margin decreased in absolute dollars and in gross margin percentage during Fiscal 2010. The decline in gross margin dollars was attributable to softer demand, change in sales mix, and lower average selling prices. Additionally, during Fiscal 2010, gross margins were negatively impacted by component cost pressures. We expect these component cost pressures to continue into Fiscal 2011 for selected key components. In an effort to improve costs and gross margin, we launched a number of new cost-optimized products and will continue cost optimization efforts in Fiscal 2011. We continue to make progress in our other ongoing cost improvement initiatives, and approximately 53% of our production volume is now manufactured by contract manufacturers.

•	Services, including software related — Our services (including software related) gross margin rate is driven by our extended warranty sales, partially offset by lower margin categories such as software, consulting, and managed services. Our extended warranty services are more profitable because we sell our extended warranty offerings directly to customers instead of selling through a distribution channel. We also have a services support structure that allows us to favorably manage our fixed costs.

During Fiscal 2010, our services gross margin decreased in absolute dollars compared to the prior year with a corresponding decrease in gross margin percentage. Our solution services offerings faced competitive pricing pressures in the current economic environment, resulting in lower gross margin percentages.

We continue to actively review all aspects of our facilities, logistics, supply chain, and manufacturing footprints. This review is focused on identifying efficiencies and cost reduction opportunities while maintaining a strong customer experience. As a result of this review to date, we have begun using contract manufacturers in an effort to migrate towards a more variable cost manufacturing model. This shift has resulted in the announced closures of our North Carolina manufacturing plant, as well as the pending sale of our Poland facility and the closure of the Limerick, Ireland, facility. During Fiscal 2010 and 2009, the cost of these individual severance and facility actions was $481 million and $282 million, respectively, of which approximately $237 million and $146 million, respectively, affected gross margin. We continue to actively evaluate our overall cost structure, including product design and manufacturing costs. We expect that we will continue our overall cost reduction activities, which may include selected headcount reductions, as well as other cost reduction programs. While we believe that we will have completed a significant portion of our manufacturing transformation once we finalize the closures of our North Carolina and Poland facilities, we expect to implement additional cost reduction measures depending on a number of factors, including end-user demand, capabilities, and our continued simplification of our supply and logistics chain. See Note 8 of the Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for additional information on severance and facility action costs.

As we continue to evolve our inventory and manufacturing business model to drive cost efficiencies, we continuously negotiate with our suppliers in a variety of areas, including availability of supply, quality, and cost. These real-time continuous supplier negotiations support our business structure, which is able to respond quickly to changing market conditions due to our customer-facing model. Such negotiations are focused on achieving the lowest net cost of our various components, independent of the pricing strategies used by our supplier base. Because of the fluid nature of these ongoing negotiations, the timing and amount of supplier discounts and rebates vary from time to time. These discounts and rebates are allocated to the segments based on a variety of factors, including strategic initiatives, to drive certain programs. We monitor our suppliers’ net cost, including vendor funding programs, and work to mitigate any disruptions or price disadvantages caused by changes in our supplier programs.

In general, gross margin and margins on individual products and services will remain under downward pressure due to a variety of factors, including continued industry-wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of raw materials, and outside manufacturing services. We expect to continue to see pressure on certain component costs, and we will continue to adjust our pricing strategy and shift towards a variable cost manufacturing model with the goals of optimizing growth and profitability. We will continue to invest in initiatives that will align our new and existing products and services with customers’ needs, particularly for enterprise products and solutions. As we shift our focus more to enterprise products and solutions, we believe the improved mix of higher margin sales will positively impact our gross margin over time.

Fiscal 2009 compared to Fiscal 2008

During Fiscal 2009, our gross margin decreased in absolute dollars and in gross margin percentage as a result of decreases in average selling prices from competitive pricing pressures and further expansion into retail through an increased number of worldwide retail locations. The year-over-year gross margin percentage decline can be further attributed to the fact that Fiscal 2008 witnessed unusually high component cost declines, whereas Fiscal 2009 component cost declines returned to more typical levels. During Fiscal 2009, we closed our desktop manufacturing facility in Austin, Texas, and sold our call center in El Salvador.

Operating Expenses

The following table presents information regarding our operating expenses during each of the past three fiscal years:

	Fiscal Year Ended
	January 29, 2010				January 30, 2009				February 1, 2008
		% of	%			% of	%			% of
	Dollars	Revenue	Change		Dollars	Revenue	Change		Dollars	Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$6,465	12.2%	(9%	)	$7,102	11.6%	(6%	)	$7,538	12.4%
Research, development, and engineering	624	1.2%	(6%	)	663	1.1%	9%		610	1.0%
In-process research and development	-	0.0%	(100%	)	2	0.0%	(98%	)	83	0.1%

Total operating expenses	$7,089	13.4%	(9%	)	$7,767	12.7%	(6%	)	$8,231	13.5%

Fiscal 2010 compared to Fiscal 2009

•	Selling, General, and Administrative — During Fiscal 2010, selling, general and administrative (“SG&A”) expenses decreased compared to Fiscal 2009 primarily due to decreases in compensation, advertising expenses, and improved general spending controls.

Compensation and benefits expense, excluding expenses related to headcount reductions, decreased approximately $300 million in Fiscal 2010 compared to Fiscal 2009. With the increase in retail volumes, which typically incur less advertising costs, advertising expenses decreased approximately $200 million year-over-year from Fiscal 2009. Due to company-wide spending control measures, there were large decreases in most other categories of expenses, including travel, maintenance, telecom, utilities, training, and recruiting, resulting in savings of over $340 million.

These decreases were partially offset by an increase in accounts receivable bad debt of $40 million resulting from the challenging business environment. SG&A expenses related to headcount and infrastructure reductions through our on-going cost optimization efforts were $237 million for Fiscal 2010 compared to $136 million for Fiscal 2009. SG&A expenses for Fiscal 2010 also included approximately $115 million of costs related to the acquisition of Perot Systems.

We expect integration costs related to our acquisition of Perot Systems to continue over the next fiscal years. In addition, we will continue to review our costs across all processes and organizations with the goals of reducing complexity and eliminating redundancies. Since the second quarter of Fiscal 2008 and through the end of Fiscal 2010, excluding the 23,800 employees we added from Perot Systems, we have reduced headcount by approximately 20,000 and closed a number of our facilities. While we have made significant progress in the transformation of our manufacturing and logistics areas, we expect to take further actions to reduce costs while investing in strategic growth areas.

•	Research, Development, and Engineering — During Fiscal 2010, research, development and engineering (“RD&E”) expenses remained approximately 1% of revenue, consistent with prior years. We manage our research, development, and engineering spending by targeting those innovations and products that we believe are most valuable to our customers and by relying upon the capabilities of our strategic relationships. We will continue to invest in RD&E activities to support our growth and to provide for new, competitive products. We have obtained 2,577 worldwide patents and have applied for 2,418 additional worldwide patents as of January 29, 2010.

Fiscal 2009 compared to Fiscal 2008

•	Selling, General, and Administrative — During Fiscal 2009, SG&A expenses decreased primarily due to decreases in compensation and benefits expense, advertising expenses, and costs associated with governmental investigations. Compensation and benefits expense, excluding expenses related to headcount and infrastructure reductions, decreased approximately $250 million in Fiscal 2009 compared to Fiscal 2008, driven primarily by decreases in bonus-related expenses due to weaker company performance versus bonus plan targets and lower sales commission expenses. Compensation-related expenses also included $73 million of stock option acceleration expense in Fiscal 2009, while Fiscal 2008 included $76 million for the cash payments made for expiring stock options. See Note 13 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for further information on stock-based compensation. With the increase in retail volumes and the associated cooperative advertising programs, as well as other factors, advertising expenses decreased approximately $130 million from Fiscal 2008. Costs associated with the ongoing SEC investigation and the Audit Committee’s completed independent investigation decreased by $117 million from $160 million for Fiscal 2008 to $43 million for Fiscal 2009. These decreases were partially offset by an increase in SG&A expenses related to headcount and infrastructure reductions through our on-going cost optimization efforts, which were $136 million for Fiscal 2009 compared to $92 million for Fiscal 2008.

•	Research, Development, and Engineering — The increase in RD&E expenses during Fiscal 2009 was primarily due to an approximately $45 million increase in compensation and benefits expenses as we continued to expand our research and development activities in our EqualLogictm and Data Center Solutions offerings.

Operating and Net Income

Fiscal 2010 compared to Fiscal 2009

•	Operating Income — During Fiscal 2010, operating income decreased 32% year-over-year to $2.2 billion. The decrease in operating income was primarily attributable to a year-over-year revenue decline of 13% and a year-over-year decline in gross margin dollars of 15%. A 9% year-over-year reduction in operating expenses during Fiscal 2010 favorably impacted operating income, while operating expenses as a percentage of revenue increased slightly during the same periods.

•	Net Income — Net income decreased year-over-year during Fiscal 2010 by 42% to $1.4 billion. Net income was impacted by significant declines in operating income and higher interest and other, net in Fiscal 2010 compared to Fiscal 2009. During Fiscal 2010 as compared to Fiscal 2009, net income was negatively impacted by an increase in our effective tax rate to 29.2% from 25.4%. See “Income and Other Taxes” below for a discussion of our effective tax rates.

Fiscal 2009 compared to Fiscal 2008

•	Operating Income — Operating income decreased 7% year-over-year to $3.2 billion in Fiscal 2009. The decrease was partially driven by a shift in product mix that resulted in lower average selling prices. Additionally, operating income was impacted by higher cost of sales, which lowered our gross margin percentage, partially offset by reduced operating expenses.

•	Net Income — For Fiscal 2009, net income decreased 16% year-over-year to $2.5 billion. Net income was impacted by a 7% year-over-year decline in operating income, a 65% decline in interest and other, net and an increase in our effective tax rate from 23.0% to 25.4%.

SEGMENT DISCUSSION

During the first quarter of Fiscal 2010, we reorganized our geographic commercial segments to global business units. Our four global business segments are Large Enterprise, Public, Small and Medium Business, and Consumer, reflecting the impact of globalization on our customer base.

Severance and facility action expenses, broad based long-term incentive expenses, in-process research and development, amortization of purchased intangible assets costs, and acquisition-related expenses in relation to our acquisition of Perot Systems are not allocated to the reporting segments. These costs totaled $1.2 billion during Fiscal 2010, $805 million during Fiscal 2009, and $650 million during Fiscal 2008. See Note 14 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for additional information and reconciliation of segment revenue and operating income to consolidated revenue and operating income.

The following table presents our net revenue and operating income by our reportable global segments:

	Fiscal Year Ended
	January 29, 2010				January 30, 2009				February 1, 2008
		% of	%			% of	%			% of
	Dollars	Revenue(a)	Change		Dollars	Revenue(a)	Change		Dollars	Revenue(a)
	(in millions, except percentages)
Large Enterprise
Net revenue	$14,285	27%	(21%	)	$18,011	30%	(4%	)	$18,833	31%
Operating income	$819	6%	(29%	)	$1,158	6%	(13%	)	$1,331	7%
Public
Net revenue	$14,484	27%	(6%	)	$15,338	25%	4%		$14,708	24%
Operating income	$1,361	9%	8%		$1,258	8%	0%		$1,261	9%
Small and Medium Business
Net revenue	$12,079	23%	(19%	)	$14,892	24%	(6%	)	$15,807	26%
Operating income	$1,040	9%	(18%	)	$1,273	9%	(5%	)	$1,338	8%
Consumer
Net revenue	$12,054	23%	(6%	)	$12,860	21%	9%		$11,785	19%
Operating income	$107	1%	(65%	)	$306	2%	91%		$160	1%

(a)	Operating income percentage of revenue is stated in relation to the respective segment.

Fiscal 2010 compared to Fiscal 2009

•	Large Enterprise — The decrease in Large Enterprise’s revenue during Fiscal 2010 was mainly due to a unit shipment decline of 23%. Large Enterprise’s weak performance can generally be attributed to the global economic downturn that began in the second half of Fiscal 2009. Many of our customers have either delayed or canceled IT projects as a result of the economic slowdown, which was most pronounced in the commercial sector of the IT industry. During Fiscal 2010, revenue from desktop PCs, mobility products, and storage items all declined approximately 30% year-over-year, and software and peripherals and servers and networking declined 19% and 4%, respectively. Services revenue increased year-over-year by 2%, which is largely due to the 48% increase in fourth quarter revenue, 36% of which was contributed by the acquisition of Perot Systems. Large Enterprise revenue decreased significantly year-over-year across most countries due to the continued global economic downturn and competitive pressures. We have seen improved product demand in Large Enterprise in the second half of Fiscal 2010 and, absent further macroeconomic deterioration, we expect this improving demand to continue in Fiscal 2011.

During Fiscal 2010, operating income percentage decreased 70 basis points year-over-year to 5.7%. Operating income deteriorated as revenue decreased year-over-year due to lower demand. Additionally, operating expenses as a percentage of revenue increased year-over-year even though operating expense dollars decreased 17%. We believe that Large Enterprise is well positioned for better operating leverage going forward as demand strengthens, and as we continue to shift our enterprise storage and server products to higher margin offerings.

•	Public — Public experienced a year-over-year decline in both revenue and unit shipments during Fiscal 2010. The decline in unit shipments of 10% can be attributed to continued soft demand in the current global economy. During Fiscal 2010, Public’s average selling prices increased 4% due to a higher mix of services, and software related revenues, partially offset by competitive pricing pressures on our desktop PC and mobility offerings. During Fiscal 2010, Public’s revenue declined across all product categories except for services, and software and peripherals revenue, which grew year-over-year by 28% and 5%, respectively. The growth in services revenue was largely due to the acquisition of Perot Systems, which contributed $418 million to Public’s Fiscal 2010 services revenue. Without the contribution by Perot Systems, Public’s services revenue would have remained relatively flat with the prior year. Product revenue decline was led by lower revenue from sales of desktop PCs, which decreased year-over-year by 20%. We have seen improved demand in Public in the second half of Fiscal 2010 and, absent further macroeconomic deterioration, we expect this trend to continue in Fiscal 2011.

During Fiscal 2010, operating income percentage increased 120 basis points year-over-year to 9.4%. Operating income was positively impacted by a year-over-year improvement in gross margin percentage during Fiscal 2010 as we continued to optimize our pricing and cost structure and sell higher value solutions to our customers. The addition of Perot Systems contributed 3% to the growth in operating income. Also favorably impacting operating income was a 5% year-over-year decrease in operating expenses during Fiscal 2010, driven by cost savings related to headcount reductions and improved spending controls on SG&A and RD&E expenditures.

•	Small and Medium Business — During Fiscal 2010, SMB experienced a 19% and 14% year-over-year decline in revenue and unit shipments, respectively. Average selling prices declined 6%. SMB experienced double digit revenue declines across all product lines except storage and services during Fiscal 2010, led by a 28% and 18% decline in desktop PC and mobility revenue, respectively. We limited our participation in certain lower priced but higher demand bands in an effort to protect profitability. This is not a long term strategy and we will participate in those lower priced bands as we bring new product offerings to market. Storage and services had 9% and 8% year-over-year decreases, respectively. Consistent with our other Commercial segments’ performance, the contraction of the global economy during the first half of Fiscal 2010 and competitive pressures were significant contributors to SMB’s year-over-year revenue, unit shipment, and average selling price declines. We did see improving unit demand trends as we progressed through the latter half of Fiscal 2010. From a country perspective, SMB had year-over-year revenue declines in most countries except the BRIC countries, in which the combined revenue grew 24%.

Operating income percentage increased 10 basis points year-over-year to 8.6% during Fiscal 2010. Operating income dollars decreased 18% as revenue and unit shipments decreased significantly for both periods. Also impacting operating income was a slight increase in gross margin percentage during Fiscal 2010. We were also able to reduce operating expenses during Fiscal 2010, mainly due to tighter spending controls on SG&A and RD&E expenses.

•	Consumer — During Fiscal 2010, Consumer’s revenue declined 6% year-over-year, on unit growth of 19%. Even though unit shipments grew, our Consumer revenue decreased mainly due to the effects of our growth in retail, which tends to have lower average selling prices, combined with a shift in product mix and competitive pricing pressures. As a result, our average selling prices declined 21% year-over-year during Fiscal 2010. From a product perspective, Consumer’s desktop PC revenue declined 24% during Fiscal 2010 as compared to Fiscal 2009 on a unit shipment decline of 10%. Mobility revenue increased 4% during Fiscal 2010. During the same period, units shipped for mobility increased year-over-year by 32%; however, the positive impact of increased shipments was offset by an average selling price per unit decline of 21%. The continued shift in consumer preference from desktops to notebooks has contributed to our mobility unit growth. The reduction in mobility average selling prices was mainly attributable to our expansion into retail coupled with a demand shift from higher to lower priced notebooks and the growing popularity of netbooks. Software and peripheral and services revenue also declined 12% and 16% year-over-year, respectively, during Fiscal 2010. At a country level, our targeted BRIC revenue grew 46% during Fiscal 2010.

Consumer’s operating income percentage declined approximately 1.5 percentage points year-over-year to 0.9%. Consumer’s operating performance was affected by a year-over-year decline in gross margin during Fiscal 2010 mainly due to the previously mentioned revenue declines and to component cost pressures. Even though operating expenses decreased year-over-year, operating expenses as a percentage of revenue remained relatively flat during Fiscal 2010 as compared to Fiscal 2009. During the fourth quarter of Fiscal 2010, we announced plans to combine Consumer and SMB under a single leadership team to reduce overall costs, though we will continue to manage and report the two segments separately.

During Fiscal 2010, Consumer’s revenue and operating income was favorably impacted by a second quarter $53 million transaction, in which a vendor purchased our contractual right to share in future revenues from product renewals sold by the vendor. Excluding this transaction, Consumer’s Fiscal 2010 operating income percentage would have been 0.4% instead of 0.9%. We may from time to time enter into similar agreements as we intend to monetize other elements of the consumer business.

We sell desktop and notebook computers, printers, ink, toner, displays, and accessories through retailers. Our goal is to have strategic relationships with a number of major retailers in our larger geographic regions. We expanded our global retail presence over the prior year, and now reach over 56,000 retail locations worldwide, compared to 24,000 at the end of Fiscal 2009.

Fiscal 2009 compared to Fiscal 2008

•	Large Enterprise — In Fiscal 2009, both Large Enterprise’s revenue and unit shipments decreased 4% year-over-year, while average selling prices remained flat. The decline in revenue and unit shipments was directly attributable to the global economic downturn that began in the latter half of Fiscal 2009. Average selling prices remained flat due to a product mix shift within Large Enterprise. Unit sales of our more profitable servers and networking products increased 9% year-over-year during Fiscal 2009, while desktop and mobility units declined 8% and 2%, respectively. Year-over-year revenue declines of 16% and 11% in mobility products and desktops, respectively, drove Large Enterprise’s revenue decrease. The decline in mobility and desktop revenue was due to weakened demand and lower average selling prices in a competitive environment. Partially offsetting these declines was 8% revenue growth in both services and software and peripherals.

For Fiscal 2009, operating income dollars declined 13% year-over-year, and operating income percentage decreased 70 basis points year-over-year to 6.4% from 7.1%. Operating income deteriorated due to lower demand which drove decreases in both revenue and costs of revenue.

•	Public — Public experienced a 4% year-over-year increase in revenue on a unit shipment increase of 3%. During Fiscal 2009, Public’s revenue grew year-over-year across all product categories except for desktops and mobility, which declined 6% and 1%, respectively, as average selling prices dropped 10% for mobility and 6% for desktop products in a competitive pricing environment. Public’s revenue improvement was led by software and peripherals, services, and storage year-over-year revenue growth of 23%, 18%, and 15%, respectively.

For Fiscal 2009, operating income dollars remained flat on the revenue growth, while operating income dollars and percentage were positively impacted by the growth in unit shipments and a 1% increase in average selling prices, the effects of which were partially offset by a 5% increase in cost of revenue and a 3% increase in operating expenses.

•	Small and Medium Business — During Fiscal 2009, SMB experienced a 6% year-over-year decline in revenue while unit shipments remained flat. The decrease in revenue was mainly due to a 6% decline in average selling prices. For Fiscal 2009, SMB experienced a revenue decline across all product and services categories except storage, whose revenue increased 36% year-over-year and services, whose revenue remained relatively flat.

While mobility unit shipments increased 10% year-over-year, mobility revenue declined 3% as average selling prices declined 12% due to competitive pricing pressures. Desktop revenue declined 10% year-over-year, and software and peripherals and servers and networking revenue declined by 9% and 8%, respectively. The slowdown in the global economy during the second half of Fiscal 2009 was a significant contributor to SMB’s year-over-year revenue and average selling price decline.

For Fiscal 2009, operating income percentage remained flat year-over-year at 8.5%. However, operating income dollars decreased 5% year-over-year as revenue decreased mainly due to a 6% decline in average selling prices in a competitive pricing environment, partially offset by a reduction in cost of revenue of 7% year-over-year. As a result, we experienced a slight improvement in our gross margin percentage.

•	Consumer — Consumer revenue increased 9% in Fiscal 2009 from Fiscal 2008 on a unit volume increase of 31%. Average selling price declined 17% due to our participation in a wider distribution of price bands, including lower average sales prices realized as we expanded our presence in retail. Mobility revenue grew 29% year-over-year on unit growth of 60%, and desktop revenue decreased 17% year-over-year on a unit decline of 6% as customer preference continued to shift from desktops to notebooks. Also contributing to Consumer’s revenue improvement in Fiscal 2009 were software and peripherals revenue growth of 6% and continued strength in emerging markets.

Consumer’s operating income percentage increased year-over-year by approximately 100 basis points to 2.4%. Operating income was negatively impacted by a 17% decrease in average selling prices. Additionally, operating expenses declined 19% year-over-year as we began to realize the benefits from our cost-improvement initiatives.

Revenue by Product and Services Categories

We design, develop, manufacture, market, sell, and support a wide range of products that in many cases are customized to individual customer requirements. Our products and services are organized between enterprise solutions and client categories. Enterprise solutions include servers, storage, and related services, software and peripherals. Client includes mobility, desktop products, and also related services, software and peripherals.

The following table summarizes our net revenue by product and service categories for each of the past three fiscal years:

	Fiscal Year Ended
	January 29, 2010				January 30, 2009				February 1, 2008
		% of	%			% of	%			% of
	Dollars	Revenue	Change		Dollars	Revenue	Change		Dollars	Revenue
	(in millions, except percentages)
Net revenue:
Enterprise Solutions:
Servers and networking	$6,032	11%	(7%	)	$6,512	11%	0%		$6,486	11%
Storage	2,192	4%	(18%	)	2,667	4%	10%		2,429	4%
Services	5,622	11%	5%		5,351	9%	7%		4,980	8%
Software and peripherals	9,499	18%	(10%	)	10,603	17%	7%		9,927	16%
Client:
Mobility	16,610	31%	(11%	)	18,604	30%	4%		17,961	29%
Desktop PCs	12,947	25%	(25%	)	17,364	29%	(10%	)	19,350	32%

Total net revenue	$52,902	100%	(13%	)	$61,101	100%	(0%	)	$61,133	100%

Fiscal 2010 compared to Fiscal 2009

•	Enterprise Solutions

Servers and Networking — The decline in our server and networking revenue during Fiscal 2010 was due to demand challenges across all Commercial segments and regions. Unit shipments decreased 12% year-over-year, though average selling prices increased 6% year-over-year driven by improved product mix toward our new product lines such as the introduction of our 11th generation PowerEdgetm servers during Fiscal 2010.

Storage — All Commercial segments contributed to the year-over-year decrease in storage revenue during Fiscal 2010. Dell EqualLogictm performed strongly with year-over-year revenue growth of 45%. We are shifting towards more Dell-branded and co-branded storage offerings, which generally can be sold with service solutions and provide increased margin opportunity. During Fiscal 2010, we introduced easy-to-manage storage products such as the EqualLogictm PS6 series with fast 10Gb Ethernet. We also introduced our PowerVaulttm NX300 storage server, which is designed to simplify file sharing and collaboration for growing small businesses.

•	Services — Services offerings include infrastructure technology, consulting and applications, and business process services. Services revenue increased year-over-year during Fiscal 2010 with revenue from Perot Systems contributing $588 million of the increase. Without the contribution by Perot Systems, services revenue would have decreased 6%. A significant portion of Dell’s services is made up of support services, which tend to correlate with hardware unit growth. Therefore, excluding the impact of Perot Systems, our declines in unit shipments contributed to the year-over-year services revenue decline. Perot Systems primarily impacted our Public and Large Enterprise segments, with $418 million and $160 million in services revenue, respectively. Our deferred service revenue balance increased 6.5% year-over-year to $6.1 billion at January 29, 2010. We continue to view services as a strategic growth opportunity and will continue to invest in our offerings and resources focused on increasing our solutions sales.

The dynamics of our services business will change as we continue to integrate Perot Systems. With Perot Systems, we will extend our services business further into infrastructure business process outsourcing, consulting, and application development. We also anticipate expanding our existing managed and modular services businesses.

•	Software and Peripherals — Revenue from sales of software and peripherals (“S&P”) consists of Dell-branded printers, monitors (not sold with systems), projectors, keyboards, mice, docking stations, and a multitude of competitively priced third-party peripherals including LCD televisions, cameras, stand-alone software sales and related support services, and other products. The decline in S&P revenue was driven by overall customer unit shipment declines and demand softness in displays, imaging products, and electronics, which experienced year-over-year revenue decreases of 27%, 20%, and 9%, respectively. We continued to see growth in software licensing, with revenue improvement of 5% during Fiscal 2010. We continue to believe that software licensing is a revenue growth opportunity as customers continue to seek out consolidated software sources. All segments experienced year-over-year revenue declines during Fiscal 2010, except for Public, which experienced year-over-year S&P revenue growth of 5%.

Software revenue from our S&P line of business, which includes software license fees and related post-contract customer support, is included in services revenue, including software related on the Consolidated Statements of Income. Software and related support services revenue represents 39% of services revenue, including software related during Fiscal 2010.

•	Client

Mobility — Revenue from mobility products (which include notebook computers, mobile workstations, and smartphones) declined during Fiscal 2010 even though unit shipments increased 7% over Fiscal 2009 due to an industry mix shift to lower priced mobility product offerings. The unit increase was primarily driven by a 32% year-over-year increase in Consumer, while Commercial units declined 12% for the same period. Overall, Consumer mobility revenue increased 4% year-over-year, while Commercial declined 20%. We believe the on-going demand trend towards mobility products will continue, and we plan to address this demand by expanding our product platforms to cover broader feature sets and price bands.

Desktop PCs — During Fiscal 2010, revenue from desktop PCs (which include desktop computer systems and workstations) decreased on unit declines of 17%. In the marketplace, we are continuing to see rising end-user demand for mobility products, which contributes to further slowing demand for desktop PCs, as mobility growth is expected to continue to outpace desktop growth. The decline in desktop PC revenue was also due to the on-going competitive pricing pressure for lower priced desktops and the slowdown in global IT end-user demand during Fiscal 2010. Consequently, our average selling price for desktops decreased 11%

year-over-year as we continued to align our prices and product offerings with the marketplace. During Fiscal 2010, desktop revenue decreased across all segments.

Fiscal 2009 compared to Fiscal 2008

•	Enterprise Solutions

Servers and Networking — During Fiscal 2009, revenue from sales of servers and networking products remained flat year-over-year on a unit increase of 4%. The flat revenue growth was mainly due to demand challenges. To address the demand challenges and drive growth, we adjusted our pricing and product strategy to shift our product offerings to lower price bands. Consequently, our average selling price for servers and networking products decreased 3% year-over-year during Fiscal 2009. During Fiscal 2009, we experienced double digit growth in blades, 4-Socket rack servers, and our cloud computing initiatives.

Storage — The growth in revenue from sales of storage products was led by strength in our PowerVaulttm line and the strong performance of our EqualLogictm iSCSI networked storage solutions, which we acquired in Fiscal 2008. SMB and Public contributed to the increase in storage revenue with year-over-year growth of 36% and 15%, respectively, for Fiscal 2009.

•	Services — Services revenue increased during Fiscal 2009 as our annuity of deferred services revenue amortization increased and also as a result of a 10% year-over-year increase in consulting services revenue for Fiscal 2009. For Fiscal 2009, Public and Large Enterprise led year-over-year revenue growth with increases of 18% and 8%, respectively. Consumer revenue declined 3% for Fiscal 2009. Our deferred service revenue balance increased 7% year-over-year to $5.7 billion at January 30, 2009, primarily due to strong unit growth in the first half of Fiscal 2009.

•	Software and Peripherals — The growth in S&P revenue during Fiscal 2009 was driven by strength in software licensing primarily due to our acquisition of ASAP in the fourth quarter of Fiscal 2008. At a segment level, Public led the revenue growth with a 23% year-over-year growth rate for Fiscal 2009. Large Enterprise and Consumer experienced revenue growth of 8% and 6%, respectively, during Fiscal 2009, while SMB revenue decreased 9% year-over-year during Fiscal 2009.

•	Client

Mobility — During Fiscal 2009, revenue from mobility products grew 4% on unit growth of 24%. The average selling prices of our mobility products across all of our segments dropped 17% year-over-year due to a soft demand environment and the continued expansion into retail by our Consumer segment. Expansion into retail also contributed to our overall revenue growth as mobility revenue in Consumer increased 29% year-over-year on unit growth of 60%, as compared to a decline in mobility revenue of 8% on unit growth of 6% in our Commercial business. Large Enterprise and SMB experienced declines in mobility revenue of 16% and 3%, respectively, on a unit decline of 2% and unit growth of 10%, respectively.

Desktop PCs — During Fiscal 2009, revenue from desktop PCs decreased year-over-year on a unit decline of 4%. The decline was primarily due to the on-going competitive pricing pressure for lower priced desktops and a softening in global IT end-user demand. Consequently, our average selling price for desktops decreased 6% year-over-year during Fiscal 2009 as we aligned our prices and product offerings with the marketplace. For Fiscal 2009, desktop revenue decreased across all segments. Our Consumer, Large Enterprise, SMB, and Public segments experienced year-over-year desktop revenue declines of 17%, 11%, 10% and 6%, respectively.

Stock-Based Compensation

We use the 2002 Long-Term Incentive Plan, amended in December 2007, for stock-based incentive awards. These awards can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units, or performance shares. Stock-based compensation expense totaled $312 million for Fiscal 2010, compared to $418 million and $436 million for Fiscal 2009 and Fiscal 2008, respectively. Stock-based compensation expense for Fiscal 2009 includes $104 million of expense for accelerated options, and for Fiscal 2008 includes cash payments of $107 million made for expired in-the-money stock options. For further discussion on stock-based compensation, see Note 13 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Interest and Other, net

The following table provides a detailed presentation of interest and other, net for Fiscal 2010, 2009, and 2008:

	January 29,	January 30,	February 1,
	2010	2009	2008
	(in millions)
Interest and other, net:
Investment income, primarily interest	$57	$180	$496
Gains (losses) on investments, net	2	(10)	14
Interest expense	(160)	(93)	(45)
CIT minority interest	-	-	(29)
Foreign exchange	(59)	115	(30)
Other	12	(58)	(19)

Interest and other, net	$(148)	$134	$387

Fiscal 2010 compared to Fiscal 2009

During Fiscal 2010, our investment income declined, even with higher average balances, primarily due to a decrease in market yield of over 200 basis points from Fiscal 2009 to an average of approximately 48 basis points. We continued to maintain a portfolio of instruments with shorter maturities, which typically carry lower market yields. Increased term and short-term debt during Fiscal 2010 resulted in increased interest expense. Other, in the table above, primarily reflects the fair market value adjustments related to our deferred compensation plan investments. We recognized a $24 million increase and a $35 million decline in the fair market values of our deferred compensation plan investments during Fiscal 2010 and Fiscal 2009, respectively.

The year-over-year decrease in foreign exchange for Fiscal 2010, as compared to Fiscal 2009, was primarily due to increased costs on our hedge program, as well as revaluation on balances in unhedged currencies, as most foreign currencies strengthened relative to the U.S. Dollar during Fiscal 2010. In addition, for Fiscal 2009, a $42 million gain resulted from the correction of errors in the remeasurement of certain local currency balances to the functional currency in prior periods. A deferred revenue liability was incorrectly remeasured over time based on changes in currency exchange rates instead of remaining at historical exchange rates. We also incorrectly measured a tax liability at historical rates instead of being remeasured over time based on changes in currency exchange rates.

Fiscal 2009 compared to Fiscal 2008

The year-over-year decrease in investment income for the fiscal year ended January 30, 2009, was primarily due to decreased interest rates on lower average investment balances. Gain (losses) on investments decreased for Fiscal 2009 as compared to Fiscal 2008, primarily due to a $11 million loss recorded for other-than-temporarily impaired investments during Fiscal 2009. The year-over-year increase in interest expense in Fiscal 2009 was attributable to interest on the $1.5 billion debt issued in the first quarter of Fiscal 2009. CIT non-controlling interest was eliminated due to our purchase of CIT Group Inc.’s (“CIT”) 30% interest in Dell Financial Services L.L.C. (“DFS”) during the fourth quarter of Fiscal 2008. Foreign exchange increased year-over-year from Fiscal 2008 primarily due to revaluation gains from unhedged currencies. During Fiscal 2009, we recognized a $35 million decline in the fair market value of our investments related to our deferred compensation plan. These expenses are included in Other in the table above.

Income and Other Taxes

Our effective tax rate was 29.2%, 25.4%, and 23.0% for Fiscal 2010, 2009, and 2008, respectively. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income and permanent differences between the book and tax treatment of certain items. The increase in our effective income tax rate for Fiscal 2010 from Fiscal 2009 was primarily due to an increased mix of profits in higher tax rate jurisdictions. Our foreign earnings are generally taxed at lower rates than in the United States. We continue to assess our business model and its impact in various tax jurisdictions.

Deferred tax assets and liabilities for the estimated tax impact of temporary differences between the tax and book basis of assets and liabilities are recognized based on the enacted statutory tax rates for the year in which we expect the differences to reverse. A valuation allowance is established against a deferred tax asset when it is more likely than not that the asset or any portion thereof will not be realized. Based upon all the available evidence, including expectation of future taxable income, we have determined that we will be able to realize all of our deferred tax assets, net of valuation allowances.

The adoption of the accounting guidance for uncertain tax positions resulted in a decrease to stockholders’ equity of approximately $62 million in the first quarter of Fiscal 2008. For a further discussion of the impact of uncertain tax positions, see Note 10 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

We are currently under income tax audits in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which we are subject include fiscal years 1997 through 2010. As a result of these audits, we maintain ongoing discussions and negotiations relating to tax matters with the taxing authorities in these various jurisdictions. Our U.S. federal income tax returns for fiscal years 2007 through 2009 are currently under examination by the Internal Revenue Service (“IRS”). In April 2009, the IRS issued a Revenue Agent’s Report (“RAR,”) for fiscal years 2004 through 2006 proposing certain assessments primarily related to transfer pricing matters. We disagree with certain of the proposed assessments, primarily related to transfer pricing matters, included within the RAR and have protested them in accordance with IRS administrative appeals procedures. The first meeting between Dell and the IRS Appeals Division is scheduled for early 2010. We anticipate the appeals process will involve multiple meetings and could take several years to complete before additional clarity will emerge regarding potential outcomes. We continue to believe that adequate reserves have been provided relating to all matters contained in tax periods open to examination. However, should we experience an unfavorable outcome in the matter before the IRS Appeals Division, such an outcome could have a material impact on our financial statements. Although the timing of income tax audit resolution and negotiations with taxing authorities are highly uncertain, we do not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

We take certain non-income tax positions in the jurisdictions in which we operate and have received certain non-income tax assessments from various jurisdictions. We are also involved in related non-income tax litigation matters in various jurisdictions. These jurisdictions include Brazil, where we are in litigation with a state government over the proper application of transactional taxes to warranties and software related to the sale of computers as well as the appropriate use of state statutory incentives to reduce the transactional taxes. Tax litigation in Brazil has historically taken multiple years to resolve. While we believe we will ultimately prevail in the Brazilian courts, we have also negotiated certain tax incentives with the state that can be used to offset potential tax liabilities should the courts rule against us. The incentives are based upon maintaining a certain number of jobs within the state. We believe our positions are supportable, a liability is not probable, and that we will ultimately prevail. In the normal course of business, our positions and conclusions related to our non-income taxes could be challenged and assessments may be made. To the extent new information is obtained and our views on our positions, probable outcomes of assessments, or litigation change, changes in estimates to our accrued liabilities would be recorded in the period in which the determination is made.

ACCOUNTS RECEIVABLE

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. At January 29, 2010, our accounts receivable, net was $5.8 billion, a 23% increase from our balance at January 30, 2009. This increase in accounts receivable was primarily due to the addition of Perot Systems receivables, a higher mix of retail receivables, and an increase in fourth quarter revenue as compared to Fiscal 2009. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on specific identifiable customer accounts that are deemed at risk and a general provision based on historical bad debt experience. As of January 29, 2010 and January 30, 2009, the allowance for doubtful accounts was $115 million and $112 million, respectively. Based on our assessment, we believe we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and have taken actions in Fiscal 2010 to reduce our exposure to credit losses, including tightening our credit granting practices.

FINANCING RECEIVABLES

At January 29, 2010, and January 30, 2009, our net financing receivables balances were $3.0 billion and $2.2 billion, respectively. The increase was primarily the result of our funding a higher percentage of our customer receivable originations on balance sheet and the consolidation of the special purpose entity (“SPE”) in the second quarter of Fiscal 2010, as discussed below. We expect growth in financing receivables to continue throughout Fiscal 2011 as CIT continues to decrease its proportion of fundings and we consolidate our off-balance sheet securitizations as we adopt changes in accounting guidance that become effective in the first quarter of Fiscal 2011. To manage the growth in financing receivables, we will continue to balance the use of our own working capital and other sources of liquidity, including securitization programs.

During Fiscal 2010, we continued to transfer certain customer financing receivables to SPEs in securitization transactions. The purpose of the SPEs is to facilitate the funding of customer receivables through financing arrangements with multi-seller conduits that issue asset-backed debt securities in the capital markets. The SPEs may or may not be consolidated depending on the terms and conditions of the arrangements.

Upon the sale of the customer receivables to nonconsolidated qualified SPEs, we recognize a gain on the sale and retain a beneficial interest in the pool of assets sold. During Fiscal 2010 and Fiscal 2009, $784 million and $1.4 billion, respectively, of customer receivables were funded via securitization through nonconsolidated qualified SPEs. Our risk of loss related to these securitized receivables is limited to the amount of our retained interest in the transferred pool of receivables. We expect to consolidate the two remaining nonconsolidated SPEs in the first quarter of Fiscal 2011 when we adopt the new accounting guidance for variable interest entities and transfers of financial assets and extinguishment of financial liabilities.

In the second quarter of Fiscal 2010, a conduit that funded revolving loans entered scheduled amortization and the SPE was consolidated. The previously securitized finance receivables were recorded at fair value, which was based on the net present value of future cash flows, in the second quarter upon consolidation. At January 29, 2010, the balance of these receivables was $435 million, and there was no associated structured financing debt. The balance of these previously securitized revolving loan receivables will continue to decline as no new receivables will be put into this asset pool.

In the fourth quarter of Fiscal 2010, we initiated a new securitization program to fund revolving loans through a consolidated SPE which we account for as a secured borrowing. At January 29, 2010, the structured financing debt related to this program was $164 million and the balance of the corresponding revolving loan receivables was $314 million.

CIT, formerly a joint venture partner of DFS, has a limited role in the financing activities of DFS. We have reduced our reliance on CIT, which funded approximately 15% and 34% of DFS financing receivables during Fiscal 2010 and Fiscal 2009, respectively. We expect CIT to continue to fund a small portion of fixed term leases and loans through the second quarter of Fiscal 2011. At January 29, 2010 our exposure to CIT is immaterial. During Fiscal 2010, revolving loans were offered by DFS under private label credit financing programs facilitated by unrelated, nationally chartered banks.

We maintain an allowance to cover expected financing receivable credit losses. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. At January 29, 2010, and January 30, 2009, the allowance for financing receivable losses was $237 million and $149 million, respectively. The increase in the allowance is primarily due to an increase in revolving loan customer receivables. Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

The Credit Card Accountability, Responsibility, and Disclosure Act of 2009 was signed into U.S. law on May 22, 2009, and will affect the consumer financing provided by DFS. This Act will impose new restrictions on credit card companies in the areas of marketing, servicing, and pricing of consumer credit accounts. We do not expect the changes will substantially alter how consumer credit is offered to our customers or how their accounts will be serviced. Commercial credit is unaffected by the change in law. Some provisions of the law are now in effect, with the majority of provisions of the new law effective in February 2010 and August 2010. We are compliant with the legislation that currently is in effect and expect to be compliant with future regulations by the established deadlines. Some of the future regulations, including changes to rules relating to late fees, are subject to additional clarification. We do not expect the impact of these pending changes to be material to our financial results in future periods.

See Note 4 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for additional information about our financing receivables.

OFF-BALANCE SHEET ARRANGEMENTS

See the “Financing Receivables” section above and Note 4 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for information about our off-balance sheet arrangements.

MARKET RISK

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks.

Foreign Currency Hedging Activities

Our objective in managing our exposures to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations on earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, we utilize foreign currency option contracts and forward contracts to hedge our exposure on forecasted transactions and firm commitments in more than 20 currencies in which we transact business. Our exposure to foreign currency movements is comprised primarily of certain principal currencies. During Fiscal 2010, these principal currencies were the Euro, British Pound, Japanese Yen, Canadian Dollar, and Australian Dollar. We monitor our foreign currency exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions. However, there can be no assurance that our foreign currency hedging activities will continue to substantially offset the impact of fluctuations in currency exchange rates on our results of operations and financial position in the future.

Based on our foreign currency cash flow hedge instruments outstanding at January 29, 2010, and January 30, 2009, we estimate a maximum potential one-day loss in fair value of approximately $86 million and $393 million, respectively, using a Value-at-Risk (“VAR,”) model. By using market implied rates and incorporating volatility and correlation among the currencies of a portfolio, the VAR model simulates 3,000 randomly generated market prices and calculates the difference between the fifth percentile and the average as the Value-at-Risk. In Fiscal 2009, both higher volatility and correlation increased the VAR significantly. Forecasted transactions, firm commitments, fair value hedge instruments, and accounts receivable and payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that will be incurred. Additionally, as we utilize foreign currency instruments for hedging forecasted and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Cash and Investments

At January 29, 2010, we had $11.8 billion of total cash, cash equivalents, and investments. The objective of our investment policy and strategy is to manage our total cash and investments balances to preserve principal and maintain liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and through the use of third-party investment managers.

Of the $11.8 billion of cash, cash equivalents, and investments, $10.6 billion is classified as cash and cash equivalents. Our cash equivalents primarily consist of money market funds. Due to the nature of these investments, we consider it reasonable to expect that they will not be significantly impacted by a change in interest rates, and that these investments can be liquidated for cash at short notice. As of January 29, 2010, our cash equivalents are recorded primarily at cost, which approximates fair value.

The remaining $1.2 billion of cash, cash equivalents, and investments is primarily invested in fixed income securities, including government, agency, asset-backed, and corporate debt securities of varying maturities at the date of acquisition. The fair value of our portfolio is affected primarily by interest rates more than by credit and liquidity risks. We attempt to mitigate these risks by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with an A-1 rating, limiting the amount that can be invested in any single issuer, and investing in short– to intermediate-term investments whose market value is less sensitive to interest rate changes. Our exposure to asset and mortgage-backed securities is less than 1% of the value of the portfolio. The total carrying value of investments in asset-backed and mortgage-backed debt securities was approximately $4 million and $54 million at January 29, 2010 and January 30, 2009, respectively. Based on our investment portfolio and interest rates at January 29, 2010, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $4 million in the fair value of the investment portfolio.

We periodically review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. At January 29, 2010, our portfolio included securities with unrealized losses totaling $2 million, which have been recorded in other comprehensive income (loss), as we believe the investments are not other-than-temporarily impaired. While these available-for-sale securities have market values below cost, we believe it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the decline in the market value is primarily due to changes in interest rates and not increased credit risk.

The fair value of our portfolio is based on prices provided from national pricing services, which we currently believe are indicative of fair value, as our assessment is that the inputs are market observable. We will continue to evaluate whether the inputs are market observable in accordance with the accounting guidance on fair value measurements. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact our fair value disclosures.

LIQUIDITY, CAPITAL COMMITMENTS, AND CONTRACTUAL CASH OBLIGATIONS

Current Market Conditions

We regularly monitor economic conditions and associated impacts on the financial markets and our business. During the second half of Fiscal 2010, as the global capital markets showed some improvements, we continued to be cautious given the downturn in the macroeconomic environment and the recent instability of the financial markets. We continue to evaluate the financial health of our supplier base, carefully manage customer credit, diversify counterparty risk, and monitor the concentration risk of our cash and cash equivalents balances globally. Additionally, we maintain a conservative investment portfolio with shorter duration and high quality assets.

We monitor credit risk associated with our financial counterparties using various market credit risk indicators such as credit ratings issued by nationally recognized rating agencies and changes in market credit default swap levels. We perform periodic evaluations of our positions with these counterparties and may limit exposure to any one counterparty in accordance with our policies. We monitor and manage these activities depending on current and expected market developments.

See “Part I — Item 1A — Risk Factors” for further discussion of risks associated with our use of counterparties. The impact on our Consolidated Financial Statements of any credit adjustments related to these counterparties has been immaterial.

Liquidity

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the U.S. The majority of our non-U.S. domiciled cash and investments are denominated in the U.S. dollar. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law would be subject to U.S. federal income taxes, less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered permanently reinvested outside of the U.S. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations where it is needed.

We have an active working capital management team that monitors the efficiency of our balance sheet by evaluating liquidity under various macroeconomic and competitive scenarios. These scenarios quantify risks to the financial statements and provide a basis for actions necessary to ensure adequate liquidity. During Fiscal 2010, we continued to monitor and carefully prioritize capital expenditures and other discretionary spending.

The following table summarizes our ending cash, cash equivalents, and investments balances for the respective periods:

	Fiscal Year Ended
	January 29,	January 30,
	2010	2009
	(in millions)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$10,635	$8,352
Debt securities	1,042	1,106
Equity and other securities	112	88

Cash, cash equivalents, and investments	$11,789	$9,546

We ended Fiscal 2010 and Fiscal 2009 with $11.8 billion and $9.5 billion in cash, cash equivalents, and investments, respectively. Cash generated from operations is our primary source of liquidity and we believe that internally generated cash flows are sufficient to support business operations. Over the past year, we have utilized external capital sources to supplement our domestic liquidity to fund a number of strategic initiatives, including the acquisition of Perot Systems that was completed in the fourth quarter of Fiscal 2010. Outstanding as of January 29, 2010, was $3.3 billion in principal on long-term notes, $496 million in commercial paper, and $164 million in structured financing debt. We expect to continue to grow our business through strategic acquisitions, which will impact our future cash requirements and liquidity. We will continue to utilize external capital sources, such as notes and other term debt, commercial paper, or structured financing arrangements, to supplement our internally generated sources of liquidity as necessary. In November 2008, we filed a shelf registration statement with the SEC for an unspecified amount of debt securities. The amount of debt securities issuable by us under this registration statement from time to time will be established by our Board of Directors.

The following table contains a summary of our Consolidated Statements of Cash Flows for the past three fiscal years:

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2010	2009	2008
		(in millions)
Net change in cash from:
Operating activities	$3,906	$1,894	$3,949
Investing activities	(3,809)	177	(1,763)
Financing activities	2,012	(1,406)	(4,120)
Effect of exchange rate changes on cash and cash equivalents	174	(77)	152

Change in cash and cash equivalents	$2,283	$588	$(1,782)

Operating Activities — Cash flows from operating activities were $3.9 billion during Fiscal 2010 compared to $1.9 billion during Fiscal 2009 and $3.9 billion during Fiscal 2008. For Fiscal 2010, the increase in operating cash flows was primarily led by the improvement of our cash conversion cycle, specifically through operational improvements related to our vendor programs, the effects of which were partially offset by the decrease in net income and growth in financing receivables. In Fiscal 2009, the decrease in operating cash flows from Fiscal 2008 was primarily led by the deterioration of our cash conversion cycle, slower growth in deferred service revenue, and a decrease in net income. Our negative cash conversion cycle combined with revenue growth typically results in operating cash generation in excess of net income. See “Key Performance Metrics” below for additional discussion of our cash conversion cycle.

Investing Activities — Cash used in investing activities during Fiscal 2010 was $3.8 billion as compared to cash provided of $177 million during Fiscal 2009, and $1.8 billion cash used by investing activities during Fiscal 2008. Investing activities consist of the net of maturities and sales and purchases of investments; net capital expenditures for property, plant, and equipment; and net cash used to fund strategic acquisitions. Cash used to fund strategic acquisitions, net of cash acquired, was approximately $3.6 billion during Fiscal 2010, primarily related to the acquisition of Perot Systems, compared to $176 million during Fiscal 2009 and $2.2 billion during Fiscal 2008. In Fiscal 2009 as compared to Fiscal 2008, lower cash flows from operating activities and lower yields on investments resulted in lower net proceeds from maturities, sales, and purchases. In Fiscal 2008, we re-invested a lower amount of our proceeds from the maturity or sales of investments to build liquidity for share repurchases and for cash payments made in connection with acquisitions.

Financing Activities — Cash provided by financing activities during Fiscal 2010 was $2.0 billion as compared to cash used of $1.4 billion during Fiscal 2009 and $4.1 billion in Fiscal 2008. Financing activities primarily consist of proceeds and repayments from the issuance of long-term debt, the issuance of common stock under employee stock plans, the issuance of long-term debt and the repurchase of our common stock. The year-over-year increase in cash provided by financing activities was mainly due to the reduction of our share repurchase program from Fiscal 2009.

During Fiscal 2010, we issued $1.5 billion principal amount of senior term notes, which was comparable to Fiscal 2009. Due to the overall strength of our financial position, we believe that we will have adequate access to capital markets. We intend to maintain the appropriate debt levels based upon cash flow expectations, the overall cost of capital, cash requirements for operations, and discretionary spending, including for acquisitions and share repurchases.

We have a $1.5 billion commercial paper program with supporting $1.5 billion senior unsecured revolving credit facilities, enabling us to obtain favorable short-term borrowing rates. During Fiscal 2010, we issued commercial paper with original maturities both greater than and less than 90 days. We continue to be active in the commercial paper market by issuing short-term borrowings to augment our liquidity as needed. We ended Fiscal 2010 and Fiscal 2009 with $496 million and $100 million in outstanding commercial paper, respectively. Our $500 million credit facility expires on April 2, 2010, and our $1.0 billion credit facility expires on June 1, 2011. We intend to enter into a new $1.0 billion senior unsecured revolving credit facility upon expiration of the current $500 million facility, thereby expanding the size of our commercial paper program with supporting credit facilities to $2.0 billion.

We issued $164 million in structured financing-related debt to fund our financing receivables as previously discussed in the “Financing Receivables” section above.

Standard and Poor’s Rating Services, Moody’s Investors Service, and Fitch Ratings currently rate our senior unsecured long-term debt A-, A2, and A, respectively, and our short-term debt A-1, P-1, and F1, respectively. These rating agencies use proprietary and independent methods of evaluating our credit risk. Factors used in determining our rating include, but are not limited to, publically available information, industry trends and ongoing discussions between the company and the agencies. We are not aware of any planned changes to our corporate credit ratings by the rating agencies. However, any credit rating downgrade will increase our borrowing costs and may limit our ability to issue commercial paper or additional term debt.

See the debt section in Note 3 of the Notes to Consolidated Financial Statements under “Part II — Item 8 Financial Statements and Supplementary Data” for further discussion of our debt.

In Fiscal 2010, the amount of shares repurchased was immaterial to financing activities. During Fiscal 2009, we repurchased approximately 134 million shares at an aggregate cost of $2.9 billion compared to approximately 179 million shares at an aggregate cost of $4.0 billion in Fiscal 2008. We also paid, in Fiscal 2009, the principal on the senior notes of $200 million that matured in April 2008.

Key Performance Metrics — Our cash conversion cycle for the fiscal quarter ended January 30, 2010 improved from the fiscal quarter January 30, 2009, and was consistent with the fiscal quarter ended February 1, 2008, as our direct business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

The following table presents the components of our cash conversion cycle for the fourth quarter of each of the past three fiscal years:

	January 29,	January 30,	February 1,
	2010	2009	2008
Days of sales outstanding(a)	38	35	36
Days of supply in inventory(b)	8	7	8
Days in accounts payable(c)	(82)	(67)	(80)

Cash conversion cycle	(36)	(25)	(36)

(a)	Days of sales outstanding (“DSO”) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average net revenue per day for the current quarter (90 days). At January 29, 2010, January 30, 2009, and February 1, 2008, DSO and days of customer shipments not yet recognized were 35 and 3 days, 31 and 4 days, and 33 and 3 days, respectively.

(b)	Days of supply in inventory (“DSI”) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and most recent quarterly cost of sales for each period. DSI is calculated by dividing inventory by average cost of goods sold per day for the current quarter (90 days).

(c)	Days in accounts payable (“DPO”) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold per day for the current quarter (90 days).

Our cash conversion cycle improved by eleven days at January 29, 2010, from January 30, 2009, driven by a fifteen day improvement in DPO, the effect of which was partially offset by a three day increase in DSO and one day increase in DSI. The improvement in DPO from January 30, 2009, was attributable to our ongoing transition to contract manufacturing, further standardization of vendor agreements, and the timing of supplier purchases and payments during Fiscal 2010 as compared to Fiscal 2009. The increase in DSO from January 30, 2009, was primarily attributable to our growth in consumer retail, whose customers typically have longer payment terms, and to foreign currency movements due to the U.S. Dollar weakening slightly, offset by a reduction in past-due receivables. We believe that we can generate cash flow from operations in excess of net income over the long term and can operate our cash conversion cycle at mid negative thirty days or better. The deterioration in DSI from January 30, 2009, was primarily attributable to an increase in finished goods inventory and strategic materials purchases.

Our cash conversion cycle contracted by eleven days at January 30, 2009, from February 1, 2008, driven by a thirteen day decrease in DPO, which was partially offset by a one day decrease in DSO and a one day decrease in DSI. The decrease in DPO from February 1, 2008, was attributable to procurement throughput declines as a result of declining demand, reduction in inventory levels, and a decrease in non-production supplier payables, as we continue to control our operating expense spending, and the timing of purchases from and payments to suppliers during the fourth quarter of Fiscal 2009 as compared to the fourth quarter of Fiscal 2008. The decrease in DSO from February 1, 2008, was attributable to the timing of revenue due to seasonal impact, partially offset by a shift in customers with longer payment terms.

We defer the cost of revenue associated with customer shipments not yet recognized as revenue until they are delivered. These deferred costs are included in our reported DSO because we believe this reporting results in a more accurate presentation of our DSO and cash conversion cycle. These deferred costs are recorded in other current assets in our Consolidated Statements of Financial Position and totaled $523 million, $556 million, and $519 million, at January 29, 2010, January 30, 2009, and February 1, 2008, respectively.

Capital Commitments

Share Repurchase Program — Our Board of Directors has approved a share repurchase program that authorizes us to purchase shares of common stock through a systematic program of open market purchases in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock to offset share-based compensation arrangements. For more information regarding share repurchases, see “Part II — Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Capital Expenditures — During Fiscal 2010 and Fiscal 2009, we spent $367 million and $440 million, respectively, on property, plant, and equipment primarily on our global expansion efforts and infrastructure investments in order to support future growth. Product demand, product mix, and the increased use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Capital expenditures for Fiscal 2011, related to infrastructure refreshment and strategic initiatives, are currently expected to reach approximately $500 million. These expenditures are expected to be funded from our cash flows from operating activities.

Restricted Cash — Pursuant to an agreement between DFS and CIT, we are required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to our private label credit card, and deferred servicing revenue. Restricted cash in the amount of $147 million and $213 million is included in other current assets at January 29, 2010, and January 30, 2009, respectively.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at January 29, 2010:

		Payments Due by Period
		Fiscal	Fiscal	Fiscal
	Total	2011	2012-2013	2014-2015	Thereafter
	(in millions)
Contractual cash obligations:
Principal payments on long term debt	$3,324	$-	$424	$1,100	$1,800
Operating leases	441	112	156	83	90
Purchase obligations	383	313	70	-	-
Interest	1,969	181	354	278	1,156
Current portion of uncertain tax positions(a)	-	-	-	-	-

Contractual cash obligations	$6,117	$606	$1,004	$1,461	$3,046

(a)	We had approximately $2.1 billion in additional liabilities associated with uncertain tax positions that are not expected to be liquidated in Fiscal 2011. We are unable to reliably estimate the expected payment dates for these additional non-current liabilities.

Principal Payments on Long Term Debt — Our expected principal cash payments related to long term debt are exclusive of hedge accounting adjustments or discounts and premiums. We have several outstanding long-term unsecured notes with varying maturities depending on the agreement. For additional information, see Note 3 of Notes to Consolidated Financial Statements under “Part II — Item 8 — Financial Statements and Supplementary Data”.

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

Purchase obligations decreased approximately $404 million from January 30, 2009, to $383 million at January 30, 2010. The decrease was primarily due to the fulfillment of commitments to purchase key components and services, partially offset by the renewal of or entry into new purchase contracts.

Interest — See Note 3 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for further discussion of our debt and related interest expense.

Risk Factors Affecting Our Business and Prospects

There are numerous significant risks that affect our business, operating results, financial condition and prospects. Many of these risks are beyond our control. These risks include those relating to:

•	weak global economic conditions and instability in financial markets;
•	weak economic conditions and additional regulation affecting our financial services activities;
•	intense competition;

•	our cost cutting measures;
•	our ability to effectively manage periodic product and services transitions;
•	our ability to effectively manage the growth of our distribution capabilities and add to our product and services offerings;
•	our ability to achieve favorable pricing from our vendors;
•	our reliance on third-party suppliers for product components, including reliance on several single-sourced or limited-sourced suppliers;
•	disruptions in component or product availability;
•	successful implementation of our acquisition strategy;
•	our ability to generate substantial non-U.S. net revenue;
•	our product, customer, and geographic sales mix, and seasonal sales trends;
•	our ability to access the capital markets;
•	loss of government contracts;
•	customer terminations of or pricing changes in services contracts, or our failure to perform as we anticipate at the time we enter into services contracts;
•	our ability to hedge effectively our exposure to fluctuations in foreign currency exchange rates and interest rates;
•	counterparty default;
•	unfavorable results of legal proceedings;
•	our ability to obtain licenses to intellectual property developed by others on commercially reasonable and competitive terms;
•	expiration of tax holidays or favorable tax rate structures, or unfavorable outcomes in tax audits and other compliance and matters;
•	our ability to maintain strong internal controls;
•	changing environmental and safety laws;
•	the effect of armed hostilities, terrorism, natural disasters, and public health issues;
•	information technology and manufacturing infrastructure disruptions or breaches of data security; and
•	our ability to attract, retain, and motivate key personnel.

For a discussion of these risk factors affecting our business and prospects, see “Part I — Item 1A — Risk Factors.”

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires certain estimates, assumptions, and judgments to be made that may affect our Consolidated Statements of Financial Position and Consolidated Statement of Income. We believe our most critical accounting policies relate to revenue recognition, business combinations, warranty accruals, income taxes, and loss contingencies. We have discussed the development, selection, and disclosure of our critical accounting policies with the Audit Committee of our Board of Directors. These critical accounting policies and our other accounting policies are also described in Note 1 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Revenue Recognition and Related Allowances — We frequently enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware, software, peripherals, and services. Judgments and estimates are necessary to ensure compliance with GAAP. These judgments relate to the allocation of the proceeds received from an arrangement to the multiple elements, the determination of whether any undelivered elements are essential to the functionality of the delivered elements, and the appropriate timing of revenue recognition. We offer extended warranty and service contracts to customers that extend and/or enhance the technical support, parts, and labor coverage offered as part of the base warranty included with the product. Revenue from extended warranty and service contracts, for which we are obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Revenue from sales of third-party extended warranty and service contracts, for which we are not obligated to perform, is recognized on a net basis at the time of sale, as we do not meet the criteria for gross recognition.

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

Dell sells its products directly to customers as well as through retailers. Sales to our retail customers are generally made under agreements allowing for limited rights of return, price protection, rebates, and marketing development funds. We have generally limited the return rights through contractual caps. Our policy for sales to retailers is to defer the full amount of revenue relative to sales for which the rights of return apply unless there is sufficient historical data to establish reasonable and reliable estimates of returns. When contractual caps are included in the agreement and there is no reasonable and reliable historical data to make an estimate on returns, we defer revenue equal to the amount of the contractual cap. All other sales for which the rights of return do not apply are recognized upon shipment when all applicable revenue recognition criteria have been met. To the extent price protection and return rights are not limited, all of the revenue and related cost are deferred until the product has been sold by the retailer, the rights expire, or a reliable estimate of such amounts can be made. Generally, we record estimated reductions to revenue or an expense for retail customer programs at the later of the offer or the time revenue is recognized. Our customer programs primarily involve rebates, which are designed to serve as sales incentives to resellers of our products and marketing funds.

We report revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

The Financial Accounting Standards Board (“FASB”) issued new guidance that amends the current revenue recognition guidance for multiple deliverable arrangements. It allows the use of management’s best estimate of selling price for individual elements of an arrangement when neither vendor specific objective evidence nor third party evidence is available. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple deliverable arrangements. In conjunction with the new guidance on multiple deliverable arrangements, the FASB also issued a new pronouncement that modifies the scope of the software revenue recognition guidance to exclude tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality. This pronouncement does not have a significant impact on us as we do not have a significant number of revenue arrangements with software elements. Both of these pronouncements are effective for fiscal years beginning on or after June 15, 2010 (our Fiscal 2012), but early adoption is permitted. Both pronouncements must be adopted at the same time. We have elected to early adopt these pronouncements in the first quarter of Fiscal 2011 on a prospective basis. Based on a preliminary evaluation, the adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

Business Combinations and Intangible Assets Including Goodwill — During Fiscal 2010, Dell adopted the new FASB guidance on business combinations and non-controlling interests. The new guidance on business combinations retains the underlying concepts of the previously issued standard in that the acquirer of a business is required to account for the business combination at fair value. As under previous guidance, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. The new pronouncement results in some changes to the method of applying the acquisition method of accounting for business combinations in a number of significant aspects. Under the new guidance, all acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset. Prior to the adoption of the new guidance, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Further, the new guidance generally requires restructuring charges associated with a business combination to be expensed subsequent to the acquisition date. The application of business combination and impairment accounting requires the use of significant estimates and assumptions.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in the second fiscal quarter, or sooner if an indicator of impairment occurs. To determine whether goodwill is impaired, we determine the fair values of each of our reportable business unit using a discounted cash flow methodology and then compare the fair values to the carrying values of each reportable business unit. We concluded that there were no impairment triggering events during Fiscal 2010. As of July 31, 2009, the Fiscal 2010 annual testing date, Dell’s market capitalization, including common stock held by affiliates, was $26.2 billion compared to stockholders’ equity of $5.6 billion. We have determined that a 10% decrease in the fair value of any one of our reporting units as of January 29, 2010 would have no impact on the carrying value of our goodwill. Though we believe our estimates are reasonable, these fair values require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

Warranty — We record warranty liabilities at the time of sale for the estimated costs that may be incurred under the terms of the limited warranty. The specific warranty terms and conditions vary depending upon the product sold and the country in which we do business, but generally include technical support, parts, and labor over a period ranging from one to three years. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy our warranty obligation. The anticipated rate of warranty claims is the primary factor impacting our estimated warranty obligation. The other factors are less significant due to the fact that the average remaining aggregate warranty period of the covered installed base is approximately 15 months, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at pre-established amounts with service providers. Warranty claims are reasonably predictable based on historical experience of failure rates. If actual results differ from our estimates, we revise our estimated warranty liability to reflect such changes. Each quarter, we reevaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

Income Taxes — We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Additionally, we use tax planning strategies as a part of our global tax compliance program. Judgments and interpretation of statutes are inherent in this process. We provide related valuation reserves, where appropriate.

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

New Accounting Pronouncements

Variable Interest Entities and Transfers of Financial Assets and Extinguishments of Liabilities — We transfer certain customer financing receivables to special purpose entities. In Fiscal 2011, the new FASB guidance on variable interest entities and transfers of financial statements and extinguishment of liabilities will be effective for us. Under the prior guidance, special purpose entities were exempt from variable interest entity accounting. Upon adoption of the new guidance in the first quarter of Fiscal 2011, we will apply variable interest entity accounting to these special purpose entities and consolidate these special purpose entities in our Consolidated Financial Statements. As of January 29, 2010, the unpaid principal balance of the securitized receivables and associated debt held in the unconsolidated special purposes entities were $774 million and $624 million, respectively. Upon consolidation, the retained interest of $151 million will be eliminated. The new FASB guidance will require us to perform an ongoing analysis to determine whether our variable interests give us a controlling financial interest in the special purpose entities. See Note 4 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for additional information about our financing receivables.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Response to this item is included in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” and is incorporated herein by reference.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Dell Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dell Inc. and its subsidiaries (the “Company”) at January 29, 2010 and January 30, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 5, in Fiscal 2010, the Company changed the manner in which it accounts for business combinations. As described in Note 10 and Note 1, respectively, in Fiscal 2008, the Company changed the manner in which it accounts for uncertain tax positions and certain hybrid financial instruments.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Perot Systems Corporation from its assessment of internal control over financial reporting as of January 29, 2010 because it was acquired by the Company in a purchase business combination during Fiscal 2010. We have also excluded Perot Systems Corporation from our audit of internal control over financial reporting. Perot Systems Corporation is a wholly-owned subsidiary whose total assets (excluding allocated intangibles and goodwill) and total revenues represent 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 29, 2010.

/s/ PRICEWATERHOUSECOOPERS LLP

Austin, Texas
March 18, 2010

DELL INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	January 29,	January 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$10,635	$8,352
Short-term investments	373	740
Accounts receivable, net	5,837	4,731
Financing receivables, net	2,706	1,712
Inventories, net	1,051	867
Other current assets	3,643	3,749

Total current assets	24,245	20,151
Property, plant, and equipment, net	2,181	2,277
Investments	781	454
Long-term financing receivables, net	332	500
Goodwill	4,074	1,737
Purchased intangible assets, net	1,694	724
Other non-current assets	345	657

Total assets	$33,652	$26,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$663	$113
Accounts payable	11,373	8,309
Accrued and other	3,884	3,736
Short-term deferred services revenue	3,040	2,701

Total current liabilities	18,960	14,859
Long-term debt	3,417	1,898
Long-term deferred services revenue	3,029	3,000
Other non-current liabilities	2,605	2,472

Total liabilities	28,011	22,229

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 3,351 and 3,338, respectively; shares outstanding: 1,957 and 1,944, respectively	11,472	11,189
Treasury stock at cost: 919 shares	(27,904)	(27,904)
Retained earnings	22,110	20,677
Accumulated other comprehensive (loss) income	(37)	309

Total stockholders’ equity	5,641	4,271

Total liabilities and stockholders’ equity	$33,652	$26,500

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2010	2009	2008
Net revenue:
Products	$43,697	$52,337	$53,728
Services, including software related	9,205	8,764	7,405

Total net revenue	52,902	61,101	61,133

Cost of net revenue:
Products	37,534	44,670	45,149
Services, including software related	6,107	5,474	4,313

Total cost of net revenue	43,641	50,144	49,462

Gross margin	9,261	10,957	11,671

Operating expenses:
Selling, general, and administrative	6,465	7,102	7,538
Research, development, and engineering	624	663	610
In-process research and development	-	2	83

Total operating expenses	7,089	7,767	8,231

Operating income	2,172	3,190	3,440

Interest and other, net	(148)	134	387

Income before income taxes	2,024	3,324	3,827

Income tax provision	591	846	880

Net income	$1,433	$2,478	$2,947

Earnings per common share:
Basic	$0.73	$1.25	$1.33

Diluted	$0.73	$1.25	$1.31

Weighted-average shares outstanding:
Basic	1,954	1,980	2,223
Diluted	1,962	1,986	2,247

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2010	2009	2008
Cash flows from operating activities:
Net income	$1,433	$2,478	$2,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	852	769	607
Stock-based compensation	312	418	329
In-process research and development charges	-	2	83
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	59	(115)	30
Deferred income taxes	(52)	86	(308)
Provision for doubtful accounts — including financing receivables	429	310	187
Other	102	32	30
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(660)	480	(1,086)
Financing receivables	(1,085)	(302)	(394)
Inventories	(183)	309	(498)
Other assets	(225)	(106)	(121)
Accounts payable	2,833	(3,117)	837
Deferred services revenue	135	663	1,032
Accrued and other liabilities	(44)	(13)	274

Change in cash from operating activities	3,906	1,894	3,949

Cash flows from investing activities:
Investments:
Purchases	(1,383)	(1,584)	(2,394)
Maturities and sales	1,538	2,333	3,679
Capital expenditures	(367)	(440)	(831)
Proceeds from sale of facility and land	16	44	-
Acquisition of business, net of cash received	(3,613)	(176)	(2,217)

Change in cash from investing activities	(3,809)	177	(1,763)

Cash flows from financing activities:
Repurchase of common stock	-	(2,867)	(4,004)
Issuance of common stock under employee plans	2	79	136
Issuance of commercial paper (maturity 90 days or less), net	76	100	(100)
Proceeds from debt	2,058	1,519	66
Repayments of debt	(122)	(237)	(165)
Other	(2)	-	(53)

Change in cash from financing activities	2,012	(1,406)	(4,120)

Effect of exchange rate changes on cash and cash equivalents	174	(77)	152

Change in cash and cash equivalents	2,283	588	(1,782)
Cash and cash equivalents at beginning of the year	8,352	7,764	9,546

Cash and cash equivalents at end of the year	$10,635	$8,352	$7,764

Income tax paid	$434	$800	$767
Interest paid	$151	$74	$54

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock
	and Capital
	in Excess					Accumulated
	of Par Value					Other
	Issued		Treasury Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income/(Loss)	Total
Balances at February 2, 2007	3,307	$10,107	606	$(21,033)	$15,282	$(28)	$4,328
Net income	-	-	-	-	2,947	-	2,947
Impact of adoption of guidance on hybrid financial instruments	-	-	-	-	29	(23)	6
Change in net unrealized gain on investments, net of taxes	-	-	-	-	-	56	56
Foreign currency translation adjustments	-	-	-	-	-	17	17
Change in net unrealized loss on derivative instruments, net of taxes	-	-	-	-	-	(38)	(38)

Total comprehensive income	-	-	-	-	-	-	2,988
Impact of adoption of guidance on uncertain tax positions	-	(3)	-	-	(59)	-	(62)
Stock issuances under employee plans(a)	13	153	-	-	-	-	153
Repurchases	-	-	179	(4,004)	-	-	(4,004)
Stock-based compensation expense	-	329	-	-	-	-	329
Tax benefit from employee stock plans	-	3	-	-	-	-	3

Balances at February 1, 2008	3,320	10,589	785	(25,037)	18,199	(16)	3,735
Net income	-	-	-	-	2,478	-	2,478
Change in net unrealized loss on investments, net of taxes	-	-	-	-	-	(29)	(29)
Foreign currency translation adjustments	-	-	-	-	-	5	5
Change in net unrealized gain on derivative instruments, net of taxes	-	-	-	-	-	349	349

Total comprehensive income	-	-	-	-	-	-	2,803
Stock issuances under employee plans(a)	18	173	-	-	-	-	173
Repurchases	-	-	134	(2,867)	-	-	(2,867)
Stock-based compensation expense	-	419	-	-	-	-	419
Tax benefit from employee stock plans	-	8	-	-	-	-	8

Balances at January 30, 2009	3,338	11,189	919	(27,904)	20,677	309	4,271
Net income	-	-	-	-	1,433	-	1,433
Change in net unrealized gain on investments, net of taxes	-	-	-	-	-	6	6
Foreign currency translation adjustments	-	-	-	-	-	(29)	(29)
Change in net unrealized gain on derivative instruments, net of taxes	-	-	-	-	-	(323)	(323)

Total comprehensive income	-	-	-	-	-	-	1,087
Stock issuances under employee plans and other(a)	13	3	-	-	-	-	3
Stock-based compensation expense	-	312	-	-	-	-	312
Net tax shortfall from employee stock plans	-	(32)	-	-	-	-	(32)

Balances at January 29, 2010	3,351	$11,472	919	$(27,904)	$22,110	$(37)	$5,641

(a)	Included in Fiscal 2008 is 1 million shares and $17 million related to redeemable common stock. In Fiscal 2008 through Fiscal 2010, stock issuance under employee plans is net of shares held for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — Dell Inc., a Delaware corporation (both individually and together with its consolidated subsidiaries, “Dell”), offers a broad range of technology product categories, including mobility products, desktop PCs, software and peripherals, servers and networking products, services, and storage. Dell sells its products and services directly to customers through dedicated sales representatives, telephone-based sales, and online at www.dell.com, and through a variety of indirect sales channels. Dell’s business segments are Large Enterprise, Public, Small and Medium Business and Consumer.

Fiscal Year — Dell’s fiscal year is the 52 or 53 week period ending on the Friday nearest January 31. The fiscal years ending January 29, 2010, January 30, 2009, and February 1, 2008, included 52 weeks.

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

Cash and Cash Equivalents — All highly liquid investments, including credit card receivables due from banks, with original maturities of three months or less at date of purchase, are carried at cost and are considered to be cash equivalents. All other investments not considered to be cash equivalents are separately categorized as investments.

Investments — Dell’s investments are primarily in debt securities, which are classified as available-for-sale and are reported at fair value (based primarily on quoted prices and market observable inputs) using the specific identification method. Unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity. Realized gains and losses on investments are included in interest and other, net. An impairment loss will be recognized and will reduce an investment’s carrying amount to its fair market value when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

Dell determines an impairment is other than temporary when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery in value or it is not expected to recover its entire amortized cost basis (“credit related loss”). Credit related losses on debt securities will be considered an other-than-temporary impairment recognized in earnings, and any other losses due to a decline in fair value relative to the amortized cost deemed not to be other-than-temporary will be recorded in other comprehensive income. See Note 3 of Notes to the Consolidated Financial Statements for additional information.

Financing Receivables — Financing receivables consist of customer receivables, residual interest and retained interest in securitized receivables. Customer receivables include revolving loans and fixed-term leases and loans resulting from the sale of Dell products and services. Financing receivables are presented net of the allowance for losses. See Note 4 of Notes to Consolidated Financial Statements for additional information.

Asset Securitization — Dell transfers certain financing receivables for fixed term leases and loans to unconsolidated qualifying special purpose entities in securitization transactions. These receivables are removed from the Consolidated Statement of Financial Position at the time they are sold. Receivables are considered sold when the receivables are transferred beyond the reach of Dell’s creditors, the transferee has the right to pledge or exchange the assets, and Dell has surrendered control over the rights and obligations of the receivables. Gains and losses from the sale of fixed-term leases and loans are recognized in the period the sale occurs, based upon the relative fair value of the assets sold and the remaining retained interest. Retained interest is recognized at fair value with any changes in fair value recorded in earnings. In estimating the value of retained interest, Dell makes a variety of financial assumptions, including pool credit losses, payment rates, and discount rates. These assumptions

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are supported by both Dell’s historical experience and anticipated trends relative to the particular receivable pool. See Note 4 of Notes to Consolidated Financial Statements for additional information.

Allowance for Doubtful Accounts — Dell recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized as selling, general, and administrative expense.

Allowance for Financing Receivables Losses — Dell recognizes an allowance for losses on financing receivables in an amount equal to the probable losses net of recoveries. The allowance for losses is determined based on a variety of factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. Financing receivables are charged to the allowance at the earlier of when an account is deemed to be uncollectible or when the account is 180 days delinquent. Recoveries on receivables previously charged off as uncollectible are recorded to the allowance for losses on financing receivables. The expense associated with the allowance for financing receivables losses is recognized as cost of net revenue. See Note 4 of Notes to Consolidated Financial Statements for additional information.

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

Impairment of Long-Lived Assets — Dell reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. Dell reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.

Goodwill and Intangible Assets — Identifiable intangible assets with finite lives are amortized over their estimated useful lives. They are generally amortized on a non-straight line approach based on the associated projected cash flows in order to match the amortization pattern to the pattern in which the economic benefits of the assets are expected to be consumed. They are reviewed for impairment if indicators of potential impairment exist. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in the second fiscal quarter, or sooner if an indicator of impairment occurs.

Foreign Currency Translation — The majority of Dell’s international sales are made by international subsidiaries, most of which have the U.S. dollar as their functional currency. Dell’s subsidiaries that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. Revenue and expenses from these international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur. Cumulative foreign currency translation adjustments totaled a $40 million loss, $11 million loss, and $16 million loss at January 29, 2010, January 30, 2009, and February 1, 2008, respectively, and are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of exchange for nonmonetary assets and liabilities. Gains and losses from remeasurement of monetary assets and liabilities are included in interest and other, net. See Note 3 of Notes to Consolidated Financial Statements for additional information.

Hedging Instruments — Dell uses derivative financial instruments, primarily forwards, options, and swaps to hedge certain foreign currency and interest rate exposures. Dell also uses other derivative instruments not designated as hedges such as forwards to hedge foreign currency balance sheet exposures. Dell does not use derivatives for speculative purposes.

Dell recognizes all derivatives instruments as either assets or liabilities in its Consolidated Statements of Financial Position and measures those instruments at fair value. See Note 3 of Notes to Consolidated Financial Statements for a full description of Dell’s derivative financial instrument activities and related accounting policies.

Treasury Stock — Dell accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Revenue Recognition — Net revenues include sales of hardware, software and peripherals, and services (including extended service contracts and professional services). Dell recognizes revenue for these products when it is realized or realizable and earned. Revenue is considered realized and earned when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; Dell’s fee to its customer is fixed or determinable; and collection of the resulting receivable is reasonably assured.

Revenue from the sale of products are recognized when title and risk of loss passes to the customer. Delivery is considered complete when products have been shipped to Dell’s customer or services have been rendered, title and risk of loss has transferred to the customer, and customer acceptance has been satisfied. Customer acceptance is satisfied through obtaining acceptance from the customer, the acceptance provision lapses, or Dell has evidence that the acceptance provisions have been satisfied. In general, revenue is recognized for services contracts as earned, which is generally on a straight-line basis over the longer of the term of the contract or the expected service period, unless evidence suggests that the revenue is earned or Dell’s obligations are fulfilled in a different pattern.

Dell sells its products and services either separately or as part of a multiple-element arrangement. Dell allocates revenue from multiple-element arrangements to the elements based on the relative fair value of each element, which is generally based on the relative sales price of each element when sold separately. The allocation of fair value for a multiple-element arrangement involving software is based on vendor specific objective evidence (“VSOE”), or in the absence of VSOE for delivered elements, the residual method. Under the residual method, Dell allocates the residual amount of revenue from the arrangement to software licenses at the inception of the license term when VSOE for all undelivered elements, such as Post Contract Customer Support (“PCS”), exists and all other revenue recognition criteria have been satisfied. In the absence of VSOE for undelivered elements, revenue is deferred and subsequently recognized over the term of the arrangement. Dell elected to classify revenue and cost of net revenue related to standalone software sold with PCS in the same line item as services on Dell’s Consolidated Statements of Income. Services revenue and cost of services revenue captions on the Consolidated Statements of Income include Dell’s services and software from Dell’s software and peripherals product category. This software revenue and related costs include software license fees and related PCS that is sold separately from computer systems through Dell’s software and peripherals product category. Dell recognizes software revenue and related costs in accordance with software revenue recognition guidance. When Dell has not established vendor specific objective evidence to support a separation of the software license and PCS elements, software license revenue and related costs are included in services revenue and cost of revenue and are generally recognized over the term of the arrangement.

For sales of extended warranties with a separate contract price, Dell defers revenue equal to the separately stated price. Revenue associated with undelivered elements is deferred and recorded when delivery occurs or services are provided. Product revenue is recognized, net of an allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Revenue from extended warranty and service contracts, for which Dell is obligated to perform, is recorded as deferred revenue and subsequently

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized over the term of the contract or when the service is completed. Revenue from sales of third-party extended warranty and service contracts or other products or software PCS, for which Dell is not obligated to perform, and for which Dell does not meet the criteria for gross revenue recognition under the guidance of the Financial Accounting Standards Board (the “FASB”), is recognized on a net basis. All other revenue is recognized on a gross basis.

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

Dell sells its products directly to customers as well as through retailers. Sales to Dell’s retail customers are generally made under agreements allowing for limited rights of return, price protection, rebates, and marketing development funds. Dell has generally limited the return rights through contractual caps. Dell’s policy for sales to retailers is to defer the full amount of revenue relative to sales for which the rights of return apply unless there is sufficient historical data to establish reasonable and reliable estimates of returns. When contractual caps are included in the agreement and there is not sufficient historical data to make a reasonable and reliable estimate on returns, Dell defers revenue equal to the amount of the contractual cap. All other sales for which the rights of return do not apply are recognized upon shipment when all applicable revenue recognition criteria have been met. To the extent price protection or return rights are not limited, all of the revenue and related cost are deferred until the product has been sold by the retailer, the rights expire, or a reliable estimate of such amounts can be made. Generally, Dell records estimated reductions to revenue or an expense for retail customer programs at the later of the offer or the time revenue is recognized. Dell’s customer programs primarily involve rebates, promotions, and other volume-based incentives, which are designed to serve as sales incentives to resellers of Dell products.

Dell defers the cost of shipped products awaiting revenue recognition until revenue is recognized. See Note 15 of Notes to Consolidated Financial Statements for further information on deferred costs.

Dell records revenue from the sale of equipment under sales-type leases as product revenue at the inception of the lease. Sales-type leases also produce financing income, which Dell recognizes at consistent rates of return over the lease term. Customer revolving loan financing income is recognized on an accrual basis. Dell reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

Warranty — Dell records warranty liabilities for its standard limited warranty at the time of sale for the estimated costs that may be incurred under its limited warranty. The specific warranty terms and conditions vary depending upon the product sold and the country in which Dell does business, but generally includes technical support, parts, and labor over a period ranging from one to three years. Factors that affect Dell’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy Dell’s warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the estimated warranty obligation. The other factors are less significant due to the fact that the average remaining aggregate warranty period of the covered installed base is approximately 15 months, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at pre-established amounts with service providers. Warranty claims are relatively predictable based on historical experience of failure rates. If actual results differ from the estimates, Dell revises its estimated warranty liability. Each quarter, Dell reevaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Vendor Rebates — Dell may receive consideration from vendors in the normal course of business. Certain of these funds are rebates of purchase price paid and others are related to reimbursement of costs incurred by Dell to sell the

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

vendor’s products. Dell recognizes a reduction of cost of goods sold and inventory if the funds are a reduction of the price of the vendor’s products. If the consideration is a reimbursement of costs incurred by Dell to sell or develop the vendor’s products, then the consideration is classified as a reduction of that cost in the Consolidated Statements of Income, most often operating expenses. In order to be recognized as a reduction of operating expenses, the reimbursement must be for a specific, incremental, identifiable cost incurred by Dell in selling the vendor’s products or services.

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

Selling, General, and Administrative — Selling expenses include items such as sales salaries and commissions, marketing and advertising costs, and contractor services. Dell expenses advertising costs as incurred. See Note 15 of Notes to Consolidated Financial Statements for more information on advertising expenses. General and administrative expenses include items for Dell’s administrative functions, such as Finance, Legal, Human Resources, and Information Technology support. These functions include costs for items such as salaries, maintenance and supplies, insurance, depreciation expense, and allowance for doubtful accounts.

Research, Development, and Engineering Costs — Research, development, and engineering costs are expensed as incurred. Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

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

The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Dell recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s widely understood administrative practices and precedents.

Comprehensive Income — Dell’s comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified as available-for-sale, foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. In the first quarter of Fiscal

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2008, Dell adopted the accounting guidance for certain hybrid financial instruments, which requires that all gains and losses in valuation of retained interest in securitized assets be recognized in income immediately and no longer included as a component of other comprehensive income.

Earnings Per Common Share — Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive. See Note 11 of Notes to Consolidated Financial Statements for further information on earnings per share.

Stock-Based Compensation — Dell measures stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards at grant-date. The cost of restricted stock awards is determined using the fair market value of our common stock on the date of grant. The fair values of stock option awards are estimated using a Black-Scholes valuation model. The compensation costs are recognized net of any estimated forfeitures on a straight-line basis over the employee requisite service period. Forfeiture rates are estimated at grant-date based on historical experience and adjusted in subsequent periods for any differences in actual forfeitures from those estimates. See Note 13 of Notes to Consolidated Financial Statements included for further discussion of stock-based compensation.

Recently Issued and Adopted Accounting Pronouncements

–	Business Combinations — During Fiscal 2010, Dell adopted the new FASB guidance on business combinations. The new guidance on business combinations retains the underlying concepts of the previously issued standard in that the acquirer of a business is required to account for the business combination at fair value. As with previous guidance, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values are recorded as goodwill. The new pronouncement results in some changes to the method of applying the acquisition method of accounting for business combinations in a number of significant aspects. Under the new guidance, all acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset. Prior to the adoption, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Further, the new guidance generally requires restructuring charges associated with a business combination to be expensed subsequent to the acquisition date.

–	Fair Value Measurements and Disclosures — The pronouncements define fair value, establish guidelines for measuring fair value, and expand disclosures regarding fair value measurements. In the first quarter of Fiscal 2010, Dell adopted the fair value measurements guidance for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption did not have a material impact on Dell’s Consolidated Financial Statements. See Note 2 of Notes to Consolidated Financial Statements for additional information.

Throughout Fiscal 2010, Dell adopted the additional fair value guidance related to the valuation of instruments in inactive markets and the guidance related to the measurement of liabilities. The adoption of these standards did not have a material impact on Dell’s Consolidated Financial Statements.

–	Derivative Instruments and Hedging Activities — The pronouncement requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments, and a tabular disclosure of the effects of such instruments and related hedged items on Financial Statements. The pronouncement does not change the accounting treatment for derivative instruments. Dell adopted the pronouncement in the first quarter of Fiscal 2010. The adoption did not have a material impact on Dell’s

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Financial Statements. See Note 3 of Notes to Consolidated Financial Statements for additional information.

–	Impairments of Debt Securities — The pronouncement changed the impairment recognition and presentation model for debt securities. An other-than-temporary impairment is now triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery in value, or the security is not expected to recover its entire amortized cost basis (“credit related loss”). Credit related losses on debt securities will be considered an other-than-temporary impairment recognized in earnings, and any other losses due to a decline in fair value relative to the amortized cost deemed not to be other-than-temporary will be recorded in other comprehensive income. Dell adopted the pronouncement in the second quarter of Fiscal 2010. The adoption did not have a material impact on Dell’s Consolidated Financial Statements. See Note 3 of Notes to Consolidated Financial Statements for additional information.

–	Subsequent Events — The pronouncement codifies existing standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Dell adopted the pronouncement in the second quarter of Fiscal 2010. The adoption did not have any impact on Dell’s Consolidated Financial Statements.

Recently Issued but Not Yet Adopted Accounting Pronouncements

–	Revenue Arrangements with Multiple Deliverables — The guidance amends the current revenue recognition guidance for multiple deliverable arrangements. It allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence, or third-party evidence is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple deliverable arrangements. The guidance is effective for fiscal years beginning on or after June 15, 2010 (Dell’s Fiscal 2012), but early adoption is permitted. Management does not expect the adoption of this guidance to have a material impact on Dell’s Consolidated Financial Statements. Dell has elected to early adopt the guidance in the first quarter of Fiscal 2011 on a prospective basis.

–	Revenue Arrangements with Software Elements — The pronouncement modifies the scope of the software revenue recognition guidance to exclude tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality. The pronouncement is effective for fiscal years beginning on or after June 15, 2010 (Dell’s Fiscal 2012), but early adoption is permitted. This guidance must be adopted in the same period an entity adopts the amended revenue arrangements with multiple deliverables guidance described above. Management does not expect the adoption of this guidance to have a material impact on Dell’s Consolidated Financial Statements. Dell has elected to early adopt the guidance in the first quarter of Fiscal 2011 on a prospective basis.

–	Variable Interest Entities and Transfers of Financial Assets and Extinguishments of Liabilities — The pronouncement on transfers of financial assets and extinguishments of liabilities removes the concept of a qualifying special-purpose entity and removes the exception from applying variable interest entity accounting to qualifying special-purpose entities. The new guidance on variable interest entities requires an entity to perform an ongoing analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. The pronouncements are effective for fiscal years beginning after November 15, 2009. Dell will adopt the pronouncements for interim and annual reporting periods beginning in the first quarter of Fiscal 2011. Dell expects the adoption of these two pronouncements to result in the consolidation of its qualifying special purpose entities beginning in the first quarter of Fiscal 2011. The impact of the required consolidations is not expected to be material to Dell’s financial position, net income, or cash flows. See Note 4 of Notes to Consolidated Financial Statements for additional information.

Reclassifications — Dell has revised the presentation of certain prior period amounts reported within cash flows from operating activities presented in the Consolidated Statements of Cash Flows. The revision had no impact to the

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

total change in cash from operating activities. Finally, certain prior year amounts have been reclassified from accrued and other liabilities on the Consolidated Statements of Financial Position to short-term deferred service revenue to conform to the current year presentation.

NOTE 2 — FAIR VALUE MEASUREMENTS

The following table presents Dell’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of January 29, 2010, and January 30, 2009:

	January 29, 2010				January 30, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted				Quoted
	Prices				Prices
	in Active	Significant			in Active	Significant
	Markets for	Other	Significant		Markets for	Other	Significant
	Identical	Observable	Unobservable		Identical	Observable	Unobservable
	Assets	Inputs	Input		Assets	Inputs	Inputs
				(in millions)
Assets:
Cash equivalents	$-	$197	$-	$197	$-	$56	$-	$56
Debt Securities:
U.S. government and agencies	-	66	-	66	-	539	-	539
U.S. corporate	-	553	30	583	-	457	27	484
International corporate	-	391	-	391	-	78	-	78
State & municipal bonds	-	2	-	2	-	5	-	5
Equity and other securities	-	90	-	90	1	73	-	74
Retained interest	-	-	151	151	-	-	396	396
Derivative instruments	-	96	-	96	-	627	-	627

Total assets	$-	$1,395	$181	$1,576	$1	$1,835	$423	$2,259

Liabilities:
Derivative instruments	$-	$12	$-	$12	$-	$131	$-	$131

Total liabilities	$-	$12	$-	$12	$-	$131	$-	$131

The following section describes the valuation methodologies Dell uses to measure financial instruments at fair value:

Cash Equivalents — The majority of Dell’s cash equivalents consist of commercial paper, U.S. treasuries, and asset-backed commercial paper with original maturities of less than ninety days and are valued at fair value which approximates cost. The valuation is based on models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. Dell utilizes a pricing service to assist in obtaining fair value pricing for the majority of this investment portfolio. Dell conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Level 3 position as of January 29, 2010, and January 30, 2009, represents a convertible debt security that Dell was unable to corroborate with observable market data. The investment is valued at cost plus accrued interest as this is management’s best estimate of fair value.

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

Retained Interest — The fair value of the retained interest is determined using a discounted cash flow model. Significant assumptions to the model include pool credit losses, payment rates, and discount rates. These assumptions are supported by both historical experience and anticipated trends relative to the particular receivable pool. Retained interest in securitized receivables is included in financing receivables, short-term and long-term, on the Consolidated Statements of Financial Position. See Note 4 of Notes to Consolidated Financial Statements for additional information about the retained interest.

Derivative Instruments — Dell’s derivative financial instruments consist primarily of foreign currency forward and purchased option contracts, and interest rate swaps. The portfolio is valued using internal models based on market observable inputs, including interest rate curves, forward and spot prices for currencies, and implied volatilities. Credit risk is factored into the fair value calculation of Dell’s derivative instrument portfolio. Credit risk is determined for the net position of each counterparty with the use of credit default spreads of either Dell, if in a net liability position, or the relevant counterparty, when in a net asset position.

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs (Level 3) for the respective periods:

	Fiscal Year Ended
	January 29, 2010			January 30, 2009
	Retained	U.S.		Retained	U.S.
	Interest	Corporate	Total	Interest	Corporate	Total
			(in millions)
Balance at beginning of period	$396	$27	$423	$223	$-	$223
Net unrealized gains (losses) included in earnings(a)	26	3	29	(8)	2	(6)
Issuances and settlements	231	-	231	181	-	181
Purchases	-	-	-	-	25	25
Impact of special purpose entity consolidation(b)	(502)	-	(502)	-	-	-

Balance at end of period	$151	$30	$181	$396	$27	$423

(a)	The unrealized gains on U.S. corporate represent accrued interest for assets that are still held at January 29, 2010 and January 30, 2009.

(b)	See Note 4 of Notes to Consolidated Financial Statements for additional information about the impact of the special purpose entity consolidation.

Unrealized losses for the fiscal year ended January 29, 2010, related to the Level 3 retained interest asset and convertible debt security asset still held at the reporting date, are reported in income.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis — Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the recurring fair value table above. The assets consist primarily of investments accounted for under the cost method and nonfinancial assets such as goodwill and intangible assets. Investments accounted for under the cost method included in equity and other securities, approximate $22 million and $14 million, on January 29, 2010, and January 30, 2009, respectively. Goodwill and intangible assets are measured at fair value initially and subsequently when there is an indicator of impairment and the impairment is recognized. No impairment charges of goodwill and intangible assets were recorded for the fiscal

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

year ended January 29, 2010. See Note 6 of Notes to Consolidated Financial Statements for additional information about goodwill and intangible assets.

NOTE 3 — FINANCIAL INSTRUMENTS

Investments

The following table summarizes, by major security type, the fair value and amortized cost of Dell’s investments. All debt security investments with remaining maturities in excess of one year and substantially all equity and other securities are recorded as long-term investments in the Consolidated Statements of Financial Position.

	January 29, 2010				January 30, 2009
	Fair		Unrealized	Unrealized	Fair		Unrealized	Unrealized
	Value	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)
	(in millions)
Investments
Debt securities:
U.S. government and agencies	$66	$66	$-	$-	$539	$537	$3	$(1)
U.S. corporate	583	581	3	(1)	484	491	2	(9)
International corporate	391	391	1	(1)	78	77	1	-
State and municipal governments	2	2	-	-	5	5	-	-

Total debt securities	1,042	1,040	4	(2)	1,106	1,110	6	(10)
Equity and other securities	112	112	-	-	88	88	-	-

Total investments	$1,154	$1,152	$4	$(2)	$1,194	$1,198	$6	$(10)

Dell’s investments in debt securities are classified as available-for-sale. Equity and other securities primarily relate to investments held in Dell’s Deferred Compensation Plan, which are classified as trading securities. Both of these classes of securities are reported at fair value using the specific identification method. All other investments are initially recorded at cost and reduced for any impairment losses. The fair value of Dell’s portfolio is affected primarily by interest rate movements rather than credit and liquidity risks. Most of Dell’s investments in debt securities have contractual maturities of less than five years.

At January 29, 2010, total unrealized losses related to Dell’s debt securities, including securities classified as cash equivalents, were $2 million with a corresponding fair value of $518 million. Of the unrealized losses, $1 million relate to 77 securities that were in a loss position for less than twelve months, and the fair value of those 77 securities totaled $508 million. The remaining $1 million in unrealized losses relate to four securities that were in a loss position for twelve months or greater, and the fair value of those four securities totaled $10 million. The unrealized losses are due to interest rate movements and are expected to be recovered over the contractual term of the instruments.

During Fiscal 2010, Dell adopted the new pronouncement that changed the impairment recognition and presentation model for debt securities. Dell reviews its investment portfolio quarterly to determine if any investment is other-than-temporarily impaired. Under the amended impairment model for debt securities, an other-than-temporary impairment (“OTTI”) loss is recognized in earnings if the entity has the intent to sell the debt security, or if it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, if an entity does not expect to sell a debt security, it still evaluates expected cash flows to be received and determines if a credit loss exists. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized currently in earnings. Amounts relating to factors other than credit losses are recorded in other comprehensive income. Upon adoption of the new pronouncement at the beginning of the second quarter of Fiscal 2010, the amounts Dell recorded for the cumulative-effect adjustment were immaterial. As of January 29, 2010, Dell evaluated debt securities classified as available for sale for OTTI and the existence of credit losses. Dell did not record any loss for OTTI during Fiscal 2010.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During Fiscal 2010, Fiscal 2009, and Fiscal 2008, gross realized gains recognized in interest and other, net were $6 million, $14 million, and $17 million, respectively. Dell recognized gross realized losses of $4 million, $24 million, and $3 million, respectively, during the same periods.

Derivative Instruments and Hedging Activities

Derivative Instruments

As part of its risk management strategy, Dell uses derivative instruments, primarily forward contracts and purchased options, to hedge certain foreign currency exposures and interest rate swaps to reduce the exposure of its debt portfolio to interest rate risk. Dell’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. Dell applies hedge accounting based upon the criteria established by accounting guidance for derivative instruments and hedging activities, including designation of its derivatives as fair value hedges or cash flow hedges and assessing of hedge effectiveness. Dell records all derivatives in its Consolidated Statements of Financial Position at fair value.

Cash Flow Hedges

Dell uses a combination of forward contracts and purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions denominated in currencies other than the U.S. dollar. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is entered into until the time it is settled. The majority of these contracts typically expire in 12 months or less. For derivative instruments that are designated and qualify as cash flow hedges, Dell records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income (loss) (“OCI”) as a separate component of stockholders’ equity and reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. Dell reports the effective portion of cash flow hedges in the same financial statement line item within earnings as the changes in value of the hedged item.

For foreign currency forward contracts and purchased options designated as cash flow hedges, Dell assesses hedge effectiveness both at the onset of the hedge as well as at the end of each fiscal quarter throughout the life of the derivative. Dell measures hedge ineffectiveness by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item, both of which are based on forward rates. Dell recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in earnings as a component of interest and other, net. Hedge ineffectiveness for cash flow hedges was not material for year ended January 29, 2010. During the year ended January 29, 2010, Dell did not discontinue any cash flow hedges that had a material impact on Dell’s results of operations, as substantially all forecasted foreign currency transactions were realized in Dell’s actual results.

The aggregate unrealized net gain recorded as a component of comprehensive income net of tax, for Fiscal 2010 and 2009 was $1 million and $324 million, respectively. The following table summarizes the fair value of the foreign

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exchange contracts on the Consolidated Statements of Financial Position, as well as the amount of hedge ineffectiveness on cash flow hedges recorded in earnings:

	Gain (Loss)
	Recognized
	in Accumulated	Location of Gain (Loss)	Gain (Loss)
	OCI, Net	Reclassified	Reclassified	Location of Gain (Loss)	Gain (Loss)
Derivatives in	of Tax, on	from Accumulated	from Accumulated	Recognized in Income	Recognized in
Cash Flow	Derivatives	OCI into Income	OCI into Income	on Derivative	Income on Derivative
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
(in millions)

For the fiscal year ended January 29, 2010
Foreign exchange		Total net revenue	$(157)	Interest and other, net	$(1)
contracts	$(506)	Total cost of net revenue	(25)

Total	$(506)		$(182)		$(1)

As of January 29, 2010, and January 30, 2009, the total notional amount of foreign currency option and forward contracts designated as cash flow hedges was $6.2 billion and $6.5 billion, respectively, from selling local currency.

Other Foreign Currency Derivative Instruments

Dell uses forward contracts to hedge monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in the fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. These contracts generally expire in three months or less. These contracts are considered economic hedges and are not designated as hedges under derivative instruments and hedging activities accounting, and therefore, the change in the instrument’s fair value is recognized currently in earnings as a component of interest and other, net. With respect to its foreign currency forward contracts, Dell recognized losses of $85 million during Fiscal 2010, gains of $189 million during Fiscal 2009, and losses of $13 million during Fiscal 2008. As of January 29, 2010, and January 30, 2009, the total notional amount of other foreign currency forward contracts not designated as hedges was $2.1 billion and $581 million, respectively, from buying local currency.

Fair Value Hedges

Dell enters into interest rate swaps designated as fair value hedges to manage the exposure of its debt portfolio to interest rate risk. Dell issues long-term debt in U.S. dollars based on market conditions at the time of financing. Dell uses interest rate swaps to modify the market risk exposures in connection with the debt to achieve primarily U.S. dollar LIBOR-based floating interest expense. The interest rate swaps do not hedge all interest rate exposure on corporate debt. For derivative instruments that are designated and qualify for hedge accounting, changes in the value of the derivative and underlying hedged item are recognized in interest and other, net in the Consolidated Statement of Income in the current period.

As of January 29, 2010, the total notional amount of the interest rate swaps was $200 million. In Fiscal 2010, the fair value change of the interest rate contracts resulted in a $1 million gain to interest and other, net and the associated hedged fixed-rate debt recognized a $1 million offsetting fair value loss to interest and other, net.

Derivative Instruments Additional Information

Cash flows from derivative instruments are presented in the same category on the Consolidated Statements of Cash Flows as the cash flows from the intended hedged items or the economic hedges.

While Dell has foreign exchange derivative contracts in more than 20 currencies, the majority of the notional amounts are denominated in the Euro, British Pound, Japanese Yen, Canadian Dollar, and Australian Dollar.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dell presents its foreign exchange derivative instruments on a net basis in the Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The fair value of those derivative instruments presented on a gross basis for the period is as follows:

	January 29, 2010
	Other Current	Other Non-	Other Current	Total
	Assets	Current Assets	Liabilities	Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$181	$5	$-	$186
Foreign exchange contracts in a liability position	(80)	-	(9)	(89)
Interest rate contracts in an asset position	-	1	-	1

Net asset (liability)	101	6	(9)	98

Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	63	-	2	65
Foreign exchange contracts in a liability position	(74)	-	(5)	(79)

Net asset (liability)	(11)	-	(3)	(14)

Total derivatives at fair value	$90	$6	$(12)	$84

Dell has reviewed the existence and nature of credit-risk-related contingent features in derivative trading agreements with its counterparties. Certain agreements contain clauses whereby if Dell’s credit ratings were to fall below investment grade upon a change of control of Dell, counterparties would have the right to terminate those derivative contracts under which Dell is in a net liability position. As of January 29, 2010, there have been no such triggering events.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt

The following table summarizes Dell’s outstanding debt at:

	January 29,	January 30,
	2010	2009
	(in millions)
Long-Term Debt

Notes:

$400 million issued on June 10, 2009, at 3.375% due June 2012 (“2012 Notes”) with interest payable June 15 and December 15 (including $1 million hedge accounting adjustment)	$401	$-

$600 million issued on April 17, 2008, at 4.70% due April 2013 (“2013 Notes”) with interest payable April 15 and October 15	599	599

$500 million issued on April 1, 2009, at 5.625% due April 2014 (“2014 Notes”) with interest payable April 15 and October 15	500	-

$500 million issued on April 17, 2008, at 5.65% due April 2018 (“2018 Notes”) with interest payable April 15 and October 15	499	499

$600 million issued on June 10, 2009, at 5.875% due June 2019 (“2019 Notes”) with interest payable June 15 and December 15	600	-

$400 million issued on April 17, 2008, at 6.50% due April 2038 (“2038 Notes”) with interest payable April 15 and October 15	400	400

Senior Debentures

$300 million issued in April 1998 at 7.10% due April 2028 with interest payable April 15 and October 15 (includes the unamortized amount related to interest rate swap terminations)	394	400

India Term Note

Entered into on October 2009 at 8.9% due October 2011 with interest payable monthly	24	-

Total long-term debt	3,417	1,898

Short-Term Debt

Commercial paper	496	100

Structured financing debt	164	-

Other	3	13

Total short-term debt	663	113

Total debt	$4,080	$2,011

Long-Term Debt

During Fiscal 2010, Dell issued the 2012 Notes, 2014 Notes, and the 2019 Notes (collectively, the “Notes”). The net proceeds from the Notes, after payment of expenses, were approximately $1.5 billion. The estimated fair value of all the notes included in long-term debt was approximately $3.2 billion at January 29, 2010, compared to a carrying value of $3.0 billion at that date.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During Fiscal 2010, Dell entered into several interest rate swap agreements to effectively convert $200 million of the Notes’ fixed rate to a floating rate. The floating rates are based on six-month LIBOR plus a fixed rate. The interest rate swaps qualified for hedge accounting treatment as fair value hedges.

The principal amount of the Senior Debentures was $300 million at January 29, 2010. The estimated fair value of the Senior Debentures was approximately $333 million at January 29, 2010, compared to a carrying value of $394 million at that date. The carrying value includes an unamortized amount related to the termination of interest rate swap agreements in the fourth quarter of Fiscal 2009, which were previously designated as hedges of the debt.

Dell India Pvt Ltd., Dell’s wholly-owned subsidiary, borrowed $24 million under a two-year term note agreement during Fiscal 2010 for working capital needs. The term note contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, misrepresentation, change of ownership, and certain events of bankruptcy and insolvency.

The indentures governing the Notes and the Senior Debentures contain customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, and certain events of bankruptcy and insolvency. The Indentures also contain covenants limiting Dell’s ability to create certain liens; enter into sale-and-lease back transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to another person.

As of January 29, 2010, there were no events of default with respect to the Notes, the Senior Debentures, or the India term note.

Aggregate future maturities of long-term debt at face value (excluding a $97 million unamortized carrying value adjustment related to the termination of interest rate swap agreements, a $5 million discount on debt issuance, and a $1 million hedge accounting adjustment) were as follows at January 29, 2010:

	Payments Due by Year
	2011	2012	2013	2014	2015	Thereafter	Total
				(in millions)
Aggregate future maturities of long-term debt outstanding	$-	$24	$400	$600	$500	$1,800	$3,324

Short-Term Debt

Commercial Paper

Dell has a $1.5 billion commercial paper program with a supporting $1.5 billion senior unsecured revolving credit facility that allows it to obtain favorable short-term borrowing rates. Of the senior unsecured revolving credit facility, $500 million expires on April 2, 2010, and $1 billion expires on June 1, 2011. Dell intends to extend the credit facility expiring during Fiscal 2011. The credit facility requires compliance with conditions that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio. Amounts outstanding under the facility may be accelerated for events of default, including failure to pay principal or interest, breaches of covenants, or non-payment of judgments or debt obligations. As of January 29, 2010, there were no events of default and Dell was in compliance with its minimum interest coverage ratio covenant.

At January 29, 2010, and January 30, 2009, there were $496 million and $100 million, respectively, outstanding under the commercial paper program. The weighted-average interest rate on these outstanding short-term borrowings was 0.24% and 0.19%, respectively. There were no outstanding advances under the related revolving credit facilities for the respective periods.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Structured Financing Debt

During the fourth quarter of Fiscal 2010, Dell borrowed $164 million in structured financing related debt through the revolving loan securitization program as discussed in Note 4 of the Notes to Consolidated Financial Statements. The debt is collateralized with $314 million of financing receivables transferred into the program. The debt has a variable interest rate and an average life of 12 months based on the underlying financing receivables. The total debt capacity related to this program is $250 million.

NOTE 4 — FINANCIAL SERVICES

Dell Financial Services L.L.C.

Dell offers or arranges various financing options and services for its business and consumer customers in the U.S. through Dell Financial Services L.L.C. (“DFS”), a wholly-owned subsidiary of Dell. DFS’s key activities include the origination, collection, and servicing of customer receivables related to the purchase of Dell products. New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services through DFS, were $3.7 billion, $4.5 billion, and $5.7 billion during the fiscal years ended January 29, 2010, January 30, 2009, and February 1, 2008, respectively.

During Fiscal 2010, Dell continued to transfer certain customer financing receivables to special purpose entities. The special purpose entities are bankruptcy remote legal entities with separate assets and liabilities. The purpose of the special purpose entities is to facilitate the funding of customer receivables in the capital markets. These special purpose entities have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Dell provides credit enhancement to the securitization in the form of over-collateralization. The special purpose entities may or may not be consolidated based on the terms and conditions of the arrangement. At January 29, 2010, the special purpose entity that funds revolving loans was consolidated, and the two special purpose entities that fund fixed term leases and loans were not consolidated. However, Dell expects these nonconsolidated special purpose entities will be consolidated in the first quarter of Fiscal 2011 as it adopts the new accounting guidance on variable interest entities and transfers of financial assets and extinguishment of financial liabilities.

Dell’s securitization programs contain standard structural features related to the performance of the securitized receivables. These structural features include defined credit losses, delinquencies, average credit scores, and excess collections above or below specified levels. In the event one or more of these criteria are met and Dell is unable to restructure the program, no further funding of receivables will be permitted and the timing of expected retained interest cash flows will be delayed, which would negatively impact the valuation of the retained interest. At January 29, 2010, these criteria were met.

Dell services securitized receivables and earn a servicing fee. Dell’s securitization transactions generally do not result in servicing assets and liabilities as the contractual fees are adequate compensation in relation to the associated servicing cost.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financing Receivables

The following table summarizes the components of Dell’s financing receivables:

	January 29,	January 30,
	2010	2009
	(in millions)
Financing Receivables, net
Customer receivables
Revolving loans, gross	$2,046	$963
Fixed-term leases and loans	824	723

Subtotal	2,870	1,686
Allowances for losses	(237)	(149)

Customer receivables, net	2,633	1,537
Residual interest	254	279
Retained interest	151	396

Financing receivables, net	$3,038	$2,212

Short-term	$2,706	$1,712
Long-term	332	500

Financing receivables, net	$3,038	$2,212

Customer Receivables

The following is the description of the components of Dell’s customer receivables:

–	Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. Revolving loans bear interest at a variable annual percentage rate that is tied to the prime rate. Based on historical payment patterns, revolving loan transactions are typically repaid on average within 12 months. Revolving loans are included in short-term financing receivables in the table above. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full by a specific date, no interest is charged. These special programs generally range from 3 to 12 months. At January 29, 2010, and January 30, 2009, receivables under these special programs were $442 million and $352 million, respectively.

–	Revolving loans includes customer receivables that were previously securitized and held by a nonconsolidated qualifying special purpose entity. In the second quarter of Fiscal 2010, the beneficial interest in the securitization conduit held by third parties fell below 10% and the special purpose entity was consolidated. Upon consolidation, these customer receivables were recorded at fair value and the associated retained interest was eliminated. The balance of these customer receivables was $435 million as of January 29, 2010.

–	Dell enters into sales-type lease arrangements with customers who desire lease financing. Leases with business customers have fixed terms of two to five years. Future maturities of minimum lease payments at January 29, 2010, for Dell are as follows: Fiscal 2011 — $303 million; Fiscal 2012 — $188 million; Fiscal 2013 — $76 million; and Fiscal 2014 — $4 million. Fixed-term loans are offered to qualified small businesses, large commercial accounts, governmental organizations, and educational entities.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Delinquency and charge-off statistics for customer receivables are:

–	As of January 29, 2010, and January 30, 2009, customer financing receivables 60 days or more delinquent were $127 million and $58 million, respectively. These amounts represent 4.4% and 3.7% of the ending gross customer financing receivables balance for the respective periods.

–	Net principal write-offs charged to the allowance for Fiscal 2010 and Fiscal 2009, were $130 million and $86 million, respectively. These amounts represent 6.2% and 5.5% of the average quarterly gross outstanding customer financing receivables balance (including accrued interest) for the respective periods.

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

Retained Interest

Certain transfers of financial assets to nonconsolidated qualified special purpose entities are accounted for as a sale. Upon the sale of the customer receivables to nonconsolidated qualifying special purpose entities, Dell recognizes a gain on the sale and retains a residual beneficial interest in the pool of assets sold, referred to as retained interest. The retained interest represents Dell’s right to receive collections for assets securitized exceeding the amount required to pay interest, principal, and other fees and expenses.

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

The following table summarizes the activity in retained interest balances:

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2010	2009	2008
	(in millions)
Retained interest:
Retained interest at beginning of period	$396	$223	$159
Issuances	322	427	173
Distributions from conduits	(91)	(246)	(132)
Net accretion	31	16	31
Change in fair value for the period	(5)	(24)	(8)
Impact of special purpose entity consolidation	(502)	-	-

Retained interest at end of the period	$151	$396	$223

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the key assumptions used to measure the fair value of the retained interest of the fixed term leases and loans at time of transfer within the period and at January 29, 2010, the balance sheet date:

	Weighted Average Key Assumptions
	Monthly Payment	Credit	Discount
	Rates	Losses	Rates	Life
		(lifetime)	(annualized)	(months)
Time of transfer valuation of retained interest	5%	1%	12%	20
Valuation of retained interest	8%	3%	12%	14

The impact of adverse changes to the key valuation assumptions to the fair value of retained interest at January 29, 2010 is shown in the following table:

January 29, 2010
(in millions)
Adverse Change of:
Expected prepayment speed: 10%	$(0.1)
Expected prepayment speed: 20%	$(0.2)

Expected credit losses: 10%	$(1.1)
Expected credit losses: 20%	$(2.2)

Discount rate: 10%	$(1.7)
Discount rate: 20%	$(3.4)

The analysis above utilized 10% and 20% adverse variation in assumptions to assess the sensitivities in the fair value of the retained interest. However, these changes generally cannot be extrapolated because the relationship between a change in one assumption to the resulting change in fair value may not be linear. For the above sensitivity analyses, each key assumption was isolated and evaluated separately. Each assumption was adjusted by 10% and 20% while holding the other key assumptions constant. Assumptions may be interrelated, and changes to one assumption may impact others and the resulting fair value of the retained interest. For example, increases in market interest rates may result in lower prepayments and increases in credit losses. The effect of multiple assumption changes were not considered in the analysis.

During Fiscal 2010 and Fiscal 2009, $784 million and $1.4 billion, respectively, of customer receivables were funded via securitization through nonconsolidated qualified special purpose entities. The principal balance of securitized receivables reported off-balance sheet as of January 29, 2010, and January 30, 2009, were $774 million and $1.4 billion, respectively. Dell’s risk of loss related to securitized receivables is limited to the amount of its retained interest.

Lease and loan receivables transferred to the nonconsolidated qualified special purpose entities exceed the level of debt issued. As of January 29, 2010, the nonconsolidated securitized receivables were $774 million, and the associated debt was $624 million. Upon consolidation of these customer receivables and associated debt in the first quarter of Fiscal 2011 as previously discussed, Dell’s retained interest in securitized receivables of $151 million at January 29, 2010, will be eliminated.

Delinquency and charge-off statistics for securitized receivables held by nonconsolidated qualified special purpose entities are:

–	As of January 29, 2010, and January 30, 2009, securitized financing receivables 60 days or more delinquent were $11 million and $63 million, respectively. These amounts represent 1.5% and 4.6% of the ending securitized financing receivables balances for the respective periods.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

–	Net principal chargeoffs for Fiscal 2010 and Fiscal 2009, were $72 million and $114 million, respectively. These amounts represent 6.9% and 8.2% of the average quarterly outstanding securitized financing receivables balance (including accrued interest) for the respective years.

NOTE 5 — ACQUISITIONS

During Fiscal 2010, Dell adopted the new FASB guidance on business combinations and accounted for the Fiscal 2010 acquisition using the acquisition method of accounting. All acquisitions completed prior to Fiscal 2010 are recorded using the purchase method of accounting in accordance with previous FASB guidance. The results of operations of the acquired companies have been included in Dell’s consolidated results since the date of each acquisition. Dell allocates the purchase price of its acquisitions to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. The excess of the purchase price over the fair value of the identified assets and liabilities has been recorded as goodwill. The fair value assigned to the assets acquired and liabilities assumed is based on valuations using management’s best estimates and assumptions. Dell does not expect the majority of goodwill related to these acquisitions to be deductible for tax purposes. In compliance with FASB guidance on goodwill and intangible assets, Dell defines its reporting units as its reportable business segments.

Fiscal 2010 Acquisitions

On November 3, 2009, Dell completed its acquisition of all the outstanding shares of the Class A common stock of Perot Systems, a worldwide provider of information technology and business solutions, for $3.9 billion in cash. This acquisition is expected to provide customers a broader range of IT services and solutions and better position Dell for its own immediate and long-term growth and efficiency. Perot Systems will be primarily integrated into the Large Enterprise and Public segments for reporting purposes. Perot Systems’ results of operations were included in Dell’s results beginning November 3, 2009.

The following table summarizes the consideration paid for Perot Systems and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Total
(in millions)
Cash and cash equivalents	$266
Accounts receivable, net	410
Other assets	58
Property, plant, and equipment	323
Identifiable intangible assets	1,174
Deferred tax liability, net(1)	(424)
Other liabilities	(256)

Total identifiable net assets	1,551
Goodwill	2,327

Total purchase price	$3,878

(1)	The deferred tax liability, net primarily relates to purchased identifiable intangible assets and property, plant, and equipment and is shown net of associated deferred tax assets.

Any change in the estimated fair value of the net assets, prior to the finalization of the more detailed analyses, but not to exceed one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill. Any subsequent changes to the purchase price allocation that are material to Dell’s consolidated financial results will be adjusted retroactively. Dell is currently not aware of any significant potential changes to the preliminary purchase price allocation.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The goodwill of $2.3 billion represents the value that is expected from combining Perot Systems with Dell to provide customers with a broader range of IT services and solutions as well as optimizing how these solutions are delivered. The acquisition enables Dell to supply even more Perot Systems customers with Dell products and extends the reach of Perot Systems’ capabilities to Dell customers around the world. Goodwill of $679 million, $1,613 million, and $35 million was assigned to the Large Enterprise, Public, and SMB segments, respectively.

Identifiable intangible assets include customer relationships, internally developed software, non-compete agreements, and trade names and other assets. These intangible assets are being amortized over their estimated useful lives based on the pattern of expected future economic benefit, which is generally on a non-straight-line basis based upon their expected future cash flows. The following table summarizes the cost of amortizable intangible assets related to the acquisition of Perot Systems:

	Estimated	Weighted-Average
	Cost	Useful Life
	(in millions)	(years)
Customer relationships	$1,081	11.0
Technology	44	3.0
Non-compete agreements	39	5.2
Tradenames	10	1.5

Total amortizable intangible assets	$1,174	10.4

Accounts receivable is comprised primarily of customer trade receivables. As such, the fair value of accounts receivable approximates its carrying value of $410 million. The gross amount due is $423 million, of which $13 million is expected to be uncollectible.

In conjunction with the acquisition, Dell incurred $93 million in cash compensation payments made to former Perot Systems employees who accepted positions with Dell related to the acceleration of Perot Systems unvested stock options and other cash compensation payments. These cash compensation payments were expensed as incurred and are recorded in selling, general, and administrative expenses in the Consolidated Statements of Income for Fiscal 2010. Dell incurred $116 million in acquisition-related costs for Perot Systems during Fiscal 2010, including the payments above, and an additional $23 million in other acquisition-related costs such as bankers’ fees, consulting fees, other employee-related charges, and integration costs.

There were no contingent considerations related to the acquisition.

The amounts of revenue and earnings from Perot Systems included in the Dell’s results since November 3, 2009, were $613 million and $31 million, respectively. These earnings exclude the effects of amortization of intangible assets and acquisition-related expenses.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides unaudited pro forma results of operations for the fiscal years ended January 29, 2010, and January 30, 2009, as if Perot Systems had been acquired at the beginning of each fiscal year. Due to the different fiscal period ends, the pro forma results for the years ended January 29, 2010, and January 30, 2009, are combined with the results of Perot Systems for the twelve months ended January 29, 2010, and December 31, 2008, respectively. The pro forma results are adjusted for intercompany charges, but do not include any anticipated cost synergies or other effects of the planned integration of Perot Systems. Accordingly, such pro forma results are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

	January 29,	January 30,
	2010	2009
	(in millions, unaudited)
Pro forma net sales	$54,739	$63,835
Pro forma net income	$1,422	$2,398
Pro forma earnings per common share — diluted	$0.72	$1.21

Fiscal 2009 Acquisitions

Dell completed three acquisitions, of The Networked Storage Company, MessageOne, Inc. (“MessageOne”), and Allin Corporation (“Allin”), during Fiscal 2009 for approximately $197 million in cash. Dell recorded approximately $136 million of goodwill and approximately $64 million of purchased intangible assets related to these acquisitions. Dell also expensed approximately $2 million of in-process research and development (“IPR&D”) related to these acquisitions in Fiscal 2009. The largest of these transactions was the purchase of MessageOne for approximately $164 million in cash plus an additional $10 million to be used for management retention. MessageOne, Allin, and The Networked Storage Company have been integrated into Dell’s Commercial segments.

The acquisition of MessageOne was identified and acknowledged by Dell’s Board of Directors as a related party transaction because Michael Dell and his family held indirect ownership interests in MessageOne. Consequently, Dell’s Board of Directors directed management to implement a series of measures designed to ensure that the transaction was considered, analyzed, negotiated, and approved objectively and independent of any control or influence from the related parties.

Dell has not presented pro forma results of operations for the Fiscal 2009 acquisitions because these acquisitions are not material to Dell’s consolidated results of operations, financial position, or cash flows on either an individual or an aggregate basis.

Fiscal 2008 Acquisitions

During Fiscal 2008, Dell acquired EqualLogic Inc, ASAP Software Express, Inc, and three other smaller companies. The total purchase price for all these acquisitions was $2.3 billion, of which $1.5 billion was recorded as goodwill.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill allocated to Dell’s business segments as of January 29, 2010, and January 30, 2009, and changes in the carrying amount of goodwill for the respective periods, were as follows:

					January 29,	January 30,
	Fiscal Year Ended				2010	2009
			Small and
	Large		Medium
	Enterprise	Public	Business	Consumer	Total	Total
	(in millions)
Balance at beginning of period	$677	$411	$354	$295	$1,737	$1,648
Goodwill acquired during the period	679	1,613	35	-	2,327	136
Adjustments	5	2	-	3	10	(47)

Balance at end of period	$1,361	$2,026	$389	$298	$4,074	$1,737

Goodwill is tested annually during the second fiscal quarter and whenever events or circumstances indicate an impairment may have occurred. If the carrying amount of goodwill exceeds its fair value, estimated based on discounted cash flow analyses, an impairment charge would be recorded. Based on the results of the annual impairment tests, no impairment of goodwill existed at July 31, 2009, and for the fiscal year ended January 29, 2010. Further, no triggering events have transpired since July 31, 2009, that would indicate a potential impairment of goodwill as of January 29, 2010. Dell does not have any accumulated goodwill impairment charges as of January 29, 2010. The goodwill adjustments are primarily the result of contingent purchase price considerations related to prior period acquisitions and the effects of foreign currency fluctuations.

Intangible Assets

Dell’s intangible assets associated with completed acquisitions at January 29, 2010 and January 30, 2009, are as follows:

	January 29, 2010			January 30, 2009
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(in millions)
Customer relationships	$1,324	$(117)	$1,207	$243	$(38)	$205
Technology	568	(196)	372	524	(82)	442
Non-compete agreements	64	(8)	56	26	(6)	20
Tradenames	51	(17)	34	41	(9)	32

Amortizable intangible assets	2,007	(338)	1,669	834	(135)	699
Indefinite lived intangible assets	25	-	25	25	-	25

Total intangible assets	$2,032	$(338)	$1,694	$859	$(135)	$724

During Fiscal 2010 and Fiscal 2009, Dell recorded additions to intangible assets of $1.2 billion and $64 million, respectively. The $1.2 billion in additions to intangible assets in Fiscal 2010 all relates to the acquisition of Perot Systems. See Note 5 of Notes to Consolidated Financial Statements for additional information on the acquisition of Perot Systems. Amortization expense related to finite-lived intangible assets was approximately $205 million and $103 million in Fiscal 2010 and in Fiscal 2009, respectively. During the fiscal years ended January 29, 2010, and January 30, 2009, Dell did not record any impairment charges as a result of its analysis of its intangible assets.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated future annual pre-tax amortization expense of finite-lived intangible assets as of January 29, 2010, over the next five fiscal years and thereafter is as follows:

Fiscal Years	(in millions)
2011	$337
2012	287
2013	246
2014	208
2015	135
Thereafter	456

Total	$1,669

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — WARRANTY AND DEFERRED EXTENDED WARRANTY REVENUE

Dell records liabilities for its standard limited warranties at the time of sale for the estimated costs that may be incurred. The liability for standard warranties is included in accrued and other current and other non-current liabilities on Dell’s Consolidated Statements of Financial Position. Revenue from the sale of extended warranties is recognized over the term of the contract or when the service is completed, and the costs associated with these contracts are recognized as incurred. Deferred extended warranty revenue is included in deferred services revenue on Dell’s Consolidated Statements of Financial Position. Changes in Dell’s liabilities for standard limited warranties and deferred services revenue related to extended warranties are presented in the following tables:

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2010	2009	2008
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$1,035	$929	$958
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(a)(b)	987	1,180	1,176
Service obligations honored	(1,110)	(1,074)	(1,205)

Warranty liability at end of period	$912	$1,035	$929

Current portion	$593	$721	$690
Non-current portion	319	314	239

Warranty liability at end of period	$912	$1,035	$929

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2010	2009	2008
	(in millions)
Deferred extended warranty revenue:
Deferred extended warranty revenue at beginning of period	$5,587	$5,233	$4,194
Revenue deferred for new extended warranties(b)	3,481	3,470	3,806
Revenue recognized	(3,158)	(3,116)	(2,767)

Deferred extended warranty revenue at end of period	$5,910	$5,587	$5,233

Current portion	$2,906	$2,601	$2,459
Non-current portion	3,004	2,986	2,774

Deferred extended warranty revenue at end of period	$5,910	$5,587	$5,233

(a)	Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new standard warranty contracts. Dell’s warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

(b)	Includes the impact of foreign currency exchange rate fluctuations.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — SEVERANCE AND FACILITY ACTIONS

During Fiscal 2010 and Fiscal 2009, Dell completed a series of individual cost reduction and facility exit activities designed to enhance operating efficiency and to reduce costs. Through these actions, Dell has reduced its headcount and has consolidated, closed and executed sales agreements related to selected facilities. These have included manufacturing, logistics, and call center operations in locations such as Winston-Salem, North Carolina, Limerick, Ireland, and Lodz, Poland. As of January 29, 2010, and January 30, 2009, the accrual related to these various cost reductions and efficiency actions was $105 and $98 million, respectively, and is included in accrued and other liabilities in the Consolidated Statements of Financial Position.

The following table sets forth the activity related to Dell’s severance and facility actions liability:

	Severance	Facility
	Costs	Actions	Total
	(in millions)
Balance as of February 1, 2008	$23	$12	$35
Severance and facility charges to provision	235	2	237
Cash paid	(159)	(3)	(162)
Other adjustments(a)	(11)	(1)	(12)

Balance as of January 30, 2009	88	10	98
Severance and facility charges to provision	281	55	336
Cash paid	(296)	(37)	(333)
Other adjustments(a)	5	(1)	4

Balance as of January 29, 2010	$78	$27	$105

(a)	Other adjustments relate primarily to foreign currency translation adjustments.

Severance and facility action charges of $481 million and $282 million for Fiscal 2010 and 2009, respectively, are composed of the following:

	Fiscal Year Ended
	January 29,	January 30,
	2010	2009
	(in millions)
Severance and facility actions	$336	$237
Accelerated depreciation and other facility charges	145	45

Total severance and facility action costs	$481	$282

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Severance and facility action charges are included in cost of net revenue, selling, general and administrative expenses, and research, development, and engineering in the consolidated statement of income as follows:

	Fiscal Year Ended
	January 29,	January 30,
	2010	2009
	(in millions)
Severance and facility action costs:
Cost of revenue	$237	$146
Selling, general, and administrative	237	136
Research, development, and engineering	7	-

Total	$481	$282

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Lease Commitments — Dell leases property and equipment, manufacturing facilities, and office space under non-cancelable leases. Certain of these leases obligate Dell to pay taxes, maintenance, and repair costs. At January 29, 2010, future minimum lease payments under these non-cancelable leases are as follows: $112 million in Fiscal 2011; $95 million in Fiscal 2012; $60 million in Fiscal 2013; $46 million in Fiscal 2014; $37 million in Fiscal 2015; and $90 million thereafter.

Rent expense under all leases totaled $93 million, $116 million, and $118 million for Fiscal 2010, 2009, and 2008, respectively.

Purchase Obligations — Dell has contractual obligations to purchase goods or services, which specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As at January 29, 2010, Dell has $313 million, $46 million, and $24 million in purchase obligations for Fiscal 2011, 2012, and 2013, respectively.

Restricted Cash — Pursuant to an agreement between DFS and CIT, Dell is required to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to Dell’s private label credit card, and deferred servicing revenue. Restricted cash in the amount of $147 million and $213 million is included in other current assets on Dell’s Consolidated Statements of Financial Position at January 29, 2010, and January 30, 2009, respectively.

Legal Matters — Dell is involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time to time in the ordinary course of its business, including matters involving consumer, antitrust, tax, intellectual property, and other issues on a global basis. While Dell does not expect that the ultimate outcomes in these proceedings, individually or collectively, will have a material adverse effect on its business, financial position, results of operations, or cash flows, the results and timing of the ultimate resolutions of these various proceedings are inherently unpredictable. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material effect on Dell’s business, financial condition, results of operations, or cash flows, will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. Dell accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. Dell reviews these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and Dell’s views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in Dell’s accrued liabilities would be recorded in the period in which such determination is made.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a discussion of Dell’s significant on-going legal matters and other proceedings:

Investigations and Related Litigation — In August 2005, the SEC initiated an inquiry into certain of Dell’s accounting and financial reporting matters and requested that Dell provide certain documents. The SEC expanded that inquiry in June 2006 and entered a formal order of investigation in October 2006. In August 2006, because of potential issues identified in the course of responding to the SEC’s requests for information, Dell’s Audit Committee, on the recommendation of management and in consultation with PricewaterhouseCoopers LLP, Dell’s independent registered public accounting firm, initiated an independent investigation, which was completed in the third quarter of Fiscal 2008. Although the Audit Committee investigation has been completed, the SEC investigation is ongoing. Dell continues to cooperate with the SEC investigation. Dell and the SEC staff have had preliminary discussions about a potential settlement of the matter. Thus far, an agreement has not been reached. Dell believes that any resolution would likely include monetary penalties, which cannot be quantified at this time, and other relief within the SEC’s authority. Discussions with the SEC staff are ongoing, and no assurance can be given as to the ultimate outcome of this matter, including the terms and conditions of any settlement.

Dell and several of its current and former directors and officers were named as parties to the following outstanding securities and shareholder derivative lawsuits all arising out of the same events and facts.

—	Four putative securities class actions filed between September 13, 2006, and January 31, 2007, in the Western District of Texas, Austin Division, against Dell and certain of its current and former officers were consolidated as In re Dell Securities Litigation, and a lead plaintiff was appointed by the court. The lead plaintiff asserted claims under sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934 based on alleged false and misleading disclosures or omissions regarding Dell’s financial statements, governmental investigations, internal controls, known battery problems and business model, and based on insiders’ sales of Dell securities. This action also included Dell’s independent registered public accounting firm, PricewaterhouseCoopers LLP, as a defendant. On October 6, 2008, the court dismissed all of the plaintiff’s claims with prejudice and without leave to amend. On November 3, 2008, the plaintiff appealed the dismissal of Dell and the officer defendants to the Fifth Circuit Court of Appeals. The appeal was fully briefed, and oral argument on the appeal was heard by the Fifth Circuit Court of Appeals on September 1, 2009. On November 20, 2009, the parties to the appeal entered into a written settlement agreement whereby Dell would pay $40 million to the proposed class and the plaintiff would dismiss the pending litigation. The settlement was preliminarily approved by the district court on December 21, 2009. The settlement is subject to certain conditions, including opt-outs from the proposed class not exceeding a specified percentage and final approval by the district court. Until these conditions to the settlement have been satisfied, there can be no assurance that the settlement will become final. If the settlement does not become final, Dell will continue its defense of the appeal before the Fifth Circuit. Therefore, as of January 29, 2010, Dell has not accrued a liability for these class actions.

—	In addition, seven shareholder derivative lawsuits filed between September 29, 2006, and January 22, 2007, in three separate jurisdictions were consolidated as In re Dell Derivative Litigation into three actions. One of those consolidated actions was pending in the Western District of Texas, Austin Division, but was dismissed without prejudice by an order filed October 9, 2007. The second consolidated shareholder derivative action was pending in Delaware Chancery Court. On October 16, 2008, the Delaware court granted the parties’ stipulation to dismiss all of the plaintiffs’ claims in the Delaware lawsuit without prejudice. The third consolidated shareholder derivative action was pending in state district court in Williamson County, Texas. These shareholder derivative lawsuits named various current and former officers and directors as defendants and Dell as a nominal defendant and asserted various claims derivatively on behalf of Dell under state law, including breaches of fiduciary duties. On September 11, 2009, Dell entered into an agreement to settle the derivative suit pending in

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

state district court in Williamson County, Texas, and the previously reported shareholder demand letter dated November 12, 2008, asserting allegations similar to those made in these lawsuits. The settlement received final approval by the court on December 15, 2009. The settlement required Dell to initiate and maintain certain corporate governance changes and provided for the payment of approximately $1.75 million in fees to the plaintiffs’ counsel.

Copyright Levies — Rights holders associations in Europe seek to impose levies on information technology equipment such as personal computers and multifunction devices that facilitate making private copies of copyrighted materials. The total levies due, if imposed, would be based on the number of products sold and the per-product amounts of the levies, which vary by product and country. Dell, along with other companies and various industry associations, is opposing unreasonable levies and advocating compensation to rights holders through digital rights management systems.

On December 29, 2005, Zentralstelle Für private Überspielungrechte (“ZPÜ”), a joint association of various German collection societies, instituted arbitration proceedings against Dell’s German subsidiary before the Arbitration Body in Munich. ZPÜ claims an audio-video levy of €18.42 per PC that Dell sold in Germany from January 1, 2002, through December 31, 2005. On July 31, 2007, the Arbitration Body recommended a levy of €15 on each PC sold during that period for audio and visual copying capabilities. Dell and ZPÜ rejected the recommendation, and on February 21, 2008, ZPÜ filed a lawsuit in the German Regional Court in Munich with respect to levies to be paid through the end of calendar year 2007. On December 23, 2009, ZPÜ and the German industry association, BCH, reached a settlement regarding audio-video copyright levy litigation providing for payment of levies in the amount of €3.15 for calendar years 2002 and 2003, and €6.30 for calendar years 2004 through 2007, and €12.15 (for units excluding a burner) and €13.65 (units including a burner) for calendar years 2008 through 2010. Dell joined this settlement on February 23, 2010. Dell believes that it has accrued amounts sufficient to cover payment of levies following accession to this settlement. However, the amount of levies payable after calendar 2010, as well as Dell’s ability to recover such amounts through increased prices, remains uncertain.

Other Litigation — The various legal proceedings in which Dell is involved include commercial litigation and a variety of patent suits. In some of these cases, Dell is the sole defendant but more often Dell is one of a number of defendants in the electronics and technology industries.

Certain Concentrations — The counterparties to the financial instruments consist of a number of major financial institutions rated AA and A. In addition to limiting the amount of agreements and contracts it enters into with any one party, Dell monitors its positions with, and the credit quality of the counterparties to, these financial instruments. Dell does not anticipate nonperformance by any of the counterparties.

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

As of January 29, 2010, Dell does not have significant concentrations of cash and cash equivalent deposits with its financial institutions.

Dell markets and sells its products and services to large corporate clients, governments, healthcare and education accounts, as well as small and medium-sized businesses and individuals. No single customer accounted for more than 10% of Dell’s consolidated net revenue during Fiscal 2010, 2009, and 2008.

Dell purchases a number of components from single or limited sources. In some cases, alternative sources of supply are not available. In other cases, Dell may establish a working relationship with a single source or a limited number of sources if Dell believes it is advantageous to do so based on performance, quality, support, delivery, capacity, or price considerations.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — INCOME AND OTHER TAXES

Income before income taxes included approximately $1.8 billion, $2.7 billion, and $3.3 billion related to foreign operations in Fiscal 2010, 2009, and 2008, respectively.

The provision for income taxes consisted of the following:

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2010	2009	2008
	(in millions)
Current:
Domestic	$527	$465	$901
Foreign	116	295	287

Current	643	760	1,188

Deferred:
Domestic	(12)	15	(230)
Foreign	(40)	71	(78)

Deferred	(52)	86	(308)

Provision for income taxes	$591	$846	$880

Deferred tax assets and liabilities for the estimated tax impact of temporary differences between the tax and book basis of assets and liabilities are recognized based on the enacted statutory tax rates for the year in which Dell expects the differences to reverse. A valuation allowance is established against a deferred tax asset when it is more likely than not that the asset or any portion thereof will not be realized. Based upon all the available evidence including expectation of future taxable income, Dell has provided a valuation allowance of $41 million and $31 million for Fiscal 2010 and 2009, respectively, related to state income credit carryforwards, and $22 million related to net operating losses for Fiscal 2010. Dell has determined that it will be able to realize the remainder of its deferred tax assets.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of Dell’s net deferred tax asset are as follows:

	January 29,	January 30,
	2010	2009
	(in millions)
Deferred tax assets:
Deferred revenue	$610	$633
Inventory and warranty provisions	13	36
Provisions for product returns and doubtful accounts	60	53
Leasing and financing	191	242
Credit carryforwards	51	47
Loss carryforwards	173	88
Stock-based and deferred compensation	225	233
Operating accruals	25	33
Compensation related accruals	25	48
Other	56	85

Deferred tax assets	1,429	1,498
Valuation allowance	(63)	(31)

Deferred tax assets, net of valuation allowance	1,366	1,467

Deferred tax liabilities:
Property and equipment	(142)	(160)
Acquired intangibles	(478)	(167)
Unrealized gains	-	(14)
Other	(65)	(59)

Deferred tax liabilities	(685)	(400)

Net deferred tax asset	$681	$1,067

Current portion (included in other current assets)	$444	$499
Non-current portion (included in other non-current assets)	237	568

Net deferred tax asset	$681	$1,067

During Fiscal 2010, Dell recorded $26 million of deferred tax assets related to acquired net operating loss and credit carryforwards, net of valuation allowances of $17 million. The offset for recording the acquired net operating loss and credit carryforwards was $9 million to goodwill. During Fiscal 2009, Dell recorded $76 million of deferred tax assets related to net operating loss and credit carryforwards acquired during the year. The offset for recording the acquired net operating loss and credit carryforwards was $56 million to goodwill and $20 million to additional paid in capital. Utilization of the acquired carryforwards is subject to limitations due to ownership changes that may delay the utilization of a portion of the acquired carryforwards. No additional valuation allowances have been placed on the acquired net operating loss and credit carryforwards. The carryforwards for significant taxing jurisdictions expire beginning in Fiscal 2017.

Deferred taxes have not been recorded on the excess book basis in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future and are expected to be permanent in duration. These basis differences in the amount of approximately $11.3 billion arose primarily from the undistributed book earnings of substantially all of the subsidiaries in which Dell intends to reinvest indefinitely. The basis

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

differences could reverse through a sale of the subsidiaries or the receipt of dividends from the subsidiaries, as well as various other events. Net of available foreign tax credits, residual income tax of approximately $3.7 billion would be due upon reversal of this excess book basis as of January 29, 2010.

A portion of Dell’s operations is subject to a reduced tax rate or is free of tax under various tax holidays that expire in whole or in part during Fiscal 2011 through 2019. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $149 million ($0.08 per share) in Fiscal 2010, $338 million ($0.17 per share) in Fiscal 2009, and $502 million ($0.23 per share) in Fiscal 2008.

The effective tax rate differed from the statutory U.S. federal income tax rate as follows:

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2010	2009	2008
U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign income taxed at different rates	(7.5)	(9.8)	(12.5)
In-process research and development	-	-	0.8
Other	1.7	0.2	(0.3)

Total	29.2%	25.4%	23.0%

At the beginning of Fiscal 2008, Dell adopted the accounting guidance for uncertain tax positions, which requires that a tax benefit from an uncertain tax position not be recognized in the financial statements unless it is more likely than not that the position will be sustained upon examination. The cumulative effect of adoption of this standard was a $62 million increase in tax liabilities and a corresponding decrease in stockholders’ equity.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Total
(in millions)
Balance at February 3, 2007 (adoption)	$1,096
Increases related to tax positions of the current year	390
Increases related to tax positions of prior years	34
Reductions for tax positions of prior years	(13)
Lapse of statute of limitations	(6)
Settlements	(18)

Balance at February 1, 2008	1,483
Increases related to tax positions of the current year	298
Increases related to tax positions of prior years	19
Reductions for tax positions of prior years	(217)
Lapse of statute of limitations	(7)
Settlements	(38)

Balance at January 30, 2009	1,538
Increases related to tax positions of the current year	298
Increases related to tax positions of prior years	32
Reductions for tax positions of prior years	(69)
Lapse of statute of limitations	(3)
Settlements	(3)

Balance at January 29, 2010	$1,793

Fiscal 2009 reductions for tax positions of prior years in the table above include $163 million of items that did not impact Dell’s effective tax rate for Fiscal 2009. These items include foreign currency translation, withdrawal of positions expected to be taken for prior year tax filings, and a reduction that is included in the deferred tax asset valuation allowance at January 30, 2009. There were no significant items of a similar nature in Fiscal 2010.

Associated with the unrecognized tax benefits of $1.8 billion, $1.5 billion, and $1.5 billion at January 29, 2010, January 30, 2009, and February 1, 2008, respectively, are interest and penalties as well as $209 million, $166 million and $171 million of offsetting tax benefits associated with estimated transfer pricing, the benefit of interest deductions, and state income tax benefits. The net amount of $2.1 billion, if recognized, would favorably affect Dell’s effective tax rate.

Interest and penalties related to income tax liabilities are included in income tax expense. The balance of gross accrued interest and penalties recorded in the Consolidated Statements of Financial Position at January 29, 2010, January 30, 2009, and February 1, 2008 was $507 million, $400 million, and $288 million, respectively. During Fiscal 2010, 2009, and 2008, $107 million, $112 million, and $88 million, respectively, related to interest and penalties were included in income tax expense.

Dell is currently under income tax audits in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which Dell is subject include fiscal years 1997 through 2010. As a result of these audits, Dell maintains ongoing discussions and negotiations relating to tax matters with the taxing authorities in these various jurisdictions. Dell’s U.S. federal income tax returns for fiscal years 2007 through 2009 are currently under examination by the Internal Revenue Service (“IRS”). In April 2009, the IRS issued a Revenue Agent’s Report (“RAR”) for fiscal years 2004 through 2006 proposing certain assessments primarily related to transfer pricing matters. Dell disagrees with certain of the proposed assessments, primarily related to transfer

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pricing matters, contained in the RAR and has contested them through the IRS administrative appeals procedures. The first meeting between Dell and the IRS Appeals Division is scheduled for early 2010. Dell anticipates the appeals process will involve multiple meetings and could take several years to complete. Dell believes that adequate reserves have been provided related to all matters contained in tax periods open to examination. However, should Dell experience an unfavorable outcome in this matter, such outcome could have a material impact on its results of operations, financial position, and cash flows. Although the timing of income tax audit resolutions and negotiations with taxing authorities are highly uncertain, Dell does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

Dell takes certain non-income tax positions in the jurisdictions in which it operates and has received certain non-income tax assessments from various jurisdictions. Dell believes its positions in these non-income tax litigation matters are supportable, that a liability is not probable, and that it will ultimately prevail. In the normal course of business, Dell’s positions and conclusions related to its non-income taxes could be challenged and assessments may be made. To the extent new information is obtained and Dell’s views on its positions, probable outcomes of assessments, or litigation change, changes in estimates to Dell’s accrued liabilities would be recorded in the period in which such determination is made.

NOTE 11 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for each of the past three fiscal years:

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2010	2009	2008
	(in millions, except per share amounts)
Numerator:
Net income	$1,433	$2,478	$2,947

Denominator:
Weighted-average shares outstanding:
Basic	1,954	1,980	2,223
Effect of dilutive options, restricted stock units, restricted stock, and other	8	6	24

Diluted	1,962	1,986	2,247

Earnings per common share:
Basic	$0.73	$1.25	$1.33
Diluted(a)	$0.73	$1.25	$1.31

(a)	220 million, 252 million, and 230 million shares in stock based incentive awards have been excluded from the calculation of diluted earnings per share for Fiscal 2010, 2009 and 2008, respectively, as these awards are antidilutive.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — CAPITALIZATION

Preferred Stock

Authorized Shares — Dell has the authority to issue five million shares of preferred stock, par value $.01 per share. At January 29, 2010, and January 30, 2009, no shares of preferred stock were issued or outstanding.

Common Stock

Authorized Shares — At January 29, 2010, Dell is authorized to issue seven billion shares of common stock, par value $.01 per share.

Share Repurchase Program — Dell has a share repurchase program that authorizes it to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under Dell’s equity compensation plans. However, Dell does not currently have a policy that requires the repurchase of common stock in conjunction with stock-based payment arrangements. During Fiscal 2010, the amount of shares repurchased was immaterial. At January 29, 2010, Dell’s remaining authorized amount for share repurchases was $4.5 billion.

NOTE 13 — STOCK-BASED COMPENSATION AND BENEFIT PLANS

Stock-based Compensation

Description of the Plans

Employee Stock Plans — Dell is currently issuing stock grants under the Dell Amended and Restated 2002 Long-Term Incentive Plan (the “2002 Incentive Plan”), which was approved by shareholders on December 4, 2007. There are previous plans that have been terminated, except for options previously granted under those plans, that remain outstanding. The 2002 Incentive Plan and the previous plans are all collectively referred to as the “Stock Plans.”

The 2002 Incentive Plan provides for the granting of stock-based incentive awards to Dell’s employees and non-employee directors. Awards may be incentive stock options within the meaning of Section 422 of the Internal Revenue Code, nonqualified stock options, restricted stock, or restricted stock units. There were approximately 320 million, 313 million, and 292 million shares of Dell’s common stock available for future grants under the Stock Plans at January 29, 2010, January 30, 2009, and February 1, 2008, respectively. To satisfy stock option exercises, Dell has a policy of issuing new shares as opposed to repurchasing shares on the open market.

Stock Option Agreements — The right to purchase shares pursuant to existing stock option agreements typically vests pro-rata at each option anniversary date over a three- to five-year period. The options, which are granted with option exercise prices equal to the fair market value of Dell’s common stock on the date of grant, generally expire within ten to twelve years from the date of grant. Compensation expense for stock options is recognized on a straight-line basis over the vesting term.

Restricted Stock Awards — Awards of restricted stock may be either grants of restricted stock, restricted stock units, or performance-based stock units that are issued at no cost to the recipient. For restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted stock grants typically vest over a three- to seven-year period beginning on the date of the grant. For restricted stock units, legal ownership of the shares is not transferred to the employee until the unit vests, which is generally over a three- to five-year period. Dell also grants performance-based restricted stock units as a long-term incentive in which an award recipient receives shares contingent upon Dell achieving performance objectives and the employee’s continuing employment through the vesting period, which is generally over a three- to five-year period. Compensation expense recorded in connection with these performance-based restricted stock units is based on Dell’s best estimate of the number of shares that will eventually be issued upon achievement of the specified performance criteria and when it becomes probable that certain performance goals will be achieved. The cost of these awards is determined using the fair market value of Dell’s common stock on the date of the grant.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Cash Payment for Expired Stock Options — Dell decided to pay cash to current and former employees who held “in-the-money” stock options (options that have an exercise price less than the current market stock price) that expired during the period of unexercisability. During Fiscal 2008, Dell made payments of approximately $107 million, which were expensed, relating to in-the-money stock options that expired in the second and third quarters of Fiscal 2008.

General Information

Stock Option Activity — The following table summarizes stock option activity for the Stock Plans during Fiscal 2010:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in millions)	(per share)	(in years)	(in millions)
Options outstanding — January 30, 2009	230	$31.85
Granted	11	9.83
Exercised	(0)	12.05
Forfeited	(0)	14.73
Cancelled/expired	(36)	35.59

Options outstanding — January 29, 2010	205	$30.00

Vested and expected to vest (net of estimated forfeitures) — January 29, 2010(a)	204	$30.15	3.5	$35
Exercisable — January 29, 2010(a)	194	$31.16	3.1	$1

(a)	For options vested and expected to vest and options exercisable, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Dell’s closing stock price on January 29, 2010, and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on January 29, 2010. The intrinsic value changes based on changes in the fair market value of Dell’s common stock.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Activity — The following table summarizes stock option activity for the Stock Plans during Fiscal 2009:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in millions)	(per share)	(in years)	(in millions)
Options outstanding — February 1, 2008	264	$32.30
Granted	13	19.71
Exercised	(4)	19.08
Forfeited	(4)	23.97
Cancelled/expired	(39)	33.14

Options outstanding — January 30, 2009	230	$31.85

Vested and expected to vest (net of estimated forfeitures) — January 30, 2009(a)(b)	230	$31.86	3.9	$-
Exercisable — January 30, 2009(a)(b)	230	$31.86	3.9	$-

(a)	For options vested and expected to vest and options exercisable, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Dell’s closing stock price on January 30, 2009, and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on January 30, 2009. The intrinsic value changes based on changes in the fair market value of Dell’s common stock.

(b)	No options were in-the-money at January 30, 2009.

The following table summarizes stock option activity for the Stock Plans during Fiscal 2008:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in millions)	(per share)	(in years)	(in millions)
Options outstanding — February 2, 2007	314	$32.16
Granted	12	24.45
Exercised	(7)	18.99
Forfeited	(5)	26.80
Cancelled/expired	(50)	32.01

Options outstanding — February 1, 2008	264	$32.30

Vested and expected to vest (net of estimated forfeitures) — February 1, 2008(a)	259	$32.43	4.5	$13
Exercisable — February 1, 2008(a)	242	$32.89	4.2	$12

(a)	For options vested and expected to vest and options exercisable, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Dell’s closing stock price on February 1, 2008, and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on February 1, 2008. The intrinsic value changes based on changes in the fair market value of Dell’s common stock.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other information pertaining to stock options for the Stock Plans is as follows:

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2010	2009	2008
	(in millions, except per option data)
Weighted-average grant date fair value of stock options granted per option	$3.71	$5.87	$6.29
Total fair value of options vested(a)	$-	$187	$208
Total intrinsic value of options exercised(b)	$-	$15	$64

(a)	Includes the $104 million charge for the Fiscal 2009 acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $10.14 per share previously awarded under equity compensation plans.

(b)	The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the fiscal year.

At January 29, 2010, January 30, 2009, and February 1, 2008, there was $28 million, $1 million, and $93 million of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 2.2 years 2.3 years, and 2.0 years, respectively.

Non-vested Restricted Stock Activity — Non-vested restricted stock awards and activities were as follows:

	Fiscal 2010		Fiscal 2009		Fiscal 2008
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Grant Date	of	Grant Date	of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(in millions)	(per share)	(in millions)	(per share)	(in millions)	(per share)
Non-vested restricted stock:
Beginning balance	36	$22.45	36	$24.90	17	$28.76
Granted	22	11.39	18	19.11	26	22.85
Vested(a)	(13)	22.78	(10)	24.64	(3)	28.79
Forfeited	(5)	18.23	(8)	23.15	(4)	24.71

Non-vested restricted stock ending balance	40	$16.84	36	$22.45	36	$24.90

(a)	Upon vesting, restricted stock units are generally sold to cover the required withholding taxes. However, select participants may choose the net shares settlement method to cover withholding tax requirements. Total shares withheld were approximately 157,000, 48,000, and 71,000 for Fiscal 2010, 2009, and 2008, respectively. Total payments for the employee’s tax obligations to the taxing authorities were $2 million, $1 million, and $2 million in Fiscal 2010, 2009, and 2008, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other information pertaining to restricted stock that vested during each fiscal year is as follows:

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2010	2009	2008
	(in millions, except per option data)
Total estimated grant date fair value of restricted stock awards vested	$297	$252	$103
Total estimated vest date fair value of restricted stock awards vested	$134	$197	$87

At January 29, 2010, January 30, 2009, and February 1, 2008, there was $393 million, $507 million, and $600 million, respectively, of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards. These awards are expected to be recognized over a weighted-average period of approximately 1.8, 2.0, and 1.9 years, respectively.

Stock-based Compensation Expense

Stock-based compensation expense was allocated as follows:

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2010	2009	2008
	(in millions)
Stock-based compensation expense:
Cost of net revenue	$47	$62	$62
Operating expenses	265	356	374

Stock-based compensation expense before taxes	312	418	436
Income tax benefit	(91)	(131)	(127)

Stock-based compensation expense, net of income taxes	$221	$287	$309

Stock-based compensation in the table above includes $104 million of expense for accelerated options and a reduction of $1 million for the release of the accrual for expired stock options in Fiscal 2009 and $107 million of cash expense in Fiscal 2008 for expired stock options, as previously discussed.

Valuation Information

Dell uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant-date. The estimated fair values incorporate various assumptions, including volatility, expected term, and risk-free interest rates. Expected volatility is based on a blend of implied and historical volatility of Dell’s common stock over the most recent period commensurate with the estimated expected term of Dell’s stock options. Dell uses this blend of implied and historical volatility, as well as other economic data, because management believes such volatility is more representative of prospective trends. The expected term of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. The dividend yield of zero is based on the fact that Dell has never paid cash dividends and has no present intention to pay cash dividends.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average fair value of stock options was determined based on the Black-Scholes option pricing model weighted for all grants utilizing the assumptions in the following table:

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2010	2009	2008
Expected term	4.5 years	3.6 years	3.5 years
Risk-free interest rate (U.S. Government Treasury Note)	1.8%	2.3%	4.4%
Volatility	44%	37%	27%
Dividends	0%	0%	0%

Employee Benefits

401(k) Plan — Dell has a defined contribution retirement plan (the “401(k) Plan”) that complies with Section 401(k) of the Internal Revenue Code. Substantially all employees in the U.S. are eligible to participate in the 401(k) Plan. Effective January 1, 2008, Dell matches 100% of each participant’s voluntary contributions, subject to a maximum contribution of 5% of the participant’s compensation, and participants vest immediately in all Dell contributions to the 401(k) Plan. Dell’s contributions during Fiscal 2010, 2009, and 2008 were $91 million, $93 million, and $76 million, respectively. Dell’s contributions are invested according to each participant’s elections in the investment options provided under the Plan. Investment options include Dell common stock, but neither participant nor Dell contributions are required to be invested in Dell common stock. During Fiscal 2010, Dell also contributed $4.2 million to Perot Systems’ 401(k) Plan after the acquisition of the company on November 3, 2009.

Deferred Compensation Plan — Dell has a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees and non-employee directors. The Deferred Compensation Plan permits the deferral of base salary and annual incentive bonus. The deferrals are held in a separate trust, which has been established by Dell to administer the Plan. The assets of the trust are subject to the claims of Dell’s creditors in the event that Dell becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (known as a “Rabbi Trust”). In accordance with the accounting provisions for deferred compensation arrangements where amounts earned are held in a Rabbi Trust and invested, the assets and liabilities of the Deferred Compensation Plan are presented in long-term investments and accrued and other liabilities in the Consolidated Statements of Financial Position, respectively. The assets held by the trust are classified as trading securities with changes recorded to interest and other, net. These assets are valued at $90 million and are disclosed in Note 3 of Notes to Consolidated Financial Statements. Changes in the deferred compensation liability are recorded to compensation expense.

NOTE 14 — SEGMENT INFORMATION

Dell’s four global business segments are Large Enterprise, Public, Small and Medium Business (“SMB”), and Consumer. Large Enterprise includes sales of IT infrastructure and service solutions to large global and national corporate customers. Public includes sales to educational institutions, governments, health care organizations, and law enforcement agencies, among others. SMB includes sales of complete IT solutions to small and medium-sized businesses. Consumer includes sales to individual consumers and retailers around the world. Reference to Commercial business refers to Large Enterprise, Public, and Small and Medium Business.

The business segments disclosed in the accompanying Consolidated Financial Statements are based on this organizational structure and information reviewed by Dell’s management to evaluate the business segment results. Dell’s measure of segment operating income for management reporting purposes excludes severance and facility closure expenses, broad based long-term incentives, acquisition-related charges, and amortization of intangibles.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents net revenue by Dell’s reportable global segments as well as a reconciliation of consolidated segment operating income to Dell’s consolidated operating income:

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2010	2009	2008
	(in millions)
Net revenue:
Large Enterprise	$14,285	$18,011	$18,833
Public	14,484	15,338	14,708
Small and Medium Business	12,079	14,892	15,807
Consumer	12,054	12,860	11,785

Total	$52,902	$61,101	$61,133

Consolidated operating income:
Large Enterprise	$819	$1,158	$1,331
Public	1,361	1,258	1,261
Small and Medium Business	1,040	1,273	1,338
Consumer	107	306	160

Consolidated segment operating income	3,327	3,995	4,090
Severance and facility actions	(481)	(282)	(120)
Broad based long-term incentives(a)	(353)	(418)	(436)
In-process research and development(b)	-	(2)	(83)
Amortization of intangible assets(b)	(205)	(103)	(11)
Acquisition-related costs(c)	(116)	-	-

Total	$2,172	$3,190	$3,440

(a)	Broad based long-term incentives includes stock-based compensation of $312 million, $418 million, and $436 million for Fiscal 2010, Fiscal 2009, and Fiscal 2008, respectively. Stock-based compensation expense includes $104 million of expense for accelerated options in Fiscal 2009 and $107 million of cash expense for expired stock options in Fiscal 2008. See Note 13 of Notes to Consolidated Financial Statements for additional information.

(b)	Prior to the fourth quarter of Fiscal 2008, amortization of intangibles and IPR&D expenses of $16 million were included in total consolidated segment operating income in Fiscal 2008.

(c)	Acquisition-related costs pertain to Dell’s acquisition of Perot Systems in the fourth quarter of Fiscal 2010.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents assets by Dell’s reportable global segments. Segment assets primarily consist of accounts receivable and inventories.

	January 29,	January 30,
	2010	2009
	(in millions)
Total assets:
Corporate	$26,240	$20,346
Large Enterprise	2,604	2,335
Public	2,464	1,997
Small and Medium Business	1,051	1,123
Consumer	1,293	699

Total	$33,652	$26,500

The following table presents depreciation expense by Dell’s reportable business segments:

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2010	2009	2008
	(in millions)
Depreciation expense:
Large Enterprise	$175	$180	$158
Public	177	174	164
Small and Medium Business	148	151	127
Consumer	147	161	147

Total	$647	$666	$596

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present net revenue and long-lived asset information allocated between the U.S. and foreign countries:

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2010	2009	2008
	(in millions)
Net revenue:
United States	$28,053	$31,569	$32,687
Foreign countries	24,849	29,532	28,446

Total	$52,902	$61,101	$61,133

	January 29,	January 30,
	2010	2009
	(in millions)
Long-lived assets:
United States	$1,536	$1,495
Foreign countries	645	782

Total	$2,181	$2,277

The allocation between domestic and foreign net revenue is based on the location of the customers. Net revenue and long-lived assets from any single foreign country did not comprise more than 10% of Dell’s consolidated net revenues or long-lived assets during Fiscal 2010, 2009, or 2008. No single customer accounted for more than 10% of Dell’s consolidated net revenue during Fiscal 2010, 2009, or 2008.

The following table presents net revenue by product and services categories:

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2010	2009	2008
	(in millions)
Net revenue:
Enterprise Solutions:
Servers and networking	$6,032	$6,512	$6,486
Storage	2,192	2,667	2,429
Services	5,622	5,351	4,980
Software and peripherals	9,499	10,603	9,927
Client:
Mobility	16,610	18,604	17,961
Desktop PCs	12,947	17,364	19,350

Net revenue	$52,902	$61,101	$61,133

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

Supplemental Consolidated Statements of Financial Position Information

	January 29,	January 30,
	2010	2009
	(in millions)
Accounts receivable, net:
Gross accounts receivable	$5,952	$4,843
Allowance for doubtful accounts	(115)	(112)

Total	$5,837	$4,731

Inventories, net:
Production materials	$487	$454
Work-in-process	168	150
Finished goods	396	263

Total	$1,051	$867

Prepaid expenses(a)	$539	$447

Deferred costs(a)	$523	$556

Property, plant, and equipment, net:
Computer equipment	$2,118	$1,967
Land and buildings	1,686	1,544
Machinery and other equipment	848	999

Total property, plant, and equipment	4,652	4,510
Accumulated depreciation and amortization	(2,471)	(2,233)

Total	$2,181	$2,277

(a)	Prepaid expenses and deferred costs are included in other current assets in the Consolidated Statements of Financial Position.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Consolidated Statements of Financial Position Information (cont.)

	January 29,	January 30,
	2010	2009
	(in millions)
Accrued and other current liabilities:
Warranty liability	$593	$721
Income taxes	(0)	6
Compensation	1,112	817
Other	2,179	2,192

Total	$3,884	$3,736

Other non-current liabilities:
Warranty liability	$319	$314
Income taxes	2,085	1,738
Other	201	420

Total	$2,605	$2,472

Supplemental Consolidated Statements of Income

The table below provides advertising costs for Fiscal 2010, 2009, and 2008. Advertising costs are included in selling, general, and administrative in the Consolidated Statements of Income.

	January 29,	January 30,	February 1,
	2010	2009	2008
	(in millions)
Advertising costs	$619	$811	$943

The table below provides a detailed presentation of interest and other, net for Fiscal 2010, Fiscal 2009, and Fiscal 2008:

	January 29,	January 30,	February 1,
	2010	2009	2008
	(in millions)
Interest and other, net:
Investment income, primarily interest	$57	$180	$496
Gains (losses) on investments, net	2	(10)	14
Interest expense	(160)	(93)	(45)
CIT minority interest	-	-	(29)
Foreign exchange	(59)	115	(30)
Other	12	(58)	(19)

Interest and other, net	$(148)	$134	$387

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 — UNAUDITED QUARTERLY RESULTS AND STOCK PRICES

The following tables present selected unaudited Consolidated Statements of Income and stock sales price data for each quarter of Fiscal 2010 and Fiscal 2009:

	Fiscal Year 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share data)

Net revenue	$12,342	$12,764	$12,896	$14,900
Gross margin	$2,168	$2,391	$2,233	$2,469
Net income	$290	$472	$337	$334

Earnings per common share:
Basic	$0.15	$0.24	$0.17	$0.17
Diluted	$0.15	$0.24	$0.17	$0.17

Weighted-average shares outstanding:
Basic	1,949	1,955	1,956	1,957
Diluted	1,952	1,960	1,966	1,971

Stock sales price per share:
High	$12.05	$14.24	$17.26	$16.10
Low	$7.84	$10.39	$13.07	$12.74

	Fiscal Year 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share data)

Net revenue	$16,077	$16,434	$15,162	$13,428
Gross margin	$2,965	$2,827	$2,853	$2,312
Net income	$784	$616	$727	$351

Earnings per common share:
Basic	$0.39	$0.31	$0.37	$0.18
Diluted	$0.38	$0.31	$0.37	$0.18

Weighted-average shares outstanding:
Basic	2,036	1,991	1,953	1,944
Diluted	2,040	1,999	1,957	1,948

Stock sales price per share:
High	$21.18	$25.26	$26.04	$13.32
Low	$18.13	$18.66	$10.59	$8.72

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

Exhibits 31.1 and 31.2 to this Report include the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 29, 2010. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of January 29, 2010.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2010 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of Perot Systems Corporation and its subsidiaries (collectively “Perot Systems”), which Dell acquired on November 3, 2009. At January 29, 2010, and for the period from November 3, 2009, through January 29, 2010, the total assets (excluding allocated intangibles and goodwill) and total net revenue subject to Perot Systems internal control over financial reporting represented 3% and 1%, respectively, of Dell’s consolidated total assets and consolidated net revenue, respectively, at January 29, 2010, and for the fiscal year then ended. As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of January 29, 2010. The effectiveness of our internal control over financial reporting as of January 29, 2010 has also been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

Dell’s management, with the participation of Dell’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Dell’s internal control over financial reporting occurred during the fourth quarter of Fiscal 2010. Based on their evaluation, management concluded that there has been no change in Dell’s internal control over financial reporting during the fourth quarter of Fiscal 2010 that has materially affected, or is reasonably likely to materially affect, Dell’s internal control over financial reporting.

Inherent Limitations in Internal Controls

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

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Part I — Item 1 — Executive Officers of Dell” for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2010 annual meeting of stockholders, referred to as the “2010 proxy statement,” which we will file with the SEC on or before 120 days after our 2010 fiscal year-end, and which will appear in the 2010 proxy statement under the captions “Proposal 1 — Election of Directors” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a code of ethics applicable to our principal executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. The code of ethics, which we refer to as our Code of Conduct, is available on our Internet website at www.dell.com. To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the code for the benefit of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

ITEM 11 — EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the 2010 proxy statement, including the information in the 2010 proxy statement appearing under the captions “Proposal 1 — Election of Directors — Director Compensation” and “Executive Compensation.”

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to the 2010 proxy statement, including the information in the 2010 proxy statement appearing under the captions “Stock Ownership” and “Executive Compensation — Equity Compensation Plans.”

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the 2010 proxy statement, including the information in the 2010 proxy statement appearing under the captions “Proposal 1 — Elections of Directors” and “Additional Information — Certain Relationships and Related Transactions.”

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the 2010 proxy statement, including the information in the 2010 proxy statement appearing under the captions “Proposal 2 — Ratification of Independent Auditor.”

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed as a part of this report under “Part II — Item 8 — Financial Statements and Supplementary Data:”

A list of the exhibits filed or furnished with this report (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit index on page 107 of this report.

Financial Statement Schedule

The following financial statement schedule is filed as a part of this report under Schedule II immediately preceding the signature page: Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended January 29, 2010, January 30, 2009, and February 1, 2008. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the consolidated financial statements, or notes thereto, included herein.

SCHEDULE II

DELL INC.

VALUATION AND QUALIFYING ACCOUNTS

		Balance at	Charged to		Balance
Fiscal		Beginning	Income	Charged to	at End of
Year	Description	of Period	Statement	Allowance	Period

Trade Receivables:
2010	Allowance for doubtful accounts	$112	$185	$182	$115
2009	Allowance for doubtful accounts	$103	$151	$142	$112
2008	Allowance for doubtful accounts	$126	$82	$105	$103

Customer Financing Receivables:(a)
2010	Allowance for doubtful accounts	$149	$244	$156	$237
2009	Allowance for doubtful accounts	$96	$159	$106	$149
2008	Allowance for doubtful accounts	$39	$105	$48	$96

Trade Receivables:
2010	Allowance for customer returns	$69	$541	$531	$79
2009	Allowance for customer returns	$91	$401	$423	$69
2008	Allowance for customer returns	$53	$475	$437	$91

(a)	Charge-offs to the allowance for doubtful accounts for customer financing receivables includes principal and interest.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL INC.

By:	/s/ MICHAEL S. DELL
Michael S. Dell
Chairman and Chief Executive Officer

Date: March 18, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL S. DELL Michael S. Dell	Chairman and Chief Executive Officer (principal executive officer)	March 18, 2010

/s/ JAMES W. BREYER James W. Breyer	Director	March 18, 2010

/s/ DONALD J. CARTY Donald J. Carty	Director	March 18, 2010

/s/ WILLIAM H. GRAY, III William H. Gray, III	Director	March 18, 2010

/s/ JUDY C. LEWENT Judy C. Lewent	Director	March 18, 2010

/s/ THOMAS W. LUCE, III Thomas W. Luce III	Director	March 18, 2010

/s/ KLAUS S. LUFT Klaus S. Luft	Director	March 18, 2010

/s/ ALEX J. MANDL Alex J. Mandl	Director	March 18, 2010

/s/ SHANTANU NARAYEN Shantanu Narayen	Director	March 18, 2010

/s/ SAMUEL A. NUNN, JR. Samuel A. Nunn, Jr.	Director	March 18, 2010

/s/ BRIAN T. GLADDEN Brian T. Gladden	Senior Vice President and Chief Financial Officer (principal financial officer)	March 18, 2010

/s/ THOMAS W. SWEET Thomas W. Sweet	Vice President, Corporate Finance (principal accounting officer)	March 18, 2010

Exhibits

Exhibit
No.			Description of Exhibit
3.1		—	Restated Certificate of Incorporation, filed February 1, 2006 (incorporated by reference to Exhibit 3.3 of Dell’s Current Report on Form 8-K filed February 2, 2006, Commission File No. 0-17017)
3.2		—	Restated Bylaws, as amended and effective March 8, 2007 (incorporated by reference to Exhibit 3.1 of Dell’s Current Report on Form 8-K filed March 13, 2007, Commission File No. 0-17017)
4.1		—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.2		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3		—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4		—	Indenture, dated as of April 17, 2008, between Dell Inc. and The Bank of New York Trust Company, N.A., as trustee (including the form of notes) (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed April 17, 2008, Commission File No. 0-17017)
4.5		—	Indenture, dated as of April 6, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission File No. 0-17017)
4.6		—	First Supplemental Indenture, dated April 6, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission File No. 0-17017)
4.7		—	Form of 5.625% Notes due 2014 (incorporated by reference to Exhibit 4.3 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission File No. 0-17017)
4.8		—	Second Supplemental Indenture, dated June 15, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission File No. 0-17017)
4.9		—	Form of 3.375% Notes due 2012 (incorporated by reference to Exhibit 4.2 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission File No. 0-17017)
4.10		—	Form of 5.875% Notes due 2019 (incorporated by reference to Exhibit 4.3 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission File No. 0-17017)
10	.1*	—	Amended and Restated Dell Computer Corporation 1994 Incentive Plan (incorporated by reference to Exhibit 99 of Dell’s Registration Statement on Form S-8 filed October 31, 2000, Registration No. 333-49014)
10	.2*	—	Amended and Restated Dell Computer Corporation 1998 Broad-Based Stock Option Plan (incorporated by reference to Exhibit 99 of Dell’s Registration Statement on Form S-8 filed October 31, 2000, Registration No. 333-49016)
10	.3*	—	Dell Computer Corporation 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2002, Commission File No. 0-17017)
10	.4*	—	Dell Inc. Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Appendix A of Dell’s 2007 proxy statement filed October 31, 2007, Commission File No. 0-17017)
10	.5*	—	Amendment One to the Amended and Restated Dell Inc. 401(k) Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.6 of Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2009, Commission File No. 0-17017)
10	.6*	—	Amended and Restated Dell Inc. Deferred Compensation Plan effective as of January 1, 2005 (incorporated by reference to Exhibit 10.7 of Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2009, Commission File No. 0-17017)

Exhibit
No.			Description of Exhibit
10	.7*	—	Amended and Restated Dell Inc. Deferred Compensation Plan for Non-Employee Directors effective as of January 1, 2005 (incorporated by reference to Exhibit 10.8 of Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2009, Commission File No. 0-17017)
10	.8*	—	Executive Incentive Bonus Plan, adopted July 18, 2003 (incorporated by reference to Exhibit 10.1 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2003, Commission File No. 0-17017)
10	.9*	—	Executive Annual Incentive Bonus Plan (incorporated by reference to Appendix A of Dell’s 2008 proxy statement filed June 2, 2008, Commission File No. 0-17017)
10	.10*	—	Form of Indemnification Agreement between Dell and each Non-Employee Director of Dell (incorporated by reference to Exhibit 10.11 to Dell’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, Commission File No. 0-17017)
10	.11*	—	Form of Performance Based Stock Unit Agreement for employees under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed March 14, 2006, Commission File No. 0-17017)
10	.12*	—	Form of Restricted Stock Agreement for Non-Employee Directors under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed July 27, 2006, Commission File No. 0-17017)
10.13		—	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed July 27, 2006, Commission File No. 0-17017)
10	.14*	—	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed July 27, 2006, Commission File No. 0-17017)
10	.15*	—	Form of Nonstatutory Stock Option Agreement for grant to Donald J. Carty under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed December 20, 2006, Commission File No. 0-17017)
10	.16*	—	Form of Stock Unit Agreement for grant to Donald J. Carty under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed December 20, 2006, Commission File No. 0-17017)
10	.17*	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2007, Commission File No. 0-17017)
10	.18*	—	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2007, Commission File No. 0-17017)
10	.19*	—	Form of Performance Based Stock Unit Agreement for Executive Officers under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 of Dell’s Annual Report on Form 10-K for the fiscal year ended February 1, 2008, Commission File No. 0-17017)
10	.20*	—	Form of Performance Based Stock Unit Agreement for Executive Officers under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 of Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2009, Commission File No. 0-17017)
10	.21*	—	Form of Nonstatutory Stock Option Agreement for Executive Officers under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 of Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2009, Commission File No. 0-17017)

Exhibit
No.			Description of Exhibit
10	.22*	—	Form of Restricted Stock Unit Agreement for Executive Officers under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.23 of Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2009, Commission File No. 0-17017)
10	.23*	—	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 of Dell’s Current Report on Form 8-K filed July 16, 2007, Commission File No. 0-17017)
10	.24*	—	Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between Kevin B. Rollins and Dell Inc. (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed February 20, 2007, Commission File No. 0-17017)
10	.25*	—	Letter Agreement regarding Severance Benefits between Michael R. Cannon and Dell Inc. (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed February 21, 2007, Commission File No. 0-17017)
10	.26*	—	Letter Agreement regarding Severance Benefits between Ronald G. Garriques and Dell Inc. (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed February 21, 2007, Commission File No. 0-17017)
10	.27*	—	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed February 21, 2007, Commission File No. 0-17017)
10	.28*	—	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 of Dell’s Current Report on Form 8-K filed September 12, 2007, Commission File No. 0-17017)
10	.29*	—	Separation Agreement and Release between Kevin B. Rollins and Dell Inc. (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed February 20, 2007, Commission File No. 0-17017)
10	.30*	—	Separation Agreement and Release between Michael R. Cannon and Dell Inc. (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed January 8, 2009, Commission File No. 0-17017)
10	.31*	—	Consultancy Agreement between Michael R. Cannon and Dell Inc. (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed January 8, 2009, Commission File No. 0-17017)
10	.32*	—	Separation Agreement and Release between Mark Jarvis and Dell Inc. (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed January 8, 2009, Commission File No. 0-17017)
10	.33*	—	Retention Bonus, Merger and Modification Agreement between Dell and Ronald G. Garriques (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed March 9, 2009, Commission File No. 0-17017)
12	.1†	—	Computation of ratio of earnings to fixed charges
21	†	—	Subsidiaries of Dell
23	†	—	Consent of PricewaterhouseCoopers LLP
31	.1†	—	Certification of Michael S. Dell, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1††	—	Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS§	—	XBRL Instance Document.
101	.SCH§	—	XBRL Taxonomy Extension Schema Document.

Exhibit
No.			Description of Exhibit
101	.CAL§	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB§	—	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE§	—	XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF§	—	XBRL Taxonomy Extension Definition Linkbase Document.

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed with this report.

††	Furnished with this report.

§	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.