Form 10-Q
period 2010-04-30
DELL INC
filed 2010-06-10
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
Or

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

1-800-BUY-DELL
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

As of the close of business on June 3, 2010, 1,958,270,699 shares of common stock, par value $.01 per share, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in “Part I — Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2010. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which such statement is made.

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Financial Position at April 30, 2010 (unaudited), and January 29, 2010	1

Condensed Consolidated Statements of Income for the three months ended April 30, 2010 (unaudited), and May 1, 2009 (unaudited)	2

Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2010 (unaudited), and May 1, 2009 (unaudited)	3

Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	42

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6. Exhibits	43
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DELL INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	April 30,	January 29,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,255	$10,635
Short-term investments	627	373
Accounts receivable, net	5,880	5,837
Financing receivables, net	3,221	2,706
Inventories, net	1,182	1,051
Other current assets	3,619	3,643

Total current assets	24,784	24,245
Property, plant, and equipment, net	2,049	2,181
Investments	714	781
Long-term financing receivables, net	528	332
Goodwill	4,181	4,074
Purchased intangible assets, net	1,658	1,694
Other non-current assets	327	345

Total assets	$34,241	$33,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,079	$663
Accounts payable	11,402	11,373
Accrued and other	3,549	3,884
Short-term deferred services revenue	2,950	3,040

Total current liabilities	18,980	18,960
Long-term debt	3,582	3,417
Long-term deferred services revenue	3,194	3,029
Other non-current liabilities	2,607	2,605

Total liabilities	28,363	28,011

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 3,361 and 3,351, respectively; shares outstanding: 1,955 and 1,957, respectively	11,534	11,472
Treasury stock at cost: 931 shares and 919 shares, respectively	(28,104)	(27,904)
Retained earnings	22,439	22,110
Accumulated other comprehensive income (loss)	9	(37)

Total stockholders’ equity	5,878	5,641

Total liabilities and stockholders’ equity	$34,241	$33,652

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	April 30,	May 1,
	2010	2009
Net revenue:
Products	$12,086	$10,232
Services, including software related	2,788	2,110

Total net revenue	14,874	12,342

Cost of net revenue:
Products	10,385	8,786
Services, including software related	1,973	1,388

Total cost of net revenue	12,358	10,174

Gross margin	2,516	2,168

Operating expenses:
Selling, general, and administrative	1,830	1,613
Research, development, and engineering	167	141

Total operating expenses	1,997	1,754

Operating income	519	414

Interest and other, net	(68)	(2)

Income before income taxes	451	412

Income tax provision	110	122

Net income	$341	$290

Earnings per common share:
Basic	$0.17	$0.15

Diluted	$0.17	$0.15

Weighted-average shares outstanding:
Basic	1,961	1,949
Diluted	1,973	1,952

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	April 30,	May 1,
	2010	2009
Cash flows from operating activities:
Net income	$341	$290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247	201
Stock-based compensation	76	67
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	30	-
Deferred income taxes	(31)	(26)
Provision for doubtful accounts - including financing receivables	122	105
Other	-	18
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(119)	380
Financing receivables	(208)	(27)
Inventories	(132)	24
Other assets	69	547
Accounts payable	22	(483)
Deferred services revenue	72	(25)
Accrued and other liabilities	(251)	(310)

Change in cash from operating activities	238	761

Cash flows from investing activities:
Investments:
Purchases	(350)	(428)
Maturities and sales	169	642
Capital expenditures	(46)	(80)
Acquisition of business, net of cash received	(133)	(3)

Change in cash from investing activities	(360)	131

Cash flows from financing activities:
Repurchase of common stock	(200)	-
Issuance of common stock under employee plans	7	-
Issuance of commercial paper (maturity 90 days or less), net	234	-
Proceeds from debt	268	497
Repayments of debt	(566)	(12)
Other	3	-

Change in cash from financing activities	(254)	485

Effect of exchange rate changes on cash and cash equivalents	(4)	(38)

Change in cash and cash equivalents	(380)	1,339
Cash and cash equivalents at beginning of period	10,635	8,352

Cash and cash equivalents at end of period	$10,255	$9,691

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

Basis of Presentation — The accompanying Condensed Consolidated Financial Statements of Dell Inc. individually and together with its consolidated subsidiaries, (“Dell”) should be read in conjunction with the Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in Dell’s Annual Report on Form 10-K for the fiscal year ended January 29, 2010. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries at April 30, 2010, the results of its operations for the three months ended April 30, 2010, and May 1, 2009, and its cash flows for the three months ended April 30, 2010, and May 1, 2009.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in Dell’s Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations and cash flows for the three months ended April 30, 2010, and May 1, 2009, are not necessarily indicative of the results to be expected for the full year.

Recently Issued and Adopted Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables — In September 2009, the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) reached consensus on two issues which affects the timing of revenue recognition. The first consensus changes the level of evidence of standalone selling price required to separate deliverables in a multiple deliverable arrangement by allowing a company to make its best estimate of the selling price (“ESP”) of deliverables when more objective evidence of selling price is not available and eliminates the use of the residual method. The consensus applies to multiple deliverable revenue arrangements that are not accounted for under other accounting pronouncements and retains the use of vendor specific objective evidence of selling price (“VSOE”) if available and third-party evidence of selling price (“TPE”), when VSOE is unavailable. The second consensus excludes sales of tangible products that contain essential software elements, that is, software enabled devices, from the scope of revenue recognition requirements for software arrangements. Dell has elected to early adopt this accounting guidance at the beginning of the first quarter of Fiscal 2011 on a prospective basis for applicable transactions originating or materially modified after January 29, 2010.

Dell’s multiple deliverable arrangements generally include hardware products that are sold with services such as extended warranty services, installation, maintenance, and other services contracts. The nature and terms of these multiple deliverable arrangements will vary based on the customized needs of Dell’s customers. Maintenance, support, and other services are generally delivered according to the terms of the arrangement after the initial sale of hardware or software. Dell’s service contracts may include a combination of services arrangements including deployment, asset recovery, recycling, IT outsourcing, consulting, applications development, applications maintenance, and business process services. These service contracts may include provisions for cancellation, termination, refunds, or service level adjustments. These contract provisions would not have a significant impact on recognized revenue as Dell generally recognizes revenue for these contracts as the services are performed.

The adoption of the new guidance on multiple deliverable arrangements did not change the manner in which Dell accounts for its multiple deliverable arrangements as Dell did not use the residual method for the majority of its offerings and its services offerings are generally sold on a standalone basis where evidence of selling price is available. Most of Dell’s products and services qualify as separate units of accounting. Prior to the first quarter of Fiscal 2011, Dell allocated revenue from multiple-element arrangements to the multiple elements based on the relative fair value of each element, which was generally based on the relative sales price of each element when sold separately. Because selling price is generally available based on standalone sales, Dell has limited application of

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

TPE, as determined by comparison of pricing for products and services to the pricing of similar products and services as offered by Dell or its competitors in standalone sales to similarly situated customers. Thus, the adoption of this consensus had no impact to Dell’s consolidated financial statements as of and for the first quarter of Fiscal 2011, or year ended or interim periods of Fiscal 2010.

Pursuant to the new guidance on revenue recognition for software enabled products, certain Dell storage products are no longer included in the scope of the software revenue recognition guidance. Prior to the new guidance, Dell established fair value for Post Contract Customer Support (“PCS”) for these products based on VSOE and used the residual method to allocate revenue to the delivered elements. Under the new guidance, the revenue for what was previously deemed PCS is now considered part of a multiple element arrangement. As such, any discount is allocated to all elements based on the relative selling price of both delivered and undelivered elements. The impact of applying this consensus was not material to Dell’s consolidated financial statements as of and for the first quarter of Fiscal 2011, or year ended or interim periods of Fiscal 2010.

As new products are introduced in future periods Dell may be required to use TPE or ESP, depending on the specific facts at the time.

Variable Interest Entities and Transfers of Financial Assets and Extinguishments of Liabilities — The pronouncement on transfers of financial assets and extinguishments of liabilities removes the concept of a qualifying special-purpose entity and removes the exception from applying variable interest entity accounting to qualifying special-purpose entities. The pronouncement on variable interest entities requires an entity to perform an ongoing analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. The pronouncements were effective for fiscal years beginning after November 15, 2009. Dell adopted the pronouncements at the beginning of the first quarter of Fiscal 2011. The adoption of these two pronouncements resulted in Dell’s consolidation of its two qualifying special purpose entities. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information on the impact of consolidation to Dell’s financial position, net income and cash flows.

Reclassifications — To maintain comparability among the periods presented, Dell has revised the presentation of certain prior period amounts reported within cash flows from operating activities presented in the Condensed Consolidated Statements of Cash Flows. The revision had no impact to the total change in cash from operating activities.

NOTE 2 — INVENTORIES

	April 30,	January 29,
	2010	2010
	(in millions)
Inventories:
Production materials	$631	$487
Work-in-process	131	168
Finished goods	420	396

Inventories	$1,182	$1,051

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 — FAIR VALUE MEASUREMENTS

The following table presents Dell’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of April 30, 2010, and January 29, 2010:

	April 30, 2010				January 29, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices				Quoted Prices
	in Active	Significant			in Active	Significant
	Markets for	Other	Significant		Markets for	Other	Significant
	Identical	Observable	Unobservable		Identical	Observable	Unobservable
	Assets	Inputs	Inputs		Assets	Inputs	Inputs
	(in millions)
Assets:
Cash equivalents:
Commercial paper	$-	$1,260	$-	$1,260	$-	$197	$-	$197
U.S. government and agencies	-	95	-	95	-	-	-	-
Debt Securities:
U.S. government and agencies	-	109	-	109	-	66	-	66
U.S. corporate	-	565	30	595	-	553	30	583
International corporate	-	512	-	512	-	391	-	391
State & municipal bonds	-	1	-	1	-	2	-	2
Equity and other securities	-	99	-	99	-	90	-	90
Retained interest	-	-	-	-	-	-	151	151
Derivative instruments	-	167	-	167	-	96	-	96

Total assets	$-	$2,808	$30	$2,838	$-	$1,395	$181	$1,576

Liabilities:
Derivative instruments	$-	$32	$-	$32	$-	$12	$-	$12

Total liabilities	$-	$32	$-	$32	$-	$12	$-	$12

The following section describes the valuation methodologies Dell uses to measure financial instruments at fair value:

Cash Equivalents — The majority of Dell’s cash equivalents consists of commercial paper, including corporate and asset-backed commercial paper, and U.S. government and agencies, all with original maturities of less than ninety days and are valued at fair value which approximates cost. The valuation is based on models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. Dell utilizes a pricing service to assist in obtaining fair value pricing for the majority of this investment portfolio. Dell conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Debt Securities — The majority of Dell’s debt securities consists of various fixed income securities such as U.S. government and agencies, U.S. and international corporate, and state and municipal bonds. This portfolio of investments is valued based on model driven valuations whereby all significant inputs, including benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers and other market related data are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. Dell utilizes a pricing service to assist management in obtaining fair value pricing for the majority of this investment portfolio. Pricing for securities is based on proprietary models, and inputs are documented in accordance with the fair value measurements hierarchy. Dell conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant valuation inputs have changed that would impact the fair value hierarchy disclosure. The Level 3 position as of April 30, 2010, and January 29, 2010, represents a convertible debt security

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

that Dell was unable to corroborate with observable market data. The investment is valued at cost plus accrued interest as this is management’s best estimate of fair value.

Equity and Other Securities — The majority of Dell’s investments in equity and other securities consists of various mutual funds held in Dell’s Deferred Compensation Plan. The valuation of these securities is based on models whereby all significant inputs are observable or can be derived from or corroborated by observable market data.

Retained Interest — The fair value of the retained interest was determined using a discounted cash flow model. Significant assumptions to the model include pool credit losses, payment rates, and discount rates. These assumptions are supported by both historical experience and anticipated trends relative to the particular receivable pool. Retained interest in securitized receivables was included in financing receivables, short-term and long-term, on the Condensed Consolidated Statements of Financial Position. During the first quarter of Fiscal 2011, Dell consolidated its previously unconsolidated special purpose entities and as a result, the retained interest as of January 29, 2010, was eliminated. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information about the consolidation of Dell’s previously unconsolidated special purpose entities.

Derivative Instruments — Dell’s derivative financial instruments consist primarily of foreign currency forward and purchased option contracts, and interest rate swaps. The portfolio is valued using internal models based on market observable inputs, including interest rate curves, forward and spot prices for currencies, and implied volatilities. Credit risk is factored into the fair value calculation of Dell’s derivative instrument portfolio. For interest rate derivative instruments, credit risk is determined at the contract level with the use of credit default spreads of either Dell, if in a net liability position or the relevant counterparty, when in a net asset position. For foreign exchange derivative instruments, credit risk is determined in a similar manner, except that the credit default spread is applied based on the net position of each counterparty with the use of the appropriate credit default spreads.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs (Level 3) for the respective periods:

	Three Months Ended
	April 30, 2010			May 1, 2009
	Retained	U.S.		Retained	U.S
	Interest	Corporate	Total	Interest	Corporate	Total
	(in millions)
Balance at beginning of period	$151	$30	$181	$396	$27	$423
Net unrealized gains (losses) included in earnings(a)	-	-	-	(9)	1	(8)
Issuances and settlements	-	-	-	117	-	117
Transfers out of Level 3(b)	(151)	-	(151)	-	-	-

Balance at end of period	$-	$30	$30	$504	$28	$532

(a)	The unrealized gains and losses on U.S. corporate represent accrued interest for assets that were still held at April 30, 2010 and May 1, 2009.

(b)	Represents transfers out resulting from the SPE consolidation. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information on retained interest.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis — Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the recurring fair value table above. The assets consist primarily of investments accounted for under the cost method and nonfinancial assets such as goodwill and intangible assets. Investments accounted for under the cost method included in equity and other securities were approximately $25 million and $22 million, on April 30, 2010, and January 29, 2010, respectively. Goodwill and intangible assets are measured at fair value initially and subsequently when there is an indicator of impairment and the impairment is recognized. No impairment charges of goodwill and intangible assets were recorded for the three months ended April 30, 2010. See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information about goodwill and intangible assets.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 — INVESTMENTS

The following table summarizes, by major security type, the fair value and amortized cost of Dell’s investments. All debt security investments with remaining maturities in excess of one year and substantially all equity and other securities are recorded as long-term investments in the Condensed Consolidated Statements of Financial Position.

	April 30, 2010				January 29, 2010
	Fair		Unrealized	Unrealized	Fair		Unrealized	Unrealized
	Value	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)
	(in millions)
Investments:
U.S. government and agencies	$108	$108	$-	$-	$65	$65	$-	$-
U.S. corporate	271	270	1	-	233	232	1	-
International corporate	248	248	-	-	75	75	-	-

Total short-term investments	627	626	1	-	373	372	1	-

U.S. government and agencies	1	1	-	-	1	1	-	-
U.S. corporate	324	324	1	(1)	350	349	2	(1)
International corporate	264	264	1	(1)	316	316	1	(1)
State and municipal governments	1	1	-	-	2	2	-	-
Equity and other securities	124	124	-	-	112	112	-	-

Total long-term investments	714	714	2	(2)	781	780	3	(2)

Total investments	$1,341	$1,340	$3	$(2)	$1,154	$1,152	$4	$(2)

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

At April 30, 2010, Dell had 96 debt securities that were in a loss position with total unrealized losses of $2 million and a corresponding fair value of $364 million. Dell reviews its investment portfolio quarterly to determine if any investment is other-than-temporarily impaired. An other-than-temporary impairment (“OTTI”) loss is recognized in earnings if Dell has the intent to sell the debt security, or if it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, if Dell does not expect to sell a debt security, it still evaluates expected cash flows to be received and determines if a credit loss exists. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recorded in other comprehensive income. As of April 30, 2010, Dell evaluated debt securities classified as available-for-sale for OTTI and the existence of credit losses and concluded no such losses should be recognized for the three months ended April 30, 2010.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — FINANCIAL SERVICES

Dell Financial Services L.L.C.

Dell offers or arranges various financing options and services for its business and consumer customers in the U.S. through Dell Financial Services L.L.C. (“DFS”), a wholly-owned subsidiary of Dell. DFS’s key activities include the origination, collection, and servicing of customer receivables related to the purchase of Dell products and services. New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services through DFS, were approximately $900 million during the three months ended both April 30, 2010, and May 1, 2009.

Dell transfers certain customer financing receivables to special purpose entities (“SPEs”). The SPEs are bankruptcy remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer receivables in the capital markets. These SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Dell’s risk of loss related to securitized receivables is limited to the amount of Dell’s right to receive collections for assets securitized exceeding the amount required to pay interest, principal, and other fees and expenses. Dell provides credit enhancement to the securitization in the form of over-collateralization. Prior to the first quarter of Fiscal 2011, the SPE that funds revolving loans was consolidated, and the two SPEs that fund fixed-term leases and loans were not consolidated. In accordance with the new accounting guidance on variable interest entities (“VIEs”), and transfers of financial assets and extinguishment of financial liabilities, Dell determined that these two SPEs would be consolidated as of the beginning of the first quarter of Fiscal 2011. The primary factors in this determination were the obligation to absorb losses due to the interest Dell retains in the assets transferred to the SPEs in the form of over-collateralization, and the power to direct activities through the servicing role performed by Dell. Dell recorded the assets and liabilities at their carrying amount as of the beginning of Fiscal 2011 with a cumulative effect adjustment of $13 million to the opening balance of retained earnings in Fiscal 2011.

Dell’s securitization programs contain standard structural features related to the performance of the securitized receivables. These structural features include defined credit losses, delinquencies, average credit scores, and excess collections above or below specified levels. In the event one or more of these criteria are not met and Dell is unable to restructure the program, no further funding of receivables will be permitted and the timing of Dell’s expected cash flows from over-collateralization will be delayed. At April 30, 2010, these criteria were met.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financing Receivables

The following table summarizes the components of Dell’s financing receivables:

	April 30,	January 29,
	2010	2010
	(in millions)
Financing receivables, net:
Customer receivables:
Revolving loans, gross	$2,007	$2,046
Fixed-term leases and loans, gross	1,775	824

Customer receivables, gross	3,782	2,870
Allowance for losses	(285)	(237)

Customer receivables, net	3,497	2,633
Residual interest	252	254
Retained interest	-	151

Financing receivables, net	$3,749	$3,038

Short-term	$3,221	$2,706
Long-term	528	332

Financing receivables, net	$3,749	$3,038

Managed customer receivables consist of all customer receivables which are either owned by Dell and included in the consolidated financial statements (including customer receivables recorded from the consolidation of a qualified special purpose entity in the second quarter of Fiscal 2010), or held by nonconsolidated securitization SPEs in prior periods. In prior periods, Dell had a retained interest in the customer receivables held in nonconsolidated securitization SPEs. Managed customer receivables are shown in the table below:

	April 30,	January 29,
	2010	2010
	(in millions)
Managed customer receivables, gross:
Consolidated receivables	$3,782	$2,870
Receivables in previously nonconsolidated SPEs	-	774

Managed customer receivables, gross	$3,782	$3,644

Managed receivables 60 days or more delinquent	$122	$138

Included in financing receivables, net, are receivables that are held by consolidated VIEs as shown in the table below:

	April 30,	January 29,
	2010	2010
	(in millions)
Financing receivables held by consolidated VIEs, net:
Short-term, net	$972	$277
Long-term, net	197	-

Financing receivables held by consolidated VIEs, net	$1,169	$277

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the changes in the allowance for financing receivable losses for the three months ended April 30, 2010, and May 1, 2009:

	Three Months Ended
	April 30,	May 1,
	2010	2009
	(in millions)
Allowances for losses:
Balance at beginning of period	$237	$149
Incremental allowance due to VIE consolidation	16	-
Expense charged to income statement	88	41
Principal charge-offs	(46)	(30)
Interest charge-offs	(10)	(6)

Balance at end of period	$285	$154

Customer Receivables

The following is the description of the components of Dell’s customer receivables:

—	Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. Revolving loans bear interest at a variable annual percentage rate that is tied to the prime rate. Based on historical payment patterns, revolving loan transactions are typically repaid within 12 months. Revolving loans are included in short-term financing receivables in the table above. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full by a specific date, no interest is charged. These special programs generally range from 3 to 12 months. At April 30, 2010, and January 29, 2010, receivables under these special programs were $435 million and $442 million, respectively.

—	Dell enters into sales-type lease arrangements with customers who desire lease financing. Leases with business customers have fixed terms of two to five years. Future maturities of minimum lease payments at April 30, 2010 for Dell are as follows: Fiscal 2011 — $245 million; Fiscal 2012 — $214 million; Fiscal 2013 — $109 million; and Fiscal 2014 — $9 million. Fixed-term loans are offered to qualified small businesses, large commercial accounts, governmental organizations, and educational entities.

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

Asset Securitizations

—	The gross balance of securitized receivables reported off-balance sheet as of January 29, 2010, was $774 million, and the associated debt was $624 million. As discussed above, as of the beginning of the first quarter of Fiscal 2011, all previously nonconsolidated qualified special purpose entities were consolidated. Upon consolidation of these customer receivables and associated debt at the beginning of the first quarter of

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fiscal 2011, Dell’s retained interest in securitized receivables of $151 million at January 29, 2010, was eliminated. A $13 million decrease to beginning retained earnings for Fiscal 2011 was recorded as a cumulative effect adjustment due to adoption of the new accounting guidance.

—	During the three months ended April 30, 2010, and May 1, 2009, $496 million and $233 million of customer receivables were funded via securitization through SPEs.

—	The structured financing debt related to the fixed-term lease and loan, and revolving loan securitization programs was $830 million and $788 million as of April 30, 2010, and January 29, 2010, respectively. This includes $624 million at January 29, 2010 held by nonconsolidated SPEs. The debt is collateralized solely by the financing receivables in the programs. The debt has a variable interest rate and an average duration of 12 to 36 months based on the terms of the underlying financing receivables. The maximum debt capacity related to the securitization programs is $1.1 billion. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the structured financing debt.

—	During the first quarter of Fiscal 2011, Dell entered into interest rate swap agreements to effectively convert a portion of the structured financing debt from a floating rate to a fixed rate. The interest rate swaps qualified for hedge accounting treatment as cash flow hedges. See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information about interest rate swaps.

Retained Interest

Prior to adopting the new accounting guidance on VIEs and transfers of financial assets and extinguishment of financial liabilities, certain transfers of financial assets to nonconsolidated qualified SPEs were accounted for as a sale. Upon the sale of the customer receivables to the SPEs, Dell recognized a gain on the sale and retained a residual beneficial interest in the pool of assets sold, referred to as retained interest. The retained interest represented Dell’s right to receive collections for assets securitized exceeding the amount required to pay interest, principal, and other fees and expenses.

Retained interest was stated at the present value of the estimated net beneficial cash flows after payment of all senior interests. Dell valued the retained interest at the time of each receivable transfer and at the end of each reporting period. The fair value of the retained interest was determined using a discounted cash flow model with various key assumptions, including payment rates, credit losses, discount rates, and the remaining life of the receivables sold. These assumptions were supported by both Dell’s historical experience and anticipated trends relative to the particular receivable pool. The key valuation assumptions for retained interest could have been affected by many factors, including repayment terms and the credit quality of receivables securitized.

The following table summarizes the activity in retained interest for the three months ended May 1, 2009:

Three Months
Ended
May 1, 2009
(in millions)
Retained interest:
Retained interest at beginning of period	$396
Issuances	127
Distributions from conduits	(10)
Net accretion	10
Change in fair value for the period	(19)

Retained interest at end of the period	$504

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The table below summarizes the key assumptions used to measure the fair value of the retained interest at time of transfer during the three months ended May 1, 2009:

Weighted Average Key Assumptions
Monthly
	Payment	Credit	Discount
	Rates	Losses	Rates	Life
		(lifetime)	(annualized)	(months)
Time of transfer valuation of retained interest	11%	6%	11%	14

Net principal charge-offs on securitized receivables were $36 million for the three months ended May 1, 2009, which when annualized represents 10.6% of the average outstanding securitized financing receivable balance for the period.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — BORROWINGS

The following table summarizes Dell’s outstanding debt at:

	April 30,	January 29,
	2010	2010
	(in millions)
Long-Term Debt
Notes:
$400 million issued on June 10, 2009, at 3.375% due June 2012 (“2012 Notes”) with interest payable June 15 and December 15 (includes hedge accounting adjustments)	$401	$401
$600 million issued on April 17, 2008, at 4.70% due April 2013 (“2013 Notes”) with interest payable April 15 and October 15 (includes hedge accounting adjustments)	602	599
$500 million issued on April 1, 2009, at 5.625% due April 2014 (“2014 Notes”) with interest payable April 15 and October 15	500	500
$500 million issued on April 17, 2008, at 5.65% due April 2018 (“2018 Notes”) with interest payable April 15 and October 15	499	499
$600 million issued on June 10, 2009, at 5.875% due June 2019 (“2019 Notes”) with interest payable June 15 and December 15	600	600
$400 million issued on April 17, 2008, at 6.50% due April 2038 (“2038 Notes”) with interest payable April 15 and October 15	400	400
Senior Debentures
$300 million issued on April 3, 1998 at 7.10% due April 2028 with interest payable April 15 and October 15 (includes the impact of interest rate swap terminations)	393	394
Other
India term loan: entered into on October 15, 2009 at 8.9% due October 2011 with interest payable monthly	24	24
Structured financing debt	163	-

Total long-term debt	3,582	3,417

Short-Term Debt
Commercial paper	410	496
Structured financing debt	667	164
Other	2	3

Total short-term debt	1,079	663

Total debt	$4,661	$4,080

The estimated fair value of total debt at April 30, 2010, was approximately $4.9 billion. The fair values of the India term loan, structured financing debt, commercial paper, and other short-term debt approximate their carrying values. The carrying value of the Senior Debentures includes an unamortized amount related to the termination of interest rate swap agreements in the fourth quarter of Fiscal 2009, which were previously designated as hedges of the debt.

During the first quarter of Fiscal 2011 and fourth quarter of Fiscal 2010, Dell entered into interest rate swap agreements to effectively convert the fixed rates of the 2012 Notes and 2013 Notes to floating rates. The floating

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

rates are based on six-month or three-month LIBOR plus a fixed rate. The interest rate swaps qualified for hedge accounting treatment as fair value hedges. See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information about interest rate swaps.

Commercial Paper

In the first quarter of Fiscal 2011, Dell had a $1.5 billion commercial paper program with supporting senior unsecured revolving credit facilities. Subsequent to April 30, 2010, Dell entered into a new agreement to expand its commercial paper program to $2 billion. At April 30, 2010 and January 29, 2010, there were $410 million and $496 million, respectively, outstanding under the commercial paper program. The weighted-average interest rate on these outstanding short-term borrowings remained unchanged at 0.24% when compared to the prior quarter.

During the first quarter of Fiscal 2011, Dell expanded the revolving credit facilities from $1.5 billion to $2 billion. Dell’s $2 billion in credit facilities consist of two agreements with $1 billion expiring on June 1, 2011 and the remaining $1 billion expiring on April 2, 2013. The credit facilities require compliance with conditions that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio. As of April 30, 2010, there were no events of default and Dell was in compliance with its minimum interest coverage ratio covenant. Amounts outstanding under the facilities may be accelerated for events of default, including failure to pay principal or interest, breaches of covenants, or non-payment of judgments or debt obligations. There were no outstanding advances under the related revolving credit facilities as of April 30, 2010.

Structured Financing Debt

As of April 30, 2010, Dell had $830 million outstanding in structured financing related debt through the fixed term lease and loan and revolving loan securitization programs. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further discussion on structured financing debt and its related interest rate swap agreements.

The indentures governing the Notes, the Senior Debentures, and the structured financing debt contain customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, and certain events of bankruptcy and insolvency. The indentures also contain covenants limiting Dell’s ability to create certain liens; enter into sale-and-lease back transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to, another person. As of April 30, 2010, there were no events of default with respect to the Notes, the Senior Debentures, or the structured financing debt.

NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Instruments

As part of its risk management strategy, Dell uses derivative instruments, primarily forward contracts and purchased options, to hedge certain foreign currency exposures and interest rate swaps to manage the exposure of its debt portfolio to interest rate risk. Dell’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge the exposures, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. Dell applies hedge accounting based upon the criteria established by accounting guidance for derivative instruments and hedging activities, including designation of its derivatives as fair value hedges or cash flow hedges and assessment of hedge effectiveness. Dell records all derivatives in its Condensed Consolidated Statements of Financial Position at fair value.

Cash Flow Hedges

Dell uses a combination of forward contracts and purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions denominated in currencies

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

other than the U.S. dollar. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is entered into until the time it is settled. The majority of these contracts typically expire in 12 months or less.

Dell uses interest rate swaps designated as cash flow hedges to hedge the variability in cash flows related to the interest rate payments on structured financing debt. The interest rate swaps economically convert the variable rate on the structured financing debt to a fixed interest rate to match the underlying fixed rate being received on fixed term customer leases and loans. The duration of these contracts typically ranges from 30 to 42 months.

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

For derivative instruments designated as cash flow hedges, Dell assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. Dell measures hedge ineffectiveness by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item, both of which are based on forward rates. Dell recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in earnings as a component of interest and other, net. Hedge ineffectiveness for cash flow hedges was not material for the three months ended April 30, 2010. During the three months ended April 30, 2010, Dell did not discontinue any cash flow hedges that had a material impact on Dell’s results of operations. Substantially all forecasted foreign currency transactions were realized in Dell’s actual results.

The aggregate unrealized net gain for interest swaps and foreign currency exchange contracts, recorded as a component of comprehensive income, for the three months ended April 30, 2010, was $13 million.

Fair Value Hedges

Dell enters into interest rate swaps designated as fair value hedges to manage the exposure of its debt portfolio to interest rate risk. Dell issues long-term debt in U.S. dollars based on market conditions at the time of financing. Dell uses interest rate swaps to modify the market risk exposures in connection with the debt to achieve primarily U.S. dollar LIBOR-based floating interest expense. As of April 30, 2010, the interest rate swaps hedge all interest rate exposure on the 2012 and 2013 Notes. For derivative instruments that are designated and qualify for hedge accounting, changes in the value of the derivative and underlying hedged item are recognized in interest and other, net in the Condensed Consolidated Statements of Income in the current period.

As of April 30, 2010, and January 29, 2010, the total notional amount of the interest rate swaps was $1 billion and $200 million, respectively. During the three months ended April 30, 2010 the fair value change of the interest rate contracts, and offsetting adjustment to the carrying amount of the hedged debt resulted in a $1 million gain to interest and other, net. During the three months ended April 30, 2010, fair value adjustments increased the carrying amount of the hedged fixed-rate debt outstanding by $3 million. Dell did not have any fair value hedges during the three months ended May 1, 2009.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Effect of Derivative Instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income

	Gain (Loss)
	Recognized
	in Accumulated	Location of Gain (Loss)	Gain (Loss)
Derivatives in	OCI, Net	Reclassified	Reclassified	Location of Gain (Loss)	Gain (Loss)
Cash Flow	of Tax, on	from Accumulated	from Accumulated	Recognized in Income	Recognized in
Hedging	Derivatives	OCI into Income	OCI into Income	on Derivative	Income on Derivative
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
	(in millions)
For the three months ended April 30, 2010
Foreign exchange		Total net revenue	$46
contracts	$40	Total cost of net revenue	(18)
Interest rate contracts	-	Interest and other, net	-	Interest and other, net	$1

Total	$40		$28		$1

For the three months ended May 1, 2009
Foreign exchange		Total net revenue	$221
contracts	$(124)	Total cost of net revenue	13
Interest rate contracts	-	Interest and other, net	-	Interest and other, net	$-

Total	$(124)		$234		$-

As of April 30, 2010, and January 29, 2010, the total notional amount of foreign currency option and forward contracts designated as cash flow hedges was $4.7 billion and $4.2 billion, respectively. As of April 30, 2010, the total notional amount of interest rate contracts designated as cash flow hedges was $459 million. As of April 30, 2010, the total notional amount of interest rate contracts not designated as hedges was $194 million.

Other Derivative Instruments

Dell uses forward contracts to hedge monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in the fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. These contracts generally expire in three months or less. These contracts are considered economic hedges and are not designated as hedges under derivative instruments and hedging activities accounting, and therefore, the change in the instrument’s fair value is recognized currently in earnings as a component of interest and other, net. Dell recognized gains of $17 million and $46 million, with respect to its foreign currency forward contracts, during the three months ended April 30, 2010, and May 1, 2009, respectively. As of April 30, 2010, and January 29, 2010, the total notional amount of other foreign currency forward contracts not designated as hedges was $297 million and $20 million, respectively.

Derivative Instruments Additional Information

Cash flows from derivative instruments are presented in the same category in the Condensed Consolidated Statements of Cash Flows as the cash flows from the intended hedged items or the economic hedges.

While Dell has foreign exchange derivative contracts in more than 20 currencies, the majority of the notional amounts are denominated in the Euro, British Pound, Japanese Yen, Canadian Dollar, and Australian Dollar.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Dell presents its foreign exchange derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The fair values of foreign exchange and interest rate derivative instruments presented on a gross basis for the period are as follows:

	April 30, 2010
	Other	Other Non-	Other	Other Non-
	Current	Current	Current	Current	Total Fair
	Assets	Assets	Liabilities	Liabilities	Value
	(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$295	$6	$-	$-	$301
Foreign exchange contracts in a liability position	(166)	-	(10)	-	(176)
Interest rate contracts in an asset position	-	5	-	-	5
Interest rate contracts in a liability position	-	-	-	(3)	(3)

Net asset (liability)	129	11	(10)	(3)	127

Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	93	-	1	-	94
Foreign exchange contracts in a liability position	(66)	-	(18)	-	(84)
Interest rate contracts in a liability position	-	-	-	(2)	(2)

Net asset (liability)	27	-	(17)	(2)	8

Total derivatives at fair value	$156	$11	$(27)	$(5)	$135

	January 29, 2010
	Other	Other Non-	Other	Other Non-
	Current	Current	Current	Current	Total Fair
	Assets	Assets	Liabilities	Liabilities	Value
	(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$181	$5	$-	$-	$186
Foreign exchange contracts in a liability position	(80)	-	(9)	-	(89)
Interest rate contracts in an asset position	-	1	-	-	1

Net asset (liability)	101	6	(9)	-	98

Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	63	-	2	-	65
Foreign exchange contracts in a liability position	(74)	-	(5)	-	(79)

Net asset (liability)	(11)	-	(3)	-	(14)

Total derivatives at fair value	$90	$6	$(12)	$-	$84

Dell has reviewed the existence and nature of credit-risk-related contingent features in derivative trading agreements with its counterparties. Certain agreements contain clauses whereby if Dell’s credit ratings were to fall below investment grade upon a change of control of Dell, counterparties would have the right to terminate those derivative contracts under which Dell is in a net liability position. As of April 30, 2010, there have been no such triggering events.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 — ACQUISITIONS

Dell completed its acquisition of Kace Networks, Inc. (“KACE”) in the first quarter of Fiscal 2011 for approximately $123 million in cash. Dell has recorded this acquisition using the acquisition method of accounting and recorded the assets and liabilities of KACE at fair value at the date of acquisition. The excess of the purchase price over the estimated fair values was recorded as goodwill. Dell recorded approximately $104 million in goodwill and $43 million in intangible assets related to this acquisition. KACE is a leading systems management appliance company with solutions tailored to the requirements of mid-sized businesses. KACE is being integrated primarily into Dell’s Small and Medium Business and Public segments.

Dell has not presented pro forma results of operations for KACE because this acquisition is not material to Dell’s consolidated results of operations, financial position, or cash flows.

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill allocated to Dell’s business segments as of April 30, 2010, and January 29, 2010, and changes in the carrying amount of goodwill were as follows:

			Small and
	Large		Medium
	Enterprise	Public	Business	Consumer	Total
	(in millions)
Balance at January 29, 2010	$1,361	$2,026	$389	$298	$4,074
Goodwill acquired during the period	16	41	47	-	104
Adjustments	-	3	-	-	3

Balance at April 30, 2010	$1,377	$2,070	$436	$298	$4,181

Goodwill and indefinite-lived intangibles are tested annually during the second fiscal quarter and whenever events or circumstances indicate impairment may have occurred. If the carrying amount of goodwill exceeds its fair value, estimated based on discounted cash flow analyses, an impairment charge would be recorded. Based on the results of its annual impairment tests during the first half of Fiscal 2010, Dell determined that no impairment of goodwill and indefinite-lived intangible assets existed at July 31, 2009. Further, no triggering events have transpired since July 31, 2009, that would indicate a potential impairment of goodwill as of April 30, 2010. Dell does not have any accumulated goodwill impairment charges as of April 30, 2010.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 — WARRANTY AND DEFERRED EXTENDED WARRANTY REVENUE

Dell records liabilities for its standard limited warranties at the time of sale for the estimated costs that may be incurred. The liability for standard warranties is included in accrued and other current and other non-current liabilities on Dell’s Condensed Consolidated Statements of Financial Position. Revenue from the sale of extended warranties is recognized over the term of the contract or when the service is completed, and the costs associated with these contracts are recognized as incurred. Deferred extended warranty revenue is included in deferred services revenue on Dell’s Condensed Consolidated Statements of Financial Position. Changes in Dell’s liabilities for standard limited warranties and deferred services revenue related to extended warranties are presented in the following tables:

	Three Months Ended
	April 30,	May 1,
	2010	2009
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$912	$1,035
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(a)	310	294
Services obligations honored	(295)	(297)

Warranty liability at end of period	$927	$1,032

Current portion	$626	$715
Non-current portion	301	317

Warranty liability at end of period	$927	$1,032

	Three Months Ended
	April 30,	May 1,
	2010	2009
	(in millions)
Deferred extended warranty revenue:
Deferred extended warranty revenue at beginning of period	$5,910	$5,587
Revenue deferred for new extended warranties(b)	882	749
Revenue recognized	(821)	(760)

Deferred extended warranty revenue at end of period	$5,971	$5,576

Current portion	$2,809	$2,635
Non-current portion	3,162	2,941

Deferred extended warranty revenue at end of period	$5,971	$5,576

(a)	Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new standard warranty contracts. Dell’s warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

(b)	Includes the impact of foreign currency exchange rate fluctuations.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 — SEVERANCE AND FACILITY ACTIONS

During Fiscal 2010 and Fiscal 2009, Dell completed a series of individual cost reduction and facility exit activities designed to enhance operating efficiency and to reduce costs. Dell continued to incur costs related to these activities during the first quarter of Fiscal 2011. As of April 30, 2010, and January 29, 2010, the accrual related to these various cost reductions and efficiency actions was $79 million and $105 million, respectively, and is included in accrued and other liabilities in the Condensed Consolidated Statements of Financial Position.

The following table sets forth the activity related to Dell’s severance and facility actions liability:

	Severance	Facility
	Costs	Actions	Total
	(in millions)
Balance as of January 29, 2010	$78	$27	$105
Severance and facility charges to provision	20	7	27
Cash paid	(48)	(4)	(52)
Other adjustments(a)	(1)	-	(1)

Balance as of April 30, 2010	$49	$30	$79

(a)	Other adjustments relate primarily to foreign currency translation adjustments.

Severance and facility action charges of $57 million and $185 million for the three months ended April 30, 2010, and May 1, 2009, respectively, are composed of the following:

	Three Months Ended
	April 30,	May 1,
	2010	2009
	(in millions)
Severance and facility charges to provision	$27	$175
Accelerated depreciation and other facility charges	30	10

Total severance and facility action costs	$57	$185

Severance and facility action charges are included in cost of net revenue, selling, general and administrative expenses, and research, development, and engineering in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended
	April 30,	May 1,
	2010	2009
	(in millions)
Severance and facility action costs:
Cost of revenue	$29	$65
Selling, general, and administrative	25	120
Research, development, and engineering	3	-

Total severance and facility action costs	$57	$185

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Restricted Cash — As of April 30, 2010, and January 29, 2010, Dell had restricted cash in the amount of $179 million and $147 million, respectively, included in other current assets. These balances primarily relate to an agreement between DFS and CIT Group Inc. (“CIT”), which requires Dell to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to Dell’s private label credit card, and deferred servicing revenue.

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

The following is a discussion of Dell’s significant on-going legal matters and other proceedings:

Investigations and Related Litigation — In August 2005, the SEC initiated an inquiry into certain of Dell’s accounting and financial reporting matters and requested that Dell provide certain documents. The SEC expanded that inquiry in June 2006 and entered a formal order of investigation in October 2006. In August 2006, because of potential issues identified in the course of responding to the SEC’s requests for information, Dell’s Audit Committee, on the recommendation of management and in consultation with PricewaterhouseCoopers LLP, Dell’s independent registered public accounting firm, initiated an independent investigation, which was completed in the third quarter of Fiscal 2008. During the first quarter of Fiscal 2011, Dell learned that, in connection with the SEC investigation, several former Dell employees received “Wells Notices” from the SEC staff, which indicate that the SEC staff has made a preliminary decision to recommend that the SEC commence a civil or administrative action against the recipients of the notices. In connection with ongoing settlement discussions between the company and the SEC staff, the parties have discussed a settlement framework. This settlement would involve a civil injunctive action against the company for alleged violations of certain federal securities laws, including the antifraud provisions of the federal securities laws, relating to certain accounting and financial reporting matters. The settlement would also include non-scienter (negligence) based fraud charges, as well as other non-fraud based charges, relating to the company’s disclosures and alleged omissions prior to Fiscal 2008 regarding certain aspects of its commercial relationship with Intel Corp. Dell has recorded a liability as of April 30, 2010 for a potential settlement of $100 million covering all of these matters. In addition, subsequent to the close of the first quarter of Fiscal 2011, the SEC staff and counsel for Michael Dell, Chairman and Chief Executive Officer of Dell, commenced discussion of a settlement framework. This settlement would include a civil action for alleged violations of the non-scienter (negligence) based fraud provisions of the federal securities laws, as well as other non-fraud based provisions of the federal securities laws, with respect to the company’s disclosures and alleged omissions prior to Fiscal 2008 regarding certain aspects of the company’s commercial relationship with Intel Corp. With respect to Mr. Dell, the remedies under such a settlement would include injunctive and monetary relief, but would not include any bar against his service as an officer and director of a public company. The independent directors of the Board of Directors of Dell have determined that, in the context of such a settlement, Mr. Dell will

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

continue to serve as Chairman and CEO of the company. Discussions concerning the potential settlements involving the company and Mr. Dell are ongoing. Any settlement would be made without admitting or denying the Commission’s allegations. No assurance can be given as to when any settlement might occur or as to the final terms and conditions of any settlement. Any settlement recommended by the SEC staff would be subject to approval by the Commission.

Dell and several of its current and former directors and officers were named as parties to the following outstanding securities lawsuit arising out of the same events and facts.

Securities Litigation — Four putative securities class actions filed between September 13, 2006, and January 31, 2007, in the Western District of Texas, Austin Division, against Dell and certain of its current and former officers were consolidated as In re Dell Securities Litigation, and a lead plaintiff was appointed by the court. The lead plaintiff asserted claims under sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934 based on alleged false and misleading disclosures or omissions regarding Dell’s financial statements, governmental investigations, internal controls, known battery problems and business model, and based on insiders’ sales of Dell securities. This action also included Dell’s independent registered public accounting firm, PricewaterhouseCoopers LLP, as a defendant. On October 6, 2008, the court dismissed all of the plaintiff’s claims with prejudice and without leave to amend. On November 3, 2008, the plaintiff appealed the dismissal of Dell and the officer defendants to the Fifth Circuit Court of Appeals. The appeal was fully briefed, and oral argument on the appeal was heard by the Fifth Circuit Court of Appeals on September 1, 2009. On November 20, 2009, the parties to the appeal entered into a written settlement agreement whereby Dell would pay $40 million to the proposed class and the plaintiff would dismiss the pending litigation. The settlement was preliminarily approved by the District Court on December 21, 2009. The settlement was subject to certain conditions, including opt-outs from the proposed class not exceeding a specified percentage and final approval by the District Court. During the first quarter of Fiscal 2011, the original opt-out period in the notice approved by the Court passed and the specified percentage was not exceeded. Accordingly, Dell accrued $40 million for this settlement during the first quarter of Fiscal 2011. The settlement still requires final approval by the District Court.

Other Litigation — The various legal proceedings in which Dell is involved include commercial litigation and a variety of patent suits. In some of these cases, Dell is the sole defendant but more often Dell is one of a number of defendants in the electronics and technology industries.

NOTE 13 — COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the three months ended April 30, 2010, and May 1, 2009:

	Three Months Ended
	April 30,	May 1,
	2010	2009
	(in millions)
Comprehensive income (loss):
Net income	$341	$290
Change related to hedging instruments, net	13	(358)
Change related to marketable securities, net	(1)	-
Foreign currency translation adjustments	34	(8)

Comprehensive income (loss)	$387	$(76)

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 — INCOME AND OTHER TAXES

Dell’s effective income tax rate was 24.4% for the first quarter of Fiscal 2011, as compared to 29.6% for the same quarter in the prior year. The decrease in Dell’s effective income tax rate for the first quarter of Fiscal 2011 is primarily due to a favorable effective settlement of a tax audit in a foreign jurisdiction. The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 35% principally result from Dell’s geographical distribution of taxable income and differences between the book and tax treatment of certain items. The income tax rate for future quarters of Fiscal 2011 will be impacted by the actual mix of jurisdictions in which income is generated.

Dell is currently under income tax audits in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which Dell is subject include fiscal years 1997 through 2010. As a result of these audits, Dell maintains ongoing discussions and negotiations relating to tax matters with the taxing authorities in these various jurisdictions. Dell’s U.S. federal income tax returns for fiscal years 2007 through 2009 are under examination. The Internal Revenue Service (“IRS”) has issued a Revenue Agent’s Report for fiscal years 2004 through 2006 proposing certain assessments primarily related to transfer pricing matters. Dell disagrees with certain of the proposed assessments and has contested them through the IRS administrative procedures. The first meeting between Dell and the IRS Appeals Division was held in March, 2010. Dell anticipates the appeals process will involve multiple meetings and could take an extended period of time to resolve. Dell believes that it has provided adequate reserves related to all matters contained in tax periods open to examination. However, should Dell experience an unfavorable outcome in this matter, it could have a material impact on its results of operations, financial position, and cash flows. Although the timing of income tax audit resolutions and negotiations with taxing authorities are highly uncertain, Dell does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

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

NOTE 15 — EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Accordingly, certain stock-based incentive awards have been excluded from the calculation of diluted earnings per share totaling 204 million shares and 247 million shares for the first quarters of Fiscal 2011 and Fiscal 2010, respectively.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the computation of basic and diluted earnings per share for the three months ended April 30, 2010, and May 1, 2009:

	Three Months Ended
	April 30,	May 1,
	2010	2009
	(in millions, except per share)
Numerator:
Net income	$341	$290

Denominator:
Weighted-average shares outstanding:
Basic	1,961	1,949
Effect of dilutive options, restricted stock units, restricted stock, and other	12	3

Diluted	1,973	1,952

Earnings per share:
Basic	$0.17	$0.15
Diluted	$0.17	$0.15

NOTE 16 — SEGMENT INFORMATION

Dell’s four global business segments are Large Enterprise, Public, Small and Medium Business (“SMB”), and Consumer. Large Enterprise includes sales of IT infrastructure and service solutions to large global and national corporate customers. Public includes sales to educational institutions, governments, health care organizations, and law enforcement agencies, among others. SMB includes sales of complete IT solutions to small and medium-sized businesses. Consumer includes sales to individual consumers and retailers around the world. The business segments disclosed in the accompanying Condensed Consolidated Financial Statements are based on this organizational structure and information reviewed by Dell’s management to evaluate the business segment results. Dell’s measure of segment operating income for management reporting purposes excludes severance and facility closure expenses, broad based long-term incentives, amortization of intangibles, acquisition-related charges, and accruals for a potential settlement for the SEC investigation as well as a securities litigation class action lawsuit that were accrued during the first quarter of Fiscal 2011.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents net revenue by Dell’s reportable global segments as well as a reconciliation of consolidated segment operating income to Dell’s consolidated operating income:

	Three Months Ended
	April 30,	May 1,
	2010	2009
	(in millions)
Net revenue:
Large Enterprise	$4,246	$3,400
Public	3,856	3,171
Small and Medium Business	3,524	2,967
Consumer	3,248	2,804

Net revenue	$14,874	$12,342

Consolidated operating income:
Large Enterprise	$283	$192
Public	298	293
Small and Medium Business	313	230
Consumer	17	(1)

Consolidated segment operating income	911	714
Severance and facility actions	(57)	(185)
Broad based long-term incentives(a)	(87)	(76)
Amortization of intangible assets	(88)	(39)
Acquisition-related costs(b)	(20)	-
Other(c)	(140)	-

Consolidated operating income	$519	$414

(a)	Broad based long-term incentives include stock-based compensation and other long-term incentives that are not allocated to Dell’s global segments.

(b)	Acquisition-related charges consist primarily of retention payments, integration costs, and consulting fees that are primarily attributable to the acquisition of Perot Systems Corporation.

(c)	Other includes a $100 million accrual for a potential settlement for the SEC investigation and a $40 million securities litigation accrual.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE:  All percentage amounts and ratios were calculated using the underlying data in thousands. Our fiscal year is the 52 or 53 week period ending on the Friday nearest January 31. Unless the context indicates otherwise, references in this management’s discussion and analysis to “we,” “us,” “our” and “Dell” mean Dell Inc. and our consolidated subsidiaries. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 29, 2010, and the consolidated financial statements and related notes included in that report.

OVERVIEW

Our Company

We are a leading integrated technology solutions provider in the information technology (“IT”) industry. We built our reputation through listening to customers and developing solutions that meet customer needs. We are focused on providing long-term value creation through the delivery of customized solutions that make technology more efficient, more accessible, and easy to use. Customer needs are increasingly being defined by how customers use technology rather than where they use it, which is why our businesses are globally organized. Our four global business segments are Large Enterprise, Public, Small and Medium Business (“SMB”), and Consumer. We also refer to our Large Enterprise, Public, and SMB segments as “Commercial.” Our globally organized business units reflect the impact of globalization on our customer base.

Our enterprise solutions include servers, storage, as well as related services, software and peripherals. Client includes mobility, desktop products, and also related services, software and peripherals. Our services include a broad range of configurable IT and business services, including infrastructure technology, consulting and applications, and business process services.

We are focused on improving our core business, shifting our portfolio to higher margin and recurring revenue streams over time, and maintaining a balance of liquidity, profitability, and growth. We consistently focus on generating strong cash flow returns, allowing us to expand our capabilities and acquire new ones. We seek to grow revenue over the long term while improving operating income and cash flow growth. We have three primary strategic initiatives:

•	Offer IT solutions to our customers that are open, capable, and affordable to provide them with flexibility, less complexity, and better value from their IT investments.

•	Optimize our supply chain to simplify our product offerings and align our supply chain initiatives with what customers value most.

•	Enhance our connections to our customers and status as a technology e-commerce online leader through our online initiative.

We have manufacturing locations and relationships with contract manufacturers around the world. We maintain a highly efficient global supply chain, which allows low inventory levels and the efficient use of and return on capital. This combined structure allows us to optimize our global supply chain to best serve our global customer base. To maintain our competitiveness, we continuously strive to improve our products, services, technology, manufacturing, and logistics.

We are continuing to invest in initiatives that will align our new and existing products and services around customers’ needs in order to drive long-term sustainable growth, profitability, and liquidity. Our business model includes selling directly to our customers as well as through distribution channels, such as retail, system integrators, value-added resellers, and distributors, which allows us to reach even more end-users around the world. We are investing resources and are well positioned in emerging countries with an emphasis on Brazil, Russia, India, and China (“BRIC”), where, given stable economic conditions, we expect significant growth to occur over the next several years. We are also creating solutions to meet the preferences and requirements of our diversified global customer base. We will focus our investments to grow our business organically as well as inorganically through alliances and strategic acquisitions.

By successfully executing our strategy and driving greater efficiency and productivity in how we operate, we believe we can help customers grow and thrive.

CONSOLIDATED RESULTS OF OPERATIONS

The following table summarizes the results of our operations for the three months ended April 30, 2010, and May 1, 2009:

	Three Months Ended
	April 30, 2010			May 1, 2009
		% of	%		% of
	Dollars	Revenue	Change	Dollars	Revenue
	(in millions, except per share amounts and percentages)
Net revenue
Products	$12,086	81.3%	18%	$10,232	82.9%
Services, including software related	2,788	18.7%	32%	2,110	17.1%

Total net revenue	$14,874	100.0%	21%	$12,342	100.0%
Gross margin
Products	$1,701	14.1%	18%	$1,446	14.1%
Services, including software related	815	29.2%	13%	722	34.2%

Total gross margin	$2,516	16.9%	16%	$2,168	17.6%
Operating expenses	$1,997	13.4%	14%	$1,754	14.2%
Operating income	$519	3.5%	25%	$414	3.4%
Net income	$341	2.3%	18%	$290	2.3%
Earnings per share diluted	$0.17	N/A	13%	$0.15	N/A

In the first quarter of Fiscal 2011, our net revenue increased 21% year-over-year with increases across all our operating segments. Our Commercial segments, which generated approximately 78% of our revenue during the first quarter of Fiscal 2011, led the increase with 22% in revenue growth. We continue to see indications of strengthening demand across all segments as the global economy continues to recover.

We will continue to focus our efforts on providing IT solutions to our customers in our solutions areas which includes servers and networking, storage, and services. The revenue generated from these categories, including the contributions from Perot Systems Corporation (“Perot Systems”), grew a combined 38% during the first quarter of Fiscal 2011 over the same period in the prior year. We believe these solutions are customized to the needs of users, easy to use, and affordable. We will also continue to improve our client business by simplifying our product offerings, developing next generation capabilities, and enhancing the online buying experience for our customers. Our cost reduction activities over the past several quarters are improving our profitability and operating leverage as revenue growth returns. We expect that the benefits of our strategy will carry throughout Fiscal 2011.

Our recent acquisition of Kace Networks, Inc. (“KACE”) and integration of Perot Systems expands our portfolio of enterprise solutions offerings. The comparability of our results of operations in the first quarter of Fiscal 2011 compared with the same period in Fiscal 2010 is impacted by these acquisitions, primarily Perot Systems. See our Services discussion under “Revenue by Product and Services Categories” below for a comparison of Dell’s first quarter Fiscal 2011 services revenue to the prior year’s results of Dell services and Perot Systems.

Revenue

Product Revenue — Product revenue increased year-over-year by 18% for the first quarter of Fiscal 2011. Our product revenue performance is primarily attributable to an increase in unit shipments of 20% due to improved customer demand.

Services Revenue, including software related — Services revenue increased year-over-year by 32% for the first quarter of Fiscal 2011. Our services revenue performance is attributable to a 53% year-over-year increase in services and an increase of 3% in software related revenue during the first quarter of Fiscal 2011. The increase in services revenue is primarily attributable to our integration of Perot Systems.

Overall, our average selling price (total revenue per unit sold) during the first quarter of Fiscal 2011 remained relatively flat year-over-year. We experienced pricing pressure on our client offerings, offset by the addition of Perot Systems, which generates services revenue that is not always accompanied with hardware sales. Over time, as we continue to migrate to a higher mix of non-attached services, average selling price will become less meaningful.

Revenue for the U.S. during the first quarter of Fiscal 2011 increased 21% over the same period last year. Revenue outside the U.S. represented approximately 48% of net revenue for the first quarter of Fiscal 2011, and grew 20% year-over-year, led by a 60% increase in BRIC revenue. Revenue from BRIC has been increasing sequentially since the fourth quarter of Fiscal 2009 and now represents 12% of our total revenue. We are continuing to expand into these and other emerging countries that represent the vast majority of the world’s population, tailor solutions to meet specific regional needs, and enhance relationships to provide customer choice and flexibility.

We manage our business on a U.S. Dollar basis and utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time. As a result of our hedging programs, the impact of currency movements was not material to our total revenue for the first quarter of Fiscal 2011.

Gross Margin

The following table presents information regarding our gross margin during the three months ended April 30, 2010, and May 1, 2009:

	Three Months Ended
	April 30, 2010			May 1, 2009
		% of	%		% of
	Dollars	Revenue	Change	Dollars	Revenue
	(in millions, except percentages)
Gross margin
Products	$1,701	14.1%	18%	$1,446	14.1%
Services, including software related	815	29.2%	13%	722	34.2%

Total gross margin	$2,516	16.9%	16%	$2,168	17.6%

Products — During the first quarter of Fiscal 2011, products gross margin increased in absolute dollars year-over-year, while gross margin percentage remained flat. The increase in gross margin dollars is attributable to increased demand.

Services, including software related — During the first quarter of Fiscal 2011, our services gross margin increased in absolute dollars compared to the prior year, though our gross margin percentage decreased by five percentage points to 29.2%. The decrease in gross margin percentage for services, including software related, is primarily due to the higher mix of stand-alone services offerings by Perot Systems. Our services, including software related gross margin rate is driven by our extended warranty sales, offset by lower margin categories such as software, consulting, and managed services. Our extended warranty services are more profitable because we sell extended warranty offerings directly to customers instead of selling through a distribution channel. We have a service support structure that allows us to favorably manage our fixed costs.

We continue to experience industry-wide global pricing pressures, increased competition, compressed product life cycles, and increases in the cost of raw materials and outside manufacturing services. We expect to see upward pressure on certain component costs for the remainder of Fiscal 2011. In response, we will adjust our pricing strategy and continue our shift towards a variable cost manufacturing model with the goal of optimizing growth and profitability. Approximately 53% of our production volume is now processed through contract manufacturers.

Due to our continued migration towards a more variable cost manufacturing model, we continue to incur certain severance and facility action costs. During the first quarter of Fiscal 2011, the cost of these actions was $57 million, of which approximately $29 million affected gross margin. Comparatively, for the first quarter Fiscal 2010, the cost of these actions was $185 million, of which approximately $65 million affected gross margin. While we believe that we have completed a significant portion of our manufacturing transformation, we expect to implement additional cost reduction measures depending on a number of factors, including end-user demand, capabilities, and our continued simplification of our supply and logistics chain. Additional cost reduction measures may include selected headcount reductions, as well as other cost reduction programs. See Note 11 of the Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information on severance and facility action costs.

As we continue to evolve our inventory and manufacturing business model to drive cost efficiencies, we continuously negotiate with our suppliers in a variety of areas, including availability of supply, quality, and cost. These real-time continuous supplier negotiations support our business structure, which is able to respond quickly to changing market conditions due to our customer-facing model. Such negotiations are focused on achieving the lowest net cost of our various components, independent of the pricing strategies used by our supplier base. Because of the fluid nature of these ongoing negotiations, the timing and amount of supplier discounts and rebates will vary from time to time. We monitor our suppliers’ net cost, including vendor funding programs, and work to mitigate any disruptions or price disadvantages caused by changes in our supplier programs, which may include adjusting our selling prices based on varying net cost levels. In addition, we have pursued legal action against certain vendors and are currently involved in negotiations with other vendors regarding their pricing practices. During the first quarter of Fiscal 2011, we negotiated a settlement with one vendor and expect to have additional settlements in future quarters. The settlement during the first quarter of Fiscal 2011 had a minimal impact on our gross margin. These discounts, rebates, and settlements are allocated to the segments based on a variety of factors, including strategic initiatives to drive certain programs.

We will continue to invest in initiatives that align our new and existing products and services with customers’ needs, particularly for enterprise products and solutions. As we shift our focus more to enterprise solutions and services, we believe the improved mix of higher margin sales will positively impact our gross margin over time.

Operating Expenses

Our cost reduction activities over the past several quarters are improving operating leverage as revenue growth is returning. Our operating expenses as a percentage of net revenue declined 80 basis points year-over-year during the first quarter of Fiscal 2011. The following table summarizes our operating expenses for the three months ended April 30, 2010, and May 1, 2009:

	Three Months Ended
	April 30, 2010			May 1, 2009
		% of	%		% of
	Dollars	Revenue	Change	Dollars	Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$1,830	12.3%	13%	$1,613	13.1%
Research, development, and engineering	167	1.1%	18%	141	1.1%

Operating expenses	$1,997	13.4%	14%	$1,754	14.2%

•	Selling, General, and Administrative — During the first quarter of Fiscal 2011, selling, general and administrative (“SG&A”) expenses increased year-over-year, while SG&A expenses as a percentage of revenue decreased. The increase in SG&A expenses is primarily due to increases in compensation-related expenses of approximately $108 million due to an increase in headcount resulting from our acquisitions. In addition, during the first quarter of Fiscal 2011, Dell accrued $100 million for a potential settlement of the SEC investigation and $40 million for a securities litigation class action lawsuit that was filed against Dell during Fiscal 2007. See Note 12 to Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for more information on legal matters. The decrease in SG&A expenses as a percentage of revenue is largely due to improved general spending controls resulting in better operating leverage.

SG&A expenses related to headcount and infrastructure reductions through our on-going cost optimization efforts were $25 million for the first quarter of Fiscal 2011 compared to $120 million for the same period in the prior year. SG&A expenses for Fiscal 2011 also included approximately $19 million of costs related to our acquisitions, primarily integration costs related to Perot Systems.

•	Research, Development, and Engineering — During the first quarter of Fiscal 2011, research, development and engineering (“RD&E”) expenses remained approximately 1% of revenue, consistent with the prior year. We manage our research, development, and engineering spending by targeting those innovations and products that we believe are most valuable to our customers and by relying upon the capabilities of our strategic relationships. We will continue to invest in RD&E activities to support our growth and to provide for new, competitive products.

Operating and Net Income

•	Operating Income — Operating income increased $105 million or 25% during the first quarter of Fiscal 2011 primarily due to an increase in gross margin dollars of 16%. A 14% year-over-year increase in operating expenses during the first quarter of Fiscal 2011 negatively impacted operating income, while operating expenses as a percentage of revenue decreased slightly during the same period.

•	Net Income — Net income increased year-over-year by 18% to $341 million for the first quarter of Fiscal 2011. Net income was impacted by increases in operating income and a lower effective tax rate from 29.6% to 24.4%, and offset by higher interest expenses. See “Income and Other Taxes” and “Interest and Other, net” sections below for discussions of our effective tax rates and interest and other, net.

Segment Discussion

Our four global business segments are Large Enterprise, Public, Small and Medium Business, and Consumer.

Severance and facility action expenses, broad based long-term incentive expenses, amortization of purchased intangible assets costs, acquisition-related expenses, and accruals for a potential settlement of the SEC investigation as well as a securities litigation class action lawsuit that were accrued during the first quarter of Fiscal 2011, are not allocated to the reporting segments as management does not believe that these items are reflective of the underlying operating performance of the reporting segments. These costs totaled $392 million in the first quarter of Fiscal 2011 and $300 million in the first quarter of Fiscal 2010. See Note 16 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information and reconciliation of segment revenue and operating income to consolidated revenue and operating income.

The following table summarizes our revenue and operating income by reportable global segments:

	Three Months Ended
	April 30, 2010			May 1, 2009
		% of	%		% of
	Dollars	Revenue(a)	Change	Dollars	Revenue(a)
	(in millions, except percentages)
Large Enterprise
Net revenue	$4,246	28%	25%	$3,400	27%
Operating income	283	7%	47%	192	6%
Public
Net revenue	$3,856	26%	22%	$3,171	26%
Operating income	298	8%	2%	293	9%
Small and Medium Business
Net revenue	$3,524	24%	19%	$2,967	24%
Operating income	313	9%	36%	230	8%
Consumer
Net revenue	$3,248	22%	16%	$2,804	23%
Operating income	17	1%	NM	(1)	0%

(a)	Operating income percentage of revenue is stated in relation to the respective segment.

•	Large Enterprise — The increase in Large Enterprise’s revenue for the first quarter of Fiscal 2011 compared to the first quarter of Fiscal 2010 is mainly attributed to improved demand. Many of our customers, who delayed or canceled IT projects as a result of the economic slowdown, are beginning to resume IT spending. Unit shipments increased 28% and average selling prices decreased slightly by 3%. The decrease in average selling prices was driven by pricing pressures in mobility and desktop products. Large Enterprise experienced year-over-year increases in revenue across all product lines, except storage, during the first quarter of Fiscal 2011. Revenue from servers led the increase in revenue for Large Enterprise with a 61% year-over-year increase for the first quarter of Fiscal 2011. Services also had a significant increase in revenue of 44% year-over-year largely due to the integration of Perot Systems. Demand for our client products has increased, with desktops PCs and mobility increasing 22% and 14% respectively. Due to improved global economic conditions, revenue increased year-over-year across all regions, with the Americas and the Asia-Pacific regions leading the increases.

During the first quarter of Fiscal 2011, operating income percentage increased 100 basis points year-over-year to 6.7% mostly driven by tighter spending controls that resulted in operating expenses as a percentage of revenue to decrease.

•	Public — During the first quarter of Fiscal 2011, Public experienced a year-over-year increase in revenue, which is primarily attributable to a significant increase in services revenue as a result of our integration of Perot Systems. Public’s revenue increased across all other product categories, led by services revenue, with a 122% increase over the same period in the prior year. Excluding the impact of Perot Systems, demand was relatively flat, as demand from our U.S. federal government and Europe based customers was muted.

For the first quarter of Fiscal 2011, operating income percentage decreased 150 basis points from the same period last year to 7.7%, while operating income dollars remained relatively flat with a 2% increase. Operating income percentage was negatively impacted by a year-over-year decrease in gross margin percentage as our services portfolio mix shifted to lower margin categories. Operating expenses as a percentage of net revenue did not change for the first quarter Fiscal 2011 in comparison to the first quarter of Fiscal 2010.

•	Small and Medium Business — During the first quarter of Fiscal 2011, SMB experienced a year-over-year increase in revenue due to improved demand. SMB unit shipments increased 29%, while average selling prices decreased 8%. SMB experienced double digit percentage increases across all product lines, led by 27% and 23% increases in servers and networking, and desktop PCs, respectively. The improved demand environment is a major contributor to the increase in revenue for SMB.

Operating income percentage increased 120 basis points year-over-year to 8.9% and operating income dollars increased 36% for the first quarter of Fiscal 2011, largely due to tighter spending controls that resulted in operating expenses as a percentage of revenue to decrease.

•	Consumer — The increase in Consumer’s revenue growth during the first quarter of Fiscal 2011 is largely due to improved demand. We expanded our global retail presence over the prior year and now reach approximately 60,000 retail locations worldwide, compared to 30,000 at the end of the first quarter of Fiscal 2010. Our global retail expansion has expanded our customer base. During the first quarter of 2011, units sold increased 20%, while average selling prices decreased 4%. The decline in average selling prices is mainly due to growth in retail as well as a shift in mix to lower priced products. Mobility had the most significant increase in revenue with a 26% increase over the first quarter of Fiscal 2010. The continued shift in consumer preference from desktops to notebooks has contributed to our mobility unit growth. The reduction in mobility average selling prices is mainly attributable to our expansion into retail coupled with a demand shift from higher to lower priced notebooks. At a country level, our targeted BRIC revenue grew 95% year-over-year for the first quarter of Fiscal 2011.

Consumer’s operating income percentage increased approximately 50 basis points year-over-year to 0.5%. Operating expenses as a percentage of revenue decreased during the first quarter of Fiscal 2011 as compared to the first quarter of Fiscal 2010, even though operating expenses remained flat year-over-year. During the first quarter of Fiscal 2011, we combined Consumer and SMB under a single leadership team to reduce overall costs, though we are continuing to manage and report the two segments separately. As we work to improve profitability, we continue to monetize aspects of the consumer business model with arrangements with vendors and suppliers, such as revenue sharing arrangements, which we believe will continue to contribute to and improve Consumer’s operating income over time. We expect the operating income percentage for Consumer to be in the 1% - 2% range, as we balance profitability with growth.

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

The following table summarizes our net revenue by product and service categories for the three months ended April 30, 2010, and May 1, 2009:

	Three Months Ended
	April 30, 2010			May 1, 2009
		% of	%		% of
	Dollars	Revenue	Change	Dollars	Revenue
	(in millions, except percentages)
Net revenue:
Enterprise Solutions:
Servers and networking	$1,785	12%	39%	$1,286	10%
Storage	554	4%	4%	534	4%
Services	1,891	13%	53%	1,238	10%
Software and peripherals	2,496	17%	11%	2,246	18%
Client:
Mobility	4,563	30%	18%	3,875	32%
Desktop PCs	3,585	24%	13%	3,163	26%

Net revenue	$14,874	100%	21%	$12,342	100%

Enterprise Solutions

Servers and Networking — The increase in our server and networking revenue during the first quarter of Fiscal 2011 as compared to the first quarter of Fiscal 2010 was due to demand improvements across all Commercial segments and regions. Unit shipments increased 30% year-over-year, and average selling prices increased 7% year-over-year, driven by improved product mix toward our new product lines. Our cloud computing servers contributed approximately 30% of the year-over-year dollar increase in server revenue. We are continuing to introduce new products such as our cloud optimized PowerEdge-C servers, and we were the first to market with Nehalem EX servers to help our customers realize better overall system performance and improve energy efficiency.

Storage — During the first quarter of Fiscal 2011, Public and SMB both had year-over-year increases in storage revenue, while Large Enterprise experienced a slight decrease. Dell EqualLogictm continues to perform strongly, with year-over-year revenue growth of 78%. We are shifting towards more Dell-branded and co-branded storage offerings, which generally can be sold with service solutions and provide increased margin opportunity. During the first quarter of Fiscal 2011, we introduced new open and easy-to-manage storage products such as the Dell DX Object Storage Solution designed for enterprise content management and data archiving, the Dell | EMC NS Series addressing the unified storage market, and the Dell | EMC DD Series (Data Domain) backup-to-disk de-duplication solution.

Services — Services offerings include infrastructure technology, consulting and applications, and business process services. Services revenue increased by $653 million year-over-year during the first quarter of Fiscal 2011, with revenue from Perot Systems contributing a large proportion of the increase. Perot Systems’ reported revenue for the three months ended March 31, 2009, was $621 million. Combining the results of Perot Systems revenue for the three months ended March 31, 2009, with Dell Services revenue for the three months ended May 1, 2009, does not take into consideration intercompany charges nor anticipated synergies or other effects of the integration of Perot Systems. Perot Systems’ March 31, 2009, results are presented for informational purposes only and are not indicative of the results that actually would have occurred if the acquisition was completed at the beginning of Fiscal 2010, nor are they indicative of future results.

The integration of Perot Systems primarily impacts our Public and Large Enterprise segments. We continue to view services as a strategic growth opportunity and will continue to invest in our offerings and resources focused on increasing our solutions sales. The dynamics of our services business will continue to change as we integrate Perot Systems. With Perot Systems, we have extended our services business further into infrastructure business process outsourcing, consulting, and application development as well as our overall customer base. We also anticipate expanding our existing managed and modular services businesses.

Our deferred service revenue balance increased 8% year-over-year to $6.1 billion at April 30, 2010, primarily due to an increase in up-sell service offerings.

Software and Peripherals — Revenue from sales of software and peripherals (“S&P”) is derived from sales of Dell-branded printers, monitors (not sold with systems), projectors, keyboards, mice, docking stations, and a multitude of third-party peripherals including LCD televisions, cameras, stand-alone software sales and related support services, and other products. The increase in S&P revenue was driven by overall customer unit shipment increases due to improvements in demand in displays, imaging products, and electronics, which experienced a combined year-over-year revenue increase of 15% for the first quarter of Fiscal 2011. All segments experienced year-over-year revenue increases during the first quarter of Fiscal 2011.

Software revenue from our S&P line of business, which includes software license fees and related post-contract customer support, is included in services revenue, including software related on the Condensed Consolidated Statements of Income. Software and related support services revenue represents 32% and 41% of services revenue, including software related during the first quarter of Fiscal 2011, and Fiscal 2010, respectively.

Client

Mobility — Revenue from mobility products (which include notebook computers, mobile workstations, and smartphones) increased during the first quarter of Fiscal 2011 due to demand improvements, offset in part by an industry mix shift to lower priced mobility product offerings. Mobility units increased 27% year-over-year. Overall, Consumer mobility revenue increased 26% year-over-year and Commercial increased 12%. We believe the on-going demand trend towards mobility products will continue, and we plan to address this demand by expanding our product platforms to cover broader feature sets and price bands, like our new Vostro 3000 series laptop computers, the Dell Precision M4500 mobile workstations, and our new additions to our Dell Latitude E-family of laptops.

Desktop PCs — During the first quarter of Fiscal 2011, revenue from desktop PCs (which include desktop computer systems and workstations) increased as unit demand for desktop PCs increased by 12%. The average selling price for our desktop computers has remained relatively flat year-over-year. The increase in demand was driven by our Large Enterprise and SMB customers, with 27% and 20% increases year-over-year, respectively. In the consumer marketplace, we are continuing to see rising end-user demand for mobility products, which moderates the demand for desktop PCs. The unit demand for desktop PCs declined 2% while mobility units increased 29% year-over-year for our Consumer customers. During the first quarter of Fiscal 2011, we introduced new desktop computers with AMD Vision technology, as well as our new Dell OptiPlex 980 commercial desktop.

Interest and Other, Net

The following table provides a detailed presentation of interest and other, net for the three months ended April 30, 2010, and May 1, 2009:

	Three Months Ended
	April 30,	May 1,
	2010	2009
	(in millions)
Interest and other, net:
Investment income, primarily interest	$8	$21
Gains on investments, net	-	1
Interest expense	(47)	(29)
Foreign exchange	(30)	-
Other	1	5

Interest and other, net	$(68)	$(2)

We continued to maintain a portfolio of instruments with shorter maturities, which typically carry lower market yields. Market yields on short-term instruments declined year-over-year resulting in lower investment income. Increased debt levels to $4.7 billion as of April 30, 2010, compared to $2.5 billion as of May 1, 2009, resulted in increased interest expense. The year-over-year increase in foreign exchange for the first quarter of Fiscal 2011, as compared to the same period in the prior year, is primarily due to revaluation of certain unhedged foreign currency balances resulting from recent currency volatility, particularly the Euro, as it weakened relative to the U.S. dollar.

Income and Other Taxes

Our effective income tax rate was 24.4% and 29.6% for the first quarter of Fiscal 2011 and Fiscal 2010, respectively. The decrease in our effective income tax rate for the first quarter of Fiscal 2011 is primarily due to the favorable effective settlement of a tax audit in a foreign jurisdiction. For the Fiscal 2011 year, we estimate our effective annual tax rate, including the effect of this favorable settlement to be approximately 27%. The difference between the estimated effective income tax rate and the U.S. federal statutory rate of 35% principally results from our geographical distribution of taxable income and differences between the book and tax treatment of certain items. The income tax rate for future quarters of Fiscal 2011 will be impacted by the actual mix of jurisdictions in which income is generated.

We take certain non-income tax positions in the jurisdictions in which we operate and have received certain non-income tax assessments from some of these jurisdictions. We are also involved in related non-income tax litigation matters in various jurisdictions. These jurisdictions include Brazil, where we are in litigation with the government over the proper application of transactional taxes to warranties and software related to the sale of computers, as well as over the appropriate use of state statutory incentives to reduce the transactional taxes. Tax litigation in Brazil has historically taken multiple years to resolve. While we believe we will ultimately prevail in the Brazilian courts, we have also negotiated certain tax incentives with the state that can be used to offset potential tax liabilities should the courts rule against us. The incentives are based upon maintaining a certain number of jobs within the state. In the first quarter of Fiscal 2011, pursuant to Brazilian law, we pledged our manufacturing facility in Hortolandia, Brazil to the government. The pledge was made as security for payment of an assessment for an adverse preliminary ruling on one of three cases pending with the government of Brazil. This pledge allows us to defend against the assessment and continue business with the Brazilian government while the appeal is pending. The manufacturing facility has an appraised value of approximately $60 million.

We continue to believe our positions are supportable, a liability is not probable, that we will ultimately prevail, and that a risk of disruption to our Brazilian manufacturing operations is remote. In the normal course of business, our positions and conclusions related to our non-income taxes could be challenged and assessments may be made. To the extent new information is obtained and our views on our positions, probable outcomes of assessments, or litigation change, changes in estimates to our accrued liabilities would be recorded in the period in which the determination is made.

CONTINGENCIES

Our future operating results may be adversely affected by the terms and effects of unfavorable resolutions of various pending claims, suits, legal proceedings and investigations described in Note 12 of Notes to Condensed Consolidated Financial Statements, including the previously reported SEC investigation into certain financial reporting and disclosure matters. Dell continues to cooperate with the SEC investigation and to engage in discussions with the SEC staff regarding a potential settlement of the matter which would include the imposition of monetary penalties and other relief within the SEC’s authority. These discussions have progressed and, as a result, Dell recorded a liability for potential settlement of $100 million as of April 30, 2010. While we have determined that a liability should be recorded, our discussions with the SEC staff are ongoing, and no assurance can be given as to the ultimate outcome of this matter, including when any settlement might occur, or the terms or conditions of any settlement, or the potential impact of any resolution of this matter on our business.

ACCOUNTS RECEIVABLE

We sell products and services directly to customers and through a variety of sales channels, including a retail distribution network. At April 30, 2010, our gross accounts receivable balance was $6.0 billion, a slight increase of 0.5% from our balance at January 29, 2010. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on specific identifiable customer accounts that are deemed at risk and general historical bad debt experience. As of April 30, 2010, and January 29, 2010, the allowance for doubtful accounts was $103 million and $115 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

FINANCING RECEIVABLES

At April 30, 2010, and January 29, 2010, our net financing receivables balances were $3.7 billion and $3.0 billion, respectively. The increase was primarily the result of the consolidation of two previously nonconsolidated SPEs as discussed below. We expect some growth in financing receivables to continue throughout Fiscal 2011. To manage the growth in financing receivables, we will continue to balance the use of our own working capital and other sources of liquidity, including securitization programs. Starting in the first quarter of Fiscal 2011, CIT, formerly a joint venture partner of DFS, is no longer funding DFS financing receivables.

During the first quarter of Fiscal 2011, we continued to transfer certain customer financing receivables to SPEs in securitization transactions. The purpose of the SPEs is to facilitate the funding of customer receivables through financing arrangements with multi-seller conduits that issue asset-backed debt securities in the capital markets. During the three months ended April 30, 2010, and May 1, 2009, we transferred $496 million and $233 million, respectively, to these SPEs. Our risk of loss related to these securitized receivables is limited to the amount of our over-collateralization in the transferred pool of receivables. We have a securitization program to fund revolving loans through a consolidated SPE, which we account for as a secured borrowing. Additionally, as of January 29, 2010, the two SPEs that funded fixed-term leases and loans were not consolidated. As of the beginning of the first quarter of Fiscal 2011, we adopted the new accounting guidance that requires us to apply variable interest entity accounting to these special purpose entities and therefore, consolidated the two remaining nonconsolidated SPEs. The impact of the adoption resulted in a decrease to beginning retained earnings for Fiscal 2011 of $13 million. There was no impact to our results of operations or our cash flows upon adoption of the new accounting guidance. Starting in the first quarter of Fiscal 2011, we account for these fixed-term securitization programs as secured borrowings. At April 30, 2010 and January 29, 2010, the structured financing debt related to all of our secured borrowing securitization programs was $830 million and $164 million, respectively, and the carrying amount of the corresponding financing receivables was $1.2 billion and $0.3 billion, respectively.

We maintain an allowance to cover expected financing receivable credit losses and we evaluate credit loss expectations based on our total managed portfolio. For the periods ended April 30, 2010, and January 29, 2010, the annualized principal charge-off rate for our managed portfolio was 7.6% and 8.2%, respectively. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. At April 30, 2010, and January 29, 2010, the allowance for financing receivable losses was $285 million and $237 million, respectively. In general, we are seeing improving loss rates associated with our financing receivables as the economy strengthens. The increase in the allowance is primarily due to the incremental allowance from the consolidation of variable interest entities and an additional allowance related to assets that were included in a qualified special purpose entity and consolidated during the second quarter of Fiscal 2010, which have liquidated slower than what was originally anticipated. Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

The Credit Card Accountability, Responsibility, and Disclosure Act of 2009 was signed into U.S. law on May 22, 2009, and will affect the consumer financing provided by DFS. This Act will impose new restrictions on credit card companies in the areas of marketing, servicing, and pricing of consumer credit accounts. We do not expect the changes will substantially alter how consumer credit is offered to our customers or how their accounts will be serviced. Commercial credit is unaffected by the change in law. A majority of the provisions of the law are now in effect, with additional provisions becoming effective in August 2010. We expect to be compliant with future regulations by the established deadlines. Some of the future regulations, including changes to rules relating to late fees, are subject to additional clarification. We do not expect the impact of these pending changes to be material to our financial results in future periods.

See Note 5 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information about our financing receivables.

OFF-BALANCE SHEET ARRANGEMENTS

With the consolidation of our previously nonconsolidated special purpose entities, we no longer have off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL COMMITMENTS

Current Market Conditions

We regularly monitor economic conditions and associated impacts on the financial markets and our business. Though there were signs of improvement in the global economic environment during the first quarter of Fiscal 2011, we continue to be cautious given the volatility associated with international sovereign economies. We continue to evaluate the financial health of our supplier base, carefully manage customer credit, diversify counterparty risk, and monitor the concentration risk of our cash and cash equivalents balances globally. Additionally, we maintain a conservative investment portfolio with shorter duration and high quality assets.

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

See “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2010, for further discussion of risks associated with instability in the financial markets as well as our use of counterparties. We believe that no significant concentration of credit risk exists for our investments. The impact on our Condensed Consolidated Financial Statements of any credit adjustments related to these counterparties has been immaterial.

Liquidity

We ended the first quarter of Fiscal 2011 with $11.6 billion in cash, cash equivalents, and investments compared to $10.7 billion at the end of the first quarter of Fiscal 2010. Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the U.S. Amounts held outside of the U.S. could be repatriated to the U.S., unless limited by local regulations. Where local regulations limit an efficient intercompany transfer of funds, we will continue to utilize these amounts for local liquidity needs. Under current law, balances available to be repatriated would be subject to U. S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered permanently reinvested outside of the U.S. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations where it is needed. Our non-U.S. domiciled cash and investments are generally denominated in the U.S. dollar.

We have an active working capital management team that monitors the efficiency of our balance sheet by evaluating liquidity under various macroeconomic and competitive scenarios. These scenarios quantify risks to the financial statements and provide a basis for actions necessary to ensure adequate liquidity. During the first quarter of Fiscal 2011, we repurchased $200 million of our shares and continued to monitor and prioritize capital expenditures and other discretionary spending.

Cash generated from operations is our primary source of operating liquidity and we believe that internally generated cash flows are sufficient to support business operations. We expect to continue to grow our business through strategic acquisitions, which will impact our future cash requirements and liquidity. We utilize external capital sources, such as notes and other term debt, commercial paper, or structured financing arrangements, to supplement our internally generated sources of liquidity as necessary. Outstanding as of April 30, 2010, was $3.3 billion in principal on long-term notes, $410 million in commercial paper, and $830 million in structured financing debt. In November 2008, we filed a shelf registration statement with the SEC for debt securities. The amount of debt securities issued under this registration statement at any point in time will be established by our Board of Directors.

The following table contains a summary of our Condensed Consolidated Statements of Cash Flows for the respective periods:

	Three Months Ended
	April 30,	May 1,
	2010	2009
	(in millions)
Net change in cash from:
Operating activities	$238	$761
Investing activities	(360)	131
Financing activities	(254)	485
Effect of exchange rate changes on cash and cash equivalents	(4)	(38)

Net increase in cash and cash equivalents	$(380)	$1,339

Operating Activities — Cash flows from operating activities were $238 million during the first quarter of Fiscal 2011 compared to $761 million during the first quarter of Fiscal 2010. The decrease in operating cash flows was primarily led by unfavorable changes in working capital, and the timing of settlement of favorable foreign exchange contracts during the first quarter of Fiscal 2010, the effects of which were partially offset by the increase in net income. See “Key Performance Metrics” below for additional discussion of our cash conversion cycle.

Investing Activities — Cash used in investing activities during the first quarter of Fiscal 2011 was $360 million as compared to cash provided of $131 million during the first quarter of Fiscal 2010. Investing activities consist of the net of maturities and sales and purchases of investments; net capital expenditures for property, plant, and equipment; and net cash used to fund strategic acquisitions. During the first quarter of Fiscal 2011, net cash used for investment activities was $181 million, as compared to a net cash sourced of $214 million during the first quarter of Fiscal 2010 due to a shift from cash equivalents to short-term investments. Cash used to fund strategic acquisitions, net of cash acquired, was approximately $133 million during the first quarter of Fiscal 2011, primarily related to the acquisition of KACE, compared to $3 million during the first quarter of Fiscal 2010.

Financing Activities — Cash used in financing activities during the three months ended April 30, 2010, was $254 million as compared to cash provided of $485 million during the three months ended May 1, 2009. Financing activities primarily consist of proceeds and repayments from borrowings and the repurchase of our common stock. The year-over-year decrease in cash provided by financing activities was mainly due to net proceeds from issuance of long-term debt of $497 million during the first quarter of Fiscal 2010 and a share repurchase of 12 million shares for $200 million during the first quarter of Fiscal 2011. The amount of shares repurchased during the first quarter of

Fiscal 2010 was immaterial to financing activities. We expect to repurchase an additional amount of shares throughout Fiscal 2011.

Due to the overall strength of our financial position, we believe that we will have adequate access to capital markets. We intend to maintain the appropriate debt levels based upon cash flow expectations, the overall cost of capital, cash requirements for operations, and discretionary spending, including for acquisitions and share repurchases.

As of April 30, 2010, we had a $1.5 billion commercial paper program enabling us to obtain attractive short-term borrowings. Subsequent to April 30, 2010, Dell entered into a new agreement to expand Dell’s commercial paper program to $2 billion. Dell has $2 billion of senior unsecured revolving credit facilities supporting the commercial paper program. Our $2 billion of credit facilities consist of two agreements with $1 billion expiring on June 1, 2011, and the remaining $1 billion expiring on April 2, 2013.

During the first quarter of Fiscal 2011, we issued commercial paper with original maturities of less than 90 days and we continue to be active in the commercial paper market by issuing short-term borrowings to augment our liquidity as needed. As of April 30, 2010, and May 1, 2009, we had $410 million and $100 million, respectively, in outstanding commercial paper.

We issued structured financing-related debt to fund our financing receivables as previously discussed in the “Financing Receivables” section above. The total debt capacity of our securitization programs is $1.1 billion, which we expect to be adequate to fund expected securitization activities during Fiscal 2011. As of April 30, 2010, we had $830 million in outstanding structured financing-related debt.

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

See the debt section in Note 6 of the Notes to Condensed Consolidated Financial Statements under “Part I — Item 1 Financial Statements” for further discussion of our debt.

Key Performance Metrics — Our cash conversion cycle for the fiscal quarter ended April 30, 2010, improved from the fiscal quarter ended May 1, 2009. Our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

The following table presents the components of our cash conversion cycle for the three months ended April 30, 2010, and May 1, 2009:

	Three Months Ended
	April 30,	May 1,
	2010	2009
Days of sales outstanding(a)	38	34
Days of supply in inventory(b)	9	7
Days in accounts payable(c)	(83)	(69)

Cash conversion cycle	(36)	(28)

(a)	Days of sales outstanding (“DSO”) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average net revenue per day for the current quarter (90 days). At April 30, 2010, and May 1, 2009, DSO and days of customer shipments not yet recognized were 35 and 3 days, and 31 and 3 days, respectively.

(b)	Days of supply in inventory (“DSI”) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and most recent quarterly cost of sales for each period. DSI is calculated by dividing inventory by average cost of goods sold per day for the current quarter (90 days).

(c)	Days in accounts payable (“DPO”) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold per day for the current quarter (90 days).

Our cash conversion cycle improved eight days at April 30, 2010, from May 1, 2009, driven by a 14 day improvement in DPO, which was partially offset by a four day increase in DSO and a two day increase in DSI. The improvement in DPO from May 1, 2009, was attributable to our ongoing transition to contract manufacturing, further standardization of vendor agreements, and timing of supplier purchases and payments during the first quarter of Fiscal 2011 as compared to same period of Fiscal 2010. The increase in DSO from May 1, 2009, was primarily attributable to growth in customer receivables with longer payment terms. The increase in DSI from May 1, 2009, was primarily attributable to an increase in strategic materials purchases and finished goods inventory.

We defer the cost of revenue associated with customer shipments not yet recognized as revenue until they are delivered. These deferred costs are included in our reported DSO because we believe this reporting results in a more accurate presentation of our DSO and cash conversion cycle. These deferred costs are recorded in other current assets in our Condensed Consolidated Statements of Financial Position and totaled $465 million and $409 million, at April 30, 2010, and May 1, 2009, respectively.

We believe that we can generate cash flow from operations in excess of net income over the long term and can operate our cash conversion cycle at negative mid-thirty days or better.

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

Capital Expenditures — During the three months ended April 30, 2010, and May 1, 2009, we spent $46 million and $80 million, respectively, on property, plant, and equipment primarily on our global expansion efforts and infrastructure investments in order to support future growth. Product demand, product mix, and the increased use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Capital expenditures for Fiscal 2011, related to infrastructure refreshment and strategic initiatives, are currently expected to reach approximately $500 million. These expenditures are expected to be funded from our cash flows from operating activities.

Restricted Cash — As of April 30, 2010, and January 29, 2010, we have restricted cash in the amount of $179 million and $147 million, respectively, included in other current assets. These balances primarily relate to an agreement between DFS and CIT, which requires us to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to our private label credit card, and deferred servicing revenue.

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

For a description of our market risks, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2010. Our exposure to market risks has not changed materially from the description in the Annual Report on Form 10-K.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2010.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the first quarter of Fiscal 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is set forth under the caption “Legal Matters” in Note 12 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements,” and is incorporated by reference into this Item 1 of Part II of this report.

Additional information on Dell’s commitments and contingencies can be found in Dell’s Annual Report on Form 10-K for the fiscal year ended January 29, 2010.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2010, could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF COMMON STOCK

Share Repurchase Program

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. The following table sets forth information regarding our repurchases or acquisitions of common stock during the first quarter of Fiscal 2011 and the remaining authorized amount for future purchases under our share repurchase program:

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares That
			Purchased	May Yet Be
	Total		as Part of	Purchased
	Number	Weighted	Publicly	Under the
	of	Average	Announced	Announced
	Shares	Price Paid	Plans or	Plans or
Period	Purchased(a)	per Share	Programs(b)	Programs(b)
(in millions, except average price paid per share)
January 30, 2010 through February 26, 2010	-	N/A	-	$4,543
February 27, 2010 through March 26, 2010	2	$14.51	2	$4,509
March 27, 2010 through April 30, 2010	10	$16.49	10	$4,343

Total	12	$16.12	12

(a)	Includes 683 shares withheld to cover employee tax obligations for restricted stock awards vested during quarter ended April 30, 2010 at an average price of $13.68 per share.

(b)	On December 4, 2007, we publicly announced that our Board of Directors had authorized a share repurchase program for up to $10 billion of our common stock over an unspecified amount of time.

ITEM 6.	EXHIBITS

Exhibits — See Index to Exhibits below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC.

Date: June 10, 2010	/s/ THOMAS W. SWEET

Thomas W. Sweet
Vice President, Corporate Finance and
Chief Accounting Officer
(On behalf of the registrant and as
principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.			Description of Exhibit
3.1		—	Restated Certificate of Incorporation, filed February 1, 2006 (incorporated by reference to Exhibit 3.3 of Dell’s Current Report on Form 8-K filed on February 2, 2006, Commission File No. 0-17017)
3.2		—	Restated Bylaws, as amended and effective March 8, 2007 (incorporated by reference to Exhibit 3.1 of Dell’s Current Report on Form 8-K filed on March 13, 2007, Commission File No. 0-17017)
4.1		—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.2		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3		—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4		—	Indenture, dated as of April 17, 2008, between Dell Inc. and The Bank of New York Trust Company, N.A., as trustee (including the form of notes) (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed April 17, 2008, Commission file No. 0-17017)
4.5		—	Indenture, dated April 6, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission file No. 0-17017)
4.6		—	First Supplemental Indenture, dated April 6, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission file No. 0-17017)
4.7		—	Form of 5.625% Notes due 2014 (incorporated by reference to Exhibit 4.3 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission file No. 0-17017)
4.8		—	Second Supplemental Indenture, dated as of June 15, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission file No. 0-17017)
4.9		—	Form of 3.375% Notes due 2012 (incorporated by reference to Exhibit 4.2 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission file No. 0-17017)
4.10		—	Form of 5.875% Notes due 2019 (incorporated by reference to Exhibit 4.3 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission file No. 0-17017)
10	.1†	—	Form of Performance Based Stock Unit Agreement for Key Vice Presidents under the Amended and Restated 2002 Long-Term Incentive Plan
10	.2†	—	Form of Performance Based Stock Unit Agreement for Communications Solutions Executive Officers under the Amended and Restated 2002 Long-Term Incentive Plan
10	.3†	—	Form of Nonstatutory Stock Option Agreement for Executive Officers under the Amended and Restated 2002 Long-Term Incentive Plan
10	.4†	—	Form of Restricted Stock Unit Agreement for Executive Officers under the Amended and Restated 2002 Long-Term Incentive Plan
10	.5†	—	Form of Restricted Stock Unit Agreement for New Hire Senior Executive Officers under the Amended and Restated 2002 Long-Term Incentive Plan
12	.1†	—	Computation of Ratio of Earnings to Fixed Charges
31	.1†	—	Certification of Michael S. Dell, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
No.			Description of Exhibit
32	.1††	—	Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS§	—	XBRL Instance Document
101	.SCH§	—	XBRL Taxonomy Extension Schema Document
101	.CAL§	—	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB§	—	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE§	—	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed with this report.

††	Furnished with this report.

§	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.