Form 10-Q
period 2010-07-30
DELL INC
filed 2010-08-26
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2010
Or

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

As of the close of business on August 20, 2010, 1,944,708,225 shares of common stock, par value $.01 per share, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements.” The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in “Part I — Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2010 and in our subsequently filed SEC reports. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date as of which such statement is made.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	July 30,	January 29,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,694	$10,635
Short-term investments	744	373
Accounts receivable, net	6,565	5,837
Financing receivables, net	3,272	2,706
Inventories, net	1,372	1,051
Other current assets	3,562	3,643

Total current assets	27,209	24,245
Property, plant, and equipment, net	1,980	2,181
Investments	633	781
Long-term financing receivables, net	622	332
Goodwill	4,264	4,074
Purchased intangible assets, net	1,638	1,694
Other non-current assets	294	345

Total assets	$36,640	$33,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,627	$663
Accounts payable	12,465	11,373
Accrued and other	3,812	3,884
Short-term deferred services revenue	3,009	3,040

Total current liabilities	20,913	18,960
Long-term debt	3,623	3,417
Long-term deferred services revenue	3,311	3,029
Other non-current liabilities	2,632	2,605

Total liabilities	30,479	28,011

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 3,365 and 3,351, respectively;
shares outstanding: 1,945 and 1,957, respectively	11,608	11,472
Treasury stock at cost: 945 shares and 919 shares, respectively	(28,304)	(27,904)
Retained earnings	22,984	22,110
Accumulated other comprehensive loss	(127)	(37)

Total stockholders’ equity	6,161	5,641

Total liabilities and stockholders’ equity	$36,640	$33,652

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2010	2009	2010	2009
Net revenue:
Products	$12,645	$10,623	$24,731	$20,855
Services, including software related	2,889	2,141	5,677	4,251

Total net revenue	15,534	12,764	30,408	25,106

Cost of net revenue:
Products	10,931	8,978	21,316	17,764
Services, including software related	2,017	1,395	3,990	2,783

Total cost of net revenue	12,948	10,373	25,306	20,547

Gross margin	2,586	2,391	5,102	4,559

Operating expenses:
Selling, general, and administrative	1,679	1,571	3,509	3,184
Research, development, and engineering	162	149	329	290

Total operating expenses	1,841	1,720	3,838	3,474

Operating income	745	671	1,264	1,085

Interest and other, net	(49)	(42)	(117)	(44)

Income before income taxes	696	629	1,147	1,041

Income tax provision	151	157	261	279

Net income	$545	$472	$886	$762

Earnings per share:
Basic	$0.28	$0.24	$0.45	$0.39

Diluted	$0.28	$0.24	$0.45	$0.39

Weighted-average shares outstanding:
Basic	1,952	1,955	1,956	1,952
Diluted	1,960	1,960	1,967	1,956

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	July 30,	July 31,
	2010	2009
Cash flows from operating activities:
Net income	$886	$762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	511	402
Stock-based compensation	156	146
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	37	26
Deferred income taxes	(55)	(140)
Provision for doubtful accounts - including financing receivables	217	210
Other	4	19
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(896)	(593)
Financing receivables	(413)	(379)
Inventories	(318)	29
Other assets	36	(24)
Accounts payable	1,131	1,318
Deferred services revenue	265	44
Accrued and other liabilities	12	17

Change in cash from operating activities	1,573	1,837

Cash flows from investing activities:
Investments:
Purchases	(1,063)	(776)
Maturities and sales	838	982
Capital expenditures	(191)	(179)
Proceeds from sale of facility and land	18	16
Acquisition of business, net of cash received	(222)	(3)

Change in cash from investing activities	(620)	40

Cash flows from financing activities:
Repurchase of common stock	(400)	-
Issuance of common stock under employee plans	9	-
Issuance (repayment) of commercial paper (maturity 90 days or less), net	724	(100)
Proceeds from debt	609	1,491
Repayments of debt	(819)	(12)
Other	2	-

Change in cash from financing activities	125	1,379

Effect of exchange rate changes on cash and cash equivalents	(19)	91

Change in cash and cash equivalents	1,059	3,347
Cash and cash equivalents at beginning of period	10,635	8,352

Cash and cash equivalents at end of period	$11,694	$11,699

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

Basis of Presentation — The accompanying Condensed Consolidated Financial Statements of Dell Inc. (individually and together with its consolidated subsidiaries, “Dell”) should be read in conjunction with the Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in Dell’s Annual Report on Form 10-K for the fiscal year ended January 29, 2010. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries at July 30, 2010, the results of its operations for the three and six months ended July 30, 2010, and July 31, 2009, and its cash flows for the six months ended July 30, 2010, and July 31, 2009.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in Dell’s Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations for the three and six months ended July 30, 2010, and July 31, 2009, and its cash flows for the six months ended July 30, 2010, and July 31, 2009, are not necessarily indicative of the results to be expected for the full year.

Recently Issued and Adopted Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables — In September 2009, the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) reached consensus on two issues which affects the timing of revenue recognition. The first consensus changes the level of evidence of standalone selling price required to separate deliverables in a multiple deliverable revenue arrangement by allowing a company to make its best estimate of the selling price (“ESP”) of deliverables when more objective evidence of selling price is not available and eliminates the use of the residual method. The consensus applies to multiple deliverable revenue arrangements that are not accounted for under other accounting pronouncements and retains the use of vendor specific objective evidence of selling price (“VSOE”) if available and third-party evidence of selling price (“TPE”), when VSOE is unavailable. The second consensus excludes sales of tangible products that contain essential software elements, that is, software enabled devices, from the scope of revenue recognition requirements for software arrangements. Dell elected to early adopt this accounting guidance at the beginning of the first quarter of Fiscal 2011 on a prospective basis for applicable transactions originating or materially modified after January 29, 2010.

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

The adoption of the new guidance on multiple deliverable arrangements did not change the manner in which Dell accounts for its multiple deliverable arrangements as Dell did not use the residual method for the majority of its offerings and its services offerings are generally sold on a standalone basis where evidence of selling price is available. Most of Dell’s products and services qualify as separate units of accounting. Prior to the first quarter of Fiscal 2011, Dell allocated revenue from multiple-element arrangements to the multiple elements based on the relative fair value of each element, which was generally based on the relative sales price of each element when sold separately. Because selling price is generally available based on standalone sales, Dell has limited application of

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

TPE, as determined by comparison of pricing for products and services to the pricing of similar products and services as offered by Dell or its competitors in standalone sales to similarly situated customers. Thus, the adoption of this consensus had no impact on Dell’s consolidated financial statements as of and for the first and second quarters of Fiscal 2011, or the year ended January 29, 2010.

Pursuant to the new guidance on revenue recognition for software enabled products, certain Dell storage products are no longer included in the scope of the software revenue recognition guidance. Prior to the new guidance, Dell established fair value for Post Contract Customer Support (“PCS”) for these products, based on VSOE and used the residual method to allocate revenue to the delivered elements. Under the new guidance, the revenue for what was previously deemed PCS is now considered part of a multiple element arrangement. As such, any discount is allocated to all elements based on the relative selling price of both delivered and undelivered elements. The impact of applying this consensus was not material to Dell’s consolidated financial statements as of and for the first and second quarters of Fiscal 2011, or the year ended January 29, 2010.

As new products are introduced in future periods, Dell may be required to use TPE or ESP, depending on the specific facts at the time.

Variable Interest Entities and Transfers of Financial Assets and Extinguishments of Liabilities — The pronouncement on transfers of financial assets and extinguishments of liabilities removes the concept of a qualifying special-purpose entity and removes the exception from applying variable interest entity accounting to qualifying special-purpose entities. The pronouncement on variable interest entities requires an entity to perform an ongoing analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. The pronouncements were effective for fiscal years beginning after November 15, 2009. Dell adopted the pronouncements at the beginning of the first quarter of Fiscal 2011. The adoption of these two pronouncements resulted in Dell’s consolidation of its two qualifying special purpose entities. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information on the impact of the consolidation.

Recently Issued Accounting Pronouncements

Credit Quality of Financing Receivables and the Allowance for Credit Losses — In July 2010, FASB issued a new pronouncement that requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses. The new disclosures will require information for both the financing receivables and the related allowance for credit losses at more disaggregated levels. Disclosures related to information as of the end of a reporting period will become effective for Dell in the fourth quarter of Fiscal 2011. Specific disclosures regarding activities that occur during a reporting period, such as the disaggregated rollforward disclosures, will be required for Dell beginning in the first quarter of Fiscal 2012. As these changes only relate to disclosures, they will not have an impact on Dell’s consolidated financial results.

Reclassifications — To maintain comparability among the periods presented, Dell has revised the presentation of certain prior period amounts reported within cash flows from operating activities presented in the Condensed Consolidated Statements of Cash Flows. The revision had no impact on the total change in cash from operating activities.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 2 — INVENTORIES

	July 30,	January 29,
	2010	2010
	(in millions)
Inventories:
Production materials	$673	$487
Work-in-process	199	168
Finished goods	500	396

Inventories	$1,372	$1,051

NOTE 3 — FAIR VALUE MEASUREMENTS

The following table presents Dell’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of July 30, 2010, and January 29, 2010:

	July 30, 2010				January 29, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted				Quoted
	Prices				Prices
	in Active	Significant			in Active	Significant
	Markets for	Other	Significant		Markets for	Other	Significant
	Identical	Observable	Unobservable		Identical	Observable	Unobservable
	Assets	Inputs	Inputs		Assets	Inputs	Inputs
	(in millions)
Assets:
Cash equivalents:
Commercial paper	$-	$549	$-	$549	$-	$197	$-	$197
U.S. government and agencies	-	82	-	82	-	-	-	-
Debt securities:
U.S. government and agencies	-	55	-	55	-	66	-	66
U.S. corporate	-	545	31	576	-	553	30	583
International corporate	-	630	-	630	-	391	-	391
State and municipal governments	-	-	-	-	-	2	-	2
Equity and other securities	-	96	-	96	-	90	-	90
Retained interest	-	-	-	-	-	-	151	151
Derivative instruments	-	120	-	120	-	96	-	96

Total assets	$-	$2,077	$31	$2,108	$-	$1,395	$181	$1,576

Liabilities:
Derivative instruments	$-	$37	$-	$37	$-	$12	$-	$12

Total liabilities	$-	$37	$-	$37	$-	$12	$-	$12

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

Debt Securities — The majority of Dell’s debt securities consists of various fixed income securities such as U.S. government and agencies, U.S. and international corporate, and state and municipal bonds. This portfolio of investments is valued based on model driven valuations whereby all significant inputs, including benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers and other market related data are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. Dell utilizes a pricing service to assist management in obtaining fair value pricing for the majority of this investment portfolio. Pricing for securities is based on proprietary models, and inputs are documented in accordance with the fair value measurements hierarchy. Dell conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant valuation inputs have changed that would impact the fair value hierarchy disclosure. The Level 3 position as of July 30, 2010, and January 29, 2010, represents a convertible debt security that Dell was unable to corroborate with observable market data. The investment is valued at cost plus accrued interest as this is management’s best estimate of fair value.

Equity and Other Securities — The majority of Dell’s investments in equity and other securities consists of various mutual funds held in Dell’s Deferred Compensation Plan. The valuation of these securities is based on models whereby all significant inputs are observable or can be derived from or corroborated by observable market data.

Retained Interest — The fair value of the retained interest was determined using a discounted cash flow model. Significant assumptions to the model include pool credit losses, payment rates, and discount rates. These assumptions are supported by both historical experience and anticipated trends relative to the particular receivable pool. Retained interest in securitized receivables was included in financing receivables, short-term and long-term, on the Condensed Consolidated Statements of Financial Position. During the first quarter of Fiscal 2011, Dell consolidated its previously unconsolidated special purpose entities and as result, the retained interest as of January 29, 2010, was eliminated. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information about the consolidation of Dell’s previously unconsolidated special purpose entities.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs (Level 3) for the respective periods:

	Three Months Ended
	July 30, 2010			July 31, 2009
	Retained	U.S.		Retained	U.S.
	Interest	Corporate	Total	Interest	Corporate	Total
	(in millions)
Balance at beginning of the period	$-	$30	$30	$504	$28	$532
Net unrealized gains (losses) included in earnings(a)	-	1	1	17	1	18
Issuances and settlements	-	-	-	100	-	100
Transfers out of Level 3(b)	-	-	-	(502)	-	(502)

Balance at end of period	$-	$31	$31	$119	$29	$148

	Six Months Ended
	July 30, 2010			July 31, 2009
	Retained	U.S.		Retained	U.S.
	Interest	Corporate	Total	Interest	Corporate	Total
	(in millions)
Balance at beginning of period	$151	$30	$181	$396	$27	$423
Net unrealized gains (losses) included in earnings(a)	-	1	1	8	2	10
Issuances and settlements	-	-	-	217	-	217
Transfers out of Level 3(b)	(151)	-	(151)	(502)	-	(502)

Balance at end of period	$-	$31	$31	$119	$29	$148

(a)	The unrealized gains and losses on U.S. corporate represent accrued interest for assets that were still held at July 30, 2010, and July 31, 2009.

(b)	Represents transfers out resulting from the SPE consolidation. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information on retained interest.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis — Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the recurring fair value table above. The assets consist primarily of investments accounted for under the cost method and nonfinancial assets such as goodwill and intangible assets. Investments accounted for under the cost method included in equity and other securities were approximately $20 million and $22 million, on July 30, 2010, and January 29, 2010, respectively. Goodwill and intangible assets are measured at fair value initially and subsequently when there is an indicator of impairment and the impairment is recognized. No impairment charges of goodwill and intangible assets were recorded for the three and six months ended July 30, 2010. See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information about goodwill and intangible assets.

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

	July 30, 2010				January 29, 2010
	Fair		Unrealized	Unrealized	Fair		Unrealized	Unrealized
	Value	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)
	(in millions)
Investments:
U.S. government and agencies	$55	$55	$-	$-	$65	$65	$-	$-
U.S. corporate	375	375	-	-	233	232	1	-
International corporate	314	314	-	-	75	75	-	-

Total short-term investments	744	744	-	-	373	372	1	-

U.S. government and agencies	-	-	-	-	1	1	-	-
U.S. corporate	201	201	1	(1)	350	349	2	(1)
International corporate	316	316	1	(1)	316	316	1	(1)
State and municipal governments	-	-	-	-	2	2	-	-
Equity and other securities	116	116	-	-	112	112	-	-

Total long-term investments	633	633	2	(2)	781	780	3	(2)

Total investments	$1,377	$1,377	$2	$(2)	$1,154	$1,152	$4	$(2)

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

At July 30, 2010, Dell had 81 debt securities that were in a loss position with total unrealized losses of $2 million and a corresponding fair value of $395 million. Dell reviews its investment portfolio quarterly to determine if any investment is other-than-temporarily impaired. An other-than-temporary impairment (“OTTI”) loss is recognized in earnings if Dell has the intent to sell the debt security, or if it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, if Dell does not expect to sell a debt security, it still evaluates expected cash flows to be received and determines if a credit loss exists. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recorded in other comprehensive income. As of July 30, 2010, Dell evaluated debt securities classified as available-for-sale for OTTI and the existence of credit losses and concluded no such losses should be recognized for the six months ended July 30, 2010.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — FINANCIAL SERVICES

Dell Financial Services L.L.C.

Dell offers or arranges various financing options and services for its business and consumer customers in the U.S. through Dell Financial Services L.L.C. (“DFS”), a wholly-owned subsidiary of Dell. DFS’s key activities include the origination, collection, and servicing of customer receivables related to the purchase of Dell products and services. New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services through DFS, were approximately $1 billion during the three months ended July 30, 2010, and July 31, 2009, and $1.9 billion during the six months ended July 30, 2010, and July 31, 2009.

Dell transfers certain customer financing receivables to special purpose entities (“SPEs”). The SPEs are bankruptcy remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer receivables in the capital markets. These SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Dell’s risk of loss related to securitized receivables is limited to the amount of Dell’s right to receive collections for assets securitized exceeding the amount required to pay interest, principal, and other fees and expenses. Dell provides credit enhancement to the securitization in the form of over-collateralization. Prior to Fiscal 2011, the SPE that funds revolving loans was consolidated, and the two SPEs that fund fixed-term leases and loans were not consolidated. In accordance with the new accounting guidance on variable interest entities (“VIEs”), and transfers of financial assets and extinguishment of financial liabilities, Dell determined that these two SPEs would be consolidated as of the beginning of Fiscal 2011. The primary factors in this determination were the obligation to absorb losses due to the interest Dell retains in the assets transferred to the SPEs in the form of over-collateralization, and the power to direct activities through the servicing role performed by Dell. Dell recorded the assets and liabilities at their carrying amount as of the beginning of Fiscal 2011, with a cumulative effect adjustment of $13 million to the opening balance of retained earnings in Fiscal 2011.

Dell’s securitization programs contain standard structural features related to the performance of the securitized receivables. These structural features include defined credit losses, delinquencies, average credit scores, and excess collections above or below specified levels. In the event one or more of these criteria are not met and Dell is unable to restructure the program, no further funding of receivables will be permitted and the timing of Dell’s expected cash flows from over-collateralization will be delayed. At July 30, 2010, these criteria were met.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financing Receivables

The following table summarizes the components of Dell’s financing receivables:

	July 30,	January 29,
	2010	2010
	(in millions)
Financing receivables, net:
Customer receivables:
Revolving loans, gross	$1,976	$2,046
Fixed-term leases and loans, gross	1,938	824

Customer receivables, gross	3,914	2,870
Allowance for losses	(277)	(237)

Customer receivables, net	3,637	2,633
Residual interest	257	254
Retained interest	-	151

Financing receivables, net	$3,894	$3,038

Short-term	$3,272	$2,706
Long-term	622	332

Financing receivables, net	$3,894	$3,038

Customer receivables consist of all receivables which are either owned by Dell and included in the consolidated financial statements or held by nonconsolidated securitization SPEs in prior periods. In prior periods, Dell had a retained interest in the customer receivables held in nonconsolidated securitization SPEs. The pro forma table below shows what customer receivables would have been if the nonconsolidated securitization SPEs were consolidated as of January 29, 2010:

	July 30,	January 29,
	2010	2010
		(Pro forma)
	(in millions)
Customer receivables, gross:
Consolidated receivables	$3,914	$2,870
Receivables in previously nonconsolidated SPEs	-	774

Customer receivables, gross	$3,914	$3,644

Customer receivables 60 days or more delinquent	$125	$138

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Included in financing receivables, net, are receivables that are held by consolidated VIEs as shown in the table below:

	July 30,	January 29,
	2010	2010
	(in millions)
Financing receivables held by consolidated VIEs, net:
Short-term, net	$1,068	$277
Long-term, net	239	-

Financing receivables held by consolidated VIEs, net	$1,307	$277

The following table summarizes the changes in the allowance for financing receivable losses for the three and six months ended July 30, 2010, and July 31, 2009:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2010	2009	2010	2009
	(in millions)
Allowances for losses:
Balance at beginning of period	$285	$154	$237	$149
Incremental allowance due to VIE consolidation	-	-	16	-
Expense charged to income statement	62	55	150	96
Principal charge-offs	(57)	(30)	(103)	(60)
Interest charge-offs	(13)	(6)	(23)	(12)

Balance at end of period	$277	$173	$277	$173

Customer Receivables

The following is the description of the components of Dell’s customer receivables:

—	Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. Revolving loans bear interest at a variable annual percentage rate that is tied to the prime rate. Based on historical payment patterns, revolving loan transactions are typically repaid within 12 months. Revolving loans are included in short-term financing receivables. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full by a specific date, no interest is charged. These special programs generally range from six to 12 months. At July 30, 2010, and January 29, 2010, receivables under these special programs were $381 million and $442 million, respectively.

—	Dell enters into sales-type lease arrangements with customers who desire lease financing. Leases with business customers have fixed terms of generally two to four years. Future maturities of minimum lease payments at July 30, 2010 for Dell are as follows: Fiscal 2011 — $502 million; Fiscal 2012 — $667 million; Fiscal 2013 — $377 million; Fiscal 2014 and beyond — $75 million. Fixed-term loans are offered to qualified small businesses, large commercial accounts, governmental organizations, and educational entities.

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

Asset Securitizations

—	The gross balance of securitized receivables reported off-balance sheet as of January 29, 2010, was $774 million, and the associated debt was $624 million. As discussed above, as of the beginning of Fiscal 2011, all previously nonconsolidated qualified special purpose entities were consolidated. Upon consolidation of these customer receivables and associated debt at the beginning of Fiscal 2011, Dell’s retained interest in securitized receivables of $151 million at January 29, 2010, was eliminated. A $13 million decrease to beginning retained earnings for Fiscal 2011 was recorded as a cumulative effect adjustment due to adoption of the new accounting guidance.

—	During the second quarters of Fiscal 2011 and Fiscal 2010, $524 million and $262 million of customer receivables, respectively, were funded via securitization through SPEs. During the six months ended July 30, 2010, and July 31, 2009, $1 billion and $495 million, respectively, of customer receivables were funded via securitization through SPEs.

—	The structured financing debt related to the fixed-term lease and loan, and revolving loan securitization programs was $918 million and $788 million as of July 30, 2010, and January 29, 2010, respectively. This includes $624 million at January 29, 2010, held by nonconsolidated SPEs. The debt is collateralized solely by the financing receivables in the programs. The debt has a variable interest rate and an average duration of 12 to 36 months based on the terms of the underlying financing receivables. The maximum debt capacity related to the securitization programs is $1.1 billion. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the structured financing debt.

—	During the first half of Fiscal 2011, Dell entered into interest rate swap agreements to effectively convert a portion of the structured financing debt from a floating rate to a fixed rate. The interest rate swaps qualified for hedge accounting treatment as cash flow hedges. See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information about interest rate swaps.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the activity in retained interest for the three and six months ended July 31, 2009:

	Three Months	Six Months
	Ended	Ended
	July 31,	July 31,
	2009	2009
	(in millions)
Retained interest:
Retained interest at beginning of period	$504	$396
Issuances	125	252
Distributions from conduits	(25)	(35)
Net accretion	14	24
Change in fair value for the period	3	(16)
Impact of special purpose entity consolidation	(502)	(502)

Retained interest at end of period	$119	$119

The table below summarizes the key assumptions used to measure the fair value of the retained interest at time of transfer during the three months ended July 31, 2009:

Weighted Average Key Assumptions
Monthly
	Payment	Credit	Discount
	Rates	Losses	Rates	Life
		(lifetime)	(annualized)	(months)
Time of transfer valuation of retained interest	5%	1%	12%	19

The charge-off statistics for securitized leases and loans held by nonconsolidated special purpose entities are:

—	Net principal charge-offs on securitized receivables were $30 million for the three months ended July 31, 2009, which when annualized represents 8.8% of the average outstanding securitized financing receivable balance for the period.

—	Net principal charge-offs on securitized receivables were $66 million for the six months ended July 31, 2009, which when annualized represents 9.7% of the average outstanding securitized financing receivable balance for the period.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — BORROWINGS

The following table summarizes Dell’s outstanding debt at:

	July 30,	January 29,
	2010	2010
	(in millions)
Long-Term Debt
Notes:
$400 million issued on June 10, 2009, at 3.375% due June 2012 (“2012 Notes”) with interest payable June 15 and December 15 (includes hedge accounting adjustments)	$404	$401
$600 million issued on April 17, 2008, at 4.70% due April 2013 (“2013 Notes”) with interest payable April 15 and October 15 (includes hedge accounting adjustments)	613	599
$500 million issued on April 1, 2009, at 5.625% due April 2014 (“2014 Notes”) with interest payable April 15 and October 15	500	500
$500 million issued on April 17, 2008, at 5.65% due April 2018 (“2018 Notes”) with interest payable April 15 and October 15	499	499
$600 million issued on June 10, 2009, at 5.875% due June 2019 (“2019 Notes”) with interest payable June 15 and December 15	600	600
$400 million issued on April 17, 2008, at 6.50% due April 2038 (“2038 Notes”) with interest payable April 15 and October 15	400	400
Senior Debentures
$300 million issued on April 3, 1998, at 7.10% due April 2028 with interest payable April 15 and October 15 (includes the impact of interest rate swap terminations)	392	394
Other
India term loan: entered into on October 15, 2009, at 8.9% due October 2011 with interest payable monthly	23	24
Structured financing debt	192	-

Total long-term debt	3,623	3,417

Short-Term Debt
Commercial paper	900	496
Structured financing debt	726	164
Other	1	3

Total short-term debt	1,627	663

Total debt	$5,250	$4,080

The estimated fair value of total debt at July 30, 2010, was approximately $5.5 billion. The fair values of the India term loan, structured financing debt, commercial paper, and other short-term debt approximate their carrying values. The carrying value of the Senior Debentures includes an unamortized amount related to the termination of interest rate swap agreements in the fourth quarter of Fiscal 2009, which were previously designated as hedges of the debt.

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

The indentures governing the Notes, the Senior Debentures, and the structured financing debt contain customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, and certain events of bankruptcy and insolvency. The indentures also contain covenants limiting Dell’s ability to create certain liens; enter into sale-and-lease back transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to, another person. As of July 30, 2010, there were no events of default with respect to the Notes, the Senior Debentures, or the structured financing debt.

Structured Financing Debt — As of July 30, 2010, Dell had $918 million outstanding in structured financing related debt through the fixed term lease and loan and revolving loan securitization programs. See Note 5 and Note 7 of the Notes to Condensed Consolidated Financial Statements for further discussion on structured financing debt and its related interest rate swap agreements.

Commercial Paper — During the second quarter of Fiscal 2011, Dell entered into a new agreement to expand its commercial paper program from $1.5 billion to $2 billion. At July 30, 2010, and January 29, 2010, there was $900 million and $496 million, respectively, outstanding under the commercial paper program. The weighted-average interest rate on these outstanding short-term borrowings was 0.23% and 0.24%, respectively.

During the first quarter of Fiscal 2011, Dell expanded the revolving credit facilities from $1.5 billion to $2 billion. Dell’s $2 billion in credit facilities consist of two agreements with $1 billion expiring on June 1, 2011 and the remaining $1 billion expiring on April 2, 2013. The credit facilities require compliance with conditions that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio. As of July 30, 2010, there were no events of default and Dell was in compliance with its minimum interest coverage ratio covenant. Amounts outstanding under the facilities may be accelerated for events of default, including failure to pay principal or interest, breaches of covenants, or non-payment of judgments or debt obligations. There were no outstanding advances under the related revolving credit facilities as of July 30, 2010.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

For derivative instruments designated as cash flow hedges, Dell assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. Dell measures hedge ineffectiveness by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item, both of which are based on forward rates. Dell recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in earnings as a component of interest and other, net. Hedge ineffectiveness for cash flow hedges was not material for the three and six months ended July 30, 2010. During the six months ended July 30, 2010, Dell did not discontinue any cash flow hedges that had a material impact on Dell’s results of operations. Substantially all forecasted foreign currency transactions were realized in Dell’s actual results.

The aggregate unrealized net loss for interest swaps and foreign currency exchange contracts, recorded as a component of comprehensive income, for the three and six months ended July 30, 2010, was $127 million and $114 million, respectively.

Fair Value Hedges

Dell enters into interest rate swaps designated as fair value hedges to manage the exposure of its debt portfolio to interest rate risk. Dell issues long-term debt in U.S. dollars based on market conditions at the time of financing. Dell uses interest rate swaps to modify the market risk exposures in connection with the debt to achieve primarily U.S. dollar LIBOR-based floating interest expense. As of July 30, 2010, the interest rate swaps hedge all interest rate exposure on the 2012 and 2013 Notes. For derivative instruments that are designated and qualify for hedge accounting, changes in the value of the derivative and underlying hedged item are recognized in interest and other, net in the Condensed Consolidated Statements of Income in the current period.

As of July 30, 2010, and January 29, 2010, the total notional amount of the interest rate swaps was $1 billion and $200 million, respectively. During the three and six months ended July 30, 2010, the fair value change of the interest rate contracts, and offsetting adjustment to the carrying amount of the hedged debt resulted in a $4 million gain and a $5 million gain to interest and other, net, respectively. During the three and six months ended July 30, 2010, fair value adjustments increased the carrying amount of the hedged fixed-rate debt outstanding by $14 million and $17 million, respectively. Dell did not have any fair value hedges during the six months ended July 31, 2009.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Effect of Derivative Instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income

	Gain (Loss)
	Recognized
	in Accumulated	Location of Gain (Loss)	Gain (Loss)
Derivatives in	OCI, Net	Reclassified	Reclassified	Location of Gain (Loss)	Gain (Loss)
Cash Flow	of Tax, on	from Accumulated	from Accumulated	Recognized in Income	Recognized in
Hedging	Derivatives	OCI into Income	OCI into Income	on Derivative	Income on Derivative
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
(in millions)

For the three months ended July 30, 2010
Foreign exchange		Total net revenue	$77
contracts	$(60)	Total cost of net revenue	(10)
Interest rate contracts	1	Interest and other, net	-	Interest and other, net	$-

Total	$(59)		$67		$-

For the three months ended July 31, 2009
Foreign exchange		Total net revenue	$(147)
contracts	$(289)	Total cost of net revenue	(23)	Interest and other, net	$-

Total	$(289)		$(170)		$-

For the six months ended July 30, 2010
Foreign exchange		Total net revenue	$123
contracts	$(19)	Total cost of net revenue	(28)
Interest rate contracts	1	Interest and other, net	-	Interest and other, net	$-

Total	$(18)		$95		$-

For the six months ended July 31, 2009
Foreign exchange		Total net revenue	$74
contracts	$(413)	Total cost of net revenue	(10)	Interest and other, net	$-

Total	$(413)		$64		$-

As of July 30, 2010, and January 29, 2010, the total notional amount of foreign currency option and forward contracts designated as cash flow hedges was $5.2 billion and $4.2 billion, respectively. As of July 30, 2010, the total notional amount of interest rate contracts designated as cash flow hedges was $507 million. As of July 30, 2010, the total notional amount of interest rate contracts not designated as hedges was $194 million.

Other Derivative Instruments

Dell uses forward contracts to hedge monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in the fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. These contracts generally expire in three months or less. These contracts are considered economic hedges and are not designated as hedges under derivative instruments and hedging activities accounting, and therefore, the change in the instrument’s fair value is recognized currently in earnings as a component of interest and other, net. Dell recognized a gain of $41 million and a loss of $72 million, with respect to its foreign currency forward contracts, during the second quarters of Fiscal 2011 and 2010, respectively, and a $59 million gain and a $26 million loss during the six months ended July 30, 2010, and July 31, 2009, respectively. As of July 30, 2010, and January 29, 2010, the total notional amount of other foreign currency forward contracts not designated as hedges was $396 million and $20 million, respectively.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Dell presents its foreign exchange derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The fair values of foreign exchange and interest rate derivative instruments presented on a gross basis for the period are as follows:

	July 30, 2010
	Other	Other	Other	Other
	Current	Non-Current	Current	Non-Current	Total
	Assets	Assets	Liabilities	Liabilities	Fair Value
	(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$158	$3	$42	$-	$203
Foreign exchange contracts in a liability position	(149)	-	(68)	(1)	(218)
Interest rate contracts in an asset position	-	23	-	-	23
Interest rate contracts in a liability position	-	-	-	(4)	(4)

Net asset (liability)	9	26	(26)	(5)	4

Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	103	-	18	-	121
Foreign exchange contracts in a liability position	(18)	-	(22)	-	(40)
Interest rate contracts in a liability position	-	-	-	(2)	(2)

Net asset (liability)	85	-	(4)	(2)	79

Total derivatives at fair value	$94	$26	$(30)	$(7)	$83

	January 29, 2010
	Other	Other	Other	Other
	Current	Non-Current	Current	Non-Current	Total
	Assets	Assets	Liabilities	Liabilities	Fair Value
	(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$181	$5	$-	$-	$186
Foreign exchange contracts in a liability position	(80)	-	(9)	-	(89)
Interest rate contracts in an asset position	-	1	-	-	1

Net asset (liability)	101	6	(9)	-	98

Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	63	-	2	-	65
Foreign exchange contracts in a liability position	(74)	-	(5)	-	(79)

Net asset (liability)	(11)	-	(3)	-	(14)

Total derivatives at fair value	$90	$6	$(12)	$-	$84

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Dell has reviewed the existence and nature of credit-risk-related contingent features in derivative trading agreements with its counterparties. Certain agreements contain clauses whereby if Dell’s credit ratings were to fall below investment grade upon a change of control of Dell, counterparties would have the right to terminate those derivative contracts under which Dell is in a net liability position. As of July 30, 2010, there have been no such triggering events.

NOTE 8 — ACQUISITIONS

Dell completed three acquisitions during the first half of Fiscal 2011, Kace Networks, Inc. (“KACE”), Ocarina Networks Inc. (“Ocarina”), and Scalent Systems Inc. (“Scalent”) for a total purchase consideration of approximately $275 million in cash. KACE is a systems management appliance company with solutions tailored to the requirements of mid-sized businesses. KACE is being integrated primarily into Dell’s Small and Medium Business and Public segments. Ocarina is a provider of de-duplication solutions and content-aware compression across storage product lines. Scalent is a provider of scalable and efficient data center infrastructure software. Ocarina and Scalent will be integrated into Dell’s Commercial segments.

Dell has recorded these acquisitions using the acquisition method of accounting and recorded their respective assets and liabilities at fair value at the date of acquisition. The excesses of the purchase prices over the estimated fair values were recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for these acquisitions prior to the finalization of more detailed analyses, but not to exceed one year from the date of acquisition, will change the amount of the purchase prices allocable to goodwill. Specifically, Dell’s acquisition of Ocarina was completed on July 29, 2010, one day prior to the end of the second quarter of Fiscal 2011. As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period. The primary area of the purchase price allocation not yet finalized relates to the fair value of intangible assets acquired. Any subsequent changes to the purchase price allocations that are material to Dell’s consolidated financial results will be adjusted retroactively. Dell recorded approximately $181 million in goodwill and $110 million in intangible assets related to these acquisitions. The goodwill related to these acquisitions is not deductible for tax purposes. In conjunction with these acquisitions, Dell will incur $45 million in compensation-related expenses that will be expensed over a period of one to three years. There was no contingent consideration related to these acquisitions.

Dell has not presented pro forma results of operations for KACE, Ocarina, or Scalent because these acquisitions are not material to Dell’s consolidated results of operations, financial position, or cash flows.

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill allocated to Dell’s business segments as of July 30, 2010, and January 29, 2010, and changes in the carrying amount of goodwill were as follows:

			Small and
	Large		Medium
	Enterprise	Public	Business	Consumer	Total
	(in millions)
Balance at January 29, 2010	$1,361	$2,026	$389	$298	$4,074
Goodwill acquired during the period	58	70	53	-	181
Adjustments	1	5	-	3	9

Balance at July 30, 2010	$1,420	$2,101	$442	$301	$4,264

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Goodwill and indefinite-lived intangibles are tested annually during the second fiscal quarter and whenever events or circumstances indicate impairment may have occurred. If the carrying amount of goodwill exceeds its fair value, estimated based on discounted cash flow analyses, an impairment charge would be recorded. During the second quarter of Fiscal 2011, Dell evaluated goodwill and indefinite-lived intangibles for potential triggering events that could indicate impairment. Based on the results of its evaluation, Dell determined that no impairment of goodwill and indefinite-lived intangible assets existed at July 30, 2010. Dell does not have any accumulated goodwill impairment charges as of July 30, 2010.

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

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2010	2009	2010	2009
		(in millions)
Warranty liability
Warranty liability at beginning of period	$927	$1,032	$912	$1,035
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(a), (b)	298	193	608	487
Services obligations honored	(249)	(253)	(544)	(550)

Warranty liability at end of period	$976	$972	$976	$972

Current portion	$652	$501	$652	$501
Non-current portion	324	471	324	471

Warranty liability at end of period	$976	$972	$976	$972

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2010	2009	2010	2009
		(in millions)
Deferred extended warranty revenue:
Deferred extended warranty revenue at beginning of period	$5,971	$5,576	$5,910	$5,587
Revenue deferred for new extended warranties(b)	973	950	1,855	1,699
Revenue recognized	(835)	(758)	(1,656)	(1,518)

Deferred extended warranty revenue at end of period	$6,109	$5,768	$6,109	$5,768

Current portion	$2,835	$2,730	$2,835	$2,730
Non-current portion	3,274	3,038	3,274	3,038

Deferred extended warranty revenue at end of period	$6,109	$5,768	$6,109	$5,768

(a)	Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new standard warranty contracts. Dell’s warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

(b)	Includes the impact of foreign currency exchange rate fluctuations.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 — SEVERANCE AND FACILITY ACTIONS

During Fiscal 2010 and Fiscal 2009, Dell completed a series of individual cost reduction and facility exit activities designed to enhance operating efficiency and to reduce costs. Dell continued to incur costs related to these activities during the first and second quarters of Fiscal 2011. As of July 30, 2010, and January 29, 2010, the accruals related to these various cost reductions and efficiency actions were $53 million and $105 million, respectively, and are included in accrued and other liabilities in the Condensed Consolidated Statements of Financial Position.

The following table sets forth the activity related to Dell’s severance and facility actions liability:

	Three Months Ended
	July 30, 2010			July 31, 2009
	Severance	Facility		Severance	Facility
	Costs	Actions	Total	Costs	Actions	Total
			(in millions)
Balance at the beginning of period	$49	$30	$79	$173	$10	$183
Severance and facility charges to provision	12	-	12	62	4	66
Cash paid	(32)	(2)	(34)	(65)	(1)	(66)
Other adjustments(a)	(3)	(1)	(4)	4	1	5

Balance at the end of the period	$26	$27	$53	$174	$14	$188

	Six Months Ended
	July 30, 2010			July 31, 2009
	Severance	Facility		Severance	Facility
	Costs	Actions	Total	Costs	Actions	Total
			(in millions)
Balance at the beginning of period	$78	$27	$105	$88	$10	$98
Severance and facility charges to provision	32	7	39	237	4	241
Cash paid	(80)	(6)	(86)	(155)	(1)	(156)
Other adjustments(a)	(4)	(1)	(5)	4	1	5

Balance at the end of the period	$26	$27	$53	$174	$14	$188

(a)	Other adjustments relate primarily to foreign currency translation adjustments.

Severance and facility action charges for the three and six months ended July 30, 2010, and July 31, 2009 are composed of the following:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2010	2009	2010	2009
		(in millions)
Severance and facility charges to provision	$12	$66	$39	$241
Accelerated depreciation and other facility charges	12	21	42	31

Total severance and facility action costs	$24	$87	$81	$272

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Severance and facility action charges are included in cost of net revenue, selling, general and administrative expenses, and research, development, and engineering in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2010	2009	2010	2009
		(in millions)
Severance and facility action costs:
Cost of revenue	$14	$14	$43	$79
Selling, general, and administrative	9	71	34	191
Research, development, and engineering	1	2	4	2

Total severance and facility action costs	$24	$87	$81	$272

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Restricted Cash — As of July 30, 2010, and January 29, 2010, Dell had restricted cash in the amount of $171 million and $147 million, respectively, included in other current assets. These balances primarily relate to an agreement between DFS and CIT Group Inc., which requires Dell to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to Dell’s private label credit card, and deferred servicing revenue, as well as amounts maintained in escrow accounts related to our recent acquisitions.

Legal Matters — Dell is involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time-to-time in the ordinary course of its business, including matters involving consumer, antitrust, tax, intellectual property, and other issues on a global basis.

The following is a discussion of Dell’s significant on-going legal matters and other proceedings:

Investigations and Related Litigation — In August 2005, the SEC initiated an inquiry into certain of Dell’s accounting and financial reporting matters and requested that Dell provide certain documents. The SEC expanded that inquiry in June 2006 and entered a formal order of investigation in October 2006. In August 2006, because of potential issues identified in the course of responding to the SEC’s requests for information, Dell’s Audit Committee, on the recommendation of management and in consultation with PricewaterhouseCoopers LLP, Dell’s independent registered public accounting firm, initiated an independent investigation into certain accounting and financial reporting matters, which was completed in the third quarter of Fiscal 2008. Dell subsequently restated its annual and interim financial statements for Fiscal 2003, Fiscal 2004, Fiscal 2005, Fiscal 2006, and the first quarter of Fiscal 2007.

On July 22, 2010, Dell reached a settlement with the SEC resolving the SEC’s investigation into Dell’s disclosures and alleged omissions prior to Fiscal 2008 regarding certain aspects of its commercial relationship with Intel Corporation (“Intel”) and into separate accounting and financial reporting matters. The SEC agreed to settlements with both the company and Michael Dell, who serves as the company’s Chairman and Chief Executive Officer. The company and Mr. Dell entered into the settlements without admitting or denying the allegations in the SEC’s complaint, as is consistent with standard SEC practice.

Under its settlement, the company consented to a permanent injunction against future violations of antifraud provisions, non-scienter (negligence) based fraud provisions and other non-fraud based provisions related to reporting, the maintenance of accurate books and records, and internal accounting controls under Section 17(a) of the Securities Act of 1933 (the “Securities Act”), Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (the

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

“Exchange Act”) and Rules 10b-5, 12b-20, 13a-1 and 13a-13 under the Exchange Act. The company also agreed to perform certain undertakings, including retaining an independent consultant, to enhance its disclosure processes, practices and controls. In addition, the company paid into an escrow account a civil monetary penalty of $100 million and discharged the liability during the second quarter of Fiscal 2011.

The SEC’s allegations with respect to Mr. Dell and his settlement are limited to the alleged failure to provide adequate disclosures with respect to the company’s commercial relationship with Intel prior to Fiscal 2008. Mr. Dell’s settlement does not involve any of the separate accounting fraud charges that were settled by the company. Moreover, Mr. Dell’s settlement is limited to claims in which only negligence, and not fraudulent intent, is required to establish liability, as well as secondary liability claims for other non-fraud charges.

Under his settlement, Mr. Dell consented to a permanent injunction against future violations of these negligence-based provisions and other non-fraud based provisions related to periodic reporting. Specifically, Mr. Dell consented to be enjoined from violating Sections 17(a)(2) and (3) of the Securities Act and Rule 13a-14 under the Exchange Act and from aiding and abetting violations of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1 and 13a-13 under the Exchange Act. In addition, Mr. Dell agreed to a civil monetary penalty of $4 million. The settlement does not include any restrictions on Mr. Dell’s continued service as an officer or director of the company.

The independent directors of the Board of Directors unanimously have determined that it is in the best interests of Dell and its stockholders that Mr. Dell continue to serve as the Chairman and Chief Executive Officer of the company.

The settlements with the company and Mr. Dell are subject to approval by the U.S. District Court for the District of Columbia.

Securities Litigation — Four putative securities class actions filed between September 13, 2006, and January 31, 2007, in the Western District of Texas, Austin Division, against Dell and certain of its current and former directors and officers were consolidated as In re Dell Securities Litigation, and a lead plaintiff was appointed by the court. The lead plaintiff asserted claims under Sections 10(b), 20(a), and 20A of the Exchange Act based on alleged false and misleading disclosures or omissions regarding Dell’s financial statements, governmental investigations, internal controls, known battery problems and business model, and based on insiders’ sales of Dell securities. This action also included Dell’s independent registered public accounting firm, PricewaterhouseCoopers LLP, as a defendant. On October 6, 2008, the court dismissed all of the plaintiff’s claims with prejudice and without leave to amend. On November 3, 2008, the plaintiff appealed the dismissal of Dell and the officer defendants to the Fifth Circuit Court of Appeals. The appeal was fully briefed, and oral argument on the appeal was heard by the Fifth Circuit Court of Appeals on September 1, 2009. On November 20, 2009, the parties to the appeal entered into a written settlement agreement whereby Dell would pay $40 million to the proposed class and the plaintiff would dismiss the pending litigation. The settlement was preliminarily approved by the District Court on December 21, 2009. The settlement was subject to certain conditions, including opt-outs from the proposed class not exceeding a specified percentage and final approval by the District Court. During the first quarter of Fiscal 2011, the original opt-out period in the notice approved by the District Court expired without the specified percentage being exceeded. The District Court subsequently granted final approval for the settlement and entered a final judgment on July 20, 2010. Dell paid $40 million into an escrow account to satisfy this settlement and discharged the liability during the second quarter of Fiscal 2011. Certain objectors to the settlement have filed notices of appeal to the Fifth Circuit Court of Appeals with regard to approval of the settlement. While there can be no assurances with respect to litigation, we believe it is unlikely that the settlement will be overturned on appeal.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Other Litigation — The various legal proceedings in which Dell is involved include commercial litigation and a variety of patent suits. In some of these cases, Dell is the sole defendant. More often, particularly with patent suits, Dell is one of a number of defendants in the electronics and technology industries. Dell is actively defending a number of patent infringement suits, and several pending claims are in various stages of evaluations. While the number of patent cases has grown over time, we do not currently anticipate that any of these matters will have a material impact on Dell’s financial condition or results of operation.

Other Matters — Dell recently became aware of instances in which certain peripheral product sales made to U.S. federal government customers under Dell’s General Services Administration (“GSA”) Schedule 70 Contract were not compliant with contract requirements implementing the Trade Agreements Act. Dell is currently investigating the matter and has self-reported the discovery to GSA’s Office of the Inspector General. Non-compliance could lead to contract claims; termination for default; civil or criminal penalties; double or treble damages; and possibly debarment or suspension from sales to the U.S. federal government. The matter is in the preliminary stages and Dell cannot currently predict the resolution of this matter. No liabilities have been recorded as Dell is currently unable to estimate any potential liability at this time.

While Dell does not expect that the ultimate outcomes in these proceedings or matters, individually or collectively, will have a material adverse effect on its business, financial position, results of operations, or cash flows, the results and timing of the ultimate resolutions of these various proceedings and matters are inherently unpredictable. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material effect on Dell’s business, financial condition, results of operations, or cash flows, will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. Dell accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. Dell reviews these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and Dell’s views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in Dell’s accrued liabilities would be recorded in the period in which such determination is made.

NOTE 13 — COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the three and six months ended July 30, 2010, and July 31, 2009:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2010	2009	2010	2009
		(in millions)
Comprehensive income
Net income	$545	$472	$886	$762
Change related to hedging instruments, net	(127)	(119)	(114)	(477)
Change related to marketable securities, net	(1)	3	(2)	3
Foreign currency translation adjustments	(8)	(26)	26	(34)

Comprehensive income	$409	$330	$796	$254

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 — INCOME AND OTHER TAXES

Dell’s effective income tax rate was 21.7% for the second quarter of Fiscal 2011 and 22.8% for the six months ended July 30, 2010, as compared to 25.0% and 26.8% for the three months and six months ended July 31, 2009, respectively. The decrease in Dell’s effective income tax rate for the three and six months ended July 30, 2010, was primarily due to the favorable effective settlement of a tax audit in a foreign jurisdiction, finalization of certain advanced pricing agreements with foreign jurisdictions, and also Dell’s geographical distribution of taxable income. The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 35% principally resulted from Dell’s geographical distribution of taxable income and differences between the book and tax treatment of certain items. The income tax rate for future quarters of Fiscal 2011 will be impacted by the actual mix of jurisdictions in which income is generated.

Dell is currently under income tax audits in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which Dell is subject include fiscal years 1997 through 2010. As a result of these audits, Dell maintains ongoing discussions and negotiations relating to tax matters with the taxing authorities in these various jurisdictions. Dell’s U.S. federal income tax returns for fiscal years 2007 through 2009 are under examination. The Internal Revenue Service (“IRS”) has issued a Revenue Agent’s Report for fiscal years 2004 through 2006 proposing certain assessments primarily related to transfer pricing matters. Dell disagrees with certain of the proposed assessments and has contested them through the IRS administrative procedures. Since March 2010, three meetings between Dell and the IRS Appeals Division have been held. Dell anticipates that the appeals process will involve additional meetings and could take an extended period of time to resolve. Dell believes that it has provided adequate reserves related to all matters contained in tax periods open to examination. However, should Dell experience an unfavorable outcome in the IRS matter, such an outcome could have a material impact on its results of operations, financial position, and cash flows. Although the timing of income tax audit resolutions and negotiations with taxing authorities is highly uncertain, Dell does not anticipate a significant change to the total amount of unrecognized income tax benefits for all matters within the next 12 months.

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

NOTE 15 — EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Accordingly, certain stock-based incentive awards have been excluded from the calculation of diluted earnings per share totaling 203 million shares and 232 million shares for the second quarters of Fiscal 2011 and Fiscal 2010, respectively; and 203 million and 239 million shares for the six months ended July 30, 2010, and July 31, 2009, respectively.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended July 30, 2010, and July 31, 2009:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2010	2009	2010	2009
	(in millions, except per share amounts)
Numerator:
Net income	$545	$472	$886	$762

Denominator:
Weighted-average shares outstanding:
Basic	1,952	1,955	1,956	1,952
Effect of dilutive options, restricted stock units, restricted stock, and other	8	5	11	4

Diluted	1,960	1,960	1,967	1,956

Earnings per share:
Basic	$0.28	$0.24	$0.45	$0.39
Diluted	$0.28	$0.24	$0.45	$0.39

NOTE 16 — SEGMENT INFORMATION

Dell’s four global business segments are Large Enterprise, Public, Small and Medium Business (“SMB”), and Consumer. Large Enterprise includes sales of IT infrastructure and service solutions to large global and national corporate customers. Public includes sales to educational institutions, governments, health care organizations, and law enforcement agencies, among others. SMB includes sales of complete IT solutions to small and medium-sized businesses. Consumer includes sales to individual consumers and retailers around the world. The business segments disclosed in the accompanying Condensed Consolidated Financial Statements are based on this organizational structure and information reviewed by Dell’s management to evaluate the business segment results. Dell’s measure of segment operating income for management reporting purposes excludes severance and facility closure expenses, broad based long-term incentives, amortization of intangibles, acquisition-related charges, and the settlements for the SEC investigation as well as the securities litigation class action lawsuit that were incurred during the first quarter of Fiscal 2011.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents net revenue by Dell’s reportable global segments as well as a reconciliation of consolidated segment operating income to Dell’s consolidated operating income:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2010	2009	2010	2009
		(in millions)
Net revenue:
Large Enterprise	$4,549	$3,285	$8,795	$6,685
Public	4,580	3,798	8,436	6,969
Small and Medium Business	3,535	2,820	7,059	5,787
Consumer	2,870	2,861	6,118	5,665

Net revenue	$15,534	$12,764	$30,408	$25,106

Consolidated operating income:
Large Enterprise	$288	$172	$571	$364
Public	369	383	667	676
Small and Medium Business	323	246	636	476
Consumer	(21)	89	(4)	88

Consolidated segment operating income	959	890	1,870	1,604

Severance and facility actions	(24)	(87)	(81)	(272)
Broad based long-term incentives(a)	(87)	(92)	(174)	(168)
Amortization of intangible assets	(87)	(40)	(175)	(79)
Acquisition-related costs(b)	(16)	-	(36)	-
Other(c)	-	-	(140)	-

Consolidated operating income	$745	$671	$1,264	$1,085

(a)	Broad based long-term incentives include stock-based compensation and other long-term incentives that are not allocated to Dell’s global segments.

(b)	Acquisition-related charges consist primarily of retention payments, integration costs, and consulting fees.

(c)	Other includes the $100 million settlement for the SEC investigation and a $40 million settlement for a securities litigation lawsuit.

NOTE 17 — SUBSEQUENT EVENT

In August 2010, Dell made an offer to acquire 3Par Inc. (“3PAR”), a global provider of storage solutions optimized for the cloud environment. The acquisition of 3PAR is anticipated to enhance Dell’s storage portfolio and provide Dell’s customers with solutions at every storage tier. Subsequent to Dell’s offer to acquire, 3PAR received a competing offer and Dell responded by increasing its original offer to approximately $1.6 billion, net of 3PAR’s cash. Dell cannot predict the outcome of this matter at this time.

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

Our enterprise products include servers and networking, and storage products. Client products include mobility and desktop PC products. Our services include a broad range of configurable IT and business services, including infrastructure technology, consulting and applications, and business process services.

Our recent acquisition of Kace Networks, Inc, Scalent Systems Inc., and Ocarina Networks Inc., and our continued integration of Perot Systems Corporation (“Perot Systems”) have enabled us to expand our portfolio of enterprise solutions offerings. The comparability of our results of operations for the second quarter and first six months of Fiscal 2011 compared with the same periods in Fiscal 2010 are impacted by the acquisitions we have made since the second quarter of Fiscal 2010, primarily Perot Systems. See our Services discussion under “Revenue by Product and Services Categories” below for a comparison of Dell’s services revenue for the first half of Fiscal 2011 to the prior year’s results of Dell services and Perot Systems.

CONSOLIDATED RESULTS OF OPERATIONS

The following table summarizes the results of our operations for the three and six months ended July 30, 2010, and July 31, 2009:

	Three Months Ended					Six Months Ended
	July 30, 2010			July 31, 2009		July 30, 2010			July 31, 2009
		% of	%		% of		% of	%		% of
	Dollars	Revenue	Change	Dollars	Revenue	Dollars	Revenue	Change	Dollars	Revenue
	(in millions, except per share amounts and percentages)
Net revenue
Products	$12,645	81.4%	19%	$10,623	83.2%	$24,731	81.3%	19%	$20,855	83.1%
Services, including software related	2,889	18.6%	35%	2,141	16.8%	5,677	18.7%	34%	4,251	16.9%

Total net revenue	$15,534	100.0%	22%	$12,764	100.0%	$30,408	100.0%	21%	$25,106	100.0%
Gross margin
Products	$1,714	13.6%	4%	$1,645	15.5%	$3,415	13.8%	10%	$3,091	14.8%
Services, including software related	872	30.2%	17%	746	34.8%	1,687	29.7%	15%	1,468	34.5%

Total gross margin	$2,586	16.6%	8%	$2,391	18.7%	$5,102	16.8%	12%	$4,559	18.2%
Operating expenses	$1,841	11.8%	7%	$1,720	13.5%	$3,838	12.6%	10%	$3,474	13.8%
Operating income	$745	4.8%	11%	$671	5.2%	$1,264	4.2%	16%	$1,085	4.3%
Net income	$545	3.5%	16%	$472	3.7%	$886	2.9%	16%	$762	3.0%
Earnings per share diluted	$0.28	N/A	17%	$0.24	N/A	$0.45	N/A	15%	$0.39	N/A

In the second quarter of Fiscal 2011, our total net revenue increased 22% year-over-year with increases across all our Commercial segments, while Consumer revenue remained flat. Revenue from our Commercial segments increased 28% year-over-year, with Large Enterprise and SMB leading the increase. Our Commercial segments generated approximately 82% of our total net revenue during the second quarter of Fiscal 2011. We continue to see indications of strengthening demand primarily from our Large Enterprise and SMB customers due to the corporate refresh cycle that is being experienced across the industry, while demand from our Public and Consumer customers is showing signs of softening. For the first half of Fiscal 2011, our total net revenue increased 21%, with revenue from our Commercial and Consumer segments increasing 25% and 8%, respectively, year-over-year for the same period.

We will continue to focus our efforts on providing IT solutions to our customers in areas such as servers and networking, storage, and services. The revenue generated from these categories of our Commercial segments, including the contributions from Perot Systems, grew a combined 43% and 42% year-over-year, during the second quarter and first half of Fiscal 2011, respectively. We believe these solutions are customized to the needs of users, easy to use, and affordable. We will also seek to improve our client product business by simplifying our product offerings, developing next generation capabilities, and enhancing the online buying experience for our customers. Our cost reduction activities over the past several quarters are improving our profitability and operating leverage as revenue growth returns. We expect that the benefits of our strategy will carry throughout Fiscal 2011.

Revenue

Product Revenue — Product revenue increased year-over-year by 19% for the second quarter and first half of Fiscal 2011. Our product revenue performance was primarily attributable to improved customer demand as result of increased global IT spending from our Commercial customers across all product categories.

Services Revenue, including software related — Services revenue, including software related increased year-over-year by 35% for the second quarter of Fiscal 2011 and 34% for the first half of Fiscal 2011. Our services revenue performance was attributable to a 57% year-over-year increase in services revenue and an increase of 6% in software related services revenue during the second quarter of Fiscal 2011. For the first half of Fiscal 2011, services and software related services revenue increased 55% and 4%, respectively. The increase in services revenue was primarily due to our acquisition of Perot Systems, which was integrated into our Public and Large Enterprise segments.

Revenue from the U.S. increased 17% and 19% during the second quarter and first half of Fiscal 2011, respectively, over the same periods last year. Revenue from outside the U.S. represented approximately 47% of total net revenue for the second quarter and first half of Fiscal 2011, and grew 28% and 24% year-over-year for the second quarter and first half of Fiscal 2011, respectively. Revenue from Brazil, Russia, India, and China (“BRIC”) increased 52% and 56% year-over-year, on a combined basis, for the second quarter and first half of Fiscal 2011, respectively. Revenue from BRIC combined has been increasing sequentially since the fourth quarter of Fiscal 2009 and represented 12.0% of our total net revenue for the first half of Fiscal 2011 compared to 9.4% in the prior year. We are continuing to expand into these and other emerging countries that represent the vast majority of the world’s population, tailor solutions to meet specific regional needs, and enhance relationships to provide customer choice and flexibility.

We manage our business on a U.S. dollar basis and utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time. As a result of our hedging programs, the impact of currency movements was not material to our total net revenue for the second quarter and first half of Fiscal 2011.

Gross Margin

Products — During the second quarter and first half of Fiscal 2011, products gross margin increased in absolute dollars year-over-year, while gross margin percentage decreased 190 basis points and 100 basis points, respectively. The decrease in gross margin percentage was primarily a result of component cost pressures that we were not able to completely offset through pricing actions. Our client products were particularly impacted by this trend. Late in the second quarter of Fiscal 2011, we observed indications of moderating component cost trends, which, depending on the pricing environment, may provide for gross margin improvement in the second half of Fiscal 2011.

Services, including software related — During the second quarter and first half of Fiscal 2011, our services gross margin increased in absolute dollars compared to the prior year, though our gross margin percentage decreased. The decrease in gross margin percentage for services, including software related, was primarily due to a higher mix of stand-alone services. Our services, including software related gross margin rate is driven by our extended warranty sales, the total effect of which was offset by lower margin categories such as software, consulting, and managed services. Our extended warranty services are more profitable because we sell extended warranty offerings directly to customers instead of selling through a distribution channel. We have a service support structure that allows us to favorably manage our fixed costs.

We will continue to invest in initiatives that align our new and existing products and services with customers’ needs, particularly for enterprise products and solutions. As we shift our focus more to enterprise solutions and services, we believe the improved mix of higher margin sales will positively impact our gross margins over time.

Severance and Facility Actions

Due to our continued migration towards a more variable cost manufacturing model, we continue to incur certain severance and facility action costs, though these costs have decreased from the prior year. During the second quarter and first half of Fiscal 2011, the cost of these actions was $24 million and $81 million, respectively, of which $14 million and $43 million, respectively, affected gross margin. For the second quarter and first six months of Fiscal 2010, the cost of these actions was $87 million and $272 million, respectively, of which $14 million and $79 million, respectively, affected gross margin. While we believe that we have completed a significant portion of our manufacturing transformation, we expect to implement additional cost reduction measures depending on a number of factors, including end-user demand and the continued simplification of our supply and logistics chain. Additional cost reduction measures may include selected headcount reductions, as well as other cost reduction programs. See Note 11 of the Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information on severance and facility action costs.

Vendor Rebate Programs

Our gross margin is affected by our ability to achieve favorable pricing with our vendors and contract manufacturers, including through our negotiation of a variety of vendor rebate programs to achieve lower net costs for the various components we include in our products. Under these programs, vendors provide us with rebates or other discounts from the list prices for the components, which are generally elements of their pricing strategy. Vendor rebate programs are only one element of the costs we negotiate for our product components. We account for these rebates and other discounts as a reduction in cost of net revenue. Our total net cost includes supplier list prices as well as the vendor rebates and other discounts. We manage our costs on a total net cost basis.

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally not long-term in nature, but instead are typically negotiated at the beginning of each quarter. Because of the fluid nature of these ongoing negotiations, which reflect changes in the competitive environment, the timing and amount of rebates and other discounts we receive under the programs may vary from period to period. Since we manage our component costs on a total net cost basis, any fluctuations in the timing and amount of rebates and other discounts we receive from vendors may not necessarily result in material changes to our gross margin. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs, to minimize the potential impact on our business. Our gross margin was not materially affected by any changes to the terms of our vendor rebate programs for the second quarter or first six months of Fiscal 2011, as the amounts we received under these programs were generally stable relative to our aggregate product cost.

Operating Expenses

Our cost reduction activities over the past several quarters are improving operating leverage as revenue growth is returning. Our operating expenses as a percentage of net revenue declined 170 basis points and 120 basis points year-over-year during the second quarter and first six months of Fiscal 2011, respectively. The following table summarizes our operating expenses for the three and six months ended July 30, 2010, and July 31, 2009:

	Three Months Ended					Six Months Ended
	July 30, 2010			July 31, 2009		July 30, 2010			July 31, 2009
		% of	%		% of		% of	%		% of
	Dollars	Revenue	Change	Dollars	Revenue	Dollars	Revenue	Change	Dollars	Revenue
	(in millions, except percentages)
Operating expenses
Selling, general, and administrative	$1,679	10.8%	7%	$1,571	12.3%	$3,509	11.5%	10%	$3,184	12.7%
Research, development, and engineering	162	1.0%	9%	149	1.2%	329	1.1%	13%	290	1.1%

Operating expenses	$1,841	11.8%	7%	$1,720	13.5%	$3,838	12.6%	10%	$3,474	13.8%

•	Selling, General, and Administrative — During the second quarter of Fiscal 2011, selling, general and administrative (“SG&A”) expenses increased year-over-year, while SG&A expenses as a percentage of net revenue decreased. The increase in SG&A expenses was primarily attributable to increases in compensation-related expenses of approximately $116 million due to an increase in headcount resulting from our acquisitions. SG&A expenses related to headcount and infrastructure reductions through our on-going cost optimization efforts were $9 million for the second quarter of Fiscal 2011 compared to $71 million for the same period in the prior year. During the second quarter of Fiscal 2011, we also had a year-over-year increase of $30 million related to advertising and promotion costs. SG&A expenses for the second quarter of Fiscal 2011 also included approximately $15 million of costs related to our acquisitions, which includes costs incurred for recent acquisitions as well as integrations costs related to Perot Systems.

During the first six months of Fiscal 2011, SG&A expenses increased year-over-year, while SG&A expenses as a percentage of net revenue decreased. The increase in SG&A expenses was primarily attributable to increases in compensation-related expenses of approximately $224 million due to an increase in headcount resulting from our acquisitions. SG&A expenses related to headcount and infrastructure reductions through our on-going cost optimization efforts were $34 million for the first half of Fiscal 2011 compared to $191 million for the same period in the prior year. SG&A expenses for the first half of Fiscal 2011 also included approximately $34 million in acquisition-related charges. In addition, during the first quarter of Fiscal 2011, Dell recorded a $100 million charge for our settlement of the SEC investigation and a $40 million charge for a securities litigation class action lawsuit that was filed against Dell during Fiscal 2007. See Note 12 to Notes to Condensed

Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for more information on legal matters.

•	Research, Development, and Engineering — During the second quarter and first six months of Fiscal 2011, research, development and engineering (“RD&E”) expenses remained approximately 1% of revenue, consistent with the prior year. We manage our research, development, and engineering spending by targeting those innovations and products that we believe are most valuable to our customers and by relying upon the capabilities of our strategic relationships. We will continue to invest in RD&E activities to support our growth and to provide for new, competitive products.

Operating and Net Income

•	Operating Income — During the second quarter and first half of Fiscal 2011, operating income increased 11% and 16%, respectively. The increases were primarily due to increases in gross margin dollars of 8% and 12% for the second quarter and first half of Fiscal 2011, respectively. A 7% and 10% year-over-year increase in operating expenses during the second quarter and first half of Fiscal 2011, respectively, negatively impacted operating income, while operating expenses as a percentage of net revenue decreased during the same periods.

•	Net Income — For the second quarter and first half of Fiscal 2011, net income increased year-over-year for both periods by 16% to $545 million and $886 million, respectively. Net income was positively impacted by increases in operating income and a lower effective tax rate for the second quarter and first half of Fiscal 2011. The lower effective tax rates were offset by higher interest expenses. See “Income and Other Taxes” and “Interest and Other, net” sections below for discussions of our effective tax rates and interest and other, net.

Segment Discussion

Our four global business segments are Large Enterprise, Public, Small and Medium Business, and Consumer.

Severance and facility action expenses, broad based long-term incentive expenses, amortization of purchased intangible assets costs, acquisition-related expenses, and charges related to our settlement of the SEC investigation as well as a securities litigation class action lawsuit that were incurred during the first quarter of Fiscal 2011, are not allocated to the reporting segments as management does not believe that these items are reflective of the underlying operating performance of the reporting segments. These costs totaled $214 million and $606 million for the second quarter and first half of Fiscal 2011, respectively. For the second quarter and first half of Fiscal 2010, these costs totaled $219 million and $519 million, respectively. See Note 16 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information and reconciliation of segment revenue and operating income to consolidated revenue and operating income.

The following table summarizes our revenue and operating income by reportable global segments:

	Three Months Ended						Six Months Ended
	July 30, 2010				July 31, 2009		July 30, 2010				July 31, 2009
		% of	%			% of		% of	%			% of
	Dollars	Revenue(a)	Change		Dollars	Revenue(a)	Dollars	Revenue(a)	Change		Dollars	Revenue(a)
	(in millions, except percentages)
Large Enterprise
Net revenue	$4,549	29%	38%		$3,285	26%	$8,795	29%	32%		$6,685	27%
Operating income	288	6%	68%		172	5%	571	7%	57%		364	5%
Public
Net revenue	$4,580	30%	21%		$3,798	30%	$8,436	28%	21%		$6,969	28%
Operating income	369	8%	(4%	)	383	10%	667	8%	(1%	)	676	10%
Small and Medium Business
Net revenue	$3,535	23%	25%		$2,820	22%	$7,059	23%	22%		$5,787	23%
Operating income	323	9%	32%		246	9%	636	9%	34%		476	8%
Consumer
Net revenue	$2,870	18%	0%		$2,861	22%	$6,118	20%	8%		$5,665	22%
Operating income (loss)	(21)	(1% )	(124%	)	89	3%	(4)	0%	(105%	)	88	2%

(a)	Operating income percentage of revenue is stated in relation to the respective segment.

•	Large Enterprise — The year-over-year increase in Large Enterprise’s revenue for the second quarter of Fiscal 2010 was mainly attributable to improved demand. Many of our customers who delayed or canceled IT projects as a result of the economic slowdown have resumed IT spending. Large Enterprise experienced year-over-year increases in revenue across all product lines during the second quarter of Fiscal 2011. Revenue from servers and networking and services increased 54% and 56%, respectively. The increase in services revenue was largely due to the integration of Perot Systems. Demand for our client products also increased, with mobility and desktop PC revenue increasing 51% and 35% year-over-year, respectively. During the second quarter of Fiscal 2011, Large Enterprise’s revenue increased year-over-year across all regions.

During the first half of Fiscal 2011, all product and services categories experienced increases in revenue. Revenue from servers and networking increased 57% year-over-year, and services increased 50% primarily as result of the integration of Perot Systems. Revenue from mobility and desktop PCs increased 31% and 28% year-over-year, respectively.

During the second quarter and first half of Fiscal 2011, operating income percentage increased 110 basis points year-over-year to 6.3% and 6.5%, respectively, mostly driven by tighter spending controls and revenue increases that resulted in operating expenses decreasing as a percentage of net revenue, offset by a decrease in gross margin percentage, resulting from component cost pressures and the product pricing environment.

•	Public — During the second quarter of Fiscal 2011, Public experienced a year-over-year increase in revenue across all product and service categories. Services contributed the largest increase, with a 116% increase in revenue over the prior year. The increase in services revenue was primarily a result of our integration of Perot Systems. Revenue from servers and networking and desktop PCs had double digit year-over-year increases of 12% and 10%, respectively. Public’s revenue grew during the second quarter of Fiscal 2011 across all regions, though demand from U.S. state and local governments and our Europe-based Public customers was muted due to fiscal budget constraints.

Public’s year-over-year increase in revenue across all product and service categories for the first half of Fiscal 2011 was consistent with the second quarter of Fiscal 2011. Revenue from services increased 119% as a result of our integration of Perot, while revenue from servers and networking increased 14% year-over-year.

For the second quarter and first half of Fiscal 2011, operating income percentage decreased 210 basis points and 180 basis points, respectively, from the same periods last year to 8.0% and 7.9%, respectively. Operating income percentage was negatively impacted by a year-over-year decrease in gross margin percentage as our services portfolio mix shifted to lower margin categories due to the integration of Perot Systems. Operating expenses as a percentage of net revenue for the second quarter and first half of Fiscal 2011 were relatively consistent with the same periods of Fiscal 2010.

•	Small and Medium Business — During the second quarter of Fiscal 2011, SMB experienced a year-over-year increase in revenue with double digit percentage increases across all product categories. The revenue growth was led by 32% and 29% increases in mobility and desktop PCs revenue, respectively, and a 28% increase in servers and networking revenue. The improved demand environment was a major contributor to the increase in revenue for SMB. SMB revenue experienced year-over-year growth across all regions during the second quarter of Fiscal 2011, while our BRIC revenue grew 63% year-over-year.

SMB revenue also increased for all product and service categories for the first half of Fiscal 2011. Revenue from desktop PCs and mobility products had the greatest dollar increases, with each increasing 25% year-over-year. Revenue from servers and networking and software and peripherals increased 28% and 16%, respectively.

For the second quarter and first half of Fiscal 2011, operating income percentage increased 40 basis points and 80 basis points, respectively, year-over-year to 9.1% and 9.0%, respectively. The increase in operating income percentage for the second quarter and first half of Fiscal 2011 was largely due to improved demand and tighter spending controls that resulted in operating expenses decreasing as a percentage of revenue, offset by a decrease in gross margin percentage due to the higher mix of client products sold during the periods.

•	Consumer — Consumer’s revenue remained flat year-over-year during the second quarter of Fiscal 201l as all relevant product and service categories, except for Consumer mobility products, experienced year-over-year declines. Consumer mobility revenue increased by 9% year-over-year while revenue from desktop PCs decreased 8% during the second quarter of Fiscal 2011. The continuing shift in consumer preference from desktops to notebooks has contributed to continued revenue mix shifts to mobility products. Partially offsetting the increase in mobility products revenue for the second quarter of Fiscal 2011 was a decrease of 21% in software and peripherals revenue, which was largely due to a $53 million transaction in the second quarter of Fiscal 2010, in which a vendor purchased our contractual right to share in future revenues from product renewals sold by the vendor. We did not have a similar transaction during the second quarter of Fiscal 2011. At a country level, our U.S. revenue decreased 15% year-over-year for the second quarter of Fiscal 2011 due to softer demand, while our non-U.S. regions experienced 21% revenue growth. Revenue from BRIC grew 68% year-over-year for the second quarter of Fiscal 2011. We expanded our global retail presence over the prior year and now reach approximately 66,000 retail locations worldwide, compared to 40,000 at the end of the second quarter of Fiscal 2010. Our global retail expansion has increased our customer base.

During the first half of Fiscal 2011, Consumer’s revenue grew 8% largely due to an increase in mobility revenue of 17%, which was offset in part by decreases in revenue from all other product and services categories. At a country level, our U.S. revenue decreased 7% for the first half of Fiscal 2011, while our BRIC revenue grew 80%.

For the second quarter and first half of Fiscal 2011, Consumer’s operating income percentage decreased approximately 380 and 170 basis points, respectively, year-over-year to negative 0.7% and negative 0.1%,. The decrease in operating income percentage was largely attributable to decreases in gross margin percentage. Consumer gross margin decreased due to fluctuations in component prices that were not offset by selling prices, which resulted in decreased gross margins for all our Consumer product categories. Operating expenses as a percentage of revenue decreased during the second quarter and first half of Fiscal 2011 as compared to the same periods in Fiscal 2010, even though operating expenses remained relatively flat year-over-year. During the first quarter of Fiscal 2011, we combined Consumer and SMB under a single leadership team to reduce overall costs, though we are continuing to manage and report the two segments separately. As we work to improve profitability, we continue to monetize aspects of the consumer business model with arrangements with vendors and suppliers, such as revenue sharing arrangements, which we believe will continue to contribute to and improve Consumer’s operating income over time, although such impacts may not be linear. We expect the operating income percentage for Consumer to improve to the 1% to 2% range in the near term, as we balance profitability with growth.

Revenue by Product and Services Categories

We design, develop, manufacture, market, sell, and support a wide range of products that in many cases are customized to individual customer requirements. Our products are organized between enterprise and client categories. Our enterprise products include servers and networking, and storage products. Client products include mobility and desktop PC products. Our services include a broad range of configurable IT and business services, including infrastructure technology, consulting and applications, and business process services.

The following table summarizes our net revenue by product and service categories for the three and six months ended July 30, 2010, and July 31, 2009:

	Three Months Ended					Six Months Ended
	July 30, 2010			July 31, 2009		July 30, 2010			July 31, 2009
		% of	%		% of		% of	%		% of
	Dollars	Revenue	Change	Dollars	Revenue	Dollars	Revenue	Change	Dollars	Revenue
				(in millions, except percentages)
Net revenue:
Enterprise products:
Servers and networking	$1,890	12%	35%	$1,403	11%	$3,675	12%	37%	$2,689	11%
Storage	624	4%	13%	551	4%	1,178	4%	9%	1,085	4%
Services	1,915	12%	57%	1,218	10%	3,806	12%	55%	2,456	10%
Software and peripherals	2,535	17%	6%	2,382	19%	5,031	17%	9%	4,628	18%
Client products:
Mobility	4,700	30%	21%	3,891	30%	9,263	30%	19%	7,766	31%
Desktop PCs	3,870	25%	17%	3,319	26%	7,455	25%	15%	6,482	26%

Net revenue	$15,534	100%	22%	$12,764	100%	$30,408	100%	21%	$25,106	100%

Enterprise Solutions

Servers and Networking — The increases in our server and networking revenue during the second quarter and first of half of Fiscal 2011 as compared to the same periods of Fiscal 2010 were due to demand improvements across all Commercial segments and all regions. During the second quarter and first six months of Fiscal 2011, unit shipments increased 15% and 22% year-over-year, respectively, and average selling prices increased 17% and 12% year-over-year, respectively, driven by improved product mix toward our new product lines. Our cloud computing servers were considerable contributors to the year-over-year increase for the second quarter and first half of Fiscal 2011. During the second quarter of Fiscal 2011, we introduced our PowerEdge R815 and PowerEdge R715 efficient data center products, which use the AMD Opterontm 6100 series processors. We also introduced our PowerConnect J-series of network offerings.

Storage — During the second quarter and first half of Fiscal 2011, all our Commercial segments had year-over-year increases in storage revenue. Dell EqualLogictm continues to perform strongly, with year-over-year revenue growth of 63% and 69% for the second quarter and first half of Fiscal 2011, respectively. We are shifting towards more Dell-branded and co-branded storage offerings, which generally can be sold with service solutions and provide increased margin opportunity. During the second quarter of Fiscal 2011, we introduced our Dell EqualLogic PS6000XVS and Dell EqualLogic PS6010XVS storage arrays with enhancements to improve density and performance, as well as our PowerVault MD 3200 and PowerVault MD3200i storage arrays targeted for small-to-medium sized businesses.

Services — Services offerings include infrastructure technology, consulting and applications, and business process services. Services revenue increased by $697 million and $1.35 billion year-over-year during the second quarter and first half of Fiscal 2011, respectively, with revenue from Perot Systems contributing a large proportion of the increase. Perot Systems reported revenue for the three and six months ended June 30, 2009, of $628 million and $1.2 billion, respectively. Combining the results of Perot Systems revenue for the three and six months ended June 30, 2009, with Dell Services revenue for the three and six months ended July 31, 2009, does not take into consideration intercompany charges nor anticipated synergies or other effects of the integration of Perot Systems. Perot Systems’ June 30, 2009, results are presented for informational purposes only and are not indicative of the results that actually would have occurred if the acquisition had been completed at the beginning of Fiscal 2010, nor are they indicative of future results.

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

Our deferred service revenue balance increased 7.4% year-over-year to $6.3 billion at July 30, 2010, primarily due to an increase in up-sell service offerings.

Software and Peripherals — Revenue from sales of software and peripherals (“S&P”) is derived from sales of Dell-branded printers, monitors (not sold with systems), projectors, keyboards, mice, docking stations, and a multitude of third-party peripherals including LCD televisions, cameras, stand-alone software sales and related support services, and other products. The increase in S&P revenue was driven by overall customer unit shipment increases due to improvements in demand in displays and electronics, which experienced a combined year-over-year revenue increase of 17% and 18% for the second quarter and first half of Fiscal 2011, respectively.

Software revenue from our S&P line of business, which includes software license fees and related post-contract customer support, is included in services revenue, including software related on the Condensed Consolidated Statements of Income. Software and related support services revenue represented 34% and 43% of services revenue, including software related during the second quarters of Fiscal 2011 and Fiscal 2010, respectively, and 33% and 42% for the first half of Fiscal 2011 and Fiscal 2010, respectively.

Client

Mobility — Revenue from mobility products (which include notebook computers, mobile workstations, and smartphones) increased during the second quarter and first half of Fiscal 2011 across all operating segments due to demand improvements. Mobility units increased 21% and 24% year-over-year for the second quarter and first half of Fiscal 2011, respectively. Average selling prices were flat for the second quarter of Fiscal 2011 and decreased 4% for the first half of Fiscal 2011, due to a shift in product mix to lower priced mobility product offerings. During the second quarter and first half of Fiscal 2011, overall, Commercial mobility revenue increased 30% and 21% year-over-year, respectively, and Consumer increased 9% and 17%, respectively. The increase in Commercial mobility is driven by increases in demand for our Latitude and Vostro notebooks. We believe the on-going demand trend towards mobility products will continue, and we plan to address this demand by expanding our product platforms to cover broader feature sets and price bands. During the second quarter of Fiscal 2011, we introduced additional models to our Inspiron family of notebooks.

Desktop PCs — During the second quarter and first half of Fiscal 2011, revenue from desktop PCs (which include desktop computer systems and fixed workstations) increased as unit demand for desktop PCs increased by 12% during both periods. The average selling price for our desktop computers increased slightly by 4% and 3% year-over-year for the second quarter and first half of Fiscal 2011, respectively. The increase in unit demand was driven by our Large Enterprise and SMB customers, with 24% and 27% increases year-over-year, respectively, for the second quarter of Fiscal 2011 and 26% and 24%, respectively, for the first half of Fiscal 2011. In the consumer marketplace, we are continuing to see rising end-user demand for mobility products, which moderates the demand for desktop PCs. For the second quarter and first half of Fiscal 2011, unit demand from our Consumer customers for desktop PCs declined 9% and 6%, respectively, while mobility units increased 11% and 20% year-over-year, respectively. We experienced year-over-year increases in demand for all our commercial lines of desktop PCs and fixed work stations including our Optiplex, and Vostro, desktops and Precision fixed work stations.

Interest and Other, Net

The following table provides a detailed presentation of interest and other, net for the three and six months ended July 30, 2010, and July 31, 2009:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2010	2009	2010	2009
	(in millions)
Interest and other, net:
Investment income, primarily interest	$11	$15	$19	$36
Gains on investments, net	3	-	3	1
Interest expense	(46)	(39)	(93)	(68)
Foreign exchange	(7)	(26)	(37)	(26)
Other	(10)	8	(9)	13

Interest and other, net	$(49)	$(42)	$(117)	$(44)

We continued to maintain a portfolio of instruments with shorter maturities, which typically carry lower market yields. Market yields on short-term instruments declined year-over-year for the second quarter and first half of Fiscal 2011, resulting in lower investment income.

The year-over-year increase in interest expense for the second quarter and first half of Fiscal 2011 was due to higher debt levels, which increased to $5.3 billion as of July 30, 2010, from $3.4 billion as of July 31, 2009.

The year-over-year change in foreign exchange for the second quarter of Fiscal 2011, as compared to the same period in the prior year, was primarily due to revaluation of certain unhedged foreign currency balances. For the first half of Fiscal 2011 as compared to 2010, foreign exchange increased due to higher costs associated with the hedging program resulting from currency volatility.

Income and Other Taxes

Our effective income tax rate was 21.7% and 25.0% for the second quarter of Fiscal 2011 and Fiscal 2010, respectively. For the first half of Fiscal 2011 and Fiscal 2010, our effective income tax rate was 22.8% and 26.8%, respectively. The decreases in our effective income tax rate for the second quarter and first half of Fiscal 2011 were primarily due to the favorable effective settlement of a tax audit in a foreign jurisdiction, finalization of certain advanced pricing agreements with foreign jurisdictions, and also Dell’s geographical distribution of taxable income. For Fiscal 2011, we estimate our effective annual tax rate, including the effect of this favorable settlement, to be approximately 25%. In the first quarter of Fiscal 2011, we forecasted our effective annual tax rate to be 27%. The decrease in the forecasted effective annual tax rate is primarily due to the favorable outcome of the foreign audits and advanced pricing agreements as mentioned above. The difference between the estimated effective income tax rate and the U.S. federal statutory rate of 35% principally results from our geographical distribution of taxable income and differences between the book and tax treatment of certain items. The income tax rate for future quarters of Fiscal 2011 will be impacted by the actual mix of jurisdictions in which income is generated.

We take certain non-income tax positions in the jurisdictions in which we operate and have received certain non-income tax assessments from some of these jurisdictions. We are also involved in related non-income tax litigation matters in various jurisdictions. These jurisdictions include Brazil, where we are in litigation with the government over the proper application of transactional taxes to warranties and software related to the sale of computers, as well as over the appropriate use of state statutory incentives to reduce the transactional taxes. Tax litigation in Brazil has historically taken multiple years to resolve. While we believe we will ultimately prevail in the Brazilian courts, we have also negotiated certain tax incentives with the state that can be used to offset potential tax liabilities should the courts rule against us. The incentives are based upon the number of jobs we maintain within the state. We have, as expected, received adverse rulings from the tax administrative court level, and will appeal. In conjunction with these appeals, we have pledged our manufacturing facility in Hortolandia, Brazil to the government and have provided a bank guarantee to begin the appeal process within the judicial courts.

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

ACCOUNTS RECEIVABLE

We sell products and services directly to customers and through a variety of sales channels, including a retail distribution network. At July 30, 2010, our gross accounts receivable balance was $6.7 billion, an increase of 12% from our balance at January 29, 2010. The increase in accounts receivable was primarily attributable to our Commercial revenue growth during the first half of Fiscal 2011. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on specific identifiable customer accounts that are deemed at risk and general historical bad debt experience. As of July 30, 2010, and January 29, 2010, the allowance for doubtful accounts was $93 million and $115 million, respectively. Our allowance has declined as a percentage of accounts receivable over the prior year due to improved aging of balances and better loss experiences. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

FINANCING RECEIVABLES

At July 30, 2010, and January 29, 2010, our net financing receivables balances were $3.9 billion and $3.0 billion, respectively. The increase was primarily the result of the consolidation of two previously nonconsolidated qualifying special purpose entities (“SPEs”) as discussed below. We expect some growth in financing receivables to continue throughout Fiscal 2011. To manage the growth in financing receivables, we will continue to balance the use of our own working capital and other sources of liquidity, including securitization programs. Starting in the first quarter of Fiscal 2011, CIT Group Inc. (“CIT”), formerly a joint venture partner of Dell Financial Services L.L.C. (“DFS”), our wholly-owned subsidiary, is no longer funding DFS financing receivables.

During the first half of Fiscal 2011, we continued to transfer certain customer financing receivables to SPEs in securitization transactions. The purpose of the SPEs is to facilitate the funding of customer receivables through financing arrangements with multi-seller conduits that issue asset-backed debt securities in the capital markets. We transferred $524 million and $262 million, respectively, to these SPEs during the three months ended July 30, 2010, and July 31, 2009, and $1 billion and $495 million during the first half of Fiscal 2011 and Fiscal 2010, respectively. Our risk of loss related to these securitized receivables is limited to the amount of our over-collateralization in the transferred pool of receivables. We have a securitization program to fund revolving loans through a consolidated SPE, which we account for as a secured borrowing. Additionally, as of January 29, 2010, the two SPEs that funded fixed-term leases and loans were not consolidated. As of the beginning of the first quarter of Fiscal 2011, we adopted the new accounting guidance that requires us to apply variable interest entity accounting to these special purpose entities and therefore, consolidated the two remaining nonconsolidated SPEs. The impact of the adoption resulted in a decrease to beginning retained earnings for Fiscal 2011 of $13 million. There was no impact to our results of operations or our cash flows upon adoption of the new accounting guidance. Starting in the first quarter of Fiscal 2011, we account for these fixed-term securitization programs as secured borrowings. At July 30, 2010, and January 29, 2010, the structured financing debt related to all of our secured borrowing securitization programs was $918 million and $164 million, respectively, and the carrying amount of the corresponding financing receivables was $1.3 billion and $0.3 billion, respectively.

We maintain an allowance to cover expected financing receivable credit losses and we evaluate credit loss expectations based on our total portfolio. For the periods ended July 30, 2010, and January 29, 2010, the annualized principal charge-off rate for our total portfolio was 6.7% and 8.2%, respectively. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. At July 30, 2010, and January 29, 2010, the allowance for financing receivable losses was $277 million and $237 million, respectively. In general, we are seeing improving loss rates associated with our financing receivables as the economy has stabilized. The increase in the allowance is primarily due to the incremental allowance from the consolidation of variable interest entities and an additional allowance related to assets that were included in a qualified special purpose entity and consolidated during the second quarter of Fiscal 2010, which have liquidated slower than we originally anticipated. Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

The Credit Card Accountability, Responsibility, and Disclosure Act of 2009 was signed into U.S. law on May 22, 2009, and has affected the consumer financing provided by DFS. Commercial credit is unaffected by the changes in law. A majority of the provisions of the law are now in effect. This Act imposed new restrictions on credit card companies in the areas of marketing, servicing, and pricing of consumer credit accounts. The changes have not substantially altered how consumer credit is offered to our customers or how their accounts are serviced. We do not feel that the impact of these changes is material to Dell’s financial results.

See Note 5 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information about our financing receivables.

OFF-BALANCE SHEET ARRANGEMENTS

With the consolidation of our previously nonconsolidated special purpose entities, we no longer have off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL COMMITMENTS

Current Market Conditions

We regularly monitor economic conditions and associated impacts on the financial markets and our business. Though there were signs of improvement in the global economic environment during the first half of Fiscal 2011, we continue to be cautious given the volatility associated with international sovereign economies and other economic indicators. We continue to evaluate the financial health of our supplier base, carefully manage customer credit, diversify counterparty risk, and monitor the concentration risk of our cash and cash equivalents balances globally. Additionally, we maintain a conservative investment portfolio with shorter duration and high quality assets.

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

Liquidity

We ended the second quarter of Fiscal 2011 with $13.1 billion in cash, cash equivalents, and investments compared to $12.7 billion at the end of the second quarter of Fiscal 2010. Cash generated from operations is our primary source of operating liquidity and we believe that internally generated cash flows are sufficient to support business operations. We have an active working capital management team that monitors the efficiency of our balance sheet by evaluating liquidity under various macroeconomic and competitive scenarios. These scenarios quantify risks to the financial statements and provide a basis for actions necessary to ensure adequate liquidity, both domestically and internationally. We utilize external capital sources, such as notes and other term debt, commercial paper, or structured financing arrangements, to supplement our internally generated sources of liquidity as necessary. In addition, we have a currently effective shelf registration statement filed with the SEC for the issuance of an indeterminate amount of debt securities which we have used and expect to use to issue debt securities before its expiration or replacement during the first quarter of Fiscal 2012. We have continued to have access to the capital markets in recent periods. Any future disruptions, uncertainty or volatility in those markets may result in higher funding costs for us and adversely affect our ability to obtain funds. We intend to maintain the appropriate debt levels based upon cash flow expectations, the overall cost of capital, cash requirements for operations, and discretionary spending, including for acquisitions and share repurchases. Due to the overall strength of our financial position, we believe that we will have adequate access to capital markets.

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the U.S. Where local regulations limit an efficient intercompany transfer of amounts held outside of the U.S., we will continue to utilize these funds for local liquidity needs. Under current law, balances available to be repatriated back to the U.S. would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered permanently reinvested outside of the U.S. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations where it is needed. Our non-U.S. domiciled cash and investments are generally denominated in the U.S. dollar.

The following table contains a summary of our Condensed Consolidated Statements of Cash Flows for the respective periods:

	Six Months Ended
	July 30,	July 31,
	2010	2009
	(in millions)
Net change in cash from:
Operating activities	$1,573	$1,837
Investing activities	(620)	40
Financing activities	125	1,379
Effect of exchange rate changes on cash and cash equivalents	(19)	91

Change in cash and cash equivalents	$1,059	$3,347

Operating Activities — The decrease in operating cash flows was primarily led by less favorable changes in working capital during the first half of Fiscal 2010, the effects of which were partially offset by the increase in net income and deferred revenue. See “Key Performance Metrics” below for additional discussion of our cash conversion cycle.

Investing Activities — Investing activities consist of the net of maturities and sales and purchases of investments; net capital expenditures for property, plant, and equipment; and net cash used to fund strategic acquisitions. During the first half of Fiscal 2011, net cash used for investment activities was $225 million, as compared to a net cash sourced of $206 million during the first half of Fiscal 2010 due to a shift from cash equivalents to short-term investments. Cash used to fund strategic acquisitions, net of cash acquired, was approximately $222 million during the first half of Fiscal 2011, primarily related to the acquisition of KACE and Ocarina, compared to $3 million during the first half of Fiscal 2010.

Financing Activities — Financing activities primarily consist of proceeds and repayments from borrowings and the repurchase of our common stock. The year-over-year decrease in cash provided by financing activities for the first half of Fiscal 2011 was mainly due to net proceeds from issuance of long-term debt of $1.5 billion during the first half of Fiscal 2010. We had $3.3 billion in principal of long-term notes outstanding as of July 30, 2010, and July 31, 2009. During the first half of Fiscal 2011, net proceeds from the issuance of commercial paper and structured financing debt was $514 million. We repurchased 26 million shares for $400 million during the first half of Fiscal 2011 and we expect to repurchase shares throughout the remainder of the fiscal year. We did not repurchase any shares during the first half of Fiscal 2010.

During the second quarter of Fiscal 2011, we entered into a new agreement to expand our commercial paper program to $2 billion. We have $2 billion of senior unsecured revolving credit facilities supporting the commercial paper program. Our $2 billion of credit facilities consist of two agreements, with $1 billion expiring on June 1, 2011, and the remaining $1 billion expiring on April 2, 2013.

During the first half of Fiscal 2011, we issued commercial paper with original maturities of less than 90 days and we continue to be active in the commercial paper market by issuing short-term borrowings to augment our liquidity as needed. As of July 30, 2010, we had $900 million outstanding under the commercial paper program. We did not have any commercial paper outstanding as of July 31, 2009.

We issued structured financing-related debt to fund our financing receivables as previously discussed in the “Financing Receivables” section above. The total debt capacity of our securitization programs is $1.1 billion. As of July 30, 2010, we had $918 million in outstanding structured financing-related debt. In connection with the annual renewal process of our securitization programs, we are currently evaluating changes in the U.S. bank regulatory environment and potential impacts to our securitization activities. Depending on market conditions, we may introduce additional banking partners or expand capacity under our existing programs. As we negotiate these annual renewals, which will begin in October 2010, management will continue to assess the costs and benefits of continuing to use securitization programs to fund our receivables. We do not currently foresee significant challenges in the renewal process and we expect to be able to continue to offer or arrange financing to our customers.

See Note 6 of the Notes to Condensed Consolidated Financial Statements under “Part I — Item 1 Financial Statements” for further discussion of our debt.

Key Performance Metrics — Our cash conversion cycle for the six months ended July 30, 2010, improved from the six months ended July 31, 2009. Our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

The following table presents the components of our cash conversion cycle at July 30, 2010, and July 31, 2009:

	July 30,	July 31,
	2010	2009
Days of sales outstanding(a)	41	42
Days of supply in inventory(b)	10	7
Days in accounts payable(c)	(87)	(84)

Cash conversion cycle	(36)	(35)

(a)	Days of sales outstanding (“DSO”) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average net revenue per day for the current quarter (90 days). At July 30, 2010, and July 31, 2009, DSO and days of customer shipments not yet recognized were 38 and 3 days, and 38 and 4 days, respectively.

(b)	Days of supply in inventory (“DSI”) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and most recent quarterly cost of sales for each period. DSI is calculated by dividing inventory by average cost of goods sold per day for the current quarter (90 days).

(c)	Days in accounts payable (“DPO”) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold per day for the current quarter (90 days).

Our cash conversion cycle improved one day at July 30, 2010, from July 31, 2009, driven by a three day improvement in DPO and a one day decrease in DSO, which was partially offset by a three day increase in DSI. The improvement in DPO from July 31, 2009, was attributable to our ongoing transition to contract manufacturing, further standardization of vendor agreements, and timing of supplier purchases and payments during the first half of Fiscal 2011 as compared to the same period of Fiscal 2010. The decrease in DSO from July 31, 2009 is consistent with the revenue growth we experienced over the prior year. The increase in DSI from July 31, 2009, was primarily attributable to an increase in strategic materials purchases and finished goods inventory.

We defer the cost of revenue associated with customer shipments not yet recognized as revenue until they are delivered. These deferred costs are included in our reported DSO because we believe this reporting results in a more accurate presentation of our DSO and cash conversion cycle. These deferred costs are recorded in other current assets in our Condensed Consolidated Statements of Financial Position and totaled $556 million and $537 million, at July 30, 2010, and July 31, 2009, respectively.

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

Capital Expenditures — During the three months and six months ended July 30, 2010, we spent $145 million and $191 million, respectively, on property, plant, and equipment primarily in connection with our global expansion efforts and infrastructure investments made to support future growth. We spent $99 million and $179 million for the three and six months ended July 31, 2009, respectively on property, plant, and equipment. Product demand, product mix, and the increased use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Total capital expenditures for Fiscal 2011, which will be primarily related to infrastructure investments and strategic initiatives, are currently expected to total approximately $500 million. These expenditures are expected to be funded from our cash flows from operating activities.

Restricted Cash — As of July 30, 2010, and January 29, 2010, we have restricted cash in the amount of $171 million and $147 million, respectively, included in other current assets. These balances primarily relate to an agreement between DFS and CIT which requires us to maintain escrow cash accounts that are held as recourse reserves for credit losses, performance fee deposits related to our private label credit card, and deferred servicing revenue, as well as amounts maintained in escrow accounts related to our recent acquisitions.

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

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2 to this report. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 30, 2010.

SEC Settlement Undertakings — As part of our settlement of an SEC investigation into certain disclosure, accounting and financial reporting matters described under the caption “Legal Matters” in Note 12 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements,” we have consented to perform the following undertakings related to our disclosure processes, practices and controls:

•	For a minimum period of three years, enhance our disclosure review committee (“DRC”) processes by having qualified outside securities counsel attend all DRC meetings and review all of our SEC periodic filings prior to filing.

•	Within 30 days after court approval of the settlement, retain an independent consultant not unacceptable to the SEC staff to review and evaluate our disclosure processes, practices and controls and to recommend changes designed to improve those processes, practices and controls, and, within 90 days after issuance of the independent consultant’s report containing such review, evaluation and recommendations, which will be due within 120 days, adopt and implement all recommendations contained in the report.

•	For a minimum period of three years, provide annual training reasonably designed to minimize the possibility of future violations of the disclosure requirements of the federal securities laws, with a focus on disclosures required in management’s discussion and analysis of financial condition and results of operations, for (1) members of the Audit Committee of our Board of Directors; (2) members of the DRC; (3) our senior officers; (4) our internal disclosure counsel; (5) personnel in our internal audit department that perform assurance services; (6) all persons required to certify in our filings with the SEC that such filings make adequate disclosure under the federal securities laws; and (7) all other persons employed by us who have responsibility for the review of our filings with the SEC.

We will be required to certify to the SEC staff that we have complied with the foregoing undertakings.

We have initiated action to perform each of the foregoing undertakings.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the second quarter of Fiscal 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risks described in our Annual Report on Form 10-K, the following risk may adversely affect our business, financial condition, or operating results:

We are subject to the risk of temporary suspension or debarment from contracting with U.S. federal, state and local governments as a result of settlements of an SEC investigation by our company and our Chairman and CEO.

As part of settlements of an SEC investigation into certain disclosure, accounting and financial reporting matters, we and our Chairman and CEO consented, without admitting or denying the SEC’s allegations, to a permanent injunction against future violations of certain provisions of the federal securities laws. The existence and terms of such injunctions may adversely affect our business under contracts with U.S. federal, state and local governments. The procurement regulations of federal governmental agencies and many state and local governments with which we do business generally vest those governments with broad discretion to suspend or debar companies from product and services contracts for periods of generally up to three years if the governments determine that companies do not prospectively qualify as responsible contracting parties. The various levels of government could also require us to operate under special reporting and other compliance measures, which could increase our costs of performance under the applicable contracts.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF COMMON STOCK

Share Repurchase Program

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. The following table sets forth information regarding our repurchases or acquisitions of common stock during the second quarter of Fiscal 2011 and the remaining authorized amount for future purchases under our share repurchase program:

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares That
			Purchased	May Yet Be
			as Part of	Purchased
	Total	Weighted	Publicly	Under the
	Number of	Average	Announced	Announced
	Shares	Price Paid	Plans or	Plans or
Period	Purchased(a)	per Share	Programs(b)	Programs(b)
(in millions, except average price paid per share)

May 1, 2010, through May 28, 2010	-	$-	-	$4,343
May 29, 2010, through June 25, 2010	14	$13.87	14	$4,143
June 26, 2010, through July 30, 2010	-	$-	-	$4,143

Total	14	$13.87	14

(a)	Includes 3,645 shares withheld to cover employee tax obligations for restricted stock awards vested during quarter ended July 30, 2010 at an average price of $13.39 per share.

(b)	On December 4, 2007, we publicly announced that our Board of Directors had authorized a share repurchase program for up to $10 billion of our common stock over an unspecified amount of time.

ITEM 6.	EXHIBITS

Exhibits — See Index to Exhibits below following the signature page to this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC.

Date: August 26, 2010	/s/ THOMAS W. SWEET

Thomas W. Sweet
Vice President, Corporate Finance and
Chief Accounting Officer
(On behalf of the registrant and as
principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.			Description of Exhibit
3	.1†	—	Restated Certificate of Incorporation, as amended
3	.2†	—	Restated Bylaws, as amended and effective as of August 16, 2010
4.1		—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.2		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3		—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4		—	Indenture, dated as of April 17, 2008, between Dell Inc. and The Bank of New York Trust Company, N.A., as trustee (including the form of notes) (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed April 17, 2008, Commission file No. 0-17017)
4.5		—	Indenture, dated April 6, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission file No. 0-17017)
4.6		—	First Supplemental Indenture, dated April 6, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission file No. 0-17017)
4.7		—	Form of 5.625% Notes due 2014 (incorporated by reference to Exhibit 4.3 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission file No. 0-17017)
4.8		—	Second Supplemental Indenture, dated as of June 15, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission file No. 0-17017)
4.9		—	Form of 3.375% Notes due 2012 (incorporated by reference to Exhibit 4.2 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission file No. 0-17017)
4.10		—	Form of 5.875% Notes due 2019 (incorporated by reference to Exhibit 4.3 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission file No. 0-17017)
12	.1†	—	Computation of Ratio of Earnings to Fixed Charges
31	.1†	—	Certification of Michael S. Dell, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1††	—	Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed with this report.

††	Furnished with this report.