Form 10-Q/A
period 2010-07-30
DELL INC
filed 2010-09-01
CIK 826083

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

Explanatory Note
Dell Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended July 30, 2010 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on August 26, 2010, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.
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

DELL INC.
Date: September 1, 2010	/s/ THOMAS W. SWEET
Thomas W. Sweet
Vice President, Corporate Finance and Chief Accounting Officer (On behalf of the registrant and as principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.			Description of Exhibit
3.1	†	—	Restated Certificate of Incorporation, as amended
3.2	†	—	Restated Bylaws, as amended and effective as of August 16, 2010
4.1		—
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

4.9		—	Form of 3.375% Notes due 2012 (incorporated by reference to Exhibit 4.2 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission file No. 0-17017)
4.10		—	Form of 5.875% Notes due 2019 (incorporated by reference to Exhibit 4.3 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission file No. 0-17017)
12.1	†	—	Computation of Ratio of Earnings to Fixed Charges
31.1	†	—
Certification of Michael S. Dell, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
No.		Description of Exhibit
31.2 †	—
Certification of Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 ††	—
Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS§	—	XBRL Instance Document
101.SCH§	—	XBRL Taxonomy Extension Schema Document
101.CAL§	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB§	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE§	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF§	—	XBRL Taxonomy Extension Definition Linkbase Document

†	Previously filed

††	Previously furnished

§	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

4