Form 10-Q
period 2010-10-29
DELL INC
filed 2010-12-02
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2010
Or

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

As of the close of business on November 22, 2010, 1,930,291,385 shares of common stock, par value $.01 per share, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements.” The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in “Part I — Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2010, and in our subsequently filed SEC reports. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date as of which such statement is made.

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Financial Position at October 29, 2010 (unaudited), and January 29, 2010	1

Condensed Consolidated Statements of Income for the three and nine months ended October 29, 2010 (unaudited), and October 30, 2009 (unaudited)	2

Condensed Consolidated Statements of Cash Flows for the nine months ended October 29, 2010 (unaudited), and October 30, 2009 (unaudited)	3

Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	48

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 6. Exhibits	51
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DELL INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	October 29,	January 29,
	2010	2010
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$12,889	$10,635
Short-term investments	492	373
Accounts receivable, net	6,407	5,837
Financing receivables, net	3,588	2,706
Inventories, net	1,294	1,051
Other current assets	3,118	3,643

Total current assets	27,788	24,245
Property, plant, and equipment, net	1,948	2,181
Investments	662	781
Long-term financing receivables, net	709	332
Goodwill	4,259	4,074
Purchased intangible assets, net	1,553	1,694
Other non-current assets	235	345

Total assets	$37,154	$33,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$826	$663
Accounts payable	11,278	11,373
Accrued and other	3,898	3,884
Short-term deferred services revenue	3,093	3,040

Total current liabilities	19,095	18,960
Long-term debt	5,168	3,417
Long-term deferred services revenue	3,447	3,029
Other non-current liabilities	2,631	2,605

Total liabilities	30,341	28,011

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 3,366 and 3,351, respectively; shares outstanding: 1,930 and 1,957, respectively	11,674	11,472
Treasury stock at cost: 961 shares and 919 shares, respectively	(28,504)	(27,904)
Retained earnings	23,805	22,110
Accumulated other comprehensive loss	(162)	(37)

Total stockholders’ equity	6,813	5,641

Total liabilities and stockholders’ equity	$37,154	$33,652

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2010	2009	2010	2009
Net revenue:
Products	$12,520	$10,746	$37,251	$31,601
Services, including software related	2,874	2,150	8,551	6,401

Total net revenue	15,394	12,896	45,802	38,002

Cost of net revenue:
Products	10,415	9,269	31,731	27,033
Services, including software related	1,976	1,394	5,966	4,177

Total cost of net revenue	12,391	10,663	37,697	31,210

Gross margin	3,003	2,233	8,105	6,792

Operating expenses:
Selling, general, and administrative	1,816	1,501	5,325	4,685
Research, development, and engineering	163	155	492	445

Total operating expenses	1,979	1,656	5,817	5,130

Operating income	1,024	577	2,288	1,662

Interest and other, net	52	(63)	(65)	(107)

Income before income taxes	1,076	514	2,223	1,555

Income tax provision	254	177	515	456

Net income	$822	$337	$1,708	$1,099

Earnings per share:
Basic	$0.42	$0.17	$0.88	$0.56

Diluted	$0.42	$0.17	$0.87	$0.56

Weighted-average shares outstanding:
Basic	1,939	1,956	1,950	1,953
Diluted	1,949	1,966	1,961	1,959

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	October 29,	October 30,
	2010	2009

Cash flows from operating activities:
Net income	$1,708	$1,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	745	593
Stock-based compensation	225	211
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	23	58
Deferred income taxes	(35)	(88)
Provision for doubtful accounts - including financing receivables	299	290
Other	4	75
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(588)	(456)
Financing receivables	(459)	(556)
Inventories	(241)	(83)
Other assets	743	93
Accounts payable	(175)	1,551
Deferred services revenue	402	34
Accrued and other liabilities	(165)	(183)

Change in cash from operating activities	2,486	2,638

Cash flows from investing activities:
Investments:
Purchases	(1,186)	(1,182)
Maturities and sales	1,184	1,307
Capital expenditures	(284)	(249)
Proceeds from sale of facility and land	18	16
Purchase of financing receivables	(430)	-
Collections on purchased financing receivables	20	-
Acquisition of business, net of cash received	(246)	(3)

Change in cash from investing activities	(924)	(111)

Cash flows from financing activities:
Repurchase of common stock	(600)	-
Issuance of common stock under employee plans	11	-
Issuance (repayment) of commercial paper (maturity 90 days or less), net	(176)	43
Proceeds from debt	2,554	1,748
Repayments of debt	(1,115)	(62)
Other	2	-

Change in cash from financing activities	676	1,729

Effect of exchange rate changes on cash and cash equivalents	16	187

Change in cash and cash equivalents	2,254	4,443
Cash and cash equivalents at beginning of period	10,635	8,352

Cash and cash equivalents at end of period	$12,889	$12,795

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

Basis of Presentation — The accompanying Condensed Consolidated Financial Statements of Dell Inc. (individually and together with its consolidated subsidiaries, “Dell”) should be read in conjunction with the Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in Dell’s Annual Report on Form 10-K for the fiscal year ended January 29, 2010. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries at October 29, 2010, the results of its operations for the three and nine months ended October 29, 2010, and October 30, 2009, and its cash flows for the nine months ended October 29, 2010, and October 30, 2009.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in Dell’s Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations for the three and nine months ended October 29, 2010, and October 30, 2009, and the cash flows for the nine months ended October 29, 2010, and October 30, 2009, are not necessarily indicative of the results to be expected for the full year.

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

The adoption of the new guidance on multiple deliverable arrangements did not change the manner in which Dell accounts for its multiple deliverable arrangements as Dell did not use the residual method for the majority of its offerings and its services offerings are generally sold on a standalone basis where evidence of selling price is available. Most of Dell’s products and services qualify as separate units of accounting. Prior to the first quarter of Fiscal 2011, Dell allocated revenue from multiple-element arrangements to the multiple elements based on the relative fair value of each element, which was generally based on the relative sales price of each element when sold separately. Because selling price is generally available based on standalone sales, Dell has limited application of

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

TPE, as determined by comparison of pricing for products and services to the pricing of similar products and services as offered by Dell or its competitors in standalone sales to similarly situated customers. Thus, the adoption of this consensus had no impact on Dell’s consolidated financial statements as of and for the first three quarters of Fiscal 2011, or the year ended January 29, 2010.

Pursuant to the new guidance on revenue recognition for software enabled products, certain Dell storage products are no longer included in the scope of the software revenue recognition guidance. Prior to the new guidance, Dell established fair value for Post Contract Customer Support (“PCS”) for these products, based on VSOE and used the residual method to allocate revenue to the delivered elements. Under the new guidance, the revenue for what was previously deemed PCS is now considered part of a multiple element arrangement. As such, any discount is allocated to all elements based on the relative selling price of both delivered and undelivered elements. The impact of applying this consensus was not material to Dell’s consolidated financial statements as of and for the first three quarters of Fiscal 2011, or the year ended January 29, 2010.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 2 — INVENTORIES

	October 29,	January 29,
	2010	2010
	(in millions)
Inventories:
Production materials	$572	$487
Work-in-process	199	168
Finished goods	523	396

Inventories	$1,294	$1,051

NOTE 3 — FAIR VALUE MEASUREMENTS

The following table presents Dell’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of October 29, 2010, and January 29, 2010:

	October 29, 2010				January 29, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted				Quoted
	Prices				Prices
	in Active	Significant			in Active	Significant
	Markets for	Other	Significant		Markets for	Other	Significant
	Identical	Observable	Unobservable		Identical	Observable	Unobservable
	Assets	Inputs	Inputs		Assets	Inputs	Inputs
	(in millions)

Assets:
Cash equivalents:
Commercial paper	$-	$1,391	$-	$1,391	$-	$197	$-	$197
U.S. government and agencies	-	73	-	73	-	-	-	-
Debt securities:
U.S. government and agencies	-	96	-	96	-	66	-	66
U.S. corporate	-	464	32	496	-	553	30	583
International corporate	-	445	-	445	-	391	-	391
State and municipal governments	-	-	-	-	-	2	-	2
Equity and other securities	-	101	-	101	-	90	-	90
Retained interest	-	-	-	-	-	-	151	151
Derivative instruments	-	64	-	64	-	96	-	96

Total assets	$-	$2,634	$32	$2,666	$-	$1,395	$181	$1,576

Liabilities:
Derivative instruments	$-	$246	$-	$246	$-	$12	$-	$12

Total liabilities	$-	$246	$-	$246	$-	$12	$-	$12

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

Debt Securities — The majority of Dell’s debt securities consists of various fixed income securities such as U.S. government and agencies, U.S. and international corporate, and state and municipal bonds. This portfolio of investments is valued based on model driven valuations whereby all significant inputs, including benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers and other market related data are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. Dell utilizes a pricing service to assist management in obtaining fair value pricing for the majority of this investment portfolio. Pricing for securities is based on proprietary models, and inputs are documented in accordance with the fair value measurements hierarchy. Dell conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant valuation inputs have changed that would impact the fair value hierarchy disclosure. The Level 3 position as of October 29, 2010, and January 29, 2010, represents a convertible debt security that Dell was unable to corroborate with observable market data. The investment is valued at cost plus accrued interest as this is management’s best estimate of fair value.

Equity and Other Securities — The majority of Dell’s investments in equity and other securities consists of various mutual funds held in Dell’s Deferred Compensation Plan. The valuation of these securities is based on models whereby all significant inputs are observable or can be derived from or corroborated by observable market data.

Retained Interest — The fair value of the retained interest at January 29, 2010 was determined using a discounted cash flow model. Significant assumptions to the model include pool credit losses, payment rates, and discount rates. These assumptions are supported by both historical experience and anticipated trends relative to the particular receivable pool. Retained interest in securitized receivables was included in financing receivables, short-term and long-term, on the Condensed Consolidated Statements of Financial Position. During the first quarter of Fiscal 2011, Dell consolidated its previously unconsolidated special purpose entities and as result, the retained interest as of January 29, 2010, was eliminated. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information about the consolidation of Dell’s previously unconsolidated special purpose entities.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs (Level 3) for the respective periods:

	Three Months Ended
	October 29, 2010			October 30, 2009
	Retained	U.S.		Retained	U.S.
	Interest	Corporate	Total	Interest	Corporate	Total
	(in millions)
Balance at beginning of the period	$-	$31	$31	$119	$29	$148
Net unrealized gains included in earnings(a)	-	1	1	9	-	9
Issuances and settlements	-	-	-	6	-	6

Balance at end of period	$-	$32	$32	$134	$29	$163

	Nine Months Ended
	October 29, 2010			October 30, 2009
	Retained	U.S.		Retained	U.S.
	Interest	Corporate	Total	Interest	Corporate	Total
	(in millions)
Balance at beginning of period	$151	$30	$181	$396	$27	$423
Net unrealized gains included in earnings(a)	-	2	2	17	2	19
Issuances and settlements	-	-	-	223	-	223
Transfers out of Level 3(b)	(151)	-	(151)	(502)	-	(502)

Balance at end of period	$-	$32	$32	$134	$29	$163

(a)	The net unrealized gains and losses on U.S. corporate represent accrued interest for assets that were still held at October 29, 2010, and October 30, 2009.

(b)	Represents transfers out resulting from the SPE consolidation. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information on retained interest.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis — Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the recurring fair value table above. The assets consist primarily of investments accounted for under the cost method and nonfinancial assets such as goodwill and intangible assets. Investments accounted for under the cost method included in equity and other securities were approximately $16 million and $22 million, on October 29, 2010, and January 29, 2010, respectively. Goodwill and intangible assets are measured at fair value initially and subsequently when there is an indicator of impairment and the impairment is recognized. No impairment charges of goodwill and intangible assets were recorded for the three and nine months ended October 29, 2010. See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information about goodwill and intangible assets.

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

	October 29, 2010				January 29, 2010
	Fair		Unrealized	Unrealized	Fair		Unrealized	Unrealized
	Value	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)
	(in millions)
Investments:
U.S. government and agencies	$76	$76	$-	$-	$65	$65	$-	$-
U.S. corporate	298	298	-	-	233	232	1	-
International corporate	118	118	-	-	75	75	-	-

Total short-term investments	492	492	-	-	373	372	1	-

U.S. government and agencies	20	20	-	-	1	1	-	-
U.S. corporate	198	198	1	(1)	350	349	2	(1)
International corporate	327	326	1	-	316	316	1	(1)
State and municipal governments	-	-	-	-	2	2	-	-
Equity and other securities	117	117	-	-	112	112	-	-

Total long-term investments	662	661	2	(1)	781	780	3	(2)

Total investments	$1,154	$1,153	$2	$(1)	$1,154	$1,152	$4	$(2)

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

At October 29, 2010, Dell had 68 debt securities that were in a loss position with total unrealized losses of $1 million and a corresponding fair value of $355 million. Dell reviews its investment portfolio quarterly to determine if any investment is other-than-temporarily impaired. An other-than-temporary impairment (“OTTI”) loss is recognized in earnings if Dell has the intent to sell the debt security, or if it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, if Dell does not expect to sell a debt security, it still evaluates expected cash flows to be received and determines if a credit loss exists. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recorded in other comprehensive income. As of October 29, 2010, Dell evaluated debt securities classified as available-for-sale for OTTI and the existence of credit losses and concluded no such losses should be recognized for the nine months ended October 29, 2010.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — FINANCIAL SERVICES

Dell Financial Services L.L.C.

Dell offers or arranges various financing options and services for its business and consumer customers in the U.S. through Dell Financial Services L.L.C. (“DFS”), a wholly-owned subsidiary of Dell. DFS’s key activities include the origination, collection, and servicing of customer receivables related to the purchase of Dell products and services. New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services through DFS, were approximately $0.9 billion during both the three months ended October 29, 2010, and October 30, 2009, and $2.8 billion and $2.6 billion during the nine months ended October 29, 2010, and October 30, 2009, respectively.

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

Dell’s securitization programs contain standard structural features related to the performance of the securitized receivables. These structural features include defined credit losses, delinquencies, average credit scores, and excess collections above or below specified levels. In the event one or more of these criteria are not met and Dell is unable to restructure the program, no further funding of receivables will be permitted and the timing of Dell’s expected cash flows from over-collateralization will be delayed. At October 29, 2010, these criteria were met.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financing Receivables

The following table summarizes the components of Dell’s financing receivables:

	October 29,	January 29,
	2010	2010
	(in millions)
Financing receivables, net:
Customer receivables:
Revolving loans, gross	$2,356	$2,046
Fixed-term leases and loans, gross	1,929	824

Customer receivables, gross	4,285	2,870
Allowance for losses	(257)	(237)

Customer receivables, net	4,028	2,633
Residual interest	269	254
Retained interest	-	151

Financing receivables, net	$4,297	$3,038

Short-term	$3,588	$2,706
Long-term	709	332

Financing receivables, net	$4,297	$3,038

Prior to the first quarter of Fiscal 2011, customer receivables were either included in the consolidated financial statements or held by nonconsolidated securitization SPEs. In prior periods, Dell had a retained interest in the customer receivables held in nonconsolidated securitization SPEs. The pro forma table below shows what customer receivables would have been if the nonconsolidated securitization SPEs were consolidated as of January 29, 2010:

		January 29,
	October 29,	2010
	2010	(Pro forma)
	(in millions)
Customer receivables, gross:
Consolidated receivables	$4,285	$2,870
Receivables in previously nonconsolidated SPEs	-	774

Customer receivables, gross	$4,285	$3,644

Customer receivables 60 days or more delinquent	$166	$138

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Included in financing receivables, net, are receivables that are held by consolidated VIEs as shown in the table below:

	October 29,	January 29,
	2010	2010
	(in millions)
Financing receivables held by consolidated VIEs, net:
Short-term, net	$1,096	$277
Long-term, net	293	-

Financing receivables held by consolidated VIEs, net	$1,389	$277

The following table summarizes the changes in the allowance for financing receivable losses for the three and nine months ended October 29, 2010, and October 30, 2009:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2010	2009	2010	2009
	(in millions)
Allowances for losses:
Balance at beginning of period	$277	$173	$237	$149
Incremental allowance due to VIE consolidation	-	-	16	-
Expense charged to income statement	52	47	202	143
Principal charge-offs	(61)	(31)	(164)	(91)
Interest charge-offs	(11)	(7)	(34)	(19)

Balance at end of period	$257	$182	$257	$182

Customer Receivables

The following is the description of the components of Dell’s customer receivables:

—	Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. Revolving loans bear interest at a variable annual percentage rate that is tied to the prime rate. Based on historical payment patterns, revolving loan transactions are typically repaid within 12 months on average. Revolving loans are included in short-term financing receivables. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full by a specific date, no interest is charged. These special programs generally range from 6 to 12 months. At October 29, 2010, and January 29, 2010, receivables under these special programs were $328 million and $442 million, respectively.

—	Dell enters into sales-type lease arrangements with customers who desire lease financing. Leases with business customers have fixed terms of generally two to four years. Future maturities of minimum lease payments at October 29, 2010 for Dell are as follows: Fiscal 2011 — $272 million; Fiscal 2012 — $808 million; Fiscal 2013 — $510 million; Fiscal 2014 and beyond — $167 million. Fixed-term loans are offered to qualified small businesses, large commercial accounts, governmental organizations, and educational entities.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Purchased Credit-Impaired Loans

Purchased Credit-Impaired (“PCI”) loans are acquired loans for which it is probable that Dell will not collect all contractually required principal and interest payments. During the third quarter of Fiscal 2011, Dell purchased a portfolio of revolving loan receivables from CIT Group Inc. (“CIT”) that consisted of revolving Dell customer account balances which meet the definition of PCI loans, as Dell does not expect to collect all contractually required principal and interest payments. These receivables were purchased for $430 million and had a principal and accrued interest balance of $570 million at the date of purchase. Dell expects to collect total cash flows of approximately $596 million over the term of the receivables, including future interest billings. At October 29, 2010, the outstanding balance of these receivables, including principal and accrued interest, was $558 million and the carrying amount was $410 million. Additionally, as part of the purchase of this portfolio, Dell acquired the rights to future recoveries on previously CIT-owned Dell revolving accounts that previously had been charged off as uncollectible by CIT. Dell does not expect future recoveries under these rights to be significant.

The excess of cash flows expected to be collected over the carrying value of PCI loans is referred to as the accretable yield and is accreted into interest income using the effective yield method based on the expected future cash flows over the estimated lives of the PCI loans. The following table shows activity for the accretable yield on the PCI loans for the three months ended October 29, 2010:

October 29,
2010
(in millions)
Accretable Yield:
Balance at beginning of period	-
Additions/Purchase	166
Accretion	(9)

Balance at end of period	$157

In addition, contractually required payments on the PCI loans were estimated to be approximately $928 million. The contractually required payments assume all principal and interest payments are received on all revolving accounts as if no accounts are charged off. Contractual payments include future interest that would have continued to accrue on the customer account post charge-off. Due to the nature of these accounts, both contractual and expected collections were estimated using consistent expectations of customer payment behavior that were based on Dell’s past experience with this and similar portfolios.

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

Asset Securitizations

—	The gross balance of securitized receivables reported off-balance sheet as of January 29, 2010, was $774 million, and the associated debt was $624 million. As discussed above, as of the beginning of Fiscal 2011, all previously nonconsolidated SPEs were consolidated. Upon consolidation of these customer receivables and associated debt at the beginning of Fiscal 2011, Dell’s retained interest in securitized

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

receivables of $151 million at January 29, 2010, was eliminated. A $13 million decrease to beginning retained earnings for Fiscal 2011 was recorded as a cumulative effect adjustment due to adoption of the new accounting guidance.

—	During the third quarters of Fiscal 2011 and Fiscal 2010, $510 million and $146 million of customer receivables, respectively, were funded via securitization through SPEs. During the nine months ended October 29, 2010, and October 30, 2009, $1.5 billion and $641 million, respectively, of customer receivables were funded via securitization through SPEs. The programs are effective for 12 month periods and subject to an annual renewal process. As part of the annual renewal program, Dell renewed one of the fixed-term securitization programs in the third quarter of Fiscal 2011, and the second fixed-term program is subject to renewal in the fourth quarter of Fiscal 2011. Additionally, in the beginning of the fourth quarter of Fiscal 2011, Dell expanded its existing revolving loan securitization program with a new program that increased debt capacity levels.

—	The structured financing debt related to the fixed-term lease and loan, and revolving loan securitization programs was $1.0 billion and $788 million as of October 29, 2010, and January 29, 2010, respectively. This debt includes $624 million at January 29, 2010, held by nonconsolidated SPEs. The debt is collateralized solely by the financing receivables in the programs. The debt has a variable interest rate and an average duration of 12 to 36 months based on the terms of the underlying financing receivables. The maximum debt capacity related to the securitization programs was increased to $1.2 billion during the third quarter of Fiscal 2011. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the structured financing debt.

—	During the first nine months of Fiscal 2011, Dell entered into interest rate swap agreements to effectively convert a portion of the structured financing debt from a floating rate to a fixed rate. The interest rate swaps qualified for hedge accounting treatment as cash flow hedges. See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information about interest rate swaps.

Retained Interest

Prior to adopting the new accounting guidance on VIEs and transfers of financial assets and extinguishment of financial liabilities, certain transfers of financial assets to nonconsolidated qualified SPEs were accounted for as a sale. Upon the sale of the customer receivables to the SPEs, Dell recognized a gain on the sale and retained a residual beneficial interest in the pool of assets sold, referred to as retained interest. The retained interest represented Dell’s right to receive collections for securitized assets that exceed the amount required to pay interest, principal, and other fees and expenses.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the activity in retained interest for the three and nine months ended October 30, 2009:

	Three Months	Nine Months
	Ended	Ended
	October 30,	October 30,
	2009	2009
	(in millions)
Retained interest:
Retained interest at beginning of period	$119	$396
Issuances	33	285
Distributions from conduits	(27)	(62)
Net accretion	4	28
Change in fair value for the period	5	(11)
Impact of special purpose entity consolidation	-	(502)

Retained interest at end of period	$134	$134

The table below summarizes the key assumptions used to measure the fair value of the retained interest at time of transfer during the three months ended October 30, 2009:

Weighted Average Key Assumptions
Monthly
	Payment	Credit	Discount
	Rates	Losses	Rates	Life
		(lifetime)	(annualized)	(months)
Time of transfer valuation of retained interest	5%	1%	12%	19

The charge-off statistics for securitized leases and loans held by nonconsolidated special purpose entities are:

—	Net principal charge-offs on securitized receivables were $2 million for the three months ended October 30, 2009, which when annualized represents 0.8% of the average outstanding securitized financing receivable balance for the period.

—	Net principal charge-offs on securitized receivables were $68 million for the nine months ended October 30, 2009, which when annualized represents 7.7% of the average outstanding securitized financing receivable balance for the period.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — BORROWINGS

The following table summarizes Dell’s outstanding debt:

	October 29,	January 29,
	2010	2010
	(in millions)
Long-Term Debt
Notes:
$400 million issued on June 10, 2009, at 3.375% due June 2012 (“2012 Notes”) with interest payable June 15 and December 15 (includes hedge accounting adjustments)	$403	$401

$600 million issued on April 17, 2008, at 4.70% due April 2013 (“2013A Notes”) with interest payable April 15 and October 15 (includes hedge accounting adjustments)	615	599

$500 million issued on September 7, 2010, at 1.40% due September 2013 (“2013B Notes”) with interest payable March 10 and September 10	499	-

$500 million issued on April 1, 2009, at 5.625% due April 2014 (“2014 Notes”) with interest payable April 15 and October 15	500	500

$700 million issued on September 7, 2010, at 2.30% due September 2015 (“2015 Notes”) with interest payable March 10 and September 10	700	-

$500 million issued on April 17, 2008, at 5.65% due April 2018 (“2018 Notes”) with interest payable April 15 and October 15	499	499

$600 million issued on June 10, 2009, at 5.875% due June 2019 (“2019 Notes”) with interest payable June 15 and December 15	600	600

$400 million issued on April 17, 2008, at 6.50% due April 2038 (“2038 Notes”) with interest payable April 15 and October 15	400	400

$300 million issued on September 7, 2010, at 5.40% due September 2040 (“2040 Notes”) with interest payable March 10 and September 10	300	-
Senior Debentures
$300 million issued on April 3, 1998, at 7.10% due April 2028 with interest payable April 15 and October 15 (includes the impact of interest rate swap terminations)	391	394
Other
India term loan: entered into on October 15, 2009, at 8.9% due October 2011 with interest payable monthly	-	24
Structured financing debt	261	-

Total long-term debt	5,168	3,417

Short-Term Debt
Commercial paper	-	496
Structured financing debt	826	164
Other	-	3

Total short-term debt	826	663

Total debt	$5,994	$4,080

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During the third quarter of Fiscal 2011, Dell issued the 2013B Notes, the 2015 Notes, and the 2040 Notes (collectively, the “Issued Notes”) under an automatic shelf registration statement that was filed in November 2008. The net proceeds from the Issued Notes, after payment of expenses, were approximately $1.5 billion. The Issued Notes are unsecured obligations and rank equally in right of payment with Dell’s existing and future unsecured senior indebtedness. The Issued Notes effectively rank junior to all indebtedness and other liabilities, including trade payables, of Dell’s subsidiaries. The Issued Notes were issued pursuant to a Supplemental Indenture dated September 10, 2010, between Dell and a trustee, with terms and conditions substantially the same as those governing the Notes outstanding as of January 29, 2010.

The estimated fair value of total debt at October 29, 2010, was approximately $6.2 billion. The fair values of the structured financing debt, commercial paper, and other short-term debt approximate their carrying values as the interest rates are variable and at market rates. The carrying value of the Senior Debentures includes an unamortized amount related to the termination of interest rate swap agreements in the fourth quarter of Fiscal 2009, which were previously designated as hedges of the debt.

During the first quarter of Fiscal 2011 and the fourth quarter of Fiscal 2010, Dell entered into interest rate swap agreements to effectively convert the fixed rates of the 2012 Notes and the 2013A Notes to floating rates. The floating rates are based on six-month or three-month LIBOR plus a fixed rate. See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information about interest rate swaps.

The indentures governing the Notes, the Senior Debentures, and the structured financing debt contain customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, and certain events of bankruptcy and insolvency. The indentures also contain covenants limiting Dell’s ability to create certain liens; enter into sale-and-lease back transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to, another person. As of October 29, 2010, there were no events of default with respect to the Notes, the Senior Debentures, or the structured financing debt.

Structured Financing Debt — As of October 29, 2010, Dell had $1.1 billion outstanding in structured financing related debt primarily through the fixed term lease and loan and revolving loan securitization programs. See Note 5 and Note 7 of the Notes to Condensed Consolidated Financial Statements for further discussion on securitization-related structured financing debt and its related interest rate swap agreements.

Commercial Paper — At October 29, 2010, Dell had no outstanding commercial paper. On January 29, 2010, there was $496 million outstanding under the commercial paper program with a weighted-average interest rate of 0.24%.

Dell’s commercial paper program is $2 billion with corresponding revolving credit facilities of $2 billion. Dell’s credit facilities consist of two agreements with $1 billion expiring on June 1, 2011 and the remaining $1 billion expiring on April 2, 2013. The credit facilities require compliance with conditions that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio. As of October 29, 2010, there were no events of default and Dell was in compliance with its minimum interest coverage ratio covenant. Amounts outstanding under the credit facilities may be accelerated for events of default, including failure to pay principal or interest, breaches of covenants, or non-payment of judgments or debt obligations. There were no outstanding advances under the credit facilities as of October 29, 2010.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Instruments

As part of its risk management strategy, Dell uses derivative instruments, primarily forward contracts and purchased options, to hedge certain foreign currency exposures and interest rate swaps to manage the exposure of its debt portfolio to interest rate risk, as Dell issues long-term debt based on market conditions at the time of financing. Dell’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge the exposures, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. Dell applies hedge accounting based upon the criteria established by accounting guidance for derivative instruments and hedging activities, including designation of its derivatives as fair value hedges or cash flow hedges and assessment of hedge effectiveness. Dell records all derivatives in its Condensed Consolidated Statements of Financial Position at fair value. Dell assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative and recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in earnings as a component of interest and other, net.

Cash Flow Hedges

Dell uses a combination of forward contracts and purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions denominated in currencies other than the U.S. dollar. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is entered into until the time it is settled. The majority of these contracts typically expire in 12 months or less. As of October 29, 2010, and January 29, 2010, the total notional amount of foreign currency option and forward contracts designated as cash flow hedges was $5.3 billion and $4.2 billion, respectively.

Dell uses interest rate swaps to hedge the variability in cash flows related to the interest rate payments on structured financing debt. The interest rate swaps economically convert the variable rate on the structured financing debt to a fixed interest rate to match the underlying fixed rate being received on fixed term customer leases and loans. The duration of these contracts typically ranges from 30 to 42 months. Certain of these swaps are designated as cash flow hedges. As of October 29, 2010, the total notional amount of interest rate contracts designated as cash flow hedges was $612 million. Dell did not have any interest rate contracts designated as cash flow hedges as of January 29, 2010.

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

Dell measures hedge ineffectiveness of cash flow hedges by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item, both of which are based on forward rates. During the nine months ended October 29, 2010, Dell did not discontinue any cash flow hedges that had a material impact on Dell’s results of operations. Substantially all forecasted foreign currency transactions were realized in Dell’s actual results.

The aggregate unrealized net loss for interest rate swaps and foreign currency exchange contracts, recorded as a component of comprehensive income, for the three and nine months ended October 29, 2010, was $105 million and $219 million, respectively.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Effect of Derivative Instruments Designated as Cash Flow Hedges on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income

	Gain (Loss)
	Recognized
	in Accumulated	Location of Gain (Loss)	Gain (Loss)		Gain (Loss)
Derivatives in	OCI, Net	Reclassified	Reclassified	Location of Gain (Loss)	Recognized in
Cash Flow	of Tax, on	from Accumulated	from Accumulated	Recognized in Income	Income on
Hedging	Derivatives	OCI into Income	OCI into Income	on Derivative	Derivative
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
(in millions)

For the three months ended October 29, 2010
Foreign exchange contracts	$(234)	Total net revenue	$(120)
		Total cost of net revenue	(9)
Interest rate contracts	-	Interest and other, net	-	Interest and other, net	$-

Total	$(234)		$(129)		$-

For the three months ended October 30, 2009
Foreign exchange contracts	$(144)	Total net revenue	$(166)
		Total cost of net revenue	(6)	Interest and other, net	$(1)

Total	$(144)		$(172)		$(1)

For the nine months ended October 29, 2010
Foreign exchange contracts	$(253)	Total net revenue	$2
		Total cost of net revenue	(37)
Interest rate contracts	(1)	Interest and other, net	-	Interest and other, net	$-

Total	$(254)		$(35)		$-

For the nine months ended October 30, 2009
Foreign exchange contracts	$(557)	Total net revenue	$(92)
		Total cost of net revenue	(16)	Interest and other, net	$(1)

Total	$(557)		$(108)		$(1)

Fair Value Hedges

Dell uses interest rate swaps to modify the market risk exposures in connection with long-term debt to achieve primarily LIBOR-based floating interest expense. As of October 29, 2010, the interest rate swaps economically hedge all interest rate exposure on the 2012 Notes and the 2013A Notes. As of October 29, 2010, and January 29, 2010, the total notional amount of interest rate swaps designated as fair value hedges of Dell’s long-term debt was $600 million and $200 million, respectively.

Dell measures hedge ineffectiveness of fair value hedges by calculating the periodic change in the fair value of the hedge contract and the periodic change in the fair value of the hedged debt. To the extent that these fair value changes do not fully offset each other, the difference is recorded as ineffectiveness in earnings as a component of interest and other, net. During the three and nine months ended October 29, 2010, the net fair value change of the interest rate contracts, offset by the change in the fair value of the hedged debt, resulted in a gain of $4 million and $9 million, respectively. Dell did not have any fair value hedges during the nine months ended October 30, 2009.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivatives Not Designated as Hedging Instruments

Dell uses forward contracts to hedge monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in the fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. These contracts generally expire in three months or less. These contracts are considered economic hedges and are not designated. Dell recognized a loss of $6 million and $64 million, for the change in fair value of these foreign currency forward contracts, during the third quarters of Fiscal 2011 and 2010, respectively, and a $52 million gain and a $90 million loss during the nine months ended October 29, 2010, and October 30, 2009, respectively. As of October 29, 2010, and January 29, 2010, the total notional amount of other foreign currency forward contracts not designated as hedges was $159 million and $20 million, respectively.

Certain interest rate swap agreements associated with structured financing debt are not designated. The amount of change in fair value recognized in interest and other, net, for these interest rate hedges was not material for the three and nine months ended October 29, 2010. As of October 29, 2010, the total notional amount of other interest rate swap contracts associated with structured financing debt not designated as hedges was $172 million. Dell did not have any interest rate swap contracts associated with structured financing debt as of January 29, 2010.

As of October 29, 2010, Dell had $400 million notional amount of interest rate swaps related to the 2012 Notes that were not designated as fair value hedges. The change in the fair value of these interest rate swaps recognized in interest and other, net, was not material for the three and nine months ended October 29, 2010. Dell did not have any undesignated interest rate swaps associated with its long-term debt portfolio as of January 29, 2010.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Dell presents its foreign exchange derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The fair values of foreign exchange and interest rate derivative instruments presented on a gross basis as of October 29, 2010 and January 29, 2010 are as follows:

	October 29, 2010
	Other	Other Non-	Other	Other Non-
	Current	Current	Current	Current	Total
	Assets	Assets	Liabilities	Liabilities	Fair Value
	(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$30	$3	$61	$-	$94
Foreign exchange contracts in a liability position	(67)	-	(330)	-	(397)
Interest rate contracts in an asset position	-	19	-	-	19
Interest rate contracts in a liability position	-	-	-	(5)	(5)

Net asset (liability)	(37)	22	(269)	(5)	(289)

Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	85	-	78	-	163
Foreign exchange contracts in a liability position	(15)	-	(49)	-	(64)
Interest rate contracts in an asset position	-	9	-	-	9
Interest rate contracts in a liability position	-	-	-	(1)	(1)

Net asset (liability)	70	9	29	(1)	107

Total derivatives at fair value	$33	$31	$(240)	$(6)	$(182)

	January 29, 2010
	Other	Other Non-	Other	Other Non-
	Current	Current	Current	Current	Total
	Assets	Assets	Liabilities	Liabilities	Fair Value
	(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$181	$5	$-	$-	$186
Foreign exchange contracts in a liability position	(80)	-	(9)	-	(89)
Interest rate contracts in an asset position	-	1	-	-	1

Net asset (liability)	101	6	(9)	-	98

Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	63	-	2	-	65
Foreign exchange contracts in a liability position	(74)	-	(5)	-	(79)

Net asset (liability)	(11)	-	(3)	-	(14)

Total derivatives at fair value	$90	$6	$(12)	$-	$84

Dell has reviewed the existence and nature of credit-risk-related contingent features in derivative trading agreements with its counterparties. Certain agreements contain clauses whereby if Dell’s credit ratings were to fall below investment grade upon a change of control of Dell, counterparties would have the right to terminate those derivative contracts under which Dell is in a net liability position. As of October 29, 2010, there have been no such triggering events.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 — ACQUISITIONS

Dell completed three acquisitions during the first nine months of Fiscal 2011, Kace Networks, Inc. (“KACE”), Ocarina Networks Inc. (“Ocarina”), and Scalent Systems Inc. (“Scalent”), for a total purchase consideration of approximately $275 million in cash. KACE is a systems management appliance company with solutions tailored to the requirements of mid-sized businesses. KACE is being integrated primarily into Dell’s Small and Medium Business and Public segments. Ocarina is a provider of de-duplication solutions and content-aware compression across storage product lines. Scalent is a provider of scalable and efficient data center infrastructure software. Ocarina and Scalent will be integrated into Dell’s Commercial segments.

Dell has recorded these acquisitions using the acquisition method of accounting and recorded their respective assets and liabilities at fair value at the respective dates of acquisition. The excesses of the purchase prices over the estimated fair values were recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for these acquisitions prior to the finalization of more detailed analyses, but not to exceed one year from the date of acquisition, will change the amount of the purchase prices allocable to goodwill. Any changes to the purchase price allocations that are material to Dell’s consolidated financial results will be adjusted retroactively. Dell recorded approximately $178 million in goodwill and $113 million in intangible assets related to these acquisitions. The goodwill related to these acquisitions is not deductible for tax purposes. In conjunction with these acquisitions, Dell will incur $45 million in compensation-related expenses that will be expensed over a period of one to three years. There was no contingent consideration related to these acquisitions.

Dell has not presented pro forma results of operations for KACE, Ocarina, or Scalent because these acquisitions are not material to Dell’s consolidated results of operations, financial position, or cash flows.

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill allocated to Dell’s business segments as of October 29, 2010, and January 29, 2010, and changes in the carrying amount of goodwill were as follows:

			Small and
	Large		Medium
	Enterprise	Public	Business	Consumer	Total
	(in millions)
Balance at January 29, 2010	$1,361	$2,026	$389	$298	$4,074
Goodwill acquired during the period	57	69	52	-	178
Adjustments	1	3	-	3	7

Balance at October 29, 2010	$1,419	$2,098	$441	$301	$4,259

Goodwill and indefinite-lived intangibles are tested annually during the second fiscal quarter and whenever events or circumstances indicate impairment may have occurred. If the carrying amount of goodwill exceeds its fair value, estimated based on discounted cash flow analyses, an impairment charge would be recorded. Dell evaluated goodwill and indefinite-lived intangibles for potential triggering events that could indicate impairment. Based on the results of its annual impairment tests during the first half of Fiscal 2011, Dell determined that no impairment of goodwill and indefinitely lived assets existed at July 30, 2010. Further, no triggering events have transpired since July 30, 2010, that would indicate a potential impairment of goodwill as of October 29, 2010. Dell does not have any accumulated goodwill impairment charges as of October 29, 2010.

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

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2010	2009	2010	2009
		(in millions)
Warranty liability
Warranty liability at beginning of period	$976	$972	$912	$1,035
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(a),(b)	260	222	868	709
Services obligations honored	(286)	(295)	(830)	(845)

Warranty liability at end of period	$950	$899	$950	$899

Current portion	$627	$540	$627	$540
Non-current portion	323	359	323	359

Warranty liability at end of period	$950	$899	$950	$899

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2010	2009	2010	2009
	(in millions)
Deferred extended warranty revenue:
Deferred extended warranty revenue at beginning of period	$6,109	$5,768	$5,910	$5,587
Revenue deferred for new extended warranties(b)	1,035	899	2,890	2,598
Revenue recognized	(845)	(788)	(2,501)	(2,306)

Deferred extended warranty revenue at end of period	$6,299	$5,879	$6,299	$5,879

Current portion	$2,910	$2,837	$2,910	$2,837
Non-current portion	3,389	3,042	3,389	3,042

Deferred extended warranty revenue at end of period	$6,299	$5,879	$6,299	$5,879

(a)	Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new standard warranty contracts. Dell’s warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

(b)	Includes the impact of foreign currency exchange rate fluctuations.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 — SEVERANCE AND FACILITY ACTIONS

During Fiscal 2010 and Fiscal 2009, Dell completed a series of individual cost reduction and facility exit activities designed to enhance operating efficiency and to reduce costs. Dell continued to incur costs related to these activities during Fiscal 2011. As of October 29, 2010, and January 29, 2010, the accruals related to these various cost reductions and efficiency actions were $64 million and $105 million, respectively, and are included in accrued and other liabilities in the Condensed Consolidated Statements of Financial Position.

The following table sets forth the activity related to Dell’s severance and facility actions liability:

	Three Months Ended
	October 29, 2010			October 30, 2009
	Severance	Facility		Severance	Facility
	Costs	Actions	Total	Costs	Actions	Total
	(in millions)
Balance at the beginning of period	$26	$27	$53	$174	$14	$188
Severance and facility charges to provision	25	-	25	22	33	55
Cash paid	(10)	(4)	(14)	(66)	(2)	(68)
Other adjustments(a)	(1)	1	-	5	-	5

Balance at the end of the period	$40	$24	$64	$135	$45	$180

	Nine Months Ended
	October 29, 2010			October 30, 2009
	Severance	Facility		Severance	Facility
	Costs	Actions	Total	Costs	Actions	Total
	(in millions)
Balance at the beginning of period	$78	$27	$105	$88	$10	$98
Severance and facility charges to provision	57	7	64	259	37	296
Cash paid	(90)	(10)	(100)	(221)	(3)	(224)
Other adjustments(a)	(5)	-	(5)	9	1	10

Balance at the end of the period	$40	$24	$64	$135	$45	$180

(a)	Other adjustments relate primarily to foreign currency translation adjustments.

Severance and facility action charges for the three and nine months ended October 29, 2010, and October 30, 2009 are composed of the following:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2010	2009	2010	2009
	(in millions)
Severance and facility charges to provision	$25	$55	$64	$296
Accelerated depreciation and other facility charges	6	68	48	99

Total severance and facility action costs	$31	$123	$112	$395

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Severance and facility action charges are included in cost of net revenue, selling, general and administrative expenses, and research, development, and engineering in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2010	2009	2010	2009
	(in millions)
Severance and facility action costs:
Cost of revenue	$4	$102	$47	$181
Selling, general, and administrative	23	21	57	212
Research, development, and engineering	4	-	8	2

Total severance and facility action costs	$31	$123	$112	$395

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Restricted Cash — As of October 29, 2010, and January 29, 2010, Dell had restricted cash in the amounts of $31 million and $147 million, respectively, included in other current assets. The balance at January 29, 2010, was primarily related to an agreement between DFS and CIT, which required Dell to maintain an escrow cash account that was held as recourse reserves for credit losses and performance fee deposits related to Dell’s private label credit card, as well as to amounts maintained in escrow accounts related to Dell’s recent acquisitions. In the third quarter of Fiscal 2011, the agreement between DFS and CIT was terminated and the restricted cash that was held on deposit was returned to CIT. The balance at October 29, 2010, primarily relates to various escrow accounts in connection with Dell’s acquisitions.

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

Under its settlement, the company consented to a permanent injunction against future violations of antifraud provisions, non-scienter (negligence) based fraud provisions and other non-fraud based

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

provisions related to reporting, the maintenance of accurate books and records, and internal accounting controls under Section 17(a) of the Securities Act of 1933 (the “Securities Act”), Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rules 10b-5, 12b-20, 13a-1 and 13a-13 under the Exchange Act. The company also agreed to perform, and has initiated, certain undertakings, including retaining an independent consultant, to enhance its disclosure processes, practices and controls. Pursuant to the timeline outlined in the settlement, the company expects to have completed or implemented these undertakings within 36 months after court approval of the settlement on October 13, 2010. In addition, the company paid into an escrow account a civil monetary penalty of $100 million and discharged the liability during the second quarter of Fiscal 2011.

The SEC’s allegations with respect to Mr. Dell and his settlement were limited to the alleged failure to provide adequate disclosures with respect to the company’s commercial relationship with Intel prior to Fiscal 2008. Mr. Dell’s settlement did not involve any of the separate accounting fraud charges that were settled by the company. Moreover, Mr. Dell’s settlement was limited to claims in which only negligence, and not fraudulent intent, is required to establish liability, as well as secondary liability claims for other non-fraud charges.

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

The independent directors of the Board of Directors unanimously determined that it is in the best interests of Dell and its stockholders that Mr. Dell continue to serve as the Chairman and Chief Executive Officer of the company.

The settlements with the company and Mr. Dell were approved by the U.S. District Court for the District of Columbia on October 13, 2010.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Copyright Levies — In many European Union (“EU”) member countries there are requirements to collect and remit levies to collecting societies based on sales of certain devices. These levies apply to Dell and others in the industry. The amount of levies are generally based upon the number of products sold and the per-product amounts of the levies. Levies are intended to compensate copyright holders for “fair use” copying of copyrighted materials. The collecting societies then distribute the levies to copyright holders. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and their applicability in the digital hardware environment. Dell, other companies and various industry associations have opposed the extension of levies to the digital environment and have advocated alternative models of compensation to rights holders. As described below, there are multiple proceedings involving Dell or its competitors in certain EU member countries, where plaintiffs are seeking to impose or modify levies upon equipment (such as multifunction devices, phones, personal computers (“PCs”) and printers), alleging that these devices enable copying of copyrighted materials. Even if Dell is not a party to all these proceedings, however, the decisions could impact Dell’s business and the amount of copyright levies Dell may be required to collect. These various proceeding also challenge whether the levy schemes in those countries comply with EU law.

There are multiple proceedings in Germany that could impact Dell’s obligation to collect and remit levies in Germany. In July 2004, VG Wort, a German collecting society, filed a lawsuit against Hewlett Packard Company (“HP”) in the Stuttgart Civil Court seeking copyright levies on printers. On December 22, 2004, the court held that HP was liable for payments regarding all printers using ASCII code sold in Germany. HP appealed the decision and after an intermediary ruling upholding the trial court’s decision, the German Federal Supreme Court (“GFSC”) in December 2007 issued a judgment that printers are not subject to levies under the German copyright law that was in effect until December 31, 2007. Based upon the GFSC’s ruling, Dell concluded there was no obligation for Dell to collect or accrue levies for printers sold by it prior to December 31, 2007. VG Wort filed a claim with the German Constitutional Court (“GCC”) challenging the GFSC’s ruling that printers are not subject to levies. On September 21, 2010, the GCC referred the case back to the GFSC to determine if the ruling gave due credit to the copyright owner’s property rights under the German Constitution and whether the GFSC should have referred the case to the European Court of Justice (“ECJ”). Dell believes that the GFSC can decide to refer the case to the ECJ, confirm its prior decision, or conclude that printers are subject to levies under German law. Dell has not accrued any liability in this matter, as Dell does not believe there is a probable and estimable claim.

In a separate matter, on December 29, 2005, Zentralstelle Für private Überspielungrechte (“ZPÜ”), a joint association of various German collecting societies, instituted arbitration proceedings against Dell’s German subsidiary before the Board of Arbitration at the German Patent and Trademark Office (“Arbitration Body”) in Munich. ZPÜ claimed an audio-video levy of €18.42 for each PC sold by Dell in Germany from January 1, 2002, through December 31, 2005. On July 31, 2007, the Arbitration Body recommended a levy of €15 on each PC sold by Dell during that period for audio and visual copying capabilities. Dell and ZPÜ rejected the recommendation, and on February 21, 2008, ZPÜ filed a lawsuit in the German Regional Court in Munich with respect to levies to be paid through the end of calendar year 2007. On December 23, 2009, ZPÜ and the German industry association, BCH, reached a settlement regarding audio-video copyright levy litigation. The settlement provided for payment of levies in the amount of €3.15 for calendar years 2002 and 2003, €6.30 for calendar years 2004 through 2007, and

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

€12.15 (for units excluding a burner) and €13.65 (for units including a burner) for calendar years 2008 through 2010. Dell joined this settlement on February 23, 2010 and has paid the amounts due thereunder. Because the settlement agreement expires on December 31, 2010, the amount of levies payable after calendar year 2010, as well as Dell’s ability to recover such amounts through increased prices, remains uncertain.

Additionally, there are proceedings in Spain to which Dell is not a party, but that could impact Dell’s obligation to collect and remit levies across the EU. In March 2006, Sociedad General de Autores y Editores de Espana (“SGAE”), a Spanish collecting society, sued Padawan SL, a company unaffiliated with Dell, in the Commercial Court number four of Barcelona in Spain claiming that Padawan owed levies on the CD-Rs, CD-RWs, DVD-Rs, and MP3 players sold by Padawan. In June 2007, the trial court upheld SGAE’s claim and ordered Padawan to pay specified levies. Padawan appealed the decision to the Audiencia Provincial de Barcelona, which stayed the proceedings in order to refer the case to the ECJ. The ECJ considered the interpretation of the term ’fair compensation’ under the European Copyright Directive (“Directive”). On October 21, 2010, the ECJ issued its decision and outlined how fair compensation should be considered under the Directive by the EU member states. The ECJ stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying. The ECJ also stated that the indiscriminate application of the private copying levy to devices not made available to private users and clearly reserved for uses other than private copying is incompatible with the Directive. The matter has been referred back to the Spanish court to determine whether the Spanish copyright levy scheme is compatible with the Directive based on the guidance provided by the ECJ. It is unclear at this time what the effect of this decision will be on copyright levies in Spain and the other EU member states. Dell continues to collect and remit levies in Spain and other EU countries where it has determined that based on local law it is probable that Dell has an obligation.

The ultimate resolution of these matters and the associated financial impact to Dell, if any, including the number of units potentially impacted, the amount of levies imposed, and the ability of Dell to recover such amounts remains uncertain at this time. Should the courts determine there is liability for previous units shipped beyond what Dell has collected or accrued, Dell would be liable for such incremental amounts. Recovery would only be possible on future collections related to future shipments.

Other Litigation — The various legal proceedings in which Dell is involved include commercial litigation and a variety of patent suits. In some of these cases, Dell is the sole defendant. More often, particularly with patent suits, Dell is one of a number of defendants in the electronics and technology industries. Dell is actively defending a number of patent infringement suits, and several pending claims are in various stages of evaluations. While the number of patent cases has grown over time, Dell does not currently anticipate that any of these matters will have a material impact on Dell’s financial condition or results of operations.

Other Matters — In the second quarter of Fiscal 2010, Dell became aware of instances in which certain peripheral product sales made to U.S. federal government customers under Dell’s General Services Administration (“GSA”) Schedule 70 Contract were not compliant with contract requirements implementing the Trade Agreements Act. Dell is currently investigating the matter and has self-reported the discovery to, and has had subsequent discussions with, GSA’s Office of the Inspector General. Non-compliance could lead to contract claims; termination for default; civil or criminal penalties; double or treble damages; and possibly debarment or suspension from sales to the U.S. federal government. The matter is still in the preliminary stages and Dell cannot currently predict the resolution of this matter. No liabilities have been recorded, as Dell is currently unable to estimate any potential liability at this time. In order to estimate a potential liability, Dell must identify all non-compliant sales, present the matter to the GSA’s Office of the Inspector General and reach resolution with that office.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

NOTE 13 — COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the three and nine months ended October 29, 2010, and October 30, 2009:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2010	2009	2010	2009
	(in millions)
Comprehensive income
Net income	$822	$337	$1,708	$1,099
Change related to hedging instruments, net	(105)	29	(219)	(448)
Change related to marketable securities, net	1	1	(1)	4
Foreign currency translation adjustments	69	(29)	95	(63)

Comprehensive income	$787	$338	$1,583	$592

NOTE 14 — INCOME AND OTHER TAXES

Dell’s effective income tax rate was 23.6% and 34.5% for the third quarters of Fiscal 2011 and Fiscal 2010, respectively. The decrease in Dell’s effective income tax rate for the third quarter of Fiscal 2011, as compared to the third quarter of Fiscal 2010, was primarily attributable to a cumulative catch up of tax expense in the third quarter of Fiscal 2010, due to a change in estimate related to the amount and geographical distribution of Fiscal 2010 income, and to an increase in the third quarter of Fiscal 2011, as compared to the third quarter of Fiscal 2010, in the proportion of taxable income attributable to lower tax jurisdictions. Dell’s effective income tax rate for the first nine months of Fiscal 2011 and Fiscal 2010 was 23.2% and 29.3%, respectively. The decrease in Dell’s effective income tax rate for the first nine months of Fiscal 2011 as compared to the same period in the prior year was primarily due to an increase in the proportion of taxable income attributable to lower tax jurisdictions during the first nine months of Fiscal 2011, as compared to the first nine months of Fiscal 2010, and to an increased benefit resulting from the favorable settlement of examinations in certain foreign jurisdictions. The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 35% principally result from Dell’s geographical distribution of taxable income and differences between the book and tax treatment of certain items. The income tax rate for the fourth quarter of Fiscal 2011 will be impacted by the actual mix of jurisdictions in which income is generated.

Dell is currently under income tax audits in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which Dell is subject include fiscal years 1997 through 2010. As

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

a result of these audits, Dell maintains ongoing discussions and negotiations relating to tax matters with the taxing authorities in these various jurisdictions. Dell’s U.S. federal income tax returns for fiscal years 2007 through 2009 are under examination. The Internal Revenue Service (“IRS”) has issued a Revenue Agent’s Report for fiscal years 2004 through 2006 proposing certain assessments primarily related to transfer pricing matters. Dell disagrees with certain of the proposed assessments and has contested them through the IRS administrative procedures. The IRS has recently remanded the audit for the tax years 2004 through 2006 back to examination for further review. Dell believes that it has provided adequate reserves related to all matters contained in tax periods open to examination. However, should Dell experience an unfavorable outcome in the IRS matter, such an outcome could have a material impact on its results of operations, financial position, and cash flows. Although the timing of income tax audit resolutions and negotiations with taxing authorities is highly uncertain, Dell does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

Dell takes certain non-income tax positions in the jurisdictions in which it operates and has received certain non-income tax assessments from various jurisdictions. These jurisdictions include Brazil, where Dell has been in litigation with a state government over the proper application of transactional taxes to warranties and software related to the sale of computers, as well as over the appropriate use of state statutory incentives to reduce the transactional taxes. Dell has also negotiated certain tax incentives with the state that can be used to offset potential tax liabilities should the courts rule against it. The incentives are based upon the number of jobs Dell maintains within the state. Recently, Dell settled two cases related to warranties and software under a taxpayer amnesty program utilizing the incentive credits instead of cash to minimize the impact to its consolidated financial statements. The third outstanding case, in which Dell has pledged its manufacturing facility in Hortolandia, Brazil to the government, remains pending.

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

NOTE 15 — EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Accordingly, certain stock-based incentive awards have been excluded from the calculation of diluted earnings per share totaling 158 million shares and 206 million shares for the third quarters of Fiscal 2011 and Fiscal 2010, respectively, and 188 million and 228 million shares for the nine months ended October 29, 2010, and October 30, 2009, respectively.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended October 29, 2010, and October 30, 2009:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2010	2009	2010	2009
	(in millions, except per share amounts)
Numerator:
Net income	$822	$337	$1,708	$1,099

Denominator:
Weighted-average shares outstanding:
Basic	1,939	1,956	1,950	1,953
Effect of dilutive options, restricted stock units, restricted stock, and other	10	10	11	6

Diluted	1,949	1,966	1,961	1,959

Earnings per share:
Basic	$0.42	$0.17	$0.88	$0.56
Diluted	$0.42	$0.17	$0.87	$0.56

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 16 — SEGMENT INFORMATION

Dell’s four global business segments are Large Enterprise, Public, Small and Medium Business (“SMB”), and Consumer. Large Enterprise includes sales of IT infrastructure and service solutions to large global and national corporate customers. Public includes sales to educational institutions, governments, health care organizations, and law enforcement agencies, among others. SMB includes sales of complete IT solutions to small and medium-sized businesses. Consumer includes sales to individual consumers and retailers around the world. The business segments disclosed in the accompanying Condensed Consolidated Financial Statements are based on this organizational structure and information reviewed by Dell’s management to evaluate the business segment results. Dell’s measure of segment operating income for management reporting purposes excludes severance and facility closure expenses, broad based long-term incentives, amortization of intangibles, acquisition-related charges, and the settlements for the SEC investigation as well as the securities litigation class action lawsuit that were incurred during the first nine months of Fiscal 2011.

The following table presents net revenue by Dell’s reportable global segments as well as a reconciliation of consolidated segment operating income to Dell’s consolidated operating income:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2010	2009	2010	2009
	(in millions)
Net revenue:
Large Enterprise	$4,326	$3,403	$13,121	$10,088
Public	4,442	3,695	12,878	10,664
Small and Medium Business	3,665	2,956	10,724	8,743
Consumer	2,961	2,842	9,079	8,507

Net revenue	$15,394	$12,896	$45,802	$38,002

Consolidated operating income:
Large Enterprise	$400	$174	$971	$538
Public	451	352	1,118	1,028
Small and Medium Business	391	282	1,027	758
Consumer	-	10	(4)	98

Consolidated segment operating income	1,242	818	3,112	2,422

Severance and facility actions	(31)	(123)	(112)	(395)
Broad based long-term incentives(a)	(75)	(78)	(249)	(246)
Amortization of intangible assets	(89)	(40)	(264)	(119)
Acquisition-related costs(b)	(23)	-	(59)	-
Other(c)	-	-	(140)	-

Consolidated operating income	$1,024	$577	$2,288	$1,662

(a)	Broad based long-term incentives include stock-based compensation and other long-term incentives that are not allocated to Dell’s global segments.

(b)	Acquisition-related charges consist primarily of retention payments, integration costs, and consulting fees.

(c)	Other includes the $100 million settlement for the SEC investigation and a $40 million settlement for a securities litigation lawsuit that were both incurred in the first quarter of Fiscal 2011.

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

Our enterprise products include servers and networking, and storage products. Client products include mobility and desktop PC products. Our services encompass a broad range of offerings, including infrastructure technology, consulting and applications, and product-related support services. Our customer engagement model groups our services with similar demand, economic and delivery profiles into three categories: outsourcing; project-based; and transactional services.

Our recent acquisition of Kace Networks, Inc, Scalent Systems Inc., and Ocarina Networks Inc., and our continued integration of Perot Systems Corporation (“Perot Systems”) enables us to expand our portfolio of enterprise solutions offerings. The comparability of our results of operations for the third quarter and first nine months of Fiscal 2011 compared with the same periods in Fiscal 2010 are impacted by the acquisitions we have made since the third quarter of Fiscal 2010, primarily Perot Systems. See our Services discussion under “Revenue by Product and Services Categories” below for a comparison of Dell’s services revenue for the first nine months of Fiscal 2011 to the prior year’s results of Dell services and Perot Systems.

CONSOLIDATED RESULTS OF OPERATIONS

The following table summarizes the results of our operations for the three and nine months ended October 29, 2010, and October 30, 2009:

	Three Months Ended					Nine Months Ended
	October 29, 2010			October 30, 2009		October 29, 2010			October 30, 2009
		% of	%		% of		% of	%		% of
	Dollars	Revenue	Change	Dollars	Revenue	Dollars	Revenue	Change	Dollars	Revenue
	(in millions, except per share amounts and percentages)
Net revenue
Products	$12,520	81.3%	17%	$10,746	83.3%	$37,251	81.3%	18%	$31,601	83.2%
Services, including software related	2,874	18.7%	34%	2,150	16.7%	8,551	18.7%	34%	6,401	16.8%

Total net revenue	$15,394	100.0%	19%	$12,896	100.0%	$45,802	100.0%	21%	$38,002	100.0%
Gross margin
Products	$2,105	16.8%	43%	$1,477	13.7%	$5,520	14.8%	21%	$4,568	14.5%
Services, including software related	898	31.2%	19%	756	35.2%	2,585	30.2%	16%	2,224	34.7%

Total gross margin	$3,003	19.5%	34%	$2,233	17.3%	$8,105	17.7%	19%	$6,792	17.9%
Operating expenses	$1,979	12.8%	19%	$1,656	12.8%	$5,817	12.7%	13%	$5,130	13.5%
Operating income	$1,024	6.7%	77%	$577	4.5%	$2,288	5.0%	38%	$1,662	4.4%
Net income	$822	5.3%	144%	$337	2.6%	$1,708	3.7%	55%	$1,099	2.9%
Earnings per share diluted	$0.42	N/A	147%	$0.17	N/A	$0.87	N/A	55%	$0.56	N/A

In the third quarter of Fiscal 2011, our total net revenue increased 19% year-over-year, with increases across all our Commercial segments, while Consumer revenue remained relatively flat. Revenue from our Commercial segments increased 24% year-over-year, with Large Enterprise and SMB leading the increase. Our Commercial segments generated approximately 81% of our total net revenue during the third quarter of Fiscal 2011. As the commercial technology refresh cycle continued and we strengthened our product and solutions offerings, we experienced demand growth from our Commercial customers, while demand from our Consumer customers is continuing to show signs of softening. For the first nine months of Fiscal 2011, our total net revenue increased 21%, with revenue from our Commercial and Consumer segments increasing 25% and 7%, respectively, year-over-year for the same period.

During the third quarter of Fiscal 2011, we saw a significant year-over-year improvement in overall gross margin percentage from 17.3% to 19.5%. The improvement was driven by our Commercial segments as a result of improved pricing and broad component cost declines. We expect the pricing environment to moderate in the fourth quarter of Fiscal 2011, as these component cost declines work themselves through the industry.

We will continue to focus our efforts on providing IT solutions to our customers in areas such as servers and networking, storage, and services. The revenue generated from these categories of our Commercial segments, including the contributions from Perot Systems, grew a combined 33% and 39% year-over-year, during the third quarter and first nine months of Fiscal 2011, respectively. We believe these solutions are customized to the needs of users, easy to use, and affordable. We will also seek to improve our client product business by simplifying our product offerings, developing next generation capabilities, and enhancing the online buying experience for our customers. Our cost reduction activities over the past several quarters are improving our profitability and operating leverage as revenue growth returns.

Revenue

Product Revenue — Product revenue increased year-over-year by 17% and 18% for the third quarter and the first nine months of Fiscal 2011, respectively. Our product revenue performance was primarily attributable to improved customer demand as result of increased global IT spending from our Commercial customers across all product categories.

Services Revenue, including software related — Services revenue, including software related increased year-over-year by 34% for both the third quarter and first nine months of Fiscal 2011. Our services revenue performance was attributable to a 55% year-over-year increase in services revenue and an increase of 5% in software related services revenue during the third quarter of Fiscal 2011. For the first nine months of Fiscal 2011, services and software related services revenue increased 55% and 4%, respectively. The increase in services revenue was primarily due to our acquisition of Perot Systems, which was integrated into our Public and Large Enterprise segments.

Revenue from the U.S. increased 18% during both the third quarter and first nine months of Fiscal 2011 over the same periods last year. Revenue from outside the U.S. represented approximately 47% of our total net revenue for both the third quarter and first nine months of Fiscal 2011, and grew 21% and 23% year-over-year for the third quarter and first nine months of Fiscal 2011, respectively. Revenue from Brazil, Russia, India, and China (“BRIC”) increased 30% and 45% year-over-year, on a combined basis, for the third quarter and first nine months of Fiscal 2011, respectively. Revenue from BRIC combined has been increasing sequentially since the fourth quarter of Fiscal 2009 and represented 12.1 % of our total net revenue for the first nine months of Fiscal 2011 compared to 10.1% in the prior year. We are continuing to expand into these and other emerging countries that represent the vast majority of the world’s population, tailor solutions to meet specific regional needs, and enhance relationships to provide customer choice and flexibility.

We manage our business on a U.S. dollar basis and utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time. As a result of our hedging programs and pricing actions in response to the foreign currency fluctuations, the impact of currency movements was not material to our total net revenue for the third quarter and first nine months of Fiscal 2011.

Gross Margin

Products — During the third quarter and first nine months of Fiscal 2011, products gross margin increased in absolute dollars year-over-year and in gross margin percentage. At the end of the second quarter of Fiscal 2011, we began to see decreasing component costs, particularly for memory and displays. This trend continued through the current quarter, contributing to an increase in our overall products gross margin percentage from 13.7% for the third quarter of Fiscal 2010 to 16.8% for the third quarter of Fiscal 2011. We believe that component costs will continue to decline through the fourth quarter of Fiscal 2011 given the current market environment.

Services, including software related — During the third quarter and first nine months of Fiscal 2011, our services gross margin increased in absolute dollars compared to the prior year, although our gross margin percentage decreased. The decrease in gross margin percentage for services, including software related, was primarily due to a higher mix of stand-alone services. Our gross margin rate for services, including software related is driven by our extended warranty sales offset by lower margin categories such as software, consulting, and managed services. Our extended warranty services are more profitable because we sell extended warranty offerings directly to customers instead of selling through a distribution channel. We have a service support structure that allows us to favorably manage our fixed costs.

We will continue to invest in initiatives that align our new and existing products and services with customers’ needs, particularly for enterprise products and solutions. As we shift our focus more to enterprise solutions and services, we believe the improved mix of higher margin sales will positively impact our gross margins over time.

Severance and Facility Actions

Due to our continued migration towards a more variable cost manufacturing model and a comprehensive review of our costs, we continue to incur certain severance and facility action costs, though these costs have decreased from the prior year. During the third quarter and first nine months of Fiscal 2011, the cost of these actions was $31 million and $112 million, respectively, of which $4 million and $47 million, respectively, affected gross margin. For the third quarter and first nine months of Fiscal 2010, the cost of these actions was $123 million and $395 million, respectively, of which $102 million and $181 million, respectively, affected gross margin. While we believe that we have completed a significant portion of our manufacturing transformation, we expect to implement additional cost reduction measures depending on a number of factors, including end-user demand for our products and services and the continued simplification of our supply and logistics chain. Additional cost reduction measures may include selected headcount reductions, as well as other cost reduction programs. See Note 11 of the Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information on severance and facility action costs.

Vendor Rebate Programs

Our gross margin is affected by our ability to achieve favorable pricing with our vendors and contract manufacturers, including through our negotiation of a variety of vendor rebate programs to achieve lower net costs for the various components we include in our products. Under these programs, vendors provide us with rebates or other discounts from the list prices for the components, which are generally elements of their pricing strategy. Vendor rebate programs are only one element of the costs we negotiate for our product components. We account for rebates and other discounts as a reduction in cost of net revenue. Our total net cost includes supplier list prices reduced by vendor rebates and other discounts. We manage our costs on a total net cost basis.

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally not long-term in nature, but instead are typically negotiated at the beginning of each quarter. Because of the fluid nature of these ongoing negotiations, which reflect changes in the competitive environment, the timing and amount of rebates and other discounts we receive under the programs may vary from period to period. Since we manage our component costs on a total net cost basis, any fluctuations in the timing and amount of rebates and other discounts we receive from vendors may not necessarily result in material changes to our gross margin. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the third quarter and first nine months of Fiscal 2011 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our aggregate product cost. We are not aware of any significant programmatic changes to vendor pricing and rebate programs that will impact our results for the fourth quarter of Fiscal 2011.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended October 29, 2010, and October 30, 2009:

	Three Months Ended					Nine Months Ended
	October 29, 2010			October 30, 2009		October 29, 2010			October 30, 2009
		% of	%		% of		% of	%		% of
	Dollars	Revenue	Change	Dollars	Revenue	Dollars	Revenue	Change	Dollars	Revenue
	(in millions, except percentages)
Operating expenses
Selling, general, and administrative	$1,816	11.8%	21%	$1,501	11.6%	$5,325	11.6%	14%	$4,685	12.3%
Research, development, and engineering	163	1.0%	5%	155	1.2%	492	1.1%	11%	445	1.2%

Operating expenses	$1,979	12.8%	19%	$1,656	12.8%	$5,817	12.7%	13%	$5,130	13.5%

•	Selling, General, and Administrative — During the third quarter of Fiscal 2011, selling, general and administrative (“SG&A”) expenses increased year-over-year, while SG&A expenses as a percentage of net revenue remained relatively flat. The increase in SG&A expenses was largely attributable to increases in compensation-related expenses of approximately $235 million primarily due to a significant increase in accruals for performance-based compensation expenses, which are driven by revenue and operating income growth. We also had increases in headcount resulting from our acquisitions. SG&A expenses related to severance and facility actions undertaken as part of our on-going cost optimization efforts were $23 million for the third quarter of Fiscal 2011 compared to $21 million for the same period in the prior year. SG&A expenses for the third quarter of Fiscal 2011 also included approximately $23 million of costs related to our acquisitions, which include costs incurred for recent acquisitions as well as integration costs related to Perot Systems.

During the first nine months of Fiscal 2011, SG&A expenses increased year-over-year, while SG&A expenses as a percentage of net revenue decreased. The increase in SG&A expenses was primarily attributable to increases in compensation-related expenses of approximately $458 million due to an increase in performance-

based compensation expense and an increase in headcount resulting from our acquisitions. SG&A expenses for the first nine months of Fiscal 2011 also included approximately $57 million in acquisition-related charges and an increase of $50 million in advertising and promotional expenses. In addition, during the first quarter of Fiscal 2011, Dell recorded a $100 million charge for our settlement of the SEC investigation and a $40 million charge for a securities litigation class action lawsuit that was filed against Dell during Fiscal 2007. See Note 12 to Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for more information on legal matters. Offsetting these increases was a decrease in SG&A expenses related to severance and facilities actions undertaken as part of our on-going cost optimization efforts from $212 million for the first nine months of Fiscal 2010 to $57 million for the first nine months of Fiscal 2011.

•	Research, Development, and Engineering — During the third quarter and first nine months of Fiscal 2011, research, development and engineering (“RD&E”) expenses remained approximately at 1% of revenue, consistent with the prior year periods. We manage our research, development, and engineering spending by targeting those innovations and products that we believe are most valuable to our customers and by relying upon the capabilities of our strategic relationships. We will continue to invest in RD&E activities to support our growth and to provide for new, competitive products.

Operating and Net Income

•	Operating Income — During the third quarter and first nine months of Fiscal 2011, operating income increased 77% and 38%, respectively. The increases were primarily attributable to better operating leverage resulting from the increase in net revenue for both current periods and to increases in gross margin dollars of 34% and 19% for the third quarter and first nine months of Fiscal 2011, respectively. For the third quarter of Fiscal 2011, operating expenses increased 19%, while operating expense as a percentage of revenue remained flat. For the first nine months of Fiscal 2011, operating expenses increased 13% while operating expenses as a percentage of revenue decreased 80 basis points to 12.7%.

•	Net Income — For the third quarter and first nine months of Fiscal 2011, net income increased year-over-year by 144% and 55% to $822 million and $1,708 million, respectively. Net income was positively impacted by increases in operating income and a lower effective tax rate for the third quarter and first nine months of Fiscal 2011. In addition, Interest and Other, net increased by 181% and 39% for the third quarter and first nine months of Fiscal 2011, respectively, due primarily to a $72 million merger termination fee we received during the third quarter of Fiscal 2011. See “Income and Other Taxes” and “Interest and Other, net” sections below for discussions of our effective tax rates and interest and other, net.

Segment Discussion

Our four global business segments are Large Enterprise, Public, Small and Medium Business, and Consumer.

Severance and facility action expenses, broad based long-term incentive expenses, amortization of purchased intangible assets costs, acquisition-related expenses, and charges related to our settlement of the SEC investigation as well as a securities litigation class action lawsuit that were incurred during the first quarter of Fiscal 2011, are not allocated to the reporting segments as management does not believe that these items are reflective of the underlying operating performance of the reporting segments. These costs totaled $218 million and $824 million for the third quarter and first nine months of Fiscal 2011, respectively. For the third quarter and first nine months of Fiscal 2010, these costs totaled $241 million and $760 million, respectively. See Note 16 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1  — Financial Statements” for additional information and reconciliation of segment revenue and operating income to consolidated revenue and operating income.

The following table summarizes our revenue and operating income by reportable global segments:

	Three Months Ended					Nine Months Ended
	October 29, 2010			October 30, 2009		October 29, 2010			October 30, 2009
		% of	%		% of		% of	%		% of
	Dollars	Revenue(a)	Change	Dollars	Revenue(a)	Dollars	Revenue(a)	Change	Dollars	Revenue(a)
	(in millions, except percentages)
Large Enterprise
Net revenue	$4,326	28%	27%	$3,403	26%	$13,121	29%	30%	$10,088	27%
Operating income	$400	9%	130%	$174	5%	$971	7%	80%	$538	5%
Public
Net revenue	$4,442	29%	20%	$3,695	29%	$12,878	28%	21%	$10,664	28%
Operating income	$451	10%	28%	$352	10%	$1,118	9%	9%	$1,028	10%
Small and Medium Business
Net revenue	$3,665	24%	24%	$2,956	23%	$10,724	23%	23%	$8,743	23%
Operating income	$391	11%	39%	$282	10%	$1,027	10%	35%	$758	9%
Consumer
Net revenue	$2,961	19%	4%	$2,842	22%	$9,079	20%	7%	$8,507	22%
Operating income	$-	0%	(101% )	$10	0%	$(4)	0%	(104% )	$98	1%

(a)	Operating income percentage of revenue is stated in relation to the respective segment.

•	Large Enterprise — The year-over-year increase in Large Enterprise’s revenue for the third quarter of Fiscal 2011 was mainly attributable to improved demand. Many of our customers who delayed or canceled IT projects as a result of the economic slowdown have resumed IT spending. Large Enterprise experienced year-over-year increases in revenue across all product lines during the third quarter of Fiscal 2011 except for Storage, which was relatively flat year-over-year. Sales of client products generated large revenue increases with mobility and desktop PCs revenue increasing 43% and 32%, year-over-year, respectively. Revenue from servers and networking and services increased 16% and 51%, respectively. The increase in services revenue was largely due to the integration of Perot Systems. During the third quarter of Fiscal 2011, Large Enterprise’s revenue increased year-over-year across all regions.

During the first nine months of Fiscal 2011, all product and services categories experienced increases in revenue. Revenue from servers and networking increased 42% year-over-year. Revenue from services increased 50% primarily as result of the integration of Perot Systems. Revenue from mobility and desktop PCs increased 35% and 30% year-over-year, respectively.

During the third quarter and first nine months of Fiscal 2011, operating income percentage increased 410 and 210 basis points year-over-year to 9.2% and 7.4%, respectively, mostly driven by improvements in gross margin due to improved component costs and pricing environment, particularly for client products, and tighter spending controls and revenue increases that resulted in a decrease in operating expenses as a percentage of net revenue.

•	Public — During the third quarter of Fiscal 2011, Public experienced a year-over-year increase in revenue across all product and service categories. Services contributed the largest increase, with a 110% increase in revenue over the prior year. The increase in services revenue was primarily a result of our integration of Perot Systems. Revenue from servers and networking and software and peripherals increased 18% and 9% year-over-year, respectively. Revenue from mobility and desktop PCs increased 9% and 7% year-over-year, respectively. Public’s revenue grew during the third quarter of Fiscal 2011 across the Americas and Asia-Pacific regions, but declined in Europe due to fiscal budget constraints.

Public’s revenue also increased for all product and service categories for the first nine months of Fiscal 2011 as compared to the prior year. Revenue from services increased 116% as a result of our integration of Perot.

Public’s operating income percentage increased 70 basis points to 10.2% for the third quarter of Fiscal 2011 due to increases in gross margin percentage, which was slightly offset by an increase in operating expense as a percentage of revenue. Increases in gross margin percentages for the third quarter of Fiscal 2011 were driven by improved margins from mobility and storage products, offset by a shift in our services portfolio to lower margin categories due to the integration of Perot Systems. For the first nine months of Fiscal 2011, Public’s operating income percentage declined 90 basis points to 8.7% due to a year-over-year decrease in gross margin percentage and a slight increase in operating expenses as a percentage of revenue. The decline in Public’s gross margin percentage for the first nine months of Fiscal 2011 was mostly driven by a shift in our services portfolio mix to lower margin categories.

•	Small and Medium Business — During the third quarter of Fiscal 2011, SMB experienced a year-over-year increase in revenue with increases across all product categories. Revenue from mobility and desktop PCs increased by 22% and 32% year-over-year, respectively, while servers and networking and software and peripherals revenue increased 28% and 18% year-over-year, respectively. Storage revenue increased 24% year-over-year largely due to our Dell EqualLogictm offerings. The improved demand environment was a major contributor to the increase in revenue. SMB revenue experienced year-over-year growth across all regions during the third quarter of Fiscal 2011, while our SMB BRIC revenue grew 27% year-over-year.

SMB revenue also increased for all product and service categories for the first nine months of Fiscal 2011. Revenue from mobility products and desktop PCs had the greatest dollar increases, with increases of 24% and 27% year-over-year, respectively. Revenue from servers and networking and software and peripherals increased 28% and 17%, respectively.

For the third quarter and first nine months of Fiscal 2011, operating income percentage increased 120 basis points and 90 basis points, respectively, year-over-year to 10.7% and 9.6%, respectively. The increase in operating income percentage for the third quarter of Fiscal 2011 was due to improved gross margins as a result of lower component costs and an improved pricing environment. The improved operating income percentage for the first nine months of Fiscal 2011 was largely due to improved demand and tighter spending controls that resulted in operating expenses decreasing as a percentage of revenue.

•	Consumer — Consumer’s revenue increased 4% year-over-year during the third quarter of Fiscal 201l. Generally accepted accounting principles (“GAAP”) require us to defer the full amount of revenue and related costs relative to sales for which the right of return or price protection applies unless there is sufficient historical data to establish reasonable and reliable estimates of returns or price protection adjustments. We determined for one of our larger U.S. based retailers that, starting the third quarter of Fiscal 2011, we had sufficient historical data as well as a better understanding of seasonal patterns to start estimating returns and price protection adjustments. Therefore, as required by GAAP, we began recognizing revenue upon shipment for this retailer, net of appropriate reserves when all other revenue recognition criteria have been met. Without the effects of this change, Consumer’s year-over-year change in revenue for the third quarter of Fiscal 2011 would have been flat.

During the third quarter of Fiscal 2011, Consumer mobility revenue increased by 5% year-over-year and revenue from desktop PCs increased 17%. Consumer desktop PCs now represent less than 25% of our Consumer client product sales. The revenue increases from our Consumer client products were offset by decreases of 7% and 13% year-over-year for services and software and peripheral products, respectively. At a country level, our U.S. Consumer revenue decreased 5% year-over-year for the third quarter of Fiscal 2011 due to softer demand, while our non-U.S. regions experienced 14% revenue growth. Revenue from BRIC grew 27% year-over-year for the third quarter of Fiscal 2011.

During the first nine months of Fiscal 2011, Consumer’s revenue grew 7% largely due to an increase in mobility revenue of 13%. The increase in mobility revenue was partially offset by a decrease of 8% in software and peripherals revenue, which was largely due to a second quarter $53 million transaction in the first nine months of Fiscal 2010, in which a vendor purchased our contractual right to share in future revenues from product renewals sold by the vendor. We did not have a similar transaction during the first nine months of Fiscal 2011. At a country level, our U.S. revenue decreased 6% for the first nine months of Fiscal 2011, while our BRIC revenue grew 58%.

For the third quarter and first nine months of Fiscal 2011, Consumer’s operating income percentage decreased approximately 30 and 120 basis points, respectively, year-over-year to 0% for both periods. The decrease in operating income percentage was largely attributable to decreases in gross margin percentage. Consumer gross margin decreased due to a shift in sales mix from direct to indirect sales that was not entirely offset by decreases in operating expenses as a percentage of revenue. Operating expenses as a percentage of revenue remained relatively flat year-over-year during the third quarter of Fiscal 2011 and decreased during the first nine months of Fiscal 2011 as compared to the same periods in Fiscal 2010. During the first quarter of Fiscal 2011, we combined Consumer and SMB under a single leadership team to reduce overall costs, though we are continuing to manage and report the two segments separately. As we work to improve profitability, we continue to monetize aspects of the Consumer business model with arrangements with vendors and suppliers, such as revenue sharing arrangements, which we believe will continue to contribute to and improve Consumer’s operating income over time, although such impacts may not be linear.

We expect to see the broad corporate client refresh continue into the next quarter for our Commercial customers, and with an improving cost environment and the appropriate pricing strategy, we believe we will continue to have opportunities to deliver strong year-over-year growth for our Commercial segments. For our Consumer segment, we expect to see some seasonal growth heading into the holiday season, though revenue growth will be more muted year-over-year.

Revenue by Product and Services Categories

We design, develop, manufacture, market, sell, and support a wide range of products that in many cases are customized to individual customer requirements. Our products are organized between enterprise and client categories. Our enterprise products include servers and networking, and storage products. Client products include mobility and desktop PC products. Our services include a broad range of configurable IT and business services, including infrastructure technology, consulting and applications, and product-related support services.

The following table summarizes our net revenue by product and service categories for the three and nine months ended October 29, 2010, and October 30, 2009:

	Three Months Ended					Nine Months Ended
	October 29, 2010			October 30, 2009		October 29, 2010			October 30, 2009
		% of	%		% of		% of	%		% of
	Dollars	Revenue	Change	Dollars	Revenue	Dollars	Revenue	Change	Dollars	Revenue
	(in millions, except percentages)
Net revenue:
Enterprise products:
Servers and networking	$1,844	12%	20%	$1,539	12%	$5,519	12%	31%	$4,228	12%
Storage	543	3%	7%	508	4%	1,721	4%	8%	1,593	4%
Services	1,924	12%	55%	1,244	10%	5,730	12%	55%	3,700	10%
Software and peripherals	2,579	17%	8%	2,394	19%	7,610	17%	8%	7,022	18%
Client products:
Mobility	4,858	32%	16%	4,191	32%	14,121	31%	18%	11,957	31%
Desktop PCs	3,646	24%	21%	3,020	23%	11,101	24%	17%	9,502	25%

Net revenue	$15,394	100%	19%	$12,896	100%	$45,802	100%	21%	$38,002	100%

Enterprise Solutions

Servers and Networking — The increases in our server and networking revenue during the third quarter and first nine months of Fiscal 2011 as compared to the same periods of Fiscal 2010 were due to demand improvements across all Commercial segments. During the third quarter and first nine months of Fiscal 2011, unit shipments increased 4% and 16% year-over-year, respectively, and average selling prices increased 15% and 13% year-over-year, respectively, driven by improved product mix toward our new product lines. During the third quarter of Fiscal 2011, unit sales for servers and networking increased across all regions. During the third quarter of Fiscal 2011, we introduced our PowerEdge R415 and PowerEdge R515 rack servers. We also expanded our portfolio of cloud offerings with the launch of our PowerEdge C410x and C6105 and DCS 5120 and 5125 servers.

Storage — Storage revenue increased 7% and 8% for the third quarter and first nine months of Fiscal 2011, respectively. The increase in Storage revenue was primarily driven by our SMB segment with 24% and 22% increases year-over-year during the third quarter and first nine months of Fiscal 2011, respectively. Dell EqualLogictm continues to perform strongly, with year-over-year revenue growth of 66% and 68% for the third quarter and first nine months of Fiscal 2011, respectively. We have shifted towards more Dell-branded and co-branded storage offerings, which generally can be sold with service solutions and provide increased margin opportunity. During the third quarter of Fiscal 2011, we introduced our PowerVault NX200 network attached storage tower targeted to small businesses.

Services — Services revenue increased by $680 million and $2.0 billion year-over-year during the third quarter and first nine months of Fiscal 2011, respectively with revenue from Perot Systems contributing a large proportion of the increase. Perot Systems reported revenue for the three and nine months ended September 30, 2009, of $629 million and $1.9 billion, respectively. With the ongoing integration of Perot Systems, we have simplified the way we view our services business by grouping offerings with similar demand, economic and delivery profiles into three categories: outsourcing, project-based, and transactional services. Combining the results of Perot Systems revenue for the three and nine months ended September 30, 2009, with Dell Services revenue for the three and nine months ended October 30, 2009, does not take into consideration intercompany charges, anticipated synergies, or other effects of the integration of Perot Systems. Perot Systems’ September 30, 2009, results are presented for informational purposes only and are not indicative of the results that actually would have occurred if the acquisition had been completed at the beginning of Fiscal 2010, nor are they indicative of future results.

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

Our deferred service revenue balance increased 9% year-over-year to $6.5 billion at October 29, 2010, primarily due to an increase in the volume of up-sell service offerings.

Software and Peripherals — Revenue from sales of software and peripherals (“S&P”) is derived from sales of Dell-branded printers, monitors (not sold with systems), projectors, keyboards, mice, docking stations, and a multitude of third-party peripherals, including LCD televisions, cameras, stand-alone software sales and related support services, and other products. The increase in S&P revenue was driven by overall customer unit shipment increases due to improvements in demand in displays and electronics and peripherals, which experienced a combined year-over-year revenue increase of 14% and 16% for the third quarter and first nine months of Fiscal 2011, respectively. During the third quarter of Fiscal 2011, we introduced eight new LED and laser color printers as well as our new Studio LED monitors.

Software revenue from our S&P line of business, which includes software license fees and related post-contract customer support, is included in services revenue, including software related on the Condensed Consolidated Statements of Income. Software and related support services revenue represented 33% for both the third quarter and first nine months of Fiscal 2011, and 42% of services revenue, including software related for both the third quarter and first nine months of Fiscal 2010.

Client

Mobility — Revenue from mobility products (which include notebook computers, mobile workstations, and smartphones) increased during the third quarter and first nine months of Fiscal 2011 across all operating segments due to demand improvements. Mobility units increased 10% and 19% year-over-year for the third quarter and first nine months of Fiscal 2011, respectively. Average selling prices increased 5% for the third quarter of Fiscal 2011 and decreased 1% for the first nine months of Fiscal 2011. The increase in average selling prices for the third quarter of Fiscal 2011 was due to a shift in product mix to higher priced units which we believe will continue as we drive to more solutions and offerings. During the third quarter and first nine months of Fiscal 2011, overall, Commercial mobility revenue increased 24%

and 22% year-over-year, respectively, and Consumer increased 5% and 13%, respectively. The increase in Commercial mobility is driven by increases in demand for our Latitude notebooks. We believe the on-going demand trend towards mobility products will continue, and we plan to address this demand by expanding our product platforms to cover broader feature sets and price bands. During the third quarter of Fiscal 2011, we introduced a new family of XPS laptops and the Inspiron M101z laptop.

Desktop PCs — During the third quarter and first nine months of Fiscal 2011, revenue from desktop PCs (which include desktop computer systems and fixed workstations) increased as unit demand for desktop PCs increased by 13% and 12%, respectively. The average selling price for our desktop computers increased by 7% and 4% year-over-year for the third quarter and first nine months of Fiscal 2011, respectively due to a slight shift in product mix to higher priced units. The increase in unit demand was driven by our Large Enterprise and SMB customers, both of which generated 32% increases year-over-year for the third quarter of Fiscal 2011 and 30% and 27%, respectively, for the first nine months of Fiscal 2011. These increases were driven primarily by the stronger demand for our Optiplex desktop PCs and fixed work stations. In the consumer marketplace, we are continuing to see rising end-user demand for mobility products, which moderates the demand for desktop PCs.

Interest and Other, Net

The following table provides a detailed presentation of interest and other, net for the three and nine months ended October 29, 2010, and October 30, 2009:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2010	2009	2010	2009
	(in millions)
Interest and other, net:
Investment income, primarily interest	$14	$12	$33	$48
Gains on investments, net	1	-	4	1
Interest expense	(50)	(45)	(143)	(113)
Foreign exchange	14	(32)	(23)	(58)
Other	73	2	64	15

Interest and other, net	$52	$(63)	$(65)	$(107)

We continued to maintain a portfolio of instruments with shorter maturities, which typically carry lower market yields. Investment income for the third quarter of Fiscal 2011 was relatively flat year-over-year, while market yields on short-term instruments declined year-over-year for the first nine months of Fiscal 2011, resulting in lower investment income.

The year-over-year increase in interest expense for the third quarter and first nine months of Fiscal 2011 was due to higher debt levels, which increased to $6.0 billion as of October 29, 2010, from $3.8 billion as of October 30, 2009.

The year-over-year change in foreign exchange for the third quarter and first nine months of Fiscal 2011 was primarily due to gains from revaluation of certain unhedged foreign currency balances.

Other includes a $72 million merger termination fee received during the third quarter of Fiscal 2011.

Income and Other Taxes

Our effective income tax rate was 23.6% and 34.5% for the third quarter of Fiscal 2011 and Fiscal 2010, respectively. The decrease in our effective income tax rate for the third quarter of Fiscal 2011 as compared to the third quarter of Fiscal 2010 was primarily attributable to a cumulative catch up of tax expense in the third quarter of Fiscal 2010, due to a change in estimate related to the amount and geographical distribution of Fiscal 2010 income, and to an increase in the third quarter of Fiscal 2011, as compared to the third quarter of Fiscal 2010, in the proportion of taxable income attributable to lower tax jurisdictions. For the first nine months of Fiscal 2011 and

Fiscal 2010, our effective income tax rate was 23.2% and 29.3%, respectively. The decrease in our effective income tax rate for the first nine months of Fiscal 2011, as compared to the same period in the prior year, was primarily due to an increase in the proportion of taxable income attributable to lower tax jurisdictions during the first nine months of Fiscal 2011, as compared to the first nine months of Fiscal 2010, and to an increased benefit resulting from the favorable settlement of examinations in certain foreign jurisdictions. For the Fiscal 2011 year, we estimate our effective annual tax rate, including the effect of these favorable settlements to be approximately 25%. The difference between the estimated effective income tax rate and the U.S. federal statutory rate of 35% principally results from our geographical distribution of taxable income and differences between the book and tax treatment of certain items. The income tax rate for the fourth quarter of Fiscal 2011 will be impacted by the actual mix of jurisdictions in which income is generated.

We take certain non-income tax positions in the jurisdictions in which we operate and have received certain non-income tax assessments from some of these jurisdictions. We are also involved in related non-income tax litigation matters in various jurisdictions. These jurisdictions include Brazil, where we have been in litigation with a state government over the proper application of transactional taxes to warranties and software related to the sale of computers, as well as over the appropriate use of state statutory incentives to reduce the transactional taxes. While we believe we will ultimately prevail in the Brazilian courts, we have also negotiated certain tax incentives with the state that can be used to offset potential tax liabilities should the courts rule against us. The incentives are based upon the number of jobs we maintain within the state. Recently, we settled two cases related to warranties and software under a taxpayer amnesty program utilizing the incentive credits instead of cash to minimize the impact to our consolidated financial statements. The third outstanding case, for which we have pledged our manufacturing facility in Hortolandia, Brazil to the government, remains pending.

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

ACCOUNTS RECEIVABLE

We sell products and services directly to customers and through a variety of sales channels, including a retail distribution network. At October 29, 2010, our gross accounts receivable balance was $6.5 billion, which represented an increase of 9.3% from our balance at January 29, 2010. The increase in accounts receivable was primarily attributable to our Commercial revenue growth during the first nine months of Fiscal 2011. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on specific identifiable customer accounts that are deemed at risk and general historical bad debt experience. As of October 29, 2010, and January 29, 2010, the allowance for doubtful accounts was $99 million and $115 million, respectively. Our allowance has declined as a percentage of accounts receivable over the prior year due to improved aging of balances and better loss experiences. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

FINANCING RECEIVABLES

At October 29, 2010, and January 29, 2010, our net financing receivables balances were $4.3 billion and $3.0 billion, respectively. The increase was primarily the result of the consolidation of two previously nonconsolidated qualifying special purpose entities (“SPEs”) and a purchase of revolving customer receivables from CIT Group Inc. (“CIT”) as discussed below. We expect some growth in financing receivables to continue through the remainder of Fiscal 2011. To manage the growth in financing receivables, we will continue to balance the use of our own working capital and other sources of liquidity, including securitization programs. Starting in the first quarter of Fiscal 2011, CIT, formerly a joint venture partner of Dell Financial Services L.L.C. (“DFS”), our wholly-owned subsidiary, is no longer funding DFS financing receivables.

During the first nine months of Fiscal 2011, we continued to transfer certain customer financing receivables to SPEs in securitization transactions. The purpose of the SPEs is to facilitate the funding of customer receivables through financing arrangements with multi-seller conduits that issue asset-backed debt securities in the capital markets. We transferred $510 million and $146 million, respectively, to these SPEs during the three months ended October 29, 2010, and October 30, 2009, and $1.5 billion and $641 million during the first nine months of Fiscal 2011 and Fiscal 2010, respectively. Our risk of loss related to these securitized receivables is limited to the amount of our over-collateralization in the transferred pool of receivables. We have a securitization program to fund revolving loans through a consolidated SPE, which we account for as a secured borrowing. Additionally, as of January 29, 2010, the two SPEs that funded fixed-term leases and loans were not consolidated. As of the beginning of the first quarter of Fiscal 2011, we adopted the new accounting guidance that requires us to apply variable interest entity accounting to these special purpose entities and therefore, consolidated the two remaining nonconsolidated SPEs. The impact of the adoption resulted in a decrease to beginning retained earnings for Fiscal 2011 of $13 million. There was no impact to our results of operations or our cash flows upon adoption of the new accounting guidance. Starting in the first quarter of Fiscal 2011, we account for these fixed-term securitization programs as secured borrowings. At October 29, 2010, and January 29, 2010, the structured financing debt related to all of our secured borrowing securitization programs was $1.0 billion and $164 million, respectively, and the carrying amount of the corresponding financing receivables was $1.4 billion and $0.3 billion, respectively.

During the third quarter, we purchased a portfolio of revolving receivables from CIT that consisted of revolving Dell customer account balances. These receivables were purchased for $430 million and had a principal and accrued interest balance of $570 million at the date of purchase. All of the receivables have been serviced by DFS since their inception. In connection with the acquisition, we ended our servicing relationship with CIT for these assets. See the “Restricted Cash” discussion below for additional information on the termination of our agreement with CIT. We believe the overall economics generated by these assets will be accretive to our results and will provide an acceptable return on capital.

We maintain an allowance to cover expected financing receivable credit losses and we evaluate credit loss expectations based on our total portfolio. For the three months ended October 29, 2010, and January 29, 2010, the principal charge-off rate for our total portfolio, excluding the effect of the receivables purchased from CIT in the third quarter of Fiscal 2011 was 6.2% and 8.2%, respectively. If the receivables purchased from CIT were included in our portfolio for the entire third quarter of Fiscal 2011 the rate would be 7.3%. Principal charge-offs for the purchased receivables do not impact our allowance for losses as they were contemplated in the purchase price and are reflected in the yield recognized as interest income. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. At October 29, 2010, and January 29, 2010, the allowance for financing receivable losses was $257 million and $237 million, respectively. In general, we are seeing improving loss rates associated with our financing receivables as the economy has stabilized. The increase in the allowance is primarily due to the incremental allowance from the consolidation of variable interest entities. Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

The Credit Card Accountability, Responsibility, and Disclosure Act of 2009 was signed into U.S. law on May 22, 2009, and has affected the consumer financing provided by DFS. Commercial credit is unaffected by the changes in law. All provisions of the law are now in effect. This Act imposed new restrictions on credit card companies in the areas of marketing, servicing, and pricing of consumer credit accounts. The changes have not substantially altered how consumer credit is offered to our customers or how their accounts are serviced. We do not believe that the impact of these changes is material to Dell’s financial results.

See Note 5 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information about our financing receivables.

OFF-BALANCE SHEET ARRANGEMENTS

With the consolidation of our previously nonconsolidated special purpose entities, we no longer have off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL COMMITMENTS

Current Market Conditions

We regularly monitor economic conditions and associated impacts on the financial markets and our business. Though there was improvement in the global economic environment during the first nine months of Fiscal 2011, we continue to be cautious given the volatility associated with currency markets, international sovereign economies, and other economic indicators. We continue to evaluate the financial health of our supplier base, carefully manage customer credit, diversify counterparty risk, and monitor the concentration risk of our cash and cash equivalents balances globally. Additionally, we maintain a conservative investment portfolio with shorter duration and high quality assets.

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

Liquidity

We ended the third quarter of Fiscal 2011 and Fiscal 2010 with $14.0 billion in cash, cash equivalents, and investments. Cash generated from operations is our primary source of operating liquidity and we believe that internally generated cash flows are sufficient to support business operations. We have an active working capital management team that monitors the efficiency of our balance sheet by evaluating liquidity under various macroeconomic and competitive scenarios. These scenarios quantify risks to the financial statements and provide a basis for actions necessary to ensure adequate liquidity, both domestically and internationally, to support our acquisition and investment strategy, share repurchase activity and other corporate needs. We utilize external capital sources, such as notes and other term debt, commercial paper, and structured financing arrangements, to supplement our internally generated sources of liquidity as necessary. In addition, we have a currently effective shelf registration statement filed with the SEC for the issuance of an indeterminate amount of debt securities. The current shelf registration will terminate during the first quarter of Fiscal 2012 and we intend to replace the shelf registration prior to its termination to allow us to continue to issue debt securities. During the third quarter of Fiscal 2011, we issued $1.5 billion in principal of long-term notes. We intend to maintain the appropriate debt levels based upon cash flow expectations, the overall cost of capital, cash requirements for operations, and discretionary spending, including for acquisitions and share repurchases. Due to the overall strength of our financial position, we believe that we will have adequate access to capital markets. Any future disruptions, uncertainty or volatility in those markets may result in higher funding costs for us and adversely affect our ability to obtain funds.

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

The following table contains a summary of our Condensed Consolidated Statements of Cash Flows for the respective periods:

	Nine Months Ended
	October 29,	October 30,
	2010	2009
	(in millions)
Net change in cash from:
Operating activities	$2,486	$2,638
Investing activities	(924)	(111)
Financing activities	676	1,729
Effect of exchange rate changes on cash and cash equivalents	16	187

Change in cash and cash equivalents	$2,254	$4,443

Operating Activities — The decrease in operating cash flows was primarily led by less favorable changes in working capital during the first nine months of Fiscal 2011, the effects of which were partially offset by the increase in net income and deferred revenue. See “Key Performance Metrics” below for additional discussion of our cash conversion cycle.

Investing Activities — Investing activities consist of the net of maturities and sales and purchases of investments; net capital expenditures for property, plant, and equipment; principal cash flows related to purchased financing receivables; and net cash used to fund strategic acquisitions. During the first nine months of Fiscal 2011, net cash used for investment activities was $924 million, as compared to a net cash used of $111 million during the first nine months of Fiscal 2010. The year-over-year increase in cash used in investing activities was mainly due to a $430 million purchase of financing receivables from CIT and strategic acquisitions in Fiscal 2011. The purchase of these financing receivables allows us to substantially end our servicing relationship with CIT related to the previous joint venture in the U.S. Additionally, we believe that the return on capital generated by these assets will be equal to or higher than that achieved by other financing activities. Cash used to fund strategic acquisitions, net of cash acquired, was approximately $246 million during the first nine months of Fiscal 2011, primarily related to the acquisition of KACE and Ocarina, compared to $3 million during the first nine months of Fiscal 2010.

Financing Activities — Financing activities primarily consist of proceeds and repayments from borrowings and the repurchase of our common stock. The year-over-year decrease in cash provided by financing activities for the first nine months of Fiscal 2011 was due to the repurchase of our common stock and repayment of commercial paper. We repurchased 42 million shares for $600 million during the first nine months of Fiscal 2011 and expect to repurchase shares during the fourth quarter of Fiscal 2011. We did not repurchase any shares during the first nine months of Fiscal 2010.

During the first nine months of Fiscal 2011, net cash used for repayment of commercial paper with maturities of both greater than and less than 90 days was $496 million, which was partially offset by $305 million in net proceeds from structured financing programs. We had net proceeds of $251 million from commercial paper during the first nine months of Fiscal 2010. During both the first nine months of Fiscal 2011 and Fiscal 2010, we had net proceeds from issuance of long-term debt of $1.5 billion. We had $4.8 billion in principal of long-term notes outstanding as of October 29, 2010 compared to $3.3 billion at October 30, 2009.

During the first nine months of Fiscal 2011, we entered into a new agreement to expand our commercial paper program to $2 billion. We have $2 billion of senior unsecured revolving credit facilities supporting the commercial paper program. Our $2 billion of credit facilities consist of two agreements, with $1 billion expiring on June 1, 2011, and the remaining $1 billion expiring on April 2, 2013.

During the first nine months of Fiscal 2011, we issued commercial paper with original maturities of less than 90 days. As of October 29, 2010, we did not have any amounts outstanding under the commercial paper program compared to $351 million as of October 30, 2009. We will issue short-term borrowings to augment our liquidity as needed.

We issued structured financing-related debt to fund our financing receivables as previously discussed in the “Financing Receivables” section above. The total debt capacity of our securitization programs was $1.2 billion and we had $1.0 billion in outstanding structured financing securitization debt as of October 29, 2010. During the third quarter of Fiscal 2011, we renewed one of our fixed-term securitization programs and increased the debt capacity by $100 million.

In the beginning of the fourth quarter of Fiscal 2011, we expanded our existing revolving loan securitization program with a new program that increased debt capacity levels. Additionally as part of our annual renewal process, we expect to renew our other fixed-term securitization program later in the fourth quarter of Fiscal 2011.

See Note 6 of the Notes to Condensed Consolidated Financial Statements under “Part I — Item 1 Financial Statements” for further discussion of our debt.

Key Performance Metrics — Our cash conversion cycle for the quarter ended October 29, 2010, decreased from the quarter ended October 30, 2009. Our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

The following table presents the components of our cash conversion cycle at October 29, 2010, and October 30, 2009:

	October 29,	October 30,
	2010	2009
Days of sales outstanding(a)	41	40
Days of supply in inventory(b)	9	8
Days in accounts payable(c)	(82)	(84)

Cash conversion cycle	(32)	(36)

(a)	Days of sales outstanding (“DSO”) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average net revenue per day for the current quarter (90 days). At October 29, 2010, and October 30, 2009, DSO and days of customer shipments not yet recognized were 38 and 3 days, and 37 and 3 days, respectively.

(b)	Days of supply in inventory (“DSI”) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and most recent quarterly cost of sales for each period. DSI is calculated by dividing inventory by average cost of goods sold per day for the current quarter (90 days).

(c)	Days in accounts payable (“DPO”) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold per day for the current quarter (90 days).

Our cash conversion cycle decreased four days at October 29, 2010, from October 30, 2009, driven by a two day decrease in DPO and one day increases in DSO and DSI. The decrease in DPO from October 30, 2009, was attributable to the timing of supplier purchases and payments, which was partially offset by our ongoing transition to contract manufacturing as compared to the same period of Fiscal 2010. The slight increase in DSO from October 30, 2009, is due to our growth in services, which typically has longer payment terms. The increase in DSI from October 30, 2009, was primarily attributable to an increase in strategic materials purchases and finished goods inventory.

We defer the cost of revenue associated with customer shipments not yet recognized as revenue until they are delivered. These deferred costs are included in our reported DSO because we believe this reporting results in a more accurate presentation of our DSO and cash conversion cycle. These deferred costs are recorded in other current assets in our Condensed Consolidated Statements of Financial Position and totaled $582 million and $469 million, at October 29, 2010, and October 30, 2009, respectively.

We believe that we can generate cash flow from operations in excess of net income over the long term and can operate our cash conversion cycle near negative mid-thirty days.

Capital Commitments

Share Repurchase Program — We have a share repurchase program that authorizes us to purchase shares of common stock through a systematic program of open market purchases in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock to offset share-based compensation arrangements. For information regarding our share repurchases during the third quarter of Fiscal 2011, see “Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.”

Capital Expenditures — During the three months and nine months ended October 29, 2010, we spent $93 million and $284 million, respectively, on property, plant, and equipment primarily in connection with our global expansion efforts and infrastructure investments made to support future growth. We spent $70 million and $249 million for the three and nine months ended October 30, 2009, respectively on property, plant, and equipment. Product demand, product mix, and the increased use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Total capital expenditures for Fiscal 2011, which have been primarily related to infrastructure investments and strategic initiatives, are currently expected to total approximately $350 million to $400 million. These expenditures are being funded from our cash flows from operating activities.

Restricted Cash — As of October 29, 2010, and January 29, 2010, we had restricted cash in the amounts of $31 million and $147 million, respectively. The balance at January 29, 2010 was primarily related to an agreement between DFS and CIT which required us to maintain an escrow cash account that was held as recourse reserves for credit losses and performance fee deposits related to our private label credit card, as well as to amounts maintained in escrow accounts related to our recent acquisitions. In the third quarter of Fiscal 2011, the agreement between DFS and CIT was terminated and the restricted cash that was held on deposit was returned to CIT. The balance at October 29, 2010 is primarily related to various escrow accounts in connection with our acquisitions.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 29, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 29, 2010.

SEC Settlement Undertakings — As part of our settlement of an SEC investigation into certain disclosure, accounting and financial reporting matters described under the caption “Legal Matters” in Note 12 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements,” we have consented to perform the following undertakings related to our disclosure processes, practices and controls:

•	For a minimum period of three years, enhance our disclosure review committee (“DRC”) processes by having qualified outside securities counsel attend all DRC meetings and review all of our SEC periodic filings prior to filing.

•	Within 30 days after court approval of the settlement, which occurred on October 13, 2010, retain an independent consultant not unacceptable to the SEC staff to review and evaluate our disclosure processes, practices and controls and to recommend changes designed to improve those processes, practices and controls, and, within 90 days after issuance of the independent consultant’s report containing such review, evaluation and recommendations, which will be due within 120 days, adopt and implement all recommendations contained in the report.

•	For a minimum period of three years, provide annual training reasonably designed to minimize the possibility of future violations of the disclosure requirements of the federal securities laws, with a focus on disclosures required in management’s discussion and analysis of financial condition and results of operations, for (1) members of the Audit Committee of our Board of Directors; (2) members of the DRC; (3) our senior officers; (4) our internal disclosure counsel; (5) personnel in our internal audit department that perform assurance services; (6) all persons required to certify in our filings with the SEC that such filings make adequate disclosure under the federal securities laws; and (7) all other persons employed by us who have responsibility for the review of our filings with the SEC.

We will be required to certify to the SEC staff that we have complied with the foregoing undertakings.

We have initiated actions to perform each of the foregoing undertakings.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the third quarter of Fiscal 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is set forth under the caption “Legal Matters” in Note 12 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements,” and is incorporated by reference into this Item 1 of Part II of this report.

Additional information on Dell’s commitments and contingencies can be found in Dell’s Annual Report on Form 10-K for the fiscal year ended January 29, 2010 and in its Quarterly Reports on Form 10-Q for the quarterly periods ended April 30, 2010 and July 30, 2010.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2010, and in our Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2010 could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF COMMON STOCK

Share Repurchase Program

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. The following table sets forth information regarding our repurchases or acquisitions of common stock during the third quarter of Fiscal 2011 and the remaining authorized amount for future purchases under our share repurchase program:

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares That
			Purchased	May Yet Be
	Total		as Part of	Purchased
	Number	Weighted	Publicly	Under the
	of	Average	Announced	Announced
	Shares	Price Paid	Plans or	Plans or
Period	Purchased(a)	per Share	Programs(b)	Programs(b)
(in millions, except average price paid per share)

July 31, 2010, through August 27, 2010	-	$-	-	$4,143
August 28, 2010, through September 24, 2010	10	$12.42	10	$4,019
September 25, 2010, through October 29, 2010	6	$13.11	6	$3,943

Total	16	$12.67	16

(a)	Includes 2,734 shares withheld to cover employee tax obligations for restricted stock awards vested during the fiscal quarter ended October 29, 2010 at an average price of $12.59 per share.

(b)	On December 4, 2007, we publicly announced that our Board of Directors had authorized a share repurchase program for up to $10 billion of our common stock over an unspecified amount of time.

ITEM 6.	EXHIBITS

Exhibits — See Index to Exhibits below following the signature page to this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELL INC.

Date: December 2, 2010	/s/ THOMAS W. SWEET

Thomas W. Sweet
Vice President, Corporate Finance and
Chief Accounting Officer
(On behalf of the registrant and as
principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.			Description of Exhibit
3.1		—	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Dell’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2010, Commission File No. 0-17017)
3.2		—	Restated Bylaws, as amended and effective as of August 16, 2010 (incorporated by reference to Exhibit 3.2 of Dell’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2010, Commission File No. 0-17017)
4.1		—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.2		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3		—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4		—	Indenture, dated as of April 17, 2008, between Dell Inc. and The Bank of New York Trust Company, N.A., as trustee (including the form of notes) (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed April 17, 2008, Commission File No. 0-17017)
4.5		—	Indenture, dated April 6, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission File No. 0-17017)
4.6		—	First Supplemental Indenture, dated April 6, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission File No. 0-17017)
4.7		—	Form of 5.625% Notes due 2014 (incorporated by reference to Exhibit 4.3 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission File No. 0-17017)
4.8		—	Second Supplemental Indenture, dated as of June 15, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission File No. 0-17017)
4.9		—	Form of 3.375% Notes due 2012 (incorporated by reference to Exhibit 4.2 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission File No. 0-17017)
4.10		—	Form of 5.875% Notes due 2019 (incorporated by reference to Exhibit 4.3 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission File No. 0-17017)
4.11		—	Third Supplemental Indenture, dated September 10, 2010, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed on September 10, 2010, Commission File No. 0-17017)
4.12		—	Form of 1.40% Notes due 2013 (incorporated by reference to Exhibit 4.2 of Dell’s Current Report on Form 8-K filed on September 10, 2010, Commission File No. 0-17017)
4.13		—	Form of 2.30% Notes due 2015 (incorporated by reference to Exhibit 4.3 of Dell’s Current Report on Form 8-K filed on September 10, 2010, Commission File No. 0-17017)
4.14		—	Form of 5.40% Notes due 2040 (incorporated by reference to Exhibit 4.4 of Dell’s Current Report on Form 8-K filed on September 10, 2010, Commission File No. 0-17017)
12	.1†	—	Computation of Ratio of Earnings to Fixed Charges
31	.1†	—	Certification of Michael S. Dell, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
No.			Description of Exhibit
32	.1††	—	Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS§	—	XBRL Instance Document
101	.SCH§	—	XBRL Taxonomy Extension Schema Document
101	.CAL§	—	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB§	—	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE§	—	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF§	—	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed with this report.

††	Furnished with this report.

§	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.