Form 10-K
period 2011-01-28
DELL INC
filed 2011-03-15
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2011
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Approximate aggregate market value of the registrant’s common stock held by non-affiliates as of July 30, 2010, based upon the last sale price reported for such date on the NASDAQ Global Select Market	$22.3 billion
Number of shares of common stock outstanding as of March 4, 2011	1,906,749,664

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s proxy statement relating to the annual meeting of stockholders in 2011. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements.” The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in this report under “Part I — Item 1A — Risk Factors.” Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date as of which such statement was made.

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

General

Dell delivers innovative technology and services which customers trust and value. As a leading technology company, we offer a broad range of products and services that we believe create optimal solutions for our customers that will provide them with the power to do more.

Our company is a Delaware corporation and was founded in 1984 by Michael Dell on a simple concept: by selling computer systems directly to customers, we can best understand their needs and efficiently provide the most effective computing solutions to meet those needs. Over time we have expanded our business model to include a broader portfolio of products and services, and we have also added new distribution channels, such as retail, system integrators, value-added resellers, and distributors, which allow us to reach even more end-users around the world. We have optimized our global supply chain to best serve our global customer base, with a significant portion of our production capabilities performed by contract manufacturers.

Dell Inc. is a holding company that conducts its business worldwide through its subsidiaries. Our global corporate headquarters is located in Round Rock, Texas. When we refer to our company and its business in this report, we are referring to the business and activities of our consolidated subsidiaries. We operate principally in one industry, and we manage our business in four global customer-oriented operating segments that we identify as Large Enterprise, Public, Small and Medium Business, and Consumer.

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

We will continue to focus on shifting our portfolio to higher-margin and recurring revenue streams over time, improving our core business, and maintaining a balance of liquidity, profitability, and growth. We consistently focus on generating strong cash flow returns, which allows us to expand our capabilities and acquire new ones. We seek to grow revenue over the long term while improving operating income and cash flow. In accordance with our differentiated view of enterprise solutions, we offer our customers open, capable, affordable, and integrated solutions. We have three primary components to our strategy:

•	Providing Efficient Enterprise Solutions. We are focused on expanding our enterprise solutions and services, which include servers, networking, storage, and services. We believe opportunities for data centers, servers and storage will continue to expand and we are focused on providing these best value, simplification, and more open data center solutions to our customers. These are the kind of solutions that we believe Dell is well positioned to provide. We believe that our installed customer base, access to customers of all sizes, and capabilities position us to achieve growth in our customer solutions business. We will focus our investments to grow our business organically as well as inorganically through alliances and strategic acquisitions. Our acquisition strategy will continue to target opportunities that we believe will expand our business by delivering best-value solutions for the enterprise.

•	Creating a Flexible Value Chain and Accelerating Online Leadership. We seek to profitably grow our desktop and mobility business and enhance the online buying experience for our customers. We have improved our competitiveness through cost efficiency initiatives, which are focused on improving design, supply chain, logistics, and operating expenses to adjust to the changing dynamics of our industry. We will continue our efforts to simplify our product offerings to eliminate complexity that does not generate customer value and focus on product leadership by developing next generation capabilities. Additionally, we will continue to deepen our skill sets and relationships within each of our business units with the goal of delivering best in-class products and services globally.

•	Balancing Liquidity, Profitability, and Growth. We seek to maintain a strong balance sheet with sufficient liquidity to provide us with the flexibility to respond quickly to changes in our dynamic industry. As we shift our portfolio focus more to enterprise solutions and services, which we believe will improve our profitability, our financial flexibility will allow us to make longer term investments. We continue to manage all of our businesses with the goals of delivering operating income over the long term and balancing this profitability with an appropriate level of long-term revenue growth.

By successfully executing our strategy and driving greater efficiency and productivity in how we operate, we believe we can help customers grow and thrive and create long-term value for our shareholders.

Operating Business Segments

All of our goals begin and end with the customer. Striving to meet and exceed customer needs is at the heart of everything we do. We believe our business segments allow us to serve our customers with faster innovation and greater responsiveness, and enable us to better understand and address their challenges. Our four global business segments are:

•	Large Enterprise — Our Large Enterprise customers include large global and national corporate businesses. We believe that a single large-enterprise unit enhances our knowledge of our customers and improves our advantage in delivering globally consistent and cost-effective solutions and services to many of the world’s largest IT users. We seek to continue improving our global leadership and relationships with these customers. Our efforts in this segment will be increasingly focused on delivering innovative products and services through data center and cloud computing solutions.

•	Public — Our Public customers, which include educational institutions, government, health care, and law enforcement agencies, operate in their own communities. Their missions are aligned with their constituents’ needs. Our customers measure their success against a common goal of improving lives, and they require that their partners, vendors, and suppliers understand their goals and help them achieve their objectives. We intend to further our understanding of our Public customers’ goals and missions and extend our leadership in answering their urgent IT challenges. To meet our customers’ goals more effectively, we are focusing on simplifying IT, providing faster deployment of IT applications, expanding our enterprise and services offerings, and strengthening our partner relations to build best of breed integrated solutions.

•	Small and Medium Business (“SMB”) — Our SMB segment is focused on helping small and medium-sized businesses get the most out of their technology by offering open, capable, and affordable solutions, innovative products, and customizable services and solutions. As cloud computing and workforce mobility become a routine part of a growing business’s operations, server and storage virtualization facilitate achievement of the organization’s IT goals. Our SMB segment continues to create and deliver SMB-specific solutions so customers worldwide can take advantage of these emerging technologies and grow their businesses.

•	Consumer — Our Consumer segment is focused on what customers want from the total technology experience of entertainment, mobility, gaming, and design. Using insights from listening to our customers around the world, we are designing new, open, innovative products and experiences with fast development cycles and competitive features. We will continue our efforts to deliver high quality entertainment capabilities, which represent the changing shape of computing and next generation connectivity for the “always-on” lifestyle, and innovations for a unified experience across the entire portfolio of Dell Consumer products.

We also refer to our Large Enterprise, Public, and SMB segments as “Commercial”. For financial information about the results of our reportable operating segments for each of the last three fiscal years, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segment Discussion” and Note 16 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Products and Services

Our aim is to provide customers with integrated business solutions. We design, develop, manufacture, market, sell, and support a wide range of products and services that can be customized to individual customer requirements. We also offer or arrange various customer financial services for our business and consumer customers in the U.S.

Enterprise Solutions and Services

•	Enterprise Solutions

Enterprise solutions includes our servers, networking, and storage products.

Servers and Networking — Our standards-based PowerEdge line of servers is designed to offer customers affordable performance, reliability, and scalability. Options include high performance rack, blade, and tower servers for enterprise customers and value tower servers for small organizations, networks, and remote offices. We also offer customized Dell server solutions for large data center customers. During Fiscal 2011, we expanded our PowerEdge rack servers and PowerEdge C cloud offerings. We also expanded our networking product offerings and introduced our PowerConnect J-series. These products serve as part of our mission to help companies of all sizes simplify their IT environments.

Storage — We offer a comprehensive portfolio of Dell-branded and third-party advanced storage solutions, including storage area networks, network-attached storage, direct-attached storage, disk and tape backup systems, and removable disk backup. With our advanced storage solutions for mainstream buyers, we offer customers functionality and value while reducing complexity in the enterprise. Our storage systems are easy to deploy, manage, and maintain. The flexibility and scalability offered by our Dell PowerVault and Dell EqualLogic (“EqualLogic”) storage systems help organizations optimize storage for diverse environments with varied requirements. During Fiscal 2011, we expanded our storage portfolio by adding a variety of increasingly flexible new Dell PowerVault, Dell EqualLogic, and Dell DX Object storage choices that allow customers to grow capacity, add performance and protect their data in a more economical manner. We are shifting towards more Dell-branded storage offerings. In addition, our recent acquisitions of Ocarina Networks, Inc. in Fiscal 2011 and Compellent Technologies, Inc. in early Fiscal 2012 will enable us to expand our storage product offerings. We believe that along with our solid position with the EqualLogic product line, these acquisitions allow us to expand our customer base for mid-range and high-end storage solutions and deliver integrated data management solutions to our customers.

•	Services

Our services include a broad range of configurable IT and business services, including infrastructure technology, consulting and applications, and product-related support services. Our customer engagement model groups our services with similar demand, economic, and delivery profiles into three categories of services: transactional; outsourcing; and project-based.

•	Transactional — We offer services that are closely tied to the sale of our servers, storage, and client hardware. These services include support services, managed deployment, enterprise installation, and configuration services.

•	Outsourcing — Our outsourcing services business is designed to reduce customer costs and help to increase the efficiency and improve the quality of customer business operations. Our outsourcing services include data center and systems management, network management, life cycle application development and management services, and business process outsourcing services. A significant portion of the revenue we derive from our outsourcing services contracts is typically recurring in nature.

•	Project-based — We also offer short-term services that address a wide array of client needs, including IT infrastructure, applications, business process, and business consulting.

Software and Peripherals

We offer Dell-branded printers and displays and a multitude of competitively priced third-party peripheral products such as printers, televisions, notebook accessories, mice, keyboards, networking and wireless products, digital cameras, and other products. We also sell a wide range of third-party software products, including operating systems, business and office applications, anti-virus and related security software, entertainment software, and products in various other categories. We operate an online software store, the Dell Download Store, for consumers and small and medium-sized businesses.

Client Products

Our client products include mobility and desktop products.

•	Mobility

We offer a variety of mobility products, including laptops, netbooks, tablets and smartphones to our Commercial and Consumer customers.

•	Commercial — Our Latitude, Vostro, and Dell Precision lines of mobility notebooks are designed with our Commercial customers in mind. The Latitude line is designed to help our Commercial customers manage their total cost of ownership through managed product lifecycles. The Vostro line is designed to customize technology, services, and expertise to suit the specific needs of small businesses. We also offer the Precision line of mobile workstations for professional users who demand exceptional performance to run sophisticated applications. During Fiscal 2011, we introduced a new line-up of Latitude laptops, the new Vostro 3000 series laptop computers, the Dell Precision M4500 mobile workstations, and made additions to our Dell Latitude E-family of laptops.

•	Consumer — For our Consumer customers, we offer the Inspiron, XPS and Alienware lines of laptops. The Inspiron line of notebook computers is designed for those seeking the latest technology and high performance in a stylish and affordable package. During Fiscal 2011, we introduced additional models to our Inspiron family of notebooks including the Inspiron Duo, a tablet computer that easily converts to a laptop. Our Alienware line includes high performance gaming systems targeted at customers seeking high-quality experiences and cutting edge designs. In addition, during Fiscal 2011, we introduced a new family of XPS laptops that are designed to provide the ultimate entertainment experience in sound, graphics and 3D-capabilities.

•	Desktop PCs

Our desktops PCs consist of the Optiplex, Precision, and Vostro lines, which are targeted to our Commercial customers, and the Inspiron, XPS, and Alienware lines, which are designed with our Consumer customers in mind.

•	Commercial — The OptiPlex line of desktops allows our Commercial customers to manage their total cost of ownership by providing them with a portfolio of secure, manageable, and stable lifecycle products. The Vostro line is designed to provide technology and services to suit the specific needs of small businesses. Dell Precision desktop workstations are intended for professional users who demand exceptional performance from hardware platforms optimized and certified to run sophisticated applications, such as those needed for three-dimensional computer-aided design, digital content creation, geographic information systems, computer animation, software development, computer-aided engineering, game development, and financial analysis.

•	Consumer — The Inspiron line of desktop computers is designed for mainstream PC users requiring the latest features for their productivity and entertainment needs. We target sales of the Alienware line of desktop computers to customers seeking features ranging from multimedia capability to high performance gaming. Our XPS desktops are designed for customers seeking high performance for the most demanding entertainment needs.

Financial Services

We offer or arrange various customer financial services for our business and consumer customers in the U.S. through Dell Financial Services L.L.C. (“DFS”), a wholly-owned subsidiary of Dell. DFS offers a wide range of financial services, including originating, collecting, and servicing customer receivables related to the purchase of Dell products. DFS offers private label credit financing programs, through an unrelated, nationally chartered bank, to qualified consumer and commercial customers and offers leases and fixed-term financing to commercial customers. Financing through DFS is one of many sources of funding that our customers may select. For additional information about our financing arrangements, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing Receivables” and Note 4 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.” Currently, to support the financing needs of our customers internationally, we have aligned with a select number of third party financial services companies. These financial services companies work directly with our customers to originate and service financing arrangements, enabling customers to finance and purchase Dell products and services. We are exploring the possibility of expanding the DFS operations into select international markets, with the expectation that we will continue to work with third parties where appropriate.

For additional information about our products and services, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Revenue by Product and Services Categories,” and Notes 4 and 16 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Product Development

We focus on developing modular and scalable technologies that incorporate highly desirable features and capabilities at competitive prices. We employ a collaborative approach to product design and development in which our engineers, with direct customer input, design innovative solutions and work with a global network of technology companies to architect new system designs, influence the direction of future development, and integrate new technologies into our products. Through this collaborative, customer-focused approach, we strive to deliver new and relevant products, such as our enterprise solutions, and services to the market quickly and efficiently. Our total research, development, and engineering expenses were $661 million for Fiscal 2011, $624 million for Fiscal 2010, and $665 million for Fiscal 2009.

Manufacturing and Materials

Third parties manufacture the majority of the client products we sell under the Dell brand. We have expanded our use of contract manufacturers and manufacturing outsourcing relationships to achieve our goals of generating cost efficiencies, delivering products faster, better serving our customers, and building a world-class supply chain. Our manufacturing facilities are located in Austin, Texas; Penang, Malaysia; Xiamen, China; Hortolândia, Brazil; Chennai, India; and Lodz, Poland. Beginning in Fiscal 2009, we have reduced our fixed costs by selling, closing and consolidating manufacturing and other facilities, and have moved toward a more variable cost manufacturing model. In connection with our implementation of this model, we have announced the sale of our Poland facility, which is expected to be finalized in the first half of Fiscal 2012. See “Part I — Item 2 — Properties” for information about our manufacturing and distribution locations.

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

We purchase materials, supplies, product components, and products from a large number of vendors. In some cases, multiple sources of supply are not available and hence we have to rely on single-source vendors. In other cases, we may establish a working relationship with a single source or a limited number of sources if we believe it is advantageous to do so due to performance, quality, support, delivery, capacity, or price considerations. These relationships and dependencies have not caused material supply disruptions in the past, and we believe that any disruption that may occur because of our dependency on single-or limited-source vendors would not disproportionately disadvantage us relative to our competitors. See “Part I — Item 1A — Risk Factors” for information about the risks associated with single- or limited-source suppliers.

Geographic Operations

Our global corporate headquarters is located in Round Rock, Texas. We have operations and conduct business in many countries located in the Americas, Europe, the Middle East, Asia and other geographic regions. We have invested in high growth countries such as Brazil, Russia, India, and China, which we refer to as “BRIC,” and we expect to continue our global expansion in the years ahead. Our continued expansion outside of the U.S. creates additional complexity in coordinating the design, development, procurement, manufacturing, distribution, and support of our increasingly complex product and service offerings. For additional information on our product and service offerings, see “Products and Services — Manufacturing and Materials” and “Part I — Item 2 — Properties.” For information about percentages of revenue we generated from our operations outside of the U.S. and other financial information for each of the last three fiscal years, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and Note 16 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Competition

We operate in an industry in which there are rapid technological advances in hardware, software, and service offerings and we face ongoing product and price competition in all areas of our business including both branded and generic competitors. We compete based on our ability to offer to our customers competitive, open, capable, affordable, and integrated solutions that provide the most current and desired product and services features. We believe that our strong relationships with our customers and our distribution channels, such as retail, system integrators, value-added resellers, distributors, and channel partners, allow us to respond to changing customer needs faster than many of our competitors. This connection with our customers allows us to best meet customer needs and is one of our competitive advantages.

Sales and Marketing

We sell our products and services directly to customers through our online store at www.dell.com, dedicated sales representatives, telephone-based sales, and a variety of indirect sales channels. Our customers include large global and national corporate businesses, public institutions including government, education and healthcare organizations, and law enforcement agencies. Our customers also include small and medium-sized businesses, and individual customers. Within each geographic region, we have divided our sales resources among these various customer groups. No single customer accounted for more than 10% of our consolidated net revenue during any of the last three fiscal years.

Our sales efforts are organized around the evolving needs of our customers, and our marketing initiatives reflect this with our brand, “the power to do more.” Our direct business model emphasizes direct communication with our customers, thereby allowing us to refine our products and marketing programs for specific customer groups. Customers may offer suggestions for current and future Dell products, services, and operations on an interactive portion of our Internet website called Dell IdeaStorm. In addition, in order to react quickly to our customers’ needs, we track our Net Promoter Score, a customer loyalty metric that is widely used across various industries. Increasingly, we also engage with customers through our social media communities on Dell.com and in external social media channels. This constant flow of communication allows us to rapidly gauge customer satisfaction, respond to our customers’ needs, and develop solutions that help them achieve their goals.

For large business and institutional customers, we maintain a field sales force throughout the world. Dedicated account teams, which include field-based enterprise solution specialists, form long-term relationships to provide our largest customers with a single source of assistance, develop specific tailored solutions for these customers, and provide us with customer feedback. For large, multinational customers, we offer several programs designed to provide single points of contact and accountability with global account specialists, special global pricing, and consistent global service and support programs. We also maintain specific sales and marketing programs targeted at federal, state, and local governmental agencies, as well as healthcare and educational customers.

We market our products and services to small and medium-sized businesses and consumers primarily by advertising on television and through the Internet, advertising in a variety of print media, and mailing or emailing a broad range of direct marketing publications, such as promotional materials, catalogues, and customer newsletters.

We also sell our products and services through indirect sales channels. In the U.S., we sell products indirectly through third-party solution providers, system integrators, and third-party resellers. We also offer select consumer products in retail stores in the Americas, Europe, the Middle East, and Africa, which we refer to as “EMEA,” and Asia-Pacific Japan, which we refer to as “APJ”. Outside the U.S., we sell products indirectly through selected retailers to benefit from the retailer’s existing end-user customer relationships and valuable knowledge of traditional customs and logistics in the country and to mitigate credit and country risk, as well as because sales in some countries may be too small to warrant a direct sales business unit. Our goal is to have strategic relationships with a number of major retailers in larger geographic regions. Retailers who currently sell our products include Best Buy, Staples, Wal-Mart, DSGI, GOME, and Carrefour, among others.

Patents, Trademarks, and Licenses

At January 28, 2011, we held a worldwide portfolio of 2,991 patents and had an additional 1,972 patent applications pending. We also hold licenses to use numerous third-party patents. To replace expiring patents, we obtain new patents through our ongoing research and development activities. The inventions claimed in our patents and patent applications cover aspects of our current and possible future computer system products, manufacturing processes, and related technologies. Our product, business method, and manufacturing process patents may establish barriers to entry in many product lines. While we use our patented inventions and also license them to others, we are not substantially dependent on any single patent or group of related patents. We have entered into a variety of intellectual property licensing and cross-licensing agreements. We have also entered into various software licensing agreements with other companies. We anticipate that our worldwide patent portfolio will be of value in negotiating intellectual property rights with others in the industry.

We have obtained U.S. federal trademark registration for the DELL word mark and the Dell logo mark. We own registrations for 99 of our other trademarks in the U.S. At January 28, 2011, we had pending applications for registration of 15 other trademarks. We believe that establishment of the DELL word mark and logo mark in the U.S. is material to our operations. We have also applied for or obtained registration of the DELL word mark and several other marks in approximately 195 other countries.

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

Our business is subject to regulation by various U.S. federal and state governmental agencies and other governmental agencies. Such regulation includes the radio frequency emission regulatory activities of the U.S. Federal Communications Commission; the anti-trust regulatory activities of the U.S. Federal Trade Commission, the U.S. Department of Justice, and the European Union; the consumer protection laws and financial services regulations of the U.S. Federal Trade Commission and various state governmental agencies; the export regulatory activities of the U.S. Department of Commerce and the U.S. Department of Treasury; the import regulatory activities of U.S. Customs and Border Protection; the product safety regulatory activities of the U.S. Consumer Product Safety Commission and the U.S. Department of Transportation; the investor protection and capital markets regulatory activities of the U.S. Securities and Exchange Commission; and the environmental, employment and labor, and other regulatory activities of a variety of governmental authorities in each of the countries in which we conduct business. We were not assessed any material environmental fines, nor did we have any material environmental remediation or other environmental costs, during Fiscal 2011.

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

We are committed to reducing our greenhouse gas emissions. We have set business requirements for our suppliers to disclose and reduce their greenhouse gas impacts. We were the first company in our industry to offer a free worldwide recycling program for our consumers. We also provide consumers with no-charge recycling of any brand of computer or printer with the purchase of a new Dell computer or printer. We have streamlined our transportation network to reduce transit times, minimize air freight and reduce emissions. Our packaging is designed to minimize box size and to increase recycled content of materials along with recyclability. When developing and designing products, we select materials guided by a precautionary approach in which we seek to eliminate environmentally sensitive substances (where reasonable alternatives exist) from our products and work towards developing reliable, environmentally sound, and commercially scalable solutions. We also have created a series of tools that help customers assess their current IT operations and uncover ways to reduce both the costs of those operations and their impact on the environment.

Product Backlog

We believe that product backlog is not a meaningful indicator of net revenue that can be expected for any period. Our business model generally gives us flexibility to manage product backlog at any point in time by expediting shipping or prioritizing customer orders toward products that have shorter lead times, thereby reducing product backlog and increasing current period revenue. Moreover, product backlog at any point in time may not translate into net revenue in any subsequent period, as unfilled orders can generally be canceled at any time by the customer.

Trademarks and Service Marks

Unless otherwise noted, trademarks appearing in this report are trademarks owned by us. We disclaim proprietary interest in the marks and names of others. EMC is a registered trademark of EMC Corporation. Windows 7 is a registered trademark of Microsoft Corporation. FICO is a registered trademark of Fair Isaac and Company. Net Promoter Score is a trademark of Satmetrix Systems, Inc., Bain & Company, Inc., and Fred Reichheld.

Available Information

The mailing address of our principal executive offices is One Dell Way, Round Rock, Texas 78682. Our telephone number is 1-800-BUY-DELL.

We maintain an Internet website at www.dell.com. All of our reports filed with the SEC (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports) are accessible through the Investor Relations section of our website at www.dell.com/investor, free of charge, as soon as reasonably practicable after we electronically file the reports with the SEC. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Information on our website is not incorporated by reference into this report and does not otherwise form a part of this report.

Employees

At the end of Fiscal 2011, we had approximately 103,300 total employees (consisting of 100,300 regular employees and 3,000 temporary employees), compared to approximately 96,000 total employees (consisting of 94,300 regular employees and 1,700 temporary employees) at the end of Fiscal 2010. Our acquisition of Perot Systems Corporation in Fiscal 2010 added 23,800 regular employees. Approximately 36,900 of the regular employees at the end of Fiscal 2011 were located in the U.S., and approximately 63,400 regular employees were located in other countries.

Executive Officers of Dell

The following table sets forth the name, age, and position of each of the persons who were serving as our executive officers as of March 4, 2011:

Name	Age	Title

Michael S. Dell	46	Chairman of the Board and Chief Executive Officer
Bradley R. Anderson	51	Senior Vice President, Enterprise Product Group
Paul D. Bell	50	President, Public and Large Enterprise
Jeffrey W. Clarke	48	Vice Chairman, Operations and Technology
Stephen J. Felice	53	President, Consumer, Small and Medium Business
Brian T. Gladden	46	Senior Vice President and Chief Financial Officer
David L. Johnson	57	Senior Vice President, Strategy
Steve H. Price	47	Senior Vice President, Human Resources
Karen H. Quintos	53	Senior Vice President and Chief Marketing Officer
Ronald Rose	59	Senior Vice President, E-Commerce & Information Technology
Stephen F. Schuckenbrock	50	President, Services
Lawrence P. Tu	56	Senior Vice President, General Counsel and Secretary

Our executive officers are elected annually by, and serve at the pleasure of, our Board of Directors.

Set forth below is biographical information about each of our executive officers.

•	Michael S. Dell — Mr. Dell currently serves as Chairman of the Board of Directors and Chief Executive Officer. He has held the title of Chairman of the Board since he founded Dell in 1984. Mr. Dell also served as Chief Executive Officer of Dell from 1984 until July 2004 and resumed that role in January 2007. He serves on the Foundation Board of the World Economic Forum, the executive committee of the International Business Council, and is a member of the U.S. Business Council. He also sits on the Technology CEO Council and the governing board of the Indian School of Business in Hyderabad, India.

•	Bradley R. Anderson — Mr. Anderson joined us in July 2005 and has served as Senior Vice President, Enterprise Product Group since January 2009. In this role, he is responsible for worldwide engineering, design, development and marketing of Dell’s enterprise products, including servers, networking and storage systems. From July 2005 until January 2009, Mr. Anderson served as Senior Vice President, Business Product Group. Prior to joining Dell, Mr. Anderson was Senior Vice President and General Manager of the Industry Standard Servers business at Hewlett-Packard Company (“HP”), where he was responsible for HP’s server solutions. Previously, he was Vice President of Server, Storage, and Infrastructure for HP, where he led the team responsible for server, storage, peripheral, and infrastructure products. Before joining HP in 1996, Mr. Anderson held top management positions at Cray Research in executive staff, field marketing, sales, finance, and corporate marketing. Mr. Anderson earned a Bachelor of Science degree in Petroleum Engineering from Texas A&M University and a Master of Business Administration degree from Harvard University.

•	Paul D. Bell — Mr. Bell has been with us since 1996 and currently serves as President, Public and Large Enterprise a position he has held since January 2011. Mr. Bell has been responsible for the Public business since January 2009, where he is responsible for leading the teams that help governments, education, healthcare and other public organizations make full use of information technology. Beginning in January of 2011, he has also assumed the responsibilities of the Large Enterprise business, leading the delivery of innovative and globally consistent Dell solutions and services to the world’s largest corporate IT users. From March 2007 until January 2009, Mr. Bell served as Senior Vice President and President, Americas. In this role, Mr. Bell was responsible for all sales and customer support operations across the Americas region other than our Consumer business. From February 2000 until March 2007, Mr. Bell served as Senior Vice President and President, Europe, Middle East, and Africa. Prior to service in this position, Mr. Bell served as Senior Vice President, Home and Small Business. Prior to joining Dell in July 1996, Mr. Bell was a management consultant with Bain & Company for six years, including two years as a consultant on our account. Mr. Bell received Bachelor’s degrees in Fine Arts and Business Administration from Pennsylvania State University and a Master of Business Administration degree from the Yale School of Organization and Management.

•	Jeffrey W. Clarke — Mr. Clarke currently serves as Vice Chairman, Operations and Technology. In this role, in which he has served since January 2009, he is responsible for worldwide engineering, design and development of Dell’s business client products, including Dell OptiPlex Desktops, Latitude Notebooks and Precision Workstations, and production of all company products worldwide. From January 2003 until January 2009, Mr. Clarke served as Senior Vice President, Business Product Group. In 1995, Mr. Clarke became the director of desktop development, and from November 2001 to January 2003 he served as Vice President and General Manager, Relationship Product Group. Mr. Clarke joined Dell in 1987 as a quality engineer and has served in a variety of engineering and management roles. Mr. Clarke received a Bachelor’s degree in Electrical Engineering from the University of Texas at San Antonio.

•	Stephen J. Felice — Mr. Felice currently serves as President, Consumer, Small and Medium Business, a position he has held since November 2009. Mr. Felice leads the Dell organization that creates and delivers specific solutions and technology to small and medium-sized businesses globally and is responsible for Dell’s portfolio of consumer products, including desktops, laptops, software and peripherals as well as product design and sales. From January 2009 until November 2009, Mr. Felice served as President, Small and Medium Business, and from March 2007 until January 2009, as Senior Vice President and President, Asia Pacific-Japan, after having served as Vice President, Asia Pacific-Japan since August 2005. Mr. Felice was responsible for our operations throughout the APJ region, including sales and customer service centers in Penang, Malaysia, and Xiamen, China. From February 2002 until July 2005, Mr. Felice was Vice President, Corporate Business Group, Dell Americas. Mr. Felice joined us in February 1999 and has held various executive roles in our sales and consulting services organizations. Prior to joining Dell, Mr. Felice served as Chief Executive Officer and President of DecisionOne Corp. Mr. Felice also served as Vice President, Planning and Development, with Bell Atlantic Customer Services, and he spent five years with Shell Oil in Houston. Mr. Felice holds a Bachelor’s degree in Business Administration from the University of Iowa and a Master of Business Administration degree from the University of Houston.

•	Brian T. Gladden — Mr. Gladden serves as Senior Vice President and Chief Financial Officer (“CFO”). In this role, in which he has served since June 2008, he is responsible for all aspects of Dell’s finance functions, including accounting, financial planning and analysis, tax, treasury, investor relations, and is also responsible for our global security and facilities. Prior to joining Dell, Mr. Gladden was President and CEO of SABIC Innovative Plastics Holding BV from August 2007 through May 2008. Prior to this role, Mr. Gladden spent nearly 20 years with General Electric Company (“GE”) in a variety of financial and management leadership roles. Mr. Gladden serves as co-chair of the Tech CFO Leadership Group, whose mission is to advance critical policy issues that promote U.S. competitiveness. He is also a member of the University of Texas McCombs School of Business Advisory Council. Mr. Gladden earned a Bachelor of Science degree in Business Administration and Finance from Millersville University in Millersville, Pennsylvania.

•	David L. Johnson — Mr. Johnson serves as Senior Vice President, Corporate Strategy and Business Development, for Dell. He joined Dell in June of 2009 as Senior Vice President, Corporate Strategy. In this role, he works with Michael Dell on the development of short-and long-term strategy, and also with leaders of the company’s global business units on their respective growth strategies. In June 2010, Mr. Johnson assumed the responsibility for Dell’s Business Development strategy, including responsibility for Dell’s merger and acquisition strategy as well as other strategic investments. Mr. Johnson previously spent 27 years at IBM in a variety of corporate-development and finance roles, and was a member of the company’s senior leadership team. Mr. Johnson holds both an MBA and a Bachelor’s degree in English from Boston College.

•	Steven H. Price — Mr. Price currently serves as Senior Vice President, Human Resources. In this role, he is responsible for overall human resources (HR) strategy in support of the purpose, values and business initiatives of Dell. He is also responsible for developing and driving people strategy and fostering an environment where the global Dell team thrives. Mr. Price joined Dell in September 1997 and has played leadership roles throughout the HR organization, including Vice President of HR for the global Consumer business, Global Talent Management and Americas Human Resources. From November 2006 until June 2010, he served as Vice President, Human Resources Dell Global Consumer Group. From January 2003 until November 2006, he served as Vice President, Human Resources Dell Americas Business Group. From July 2001 until January 2003, he served as Vice President, Human Resources Global HR Operations. From May 1999 to July 2001, he served as Vice President, Human Resources Dell EMEA. Prior to joining Dell in 1997, Mr. Price spent 13 years with SC Johnson Wax, based in Racine, Wisconsin. Having started his career there in sales, he later moved into HR, where he held a variety of senior positions. Mr. Price is a member of the Executive Advisory Board for the Rawls College of Business at Texas Tech University and also serves on the Executive Advisory Board for The Wharton School at the University of Pennsylvania. He holds a Bachelor’s degree in Business from Southwestern Oklahoma State University and a Master’s degree in Business Administration from the University of Central Oklahoma.

•	Karen Quintos — Karen Quintos is Senior Vice President and Chief Marketing Officer (“CMO”) for Dell, where she is responsible for bringing the company’s brand to life for Dell customers, team members and stakeholders around the world. She leads brand strategy, global communications, social media, corporate responsibility, global research, marketing talent development and agency management. Before becoming CMO for Dell in September 2010, Ms. Quintos served as Vice President of Dell’s global Public business, from January 2008 to September 2010, and was responsible for driving global marketing strategies, product and pricing programs, communications and channel plans. She has also held various executive roles in Small and Medium Business marketing, Dell’s Services and Supply Chain Management teams since joining Dell in 2000. She came to Dell from Citigroup, where she served as Vice President of Global Operations and Technology. She also spent 12 years with Merck & Co., where she held a variety of roles in marketing, planning, operations and supply chain. Ms. Quintos holds a Master’s degree in Marketing and International Business from New York University and a Bachelor of Science degree in Supply Chain Management from The Pennsylvania State University State College. She has served on multiple boards of directors and currently serves on the Susan G. Komen for the Cure, Penn State’s Smeal Business School

Board of Visitors, Association of National Advertisers, the Ad Council and Dell’s Women’s Networking Board.

•	Ronald V. Rose — Mr. Rose joined Dell in May 2010 as Senior Vice President of Dell.com, where he oversees global online platforms for Dell, including the company’s Web site, its customer Premier Pages and its online customer support. He is responsible for driving the strategy, execution and measurement for Dell.com, one of the leading ecommerce destinations for people around the world. From 1999 until joining Dell, Mr. Rose led technology at priceline.com. as Chief Information Officer. He helped build its reputation for outstanding technology execution, and was instrumental in building and managing the IT infrastructure that provides travel services in 90 countries around the world. Prior to joining priceline.com in 1999, Mr. Rose was Chief Technology Officer for Standard & Poor’s Retail Markets, where he led many of the company’s most advanced technology initiatives. He has also worked as a technology management consultant for international travel companies. A published technology author, Mr. Rose earned a Master’s degree in Information Technology from Georgia Tech. He also holds a Bachelor’s degree in Science from Tulane University and a Bachelor’s degree in Science from the University of Aberdeen, Scotland.

•	Stephen F. Schuckenbrock — Mr. Schuckenbrock currently serves as President, Services. In this role, he is responsible for developing and delivering a best-in-class suite of intelligent, end-to-end IT services and business solutions for global corporations, government, health care, educational institutions and medium-sized businesses in more than 180 countries around the world. Mr. Schuckenbrock joined us in January 2007 as Senior Vice President and President, Global Services. In September 2007, he assumed the additional role of Chief Information Officer, and he served in those roles until January 2009. In those roles, he was responsible for all aspects of our services business, with worldwide responsibility for Dell enterprise service offerings, and was also responsible for our global information systems and technology structure. From January 2009 until re-assuming the Services role in January 2011, Mr. Schuckenbrock was President, Large Enterprise, leading the delivery of innovative and globally consistent Dell solutions and services to the world’s largest corporate IT users. Prior to joining Dell, Mr. Schuckenbrock served as Co-Chief Operating Officer and Executive Vice President of Global Sales and Services for Electronic Data Systems Corporation (“EDS”). Before joining EDS in 2003, he was Chief Operating Officer of The Feld Group, an information technology consulting organization. Mr. Schuckenbrock served as Global Chief Information Officer at PepsiCo from 1995 to 2000. Mr. Schuckenbrock earned a Bachelor’s degree in Business Administration from Elon University.

•	Lawrence P. Tu — Mr. Tu joined us as Senior Vice President, General Counsel and Secretary in July 2004, and is responsible for overseeing Dell’s global legal, governmental affairs, and ethics and compliance departments. Before joining Dell, Mr. Tu served as Executive Vice President and General Counsel at NBC Universal for three years. Prior to his position at NBC, he was a partner with the law firm of O’Melveny & Myers LLP, where he focused on energy, technology, Internet, and media-related transactions. He also served five years as managing partner of the firm’s Hong Kong office. Mr. Tu’s prior experience also includes serving as General Counsel Asia-Pacific for Goldman Sachs, attorney for the U.S. State Department, and law clerk for U.S. Supreme Court Justice Thurgood Marshall. Mr. Tu holds Juris Doctor and Bachelor of Arts degrees from Harvard University, as well as a Master’s degree from Oxford University, where he was a Rhodes Scholar.

ITEM 1A — RISK FACTORS

Our business, operating results, financial condition and prospects are subject to a variety of significant risks, many of which are beyond our control. The following is a description of some of the important risk factors that may cause our actual results in future periods to differ substantially from those we currently expect or seek.

•	We face intense competition, which may adversely affect our industry unit share position, revenue, and profitability.

We operate in an industry in which there are rapid technological advances in hardware, software, and service offerings, and we face aggressive product and price competition from both branded and generic competitors. We compete based on our ability to offer to our customers competitive open, capable, affordable, and integrated solutions that provide the most current and desired product and services features. We expect that competition will continue to be intense, and there is a risk our competitors’ products may be less costly, provide better performance or include additional features when compared to our products. Moreover, our efforts to balance our mix of products and services to optimize profitability, liquidity, and growth may put pressure on our industry unit share position.

In addition to competitive factors we face as a result of the current state of our business and our industry, we confront additional competitive challenges as our business and industry continue to grow and evolve. As we expand globally, we may see new and increased competition in different geographic regions. Moreover, the generally low barriers to entry in our business increase the potential for challenges from new industry competitors. We may also see increased competition from new types of products as the options for mobile and cloud computing solutions increase. Further, as our industry evolves and our company grows, companies with which we have strategic alliances may become competitors in other product areas or our current competitors may enter into new strategic relationships with new or existing competitors, all of which may further increase the competitive pressures we face.

•	If our cost efficiency measures are not successful, we may become less competitive.

We continue to focus on minimizing our operating expenses through cost improvements and simplifying our structure. However, certain factors may prevent the achievement of these goals, which may in turn negatively affect our competitive position. For example, we may experience delays or unanticipated costs in implementing our cost efficiency plans. As a result, we may not achieve our expected cost efficiencies in the time anticipated, or at all.

•	We may not successfully execute our growth strategy if we fail to manage effectively the change involved in implementing our strategic initiatives.

Our growth strategy involves reaching more customers through new distribution channels, expanding our relationships with resellers, and augmenting select areas of our business through targeted acquisitions and other commercial arrangements. As we reach more customers through new distribution channels and expanded reseller relationships, we may fail to manage in an effective manner the increasingly difficult tasks of inventory management and demand forecasting. Our ability to accomplish the goals of our growth strategy depends on our success in transitioning our sales capabilities in accordance with our strategy, adding to the breadth of our higher margin offerings through selective acquisitions of other businesses, and managing the effects of these strategic initiatives. If we are unable to meet these challenges, our results of operations could be unfavorably affected.

•	Our inability to manage solutions, product, and services transitions in an effective manner could reduce the demand for our solutions, products and services and the profitability of our operations.

Continuing improvements in technology result in frequent new solutions, product, and services introductions, short product life cycles, and improvements in product performance characteristics. If we cannot manage in an effective manner the transition to new solutions offerings and these offerings’ new products and services, customer demand for our solutions, products and services could diminish and our profitability could suffer. We are increasingly sourcing new products and transitioning existing products through our contract manufacturers and manufacturing outsourcing relationships in order to generate cost efficiencies, deliver products faster, and better serve our customers. The success of product transitions depends on a number of factors that include the availability of sufficient quantities of components at attractive costs. In addition, product transitions present execution challenges and risks, including the risk that new or upgraded products may have quality issues or other defects.

•	Adverse global economic conditions and instability in financial markets may harm our business and result in reduced net revenue and profitability.

As a global company with customers in virtually every business and industry, our performance depends significantly on global economic conditions. Adverse economic conditions may negatively affect customer demand for our products and services and result in postponed or decreased spending amid customer concerns over unemployment, reduced asset values, volatile energy costs, geopolitical issues, the availability and cost of credit, and the stability and solvency of financial institutions, financial markets, businesses, local and state governments, and sovereign nations. Weak global economic conditions also could harm our business by contributing to potential product shortages or delays, insolvency of key suppliers, potential customer and counterparty insolvencies, and increased challenges in conducting our treasury operations. All of these possible effects of weak global economic conditions could negatively impact our net revenue and profitability.

•	Our ability to generate substantial non-U.S. net revenue is subject to additional risks and uncertainties.

Sales outside the U.S. accounted for approximately 48% of our consolidated net revenue for Fiscal 2011. Our future growth rates and success are substantially dependent on continued growth of our business outside the U.S., including in the key emerging countries of Brazil, Russia, India, and China. Our international operations face many risks and uncertainties, including varied local economic and labor conditions, political instability, changes in those regulatory environments, trade protection measures, tax laws (including U.S. taxes on foreign operations), copyright levies, and foreign currency exchange rates. Any of these factors could adversely affect our operations and profitability.

•	Weak economic conditions and additional regulation could harm our financial services activities.

Our financial services activities are negatively affected by an adverse economic environment through related loan delinquencies and defaults. Although loan delinquencies and defaults continue to slow from higher levels in recent periods, an increase in defaults would result in greater net credit losses, which may require us to increase our reserves for customer receivables in the future. In addition, the implementation of new financial services regulation could unfavorably impact the profitability and cash flows of our consumer financing activities.

•	If we fail to achieve favorable pricing from our vendors, our profitability could be adversely affected.

Our profitability is affected by our ability to achieve favorable pricing from our vendors and contract manufacturers, including through negotiations for vendor rebates, marketing funds, and other vendor funding received in the normal course of business. Because these supplier negotiations are continuous and reflect the ongoing competitive environment, the variability in timing and amount of incremental vendor discounts and rebates can affect our profitability. These vendor programs may change periodically, potentially resulting in adverse profitability trends if we cannot adjust pricing or cost variables. Our inability to establish a cost and product advantage, or determine alternative means to deliver value to our customers, may adversely affect our industry unit share position, revenue, and profitability.

•	If we fail to deliver consistent quality products and services, demand for our products and profits could be negatively impacted.

In selling our extensive line of products and services, many of which include third-party components, we must identify and address any quality issues associated with our offerings. Although quality testing is performed regularly to detect any quality problems and implement required solutions, our failure to identify and correct significant product quality issues before sale could result in lower sales, increased warranty or replacement expenses, and diminished customer confidence that could harm our operating results.

•	Our reliance on vendors for products and components, many of whom are single-source or limited source suppliers, could harm our business by adversely affecting product availability, delivery, reliability and cost.

We maintain several single-source or limited-source supplier relationships, either because multiple sources are not readily available or because the relationships are advantageous to us due to performance, quality, support, delivery, capacity, or price considerations. If the supply of a critical single- or limited-source product or component is delayed or curtailed, we may not be able to ship the related product in desired quantities and in a timely manner. Even where multiple sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could harm our operating results.

We obtain many of our products and all of our components from third-party vendors, many of which are located outside of the U.S. In addition, significant portions of the products we sell are now assembled by contract manufacturers, primarily in various parts of Asia. A significant concentration of this outsourced manufacturing is currently performed by only a few of our contract manufacturers, often in single locations. We sell components to these contract manufacturers and generate large non-trade accounts receivables, an arrangement that presents a risk of uncollectibility if the financial condition of a contract manufacturer should deteriorate.

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

We acquire companies as a part of our growth strategy. These acquisitions may involve significant new risks and uncertainties that could adversely affect our profitability or operations, including distraction of management attention from a focus on our current business operations, insufficient new revenue to offset expenses, inadequate return of capital, integration challenges, retention of employees of acquired businesses, new regulatory requirements, and issues not discovered in our due diligence process. Further, our acquisitions may negatively impact our relationships with strategic partners if these acquisitions are seen as bringing us into competition with such partners. In addition, if we make changes in our business strategy or if external conditions adversely affect our business operations, we may be required to record an impairment charge for goodwill or intangibles, which would lead to decreased assets and reduced net operating performance.

•	Our profitability may be adversely affected by our product, customer, and geographic sales mix and by seasonal sales trends.

Our overall profitability for any particular period may be adversely affected by changes in the mix of products, customers, and geographic markets reflected in our sales for that period, as well as by seasonal trends. Our profit margins vary among products, services, customers, and geographic markets. For instance, our services offerings generally have a higher profit margin than our consumer products. In addition, parts of our business are subject to seasonal sales trends. Among the trends with the most significant impact on our operating results, sales to government customers (particularly the U.S. federal government) are typically stronger in our third fiscal quarter, sales in EMEA are often weaker in our third fiscal quarter, and consumer sales are typically strongest during our fourth fiscal quarter.

•	Our financial performance could suffer from any reduced access to the capital markets by us or some of our customers.

We are increasingly dependent on access to debt and capital sources to provide financing for our customers and to obtain funds in the U.S. for general corporate purposes, including working capital, acquisitions, capital expenditures, funding of customer receivables, and share repurchases. In addition, we have customer financing relationships with some companies that rely on access to the capital markets to meet significant funding needs. Any inability of these companies to access such markets could compel us to self-fund transactions with them or forego customer financing opportunities, potentially harming our financial performance. The debt and capital markets may experience extreme volatility and disruption from time to time in the future, resulting in higher credit spreads in the capital markets and higher funding costs for us. Deterioration in our business performance, a credit rating downgrade, volatility in the securitization markets, changes in financial services regulation or adverse changes in the economy could lead to reductions in debt availability and could limit our ability to continue asset securitizations or other financings from debt or capital sources, reduce the amount of financing receivables that we originate, or negatively affect the costs or terms on which we may be able to obtain capital. Any of these developments could unfavorably affect our net revenue, profitability, and cash flows.

•	Loss of government contracts could harm our business.

Contracts with the U.S. federal, state and local governments and foreign governments are subject to future funding that may affect the extension or termination of programs and are subject to the right of the government to terminate for convenience or non-appropriation. In addition, if we violate legal or regulatory requirements, the applicable government could suspend or disbar us as a contractor, which would unfavorably affect our net revenue and profitability.

•	We are subject to the risk of temporary suspension or debarment from contracting with U.S. federal, state and local governments as a result of settlements of an SEC investigation by our company and our Chairman and CEO.

As part of our settlements of the SEC investigation into certain disclosure, accounting and financial reporting matters, we and our Chairman and CEO consented, without admitting or denying the SEC’s allegations, to a permanent injunction against future violations of certain provisions of the federal securities laws. The existence and terms of such injunctions may adversely affect our business under contracts with U.S. federal, state and local governments. The procurement regulations of federal governmental agencies and many state and local governments with which we do business generally vest those governments with broad discretion to suspend or debar companies from product and services contracts for periods of generally up to three years if the governments determine that companies do not prospectively qualify as currently responsible contracting parties. The various levels of government could also require us to operate under special reporting and other compliance measures, which could increase our costs of performance under the applicable contracts.

•	The exercise by customers of certain rights under our services contracts, or our failure to perform as we anticipate at the time we enter services contracts, could adversely affect our revenue and profitability.

Many of our services contracts allow the customer to take the following actions that may adversely affect our revenue and profitability:

•	Terminate the contract if our performance does not meet specified service levels

•	Look to a benchmarker’s opinion of market rates in order to request a rate reduction or alternatively terminate the contract

•	Reduce the customer’s use of our services and, as a result, reduce our fees

•	Terminate the contract early upon payment of an agreed fee

In addition, we estimate our costs to deliver the services at the outset of the contract. If we fail to estimate accurately, our actual costs may significantly exceed our estimates, even for a time and materials contract, and we may incur losses on the services contracts.

•	Our business could suffer if we do not develop and protect our own intellectual property or do not obtain or protect licenses to intellectual property developed by others on commercially reasonable and competitive terms.

If we or our suppliers are unable to develop or protect desirable technology or technology licenses, we may be prevented from marketing products, could be forced to market products without desirable features, or could incur substantial costs to redesign products, defend or enforce legal actions, or pay damages. Although our suppliers might be contractually obligated to obtain or protect such licenses and indemnify us against related expenses, those suppliers could be unable to meet their obligations. Similarly, we invest in research and development and obtain additional intellectual property through acquisitions, but these activities do not guarantee that we will develop or obtain intellectual property necessary for profitable operations. Costs involved in developing and protecting rights in intellectual property may have a negative impact on our business. In addition, our operating costs could increase because of copyright levies or similar fees by rights holders and collection agencies in European and other countries.

•	Infrastructure disruptions or breaches of data security could harm our business.

We depend on our information technology and manufacturing infrastructure to achieve our business objectives. If a disruption impairs our infrastructure, such as one caused by a computer virus, natural disaster, manufacturing failure, telecommunications system failure, defective or improperly installed new or upgraded business management systems, or intentional tampering or data-breach by a third party, we may be unable to receive or process orders, manufacture and ship products in a timely manner, or otherwise conduct our business in the normal course. Moreover, portions of our services business involve the processing, storage, and transmission of data, which would also be negatively affected by such an event. A disruption could cause us to lose customers and revenue, particularly during a period of disproportionately heavy demand, and could result in the loss or unintentional disclosure of company or customer information and could damage our reputation. We also could incur significant expense in remediating these problems and in addressing related data security and privacy concerns.

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

We have numerous arrangements with financial institutions that include cash and investment deposits, interest rate swap contracts, foreign currency option contracts, and forward contracts. As a result, we are subject to the risk that the counterparty to one or more of these arrangements will default, either voluntarily or involuntarily, on its performance under the terms of the arrangement. In times of market distress, a counterparty may default rapidly and without notice to us, and we may be unable to take action to cover our exposure, either because we lack the contractual ability or because market conditions make it difficult to take effective action. If one of our counterparties becomes insolvent or files for bankruptcy, our ability eventually to recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding. In the event of such default, we could incur significant losses, which could harm our business, results of operations, and financial condition.

•	Unfavorable results of legal proceedings could harm our business and result in substantial costs.

We are involved in various claims, suits, investigations, and legal proceedings that arise from time to time in the ordinary course of our business, including those described elsewhere in this report. Additional legal claims or regulatory matters may arise in the future and could involve stockholder, consumer, government regulatory and compliance, intellectual property, antitrust, tax, and other issues on a global basis. Litigation is inherently unpredictable. Regardless of the merit of the claims, litigation may be both time-consuming and disruptive to our business. We could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period. In addition, our business, operating results, and financial condition could be adversely affected if any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions.

•	The expiration of tax holidays or favorable tax rate structures, or unfavorable outcomes in tax audits and other tax compliance matters, could result in an increase in our current tax expense or our effective income tax rate in the future.

Portions of our operations are subject to a reduced tax rate or are free of tax under various tax holidays that expire in whole or in part from time to time. Many of these holidays may be extended when certain conditions are met, or terminated if certain conditions are not met. If the tax holidays are not extended, or if we fail to satisfy the conditions of the reduced tax rate, then our effective tax rate would increase in the future. Our effective tax rate could also increase if our geographic sales mix changes. We are under audit in various tax jurisdictions. An unfavorable outcome in certain of these matters could result in a substantial increase to our tax expense. In addition, changes in tax laws (including U.S. taxes on foreign operations) could adversely affect our operations and profitability.

•	Our success depends on our ability to attract, retain, and motivate our key employees.

We rely on key personnel, including our CEO and executive leadership team, to support anticipated continued rapid international growth and increasingly complex product and services offerings. We may not be able to attract, retain, and motivate the key professional, technical, marketing, and staff resources we need.

•	We face risks relating to any inability to maintain strong internal controls.

If management is not successful in maintaining a strong internal control environment, investors could lose confidence in our reported financial information. This could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

•	Current environmental and safety laws, or laws enacted in the future, may harm our business.

Our operations are subject to environmental and safety regulation in all of the areas in which we conduct business. Our product design and procurement operations must comply with new and future requirements relating to climate change laws and regulations, materials composition, sourcing, energy efficiency and collection, recycling, treatment, transportation and disposal of our electronics products, including restrictions on mercury, lead, cadmium, lithium metal, lithium ion and other substances. If we fail to comply with applicable rules and regulations regarding the transportation, source, use and sale of such regulated substances, we could be subject to liability. The costs and timing of costs under environmental and safety laws are difficult to predict, but could have an unfavorable impact on our business.

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

At January 28, 2011, we owned or leased a total of approximately 18.1 million square feet of office, manufacturing, and warehouse space worldwide, approximately 8.3 million square feet of which is located in the U.S. We owned approximately 62% of this space and leased the remaining 38%. Included in these amounts are approximately 2.1 million square feet that are either vacant or sublet.

Our principal executive offices, including global headquarters, are located at One Dell Way, Round Rock, Texas. Our business centers, which include facilities that contain operations for sales, technical support, administrative, and support functions, occupy 9.7 million square feet of space, of which we own 40%. We own 2.6 million square feet of manufacturing space. Our design centers are housed in 1.6 million square feet of space, of which we own 48%.

During Fiscal 2011, we closed a manufacturing plant in Winston-Salem, North Carolina, consolidated space on our Austin, Texas campus allowing us to close one building, and sold our fulfillment center in Nashville, Tennessee. Currently, a business center in Coimbatore, India and a data center in Washington are under construction.

We have announced the sale of our Lodz, Poland manufacturing facility. We may continue to sell, close, and consolidate additional facilities depending on a number of factors, including end-user demand and progress in our continuous evaluation of our overall cost structure. We believe that our existing properties are suitable and adequate for our current needs and that we can readily meet our requirements for additional space at competitive rates by extending expiring leases or by finding alternative space.

As discussed in “Part I — Item 1 — Business,” we have four operating segments identified as Large Enterprise, Public, SMB and Consumer. Because of the interrelation of the products and services offered in each of these segments, we do not designate our properties to any segment. All four segments use substantially all of the properties at least in part, and we retain the flexibility to make future use of each of the properties available to each of the segments.

ITEM 3 —	LEGAL PROCEEDINGS

The information required by this Item 3 is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 11 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” and is incorporated herein by reference.

ITEM 4 —	(REMOVED AND RESERVED)

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is listed on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC under the symbol DELL. Information regarding the high and low sales prices per share of our common stock for Fiscal 2011 and Fiscal 2010, as reported by the NASDAQ Global Select Market, is set forth below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Stock sales price per share for the fiscal year ended January 28, 2011:
High	$17.52	$16.46	$14.89	$14.70
Low	$12.92	$11.72	$11.34	$13.06
Stock sales price per share for the fiscal year ended January 29, 2010:
High	$12.05	$14.24	$17.26	$16.10
Low	$7.84	$10.39	$13.07	$12.74

Holders

At March 4, 2011, there were 29,320 holders of record of Dell common stock.

Dividends

We have never declared or paid any cash dividends on shares of our common stock and currently do not anticipate paying any cash dividends in the immediate future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors.

Purchases of Common Stock

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. The following table sets forth information regarding our repurchases or acquisitions of common stock during the fourth quarter of Fiscal 2011 and the remaining authorized amount of future purchases under our share repurchase program:

				Approximate
			Total Number of	Dollar Value of
	Total	Weighted	Shares Purchased	Shares that May
	Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased(a)	per Share	or Programs(b)	Programs(b)
	(in millions, except average price paid per share)
Repurchases from October 30, 2010 through November 26, 2010	4	$13.74	4	$3,884
Repurchases from November 27, 2010 through December 24, 2010	11	$13.52	11	$3,743
Repurchases from December 25, 2010 through January 28, 2011	-	$-	-	$3,743

Total	15	$13.58	15

(a)	All shares repurchased during the fourth quarter of Fiscal 2011 were purchased in open market transactions.

(b)	On December 4, 2007, we publicly announced that our Board of Directors had authorized a share repurchase program for up to $10 billion of our common stock over an unspecified amount of time.

Stock Performance Graph

The following graph compares the cumulative total return on Dell’s common stock during the last five fiscal years with the S&P 500 Index and the Dow Jones US Computer Hardware Index during the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in Dell common stock or the indices on February 3, 2006, and assumes the reinvestment of all dividends. The graph depicts the change in the value of our common stock relative to the indices at the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

	2006	2007	2008	2009	2010	2011
Dell Inc.	$100.00	$80.38	$69.55	$32.47	$44.09	$44.94
S&P 500	$100.00	$114.51	$111.87	$68.66	$91.41	$111.69
Dow Jones US Computer Hardware	$100.00	$114.49	$119.24	$77.73	$133.10	$188.56

ITEM 6 — SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 8 — Financial Statements and Supplementary Data” and are derived from our audited consolidated financial statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” or in our previously filed Annual Reports on Form 10-K.

	Fiscal Year Ended
	January 28,	January 29,	January 30,	February 1,	February 2,
	2011	2010	2009	2008	2007
	(in millions, except per share data)
Results of Operations:
Net revenue	$61,494	$52,902	$61,101	$61,133	$57,420
Gross margin	$11,396	$9,261	$10,957	$11,671	$9,516
Operating income	$3,433	$2,172	$3,190	$3,440	$3,070
Income before income taxes	$3,350	$2,024	$3,324	$3,827	$3,345
Net income	$2,635	$1,433	$2,478	$2,947	$2,583
Earnings per share:
Basic	$1.36	$0.73	$1.25	$1.33	$1.15
Diluted	$1.35	$0.73	$1.25	$1.31	$1.14
Number of weighted-average shares outstanding:
Basic	1,944	1,954	1,980	2,223	2,255
Diluted	1,955	1,962	1,986	2,247	2,271

Cash Flow & Balance Sheet Data:
Net cash provided by operating activities	$3,969	$3,906	$1,894	$3,949	$3,969
Cash, cash equivalents and investments	$15,069	$11,789	$9,546	$9,532	$12,445
Total assets	$38,599	$33,652	$26,500	$27,561	$25,635
Short-term borrowings	$851	$663	$113	$225	$188
Long-term debt	$5,146	$3,417	$1,898	$362	$569
Total stockholders’ equity	$7,766	$5,641	$4,271	$3,735	$4,328

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with “Part II — Item 8 — Financial Statements and Supplementary Data.”

OVERVIEW

We are a leading integrated technology solutions provider in the IT industry. We built our reputation through listening to customers and developing solutions that meet customer needs. We are focused on providing long-term value creation through the delivery of customized solutions that make technology more efficient, more accessible, and easier to use. Customer needs are increasingly being defined by how they use technology rather than where they use it, which is why our businesses are globally organized. Our four global business segments are Large Enterprise, Public, Small and Medium Business (“SMB”), and Consumer. We also refer to our Large Enterprise, Public, and SMB segments as “Commercial.” Our globally organized business units reflect the impact of globalization on our customer base.

A key component of our business strategy is to continue shifting our portfolio to products and services that provide higher-margin and recurring revenue streams over time. As part of this strategy, we emphasize expansion of our enterprise solutions and services. We group our services with similar demand, economic and delivery profiles into three categories: transactional; outsourcing; and project-based. Our enterprise products include servers, networking, and storage products. The growth of our enterprise solutions and services business has contributed to improvements in our operating margins.

We are focusing on product leadership by developing next generation capabilities for client products, which include our mobility and desktop PC products. We employ a collaborative approach to product design and development in which our engineers, with direct customer input, design innovative solutions and work with a global network of technology companies to architect new system designs, influence the direction of future development, and integrate new technologies into our products. Through this collaborative, customer-focused approach, we strive to deliver new and relevant products and services to the market quickly and efficiently. We have also been focusing on improving the profitability of our client products by improving our supply chain execution and simplifying our product offerings. The majority of our products are now produced by contract manufacturers.

All regions of our global business experienced revenue increases in Fiscal 2011. Emerging countries with a vast majority of the world’s population represent some of our most attractive growth markets. In recent years, we have increased our investment in Brazil, Russia, India, and China and have tailored our products and services to meet the specific needs of customers in these countries.

We supplement organic growth with a disciplined acquisition program targeting businesses that will expand our portfolio of enterprise solutions offerings. We emphasize acquisitions of companies with portfolios that we can leverage with our global customer base and distribution. We followed our acquisition of Perot Systems Corporation (“Perot Systems”) in late Fiscal 2010 with a number of acquisitions throughout Fiscal 2011, which extended our core capabilities in a variety of enterprise solutions offerings, including storage, systems management appliances, virtual infrastructure management, SaaS application integration, and cloud-based medical records management. The comparability of our results of operations for Fiscal 2011 compared to Fiscal 2010 and Fiscal 2009 are affected by these acquisitions, primarily our acquisition and ongoing integration of Perot Systems. See our Services discussion under “Results of Operations — Revenue by Product and Services Categories” below for a comparison of Dell’s Services revenue for Fiscal 2011 compared to the prior years’ results of Dell Services and Perot Systems.

Presentation of Supplemental Non-GAAP Financial Measures

In this management’s discussion and analysis, we use supplemental measures of our performance, which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial measures, which are considered “non-GAAP financial measures” under SEC rules, include our non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income and non-GAAP earnings per share. See “Results of Operations — Non-GAAP Financial Measures”

below for information about our use of these non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

RESULTS OF OPERATIONS

Consolidated Operations

The following table summarizes our consolidated results of operations for each of the past three fiscal years:

	Fiscal Year Ended
	January 28, 2011			January 29, 2010				January 30, 2009
		% of	%		% of	%			% of
	Dollars	Revenue	Change	Dollars	Revenue	Change		Dollars	Revenue
	(in millions, except per share amounts and percentages)
Net revenue:
Product	$50,002	81.3%	14%	$43,697	82.6%	(17%	)	$52,337	85.7%
Services, including software related	11,492	18.7%	25%	9,205	17.4%	5%		8,764	14.3%

Total net revenue	$61,494	100.0%	16%	$52,902	100%	(13%	)	$61,101	100%
Gross margin:
Product	$7,934	15.9%	29%	$6,163	14.1%	(20%	)	$7,667	14.6%
Services, including software related	3,462	30.1%	12%	3,098	33.7%	(6%	)	3,290	37.5%

Total gross margin	$11,396	18.5%	23%	$9,261	17.5%	(15%	)	$10,957	17.9%
Operating expenses	$7,963	12.9%	12%	$7,089	13.4%	(9%	)	$7,767	12.7%
Operating income	$3,433	5.6%	58%	$2,172	4.1%	(32%	)	$3,190	5.2%
Net income	$2,635	4.3%	84%	$1,433	2.7%	(42%	)	$2,478	4.1%
Earnings per share — diluted	$1.35	N/A	85%	$0.73	N/A	(42%	)	$1.25	N/A
Other Financial Information(a)
Non-GAAP gross margin	$11,731	19.1%	22%	$9,649	18.2%	(14%	)	$11,178	18.3%
Non-GAAP operating expenses	$7,582	12.3%	14%	$6,675	12.6%	(11%	)	$7,497	12.3%
Non-GAAP operating income	$4,149	6.7%	40%	$2,974	5.6%	(19%	)	$3,681	6.0%
Non-GAAP net income	$3,106	5.1%	51%	$2,054	3.9%	(28%	)	$2,852	4.7%
Non-GAAP earnings per share — diluted	$1.59	N/A	51%	$1.05	N/A	(27%	)	$1.44	N/A

(a)	Non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, and non-GAAP earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” below for information about these non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

During Fiscal 2011, our total net revenue increased 16% year-over-year with increases across all our Commercial segments, and a slight increase in our Consumer segment. Commercial segments increased 20% year-over-year, and represented approximately 80% of our total net revenue during Fiscal 2011. The recovery in the economy during Fiscal 2011 helped strengthen demand from our Commercial customers as the corporate refresh cycle continued, particularly for our Large Enterprise and SMB customers. Demand from our Consumer customers softened during late Fiscal 2011 compared to late Fiscal 2010 when the launch of Windows 7 increased demand for our Consumer client products.

Our profitability has been improving sequentially for the past four quarters, with stronger results in the latter half of Fiscal 2011. The improving profitability was in part due to growth in our enterprise solutions and services business. For Fiscal 2011, enterprise solutions and services revenue, including the contribution from Perot Systems, grew 27% year-over-year to $17.6 billion, and gross margins generated from this category grew 24% year-over-year. We believe these solutions are customized to the needs of users, easy to use, and affordable. We have also improved profitability in our client product business by simplifying our product offerings, optimizing our supply chain, and improving pricing discipline during this period of favorable component cost environment. We will remain focused on profitability by continuing our efforts to provide IT solutions to our customers in areas such as enterprise solutions and services, and will continue to utilize our flexible supply chain to enhance the profitability of our client products.

Revenue

Fiscal 2011 compared to Fiscal 2010

•	Product Revenue — Product revenue increased year-over-year by 14% for Fiscal 2011. Our product revenue performance was primarily attributable to improved customer demand as a result of increased global IT spending from our Commercial customers across all product categories as well as a shift in mix to higher priced products. See “Revenue by Product and Services Categories” for further information regarding the average selling prices of our products.

•	Services Revenue, including software related — Services revenue, including software related increased year-over-year by 25% for Fiscal 2011. Our services revenue performance was attributable to a 36% year-over-year increase in services revenue and an increase of 7% in software related services revenue during Fiscal 2011. The increase in services revenue was primarily due to our acquisition of Perot Systems in the fourth quarter of Fiscal 2010, which was integrated into our Public and Large Enterprise segments.

During Fiscal 2011, revenue from the U.S. increased 14% to $31.9 billion and represented 52% of total net revenue. Revenue from outside the U.S. increased 19% to $29.6 billion and represented 48% of total net revenue. Revenue from Brazil, Russia, India, and China, which we refer to as “BRIC,” increased 38% year-over-year, on a combined basis, for Fiscal 2011. Total revenue from BRIC has been increasing sequentially since the fourth quarter of Fiscal 2009 and represented 12.3% of our total net revenue for Fiscal 2011 compared to 10.5% in the prior year. We are continuing to expand into these and other emerging countries that represent the vast majority of the world’s population, tailor solutions to meet specific regional needs, and enhance relationships to provide customer choice and flexibility.

We manage our business on a U.S. dollar basis and utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time. As a result of our hedging programs, the impact of currency movements was not material to our total net revenue for Fiscal 2011, Fiscal 2010, or Fiscal 2009.

Fiscal 2010 compared to Fiscal 2009

•	Product Revenue — Product revenue and unit shipments decreased year-over-year by 17% and 6%, respectively, for Fiscal 2010. Our product revenue performance was primarily attributable to a decrease in customer demand from our Commercial segments and lower average selling prices in our Consumer segment.

•	Services Revenue, including software related — Services revenue, including software related increased year-over-year by 5% during Fiscal 2010. The increase in services revenue was largely due to our acquisition of Perot Systems, which contributed $588 million in services revenue during the fourth quarter of Fiscal 2010. Excluding the contribution by Perot Systems, services revenue decreased 2%. Our service offerings have traditionally been tied to the sale of hardware; therefore, the 6% decline in hardware demand negatively impacted our services revenue.

Outside the U.S., we experienced a 16% year-over-year revenue decline for Fiscal 2010 compared to an approximate decline of 11% in revenue for the U.S. during the same period. Revenue outside the U.S. represented approximately 47% of net revenue for Fiscal 2010. At a consolidated level, BRIC revenue increased 4% during Fiscal 2010.

Gross Margin

Fiscal 2011 compared to Fiscal 2010

•	Products — During Fiscal 2011, product gross margins increased in absolute dollars year-over-year and in gross margin percentage. Product gross margin percentage increased from 14.1% for Fiscal 2010 to 15.9% for Fiscal 2011. Decreasing component costs, improved pricing discipline, better sales and supply chain execution, and improved quality resulting in favorable warranty experience contributed to the year-over-year increase in product gross margin percentage. We have created a flexible supply chain that has improved our supply chain execution and have simplified our product offerings. Additionally, in the second half of Fiscal 2011, we began to benefit from decreasing component costs, particularly for memory and displays. We expect this favorable component cost environment will moderate in the first half of Fiscal 2012.

•	Services, including software related — During Fiscal 2011, our services gross margin increased in absolute dollars compared to the prior fiscal year, although our gross margin percentage decreased. The decrease in gross margin percentage for services, including software related was primarily due to a higher mix of outsourcing and project-related services. Our gross margin rate for services, including software related, is driven by our transactional services, which consist primarily of our extended warranty sales, offset by lower margin categories such as outsourcing and project-related services. Our extended warranty services are more profitable because we sell extended warranty offerings directly to customers rather than through a distribution channel.

Total gross margin for Fiscal 2011 increased 23% to $11.4 billion on a GAAP basis and 22% to $11.7 billion on a non-GAAP basis from Fiscal 2010. Gross margin on a GAAP basis for Fiscal 2011 and Fiscal 2010 includes the effects of amortization of intangible assets, severance and facility action costs, and acquisition-related charges. As set forth in the reconciliation under “Non-GAAP Financial Measures” below, these items are excluded from the calculation of non-GAAP gross margin for Fiscal 2011 and Fiscal 2010. Amortization of intangible assets included in gross margin increased 84% to $278 million for Fiscal 2011. The increase in amortization of intangibles for Fiscal 2011 was primarily due to an increase in intangible assets of $1.2 billion in Fiscal 2010 related to our acquisition of Perot Systems. Severance and facility action costs included in gross margin decreased 78% to $53 million during Fiscal 2011. The decrease in severance and facility action costs was due to a decrease in cost reduction activities from Fiscal 2010. While we believe that we have completed a significant portion of our manufacturing transformation, we expect to implement additional cost reduction measures depending on a number of factors, including end-user demand for our products and services and the continued simplification of our sales organizations and supply and logistics chain. Additional cost reduction measures may include selected headcount reductions, as well as other cost reduction programs.

Fiscal 2010 compared to Fiscal 2009

•	Products — Product gross margin decreased in absolute dollars and in gross margin percentage during Fiscal 2010. The decline in gross margin dollars was attributable to softer demand, change in sales mix, and lower average selling prices. Additionally, during Fiscal 2010, gross margins were negatively impacted by component cost pressures.

•	Services, including software related — During Fiscal 2010, our services gross margin decreased in absolute dollars compared to the prior fiscal year with a corresponding decrease in gross margin percentage. Our solution services offerings faced competitive pricing pressures, resulting in lower gross margin percentages.

Total gross margin for Fiscal 2010 decreased 15% to $9.3 billion on a GAAP basis and 14% to $9.6 billion on a non-GAAP basis from Fiscal 2009. Gross margin on a GAAP basis for Fiscal 2010 includes the effects of severance and facility action costs, amortization of intangible assets, and acquisition-related charges. Gross margin on a GAAP basis for Fiscal 2009 includes the effects of severance and facility action costs, amortization of intangible assets, and stock option accelerated vesting charges. As set forth in the reconciliation under “Non-GAAP Financial Measures” below, these items are excluded from the calculation of non-GAAP gross margin for Fiscal 2010 and Fiscal 2009. Amortization of intangible assets included in gross margin increased 156% to $151 million for Fiscal 2010. The increase in amortization of intangibles for Fiscal 2010 was primarily due to an increase in intangible assets from our acquisition of Perot Systems in Fiscal 2010 discussed above. Severance and facility action costs included in gross margin increased 62% to $236 million during Fiscal 2010 due to our migration to contract manufacturers and closures of certain manufacturing facilities. For Fiscal 2009, we incurred $104 million in certain stock-based compensation charges related to accelerated options that had an exercise price greater than the current market stock price. Included in gross margin on a GAAP basis is $16 million from these stock option accelerated vesting charges, which are excluded from the calculation of our non-GAAP gross margin. We did not have any accelerated stock option expenses in Fiscal 2010.

Vendor Rebate Programs

Our gross margin is affected by our ability to achieve competitive pricing with our vendors and contract manufacturers, including through our negotiation of a variety of vendor rebate programs to achieve lower net costs for the various components we include in our products. Under these programs, vendors provide us with rebates or other discounts from the list prices for the components, which are generally elements of their pricing strategy. Vendor rebate programs are only one element of the costs we negotiate for our product components. We account for rebates and other discounts as a reduction in cost of net revenue. Our total net cost includes supplier list prices reduced by vendor rebates and other discounts. We manage our costs on a total net cost basis.

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally not long-term in nature, but instead are typically negotiated at the beginning of each quarter. Because of the fluid nature of these ongoing negotiations, which reflect changes in the competitive environment, the timing and amount of rebates and other discounts we receive under the programs may vary from period to period. Since we manage our component costs on a total net cost basis, any fluctuations in the timing and amount of rebates and other discounts we receive from vendors may not necessarily result in material changes to our gross margin. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for Fiscal 2011, Fiscal 2010, and Fiscal 2009, were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant programmatic changes to vendor pricing and rebate programs that will impact our results in the near term.

We will continue to invest in initiatives that align our new and existing products and services with customers’ needs, particularly for enterprise products and solutions. As we shift our focus more to enterprise solutions and services, we believe the improved mix of higher margin sales will positively impact our gross margins over time.

Operating Expenses

The following table presents information regarding our operating expenses during each of the past three fiscal years:

	Fiscal Year Ended
	January 28, 2011			January 29, 2010				January 30, 2009
		% of	%		% of	%			% of
	Dollars	Revenue	Change	Dollars	Revenue	Change		Dollars	Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$7,302	11.9%	13%	$6,465	12.2%	(9%	)	$7,102	11.6%
Research, development, and engineering	661	1.0%	6%	624	1.2%	(6%	)	665	1.1%

Total operating expenses	$7,963	12.9%	12%	$7,089	13.4%	(9%	)	$7,767	12.7%

Other Financial Information
Non-GAAP operating expenses(a)	$7,582	12.3%	14%	$6,675	12.6%	(11%	)	$7,497	12.3%

(a)	For a reconciliation of non-GAAP operating expenses to operating expenses prepared in accordance with GAAP, see “Non-GAAP Financial Measures” below.

Fiscal 2011 compared to Fiscal 2010

•	Selling, General, and Administrative — During Fiscal 2011, selling, general, and administrative (“SG&A”) expenses increased year-over-year, while SG&A expenses as a percentage of net revenue decreased. The increase in SG&A expenses was primarily attributable to increases in compensation-related expenses and advertising and promotional expenses. Compensation-related expenses, excluding severance-related expenses, increased approximately $679 million due to an increase in performance-based compensation expense, which is tied to revenue and operating income growth, and cash flow targets, and an increase in headcount. Our headcount increased approximately 6% due to our acquisitions and new hires relating to our strategic initiatives. We also experienced a year-over-year increase of $111 million in advertising and promotional expenses. These increases were offset in part by decreases in severance and facility action costs and acquisition-related expenses discussed below.

•	Research, Development, and Engineering — During Fiscal 2011, research, development, and engineering (“RD&E”) expenses remained at approximately 1% of revenue, consistent with the prior fiscal year. We manage our research, development, and engineering spending by targeting those innovations and products that we believe are most valuable to our customers and by relying upon the capabilities of our strategic relationships. We will continue to invest in RD&E activities to support our growth and to provide for new, competitive products.

Total operating expenses for Fiscal 2011 increased 12% to $8.0 billion on a GAAP basis and 14% to $7.6 billion on a non-GAAP basis for Fiscal 2011 over Fiscal 2010. Operating expenses on a GAAP basis for Fiscal 2011 and Fiscal 2010 includes severance and facility charges, amortization of intangible assets, and acquisition-related charges. For Fiscal 2011, operating expenses on a GAAP basis also includes $100 million we incurred for our settlement of the SEC investigation and a $40 million charge for a securities litigation class action lawsuit that was filed against Dell during Fiscal 2007. See “Part II — Item 9A — Controls and Procedures” for further discussion of our settlement of the SEC investigation. As set forth in the reconciliation under “Non-GAAP Financial Measures” below, non-GAAP operating expenses for Fiscal 2011 and for Fiscal 2010 excludes the effects of these severance and facility action costs, amortization of intangible assets, and acquisition-related charges, and, for Fiscal 2011, the settlements referred to above. Severance and facility action costs included in operating expenses decreased year-over-year by 69% to $76 million for Fiscal 2011. Amortization of intangibles and acquisition-related charges included in operating expenses increased 31% to $71 million and decreased 18% to $94 million over Fiscal 2010, respectively, and were primarily related to our acquisition of Perot Systems in Fiscal 2010 as well as our Fiscal 2011 acquisitions.

We expect integration costs related to our acquisitions, primarily of Perot Systems, to continue over the next fiscal years. In addition, we will continue to review our costs across all processes and organizations with the goals of reducing complexity and eliminating redundancies. While we have made significant progress in the transformation of our manufacturing and logistics areas, we expect to take further actions to reduce costs while investing in strategic growth areas.

Fiscal 2010 compared to Fiscal 2009

•	Selling, General, and Administrative — For Fiscal 2010, SG&A expenses decreased compared to Fiscal 2009 primarily due to decreases in compensation, advertising expenses, and improved general spending controls. Compensation and benefits expense, excluding expenses related to headcount reductions, decreased approximately $300 million in Fiscal 2010 compared to Fiscal 2009. With the increase in retail volumes, which typically incur less advertising costs, advertising expenses decreased approximately $200 million year-over-year from Fiscal 2009. Due to company-wide spending control measures, there were large decreases in most other categories of expenses, including travel, maintenance, telecommunications, utilities, training, and recruiting, resulting in savings of over $340 million. These decreases were partially offset by an increase in accounts receivable bad debt of $40 million resulting from the challenging business environment during Fiscal 2010.

•	Research, Development, and Engineering — For Fiscal 2010, RD&E expenses remained at approximately 1% of revenue, consistent with prior years.

Total operating expenses for Fiscal 2010 decreased 9% to $7.1 billion on a GAAP basis and 11% to $6.7 billion on a non-GAAP basis from Fiscal 2009. Operating expenses on a GAAP basis for Fiscal 2010 includes the effects of severance and facility action costs, acquisition-related charges, and amortization of intangible assets. For Fiscal 2009, operating expenses on a GAAP basis includes the effects of severance and facility action costs, amortization of intangible assets, and stock option accelerated vesting charges. As set forth in the reconciliation under “Non-GAAP Financial Measures” below, these charges are excluded from operating expenses on a non-GAAP basis. Severance and facility action costs included in operating expenses increased 80% to $245 million in Fiscal 2010. Acquisition-related charges and amortization of intangibles included in operating expenses increased from $0 to $115 million for Fiscal 2010 and 17% to $54 million for Fiscal 2010. Operating expenses for amortization of intangible assets and acquisition-related costs were primarily related to our acquisition of Perot Systems in Fiscal 2010. Non-GAAP operating expenses for Fiscal 2009 excluded $88 million in stock option accelerated vesting charges.

Operating and Net Income

Fiscal 2011 compared to Fiscal 2010

•	Operating Income — During Fiscal 2011, operating income increased 58% to $3.4 billion on a GAAP basis and 40% to $4.1 billion on a non-GAAP basis from Fiscal 2010. The increases were primarily attributable to increased revenue, improved gross margins, and better operating leverage resulting from the increase in net revenue. For Fiscal 2011, operating expenses increased 12% on a GAAP basis and 14% on a non-GAAP basis, while operating expenses as a percentage of revenue decreased slightly.

•	Net Income — During Fiscal 2011, net income increased 84% to $2.6 billion on a GAAP basis and 51% to $3.1 billion on a non-GAAP basis from Fiscal 2010. Net income was positively impacted by increases in operating income and a lower effective income tax rate. In addition, on a GAAP basis, Interest and Other, net increased favorably by 44% for Fiscal 2011 due primarily to a $72 million merger termination fee we received during the third quarter of Fiscal 2011. See “Income and Other Taxes” and “Interest and Other, net” below for discussion of our effective tax rates and interest and other, net.

Fiscal 2010 compared to Fiscal 2009

•	Operating Income — During Fiscal 2010, operating income decreased 32% to $2.2 billion on a GAAP basis and 19% to $3.0 billion on a non-GAAP basis from Fiscal 2009. The decreases in operating income were primarily attributable to a year-over-year revenue decline of 13% and a year-over-year decline in gross margin dollars on both a GAAP and non-GAAP basis. A year-over-year reduction in operating expenses on a GAAP and non-GAAP basis during Fiscal 2010 favorably impacted operating income, while operating expenses as a percentage of revenue increased slightly during the same periods.

•	Net Income — Net income for Fiscal 2010 decreased by 42% to $1.4 billion on a GAAP basis and 28% to $2.1 billion on a non-GAAP basis from Fiscal 2009. Net income was impacted by significant declines in operating income and an unfavorable change in interest and other, net in Fiscal 2010 compared to Fiscal 2009. During Fiscal 2010 as compared to Fiscal 2009, our net income on a GAAP basis was negatively impacted by an increase in our effective income tax rate to 29.2% from 25.4%. See “Income and Other Taxes” and “Interest and Other, net” below for discussion of our effective tax rates and interest and other, net.

Non-GAAP Financial Measures

We use non-GAAP financial measures in this Report as performance measures to supplement the financial information we present on a GAAP basis. We believe that excluding certain items from our GAAP results allows our management and investors to better understand our consolidated financial performance from period to period and in relationship to the operating results of our segments, as our management does not believe that the excluded items are reflective of our underlying operating performance. We also believe that excluding certain items from our GAAP results allows our management to better project our future consolidated financial performance because our forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe the non-GAAP financial measures provide investors with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our underlying operating performance and enabling them to make more meaningful period to period comparisons.

The non-GAAP financial measures presented in this Report include non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income and non-GAAP earnings per share. These non-GAAP financial measures, as defined by us, represent the comparable GAAP financial measures adjusted to exclude primarily the following items: acquisition-related charges; amortization of purchased intangible assets related to acquisitions; severance and facility action costs; accelerated stock option expenses that were incurred in Fiscal 2009, a merger termination fee that was received during the third quarter of Fiscal 2011; and amounts for the settlement of the SEC investigation, as well as the settlement of a securities litigation matter, which were incurred during the first quarter of Fiscal 2011. We provide below more detail regarding each of these items and our reasons for excluding the items. In future periods, we expect that we may again exclude such items and may incur income and expenses similar to these excluded items. Accordingly, the exclusion of these items and other similar items in our non-GAAP presentation should not be interpreted as implying that the items are non-recurring, infrequent, or unusual.

There are limitations to the use of the non-GAAP financial measures presented in this Report. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate the non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. In addition, items such as amortization of purchased intangible assets represent the loss in value of intangible assets over time. The expense associated with this loss in value is not included in the non-GAAP financial measures and such measures, therefore, do not reflect the full economic effect of such loss. Further, items such as severance and facility action costs and acquisition expenses that are excluded from the non-GAAP financial measures can have a material impact on earnings. Our management compensates for the foregoing limitations by relying primarily on our GAAP results and using non-GAAP financial measures only supplementally or for projections when comparable GAAP financial measures are not available. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for gross margin, operating expenses, operating income, net income, and earnings per share prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis. We provide below reconciliations of each non-GAAP financial measure to its most directly comparable GAAP financial measure, and encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the past three fiscal years.

The following is a summary of the costs and other items excluded from the most comparable GAAP financial measures to calculate the non-GAAP financial measures presented in this management’s discussion and analysis:

•	Acquisition-related Costs — Acquisition-related charges are expensed as incurred and consist primarily of retention payments, integration costs, bankers’ fees, legal fees, and consulting fees. Retention payments include stock-based compensation and cash incentives awarded to employees, which are recognized over the vesting period. Integration costs include incremental business costs that are directly attributable to the acquisition of Perot Systems during the fourth quarter of Fiscal 2010 and are being incurred during the integration period. These costs primarily include IT costs related to the integration of IT systems and processes, costs related to the integration of Perot Systems employees, costs related to full-time employees who are working on the integration, and consulting expenses. Acquisition-related charges are inconsistent in amount and are significantly impacted by the timing and nature of acquisitions. Therefore, although we may incur these types of expenses in connection with future acquisitions, we believe eliminating acquisition-related charges for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•	Amortization of Intangible Assets — Amortization of purchased intangible assets consists primarily of amortization of customer relationships, customer lists, acquired technology, trade names, and non-compete covenants purchased in connection with business acquisitions. We incur charges relating to the amortization of these intangibles, and those charges are included in our consolidated financial statements. Amortization charges for our purchased intangible assets are inconsistent in amount from period to period and are significantly impacted by the timing and magnitude of our acquisitions. Consequently, we exclude these charges for purposes of calculating the non-GAAP financial measures to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•	Severance and Facility Actions — Severance and facility action costs primarily relate to facilities charges, including accelerated depreciation and severance and benefits for employees terminated pursuant to actions taken as part of a comprehensive review of costs, including certain employee cost synergies realized through our strategic acquisitions. While we expect to continue to incur severance and facility costs with any new cost reduction activities, we exclude these severance and facility action costs for purposes of calculating the non-GAAP financial measures because we believe that these historical costs do not reflect expected future operating expenses and do not contribute to a meaningful evaluation of our current operating performance or comparisons to our past operating performance. See Note 10 of the Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for additional information on severance and facility action costs.

•	Other Fees and Settlements — We also adjust our GAAP results for certain fees and settlements. During Fiscal 2011, we received a $72 million fee in connection with the termination of a merger agreement. We also recorded a $100 million settlement amount for the SEC investigation into certain of Dell’s accounting and financial matters, which was initiated in 2005, and incurred $40 million for a securities litigation class action lawsuit that was filed against us during Fiscal 2007. We are excluding these fees and settlements from the operating results of Fiscal 2011 for the purpose of calculating the non-GAAP financial measures because we believe these fees and settlements, while not unusual, are outside our ordinary course of business and do not contribute to a meaningful evaluation of our current operating performance.

•	Stock Option Accelerated Vesting Charges — Certain stock-based compensation charges incurred during Fiscal 2009 related to the accelerated vesting of unvested “out-of-the-money stock options” (options that have an exercise price greater than the current market stock price) are excluded from the non-GAAP financial measures. Stock-based compensation costs unrelated to the accelerated vesting of out-of-the-money stock options are not excluded from the non-GAAP financial measures. We exclude charges related to the accelerated vesting of out-of-the-money stock options because we believe they do not contribute to a meaningful comparison of our past operating results to our current operating results.

•	The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments mentioned above. The tax effects are determined based on the jurisdictions where the adjustments were incurred.

The table below presents a reconciliation of our non-GAAP financial measures to the most comparable GAAP measure for each of the past three fiscal years:

	Fiscal Year Ended
	January 28,		January 29,			January 30,
	2011	% Change	2010	% Change		2009
	(in millions, except percentages)

GAAP gross margin	$11,396	23%	$9,261	(15%	)	$10,957
Non-GAAP adjustments:
Amortization of intangibles	278		151			59
Severance and facility actions	53		236			146
Acquisition-related	4		1			-
Stock-option accelerated vesting charges	-		-			16

Non-GAAP gross margin	$11,731	22%	$9,649	(14%	)	$11,178

GAAP operating expenses	$7,963	12%	$7,089	(9%	)	$7,767
Non-GAAP adjustments:
Amortization of intangibles	(71)		(54)			(46)
Severance and facility actions	(76)		(245)			(136)
Acquisition-related	(94)		(115)			-
Stock-option accelerated vesting charges	-		-			(88)
Other fees and settlements	(140)		-			-

Non-GAAP operating expenses	$7,582	14%	$6,675	(11%	)	$7,497

GAAP operating income	$3,433	58%	$2,172	(32%	)	$3,190
Non-GAAP adjustments:
Amortization of intangibles	349		205			105
Severance and facility actions	129		481			282
Acquisition-related	98		116			-
Stock-option accelerated vesting charges	-		-			104
Other fees and settlements	140		-			-

Non-GAAP operating income	$4,149	40%	$2,974	(19%	)	$3,681

GAAP net income	$2,635	84%	$1,433	(42%	)	$2,478
Non-GAAP adjustments:
Amortization of intangibles	349		205			105
Severance and facility actions	129		481			282
Acquisition-related	98		116			-
Stock-option accelerated vesting charges	-		-			104
Other fees and settlements	68		-			-
Aggregate adjustments for income taxes	(173)		(181)			(117)

Non-GAAP net income	$3,106	51%	$2,054	(28%	)	$2,852

GAAP earnings per share — diluted	$1.35	85%	$0.73	(42%	)	$1.25
Non-GAAP adjustments per share — diluted	0.24		0.32			0.19

Non-GAAP earnings per share — diluted	$1.59	51%	$1.05	(27%	)	$1.44

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2011	2010	2009

Percentage of Total Net Revenue
GAAP gross margin	18.5%	17.5%	17.9%
Non-GAAP adjustments	0.6%	0.7%	0.4%

Non-GAAP gross margin	19.1%	18.2%	18.3%

GAAP operating expenses	12.9%	13.4%	12.7%
Non-GAAP adjustments	(0.6% )	(0.8% )	(0.4% )

Non-GAAP operating expenses	12.3%	12.6%	12.3%

GAAP operating income	5.6%	4.1%	5.2%
Non-GAAP adjustments	1.1%	1.5%	0.8%

Non-GAAP operating income	6.7%	5.6%	6.0%

Segment Discussion

Our four global business segments are Large Enterprise, Public, Small and Medium Business, and Consumer.

Severance and facility action expenses, broad based long-term incentive expenses, amortization of purchased intangible assets costs, acquisition-related expenses, and charges related to our settlement of the SEC investigation as well as a securities litigation class action lawsuit that were incurred during Fiscal 2011, are not allocated to the reporting segments as management does not believe that these items are reflective of the underlying operating performance of the reporting segments. These costs totaled $1.1 billion, $1.2 billion, and $805 million during Fiscal 2011, Fiscal 2010, and Fiscal 2009, respectively.

See Note 16 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for additional information and reconciliation of segment revenue and operating income to consolidated revenue and operating income.

The following table presents our net revenue and operating income by our reportable global segments:

	Fiscal Year Ended
	January 28, 2011			January 29, 2010				January 30, 2009
		% of	%		% of	%			% of
	Dollars	Revenue(a)	Change	Dollars	Revenue(a)	Change		Dollars	Revenue(a)
	(in millions, except percentages)

Large Enterprise
Net revenue	$17,813	29%	25%	$14,285	27%	(21%	)	$18,011	30%
Operating income	$1,473	8%	80%	$819	6%	(29%	)	$1,158	6%
Public
Net revenue	$16,851	27%	16%	$14,484	27%	(6%	)	$15,338	25%
Operating income	$1,484	9%	9%	$1,361	9%	8%		$1,258	8%
Small and Medium Business
Net revenue	$14,473	24%	20%	$12,079	23%	(19%	)	$14,892	24%
Operating income	$1,477	10%	42%	$1,040	9%	(18%	)	$1,273	9%
Consumer
Net revenue	$12,357	20%	3%	$12,054	23%	(6%	)	$12,860	21%
Operating income	$65	1%	(39% )	$107	1%	(65%	)	$306	2%

(a)	Operating income percentage of revenue is stated in relation to the respective segment.

Fiscal 2011 compared to Fiscal 2010

•	Large Enterprise — The year-over-year increase in Large Enterprise’s revenue for Fiscal 2011 was mainly attributable to improved demand due to an ongoing hardware refresh among our Large Enterprise customers. Large Enterprise experienced year-over-year increases in revenue across all product lines during Fiscal 2011, except for storage revenue, which declined 5%. The decrease in storage revenue is primarily due to a decrease in the sale of third-party storage products as we shift towards more Dell-branded storage solutions. Revenue from servers and networking and services increased 33% and 35%, respectively. The increase in services revenue was largely due to the acquisition of Perot Systems in Fiscal 2010. Sales of client products generated large revenue increases with mobility and desktop PCs revenue increasing 33% and 25%, year-over-year, respectively. During Fiscal 2011, Large Enterprise’s revenue increased year-over-year across all regions.

During Fiscal 2011, operating income as a percentage of revenue increased 260 basis points year-over-year to 8.3%. The increase was mostly driven by improvements in gross margin due to a shift in gross margin mix to enterprise solutions and services, improved component costs, better product quality, and improved pricing discipline, particularly in the latter half of Fiscal 2011 for client products. Revenue increases and tighter spending controls on operating expenses resulted in a decrease in operating expenses as a percentage of net revenue.

•	Public — During Fiscal 2011, Public experienced a year-over-year increase in revenue across all product and service categories. Services contributed the largest increase, with a 69% increase in revenue over the prior year. The increase in services revenue was primarily a result of our acquisition of Perot Systems in Fiscal 2010. Revenue from servers and networking and storage increased 15% and 8% year-over-year, respectively. Software and peripherals revenue increased 10% year-over-year. Revenue from mobility and desktop PCs increased 5% and 6% year-over-year, respectively. Public’s revenue grew during Fiscal 2011 across the Americas and the Asia-Pacific region, but declined in Europe due to budgetary constraints on public spending.

Public’s operating income percentage declined 60 basis points to 8.8% for Fiscal 2011 due to a year-over-year increase in operating expenses as a percentage of revenue, offset in part by a slight increase in gross margin percentage. The increase in operating expenses was a result of higher selling and marketing costs.

•	Small and Medium Business — During Fiscal 2011, SMB experienced a year-over-year increase in revenue with increases across all product and services categories. Servers and networking, and storage revenue increased 26% and 21% year-over-year, respectively. Revenue from mobility and desktop PCs increased 20% and 23% year-over-year, respectively, while software and peripherals revenue increased 16% year-over-year. The improved demand environment was a major contributor to the increase in revenue for all product categories. Services revenue increased 6% year-over-year. SMB revenue experienced year-over-year growth across all regions during Fiscal 2011. SMB revenue from BRIC grew 40% year-over-year.

Operating income percentage increased 160 basis points to 10.2%. The increase in operating income percentage was attributable to improved gross margins as a result of lower component costs and an improved pricing environment, as well as to a decrease in operating expenses as a percentage of revenue due to tighter spending controls.

•	Consumer — Consumer’s revenue increased 3% year-over-year during Fiscal 201l. Revenue from all product and services categories decreased year-over-year for Fiscal 2011, except mobility. Consumer mobility revenue increased by 8% year-over-year, due to increase of 8% in mobility units sold, while revenue from desktops PCs decreased by 1% due to a decline in desktop PC units of 2%. Average selling prices for Consumer mobility and desktop PCs were relatively flat year-over-year during Fiscal 2011. The increase in mobility revenue was due to improved unit demand for Consumer mobility products. Consumer services decreased 11% year-over-year and software and peripherals revenue decreased 10% for the same period. We continue to see a shift in sales mix from direct to retail sales. which typically has lower attach rates for services and software and peripherals. At a country level, our U.S. Consumer revenue decreased 9% year-over-year due to softer demand, while our non-U.S. regions experienced 16% revenue growth. Revenue from BRIC grew 46% year-over-year for Fiscal 2011.

For Fiscal 2011, Consumer’s operating income percentage decreased 40 basis points year-over-year to 0.5%. The decrease in operating income percentage was largely attributable to a decrease in gross margin percentage. Consumer gross margin decreased due to the shift in sales mix from direct to indirect sales, which generally carry lower gross margin, which was not entirely offset by decreases in operating expenses as a percentage of revenue. Operating expenses as a percentage of revenue remained relatively flat year-over-year. In the second half of Fiscal 2011, Dell Financial Services, which provides financing to our customers, experienced improved delinquency and charge-off rates that partially offset the decrease in Consumer’s operating income percentage. During the first quarter of Fiscal 2011, we combined Consumer and SMB under a single leadership team to reduce overall costs, though we are continuing to manage and report the two segments separately. From time to time, we monetize aspects of the Consumer business model with arrangements with vendors and suppliers, such as revenue sharing arrangements, which we believe will continue to contribute to and improve Consumer’s operating income over time. The impact of our vendor and supplier arrangements was not material to our Fiscal 2011 results as compared to Fiscal 2010.

We expect to see the broad corporate refresh to continue for our Large Enterprise and SMB customers, with a favorable component cost environment that will continue through the first half of Fiscal 2012. We believe that, with the appropriate pricing strategy, we will continue to have opportunities to deliver strong year-over-year growth for our Large Enterprise and SMB segments. We expect that the Public segment will see growth, but that certain regions will continue to be impacted by budgetary constraints given the current economic environment. For our Consumer segment, we will continue to develop new products to move back to a mix of higher price band offerings, improve our supply chain, and focus on delivering a superior customer service experience to position our Consumer business for sustained profitable growth.

Fiscal 2010 compared to Fiscal 2009

•	Large Enterprise — The decrease in Large Enterprise revenue during Fiscal 2010 was mainly due to the global economic downturn that began in the second half of Fiscal 2009. During Fiscal 2010, revenue from desktop PCs, mobility products, and storage items all declined approximately 30% year-over-year, and software and peripherals and servers and networking declined 19% and 4%, respectively. Services revenue increased year-over-year by 2%, which was largely due to the 48% increase in fourth quarter revenue, 36% of which was contributed by the acquisition of Perot Systems. Large Enterprise revenue decreased significantly year-over-year across most countries.

During Fiscal 2010, operating income percentage decreased 70 basis points year-over-year to 5.7%. Operating income deteriorated as revenue decreased year-over-year due to lower demand. Additionally, operating expenses as a percentage of revenue increased year-over-year even though operating expense dollars decreased 17%.

•	Public — Public experienced a year-over-year decline in revenue during Fiscal 2010 due to the soft demand in the global economy. During Fiscal 2010, Public’s revenue declined across all product categories except for services, and software and peripherals revenue, which grew year-over-year by 28% and 5%, respectively. The growth in services revenue was largely due to the acquisition of Perot Systems, which contributed $418 million to Public’s Fiscal 2010 services revenue. Without the contribution by Perot Systems, Public’s services revenue would have remained relatively flat with the prior year. The product revenue decline was led by lower revenue from sales of desktop PCs, which decreased year-over-year by 20%.

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

•	Small and Medium Business — During Fiscal 2010, SMB experienced a 19% year-over-year decline in revenue due to double digit revenue declines across all product lines except storage and services. The revenue declines were led by a 28% and 18% decline in desktop PC and mobility revenue, respectively. We limited our participation in certain lower priced but higher demand bands in an effort to protect profitability. Storage and services had 9% and 8% year-over-year decreases, respectively. Consistent with our other Commercial segments’ performance, the contraction of the global economy during the first half of Fiscal 2010 and competitive pressures were significant contributors to SMB’s year-over-year revenue declines. From a country perspective, SMB had year-over-year revenue declines in most countries except the BRIC countries, in which the combined revenue grew 24%.

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

•	Consumer — During Fiscal 2010, Consumer’s revenue declined 6% year-over-year, on unit growth of 19%. Even though unit shipments grew, our Consumer revenue decreased mainly due to the effects of our growth in retail, which tends to have lower average selling prices, combined with a shift in product mix and competitive pricing pressures. As a result, our average selling prices declined 21% year-over-year during Fiscal 2010. From a product perspective, Consumer’s desktop PC revenue declined 24% during Fiscal 2010 as compared to Fiscal 2009 on a unit shipment decline of 10%. Mobility revenue increased 4% during Fiscal 2010. During the same period, mobility units shipped increased year-over-year by 32%; however, the positive impact of increased shipments was offset by an average selling price per unit decline of 21%. The continued shift in consumer preference from desktops to notebooks has contributed to our mobility unit growth. The reduction in mobility average selling prices was mainly attributable to our expansion into retail coupled with a demand shift from higher to lower priced notebooks and the growing popularity of netbooks. Software and peripherals and services revenue also declined 12% and 16% year-over-year, respectively, during Fiscal 2010. At a country level, our targeted BRIC revenue grew 46% during Fiscal 2010.

Consumer’s operating income percentage declined approximately 150 basis points year-over-year to 0.9%. Consumer’s operating performance was affected by a year-over-year decline in gross margin during Fiscal 2010 mainly due to the previously mentioned revenue declines and to component cost pressures. Even though operating expenses decreased year-over-year, operating expenses as a percentage of revenue remained relatively flat during Fiscal 2010 as compared to Fiscal 2009.

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

Revenue by Product and Services Categories

We design, develop, manufacture, market, sell, and support a wide range of products that in many cases are customized to individual customer requirements. Our products are organized between enterprise and client categories. Our enterprise products include servers and networking, and storage products. Client products include mobility and desktop PC products. Our services include a broad range of configurable IT and business services, including infrastructure technology, consulting and applications, and product-related support services. We also offer software and peripheral products.

The following table summarizes our net revenue by product and services categories for each of the past three fiscal years:

	Fiscal Year Ended
	January 28, 2011			January 29, 2010				January 30, 2009
		% of	%		% of	%			% of
	Dollars	Revenue	Change	Dollars	Revenue	Change		Dollars	Revenue
	(in millions, except percentages)

Net revenue:
Enterprise solutions and services:
Enterprise solutions:
Servers and networking	$7,609	12%	26%	$6,032	11%	(7%	)	$6,512	11%
Storage	2,295	4%	5%	2,192	4%	(18%	)	2,667	4%
Services	7,673	12%	36%	5,622	11%	5%		5,351	9%
Software and peripherals	10,261	17%	8%	9,499	18%	(10%	)	10,603	17%
Client:
Mobility	18,971	31%	14%	16,610	31%	(11%	)	18,604	30%
Desktop PCs	14,685	24%	13%	12,947	25%	(25%	)	17,364	29%

Total net revenue	$61,494	100%	16%	$52,902	100%	(13%	)	$61,101	100%

Fiscal 2011 compared to Fiscal 2010

–	Enterprise Solutions and Services

•	Enterprise Solutions:

•	Servers and Networking — The increase in our servers and networking revenue for Fiscal 2011 as compared to the same periods of Fiscal 2010 was due to demand improvements across all Commercial segments. During Fiscal 2011, unit shipments increased 13% year-over-year, and average selling prices increased 12%, driven by improved product mix toward our new product lines.

•	Storage — Storage revenue increased 5% for Fiscal 2011. The increase in Storage revenue was primarily driven by our SMB segment with a 21% increase year-over-year. Dell EqualLogic continued to perform strongly, with year-over-year revenue growth of 62%. We believe we will generate higher margins as we shift towards more Dell-branded storage offerings, which generally can be sold with service solutions.

•	Services — Services revenue increased $2.1 billion from $5.6 billion during Fiscal 2010 to $7.7 billion during Fiscal 2011, with revenue from Perot Systems contributing a large proportion of the increase. As Perot Systems was acquired on November 3, 2009, our services results for Fiscal 2010 include contributions from Perot Systems for one fiscal quarter. Perot Systems reported revenue of $1.9 billion for the three quarters ended September 30, 2009. Perot Systems’ results for the three quarters ended September 30, 2009, are presented for informational purposes only and are not indicative of the results that actually would have occurred if the acquisition had been completed at the beginning of Fiscal 2010, nor are they indicative of future results. Combining the results of Perot Systems’ revenue for the three quarters ended September 30, 2009, with Dell Services revenue for the Fiscal 2010, does not take into consideration intercompany charges, synergies, or other effects of the integration of Perot Systems.

The integration of Perot Systems primarily impacted our Public and Large Enterprise segments. We continue to view services as a strategic growth opportunity and will continue to invest in our offerings and resources to focus on increasing our solutions sales. With the ongoing integration of Perot Systems, we have simplified the way we view our services business by grouping offerings with similar demand, economic and delivery profiles into three categories of services: transactional; outsourcing; and project-based.

During Fiscal 2011, we experienced increases in our outsourcing and project-based revenues, due to our acquisition of Perot Systems, while transactional revenues remained relatively flat. Our estimated services backlog as of January 28, 2011 and January 29, 2010, was $13.9 billion and $12.8 billion, respectively. We provide information regarding services backlog because we believe it provides useful trend information regarding changes in the size of our services business over time. Services backlog, as defined by us, includes deferred services revenue and contracted services backlog. Deferred services revenue, which consists primarily of our extended warranties, was $6.7 billion and $6.1 billion as of January 28, 2011 and January 29, 2010, respectively. Estimated contracted services backlog, which is primarily related to our outsourcing services business, was $7.2 billion and $6.7 billion, as of January 28, 2011 and January 29, 2010, respectively. While there are no third-party standards or requirements governing the calculation of contracted services backlog, our estimated contracted services backlog represents signed contracts initially exceeding $2 million in total expected revenue and having an initial contract term exceeding 18 months. The terms of the signed services contracts included in our calculation of services backlog are subject to change and are affected by terminations, changes in the scope of services, and changes to other factors that could impact the value of the contract. For these and other reasons, it is not reasonably practicable to estimate the portions for these backlog amounts that will ultimately be recognized as revenue when performance on the contracts is completed.

–	Software and Peripherals — Revenue from sales of software and peripherals (“S&P”) is derived from sales of Dell-branded printers, monitors (not sold with systems), projectors, keyboards, mice, docking stations, and a multitude of third-party peripherals, including televisions, cameras, stand-alone software sales and related support services, and other products. The 8% increase in S&P revenue for Fiscal 2011 was driven by overall customer unit shipment increases due to sales of displays and electronics and peripherals, which experienced a combined year-over-year revenue increase of 15% for Fiscal 2011, while revenue from imaging products decreased by 6%.

Software revenue from our S&P line of business, which includes stand alone sales of software license fees and related post-contract customer support, is reported in services revenue, including software related on our Consolidated Statements of Income. Software and related support services revenue represented 33% and 39% of services revenue, including software related for Fiscal 2011 and Fiscal 2010, respectively.

–	Client

•	Mobility — Revenue from mobility products (which include notebook computers, mobile workstations, and smartphones) increased 14% during Fiscal 2011 across all operating segments due to demand improvements. Mobility units increased 14%, while average selling prices remained flat during Fiscal 2011. During Fiscal 2011, overall Commercial mobility revenue increased 19% year-over-year, and revenue from Consumer mobility increased 8%. The increase in Commercial mobility was driven by increases in demand for our Latitude notebooks. We believe the on-going demand trend towards mobility products will continue, and we plan to address this demand by expanding our product platforms to cover broader feature sets and price bands.

•	Desktop PCs — During Fiscal 2011, revenue from desktop PCs (which include desktop computer systems and fixed workstations) increased as unit demand for desktop PCs increased by 10%. The average selling price for our desktop computers increased by 3% year-over-year due to a slight shift in product mix to higher priced units. The increase in unit demand was driven by our Large Enterprise and SMB customers, generating 25% and 23%, respectively, increases in revenue year-over-year for Fiscal 2011. These increases were driven primarily by the stronger demand for our Optiplex desktop PCs and fixed work stations. In the consumer marketplace, we are continuing to see rising end-user demand for mobility products, which moderates the demand for desktop PCs.

Fiscal 2010 compared to Fiscal 2009

–	Enterprise Solutions and Services

•	Enterprise Solutions

•	Servers and Networking — The decline in our servers and networking revenue during Fiscal 2010 was due to demand challenges across all Commercial segments and regions. Unit shipments decreased 12%

year-over-year, though average selling prices increased 6% year-over-year, driven by improved product mix toward our new product lines.

•	Storage — All Commercial segments contributed to the year-over-year decrease in storage revenue during Fiscal 2010. Dell EqualLogic performed strongly with year-over-year revenue growth of 45%.

•	Services — Services revenue increased year-over-year during Fiscal 2010 with revenue from Perot Systems contributing $588 million of the increase. Without the contribution by Perot Systems, services revenue would have decreased 6%. A significant portion of Dell’s services is made up of support services, which tend to correlate with hardware unit growth. Therefore, excluding the impact of Perot Systems, our declines in unit shipments contributed to the year-over-year services revenue decline. Perot Systems primarily impacted our Public and Large Enterprise segments, with $418 million and $160 million in services revenue, respectively. Our deferred services revenue balance increased 6.5% year-over-year to $6.1 billion at January 29, 2010.

–	Software and Peripherals — The decline in S&P revenue was driven by overall customer unit shipment declines and demand softness in displays, imaging products, and electronics, which experienced year-over-year revenue decreases of 27%,20%, and 9%, respectively, for Fiscal 2010 . We saw growth in software licensing, with revenue improvement of 5% during Fiscal 2010. All segments experienced year-over-year revenue declines during Fiscal 2010, except for Public, which experienced year-over-year S&P revenue growth of 5%.

–	Client

•	Mobility — Revenue from mobility products declined during Fiscal 2010 even though unit shipments increased 7% over Fiscal 2009 due to an industry mix shift to lower priced mobility product offerings. The unit increase was primarily driven by a 32% year-over-year increase in Consumer units, while Commercial units declined 12% for the same period. Overall, Consumer mobility revenue increased 4% year-over-year, while Commercial declined 20%.

•	Desktop PCs — During Fiscal 2010, revenue from desktop PCs decreased on unit declines of 17%. In the marketplace, we saw rising end-user demand for mobility products, which contributed to further slowing demand for desktop PCs. The decline in desktop PC revenue was also due to the on-going competitive pricing pressure for lower priced desktops and the slowdown in global IT end-user demand during Fiscal 2010. Consequently, our average selling price for desktops decreased 11% year-over-year as we aligned our prices and product offerings with the marketplace. During Fiscal 2010, desktop revenue decreased across all segments.

Stock-Based Compensation

We use our 2002 Long-Term Incentive Plan, amended in December 2007, for stock-based incentive awards. These awards can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units, or performance shares. Stock-based compensation expense totaled $332 million for Fiscal 2011, compared to $312 million and $418 million for Fiscal 2010 and Fiscal 2009, respectively. Stock-based compensation expense for Fiscal 2009 included $104 million of expense for accelerated options. For further discussion on stock-based compensation, see Note 15 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Interest and Other, net

The following table provides a detailed presentation of interest and other, net for Fiscal 2011, 2010, and 2009:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2011	2010	2009
	(in millions)
Interest and other, net:
Investment income, primarily interest	$47	$57	$180
Gains (losses) on investments, net	6	2	(10)
Interest expense	(199)	(160)	(93)
Foreign exchange	4	(59)	115
Other	59	12	(58)

Interest and other, net	$(83)	$(148)	$134

Fiscal 2011 compared to Fiscal 2010

We continued to maintain a portfolio of instruments with shorter maturities, which typically carry lower market yields. During Fiscal 2011, our investment income declined slightly, even with higher average balances, primarily due to a continued declined in market yields. Overall investment yield in Fiscal 2011 declined from approximately 48 basis points during Fiscal 2010 to approximately 35 basis points.

The year-over-year increase in interest expense for Fiscal 2011 was due to higher debt levels, which increased to $6.0 billion as of January 28, 2011, from $4.1 billion as of January 29, 2010.

The year-over-year change in foreign exchange for Fiscal 2011 was primarily due to gains from revaluation of certain un-hedged foreign currency balances, partially offset by increases in the costs associated with the hedge program.

Other includes a $72 million merger termination fee received during Fiscal 2011.

Fiscal 2010 compared to Fiscal 2009

During Fiscal 2010, our investment income declined, even with higher average balances, primarily due to a decrease in market yields. Increased long-term and short-term debt during Fiscal 2010 resulted in increased interest expense.

Other, in the table above, primarily reflects the fair market value adjustments related to our deferred compensation plan investments. We recognized a $24 million increase and a $35 million decline in the fair market values of our deferred compensation plan investments during Fiscal 2010 and Fiscal 2009, respectively.

The year-over-year decrease in foreign exchange for Fiscal 2010, as compared to Fiscal 2009, was primarily due to increased costs on our hedge program, as well as revaluation on balances in un-hedged currencies, as most foreign currencies strengthened relative to the U.S. Dollar during Fiscal 2010. In addition, for Fiscal 2009, a $42 million gain resulted from the correction of errors in the remeasurement of certain local currency balances to the functional currency in prior periods.

Income and Other Taxes

Our effective tax rate was 21.3%, 29.2%, and 25.4% for Fiscal 2011, 2010, and 2009, respectively. The decrease in our effective income tax rate for Fiscal 2011 as compared to Fiscal 2010, was primarily due to an increase in the proportion of taxable income attributable to lower tax jurisdictions during Fiscal 2011. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally resulted from our geographical distribution of taxable income and permanent differences between the book and tax treatment of certain items. The increase in our effective income tax rate for Fiscal 2010 from Fiscal 2009 was primarily due to an increased mix of profits in higher tax rate jurisdictions. Our foreign earnings are generally taxed at lower rates than in the United States. We continue to assess our business model and its impact in various tax jurisdictions.

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

We are currently under income tax audits in various jurisdictions, including the United States. As a result of these audits, we maintain ongoing discussions and negotiations relating to tax matters with the taxing authorities in these various jurisdictions. The Internal Revenue Service (“IRS”) issued a Revenue Agent’s Report for fiscal years 2004 through 2006 proposing certain assessments primarily related to transfer pricing matters. We disagree with certain of the proposed assessments and have contested them through the IRS administrative appeals procedures. The IRS has recently remanded the audit for fiscal years 2004 through 2006 back to examination for further review. We continue to believe that adequate reserves have been provided relating to all matters contained in tax periods open to examination. However, should we experience an unfavorable outcome in the matter before the IRS Appeals Division, such an outcome could have a material impact on our financial statements.

We take certain non-income tax positions in the jurisdictions in which we operate and have received certain non-income tax assessments from some of these jurisdictions. These jurisdictions include Brazil, where we have been in litigation with a state government over the proper application of transactional taxes to warranties and software related to the sale of computers, as well as over the appropriate use of state statutory incentives to reduce the transactional taxes. We have also negotiated certain tax incentives with the state that can be used to offset potential tax liabilities should the courts rule against us. Recently, we settled two cases related to warranties and software under a taxpayer amnesty program utilizing the incentive credits instead of cash to minimize the impact to our consolidated financial statements. The third outstanding case, which is on appeal and for which we have pledged our manufacturing facility in Hortolandia, Brazil to the government, remains pending. We do not expect the outcome of this case to have a material impact to our financial statements.

In the normal course of business, our positions and conclusions related to our non-income taxes could be challenged and assessments may be made. To the extent new information is obtained and our views on our positions, probable outcomes of assessments, or litigation change, changes in estimates to our accrued liabilities would be recorded in the period in which the determination is made.

For a further discussion of the impact of uncertain tax positions, see Note 12 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

ACCOUNTS RECEIVABLE

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. At January 28, 2011, our accounts receivable, net was $6.5 billion, a 11% increase from our balance at January 29, 2010. This increase in accounts receivable was primarily due to growth in our Commercial business, which typically has longer payment terms, and an increase in fourth quarter revenue as compared to Fiscal 2010. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on specific identifiable customer accounts that are deemed at risk and a general provision based on historical bad debt experience. As of January 28, 2011 and January 29, 2010, the allowance for doubtful accounts was $96 million and $115 million, respectively. Based on our assessment, we believe we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

DELL FINANCIAL SERVICES AND FINANCING RECEIVABLES

DFS offers a wide range of financial services in the U.S., including originating, collecting, and servicing customer receivables related to the purchase of Dell products. To support the financing needs of our customers internationally, we have aligned with a select number of third party financial services companies. We are exploring the possibility of expanding DFS’ operations into select international markets.

The results of DFS are included in the business segment where the customer receivable was originated. DFS has contributed to the growth in profitability for all of our business segments in recent periods.

At January 28, 2011 and January 29, 2010, our net financing receivables balances were $4.4 billion and $3.0 billion, respectively. The increase was primarily the result of the consolidation of two previously nonconsolidated qualifying special purpose entities (“SPEs”) and a purchase of revolving customer receivables from CIT Group Inc. (“CIT”) as discussed below. To manage the expected growth in financing receivables, we will continue to balance the use of our own working capital and other sources of liquidity, including securitization programs. Beginning in the first quarter of Fiscal 2011, CIT, formerly a joint venture partner of Dell Financial Services L.L.C. (“DFS”), our wholly-owned subsidiary, is no longer funding DFS financing receivables.

During Fiscal 2011, we continued to transfer certain customer financing receivables to SPEs in securitization transactions. The purpose of the SPEs is to facilitate the funding of customer receivables through financing arrangements with multi-seller conduits that issue asset-backed debt securities in the capital markets. We transferred $1.9 billion, $0.8 billion, and $1.4 billion to these SPEs during Fiscal 2011, Fiscal 2010, and Fiscal 2009, respectively. Our risk of loss related to these securitized receivables is limited to the amount of our over-collateralization in the transferred pool of receivables. We have a securitization program to fund revolving loans through a consolidated SPE, which we account for as a secured borrowing. Additionally, as of January 29, 2010, the two SPEs that funded fixed-term leases and loans were not consolidated. As of the beginning of the first quarter of Fiscal 2011, we adopted the new accounting guidance that requires us to apply variable interest entity accounting to these special purpose entities and therefore consolidated the two remaining nonconsolidated SPEs. The impact of the adoption resulted in a $1 million decrease to beginning retained earnings for Fiscal 2011 and did not impact our results of operations or our cash flows. Starting in the first quarter of Fiscal 2011, we account for these fixed-term securitization programs as secured borrowings. At January 28, 2011 and January 29, 2010, the structured financing debt related to all of our secured borrowing securitization programs was $1.0 billion and $164 million, respectively, and the carrying amount of the corresponding financing receivables was $1.3 billion and $0.3 billion, respectively.

During Fiscal 2011, we purchased a portfolio of revolving receivables from CIT that consisted of revolving Dell customer account balances. These receivables, which are considered credit impaired loans, were purchased for $430 million and had a principal and accrued interest balance of $570 million at the date of purchase. All of the receivables have been serviced by DFS since their inception. In connection with the acquisition, we ended our servicing relationship with CIT for these assets. See the “Restricted Cash” discussion for additional information on the termination of our agreement with CIT. We believe the overall economics generated by these assets will be accretive to our results and will provide an acceptable return on capital.

We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For Fiscal 2011, Fiscal 2010, and Fiscal 2009, the principal charge-off rate for our total portfolio, excluding the effect of the receivables purchased from CIT during Fiscal 2011, was 6.6%, 8.0%, and 7.0%, respectively. If the receivables purchased from CIT had been included in our portfolio for all of Fiscal 2011, the rate would have been 7.5%. Principal charge-offs for the purchased receivables do not impact our allowance for losses as they were contemplated in the purchase price and are reflected in the yield recognized as interest income. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. At January 28, 2011 and January 29, 2010, the allowance for financing receivable losses was $241 million and $237 million, respectively. In general, we are seeing improving loss rates associated with our financing receivables as the economy has stabilized. We have an extensive process to manage our exposure to customer risk, including active management of credit lines and our collection activities. The credit quality mix of our financing receivables has improved in recent years due to our underwriting actions and as the mix of high quality commercial accounts in our portfolio has increased. Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

The Credit Card Accountability, Responsibility, and Disclosure Act of 2009 was signed into U.S. law on May 22, 2009, and has affected the consumer financing provided by DFS. Commercial credit is unaffected by the changes in law. All provisions of the law are now in effect. This Act imposed new restrictions on credit card companies in the areas of marketing, servicing, and pricing of consumer credit accounts. The changes have not substantially altered how consumer credit is offered to our customers or how their accounts are serviced. We do not believe that the impact of these changes is material to our financial results.

See Note 4 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for additional information about our financing receivables and the associated allowance.

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

Foreign Currency Hedging Activities

During Fiscal 2011, the principal foreign currencies in which we transacted business were the Euro, Chinese Renminbi, British Pound, Japanese Yen, Canadian Dollar, and Australian Dollar. Our objective in managing our exposures to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations associated with foreign currency exchange rate changes on our earnings and cash flows. Accordingly, we utilize foreign currency option contracts and forward contracts to hedge our exposure on forecasted transactions and firm commitments for certain currencies. During Fiscal 2011, we hedged our exposures on more than 20 currencies. We monitor our foreign currency exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions. However, there can be no assurance that our foreign currency hedging activities will continue to substantially offset the impact of fluctuations in currency exchange rates on our results of operations and financial position in the future.

Based on our foreign currency cash flow hedge instruments outstanding at January 28, 2011 and January 29, 2010, we estimate a maximum potential one-day loss in fair value of approximately $65 million and $86 million, respectively, using a Value-at-Risk (“VAR”) model. By using market implied rates and incorporating volatility and correlation among the currencies of a portfolio, the VAR model simulates 3,000 randomly generated market prices and calculates the difference between the fifth percentile and the average as the Value-at-Risk. The VAR model is a risk estimation tool and is not intended to represent actual losses in fair value that will be incurred. Additionally, as we utilize foreign currency instruments for hedging forecasted and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Cash and Investments

At January 28, 2011, we had $15.1 billion of total cash, cash equivalents, and investments. The objective of our investment policy and strategy is to manage our total cash and investments balances to preserve principal and maintain liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and through the use of third-party investment managers.

The following table summarizes our ending cash, cash equivalents, and investments balances for the respective periods:

	Fiscal Year Ended
	January 28,	January 29,
	2011	2010
	(in millions)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$13,913	$10,635
Debt securities	1,032	1,042
Equity and other securities	124	112

Cash, cash equivalents, and investments	$15,069	$11,789

Of the $15.1 billion of cash, cash equivalents, and investments, $13.9 billion is classified as cash and cash equivalents. Our cash equivalents primarily consist of money market funds and commercial paper. Due to the nature of these investments, we consider it reasonable to expect that they will not be significantly impacted by a change in interest rates, and that these investments can be liquidated for cash at short notice. Our cash equivalents are recorded at fair value.

The remaining $1.2 billion of cash, cash equivalents, and investments is primarily invested in fixed income securities, including government, agency and corporate debt securities of varying maturities at the date of acquisition. The fair value of our portfolio is affected primarily by interest rates more than by credit and liquidity risks. We attempt to mitigate these risks by investing primarily in high credit quality securities, limiting the amount that can be invested in any single issuer, and investing in short -to intermediate-term investments whose market value is less sensitive to interest rate changes. Based on our investment portfolio and interest rates at January 28, 2011, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $4 million in the fair value of the investment portfolio.

We periodically review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. At January 28, 2011, our portfolio included securities with unrealized losses totaling $1 million, which have been recorded in other comprehensive income (loss), as we believe the investments are not other-than-temporarily impaired. While these available-for-sale securities have market values below cost, we believe it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the decline in the market value is primarily due to changes in interest rates and not increased credit risk.

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

LIQUIDITY, CAPITAL COMMITMENTS, AND CONTRACTUAL CASH OBLIGATIONS

Current Market Conditions

We regularly monitor economic conditions and associated impacts on the financial markets and our business. Though there was improvement in the global economic environment during Fiscal 2011, we continue to be cautious given the volatility associated with currency markets, international sovereign economies, and other economic indicators. We continue to evaluate the financial health of our supplier base, carefully manage customer credit, diversify counterparty risk, and monitor the concentration risk of our cash and cash equivalents balances globally.

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

Liquidity

Cash generated from operations is our primary source of operating liquidity and we believe that internally generated cash flows are sufficient to support day-to-day business operations. Our working capital management team actively monitors the efficiency of our balance sheet under various macroeconomic and competitive scenarios. These scenarios quantify risks to the financial statements and provide a basis for actions necessary to ensure adequate liquidity, both domestically and internationally, to support our acquisition and investment strategy, share repurchase activity and other corporate needs. We utilize external capital sources, such as long-term notes and structured financing arrangements, and short-term borrowings, consisting primarily of commercial paper, to supplement our internally generated sources of liquidity as necessary. We have a currently effective shelf registration statement filed with the SEC for the issuance of debt securities. The current shelf registration will terminate during the first quarter of Fiscal 2012 and we intend to replace the shelf registration prior to its termination to allow us to continue to issue debt securities. We anticipate we will enter the debt capital markets in the near term; however, it will depend on the favorability of market conditions. We intend to maintain appropriate debt levels based upon cash flow expectations, the overall cost of capital, cash requirements for operations, and discretionary spending, including for acquisitions and share repurchases. Due to the overall strength of our financial position, we believe that we will have adequate access to capital markets. Any future disruptions, uncertainty or volatility in those markets may result in higher funding costs for us and adversely affect our ability to obtain funds.

Our cash balances are held in numerous locations throughout the world, most of which are outside of the U.S. While our U.S. cash balances do fluctuate, we typically operate with 10-20% of our cash balances held domestically. Demand on our domestic cash has increased as a result of our strategic initiatives. We fund these initiatives through a balance of internally generated cash, external sources of capital, which includes our $2 billion commercial paper program, and, when advantageous, access to foreign cash in a tax efficient manner. Where local regulations limit an efficient intercompany transfer of amounts held outside of the U.S., we will continue to utilize these funds for local liquidity needs. Under current law, balances available to be repatriated to the U.S. would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered permanently reinvested outside of the U.S. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations where it is needed. Our non-U.S. domiciled cash and investments are generally denominated in the U.S. Dollar.

The following table contains a summary of our Consolidated Statements of Cash Flows for the past three fiscal years:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2011	2010	2009
	(in millions)
Net change in cash from:
Operating activities	$3,969	$3,906	$1,894
Investing activities	(1,165)	(3,809)	177
Financing activities	477	2,012	(1,406)
Effect of exchange rate changes on cash and cash equivalents	(3)	174	(77)

Change in cash and cash equivalents	$3,278	$2,283	$588

Operating Activities — Operating cash flows for Fiscal 2011 increased slightly compared to the prior fiscal year. Fiscal 2011 net income and deferred revenue increased year-over-year, but were offset by less favorable changes in working capital. For Fiscal 2010 compared to Fiscal 2009, the increase in operating cash flows was primarily attributable to the improvement of our cash conversion cycle, as a result of operational improvements related to our vendor programs, the effects of which were partially offset by the decrease in net income and growth in financing receivables. Our negative cash conversion cycle combined with revenue growth typically results in operating cash generation in excess of net income. See “Key Performance Metrics” below for additional discussion of our cash conversion cycle.

Investing Activities — Investing activities consist of the net of maturities and sales and purchases of investments; net capital expenditures for property, plant, and equipment; principal cash flows related to purchased financing receivables; and net cash used to fund strategic acquisitions. Cash used in investing activities during Fiscal 2011 was $1.2 billion compared to cash used of $3.8 billion and cash provided of $177 million during Fiscal 2010 and Fiscal 2009, respectively. The year-over-year decrease in cash used in investing activities for Fiscal 2011 was mainly due to lower acquisition spending, partially offset by a $430 million purchase of financing receivables from CIT. The purchase of these financing receivables has allowed us to substantially end our servicing relationship with CIT related to the previous joint venture in the U.S. Additionally, we believe that the return on capital generated by these assets will be equal to or higher than that achieved by other financing activities. Cash used to fund strategic acquisitions, net of cash acquired, was approximately $376 million during Fiscal 2011 compared to $3.6 billion and $176 million during Fiscal 2010 and Fiscal 2009, respectively. Our Fiscal 2011 acquisitions consisted of Kace Networks, Inc., Ocarina Networks Inc., Scalent Systems, Inc., Boomi, Inc., and InSite One, Inc.. Our principal acquisition in Fiscal 2010 was Perot Systems.

Financing Activities — Financing activities primarily consist of proceeds and repayments from borrowings and the repurchase of our common stock. The year-over-year decrease in cash provided by financing activities for Fiscal 2011 was mainly due to the repurchase of our common stock and repayment of commercial paper. We repurchased 57 million shares of common stock for $800 million during Fiscal 2011. The amount of shares we purchased during Fiscal 2010 was immaterial to financing activities compared to approximately 134 million shares repurchased at an aggregate cost of $2.9 billion during Fiscal 2009. During Fiscal 2011, net cash used for repayment of commercial paper with maturities of both greater than and less than 90 days was $496 million, which was partially offset by $305 million in net proceeds from structured financing programs. We had net proceeds of $396 million and $100 million from commercial paper sales during Fiscal 2010 and Fiscal 2009, respectively. During both Fiscal 2011 and Fiscal 2010, we had net proceeds from issuance of long-term debt of $1.5 billion. We had $4.8 billion principal amount of long-term notes outstanding as of January 28, 2011 compared to $3.3 billion and $1.8 billion at January 29, 2010 and January 30, 2009, respectively.

During Fiscal 2011, we entered into a new agreement to expand our commercial paper program to $2 billion. We have $2 billion of senior unsecured revolving credit facilities supporting the commercial paper program. Our $2 billion of credit facilities consist of two agreements, with $1 billion expiring on June 1, 2011, and the remaining $1 billion expiring on April 2, 2013. We intend to enter into a new senior unsecured revolving credit facility for a minimum of $1 billion prior to the expiration of the current facility in Fiscal 2012.

During Fiscal 2011, we issued commercial paper with original maturities of less than 90 days. As of January 28, 2011, we did not have any amounts outstanding under the commercial paper program compared to $496 million as of January 29, 2010, and $100 million as of January 30, 2009.

We issued structured financing-related debt to fund our financing receivables as previously discussed in the “Financing Receivables” section above. The total debt capacity of our securitization programs is $1.4 billion, and we had $1.0 billion in outstanding structured financing securitization debt as of January 28, 2011. During Fiscal 2011, we renewed one of our fixed-term securitization programs and increased the debt capacity by $100 million. We replaced the other fixed-term securitization program with no change in debt capacity. In addition, we expanded our existing revolving loan securitization program with a new program that increased debt capacity levels by $150 million.

See Note 5 of the Notes to Consolidated Financial Statements under “Part II — Item 8 — Financial Statements and Supplementary Data” for further discussion of our debt.

Key Performance Metrics — Our cash conversion cycle for the fiscal quarter ended January 28, 2011 deteriorated from the fiscal quarter ended January 29, 2010 and improved from the fiscal quarter ended January 30, 2009. Our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

The following table presents the components of our cash conversion cycle for the fourth quarter of each of the past three fiscal years:

	Fiscal Quarter Ended
	January 28,	January 29,	January 30,
	2011	2010	2009
Days of sales outstanding(a)	40	38	35
Days of supply in inventory(b)	9	8	7
Days in accounts payable(c)	(82)	(82)	(67)

Cash conversion cycle	(33)	(36)	(25)

(a)	Days of sales outstanding (“DSO”) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average net revenue per day for the current quarter (90 days). At January 28, 2011, January 29, 2010 and January 30, 2009, DSO and days of customer shipments not yet recognized were 37 and 3 days, 35 and 3 days, and 31 and 4 days, respectively.

(b)	Days of supply in inventory (“DSI”) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and most recent quarterly cost of sales for each period. DSI is calculated by dividing inventory by average cost of goods sold per day for the current quarter (90 days).

(c)	Days in accounts payable (“DPO”) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold per day for the current quarter (90 days).

Our cash conversion cycle decreased three days at January 28, 2011, from January 29, 2010, driven by a two day increase in DSO and a one day increase in DSI. DPO was flat year-over-year. The increase in DSO from January 29, 2010, was due to growth in our commercial business, which typically has longer payment terms. The slight increase in DSI from January 29, 2010, was primarily attributable to the optimization of our supply chain requiring an increase in strategic purchases of materials and finished goods inventory.

Our cash conversion cycle improved by 11 days at January 29, 2010, from January 30, 2009, driven by a 15 day improvement in DPO, the effect of which was partially offset by a three day increase in DSO and one day increase in DSI. The improvement in DPO from January 30, 2009, was attributable to our ongoing transition to contract manufacturing, further standardization of vendor agreements, and the timing of supplier purchases and payments during Fiscal 2010 as compared to Fiscal 2009. The increase in DSO from January 30, 2009, was primarily attributable to our growth in consumer retail, whose customers typically have longer payment terms, and to foreign currency movements due to the slight weakening of the U.S. Dollar, the effects of which were partially offset by a reduction in past-due receivables. The deterioration in DSI from January 30, 2009, was primarily attributable to an increase in finished goods inventory and strategic materials purchases.

We defer the cost of revenue associated with customer shipments not yet recognized as revenue until these shipments are delivered. These deferred costs are included in our reported DSO because we believe this reporting results in a more accurate presentation of our DSO and cash conversion cycle. These deferred costs are recorded in other current assets in our Consolidated Statements of Financial Position and totaled $541 million, $523 million, and $556 million, at January 28, 2011, January 29, 2010, and January 30, 2009, respectively.

We believe that we can generate cash flow from operations in excess of net income over the long term and can operate our cash conversion cycle at mid negative 30 days or better.

Capital Commitments

Share Repurchase Program — We have a share repurchase program that authorizes us to purchase shares of our common stock through a systematic program of open market purchases in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock to offset share-based compensation arrangements. For more information regarding share repurchases, see “Part II — Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Capital Expenditures — During Fiscal 2011 and Fiscal 2010, we spent $444 million and $367 million, respectively, on property, plant, and equipment primarily in connection with our global expansion efforts and infrastructure investments made to support future growth. Product demand, product mix, and the increased use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2012, which will be primarily related to infrastructure investments and strategic initiatives, are currently expected to total approximately $700 million to $750 million. These expenditures will be primarily funded from our cash flows from operating activities.

Restricted Cash — As of January 28, 2011 and January 29, 2010, we had restricted cash in the amounts of $25 million and $147 million, respectively. The balance at January 29, 2010 was primarily related to an agreement between DFS and CIT which required us to maintain an escrow cash account that was held as recourse reserves for credit losses, performance fee deposits related to our private label credit card, as well as amounts maintained in escrow accounts related to our recent acquisitions. During Fiscal 2011, the agreement between DFS and CIT was terminated and the restricted cash that was held on deposit was returned to CIT. The balance at January 28, 2011 was primarily related to various escrow accounts in connection with our acquisitions.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at January 28, 2011:

		Payments Due by Period
		Fiscal	Fiscal	Fiscal
	Total	2012	2013-2014	2015-2016	Thereafter
	(in millions)
Contractual cash obligations:
Principal payments on long term debt	$5,050	$-	$1,750	$1,200	$2,100
Operating leases	375	106	124	77	68
Purchase obligations	365	293	71	1	-
Interest	2,356	220	402	292	1,442
Current portion of uncertain tax positions(a)	-	-	-	-	-

Contractual cash obligations	$8,146	$619	$2,347	$1,570	$3,610

(a)	We had approximately $2.3 billion in additional liabilities associated with uncertain tax positions that are not expected to be liquidated in Fiscal 2012. We are unable to reliably estimate the expected payment dates for these additional non-current liabilities.

Principal Payments on Long Term Debt — Our expected principal cash payments related to long term debt are exclusive of hedge accounting adjustments or discounts and premiums. We have outstanding long-term unsecured notes with varying maturities. For additional information, see Note 5 of Notes to Consolidated Financial Statements under “Part II — Item 8 — Financial Statements and Supplementary Data”.

Operating Leases — We lease property and equipment, manufacturing facilities, and office space under non-cancellable leases. Certain of these leases obligate us to pay taxes, maintenance, and repair costs.

Purchase Obligations — Purchase obligations are defined as contractual obligations to purchase goods or services that are enforceable and legally binding on us. These obligations specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include contracts that may be canceled without penalty.

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

Purchase obligations decreased approximately $18 million from January 29, 2010, to $365 million at January 28, 2011. The decrease was primarily due to the fulfillment of commitments to purchase key components and services, partially offset by the renewal of or entry into new purchase contracts.

Interest — See Note 5 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for further discussion of our debt and related interest expense.

Risk Factors Affecting Our Business and Prospects

There are numerous significant risks that affect our business, operating results, financial condition, and prospects. Many of these risks are beyond our control. These risks include those relating to:

•	intense competition;
•	our cost efficiency measures;
•	our ability to manage effectively the change involved in implementing our strategic initiatives;
•	our ability to manage solutions, product, and services transitions in an effective manner;
•	adverse global economic conditions and instability in financial markets;
•	our ability to generate substantial non-U.S. net revenue;
•	weak economic conditions and additional regulation affecting our financial services activities;
•	our ability to achieve favorable pricing from our vendors;
•	our ability to deliver quality products and services;
•	our reliance on vendors for products and components, including reliance on several single-sourced or limited-source suppliers;
•	successful implementation of our acquisition strategy;
•	our product, customer, and geographic sales mix, or seasonal sales trends;
•	access to the capital markets by us and some of our customers;
•	loss of government contracts;
•	temporary suspension or debarment from contracting with U.S. federal, state, and local governments as a result of our settlement of the SEC investigation;
•	customer terminations, of or pricing changes in, services contracts, or our failure to perform as we anticipate at the time we enter into services contracts;
•	our ability to develop, obtain or protect licenses to intellectual property developed by us or by others on commercially reasonable and competitive terms;
•	information technology and manufacturing infrastructure disruptions or breaches of data security;
•	our ability to hedge effectively our exposure to fluctuations in foreign currency exchange rates and interest rates;
•	counterparty default;
•	unfavorable results of legal proceedings;
•	expiration of tax holidays or favorable tax rate structures, or unfavorable outcomes in tax audits and other tax compliance matters;
•	our ability to attract, retain, and motivate key personnel;
•	our ability to maintain strong internal controls;
•	our compliance with current and changing environmental and safety laws; and
•	the effect of armed hostilities, terrorism, natural disasters, and public health issues.

For a discussion of these risk factors affecting our business, operating results, financial conditions, and prospects, see “Part I — Item 1A — Risk Factors.”

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP. The preparation of financial statements in accordance with GAAP requires certain estimates, assumptions, and judgments to be made that may affect our Consolidated Statements of Financial Position and Consolidated Statement of Income. We believe our most critical accounting policies relate to revenue recognition, business combinations, warranty liabilities, income taxes, and loss contingencies. We have discussed the development, selection, and disclosure of our critical accounting policies with the Audit Committee of our Board of Directors. These critical accounting policies and our other accounting policies are also described in Note 1 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Revenue Recognition and Related Allowances — We enter into contracts to sell our products, software and services and frequently enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware, software, peripherals, and services. We use general revenue recognition accounting guidance for hardware, software bundled with hardware that is essential to the functionality of the hardware, peripherals, and certain services. We recognize revenue for these products when it is realized or realizable and earned. Revenue is considered realized and earned when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; Dell’s fee to its customer is fixed and determinable; and collection of the resulting receivable is reasonably assured. We recognize revenue in accordance with industry specific software accounting guidance for all software that is not essential to the functionality to the hardware. Judgments and estimates are necessary to ensure compliance with GAAP. These judgments include the allocation of the proceeds received from an arrangement to the multiple elements, and the appropriate timing of revenue recognition. Most of our products and services qualify as separate units of accounting. We allocate revenue to all deliverables based on their relative selling prices. GAAP requires a hierarchy to be used to determine the selling price for allocating revenue to deliverables; (1) vendor-specific objective evidence (“VSOE”); (ii) third-party evidence of selling price (“TPE”); and (iii) best estimate of the selling price (“ESP”). A majority of our product and service offerings are sold on a standalone basis. Because selling price is generally available based on standalone sales, we have limited application of TPE, as determined by comparison of pricing for products and services to the pricing of similar products and services as offered by Dell or its competitors in standalone sales to similarly situated customers.

We offer extended warranty and service contracts to customers that extend and/or enhance the technical support, parts, and labor coverage offered as part of the base warranty included with the product. Revenue from extended warranty and service contracts, for which we are obligated to perform, is recorded as deferred revenue and subsequently recognized on a straight-line basis over the term of the contract or when the service is completed. Revenue from sales of third-party extended warranty and service contracts, which we are not obligated to perform, is recognized on a net basis at the time of sale. All other revenue is recognized on a gross basis.

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

We sell our products directly to customers as well as through indirect channels, including retailers. Sales through our indirect channels are primarily made under agreements allowing for limited rights of return, price protection, rebates, and marketing development funds. We have generally limited the return rights through contractual caps. Our policy for sales to indirect channels is to defer, until the return period is over, the full amount of revenue relative to sales for which the rights of return apply unless there is sufficient historical data to establish reasonable and reliable estimates of returns. To the extent price protection or return rights are not limited and a reliable estimate cannot be made, all of the revenue and related cost are deferred until the product has been sold to the end-user or the rights expire. We record estimated reductions to revenue or an expense for indirect channel programs at the later of the offer or the time revenue is recognized.

We report revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

Business Combinations and Intangible Assets Including Goodwill — We account for business combinations using the acquisition method of accounting and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase prices allocable to goodwill. All acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset and assessed for impairment thereafter until completion, at which point the asset is amortized over its expected useful life. Any restructuring charges associated with a business combination are expensed subsequent to the acquisition date. The application of business combination and impairment accounting requires the use of significant estimates and assumptions.

The results of operations of acquired businesses are included in our Consolidated Financial Statements from the acquisition date.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in the second fiscal quarter, or sooner if an indicator of impairment occurs. To determine whether goodwill is impaired, we determine the fair values of each of our reportable business units using a discounted cash flow methodology and then compare the fair values to the carrying values of each reportable business unit. We concluded that there were no impairment triggering events during Fiscal 2011. At the end of the second quarter of Fiscal 2011, the annual testing period, our market capitalization, including common stock held by affiliates, was $25.7 billion compared to stockholders’ equity of $6.2 billion. We have determined that a 10% decrease in the fair value of any one of our reporting units as of January 28, 2011 would have no impact on the carrying value of our goodwill. Though we believe our estimates are reasonable, these fair values require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

Warranty Liabilities — We record warranty liabilities at the time of sale for the estimated costs that may be incurred under the terms of the limited warranty. The specific warranty terms and conditions vary depending upon the product sold and the country in which we do business, but generally include technical support, parts, and labor over a period ranging from one to three years. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy our warranty obligation. The anticipated rate of warranty claims is the primary factor impacting our estimated warranty obligation. The other factors are less significant due to the fact that the average remaining aggregate warranty period of the covered installed base is approximately 15 months, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at pre-established amounts with service providers. Warranty claims are reasonably predictable based on historical experience of failure rates. If actual results differ from our estimates, we revise our estimated warranty liability to reflect such changes. Each quarter, we reevaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

Income Taxes — We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide related valuation allowances for deferred tax assets, where appropriate. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Additionally, we use tax planning strategies as a part of our global tax compliance program. Judgments and interpretation of statutes are inherent in this process.

While we believe our tax return positions are sustainable, we recognize tax benefits from uncertain tax positions in the financial statements only when it is more likely than not that the positions will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s administrative practices and precedents. The determination of income tax expense related to these positions requires management judgment as well as use of estimates. We believe we have provided adequate reserves for all uncertain tax positions.

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

New Accounting Pronouncements

Revenue Arrangements with Multiple Elements and Revenue Arrangements with Software Elements — In September 2009, the Emerging Issues Task Force of the FASB reached a consensus on two issues which affects the timing of revenue recognition. The first consensus changes the level of evidence of standalone selling price required to separate deliverables in a multiple deliverable revenue arrangement by allowing a company to make its best estimate of the selling price of deliverables when more objective evidence of selling price is not available and eliminates the residual method. The consensus applies to multiple deliverable revenue arrangements that are not accounted for under other accounting pronouncements and retains the use of VSOE if available and third-party evidence of selling price or estimated selling price when VSOE is unavailable. The second consensus excludes sales of tangible products that contain essential software elements, that is, software enabled devices, from the scope of revenue recognition requirements for software arrangements. We elected to early adopt this accounting guidance at the beginning of the first quarter of Fiscal 2011 on a prospective basis for applicable transactions originating or materially modified after January 29, 2010. The adoption of this guidance did not have a material impact to our consolidated financial statements.

Variable Interest Entities and Transfers of Financial Assets and Extinguishments of Liabilities — In June 2009, the FASB issued a new pronouncement on transfers of financial assets and extinguishments of liabilities, which removes the concept of a qualifying special purpose entity and removes the exception from applying variable interest entity accounting to qualifying special-purpose entities. The pronouncement on variable interest entities requires an entity to perform an ongoing analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. The pronouncements were effective for fiscal years beginning after November 15, 2009. We adopted the pronouncements at the beginning of the first quarter of Fiscal 2011. The adoption of these two pronouncements resulted in the consolidation of our two qualifying special purpose entities. See Note 4 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for additional information on the impact of consolidation to our financial position, net income, and cash flows.

Credit Quality of Financing Receivables and the Allowance for Credit Losses — In July 2010, FASB issued an accounting pronouncement that requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses. The new disclosures require information for both the financing receivables and the related allowance for credit losses at more disaggregated levels. Disclosures related to information as of the end of a reporting period became effective for us in Fiscal 2011. Specific disclosures regarding activities that occur during a reporting period will be required for us beginning in the first quarter of Fiscal 2012. As these changes only relate to disclosures, they will not have an impact on our consolidated financial results.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item 7A is included in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” and is incorporated herein by reference.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Dell Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dell Inc. and its subsidiaries (the “Company”) at January 28, 2011 and January 29, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 1, in Fiscal 2011, the Company changed the manner in which it accounts for variable interest entities and transfers of financial assets and extinguishments of liabilities; and, in Fiscal 2010, the Company changed the manner in which it accounts for business combinations.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Austin, Texas
March 15, 2011

DELL INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	January 28,	January 29,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$13,913	$10,635
Short-term investments	452	373
Accounts receivable, net	6,493	5,837
Financing receivables, net	3,643	2,706
Inventories, net	1,301	1,051
Other current assets	3,219	3,643

Total current assets	29,021	24,245
Property, plant, and equipment, net	1,953	2,181
Investments	704	781
Long-term financing receivables, net	799	332
Goodwill	4,365	4,074
Purchased intangible assets, net	1,495	1,694
Other non-current assets	262	345

Total assets	$38,599	$33,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$851	$663
Accounts payable	11,293	11,373
Accrued and other	4,181	3,884
Short-term deferred services revenue	3,158	3,040

Total current liabilities	19,483	18,960
Long-term debt	5,146	3,417
Long-term deferred services revenue	3,518	3,029
Other non-current liabilities	2,686	2,605

Total liabilities	30,833	28,011

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 3,369 and 3,351, respectively; shares outstanding: 1,918 and 1,957, respectively	11,797	11,472
Treasury stock at cost: 976 and 919 shares, respectively	(28,704)	(27,904)
Retained earnings	24,744	22,110
Accumulated other comprehensive loss	(71)	(37)

Total stockholders’ equity	7,766	5,641

Total liabilities and stockholders’ equity	$38,599	$33,652

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2011	2010	2009
Net revenue:
Products	$50,002	$43,697	$52,337
Services, including software related	11,492	9,205	8,764

Total net revenue	61,494	52,902	61,101

Cost of net revenue:
Products	42,068	37,534	44,670
Services, including software related	8,030	6,107	5,474

Total cost of net revenue	50,098	43,641	50,144

Gross margin	11,396	9,261	10,957

Operating expenses:
Selling, general, and administrative	7,302	6,465	7,102
Research, development, and engineering	661	624	665

Total operating expenses	7,963	7,089	7,767

Operating income	3,433	2,172	3,190

Interest and other, net	(83)	(148)	134

Income before income taxes	3,350	2,024	3,324

Income tax provision	715	591	846

Net income	$2,635	$1,433	$2,478

Earnings per share:
Basic	$1.36	$0.73	$1.25

Diluted	$1.35	$0.73	$1.25

Weighted-average shares outstanding:
Basic	1,944	1,954	1,980
Diluted	1,955	1,962	1,986

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2011	2010	2009
Cash flows from operating activities:
Net income	$2,635	$1,433	$2,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	970	852	769
Stock-based compensation	332	312	418
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(4)	59	(115)
Deferred income taxes	(45)	(52)	86
Provision for doubtful accounts — including financing receivables	382	429	310
Other	26	102	34
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(707)	(660)	480
Financing receivables	(709)	(1,085)	(302)
Inventories	(248)	(183)	309
Other assets	516	(225)	(106)
Accounts payable	(151)	2,833	(3,117)
Deferred services revenue	551	135	663
Accrued and other liabilities	421	(44)	(13)

Change in cash from operating activities	3,969	3,906	1,894

Cash flows from investing activities:
Investments:
Purchases	(1,360)	(1,383)	(1,584)
Maturities and sales	1,358	1,538	2,333
Capital expenditures	(444)	(367)	(440)
Proceeds from sale of facility and land	18	16	44
Purchase of financing receivables	(430)	-	-
Collections on purchased financing receivables	69	-	-
Acquisition of business, net of cash received	(376)	(3,613)	(176)

Change in cash from investing activities	(1,165)	(3,809)	177

Cash flows from financing activities:
Repurchase of common stock	(800)	-	(2,867)
Issuance of common stock under employee plans	12	2	79
Issuance (repayment) of commercial paper (maturity 90 days or less), net	(176)	76	100
Proceeds from debt	3,069	2,058	1,519
Repayments of debt	(1,630)	(122)	(237)
Other	2	(2)	-

Change in cash from financing activities	477	2,012	(1,406)

Effect of exchange rate changes on cash and cash equivalents	(3)	174	(77)

Change in cash and cash equivalents	3,278	2,283	588
Cash and cash equivalents at beginning of the period	10,635	8,352	7,764

Cash and cash equivalents at end of the period	$13,913	$10,635	$8,352

Income tax paid	$435	$434	$800
Interest paid	$188	$151	$74

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock
	and Capital
	in Excess					Accumulated
	of Par Value					Other
	Issued		Treasury Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income/(Loss)	Total
Balances at February 1, 2008	3,320	$10,589	785	$(25,037)	$18,199	$(16)	$3,735
Net income	-	-	-	-	2,478	-	2,478
Change in net unrealized gain or loss on investments, net of taxes	-	-	-	-	-	(29)	(29)
Foreign currency translation adjustments	-	-	-	-	-	5	5
Change in net unrealized gain or loss on derivative instruments, net of taxes	-	-	-	-	-	349	349

Total comprehensive income	-	-	-	-	-	-	2,803
Stock issuances under employee plans and other(a)	18	173	-	-	-	-	173
Repurchases of common stock	-	-	134	(2,867)	-	-	(2,867)
Stock-based compensation expense	-	419	-	-	-	-	419
Net tax benefit from employee stock plans	-	8	-	-	-	-	8

Balances at January 30, 2009	3,338	11,189	919	(27,904)	20,677	309	4,271
Net income	-	-	-	-	1,433	-	1,433
Change in net unrealized gain or loss on investments, net of taxes	-	-	-	-	-	6	6
Foreign currency translation adjustments	-	-	-	-	-	(29)	(29)
Change in net unrealized gain or loss on derivative instruments, net of taxes	-	-	-	-	-	(323)	(323)

Total comprehensive income	-	-	-	-	-	-	1,087
Stock issuances under employee plans and other(a)	13	3	-	-	-	-	3
Stock-based compensation expense	-	312	-	-	-	-	312
Net tax shortfall from employee stock plans	-	(32)	-	-	-	-	(32)

Balances at January 29, 2010	3,351	11,472	919	(27,904)	22,110	(37)	5,641
Net income	-	-	-	-	2,635	-	2,635
Adjustment to consolidate variable interest entities	-	-	-	-	(1)	-	(1)
Change in net unrealized gain or loss on investments, net of taxes	-	-	-	-	-	(1)	(1)
Foreign currency translation adjustments	-	-	-	-	-	79	79
Change in net unrealized gain or loss on derivative instruments, net of taxes	-	-	-	-	-	(112)	(112)

Total comprehensive income	-	-	-	-	-	-	2,600
Stock issuances under employee plans and other(a)	18	7	-	-	-	-	7
Repurchases of common stock	-	-	57	(800)	-	-	(800)
Stock-based compensation expense	-	332	-	-	-	-	332
Net tax shortfall from employee stock plans	-	(14)	-	-	-	-	(14)

Balances at January 28, 2011	3,369	$11,797	976	$(28,704)	$24,744	$(71)	$7,766

(a)	Stock issuance under employee plans is net of shares held for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — Dell Inc., a Delaware corporation (both individually and together with its consolidated subsidiaries, “Dell”), offers a broad range of technology product categories, including mobility products, desktop PCs, software and peripherals, servers and networking products, storage, and services. Dell sells its products and services directly to customers through dedicated sales representatives, telephone-based sales, and online at www.dell.com, and through a variety of indirect sales channels. Dell’s business segments are Large Enterprise, Public, Small and Medium Business and Consumer. References to Commercial business refer to Large Enterprise, Public, and Small and Medium Business.

Fiscal Year — Dell’s fiscal year is the 52 or 53 week period ending on the Friday nearest January 31. The fiscal years ended January 28, 2011, January 29, 2010, and January 30, 2009, included 52 weeks.

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

Cash and Cash Equivalents — All highly liquid investments, including credit card receivables due from banks, with original maturities of three months or less at date of purchase, are reported at fair value and are considered to be cash equivalents. All other investments not considered to be cash equivalents are separately categorized as investments.

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

Dell reviews its investment portfolio quarterly to determine if any investment is other than temporarily impaired. Dell determines an impairment is other than temporary when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery in value or it is not expected to recover its entire amortized cost basis (“credit related loss”). However, if Dell does not expect to sell a debt security, it still evaluates expected cash flows to be received and determines if a credit-related loss exists. In the event of a credit-related loss, only the amount of impairment associated with the credit-related loss is recognized in earnings. Amounts relating to factors other than credit-related losses are recorded in other comprehensive income. See Note 3 of Notes to the Consolidated Financial Statements for additional information.

Financing Receivables — Financing receivables consist of customer receivables, residual interest and retained interest in securitized receivables. Customer receivables include revolving loans and fixed-term leases and loans resulting from the sale of Dell products and services. Based on how Dell assesses risk and determines the appropriate allowance levels, Dell has two portfolio segments, (1) fixed-term leases and loans and (2) revolving loans. Portfolio segments are further segregated into classes based on operating segment and whether the receivable was owned by Dell since its inception or was purchased subsequent to its inception. Financing receivables are presented net of the allowance for losses. See Note 4 of Notes to Consolidated Financial Statements for additional information.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset Securitization — Dell enters into securitization transactions to transfer certain financing receivables for fixed-term leases and loans to special purpose entities. During Fiscal 2011, Dell adopted the new accounting guidance that removes the concept of a qualifying special purpose entity and removes the exception from applying variable interest entity accounting. The adoption of the new guidance requires an entity to perform an ongoing analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. The adoption of the new guidance resulted in Dell’s consolidation of its two qualifying special purpose entities with asset securitizations now being accounted for as secured borrowings. See Note 4 of Notes to Consolidated Financial Statements for additional information on the impact of the consolidation.

Prior to Fiscal 2011, these receivables were removed from the Consolidated Statement of Financial Position at the time they were sold. Receivables were considered sold when the receivables were transferred beyond the reach of Dell’s creditors, the transferee had the right to pledge or exchange the assets, and Dell had surrendered control over the rights and obligations of the receivables. Gains and losses from the sale of fixed-term leases and loans were recognized in the period the sale occurred, based upon the relative fair value of the assets sold and the remaining retained interest. Retained interest was recognized at fair value with any changes in fair value recorded in earnings. In estimating the value of retained interest, Dell made a variety of financial assumptions, including pool credit losses, payment rates, and discount rates. These assumptions were supported by both Dell’s historical experience and anticipated trends relative to the particular receivable pool.

Allowance for Doubtful Accounts — Dell recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized as selling, general, and administrative expense.

Allowance for Financing Receivables Losses — Dell recognizes an allowance for losses on financing receivables in an amount equal to the probable losses net of recoveries. The allowance for losses is generally determined at the aggregate portfolio level based on a variety of factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. Customer account principal and interest are charged to the allowance for losses when an account is deemed to be uncollectible or when the account is 180 days delinquent. While Dell does not place financing receivables on non-accrual status during the delinquency period, accrued interest is included in the allowance for loss calculation and Dell is therefore adequately reserved in the event of charge off. Recoveries on receivables previously charged off as uncollectible are recorded to the allowance for financing receivables losses. The expense associated with the allowance for financing receivables losses is recognized as cost of net revenue. Both fixed and revolving receivable loss rates are affected by macro-economic conditions including the level of GDP growth, unemployment rates, the level of commercial capital equipment investment, and the credit quality of the borrower. See Note 4 of Notes to Consolidated Financial Statements for additional information.

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. Dell reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.

Business Combinations and Intangible Assets Including Goodwill — During Fiscal 2010, Dell adopted the new guidance from the Financial Accounting Standards Board (“FASB”) on business combinations and non-controlling interests. Dell accounts for business combinations using the acquisition method of accounting and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase prices allocable to goodwill. All acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset and assessed for impairment thereafter until completion, at which point the asset is amortized over its expected useful life. Any restructuring charges associated with a business combination are expensed subsequent to the acquisition date. The results of operations of acquired businesses are included in the Consolidated Financial Statements from the acquisition date.

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. They are generally amortized on a non-straight line approach based on the associated projected cash flows in order to match the amortization pattern to the pattern in which the economic benefits of the assets are expected to be consumed. Intangible assets are reviewed for impairment if indicators of potential impairment exist. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in the second fiscal quarter, or sooner if an indicator of impairment occurs.

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

Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of monetary assets and liabilities are included in interest and other, net. See Note 6 of Notes to Consolidated Financial Statements for additional information.

Hedging Instruments — Dell uses derivative financial instruments, primarily forwards, options, and swaps, to hedge certain foreign currency and interest rate exposures. The relationships between hedging instruments and hedged items are formally documented, as well as the risk management objectives and strategies for undertaking hedge transactions. Dell does not use derivatives for speculative purposes.

All derivative instruments are recognized as either assets or liabilities on the Consolidated Statements of Financial Position and are measured at fair value. Hedge accounting is applied based upon the criteria established by accounting guidance for derivative instruments and hedging activities. Derivatives are assessed for hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. Any hedge ineffectiveness is recognized currently in earnings as a component of interest and other, net. Dell’s hedge portfolio includes derivatives designated as both cash flow and fair value hedges.

For derivative instruments that are designated as cash flow hedges, hedge ineffectiveness is measured by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item, both of which are based on forward rates. Dell records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income (loss) (“OCI”), as a separate component of

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stockholders’ equity and reclassifies the gain or loss into earnings in the period during which the hedged transaction is recognized in earnings.

For derivatives that are designated as fair value hedges, hedge ineffectiveness is measured by calculating the periodic change in the fair value of the hedge contract and the periodic change in the fair value of the hedged item. To the extent that these fair value changes do not fully offset each other, the difference is recorded as ineffectiveness in earnings as a component of interest and other, net.

For derivatives that are not designated as hedges or do not qualify for hedge accounting treatment, Dell recognizes the change in the instrument’s fair value currently in earnings as a component of interest and other, net.

Cash flows from derivative instruments are presented in the same category on the Consolidated Statements of Cash Flows as the cash flows from the underlying hedged items. See Note 6 of Notes to Consolidated Financial Statements for a full description of Dell’s derivative financial instrument activities.

Treasury Stock — Dell accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Revenue Recognition — Net revenues include sales of hardware, software and peripherals, and services. Dell recognizes revenue for these products when it is realized or realizable and earned. Revenue is considered realized and earned when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; Dell’s fee to its customer is fixed and determinable; and collection of the resulting receivable is reasonably assured. Dell classifies revenue and cost of revenue related to standalone software sold with Post Contract Support (“PCS”) in the same line item as services on the Consolidated Statements of Income. Services revenue and cost of services revenue captions on the Consolidated Statements of Income include Dell’s services and software from Dell’s software and peripherals product category. This software revenue and related costs include software license fees and related PCS that is sold separately from computer systems through Dell’s software and peripherals product category.

Products

Revenue from the sale of products is recognized when title and risk of loss passes to the customer. Delivery is considered complete when products have been shipped to Dell’s customer, title and risk of loss has transferred to the customer, and customer acceptance has been satisfied. Customer acceptance is satisfied through obtaining acceptance from the customer, the acceptance provision lapses, or Dell has evidence that the acceptance provisions have been satisfied.

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

Dell sells its products directly to customers as well as through indirect channels, including retailers. Sales through Dell’s indirect channels are primarily made under agreements allowing for limited rights of return, price protection, rebates, and marketing development funds. Dell has generally limited the return rights through contractual caps. Dell’s policy for sales through indirect channels is to defer the full amount of revenue relative to sales for which the rights of return apply unless there is sufficient historical data to establish reasonable and reliable estimates of returns. To the extent price protection or return rights are not limited and a reliable estimate cannot be made, all of the revenue and related costs are deferred until the product has been sold to the end-user or the rights expire. Dell records estimated reductions to

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revenue or an expense for indirect channel programs at the later of the offer or the time revenue is recognized.

Dell defers the cost of shipped products awaiting revenue recognition until revenue is recognized.

Services

Services include transactional, outsourcing and project-based offerings. Revenue is recognized for services contracts as earned, which is generally on a straight line basis over the term of the contract or on a proportional performance basis as the services are rendered and Dell’s obligations are fulfilled. Revenue from time and materials or cost-plus contracts is recognized as the services are performed. Revenue from fixed price contracts is recognized on a straight line basis, unless revenues is earned and obligations are fulfilled in a different pattern. These service contracts may include provisions for cancellation, termination, refunds, or service level adjustments. These contract provisions would not have a significant impact on recognized revenue as Dell generally recognizes revenue for these contracts as the services are performed.

For sales of extended warranties with a separate contract price, Dell defers revenue equal to the separately stated price. Revenue associated with undelivered elements is deferred and recorded when delivery occurs or services are provided. Revenue from extended warranty and service contracts, for which Dell is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract on a straight-line basis.

Revenue from sales of third-party extended warranty and service contracts or software PCS, for which Dell is not obligated to perform, and for which Dell does not meet the criteria for gross revenue recognition under the guidance of the FASB , is recognized on a net basis. All other revenue is recognized on a gross basis.

Software

The Company recognizes revenue in accordance with industry specific software accounting guidance for all software and PCS that are not essential to the functionality of the hardware. Accounting for software that is essential to the functionality of the hardware is accounted for as specified below in “Multiple Deliverables”. Dell has established vendor specific objective evidence (“VSOE”) on a limited basis for certain software offerings. When Dell has not established VSOE to support a separation of the software license and PCS elements, the revenue and related costs are generally recognized over the term of the agreement.

As more fully explained in Recently Issued and Adopted Accounting Pronouncements below, effective with the first quarter of Fiscal 2011, certain Dell storage products are no longer included in the scope of the software revenue recognition guidance. Prior to the new guidance, Dell established fair value for PCS for these products based on VSOE and used the residual method to allocate revenue to the delivered elements. Under the new guidance, the revenue for what was previously deemed PCS is now considered part of a multiple deliverable arrangement. As such, any discount is allocated to all elements based on the relative selling price of both delivered and undelivered elements. The impact of applying this new guidance was not material to Dell’s Consolidated Financial Statements for Fiscal 2011 or 2010.

Multiple Deliverables

Dell’s multiple deliverable arrangements generally include hardware products that are sold with essential software or services such as extended warranty, installation, maintenance, and other services contracts. The nature and terms of these multiple deliverable arrangements will vary based on the customized needs of Dell’s customers. Each of these deliverables in an arrangement typically represents a separate unit of accounting. Dell’s service contracts may include a combination of services arrangements including

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deployment, asset recovery, recycling, IT outsourcing, consulting, applications development, applications maintenance, and business process services. As more fully explained in Recently Issued and Adopted Accounting Pronouncements below, effective with the first quarter of Fiscal 2011, Dell allocated revenue to all deliverables based on their relative selling prices. The new guidance permits a company to make its best estimate of the selling price of deliverables when more objective evidence of selling price is not available. The hierarchy to be used to determine the selling price to be used for allocating revenue to deliverables is: (1) VSOE, (2) third-party evidence of selling price (“TPE”), and (3) best estimate of the selling price (“ESP”). A majority of Dell product and service offerings are sold on a standalone basis. Because selling price is generally available based on standalone sales, Dell has limited application of TPE, as determined by comparison of pricing for products and services to the pricing of similar products and services as offered by Dell or its competitors in standalone sales to similarly situated customers. As new products are introduced in future periods, Dell may be required to use TPE or ESP, depending on the specific facts at the time.

For Fiscal 2010 and Fiscal 2009, pursuant to the previous guidance for Revenue Arrangements with Multiple Deliverables, Dell allocated revenue from multiple element arrangements to the elements based on the relative fair value of each element, which was generally based on the relative sales price of each element when sold separately. The adoption of the new guidance in the first quarter of Fiscal 2011 did not change the manner in which Dell accounts for its multiple deliverable arrangements as Dell did not use the residual method for the majority of its offerings and its services offerings are generally sold on a standalone basis where evidence of selling price is available.

Other

Dell records revenue from the sale of equipment under sales-type leases as product revenue at the inception of the lease. Sales-type leases also produce financing income, which is included in net revenue in the Consolidated Statement of Income and is recognized at consistent rates of return over the lease term. Customer revolving loan financing income is also included in net revenue and recognized on an accrual basis.

Dell reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

Warranty Liabilities — Dell records warranty liabilities for its standard limited warranty at the time of sale for the estimated costs that may be incurred under its limited warranty. The specific warranty terms and conditions vary depending upon the product sold and the country in which Dell does business, but generally includes technical support, parts, and labor over a period ranging from one to three years. Factors that affect Dell’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy Dell’s warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the estimated warranty obligation. The other factors are less significant due to the fact that the average remaining aggregate warranty period of the covered installed base is approximately 15 months, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at pre-established amounts with service providers. Warranty claims are relatively predictable based on historical experience of failure rates. If actual results differ from the estimates, Dell revises its estimated warranty liability. Each quarter, Dell reevaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Shipping Costs — Dell’s shipping and handling costs are included in cost of sales in the Consolidated Statements of Income.

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

Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Dell calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment and interpretation of statutes are required. Additionally, Dell uses tax planning strategies as a part of its global tax compliance program. Judgments and interpretation of statutes are inherent in this process.

The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Dell recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s administrative practices and precedents.

Comprehensive Income — Dell’s comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified as available-for-sale, foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging.

Earnings Per Share — Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. See Note 13 of Notes to Consolidated Financial Statements for further information on earnings per share.

Stock-Based Compensation — Dell measures stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards at grant-date. The cost of restricted stock units and performance-based restricted stock units are determined using the fair market value of Dell’s common stock on the date of grant. Dell also has a limited number of performance-based units that include a market-based condition. The fair value of the market-condition and performance-condition portion of the award is estimated using the Monte Carlo simulation valuation model. The expense recognized for these market-condition and performance-condition based awards were not material for Fiscal 2011. The fair values of stock option awards are estimated using a Black-Scholes valuation model. The compensation costs of stock options, restricted stock units, and awards with a cliff vesting feature are recognized net of any estimated forfeitures on a straight-line basis over the employee requisite service period. Compensation cost for performance based awards is recognized on a graded accelerated basis net of estimated forfeitures over the requisite service period. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for differences in actual forfeitures from those estimates. See Note 15 of Notes to Consolidated Financial Statements included for further discussion of stock-based compensation.

Recently Issued and Adopted Accounting Pronouncements

Revenue Arrangements with Multiple Elements and Revenue Arrangements with Software Elements — In September 2009, the Emerging Issues Task Force of the FASB reached a consensus on two issues which affects the timing of revenue recognition. The first consensus changes the level of evidence of standalone selling price required to separate deliverables in a multiple deliverable revenue arrangement by allowing a company to make its best estimate of the selling price of deliverables when more objective evidence of selling price is not available and eliminates the residual method. The consensus applies to multiple deliverable revenue arrangements that are not accounted for under other accounting pronouncements and retains the use of VSOE if available and third-party evidence of selling price when VSOE is unavailable. The second consensus excludes sales of tangible products that contain essential software elements, that is, software enabled devices, from the scope of revenue recognition requirements for software arrangements. Dell elected to early adopt this accounting guidance at the beginning of the first quarter of Fiscal 2011 on a prospective basis for applicable transactions originating or materially modified after January 29, 2010. The adoption of this guidance did not have a material impact to Dell’s consolidated financial statements.

Variable Interest Entities and Transfers of Financial Assets and Extinguishments of Liabilities — In June 2009, the FASB issued a new pronouncement on transfers of financial assets and extinguishments of liabilities which removes the concept of a qualifying special purpose entity and removes the exception from applying variable interest entity accounting to qualifying special purpose entities. See “Asset Securitization” above for more information.

Credit Quality of Financing Receivables and the Allowance for Credit Losses — In July 2010, FASB issued a new pronouncement that requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses. The new disclosures require information for both the financing receivables and the related allowance for credit losses at more disaggregated levels. Disclosures related to information as of the end of a reporting period became effective for Dell in Fiscal 2011. Specific disclosures regarding activities that occur during a reporting period will be required for Dell beginning in the first quarter of Fiscal 2012. As these changes relate only to disclosures, they will not have an impact on Dell’s consolidated financial results.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — FAIR VALUE MEASUREMENTS

The following table presents Dell’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of January 28, 2011, and January 29, 2010:

	January 28, 2011				January 29, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted				Quoted
	Prices				Prices
	in Active	Significant			in Active	Significant
	Markets for	Other	Significant		Markets for	Other	Significant
	Identical	Observable	Unobservable		Identical	Observable	Unobservable
	Assets	Inputs	Inputs		Assets	Inputs	Inputs
	(in millions)
Assets:
Cash equivalents:
Money market funds	$6,261	$-	$-	$6,261	$7,729	$-	$-	$7,729
Commercial Paper	-	2,945	-	2,945	-	197	-	197
U.S. government and agencies	-	1,699	-	1,699	-	-	-	-
Debt Securities:
U.S. government and agencies	-	79	-	79	-	66	-	66
U.S. corporate	-	464	32	496	-	553	30	583
International corporate	-	457	-	457	-	391	-	391
State and municipal governments	-	-	-	-	-	2	-	2
Equity and other securities	-	109	-	109	-	90	-	90
Retained interest	-	-	-	-	-	-	151	151
Derivative instruments	-	27	-	27	-	96	-	96

Total assets	$6,261	$5,780	$32	$12,073	$7,729	$1,395	$181	$9,305

Liabilities:
Derivative instruments	$-	$28	$-	$28	$-	$12	$-	$12

Total liabilities	$-	$28	$-	$28	$-	$12	$-	$12

The following section describes the valuation methodologies Dell uses to measure financial instruments at fair value:

Cash Equivalents — The majority of Dell’s cash equivalents in the above table consists of money market funds, commercial paper, including corporate and asset-backed commercial paper, and U.S. government and agencies, all with original maturities of less than ninety days and are valued at fair value which approximates cost. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. When quoted prices are not available, Dell utilizes a pricing service to assist in obtaining fair value pricing. Dell conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Debt Securities — The majority of Dell’s debt securities consists of various fixed income securities such as U.S. government and agencies, U.S. and international corporate, and state and municipal bonds. Dell utilizes a pricing service to assist management in measuring fair value pricing for the majority of this investment portfolio. Valuation is based on pricing models whereby all significant inputs, including benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers and other market related data, are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. Inputs are documented in accordance with the fair value measurements hierarchy. Dell conducts reviews on a quarterly basis to

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

verify pricing, assess liquidity, and determine if significant valuation inputs have changed that would impact the fair value hierarchy disclosure. The Level 3 position as of January 28, 2011, and January 29, 2010, represents a convertible debt security that Dell was unable to corroborate with observable market data. The investment is valued at cost plus accrued interest as this is management’s best estimate of fair value.

Equity and Other Securities — The majority of Dell’s investments in equity and other securities consists of various mutual funds held in Dell’s Deferred Compensation Plan. The valuation of these securities is based on pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data.

Retained Interest — The fair value of the retained interest was determined using a discounted cash flow model. Significant assumptions to the model included pool credit losses, payment rates, and discount rates. These assumptions were supported by both historical experience and anticipated trends relative to the particular receivable pool. Retained interest in securitized receivables was included in financing receivables, short-term and long-term, on the Consolidated Statements of Financial Position. During the first quarter of Fiscal 2011, Dell consolidated its previously unconsolidated special purpose entities and as a result, the retained interest as of January 29, 2010, was eliminated. See Note 4 of Notes to Consolidated Financial Statements for additional information about the consolidation of Dell’s previously unconsolidated special purpose entities.

Derivative Instruments — Dell’s derivative financial instruments consist primarily of foreign currency forward and purchased option contracts, and interest rate swaps. The fair value of the portfolio is determined using valuation models based on market observable inputs, including interest rate curves, forward and spot prices for currencies, and implied volatilities. Credit risk is factored into the fair value calculation of Dell’s derivative instrument portfolio. For interest rate derivative instruments, credit risk is determined at the contract level with the use of credit default spreads of either Dell, when in a net liability position, or the relevant counterparty, when in a net asset position. For foreign exchange derivative instruments, credit risk is determined in a similar manner, except that the credit default spread is applied based on the net position of each counterparty with the use of the appropriate credit default spreads.

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs (Level 3) for the respective periods:

	Fiscal Year Ended
	January 28, 2011			January 29, 2010
	Retained	U.S.		Retained	U.S.
	Interest	Corporate	Total	Interest	Corporate	Total
	(in millions)
Balance at beginning of period	$151	$30	$181	$396	$27	$423
Net unrealized gains included in earnings(a)	-	2	2	26	3	29
Issuances and settlements	-	-	-	231	-	231
Transfers out of Level 3(b)	(151)	-	(151)	(502)	-	(502)

Balance at end of period	$-	$32	$32	$151	$30	$181

(a)	The unrealized gains on U.S. Corporate represents accrued interest for assets that are still held at January 28, 2011 and January 29, 2010.

(b)	See Note 4 of Notes to Consolidated Financial Statements for additional information about the impact of the special purpose entity consolidation.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis — Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the recurring fair value table above. The assets consist primarily of investments accounted for under the cost method and non-financial assets such as goodwill and intangible assets. Investments accounted for under the cost method included in equity and other securities, approximate $15 million and $22 million, on January 28, 2011, and January 29, 2010, respectively. Goodwill and intangible assets are measured at fair value initially and subsequently when there is an indicator of impairment and

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the impairment is recognized. No impairment charges of goodwill and intangible assets were recorded for the fiscal year ended January 28, 2011. See Note 8 of Notes to Consolidated Financial Statements for additional information about goodwill and intangible assets.

NOTE 3 — INVESTMENTS

The following table summarizes, by major security type, the fair value and amortized cost of Dell’s investments. All debt security investments with remaining maturities in excess of one year and substantially all equity and other securities are recorded as long-term investments in the Consolidated Statements of Financial Position.

	January 28, 2011				January 29, 2010
	Fair		Unrealized	Unrealized	Fair		Unrealized	Unrealized
	Value	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)
			(in millions)
Investments:
U.S. government and agencies	$58	$58	$-	$-	$65	$65	$-	$-
U.S. corporate	254	253	1	-	233	232	1	-
International corporate	140	140	-	-	75	75	-	-

Total short-term investments	452	451	1	-	373	372	1	-

U.S. government and agencies	21	20	1	-	1	1	-	-
U.S. corporate	242	243	-	(1)	350	349	2	(1)
International corporate	317	317	-	-	316	316	1	(1)
State and municipal governments	-	-	-	-	2	2	-	-
Equity and other securities	124	124	-	-	112	112	-	-

Total long-term investments	704	704	1	(1)	781	780	3	(2)

Total investments	$1,156	$1,155	$2	$(1)	$1,154	$1,152	$4	$(2)

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

At January 28, 2011, Dell had 68 debt securities that were in a loss position with total unrealized losses of $1 million and a corresponding fair value of $335 million. As of January 28, 2011, Dell evaluated debt securities classified as available-for-sale for other-than-temporary-impairment and the existence of credit losses and concluded no such losses should be recognized for the fiscal year ended January 28, 2011.

During Fiscal 2011, Fiscal 2010, and Fiscal 2009, gross realized gains recognized in interest and other, net were $7 million, $6 million, and $14 million, respectively. Dell recognized gross realized losses of $1 million, $4 million, and $24 million, respectively, during the same periods.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — FINANCIAL SERVICES

Dell Financial Services L.L.C.

Dell offers or arranges various financing options and services for its business and consumer customers in the U.S. through Dell Financial Services L.L.C. (“DFS”), a wholly-owned subsidiary of Dell. DFS’s key activities include the origination, collection, and servicing of customer receivables related to the purchase of Dell products and services. New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services through DFS, were approximately $3.7 billion, for both fiscal years ended January 28, 2011, and January 29, 2010, and $4.5 billion during the fiscal year ended January 30, 2009.

Dell transfers certain customer financing receivables to special purpose entities (“SPEs”). The SPEs are bankruptcy remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer receivables in the capital markets. These SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Dell’s risk of loss related to securitized receivables is limited to the amount of Dell’s right to receive collections for assets securitized exceeding the amount required to pay interest, principal, and other fees and expenses related to the asset-backed securities. Dell provides credit enhancement to the securitization in the form of over-collateralization. Prior to Fiscal 2011, the SPE that funds revolving loans was consolidated, and the two SPEs that fund fixed-term leases and loans were not consolidated. In accordance with the new accounting guidance on variable interest entities (“VIEs”), and transfers of financial assets and extinguishment of financial liabilities, Dell determined that these two SPEs would be consolidated as of the beginning of Fiscal 2011. The primary factors in this determination were the obligation to absorb losses due to the interest Dell retains in the assets transferred to the SPEs in the form of over-collateralization, and the power to direct activities through the servicing role performed by Dell. Dell recorded the assets and liabilities at their carrying amount as of the beginning of Fiscal 2011, with a $1 million cumulative effect adjustment decrease to the opening balance of retained earnings in Fiscal 2011.

Dell’s securitization programs contain standard structural features related to the performance of the securitized receivables. These structural features include defined credit losses, delinquencies, average credit scores, and excess collections above or below specified levels. In the event one or more of these criteria are not met and Dell is unable to restructure the program, no further funding of receivables will be permitted and the timing of Dell’s expected cash flows from over-collateralization will be delayed. At January 28, 2011, these criteria were met.

Financing Receivables

The following table summarizes the components of Dell’s financing receivables segregated by portfolio segment:

	January 28, 2011			January 29, 2010
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing Receivables, net
Customer receivables, gross	$2,396	$1,992	$4,388	$2,046	$824	$2,870
Allowances for losses	(214)	(27)	(241)	(224)	(13)	(237)

Customer receivables, net	2,182	1,965	4,147	1,822	811	2,633
Residual interest	-	295	295	-	254	254
Retained interest	-	-	-	-	151	151

Financing receivables, net	$2,182	$2,260	$4,442	$1,822	$1,216	$3,038

Short-term	$2,182	$1,461	$3,643	$1,822	$884	$2,706
Long-term	-	799	799	-	332	332

Financing receivables, net	$2,182	$2,260	$4,442	$1,822	$1,216	$3,038

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	January 28,	January 29,
	2011	2010
		(Pro forma)
	(in millions)
Customer receivables, gross:
Consolidated receivables	$4,388	$2,870
Receivables in previously nonconsolidated SPEs	-	774

Customer receivables, gross	$4,388	$3,644

Included in financing receivables, net, are receivables that are held by consolidated VIEs as shown in the table below:

	January 28,	January 29,
	2011	2010
	(in millions)
Financing receivables held by consolidated VIEs, net:
Short-term, net	$1,087	$277
Long-term, net	262	-

Financing receivables held by consolidated VIEs, net	$1,349	$277

The following table summarizes the changes in the allowance for financing receivable losses for the respective periods:

	Fiscal Year Ended
				January 29,	January 30,
	January 28, 2011			2010	2009
	Revolving	Fixed-term	Total	Total	Total
	(in millions)
Allowance for financing receivable losses:
Balance at the beginning of period	$224	$13	$237	$149	$96
Incremental allowance due to VIE consolidation	-	16	16	-	-
Principal charge-offs	(233)	(18)	(251)	(139)	(91)
Interest charge-offs	(46)	-	(46)	(27)	(19)
Recoveries	27	-	27	10	4
Provision charged to income statement	242	16	258	244	159

Balance at end of period	$214	$27	$241	$237	$149

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the aging of Dell’s customer receivables, gross, including accrued interest, as of January 28, 2011 segregated by class:

	January 28, 2011
		Past Due
		1 — 90	Past Due
	Current	Days	> 90 Days	Total
	(in millions)
Revolving — Consumer
Owned since inception	$1,302	$153	$48	$1,503
Purchased	447	88	35	570
Revolving — SMB
Owned since inception	246	26	5	277
Purchased	34	9	3	46
Fixed — Large Enterprise
Owned since inception	1,077	47	7	1,131
Fixed — Public
Owned since inception	463	12	1	476
Fixed — SMB
Owned since inception	371	11	3	385

Total customer receivables, gross	$3,940	$346	$102	$4,388

The following tables summarize customer receivables, gross, including accrued interest by credit quality indicator segregated by class as of January 28, 2011. For revolving loans to consumers, Dell makes credit decisions based on propriety scorecards which include the customer’s credit history, payment history, credit usage, and other FICO-related elements. For Commercial customers, an internal grading system is utilized that assigns a credit level score based on a number of considerations including liquidity, operating performance and industry outlook. These credit level scores range from one to sixteen for Public and Large Enterprise customers, and from one to six for SMB customers. The categories shown in the tables below segregate between the relative degrees of credit risk within that segment and product set. As loss experience varies substantially between financial products and customer segments, the credit quality categories cannot be compared between the different classes. The credit quality indicators for Consumer accounts are as of January 28, 2011. Commercial accounts are generally updated on a periodic basis.

	January 28, 2011
	FICO 720+	FICO 660 to 719	FICO < 660	Total
	(in millions)
Revolving — Consumer
Owned since inception	$251	$415	$837	$1,503
Purchased	$50	$127	$393	$570

For the revolving consumer receivables in the above table, the FICO 720+ category includes prime accounts which are generally higher credit quality, FICO 660 to 719 includes near-prime accounts and represents the mid-tier accounts, and FICO scores below 660 are generally sub-prime and represent lower credit quality accounts.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 28, 2011
	Investment	Non-Investment	Sub-Standard	Total
	(in millions)
Fixed — Large Enterprise
Owned since inception	$806	$166	$159	$1,131
Fixed — Public
Owned since inception	$438	$30	$8	$476

For the Large Enterprise and Public commercial receivables shown above, Dell’s internal credit level scoring has been aggregated to their most comparable external commercial rating agency equivalents. Investment grade accounts are generally of the highest credit quality, non-investment grade represents middle quality accounts, and sub-standard represents the lowest quality accounts.

	January 28, 2011
	Higher	Mid	Lower	Total
	(in millions)
Revolving — SMB
Owned since inception	$108	$85	$84	$277
Purchased	$16	$24	$6	$46
Fixed — SMB
Owned since inception	$62	$129	$194	$385

For SMB receivables in the above table, the Higher category includes Dell’s top two internal credit levels, which generally have the lowest loss experience, Mid includes credit levels three and four, and Lower includes Dell’s bottom two credit levels, which experience higher loss rates. For the SMB classes, fixed and revolving products are typically sold to different types of customers. The revolving product is sold primarily to small business customers and the fixed products are more weighted toward medium-sized businesses. Although both fixed and revolving products rely on a six-level internal rating system, the grading criteria and classifications are different as the loss performance varies between these products and customer sets. Therefore, the credit levels are not comparable between the SMB fixed and revolving classes.

Customer Receivables

The following is the description of the components of Dell’s customer receivables:

•	Revolving loans — Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. Revolving loans bear interest at a variable annual percentage rate that is tied to the prime rate. Based on historical payment patterns, revolving loan transactions are typically repaid within 12 months on average. Revolving loans are included in short-term financing receivables. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full by a specific date, no interest is charged. These special programs generally range from 6 to 12 months. At January 28, 2011, and January 29, 2010, receivables under these special programs were $398 million and $442 million, respectively.

•	Sales-type leases — Dell enters into sales-type lease arrangements with customers who desire lease financing. Leases with business customers have fixed terms of generally two to four years. Future maturities of minimum lease payments at January 28, 2011 for Dell were as follows: Fiscal 2012 — $993 million; Fiscal 2013 — $638 million; Fiscal 2014 — $245 million; Fiscal 2015 and beyond — $30 million. Fixed-term loans are offered to qualified small businesses, large commercial accounts, governmental organizations, and educational entities.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchased Credit-Impaired Loans

Purchased Credit-Impaired (“PCI”) loans are acquired loans for which it is probable that Dell will not collect all contractually required principal and interest payments. During Fiscal 2011, Dell purchased a portfolio of revolving loan receivables from CIT Group Inc. (“CIT”) that consisted of revolving Dell customer account balances that met the definition of PCI loans, as Dell does not expect to collect all contractually required principal and interest payments. These receivables were purchased for $430 million and had a principal and accrued interest balance of $570 million at the date of purchase. Dell expects to collect total cash flows of approximately $596 million over the term of the receivables, including future interest billings. At January 28, 2011, the outstanding balance of these receivables, including principal and accrued interest, was $528 million and the carrying amount was $361 million. Additionally, as part of the purchase of this portfolio, Dell acquired the rights to future recoveries on previously CIT-owned Dell revolving accounts that had been charged off as uncollectible by CIT. Dell does not expect future recoveries under these rights to be significant.

The excess of cash flows expected to be collected over the carrying value of PCI loans is referred to as the accretable yield and is accreted into interest income using the effective yield method based on the expected future cash flows over the estimated lives of the PCI loans.

The following table shows activity for the accretable yield on the PCI loans for the fiscal year ended January 28, 2011:

Fiscal Year Ended
January 28, 2011
(in millions)
Accretable Yield:
Balance at beginning of period	$-
Additions/ Purchases	166
Accretion	(29)

Balance at end of period	$137

In addition, contractually required payments on the PCI loans were estimated to be approximately $928 million, as of the date of purchase. The contractually required payments assume all principal and interest payments are received on all revolving accounts and no accounts are charged off. Contractual payments include future interest that would have continued to accrue on the customer account post charge-off. Due to the nature of these accounts, both contractual and expected collections were estimated using consistent expectations of customer payment behavior that were based on Dell’s past experience with this and similar portfolios.

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

Asset Securitizations

•	The gross balance of securitized receivables reported off-balance sheet as of January 29, 2010, was $774 million, and the associated debt was $624 million. As discussed above, as of the beginning of Fiscal 2011, all previously nonconsolidated SPEs were consolidated. Upon consolidation of these customer receivables and associated debt at the beginning of Fiscal 2011, Dell’s retained interest in securitized

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

receivables of $151 million at January 29, 2010, was eliminated. A $1 million decrease to beginning retained earnings for Fiscal 2011 was recorded as a cumulative effect adjustment due to adoption of the new accounting guidance.

•	During Fiscal 2011, Fiscal 2010, and Fiscal 2009, $1.9 billion, $0.8 billion, and $1.4 billion of customer receivables, respectively, were funded via securitization through SPEs. The programs are effective for 12 month periods and subject to an annual renewal process. During Fiscal 2011, Dell expanded its revolving loan securitization program with a new program that increased debt capacity levels. Dell also renewed and expanded one of its fixed-term lease and loan programs with increased debt capacity levels, and replaced the other program during Fiscal 2011 with a new program.

•	The structured financing debt related to the fixed-term lease and loan, and revolving loan securitization programs was $1 billion and $788 million as of January 28, 2011, and January 29, 2010, respectively. This debt included $624 million at January 29, 2010, held by nonconsolidated SPEs. The debt is collateralized solely by the financing receivables in the programs. The debt has a variable interest rate and an average duration of 12 to 36 months based on the terms of the underlying financing receivables. The maximum debt capacity related to the securitization programs was increased to $1.4 billion during Fiscal 2011. See Note 5 of the Notes to the Consolidated Financial Statements for additional information regarding the structured financing debt.

•	During Fiscal 2011, Dell entered into interest rate swap agreements to effectively convert a portion of the structured financing debt from a floating rate to a fixed rate. The interest rate swaps qualified for hedge accounting treatment as cash flow hedges. See Note 6 of Notes to Consolidated Financial Statements for additional information about interest rate swaps.

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity in retained interest balances:

	Fiscal Year Ended
	January 29,	January 30,
	2010	2009
	(in millions)
Retained interest:
Retained interest at beginning of period	$396	$223
Issuances	322	427
Distributions from conduits	(91)	(246)
Net accretion	31	16
Change in fair value for the period	(5)	(24)
Impact of special purpose entity consolidation	(502)	-

Retained interest at end of the period	$151	$396

The following table summarizes the key assumptions used to measure the fair value of the retained interest of the fixed term leases and loans at time of transfer within the fiscal year ended January 29, 2010 :

Weighted Average Key Assumptions
Monthly
	Payment	Credit	Discount
	Rates	Losses	Rates	Life
		(lifetime)	(annualized)	(months)
Time of transfer valuation of retained interest	5%	1%	12%	20

Net principal charge-offs for securitized leases and loans held by formerly nonconsolidated special purpose entities were $70.4 million for Fiscal 2010, which was 6.5% of the average outstanding securitized financing receivable balance for the period.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — BORROWINGS

The following table summarizes Dell’s outstanding debt at the dates indicated:

	January 28,	January 29,
	2011	2010
	(in millions)
Long-Term Debt
Notes
$400 million issued on June 10, 2009, at 3.375% due June 2012 (“2012 Notes”) with interest payable June 15 and December 15 (includes impact of interest rate swap terminations)	$400	$401
$600 million issued on April 17, 2008, at 4.70% due April 2013 (“2013A Notes”) with interest payable April 15 and October 15 (includes impact of interest rate swap terminations)	609	599
$500 million issued on September 7, 2010, at 1.40% due September 2013 (“2013B Notes”) with interest payable March 10 and September 10	499	-
$500 million issued on April 1, 2009, at 5.625% due April 2014 (“2014 Notes”) with interest payable April 15 and October 15	500	500
$700 million issued on September 7, 2010, at 2.30% due September 2015 (“2015 Notes”) with interest payable March 10 and September 10	700	-
$500 million issued on April 17, 2008, at 5.65% due April 2018 (“2018 Notes”) with interest payable April 15 and October 15	499	499
$600 million issued on June 10, 2009, at 5.875% due June 2019 (“2019 Notes”) with interest payable June 15 and December 15	600	600
$400 million issued on April 17, 2008, at 6.50% due April 2038 (“2038 Notes”) with interest payable April 15 and October 15	400	400
$300 million issued on September 7, 2010, at 5.40% due September 2040 (“2040 Notes”) with interest payable March 10 and September 10	300	-

Senior Debentures
$300 million issued on April 3, 1998 at 7.10% due April 2028 with interest payable April 15 and October 15 (includes the impact of interest rate swap terminations)	389	394

Other
India term loan: entered into on October 15, 2009 at 8.9% due October 2011 with interest payable monthly	-	24
Structured financing debt	250	-

Total long-term debt	5,146	3,417

Short-Term Debt
Commercial paper	-	496
Structured financing debt	850	164
Other	1	3

Total short-term debt	851	663

Total debt	$5,997	$4,080

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During Fiscal 2011, Dell issued the 2013B Notes, the 2015 Notes, and the 2040 Notes (collectively, the “Fiscal 2011 Notes”) under an automatic shelf registration statement that was filed in November 2008. The net proceeds from the Fiscal 2011 Notes, after payment of expenses, were approximately $1.5 billion. The Fiscal 2011 Notes are unsecured obligations and rank equally in right of payment with Dell’s existing and future unsecured senior indebtness. The Fiscal 2011 Notes effectively rank junior to all indebtness and other liabilities, including trade payables, of Dell’s subsidiaries. The Fiscal 2011 Notes were issued pursuant to a Supplemental Indenture dated September 10, 2010, between Dell and a trustee, with terms and conditions substantially the same as those governing the Notes outstanding as of January 29, 2010 (such outstanding Notes, together with the Fiscal 2011 Notes, the “Notes”).

The estimated fair value of total debt at January 28, 2011, was approximately $6.1 billion. The fair values of the structured financing debt, commercial paper, and other short-term debt approximate their carrying values as their interest rates vary with the market.

During the first quarter of Fiscal 2011 and fourth quarter of Fiscal 2010, Dell entered into interest rate swap agreements to effectively convert the fixed rates of the 2012 Notes and 2013A Notes to floating rates. The floating rates are based on six-month or three-month LIBOR plus a fixed rate. In January 2011, Dell terminated the interest rate swap agreements with notional amounts totaling $1 billion. The interest rate swaps qualified for hedge accounting treatment as fair value hedges at the time they were designated. As a result of the termination, the fair value adjustment to the carrying value of the 2012 Notes and 2013A Notes will be amortized to earnings as a reduction of interest expense over the remaining life of the debt. The carrying value of the senior debentures, the 2012 Notes, and the 2013A Notes includes an unamortized amount related to the termination of interest rate swap agreements, which were previously designated as hedges of the debt. See Note 6 of Notes to Consolidated Financial Statements for additional information about interest rate swaps.

The indentures governing the Notes, the senior debentures, and the structured financing debt contain customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, and certain events of bankruptcy and insolvency. The indentures also contain covenants limiting Dell’s ability to create certain liens; enter into sale-and-lease back transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to, another person. As of January 28, 2011, there were no events of default with respect to the Notes, the Senior Debentures, or the structured financing debt.

Aggregate future maturities of long-term debt at face value were as follows at January 28, 2011:

	Maturities by Fiscal Year
	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Aggregate future maturities of long-term debt outstanding	$-	$595	$1,155	$500	$700	$2,100	$5,050

Structured Financing Debt — As of January 28, 2011, Dell had $1.1 billion outstanding in structured financing related debt primarily through the fixed term lease and loan and revolving loan securitization programs. The weighted average interest rate for short-term structured financing debt for Fiscal 2011 was 0.44%. See Note 4 and Note 6 of the Notes to Consolidated Financial Statements for further discussion on structured financing debt and interest rate swap agreements that hedge a portion of that debt.

Commercial Paper — As of January 28, 2011, there was no outstanding commercial paper. As of January 29, 2010, there was $496 million outstanding under the commercial paper program. The weighted-average interest rate on the outstanding commercial paper for Fiscal 2010 was 0.24%.

Dell’s commercial paper program is $2 billion with corresponding revolving credit facilities of $2 billion. Dell’s credit facilities consist of two agreements, with $1 billion expiring on June 1, 2011 and the remaining $1 billion expiring on April 2, 2013. The credit facilities require compliance with conditions that must be satisfied prior to any

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio. Dell was in compliance with the financial covenant as of January 28, 2011. There were no outstanding advances under the revolving credit facilities as of January 28, 2011.

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Foreign Exchange Risk

Dell uses a combination of forward contracts and purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions denominated in currencies other than the U.S. dollar. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is entered into until the time it is settled. The majority of these contracts typically expire in 12 months or less. As of January 28, 2011, and January 29, 2010, the total notional amount of foreign currency option and forward contracts designated as cash flow hedges was $5.4 billion and $4.2 billion, respectively.

Dell assessed hedge ineffectiveness for cash flow hedges for the fiscal year ended January 28, 2011 and determined that it was not material. During the fiscal year ended January 28, 2011, Dell did not discontinue any cash flow hedges that had a material impact on Dell’s results of operations, as substantially all forecasted foreign currency transactions were realized in Dell’s actual results.

In addition, Dell uses forward contracts to hedge monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. These contracts generally expire in three months or less, are considered economic hedges and are not designated. The change in the fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. Dell recognized gains of $59 million during Fiscal 2011, losses of $85 million during Fiscal 2010, and gains of $189 million during Fiscal 2009, for the change in fair value of these foreign currency forward contracts. As of January 28, 2011, and January 29, 2010, the total notional amount of other foreign currency forward contracts not designated as hedges was $250 million and $20 million, respectively.

Interest Rate Risk

Dell uses interest rate swaps to hedge the variability in cash flows related to the interest rate payments on structured financing debt. The interest rate swaps economically convert the variable rate on the structured financing debt to a fixed interest rate to match the underlying fixed rate being received on fixed term customer leases and loans. The duration of these contracts typically ranges from 30 to 42 months. Certain of these swaps are designated as cash flow hedges. As of January 28, 2011, the total notional amount of interest rate swaps associated with structured financing debt was $770 million, of which the notional amount designated as cash flows hedges was $625 million. Hedge ineffectiveness for interest rate swaps designated as cash flow hedges was not material for the fiscal year ended January 28, 2011.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 28, 2011, the notional amount of interest rate swaps associated with structured financing debt not designated as cash flow hedges was $145 million. The amount of change in fair value recognized in interest and other, net, for these interest rate hedges was a $3 million gain for the fiscal year ended January 28, 2011. Dell did not have any interest rate swaps associated with structured financing debt as of January 29, 2010.

Dell also uses interest rate swaps designated as fair value hedges to modify the market risk exposures in connection with long-term debt to achieve primarily LIBOR-based floating interest expense. In January 2011, Dell terminated its fair value interest rate swap agreements with notional amounts totaling $1 billion. Dell received $22 million in cash proceeds from the swap terminations, which included $3 million in accrued interest. The cash flows from the terminated swap contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

Hedge ineffectiveness for interest rate swaps designated as fair value hedges was not material for the fiscal years ended January 28, 2011 and January 29, 2010.

As of January 29, 2010, the notional amount of interest rate swaps associated with debt instruments was $200 million. As a result of the terminations in January 2011, Dell did not have any interest rate contracts designated as fair value hedges as of January 28, 2011.

Derivative Instruments Additional Information

The aggregate unrealized net gain or loss for interest rate swaps and foreign currency exchange contracts, recorded as a component of comprehensive income, for the fiscal years ended January 28, 2011 and January 29, 2010, was a loss of $111 million and a $1 million gain, respectively.

Dell has reviewed the existence and nature of credit-risk-related contingent features in derivative trading agreements with its counterparties. Certain agreements contain clauses whereby if Dell’s credit ratings were to fall below investment grade upon a change of control of Dell, counterparties would have the right to terminate those derivative contracts under which Dell is in a net liability position. As of January 28, 2011, there had been no such triggering events.

Effect of Derivative Instruments on the Consolidated Statements of Financial Position and the Consolidated Statements of Income

	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified
	Accumulated		from		Gain (Loss)
	OCI, Net	Location of Gain	Accumulated	Location of Gain	Recognized in
Derivatives in	of Tax, on	(Loss) Reclassified	OCI into	(Loss) Recognized	Income on
Cash Flow	Derivatives	from Accumulated	Income	in Income	Derivative
Hedging	(Effective	OCI into Incom	(Effective	on Derivative	(Ineffective
Relationships	Portion)	(Effective Portion)	Portion)	(Ineffective Portion)	Portion)
	(in millions)

For the fiscal year ended January 28, 2011
		Total net revenue	$(105)
Foreign exchange contracts	$(265)	Total cost of net revenue	(49)
Interest rate contracts	(1)	Interest and other, net	-	Interest and other, net	$2

Total	$(266)		$(154)		$2

For the fiscal year ended January 29, 2010
		Total net revenue	$(157)
Foreign exchange contracts	$(506)	Total cost of net revenue	(25)	Interest and other, net	$(1)

Total	$(506)		$(182)		$(1)

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments in the Consolidated Statements of Financial Position

Dell presents its foreign exchange derivative instruments on a net basis in the Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The fair value of those derivative instruments presented on a gross basis for the period is as follows:

	January 28, 2011
		Other		Other
	Other	Non-	Other	Non-	Total
	Current	Current	Current	Current	Fair
	Assets	Assets	Liabilities	Liabilities	Value
	(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$81	$1	$34	$-	$116
Foreign exchange contracts in a liability position	(86)	-	(59)	-	(145)
Interest rate contracts in a liability position	-	-	-	(2)	(2)

Net asset (liability)	(5)	1	(25)	(2)	(31)

Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	52		15	-	67
Foreign exchange contracts in a liability position	(21)	-	(15)	-	(36)
Interest rate contracts in a liability position	-	-	-	(1)	(1)

Net asset (liability)	31	-	-	(1)	30

Total derivatives at fair value	$26	$1	$(25)	$(3)	$(1)

	January 29, 2010
		Other		Other
	Other	Non-	Other	Non-	Total
	Current	Current	Current	Current	Fair
	Assets	Assets	Liabilities	Liabilities	Value
	(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$181	$5	$-	$-	$186
Foreign exchange contracts in a liability position	(80)	-	(9)	-	(89)
Interest rate contracts in an asset position	-	1	-	-	1

Net asset (liability)	101	6	(9)	-	98

Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	63	-	2	-	65
Foreign exchange contracts in a liability position	(74)	-	(5)	-	(79)

Net asset (liability)	(11)	-	(3)	-	(14)

Total derivatives at fair value	$90	$6	$(12)	$-	$84

NOTE 7 — ACQUISITIONS

Fiscal 2011 Acquisitions

Dell completed five acquisitions during Fiscal 2011, Kace Networks, Inc. (“KACE”), Ocarina Networks Inc. (“Ocarina”), Scalent Systems Inc. (“Scalent”), Boomi, Inc. (“Boomi”), and InSite One, Inc., (“InSite”), for a total purchase consideration of approximately $413 million. KACE is a systems management appliance company with

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

solutions tailored to the requirements of mid-sized businesses. KACE is being integrated primarily into Dell’s Small and Medium Business and Public segments. Ocarina is a provider of de-duplication solutions and content-aware compression across storage product lines. Scalent is a provider of scalable and efficient data center infrastructure software. Boomi is a provider of on-demand integration technology. Ocarina, Scalent, and Boomi will be integrated into all of Dell’s Commercial segments. InSite provides cloud-based medical data archiving, storage, and disaster-recovery solutions to the health care industry. InSite will be integrated into Dell’s Public segment.

Dell has recorded these acquisitions using the acquisition method of accounting and recorded their respective assets and liabilities at fair value at the date of acquisition. The excess of the purchase prices over the estimated fair values were recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for these acquisitions prior to the finalization of more detailed analyses, but not to exceed one year from the date of acquisition, will change the amount of the purchase prices allocable to goodwill. Any subsequent changes to the purchase price allocations that are material to Dell’s consolidated financial results will be adjusted retroactively. Dell recorded approximately $284 million in goodwill and $141 million in intangible assets related to these acquisitions. The goodwill related to these acquisitions is not deductible for tax purposes. In conjunction with these acquisitions, Dell will incur $56 million in compensation-related expenses that will be expensed over a period of one to three years. There was no contingent consideration related to these acquisitions.

Dell has not presented pro forma results of operations for the Fiscal 2011 acquisitions because these acquisitions are not material to Dell’s consolidated results of operations, financial position, or cash flows on either an individual or an aggregate basis.

Fiscal 2010 Acquisitions

On November 3, 2009, Dell completed its acquisition of all the outstanding shares of the Class A common stock of Perot Systems, a worldwide provider of information technology and business solutions, for $3.9 billion in cash. This acquisition is expected to provide customers a broader range of IT services and solutions and better position Dell for its own immediate and long-term growth and efficiency. Perot Systems was primarily integrated into the Large Enterprise and Public segments for reporting purposes. Perot Systems’ results of operations were included in Dell’s results beginning November 3, 2009.

The following table summarizes the consideration paid for Perot Systems and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Total
(in millions)
Cash and cash equivalents	$266
Accounts receivable, net	410
Other assets	58
Property, plant, and equipment	323
Identifiable intangible assets	1,174
Deferred tax liability, net(a)	(424)
Other liabilities	(256)

Total identifiable net assets	1,551
Goodwill	2,327

Total purchase price	$3,878

(a)	The deferred tax liability, net primarily relates to purchased identifiable intangible assets and property, plant, and equipment and is shown net of associated deferred tax assets.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The goodwill of $2.3 billion represents the value from combining Perot Systems with Dell to provide customers with a broader range of IT services and solutions as well as optimizing how these solutions are delivered. The acquisition has enabled Dell to supply even more Perot Systems customers with Dell products and extended the reach of Perot Systems’ capabilities to Dell customers around the world. Goodwill of $679 million, $1,613 million, and $35 million was assigned to the Large Enterprise, Public, and SMB segments, respectively.

Identifiable intangible assets included customer relationships, internally developed software, non-compete agreements, and trade names and other assets. These intangible assets are being amortized over their estimated useful lives based on the pattern of expected future economic benefit, which is generally on a non-straight-line basis based upon their expected future cash flows.

The following table summarizes the cost of amortizable intangible assets related to the acquisition of Perot Systems:

		Weighted-
	Estimated	Average
	Cost	Useful Life
	(in millions)	(years)
Customer relationships	$1,081	11.0
Technology	44	3.0
Non-compete agreements	39	5.2
Tradenames	10	1.5

Total amortizable intangible assets	$1,174	10.4

Accounts receivable was comprised primarily of customer trade receivables. As such, the fair value of accounts receivable approximates its carrying value of $410 million. The gross amount due is $423 million, of which $13 million was expected to be uncollectible.

In conjunction with the acquisition, Dell incurred $93 million in cash compensation payments made to former Perot Systems employees who accepted positions with Dell related to the acceleration of Perot Systems unvested stock options and other cash compensation payments. These cash compensation payments were expensed as incurred and are recorded in selling, general, and administrative expenses in the Consolidated Statements of Income for Fiscal 2010. During Fiscal 2010, Dell incurred $116 million in acquisition-related costs for Perot Systems, including the payments above, and an additional $23 million in other acquisition-related costs such as bankers’ fees, consulting fees, other employee-related charges, and integration costs.

There was no contingent consideration related to the acquisition.

The following table provides unaudited pro forma results of operations for the fiscal years ended January 29, 2010, and January 30, 2009, as if Perot Systems had been acquired at the beginning of the fiscal year ended January 30, 2009. Due to the different fiscal period ends, the pro forma results for the fiscal years ended January 29, 2010, and January 30, 2009, are combined with the results of Perot Systems for the twelve months ended January 29, 2010, and December 31, 2008, respectively. The pro forma results are adjusted for intercompany charges, but do not include any anticipated cost synergies or other effects of the planned integration of Perot Systems. Accordingly, such pro forma results are not necessarily indicative of the results that actually would have occurred had the

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

	Fiscal Year Ended
	January 29,	January 30,
	2010	2009
	(in millions, except per share data, unaudited)
Pro forma net sales	$54,739	$63,835
Pro forma net income	$1,422	$2,398
Pro forma earnings per share — diluted	$0.72	$1.21

Fiscal 2009 Acquisitions

Dell completed three acquisitions in Fiscal 2009, including The Networked Storage Company, MessageOne, Inc. (“MessageOne”), and Allin Corporation (“Allin”), for approximately $197 million in cash. Dell recorded approximately $136 million of goodwill and approximately $64 million of purchased intangible assets related to these acquisitions. Dell also expensed approximately $2 million of in-process research and development (“IPR&D”) related to these acquisitions in Fiscal 2009. The largest of these transactions was the purchase of MessageOne for approximately $164 million in cash plus an additional $10 million to be used for management retention. MessageOne, Allin, and The Networked Storage Company have been integrated into Dell’s Commercial segments.

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

Dell has not presented pro forma results of operations for the Fiscal 2009 acquisitions because these acquisitions were not material to Dell’s consolidated results of operations, financial position, or cash flows on either an individual or an aggregate basis.

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill allocated to Dell’s business segments as of January 28, 2011, and January 29, 2010, and changes in the carrying amount of goodwill for the respective periods, were as follows:

	Fiscal Year Ended
						January 29,
	January 28, 2011					2010
			Small and
	Large		Medium
	Enterprise	Public	Business	Consumer	Total	Total
	(in millions)
Balance at beginning of period	$1,361	$2,026	$389	$298	$4,074	$1,737
Goodwill acquired during the period	62	135	87	-	284	2,327
Adjustments	1	3	-	3	7	10

Balance at end of period	$1,424	$2,164	$476	$301	$4,365	$4,074

Goodwill is tested annually during the second fiscal quarter and whenever events or circumstances indicate an impairment may have occurred. If the carrying amount of goodwill exceeds its fair value, estimated based on

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discounted cash flow analyses, an impairment charge would be recorded. Based on the results of the annual impairment tests, no impairment of goodwill existed at July 30, 2010. Further, no triggering events have transpired since July 30, 2010, that would indicate a potential impairment of goodwill as of January 28, 2011. Dell does not have any accumulated goodwill impairment charges as of January 28, 2011. The goodwill adjustments are primarily the result of contingent purchase price considerations related to prior period acquisitions and the effects of foreign currency fluctuations.

Intangible Assets

Dell’s intangible assets associated with completed acquisitions at January 28, 2011 and January 29, 2010, are as follows:

	January 28, 2011			January 29, 2010
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(in millions)
Customer relationships	$1,363	$(309)	$1,054	$1,324	$(117)	$1,207
Technology	647	(322)	325	568	(196)	372
Non-compete agreements	68	(26)	42	64	(8)	56
Tradenames	54	(31)	23	51	(17)	34

Amortizable intangible assets	2,132	(688)	1,444	2,007	(338)	1,669
In-process research and development	26	-	26	-	-	-
Indefinite lived intangible assets	25	-	25	25	-	25

Total intangible assets	$2,183	$(688)	$1,495	$2,032	$(338)	$1,694

During Fiscal 2011, Dell recorded additions to intangible assets and in-process research and development of $126 million and $26 million, respectively, which were primarily related to Dell’s Fiscal 2011 business acquisitions. During Fiscal 2010, Dell recorded additions to intangible assets of $1.2 billion, which were related to Dell’s acquisition of Perot Systems.

Amortization expense related to finite-lived intangible assets was approximately $350 million and $205 million in Fiscal 2011 and Fiscal 2010, respectively. During the fiscal years ended January 28, 2011, and January 29, 2010, Dell did not record any impairment charges as a result of its analysis of its intangible assets.

Estimated future annual pre-tax amortization expense of finite-lived intangible assets as of January 28, 2011, over the next five fiscal years and thereafter is as follows:

Fiscal Years	(in millions)
2012	$313
2013	279
2014	240
2015	147
2016	117
Thereafter	348

Total	$1,444

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — WARRANTY AND DEFERRED EXTENDED WARRANTY REVENUE

Dell records liabilities for its standard limited warranties at the time of sale for the estimated costs that may be incurred. The liability for standard warranties is included in accrued and other current and other non-current liabilities on the Consolidated Statements of Financial Position. Revenue from the sale of extended warranties is recognized over the term of the contract or when the service is completed, and the costs associated with these contracts are recognized as incurred. Deferred extended warranty revenue is included in deferred services revenue on the Consolidated Statements of Financial Position. Changes in Dell’s liabilities for standard limited warranties and deferred services revenue related to extended warranties are presented in the following tables:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2011	2010	2009
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$912	$1,035	$929
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(a)(b)	1,046	987	1,180
Service obligations honored	(1,063)	(1,110)	(1,074)

Warranty liability at end of period	$895	$912	$1,035

Current portion	$575	$593	$721
Non-current portion	320	319	314

Warranty liability at end of period	$895	$912	$1,035

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2011	2010	2009
	(in millions)
Deferred extended warranty revenue:
Deferred extended warranty revenue at beginning of period	$5,910	$5,587	$5,233
Revenue deferred for new extended warranties(b)	3,877	3,481	3,470
Revenue recognized	(3,371)	(3,158)	(3,116)

Deferred extended warranty revenue at end of period	$6,416	$5,910	$5,587

Current portion	$2,959	$2,906	$2,601
Non-current portion	3,457	3,004	2,986

Deferred extended warranty revenue at end of period	$6,416	$5,910	$5,587

(a)	Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new standard warranty contracts. Dell’s warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

(b)	Includes the impact of foreign currency exchange rate fluctuations.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — SEVERANCE AND FACILITY ACTIONS

During Fiscal 2010 and Fiscal 2009, Dell completed a series of individual cost reduction and facility exit activities designed to enhance operating efficiency and to reduce costs. Dell continued to incur costs related to these activities during Fiscal 2011. The accruals related to these various cost reductions and efficiency actions are included in accrued and other liabilities in the Consolidated Statements of Financial Position.

The following table sets forth the activity related to Dell’s severance and facility actions liability:

	Severance	Facility
	Costs	Actions	Total
	(in millions)
Balance as of February 1, 2008	$23	$12	$35
Severance and facility charges to provision	235	2	237
Cash paid	(159)	(3)	(162)
Other adjustments(a)	(11)	(1)	(12)

Balance as of January 30, 2009	88	10	98
Severance and facility charges to provision	281	55	336
Cash paid	(296)	(37)	(333)
Other adjustments(a)	5	(1)	4

Balance as of January 29, 2010	78	27	105
Severance and facility charges to provision	68	3	71
Cash paid	(110)	(12)	(122)
Other adjustments(a)	(5)	-	(5)

Balance as of January 28, 2011	$31	$18	$49

(a)	Other adjustments relate primarily to foreign currency translation adjustments.

Severance and facility action charges are composed of the following:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2011	2010	2009
	(in millions)
Severance and facility actions	$71	$336	$237
Accelerated depreciation and other facility charges	58	145	45

Total severance and facility action costs	$129	$481	$282

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Severance and facility action charges are included in cost of net revenue, selling, general and administrative expenses, and research, development, and engineering in the Consolidated Statement of Income as follows:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2011	2010	2009
	(in millions)
Severance and facility action costs:
Cost of net revenue	$53	$236	$146
Selling, general, and administrative	68	238	136
Research, development, and engineering	8	7	-

Total	$129	$481	$282

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Lease Commitments — Dell leases property and equipment, manufacturing facilities, and office space under non-cancelable leases. Certain of these leases obligate Dell to pay taxes, maintenance, and repair costs. At January 28, 2011, future minimum lease payments under these non-cancelable leases are as follows: $106 million in Fiscal 2012; $71 million in Fiscal 2013; $53 million in Fiscal 2014; $44 million in Fiscal 2015; $33 million in Fiscal 2016; and $68 million thereafter.

Rent expense under all leases totaled $87 million, $93 million, and $116 million for Fiscal 2011, Fiscal 2010, and Fiscal 2009, respectively.

Purchase Obligations — Dell has contractual obligations to purchase goods or services, which specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As of January 28, 2011, Dell has $293 million, $43 million, and $29 million in purchase obligations for Fiscal 2012, Fiscal 2013, and Fiscal 2014 and thereafter, respectively.

Restricted Cash — As of January 28, 2011, and January 29, 2010, Dell had restricted cash in the amounts of $25 million and $147 million, respectively, included in other current assets on the Consolidated Statements of Financial Position. The balance at January 29, 2010, was primarily related to an agreement between DFS and CIT, which required Dell to maintain an escrow cash account that was held as recourse reserves for credit losses, performance fee deposits related to Dell’s private label credit card, as well as amounts maintained in escrow accounts related to Dell’s acquisitions. In the third quarter of Fiscal 2011, the agreement between DFS and CIT was terminated and the restricted cash that was held on deposit was returned to CIT. The balance at January 28, 2011, primarily relates to various escrow accounts in connection with Dell’s acquisitions.

Legal Matters — Dell is involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time-to-time in the ordinary course of its business, including those identified below, consisting of matters involving consumer, antitrust, tax, intellectual property, and other issues on a global basis.

The following is a discussion of Dell’s significant on-going legal matters and other proceedings:

SEC Investigation and Related Settlements — In August 2005, the SEC initiated an inquiry into certain of Dell’s accounting and financial reporting matters and requested that Dell provide certain documents. The SEC expanded that inquiry in June 2006 and entered a formal order of investigation in October 2006. In August 2006, because of potential issues identified in the course of responding to the SEC’s requests for information, Dell’s Audit Committee, on the recommendation of management and in consultation with PricewaterhouseCoopers LLP, Dell’s independent registered public accounting firm, initiated an independent investigation into certain accounting and financial reporting matters, which was completed in the third quarter

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of Fiscal 2008. Dell subsequently restated its annual and interim financial statements for Fiscal 2003, Fiscal 2004, Fiscal 2005, Fiscal 2006, and the first quarter of Fiscal 2007.

On July 22, 2010, Dell reached a settlement with the SEC resolving the SEC’s investigation into Dell’s disclosures and alleged omissions prior to Fiscal 2008 regarding certain aspects of its commercial relationship with Intel Corporation (“Intel”) and into separate accounting and financial reporting matters. The SEC agreed to settlements with both the company and Michael Dell, who serves as the company’s Chairman and Chief Executive Officer. The company and Mr. Dell entered into the settlements without admitting or denying the allegations in the SEC’s complaint, as is consistent with common SEC practice.

Under its settlement, the company consented to a permanent injunction against future violations of antifraud provisions, non-scienter (negligence) based fraud provisions and other non-fraud based provisions related to reporting, the maintenance of accurate books and records, and internal accounting controls under Section 17(a) of the Securities Act of 1933 (the “Securities Act”), Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rules 10b-5, 12b-20, 13a-1 and 13a-13 under the Exchange Act. The company also agreed to perform, and has initiated, certain undertakings, including retaining and working with an independent consultant, to enhance its disclosure processes, practices and controls. Pursuant to the settlement terms, the company expects to have completed or implemented these undertakings within 36 months after court approval of the settlement on October 13, 2010. In addition, the company paid into an escrow account a civil monetary penalty of $100 million and discharged the liability during the second quarter of Fiscal 2011.

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

Securities Litigation — Four putative securities class actions filed between September 13, 2006, and January 31, 2007, in the U.S. District Court for the Western District of Texas, Austin Division, against Dell and certain of its current and former directors and officers were consolidated as In re Dell Securities Litigation, and a lead plaintiff was appointed by the court. The lead plaintiff asserted claims under Sections 10(b), 20(a), and 20A of the Exchange Act based on alleged false and misleading disclosures or omissions regarding Dell’s financial statements, governmental investigations, internal controls, known battery problems and business model, and based on insiders’ sales of Dell securities. This action also included Dell’s independent registered public accounting firm, PricewaterhouseCoopers LLP, as a defendant. On October 6, 2008, the court dismissed all of the plaintiff’s claims with prejudice and without leave to amend. On November 3, 2008, the plaintiff appealed the dismissal of Dell and the officer defendants to the Fifth Circuit Court of Appeals. The appeal was

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fully briefed, and oral argument on the appeal was heard by the Fifth Circuit Court of Appeals on September 1, 2009. On November 20, 2009, the parties to the appeal entered into a written settlement agreement whereby Dell would pay $40 million to the proposed class and the plaintiff would dismiss the pending litigation. The settlement was preliminarily approved by the District Court on December 21, 2009. The settlement was subject to certain conditions, including opt-outs from the proposed class not exceeding a specified percentage and final approval by the District Court. During the first quarter of Fiscal 2011, the original opt-out period in the notice approved by the District Court expired without the specified percentage being exceeded. The District Court subsequently granted final approval for the settlement and entered a final judgment on July 20, 2010. Dell paid $40 million into an escrow account to satisfy this settlement and discharged the liability during the second quarter of Fiscal 2011. Certain objectors to the settlement have filed notices of appeal to the Fifth Circuit Court of Appeals with regard to approval of the settlement. While there can be no assurances with respect to litigation, we believe it is unlikely that the settlement will be overturned on appeal.

Copyright Levies — In many European Union (“EU”) member countries, there are requirements to collect and remit levies to collecting societies based on sales of certain devices. These levies apply to Dell and others in the industry. The amount of levies is generally based upon the number of products sold and the per-product amounts of the levies. Levies are intended to compensate copyright holders for “fair use” copying of copyrighted materials. The collecting societies then distribute the levies to copyright holders. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and their applicability in the digital hardware environment. Dell, other companies and various industry associations have opposed the extension of levies to the digital environment and have advocated alternative models of compensation to rights holders. As described below, there are multiple proceedings involving Dell or its competitors in certain EU member countries, where plaintiffs are seeking to impose or modify levies upon equipment (such as multifunction devices, phones, personal computers (“PCs”) and printers), alleging that these devices enable copying of copyrighted materials. Even if Dell is not a party to all these proceedings, however, the decisions could impact Dell’s business and the amount of copyright levies Dell may be required to collect. These various proceeding also challenge whether the levy schemes in those countries comply with EU law.

There are multiple proceedings in Germany that could impact Dell’s obligation to collect and remit levies in Germany. In July 2004, VG Wort, a German collecting society, filed a lawsuit against Hewlett-Packard Company (“HP”) in the Stuttgart Civil Court seeking copyright levies on printers. On December 22, 2004, the court held that HP was liable for payments regarding all printers using ASCII code sold in Germany. HP appealed the decision and after an intermediary ruling upholding the trial court’s decision, the German Federal Supreme Court (“GFSC”) in December 2007 issued a judgment that printers are not subject to levies under the German copyright law that was in effect until December 31, 2007. Based upon the GFSC’s ruling, Dell concluded there was no obligation for Dell to collect or accrue levies for printers sold by it prior to December 31, 2007. VG Wort filed a claim with the German Constitutional Court (“GCC”) challenging the GFSC’s ruling that printers are not subject to levies. On September 21, 2010, the GCC revoked the GFSC decision and referred the case back to the GFSC to determine if the ruling gave due credit to the copyright owner’s property rights under the German Constitution and whether the GFSC should have referred the case to the European Court of Justice (“ECJ”). The GFSC has set a hearing date of March 24, 2011. Dell believes that the GFSC can decide to refer the case to the ECJ, confirm its prior decision, or conclude that printers are subject to levies under German law. Dell has not accrued any liability in this matter, as Dell does not believe there is a probable and estimable claim.

In a separate matter, on December 29, 2005, Zentralstelle Für private Überspielungrechte (“ZPÜ”), a joint association of various German collecting societies, instituted arbitration proceedings against Dell’s German subsidiary before the Board of Arbitration at the German Patent and Trademark Office (“Arbitration Body”) in Munich. ZPÜ claimed an audio-video levy of €18.42 for each PC sold by Dell in Germany from January 1,

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2002, through December 31, 2005. On July 31, 2007, the Arbitration Body recommended a levy of €15 on each PC sold by Dell during that period for audio and visual copying capabilities. Dell and ZPÜ rejected the recommendation, and on February 21, 2008, ZPÜ filed a lawsuit in the German Regional Court in Munich with respect to levies to be paid through the end of calendar year 2007. On December 23, 2009, ZPÜ and the German industry association, BCH, reached a settlement regarding audio-video copyright levy litigation. The settlement provided for payment of levies in the amount of €3.15 for calendar years 2002 and 2003, €6.30 for calendar years 2004 through 2007, and €12.15 (for units excluding a burner) and €13.65 (for units including a burner) for calendar years 2008 through 2010. Dell joined this settlement on February 23, 2010 and has paid the amounts due thereunder. Because the settlement agreement expired on December 31, 2010, the amount of levies payable after calendar year 2010, as well as Dell’s ability to recover such amounts through increased prices, remains uncertain.

Additionally, there are proceedings in Spain to which Dell is not a party, but that could impact Dell’s obligation to collect and remit levies across the EU. In March 2006, Sociedad General de Autores y Editores de Espana (“SGAE”), a Spanish collecting society, sued Padawan SL, a company unaffiliated with Dell, in the Commercial Court number four of Barcelona in Spain claiming that Padawan owed levies on the CD-Rs, CD-RWs, DVD-Rs, and MP3 players sold by Padawan. In June 2007, the trial court upheld SGAE’s claim and ordered Padawan to pay specified levies. Padawan appealed the decision to the Audiencia Provincial de Barcelona, which stayed the proceedings in order to refer the case to the ECJ. The ECJ considered the interpretation of the term “fair compensation” under the European Copyright Directive (“Directive”). On October 21, 2010, the ECJ issued its decision and outlined how fair compensation should be considered under the Directive by the EU member states. The ECJ stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying. The ECJ also stated that the indiscriminate application of the private copying levy to devices not made available to private users and clearly reserved for uses other than private copying is incompatible with the Directive. The matter has been referred back to the Spanish court to determine whether the Spanish copyright levy scheme is compatible with the Directive based on the guidance provided by the ECJ. It is unclear at this time what the effect of this decision will be on copyright levies in Spain and the other EU member states. Dell continues to collect and remit levies in Spain and other EU countries where it has determined that based on local law it is probable that Dell has an obligation.

The ultimate resolution of these matters and the associated financial impact to Dell, if any, including the number of units potentially affected, the amount of levies imposed, and the ability of Dell to recover such amounts remains uncertain at this time. Should the courts determine there is liability for previous units shipped beyond what Dell has collected or accrued, Dell would be liable for such incremental amounts. Recovery would only be possible on future collections related to future shipments.

Sharp Corporation v Dell Inc. — Sharp Corporation (“Sharp”) filed a suit against Dell in October 2008 for trademark infringement, unfair competition and dilution in the U.S. District Court in the State of New Jersey. Sharp alleges that it is the owner of the “SHARP” mark and that this mark and related marks are used in connection with Sharp’s sale of a wide variety of electrical and consumer electronic products. Sharp alleges that Dell has infringed the “SHARP” mark by using the “UltraSharp” and “Dell UltraSharp” marks to promote, advertise and sell computer monitors and notebook computers, from 2002 to the present. Sharp alleges that Dell’s use of “UltraSharp” has and will continue to cause actual consumer confusion regarding the source of “UltraSharp”. In addition, Sharp has asserted a claim for dilution of its SHARP marks on the alleged ground that Dell’s use of DELL UltraSharp and UltraSharp has weakened the distinctive value of its marks. Sharp seeks damages measured by Dell’s profits made from the sale of DELL UltraSharp products, treble damages, punitive damages, costs and attorneys’ fees. Sharp also seeks a permanent injunction precluding the use of Dell’s allegedly infringing “UltraSharp” mark. Dell disputes the claims and is vigorously defending the case. Trial in this matter is currently scheduled for June 2011. The ultimate resolution of this matter and the associated financial impact to Dell, if any, remains uncertain at this time.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Chad Brazil and Steven Seick v Dell Inc. — Chad Brazil and Steven Seick filed a class action suit against Dell in March 2007 in the U.S. District Court for the Northern District of California. The plaintiffs allege that Dell advertised discounts on its products from false “regular” prices, in violation of California law. The plaintiffs seek compensatory damages, disgorgement of profits from the alleged false advertising, injunctive relief, punitive damages and attorneys’ fees. In December 2010, the District Court certified a class consisting of all California residents who had purchased certain products advertised with a former sales price on the consumer segment of Dell’s website during an approximately four year period between March 2003 and June 2007. The Court of Appeals is currently considering Dell’s request for an interlocutory appeal of the certification order. Dell disputes the claims and is vigorously defending the case. The ultimate resolution of this matter and the associated financial impact to Dell, if any, remain uncertain at this time.

Other Litigation — The various legal proceedings in which Dell is involved include commercial litigation and a variety of patent suits. In some of these cases, Dell is the sole defendant. More often, particularly in the patent suits, Dell is one of a number of defendants in the electronics and technology industries. Dell is actively defending a number of patent infringement suits, and several pending claims are in various stages of evaluations. While the number of patent cases has grown over time, Dell does not currently anticipate that any of these matters will have a material impact on Dell’s financial condition , results of operations, or cash flows.

Other Matters — In the second quarter of Fiscal 2011, Dell became aware of instances in which certain peripheral product sales made to U.S. federal government customers under Dell’s General Services Administration (“GSA”) Schedule 70 Contract were not compliant with contract requirements implementing the Trade Agreements Act. Dell self-reported the discovery to the GSA’s Office of the Inspector General and has presented a report of its findings which conclude that less than $1 million of non-compliant products may have been sold. Dell continues to work with the GSA’s Office of the Inspector General to reach final resolution of this matter with that office .

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

Certain Concentrations — Dell’s counterparties to its financial instruments consist of a number of major financial institutions with credit ratings of AA and A by major credit rating agencies. In addition to limiting the amount of agreements and contracts it enters into with any one party, Dell monitors its positions with, and the credit quality of the counterparties to, these financial instruments. Dell does not anticipate nonperformance by any of the counterparties.

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 28, 2011, Dell does not have significant concentrations of cash and cash equivalent deposits with its financial institutions.

Dell markets and sells its products and services to large corporate clients, governments, health care and education accounts, as well as small and medium-sized businesses and individuals. No single customer accounted for more than 10% of Dell’s consolidated net revenue during Fiscal 2011, Fiscal 2010, or Fiscal 2009.

Dell purchases a number of components from single or limited sources. In some cases, alternative sources of supply are not available. In other cases, Dell may establish a working relationship with a single source or a limited number of sources if Dell believes it is advantageous to do so based on performance, quality, support, delivery, capacity, or price considerations.

Dell also sells components to certain contract manufacturers who assemble final products for Dell. Dell does not recognize the sale of these components in net sales and does not recognize the related profits until the final products are sold by Dell to end users. Profits from the sale of these parts are recognized as a reduction of cost of sales at the time of sale. Dell has net settlement agreements with the majority of these contract manufacturers that allow Dell to offset the accounts payable to the contract manufacturers from the amounts receivable from them. The net balances that are receivables for Dell are included in other current assets or accounts payable if Dell is in a net payable position. Non-trade receivables from four of these contract manufacturers accounted for the majority of gross non-trade receivables of $2.7 billion and $2.5 billion as of January 28, 2011 and January 29, 2010, respectively. As of January 28, 2011, and January 29, 2010, these four contract manufacturers were in net payable positions.

NOTE 12 — INCOME AND OTHER TAXES

The provision for income taxes consisted of the following:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2011	2010	2009
	(in millions)
Current:
Federal	$597	$491	$446
State/Local	66	36	19
Foreign	97	116	295

Current	760	643	760

Deferred:
Federal	(95)	(21)	44
State/Local	9	9	(29)
Foreign	41	(40)	71

Deferred	(45)	(52)	86

Provision for income taxes	$715	$591	$846

Income before income taxes included approximately $2.8 billion, $1.8 billion, and $2.7 billion related to foreign operations in Fiscal 2011, Fiscal 2010, and Fiscal 2009, respectively.

Deferred tax assets and liabilities for the estimated tax impact of temporary differences between the tax and book basis of assets and liabilities are recognized based on the enacted statutory tax rates for the year in which Dell expects the differences to reverse. A valuation allowance is established against a deferred tax asset when it is more likely than not that the asset or any portion thereof will not be realized. Based upon all the available evidence,

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

including expectation of future taxable income, Dell has provided a valuation allowance of $48 million and $41 million for Fiscal 2011 and Fiscal 2010, respectively, related to state income credit carryforwards. Dell has provided a valuation allowance of $20 million and $22 million related to net operating losses for Fiscal 2011 and Fiscal 2010, respectively. Additionally, for Fiscal 2011, a $4 million valuation allowance has been provided against other deferred tax assets. Dell has determined that it will be able to realize the remainder of its deferred tax assets.

The components of Dell’s net deferred tax assets are as follows:

	January 28,	January 29,
	2011	2010
	(in millions)
Deferred tax assets:
Deferred revenue	$369	$499
Warranty provisions	214	124
Provisions for product returns and doubtful accounts	77	60
Leasing and financing	91	191
Credit carryforwards	54	51
Loss carryforwards	201	173
Stock-based and deferred compensation	203	225
Operating and compensation related accruals	62	50
Capitalized intangible assets	55	56
Other	50	56

Deferred tax assets	1,376	1,485
Valuation allowance	(72)	(63)

Deferred tax assets, net of valuation allowance	1,304	1,422

Deferred tax liabilities:
Property and equipment	(144)	(142)
Acquired intangibles	(511)	(534)
Other	(16)	(65)

Deferred tax liabilities	(671)	(741)

Net deferred tax asset	$633	$681

Current portion (included in other current assets)	$558	$444
Non-current portion (included in other non-current assets)	75	237

Net deferred tax asset	$633	$681

During Fiscal 2011, Dell recorded $41 million of deferred tax assets related to net operating loss and credit carryforwards acquired during the year, all of which was offset to goodwill. During Fiscal 2010, Dell recorded $26 million of deferred tax assets related to acquired net operating loss and credit carryforwards, net of valuation allowances of $17 million. The offset for recording the acquired net operating loss and credit carryforwards was $9 million to goodwill. During Fiscal 2011 and Fiscal 2010, $21 million and $20 million, respectively, were recorded to additional paid in capital related to the utilization of acquired net operating losses as a result of employee stock option activity, and is included in net tax shortfall from employee stock plans on the Consolidated Statement of Stockholders’ Equity. Utilization of the acquired carryforwards is subject to limitations due to ownership changes that may delay the utilization of a portion of the acquired carryforwards. No additional valuation

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

allowances have been placed on the acquired net operating loss and credit carryforwards. The carryforwards for significant taxing jurisdictions expire beginning in Fiscal 2014.

Deferred taxes have not been recorded on the excess book basis in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future and are expected to be permanent in duration. These basis differences in the amount of approximately $12.3 billion arose primarily from the undistributed book earnings of substantially all of the subsidiaries in which Dell intends to reinvest indefinitely. The basis differences could reverse through a sale of the subsidiaries or the receipt of dividends from the subsidiaries, as well as various other events. Net of available foreign tax credits, residual income tax of approximately $3.9 billion would be due upon reversal of this excess book basis as of January 28, 2011.

A portion of Dell’s operations is subject to a reduced tax rate or is free of tax under various tax holidays that expire in whole or in part during Fiscal 2012 through Fiscal 2019. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $321 million ($.17 per share) in Fiscal 2011, $149 million ($.08 per share) in Fiscal 2010, and $338 million ($.17 per share) in Fiscal 2009.

The effective tax rate differed from the statutory U.S. federal income tax rate as follows:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2011	2010	2009
U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign income taxed at different rates	(14.7)	(7.6)	(9.7)
State income taxes, net of federal tax benefit	1.4	1.4	(0.2)
Regulatory settlement	1.0	-	-
Other	(1.4)	0.4	0.3

Total	21.3%	29.2%	25.4%

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Total
(in millions)
Balance at February 1, 2008	$1,483
Increases related to tax positions of the current year	298
Increases related to tax positions of prior years	19
Reductions for tax positions of prior years	(217)
Lapse of statute of limitations	(7)
Audit settlements	(38)

Balance at January 30, 2009	1,538
Increases related to tax positions of the current year	298
Increases related to tax positions of prior years	32
Reductions for tax positions of prior years	(69)
Lapse of statute of limitations	(3)
Audit settlements	(3)

Balance at January 29, 2010	1,793
Increases related to tax positions of the current year	262
Increases related to tax positions of prior years	22
Reductions for tax positions of prior years	(41)
Lapse of statute of limitations	(32)
Audit settlements	(21)

Balance at January 28, 2011	$1,983

Fiscal 2009 reductions for tax positions of prior years in the table above include $163 million of items that did not impact Dell’s effective tax rate for Fiscal 2009. These items include foreign currency translation, withdrawal of positions expected to be taken for prior year tax filings, and a reduction that is included in the deferred tax asset valuation allowance at January 30, 2009. There were no significant items of a similar nature in Fiscal 2010 or Fiscal 2011.

The unrecognized tax benefits in the table above do not include accrued interest and penalties of $552 million, $507 million, and $400 million as of January 28, 2011, January 29, 2010, and January 30, 2009, respectively. The interest and penalties are offset by tax benefits from transfer pricing, interest deductions, and state income tax, which are also not included in the table above. These benefits were $242 million, $209 million and $166 million as of January 28, 2011, January 29, 2010, and January 30, 2009, respectively. The net amount of $2.3 billion as of January 28, 2011 if recognized, would favorably affect Dell’s effective tax rate.

Interest and penalties related to income tax liabilities are included in income tax expense. Dell recorded $45 million, $107 million, and $112 million related to interest and penalties, which were included in income tax expense for Fiscal 2011, Fiscal 2010, and Fiscal 2009, respectively.

Dell is currently under income tax audits in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which Dell is subject include fiscal years 1997 through 2011. As a result of these audits, Dell maintains ongoing discussions and negotiations relating to tax matters with the taxing authorities in these various jurisdictions. Dell’s U.S. federal income tax returns for fiscal years 2007 through 2009 are currently under examination by the Internal Revenue Service (“IRS”). The IRS issued a Revenue Agent’s Report (“RAR”) for fiscal years 2004 through 2006 proposing certain assessments primarily related to transfer pricing matters. Dell disagrees with certain of the proposed assessments and has contested them through the IRS

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

administrative appeals procedures. The IRS has recently remanded the audit for tax years 2004 through 2006 back to examination for further review. Dell believes that it has provided adequate reserves related to all matters contained in tax periods open to examination. However, should Dell experience an unfavorable outcome in the IRS matter, such an outcome could have a material impact on its results of operations, financial position, and cash flows. Although the timing of income tax audit resolutions and negotiations with taxing authorities is highly uncertain, Dell does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

Dell takes certain non-income tax positions in the jurisdictions in which it operates and has received certain non-income tax assessments from various jurisdictions. These jurisdictions include Brazil, where Dell has been in litigation with a state government over the proper application of transactional taxes to warranties and software related to the sale of computers, as well as over the appropriate use of state statutory incentives to reduce the transactional taxes. Dell has also negotiated certain tax incentives with the state that can be used to offset potential tax liabilities should the courts rule against it. The incentives are based upon the number of jobs Dell maintains within the state. Recently, Dell settled two cases related to warranties and software under a taxpayer amnesty program utilizing the incentive credits instead of cash to minimize the impact to its consolidated financial statements. The third outstanding case, which is on appeal and for which Dell has pledged its manufacturing facility in Hortolandia, Brazil to the government, remains pending. Dell does not expect the outcome of this case to have a material impact to its consolidated financial statements.

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

NOTE 13 — EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Accordingly, certain stock-based incentive awards have been excluded from the calculation of diluted earnings per share totaling 179 million, 220 million, and 252 million shares for Fiscal 2011, Fiscal 2010, and Fiscal 2009, respectively.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted earnings per share for each of the past three fiscal years:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2011	2010	2009
	(in millions, except per share amounts)
Numerator:
Net income	$2,635	$1,433	$2,478

Denominator:
Weighted-average shares outstanding:
Basic	1,944	1,954	1,980
Effect of dilutive options, restricted stock units, restricted stock, and other	11	8	6

Diluted	1,955	1,962	1,986

Earnings per share:
Basic	$1.36	$0.73	$1.25
Diluted	$1.35	$0.73	$1.25

NOTE 14 — CAPITALIZATION

Preferred Stock

Authorized Shares — Dell has the authority to issue 5 million shares of preferred stock, par value $.01 per share. At January 28, 2011, and January 29, 2010, no shares of preferred stock were issued or outstanding.

Common Stock

Authorized Shares — At January 28, 2011, Dell was authorized to issue 7 billion shares of common stock, par value $.01 per share.

Share Repurchase Program — Dell has a share repurchase program that authorizes it to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under Dell’s equity compensation plans. However, Dell does not currently have a policy that requires the repurchase of common stock in conjunction with stock-based payment arrangements. During Fiscal 2011, the amount of shares repurchased was $800 million. At January 28, 2011, Dell’s remaining authorized amount for share repurchases was $3.7 billion.

NOTE 15 — STOCK-BASED COMPENSATION AND BENEFIT PLANS

Stock-based Compensation

Description of the Plans

Employee Stock Plans — Dell is currently issuing stock grants under the Dell Amended and Restated 2002 Long-Term Incentive Plan (the “2002 Incentive Plan”), which was approved by shareholders on December 4, 2007. There are previous plans that have been terminated, except for options previously granted under those plans which remain outstanding. The 2002 Incentive Plan and the previous plans are all collectively referred to as the “Stock Plans.”

The 2002 Incentive Plan provides for the granting of stock-based incentive awards to Dell’s employees and non-employee directors. Awards may be incentive stock options within the meaning of Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock, or restricted stock units. There were approximately

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

344 million, 320 million, and 313 million shares of Dell’s common stock available for future grants under the Stock Plans at January 28, 2011, January 29, 2010, and January 30, 2009, respectively. To satisfy stock option exercises and vested restricted stock awards, Dell has a policy of issuing new shares as opposed to repurchasing shares on the open market.

Stock Option Agreements — The right to purchase shares pursuant to existing stock option agreements typically vests pro-rata at each option anniversary date over a three- to five-year period. The options, which are granted with option exercise prices equal to the fair market value of Dell’s common stock on the date of grant, generally expire within ten to twelve years from the date of grant. Compensation expense for stock options is recognized on a straight-line basis over the requisite services period.

Restricted Stock Awards — Awards of restricted stock may be either grants of restricted stock, restricted stock units, or performance-based stock units that are issued at no cost to the recipient. For restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted stock grants typically vest over a three- to seven-year period beginning on the date of the grant. For restricted stock units, legal ownership of the shares is not transferred to the employee until the unit vests, which is generally over a three- to five-year period. Dell also grants performance-based restricted stock units as a long-term incentive in which an award recipient receives shares contingent upon Dell achieving performance objectives and the employee’s continuing employment through the vesting period, which is generally over a three- to five-year period. Compensation costs recorded in connection with these performance-based restricted stock units are based on Dell’s best estimate of the number of shares that will eventually be issued upon achievement of the specified performance criteria and when it becomes probable that certain performance goals will be achieved. The cost of these awards is determined using the fair market value of Dell’s common stock on the date of the grant.

Compensation costs for restricted stock awards with a service condition is recognized on a straight-line basis over the requisite service period. Compensation costs for performance-based restricted stock awards is recognized on an accelerated multiple-award approach based on the most probable outcome of the performance condition.

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Activity

The following table summarizes stock option activity for the Stock Plans during Fiscal 2011:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in millions)	(per share)	(in years)	(in millions)
Options outstanding — January 29, 2010	205	$30.00
Granted	17	14.82
Exercised	(1)	9.18
Forfeited	(2)	13.85
Cancelled/expired	(58)	36.44

Options outstanding — January 28, 2011	161	$26.49

Vested and expected to vest (net of estimated forfeitures) — January 28, 2011(a)	158	$26.73	3.7	$33
Exercisable — January 28, 2011(a)	139	$28.61	3.0	$10

(a)	For options vested and expected to vest and options exercisable, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Dell’s closing stock price on January 28, 2011, and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on January 28, 2011. The intrinsic value changes based on changes in the fair market value of Dell’s common stock.

The following table summarizes stock option activity for the Stock Plans during Fiscal 2010:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in millions)	(per share)	(in years)	(in millions)
Options outstanding — January 30, 2009	230	$31.85
Granted	11	9.83
Exercised	-	12.05
Forfeited	-	14.73
Cancelled/expired	(36)	35.59

Options outstanding — January 29, 2010	205	$30.00

Vested and expected to vest (net of estimated forfeitures) — January 29, 2010(a)	204	$30.15	3.5	$35
Exercisable — January 29, 2010(a)	194	$31.16	3.1	$1

(a)	For options vested and expected to vest and options exercisable, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Dell’s closing stock price on January 29, 2010, and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on January 29, 2010. The intrinsic value changes based on changes in the fair market value of Dell’s common stock.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes stock option activity for the Stock Plans during Fiscal 2009:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in millions)	(per share)	(in years)	(in millions)
Options outstanding — February 1, 2008	264	$32.30
Granted	13	19.71
Exercised	(4)	19.08
Forfeited	(4)	23.97
Cancelled/expired	(39)	33.14

Options outstanding — January 30, 2009	230	$31.85

Vested and expected to vest (net of estimated forfeitures) — January 30, 2009(a)(b)	230	$31.86	3.9	$-
Exercisable — January 30, 2009(a)(b)	230	$31.86	3.9	$-

(a)	For options vested and expected to vest and options exercisable, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Dell’s closing stock price on January 30, 2009, and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on January 30, 2009. The intrinsic value changes based on changes in the fair market value of Dell’s common stock.

(b)	No options were in-the-money at January 30, 2009

Other information pertaining to stock options for the Stock Plans is as follows:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2011	2010	2009
	(in millions, except per option data)
Weighted-average grant date fair value of stock options granted per option	$5.01	$3.71	$5.87
Total fair value of options vested(a)	$13	$-	$187
Total intrinsic value of options exercised(b)	$7	$-	$15

(a)	Includes the $104 million of charges for accelerated options in Fiscal 2009.

(b)	The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the fiscal year.

At January 28, 2011, January 29, 2010, and January 30, 2009, there was $65 million, $28 million, and $1 million of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 2.0 years, 2.2 years, and 2.3 years, respectively.

Valuation of Stock Options

Dell uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The estimated fair values incorporate various assumptions, including volatility, expected term, and risk-free interest rates. Expected volatility is based on a blend of implied and historical volatility of Dell’s common stock over the most recent period commensurate with the estimated expected term of Dell’s stock options. Dell uses this blend of implied and historical volatility, as well as other economic data, because management believes such volatility is more representative of prospective trends. The expected term of an award is based on historical experience and on

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the terms and conditions of the stock awards granted to employees. The dividend yield of zero is based on the fact that Dell has never paid cash dividends and has no present intention to pay cash dividends.

The weighted-average fair value of stock options was determined based on the Black-Scholes option pricing model weighted for all grants utilizing the assumptions in the following table:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2011	2010	2009
Expected term (in years)	4.5	4.5	3.6
Risk-free interest rate (U.S. Government Treasury Note)	2.2%	1.8%	2.3%
Volatility	37%	44%	37%
Dividends	-%	-%	-%

Restricted Stock Awards

Non-vested restricted stock awards and activities were as follows:

	Fiscal 2011		Fiscal 2010		Fiscal 2009
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Grant Date	of	Grant Date	of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(in millions)	(per share)	(in millions)	(per share)	(in millions)	(per share)
Non-vested restricted stock:
Beginning balance	40	$16.84	36	$22.45	36	$24.90
Granted	26	14.53	22	11.39	18	19.11
Vested(a)	(17)	19.10	(13)	22.78	(10)	24.64
Forfeited	(7)	15.21	(5)	18.23	(8)	23.15

Non-vested restricted stock ending balance	42	$14.71	40	$16.84	36	$22.45

(a)	Upon vesting, restricted stock units are generally sold to cover the required withholding taxes. However, select participants may choose the net shares settlement method to cover withholding tax requirements. Total shares withheld were approximately 354,000, 157,000, and 48,000 for Fiscal 2011, Fiscal 2010, and Fiscal 2009, respectively. Total payments for the employee’s tax obligations to the taxing authorities were $5 million, $2 million, and $1 million in Fiscal 2011, Fiscal 2010, and Fiscal 2009, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

For the Fiscal 2011, Fiscal 2010, and Fiscal 2009, total estimated vest date fair value of restricted stock awards was $250 million, $134 million, and $197 million.

At January 28, 2011, January 29, 2010, and January 30, 2009, there was $341 million, $393 million, and $507 million, respectively, of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards. These awards are expected to be recognized over a weighted-average period of approximately 1.9, 1.8, and 2.0 years, respectively.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based Compensation Expense

Stock-based compensation expense was allocated as follows:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2011	2010	2009
	(in millions)
Stock-based compensation expense:
Cost of net revenue	$57	$47	$62
Operating expenses	275	265	356

Stock-based compensation expense before taxes	332	312	418
Income tax benefit	(97)	(91)	(131)

Stock-based compensation expense, net of income taxes	$235	$221	$287

Stock-based compensation in the table above includes $104 million of expense for accelerated options and a reduction of $1 million for the release of the accrual for expired stock options in Fiscal 2009, as previously discussed.

Employee Benefit Plans

401(k) Plan — Dell has a defined contribution retirement plan (the “401(k) Plan”) that complies with Section 401(k) of the Internal Revenue Code. Substantially all employees in the U.S. are eligible to participate in the 401(k) Plan. Effective January 1, 2008, Dell matches 100% of each participant’s voluntary contributions, subject to a maximum contribution of 5% of the participant’s compensation, and participants vest immediately in all Dell contributions to the 401(k) Plan. Dell’s contributions during Fiscal 2011, Fiscal 2010, and Fiscal 2009 were $132 million, $91 million, and $93 million, respectively. Dell’s contributions are invested according to each participant’s elections in the investment options provided under the Plan. Investment options include Dell common stock, but neither participant nor Dell contributions are required to be invested in Dell common stock. During Fiscal 2010, Dell also contributed $4.2 million to Perot Systems’ 401(k) Plan (the “Perot Plan”) after the acquisition of the company on November 3, 2009. The Perot Plan was merged into the 401(k) Plan during Fiscal 2011.

Deferred Compensation Plan — Dell has a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees and non-employee directors. The Deferred Compensation Plan permits the deferral of base salary and annual incentive bonus. The deferrals are held in a separate trust, which has been established by Dell to administer the Plan. The assets of the trust are subject to the claims of Dell’s creditors in the event that Dell becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (known as a “Rabbi Trust”). In accordance with the accounting provisions for deferred compensation arrangements where amounts earned are held in a Rabbi Trust and invested, the assets and liabilities of the Deferred Compensation Plan are presented in long-term investments and accrued and other liabilities in the Consolidated Statements of Financial Position, respectively. The assets held by the trust are classified as trading securities with changes recorded to interest and other, net. These assets were valued at $99 million at January 28, 2011, and are disclosed in Note 3 of Notes to Consolidated Financial Statements. Changes in the deferred compensation liability are recorded to compensation expense.

NOTE 16 — SEGMENT INFORMATION

Dell’s four global business segments are Large Enterprise, Public, Small and Medium Business (“SMB”), and Consumer. Large Enterprise includes sales of IT infrastructure and service solutions to large global and national corporate customers. Public includes sales to educational institutions, governments, health care organizations, and

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table presents net revenue by Dell’s reportable global segments as well as a reconciliation of consolidated segment operating income to Dell’s consolidated operating income:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2011	2010	2009
	(in millions)
Net revenue:
Large Enterprise	$17,813	$14,285	$18,011
Public	16,851	14,484	15,338
Small and Medium Business	14,473	12,079	14,892
Consumer	12,357	12,054	12,860

Total	$61,494	$52,902	$61,101

Consolidated operating income:
Large Enterprise	$1,473	$819	$1,158
Public	1,484	1,361	1,258
Small and Medium Business	1,477	1,040	1,273
Consumer	65	107	306

Consolidated segment operating income	4,499	3,327	3,995
Severance and facility actions	(129)	(481)	(282)
Broad based long-term incentives(a)	(350)	(353)	(418)
In-process research and development	-	-	(2)
Amortization of intangible assets	(349)	(205)	(103)
Acquisition-related costs(a)(b)	(98)	(116)	-
Other(c)	(140)	-	-

Total	$3,433	$2,172	$3,190

(a)	Broad based long-term incentives includes stock-based compensation, but excludes stock-based compensation related to acquisitions, which are included in acquisition-related costs. Stock-based expense for Fiscal 2009 also includes $104 million of expense for accelerated options. See Note 15 of Notes to Consolidated Financial Statements for additional information.

(b)	Acquisition-related costs consist primarily of retention payments, integration costs, and consulting fees.

(c)	Other includes the $100 million settlement for the SEC investigation and a $40 million settlement for a securities litigation lawsuit that were both incurred in the first quarter of Fiscal 2011.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents assets by Dell’s reportable global segments. Segment assets primarily consist of accounts receivable and inventories.

	January 28,	January 29,
	2011	2010
	(in millions)
Total assets:
Corporate	$30,264	$26,240
Large Enterprise	2,934	2,604
Public	2,545	2,464
Small and Medium Business	1,398	1,051
Consumer	1,458	1,293

Total	$38,599	$33,652

The following table presents depreciation expense by Dell’s reportable business segments:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2011	2010	2009
	(in millions)
Depreciation expense:
Large Enterprise	$180	$175	$180
Public	170	177	174
Small and Medium Business	146	148	151
Consumer	125	147	161

Total	$621	$647	$666

The following tables present net revenue and long-lived asset information allocated between the U.S. and foreign countries:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2011	2010	2009
	(in millions)
Net revenue:
United States	$31,912	$28,053	$31,569
Foreign countries	29,582	24,849	29,532

Total	$61,494	$52,902	$61,101

	January 28,	January 29,
	2011	2010
	(in millions)
Long-lived assets:
United States	$1,419	$1,536
Foreign countries	534	645

Total	$1,953	$2,181

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allocation between domestic and foreign net revenue is based on the location of the customers. Net revenue and long-lived assets from any single foreign country did not constitute more than 10% of Dell’s consolidated net revenues or long-lived assets during Fiscal 2011, Fiscal 2010, or Fiscal 2009. No single customer accounted for more than 10% of Dell’s consolidated net revenue during Fiscal 2011, Fiscal 2010, or Fiscal 2009.

The following table presents net revenue by product and services categories:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2011	2010	2009
	(in millions)
Net revenue:
Enterprise Solutions and Services:
Enterprise Solutions:
Servers and networking	$7,609	$6,032	$6,512
Storage	2,295	2,192	2,667
Services	7,673	5,622	5,351
Software and peripherals	10,261	9,499	10,603
Client:
Mobility	18,971	16,610	18,604
Desktop PCs	14,685	12,947	17,364

Net revenue	$61,494	$52,902	$61,101

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

Supplemental Consolidated Statements of Financial Position Information

The following table provides information on amounts included in accounts receivable, net, and inventories, net , property, plant, and equipment, net , accrued and other liabilities, and other non-current liabilities, as well as prepaid expenses as of January 28, 2011 and January 29, 2010.

	January 28,	January 29,
	2011	2010
	(in millions)
Accounts receivable, net:
Gross accounts receivable	$6,589	$5,952
Allowance for doubtful accounts	(96)	(115)

Total	$6,493	$5,837

Inventories, net:
Production materials	$593	$487
Work-in-process	232	168
Finished goods	476	396

Total	$1,301	$1,051

Prepaid expenses(a)	$374	$539

Property, plant, and equipment, net:
Computer equipment	$2,275	$2,118
Land and buildings	1,674	1,686
Machinery and other equipment	780	848

Total property, plant, and equipment	4,729	4,652
Accumulated depreciation and amortization	(2,776)	(2,471)

Total	$1,953	$2,181

(a)	Prepaid expenses are included in other current assets in the Consolidated Statements of Financial Position.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Consolidated Statements of Financial Position Information (cont.)

	January 28,	January 29,
	2011	2010
	(in millions)
Accrued and other current liabilities:
Compensation	$1,550	$1,112
Warranty liability	575	593
Income and other taxes	529	426
Other	1,527	1,753

Total	$4,181	$3,884

Other non-current liabilities:
Warranty liability	$320	$319
Income and other taxes	2,293	2,085
Other	73	201

Total	$2,686	$2,605

Supplemental Consolidated Statements of Income

The table below provides advertising costs for Fiscal 2011, Fiscal 2010, and Fiscal 2009. Advertising costs are included in selling, general, and administrative in the Consolidated Statements of Income.

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2011	2010	2009
	(in millions)
Advertising costs	$730	$619	$811

The table below provides details of interest and other, net for Fiscal 2011, Fiscal 2010, and Fiscal 2009:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2011	2010	2009
	(in millions)
Interest and other, net:
Investment income, primarily interest	$47	$57	$180
Gains (losses) on investments, net	6	2	(10)
Interest expense	(199)	(160)	(93)
Foreign exchange	4	(59)	115
Other	59	12	(58)

Interest and other, net	$(83)	$(148)	$134

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Statement of Stockholders’ Equity

The table below provides the cumulative balance for foreign currency translation adjustments as of January 28, 2011, January 29, 2010, and January 30, 2009. Cumulative foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

	January 28,	January 29,	January 30,
	2011	2010	2009
	(in millions)
Cumulative income (loss) for foreign currency translation adjustments	$39	$(40)	$(11)

Valuation and Qualifying Accounts

		Balance at	Charged to		Balance
Fiscal		Beginning	Income	Charged to	at End of
Year	Description	of Period	Statement	Allowance	Period
Trade Receivables:
2011	Allowance for doubtful accounts	$115	$124	$143	$96
2010	Allowance for doubtful accounts	$112	$185	$182	$115
2009	Allowance for doubtful accounts	$103	$151	$142	$112

Customer Financing Receivables(a):
2011	Allowance for doubtful accounts	$237	$258	$254	$241
2010	Allowance for doubtful accounts	$149	$244	$156	$237
2009	Allowance for doubtful accounts	$96	$159	$106	$149

Trade Receivables:
2011	Allowance for customer returns	$79	$581	$558	$102
2010	Allowance for customer returns	$69	$541	$531	$79
2009	Allowance for customer returns	$91	$401	$423	$69

(a)	Charge-offs to the allowance for financing receivable losses for customer financing receivables includes principal and interest.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 — UNAUDITED QUARTERLY RESULTS

The following tables present selected unaudited Consolidated Statements of Income for each quarter of Fiscal 2011 and Fiscal 2010:

	Fiscal Year 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share data)
Net revenue	$14,874	$15,534	$15,394	$15,692
Gross margin	$2,516	$2,586	$3,003	$3,291
Net income	$341	$545	$822	$927
Earnings per share:
Basic	$0.17	$0.28	$0.42	$0.48
Diluted	$0.17	$0.28	$0.42	$0.48
Weighted-average shares outstanding:
Basic	1,961	1,952	1,939	1,924
Diluted	1,973	1,960	1,949	1,938

	Fiscal Year 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share data)
Net revenue	$12,342	$12,764	$12,896	$14,900
Gross margin	$2,168	$2,391	$2,233	$2,469
Net income	$290	$472	$337	$334
Earnings per share:
Basic	$0.15	$0.24	$0.17	$0.17
Diluted	$0.15	$0.24	$0.17	$0.17
Weighted-average shares outstanding:
Basic	1,949	1,955	1,956	1,957
Diluted	1,952	1,960	1,966	1,971

NOTE 19 — SUBSEQUENT EVENTS

In February, 2011, Dell completed its acquisitions of Compellent Technologies, Inc. (“Compellent”), a provider of virtual storage solutions for enterprise and cloud computing environments, and SecureWorks Inc. (“SecureWorks”), a global provider of information security service, for approximately $938 million and $612 million, respectively. Both Compellent and SecureWorks will be integrated into Dell’s Commercial segments. Because the acquisitions have recently closed, Dell has not completed the purchase accounting and initial purchase price allocation for these acquisitions. Dell expects to complete the purchase accounting and initial purchase price allocations in the first quarter of Fiscal 2012.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2011 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of January 28, 2011. The effectiveness of our internal control over financial reporting as of January 28, 2011 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

Dell’s management, with the participation of Dell’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Dell’s internal control over financial reporting occurred during the fourth quarter of Fiscal 2011. Based on their evaluation, management concluded that there has been no change in Dell’s internal control over financial reporting during the fourth quarter of Fiscal 2011 that has materially affected, or is reasonably likely to materially affect, Dell’s internal control over financial reporting.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 28, 2011. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of January 28, 2011.

As part of our settlement of an SEC investigation into certain disclosure, accounting and financial reporting matters described under the caption “Legal Matters” in Note 11 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data,” we consented on October 13, 2010 to perform the following undertakings related to our disclosure processes, practices and controls:

•	For a minimum period of three years, enhance our disclosure review committee (“DRC”) processes by having qualified outside securities counsel attend all Dell meetings and review all of our SEC periodic filings prior to filing.

•	Retain an independent consultant not unacceptable to the SEC staff to review and evaluate our disclosure processes, practices and controls and to recommend changes designed to improve those processes, practices and controls, and, within 90 days after issuance of the independent consultant’s report containing such review, evaluation and recommendations, which will be issued in March 2011, adopt and implement all recommendations contained in the report.

•	For a minimum period of three years, provide annual training reasonably designed to minimize the possibility of future violations of the disclosure requirements of the federal securities laws, with a focus on disclosures required in management’s discussion and analysis of financial condition and results of operations, for (1) members of the Audit Committee of our Board of Directors; (2) members of the DRC; (3) our senior officers; (4) our internal disclosure counsel; (5) personnel in our internal audit department who perform assurance services; (6) all persons required to certify in our filings with the SEC that such filings make adequate disclosure under federal securities laws; and (7) all other persons employed by us who have responsibility for the review of our filings with the SEC.

We will be required to certify to the SEC staff that we have complied with the foregoing undertakings. We have initiated actions to perform each of the undertakings.

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

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name and age of, and biographical information about, each member of our board of directors, other than Michael Dell, as of March 4, 2011. See “Part I — Item 1 — Business — Executive Officers of Dell” for information about Michael Dell.

•	James W. Breyer (Age 49) — Mr. Breyer joined Accel Partners (an investment firm) in Palo Alto, California in 1985 and is currently a Partner. Mr. Breyer has been an investor in over 30 consumer Internet, media, and technology companies that have completed public offerings or successful mergers. Mr. Breyer is currently on the board of directors of Wal-Mart Stores, Inc., where he is the presiding director. From June 2006 to December 2009, he was on the board of Marvel Entertainment Inc. and from October 1995 until June 2008, he served on the board of Real Networks Inc. Mr. Breyer also serves on the boards of directors of several private companies.

•	Donald J. Carty (Age 64) — Mr. Carty is the former Vice Chairman and Chief Financial Officer of Dell, having held that office from January 2007 until June 2008. In that role, he was responsible for all finance functions, including controller, corporate planning, tax, treasury operations, investor relations, corporate development, risk management, and corporate audit. Mr. Carty was the Chairman and Chief Executive Officer of AMR Corporation and American Airlines from 1998 until his retirement in 2003. He served in a variety of executive positions with AMR Corporation, AMR Airline Group and American Airlines from 1978 to 1985 and from 1987 to 1999, including Chief Financial Officer of AMR Corporation and American Airlines Inc. from October 1989 until March 1995. Mr. Carty was President and Chief Executive Officer of Canadian Pacific Air Lines, known as CP Air, in Canada from 1985 to 1987. After his retirement from AMR and American Airlines Inc. in 2003, Mr. Carty was engaged in numerous business and private investment activities with a variety of companies. Mr. Carty is also a director of Barrick Gold Corporation, Hawaiian Holdings Inc., Gluskin Sheff and Associates, Talisman Energy Inc. and Canadian National Railway Company. Additionally, Mr. Carty was a member of the board of directors of CHC Helicopter Corp. from November 2004 until September 2008, of Solution Inc., Ltd. from July 2004 until January 2007, of Sears Holding Corp. from May 2001 until May 2007 and of Placer Dome Inc. from April 2005 until March 2006.

•	William H. Gray, III (Age 69) — Mr. Gray is co-Chairman of GrayLoeffler L.L.C. (a consulting and advisory firm), a position he has held since August 2004. Mr. Gray was President and Chief Executive Officer of The College Fund/UNCF (educational assistance) from 1991 until he retired in June 2004. He was a member of the United States House of Representatives from 1979 to 1991. During his tenure, he was Chairman of the House Budget Committee, a member of the Appropriations Committee and Chairman of the House Democratic Caucus and Majority Whip. He is an ordained Baptist Minister and last pastored at Bright Hope Baptist Church of Philadelphia from 1972 until 2007. Mr. Gray is also a director of J.P. Morgan Chase & Co., Prudential Financial Inc., and Pfizer Inc. Additionally, from June 2000 to January 2010, Mr. Gray was a director of Visteon Corporation.

•	Gerard J. Kleisterlee (Age 64) — Mr. Kleisterlee is President and Chief Executive Officer of Royal Philips Electronics. Prior to his appointment as President and Chief Executive Officer in April 2001, Mr. Kleisterlee was President and Chief Operations Officer of Philips. Previously, he held key positions within Royal Philips Electronics, including member of the Board of Management since April 2000, member of the Group Management Committee since January 1999, Chief Executive Officer of Philips’ Components division, President of Philips Taiwan, Regional Manager for Philips Components in Asia-Pacific, Managing Director of Philips Display Components worldwide, General Manager of Philips’ Professional Audio Product Group and various manufacturing management positions within Philips’ Medical Systems division starting in 1974. Mr. Kleisterlee also serves on the supervisory board of the Dutch Central Bank , is chairman of the Foundation of the Cancer Center Amsterdam of the Vu Medical Center and is a member of the boards of directors of Daimler AG and Royal Dutch Shell.

•	Judy C. Lewent (Age 62) — Until September 2007, Ms. Lewent served as the Executive Vice President and Chief Financial Officer of Merck & Co., Inc., a health care company. She served as Chief Financial Officer of Merck starting in 1990 and also held various other financial and management positions after joining Merck in 1980. Ms. Lewent is also a director of Thermo Fisher Scientific Inc. and Motorola Solutions Inc. Additionally Ms. Lewent served on the board of Motorola Inc. from 1995 until May 2010. Ms. Lewent is a trustee and the chairperson of the audit committee of the Rockefeller Family Trust, a life member of the Massachusetts Institute of Technology Corporation and a member of the American Academy of Arts and Sciences.

•	Thomas W. Luce, III (Age 70) — Mr. Luce currently serves as President, Chief Executive Officer, and Director of the National Math and Science Initiative, a not-for-profit organization dedicated to expanding programs that have a proven positive impact on math and science education. He served as United States Assistant Secretary of Education for Planning, Evaluation and Policy Development from July 1, 2005, until his resignation on September 1, 2006. From 1997 until 2005, Mr. Luce was a partner of the business advisory firm Luce & Williams, Ltd. Mr. Luce was a founding partner and managing partner of the law firm of Hughes & Luce, LLP from 1973 until his retirement from the firm in 1997, and was Of Counsel with that law firm until December 2003.

•	Klaus S. Luft (Age 69) — Mr. Luft is the founder and Chairman of the supervisory board of Artedona AG, a privately held mail order e-commerce company established in 1999 and headquartered in Munich, Germany. He is also owner and President of Munich-based MATCH — Market Access Services GmbH & Co., KG. From 1990 until 2010, Mr. Luft served as Vice Chairman and International Advisor to Goldman Sachs Europe Limited. From March 1986 to November 1989, he was Chief Executive Officer of Nixdorf Computer AG, where he served for more than 17 years in a variety of executive positions in marketing, manufacturing, and finance. From May 2006 to July 2007, Mr. Luft served on the board of Assurances Generales de France, known as AGF, a French insurance company. Mr. Luft is the Honorary Consul of the Republic of Estonia in the State of Bavaria.

•	Alex J. Mandl (Age 67) — Mr. Mandl is currently the non-Executive Chairman of Gemalto N.V., a digital security company resulting from the merger of Axalto Holding N.V. and Gemplus International S.A. From June 2006 until December 2007, Mr. Mandl served as Executive Chairman of Gemalto. Before June 2006, Mr. Mandl was President, Chief Executive Officer and a member of the board of Gemplus, positions he held since August 2002. He has served as Principal of ASM Investments, a company focusing on early stage funding in the technology sector, since April 2001. From 1996 to March 2001, Mr. Mandl was Chairman and CEO of Teligent, Inc., which offered business customers an alternative to the Bell Companies for local, long distance and data communication services. Mr. Mandl was AT&T’s President and Chief Operating Officer from 1994 to 1996, and its Executive Vice President and Chief Financial Officer from 1991 to 1993. From 1988 to 1991, Mr. Mandl was Chairman of the Board and Chief Executive Officer of Sea-Land Services Inc. Mr. Mandl served from May 2007 to October 2010 as a director of Hewitt Associates, Inc. and from March 2008 to October 2010 as a director of Visteon Corporation. Mr. Mandl has been a member of the board of directors of Horizon Lines, Inc. since January of 2007 and became the Chairman in February 2011.

•	Shantanu Narayen (Age 47) — Mr. Narayen is President and Chief Executive Officer of Adobe Systems Incorporated, a software company. From January 2005 until December 2007, Mr. Narayen was Adobe’s President and Chief Operating Officer. Previously, he held key product research and development positions within Adobe, including Executive Vice President of Worldwide Products, Senior Vice President of Worldwide Product Development, and Vice President and General Manager of the Engineering Technology Group. Before joining Adobe in 1998, he was a co-founder of Pictra, Inc., an early pioneer of digital photo sharing over the Internet. Prior to his service in that position, he served as director of desktop and collaboration products at Silicon Graphics, Inc. and held various senior management positions at Apple Computer, Inc. Mr. Narayen also serves on the advisory board of the Haas School of Business of the University of California, Berkley and is president of the board of directors of the Adobe Foundation, which funds philanthropic initiatives around the world.

•	Sam Nunn (Age 72) — Mr. Nunn is Co-Chairman and Chief Executive Officer of the Nuclear Threat Initiative (NTI), a charitable organization working to reduce the global threats from nuclear, biological and chemical weapons. He was a senior partner at the law firm of King & Spalding, Atlanta, Georgia, from 1997 until 2003. From 1972 through 1996, he served as a United States Senator from Georgia. During his tenure as Senator, he served as Chairman of the Senate Armed Services Committee and the Permanent Subcommittee on Investigations. He also served on the Intelligence and Small Business Committees. Mr. Nunn also serves as a director of Chevron Corporation, The Coca-Cola Company and General Electric Company and is a Director Emeritus of Total Systems Inc. From October 1999 to October 20, 2006, Mr. Nunn served on the board of directors of Internet Security Systems, Inc. and from February 1997 to February 2006, served on the board of directors of Scientific-Atlanta, Inc.

•	H. Ross Perot Jr. (Age 52) — Mr. Perot is currently chairman of Hillwood Development Company, a real estate development company, which he founded in 1988. Mr. Perot served as the Chairman of the Board of Perot Systems Corporation from September 2004 until its acquisition by Dell on November 3, 2009. Mr. Perot also served as a director of Perot Systems from June 1988 until November 3, 2009, and as President and Chief Executive Officer of Perot Systems from September 2000 until September 2004. Mr. Perot served in the United States Air Force for eight and a half years. He currently serves on the board of directors of the EastWest Institute and the Dallas Committee of Foreign Relations.

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

See “Part I — Item 1 — Business — Executive Officers of Dell” for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2011 annual meeting of stockholders, referred to as the “2011 proxy statement,” which we will file with the SEC on or before 120 days after our 2011 fiscal year-end, and which will appear in the 2011 proxy statement under the captions “Proposal 1 — Election of Directors” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11 — EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the 2011 proxy statement, including the information in the 2011 proxy statement appearing under the captions “Proposal 1 — Election of Directors — Director Compensation” and “Executive Compensation.”

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to the 2011 proxy statement, including the information in the 2011 proxy statement appearing under the captions “Stock Ownership” and “Executive Compensation — Equity Compensation Plans.”

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the 2011 proxy statement, including the information in the 2011 proxy statement appearing under the captions “Proposal 1 — Elections of Directors” and “Additional Information — Certain Relationships and Related Transactions.”

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the 2011 proxy statement, including the information in the 2011 proxy statement appearing under the caption “Proposal 2 — Ratification of Independent Auditor.”

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed as a part of this report under “Part II — Item 8 — Financial Statements and Supplementary Data”:

A list of the exhibits filed or furnished with this report (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit index on page 123 of this report.

Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended January 28, 2011, January 29, 2010, and January 30, 2009 is included in Note 17 of Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data”. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the consolidated financial statements, or notes thereto, included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL INC.

By:	/s/ MICHAEL S. DELL
Michael S. Dell
Chairman and Chief Executive Officer
(Duly authorized officer)

Date: March 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Name	Title	Date

/s/ MICHAEL S. DELL Michael S. Dell	Chairman and Chief Executive Officer (principal executive officer)	March 15, 2011

/s/ JAMES W. BREYER James W. Breyer	Director	March 15, 2011

/s/ DONALD J. CARTY Donald J. Carty	Director	March 15, 2011

/s/ WILLIAM H. GRAY, III William H. Gray, III	Director	March 15, 2011

/s/ GERARD J. KLEISTERLEE Gerard J. Kleisterlee	Director	March 15, 2011

/s/ JUDY C. LEWENT Judy C. Lewent	Director	March 15, 2011

/s/ THOMAS W. LUCE, III Thomas W. Luce III	Director	March 15, 2011

/s/ KLAUS S. LUFT Klaus S. Luft	Director	March 15, 2011

/s/ ALEX J. MANDL Alex J. Mandl	Director	March 15, 2011

/s/ SHANTANU NARAYEN Shantanu Narayen	Director	March 15, 2011

/s/ SAMUEL A. NUNN, JR. Samuel A. Nunn, Jr.	Director	March 15, 2011

/s/ H. ROSS PEROT, JR. H. Ross Perot, Jr.	Director	March 15, 2011

/s/ BRIAN T. GLADDEN Brian T. Gladden	Senior Vice President and Chief Financial Officer (principal financial officer)	March 15, 2011

/s/ THOMAS W. SWEET Thomas W. Sweet	Vice President, Corporate Finance and Chief Accounting Officer (principal accounting officer)	March 15, 2011

Exhibits

Exhibit
No.			Description of Exhibit
3.1		—	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of Dell Inc. (“Dell”) for the fiscal quarter ended July 30, 2010, Commission File No. 0-17017)
3.2		—	Restated Bylaws, as amended and effective as of August 16, 2010 (incorporated by reference to Exhibit 3.2 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2010, Commission File No. 0-17017)
4.1		—	Indenture, dated as of April 27, 1998, between Dell Computer Corporation (“Dell”) and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.2		—	Officers’ Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.3		—	Form of Dell’s 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell’s Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4		—	Indenture, dated as of April 17, 2008, between Dell and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (including the form of notes) (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed April 17, 2008, Commission File No. 0-17017)
4.5		—	Indenture, dated as of April 6, 2009, between Dell and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission File No. 0-17017)
4.6		—	First Supplemental Indenture, dated April 6, 2009, between Dell and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission File No. 0-17017)
4.7		—	Form of 5.625% Notes due 2014 (incorporated by reference to Exhibit 4.3 of Dell’s Current Report on Form 8-K filed April 6, 2009, Commission File No. 0-17017)
4.8		—	Second Supplemental Indenture, dated June 15, 2009, between Dell and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission File No. 0-17017)
4.9		—	Form of 3.375% Notes due 2012 (incorporated by reference to Exhibit 4.2 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission File No. 0-17017)
4.10		—	Form of 5.875% Notes due 2019 (incorporated by reference to Exhibit 4.3 of Dell’s Current Report on Form 8-K filed June 15, 2009, Commission File No. 0-17017)
4.11		—	Third Supplemental Indenture, dated September 10, 2010, between Dell and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell’s Current Report on Form 8-K filed September 10, 2010, Commission File No. 0-17017)
4.12		—	Form of 1.40% Notes due 2013 (incorporated by reference to Exhibit 4.2 of Dell’s Current Report on Form 8-K filed September 10, 2010, Commission File No. 0-17017)
4.13		—	Form of 2.30% Notes due 2015 (incorporated by reference to Exhibit 4.3 of Dell’s Current Report on Form 8-K filed September 10, 2010, Commission File No. 0-17017)
4.14		—	Form of 5.40% Notes due 2040 (incorporated by reference to Exhibit 4.4 of Dell’s Current Report on Form 8-K filed September 10, 2010, Commission File No. 0-17017)
10	.1*	—	Amended and Restated Dell Computer Corporation 1994 Incentive Plan (incorporated by reference to Exhibit 99 of Dell’s Registration Statement on Form S-8 filed October 31, 2000, Registration No. 333-49014)
10	.2*	—	Amended and Restated Dell Computer Corporation 1998 Broad-Based Stock Option Plan (incorporated by reference to Exhibit 99 of Dell’s Registration Statement on Form S-8 filed October 31, 2000, Registration No. 333-49016)

Exhibit
No.			Description of Exhibit
10	.3*	—	Dell Computer Corporation 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2002, Commission File No. 0-17017)
10	.4*	—	Dell Inc. Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Appendix A of Dell’s 2007 proxy statement filed October 31, 2007, Commission File No. 0-17017)
10	.5*	—	Amended and Restated Dell Inc. Deferred Compensation Plan effective as of January 1, 2005 (incorporated by reference to Exhibit 10.7 of Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2009, Commission File No. 0-17017)
10	.6*	—	Amended and Restated Dell Inc. Deferred Compensation Plan for Non-Employee Directors effective as of January 1, 2005 (incorporated by reference to Exhibit 10.8 of Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2009, Commission File No. 0-17017)
10	.7*	—	Executive Annual Incentive Bonus Plan (incorporated by reference to Appendix A of Dell’s 2008 proxy statement filed June 2, 2008, Commission File No. 0-17017)
10	.8*	—	Form of Restricted Stock Agreement for Non-Employee Directors under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed July 27, 2006, Commission File No. 0-17017)
10	.9*	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed July 27, 2006, Commission File No. 0-17017)
10	.10*	—	Form of Stock Unit Agreement for grant to Donald J. Carty under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed December 20, 2006, Commission File No. 0-17017)
10	.11*	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2007, Commission File No. 0-17017)
10	.12*†	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated 2002 Long-Term Incentive Plan
10	.13*	—	Form of Restricted Stock Unit Agreement for Executive Officers under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.23 of Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2009, Commission File No. 0-17017)
10	.14*	—	Form of Restricted Stock Unit Agreement for Executive Officers under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, Commission File No. 0-17017)
10	.15*	—	Form of Restricted Stock Unit Agreement for New Hire Senior Executive Officers under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, Commission File No. 0-17017)
10	.16*	—	Form of Performance Based Stock Unit Agreement for employees under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 of Dell’s Current Report on Form 8-K filed March 14, 2006, Commission File No. 0-17017)
10	.17*	—	Form of Performance Based Stock Unit Agreement for Executive Officers under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 of Dell’s Annual Report on Form 10-K for the fiscal year ended February 1, 2008, Commission File No. 0-17017)
10	.18*	—	Form of Performance Based Stock Unit Agreement for Executive Officers under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 of Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2009, Commission File No. 0-17017)

Exhibit
No.			Description of Exhibit
10	.19*	—	Form of Performance Based Stock Unit Agreement for Key Vice Presidents under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, Commission File No. 0-17017)
10	.20*	—	Form of Performance Based Stock Unit Agreement for Communications Solutions Executive Officers under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, Commission File No. 0-17017)
10	.21*	—	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed July 27, 2006, Commission File No. 0-17017)
10	.22*	—	Form of Nonstatutory Stock Option Agreement for grant to Donald J. Carty under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed December 20, 2006, Commission File No. 0-17017)
10	.23*	—	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2007, Commission File No. 0-17017)
10	.24*	—	Form of Nonstatutory Stock Option Agreement for Executive Officers under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 of Dell’s Annual Report on Form 10-K for the fiscal year ended January 30, 2009, Commission File No. 0-17017)
10	.25*	—	Form of Nonstatutory Stock Option Agreement for Executive Officers under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Dell’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, Commission File No. 0-17017)
10	.26*	—	Form of Indemnification Agreement between Dell and each Non-Employee Director of Dell (incorporated by reference to Exhibit 10.11 to Dell’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, Commission File No. 0-17017)
10	.27*†	—	Form of Indemnification Agreement between Dell and each Executive Officer of Dell
10	.28*	—	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement (incorporated by reference to Exhibit 99.3 of Dell’s Current Report on Form 8-K filed February 21, 2007, Commission File No. 0-17017)
10	.29*	—	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 of Dell’s Current Report on Form 8-K filed July 16, 2007, Commission File No. 0-17017)
10	.30*	—	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 of Dell’s Current Report on Form 8-K filed September 12, 2007, Commission File No. 0-17017)
10	.31*	—	Retention Bonus, Merger and Modification Agreement between Dell and Ronald G. Garriques (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed March 9, 2009, Commission File No. 0-17017)
10	.32*	—	Separation Agreement and Release between Ronald G. Garriques and Dell (incorporated by reference to Exhibit 99.1 of Dell’s Current Report on Form 8-K filed November 17, 2010, Commission File No. 0-17017)
10	.33*	—	Separation Agreement and Release between Dell and Peter Altabef (incorporated by reference to Exhibit 10.1 of Dell’s Current Report on Form 8-K filed January 13, 2011, Commission File No. 0-17017)
12	.1†	—	Computation of ratio of earnings to fixed charges
21	†	—	Subsidiaries of Dell
23	†	—	Consent of PricewaterhouseCoopers LLP

Exhibit
No.			Description of Exhibit
31	.1†	—	Certification of Michael S. Dell, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1††	—	Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS§	—	XBRL Instance Document
101	.SCH§	—	XBRL Taxonomy Extension Schema Document
101	.CAL§	—	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB§	—	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE§	—	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF§	—	XBRL Taxonomy Extension Definition Linkbase Document

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed with this report.

††	Furnished with this report.

§	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as § amended, except as expressly set forth by specific reference in such filing.