Form 10-Q
period 2011-04-29
DELL INC
filed 2011-05-26
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2011
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
 As of the close of business on May 19, 2011, 1,887,169,853 shares of common stock, par value $.01 per share, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements.” The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in “Part I - Item 1A - Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended January 28, 2011. Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date as of which such statement was made.

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Statements of Financial Position at April 29, 2011 (unaudited), and January 28, 2011		1
Condensed Consolidated Statements of Income for the three months ended April 29, 2011(unaudited) and April 30, 2010 (unaudited)		2
Condensed Consolidated Statements of Cash Flows for the three months ended April 29, 2011 (unaudited) and April 30, 2010 (unaudited)		3
Notes to Condensed Consolidated Financial Statements (unaudited)		4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 6.	Exhibits	46

Signatures		46
Exhibit Index		47

Exhibits
EX-3.1
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1 — FINANCIAL STATEMENTS

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	April 29, 2011	January 28, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,061	$13,913
Short-term investments	418	452
Accounts receivable, net	6,196	6,493
Short-term financing receivables, net	3,205	3,643
Inventories, net	1,276	1,301
Other current assets	3,217	3,219
Total current assets	28,373	29,021
Property, plant, and equipment, net	1,987	1,953
Investments	762	704
Long-term financing receivables, net	1,123	799
Goodwill	5,406	4,365
Purchased intangible assets, net	1,941	1,495
Other non-current assets	196	262
Total assets	$39,788	$38,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$816	$851
Accounts payable	10,442	11,293
Accrued and other	3,590	4,181
Short-term deferred services revenue	3,282	3,158
Total current liabilities	18,130	19,483
Long-term debt	6,794	5,146
Long-term deferred services revenue	3,608	3,518
Other non-current liabilities	2,886	2,686
Total liabilities	31,418	30,833
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 3,381 and 3,369, respectively; shares outstanding: 1,899 and 1,918, respectively	11,900	11,797
Treasury stock at cost: 1,007 and 976 shares, respectively	(29,154)	(28,704)
Retained earnings	25,689	24,744
Accumulated other comprehensive loss	(65)	(71)
Total stockholders’ equity	8,370	7,766
Total liabilities and stockholders’ equity	$39,788	$38,599
 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	April 29, 2011	April 30, 2010
Net revenue:
Products	$12,059	$12,086
Services, including software related	2,958	2,788
Total net revenue	15,017	14,874
Cost of net revenue:
Products	9,436	10,385
Services, including software related	2,149	1,973
Total cost of net revenue	11,585	12,358
Gross margin	3,432	2,516
Operating expenses:
Selling, general, and administrative	2,025	1,830
Research, development, and engineering	195	167
Total operating expenses	2,220	1,997
Operating income	1,212	519
Interest and other, net	(42)	(68)
Income before income taxes	1,170	451
Income tax provision	225	110
Net income	$945	$341
Earnings per share:
Basic	$0.50	$0.17
Diluted	$0.49	$0.17
Weighted-average shares outstanding:
Basic	1,908	1,961
Diluted	1,923	1,973
 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	April 29, 2011	April 30, 2010
Cash flows from operating activities:
Net income	$945	$341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216	247
Stock-based compensation	99	76
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	—	30
Deferred income taxes	(63)	(31)
Provision for doubtful accounts — including financing receivables	47	122
Other	(5)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	471	(119)
Financing receivables	21	(208)
Inventories	38	(132)
Other assets	110	69
Accounts payable	(925)	22
Deferred services revenue	191	72
Accrued and other liabilities	(680)	(251)
Change in cash from operating activities	465	238
Cash flows from investing activities:
Investments:
Purchases	(240)	(350)
Maturities and sales	222	169
Capital expenditures	(137)	(46)
Proceeds from sale of facility and land	12	—
Collections on purchased financing receivables	67	—
Acquisitions, net of cash received	(1,473)	(133)
Change in cash from investing activities	(1,549)	(360)
Cash flows from financing activities:
Repurchase of common stock	(450)	(200)
Issuance of common stock under employee plans	10	7
Issuance of commercial paper (maturity 90 days or less), net	—	234
Proceeds from debt	1,930	268
Repayments of debt	(323)	(566)
Other	3	3
Change in cash from financing activities	1,170	(254)
Effect of exchange rate changes on cash and cash equivalents	62	(4)
Change in cash and cash equivalents	148	(380)
Cash and cash equivalents at beginning of the period	13,913	10,635
Cash and cash equivalents at end of the period	$14,061	$10,255

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements of Dell Inc. (individually and together with its consolidated subsidiaries, "Dell") should be read in conjunction with the Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission ("SEC") in Dell's Annual Report on Form 10-K for the fiscal year ended January 28, 2011 ("Fiscal 2011"). The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries at April 29, 2011, the results of its operations, and its cash flows for the three months ended April 29, 2011, and April 30, 2010.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in Dell's Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations for the three months ended April 29, 2011, and April 30, 2010, and the cash flows for the three months ended April 29, 2011, and April 30, 2010, are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.
Dell's fiscal year is the 52 or 53 week period ending on the Friday nearest January 31. The fiscal year ending February 3, 2012 ("Fiscal 2012") will be a 53 week period.
Recently Issued and Adopted Accounting Pronouncements
Credit Quality of Financing Receivables and the Allowance for Credit Losses — In July 2010, the Financial Accounting Standards Board ("FASB") issued a new pronouncement that requires enhanced disclosures regarding the nature of credit risk inherent in an entity's portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses. The new disclosures require information for both the financing receivables and the related allowance for credit losses at more disaggregated levels. Disclosures related to information as of the end of a reporting period became effective for Dell in Fiscal 2011. Specific disclosures regarding activities that occur during a reporting period are now required for Dell beginning in the first quarter of the fiscal year ending February 3, 2012. As these changes relate only to disclosures, they did not have an impact on Dell's consolidated financial results. See Note 5 of Notes to Condensed Consolidated Financial Statements for more information on Dell's disclosures relating to the credit quality of its financing receivables.

NOTE 2 — INVENTORIES

	April 29, 2011	January 28, 2011
	(in millions)
Inventories:
Production materials	$731	$593
Work-in-process	171	232
Finished goods	374	476
Total	$1,276	$1,301

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 — FAIR VALUE MEASUREMENTS
The following table presents Dell's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of April 29, 2011, and January 28, 2011:

	April 29, 2011				January 28, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
				(in millions)
Assets:
Cash equivalents:
Money market funds	$9,579	$—	$—	$9,579	$6,261	$—	$—	$6,261
Commercial paper	—	1,390	—	1,390	—	2,945	—	2,945
U.S. government and agencies	—	16	—	16	—	1,699	—	1,699
Debt Securities:
U.S. government and agencies	—	27	—	27	—	79	—	79
U.S. corporate	—	524	34	558	—	464	32	496
International corporate	—	466	—	466	—	457	—	457
Equity and other securities	—	113	—	113	—	109	—	109
Derivative instruments	—	60	—	60	—	27	—	27
Total assets	$9,579	$2,596	$34	$12,209	$6,261	$5,780	$32	$12,073
Liabilities:
Derivative instruments	$—	$159	$—	$159	$—	$28	$—	$28
Total liabilities	$—	$159	$—	$159	$—	$28	$—	$28

The following section describes the valuation methodologies Dell uses to measure financial instruments at fair value:
Cash Equivalents - The majority of Dell's cash equivalents in the above table consists of money market funds, commercial paper, including corporate and asset-backed commercial paper, and U.S. government and agencies, all with original maturities of less than 90 days and valued at fair value which approximates cost.  The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. When quoted prices are not available, Dell utilizes a pricing service to assist in obtaining fair value pricing. Dell conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Debt Securities - The majority of Dell's debt securities consists of various fixed income securities such as U.S. government and agencies, and U.S. and international corporate. Dell utilizes a pricing service to assist management in measuring fair value pricing for the majority of this investment portfolio. Valuation is based on pricing models whereby all significant inputs, including benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers and other market related data, are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. Inputs are documented in accordance with the fair value measurements hierarchy. Dell conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant valuation inputs have changed that would impact the fair value hierarchy disclosure. The Level 3 position as of April 29, 2011, and January 28, 2011, represents a convertible debt security that Dell was unable to corroborate with observable market data. The investment is valued at cost plus accrued interest as this is management's best estimate of fair value.

Equity and Other Securities - The majority of Dell's investments in equity and other securities consists of various mutual funds held in Dell's Deferred Compensation Plan. The valuation of these securities is based on pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivative Instruments - Dell's derivative financial instruments consist primarily of foreign currency forward and purchased option contracts, and interest rate swaps. The fair value of the portfolio is determined using valuation models based on market observable inputs, including interest rate curves, forward and spot prices for currencies, and implied volatilities. Credit risk is factored into the fair value calculation of Dell's derivative instrument portfolio.  For interest rate derivative instruments, credit risk is determined at the contract level with the use of credit default spreads of either Dell, when in a net liability position, or the relevant counterparty, when in a net asset position.  For foreign exchange derivative instruments, credit risk is determined in a similar manner, except that the credit default spread is applied based on the net position of each counterparty with the use of the appropriate credit default spreads.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis - Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the recurring fair value table above. The assets consist primarily of investments accounted for under the cost method and non-financial assets such as goodwill and intangible assets. Investments accounted for under the cost method included in equity and other securities, approximate $16 million and $15 million, on April 29, 2011, and January 28, 2011, respectively. Goodwill and intangible assets are measured at fair value initially and subsequently when there is an indicator of impairment and the impairment is recognized. No impairment charges of goodwill and intangible assets were recorded for the three months ended April 29, 2011. See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information about goodwill and intangible assets.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 — INVESTMENTS

The following table summarizes, by major security type, the fair value and amortized cost of Dell's investments. All debt security investments with remaining maturities in excess of one year and substantially all equity and other securities are recorded as long-term investments in the Condensed Consolidated Statements of Financial Position.

	April 29, 2011				January 28, 2011
	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)
	(in millions)
Investments:
U.S. government and agencies	$7	$7	$—	$—	$58	$58	$—	$—
U.S. corporate	252	252	—	—	254	253	1	—
International corporate	159	159	—	—	140	140	—	—
Total short-term investments	418	418	—	—	452	451	1	—

U.S. government and agencies	20	20	—	—	21	20	1	—
U.S. corporate	306	306	1	(1)	242	243	—	(1)
International corporate	307	306	1	—	317	317	—	—
Equity and other securities	129	129	—	—	124	124	—	—
Total long-term investments	762	761	2	(1)	704	704	1	(1)
Total investments	$1,180	$1,179	$2	$(1)	$1,156	$1,155	$2	$(1)

Dell's investments in debt securities are classified as available-for-sale. Equity and other securities primarily relate to investments held in Dell's Deferred Compensation Plan, which are classified as trading securities. Both of these classes of securities are reported at fair value using the specific identification method. All other investments are initially recorded at cost and reduced for any impairment losses. The fair value of Dell's portfolio is affected primarily by interest rate movements rather than credit and liquidity risks. Most of Dell's investments in debt securities have contractual maturities of less than five years.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — FINANCIAL SERVICES
Dell Financial Services L.L.C.
Dell offers or arranges various financing options and services for its business and consumer customers in the U.S. through Dell Financial Services L.L.C. (“DFS”), a wholly-owned subsidiary of Dell. DFS's key activities include the origination, collection, and servicing of customer receivables related to the purchase of Dell products and services. New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services through DFS, were approximately $800 million and $900 million, for the three months ended April 29, 2011, and April 30, 2010, respectively.

In April 2011, Dell announced its intent to acquire Dell Financial Services Canada Limited. from CIT Group Inc. ("CIT"), as well as CIT Vendor Finance's Dell-related assets and sales and servicing functions in Europe. Dell expects to close the acquisition in Canada in the second quarter of Fiscal 2012 and the acquisition in Europe in Fiscal 2013 subject to customary closing conditions.

Dell transfers certain customer financing receivables to special purpose entities (“SPEs”). The SPEs are bankruptcy remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer receivables in the capital markets. These SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Dell's risk of loss related to securitized receivables is limited to the amount of Dell's right to receive collections for assets securitized exceeding the amount required to pay interest, principal, and other fees and expenses related to the asset-backed securities. Dell provides credit enhancement to the securitization in the form of over-collateralization. These SPEs meet the definition of a variable interest entity and Dell has determined that it is the primary beneficiary of these SPEs and has consolidated them in Dell's condensed consolidated financial statements. The primary factors in this determination were the obligation to absorb losses due to the interest Dell retains in the assets transferred to the SPEs in the form of over-collateralization, and the power to direct activities through the servicing role performed by Dell.

Dell's securitization programs contain standard structural features related to the performance of the securitized receivables. These structural features include defined credit losses, delinquencies, average credit scores, and excess collections above or below specified levels. In the event one or more of these criteria are not met and Dell is unable to restructure the program, no further funding of receivables will be permitted and the timing of Dell's expected cash flows from over-collateralization will be delayed. At April 29, 2011, these criteria were met.
Financing Receivables
The following table summarizes the components of Dell's financing receivables segregated by portfolio segment:

	April 29, 2011			January 28, 2011
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing Receivables, net:
Customer receivables, gross	$2,200	$2,031	$4,231	$2,396	$1,992	$4,388
Allowances for losses	(191)	(26)	(217)	(214)	(27)	(241)
Customer receivables, net	2,009	2,005	4,014	2,182	1,965	4,147
Residual interest	—	314	314	—	295	295
Financing receivables, net	$2,009	$2,319	$4,328	$2,182	$2,260	$4,442
Short-term	$2,009	$1,196	$3,205	$2,182	$1,461	$3,643
Long-term	—	1,123	1,123	—	799	799
Financing receivables, net	$2,009	$2,319	$4,328	$2,182	$2,260	$4,442

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Included in financing receivables, net, are receivables that are held by consolidated variable interest entities ("VIEs") as shown in the table below:

	April 29, 2011	January 28, 2011
	(in millions)
Financing receivables held by consolidated VIEs, net:
Short-term, net	$936	$1,087
Long-term, net	437	262
Financing receivables held by consolidated VIEs, net	$1,373	$1,349

The following table summarizes the changes in the allowance for financing receivable losses for the respective periods:

	Three Months Ended
	April 29, 2011			April 30, 2010
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balance at the beginning of period	$214	$27	$241	$224	$13	$237
Incremental allowance due to VIE consolidation	—	—	—	—	16	16
Principal charge-offs	(58)	(2)	(60)	(49)	(6)	(55)
Interest charge-offs	(11)	—	(11)	(6)	—	(6)
Recoveries	19	1	20	5	—	5
Provision charged to income statement	27	—	27	82	6	88
Balance at end of period	$191	$26	$217	$256	$29	$285

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the aging of Dell's customer receivables, gross, including accrued interest, as of April 29, 2011 and January 28, 2011 segregated by class:

	April 29, 2011				January 28, 2011
	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total
	(in millions)
Revolving — Consumer
Owned since inception	$1,254	$118	$40	$1,412	$1,302	$153	$48	$1,503
Purchased	389	58	23	470	447	88	35	570
Revolving — SMB
Owned since inception	253	20	5	278	246	26	5	277
Purchased	32	6	2	40	34	9	3	46
Fixed-term — Large Enterprise
Owned since inception	1,154	25	6	1,185	1,077	47	7	1,131
Fixed-term — Public
Owned since inception	423	17	2	442	463	12	1	476
Fixed-term — SMB
Owned since inception	395	7	2	404	371	11	3	385
Total customer receivables, gross	$3,900	$251	$80	$4,231	$3,940	$346	$102	$4,388

The following tables summarize customer receivables, gross, including accrued interest by credit quality indicator segregated by class as of April 29, 2011 and January 28, 2011. For revolving loans to consumers, Dell makes credit decisions based on propriety scorecards which include the customer's credit history, payment history, credit usage, and other FICO-related elements. For Commercial customers, an internal grading system is utilized that assigns a credit level score based on a number of considerations including liquidity, operating performance and industry outlook. These credit level scores range from one to sixteen for Public and Large Enterprise customers, and from one to six for small and medium ("SMB") customers. The categories shown in the tables below segregate between the relative degrees of credit risk within that segment and product set. As loss experience varies substantially between financial products and customer segments, the credit quality categories cannot be compared between the different classes. The credit quality indicators for Consumer accounts are as of each quarter end date. Commercial accounts are generally updated on a periodic basis.

	April 29, 2011				January 28, 2011
	FICO 720+	FICO 660 to 719	FICO < 660	Total	FICO 720+	FICO 660 to 719	FICO < 660	Total
	(in millions)
Revolving — Consumer
Owned since inception	$229	$397	$786	$1,412	$251	$415	$837	$1,503
Purchased	$43	$108	$319	$470	$50	$127	$393	$570

For the revolving consumer receivables in the above table, the FICO 720+ category includes prime accounts which are generally higher credit quality, FICO 660 to 719 includes near-prime accounts and represents the mid-tier accounts, and FICO scores below 660 are generally sub-prime and represent lower credit quality accounts.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	April 29, 2011				January 28, 2011
	Investment	Non-Investment	Sub-Standard	Total	Investment	Non-Investment	Sub-Standard	Total
	(in millions)
Fixed-term — Large Enterprise
Owned since inception	$874	$189	$122	$1,185	$806	$166	$159	$1,131
Fixed-term — Public
Owned since inception	$402	$32	$8	$442	$438	$30	$8	$476

For the Large Enterprise and Public commercial receivables shown above, Dell's internal credit level scoring has been aggregated to their most comparable external commercial rating agency equivalents. Investment grade accounts are generally of the highest credit quality, non-investment grade represents middle quality accounts, and sub-standard represents the lowest quality accounts.

	April 29, 2011				January 28, 2011
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — SMB
Owned since inception	$105	$85	$88	$278	$108	$85	$84	$277
Purchased	$14	$21	$5	$40	$16	$24	$6	$46
Fixed-term — SMB
Owned since inception	$40	$128	$236	$404	$62	$129	$194	$385

For SMB receivables in the above table, the Higher category includes Dell's top two internal credit quality levels, which generally have the lowest loss experience, Mid includes credit levels three and four, and Lower includes Dell's bottom two credit levels, which experience higher loss rates. The revolving product is sold primarily to small business customers and the fixed-term products are more weighted toward medium-sized businesses. Although both fixed-term and revolving products rely on a six-level internal rating system, the grading criteria and classifications are different as the loss performance varies between these products and customer sets. Therefore, the credit levels are not comparable between the SMB fixed-term and revolving classes.
Customer Receivables
The following is the description of the components of Dell's customer receivables:

•
Revolving loans — Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. Revolving loans bear interest at a variable annual percentage rate that is tied to the prime rate. Based on historical payment patterns, revolving loan transactions are typically repaid within 12 months on average. Revolving loans are included in short-term financing receivables. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full by a specific date, no interest is charged. These special programs generally range from 6 to 12 months. At April 29, 2011, and January 28, 2011, receivables under these special programs were $340 million and $398 million, respectively.

•
Sales-type leases — Dell enters into sales-type lease arrangements with customers who desire lease financing. Leases with business customers have fixed terms of generally two to four years. Future maturities of minimum lease payments at April 29, 2011 were as follows: Fiscal 2012 - $724 million; Fiscal 2013 - $696 million; Fiscal 2014 - $332 million; Fiscal 2015 and beyond - $61 million. Fixed-term loans are offered to qualified small businesses, large commercial accounts, governmental organizations, and educational entities.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Purchased Credit-Impaired Loans

Purchased Credit-Impaired (“PCI”) loans are acquired loans for which it is probable that Dell will not collect all contractually required principal and interest payments. During the third quarter of Fiscal 2011, Dell purchased a portfolio of revolving loan receivables from CIT Group Inc. that consisted of revolving Dell customer account balances that met the definition of PCI loans as Dell does not expect to collect all contractually required principal and interest payments. At April 29, 2011, the outstanding balance of these receivables, including principal and accrued interest, was $489 million and the carrying amount was $294 million.

The excess of cash flows expected to be collected over the carrying value of PCI loans is referred to as the accretable yield and is accreted into interest income using the effective yield method based on the expected future cash flows over the estimated lives of the PCI loans. Due to improved expectations of the amount of expected cash flows and higher recoveries, Dell increased the accretable yield associated with these PCI loans by $35 million during the first quarter of Fiscal 2012, which will be amortized over the remaining life of the loans.

The following table shows activity for the accretable yield on the PCI loans for the three months ended April 29, 2011:

Three Months Ended
April 29, 2011
(in millions)
Accretable Yield:
Balance at beginning of period	$137
Additions/ Purchases	—
Accretion	(21)
Prospective yield adjustment	35
Balance at end of period	$151

Residual Interest

Dell retains a residual interest in equipment leased under its fixed-term lease programs. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, Dell assesses the carrying amount of its recorded residual values for impairment. Anticipated declines in specific future residual values that are considered to be other-than-temporary are recorded in earnings.

Asset Securitizations

During the first quarters of Fiscal 2012 and Fiscal 2011, $499 million and $496 million of customer receivables, respectively, were funded via securitization through SPEs. The programs are effective for 12 month periods and subject to an annual renewal process.

The structured financing debt related to the fixed-term lease and loan, and revolving loan securitization programs was $1.2 billion and $1.0 billion as of April 29, 2011, and January 28, 2011, respectively. The debt is collateralized solely by the financing receivables in the programs. The debt has a variable interest rate and an average duration of 12 to 36 months based on the terms of the underlying financing receivables. The total debt capacity related to the securitization programs is $1.4 billion. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the structured financing debt.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — BORROWINGS
The following table summarizes Dell's outstanding debt at the dates indicated:

	April 29, 2011	January 28, 2011
	(in millions)
Long-Term Debt
Notes
$400 million issued on June 10, 2009, at 3.375% due June 2012 (“2012 Notes”) with interest payable June 15 and December 15 (includes impact of interest rate swap terminations)	$400	$400
$600 million issued on April 17, 2008, at 4.70% due April 2013 (“2013A Notes”) with interest payable April 15 and October 15 (includes impact of interest rate swap terminations)	608	609
$500 million issued on September 7, 2010, at 1.40% due September 2013 (“2013B Notes”) with interest payable March 10 and September 10	499	499
$500 million issued on April 1, 2009, at 5.625% due April 2014 (“2014A Notes”) with interest payable April 15 and October 15	500	500
$300 million issued on March 28, 2011, with a floating rate due April 2014 (“2014B Notes”) with interest payable January 1, April 1, July 1 and October 1	300	—
$400 million issued on March 28, 2011, at 2.10% due April 2014 (“2014C Notes”) with interest payable April 1 and October 1	400	—
$700 million issued on September 7, 2010, at 2.30% due September 2015 (“2015 Notes”) with interest payable March 10 and September 10	700	700
$400 million issued on March 28, 2011, at 3.10% due April 2016 (“2016 Notes”) with interest payable April 1 and October 1	400	—
$500 million issued on April 17, 2008, at 5.65% due April 2018 (“2018 Notes”) with interest payable April 15 and October 15	499	499
$600 million issued on June 10, 2009, at 5.875% due June 2019 (“2019 Notes”) with interest payable June 15 and December 15	600	600
$400 million issued on March 28, 2011, at 4.625% due April 2021 (“2021 Notes”) with interest payable April 1 and October 1	398	—
$400 million issued on April 17, 2008, at 6.50% due April 2038 (“2038 Notes”) with interest payable April 15 and October 15	400	400
$300 million issued on September 7, 2010, at 5.40% due September 2040 (“2040 Notes”) with interest payable March 10 and September 10	300	300
Senior Debentures
$300 million issued on April 3, 1998 at 7.10% due April 2028 with interest payable April 15 and October 15 (includes the impact of interest rate swap terminations) ("Senior Debentures")	388	389
Other
Structured financing debt	402	250
Total long-term debt	6,794	5,146
Short-Term Debt
Structured financing debt	815	850
Other	1	1
Total short-term debt	816	851
Total debt	$7,610	$5,997

During the first quarter of Fiscal 2012, Dell issued the 2014B Notes, the 2014C Notes, the 2016 Notes and the 2021 Notes (collectively, the “Issued Notes”) under an automatic shelf registration statement that was filed in November 2008 and subsequently amended in March 2011. The net proceeds from the Issued Notes, after payment of expenses, were approximately $1.5 billion. The Issued Notes are unsecured obligations and rank equally in right of payment with Dell's existing and future unsecured senior indebtedness. The Issued Notes effectively rank junior to all indebtedness and other liabilities, including trade payables, of Dell's subsidiaries. The Issued Notes were issued pursuant to a Supplemental Indenture dated March 31, 2011,

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

between Dell and a trustee, with terms and conditions substantially the same as those governing the Notes outstanding as of January 28, 2011 (such outstanding Notes, together with the Issued Notes, the "Notes").

The estimated fair value of total debt at April 29, 2011, was approximately $7.8 billion. The fair values of the structured financing debt, and other short-term debt approximate their carrying values as their interest rates vary with the market. The carrying value of the senior debentures, the 2012 Notes, and the 2013A Notes includes an unamortized amount related to the termination of interest rate swap agreements, which were previously designated as hedges of the debt. See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information about interest rate swaps.
Structured Financing Debt — As of April 29, 2011, Dell had $1.2 billion outstanding in structured financing related debt primarily through the fixed term lease and loan, and revolving loan securitization programs. The weighted average interest rate for short-term structured financing debt for the first quarter of Fiscal 2012 was 0.4%. See Note 5 and Note 7 of the Notes to Condensed Consolidated Financial Statements for further discussion on structured financing debt and interest rate swap agreements that hedge a portion of that debt.

Commercial Paper — Dell has $3.0 billion in senior unsecured revolving credit facilities, primarily to support a $2.0 billion commercial paper program. As of April 29, 2011 and January 28, 2011, there was no outstanding commercial paper.
On April 15, 2011, Dell replaced the five-year $1.0 billion credit facility expiring on June 1, 2011, with a four-year $2.0 billion credit facility that will expire on April 15, 2015. Dell's remaining credit facility for $1.0 billion will expire on April 2, 2013.  There were no outstanding advances under the revolving credit facilities as of April 29, 2011.

The indentures governing the Notes, the senior debentures, and the structured financing debt contain customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, and certain events of bankruptcy and insolvency. The indentures also contain covenants limiting Dell's ability to create certain liens; enter into sale-and-lease back transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to, another person. The senior unsecured revolving credit facilities require compliance with conditions that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio.  Dell was in compliance with all financial covenants as of April 29, 2011.

NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative Instruments

As part of its risk management strategy, Dell uses derivative instruments, primarily forward contracts and purchased options, to hedge certain foreign currency exposures and interest rate swaps to manage the exposure of its debt portfolio to interest rate risk. Dell's objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge the exposures, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. Dell assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative and recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in earnings as a component of interest and other, net.
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
Dell assessed hedge ineffectiveness for cash flow hedges for the three months ended April 29, 2011 and determined that it was not material. During the three months ended April 29, 2011, Dell did not discontinue any cash flow hedges that had a material impact on Dell's results of operations, as substantially all forecasted foreign currency transactions were realized in Dell's actual results.
In addition, Dell uses forward contracts to hedge monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. These contracts generally expire in three months or less, are considered economic hedges and are not designated. The change in the fair value of these instruments represents a natural hedge as their gains and losses

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. Dell recognized gains of $42 million and $17 million during the three months ended April 29, 2011 and April 30, 2010, respectively, for the change in fair value of these foreign currency forward contracts.
Interest Rate Risk

Dell uses interest rate swaps to hedge the variability in cash flows related to the interest rate payments on structured financing debt. The interest rate swaps economically convert the variable rate on the structured financing debt to a fixed interest rate to match the underlying fixed rate being received on fixed term customer leases and loans. The duration of these contracts typically ranges from 30 to 42 months. Certain of these swaps are designated as cash flow hedges. Hedge ineffectiveness for interest rate swaps designated as cash flow hedges was not material for the three months ended April 29, 2011.

The amount of change in fair value recognized in interest and other, net, for interest rate hedges was not material for the three months ended April 29, 2011 and April 30, 2010.

Periodically, Dell also uses interest rate swaps designated as fair value hedges to modify the market risk exposures in connection with long-term debt to achieve primarily LIBOR-based floating interest expense. Dell did not have any interest rate contracts designated as fair value hedges at April 29, 2011. During Fiscal 2011, Dell had interest rate swap agreements associated with its 2012 Notes and 2013A Notes, which were terminated in the fourth quarter of Fiscal 2011. Hedge ineffectiveness for interest rate swaps designated as fair value hedges was not material for the three months ended April 30, 2010.

Notional Amounts of Outstanding Derivative Instruments

The notional amounts of Dell's outstanding derivative instruments are summarized as follows:

	April 29, 2011	January 28, 2011
	(in millions)
Foreign Exchange Contracts
Designated as hedging instruments	$5,266	$5,364
Non-designated as hedging instruments	318	250
Total	$5,584	$5,614

Interest Rate Contracts
Designated as hedging instruments	$643	$625
Non-designated as hedging instruments	130	145
Total	$773	$770

Derivative Instruments Additional Information
The aggregate unrealized net gain or loss for interest rate swaps and foreign currency exchange contracts, recorded as a component of comprehensive income, for the three months ended April 29, 2011 and April 30, 2010, was a loss of $68 million and a $13 million gain, respectively.
Dell has reviewed the existence and nature of credit-risk-related contingent features in derivative trading agreements with its counterparties. Certain agreements contain clauses under which if Dell's credit ratings were to fall below investment grade upon a change of control of Dell, counterparties would have the right to terminate those derivative contracts under which Dell is in a net liability position. As of April 29, 2011, there had been no such triggering events.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Effect of Derivative Instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
(in millions)
For the three months ended April 29, 2011
		Total net revenue	$(156)
Foreign exchange contracts	$(242)	Total cost of net revenue	(18)
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$—
Total	$(242)		$(174)		$—

For the three months ended April 30, 2010
		Total net revenue	$46
Foreign exchange contracts	$40	Total cost of net revenue	(18)	Interest and other, net	$1
Total	$40		$28		$1

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments in the Condensed Consolidated Statements of Financial Position
Dell presents its foreign exchange derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The fair value of those derivative instruments presented on a gross basis as of each date indicated below is as follows:

	April 29, 2011
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$26	$1	$49	$—	$76
Foreign exchange contracts in a liability position	(59)	—	(224)	—	(283)
Interest rate contracts in a liability position	—	—	—	(2)	(2)
Net asset (liability)	(33)	1	(175)	(2)	(209)
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	101	—	59	—	160
Foreign exchange contracts in a liability position	(9)	—	(40)	—	(49)
Interest rate contracts in a liability position	—	—	—	(1)	(1)
Net asset (liability)	92	—	19	(1)	110
Total derivatives at fair value	$59	$1	$(156)	$(3)	$(99)

	January 28, 2011
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$81	$1	$34	$—	$116
Foreign exchange contracts in a liability position	(86)	—	(59)	—	(145)
Interest rate contracts in a liability position	—	—	—	(2)	(2)
Net asset (liability)	(5)	1	(25)	(2)	(31)
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	52	—	15	—	67
Foreign exchange contracts in a liability position	(21)	—	(15)	—	(36)
Interest rate contracts in a liability position	—	—	—	(1)	(1)
Net asset (liability)	31	—	—	(1)	30
Total derivatives at fair value	$26	$1	$(25)	$(3)	$(1)

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 — ACQUISITIONS
During the three months ended April 29, 2011, Dell completed two acquisitions, of Compellent Technologies, Inc. ("Compellent"), and SecureWorks Inc. ("SecureWorks"), and paid total purchase consideration of approximately $1.5 billion in cash for all the outstanding shares of these companies. Compellent is a provider of virtual storage solutions for enterprise and cloud computing environments, and SecureWorks is a global provider of information security services. Both Compellent and SecureWorks will be integrated into Dell's Commercial segments.
Dell has recorded these acquisitions using the acquisition method of accounting and recorded their respective assets and liabilities at fair value at the date of acquisition. The excess of the purchase prices over the estimated fair values was recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for these acquisitions prior to the finalization of more detailed analyses, but not to exceed one year from the date of acquisition, will change the amount of the purchase prices allocable to goodwill.  Any subsequent changes to the purchase price allocations that are material to Dell's consolidated financial results will be adjusted retroactively.  Dell recorded approximately $1 billion in goodwill related to these acquisitions, which primarily represents synergies associated with combining these companies with Dell to provide Dell's customers with a broader range of IT solutions. This goodwill is not deductible for tax purposes. Dell also recorded $537 million in intangible assets related to these acquisitions, which consist primarily of purchased technology and customer relationships. In conjunction with these acquisitions, Dell will incur $99 million in compensation-related expenses that will be expensed over a period of up to four years. There was no contingent consideration related to these acquisitions.
Dell has not presented pro forma results of operations for the foregoing acquisitions because they are not material to Dell's consolidated results of operations, financial position, or cash flows on either an individual or an aggregate basis.

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS
Goodwill allocated to Dell's business segments as of April 29, 2011, and January 28, 2011, and changes in the carrying amount of goodwill were as follows:

	Large Enterprise	Public	Small and Medium Business	Consumer	Total
	(in millions)
Balance at January 28, 2011	$1,424	$2,164	$476	$301	$4,365
Goodwill acquired during the period	596	290	153	—	1,039
Adjustments	2	—	—	—	2
Balance at April 29, 2011	$2,022	$2,454	$629	$301	$5,406

Goodwill is tested annually during the second fiscal quarter and whenever events or circumstances indicate an impairment may have occurred. If the carrying amount of goodwill exceeds its fair value, estimated based on discounted cash flow analyses, an impairment charge would be recorded. Based on the results of the annual impairment tests, no impairment of goodwill existed at July 30, 2010. Further, no triggering events have transpired since July 30, 2010, that would indicate a potential impairment of goodwill as of April 29, 2011. Dell does not have any accumulated goodwill impairment charges as of April 29, 2011. The goodwill adjustments are primarily the result of foreign currency fluctuations.
During the three months ended April 29, 2011, Dell recorded additions to intangible assets of $537 million related to Dell's Fiscal 2012 business acquisitions.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 — WARRANTY AND DEFERRED EXTENDED WARRANTY REVENUE
Dell records liabilities for its standard limited warranties at the time of sale for the estimated costs that may be incurred. The liability for standard warranties is included in accrued and other current and other non-current liabilities on the Condensed Consolidated Statements of Financial Position. Revenue from the sale of extended warranties is recognized over the term of the contract or when the service is completed, and the costs associated with these contracts are recognized as incurred. Deferred extended warranty revenue is included in deferred services revenue on the Condensed Consolidated Statements of Financial Position. Changes in Dell's liabilities for standard limited warranties and deferred services revenue related to extended warranties are presented in the following tables:

	Three Months Ended
	April 29, 2011	April 30, 2010
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$895	$912
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(a)(b)	293	310
Service obligations honored	(257)	(295)
Warranty liability at end of period	$931	$927
Current portion	$620	$626
Non-current portion	311	301
Warranty liability at end of period	$931	$927

	Three Months Ended
	April 29, 2011	April 30, 2010
	(in millions)
Deferred extended warranty revenue:
Deferred extended warranty revenue at beginning of period	$6,416	$5,910
Revenue deferred for new extended warranties(b)	1,068	882
Revenue recognized	(895)	(821)
Deferred extended warranty revenue at end of period	$6,589	$5,971
Current portion	$3,060	$2,809
Non-current portion	3,529	3,162
Deferred extended warranty revenue at end of period	$6,589	$5,971
____________________

(a)
Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new standard warranty contracts. Dell's warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

(b)	Includes the impact of foreign currency exchange rate fluctuations.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Legal Matters — Dell is involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time to time in the ordinary course of its business, including those identified below, consisting of matters involving consumer, antitrust, tax, intellectual property, and other issues on a global basis. Dell accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. Dell reviews these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and Dell's views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in Dell's accrued liabilities would be recorded in the period in which such determination is made. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made. However, where a liability is reasonably possible and material, such matters have been disclosed. The following is a discussion of Dell's significant on-going legal matters and other proceedings:

SEC Investigation and Related Settlements - In August 2005, the SEC initiated an inquiry into certain of Dell's accounting and financial reporting matters and requested that Dell provide certain documents. The SEC expanded that inquiry in June 2006 and entered a formal order of investigation in October 2006. In August 2006, because of potential issues identified in the course of responding to the SEC's requests for information, Dell's Audit Committee, on the recommendation of management and in consultation with PricewaterhouseCoopers LLP, Dell's independent registered public accounting firm, initiated an independent investigation into certain accounting and financial reporting matters, which was completed in the third quarter of Fiscal 2008. Dell subsequently restated its annual and interim financial statements for Fiscal 2003, Fiscal 2004, Fiscal 2005, Fiscal 2006, and the first quarter of Fiscal 2007.
On July 22, 2010, Dell reached a settlement with the SEC resolving the SEC's investigation into Dell's disclosures and alleged omissions prior to Fiscal 2008 regarding certain aspects of its commercial relationship with Intel Corporation (“Intel”) and into separate accounting and financial reporting matters. The SEC agreed to settlements with both the company and Michael Dell, who serves as the company's Chairman and Chief Executive Officer. The company and Mr. Dell entered into the settlements without admitting or denying the allegations in the SEC's complaint, as is consistent with common SEC practice.
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
The SEC's allegations with respect to Mr. Dell and his settlement were limited to the alleged failure to provide adequate disclosures with respect to the company's commercial relationship with Intel prior to Fiscal 2008. Mr. Dell's settlement did not involve any of the separate accounting fraud charges that were settled by the company. Moreover, Mr. Dell's settlement was limited to claims in which only negligence, and not fraudulent intent, is required to establish liability, as well as secondary liability claims for other non-fraud charges. Under his settlement, Mr. Dell consented to a permanent injunction against future violations of these negligence-based provisions and other non-fraud based provisions related to periodic reporting. Specifically, Mr. Dell consented to be enjoined from violating Sections 17(a)(2) and (3) of the Securities Act and Rule 13a-14 under the Exchange Act and from aiding and abetting violations of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1 and 13a-13 under the Exchange Act. In addition, Mr. Dell agreed to a civil monetary penalty of $4 million. The settlement does not include any restrictions on Mr. Dell's continued service as an officer or director of the company.
The independent directors of the Board of Directors unanimously determined that it is in the best interests of Dell and its stockholders that Mr. Dell continue to serve as the Chairman and Chief Executive Officer of the company.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The settlements with the company and Mr. Dell were approved by the U.S. District Court for the District of Columbia on October 13, 2010.
Securities Litigation - Four putative securities class actions filed between September 13, 2006, and January 31, 2007, in the U.S. District Court for the Western District of Texas, Austin Division, against Dell and certain of its current and former directors and officers were consolidated as In re Dell Securities Litigation, and a lead plaintiff was appointed by the court. The lead plaintiff asserted claims under Sections 10(b), 20(a), and 20A of the Exchange Act based on alleged false and misleading disclosures or omissions regarding Dell's financial statements, governmental investigations, internal controls, known battery problems and business model, and based on insiders' sales of Dell securities. This action also included Dell's independent registered public accounting firm, PricewaterhouseCoopers LLP, as a defendant. On October 6, 2008, the court dismissed all of the plaintiff's claims with prejudice and without leave to amend. On November 3, 2008, the plaintiff appealed the dismissal of Dell and the officer defendants to the Fifth Circuit Court of Appeals. The appeal was fully briefed, and oral argument on the appeal was heard by the Fifth Circuit Court of Appeals on September 1, 2009. On November 20, 2009, the parties to the appeal entered into a written settlement agreement whereby Dell would pay $40 million to the proposed class and the plaintiff would dismiss the pending litigation. The settlement was preliminarily approved by the District Court on December 21, 2009. The settlement was subject to certain conditions, including opt-outs from the proposed class not exceeding a specified percentage and final approval by the District Court. During the first quarter of Fiscal 2011, the original opt-out period in the notice approved by the District Court expired without the specified percentage being exceeded. The District Court subsequently granted final approval for the settlement and entered a final judgment on July 20, 2010. Dell paid $40 million into an escrow account to satisfy this settlement and discharged the liability during the second quarter of Fiscal 2011. Certain objectors to the settlement have filed notices of appeal to the Fifth Circuit Court of Appeals with regard to approval of the settlement. While there can be no assurances with respect to litigation, Dell believes it is unlikely that the settlement will be overturned on appeal.
Copyright Levies - In many European Union (“EU”) member countries, there are requirements to collect and remit levies to collecting societies based on sales of certain devices. These levies apply to Dell and others in the industry. The amount of levies is generally based upon the number of products sold and the per-product amounts of the levies. Levies are intended to compensate copyright holders for “fair use” copying of copyrighted materials. The collecting societies then distribute the levies to copyright holders. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and their applicability in the digital hardware environment. Dell, other companies and various industry associations have opposed the extension of levies to the digital environment and have advocated alternative models of compensation to rights holders. As described below, there are multiple proceedings involving Dell or its competitors in certain EU member countries, where plaintiffs are seeking to impose or modify levies upon equipment (such as multifunction devices, phones, personal computers (“PCs”) and printers), alleging that these devices enable copying of copyrighted materials. Even if Dell is not a party to all these proceedings, the decisions could impact Dell's business and the amount of copyright levies Dell may be required to collect. These various proceedings also challenge whether the levy schemes in those countries comply with EU law.
There are multiple proceedings in Germany that could impact Dell's obligation to collect and remit levies in Germany. In July 2004, VG Wort, a German collecting society, filed a lawsuit against Hewlett-Packard Company (“HP”) in the Stuttgart Civil Court seeking copyright levies on printers. On December 22, 2004, the court held that HP was liable for payments regarding all printers using ASCII code sold in Germany. HP appealed the decision and after an intermediary ruling upholding the trial court's decision, the German Federal Supreme Court (“GFSC”) in December 2007 issued a judgment that printers are not subject to levies under the German copyright law that was in effect until December 31, 2007. Based upon the GFSC's ruling, Dell concluded there was no obligation for Dell to collect or accrue levies for printers sold by it prior to December 31, 2007. VG Wort filed a claim with the German Constitutional Court (“GCC”) challenging the GFSC's ruling that printers are not subject to levies. On September 21, 2010, the GCC revoked the GFSC decision and referred the case back to the GFSC to determine if the ruling gave due credit to the copyright owner's property rights under the German Constitution and whether the GFSC should have referred the case to the European Court of Justice (“ECJ”). The GFSC has indicated it will issue its decision in this case in July 2011. Dell believes that the GFSC can decide to refer the case to the ECJ, confirm its prior decision, or conclude that printers are subject to levies under German law. Dell has not accrued any liability in this matter, as Dell does not believe there is a probable and estimable claim.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Similarly, in September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH ("FSC") in the Munich Civil Court in Munich, Germany seeking levies on PCs. On December 23, 2004, the Munich Civil Court held that PCs are subject to a levy and that FSC must pay €12 plus compound interest for each PC sold in Germany since March 2001. FSC appealed this decision and after an intermediary ruling upholding the decision, the GFSC in October 2008 issued a judgment that PCs were not photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007 and, therefore, not subject to the levies on photocopiers established by that law. VG Wort filed a claim with the GCC challenging that ruling. In January 2011, as in the HP case above, the GCC revoked the GFSC decision and referred the case back to the GFSC to determine if the ruling gave due credit to the copyright owner's property rights under the German Constitution and whether the GFSC should have referred the case to the European Court of Justice. Dell believes that the GFSC can decide to refer the case to the ECJ, confirm its prior decision, or conclude that PCs are subject to levies under German law. Dell has not accrued any liability in this matter, as Dell does not believe there is a probable and estimable claim.
In a separate matter, on December 29, 2005, Zentralstelle Für private Überspielungrechte (“ZPÜ”), a joint association of various German collecting societies, instituted arbitration proceedings against Dell's German subsidiary before the Board of Arbitration at the German Patent and Trademark Office in Munich, and subsequently filed a lawsuit in the German Regional Court in Munich on February 21, 2008, seeking levies to be paid on each PC sold by Dell in Germany through the end of calendar year 2007. On December 23, 2009, ZPÜ and the German industry association, BCH, reached a settlement regarding audio-video copyright levy litigation (with levies ranging from €3.15 to €13.65 per unit). Dell joined this settlement on February 23, 2010 and has paid the amounts due thereunder. However, because the settlement agreement expired on December 31, 2010, the amount of levies payable after calendar year 2010, as well as Dell's ability to recover such amounts through increased prices, remain uncertain.

Additionally, there are proceedings in Spain to which Dell is not a party, but that could impact Dell's obligation to collect and remit levies across the EU. In March 2006, Sociedad General de Autores y Editores de Espana (“SGAE”), a Spanish collecting society, sued Padawan SL ("Padawan"), a company unaffiliated with Dell, in the Commercial Court number four of Barcelona in Spain claiming that Padawan owed levies on the CD-Rs, CD-RWs, DVD-Rs, and MP3 players sold by Padawan. In June 2007, the trial court upheld SGAE's claim and ordered Padawan to pay specified levies. Padawan appealed the decision to the Audiencia Provincial de Barcelona, which stayed the proceedings in order to refer the case to the ECJ. The ECJ considered the interpretation of the term “fair compensation” under the European Copyright Directive (“Directive”). On October 21, 2010, the ECJ issued its decision and outlined how fair compensation should be considered under the Directive by the EU member states. The ECJ stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying. The ECJ also stated that the indiscriminate application of the private copying levy to devices not made available to private users and clearly reserved for uses other than private copying is incompatible with the Directive. The matter was referred back to the Spanish court to determine whether the Spanish copyright levy scheme is compatible with the Directive based on the guidance provided by the ECJ. And in March 2011, the Appeals Court of Barcelona decided in the industry's favor, noting that the indiscriminate payment of copyright levies does not comply with EU law. The case can be appealed to the Supreme Court of Spain. It is unclear at this time what the effect of this decision will be on copyright levies in Spain and the other EU member states. Dell continues to collect and remit levies in Spain and other EU countries where it has determined that based on local law it is probable that Dell has an obligation.
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
Sharp Corporation v Dell Inc. - Sharp Corporation (“Sharp”) filed a suit against Dell in October 2008 for trademark infringement, unfair competition and dilution in the U.S. District Court in the State of New Jersey. Sharp alleges that it is the owner of the “SHARP” mark and that this mark and related marks are used in connection with Sharp's sale of a wide variety of electrical and consumer electronic products. Sharp alleges that Dell has infringed the “SHARP” mark by using the “UltraSharp” and “Dell UltraSharp” marks to promote, advertise and sell computer monitors and notebook computers, from 2002 to the present. Sharp alleges that Dell's use of “UltraSharp” has and will continue to

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

cause actual consumer confusion regarding the source of “UltraSharp.” In addition, Sharp has asserted a claim for dilution of its SHARP marks on the alleged ground that Dell's use of DELL UltraSharp and UltraSharp has weakened the distinctive value of its marks. Sharp seeks damages measured by Dell's profits made from the sale of DELL UltraSharp products, treble damages, punitive damages, costs and attorneys' fees. Sharp also seeks a permanent injunction precluding the use of Dell's allegedly infringing “UltraSharp” mark. Dell disputes the claims and is vigorously defending the case. Trial in this matter is currently scheduled for June 2011. The ultimate resolution of this matter and the associated financial impact to Dell, if any, remains uncertain at this time.
Chad Brazil and Steven Seick v Dell Inc. - Chad Brazil and Steven Seick filed a class action suit against Dell in March 2007 in the U.S. District Court for the Northern District of California. The plaintiffs allege that Dell advertised discounts on its products from false “regular” prices, in violation of California law. The plaintiffs seek compensatory damages, disgorgement of profits from the alleged false advertising, injunctive relief, punitive damages and attorneys' fees. In December 2010, the District Court certified a class consisting of all California residents who had purchased certain products advertised with a former sales price on the consumer segment of Dell's website during an approximately four year period between March 2003 and June 2007. During the first quarter of Fiscal 2012, the plaintiffs and Dell reached a classwide settlement in principle regarding the dispute on terms that are not material to the company, however, the settlement is still subject to submission and approval by the District Court.
Convolve Inc. v Dell Inc. - Convolve, Inc. sued Dell, Western Digital Corporation (“Western Digital”), Hitachi Global Storage Technologies, Inc., and Hitachi Ltd. (collectively “Hitachi”) on June 18, 2008 in the Eastern District of Texas, Marshall Division, alleging that the defendants infringe United States Patent No. 4,916,635 (entitled “Shaping Command Inputs to Minimize Unwanted Dynamics”) and United States Patent No. 6,314,473 (entitled “System for Removing Selected Unwanted Frequencies in Accordance with Altered Settings in a User Interface of a Data Storage Device”). Western Digital and Hitachi are hard drive suppliers of Dell. This case is scheduled to go to trial in July 2011. Plaintiff seeks damages for each product with an allegedly infringing hard drive sold by Dell, plus exemplary damages for allegedly willful infringement. Dell disputes the plaintiff's damages calculations and also disputes the validity of the patents. Dell further disputes that it infringes the patents, and will assert all of these defenses at trial. The ultimate resolution of this matter and the associated financial impact to Dell, if any, remain uncertain at this time.
Other Litigation - The various legal proceedings in which Dell is involved include commercial litigation and a variety of patent suits. In some of these cases, Dell is the sole defendant. More often, particularly in the patent suits, Dell is one of a number of defendants in the electronics and technology industries. Dell is actively defending a number of patent infringement suits, and several pending claims are in various stages of evaluations. While the number of patent cases has grown over time, Dell does not currently anticipate that any of these matters will have a material adverse effect on Dell's business, financial condition, results of operations, or cash flows.
While Dell does not expect that the ultimate outcomes in these proceedings or matters, individually or collectively, will have a material adverse effect on its business, financial position, results of operations, or cash flows, the results and timing of the ultimate resolutions of these various proceedings and matters are inherently unpredictable. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on Dell's business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 — COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the three months ended April 29, 2011 and April 30, 2010:

	Three Months Ended
	April 29, 2011	April 30, 2010
Comprehensive Income	(in millions)
Net Income	$945	$341
Change related to hedging instruments, net	(68)	13
Change related to marketable securities, net	—	(1)
Foreign currency translation adjustments	74	34
Comprehensive Income	$951	$387

NOTE 13 — INCOME AND OTHER TAXES

Dell's effective income tax rate was 19.2% and 24.4% for the first quarters of Fiscal 2012 and Fiscal 2011, respectively. The year-over-year decrease in Dell's effective income tax rate for the first quarter of Fiscal 2012, was primarily attributable to an increase in the first quarter of Fiscal 2012, as compared to the first quarter of Fiscal 2011, in the proportion of taxable income attributable to lower tax jurisdictions. The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 35.0% principally result from Dell's geographical distribution of taxable income and differences between the book and tax treatment of certain items. The income tax rate for future quarters of Fiscal 2012 will be impacted by the actual mix of jurisdictions in which income is generated.

Dell is currently under income tax audits in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which Dell is subject include fiscal years 1997 through 2011. As a result of these audits, Dell maintains ongoing discussions and negotiations relating to tax matters with the taxing authorities in these various jurisdictions. Dell's U.S. federal income tax returns for fiscal years 2007 through 2009 are currently under examination by the Internal Revenue Service (“IRS”). The IRS issued a Revenue Agent's Report for fiscal years 2004 through 2006 proposing certain assessments primarily related to transfer pricing matters. Dell disagrees with certain of the proposed assessments and has contested them through the IRS administrative appeals procedures. The IRS has recently remanded the audit for the tax years 2004 through 2006 back to examination for further review. Dell believes that it has provided adequate reserves related to all matters contained in tax periods open to examination. However, should Dell experience an unfavorable outcome in the IRS matter, such an outcome could have a material impact on its results of operations, financial position, and cash flows. Although the timing of income tax audit resolutions and negotiations with taxing authorities is highly uncertain, Dell does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

Dell takes certain non-income tax positions in the jurisdictions in which it operates and has received certain non-income tax assessments from various jurisdictions. These jurisdictions include Brazil, where Dell is in litigation with a state government over the proper application of transactional taxes to warranties related to the sale of computers. Dell has also negotiated certain tax incentives with the state that can be used to offset potential tax liabilities should the courts rule against it. The incentives are based upon the number of jobs Dell maintains within the state.  Dell is currently on appeal for this case and has pledged its manufacturing facility in Hortolandia, Brazil to the government. Dell does not expect the outcome of this case to have a material impact to its consolidated financial statements.

Dell believes its positions in these non-income tax litigation matters are supportable, that a liability is not probable, and that it will ultimately prevail. In the normal course of business, Dell's positions and conclusions related to its non-income taxes could be challenged and assessments may be made. To the extent new information is obtained and Dell's views on its positions, probable outcomes of assessments, or litigation change, changes in estimates to Dell's accrued liabilities would be recorded in the period in which such determination is made.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 — EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Accordingly, certain stock-based incentive awards have been excluded from the calculation of diluted earnings per share totaling 167 million and 204 million common shares for the first quarters of Fiscal 2012 and Fiscal 2011, respectively.
The following table sets forth the computation of basic and diluted earnings per share for the three months ended April 29, 2011, and April 30, 2010:

	Three Months Ended
	April 29, 2011	April 30, 2010
	(in millions, except per share amounts)
Numerator:
Net income	$945	$341
Denominator:
Weighted-average shares outstanding:
Basic	1,908	1,961
Effect of dilutive options, restricted stock units, restricted stock, and other	15	12
Diluted	1,923	1,973
Earnings per share:
Basic	$0.50	$0.17
Diluted	$0.49	$0.17

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 15 — SEGMENT INFORMATION
Dell's four global business segments are Large Enterprise, Public, Small and Medium Business (“SMB”), and Consumer. Large Enterprise includes sales of IT infrastructure and service solutions to large global and national corporate customers. Public includes sales to educational institutions, governments, health care organizations, and law enforcement agencies, among others. SMB includes sales of complete IT solutions to small and medium-sized businesses. Consumer includes sales to individual consumers and retailers around the world.
The business segments disclosed in the accompanying Condensed Consolidated Financial Statements are based on this organizational structure and information reviewed by Dell's management to evaluate the business segment results. Dell's measure of segment operating income for management reporting purposes excludes severance and facility closure expenses, broad based long-term incentives, acquisition-related charges, amortization of intangibles, and the settlements for the SEC investigation as well as the securities litigation class action lawsuit that were incurred during the first quarter of Fiscal 2011.
The following table presents net revenue by Dell's reportable global segments as well as a reconciliation of consolidated segment operating income to Dell's consolidated operating income:

	Three Months Ended
	April 29, 2011	April 30, 2010
	(in millions)
Net revenue:
Large Enterprise	$4,477	$4,246
Public	3,767	3,856
Small and Medium Business	3,768	3,524
Consumer	3,005	3,248
Total	$15,017	$14,874
Consolidated operating income:
Large Enterprise	$504	$283
Public	370	298
Small and Medium Business	463	313
Consumer	136	17
Consolidated segment operating income	1,473	911
Severance and facility actions	(19)	(57)
Broad based long-term incentives(a)	(97)	(87)
Amortization of intangible assets	(92)	(88)
Acquisition-related costs(a)(b)	(53)	(20)
Other(c)	—	(140)
Total	$1,212	$519
____________________

(a)	Broad based, long-term incentives includes stock-based compensation, but excludes stock-based compensation related to acquisitions, which are included in acquisition-related costs.

(b)	Acquisition-related costs consist primarily of retention payments, integration costs, and other costs.

(c)	Other includes the $100 million settlement for the SEC investigation and a $40 million settlement for a securities litigation lawsuit that were both incurred in the first quarter of Fiscal 2011.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All percentage amounts and ratios were calculated using the underlying data in thousands. Our fiscal year is the 52 or 53 week period ending on the Friday nearest January 31. Unless the context indicates otherwise, references in this management’s discussion and analysis to “we,” “us,” “our” and “Dell” mean Dell Inc. and our consolidated subsidiaries. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2011, and the consolidated financial statements and related notes included in that report.

INTRODUCTION
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

We are committed to delivering efficient and flexible IT solutions for the virtual era. Our focus is on three key solutions domains:

•	Next generation computing solutions and intelligent data management

•	Services, security and cloud computing, and

•	End user computing

Next generation computing solutions, intelligent data management, services, security and cloud computing are all part of our enterprise solutions and services business, which has contributed to improvements in our operating margins in recent quarters. Our enterprise solutions products include servers, networking, and storage products and our services are grouped into three categories based on similar demand, economic and delivery profiles: transactional; outsourcing; and project-based. We are also focused on end user computing by developing higher valued capabilities for our client products, which include our mobility and desktop PC products. We have been focusing on improving the profitability of our client products by creating a flexible value chain to improve execution and we will continue to focus on simplifying our product offerings. The majority of our products are now produced by contract manufacturers. We believe developing flexible and efficient IT solutions will provide higher recurring revenue streams and margin opportunities over time.
We supplement organic growth with a disciplined acquisition program targeting businesses that will expand our portfolio of enterprise solutions and services offerings. We emphasize acquisitions of companies with portfolios that we can leverage with our global customer base and distribution. During the first quarter of Fiscal 2012, we acquired Compellent Technologies, Inc. ("Compellent"), a global provider of virtual storage solutions for enterprise and cloud computing environments, and SecureWorks Inc. ("SecureWorks"), a global provider of information security services. See Note 8 - Acquisitions in Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements and Supplementary Data” for additional information about our acquisitions. In addition, during the first quarter of Fiscal 2012, we announced our intent to acquire Dell Financial Services Canada Limited, a CIT Vendor Finance and Dell partnership, as well as CIT Vendor Finance's Dell-related assets and sales and servicing functions in Europe.

Presentation of Supplemental Non-GAAP Financial Measures

In this management's discussion and analysis, we use supplemental measures of our performance, which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial measures, which are considered “non-GAAP financial measures” under SEC rules, include our non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, and non-GAAP earnings per share. See “Results of Operations — Non-GAAP Financial Measures” below for information about our use of these non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

RESULTS OF OPERATIONS
Consolidated Operations
The following table summarizes our consolidated results of operations for the three months ended April 29, 2011, and April 30, 2010:

	Three Months Ended
	April 29, 2011			April 30, 2010
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except per share amounts and percentages)
Net revenue:
Products	$12,059	80.3%	—%	$12,086	81.3%
Services, including software related	2,958	19.7%	6%	2,788	18.7%
Total net revenue	$15,017	100.0%	1%	$14,874	100%
Gross margin:
Products	$2,623	21.8%	54%	$1,701	14.1%
Services, including software related	809	27.3%	(1)%	815	29.2%
Total gross margin	$3,432	22.9%	36%	$2,516	16.9%
Operating expenses	$2,220	14.8%	11%	$1,997	13.4%
Operating income	$1,212	8.1%	134%	$519	3.5%
Net income	$945	6.3%	177%	$341	2.3%
Earnings per share — diluted	$0.49	N/A	188%	$0.17	N/A

Other Financial Information (a)
Non-GAAP gross margin	$3,511	23.4%	34%	$2,614	17.6%
Non-GAAP operating expenses	$2,135	14.2%	19%	$1,790	12.0%
Non-GAAP operating income	$1,376	9.2%	67%	$824	5.5%
Non-GAAP net income	$1,050	7.0%	80%	$584	3.9%
Non-GAAP earnings per share - diluted	$0.55	N/A	83%	$0.30	N/A
_____________________
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

Overview

For the first quarter of Fiscal 2012, our total net revenue increased 1% year-over-year with slight increases in our Large Enterprise and SMB segments largely offset by decreases in our Public and Consumer segments. The net revenue of our Commercial segments increased 3% year-over-year, and represented approximately 80% of our total net revenue for the first quarter of Fiscal 2012. The recovery in the economy during recent quarters helped maintain demand from our Large Enterprise and SMB customers as the corporate refresh cycle continued. Our Public customers continue to be challenged by budgetary constraints on public spending, particularly in the U.S. and European regions. Demand from our Consumer customers softened in the first quarter of Fiscal 2012, though profitability improved.

Our consolidated operating income increased 134% year-over-year, and all our segments reported increases in operating income. Operating income from our Commercial segments increased 50%, while Consumer operating income increased from $17 million to $136 million. The improved profitability of our Commercial business was largely driven by significant margin improvements from our client products, which include mobility and desktop products. Our Commercial segments also saw improved margin percentages for our enterprise solutions products, which include our servers, networking, and storage offerings. Our Consumer segment experienced improved profitability primarily from our client products. We will remain focused on profitability by continuing our efforts to provide IT solutions to our customers in areas such as enterprise solutions and services, and will continue to utilize our flexible supply chain and pricing discipline in seeking to enhance the profitability of all our products.
Revenue

•
Product Revenue — Product revenue was flat year-over-year for the first quarter of Fiscal 2012. Our product revenue performance was attributable to softening customer demand, particularly for our Public and Consumer segments. See "Revenue by Product and Services Categories" for further information regarding the average selling prices of our products.

•
Services Revenue, including software related — Services revenue, including software related increased year-over-year by 6% for the first quarter of Fiscal 2012. Our services revenue performance was attributable to a 5% year-over-year increase in services revenue and an increase of 9% in software related services revenue for the first quarter of Fiscal 2012.

During the first quarter of Fiscal 2012, revenue from the U.S. decreased 5% to $7.4 billion and represented 49% of total net revenue. Revenue from outside the U.S. increased 7% to $7.6 billion and represented 51% of total net revenue. Non-U.S. revenue excluding Western Europe, Canada and Japan grew 17% year-over-year to 27% of total net revenue. Revenue from Brazil, Russia, India, and China, which we refer to as "BRIC," increased 18% year-over-year, on a combined basis, for the first quarter of Fiscal 2012. The increase in revenue from BRIC was driven by sales in China and India, while revenue from Russia and Brazil has softened in comparison to prior quarters. Total revenue from BRIC increased to 14% of our total net revenue for the first quarter of Fiscal 2012 over 12% for the prior year. We are continuing to expand into these and other emerging countries that represent the vast majority of the world's population, tailor solutions to meet specific regional needs, and enhance relationships to provide customer choice and flexibility.

We manage our business on a U.S. dollar basis and utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time.  As a result of our hedging programs, the impact of currency movements was not material to our total net revenue for the first quarter of Fiscal 2012.

Japan

On March 11, 2011, the northeast region of Japan sustained extensive damage from a severe earthquake and tsunami that has impacted Japan's infrastructure as well as its economy. We do not have any manufacturing facilities in Japan and our operations have not been significantly affected by the damage. Revenue from Japan represented less than 5% of our total net revenue for Fiscal 2011 and Fiscal 2010 and was not significantly impacted by the event for the first quarter of Fiscal 2012. Although certain components used in our products are produced by Japanese manufacturers, our preliminary assessment indicates that our supply chain to date has not been significantly impacted by this event. We will continue to monitor the situation.
Gross Margin

•
Products — During the first quarter of Fiscal 2012, our product gross margins increased in absolute dollars year-over-year and in gross margin percentage. Product gross margin percentage increased from 14.1% for the first quarter of Fiscal 2011 to 21.8% for the first quarter of Fiscal 2012. Decreasing component costs, improved pricing discipline, better sales and supply chain execution, and a shift in mix to more differentiated products with higher margins contributed to the year-over-year increase in product gross margin percentage for all our segments.  We have created a flexible supply chain that has improved our supply chain execution and we have simplified our product offerings. Additionally, in the second half of Fiscal 2011, we began to benefit from decreasing component costs, particularly for memory and displays. We expect that this favorable component cost environment will moderate in the second and third quarters of Fiscal 2012.

•
Services, including software related — During the first quarter of Fiscal 2012, our services gross margin decreased in absolute dollars and in gross margin percentage from the first quarter of Fiscal 2011. Services gross margin decreased from 29.2% for the first quarter of Fiscal 2011 to 27.3% for the first quarter of Fiscal 2012. Our gross margin rate for services, including software related, is driven by our transactional services, which consist primarily of our extended warranty sales, offset by lower margin categories such as outsourcing and project-related services. The year-over-year decrease in services gross margin was driven by decreases in gross margin percentage from transaction and project-based services due to temporary cost pressures.

Total gross margin for the first quarter of Fiscal 2012 increased 36% to $3.4 billion on a GAAP basis and 34% to $3.5 billion on a non-GAAP basis from the first quarter of Fiscal 2011. Gross margin on a GAAP basis for the first quarter of Fiscal 2012 and Fiscal 2011 includes the effects of amortization of intangible assets, severance and facility action costs, and acquisition-related charges. As set forth in the reconciliation under "Non-GAAP Financial Measures" below, these items are excluded from the calculation of non-GAAP gross margin for the first quarter of Fiscal 2012 and Fiscal 2011. Amortization of intangible assets included in gross margin increased 4% to $71 million for the first quarter of Fiscal 2012. Amortization of intangibles is primarily related to the intangible assets related to our acquisition of Perot Systems Corporation ("Perot Systems") in Fiscal 2010. Severance and facility action costs included in gross margin decreased 82% to $5 million during the first quarter of Fiscal 2012. The decrease in severance and facility action costs was due to a decrease in cost reduction activities from Fiscal 2011. We believe that we have substantially completed our manufacturing transformation, and do not expect to incur significant additional costs related to these activities. However, we may incur severance costs in the future as they relate to other acquisitions.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally not long-term in nature, but instead are typically negotiated at the beginning of each quarter. Because of the fluid nature of these ongoing negotiations, which reflect changes in the competitive environment, the timing and amount of rebates and other discounts we receive under the programs may vary from period to period. Since we manage our component costs on a total net cost basis, any fluctuations in the timing and amount of rebates and other discounts we receive from vendors may not necessarily result in material changes to our gross margin. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the first quarters of Fiscal 2012 and Fiscal 2011 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant programmatic changes to vendor pricing and rebate programs that will impact our results in the near term. These discounts and rebates are allocated to the segments based on a variety of factors, including strategic initiatives to drive certain programs.

Operating Expenses
The following table presents information regarding our operating expenses for the three months ended April 29, 2011, and April 30, 2010:

	Three Months Ended
	April 29, 2011			April 30, 2010
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$2,025	13.5%	11%	$1,830	12.3%
Research, development, and engineering	195	1.3%	17%	167	1.1%
Total operating expenses	$2,220	14.8%	11%	$1,997	13.4%

Other Financial Information
Non-GAAP operating expenses (a)	$2,135	14.2%	19%	$1,790	12.0%
_______________________

(a) For a reconciliation of non-GAAP operating expenses to operating expenses prepared in accordance with GAAP, see “Non-GAAP Financial Measures” below.

•
Selling, General, and Administrative — During the first quarter of Fiscal 2012, selling, general, and administrative ("SG&A") expenses increased year-over-year. The increase in SG&A expenses was primarily attributable to increases in compensation-related expenses, advertising, and promotional expenses. Compensation-related expenses, excluding severance-related expenses, increased approximately $239 million due to an increase in headcount of approximately 10% and an increase in performance-based compensation expense, which is tied to revenue and operating income growth and to cash flow targets. Our headcount increase was primarily due to our acquisitions and new hires relating to our strategic initiatives to increase the number of sales specialists for our enterprise solutions and services offerings. We also experienced a year-over-year increase of $37 million in advertising and promotional expenses. In addition, higher SG&A expenses reflected increases in acquisition-related expenses, which were offset in part by decreases in severance and facility action costs discussed below.

•
Research, Development, and Engineering — During the first quarter of Fiscal 2012, research, development, and engineering (“RD&E”) expenses were 1.3% of revenue compared to 1.1% in the prior year. We manage our research, development, and engineering spending by targeting those innovations and products that we believe are most valuable to our customers and by relying upon the capabilities of our strategic relationships. We are increasing our focus on research and development and will continue to shift our investment in RD&E activities to support our initiatives to grow our enterprise solutions and services offerings.

Total operating expenses for the first quarter of Fiscal 2012 increased 11% to $2.2 billion on a GAAP basis and 19% to $2.1 billion on a non-GAAP basis from the first quarter of Fiscal 2011. Operating expenses on a GAAP basis for the first quarters of Fiscal 2012 and Fiscal 2011 includes severance and facility charges, amortization of intangible assets, and acquisition-related charges. For the first quarter of Fiscal 2011, operating expenses on a GAAP basis also includes $100 million we incurred for our settlement of the SEC investigation and a $40 million charge for a securities litigation class action lawsuit that was filed against Dell during Fiscal 2007. See "Note 11 of Notes to Condensed Consolidated Financial Statements included in Part I - Item 1 - Financial Statements" for a discussion of our prior year settlement of the SEC investigation. As set forth in the reconciliation under “Non-GAAP Financial Measures” below, non-GAAP operating expenses for the first quarters of Fiscal 2012 and Fiscal 2011 excludes the effects of these severance and facility action costs, amortization of intangible assets, and acquisition-related charges, and, for Fiscal 2011, the settlements referred to above. Amortization of intangibles and acquisition-related charges included in operating expenses increased 8% to $21 million and 163% to $50 million, respectively, compared to Fiscal 2011. The increases for amortization of intangibles and acquisition-related charges are primarily related to the business acquisitions completed in the first quarter of Fiscal 2012. Consistent with the discussion on severance and facility action costs in the gross margin section above, severance and facility action costs included in operating expenses decreased year-over-year by 51% to $14 million for the first quarter of Fiscal 2012.

Operating and Net Income

•
Operating Income — During the first quarter of Fiscal 2012, operating income increased 134% to $1.2 billion on a GAAP basis and 67% to $1.4 billion on a non-GAAP basis from the first quarter of Fiscal 2011. The increases were primarily attributable to the improved gross margins discussed above.

•
Net Income — During the first quarter of Fiscal 2012, net income increased 177% to $945 million on a GAAP basis and 80% to $1,050 million on a non-GAAP basis from Fiscal 2011. Net income was positively impacted by increases in operating income and a lower effective income tax rate. In addition, on a GAAP basis, Interest and Other, net decreased favorably by 38% for Fiscal 2012. See “Income and Other Taxes” and “Interest and Other, net” below for a discussion of our effective tax rates and interest and other, net.

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
There are limitations to the use of the non-GAAP financial measures presented in this report. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate the non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. In addition, items such as amortization of purchased intangible assets represent the loss in value of intangible assets over time. The expense associated with this loss in value is not included in the non-GAAP financial measures and such measures, therefore, do not reflect the full economic effect of such loss. Further, items such as severance and facility action costs and acquisition expenses that are excluded from the non-GAAP financial measures can have a material impact on earnings. Our management compensates for the foregoing limitations by relying on our GAAP results and using non-GAAP financial measures supplementally or for projections when comparable GAAP financial measures are not available. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as substitutes for gross margin, operating expenses, operating income, net income, and earnings per share prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis. We provide below reconciliations of each non-GAAP financial measure to its most directly comparable GAAP financial measure, and encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each respective period.

The following is a summary of the costs and other items excluded from the most comparable GAAP financial measures to calculate the non-GAAP financial measures presented in this management's discussion and analysis:

•
Acquisition-related Costs — Acquisition-related charges are expensed as incurred and consist primarily of retention payments, integration costs, and other costs.  Retention payments include stock-based compensation and cash incentives awarded to employees, which are recognized over the vesting period.  Integration costs include incremental business costs that are primarily attributable to the acquisition of Perot Systems during the fourth quarter of Fiscal 2010 and are being incurred during the integration period.  These costs primarily include IT costs related to the integration of IT systems and processes, costs related to the integration of Perot Systems employees, costs related to full-time employees who are working on the integration, and consulting expenses.  Acquisition-related charges are inconsistent in amount and are significantly impacted by the timing and nature of acquisitions. Therefore, although we may incur these types of expenses in connection with future acquisitions, we believe eliminating acquisition-related charges for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Amortization of Intangible Assets — Amortization of purchased intangible assets consists primarily of amortization of customer relationships, customer lists, acquired technology, trade names, and non-compete covenants purchased in connection with business acquisitions. We incur charges relating to the amortization of these intangibles, and those charges are included in our consolidated financial statements. Amortization charges for our purchased intangible assets are inconsistent in amount from period to period and are significantly impacted by the timing and magnitude of our acquisitions. Consequently, we exclude these charges for purposes of calculating the non-GAAP financial measures to facilitate a more meaningful evaluation of our current operating performance and comparisons to Dell's past operating performance.

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

•
Other Fees and Settlements — We also adjust our GAAP results for certain fees and settlements. During the first quarter of Fiscal 2011, we recorded a $100 million settlement amount for the SEC investigation into certain of Dell's accounting and financial matters, which was initiated in 2005, and incurred $40 million for a securities litigation class action lawsuit that was filed against us during Fiscal 2007. We are excluding these settlements from the operating results for the first quarter of Fiscal 2011 for the purpose of calculating the non-GAAP financial measures because we believe these fees and settlements, while not unusual, are outside our ordinary course of business and do not contribute to a meaningful evaluation of our current operating performance.

•
Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments mentioned above. The tax effects are determined based on the jurisdictions where the adjustments were incurred.

The table below presents a reconciliation of our non-GAAP financial measures to the most comparable GAAP measure for the three months ended April 29, 2011, and April 30, 2010:

	Three Months Ended
	April 29, 2011	% Change	April 30, 2010
	(in millions, except percentages)
GAAP gross margin	$3,432	36%	$2,516
Non-GAAP adjustments:
Amortization of intangibles	71		68
Severance and facility actions	5		29
Acquisition-related	3		1
Non-GAAP gross margin	$3,511	34%	$2,614

GAAP operating expenses	$2,220	11%	$1,997
Non-GAAP adjustments:
Amortization of intangibles	(21)		(20)
Severance and facility actions	(14)		(28)
Acquisition-related	(50)		(19)
Other fees and settlements	—		(140)
Non-GAAP operating expenses	$2,135	19%	$1,790

GAAP operating income	$1,212	134%	$519
Non-GAAP adjustments:
Amortization of intangibles	92		88
Severance and facility actions	19		57
Acquisition-related	53		20
Other fees and settlements	—		140
Non-GAAP operating income	$1,376	67%	$824

GAAP net income	$945	177%	$341
Non-GAAP adjustments:
Amortization of intangibles	92		88
Severance and facility actions	19		57
Acquisition-related	53		20
Other fees and settlements	—		140
Aggregate adjustment for income taxes	(59)		(62)
Non-GAAP net income	$1,050	80%	$584

GAAP earnings per share - diluted	$0.49	188%	$0.17
Non-GAAP adjustments per share - diluted	0.06		0.13
Non-GAAP earnings per share - diluted	$0.55	83%	$0.30

	Three Months Ended
	April 29, 2011	April 30, 2010
Percentage of Total Net Revenue
GAAP gross margin	22.9%	16.9%
Non-GAAP adjustments	0.5%	0.7%
Non-GAAP gross margin	23.4%	17.6%

GAAP operating expenses	14.8%	13.4%
Non-GAAP adjustments	(0.6)%	(1.4)%
Non-GAAP operating expenses	14.2%	12.0%

GAAP operating income	8.1%	3.5%
Non-GAAP adjustments	1.1%	2.0%
Non-GAAP operating income	9.2%	5.5%

GAAP net income	6.3%	2.3%
Non-GAAP adjustments	0.7%	1.6%
Non-GAAP net income	7.0%	3.9%

Segment Discussion
Our four global business segments are Large Enterprise, Public, Small and Medium Business, and Consumer.

Severance and facility action expenses, broad based long-term incentive expenses, amortization of purchased intangible assets costs, acquisition-related expenses, and charges related to our settlement of the SEC investigation as well as a securities litigation class action lawsuit that were incurred during the first quarter of Fiscal 2011, are not allocated to the reporting segments as management does not believe that these items are reflective of the underlying operating performance of the reporting segments. These costs totaled $261 million and $392 million for the first quarters of Fiscal 2012 and Fiscal 2011, respectively.
See Note 15 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information and reconciliation of segment revenue and operating income to consolidated revenue and operating income.
The following table presents our net revenue and operating income by our reportable global segments:

	Three Months Ended
	April 29, 2011			April 30, 2010
	Dollars	% of Revenue(a)	% Change	Dollars	% of Revenue(a)
	(in millions, except percentages)
Large Enterprise
Net revenue	$4,477	30%	5%	$4,246	28%
Operating income	$504	11%	78%	$283	7%
Public
Net revenue	$3,767	25%	(2)%	$3,856	26%
Operating income	$370	10%	24%	$298	8%
Small and Medium Business
Net revenue	$3,768	25%	7%	$3,524	24%
Operating income	$463	12%	48%	$313	9%
Consumer
Net revenue	$3,005	20%	(7)%	$3,248	22%
Operating income	$136	5%	685%	$17	1%
 _______________________

(a)	Operating income percentage of revenue is stated in relation to the respective segment.

•
Large Enterprise — Revenue for Large Enterprise increased year-over-year for the first quarter of Fiscal 2012 across all product lines , except for storage and desktop revenue, which declined 30% and 1%, respectively. The decrease in storage revenue was primarily due to a decrease in the sale of third-party storage products as we shift towards more Dell-branded storage solutions. Revenue from servers and networking and services increased 6% and 7%, respectively. Mobility revenue increased 16% and software and peripherals increased 11% year-over-year for the first quarter of Fiscal 2012. During the first quarter of Fiscal 2012, Large Enterprise's revenue increased overall across non-US regions, while revenue from the U.S. decreased slightly.

During the first quarter of Fiscal 2012, operating income as a percentage of net revenue increased 460 basis points year-over-year to 11.3%. The increase was primarily attributable to improvements in gross margin for our products. The increase in gross margins was partially offset by an increase in operating expenses as a percentage of net revenue, primarily due to increased selling and marketing costs.

•
Public — During the first quarter of Fiscal 2012, Public experienced an overall decrease in revenue that was primarily driven by year-over-year decreases in revenue from mobility and desktop products of 6% and 13%, respectively. Revenue from servers and networking increased 9% year-over-year, while storage revenue decreased 6%. Revenue from services, and software and peripherals increased 2% and 6% year-over-year, respectively. The decline in Public's revenue was primarily driven by decreases in the U.S. and the Europe, Middle East, and African regions, which we refer to as "EMEA,"

due to continuing budgetary constraints on public spending.

Public's operating income percentage increased 210 basis points to 9.8% for the first quarter of Fiscal 2012 due to improved gross margin percentages for our products, which were partially offset by increases in operating expenses as a percentage of revenue, primarily due to increases in selling and marketing costs.

•
Small and Medium Business — During the first quarter of Fiscal 2012, SMB experienced a year-over-year increase in revenue with increases across all product and services categories, although revenue increases for mobility and desktop products were slight. Servers and networking, and storage revenue increased 19% and 7% year-over-year, respectively. Revenue from mobility and desktop PCs increased 1% and 2% year-over-year, respectively, while software and peripherals revenue increased 11% year-over-year. The improved demand environment was a major contributor to the increase in revenue for all product categories. Services revenue increased 16% year-over-year. For the first quarter of Fiscal 2012, SMB revenue experienced year-over-year growth across the Americas and Asia Pacific Japan, or "APJ", while SMB revenue from EMEA remained flat.

Operating income percentage increased 340 basis points to 12.3%. The increase in operating income percentage was attributable to improved gross margins for our products, which were partially offset by an increase in operating expenses as a percentage of revenue due to higher selling and marketing costs.

•
Consumer — Consumer's revenue decreased 7% year-over-year during the first quarter of Fiscal 2012. Revenue from all product and services categories decreased year-over-year for the first quarter of Fiscal 2012, except mobility products, which had a slight increase of 2% year-over-year. Revenue from desktop PCs decreased by 26% due to a decline in desktop PC units of 20%. Average selling prices for Consumer mobility and desktop PCs decreased 6% and 7% year-over-year, respectively, during the first quarter of Fiscal 2012. Consumer services decreased 6% year-over-year and software and peripherals revenue decreased 27% for the same period. We continue to see a shift in sales mix from direct to retail sales, which typically have lower attach rates for services and software and peripherals. At a country level, our U.S. Consumer revenue decreased 21% year-over-year due to softer demand, while our non-U.S. regions in aggregate experienced 6% revenue growth. Revenue from BRIC grew 26% year-over-year for the first quarter of Fiscal 2012.

For the first quarter of Fiscal 2012, Consumer's operating income percentage increased 400 basis points year-over-year to 4.5%. The increase in operating income percentage was largely attributable to an increase in gross margin percentage. Consumer gross margin increased due to a shift in product mix to higher value client products, which generate more favorable gross margins, as well as year-over-year increases in profitability from our customer financing arrangements. Operating expenses as a percentage of revenue increased slightly year-over-year due to increased selling and marketing costs.

For the second quarter of Fiscal 2012, we expect to see stronger spending from our Public customers and above average seasonal increases in revenue from our SMB and Consumer customers.    Our gross margins will continue to be impacted by changes in commodity prices. We expect the current favorable commodity price environment to moderate over the next two quarters.  We expect to balance the effects of changes in the commodity cost environment with pricing discipline, and continue to execute our move to more differentiated and higher value products.

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
The following table summarizes our net revenue by product and services categories for the three months ended April 29, 2011, and April 30, 2010:

	Three Months Ended
	April 29, 2011			April 30, 2010
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except percentages)
Net revenue:
Enterprise solutions and services:
Enterprise solutions:
Servers and networking	$1,973	13%	11%	$1,785	12%
Storage	481	3%	(13)%	554	4%
Services	1,984	13%	5%	1,891	13%
Software and peripherals	2,567	17%	3%	2,496	17%
Client:
Mobility	4,716	32%	3%	4,563	30%
Desktop PCs	3,296	22%	(8)%	3,585	24%
Total net revenue	$15,017	100%	1%	$14,874	100%

•	Enterprise Solutions and Services

▪Enterprise Solutions:

•
Servers and Networking — The increase in our servers and networking revenue for the first quarter of Fiscal 2012, over the first quarter of Fiscal 2011 was due to a shift towards more differentiated products that command higher selling prices. During the first quarter of Fiscal 2012, average selling prices increased 16%, while units sold decreased 5%.

•
Storage — Storage revenue decreased 13% for the first quarter of Fiscal 2012. The decrease in Storage revenue was primarily due to an anticipated decline in the sale of third-party storage products as we shift towards selling more Dell-branded storage products such as our EqualLogic, PowerVault, and recently added Compellent products. Revenue from Dell-branded storage products increased 11% year-over-year. We believe that we will generate higher margins as we shift towards more Dell-branded storage offerings, which generally can be sold with service solutions. Our acquisition of Compellent during the first quarter of Fiscal 2012 will expand our enterprise and cloud storage offerings.

▪
Services — Services revenue increased 5% for the first quarter of Fiscal 2012, which was mostly driven by an increase in transactional revenue. Our estimated services backlog as of April 29, 2011, and April 30, 2010, was $14.1 billion and $13.9 billion, respectively. We provide information regarding services backlog because we believe it provides useful trend information regarding changes in the size of our services business over time. Services backlog, as defined by us, includes deferred services revenue and contracted services backlog. Deferred services revenue, which consists primarily of our extended warranties, was $6.9 billion and $6.1 billion as of April 29, 2011, and April 30, 2010, respectively. Estimated contracted services backlog, which is primarily related to our outsourcing services business, was $7.2 billion and $7.7 billion, as of April 29, 2011, and April 30, 2010, respectively. See "Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Revenue by Product and Services Categories — Services ” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2011 for more information on our services backlog calculation.

•
Software and Peripherals — Revenue from sales of software and peripherals (“S&P”) is derived from sales of Dell-branded printers, monitors (not sold with systems), projectors, keyboards, mice, docking stations, and a multitude of third-party peripherals, including televisions, cameras, stand-alone software sales and related support services, and other products. The 3% year-over-year increase in S&P revenue for the first quarter of Fiscal 2012 was driven by increases in revenue from the sale of electronics and peripherals and software, which was partially offset by a decrease in revenue from imaging products. Revenue from displays were flat year-over-year for the first quarter of Fiscal 2012.

Software revenue from our S&P line of business, which includes stand-alone sales of software license fees and related post-contract customer support, is reported in services revenue, including software related on our Condensed Consolidated Statements of Income. Software and related support services revenue represented 33% and 32% of services revenue, including software related for the first quarters of Fiscal 2012 and Fiscal 2011, respectively.

•	Client

▪
Mobility — Revenue from mobility products (which include notebook computers, mobile workstations, and smartphones) increased 3% during the first quarter of Fiscal 2012, which was primarily driven by our Large Enterprise segment and partially offset by a decrease in our Public segment. Revenue from our SMB and Consumer customers was relatively flat year-over-year for the first quarter of Fiscal 2012. Mobility units increased 6%, while average selling prices decreased slightly by 2% for the first quarter of Fiscal 2012. The increase in mobility revenue is primarily driven by our Latitude and XPS notebooks.

▪
Desktop PCs — During the first quarter of Fiscal 2012, revenue from desktop PCs (which include desktop computer systems and fixed workstations) decreased as units sold for desktop PCs decreased by 7%. The average selling price for our desktop computers decreased slightly by 2% year-over-year. Revenue from our Large Enterprise and SMB customers were relatively flat year-over-year, while our Public and Consumer businesses experienced 13% and 26% decreases, respectively. We are continuing to see rising end-user demand for mobility products, which moderates the demand for desktop PCs.

Interest and Other, net
The following table provides a detailed presentation of interest and other, net for the three months ended April 29, 2011, and April 30, 2010:

	Three Months Ended
	April 29, 2011	April 30, 2010
	(in millions)
Interest and other, net:
Investment income, primarily interest	$17	$8
Gains (losses) on investments, net	1	—
Interest expense	(62)	(47)
Foreign exchange	—	(30)
Other	2	1
Interest and other, net	$(42)	$(68)

We continued to maintain a portfolio of instruments with short maturities, which typically carry lower market yields. For the first quarter of Fiscal 2012, our investment income increased over the prior year, primarily due to higher average cash balances with higher average yields.

The year-over-year increase in interest expense for the first quarter of Fiscal 2012 was due to higher debt levels, which increased to $7.6 billion as of April 29, 2011, from $4.7 billion as of April 30, 2010.

The year-over-year decrease in foreign exchange expense for the first quarter of Fiscal 2012 was primarily due to revaluation gains from unhedged currencies and a decrease in the cost of the hedging program.

Income and Other Taxes
Our effective tax rate was 19.2% and 24.4% for the first quarters of Fiscal 2012 and Fiscal 2011, respectively. The decrease in our effective income tax rate for the first quarter of Fiscal 2012 from the first quarter of Fiscal 2011 was primarily due to an increase in the proportion of taxable income attributable to lower tax jurisdictions during Fiscal 2012. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally resulted from our geographical distribution of taxable income and permanent differences between the book and tax treatment of certain items.  Our foreign earnings are generally taxed at lower rates than in the U.S. We continue to assess our business model and its impact in various tax jurisdictions.

We take certain non-income tax positions in the jurisdictions in which we operate and have received certain non-income tax assessments from some of these jurisdictions. These jurisdictions include Brazil, where we are in litigation with a state government over the proper application of transactional taxes to warranties related to the sale of computers. See Note 13 of the Notes to Condensed Consolidated Financial Statements included in “Part I - Item 1 - Financial Statements ” for additional information on these income tax related matters.

LEGAL MATTERS
Several of our vendors have been involved in legal actions initiated by their customers, including us, that relate to these vendors' past pricing practices.  In the past, we have received settlements relating to these legal actions and we may receive additional settlements in the future relating to such currently unresolved actions.  See Note 11 of Notes to Condensed Consolidated Financial Statements included in “Part I - Item 1 - Financial Statements” for additional information on other litigation related matters.

ACCOUNTS RECEIVABLE
We sell products and services directly to customers and through a variety of sales channels, including retail distribution. At April 29, 2011, our accounts receivable, net was $6.2 billion, a 5% decrease from our balance at January 28, 2011. This decrease in accounts receivable was primarily due to a slight decrease in revenue quarter-over-quarter. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on specific identifiable customer accounts that are deemed at risk and a general provision based on historical bad debt experience. As of April 29, 2011 and January 28, 2011, the allowance for doubtful accounts was $95 million and $96 million, respectively. Based on our assessment, we believe we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.
DELL FINANCIAL SERVICES AND FINANCING RECEIVABLES
DFS offers a wide range of financial services in the U.S., including originating, collecting, and servicing customer receivables related to the purchase of Dell products. To support the financing needs of our customers internationally, we have aligned with a select number of third-party financial services companies. In April 2011, we announced our intent to acquire Dell Financial Services Canada Limited. from CIT Group Inc., as well as CIT Vendor Finance's Dell-related assets and sales and servicing functions in Europe. The acquisition of these assets will enable global expansion of Dell's direct finance model. Subject to customary closing conditions, we expect to close the acquisition in Canada in the second quarter of Fiscal 2012 and the acquisition in Europe in Fiscal 2013. CIT Vendor Finance is currently a Dell financing partner operating on behalf of Dell Financial Services in more than 25 countries and will continue to support Dell for the transition periods in Canada and Europe. CIT Vendor Finance will also continue to provide financing programs with Dell in select countries around the world beyond these transactions, including programs in Latin America.

The results of DFS are included in the business segment where the customer receivable was originated. Due to improving economic conditions and portfolio performance, DFS's contribution to operating profitability has increased for all of our business segments.

At April 29, 2011 and January 28, 2011, our net financing receivables balances were $4.3 billion and $4.4 billion, respectively. We expect some growth in financing receivables to continue throughout Fiscal 2012. To manage the expected growth in financing receivables, we will continue to balance the use of our own working capital and other sources of liquidity, including securitization programs.

We have securitization programs to fund revolving loans and fixed-term leases and loans through consolidated special purpose entities ("SPEs"), which we account for as secured borrowings. We transfer certain customer financing receivables to these SPEs whose purpose is to facilitate the funding of customer receivables through financing arrangements with multi-seller conduits that issue asset-backed debt securities in the capital markets. During the first quarters of Fiscal 2012 and Fiscal 2011, we transferred $499 million and $496 million, respectively, to these SPEs. Our risk of loss related to these securitized receivables is limited to the amount of our over-collateralization in the transferred pool of receivables. We recently replaced one of the fixed-term lease and loan programs in May 2011, which resulted in better pricing for this program. At April 29, 2011 and January 28, 2011, the structured financing debt related to all of our secured borrowing securitization programs was $1.2 billion and $1.0 billion, respectively, and the carrying amount of the corresponding financing receivables was $1.4 billion and $1.3 billion, respectively.
We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the three months ended April 29, 2011 and January 28, 2011, the net principal charge-off rate for our total portfolio was 5.3%, and 6.5%, respectively. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. At April 29, 2011 and January 28, 2011, the allowance for financing receivable losses was $217 million and $241 million, respectively. In general, we are seeing improving loss rates associated with our financing receivables as the economy has stabilized. We have an extensive process to manage our exposure to customer risk, including active management of credit lines and our collection activities. The credit quality mix of our financing receivables has improved in recent years due to our underwriting actions and as the mix of high quality commercial accounts in our portfolio has increased. Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.
See Note 5 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information about our financing receivables and the associated allowance.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet financing arrangements.

LIQUIDITY, CAPITAL COMMITMENTS, AND CONTRACTUAL CASH OBLIGATIONS
Current Market Conditions
We regularly monitor economic conditions and associated impacts on the financial markets and our business. Though there has been improvement in the global economic environment in recent quarters, we continue to be cautious given the volatility associated with currency markets, international sovereign economies, and other economic indicators. We continue to evaluate the financial health of our supplier base, carefully manage customer credit, diversify counterparty risk, and monitor the concentration risk of our cash and cash equivalents balances globally.
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

See “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2011, for further discussion of risks associated with our use of counterparties. The impact on our Condensed Consolidated Financial Statements of any credit adjustments related to these counterparties has been immaterial.
Liquidity
Cash generated from operations is our primary source of operating liquidity and we believe that internally generated cash flows are sufficient to support day-to-day business operations. Our working capital management team actively monitors the efficiency of our balance sheet under various macroeconomic and competitive scenarios. These scenarios quantify risks to the financial statements and provide a basis for actions necessary to ensure adequate liquidity, both domestically and internationally, to support our acquisition and investment strategy, share repurchase activity and other corporate needs. We utilize external capital sources, such as long-term notes and structured financing arrangements, and short-term borrowings, consisting primarily of commercial paper, to supplement our internally generated sources of liquidity as necessary. We have a currently effective shelf registration statement filed with the SEC for the issuance of debt securities. The current shelf registration will terminate during the second quarter of Fiscal 2012 and we intend to replace the shelf registration prior to its termination to allow us to continue to issue debt securities. During the first quarter of Fiscal 2012, we issued $1.5 billion principal amount of notes with terms that are consistent with our recent note issuances. We intend to maintain appropriate debt levels based upon cash flow expectations, the overall cost of capital, cash requirements for operations, and discretionary spending, including for acquisitions and share repurchases. Due to the overall strength of our financial position, we believe that we will have adequate access to capital markets. Any future disruptions, uncertainty or volatility in those markets may result in higher funding costs for us and could adversely affect our ability to obtain funds.

At April 29, 2011, we had $15.2 billion in total cash, cash equivalents, and investments. Our cash balances are held in numerous locations throughout the world, most of which are outside of the U.S. While our U.S. cash balances do fluctuate, we typically operate with 10% - 20% of our cash balances held domestically. Demands on our domestic cash have increased as a result of our strategic initiatives. We fund these initiatives through a balance of internally generated cash, external sources of capital, which include our $2.0 billion commercial paper program, and, when advantageous, access to foreign cash in a tax efficient manner. Where local regulations limit an efficient intercompany transfer of amounts held outside of the U.S., we will continue to utilize these funds for local liquidity needs. Under current law, balances available to be repatriated to the U.S. would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered permanently reinvested outside of the U.S. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations where it is needed. Our non-U.S. domiciled cash and investments are generally denominated in the U.S. Dollar.
The following table contains a summary of our Condensed Consolidated Statements of Cash Flows for the respective periods:

	Three Months Ended
	April 29, 2011	April 30, 2010
	(in millions)
Net change in cash from:
Operating activities	$465	$238
Investing activities	(1,549)	(360)
Financing activities	1,170	(254)
Effect of exchange rate changes on cash and cash equivalents	62	(4)
Change in cash and cash equivalents	$148	$(380)
Operating Activities — Operating cash flows for the first quarter of Fiscal 2012 increased compared to the prior year. The increase in operating cash flows was driven by year-over-year increases in net income and deferred services revenue, which were partially offset by a net unfavorable change in working capital. See “Key Performance Metrics” below for discussion of our cash conversion cycle.
Investing Activities — Investing activities consist of the net of maturities and sales and purchases of investments; net capital expenditures for property, plant, and equipment; principal cash flows related to purchased financing receivables; and net cash used to fund strategic acquisitions. Cash used in investing activities during the first quarter of Fiscal 2012 was $1.5 billion compared to cash used of $360 million during the first quarter of Fiscal 2011. The year-over-year increase in cash used in investing activities for the first quarter of Fiscal 2012 was mainly due to higher acquisition spending. Cash used to fund strategic acquisitions, net of cash acquired, was approximately $1.5 billion during the first quarter of Fiscal 2012 compared to approximately $133 million during the first quarter of Fiscal 2011. Our Fiscal 2012 acquisitions consisted of SecureWorks and Compellent , while our first quarter Fiscal 2011 acquisitions consisted primarily of Kace Networks, Inc.
Financing Activities — Financing activities primarily consist of proceeds and repayments from borrowings and the repurchase of our common stock. The year-over-year increase in cash provided by financing activities for the first quarter of Fiscal 2012 was mainly due to the net proceeds from issuance of long-term debt of $1.5 billion. We did not issue any debt during the first quarter of Fiscal 2011. During the first quarter of Fiscal 2012, net cash provided by proceeds from structured financing programs was $116 million compared to $35 million during the first quarter of Fiscal 2011. We had net repayments of $86 million from commercial paper during the first quarter of Fiscal 2011. We did not issue or repay any commercial paper during the first quarter of Fiscal 2012. We had $6.3 billion principal amount of long-term notes and senior debentures outstanding as of April 29, 2011, compared to $3.3 billion as of April 30, 2010. Offsetting the net proceeds from debt was cash used for the repurchase of 31 million shares of common stock for $450 million during the first quarter of Fiscal 2012 compared to $200 million used for the repurchase of 12 million shares in the first quarter of Fiscal 2011.
We have $3 billion of senior unsecured revolving credit facilities primarily to support our $2 billion commercial paper program. We entered into a new senior unsecured revolving credit facility during the first quarter of Fiscal 2012 for an increased amount of $2 billion, which will expire on April 15, 2015. We terminated the $1 billion credit facility that was set to expire in the second quarter of Fiscal 2012. The remaining $1 billion credit facility will expire on April 2, 2013. As of April

29, 2011, we did not have any amounts outstanding under the commercial paper program compared to $410 million as of April 30, 2010.
We issued structured financing-related debt to fund our financing receivables as previously discussed in the “Financing Receivables” section above. The total debt capacity of our securitization programs is $1.4 billion, and we had $1.2 billion in outstanding structured financing securitization debt as of April 29, 2011.
See Note 6 of the Notes to Condensed Consolidated Financial Statements under “Part I — Item 1 — Financial Statements” for further discussion of our debt.
Key Performance Metrics — Our cash conversion cycle for the fiscal quarter ended April 29, 2011 contracted from the fiscal quarter ended April 30, 2010. Our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.
The following table presents the components of our cash conversion cycle for the three months ended April 29, 2011, and April 30, 2010:

	Three Months Ended
	April 29, 2011	April 30, 2010
Days of sales outstanding(a)	40	38
Days of supply in inventory(b)	10	9
Days in accounts payable(c)	(81)	(83)
Cash conversion cycle	(31)	(36)
 _____________________

(a)
Days of sales outstanding (“DSO”) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average net revenue per day for the current quarter (90 days). At April 29, 2011, and April 30, 2010, DSO and days of customer shipments not yet recognized were 37 and 3 days, and 35 and 3 days, respectively.

(b)
Days of supply in inventory (“DSI”) measures the average number of days from procurement to sale of our products. DSI is based on ending inventory and most recent quarterly cost of sales for each period. DSI is calculated by dividing inventory by average cost of goods sold per day for the current quarter (90 days).

(c)
Days in accounts payable (“DPO”) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold per day for the current quarter (90 days).

The five day contraction from the prior year was driven by a two day increase in DSO, a one day increase in DSI and a two day decrease in DPO year-over-year. The increase in DSO from April 30, 2010, was due to growth in our commercial business, which typically has longer payment terms. The slight increase in DSI from April 30, 2010, was primarily attributable to an increase in strategic purchases of materials and finished goods inventory. The two day decrease in DPO was due to the timing of supplier purchases and payments.
We defer the cost of revenue associated with customer shipments not yet recognized as revenue until these shipments are delivered. These deferred costs are included in our reported DSO because we believe this reporting results in a more accurate presentation of our DSO and cash conversion cycle. These deferred costs are recorded in other current assets in our Condensed Consolidated Statements of Financial Position and totaled $497 million and $465 million, at April 29, 2011, and April 30, 2010, respectively.

We believe that we can generate cash flow from operations in excess of net income over the long term and can operate our cash conversion cycle in the mid-negative 30 day range.
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
Capital Expenditures — During the first quarters of Fiscal 2012 and Fiscal 2011, we spent $137 million and $46 million, respectively, on property, plant, and equipment primarily in connection with our global expansion efforts and infrastructure investments made to support future growth. Product demand, product mix, and the increased use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2012, which will be primarily related to infrastructure investments and strategic initiatives, are currently expected to total approximately $700 million to $750 million. These expenditures will be primarily funded from our cash flows from operating activities.

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for a description of recently issued and adopted accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.

ITEM 3.  — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a description of market risks, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2011. Our exposure to market risks has not changed materially from the description in the Annual Report on Form 10-K.

ITEM 4 — CONTROLS AND PROCEDURES
This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 29, 2011. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of April 29, 2011.

SEC Settlement Undertakings - As part of our settlement of an SEC investigation into certain disclosure, accounting and financial reporting matters described under the caption “Legal Matters” in Note 11 of Notes to Condensed Consolidated Financial Statements included in “Part I - Item 1 - Financial Statements,” we have consented to perform the following undertakings related to our disclosure processes, practices and controls:

•
For a minimum period of three years, enhance our disclosure review committee (“DRC”) processes by having qualified outside securities counsel attend all DRC meetings and review all of our SEC periodic filings prior to filing.

•
Retain an independent consultant not unacceptable to the SEC staff to review and evaluate our disclosure processes, practices and controls and to recommend changes designed to improve those processes, practices and controls, and, within 90 days after issuance of the independent consultant's report containing such review, evaluation and recommendations, which was issued in the first quarter of Fiscal 2012, adopt and implement all recommendations contained in the report.

•
For a minimum period of three years, provide annual training reasonably designed to minimize the possibility of future violations of the disclosure requirements of the federal securities laws, with a focus on disclosures required in management's discussion and analysis of financial condition and results of operations, for (1) members of the Audit Committee of our Board of Directors; (2) members of the DRC; (3) our senior officers; (4) our internal disclosure counsel; (5) personnel in our internal audit department that perform assurance services; (6) all persons required to certify in our filings with the SEC that such filings make adequate disclosure under the federal securities laws; and (7) all other persons employed by us who have responsibility for the review of our filings with the SEC.

We will be required to certify to the SEC staff that we have complied with the foregoing undertakings. We have initiated actions to perform each of the foregoing undertakings.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter of Fiscal 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information required by this item is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 11 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” and is incorporated herein by reference.

Additional information on Dell's commitments and contingencies can be found in Dell's Annual Report on Form 10-K for the fiscal year ended January 28, 2011.

ITEM 1A — RISK FACTORS
In addition to the other information set forth in this report, the factors discussed in "Part I — Item 1A — Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 28, 2011, could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition, or operating results.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF COMMON STOCK
Share Repurchase Program
We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. The following table sets forth information regarding our repurchases or acquisitions of common stock during the first quarter of Fiscal 2012 and the remaining authorized amount of future purchases under our share repurchase program:

	Total Number of Shares Purchased (a)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
Period
	(in millions, except average price paid per share)
Repurchases from January 29, 2011 through February 25, 2011	11	$14.27	11	$3,582
Repurchases from February 26, 2011 through March 25, 2011	6	$15.36	6	$3,493
Repurchases from March 26, 2011 through April 29, 2011	14	$14.72	14	$3,293
Total	31	$14.68	31
_____________________
(a) Includes 1,858 shares withheld to cover employee tax obligations for restricted stock awards vested during the quarter ended April 29, 2011 at an average price of $15.69 per share.

(b) On December 4, 2007, we publicly announced that our Board of Directors had authorized a share repurchase program for up to $10.0 billion of our common stock over an unspecified amount of time.

ITEM 6. EXHIBITS

Exhibits — See Index to Exhibits below following the signature page to this report.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL INC.

By:	/s/ THOMAS W. SWEET
Thomas W. Sweet
Vice President, Corporate Finance and
Chief Accounting Officer
(On behalf of registrant and as principal accounting officer)
Date: May 26, 2011

INDEX TO EXHIBITS

Exhibit No.			Description of Exhibit
3.1	†	—	Restated Certificate of Incorporation
3.2		—
Restated Bylaws, as amended and effective as of August 16, 2010 (incorporated by reference to Exhibit 3.2 of Dell's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2010, Commission File No. 0-17017)

4.1		—
Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 99.2 of Dell's Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)

4.2		—
Officers' Certificate pursuant to Section 301 of the Indenture establishing the terms of Dell's 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.4 of Dell's Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)

4.3		—	Form of Dell's 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell's Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
4.4		—
Indenture, dated as of April 17, 2008, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (including the form of notes) (incorporated by reference to Exhibit 4.1 of Dell's Current Report on Form 8-K filed April 17, 2008, Commission File No. 0-17017)

4.5		—
Indenture, dated as of April 6, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell's Current Report on Form 8-K filed April 6, 2009, Commission File No. 0-17017)

4.6		—
First Supplemental Indenture, dated April 6, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of Dell's Current Report on Form 8-K filed April 6, 2009, Commission File No. 0-17017)

4.7		—	Form of 5.625% Notes due 2014 (incorporated by reference to Exhibit 4.3 of Dell's Current Report on Form 8-K filed April 6, 2009, Commission File No. 0‑17017)
4.8		—
Second Supplemental Indenture, dated June 15, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell's Current Report on Form 8-K filed June 15, 2009, Commission File No. 0-17017)

4.9		—	Form of 3.375% Notes due 2012 (incorporated by reference to Exhibit 4.2 of Dell's Current Report on Form 8-K filed June 15, 2009, Commission File No. 0‑17017)
4.10		—	Form of 5.875% Notes due 2019 (incorporated by reference to Exhibit 4.3 of Dell's Current Report on Form 8-K filed June 15, 2009, Commission File No. 0‑17017)
4.11		—
Third Supplemental Indenture, dated September 10, 2010, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell's Current Report on Form 8-K filed September 10, 2010, Commission File No. 0-17017)

4.12		—	Form of 1.40% Notes due 2013 (incorporated by reference to Exhibit 4.2 of Dell's Current Report on Form 8-K filed September 10, 2010, Commission File No. 0-17017)
4.13		—	Form of 2.30% Notes due 2015 (incorporated by reference to Exhibit 4.3 of Dell's Current Report on Form 8-K filed September 10, 2010, Commission File No. 0-17017)
4.14		—	Form of 5.40% Notes due 2040 (incorporated by reference to Exhibit 4.4 of Dell's Current Report on Form 8-K filed September 10, 2010, Commission File No. 0-17017)
4.15		—
Fourth Supplemental Indenture, dated March 31, 2011, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell's Current Report on Form 8-K filed March 31, 2011, Commission File No. 0-17017)

Exhibit No.			Description of Exhibit
4.16		—	Form of Floating Rate Notes due 2014 (incorporated by reference to Exhibit 4.2 of Dell's Current Report on Form 8-K filed March 31, 2011, Commission File No. 0-17017)
4.17		—	Form of 2.100% Notes due 2014 (incorporated by reference to Exhibit 4.3 of Dell's Current Report on Form 8-K filed March 31, 2011, Commission File No. 0-17017)
4.18		—	Form of 3.100% Notes due 2016 (incorporated by reference to Exhibit 4.4 of Dell's Current Report on Form 8-K filed March 31, 2011, Commission File No. 0-17017)
4.19		—	Form of 4.625% Notes due 2021 (incorporated by reference to Exhibit 4.5 of Dell's Current Report on Form 8-K filed March 31, 2011, Commission File No. 0-17017)
12.1	†	—	Computation of ratio of earnings to fixed charges
31.1	†	—
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