Form 10-Q
period 2011-07-29
DELL INC
filed 2011-08-25
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2011
OR
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

1-800-BUY-DELL
(Registrant's Telephone Number, Including Area Code)

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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
 As of the close of business on August 19, 2011, 1,824,412,048 shares of common stock, par value $.01 per share, were outstanding.

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

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Statements of Financial Position at July 29, 2011 (unaudited), and January 28, 2011		1
Condensed Consolidated Statements of Income for the three and six months ended July 29, 2011(unaudited) and July 30, 2010 (unaudited)		2
Condensed Consolidated Statements of Cash Flows for the six months ended July 29, 2011 (unaudited) and July 30, 2010 (unaudited)		3
Notes to Condensed Consolidated Financial Statements (unaudited)		4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	46
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 6.	Exhibits	48

Signatures		48
Exhibit Index		49

Exhibits

EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1 — FINANCIAL STATEMENTS

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	July 29, 2011	January 28, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,623	$13,913
Short-term investments	509	452
Accounts receivable, net	6,752	6,493
Short-term financing receivables, net	3,385	3,643
Inventories, net	1,346	1,301
Other current assets	3,043	3,219
Total current assets	29,658	29,021
Property, plant, and equipment, net	2,064	1,953
Long-term investments	1,048	704
Long-term financing receivables, net	1,252	799
Goodwill	5,431	4,365
Purchased intangible assets, net	1,866	1,495
Other non-current assets	285	262
Total assets	$41,604	$38,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,316	$851
Accounts payable	11,628	11,293
Accrued and other	3,823	4,181
Short-term deferred services revenue	3,427	3,158
Total current liabilities	20,194	19,483
Long-term debt	6,424	5,146
Long-term deferred services revenue	3,723	3,518
Other non-current liabilities	2,927	2,686
Total liabilities	33,268	30,833
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 3,387 and 3,369, respectively; shares outstanding: 1,834 and 1,918, respectively	11,992	11,797
Treasury stock at cost: 1,078 and 976 shares, respectively	(30,284)	(28,704)
Retained earnings	26,579	24,744
Accumulated other comprehensive income (loss)	49	(71)
Total stockholders’ equity	8,336	7,766
Total liabilities and stockholders’ equity	$41,604	$38,599
 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Net revenue:
Products	$12,610	$12,645	$24,669	$24,731
Services, including software related	3,048	2,889	6,006	5,677
Total net revenue	15,658	15,534	30,675	30,408
Cost of net revenue:
Products	9,935	10,931	19,371	21,316
Services, including software related	2,198	2,017	4,347	3,990
Total cost of net revenue	12,133	12,948	23,718	25,306
Gross margin	3,525	2,586	6,957	5,102
Operating expenses:
Selling, general, and administrative	2,174	1,679	4,199	3,509
Research, development, and engineering	205	162	400	329
Total operating expenses	2,379	1,841	4,599	3,838
Operating income	1,146	745	2,358	1,264
Interest and other, net	(55)	(49)	(97)	(117)
Income before income taxes	1,091	696	2,261	1,147
Income tax provision	201	151	426	261
Net income	$890	$545	$1,835	$886
Earnings per share:
Basic	$0.48	$0.28	$0.97	$0.45
Diluted	$0.48	$0.28	$0.97	$0.45
Weighted-average shares outstanding:
Basic	1,858	1,952	1,883	1,956
Diluted	1,871	1,960	1,897	1,967
 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	July 29, 2011	July 30, 2010
Cash flows from operating activities:
Net income	$1,835	$886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	446	511
Stock-based compensation	181	156
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(9)	37
Deferred income taxes	(56)	(55)
Provision for doubtful accounts — including financing receivables	117	217
Other	—	4
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(95)	(896)
Financing receivables	(79)	(413)
Inventories	(31)	(318)
Other assets	207	36
Accounts payable	261	1,131
Deferred services revenue	403	265
Accrued and other liabilities	(341)	12
Change in cash from operating activities	2,839	1,573
Cash flows from investing activities:
Investments:
Purchases	(781)	(1,063)
Maturities and sales	432	838
Capital expenditures	(296)	(191)
Proceeds from sale of facility and land	12	18
Collections on purchased financing receivables	135	—
Acquisitions, net of cash received	(1,901)	(222)
Change in cash from investing activities	(2,399)	(620)
Cash flows from financing activities:
Repurchase of common stock	(1,580)	(400)
Issuance of common stock under employee plans	29	9
Issuance of commercial paper (maturity 90 days or less), net	—	724
Proceeds from debt	2,433	609
Repayments of debt	(693)	(819)
Other	2	2
Change in cash from financing activities	191	125
Effect of exchange rate changes on cash and cash equivalents	79	(19)
Change in cash and cash equivalents	710	1,059
Cash and cash equivalents at beginning of the period	13,913	10,635
Cash and cash equivalents at end of the period	$14,623	$11,694

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements of Dell Inc. (individually and together with its consolidated subsidiaries, "Dell") should be read in conjunction with the Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission ("SEC") in Dell's Annual Report on Form 10-K for the fiscal year ended January 28, 2011 ("Fiscal 2011"). The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries at July 29, 2011, the results of its operations for the three and six months ended July 29, 2011, and July 30, 2010, and the cash flows for the six months ended July 29, 2011, and July 30, 2010.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in Dell's Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations for the three and six months ended July 29, 2011, and July 30, 2010, and the cash flows for the six months ended July 29, 2011, and July 30, 2010, are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.
Dell's fiscal year is the 52 or 53 week period ending on the Friday nearest January 31. The fiscal year ending February 3, 2012 ("Fiscal 2012") will be a 53 week period.
Recent Accounting Pronouncements
Credit Quality of Financing Receivables and the Allowance for Credit Losses — In July 2010, the Financial Accounting Standards Board ("FASB") issued a new pronouncement that requires enhanced disclosures regarding the nature of credit risk inherent in an entity's portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses. The new disclosures require information for both the financing receivables and the related allowance for credit losses at more disaggregated levels. Disclosures related to information as of the end of a reporting period became effective for Dell in Fiscal 2011. Specific disclosures regarding activities that occur during a reporting period are now required for Dell beginning in the first quarter of Fiscal 2012. As these changes relate only to disclosures, they did not have an impact on Dell's consolidated financial results. See Note 5 of Notes to Condensed Consolidated Financial Statements for more information about Dell's disclosures relating to the credit quality of its financing receivables.

Fair Value Measurements — In May 2011, the FASB issued new guidance on fair value measurements, which clarifies how a principal market is determined, how and when the valuation premise of highest and best use applies, and how premiums and discounts are applied, as well as requiring new disclosures. This new guidance is effective for Dell for the fiscal year ending February 1, 2013. Early application is not permitted. Other than requiring additional disclosures, Dell does not expect this new guidance to impact Dell's consolidated financial statements.

Comprehensive Income — In June 2011, the FASB issued a new guidance on presentation of comprehensive income. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholder's equity and requires an entity to present either one continuous statement of net income and other comprehensive income or in two separate, but consecutive statements. This new guidance is effective for Dell for the first quarter of the fiscal year ending February 1, 2013. Early adoption is permitted. This new guidance relates only to presentation.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 2 — INVENTORIES

	July 29, 2011	January 28, 2011
	(in millions)
Inventories, net:
Production materials	$694	$593
Work-in-process	250	232
Finished goods	402	476
Total	$1,346	$1,301

NOTE 3 — FAIR VALUE MEASUREMENTS
The following table presents Dell's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of July 29, 2011, and January 28, 2011:

	July 29, 2011				January 28, 2011
	Level 1(a)	Level 2 (a)	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
				(in millions)
Assets:
Cash equivalents:
Money market funds	$7,872	$—	$—	$7,872	$6,261	$—	$—	$6,261
Commercial paper	—	1,009	—	1,009	—	2,945	—	2,945
U.S. government and agencies	—	—	—	—	—	1,699	—	1,699
Debt Securities:
U.S. government and agencies	—	51	—	51	—	79	—	79
U.S. corporate	—	752	34	786	—	464	32	496
International corporate	—	538	—	538	—	457	—	457
Equity and other securities	54	109	—	163	—	109	—	109
Derivative instruments	—	31	—	31	—	27	—	27
Total assets	$7,926	$2,490	$34	$10,450	$6,261	$5,780	$32	$12,073
Liabilities:
Derivative instruments	$—	$47	$—	$47	$—	$28	$—	$28
Total liabilities	$—	$47	$—	$47	$—	$28	$—	$28
____________________
(a) Dell did not transfer any securities between levels during the six months ended July 29, 2011.

The following section describes the valuation methodologies Dell uses to measure financial instruments at fair value:
Cash Equivalents - The majority of Dell's cash equivalents in the above table consists of money market funds, commercial paper, including corporate and asset-backed commercial paper, and U.S. government and agencies, all with original maturities of less than 90 days and valued at fair value, which approximates cost.  The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. When quoted prices are not available, Dell utilizes a pricing service to assist in obtaining fair value pricing. Dell conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Debt Securities - The majority of Dell's debt securities consists of various fixed income securities such as U.S. government and

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

agencies, and U.S. and international corporate. Dell utilizes a pricing service to assist management in measuring fair value pricing for the majority of this investment portfolio. Valuation is based on pricing models whereby all significant inputs, including benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers and other market related data, are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. Inputs are documented in accordance with the fair value measurements hierarchy. Dell conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant valuation inputs have changed that would impact the fair value hierarchy disclosure. The Level 3 position as of July 29, 2011, and January 28, 2011, represents a convertible debt security that Dell was unable to corroborate with observable market data. The investment is valued at cost plus accrued interest as this is management's best estimate of fair value.

Equity and Other Securities - The majority of Dell's investments in equity and other securities consists of various mutual funds held in Dell's Deferred Compensation Plan. The valuation of these securities is based on pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Level 1 position consists of an equity investment which began trading in the second quarter of Fiscal 2012.  The valuation is based on quoted prices for identical instruments traded in active markets.  The investment was previously accounted for under the cost method.  The fair value adjustment recorded during the period was an unrealized gain of $52 million, which is recorded in other comprehensive income.

Derivative Instruments - Dell's derivative financial instruments consist primarily of foreign currency forward and purchased option contracts and interest rate swaps. The fair value of the portfolio is determined using valuation models based on market observable inputs, including interest rate curves, forward and spot prices for currencies, and implied volatilities. Credit risk is factored into the fair value calculation of Dell's derivative instrument portfolio.  For interest rate derivative instruments, credit risk is determined at the contract level with the use of credit default spreads of either Dell, when in a net liability position, or the relevant counterparty, when in a net asset position.  For foreign exchange derivative instruments, credit risk is determined in a similar manner, except that the credit default spread is applied based on the net position of each counterparty with the use of the appropriate credit default spreads.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis - Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the recurring fair value table above. The assets consist primarily of investments accounted for under the cost method and non-financial assets such as goodwill and intangible assets. Investments accounted for under the cost method included in equity and other securities, approximate $19 million and $15 million, on July 29, 2011, and January 28, 2011, respectively. Goodwill and intangible assets are measured at fair value initially and subsequently when there is an indicator of impairment and the impairment is recognized. No impairment charges of goodwill and intangible assets were recorded for the three and six months ended July 29, 2011. See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information about goodwill and intangible assets.

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

	July 29, 2011				January 28, 2011
	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)
	(in millions)
Investments:
U.S. government and agencies	$31	$31	$—	$—	$58	$58	$—	$—
U.S. corporate	210	210	—	—	254	253	1	—
International corporate	268	268	—	—	140	140	—	—
Total short-term investments	509	509	—	—	452	451	1	—

U.S. government and agencies	20	20	—	—	21	20	1	—
U.S. corporate	576	575	2	(1)	242	243	—	(1)
International corporate	270	269	1	—	317	317	—	—
Equity and other securities	182	130	52	—	124	124	—	—
Total long-term investments	1,048	994	55	(1)	704	704	1	(1)
Total investments	$1,557	$1,503	$55	$(1)	$1,156	$1,155	$2	$(1)

Dell's investments in debt securities are classified as available-for-sale. Equity and other securities primarily relate to investments held in Dell's Deferred Compensation Plan, which are classified as trading securities.  Equity and other securities also include an equity investment that began trading in the second quarter of Fiscal 2012, which experienced an unrealized gain of $52 million during the three months ended July 29, 2011, which is recorded in other comprehensive income.  The remaining equity and other securities are initially recorded at cost and reduced for any impairment losses.  Security classes reported at fair value use the specific identification method. The fair value of Dell's portfolio is affected primarily by interest rate movements rather than credit and liquidity risks.  Most of Dell's investments in debt securities have contractual maturities of less than five years.

NOTE 5 — FINANCIAL SERVICES
Dell Financial Services
Dell offers or arranges various financing options and services for its business and consumer customers in the U.S. and Canada through Dell Financial Services (“DFS”). DFS's key activities include the origination, collection, and servicing of customer receivables related to the purchase of Dell products and services. New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services through DFS, were approximately $0.9 billion and $1.0 billion for the three months ended July 29, 2011, and July 30, 2010, respectively, and $1.7 billion and $1.9 billion for the six months ended July 29, 2011, and July 30, 2010, respectively.

During the second quarter of Fiscal 2012, Dell acquired Dell Financial Services Canada Limited ("DFS Canada.") from CIT Group Inc. The purchase included a portfolio of $367 million in gross contractual fixed-term leases and loans, Consumer installment, and Consumer revolving loans with a fair value at purchase of $309 million. Of the gross contractual amounts, $23 million is expected to be uncollectible. Dell also acquired a liquidating portfolio of computer equipment operating leases. The gross amount of the equipment associated with these operating leases was $67 million and is included in property, plant, and equipment in the Condensed Consolidated Statements of Financial Position. See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information about Dell's acquisitions.
In the first quarter of Fiscal 2012, Dell entered into a definitive agreement to acquire CIT Vendor Finance's Dell-related assets and sales and servicing functions in Europe. The acquisition of these assets will enable global expansion of Dell's direct finance model. Subject to customary closing conditions, Dell expects to close this acquisition in the fiscal year ending

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

February 1, 2013.

Dell transfers certain U.S. customer financing receivables to special purpose entities (“SPEs”) which meet the definition of a variable interest entity and are consolidated into Dell's condensed consolidated financial statements. The SPEs are bankruptcy remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer receivables in the capital markets. These SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Dell's risk of loss related to securitized receivables is limited to the amount of Dell's right to receive collections for assets securitized exceeding the amount required to pay interest, principal, and other fees and expenses related to the asset-backed securities. Dell provides credit enhancement to the securitization in the form of over-collateralization.

Dell's securitization programs contain standard structural features related to the performance of the securitized receivables. These structural features include defined credit losses, delinquencies, average credit scores, and excess collections above or below specified levels. In the event one or more of these criteria are not met and Dell is unable to restructure the program, no further funding of receivables will be permitted and the timing of Dell's expected cash flows from over-collateralization will be delayed. At July 29, 2011, these criteria were met.
Financing Receivables
The following table summarizes the components of Dell's financing receivables segregated by portfolio segment:

	July 29, 2011			January 28, 2011
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing Receivables, net:
Customer receivables, gross	$2,168	$2,347	$4,515	$2,396	$1,992	$4,388
Allowances for losses	(189)	(21)	(210)	(214)	(27)	(241)
Customer receivables, net	1,979	2,326	4,305	2,182	1,965	4,147
Residual interest	—	332	332	—	295	295
Financing receivables, net	$1,979	$2,658	$4,637	$2,182	$2,260	$4,442
Short-term	$1,979	$1,406	$3,385	$2,182	$1,461	$3,643
Long-term	—	1,252	1,252	—	799	799
Financing receivables, net	$1,979	$2,658	$4,637	$2,182	$2,260	$4,442

Included in financing receivables, net, are receivables that are held by consolidated variable interest entities ("VIEs") as shown in the table below:

	July 29, 2011	January 28, 2011
	(in millions)
Financing receivables held by consolidated VIEs, net:
Short-term, net	$1,033	$1,087
Long-term, net	463	262
Financing receivables held by consolidated VIEs, net	$1,496	$1,349

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the changes in the allowance for financing receivable losses for the respective periods:

	Three Months Ended
	July 29, 2011			July 30, 2010
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balance at the beginning of period	$191	$26	$217	$256	$29	$285
Principal charge-offs	(49)	(2)	(51)	(60)	(5)	(65)
Interest charge-offs	(9)	—	(9)	(11)	—	(11)
Recoveries	11	1	12	6	—	6
Provision and adjustments charged to income statement	45	(4)	41	57	5	62
Balance at end of period	$189	$21	$210	$248	$29	$277

	Six Months Ended
	July 29, 2011			July 30, 2010
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balance at the beginning of period	$214	$27	$241	$224	$13	$237
Incremental allowance due to VIE consolidation	—	—	—	—	16	16
Principal charge-offs	(107)	(4)	(111)	(109)	(11)	(120)
Interest charge-offs	(20)	—	(20)	(17)	—	(17)
Recoveries	30	2	32	11	—	11
Provision and adjustments charged to income statement	72	(4)	68	139	11	150
Balance at end of period	$189	$21	$210	$248	$29	$277

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the aging of Dell's customer receivables, gross, including accrued interest, as of July 29, 2011, and January 28, 2011 segregated by class:

	July 29, 2011				January 28, 2011
	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total
	(in millions)
Revolving — Consumer
Owned since inception	$1,220	$143	$37	$1,400	$1,302	$153	$48	$1,503
Purchased	374	64	19	457	447	88	35	570
Fixed-term — Consumer
Owned since inception	9	—	—	9	—	—	—	—
Purchased	106	6	1	113	—	—	—	—
Fixed-term — Large Enterprise
Owned since inception	1,194	26	3	1,223	1,077	47	7	1,131
Purchased	30	3	—	33	—	—	—	—
Fixed-term — Public
Owned since inception	447	9	—	456	463	12	1	476
Purchased	24	1	—	25	—	—	—	—
Revolving — SMB
Owned since inception	248	23	5	276	246	26	5	277
Purchased	27	6	2	35	34	9	3	46
Fixed-term — SMB
Owned since inception	423	7	3	433	371	11	3	385
Purchased	51	4	—	55	—	—	—	—
Total customer receivables, gross	$4,153	$292	$70	$4,515	$3,940	$346	$102	$4,388

The following tables summarize customer receivables, gross, including accrued interest by credit quality indicator segregated by class as of July 29, 2011 and January 28, 2011. For revolving loans to consumers, Dell makes credit decisions based on propriety scorecards which include the customer's credit history, payment history, credit usage, and other credit agency-related elements. For Commercial customers, an internal grading system is utilized that assigns a credit level score based on a number of considerations, including liquidity, operating performance and industry outlook. These credit level scores range from one to sixteen for Public and Large Enterprise customers, and generally from one to six for small and medium ("SMB") customers. The categories shown in the tables below segregate customer receivables based on the relative degrees of credit risk within each segment and product group. As loss experience varies substantially between financial products and customer segments, the credit quality categories cannot be compared between the different classes. The credit quality indicators for Consumer revolving accounts are primarily as of each quarter end date, and all others are generally updated on a periodic basis.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	July 29, 2011				January 28, 2011
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — Consumer
Owned since inception	$226	$402	$772	$1,400	$251	$415	$837	$1,503
Purchased	$40	$108	$309	$457	$50	$127	$393	$570
Fixed-term — Consumer
Owned since inception	1	4	4	9	—	—	—	—
Purchased	6	52	55	113	—	—	—	—

For the Consumer receivables shown in the above table, the higher quality category includes prime accounts which are generally of a higher credit quality that is comparable to U.S. customer FICO scores of 720+. The middle category represents the mid-tier accounts that are comparable to U.S. FICO scores from 660 to 719. The lower category is generally sub-prime and represents lower credit quality accounts that are comparable to FICO scores below 660.

	July 29, 2011				January 28, 2011
	Investment	Non-Investment	Sub-Standard	Total	Investment	Non-Investment	Sub-Standard	Total
	(in millions)
Fixed-term — Large Enterprise
Owned since inception	$934	$199	$90	$1,223	$806	$166	$159	$1,131
Purchased	$14	$13	$6	$33	$—	$—	$—	$—
Fixed-term — Public
Owned since inception	$425	$24	$7	$456	$438	$30	$8	$476
Purchased	$19	$4	$2	$25	$—	$—	$—	$—

For the Large Enterprise and Public commercial receivables shown in the above table, Dell's internal credit level scoring has been aggregated to their most comparable external commercial rating agency equivalents. Investment grade accounts are generally of the highest credit quality, non-investment grade represents middle quality accounts, and sub-standard represents the lowest quality accounts.

	July 29, 2011				January 28, 2011(a)
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — SMB
Owned since inception	$101	$84	$91	$276	$108	$85	$84	$277
Purchased	$12	$18	$5	$35	$16	$24	$6	$46
Fixed-term — SMB
Owned since inception	$38	$143	$252	$433	$55	$122	$208	$385
Purchased	$5	$42	$8	$55	$—	$—	$—	$—
____________________
(a) Amounts as of January 28, 2011 have been reclassified due to adjustments between credit quality categories.

For the SMB receivables shown in the table above, the higher quality category includes receivables that are generally within Dell's top two internal credit quality levels, which typically have the lowest loss experience.  The middle category generally falls within credit levels three and four, and the lower category generally falls within Dell's bottom two credit levels, which

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

experience higher loss rates. The revolving product is sold primarily to small business customers and the fixed-term products are more weighted toward medium-sized businesses.  Although both fixed-term and revolving products generally rely on a six-level internal rating system, the grading criteria and classifications are different as the loss performance varies between these product and customer sets.  Therefore, the credit levels are not comparable between the SMB fixed-term and revolving classes.
Customer Receivables
The following is the description of the components of Dell's customer receivables:

•
Revolving loans — Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. Revolving loans in the U.S. bear interest at a variable annual percentage rate that is tied to the prime rate. Based on historical payment patterns, revolving loan transactions are typically repaid within 12 months on average. Revolving loans are included in short-term financing receivables. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full by a specific date, no interest is charged. These special programs generally range from 6 to 12 months. At July 29, 2011, and January 28, 2011, receivables under these special programs were $300 million and $398 million, respectively.

•
Fixed-term sales-type leases and loans — Dell enters into sales-type lease arrangements with customers who desire lease financing. Leases with business customers have fixed terms of generally two to four years. Future maturities of minimum lease payments at July 29, 2011 were as follows: Fiscal 2012 - $570 million; Fiscal 2013 - $881 million; Fiscal 2014 - $483 million; Fiscal 2015 - $118 million; Fiscal 2016 and beyond - $12 million. Dell also offers fixed-term loans to qualified small businesses, large commercial accounts, governmental organizations, educational entities and certain consumer customers. These loans are repaid in equal payments including interest and have defined terms of generally three to four years.

Purchased Credit-Impaired Loans

Purchased Credit-Impaired (“PCI”) loans are acquired loans for which it is probable that Dell will not collect all contractually required principal and interest payments which showed evidence of deterioration in credit quality prior to their acquisition. During the third quarter of Fiscal 2011, Dell purchased a portfolio of revolving loan receivables from CIT Group Inc. that consisted of revolving Dell customer account balances that met the definition of PCI loans. At July 29, 2011, the outstanding balance of these receivables, including principal and accrued interest, was $460 million and the carrying amount was $257 million.

The excess of cash flows expected to be collected over the carrying value of PCI loans is referred to as the accretable yield and is accreted into interest income using the effective yield method based on the expected future cash flows over the estimated lives of the PCI loans. Due to improved expectations of the amount of expected cash flows and higher recoveries, Dell increased the accretable yield associated with these PCI loans by $24 million during the second quarter of Fiscal 2012 and $59 million for the first half of Fiscal 2012, which will be amortized over the remaining life of the loans.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table shows activity for the accretable yield on the PCI loans for the three and six months ended July 29, 2011:

	Three Months Ended	Six Months Ended
	July 29, 2011	July 29, 2011
	(in millions)
Accretable Yield:
Balance at beginning of period	$151	$137
Additions/ Purchases	—	—
Accretion	(23)	(44)
Prospective yield adjustment	24	59
Balance at end of period	$152	$152

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

Asset Securitizations

Customer receivables funded via securitization through SPEs were $600 million and $524 million, during the second quarters of Fiscal 2012 and Fiscal 2011, respectively, and $1.1 billion and $1.0 billion for the six months ended July 29, 2011, and July 30, 2010, respectively. The programs are effective for 12 month periods and subject to an annual renewal process.

The structured financing debt related to the fixed-term lease and loan, and revolving loan securitization programs was $1.3 billion and $1.0 billion as of July 29, 2011, and January 28, 2011, respectively. The debt is collateralized solely by the financing receivables in the programs. The debt has a variable interest rate and an average duration of 12 to 36 months based on the terms of the underlying financing receivables. The total debt capacity related to the securitization programs is $1.4 billion. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the structured financing debt.

Dell enters into interest rate swap agreements to effectively convert a portion of the structured financing debt from a floating rate to a fixed rate.  The interest rate swaps qualify for hedge accounting treatment as cash flow hedges.  See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information about interest rate swaps.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — BORROWINGS
The following table summarizes Dell's outstanding debt at the dates indicated:

	July 29, 2011	January 28, 2011
	(in millions)
Long-Term Debt
Notes
$400 million issued on June 10, 2009, at 3.375% due June 2012 (“2012 Notes”) with interest payable June 15 and December 15 (includes impact of interest rate swap terminations)	$400	$400
$600 million issued on April 17, 2008, at 4.70% due April 2013 (“2013A Notes”) with interest payable April 15 and October 15 (includes impact of interest rate swap terminations)	607	609
$500 million issued on September 7, 2010, at 1.40% due September 2013 (“2013B Notes”) with interest payable March 10 and September 10	499	499
$500 million issued on April 1, 2009, at 5.625% due April 2014 (“2014A Notes”) with interest payable April 15 and October 15	500	500
$300 million issued on March 28, 2011, with a floating rate due April 2014 (“2014B Notes”) with interest payable January 1, April 1, July 1 and October 1	300	—
$400 million issued on March 28, 2011, at 2.10% due April 2014 (“2014C Notes”) with interest payable April 1 and October 1	400	—
$700 million issued on September 7, 2010, at 2.30% due September 2015 (“2015 Notes”) with interest payable March 10 and September 10	700	700
$400 million issued on March 28, 2011, at 3.10% due April 2016 (“2016 Notes”) with interest payable April 1 and October 1	400	—
$500 million issued on April 17, 2008, at 5.65% due April 2018 (“2018 Notes”) with interest payable April 15 and October 15	499	499
$600 million issued on June 10, 2009, at 5.875% due June 2019 (“2019 Notes”) with interest payable June 15 and December 15	600	600
$400 million issued on March 28, 2011, at 4.625% due April 2021 (“2021 Notes”) with interest payable April 1 and October 1	398	—
$400 million issued on April 17, 2008, at 6.50% due April 2038 (“2038 Notes”) with interest payable April 15 and October 15	400	400
$300 million issued on September 7, 2010, at 5.40% due September 2040 (“2040 Notes”) with interest payable March 10 and September 10	300	300
Senior Debentures
$300 million issued on April 3, 1998, at 7.10% due April 2028 ("Senior Debentures") with interest payable April 15 and October 15 (includes the impact of interest rate swap terminations)	386	389
Other
Structured financing debt	435	250
Less: current portion of long-term debt	(400)	—
Total long-term debt	6,424	5,146
Short-Term Debt
Structured financing debt	914	850
Current portion of long-term debt	400	—
Other	2	1
Total short-term debt	1,316	851
Total debt	$7,740	$5,997

During the first half of Fiscal 2012, Dell issued the 2014B Notes, the 2014C Notes, the 2016 Notes and the 2021 Notes (collectively, the “Issued Notes”) under an automatically effective shelf registration statement that was originally filed in November 2008 and amended in March 2011. The net proceeds from the Issued Notes, after payment of expenses, were approximately $1.5 billion. The Issued Notes are unsecured obligations and rank equally in right of payment with Dell's existing and future unsecured senior indebtedness. The Issued Notes effectively rank junior to all indebtedness and other

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

liabilities, including trade payables, of Dell's subsidiaries. The Issued Notes were issued pursuant to a Supplemental Indenture dated March 31, 2011, between Dell and a trustee, with terms and conditions substantially the same as those governing the Notes outstanding as of January 28, 2011 (such outstanding Notes, together with the Issued Notes, the "Notes").

The estimated fair value of total debt at July 29, 2011, was approximately $8.1 billion. The fair values of the structured financing debt and other short-term debt approximate their carrying values as their interest rates vary with the market. The carrying value of the Senior Debentures, the 2012 Notes, and the 2013A Notes includes an unamortized amount related to the termination of interest rate swap agreements, which were previously designated as hedges of the debt. See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information about interest rate swaps. The weighted average interest rate for short-term notes, including the short-term portion of long-term debt, for the six months ended July 29, 2011, was 3.37%.
Structured Financing Debt — As of July 29, 2011, Dell had $1.3 billion outstanding in structured financing related debt primarily through the fixed term lease and loan, and revolving loan securitization programs. The weighted average interest rate for short-term structured financing debt for the second quarter of Fiscal 2012 was 0.36%. See Note 5 and Note 7 of the Notes to Condensed Consolidated Financial Statements for further discussion of the structured financing debt and the interest rate swap agreements that hedge a portion of that debt.

Commercial Paper — Dell has $3.0 billion in senior unsecured revolving credit facilities, primarily to support a $2.0 billion commercial paper program. As of July 29, 2011, and January 28, 2011, there was no outstanding commercial paper. During the first half of Fiscal 2012, Dell replaced the five-year $1.0 billion credit facility expiring on June 1, 2011, with a four-year $2.0 billion credit facility that will expire on April 15, 2015. Dell's remaining credit facility for $1.0 billion will expire on April 2, 2013. There were no outstanding advances under the revolving credit facilities as of July 29, 2011.

The indentures governing the Notes, the Senior Debentures, and the structured financing debt contain customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, and certain events of bankruptcy and insolvency. The indentures also contain covenants limiting Dell's ability to create certain liens; enter into sale-and-lease back transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to, another person. The senior unsecured revolving credit facilities require compliance with conditions that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio.  Dell was in compliance with all financial covenants as of July 29, 2011.

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
Dell assessed hedge ineffectiveness for cash flow hedges for the three and six months ended July 29, 2011 and determined that it was not material. During the three and six months ended July 29, 2011, Dell did not discontinue any cash flow hedges that had a material impact on Dell's results of operations, as substantially all forecasted foreign currency transactions were realized in Dell's actual results.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In addition, Dell uses forward contracts to hedge monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. These contracts generally expire in three months or less, are considered economic hedges and are not designated. The change in the fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. Dell recognized a loss of $32 million and a gain of $41 million during the second quarters of Fiscal 2012 and 2011, respectively, for the change in fair value of these foreign currency forward contracts, and gains of $10 million and $59 million during the six months ended July 29, 2011, and July 30, 2010, respectively.
Interest Rate Risk

Dell uses interest rate swaps to hedge the variability in cash flows related to the interest rate payments on structured financing debt. The interest rate swaps economically convert the variable rate on the structured financing debt to a fixed interest rate to match the underlying fixed rate being received on fixed term customer leases and loans. The duration of these contracts typically ranges from 30 to 42 months. Certain of these swaps are designated as cash flow hedges. Hedge ineffectiveness for interest rate swaps designated as cash flow hedges was not material for the three and six months ended July 29, 2011.

The amount of change in fair value recognized in interest and other, net, for interest rate hedges was not material for the three and six months ended July 29, 2011, and July 30, 2010.

Periodically, Dell also uses interest rate swaps designated as fair value hedges to modify the market risk exposures in connection with long-term debt to achieve primarily LIBOR-based floating interest expense. Dell did not have any interest rate contracts designated as fair value hedges at July 29, 2011. During Fiscal 2011, Dell had interest rate swap agreements associated with its 2012 Notes and 2013A Notes, which were terminated in the fourth quarter of Fiscal 2011. Hedge ineffectiveness for interest rate swaps designated as fair value hedges was not material for the three and six months ended July 30, 2010.

Notional Amounts of Outstanding Derivative Instruments

The notional amounts of Dell's outstanding derivative instruments are summarized as follows:

	July 29, 2011	January 28, 2011
	(in millions)
Foreign Exchange Contracts
Designated as hedging instruments	$4,900	$5,364
Non-designated as hedging instruments	609	250
Total	$5,509	$5,614

Interest Rate Contracts
Designated as hedging instruments	$716	$625
Non-designated as hedging instruments	135	145
Total	$851	$770

Derivative Instruments Additional Information
The aggregate unrealized net gain or loss for interest rate swaps and foreign currency exchange contracts, recorded as a component of comprehensive income, for the second quarters of Fiscal 2012 and 2011, was a gain of $90 million and a loss of $127 million, respectively, and for the six months ended July 29, 2011, and July 30, 2010, a gain of $22 million and a loss of $114 million, respectively.
Dell has reviewed the existence and nature of credit-risk-related contingent features in derivative trading agreements with its counterparties. Certain agreements contain clauses under which if Dell's credit ratings were to fall below investment grade upon a change of control of Dell, counterparties would have the right to terminate those derivative contracts under which Dell is in a net liability position. As of July 29, 2011, there had been no such triggering events.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Effect of Derivative Instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
(in millions)
For the three months ended July 29, 2011
		Total net revenue	$(86)
Foreign exchange contracts	$(7)	Total cost of net revenue	(10)
Interest rate contracts	(1)	Interest and other, net	—	Interest and other, net	$2
Total	$(8)		$(96)		$2

For the three months ended July 30, 2010
		Total net revenue	$77
Foreign exchange contracts	$(60)	Total cost of net revenue	(10)
Interest rate contracts	1	Interest and other, net	—	Interest and other, net	$—
Total	$(59)		$67		$—

For the six months ended July 29, 2011
		Total net revenue	$(242)
Foreign exchange contracts	$(249)	Total cost of net revenue	(28)
Interest rate contracts	(1)	Interest and other, net	—	Interest and other, net	$2
Total	$(250)		$(270)		$2

For the six months ended July 30, 2010
		Total net revenue	$123
Foreign exchange contracts	$(19)	Total cost of net revenue	(28)
Interest rate contracts	1	Interest and other, net	—	Interest and other, net	$—
Total	$(18)		$95		$—

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

	July 29, 2011
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$58	$—	$53	$—	$111
Foreign exchange contracts in a liability position	(49)	—	(86)	—	(135)
Interest rate contracts in a liability position	—	—	—	(3)	(3)
Net asset (liability)	9	—	(33)	(3)	(27)
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	41	—	17	—	58
Foreign exchange contracts in a liability position	(19)	—	(27)	—	(46)
Interest rate contracts in a liability position	—	—	—	(1)	(1)
Net asset (liability)	22	—	(10)	(1)	11
Total derivatives at fair value	$31	$—	$(43)	$(4)	$(16)

	January 28, 2011
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$81	$1	$34	$—	$116
Foreign exchange contracts in a liability position	(86)	—	(59)	—	(145)
Interest rate contracts in a liability position	—	—	—	(2)	(2)
Net asset (liability)	(5)	1	(25)	(2)	(31)
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	52	—	15	—	67
Foreign exchange contracts in a liability position	(21)	—	(15)	—	(36)
Interest rate contracts in a liability position	—	—	—	(1)	(1)
Net asset (liability)	31	—	—	(1)	30
Total derivatives at fair value	$26	$1	$(25)	$(3)	$(1)

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 — ACQUISITIONS
During the six months ended July 29, 2011, Dell completed several acquisitions, including acquisitions of Compellent Technologies, Inc. ("Compellent"), SecureWorks Inc. ("SecureWorks"), and DFS Canada. The total purchase consideration was approximately $2.0 billion in cash for all the outstanding shares of all the acquisitions completed during the period. Compellent is a provider of virtual storage solutions for enterprise and cloud computing environments, and SecureWorks is a global provider of information security services. Both Compellent and SecureWorks will be integrated into Dell's Commercial segments. DFS Canada enables expansion of Dell's direct finance model into Canada and will be integrated into all of Dell's segments. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further discussion on Dell's acquisition of DFS Canada.
Dell has recorded these acquisitions using the acquisition method of accounting and recorded their respective assets and liabilities at fair value at the date of acquisition. The excess of the purchase prices over the estimated fair values was recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for these acquisitions prior to the finalization of more detailed analyses, but not to exceed one year from the date of acquisition, will change the amount of the purchase prices allocable to goodwill.  Any subsequent changes to the purchase price allocations that are material to Dell's consolidated financial results will be adjusted retroactively.  Dell recorded approximately $1.1 billion in goodwill during the six months ended July 29, 2011, which primarily represents synergies associated with combining these companies with Dell to provide Dell's customers with a broader range of IT solutions or, in the case of DFS Canada, to extend Dell's financial services capabilities. This goodwill is not deductible for tax purposes. Dell also recorded $557 million in intangible assets related to these acquisitions, which consist primarily of purchased technology and customer relationships. In conjunction with these acquisitions, Dell will incur $99 million in compensation-related retention expenses that will be expensed over a period of up to four years. There was no contingent consideration related to these acquisitions.
Dell has not presented pro forma results of operations for the foregoing acquisitions because they are not material to Dell's consolidated results of operations, financial position, or cash flows on either an individual or an aggregate basis.
During the second quarter of Fiscal 2012, Dell announced its intent to purchase Force10 Networks, Inc., a global technology company that provides datacenter networking solutions. Dell expects to close this acquisition in the third quarter of Fiscal 2012, subject to customary closing conditions.

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS
Goodwill allocated to Dell's business segments as of July 29, 2011, and January 28, 2011, and changes in the carrying amount of goodwill were as follows:

	Large Enterprise	Public	Small and Medium Business	Consumer	Total
	(in millions)
Balance at January 28, 2011	$1,424	$2,164	$476	$301	$4,365
Goodwill acquired during the period	601	293	163	7	1,064
Adjustments	—	—	(1)	3	2
Balance at July 29, 2011	$2,025	$2,457	$638	$311	$5,431

Goodwill is tested annually during the second fiscal quarter and whenever events or circumstances indicate an impairment may have occurred. If the carrying amount of goodwill exceeds its fair value, estimated based on discounted cash flow analyses, an impairment charge would be recorded. Based on the results of the annual impairment tests completed during the second quarter of Fiscal 2012, no impairment of goodwill existed at July 29, 2011. Dell does not have any accumulated goodwill impairment charges as of July 29, 2011.
During the six months ended July 29, 2011, Dell recorded additions to intangible assets of $557 million related to Dell's Fiscal 2012 business acquisitions.

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

	Three Months Ended		Six Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$931	$927	$895	$912
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(a)(b)	263	298	556	608
Service obligations honored	(250)	(249)	(507)	(544)
Warranty liability at end of period	$944	$976	$944	$976
Current portion	$622	$652	$622	$652
Non-current portion	322	324	322	324
Warranty liability at end of period	$944	$976	$944	$976

	Three Months Ended		Six Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
	(in millions)
Deferred extended warranty revenue:
Deferred extended warranty revenue at beginning of period	$6,589	$5,971	$6,416	$5,910
Revenue deferred for new extended warranties(b)	1,120	973	2,188	1,855
Revenue recognized	(915)	(835)	(1,810)	(1,656)
Deferred extended warranty revenue at end of period	$6,794	$6,109	$6,794	$6,109
Current portion	$3,158	$2,835	$3,158	$2,835
Non-current portion	3,636	3,274	3,636	3,274
Deferred extended warranty revenue at end of period	$6,794	$6,109	$6,794	$6,109
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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 — COMMITMENTS AND CONTINGENCIES
Legal Matters - Dell is involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time to time in the ordinary course of its business, including those identified below, consisting of matters involving consumer, antitrust, tax, intellectual property, and other issues on a global basis. Dell accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. Dell reviews these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and Dell's views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in Dell's accrued liabilities would be recorded in the period in which such determination is made. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made. The following is a discussion of Dell's significant on-going legal matters and other proceedings:

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

The settlements with the company and Mr. Dell were approved by the U.S. District Court for the District of Columbia on October 13, 2010. During the second quarter of Fiscal 2012, the company certified to the SEC completion of its

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

undertaking relating to the independent consultant. Pursuant to the settlement terms, the company expects to certify to the SEC, within 36 months after court approval of the settlement on October 13, 2010, completion of continuing obligations through this period.

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

There are multiple proceedings in Germany that could impact Dell's obligation to collect and remit levies in Germany. In July 2004, VG Wort, a German collecting society, filed a lawsuit against Hewlett-Packard Company (“HP”) in the Stuttgart Civil Court seeking copyright levies on printers. On December 22, 2004, the court held that HP was liable for payments regarding all printers using ASCII code sold in Germany. HP appealed the decision and after an intermediary ruling upholding the trial court's decision, the German Federal Supreme Court (“GFSC”) in December 2007 issued a judgment that printers are not subject to levies under the German copyright law that was in effect until December 31, 2007. Based upon the GFSC's ruling, Dell concluded there was no obligation for Dell to collect or accrue levies for printers sold by it prior to December 31, 2007. VG Wort filed a claim with the German Constitutional Court (“GCC”) challenging the GFSC's ruling that printers are not subject to levies. On September 21, 2010, the GCC revoked the GFSC decision and referred the case back to the GFSC to determine if the ruling gave due credit to the copyright owner's property rights under the German Constitution and whether the GFSC should have referred the case to the European Court of Justice (“ECJ”). In July 2011, the GFSC referred the case to the ECJ submitting a number of legal questions on the interpretation of the European Copyright Directive 2001/29/EC which the GFSC deems

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

necessary for its decision. Dell has not accrued any liability in this matter, as Dell does not believe there is a probable and estimable claim.

Similarly, in September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH ("FSC") in the Munich Civil Court in Munich, Germany seeking levies on PCs. On December 23, 2004, the Munich Civil Court held that PCs are subject to a levy and that FSC must pay €12 plus compound interest for each PC sold in Germany since March 2001. FSC appealed this decision and after an intermediary ruling upholding the decision, the GFSC in October 2008 issued a judgment that PCs were not photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007 and, therefore, not subject to the levies on photocopiers established by that law. VG Wort filed a claim with the GCC challenging that ruling. In January 2011, as in the HP case above, the GCC revoked the GFSC decision and referred the case back to the GFSC to determine if the ruling gave due credit to the copyright owner's property rights under the German Constitution and whether the GFSC should have referred the case to the European Court of Justice. In July 2011, the GFSC referred the case to the ECJ submitting a number of legal questions on the interpretation of the European Copyright Directive 2001/29/EC which the GFSC deems necessary for its decision. Dell has not accrued any liability in this matter, as Dell does not believe there is a probable and estimable claim.

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

Additionally, there are proceedings in Spain to which Dell is not a party, but that could impact Dell's obligation to collect and remit levies across the EU. In March 2006, Sociedad General de Autores y Editores de Espana (“SGAE”), a Spanish collecting society, sued Padawan SL ("Padawan"), a company unaffiliated with Dell, in the Commercial Court number four of Barcelona in Spain claiming that Padawan owed levies on the CD-Rs, CD-RWs, DVD-Rs, and MP3 players sold by Padawan. In June 2007, the trial court upheld SGAE's claim and ordered Padawan to pay specified levies. Padawan appealed the decision to the Audiencia Provincial de Barcelona, which stayed the proceedings in order to refer the case to the ECJ. The ECJ considered the interpretation of the term “fair compensation” under the European Copyright Directive (“Directive”). On October 21, 2010, the ECJ issued its decision and outlined how fair compensation should be considered under the Directive by the EU member states. The ECJ stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying. The ECJ also stated that the indiscriminate application of the private copying levy to devices not made available to private users and clearly reserved for uses other than private copying is incompatible with the Directive. The matter was referred back to the Spanish court to determine whether the Spanish copyright levy scheme is compatible with the Directive based on the guidance provided by the ECJ. In March 2011, the Appeals Court of Barcelona decided in the industry's favor, noting that the indiscriminate payment of copyright levies does not comply with EU law. The case can be appealed to the Supreme Court of Spain. It is unclear at this time what the effect of this decision will be on copyright levies in Spain and the other EU member states. Dell continues to collect and remit levies in certain EU countries where it has determined that based on local law it is probable that Dell has an obligation.

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

Sharp Corporation v Dell Inc. - Sharp Corporation (“Sharp”) filed a suit against Dell in October 2008 for trademark infringement, unfair competition and dilution in the U.S. District Court in the State of New Jersey. Sharp alleged that it is the owner of the “SHARP” mark and that this mark and related marks are used in connection with Sharp's sale of

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

a wide variety of electrical and consumer electronic products. Sharp alleged that Dell had infringed the “SHARP” mark by using the “UltraSharp” and “Dell UltraSharp” marks to promote, advertise and sell computer monitors and notebook computers, from 2002 to the present. Sharp alleged that Dell's use of “UltraSharp” had and would continue to cause actual consumer confusion regarding the source of “UltraSharp.” In addition, Sharp had asserted a claim for dilution of its SHARP marks on the alleged ground that Dell's use of DELL UltraSharp and UltraSharp had weakened the distinctive value of its marks. Sharp sought damages measured by Dell's profits made from the sale of DELL UltraSharp products, treble damages, punitive damages, costs and attorneys' fees. Sharp also sought a permanent injunction precluding the use of Dell's allegedly infringing “UltraSharp” mark. On June 11, 2011, on Sharp's motion, the District Court dismissed the case with prejudice with no payment by Dell.

Chad Brazil and Steven Seick v Dell Inc. - Chad Brazil and Steven Seick filed a class action suit against Dell in March 2007 in the U.S. District Court for the Northern District of California. The plaintiffs allege that Dell advertised discounts on its products from false “regular” prices, in violation of California law. The plaintiffs seek compensatory damages, disgorgement of profits from the alleged false advertising, injunctive relief, punitive damages and attorneys' fees. In December 2010, the District Court certified a class consisting of all California residents who had purchased certain products advertised with a former sales price on the consumer segment of Dell's website during an approximately four year period between March 2003 and June 2007. During the first quarter of Fiscal 2012, the plaintiffs and Dell reached a classwide settlement in principle regarding the dispute on terms that are not material to the company, but the settlement is still subject to submission and approval by the District Court.

Convolve Inc. v Dell Inc. - Convolve, Inc. sued Dell, Western Digital Corporation (“Western Digital”), Hitachi Global Storage Technologies, Inc., and Hitachi Ltd. (collectively “Hitachi”) on June 18, 2008 in the Eastern District of Texas, Marshall Division, alleging that the defendants infringe United States Patent No. 4,916,635 (entitled “Shaping Command Inputs to Minimize Unwanted Dynamics”) and United States Patent No. 6,314,473 (entitled “System for Removing Selected Unwanted Frequencies in Accordance with Altered Settings in a User Interface of a Data Storage Device”). Western Digital and Hitachi are hard drive suppliers of Dell. Plaintiff sought damages for each product with an allegedly infringing hard drive sold by Dell, plus exemplary damages for allegedly willful infringement. On July 26, 2011, a jury found that the patents had been infringed and awarded the plaintiff an amount that is not significant to Dell. The jury decision is subject to final approval and entry by the judge.

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

As of July 29, 2011, Dell does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters may have been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, Dell's financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on Dell's business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 — COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the three and six months ended July 29, 2011 and July 30, 2010:

	Three Months Ended		Six Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Comprehensive Income	(in millions)
Net income	$890	$545	$1,835	$886
Change related to hedging instruments, net	90	(127)	22	(114)
Change related to marketable securities, net	33	(1)	33	(2)
Foreign currency translation adjustments	(9)	(8)	65	26
Comprehensive income	$1,004	$409	$1,955	$796

NOTE 13 — INCOME AND OTHER TAXES

Dell's effective income tax rate was 18.4% and 21.7% for the second quarters of Fiscal 2012 and Fiscal 2011, respectively, and 18.8% and 22.8% for the six months ended July 29, 2011 and July 30, 2010, respectively. The decrease in Dell's effective income tax rate for the three and six months ended July 29, 2011 was primarily attributable to an increase in the proportion of taxable income attributable to lower tax jurisdictions. The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 35% principally result from Dell's geographical distribution of taxable income and differences between the book and tax treatment of certain items. In certain jurisdictions our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. The income tax rate for future quarters of Fiscal 2012 will be impacted by the actual mix of jurisdictions in which income is generated.

Dell is currently under income tax audits in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which Dell is subject include fiscal years 1997 through 2011. As a result of these audits, Dell maintains ongoing discussions and negotiations relating to tax matters with the taxing authorities in these various jurisdictions. Dell's U.S. federal income tax returns for fiscal years 2007 through 2009 are currently under examination by the Internal Revenue Service (“IRS”). The IRS issued a Revenue Agent's Report for fiscal years 2004 through 2006 proposing certain assessments primarily related to transfer pricing matters. Dell disagrees with certain of the proposed assessments and has contested them through the IRS administrative appeals procedures. The IRS has recently remanded the audit for the tax years 2004 through 2006 back to examination for further review. Dell believes that it has provided adequate reserves related to all matters contained in tax periods open to examination. However, should Dell experience an unfavorable outcome in the IRS matter, such an outcome could have a material impact on its results of operations, financial condition, and cash flows. Although the timing of income tax audit resolutions and negotiations with taxing authorities is highly uncertain, Dell does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

Dell takes certain non-income tax positions in the jurisdictions in which it operates and has received certain non-income tax assessments from various jurisdictions. These jurisdictions include Brazil, where Dell is in litigation with a state government over the proper application of transactional taxes to warranties related to the sale of computers. Dell has also negotiated certain tax incentives with the state that can be used to offset potential tax liabilities should the courts rule against it. The incentives are based upon the number of jobs Dell maintains within the state.  This case is currently on appeal by Dell, which has pledged its manufacturing facility in Hortolandia, Brazil to the government pending resolution of the case. Dell does not expect the outcome of this case to have a material impact to its consolidated financial statements.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 — EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Accordingly, certain stock-based incentive awards have been excluded from the calculation of diluted earnings per share totaling 138 million and 203 million common shares for the second quarters of Fiscal 2012 and Fiscal 2011, respectively, and 153 million and 203 million for the six months ended July 29, 2011, and July 30, 2010, respectively.
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended July 29, 2011, and July 30, 2010:

	Three Months Ended		Six Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
	(in millions, except per share amounts)
Numerator:
Net income	$890	$545	$1,835	$886
Denominator:
Weighted-average shares outstanding:
Basic	1,858	1,952	1,883	1,956
Effect of dilutive options, restricted stock units, restricted stock, and other	13	8	14	11
Diluted	1,871	1,960	1,897	1,967
Earnings per share:
Basic	$0.48	$0.28	$0.97	$0.45
Diluted	$0.48	$0.28	$0.97	$0.45

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
The business segments disclosed in the accompanying Condensed Consolidated Financial Statements are based on this organizational structure and information reviewed by Dell's management to evaluate the business segment results. Dell's measure of segment operating income for management reporting purposes excludes severance and facility closure expenses, broad based long-term incentives, acquisition-related charges, amortization of intangibles, and the settlements for the SEC investigation as well as the securities litigation class action lawsuit that were incurred in the first quarter of Fiscal 2011.
The following table presents net revenue by Dell's reportable global segments as well as a reconciliation of consolidated segment operating income to Dell's consolidated operating income:

	Three Months Ended		Six Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
	(in millions)
Net revenue:
Large Enterprise	$4,584	$4,549	$9,061	$8,795
Public	4,457	4,580	8,224	8,436
Small and Medium Business	3,709	3,535	7,477	7,059
Consumer	2,908	2,870	5,913	6,118
Total	$15,658	$15,534	$30,675	$30,408
Consolidated operating income:
Large Enterprise	$448	$288	$952	$571
Public	484	369	854	667
Small and Medium Business	404	323	867	636
Consumer	73	(21)	209	(4)
Consolidated segment operating income	1,409	959	2,882	1,870
Severance and facility actions	—	(24)	(19)	(81)
Broad based long-term incentives(a)	(81)	(87)	(178)	(174)
Amortization of intangible assets	(95)	(87)	(187)	(175)
Acquisition-related costs(a)(b)	(87)	(16)	(140)	(36)
Other(c)	—	—	—	(140)
Total	$1,146	$745	$2,358	$1,264
____________________

(a)	Broad based, long-term incentives includes stock-based compensation, but excludes stock-based compensation related to acquisitions, which is included in acquisition-related costs.

(b)	Acquisition-related costs consist primarily of retention payments, integration costs, and beginning with the second quarter of Fiscal 2012, acquisition-related severance and facility costs.

(c)	Other includes the $100 million settlement for the SEC investigation and a $40 million settlement for a securities litigation lawsuit that were both incurred in the first quarter of Fiscal 2011.

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

Next generation computing solutions, intelligent data management, services, security and cloud computing are all part of our enterprise solutions and services business, which has contributed to improvements in our operating margins in recent quarters. Our enterprise solutions products include servers, networking, and storage products and our services are grouped into three categories based on similar demand, economic and delivery profiles: transactional; outsourcing; and project-based. We are also focused on end user computing by developing higher valued capabilities for our client products, which include our mobility and desktop PC products. The profitability of our client products has improved in recent quarters as we focus on creating a flexible value chain to improve execution and continue to focus on simplifying our product offerings. The majority of our products are now produced by contract manufacturers. We believe that developing flexible and efficient IT solutions will provide higher recurring revenue streams and improved profitability over time.
We supplement organic growth with a disciplined acquisition program targeting businesses that will expand our portfolio of enterprise solutions and services offerings. We emphasize acquisitions of companies with portfolios that we can leverage with our global customer base and distribution. During the first six months of Fiscal 2012, we acquired Compellent Technologies, Inc. ("Compellent"), a global provider of virtual storage solutions for enterprise and cloud computing environments, and SecureWorks Inc. ("SecureWorks"), a global provider of information security services. In addition, during the first six months of Fiscal 2012, we acquired Dell Financial Services Canada Limited from CIT Group Inc., and entered into a definitive agreement to acquire CIT Vendor Finance's Dell-related assets, and sales and servicing functions in Europe. We also announced our intention to purchase Force10 Networks, Inc. ("Force 10"), a global technology company that provides datacenter networking solutions. We expect to close the Force 10 acquisition in the third quarter of Fiscal 2012, and our purchase of the CIT Vendor Finance assets during the fiscal year ending February 1, 2013, subject to customary closing conditions. See Note 8 in Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information about our acquisitions. The comparability of our results of operations for periods in Fiscal 2012 compared to Fiscal 2011 are affected by these acquisitions, though the impact is not material.
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

RESULTS OF OPERATIONS
Consolidated Operations
The following table summarizes our consolidated results of operations for the three and six months ended July 29, 2011, and July 30, 2010:

	Three Months Ended					Six Months Ended
	July 29, 2011			July 30, 2010		July 29, 2011			July 30, 2010
	Dollars	% of Revenue	% Change	Dollars	% of Revenue	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except per share amounts and percentages)
Net revenue:
Products	$12,610	80.5%	0%	$12,645	81.4%	$24,669	80.4%	0%	$24,731	81.3%
Services, including software related	3,048	19.5%	6%	2,889	18.6%	6,006	19.6%	6%	5,677	18.7%
Total net revenue	$15,658	100.0%	1%	$15,534	100.0%	$30,675	100.0%	1%	$30,408	100.0%
Gross margin:
Products	$2,675	21.2%	56%	$1,714	13.6%	$5,298	21.5%	55%	$3,415	13.8%
Services, including software related	850	27.9%	(3)%	872	30.2%	1,659	27.6%	(2)%	1,687	29.7%
Total gross margin	$3,525	22.5%	36%	$2,586	16.6%	$6,957	22.7%	36%	$5,102	16.8%
Operating expenses	$2,379	15.2%	29%	$1,841	11.8%	$4,599	15.0%	20%	$3,838	12.6%
Operating income	$1,146	7.3%	54%	$745	4.8%	$2,358	7.7%	87%	$1,264	4.2%
Net income	$890	5.7%	63%	$545	3.5%	$1,835	6.0%	107%	$886	2.9%
Earnings per share — diluted	$0.48	N/A	71%	$0.28	N/A	$0.97	N/A	116%	$0.45	N/A

Other Financial Information(a)
Non-GAAP gross margin	$3,625	23.2%	36%	$2,671	17.2%	$7,136	23.3%	35%	$5,285	17.4%
Non-GAAP operating expenses	$2,297	14.7%	28%	$1,799	11.6%	$4,432	14.4%	23%	$3,589	11.8%
Non-GAAP operating income	$1,328	8.5%	52%	$872	5.6%	$2,704	8.8%	59%	$1,696	5.6%
Non-GAAP net income	$1,006	6.4%	60%	$629	4.0%	$2,056	6.7%	69%	$1,213	4.0%
Non-GAAP earnings per share - diluted	$0.54	N/A	69%	$0.32	N/A	$1.08	N/A	74%	$0.62	N/A
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

Overview

For the second quarter of Fiscal 2012, our total net revenue increased 1% year-over-year. Net revenue from our Commercial segments increased 1% year-over-year and was driven by 5% and 1% increases in net revenue from our SMB and Large Enterprise segments, respectively, which was partially offset by a 3% decrease in net revenue from our Public segment. Revenue from our Consumer customers increased 1% year-over-year. Our Public customers continue to be challenged by budgetary constraints on public spending, particularly in Western Europe and the U.S. Revenue from our enterprise solutions and services increased 4%, while revenue from our client products decreased 1%.

For the first half of Fiscal 2012, total net revenue increased 1%, with an increase of 2% from our Commercial segments partially offset by a 3% decrease in revenue from our Consumer segment. Revenue from enterprise solutions and services increased 4% year-over-year, while revenue from client products decreased 1%.

Our consolidated operating income percentage increased 250 basis points year-over-year to 7.3% for the second quarter of Fiscal 2012, and all our segments reported increases in operating income. Operating income percentage from our Commercial segments increased 280 basis points to 10.5%, while Consumer operating income increased 320 basis points to 2.5%. The improved profitability of our Commercial business was largely driven by margin improvements from our client products. Our Commercial segments also benefited from improved margin percentages for our enterprise solutions products, which include our servers, networking, and storage offerings. For the first half of Fiscal 2012, our operating income percentage increased 350 basis points year-over-year to 7.7% as a result of an increase of 310 basis points to 10.8% for our Commercial segments and an increase of 360 basis points to 3.5% for our Consumer segment.

Given recent unfavorable macroeconomic news, we may experience a challenging revenue growth environment for the second half of Fiscal 2012. We intend to continue a disciplined execution of our long-term value-creation framework to deliver growth in revenue, operating income, and cash flow, by continuing our efforts to provide IT solutions to our customers in areas such as enterprise solutions and services.
Revenue

•
Product Revenue — Product revenue was flat for both the second quarter and first six months of Fiscal 2012. Our product revenue performance was primarily attributable to modest growth in our SMB segment, which was partially offset by softening demand from our Public segment. See "Revenue by Product and Services Categories" for further information regarding the average selling prices of our products.

•
Services Revenue, including software related — Services revenue, including software related increased year-over-year by 6% for both the second quarter and first six months of Fiscal 2012. The increase was attributable to a 6% year-over-year increase in services revenue for both the second quarter and first six months of Fiscal 2012 and increases of 4% and 6% in software related services revenue for the second quarter and first six months of Fiscal 2012, respectively.

For the second quarter of Fiscal 2012, revenue from the U.S. decreased 5% to $7.8 billion and represented 50% of total net revenue. Revenue from outside the U.S. increased 8% to $7.8 billion. Revenue from growth markets, which we define as non-U.S. excluding Western Europe, Canada and Japan, grew 14% year-over-year from 24.6% to 27.8% of total net revenue. Total revenue from Brazil, Russia, India, and China, which we refer to as "BRIC," increased 18% year-over-year, on a combined basis, for the second quarter of Fiscal 2012. Total revenue from BRIC increased to 14.5% of our total net revenue for the second quarter of Fiscal 2012 from 12.4% for the same period in the prior year. We are continuing to expand into these and other emerging countries that represent the vast majority of the world's population, tailor solutions to meet specific regional needs, and enhance relationships to provide customer choice and flexibility.

For the first six months of Fiscal 2012, revenue from the U.S. decreased 5% to $15.2 billion and represented approximately 50% of total net revenue. Revenue from outside the U.S. increased 7% to $15.5 billion. Revenue from growth markets grew 15% year-over-year to 27.5% of total net revenue. Total revenue from BRIC increased 18% year-over-year, on a combined basis, and increased to 14.1% of our total net revenue for the first six months of Fiscal 2012 from 12.0% for the same period in the prior year.

We manage our business on a U.S. dollar basis and utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time.  During the second quarter of Fiscal 2012, we experienced favorable changes in foreign currency exchange rates that were factored into the pricing discipline we used during the period. Our results were not materially impacted by the changes in foreign currency exchange rates.
Gross Margin

•
Products — During the second quarter and first six months of Fiscal 2012, our product gross margins increased year-over-year in absolute dollars and in gross margin percentage. Product gross margin percentage increased from 13.6% to 21.2% year-over-year for the second quarter of Fiscal 2012 and from 13.8% to 21.5% year-over-year for the first six months of Fiscal 2012. Improved pricing discipline, a shift away from lower margin, low-value business, better sales and supply chain execution, and decreasing component costs contributed to the year-over-year increase in product gross margin percentage for all our segments.  We have created a flexible supply chain that has improved our supply chain execution and have simplified our product offerings. We expect that the component cost environment will marginally improve from what we experienced in the second quarter, but will be below our historical component cost declines as we move through the rest of the year.

•
Services, including software related — During the second quarter and first six months of Fiscal 2012, our services gross margin decreased in absolute dollars and in gross margin percentage from the same periods in Fiscal 2011. Services gross margin decreased from 30.2% to 27.9% year-over-year for the second quarter of Fiscal 2012 and from 29.7% to 27.6% year-over-year for the first six months of Fiscal 2012. Our gross margin rate for services, including software related, is driven by our transactional services, which consist primarily of our extended warranty sales. The higher gross margin rates of our transactional services are typically offset in part by lower margin outsourcing, projects, and software-related services.  The year-over-year decrease in services gross margin for the second quarter and first six months of Fiscal 2012 was driven by decreases in gross margin percentage from all services categories except software-related, which increased slightly.

For the second quarter of Fiscal 2012, total gross margin increased 36% to $3.5 billion on a GAAP basis and 36% to $3.6 billion on a non-GAAP basis from the second quarter of Fiscal 2011. For the first six months of Fiscal 2012, total gross margin increased 36% to $7.0 billion on a GAAP basis and 35% to $7.1 billion on a non-GAAP basis from the same period in the prior year. Gross margin on a GAAP basis includes the effects of amortization of intangible assets, severance and facility action costs, and acquisition-related charges. Severance and facility action costs included in gross margin decreased 88% to $5 million for the first six months of Fiscal 2012. We have substantially completed our manufacturing transformation, and do not expect to incur significant additional costs related to these activities. However, we expect to incur severance costs in the future as they relate to our acquisitions and, accordingly, beginning with the second quarter of Fiscal 2012, severance and facility action costs related to our acquisitions are included in acquisition-related costs. There were no severance and facility action charges related to the cost reduction activities resulting from our manufacturing transformation in the second quarter of Fiscal 2012 compared to $14 million for the second quarter of Fiscal 2011. Total acquisition-related costs increased from $1 million to $26 million and $2 million to $29 million for the second quarter and first six months of Fiscal 2012, respectively. The increase in acquisition-related costs was primarily due to severance and facility action charges incurred in the second quarter of Fiscal 2012 as part of the continued integration of our acquisitions. Acquisition-related severance and facility action costs were not significant in prior periods. Amortization of intangible assets included in gross margin increased 5% to $74 million and 5% to $145 million for the second quarter and first six months of Fiscal 2012, respectively. Amortization of intangibles is primarily related to the intangible assets resulting from our acquisition of Perot Systems Corporation ("Perot Systems") in Fiscal 2010. As set forth in the reconciliation under "Non-GAAP Financial Measures" below, these items are excluded from the calculation of non-GAAP gross margin for the second quarter and first six months of Fiscal 2012 and Fiscal 2011.

Vendor Relationships

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally not long-term in nature, but instead are typically negotiated at the beginning of each quarter. Because of the fluid nature of these ongoing negotiations, which reflect changes in the competitive environment, the timing and amount of rebates and other discounts we receive under the programs may vary from period to period. Since we manage our component costs on a total net cost basis, any fluctuations in the timing and amount of rebates and other discounts we receive from vendors may not necessarily result in material changes to our gross margin. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the second quarter and first six months of Fiscal 2012 and Fiscal 2011 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant programmatic changes to vendor pricing and rebate programs that will significantly impact our results in the near term. These discounts and rebates are allocated to the segments based on a variety of factors, including strategic initiatives to drive certain programs.

In addition, we have pursued legal action against certain vendors and are currently involved in negotiations with other vendors regarding their past pricing practices.  We have negotiated settlements with some of these vendors and may have additional settlements in future quarters.  During the second quarter of Fiscal 2012, negotiated vendor settlements, including those settlements related to past pricing practices, resulted in a net increase to our consolidated gross margin and gross margin percentage of approximately $70 million and 50 basis points, respectively. These settlements are allocated to our segments based on the relative amount of affected vendor products used by each segment.

Operating Expenses
The following table presents information regarding our operating expenses for the three and six months ended July 29, 2011, and July 30, 2010:

	Three Months Ended					Six Months Ended
	July 29, 2011			July 30, 2010		July 29, 2011			July 30, 2010
	Dollars	% of Revenue	% Change	Dollars	% of Revenue	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$2,174	13.9%	29%	$1,679	10.8%	$4,199	13.7%	20%	$3,509	11.5%
Research, development, and engineering	205	1.3%	27%	162	1.0%	400	1.3%	22%	329	1.1%
Total operating expenses	$2,379	15.2%	29%	$1,841	11.8%	$4,599	15.0%	20%	$3,838	12.6%

Other Financial Information
Non-GAAP operating expenses (a)	$2,297	14.7%	28%	$1,799	11.6%	$4,432	14.4%	23%	$3,589	11.8%
_______________________
(a) For a reconciliation of non-GAAP operating expenses to operating expenses prepared in accordance with GAAP, see “Non-GAAP Financial Measures” below.

•
Selling, General, and Administrative — During the second quarter of Fiscal 2012, selling, general, and administrative ("SG&A") expenses increased $495 million year-over-year. The overall higher level of  SG&A is in large part a result of the execution of our strategic transformation, which includes organic investments in enterprise solution selling capabilities and other infrastructure spending as well as investing in enterprise and services-focused acquisitions, which generally have higher expense structures.   Specifically, compensation-related expenses included in SG&A increased $319 million, and advertising and selling-related expenses increased $79 million year-over-year for the second quarter of Fiscal 2012.  Our headcount has increased by approximately 12% year-over-year as a result of our organic and inorganic investments.  Compensation-related expenses also include increases associated with our annual performance-based compensation, which are tied to revenue and operating income growth as well as to cash flow targets.  SG&A expenses also include increases in acquisition-related expenses associated with our inorganic investments, which were offset in part by decreases in severance and facility action costs, both of which are discussed below.

During the first six months of Fiscal 2012, SG&A expenses increased $690 million year-over-year. The increase in SG&A expenses was primarily attributable to increases in compensation-related expenses, advertising expenses, and promotional expenses as a result of the strategic initiatives discussed above. Compensation-related expenses, excluding severance-related expenses, increased approximately $558 million. We also experienced a year-over-year increase of $132 million in advertising, promotional, and other selling-related expenses. In addition, higher SG&A expenses reflected increases in acquisition-related expenses, which were offset in part by decreases in severance and facility action costs discussed below.

•
Research, Development, and Engineering — For the second quarter and first six months of Fiscal 2012, research, development, and engineering (“RD&E”) expenses were 1.3% of net revenue for both periods, which were slightly higher than the RD&E expense levels of 1.0% and 1.1% of net revenue for the second quarter and first six months of Fiscal 2011, respectively. We manage our research, development, and engineering spending by targeting those innovations and products that we believe are most valuable to our customers and by relying upon the capabilities of our strategic relationships. We are increasing our focus on research and development and will continue to shift our investment in RD&E activities to support our initiatives to grow our enterprise solutions and services offerings.

Total operating expenses for the second quarter of Fiscal 2012 increased 29% to $2.4 billion on a GAAP basis and 28% to $2.3 billion on a non-GAAP basis from the second quarter of Fiscal 2011. Operating expenses on a GAAP basis for the second quarter of Fiscal 2012 includes amortization of intangible assets and acquisition-related charges. Operating expenses on a GAAP basis for the second quarter of Fiscal 2011 include these same items as well as severance and facility charges related to our cost reduction activities. Acquisition-related charges for the second quarter of Fiscal 2012 included in operating expenses increased from $15 million to $61 million compared to the second quarter of Fiscal 2011. The increase in acquisition-related expenses was primarily related to severance and facility costs. Amortization of intangibles increased 22% to $21 million. There were no severance and facility charges related to cost reduction activities for the second quarter of Fiscal 2012 compared to $10 million for the second quarter of Fiscal 2011. As set forth in the reconciliation under “Non-GAAP Financial Measures” below, non-GAAP operating expenses excludes the effects of these severance and facility action costs, amortization of intangible assets, and acquisition-related charges.

Total operating expenses for the first six months of Fiscal 2012 increased 20% to $4.6 billion on a GAAP basis and 23% to $4.4 billion on a non-GAAP basis from the first six months of Fiscal 2011. Operating expenses on a GAAP basis for the first six months of Fiscal 2012 includes severance and facility charges, amortization of intangible assets and acquisition-related charges. For the first six months of Fiscal 2011, operating expenses on a GAAP basis also includes $100 million we incurred in settlement of the SEC investigation and a $40 million charge for a securities litigation class action lawsuit that was filed against Dell during Fiscal 2007. See Note 11 of Notes to Condensed Consolidated Financial Statements included in "Part I - Item 1 - Financial Statements" for a discussion of our prior year settlement of the SEC investigation. Severance and facility charges decreased 63% to $14 million for the first six months of Fiscal 2012. Amortization of intangibles and acquisition-related charges included in operating expenses increased 14% to $42 million and 226% to $111 million, respectively, for the first six months of Fiscal 2012 compared to Fiscal 2011. As set forth in the reconciliation under “Non-GAAP Financial Measures” below, non-GAAP operating expenses excludes the effects of these severance and facility action costs, amortization of intangible assets, acquisition-related charges, and, for Fiscal 2011, the settlements referred to above.

Operating and Net Income

•
Operating Income — During the second quarter of Fiscal 2012, operating income increased 54% to $1.1 billion on a GAAP basis and 52% to $1.3 billion on a non-GAAP basis from the second quarter of Fiscal 2011. During the first six months of Fiscal 2012, operating income increased 87% to $2.4 billion on a GAAP basis and 59% to $2.7 billion on a non-GAAP basis from the first six months of Fiscal 2011. The increases were primarily attributable to the improved gross margins discussed above.

•
Net Income — During the second quarter of Fiscal 2012, net income increased 63% to $890 million on a GAAP basis and 60% to $1.0 billion on a non-GAAP basis from the second quarter of Fiscal 2012. During the first six months of Fiscal 2012, net income increased 107% to $1.8 billion on a GAAP basis and 69% to $2.1 billion on a non-GAAP basis from the first six months of Fiscal 2011. Net income was positively impacted by increases in operating income and a lower effective income tax rate. In addition, Interest and Other, net was unfavorable by 12% and favorable by 17% year-over-year for the second quarter and first six months of Fiscal 2012, respectively. See “Income and Other Taxes” and “Interest and Other, net” below for a discussion of our effective tax rates and interest and other, net.

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

The non-GAAP financial measures presented in this report include non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income and non-GAAP earnings per share. These non-GAAP financial measures, as defined by us, represent the comparable GAAP financial measures adjusted to exclude primarily the following items: acquisition-related charges; amortization of purchased intangible assets related to acquisitions; severance and facility action costs, which were incurred in periods prior to the second quarter of Fiscal 2012; and the settlements related to the SEC investigation and a securities litigation matter, which were both incurred during the first quarter of Fiscal 2011. We provide below more detail regarding each of these items and our reasons for excluding the items. In future periods, we expect that we may again exclude such items and may incur income and expenses similar to these excluded items. Accordingly, the exclusion of these items and other similar items in our non-GAAP presentation should not be interpreted as implying that the items are non-recurring, infrequent, or unusual.

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

The following is a summary of the costs and other items excluded from the most comparable GAAP financial measures to calculate the non-GAAP financial measures presented in this management's discussion and analysis:

•
Acquisition-related Costs — Acquisition-related charges are expensed as incurred and consist primarily of retention payments, integration costs, and other costs.  Starting in the second quarter of Fiscal 2012, all severance and facility charges related to acquisitions are also included in acquisition-related costs. Previously, these costs were included in a separate caption for severance and facility actions described below. Acquisition-related severance and facility action costs were not significant in prior periods. Retention payments include stock-based compensation and cash incentives awarded to employees, which are recognized over the vesting period.  Integration costs include IT costs related to the integration of IT systems and processes, costs related to the integration of employees, costs related to full-time employees who are working on the integration, and consulting expenses.  Acquisition-related charges are inconsistent in amount and are significantly impacted by the timing and nature of acquisitions. Therefore, although we may incur these types of expenses in connection with future acquisitions, we believe eliminating acquisition-related charges for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our current operating performance and comparisons to Dell's past operating performance.

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

•
Severance and Facility Actions — Severance and facility action costs primarily relate to facilities charges, including accelerated depreciation and severance and benefits for employees terminated pursuant to actions taken as part of a comprehensive review of costs, which started in Fiscal 2009. These activities are substantially complete. As such, starting in the second quarter of Fiscal 2012, only charges for severance and facility actions associated with cost synergies related to strategic acquisitions are being excluded for the purposes of calculating the non-GAAP financial measures and these charges will be included in acquisition-related costs as discussed above. We exclude these severance and facility action costs for purposes of calculating the non-GAAP financial measures because we believe that these historical costs do not reflect expected future operating expenses and do not contribute to a meaningful evaluation of our current operating performance or comparisons to our past operating performance.

•
Other Fees and Settlements — We also adjust our GAAP results for certain fees and settlements. During the first quarter of Fiscal 2011, we recorded a $100 million settlement amount for the SEC investigation into certain of Dell's accounting and financial matters, which was initiated in 2005, and incurred $40 million for a securities litigation class action lawsuit that was filed against us during Fiscal 2007. We are excluding these settlements from the operating results for the first six months of Fiscal 2011 for the purpose of calculating the non-GAAP financial measures because we believe these fees and settlements, while not unusual, are outside our ordinary course of business and do not contribute to a meaningful evaluation of our current operating performance.

•
Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments discussed above. The tax effects are determined based on the tax jurisdictions where the costs were incurred.

The table below presents a reconciliation of our non-GAAP financial measures to the most comparable GAAP measure for the three and six months ended July 29, 2011, and July 30, 2010:

	Three Months Ended			Six Months Ended
	July 29, 2011	% Change	July 30, 2010	July 29, 2011	% Change	July 30, 2010
	(in millions, except percentages)
GAAP gross margin	$3,525	36%	$2,586	$6,957	36%	$5,102
Non-GAAP adjustments:
Amortization of intangibles	74		70	145		138
Severance and facility actions	—		14	5		43
Acquisition-related	26		1	29		2
Non-GAAP gross margin	$3,625	36%	$2,671	$7,136	35%	$5,285

GAAP operating expenses	$2,379	29%	$1,841	$4,599	20%	$3,838
Non-GAAP adjustments:
Amortization of intangibles	(21)		(17)	(42)		(37)
Severance and facility actions	—		(10)	(14)		(38)
Acquisition-related	(61)		(15)	(111)		(34)
Other fees and settlements	—		—	—		(140)
Non-GAAP operating expenses	$2,297	28%	$1,799	$4,432	23%	$3,589

GAAP operating income	$1,146	54%	$745	$2,358	87%	$1,264
Non-GAAP adjustments:
Amortization of intangibles	95		87	187		175
Severance and facility actions	—		24	19		81
Acquisition-related	87		16	140		36
Other fees and settlements	—		—	—		140
Non-GAAP operating income	$1,328	52%	$872	$2,704	59%	$1,696

GAAP net income	$890	63%	$545	$1,835	107%	$886
Non-GAAP adjustments:
Amortization of intangibles	95		87	187		175
Severance and facility actions	—		24	19		81
Acquisition-related	87		16	140		36
Other fees and settlements	—		—	—		140
Aggregate adjustment for income taxes	(66)		(43)	(125)		(105)
Non-GAAP net income	$1,006	60%	$629	$2,056	69%	$1,213

GAAP earnings per share - diluted	$0.48	71%	$0.28	$0.97	116%	$0.45
Non-GAAP adjustments per share - diluted	0.06		0.04	0.11		0.17
Non-GAAP earnings per share - diluted	$0.54	69%	$0.32	$1.08	74%	$0.62

	Three Months Ended		Six Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Percentage of Total Net Revenue
GAAP gross margin	22.5%	16.6%	22.7%	16.8%
Non-GAAP adjustments	0.7%	0.6%	0.6%	0.6%
Non-GAAP gross margin	23.2%	17.2%	23.3%	17.4%

GAAP operating expenses	15.2%	11.8%	15.0%	12.6%
Non-GAAP adjustments	(0.5)%	(0.2)%	(0.6)%	(0.8)%
Non-GAAP operating expenses	14.7%	11.6%	14.4%	11.8%

GAAP operating income	7.3%	4.8%	7.7%	4.2%
Non-GAAP adjustments	1.2%	0.8%	1.1%	1.4%
Non-GAAP operating income	8.5%	5.6%	8.8%	5.6%

GAAP net income	5.7%	3.5%	6.0%	2.9%
Non-GAAP adjustments	0.7%	0.5%	0.7%	1.1%
Non-GAAP net income	6.4%	4.0%	6.7%	4.0%

Segment Discussion
Our four global business segments are Large Enterprise, Public, Small and Medium Business, and Consumer.

Severance and facility action expenses, broad based long-term incentive expenses, amortization of purchased intangible assets costs, acquisition-related expenses, and charges related to our settlement of the SEC investigation as well as a securities litigation class action lawsuit that were incurred during the first quarter of Fiscal 2011, are not allocated to the reporting segments as management does not believe that these items are reflective of the underlying operating performance of the reporting segments. These costs totaled $263 million and $214 million for the second quarters of Fiscal 2012 and Fiscal 2011, respectively. For the first six months of Fiscal 2012 and Fiscal 2011, these costs were $524 million and $606 million, respectively. See Note 15 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information and reconciliation of segment revenue and operating income to consolidated revenue and operating income.

The following table presents our net revenue and operating income by our reportable global segments for the three and six months ended July 29, 2011, and July 30, 2010:

	Three Months Ended					Six Months Ended
	July 29, 2011			July 30, 2010		July 29, 2011			July 30, 2010
	Dollars	% of Revenue(a)	% Change	Dollars	% of Revenue(a)	Dollars	% of Revenue(a)	% Change	Dollars	% of Revenue(a)
	(in millions, except percentages)
Large Enterprise
Net revenue	$4,584	29%	1%	$4,549	29%	$9,061	30%	3%	$8,795	29%
Operating income	$448	9.8%	55%	$288	6.3%	$952	10.5%	67%	$571	6.5%
Public
Net revenue	$4,457	28%	(3)%	$4,580	30%	$8,224	27%	(3)%	$8,436	28%
Operating income	$484	10.9%	31%	$369	8.0%	$854	10.4%	28%	$667	7.9%
Small and Medium Business
Net revenue	$3,709	24%	5%	$3,535	23%	$7,477	24%	6%	$7,059	23%
Operating income	$404	10.9%	25%	$323	9.1%	$867	11.6%	36%	$636	9.0%
Consumer
Net revenue	$2,908	19%	1%	$2,870	18%	$5,913	19%	(3)%	$6,118	20%
Operating income	$73	2.5%	442%	$(21)	(0.7)%	$209	3.5%	NM	$(4)	(0.1)%
 _______________________

(a)	Operating income percentage of revenue is stated in relation to the respective segment.

•
Large Enterprise — Revenue from Large Enterprise increased year-over-year for the second quarter of Fiscal 2012 across most product lines, except storage, which experienced a 40% revenue decline and desktop PCs, where revenue remained flat. The decrease in storage revenue was primarily due to a decrease in the sale of third-party storage products as we shift towards more Dell-branded storage solutions. Revenue from servers and networking and services increased 5% and 11%, respectively. For the second quarter of Fiscal 2012, revenue from mobility and software and peripherals increased year-over-year by 3% and 1%, respectively, while revenue from desktop PCs remained flat. During the second quarter of Fiscal 2012, Large Enterprise's revenue increased in our Asia-Pacific and Japan region ("APJ"), was relatively flat in our Europe, Middle East, and Africa ("EMEA") region, and decreased in the U.S.

For the first six months of Fiscal 2012, revenue from large enterprise increased across all product lines, except for storage and desktop PC revenue, which declined 35% and 1%, respectively. Revenue from servers and networking and services increased 5% and 9%, respectively. Mobility revenue increased 9% and software and peripherals revenue increased 6% year-over-year for the first six months of Fiscal 2012. During the first six months of Fiscal 2012, Large Enterprise's revenue increased across non-U.S. regions overall, while revenue from the U.S. decreased slightly.

During the second quarter and first six months of Fiscal 2012, Large Enterprise's operating income as a percentage of net revenue increased 350 basis points and 400 basis points year-over-year to 9.8% and 10.5%, respectively. The increase was primarily attributable to improvements in gross margin percentage for our products as we continue to shift away from lower value offerings. The increase in gross margins was partially offset by an increase in operating expenses as a percentage of net revenue, primarily due to increased selling and marketing costs.

•
Public — During the second quarter of Fiscal 2012, Public experienced an overall decrease in revenue that was primarily driven by year-over-year decreases in revenue from storage, mobility and desktop products of 13%, 8%, and 9%, respectively. The decrease in storage revenue was due to a decrease in the sale of third-party storage products as we shift towards more Dell-branded storage solutions. Revenue from servers and networking and services increased 8% and 2% year-over-year, respectively. Revenue from software and peripherals increased 5% year-over-year. The decline in Public's revenue was primarily driven by decreases in the U.S. and EMEA due to continuing budgetary constraints on public spending.

For the first six months of Fiscal 2012, Public experienced an overall decrease in revenue that was primarily driven by year-over-year decreases in revenue from storage, mobility and desktop PC products of 10%, 7%, and 11%, respectively. Revenue from servers and networking and services increased 8% and 2% year-over-year, respectively. Revenue from software and peripherals increased 5% year-over-year. The decline in Public's revenue was primarily driven by decreases in the U.S. and EMEA.

During the second quarter and first six months of Fiscal 2012, Public's operating income as a percentage of net revenue increased 290 basis points and 250 basis points year-over-year to 10.9% and 10.4%, respectively. The increase was primarily attributable to improvements in gross margin for our products as we continue to shift away from lower value offerings. The increase in gross margins was partially offset by an increase in operating expenses as a percentage of net revenue, primarily due to increased selling and marketing costs.

•
Small and Medium Business — During the second quarter of Fiscal 2012, SMB experienced a year-over-year increase in revenue with increases across all product and services categories, except mobility product revenue, which declined 2%. Servers and networking, and storage revenue increased 17% and 11% year-over-year, respectively. Services revenue increased 17% year-over-year. Revenue from software and peripherals and desktop PCs increased 4% and 3% year-over-year, respectively. For the second quarter of Fiscal 2012, SMB revenue experienced year-over-year growth across all regions. The slightly improved demand environment over the prior year contributed to the increase in revenue for our SMB segment.

For the first six months of Fiscal 2012, SMB experienced a year-over-year increase in revenue with increases across all product and services categories, except mobility product revenue, which declined 1%. Servers and networking, and storage revenue increased 18% and 9% year-over-year, respectively. Services revenue increased 17% year-over-year. Revenue from software and peripherals and desktop PCs increased 8% and 2% year-over-year, respectively. SMB experienced year-over-year revenue growth across all regions for the first half of Fiscal 2012.

During the second quarter and first six months of Fiscal 2012, SMB's operating income as a percentage of net revenue increased 180 basis points and 260 basis points year-over-year to 10.9% and 11.6%, respectively. The increase was primarily attributable to improvements in gross margin for our products as we continue to shift away from lower value offerings. The increase in gross margins was partially offset by an increase in operating expenses as a percentage of net revenue, primarily due to increased selling and marketing costs.

•
Consumer — Consumer's revenue increased slightly by 1% year-over-year during the second quarter of Fiscal 2012. Revenue from all product and services categories decreased year-over-year for the second quarter of Fiscal 2012, except mobility product revenue, which increased 7% year-over-year. Revenue from desktop PCs decreased by 7% due to a 3% decline in the sale of desktop PC units. Average selling prices for Consumer mobility and desktop PCs both decreased 4% year-over-year during the second quarter of Fiscal 2012. Consumer services revenue decreased 5% year-over-year and software and peripherals revenue decreased 12% for the same period. We continue to see a shift in sales mix from direct to retail sales, which typically have lower attach rates for services and software and peripherals. At a regional level, our U.S. Consumer revenue decreased year-over-year due to softer demand, while our non-U.S. regions in aggregate experienced revenue growth. Revenue from BRIC grew 28% year-over-year for the second quarter of Fiscal 2012.

For the first six months of Fiscal 2012, Consumer's revenue decreased by 3% year-over-year. Revenue from all product and services categories decreased year-over-year, except mobility product revenue, which increased 4% year-over-year. Revenue from desktop PCs decreased 17% due to a 12% decline in the sale of desktop PC units. Average selling prices for Consumer mobility products and desktop PCs decreased 5% and 6% year-over-year, respectively. Consumer services revenue decreased 6% and software and peripherals revenue decreased 20%. At a regional level, our U.S. Consumer revenue and EMEA revenue decreased year-over-year, while APJ experienced revenue growth. Revenue from BRIC grew

27% year-over-year for the first six months of Fiscal 2012.

For the second quarter and first six months of Fiscal 2012, Consumer's operating income percentage increased 320 basis points and 360 basis points to 2.5% and 3.5%, respectively. The increase in operating income percentage was largely attributable to an increase in our product gross margin percentage. Consumer gross margin increased due to a shift in product mix to higher value client products in both our direct and indirect sales channels, which generate more favorable gross margins, as well as year-over-year increases in profitability from our customer financing arrangements. In addition, operating expenses as a percentage of revenue increased slightly year-over-year due to increased selling and marketing costs.

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
The following table summarizes our net revenue by product and services categories for the three and six months ended July 29, 2011, and July 30, 2010:

	Three Months Ended					Six Months Ended
	July 29, 2011			July 30, 2010		July 29, 2011			July 30, 2010
	Dollars	% of Revenue	% Change	Dollars	% of Revenue	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except percentages)
Net revenue:
Enterprise solutions and services:
Enterprise solutions:
Servers and networking	$2,054	13%	9%	$1,890	12%	$4,027	13%	10%	$3,675	12%
Storage	502	3%	(20)%	624	4%	983	3%	(17)%	1,178	4%
Services	2,036	13%	6%	1,915	12%	4,020	13%	6%	3,806	12%
Software and peripherals	2,569	16%	1%	2,535	17%	5,136	17%	2%	5,031	17%
Client:
Mobility	4,761	31%	1%	4,700	30%	9,477	31%	2%	9,263	30%
Desktop PCs	3,736	24%	(3)%	3,870	25%	7,032	23%	(6)%	7,455	25%
Total net revenue	$15,658	100%	1%	$15,534	100%	$30,675	100%	1%	$30,408	100%

•	Enterprise Solutions and Services

▪Enterprise Solutions:

•
Servers and Networking — The increase in our servers and networking revenue for the second quarter and first six months of Fiscal 2012 was due to a shift towards more differentiated products that command higher selling prices. During the second quarter and first six months of Fiscal 2012, average selling prices increased 9% and 13%, respectively. Units sold were flat for the second quarter of Fiscal 2012 and decreased 3% for the first six months of Fiscal 2012.

•
Storage — Storage revenue decreased 20% and 17% for the second quarter and first six months of Fiscal 2012, respectively. The decrease in storage revenue was primarily attributable to an anticipated decline in sales of third-party storage products, which was partially offset by revenue from sales of Dell-branded storage products such as our recently added Compellent products. Our acquisition of Compellent during the first quarter of Fiscal 2012 has expanded our enterprise and cloud storage offerings.

▪
Services — Services revenue increased 6% for both the second quarter and first six months of Fiscal 2012. The increase was driven by an increase in transactional revenue as well as increases in outsourcing and project-based services revenue. The increase in outsourcing and project-based revenue was primarily driven from our recent acquisitions. Our estimated services backlog as of July 29, 2011, and July 30, 2010, was $15.4 billion and $13.9 billion, respectively. We provide information regarding services backlog because we believe it provides useful trend information regarding changes in the size of our services business over time. Services backlog, as defined by us, includes deferred revenue from extended warranties and contracted services backlog. Deferred revenue from extended warranties was $6.8 billion and $6.1 billion as of July 29, 2011, and July 30, 2010, respectively. Estimated contracted services backlog, which is primarily related to our outsourcing services business, was $8.6 billion and $7.8 billion as of July 29, 2011, and July 30, 2010, respectively. See "Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Revenue by Product and Services Categories — Services” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2011 for more information on our services backlog calculation.

•
Software and Peripherals — Revenue from sales of software and peripherals (“S&P”) is derived from sales of Dell-branded printers, monitors (not sold with systems), projectors, keyboards, mice, docking stations, and a multitude of third-party peripherals, including televisions, cameras, stand-alone software sales and related support services, and other products. The 1% and 2% year-over-year increase in S&P revenue for the second quarter and first six months of Fiscal 2012, respectively, was driven by increases in revenue from the sale of displays and software. Revenue growth in S&P has been impacted by our continued elimination of lower margin third-party offerings.

Software revenue from our S&P line of business, which includes stand-alone sales of software license fees and related post-contract customer support, is reported in services revenue, including software related on our condensed consolidated statements of income. Software and related support services revenue represented 33% and 34% of services revenue, including software related for the second quarters of Fiscal 2012 and Fiscal 2011, respectively, and 33% for the first six months of Fiscal 2012 and Fiscal 2011.

•	Client

▪
Mobility — Revenue from mobility products (which include notebook computers, mobile workstations, and smartphones) increased 1% and 2% for the second quarter and first six months of Fiscal 2012, respectively. Sales of mobility units increased 4% and 5% for the second quarter and first six months of Fiscal 2012, respectively, while average selling prices decreased by 3% for both periods. The increase in mobility revenue was primarily driven by increased sales of our XPS line of notebooks.

▪
Desktop PCs — During the second quarter and first six months of Fiscal 2012, revenue from desktop PCs (which include desktop computer systems and fixed workstations) decreased as units sold for desktop PCs decreased by 5% and 6%, respectively. The average selling price for our desktop computers increased slightly by 2% for the second quarter and was flat for the first six months of Fiscal 2012. We are continuing to see rising end-user demand for mobility products, which moderates the demand for desktop PCs.

Interest and Other, net
The following table shows the components of interest and other, net for the three and six months ended July 29, 2011, and July 30, 2010:

	Three Months Ended		Six Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
	(in millions)
Interest and other, net:
Investment income, primarily interest	$17	$11	$34	$19
Gains on investments, net	2	3	3	3
Interest expense	(72)	(46)	(134)	(93)
Foreign exchange	9	(7)	9	(37)
Other	(11)	(10)	(9)	(9)
Interest and other, net	$(55)	$(49)	$(97)	$(117)

During the first six months of Fiscal 2012, we continued to maintain a portfolio of instruments with short maturities, which typically carry lower market yields. For the second quarter and first six months of Fiscal 2012, our investment income increased over the prior year, primarily due to higher average cash balances.

The year-over-year increase in interest expense for the second quarter and first six months of Fiscal 2012 was due to higher debt levels, which increased to $7.7 billion as of July 29, 2011, from $5.3 billion as of July 30, 2010.

The year-over-year favorable changes in foreign exchange expense for the second quarter and first six months of Fiscal 2012 was primarily due to revaluation gains from unhedged currencies and a decrease in the cost of the hedging program.

Income and Other Taxes
Our effective tax rate was 18.4% and 21.7% for the second quarters of Fiscal 2012 and Fiscal 2011, respectively. For the first six months of Fiscal 2012 and Fiscal 2011, our effective income tax rate was 18.8% and 22.8%, respectively. The decrease in our effective income tax rate for the second quarter and first six months of Fiscal 2012 was primarily due to an increase in the proportion of taxable income attributable to lower tax jurisdictions during Fiscal 2012. Our effective tax rate can fluctuate depending on the geographic distribution of our world-wide earnings, as our foreign earnings are generally taxed at lower rates than in the U.S. In certain jurisdictions our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally resulted from the geographical distribution of taxable income discussed above and permanent differences between the book and tax treatment of certain items. We continue to assess our business model and its impact in various tax jurisdictions.

We take certain non-income tax positions in the jurisdictions in which we operate and have received certain non-income tax assessments from some of these jurisdictions. These jurisdictions include Brazil, where we are in litigation with a state government over the proper application of transactional taxes to warranties related to the sale of computers. See Note 13 of the Notes to Condensed Consolidated Financial Statements included in “Part I - Item 1 - Financial Statements” for additional information on these non-income tax positions.

ACCOUNTS RECEIVABLE

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. At July 29, 2011, our accounts receivable, net was $6.8 billion, which represented a 4% increase from our balance at January 28, 2011. This increase in accounts receivable was primarily due to a shift towards customers with longer payment terms and a slight increase in revenue for the six months ended Fiscal 2012. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on specific identifiable customer accounts that are deemed at risk and a general provision based on historical bad debt experience. As of July 29, 2011, and January 28, 2011, the allowance for doubtful accounts was $77 million and $96 million, respectively. Based on our assessment, we believe we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

DELL FINANCIAL SERVICES AND FINANCING RECEIVABLES

Dell Financial Services ("DFS") offers a wide range of financial services, including originating, collecting, and servicing customer receivables related to the purchase of Dell products. To support the financing needs of our customers internationally, we have aligned with a select number of third-party financial services companies. During the second quarter of Fiscal 2012, we acquired Dell Financial Services Canada Limited from CIT Group Inc. We also announced in the first quarter of Fiscal 2012 our entry into a definitive agreement to acquire CIT Vendor Finance's Dell-related assets and sales and servicing functions in Europe. The acquisition of these assets will enable global expansion of Dell's direct finance model. Subject to customary closing conditions, we expect to close the acquisition in Fiscal 2013. CIT Vendor Finance is currently a Dell financing preferred vendor operating in more than 25 countries and will continue to support Dell for the transition periods in Canada and Europe. CIT Vendor Finance will also continue to provide financing programs with Dell in select countries around the world beyond these transactions, including programs in Latin America.

The results of DFS are included in the business segment where the customer receivable was originated.  Due to improving portfolio performance, DFS's total contribution to operating profitability has increased from the prior year.
At July 29, 2011, and January 28, 2011, our net financing receivables balances were $4.6 billion and $4.4 billion, respectively. Included in the July 29, 2011 balance was approximately $300 million related to our purchase of DFS Canada. We expect some growth in financing receivables to continue throughout Fiscal 2012. To manage the expected growth in financing receivables, we will continue to balance the use of our own working capital and other sources of liquidity, including securitization programs.

We have securitization programs to fund revolving loans and fixed-term leases and loans through consolidated special purpose entities ("SPEs"), which we account for as secured borrowings. We transfer certain U.S. customer financing receivables to these SPEs, whose purpose is to facilitate the funding of customer receivables through financing arrangements with multi-seller conduits that issue asset-backed debt securities in the capital markets. We transferred $600 million and $524 million to these SPEs for the second quarters of Fiscal 2012 and Fiscal 2011, respectively, and $1.1 billion and $1.0 billion for the first six months of Fiscal 2012 and Fiscal 2011, respectively. Our risk of loss related to these securitized receivables is limited to the amount of our over-collateralization in the transferred pool of receivables. At July 29, 2011 and January 28, 2011, the structured financing debt related to all of our secured borrowing securitization programs was $1.3 billion and $1.0 billion, respectively, and the carrying amount of the corresponding financing receivables was $1.5 billion and $1.3 billion, respectively.
We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the three and six months ended July 29, 2011, the net principal charge-off rate for our total portfolio was 4.6%, and 4.9%, respectively. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. At July 29, 2011, and January 28, 2011, the allowance for financing receivable losses was $210 million and $241 million, respectively. In general, the rate of improvement in loss rates associated with our financing receivables has begun to decelerate, and we continue to monitor this given the deterioration of broader macroeconomic indicators.  We have an extensive process to manage our exposure to customer risk, including active management of credit lines and our collection activities. The credit quality mix of our financing receivables has improved in recent years due to our underwriting actions and as the mix of high quality commercial accounts in our portfolio has increased. Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

See Note 5 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information about our financing receivables and the associated allowance.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY, CAPITAL COMMITMENTS, AND CONTRACTUAL CASH OBLIGATIONS
Current Market Conditions
We regularly monitor economic conditions and associated impacts on the financial markets and our business including the volatility associated with equity markets, sovereign economies, currency markets, and other economic indicators. We continue to evaluate the financial health of our supplier base, carefully manage customer credit, diversify counterparty risk, and monitor the concentration risk of our cash and cash equivalents balances globally.
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

See “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2011, for further discussion of risks associated with adverse global economic conditions and instability and our use of counterparties.

Liquidity

Cash generated from operations is our primary source of operating liquidity. In general, we seek to deploy our capital in a systematically prioritized manner focusing first on requirements for operations, then on growth investments, and finally on returns of cash to stockholders. Our strategy is to deploy capital from any potential source, whether debt or internally generated cash, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost effective manner. We believe that internally generated cash flows, which consist of operating cash flows, are sufficient to support our day-to-day business operations, both domestically and internationally, for at least the next 12 months. Additionally, while cash generated from operations is our primary source of operating liquidity, we use a variety of capital sources to fund the growth in our financing receivables, share repurchases and our needs for less predictable investing and financing decisions such as acquisitions.

Our working capital management team actively monitors the efficiency of our balance sheet under various macroeconomic and competitive scenarios. These scenarios quantify risks to the financial statements and provide a basis for actions necessary to ensure adequate liquidity, both domestically and internationally, to support our acquisition and investment strategy, share repurchase activity and other corporate needs. We utilize external capital sources, such as long-term notes and structured financing arrangements, and short-term borrowings, consisting primarily of commercial paper, to supplement our internally generated sources of liquidity as necessary. We currently have a shelf registration available for the issuance of up to $3.5 billion of additional debt securities. Although there are uncertainties surrounding the global economic environment, due to the overall strength of our financial position, we believe that we currently have adequate access to capital markets. Any future disruptions, or additional uncertainty or volatility in those markets may result in higher funding costs for us and could adversely affect our ability to obtain funds.

During the first six months of Fiscal 2012, we issued $1.5 billion principal amount of senior notes with terms that are consistent with our prior note issuances. We intend to maintain appropriate debt levels based upon cash flow expectations, the overall cost of capital, cash requirements for operations, and discretionary spending, including spending for acquisitions and share repurchases.

At July 29, 2011, we had $16.2 billion in total cash, cash equivalents, and investments. Our cash balances are held in numerous locations throughout the world, most of which are outside of the U.S. While our U.S. cash balances do fluctuate, we typically operate with 10% - 20% of our cash balances held domestically. Demands on our domestic cash have increased as a result of our strategic initiatives. We fund these initiatives through our existing cash and investment balances, which are highly liquid, internally generated cash and through external sources of capital, which include issuances of long-term debt and utilization of our $2 billion commercial paper program. When advantageous, we may access foreign cash in a tax efficient manner. Where local regulations limit an efficient intercompany transfer of amounts held outside of the U.S., we will continue to utilize these funds for local liquidity needs. Under current law, balances available to be repatriated to the U.S. would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered permanently reinvested outside of the U.S. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations where it is needed.

The following table contains a summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated:

	Six Months Ended
	July 29, 2011	July 30, 2010
	(in millions)
Net change in cash from:
Operating activities	$2,839	$1,573
Investing activities	(2,399)	(620)
Financing activities	191	125
Effect of exchange rate changes on cash and cash equivalents	79	(19)
Change in cash and cash equivalents	$710	$1,059
Operating Activities — Operating cash flows for the first six months of Fiscal 2012 increased compared to the prior year. The increase in operating cash flows was mainly driven by year-over-year increases in net income and deferred services revenue and supplemented further by favorable changes in working capital. See “Key Performance Metrics” below for discussion of our cash conversion cycle.
Investing Activities — Investing activities consist of the net of maturities and sales and purchases of investments; net capital expenditures for property, plant, and equipment; principal cash flows related to purchased financing receivables; and net cash used to fund strategic acquisitions. Cash used in investing activities during the first six months of Fiscal 2012 was $2.4 billion compared to cash used of $620 million during the first six months of Fiscal 2011. The year-over-year increase in cash used in investing activities for the first six months of Fiscal 2012 was mainly due to higher spending on business acquisitions. Cash used to fund business acquisitions, net of cash acquired, was approximately $1.9 billion during the first six months of Fiscal 2012 compared to approximately $222 million during the first six months of Fiscal 2011. Our Fiscal 2012 acquisitions consisted primarily of SecureWorks, Compellent, and DFS Canada, while our Fiscal 2011 acquisitions consisted primarily of Kace Networks, Inc and Ocarina Networks, Inc.
Financing Activities — Financing activities primarily consist of proceeds and repayments from borrowings and the repurchase of our common stock. Cash provided by financing activities for the first six months of Fiscal 2012 was $191 million compared to $125 million for the first six months of Fiscal 2011. We had net proceeds of $1.5 billion from the issuance of long-term debt in the first half of Fiscal 2012, while we did not issue any debt during the first half of Fiscal 2011. During the first half of Fiscal 2012, net cash provided by proceeds from structured financing programs was $248 million compared to $123 million during the first half of Fiscal 2011. We had a net issuance of $404 million from commercial paper during the first half of Fiscal 2011. We did not issue or repay any commercial paper during the first half of Fiscal 2012. We had $6.3 billion principal amount of long-term notes and senior debentures outstanding as of July 29, 2011, compared to $3.3 billion as of July 30, 2010. Offsetting the net proceeds from debt was cash used for the repurchase of 102 million shares of common stock for $1.6 billion during the first half of Fiscal 2012 compared to $400 million used for the repurchase of 26 million shares in the first half of Fiscal 2011. We typically repurchase shares of common stock through a systematic program of open market purchases and expect total share repurchases for Fiscal 2012 to be more than $2 billion.
We have $3.0 billion of senior unsecured revolving credit facilities primarily to support our $2 billion commercial paper program. We entered into a new $2.0 billion senior unsecured revolving credit facility during the first half of Fiscal 2012, which will expire on April 15, 2015. We terminated the $1 billion credit facility that was scheduled to expire in the second quarter of Fiscal 2012. The remaining $1.0 billion credit facility will expire on April 2, 2013. As of July 29, 2011, we did not have any amounts outstanding under the commercial paper program compared to $900 million outstanding as of July 30, 2010.

We issue structured financing-related debt to fund our financing receivables as previously discussed in the “Financing Receivables” section above. The total debt capacity of our securitization programs is $1.4 billion, and we had $1.3 billion in outstanding structured financing securitization debt as of July 29, 2011 compared to $1.1 billion in capacity and $918 million outstanding as of July 30, 2010. Our securitization program is structured to operate near its debt capacity.  We balance the use of our securitization programs with working capital and other sources of liquidity to fund growth in our financing receivables.

See Note 6 of the Notes to Condensed Consolidated Financial Statements under “Part I — Item 1 — Financial Statements” for further discussion of our debt.

Key Performance Metrics — Our cash conversion cycle as of July 29, 2011 contracted from July 30, 2010. Our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

The following table presents the components of our cash conversion cycle as of July 29, 2011, and July 30, 2010:

	Three Months Ended
	July 29, 2011	July 30, 2010
Days of sales outstanding(a)	42	41
Days of supply in inventory(b)	10	10
Days in accounts payable(c)	(86)	(87)
Cash conversion cycle	(34)	(36)
 _____________________

(a)
Days of sales outstanding (“DSO”) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average net revenue per day for the current quarter (90 days). At July 29, 2011, and July 30, 2010, DSO and days of customer shipments not yet recognized were 39 and 3 days, and 38 and 3 days, respectively.

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

The two day contraction from the prior year was driven by a one day increase in DSO and a one day decrease in DPO year-over-year. DSI was flat year-over-year. The increase in DSO from July 30, 2010 was due to a shift in mix towards customers with longer payment terms. The slight decrease in DPO was due to the timing of supplier purchases and payments.
We defer the cost of revenue associated with customer shipments not yet recognized as revenue until these shipments are delivered. These deferred costs are included in our reported DSO because we believe this reporting results in a more accurate presentation of our DSO and cash conversion cycle. These deferred costs are recorded in other current assets in our Condensed Consolidated Statements of Financial Position and totaled $596 million and $556 million at July 29, 2011, and July 30, 2010, respectively.

We believe that we can generate cash flow from operations in excess of net income over the long term and can operate our cash conversion cycle in the mid-negative 30 day range.

Capital Commitments

Share Repurchase Program — We have a share repurchase program that authorizes us to purchase shares of our common stock through a systematic program of open market purchases in order to increase stockholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock to offset share-based compensation arrangements. For more information regarding share repurchases, see “Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.”

Capital Expenditures — We spent $159 million and $145 million, for the second quarters of Fiscal 2012 and Fiscal 2011, respectively, and $296 million and $191 million for the first six months of Fiscal 2012 and Fiscal 2011, respectively, on property, plant, and equipment primarily in connection with our global expansion efforts and infrastructure investments made to support future growth. Product demand, product mix, and the increased use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2012, which will be primarily related to infrastructure investments and strategic initiatives, are currently expected to total approximately $700 million to $750 million. These expenditures will be primarily funded from our cash flows from operating activities.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial condition, and cash flows.

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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 29, 2011. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of July 29, 2011.
 SEC Settlement Undertakings - As part of our settlement of an SEC investigation into certain disclosure, accounting and financial reporting matters described under the caption “Legal Matters” in Note 11 of Notes to Condensed Consolidated Financial Statements included in “Part I - Item 1 - Financial Statements,” which was approved by a federal district court on October 13, 2010, we have consented to perform the following undertakings related to our disclosure processes, practices and controls:

•
For a minimum period of three years after court approval of the settlement, enhance our disclosure review committee (“DRC”) processes by having qualified outside securities counsel attend all DRC meetings and review all of our SEC periodic filings prior to filing.

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

•
For a minimum period of three years after court approval of the settlement, provide annual training reasonably designed to minimize the possibility of future violations of the disclosure requirements of the federal securities laws, with a focus on disclosures required in management's discussion and analysis of financial condition and results of operations, for (1) members of the Audit Committee of our Board of Directors; (2) members of the DRC; (3) our senior officers; (4) our internal disclosure counsel; (5) personnel in our internal audit department that perform assurance services; (6) all persons required to certify in our filings with the SEC that such filings make adequate disclosure under the federal securities laws; and (7) all other persons employed by us who have responsibility for the review of our filings with the SEC.

We will be required to certify to the SEC staff that we have complied with the foregoing undertakings. In the second quarter of Fiscal 2012, we certified to the SEC completion of our undertaking relating to the independent consultant. We have initiated actions to perform each of the remaining undertakings, and the company expects to certify to the SEC, within 36 months after court approval of the settlement on October 13, 2010, completion of the continuing obligations through this period.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the second quarter of Fiscal 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF COMMON STOCK
Share Repurchase Program
We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase stockholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. The following table sets forth information regarding our repurchases of common stock during the second quarter of Fiscal 2012 and the remaining authorized amount of future purchases under our share repurchase program:

	Total Number of Shares Purchased (a)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
Period
	(in millions, except average price paid per share)
Repurchases from April 30, 2011 through May 27, 2011	25	$16.09	25	$2,893
Repurchases from May 28, 2011 through June 24, 2011	43	$15.85	43	$2,213
Repurchases from June 25, 2011 through July 29, 2011	3	$15.94	3	$2,163
Total	71	$15.94	71
_____________________
(a) All shares repurchased during the second quarter of Fiscal 2012 were purchased in open market transactions.

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
Thomas W. Sweet
Vice President, Corporate Finance and
Chief Accounting Officer
(On behalf of registrant and as principal accounting officer)
Date: August 25, 2011

INDEX TO EXHIBITS

Exhibit No.			Description of Exhibit
3.1			Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Dell's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2011, Commission File No. 0-17017)
3.2
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

4.3			Form of Dell's 7.10% Senior Debentures Due 2028 (incorporated by reference to Exhibit 99.6 of Dell's Current Report on Form 8-K filed April 28, 1998, Commission File No. 0-17017)
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

4.7			Form of 5.625% Notes due 2014 (incorporated by reference to Exhibit 4.3 of Dell's Current Report on Form 8-K filed April 6, 2009, Commission File No. 0‑17017)
4.8
Second Supplemental Indenture, dated June 15, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell's Current Report on Form 8-K filed June 15, 2009, Commission File No. 0-17017)

4.9			Form of 3.375% Notes due 2012 (incorporated by reference to Exhibit 4.2 of Dell's Current Report on Form 8-K filed June 15, 2009, Commission File No. 0‑17017)
4.10			Form of 5.875% Notes due 2019 (incorporated by reference to Exhibit 4.3 of Dell's Current Report on Form 8-K filed June 15, 2009, Commission File No. 0‑17017)
4.11
Third Supplemental Indenture, dated September 10, 2010, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell's Current Report on Form 8-K filed September 10, 2010, Commission File No. 0-17017)

4.12			Form of 1.40% Notes due 2013 (incorporated by reference to Exhibit 4.2 of Dell's Current Report on Form 8-K filed September 10, 2010, Commission File No. 0-17017)
4.13			Form of 2.30% Notes due 2015 (incorporated by reference to Exhibit 4.3 of Dell's Current Report on Form 8-K filed September 10, 2010, Commission File No. 0-17017)
4.14			Form of 5.40% Notes due 2040 (incorporated by reference to Exhibit 4.4 of Dell's Current Report on Form 8-K filed September 10, 2010, Commission File No. 0-17017)
4.15
Fourth Supplemental Indenture, dated March 31, 2011, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell's Current Report on Form 8-K filed March 31, 2011, Commission File No. 0-17017)

4.16			Form of Floating Rate Notes due 2014 (incorporated by reference to Exhibit 4.2 of Dell's Current Report on Form 8-K filed March 31, 2011, Commission File No. 0-17017)
4.17			Form of 2.100% Notes due 2014 (incorporated by reference to Exhibit 4.3 of Dell's Current Report on Form 8-K filed March 31, 2011, Commission File No. 0-17017)
4.18			Form of 3.100% Notes due 2016 (incorporated by reference to Exhibit 4.4 of Dell's Current Report on Form 8-K filed March 31, 2011, Commission File No. 0-17017)
4.19			Form of 4.625% Notes due 2021 (incorporated by reference to Exhibit 4.5 of Dell's Current Report on Form 8-K filed March 31, 2011, Commission File No. 0-17017)
12.1	†	—	Computation of ratio of earnings to fixed charges

Exhibit No.			Description of Exhibit
31.1	†	—
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