Form 10-Q
period 2011-10-28
DELL INC
filed 2011-11-23
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓ ] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [✓ ]  No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [✓]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]No [✓ ]
 As of the close of business on November 18, 2011, 1,796,509,489 shares of common stock, par value $.01 per share, were outstanding.

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

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Statements of Financial Position at October 28, 2011 (unaudited), and January 28, 2011		1
Condensed Consolidated Statements of Income for the three and nine months ended October 28, 2011 and October 29, 2010 (unaudited)		2
Condensed Consolidated Statements of Cash Flows for the nine months ended October 28, 2011 and October 29, 2010 (unaudited)		3
Notes to Condensed Consolidated Financial Statements (unaudited)		4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 6.	Exhibits	45

Signatures		45
Exhibit Index		46

Exhibits
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1 — FINANCIAL STATEMENTS

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	October 28, 2011	January 28, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,293	$13,913
Short-term investments	545	452
Accounts receivable, net	6,690	6,493
Short-term financing receivables, net	3,326	3,643
Inventories, net	1,397	1,301
Other current assets	3,005	3,219
Total current assets	28,256	29,021
Property, plant, and equipment, net	2,123	1,953
Long-term investments	2,183	704
Long-term financing receivables, net	1,279	799
Goodwill	5,943	4,365
Purchased intangible assets, net	1,957	1,495
Other non-current assets	302	262
Total assets	$42,043	$38,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,831	$851
Accounts payable	11,107	11,293
Accrued and other	3,816	4,181
Short-term deferred services revenue	3,465	3,158
Total current liabilities	20,219	19,483
Long-term debt	6,430	5,146
Long-term deferred services revenue	3,744	3,518
Other non-current liabilities	2,987	2,686
Total liabilities	33,380	30,833
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 3,388 and 3,369, respectively; shares outstanding: 1,795 and 1,918, respectively	12,071	11,797
Treasury stock at cost: 1,118 and 976 shares, respectively	(30,884)	(28,704)
Retained earnings	27,472	24,744
Accumulated other comprehensive income (loss)	4	(71)
Total stockholders’ equity	8,663	7,766
Total liabilities and stockholders’ equity	$42,043	$38,599
 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Net revenue:
Products	$12,312	$12,520	$36,981	$37,251
Services, including software related	3,053	2,874	9,059	8,551
Total net revenue	15,365	15,394	46,040	45,802
Cost of net revenue:
Products	9,797	10,415	29,168	31,731
Services, including software related	2,099	1,976	6,446	5,966
Total cost of net revenue	11,896	12,391	35,614	37,697
Gross margin	3,469	3,003	10,426	8,105
Operating expenses:
Selling, general, and administrative	2,107	1,816	6,306	5,325
Research, development, and engineering	220	163	620	492
Total operating expenses	2,327	1,979	6,926	5,817
Operating income	1,142	1,024	3,500	2,288
Interest and other, net	(70)	52	(167)	(65)
Income before income taxes	1,072	1,076	3,333	2,223
Income tax provision	179	254	605	515
Net income	$893	$822	$2,728	$1,708
Earnings per share:
Basic	$0.49	$0.42	$1.47	$0.88
Diluted	$0.49	$0.42	$1.46	$0.87
Weighted-average shares outstanding:
Basic	1,813	1,939	1,860	1,950
Diluted	1,828	1,949	1,874	1,961
 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	October 28, 2011	October 29, 2010
Cash flows from operating activities:
Net income	$2,728	$1,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	687	745
Stock-based compensation	261	225
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(19)	23
Deferred income taxes	(91)	(35)
Provision for doubtful accounts — including financing receivables	167	299
Other	46	4
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(190)	(588)
Financing receivables	(162)	(459)
Inventories	(46)	(241)
Other assets	223	743
Accounts payable	(231)	(175)
Deferred services revenue	540	402
Accrued and other liabilities	(223)	(165)
Change in cash from operating activities	3,690	2,486
Cash flows from investing activities:
Investments:
Purchases	(2,419)	(1,186)
Maturities and sales	856	1,184
Capital expenditures	(510)	(284)
Proceeds from sale of facility and land	12	18
Purchase of financing receivables	—	(430)
Collections on purchased financing receivables	204	20
Acquisitions, net of cash received	(2,564)	(246)
Change in cash from investing activities	(4,421)	(924)
Cash flows from financing activities:
Repurchase of common stock	(2,180)	(600)
Issuance of common stock under employee plans	34	11
Issuance of commercial paper (maturity 90 days or less), net	—	(176)
Proceeds from debt	3,317	2,554
Repayments of debt	(1,055)	(1,115)
Other	3	2
Change in cash from financing activities	119	676
Effect of exchange rate changes on cash and cash equivalents	(8)	16
Change in cash and cash equivalents	(620)	2,254
Cash and cash equivalents at beginning of the period	13,913	10,635
Cash and cash equivalents at end of the period	$13,293	$12,889

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements of Dell Inc. (individually and together with its consolidated subsidiaries, "Dell") should be read in conjunction with the Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission ("SEC") in Dell's Annual Report on Form 10-K for the fiscal year ended January 28, 2011 ("Fiscal 2011"). The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries at October 28, 2011, the results of its operations for the three and nine months ended October 28, 2011, and October 29, 2010, and the cash flows for the nine months ended October 28, 2011, and October 29, 2010.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in Dell's Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations for the three and nine months ended October 28, 2011, and October 29, 2010, and the cash flows for the nine months ended October 28, 2011, and October 29, 2010, are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.
Dell's fiscal year is the 52 or 53 week period ending on the Friday nearest January 31. The fiscal year ending February 3, 2012 ("Fiscal 2012"), will be a 53 week period.
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

Comprehensive Income — In June 2011, the FASB issued new guidance on presentation of comprehensive income. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires an entity to present either one continuous statement of net income and other comprehensive income or in two separate, but consecutive statements. This new guidance relates only to presentation and is effective for Dell for the first quarter of the fiscal year ending February 1, 2013. Early adoption is permitted.

Intangibles- Goodwill and Other — In September 2011, the FASB issued new guidance that will simplify how entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform a quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test becomes optional. This new guidance is effective for Dell for the first quarter of the fiscal year ending February 1, 2013. Early adoption is permitted. Dell does not expect this new guidance to impact Dell's consolidated financial statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 2 — INVENTORIES

	October 28, 2011	January 28, 2011
	(in millions)
Inventories, net:
Production materials	$747	$593
Work-in-process	217	232
Finished goods	433	476
Total	$1,397	$1,301

NOTE 3 — FAIR VALUE MEASUREMENTS
The following table presents Dell's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of October 28, 2011, and January 28, 2011:

	October 28, 2011				January 28, 2011
	Level 1(a)	Level 2 (a)	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
				(in millions)
Assets:
Cash equivalents:
Money market funds	$8,881	$—	$—	$8,881	$6,261	$—	$—	$6,261
Commercial paper	—	816	—	816	—	2,945	—	2,945
U.S. government and agencies	—	—	—	—	—	1,699	—	1,699
Debt Securities:
U.S. government and agencies	—	—	—	—	—	79	—	79
U.S. corporate	—	1,740	—	1,740	—	464	32	496
International corporate	—	806	—	806	—	457	—	457
Equity and other securities	63	106	—	169	—	109	—	109
Derivative instruments	—	157	—	157	—	27	—	27
Total assets	$8,944	$3,625	$—	$12,569	$6,261	$5,780	$32	$12,073
Liabilities:
Derivative instruments	$—	$15	$—	$15	$—	$28	$—	$28
Total liabilities	$—	$15	$—	$15	$—	$28	$—	$28
____________________
(a) Dell did not transfer any securities between levels during the nine months ended October 28, 2011.

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

Debt Securities - The majority of Dell's debt securities consists of various fixed income securities such as U.S. government and

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

agencies, and U.S. and international corporate. Dell utilizes a pricing service to assist management in measuring fair value pricing for the majority of this investment portfolio. Valuation is based on pricing models whereby all significant inputs, including benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers and other market related data, are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. Inputs are documented in accordance with the fair value measurements hierarchy. Dell conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant valuation inputs have changed that would impact the fair value hierarchy disclosure. The Level 3 position as of January 28, 2011, represented a convertible debt security that Dell was unable to corroborate with observable market data. The investment was valued at cost plus accrued interest as this was management's best estimate of fair value. As a result of events in the third quarter of Fiscal 2012, the investment was determined to be fully impaired and its cost basis was reduced to zero. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information about investments.

Equity and Other Securities - The majority of Dell's investments in equity and other securities consists of various mutual funds held in Dell's Deferred Compensation Plan. The valuation of these securities is based on pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Level 1 position consists of equity investments which began trading during the first nine months of Fiscal 2012.  The valuations are based on quoted prices in active markets.  These investments were previously accounted for under the cost method.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis - Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the recurring fair value table above. These assets consist primarily of investments accounted for under the cost method and non-financial assets such as goodwill and intangible assets. Investments accounted for under the cost method included in equity and other securities, approximated $13 million and $15 million, on October 28, 2011, and January 28, 2011, respectively. Goodwill and intangible assets are measured at fair value initially and subsequently when there is an indicator of impairment and the impairment is recognized. See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information about goodwill and intangible assets.

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

	October 28, 2011				January 28, 2011
	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)
	(in millions)
Investments:
U.S. government and agencies	$—	$—	$—	$—	$58	$58	$—	$—
U.S. corporate	260	260	—	—	254	253	1	—
International corporate	285	285	—	—	140	140	—	—
Total short-term investments	545	545	—	—	452	451	1	—

U.S. government and agencies	—	—	—	—	21	20	1	—
U.S. corporate	1,480	1,481	2	(3)	242	243	—	(1)
International corporate	521	522	1	(2)	317	317	—	—
Equity and other securities	182	122	60	—	124	124	—	—
Total long-term investments	2,183	2,125	63	(5)	704	704	1	(1)
Total investments	$2,728	$2,670	$63	$(5)	$1,156	$1,155	$2	$(1)

Dell's investments in debt securities are classified as available-for-sale. Equity and other securities primarily relate to investments held in Dell's Deferred Compensation Plan, which are classified as trading securities.  Equity and other securities also include equity investments that began trading during the first nine months of Fiscal 2012 which are classified as available-for-sale securities. Dell recorded unrealized gains of $60 million as of October 28, 2011, for these investments in accumulated other comprehensive income.  The remaining equity and other securities are initially recorded at cost and reduced for any impairment losses. During the three months ended October 28, 2011, Dell recognized a $39 million impairment charge associated with one of its investments, which is included in Interest and other, net on the Condensed Consolidated Statements of Income. Security classes reported at fair value use the specific identification method. The fair value of Dell's portfolio can be affected by interest rate movements, credit, and liquidity risks.  Dell's investments in debt securities have contractual maturities of less than five years.

NOTE 5 — FINANCIAL SERVICES
Dell Financial Services
Dell offers or arranges various financing options and services for its business and consumer customers in the U.S. and Canada through Dell Financial Services (“DFS”). DFS's key activities include the origination, collection, and servicing of customer receivables related to the purchase of Dell products and services. New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services through DFS, were approximately $0.8 billion and $0.9 billion for the three months ended October 28, 2011, and October 29, 2010, respectively, and $2.5 billion and $2.8 billion for the nine months ended October 28, 2011, and October 29, 2010, respectively.

During the second quarter of Fiscal 2012, Dell acquired Dell Financial Services Canada Limited ("DFS Canada") from CIT Group Inc. The purchase included a portfolio of $367 million in gross contractual fixed-term leases and loans, Consumer installment, and Consumer revolving loans with a fair value at purchase of $309 million. Of the gross contractual amounts, $23 million was expected to be uncollectible at the date of acquisition. Dell also acquired a liquidating portfolio of computer equipment operating leases. The gross amount of the equipment associated with these operating leases at the date of acquisition was $67 million and is included in property, plant, and equipment in the Condensed Consolidated Statements of Financial Position. See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

about Dell's acquisitions.
In the first quarter of Fiscal 2012, Dell entered into a definitive agreement to acquire CIT Vendor Finance's Dell-related assets and sales and servicing functions in Europe. The acquisition of these assets will enable global expansion of Dell's direct finance model. Subject to customary closing conditions, Dell expects to close substantially all of this acquisition in the fiscal year ending February 1, 2013.

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

Dell's securitization programs contain standard structural features related to the performance of the securitized receivables. These structural features include defined credit losses, delinquencies, average credit scores, and excess collections above or below specified levels. In the event one or more of these criteria are not met and Dell is unable to restructure the program, no further funding of receivables will be permitted and the timing of Dell's expected cash flows from over-collateralization will be delayed. At October 28, 2011, these criteria were met.
Financing Receivables
The following table summarizes the components of Dell's financing receivables segregated by portfolio segment:

	October 28, 2011			January 28, 2011
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing Receivables, net:
Customer receivables, gross	$2,111	$2,348	$4,459	$2,396	$1,992	$4,388
Allowances for losses	(175)	(22)	(197)	(214)	(27)	(241)
Customer receivables, net	1,936	2,326	4,262	2,182	1,965	4,147
Residual interest	—	343	343	—	295	295
Financing receivables, net	$1,936	$2,669	$4,605	$2,182	$2,260	$4,442
Short-term	$1,936	$1,390	$3,326	$2,182	$1,461	$3,643
Long-term	—	1,279	1,279	—	799	799
Financing receivables, net	$1,936	$2,669	$4,605	$2,182	$2,260	$4,442

Included in financing receivables, net, are receivables that are held by consolidated variable interest entities ("VIEs") as shown in the table below:

	October 28, 2011	January 28, 2011
	(in millions)
Financing receivables held by consolidated VIEs, net:
Short-term, net	$1,055	$1,087
Long-term, net	483	262
Financing receivables held by consolidated VIEs, net	$1,538	$1,349

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarizes the changes in the allowance for financing receivable losses for the respective periods:

	Three Months Ended
	October 28, 2011			October 29, 2010
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balance at the beginning of period	$189	$21	$210	$248	$29	$277
Principal charge-offs	(45)	(2)	(47)	(66)	(3)	(69)
Interest charge-offs	(8)	—	(8)	(12)	—	(12)
Recoveries	9	1	10	9	—	9
Provision and adjustments charged to income statement	30	2	32	49	3	52
Balance at end of period	$175	$22	$197	$228	$29	$257

	Nine Months Ended
	October 28, 2011			October 29, 2010
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balance at the beginning of period	$214	$27	$241	$224	$13	$237
Incremental allowance due to VIE consolidation	—	—	—	—	16	16
Principal charge-offs	(152)	(6)	(158)	(175)	(14)	(189)
Interest charge-offs	(28)	—	(28)	(29)	—	(29)
Recoveries	39	3	42	20	—	20
Provision and adjustments charged to income statement	102	(2)	100	188	14	202
Balance at end of period	$175	$22	$197	$228	$29	$257

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the aging of Dell's customer receivables, gross, including accrued interest, as of October 28, 2011, and January 28, 2011, segregated by class:

	October 28, 2011				January 28, 2011
	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total
	(in millions)
Revolving — Consumer
Owned since inception	$1,204	$148	$46	$1,398	$1,302	$153	$48	$1,503
Purchased	324	58	19	401	447	88	35	570
Fixed-term — Consumer
Owned since inception	19	1	—	20	—	—	—	—
Purchased	79	6	1	86	—	—	—	—
Fixed-term — Large Enterprise
Owned since inception	1,233	15	3	1,251	1,077	47	7	1,131
Purchased	21	4	—	25	—	—	—	—
Fixed-term — Public
Owned since inception	408	6	—	414	463	12	1	476
Purchased	18	1	—	19	—	—	—	—
Revolving — SMB
Owned since inception	254	22	5	281	246	26	5	277
Purchased	24	5	2	31	34	9	3	46
Fixed-term — SMB
Owned since inception	476	11	3	490	371	11	3	385
Purchased	40	3	—	43	—	—	—	—
Total customer receivables, gross	$4,100	$280	$79	$4,459	$3,940	$346	$102	$4,388

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize customer receivables, gross, including accrued interest by credit quality indicator segregated by class as of October 28, 2011, and January 28, 2011. For revolving loans to consumers, Dell makes credit decisions based on propriety scorecards which include the customer's credit history, payment history, credit usage, and other credit agency-related elements. For Commercial customers, an internal grading system is utilized that assigns a credit level score based on a number of considerations, including liquidity, operating performance, and industry outlook. These credit level scores range from one to sixteen for Public and Large Enterprise customers, and generally from one to six for small and medium business ("SMB") customers. The categories shown in the tables below segregate customer receivables based on the relative degrees of credit risk within each segment and product group. As loss experience varies substantially between financial products and customer segments, the credit quality categories cannot be compared between the different classes. The credit quality indicators for Consumer revolving accounts are primarily as of each quarter end date, and all others are generally updated on a periodic basis.

For the Consumer receivables shown in the below table, the higher quality category includes prime accounts which are generally of a higher credit quality that are comparable to U.S. customer FICO scores of 720+. The middle category represents the mid-tier accounts that are comparable to U.S. FICO scores from 660 to 719. The lower category is generally sub-prime and represents lower credit quality accounts that are comparable to FICO scores below 660.

	October 28, 2011				January 28, 2011
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — Consumer
Owned since inception	$201	$407	$790	$1,398	$251	$415	$837	$1,503
Purchased	$33	$95	$273	$401	$50	$127	$393	$570
Fixed-term — Consumer
Owned since inception	$1	$9	$10	$20	$—	$—	$—	$—
Purchased	$5	$40	$41	$86	$—	$—	$—	$—

For the Large Enterprise and Public commercial receivables shown in the below table, Dell's internal credit level scoring has been aggregated to their most comparable external commercial rating agency equivalents. Investment grade generally represents the highest credit quality accounts, non-investment grade represents middle quality accounts, and sub-standard represents the lowest quality accounts.

	October 28, 2011				January 28, 2011
	Investment	Non-Investment	Sub-Standard	Total	Investment	Non-Investment	Sub-Standard	Total
	(in millions)
Fixed-term — Large Enterprise
Owned since inception	$968	$183	$100	$1,251	$806	$166	$159	$1,131
Purchased	$11	$10	$4	$25	$—	$—	$—	$—
Fixed-term — Public
Owned since inception	$371	$34	$9	$414	$438	$30	$8	$476
Purchased	$15	$3	$1	$19	$—	$—	$—	$—

For the SMB receivables shown in the table below, the higher quality category includes receivables that are generally within Dell's top two internal credit quality levels, which typically have the lowest loss experience.  The middle category generally falls within credit levels three and four, and the lower category generally falls within Dell's bottom two credit levels, which

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

experience higher loss rates. The revolving product is sold primarily to small business customers and the fixed-term products are more weighted toward medium-sized businesses.  Although both fixed-term and revolving products generally rely on a six-level internal rating system, the grading criteria and classifications are different as the loss performance varies between these product and customer sets.  Therefore, the credit levels are not comparable between the SMB fixed-term and revolving classes.

	October 28, 2011				January 28, 2011(a)
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — SMB
Owned since inception	$101	$83	$97	$281	$108	$85	$84	$277
Purchased	$11	$16	$4	$31	$16	$24	$6	$46
Fixed-term — SMB
Owned since inception	$49	$173	$268	$490	$55	$122	$208	$385
Purchased	$4	$34	$5	$43	$—	$—	$—	$—
____________________
(a) Amounts as of January 28, 2011 have been reclassified due to adjustments between credit quality categories.

Customer Receivables
The following is a description of the components of Dell's customer receivables:

•
Revolving loans — Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. Revolving loans in the U.S. bear interest at a variable annual percentage rate that is tied to the prime rate. Based on historical payment patterns, revolving loan transactions are typically repaid within 12 months on average. Revolving loans are included in short-term financing receivables. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full by a specific date, no interest is charged. These special programs generally range from 6 to 12 months. At October 28, 2011, and January 28, 2011, receivables under these special programs were $299 million and $398 million, respectively.

•
Fixed-term sales-type leases and loans — Dell enters into sales-type lease arrangements with customers who desire lease financing. Leases with business customers have fixed terms of generally two to four years. Future maturities of minimum lease payments at October 28, 2011, were as follows: Fiscal 2012 - $307 million; Fiscal 2013 - $985 million; Fiscal 2014 - $587 million; Fiscal 2015 - $194 million; Fiscal 2016 and beyond - $22 million. Dell also offers fixed-term loans to qualified small businesses, large commercial accounts, governmental organizations, educational entities and certain consumer customers. These loans are repaid in equal payments including interest and have defined terms of generally three to four years.

Purchased Credit-Impaired Loans

Purchased Credit-Impaired (“PCI”) loans are acquired loans which showed evidence of deterioration in credit quality prior to their acquisition and for which it is probable that Dell will not collect all contractually required principal and interest payments. During the third quarter of Fiscal 2011, Dell purchased a portfolio of revolving loan receivables from CIT Group Inc. that consisted of revolving Dell customer account balances that met the definition of PCI loans. At October 28, 2011, the outstanding balance of these receivables, including principal and accrued interest, was $436 million and the carrying amount was $228 million.

The excess of cash flows expected to be collected over the carrying value of PCI loans is referred to as the accretable yield and is accreted into interest income using the effective yield method based on the expected future cash flows over the estimated lives of the PCI loans. Due to improved expectations of the amount of expected cash flows and higher post

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

charge-off recoveries, Dell increased the accretable yield associated with these PCI loans by $8 million and $67 million for the three and nine months ended October 28, 2011, respectively. The increases in accretable yield will be amortized over the remaining life of the loans.

The following table shows activity for the accretable yield on the PCI loans for the three and nine months ended October 28, 2011:

	Three Months Ended	Nine Months Ended
	October 28, 2011	October 28, 2011
	(in millions)
Accretable Yield:
Balance at beginning of period	$152	$137
Additions/ Purchases	—	—
Accretion	(23)	(67)
Prospective yield adjustment	8	67
Balance at end of period	$137	$137

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

Asset Securitizations

Customer receivables funded via securitization through SPEs were $501 million and $510 million, during the third quarters of Fiscal 2012 and Fiscal 2011, respectively, and $1.6 billion and $1.5 billion for the nine months ended October 28, 2011, and October 29, 2010, respectively. The programs are effective for 12 month periods and subject to an annual renewal process.

The structured financing debt related to the fixed-term lease and loan, and revolving loan securitization programs was $1.3 billion and $1.0 billion as of October 28, 2011, and January 28, 2011, respectively. The debt is collateralized solely by the financing receivables in the programs. The debt has a variable interest rate and an average duration of 12 to 36 months based on the terms of the underlying financing receivables. The total debt capacity related to the securitization programs is $1.4 billion. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the structured financing debt.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — BORROWINGS
The following table summarizes Dell's outstanding debt at the dates indicated:

	October 28, 2011	January 28, 2011
	(in millions)
Long-Term Debt
Notes
$400 million issued on June 10, 2009, at 3.375% due June 2012 (“2012 Notes”)(a)	$400	$400
$600 million issued on April 17, 2008, at 4.70% due April 2013 (“2013A Notes”)(a)(b)	606	609
$500 million issued on September 7, 2010, at 1.40% due September 2013 (“2013B Notes”)	500	499
$500 million issued on April 1, 2009, at 5.625% due April 2014 (“2014A Notes”)(b)	500	500
$300 million issued on March 28, 2011, with a floating rate due April 2014 (“2014B Notes”)	300	—
$400 million issued on March 28, 2011, at 2.10% due April 2014 (“2014C Notes”)	400	—
$700 million issued on September 7, 2010, at 2.30% due September 2015 (“2015 Notes”)(b)	700	700
$400 million issued on March 28, 2011, at 3.10% due April 2016 (“2016 Notes”)(b)	399	—
$500 million issued on April 17, 2008, at 5.65% due April 2018 (“2018 Notes”)(b)	498	499
$600 million issued on June 10, 2009, at 5.875% due June 2019 (“2019 Notes”)(b)	600	600
$400 million issued on March 28, 2011, at 4.625% due April 2021 (“2021 Notes”)	398	—
$400 million issued on April 17, 2008, at 6.50% due April 2038 (“2038 Notes”)	400	400
$300 million issued on September 7, 2010, at 5.40% due September 2040 (“2040 Notes”)	300	300
Senior Debentures
$300 million issued on April 3, 1998, at 7.10% due April 2028 ("Senior Debentures")(a)	385	389
Other
Structured financing debt	1,372	1,100
Less: current portion of long-term debt	(1,328)	(850)
Total long-term debt	6,430	5,146
Short-Term Debt
Commercial paper	500	—
Current portion of long-term debt	1,328	850
Other	3	1
Total short-term debt	1,831	851
Total debt	$8,261	$5,997
____________________
(a) Includes the impact of interest rate swap terminations.
(b) Includes hedge accounting adjustments.

During the nine months ended October 28, 2011, Dell issued the 2014B Notes, the 2014C Notes, the 2016 Notes and the 2021 Notes (collectively, the “Issued Notes”) under a shelf registration statement that was originally filed in November 2008 and amended in March 2011. The net proceeds from the Issued Notes, after payment of expenses, were approximately $1.5 billion. The Issued Notes are unsecured obligations and rank equally in right of payment with Dell's existing and future unsecured senior indebtedness. The Issued Notes effectively rank junior to all indebtedness and other liabilities, including trade payables, of Dell's subsidiaries. The Issued Notes were issued pursuant to a Supplemental Indenture dated March 31, 2011, between Dell and a trustee, with terms and conditions substantially the same as those governing the Notes outstanding as of January 28, 2011 (such outstanding Notes, together with the Issued Notes, the "Notes").

The estimated fair value of total debt at October 28, 2011, was approximately $8.2 billion. The fair values of the structured financing debt and other short-term debt approximate their carrying values as their interest rates vary with the market. The carrying value of the Senior Debentures, the 2012 Notes and the 2013A Notes includes an unamortized amount related to the termination of interest rate swap agreements, which were previously designated as hedges of the debt. See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information about interest rate swaps. The weighted average

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

interest rate for the current portion of long term debt and other as of October 28, 2011, was 1.40%. The weighted average interest rate on outstanding commercial paper as of October 28, 2011 was 0.33%.
Structured Financing Debt — As of October 28, 2011, Dell had $1.4 billion outstanding in structured financing related debt, of which $1.3 billion was through the fixed-term lease and loan, and revolving loan securitization programs. Of the $1.4 billion outstanding in structured financing related debt, $928 million was current as of October 28, 2011. See Note 5 and Note 7 of the Notes to Condensed Consolidated Financial Statements for further discussion of the structured financing debt and the interest rate swap agreements that hedge a portion of that debt.

Commercial Paper — As of October 28, 2011, there was $500 million outstanding under the commercial paper program. At January 28, 2011, Dell had no outstanding commercial paper. Dell has $3.0 billion in senior unsecured revolving credit facilities, primarily to support a $2.0 billion commercial paper program. Dell replaced the five-year $1.0 billion credit facility expiring on June 1, 2011, with a four-year $2.0 billion credit facility that will expire on April 15, 2015. Dell's remaining credit facility for $1.0 billion will expire on April 2, 2013. There were no outstanding advances under the revolving credit facilities as of October 28, 2011.

The indentures governing the Notes, the Senior Debentures, and the structured financing debt contain customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, and certain events of bankruptcy and insolvency. The indentures also contain covenants limiting Dell's ability to create certain liens; enter into sale-and-lease back transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to, another person. The senior unsecured revolving credit facilities require compliance with conditions that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio.  Dell was in compliance with all financial covenants as of October 28, 2011.

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
Dell assessed hedge ineffectiveness for cash flow hedges for the three and nine months ended October 28, 2011, and determined that it was not material. During the three and nine months ended October 28, 2011, Dell did not discontinue any cash flow hedges that had a material impact on Dell's results of operations, as substantially all forecasted foreign currency transactions were realized in Dell's actual results.
In addition, Dell uses forward contracts to hedge monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. These contracts generally expire in three months or less, are considered economic hedges and are not designated. The change in the fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. Dell recognized a gain of $55 million and a loss of $6 million during the third quarters of Fiscal 2012 and 2011, respectively, for the change in fair value of these foreign currency forward contracts, and gains of $65 million and $52 million during the nine months ended October 28, 2011, and October 29, 2010, respectively.

Interest Rate Risk

Dell uses interest rate swaps to hedge the variability in cash flows related to the interest rate payments on structured financing debt. The interest rate swaps economically convert the variable rate on the structured financing debt to a fixed interest rate to match the underlying fixed rate being received on fixed term customer leases and loans. The duration of these contracts typically ranges from 30 to 42 months. Certain of these swaps are designated as cash flow hedges. Hedge ineffectiveness for interest rate swaps designated as cash flow hedges was not material for the three and nine months ended October 28, 2011, and October 29, 2010.

The amount of change in fair value for interest rate hedges recognized in interest and other, net, was not material for the three and nine months ended October 28, 2011, and October 29, 2010.

Periodically, Dell also uses interest rate swaps designated as fair value hedges to modify the market risk exposures in connection with long-term debt to achieve primarily LIBOR-based floating interest expense. During the three months ended October 28, 2011, Dell entered into interest rate swaps to economically hedge a portion of its interest rate exposure on certain tranches of its long-term debt. Hedge ineffectiveness for interest rate swaps designated as fair value hedges was not material for the three and nine months ended October 28, 2011, and October 29, 2010.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Notional Amounts of Outstanding Derivative Instruments

The notional amounts of Dell's outstanding derivative instruments are summarized as follows:

	October 28, 2011	January 28, 2011
	(in millions)
Foreign Exchange Contracts
Designated as cash flow hedging instruments	$4,854	$5,364
Non-designated as hedging instruments	186	250
Total	$5,040	$5,614

Interest Rate Contracts
Designated as fair value hedging instruments	$500	$—
Designated as cash flow hedging instruments	669	625
Non-designated as hedging instruments	121	145
Total	$1,290	$770

Derivative Instruments Additional Information
The aggregate unrealized net gain or loss for interest rate swaps and foreign currency exchange contracts, recorded as a component of comprehensive income, for the third quarters of Fiscal 2012 and 2011, was a gain of $63 million and a loss of $105 million, respectively, and for the nine months ended October 28, 2011, and October 29, 2010, a gain of $85 million and a loss of $219 million, respectively.
Dell has reviewed the existence and nature of credit-risk-related contingent features in derivative trading agreements with its counterparties. Certain agreements contain clauses under which, if Dell's credit ratings were to fall below investment grade upon a change of control of Dell, counterparties would have the right to terminate those derivative contracts where Dell is in a net liability position. As of October 28, 2011, there had been no such triggering events.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Effect of Derivative Instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
(in millions)
For the three months ended October 28, 2011
		Total net revenue	$(15)
Foreign exchange contracts	$55	Total cost of net revenue	8
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$1
Total	$55		$(7)		$1

For the three months ended October 29, 2010
		Total net revenue	$(120)
Foreign exchange contracts	$(234)	Total cost of net revenue	(9)
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$—
Total	$(234)		$(129)		$—

For the nine months ended October 28, 2011
		Total net revenue	$(257)
Foreign exchange contracts	$(194)	Total cost of net revenue	(20)
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$3
Total	$(194)		$(277)		$3

For the nine months ended October 29, 2010
		Total net revenue	$2
Foreign exchange contracts	$(253)	Total cost of net revenue	(37)
Interest rate contracts	(1)	Interest and other, net	—	Interest and other, net	$—
Total	$(254)		$(35)		$—

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

	October 28, 2011
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$197	$—	$33	$—	$230
Foreign exchange contracts in a liability position	(67)	—	(14)	—	(81)
Interest rate contracts in an asset position	—	1	—	—	1
Interest rate contracts in a liability position	—	—	—	(5)	(5)
Net asset (liability)	130	1	19	(5)	145
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	65	—	22	—	87
Foreign exchange contracts in a liability position	(39)	—	(51)	—	(90)
Net asset (liability)	26	—	(29)	—	(3)
Total derivatives at fair value	$156	$1	$(10)	$(5)	$142

	January 28, 2011
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$81	$1	$34	$—	$116
Foreign exchange contracts in a liability position	(86)	—	(59)	—	(145)
Interest rate contracts in a liability position	—	—	—	(2)	(2)
Net asset (liability)	(5)	1	(25)	(2)	(31)
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	52	—	15	—	67
Foreign exchange contracts in a liability position	(21)	—	(15)	—	(36)
Interest rate contracts in a liability position	—	—	—	(1)	(1)
Net asset (liability)	31	—	—	(1)	30
Total derivatives at fair value	$26	$1	$(25)	$(3)	$(1)

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 — ACQUISITIONS
During the nine months ended October 28, 2011, Dell completed several acquisitions, including acquisitions of Compellent Technologies, Inc. ("Compellent"), SecureWorks Inc. ("SecureWorks"), DFS Canada, and Force10 Networks, Inc. ("Force10"). The total purchase consideration was approximately $2.7 billion in cash for all the outstanding shares of all the acquisitions completed during the period. Compellent is a provider of virtual storage solutions for enterprise and cloud computing environments, and SecureWorks is a global provider of information security services. Force10 is a global technology company that provides datacenter networking solutions. Compellent, SecureWorks, and Force10 will be integrated into Dell's Commercial segments. DFS Canada enables expansion of Dell's direct finance model into Canada for all of Dell's segments. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further discussion on Dell's acquisition of DFS Canada.
Dell has recorded these acquisitions using the acquisition method of accounting and recorded their respective assets and liabilities at fair value at the date of acquisition. The excess of the purchase prices over the estimated fair values was recorded as goodwill. As of October 28, 2011, Dell has not finalized its allocation of purchase consideration to assets and liabilities acquired during the nine months ended October 28, 2011. Any changes in the estimated fair values of the net assets recorded for these acquisitions prior to the finalization of more detailed analyses, but not to exceed one year from the date of acquisition, will change the amount of the purchase prices allocable to goodwill. The primary areas of the purchase price allocation that are not yet finalized are the determination of the tax basis of assets and liabilities and the valuation of certain tax carry forwards associated with its acquisitions. Any subsequent changes to any purchase price allocations that are material to Dell's consolidated financial results will be adjusted retroactively.

Dell's preliminary estimate for goodwill acquired during the nine months ended October 28, 2011, was $1.6 billion. This amount primarily represents synergies associated with combining these companies with Dell to provide Dell's customers with a broader range of IT solutions or, in the case of DFS Canada, to extend Dell's financial services capabilities. This goodwill is not deductible for tax purposes. Dell also recorded $749 million in intangible assets related to these acquisitions, which consist primarily of purchased technology and customer relationships. In conjunction with these acquisitions, Dell will incur approximately $150 million in compensation-related retention expenses that will be expensed over a period of up to four years. There was no contingent consideration related to these acquisitions. Dell has not presented pro forma results of operations for the foregoing acquisitions because they are not material to Dell's consolidated results of operations, financial position, or cash flows on either an individual or an aggregate basis.

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS
Goodwill allocated to Dell's business segments as of October 28, 2011, and January 28, 2011, and changes in the carrying amount of goodwill were as follows:

	Large Enterprise	Public	Small and Medium Business	Consumer	Total
	(in millions)
Balance at January 28, 2011	$1,424	$2,164	$476	$301	$4,365
Goodwill acquired during the period	849	407	317	7	1,580
Adjustments	(2)	(2)	(1)	3	(2)
Balance at October 28, 2011	$2,271	$2,569	$792	$311	$5,943

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis, or sooner if an indicator of impairment occurs. If the carrying amount of goodwill exceeds its fair value, estimated based on discounted cash flow analyses, an impairment charge would be recorded. Based on the results of the annual impairment tests completed during the second quarter of Fiscal 2012, no impairment charges for goodwill and intangible assets were recorded for the three and nine months ended October 28, 2011. Dell does not have any accumulated goodwill impairment charges as of October 28, 2011.

During the nine months ended October 28, 2011, Dell recorded additions to intangible assets and in-process research and development of $712 million and $37 million, respectively, which relate to Dell's Fiscal 2012 business acquisitions. The intangible assets have weighted-average useful lives ranging from 3 to 11 years.

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

	Three Months Ended		Nine Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$944	$976	$895	$912
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(a)(b)	223	260	779	868
Service obligations honored	(252)	(286)	(759)	(830)
Warranty liability at end of period	$915	$950	$915	$950
Current portion	$588	$627	$588	$627
Non-current portion	327	323	327	323
Warranty liability at end of period	$915	$950	$915	$950

	Three Months Ended		Nine Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
	(in millions)
Deferred extended warranty revenue:
Deferred extended warranty revenue at beginning of period	$6,794	$6,109	$6,416	$5,910
Revenue deferred for new extended warranties(b)	1,004	1,035	3,192	2,890
Revenue recognized	(936)	(845)	(2,746)	(2,501)
Deferred extended warranty revenue at end of period	$6,862	$6,299	$6,862	$6,299
Current portion	$3,212	$2,910	$3,212	$2,910
Non-current portion	3,650	3,389	3,650	3,389
Deferred extended warranty revenue at end of period	$6,862	$6,299	$6,862	$6,299
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

Securities Litigation - Four putative securities class actions filed between September 13, 2006, and January 31, 2007, in the U.S. District Court for the Western District of Texas, Austin Division, against Dell and certain of its current and former directors and officers were consolidated as In re Dell Securities Litigation, and a lead plaintiff was appointed by the court. The lead plaintiff asserted claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934 based on alleged false and misleading disclosures or omissions regarding Dell's financial statements, governmental investigations, internal controls, known battery problems and business model, and based on insiders' sales of Dell securities. This action also included Dell's independent registered public accounting firm, PricewaterhouseCoopers LLP, as a defendant. On October 6, 2008, the court dismissed all of the plaintiff's claims with prejudice and without leave to amend. On November 3, 2008, the plaintiff appealed the dismissal of Dell and the officer defendants to the Fifth Circuit Court of Appeals. The appeal was fully briefed, and oral argument on the appeal was heard by the Fifth Circuit Court of Appeals on September 1, 2009. On November 20, 2009, the parties to the appeal entered into a written settlement agreement whereby Dell would pay $40 million to the proposed class and the plaintiff would dismiss the pending litigation. The settlement was preliminarily approved by the District Court on December 21, 2009. The settlement was subject to certain conditions, including opt-outs from the proposed class not exceeding a specified percentage and final approval by the District Court. During the first quarter of Fiscal 2011, the original opt-out period in the notice approved by the District Court expired without the specified percentage being exceeded. The District Court subsequently granted final approval for the settlement and entered a final judgment on July 20, 2010. Dell paid $40 million into an escrow account to satisfy this settlement and discharged the liability during the second quarter of Fiscal 2011. Certain objectors to the settlement have filed notices of appeal to the Fifth Circuit Court of Appeals with regard to approval of the settlement. While there can be no assurances with respect to litigation, Dell believes it is unlikely that the settlement will be overturned on appeal.

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

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Similarly, in September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH ("FSC") in the Munich Civil Court in Munich, Germany seeking levies on PCs. On December 23, 2004, the Munich Civil Court held that PCs are subject to a levy and that FSC must pay €12 plus compound interest for each PC sold in Germany since March 2001. FSC appealed this decision and after an intermediary ruling upholding the decision, the GFSC in October 2008 issued a judgment that PCs were not photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007 and, therefore, not subject to the levies on photocopiers established by that law. VG Wort filed a claim with the GCC challenging that ruling. In January 2011, as in the HP case described above, the GCC revoked the GFSC decision and referred the case back to the GFSC to determine if the ruling gave due credit to the copyright owner's property rights under the German Constitution and whether the GFSC should have referred the case to the European Court of Justice. In July 2011, the GFSC referred the case to the ECJ submitting a number of legal questions on the interpretation of the European Copyright Directive 2001/29/EC which the GFSC deems necessary for its decision. Dell has not accrued any liability in this matter, as Dell does not believe there is a probable and estimable claim.

In a separate matter, on December 29, 2005, Zentralstelle Für private Überspielungrechte (“ZPÜ”), a joint association of various German collecting societies, instituted arbitration proceedings against Dell's German subsidiary before the Board of Arbitration at the German Patent and Trademark Office in Munich, and subsequently filed a lawsuit in the German Regional Court in Munich on February 21, 2008, seeking levies to be paid on each PC sold by Dell in Germany through the end of calendar year 2007. On December 23, 2009, ZPÜ and the German industry association, BCH, reached a settlement regarding audio-video copyright levy litigation (with levies ranging from €3.15 to €13.65 per unit). Dell joined this settlement on February 23, 2010 and has paid the amounts due thereunder. However, because the settlement agreement expired on December 31, 2010, the amount of levies payable after calendar year 2010, as well as Dell's ability to recover such amounts through increased prices, remains uncertain.

Additionally, there are proceedings in Spain to which Dell is not a party, but that could impact Dell's obligation to collect and remit levies across the EU. In March 2006, Sociedad General de Autores y Editores de Espana (“SGAE”), a Spanish collecting society, sued Padawan SL ("Padawan"), a company unaffiliated with Dell, in the Commercial Court number four of Barcelona in Spain claiming that Padawan owed levies on the CD-Rs, CD-RWs, DVD-Rs, and MP3 players sold by Padawan. In June 2007, the trial court upheld SGAE's claim and ordered Padawan to pay specified levies. Padawan appealed the decision to the Audiencia Provincial de Barcelona, which stayed the proceedings in order to refer the case to the ECJ. The ECJ considered the interpretation of the term “fair compensation” under the European Copyright Directive (“Directive”). On October 21, 2010, the ECJ issued its decision and outlined how fair compensation should be considered under the Directive by the EU member states. The ECJ stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying. The ECJ also stated that the indiscriminate application of the private copying levy to devices not made available to private users and clearly reserved for uses other than private copying is incompatible with the Directive. The matter was referred back to the Spanish court to determine whether the Spanish copyright levy scheme is compatible with the Directive based on the guidance provided by the ECJ. In March 2011, the Appeals Court of Barcelona decided in the industry's favor, noting that the indiscriminate payment of copyright levies does not comply with EU law. The case can be appealed to the Supreme Court of Spain. It is unclear at this time what the effect of this decision will be on copyright levies in Spain and the other EU member states. Dell continues to collect and remit levies in certain EU countries where it has determined that based on local law it is probable that Dell has a payment

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

obligation.

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

Chad Brazil and Steven Seick v Dell Inc. - Chad Brazil and Steven Seick filed a class action suit against Dell in March 2007 in the U.S. District Court for the Northern District of California. The plaintiffs allege that Dell advertised discounts on its products from false “regular” prices, in violation of California law. The plaintiffs seek compensatory damages, disgorgement of profits from the alleged false advertising, injunctive relief, punitive damages and attorneys' fees. In December 2010, the District Court certified a class consisting of all California residents who had purchased certain products advertised with a former sales price on the consumer segment of Dell's website during an approximately four year period between March 2003 and June 2007. During the first quarter of Fiscal 2012, the plaintiffs and Dell reached a class-wide settlement in principle regarding the dispute on terms that are not material to Dell, and on October 28, 2011 the District Court granted final approval of the settlement.

Convolve Inc. v Dell Inc. - Convolve, Inc. sued Dell, Western Digital Corporation (“Western Digital”), Hitachi Global Storage Technologies, Inc., and Hitachi Ltd. (collectively “Hitachi”) on June 18, 2008 in the Eastern District of Texas, Marshall Division, alleging that the defendants infringe United States Patent No. 4,916,635 (entitled “Shaping Command Inputs to Minimize Unwanted Dynamics”) and United States Patent No. 6,314,473 (entitled “System for Removing Selected Unwanted Frequencies in Accordance with Altered Settings in a User Interface of a Data Storage Device”). Western Digital and Hitachi are hard drive suppliers of Dell. The plaintiff sought damages for each product with an allegedly infringing hard drive sold by Dell, plus exemplary damages for allegedly willful infringement. On July 26, 2011, a jury found that the patents had been infringed and awarded the plaintiff an amount that is not material to Dell. The jury decision is subject to final approval and entry by the judge.

Other Litigation - The various legal proceedings in which Dell is involved include commercial litigation and a variety of patent suits. In some of these cases, Dell is the sole defendant. More often, particularly in the patent suits, Dell is one of a number of defendants in the electronics and technology industries. Dell is actively defending a number of patent infringement suits, and several pending claims are in various stages of evaluation. While the number of patent cases has grown over time, Dell does not currently anticipate that any of these matters will have a material adverse effect on Dell's business, financial condition, results of operations, or cash flows.

As of October 28, 2011, Dell does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters may have been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, Dell's business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on Dell's business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences.

NOTE 12 — COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the three and nine months ended October 28, 2011, and October 29, 2010:

	Three Months Ended		Nine Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Comprehensive Income	(in millions)
Net income	$893	$822	$2,728	$1,708
Change related to hedging instruments, net	63	(105)	85	(219)
Change related to marketable securities, net	2	1	35	(1)
Foreign currency translation adjustments	(110)	69	(45)	95
Comprehensive income	$848	$787	$2,803	$1,583

NOTE 13 — INCOME AND OTHER TAXES

Dell's effective income tax rate was 16.7% and 23.6% for the third quarters of Fiscal 2012 and Fiscal 2011, respectively, and 18.2% and 23.2% for the nine months ended October 28, 2011, and October 29, 2010, respectively. The decrease in Dell's effective income tax rate for the three and nine months ended October 28, 2011, was primarily attributable to an increase in the proportion of taxable income attributable to lower tax jurisdictions. The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 35% principally result from Dell's geographical distribution of taxable income and differences between the book and tax treatment of certain items. In certain jurisdictions Dell's tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of Dell's foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. The fourth quarter and annual Fiscal 2012 income tax rates will be impacted by the actual mix of jurisdictions in which income is generated.

Dell is currently under income tax audits in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which Dell is subject include fiscal years 1997 through 2011. As a result of these audits, Dell maintains ongoing discussions and negotiations relating to tax matters with the taxing authorities in the applicable jurisdictions. Dell believes that it has provided adequate reserves related to all matters contained in tax periods open to examination.

Dell's U.S. federal income tax returns for fiscal years 2007 through 2009 are currently under examination by the Internal Revenue Service (“IRS”). The IRS issued a Revenue Agent's Report for fiscal years 2004 through 2006 proposing certain assessments primarily related to transfer pricing matters. Dell disagrees with certain of the proposed assessments and has contested them through the IRS administrative appeals procedures. The IRS remanded the audit for the tax years 2004 through 2006 back to examination for further review. Should Dell experience an unfavorable outcome in this IRS matter, such an outcome could have a material impact on its results of operations, financial condition, and cash flows. Although the timing of income tax audit resolutions and negotiations with taxing authorities is highly uncertain, Dell does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

Dell takes certain non-income tax positions in the jurisdictions in which it operates and has received certain non-income tax assessments from various jurisdictions. These jurisdictions include Brazil, where Dell is in litigation with a state government over the proper application of transactional taxes to warranties related to the sale of computers. Dell has also negotiated certain tax incentives with the state that can be used to offset potential tax liabilities should the courts rule against it. The incentives are based upon the number of jobs Dell maintains within the state.  This case is currently on appeal by Dell, which has pledged its manufacturing facility in Hortolandia, Brazil to the government pending resolution of the case. Dell does not expect the outcome of this case to have a material impact on its consolidated financial statements.

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

NOTE 14 — EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Accordingly, certain stock-based incentive awards have been excluded from the calculation of diluted earnings per share totaling 137 million and 158 million common shares for the third quarters of Fiscal 2012 and Fiscal 2011, respectively, and 147 million and 188 million for the nine months ended October 28, 2011, and October 29, 2010, respectively.
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended October 28, 2011, and October 29, 2010:

	Three Months Ended		Nine Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
	(in millions, except per share amounts)
Numerator:
Net income	$893	$822	$2,728	$1,708
Denominator:
Weighted-average shares outstanding:
Basic	1,813	1,939	1,860	1,950
Effect of dilutive options, restricted stock units, restricted stock, and other	15	10	14	11
Diluted	1,828	1,949	1,874	1,961
Earnings per share:
Basic	$0.49	$0.42	$1.47	$0.88
Diluted	$0.49	$0.42	$1.46	$0.87

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
The business segments disclosed in the accompanying Condensed Consolidated Financial Statements are based on this organizational structure and information reviewed by Dell's management to evaluate the business segment results. Dell's measure of segment operating income for management reporting purposes excludes severance and facility closure expenses, broad based long-term incentives, acquisition-related charges, amortization of intangibles, and the settlements for the SEC investigation and the securities litigation class action lawsuit that were incurred in the first quarter of Fiscal 2011.
The following table presents net revenue by Dell's reportable global segments as well as a reconciliation of consolidated segment operating income to Dell's consolidated operating income:

	Three Months Ended		Nine Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
	(in millions)
Net revenue:
Large Enterprise	$4,487	$4,326	$13,548	$13,121
Public	4,375	4,442	12,599	12,878
Small and Medium Business	3,712	3,665	11,189	10,724
Consumer	2,791	2,961	8,704	9,079
Total	$15,365	$15,394	$46,040	$45,802
Consolidated operating income:
Large Enterprise	$441	$400	$1,393	$971
Public	463	451	1,317	1,118
Small and Medium Business	386	391	1,253	1,027
Consumer	76	—	285	(4)
Segment operating income	1,366	1,242	4,248	3,112
Severance and facility actions	—	(31)	(19)	(112)
Broad based long-term incentives(a)	(78)	(75)	(256)	(249)
Amortization of intangible assets	(100)	(89)	(287)	(264)
Acquisition-related costs(a)(b)	(46)	(23)	(186)	(59)
Other(c)	—	—	—	(140)
Total	$1,142	$1,024	$3,500	$2,288
____________________

(a)	Broad based, long-term incentives includes stock-based compensation, but excludes stock-based compensation related to acquisitions, which is included in acquisition-related costs.

(b)	Acquisition-related costs consist primarily of retention payments, integration costs, and beginning with the second quarter of Fiscal 2012, acquisition-related severance and facility costs.

(c)	Other includes the $100 million settlement for the SEC investigation and a $40 million settlement for a securities litigation lawsuit that were both incurred in the first quarter of Fiscal 2011.

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

Next generation computing solutions, intelligent data management, services, security and cloud computing solutions are all part of our enterprise solutions and services business, which has contributed to improvements in our operating margins in recent quarters. Our enterprise solutions products include servers, networking, and storage products and our services are grouped into three categories based on similar demand, economic and delivery profiles: transactional; outsourcing; and project-based. We are also focused on end user computing by developing higher valued capabilities for our client products, which include our mobility and desktop PC products. The profitability of our client products has improved in recent quarters as we focus on creating a flexible value chain to improve execution and continue to focus on simplifying our product offerings. The majority of our products are now produced by contract manufacturers. We believe that developing flexible and efficient IT solutions will provide higher recurring revenue streams and improved profitability over time.
We supplement organic growth with a disciplined acquisition program targeting businesses that will expand our portfolio of enterprise solutions, services, and end user computing offerings. We emphasize acquisitions of companies with portfolios that we can leverage with our global customer base and distribution capability. During the first nine months of Fiscal 2012, we acquired Compellent Technologies, Inc. ("Compellent"), a global provider of virtual storage solutions for enterprise and cloud computing environments, SecureWorks Inc. ("SecureWorks"), a global provider of information security services, and Force10 Networks, Inc. ("Force 10"), a global technology company that provides datacenter networking solutions. In addition, during the first nine months of Fiscal 2012, we acquired Dell Financial Services Canada Limited from CIT Group Inc., and entered into a definitive agreement to acquire CIT Vendor Finance's Dell-related assets and sales and servicing functions in Europe. We expect to close substantially all of our purchase of the CIT Vendor Finance assets during the fiscal year ending February 1, 2013, subject to customary closing conditions. See Note 8 in Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information about our acquisitions. The comparability of our results of operations for periods in Fiscal 2012 compared to Fiscal 2011 is affected by these acquisitions, though the impact is not material.
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

RESULTS OF OPERATIONS
Consolidated Operations
The following table summarizes our consolidated results of operations for the three and nine months ended October 28, 2011, and October 29, 2010:

	Three Months Ended					Nine Months Ended
	October 28, 2011			October 29, 2010		October 28, 2011			October 29, 2010
	Dollars	% of Revenue	% Change	Dollars	% of Revenue	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except per share amounts and percentages)
Net revenue:
Products	$12,312	80.1%	(2)%	$12,520	81.3%	$36,981	80.3%	(1)%	$37,251	81.3%
Services, including software related	3,053	19.9%	6%	2,874	18.7%	9,059	19.7%	6%	8,551	18.7%
Total net revenue	$15,365	100.0%	—%	$15,394	100.0%	$46,040	100.0%	1%	$45,802	100.0%
Gross margin:
Products	$2,515	20.4%	19%	$2,105	16.8%	$7,813	21.1%	42%	$5,520	14.8%
Services, including software related	954	31.3%	6%	898	31.2%	2,613	28.8%	1%	2,585	30.2%
Total gross margin	$3,469	22.6%	16%	$3,003	19.5%	$10,426	22.6%	29%	$8,105	17.7%
Operating expenses	$2,327	15.2%	18%	$1,979	12.8%	$6,926	15.0%	19%	$5,817	12.7%
Operating income	$1,142	7.4%	12%	$1,024	6.7%	$3,500	7.6%	53%	$2,288	5.0%
Net income	$893	5.8%	9%	$822	5.3%	$2,728	5.9%	60%	$1,708	3.7%
Earnings per share — diluted	$0.49	N/A	17%	$0.42	N/A	$1.46	N/A	68%	$0.87	N/A

Other Financial Information(a)
Non-GAAP gross margin	$3,546	23.1%	15%	$3,078	20.0%	$10,682	23.2%	28%	$8,363	18.3%
Non-GAAP operating expenses	$2,258	14.7%	18%	$1,911	12.4%	$6,690	14.5%	22%	$5,500	12.0%
Non-GAAP operating income	$1,288	8.4%	10%	$1,167	7.6%	$3,992	8.7%	39%	$2,863	6.3%
Non-GAAP net income	$983	6.4%	12%	$875	5.7%	$3,039	6.6%	46%	$2,088	4.6%
Non-GAAP earnings per share - diluted	$0.54	N/A	20%	$0.45	N/A	$1.62	N/A	53%	$1.06	N/A
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

Overview

For the third quarter of Fiscal 2012, our net revenue was effectively unchanged year-over-year. Net revenue from our Commercial segments increased 1% year-over-year and was driven by a 4% increase in net revenue from our Large Enterprise segment, which was partially offset by a 2% decrease in net revenue from our Public segment. The macroeconomic environment has been challenging in certain regions and we believe it may continue through the rest of Fiscal 2012. Our Public customers continue to be challenged by budgetary constraints on government spending, particularly in Western Europe and the U.S. Revenue from our Consumer customers decreased 6% year-over-year due to a decline from our Americas business, as we continued to reduce our participation in non-strategic areas of the Consumer space. Revenue from our enterprise solutions and services increased 8%, while revenue from our client products decreased 4%.

During the first nine months of Fiscal 2012, total net revenue increased 1%, with an increase in revenue of 2% from our Commercial segments partially offset by a 4% decrease in revenue from our Consumer segment. Revenue from enterprise solutions and services increased 6% year-over-year, while revenue from client products decreased 2%.

Our consolidated operating income as a percentage of net revenue increased 70 basis points to 7.4% and 260 basis points to

7.6% for the third quarter and first nine months of Fiscal 2012, respectively. The increases in operating income percentage were primarily driven by improved product gross margins, partially offset by higher selling, general, and administrative expenses. Operating income as a percentage of net revenue from our Commercial segments increased 30 basis points to 10.3% year-over-year for the third quarter of Fiscal 2012, while our Consumer operating income percentage increased 270 basis points to 2.7%. During the first nine months of Fiscal 2012, operating income as a percentage of revenue for our Commercial and Consumer segments increased year-over-year by 210 basis points to 10.6% and 330 basis points to 3.3%, respectively.

In recent months, several regions of Thailand have experienced severe flooding, causing damage to infrastructure and factories that have significantly impacted the hard disk drive ("HDD") supply chain. Given the severity of the situation, we believe the potential for HDD shortages in our business could extend through the first half of Fiscal 2013. We are currently working with all suppliers, including those who have significant operations in Thailand, to manage our HDD supply and qualify new sources of supply. We are also utilizing our direct model to shape demand and pricing to minimize the impact this event will have on our customers and financial results.

Given the uncertain macroeconomic environment and the complexity in working through the hard drive issue, we may experience a challenging demand environment for the fourth quarter of Fiscal 2012. We intend to continue a disciplined execution of our long-term value-creation framework to deliver growth in revenue, operating income, and cash flows by continuing our efforts to provide IT solutions to our customers in areas such as enterprise solutions and services. Our Fiscal 2012 fourth quarter will include an additional week of operations, which will have an impact on our results of operations as well as our cash flows.
Revenue

•
Product Revenue — Product revenue slightly decreased for both the third quarter and the first nine months of Fiscal 2012. Our product revenue performance was driven by decreases in client and third-party storage product revenue, offset in part by increases in revenue from servers and networking. See "Revenue by Product and Services Categories" for further information regarding our products.

•
Services Revenue, including software related — Services revenue, including software related increased year-over-year by 6% for both the third quarter and the first nine months of Fiscal 2012. This increase was primarily attributable to increases of 10% and 7% year-over-year in services revenue, excluding software related, for the third quarter and first nine months of Fiscal 2012, respectively. See "Revenue by Product and Services Categories" for further information regarding our services. Software-related services revenue declined 2% and increased 3% year-over-year for the third quarter and first nine months of Fiscal 2012, respectively. During the third quarter, we continued to reduce our participation in non-strategic areas of the software business.

For the third quarter of Fiscal 2012, revenue from the U.S. decreased 6% to $7.7 billion and represented approximately 50% of total net revenue. Revenue from outside the U.S. increased 6% to $7.7 billion. Revenue from growth markets, which we define as non-U.S. markets excluding Western Europe, Canada, and Japan, grew 11% year-over-year from 25.4% to 28.5% of total net revenue. Total revenue from Brazil, Russia, India, and China, which we refer to as "BRIC," increased 14% year-over-year to 14.4% of our total net revenue for the third quarter of Fiscal 2012. We are continuing to expand into these and other emerging countries that represent the vast majority of the world's population, tailor solutions to meet specific regional needs, and enhance relationships to provide customer choice and flexibility.

For the first nine months of Fiscal 2012, revenue from the U.S. decreased 5% to $22.9 billion and represented approximately 50% of total net revenue. Revenue from outside the U.S. increased 7% to $23.2 billion. Revenue from growth markets grew 14% year-over-year to 27.9% of total net revenue. Total revenue from BRIC increased 16% year-over-year to 14.2% of our total net revenue for the first nine months of Fiscal 2012.

We manage our business on a U.S. dollar basis and utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time.  During the third quarter of Fiscal 2012, we experienced favorable changes in foreign currency exchange rates that were factored into the pricing discipline we used during the period. Our results were not materially impacted by the changes in foreign currency exchange rates.
Gross Margin

•
Products — During the third quarter and first nine months of Fiscal 2012, our product gross margins increased year-over-year in absolute dollars and in gross margin percentage. Product gross margin percentage increased 360 basis points from 16.8% to 20.4% year-over-year for the third quarter of Fiscal 2012 and 630 basis points from 14.8% to 21.1% year-over-year for the first nine months of Fiscal 2012. Improved pricing discipline, a shift away from low-value businesses, better supply chain execution, and decreasing component costs contributed to the year-over-year increase in product gross margin percentage for all our segments.  While we experienced a slightly more aggressive pricing environment in the third quarter of Fiscal 2012, we were able to execute pricing and value strategies to maintain our gross margins. We expect this pricing environment to continue into the fourth quarter of Fiscal 2012. We have created a flexible supply chain that has improved our supply chain execution, and we have simplified our product offerings. While we expect HDD costs to increase in the near term, we are expecting other component costs to improve slightly over our historical averages in the fourth quarter of Fiscal 2012.

•
Services, including software related — During the third quarter and first nine months of Fiscal 2012, our services gross margin increased year-over year in absolute dollars. Services gross margin percentage increased 10 basis points from 31.2% to 31.3% year-over-year for the third quarter of Fiscal 2012 and decreased 140 basis points from 30.2% to 28.8% year-over-year for the first nine months of Fiscal 2012. The year-over-year decrease in gross margin percentage for the first nine months of Fiscal 2012 was driven by declines in gross margin percentages from our transactional and outsourcing services.

For the third quarter of Fiscal 2012, total gross margin dollars increased 16% and 15% to $3.5 billion on a GAAP and non-GAAP basis, respectively, from the same period in the prior year. For the first nine months of Fiscal 2012, total gross margin increased 29% and 28% to $10.4 billion and $10.7 billion on a GAAP and non-GAAP basis, respectively, from the same period in the prior year. Gross margin on a GAAP basis includes the effects of amortization of intangible assets, severance and facility action costs, and acquisition-related charges. Severance and facility action costs included in gross margin decreased 89% to $5 million for the first nine months of Fiscal 2012. We have substantially completed our manufacturing transformation, and do not expect to incur significant additional costs related to these activities. However, we expect to incur severance costs in the future related to our acquisitions and, accordingly, beginning with the second quarter of Fiscal 2012, severance and facility action costs related to our acquisitions are included in acquisition-related costs. There were no acquisition-related costs impacting gross margins for the third quarter of Fiscal 2012 or Fiscal 2011. Total acquisition-related costs increased from $2 million to $29 million for the first nine months of Fiscal 2012 primarily due to severance and facility action charges incurred in the second quarter of Fiscal 2012 as part of the continued integration of acquired businesses. Acquisition-related severance and facility action costs were not significant in prior periods. Amortization of intangible assets included in gross margin increased 9% to $77 million and 6% to $222 million for the third quarter and first nine months of Fiscal 2012, respectively. As set forth in the reconciliation under "Non-GAAP Financial Measures" below, these items are excluded from the calculation of non-GAAP gross margin for the third quarter and first nine months of Fiscal 2012 and Fiscal 2011.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally not long-term in nature, but instead are typically negotiated at the beginning of each quarter. Because of the fluid nature of these ongoing negotiations, which reflect changes in the competitive environment, the timing and amount of rebates and other discounts we receive under the programs may vary from period to period. Since we manage our component costs on a total net cost basis, any fluctuations in the timing and amount of rebates and other discounts we receive from vendors may not necessarily result in material changes to our gross margin. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the third quarter and first nine months of Fiscal 2012 and Fiscal 2011 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant programmatic changes to vendor pricing and rebate programs that will significantly impact our results in the near term. These discounts and rebates are allocated to the segments based on a variety of factors, including strategic initiatives to promote certain programs.

In addition, we have pursued legal action against certain vendors and are currently involved in negotiations with other vendors regarding their past pricing practices.  We have negotiated settlements with some of these vendors and may have additional settlements in future quarters.  During the first nine months of Fiscal 2012, negotiated vendor settlements, including those settlements related to past pricing practices, resulted in a net increase to our consolidated gross margin of approximately $70 million. These settlements are allocated to our segments based on the relative amount of affected vendor products used by each segment.
Operating Expenses
The following table presents information regarding our operating expenses for the three and nine months ended October 28, 2011, and October 29, 2010:

	Three Months Ended					Nine Months Ended
	October 28, 2011			October 29, 2010		October 28, 2011			October 29, 2010
	Dollars	% of Revenue	% Change	Dollars	% of Revenue	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$2,107	13.8%	16%	$1,816	11.8%	$6,306	13.7%	18%	$5,325	11.6%
Research, development, and engineering	220	1.4%	35%	163	1.0%	620	1.3%	26%	492	1.1%
Total operating expenses	$2,327	15.2%	18%	$1,979	12.8%	$6,926	15.0%	19%	$5,817	12.7%

Other Financial Information
Non-GAAP operating expenses (a)	$2,258	14.7%	18%	$1,911	12.4%	$6,690	14.5%	22%	$5,500	12.0%
_______________________
(a) For a reconciliation of non-GAAP operating expenses to operating expenses prepared in accordance with GAAP, see “Non-GAAP Financial Measures” below.

•
Selling, General, and Administrative — During the third quarter of Fiscal 2012, selling, general, and administrative ("SG&A") expenses increased $291 million year-over-year. The overall higher level of  SG&A was largely attributable to the continued execution of our strategic transformation. Our strategic initiatives have entailed organic investments in enterprise solution selling capabilities and other infrastructure spending as well as investments in enterprise and services-focused acquisitions, which generally have higher expense structures. For the third quarter of Fiscal 2012, compensation-related expenses included in SG&A increased $215 million, and advertising, promotional, and other selling-related expenses increased $59 million year-over-year. Our headcount has increased by approximately 10% year-over-year as a result of our organic and acquisition-related investments.  SG&A expenses for the third quarter of Fiscal 2012 also included increases in acquisition-related expenses, which were offset in part by decreases in severance and facility action costs discussed below. We are focused on reducing discretionary general and administrative spending given the uncertain demand environment.

During the first nine months of Fiscal 2012, SG&A expenses increased $981 million year-over-year. The increase in SG&A expenses was primarily attributable to increases in compensation-related expenses, advertising expenses, and promotional expenses as a result of the strategic initiatives discussed above. Compensation-related expenses, excluding severance-related expenses, increased approximately $773 million. Compensation-related expenses reflected increases associated with our annual performance-based compensation, which is tied to revenue and operating income growth as well as to cash flow targets. We also experienced a year-over-year increase of $191 million in advertising, promotional, and other selling-related expenses. In addition, higher SG&A expenses for the first nine months of Fiscal 2012 reflected increases in acquisition-related expenses, which were offset in part by decreases in severance and facility action costs discussed below.

•
Research, Development, and Engineering — For the third quarter and first nine months of Fiscal 2012, research, development, and engineering (“RD&E”) expenses were 1.4% and 1.3% of net revenue, respectively. The current period levels were slightly higher than the RD&E expense levels of 1.0% and 1.1% of net revenue for the third quarter and first nine months of Fiscal 2011, respectively. We manage our research, development, and engineering spending by targeting those innovations and products that we believe are most valuable to our customers and by relying upon the capabilities of our strategic relationships. We are increasing our focus on research and development and will continue to shift our investment in RD&E activities to support our initiatives that grow our enterprise solutions and services offerings.

Total operating expenses for the third quarter of Fiscal 2012 increased 18% to $2.3 billion on both a GAAP and non-GAAP basis. As set forth in the reconciliation under “Non-GAAP Financial Measures” below, non-GAAP operating expenses excludes the effects of severance and facility action costs incurred during the third quarter of Fiscal 2011, amortization of intangible assets and acquisition-related charges. In aggregate, these charges were effectively unchanged year-over-year during the third quarter of Fiscal 2012.

Total operating expenses for the first nine months of Fiscal 2012 increased 19% to $6.9 billion on a GAAP basis and 22% to $6.7 billion on a non-GAAP basis from the first nine months of Fiscal 2011. Operating expenses on a GAAP basis for the first nine months of Fiscal 2012 included severance and facility charges, amortization of intangible assets and acquisition-related charges. These charges increased 33% to $236 million for the first nine months of Fiscal 2012 compared to Fiscal 2011, primarily driven by an increase in acquisition-related costs. For the first nine months of Fiscal 2011, operating expenses on a GAAP basis also included $140 million in settlements we incurred related to an SEC investigation and a securities litigation matter. As set forth in the reconciliation under “Non-GAAP Financial Measures” below, non-GAAP operating expenses excludes the effects of these severance and facility action costs, amortization of intangible assets, acquisition-related charges, and, for Fiscal 2011, the settlements referred to above.

We are committed to make investments in strategic areas as we transform the business. We are closely monitoring the level of and productivity of these investments given the uncertainty in the macroeconomic environment.
Operating and Net Income

•
Operating Income — During the third quarter of Fiscal 2012, operating income increased 12% to $1.1 billion on a GAAP basis and 10% to $1.3 billion on a non-GAAP basis from the third quarter of Fiscal 2011. During the first nine months of Fiscal 2012, operating income increased 53% to $3.5 billion on a GAAP basis and 39% to $4.0 billion on a non-GAAP basis from the first nine months of Fiscal 2011. The increases were primarily attributable to the improved gross margins discussed above, partially offset by an increase in selling and marketing costs.

•
Net Income — During the third quarter of Fiscal 2012, net income increased 9% to $893 million on a GAAP basis and 12% to $983 million on a non-GAAP basis from the third quarter of Fiscal 2011. During the first nine months of Fiscal 2012, net income increased 60% to $2.7 billion on a GAAP basis and 46% to $3.0 billion on a non-GAAP basis from the first nine months of Fiscal 2011. Net income was positively impacted by increases in operating income and a lower effective income tax rate, offset in part by unfavorable changes in interest and other, net. Interest and other, net was favorably impacted during the third quarter of Fiscal 2011 by our receipt of a $72 million merger termination fee. This fee is excluded from net income on a non-GAAP basis. See “Income and Other Taxes” and “Interest and Other, net” below for a discussion of our effective tax rates and interest and other, net.

Non-GAAP Financial Measures

We use non-GAAP financial measures in this report as performance measures to supplement the financial information we present on a GAAP basis. We believe that excluding certain items from our GAAP results allows our management and investors to understand better our consolidated financial performance from period to period and in relationship to the operating results of our segments, as our management does not believe that the excluded items are reflective of our underlying operating performance. We also believe that excluding certain items from our GAAP results allows our management to better project our future consolidated financial performance because our forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe the non-GAAP financial measures provide investors with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our underlying operating performance and enabling them to make more meaningful period to period comparisons.

The non-GAAP financial measures presented in this report include non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, and non-GAAP earnings per share. These non-GAAP financial measures, as defined by us, represent the comparable GAAP financial measures adjusted to exclude primarily the following items: acquisition-related charges; amortization of purchased intangible assets related to acquisitions; severance and facility action costs, which were incurred in periods prior to the third quarter of Fiscal 2012; the settlements related to the SEC investigation and a securities litigation matter, which were both incurred during the first quarter of Fiscal 2011; and a merger termination fee, which was received during the third quarter of Fiscal 2011. We provide below more detail regarding each of these items and our reasons for excluding the items. In future periods, we expect that we may again exclude such items and may incur income and expenses similar to these excluded items. Accordingly, the exclusion of these items and other similar items in our non-GAAP presentation should not be interpreted as implying that the items are non-recurring, infrequent, or unusual.

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

The following is a summary of the costs and other items excluded from the most comparable GAAP financial measures to calculate the non-GAAP financial measures presented in this management's discussion and analysis:

•
Acquisition-related Costs — Acquisition-related charges are expensed as incurred and consist primarily of retention payments, integration costs, and other costs.  Starting in the second quarter of Fiscal 2012, all severance and facility charges related to acquisitions are also included in acquisition-related costs. Previously, these costs were included in a separate caption for severance and facility actions described below. Acquisition-related severance and facility action costs were not significant in prior periods. Retention payments include stock-based compensation and cash incentives awarded to employees, which are recognized over the vesting period.  Integration costs primarily include IT costs related to the integration of IT systems and processes, costs related to the integration of employees, costs related to full-time employees who are working on the integration, and consulting expenses.  Acquisition-related charges are inconsistent in amount and are significantly impacted by the timing and nature of acquisitions. Therefore, although we may incur these types of expenses in connection with future acquisitions, we believe eliminating acquisition-related charges for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Amortization of Intangible Assets — Amortization of purchased intangible assets consists primarily of amortization of customer relationships, acquired technology, non-compete covenants, and trade names purchased in connection with business acquisitions. We incur charges relating to the amortization of these intangibles, and those charges are included in our consolidated financial statements. Amortization charges for our purchased intangible assets are inconsistent in amount from period to period and are significantly impacted by the timing and magnitude of our acquisitions. Consequently, we exclude these charges for purposes of calculating the non-GAAP financial measures to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Severance and Facility Actions — Severance and facility action costs primarily relate to facilities charges, including accelerated depreciation and severance and benefits for employees terminated pursuant to actions taken as part of a comprehensive review of costs, which started in Fiscal 2009. These activities are substantially complete. Starting in the second quarter of Fiscal 2012, only charges for severance and facility actions associated with cost synergies related to strategic acquisitions are excluded for purposes of calculating the non-GAAP financial measures, and these charges will be included in acquisition-related costs as discussed above. We exclude these severance and facility action costs for purposes of calculating the non-GAAP financial measures because we believe that these historical costs do not reflect expected future operating expenses and do not contribute to a meaningful evaluation of our current operating performance or comparisons to our past operating performance.

•
Other Fees and Settlements — We also adjust our GAAP results for certain fees and settlements. During the third quarter of Fiscal 2011, we received a $72 million fee for termination of a merger agreement with us. During the first quarter of Fiscal 2011, we recorded a $100 million settlement amount for the SEC investigation into certain of Dell's accounting and financial matters, which was initiated in 2005, and incurred $40 million for a securities litigation class action lawsuit that was filed against us during Fiscal 2007. We are excluding these fees and settlements for purposes of calculating the non-GAAP financial measures because we believe these fees and settlements, while not unusual, are outside our ordinary course of business and do not contribute to a meaningful evaluation of our current operating performance.

•	Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments discussed above. The tax effects are determined based on the tax jurisdictions where the costs were incurred.

The table below presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three and nine months ended October 28, 2011, and October 29, 2010:

	Three Months Ended			Nine Months Ended
	October 28, 2011	% Change	October 29, 2010	October 28, 2011	% Change	October 29, 2010
	(in millions, except percentages)
GAAP gross margin	$3,469	16%	$3,003	$10,426	29%	$8,105
Non-GAAP adjustments:
Amortization of intangibles	77		71	222		209
Severance and facility actions	—		4	5		47
Acquisition-related	—		—	29		2
Non-GAAP gross margin	$3,546	15%	$3,078	$10,682	28%	$8,363

GAAP operating expenses	$2,327	18%	$1,979	$6,926	19%	$5,817
Non-GAAP adjustments:
Amortization of intangibles	(23)		(18)	(65)		(55)
Severance and facility actions	—		(27)	(14)		(65)
Acquisition-related	(46)		(23)	(157)		(57)
Other fees and settlements	—		—	—		(140)
Non-GAAP operating expenses	$2,258	18%	$1,911	$6,690	22%	$5,500

GAAP operating income	$1,142	12%	$1,024	$3,500	53%	$2,288
Non-GAAP adjustments:
Amortization of intangibles	100		89	287		264
Severance and facility actions	—		31	19		112
Acquisition-related	46		23	186		59
Other fees and settlements	—		—	—		140
Non-GAAP operating income	$1,288	10%	$1,167	$3,992	39%	$2,863

GAAP net income	$893	9%	$822	$2,728	60%	$1,708
Non-GAAP adjustments:
Amortization of intangibles	100		89	287		264
Severance and facility actions	—		31	19		112
Acquisition-related	46		23	186		59
Other fees and settlements	—		(72)	—		68
Aggregate adjustment for income taxes	(56)		(18)	(181)		(123)
Non-GAAP net income	$983	12%	$875	$3,039	46%	$2,088

GAAP earnings per share - diluted	$0.49	17%	$0.42	$1.46	68%	$0.87
Non-GAAP adjustments per share - diluted	0.05		0.03	0.16		0.19
Non-GAAP earnings per share - diluted	$0.54	20%	$0.45	$1.62	53%	$1.06

	Three Months Ended		Nine Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Percentage of Total Net Revenue
GAAP gross margin	22.6%	19.5%	22.6%	17.7%
Non-GAAP adjustments	0.5%	0.5%	0.6%	0.6%
Non-GAAP gross margin	23.1%	20.0%	23.2%	18.3%

GAAP operating expenses	15.2%	12.8%	15.0%	12.7%
Non-GAAP adjustments	(0.5)%	(0.4)%	(0.5)%	(0.7)%
Non-GAAP operating expenses	14.7%	12.4%	14.5%	12.0%

GAAP operating income	7.4%	6.7%	7.6%	5.0%
Non-GAAP adjustments	1.0%	0.9%	1.1%	1.3%
Non-GAAP operating income	8.4%	7.6%	8.7%	6.3%

GAAP net income	5.8%	5.3%	5.9%	3.7%
Non-GAAP adjustments	0.6%	0.4%	0.7%	0.9%
Non-GAAP net income	6.4%	5.7%	6.6%	4.6%

Segment Discussion
Our four global business segments are Large Enterprise, Public, Small and Medium Business, and Consumer.

Severance and facility action expenses, broad based, long-term incentive expenses, amortization of purchased intangible assets costs, acquisition-related expenses, and charges related to our settlement of the SEC investigation as well as a securities litigation class action lawsuit that were incurred during the first quarter of Fiscal 2011 are not allocated to the reporting segments as management does not believe that these items are reflective of the underlying operating performance of the reporting segments. These costs totaled $224 million and $218 million for the third quarters of Fiscal 2012 and Fiscal 2011, respectively. For the first nine months of Fiscal 2012 and Fiscal 2011, these costs were $748 million and $824 million, respectively. See Note 15 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information and reconciliation of segment revenue and operating income to consolidated revenue and operating income.

The following table presents our net revenue and operating income by our reportable global segments for the three and nine months ended October 28, 2011, and October 29, 2010:

	Three Months Ended					Nine Months Ended
	October 28, 2011			October 29, 2010		October 28, 2011			October 29, 2010
	Dollars	% of Revenue	% Change	Dollars	% of Revenue	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except percentages)
Large Enterprise
Net revenue	$4,487	29%	4%	$4,326	28%	$13,548	30%	3%	$13,121	29%
Operating income (a)	$441	9.8%	10%	$400	9.2%	$1,393	10.3%	43%	$971	7.4%
Public
Net revenue	$4,375	29%	(2)%	$4,442	29%	$12,599	27%	(2)%	$12,878	28%
Operating income (a)	$463	10.6%	3%	$451	10.2%	$1,317	10.5%	18%	$1,118	8.7%
Small and Medium Business
Net revenue	$3,712	24%	1%	$3,665	24%	$11,189	24%	4%	$10,724	23%
Operating income (a)	$386	10.4%	(1)%	$391	10.7%	$1,253	11.2%	22%	$1,027	9.6%
Consumer
Net revenue	$2,791	18%	(6)%	$2,961	19%	$8,704	19%	(4)%	$9,079	20%
Operating income (a)	$76	2.7%	NM	$—	—%	$285	3.3%	NM	$(4)	—%

_______________________

(a)	Operating income percentage of revenue is stated in relation to the respective segment.

•
Large Enterprise — Revenue from Large Enterprise increased year-over-year for the third quarter of Fiscal 2012 by 4% to $4.5 billion. Revenue from servers and networking and services increased 19% and 14%, respectively, while revenue from storage products and desktop PCs declined 29% and 3%, respectively. The decrease in storage revenue was primarily due to a decrease in the sale of third-party storage products as we shift more towards Dell-branded storage solutions. Revenue from our mobility and software and peripherals products remained relatively constant for the third quarter of Fiscal 2012 compared to the same period in Fiscal 2011. During the third quarter of Fiscal 2012, Large Enterprise's revenue increased in our Europe, Middle East, and Africa ("EMEA") region as well as our Asia-Pacific and Japan region ("APJ") and was essentially unchanged in the U.S.

For the first nine months of Fiscal 2012, revenue from Large Enterprise increased across all product and services lines, except for storage and desktop PC revenue, which declined 33% and 2%, respectively. Revenue from servers and networking and revenue from services increased 9% and 11%, respectively. Mobility revenue increased 6% and software and peripherals revenue increased 4% year-over-year. During the first nine months of Fiscal 2012, Large Enterprise's revenue increased across non-U.S. regions overall, while revenue from the U.S. decreased slightly.

During the third quarter and first nine months of Fiscal 2012, Large Enterprise's operating income as a percentage of net revenue increased 60 basis points and 290 basis points year-over-year to 9.8% and 10.3%, respectively. The increase was primarily attributable to improvements in gross margin percentage for our products. The increase in product gross margins was partially offset by an increase in operating expenses as a percentage of net revenue, primarily due to increased selling and marketing costs.

•
Public — During the third quarter of Fiscal 2012, Public experienced a 2% decrease in revenue that was primarily driven by year-over-year decreases in revenue from storage and desktop products of 17% and 4%, respectively. The decrease in storage revenue was attributable to a decrease in the sale of third-party storage products as we shift more towards Dell-branded storage solutions. Revenue from software and peripherals, mobility products, and servers and networking also experienced slight decreases in revenue year-over-year. These declines were largely offset by an increase in services revenue of 7%, year-over year. The overall decline in Public's revenue was primarily driven by decreases in the U.S. and EMEA due to continuing budgetary constraints on government spending. Public continues to experience growth in APJ.

For the first nine months of Fiscal 2012, Public experienced a 2% decrease in revenue that was primarily driven by year-over-year decreases in revenue from storage, mobility, and desktop PC products of 12%, 5% and 9%, respectively. Revenue from servers and networking and services increased 5% and 4% year-over-year, respectively. Revenue from software and peripherals increased 3% year-over-year. The decline in Public's revenue was primarily driven by decreases in the U.S. and EMEA, the effects of which were partially offset by growth in APJ.

During the third quarter and first nine months of Fiscal 2012, Public's operating income as a percentage of net revenue increased 40 basis points and 180 basis points year-over-year to 10.6% and 10.5%, respectively. The increase was primarily attributable to improvements in gross margin for our products. The increase in product gross margins was partially offset by an increase in operating expenses as a percentage of net revenue, primarily due to increased selling and marketing costs.

•
Small and Medium Business — During the third quarter of Fiscal 2012, SMB experienced a slight year-over-year increase in revenue with increases from enterprise solutions, services, and software and peripherals, which were mostly offset by decreases in revenue from client products. Servers and networking, and services revenue increased 18% and 23% year-over-year, respectively. Revenue from storage and software and peripherals increased 9% and 2%, year-over-year, respectively. Revenue from mobility and desktop products both declined 6%. For the third quarter of Fiscal 2012, SMB revenue experienced slight year-over-year growth across all regions.

For the first nine months of Fiscal 2012, SMB experienced a year-over-year increase in revenue with increases from enterprise solutions, services, and software and peripherals partially offset by decreases from client products. Servers and networking, and storage revenue increased 18% and 8%,respectively, year-over-year. Services revenue and software and peripherals revenue increased 19% and 6%, respectively, year-over-year while mobility and desktop product revenue declined 3% and 1%, respectively. SMB experienced revenue growth across all regions, though growth in Americas and EMEA was more muted. Although the overall demand environment is being impacted by a weaker macroeconomic environment in the latter half of Fiscal 2012, there was a slightly improved demand environment for our SMB segment for the first nine months of Fiscal 2012 as compared to the prior year.

During the third quarter of Fiscal 2012, SMB's operating income as a percentage of net revenue decreased 30 basis points year-over-year to 10.4%. The slight decrease was primarily attributable to an increase in selling and marketing costs,which was partially offset by improvements in gross margin for our products. During the first nine months of Fiscal 2012, SMB's operating income as a percentage of net revenue increased 160 basis points year-over-year to 11.2%. The increase resulted primarily from improvements in gross margin for our products. The margin improvements were offset in part by an increase in operating expenses as a percentage of net revenue, primarily due to increased selling and marketing costs.

•
Consumer — Consumer's revenue decreased by 6% year-over-year during the third quarter of Fiscal 2012 as a result of decreases in revenue from all product and services categories. Revenue from desktop PCs decreased by 16% due to a 12% decline in the average selling price of desktop PCs and a 5% decline in the sale of desktop PC units. Revenue from Consumer mobility products decreased 1% due to a 4% decline in average selling prices, which was partially offset by a 3% increase in notebook units sold. We experienced an overall decline in average selling prices due to a slightly more aggressive pricing environment during the third quarter of Fiscal 2012, though the effects on our revenue were partially mitigated by a mix shift towards higher-value Consumer mobility products, such as our XPS line of notebooks. Consumer services and software and peripherals revenue decreased 8% and 12%, respectively, year-over-year during the third quarter of Fiscal 2012. Our services and software and peripherals revenue has been impacted by a mix-shift toward higher- growth geographies, which typically have lower attach rates for services and software and peripherals.  Additionally, we are reducing our participation in non-strategic software and peripherals areas. At a regional level, our U.S. revenue decreased year-over-year due to softer demand, while our non-U.S. regions in aggregate experienced revenue growth. Revenue from BRIC grew 25% year-over-year for the third quarter of Fiscal 2012.

For the first nine months of Fiscal 2012, Consumer's revenue decreased by 4% year-over-year. Revenue from all product and services categories decreased year-over-year, except mobility product revenue, which increased 2%. The overall decrease in consumer revenue was driven by a 17% decline in revenue from desktop PCs. During the first nine months of Fiscal 2012, desktop PC unit sales declined 10% and the average selling price of desktop PCs decreased 8%. Notebook units sold increased 8% year-over-year, which was partially offset by a decrease in average selling prices of 5%. Revenue from software and peripherals and consumer services decreased 18% and 6%, respectively, year-over-year. At a regional level, our U.S. Consumer revenue and EMEA revenue decreased year-over-year, while APJ experienced revenue growth. Revenue from BRIC grew 26% year-over-year for the first nine months of Fiscal 2012.

For the third quarter and first nine months of Fiscal 2012, Consumer's operating income as a percentage of net revenue increased 270 basis points and 330 basis points to 2.7% and 3.3%, respectively. The increase in operating income percentage was largely attributable to an increase in our product gross margin percentage. Although there have been decreases in overall average selling prices, year-over-year, we have experienced a mix shift to higher value client products, which generate more favorable gross margins. In addition, we have experienced year-over-year increases in profitability from our customer financing arrangements as we have seen improvements in consumer credit loss performance on our owned and purchased portfolios. We believe the impact of this improved profitability from our financing arrangements will moderate in future periods. The positive effects of these factors have been partially offset by a slight increase in operating expenses as a percentage of revenue year-over-year due to increased selling and marketing costs.

Revenue by Product and Services Categories
We design, develop, manufacture, market, sell, and support a wide range of products and services that in many cases are customized to individual customer requirements. Our products are organized between enterprise and client categories. Our enterprise products include servers and networking, and storage products. Client products include mobility and desktop PC products. Our services include a broad range of configurable IT and business services, including infrastructure technology, consulting and applications, and product-related support services. We also offer software and peripheral products.
The following table summarizes our net revenue by product and services categories for the three and nine months ended October 28, 2011, and October 29, 2010:

	Three Months Ended					Nine Months Ended
	October 28, 2011			October 29, 2010		October 28, 2011			October 29, 2010
	Dollars	% of Revenue	% Change	Dollars	% of Revenue	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except percentages)
Net revenue:
Enterprise solutions and services:
Enterprise solutions:
Servers and networking	$2,089	14%	13%	$1,844	12%	$6,116	13%	11%	$5,519	12%
Storage	460	3%	(15)%	543	3%	1,443	3%	(16)%	1,721	4%
Services	2,123	14%	10%	1,924	12%	6,143	13%	7%	5,730	12%
Software and peripherals	2,528	16%	(2)%	2,579	17%	7,664	17%	1%	7,610	17%
Client:
Mobility	4,750	31%	(2)%	4,858	32%	14,227	31%	1%	14,121	31%
Desktop PCs	3,415	22%	(6)%	3,646	24%	10,447	23%	(6)%	11,101	24%
Total net revenue	$15,365	100%	—%	$15,394	100%	$46,040	100%	1%	$45,802	100%

•	Enterprise Solutions and Services

▪Enterprise Solutions:

•
Servers and Networking — The increases of 13% and 11% in our server and network revenue for the third quarter and first nine months of Fiscal 2012, respectively, were primarily driven by increases in revenue from virtualized server and data center solutions. During the third quarter and first nine months of Fiscal 2012, we saw an overall increase in demand and selling prices. We are continuing to shift towards more differentiated products and solutions that command higher selling prices.

•
Storage — Storage revenue decreased 15% and 16% for the third quarter and first nine months of Fiscal 2012, respectively. The decrease in storage revenue was primarily attributable to an anticipated decline in sales of third-party storage products, which was partially offset by revenue from sales of Dell-branded storage products such as our recently added Compellent products. During the third quarter of Fiscal 2012, sales of Dell-branded storage products increased 23% to 84% of our total storage revenue compared to 58% in the prior year. Our acquisition of Compellent during the first quarter of Fiscal 2012 has expanded our enterprise and data center storage offerings.

▪
Services — Services revenue increased 10% and 7% for the third quarter and first nine months of Fiscal 2012, respectively. The increase was driven by an increase in transactional revenue as well as increases in outsourcing and project-based services revenue. The increase in outsourcing and project-based revenue was partially driven by our recent acquisitions. Our estimated services backlog as of October 28, 2011, and October 29, 2010, was $15.5 billion and $14.0 billion, respectively. We provide information regarding services backlog because we believe it provides useful trend information regarding changes in the size of our services business over time. Services backlog, as defined by us, includes deferred revenue from extended warranties and contracted services backlog. Deferred revenue from extended warranties was $6.9 billion and $6.3 billion as of October 28, 2011, and October 29, 2010, respectively. Estimated contracted services backlog, which is primarily related to our outsourcing services business, was $8.6 billion and $7.7 billion as of October 28, 2011, and October 29, 2010, respectively. See "Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Revenue by Product and Services Categories — Services” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2011 for more information on our services backlog calculation.

•
Software and Peripherals — Revenue from sales of software and peripherals (“S&P”) is derived from sales of Dell-branded printers, monitors (not sold with systems), projectors, keyboards, mice, docking stations, and a multitude of third-party peripherals, including televisions, cameras, stand-alone software sales and related support services, and other products. Revenue growth attributable to our S&P products was mixed for the Fiscal 2012 periods. During the third quarter and the first nine months of Fiscal 2012, S&P revenue decreased 2% and increased 1% year-over-year, respectively. The decline in the third quarter of Fiscal 2012 was primarily attributable to a decline in the sale of imaging and electronic peripherals products. Revenue growth in S&P has been impacted as we continue to reduce our participation in non-strategic areas of the software business.

Software revenue from our S&P line of business, which includes stand-alone sales of software license fees and related post-contract customer support, is reported in services revenue, including software related on our Condensed Consolidated Statements of Income. Software and related support services revenue represented 31% and 33% of services revenue, including software related for the third quarters of Fiscal 2012 and Fiscal 2011, respectively, and 32% and 33% for the first nine months of Fiscal 2012 and Fiscal 2011, respectively.

•	Client

▪
Mobility — Revenue performance from our mobility products was mixed for the Fiscal 2012 periods. During the third quarter of Fiscal 2012, revenue from mobility products (which include notebook computers, mobile workstations, and smartphones) decreased 2% as the average selling price for these products decreased 3%, which was partially offset by 1% increase in notebook units sold. During the first nine months of Fiscal 2012, revenue from mobility products increased slightly as notebook units sold increased 4%, which was partially offset by a 3% decline in average selling prices.. We have been experiencing declines in revenue from our lower priced consumer notebooks, which have been largely offset by increases in revenue from our higher value XPS line of notebooks.

▪
Desktop PCs — During the third quarter and first nine months of Fiscal 2012, revenue from desktop PCs (which include desktop computer systems and fixed workstations) decreased 6% as units sales of desktop PCs decreased by 3% and 5%, respectively. The average selling price for our desktop computers decreased slightly by 3% and 1% for the third quarter and for the first nine months of Fiscal 2012, respectively. We are continuing to experience end-user demand for mobility products, which moderates the demand for desktop PCs.

Interest and Other, net
The following table shows the components of interest and other, net for the three and nine months ended October 28, 2011, and October 29, 2010:

	Three Months Ended		Nine Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
	(in millions)
Interest and other, net:
Investment income, primarily interest	$19	$14	$53	$33
Gains (losses) on investments, net	(39)	1	(36)	4
Interest expense	(70)	(50)	(204)	(143)
Foreign exchange	10	14	19	(23)
Other	10	73	1	64
Interest and other, net	$(70)	$52	$(167)	$(65)

Our investment income increased for the third quarter and first nine months of Fiscal 2012 over the prior year primarily due to higher average cash and investment balances.  The loss on investments for the third quarter and first nine months of Fiscal 2012 was due to a $39 million impairment loss recognized on one of our investments.

The year-over-year increase in interest expense for the third quarter and first nine months of Fiscal 2012 was due to higher debt levels, which increased to $8.3 billion as of October 28, 2011, from $6.0 billion as of October 29, 2010.

Foreign exchange gains for the third quarter and first nine months of Fiscal 2012 were primarily due to currency revaluation gains and a decrease in the cost of our hedging program.

The year-over-year decrease in other income was primarily due to a $72 million merger termination fee that was received during the third quarter of Fiscal 2011.

Income and Other Taxes
Our effective tax rate was 16.7% and 23.6% for the third quarters of Fiscal 2012 and Fiscal 2011, respectively. For the first nine months of Fiscal 2012 and Fiscal 2011, our effective income tax rate was 18.2% and 23.2%, respectively. The decrease in our effective income tax rate for the third quarter and first nine months of Fiscal 2012 was primarily due to an increase in the proportion of taxable income attributable to lower tax jurisdictions during Fiscal 2012. Our effective tax rate can fluctuate depending on the geographic distribution of our world-wide earnings, as our foreign earnings are generally taxed at lower rates than in the U.S. In certain jurisdictions our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally resulted from the geographical distribution of taxable income discussed above and permanent differences between the book and tax treatment of certain items. We continue to assess our business model and its impact in various tax jurisdictions.

We take certain income and non-income tax positions in the jurisdictions in which we operate and have received certain income and non-income tax assessments from some of these jurisdictions. See Note 13 of the Notes to Condensed Consolidated Financial Statements included in “Part I - Item 1 - Financial Statements” for additional information on these non-income tax positions.

ACCOUNTS RECEIVABLE

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. At October 28, 2011, our accounts receivable, net, was $6.7 billion, which represented a 3% increase from our balance at January 28, 2011. This increase in accounts receivable was primarily due to a mix shift to customers with payment terms. We maintain an allowance for doubtful accounts to cover accounts receivable that may be deemed uncollectible. The allowance for losses is based on specific identifiable customer accounts that are deemed at risk and a general provision based on historical bad debt experience. As of October 28, 2011, and January 28, 2011, the allowance for doubtful accounts was $72 million and $96 million, respectively. Based on our assessment, we believe we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

DELL FINANCIAL SERVICES AND FINANCING RECEIVABLES

Dell Financial Services ("DFS") offers a wide range of financial services, including originating, collecting, and servicing customer receivables related to the purchase of Dell products. To support the financing needs of our customers internationally, we have aligned with a select number of third-party financial services companies. During the first nine months of Fiscal 2012, we acquired Dell Financial Services Canada Limited from CIT Group Inc. and we announced our entry into a definitive agreement to acquire CIT Vendor Finance's Dell-related assets and sales and servicing functions in Europe. CIT Vendor Finance is currently a Dell financing preferred vendor operating in more than 25 countries and will continue to support Dell for the transition periods in Canada and Europe. CIT Vendor Finance will also continue to provide financing programs with Dell in select countries around the world beyond these transactions, including programs in Latin America.

The results of DFS are included in the business segment where the customer receivable was originated.  Due to improving portfolio performance, DFS's total contribution to operating profitability has increased from the prior year.
At October 28, 2011, and January 28, 2011, our net financing receivables balances were $4.6 billion and $4.4 billion, respectively. Included in the October 28, 2011 balance, was approximately $0.3 billion related to our acquisition of the DFS Canada portfolio. We expect some growth in financing receivables from our Commercial segments during the remainder of Fiscal 2012, while we expect our Consumer portfolio to moderate due to the challenging demand environment. To manage the expected net growth in financing receivables, we will continue to balance the use of our own working capital and other sources of liquidity, including securitization programs.

We have securitization programs to fund revolving loans and fixed-term leases and loans through consolidated special purpose entities ("SPEs"), which we account for as secured borrowings. We transfer certain U.S. customer financing receivables to these SPEs, whose purpose is to facilitate the funding of customer receivables through financing arrangements with multi-seller conduits that issue asset-backed debt securities in the capital markets. We transferred $501 million and $510 million to these SPEs for the third quarters of Fiscal 2012 and Fiscal 2011, respectively, and $1.6 billion and $1.5 billion for the first nine months of Fiscal 2012 and Fiscal 2011, respectively. Our risk of loss related to these securitized receivables is limited to the amount of our over-collateralization in the transferred pool of receivables. At October 28, 2011, and January 28, 2011, the structured financing debt related to all of our secured borrowing securitization programs was $1.3 billion and $1.0 billion, respectively, and the carrying amount of the corresponding financing receivables was $1.5 billion and $1.3 billion, respectively.
We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the three and nine months ended October 28, 2011, the net principal charge-off rate for our total portfolio was 4.1%, and 4.7%, respectively. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. At October 28, 2011, and January 28, 2011, the allowance for financing receivable losses was $197 million and $241 million, respectively. In general, the loss rates on our financing receivables have continued to improve over the past year and are stabilizing at lower levels. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer risk, including active management of credit lines and our collection activities. The credit quality mix of our financing receivables has improved in recent years due to our underwriting actions and as the mix of high quality commercial accounts in our portfolio has increased. Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

See Note 5 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information about our financing receivables and the associated allowance.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY, CAPITAL COMMITMENTS, AND CONTRACTUAL CASH OBLIGATIONS
Current Market Conditions
We regularly monitor economic conditions and associated impacts on the financial markets and our business, including the volatility associated with equity markets, sovereign economies, currency markets, and other economic indicators. We continue to evaluate the financial health of our supplier base, carefully manage customer credit, diversify counterparty risk, and monitor the concentration risk of our cash and investment balances globally.
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

Liquidity

Cash generated from operations is our primary source of operating liquidity. In general, we seek to deploy our capital in a systematically prioritized manner focusing first on requirements for operations, then on growth investments, and finally on returns of cash to stockholders. Our strategy is to deploy capital from any potential source, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost effective manner. We believe that internally generated cash flows, which consist of operating cash flows, are sufficient to support our day-to-day business operations, both domestically and internationally, for at least the next 12 months. Additionally, while cash generated from operations is our primary source of operating liquidity, we use a variety of capital sources to fund the growth in our financing receivables, share repurchases and our needs for less predictable investing and financing decisions such as acquisitions.

Our working capital management team actively monitors the efficiency of our balance sheet under various macroeconomic and competitive scenarios. These scenarios quantify risks to the financial statements and provide a basis for actions necessary to ensure adequate liquidity, both domestically and internationally, to support our acquisition and investment strategy, share repurchase activity and other corporate needs. We utilize external capital sources, such as long-term notes and structured financing arrangements, and short-term borrowings, consisting primarily of commercial paper, to supplement our internally generated sources of liquidity as necessary. We currently have a shelf registration statement available for the issuance of up to $3.5 billion of additional debt securities. Although there are uncertainties surrounding the global economic environment, due to the overall strength of our financial position, we believe that we currently have adequate access to capital markets. Any future disruptions, or additional uncertainty or volatility in those markets may result in higher funding costs for us and could adversely affect our ability to obtain funds.

During the first nine months of Fiscal 2012, we issued $1.5 billion principal amount of senior notes with terms that are consistent with our prior note issuances. We also issued $0.5 billion of commercial paper during the third quarter of Fiscal 2012 primarily for general corporate purposes. We intend to maintain appropriate debt levels based upon cash flow expectations, the overall cost of capital, cash requirements for operations, and discretionary spending, including spending for acquisitions and share repurchases.

At October 28, 2011, we had $16.0 billion in total cash, cash equivalents, and investments. Our cash balances are held in numerous locations throughout the world, most of which are outside of the U.S. While our U.S. cash balances do fluctuate, we typically operate with 10% - 20% of our cash balances held domestically. Demands on our domestic cash have increased as a result of our strategic initiatives. We fund these initiatives through our existing cash and investment balances, which are highly liquid, through internally generated cash and through external sources of capital, which include issuances of long-term debt and utilization of our $2 billion commercial paper program. When advantageous, we may access foreign cash in a tax efficient manner. Where local regulations limit an efficient intercompany transfer of amounts held outside of the U.S., we will continue to utilize these funds for local liquidity needs. Under current law, balances available to be repatriated to the U.S. would be subject to U.S. federal income tax, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered permanently reinvested outside of the U.S. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations where it is needed.
The following table contains a summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated:

	Nine Months Ended
	October 28, 2011	October 29, 2010
	(in millions)
Net change in cash from:
Operating activities	$3,690	$2,486
Investing activities	(4,421)	(924)
Financing activities	119	676
Effect of exchange rate changes on cash and cash equivalents	(8)	16
Change in cash and cash equivalents	$(620)	$2,254
Operating Activities — Operating cash flows for the first nine months of Fiscal 2012 increased compared to the prior year. The increase in operating cash flows was primarily driven by year-over-year increases in net income. See “Key Performance Metrics” below for discussion of our cash conversion cycle.
Investing Activities — Investing activities consist of the net of maturities and sales and purchases of investments; net capital expenditures for property, plant, and equipment; principal cash flows related to purchased financing receivables; and net cash used to fund strategic acquisitions. Cash used in investing activities during the first nine months of Fiscal 2012 was $4.4 billion compared to cash used of $924 million during the first nine months of Fiscal 2011. The year-over-year increase in cash used in investing activities for the first nine months of Fiscal 2012 was primarily due to higher spending on business acquisitions and a net $1.6 billion increase in investments as we shifted funds to investments with original maturities of greater than 90 days. Cash used to fund business acquisitions, net of cash acquired, was approximately $2.6 billion during the first nine months of Fiscal 2012 compared to approximately $246 million during the first nine months of Fiscal 2011. Our Fiscal 2012 acquisitions consisted primarily of SecureWorks, Compellent, DFS Canada, and Force10, while our Fiscal 2011 acquisitions consisted primarily of Kace Networks, Inc. and Ocarina Networks, Inc. The increase in cash used for investing activities was partially offset by a $430 million purchase of financing receivables from CIT during the first nine months of Fiscal 2011.
Financing Activities — Financing activities primarily consist of proceeds and repayments from borrowings and the repurchase of our common stock. Cash provided by financing activities for the first nine months of Fiscal 2012 was $119 million compared to $676 million for the first nine months of Fiscal 2011. During the first nine months of Fiscal 2012 and Fiscal 2011, we had net proceeds of $1.5 billion from the issuance of long-term debt in each of the periods. During the first nine months of Fiscal 2012, net cash provided by proceeds from structured financing programs was $271 million compared to $305 million during the first nine months of Fiscal 2011. We issued $500 million in commercial paper during the first nine months of Fiscal 2012 compared to net repayments of $496 million during the first nine months of Fiscal 2011.
We had $6.3 billion principal amount of long-term notes and senior debentures outstanding as of October 28, 2011, compared to $4.8 billion as of October 29, 2010.
We also repurchased 142 million shares of common stock for $2.2 billion during the first nine months of Fiscal 2012 compared to $600 million used for the repurchase of 42 million shares in the first nine months of Fiscal 2011. During the third quarter of Fiscal 2012, our Board of Directors authorized an additional $5 billion for our share repurchase program. As of October 28, 2011, $6.6 billion remained available for future share repurchases.
We have $3.0 billion of senior unsecured revolving credit facilities primarily to support our $2 billion commercial paper program. Of the credit facilities, $1.0 billion will expire on April 2, 2013, and $2.0 billion will expire on April 15, 2015. We had $500 million outstanding under the commercial paper program as of October 28, 2011.
We issue structured financing-related debt to fund our financing receivables as previously discussed in the “Financing Receivables” section above. The total debt capacity of our securitization programs is $1.4 billion, and we had $1.3 billion in outstanding structured financing securitization debt as of October 28, 2011, compared to $1.2 billion in capacity and $1.0 billion outstanding as of October 29, 2010. Our securitization programs are structured to operate near their debt capacity.  We balance the use of our securitization programs with working capital and other sources of liquidity to fund growth in our financing receivables. In November 2011, we replaced our existing revolving loan securitization program with one that achieves more favorable terms and we expect to renew one of our fixed-term securitization programs as part of our annual renewal process in the fourth quarter of Fiscal 2012.

See Note 6 of the Notes to Condensed Consolidated Financial Statements under “Part I — Item 1 — Financial Statements” for further discussion of our debt.

Key Performance Metrics — Our cash conversion cycle as of October 28, 2011, slightly contracted from October 29, 2010. Our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

The following table presents the components of our cash conversion cycle as of October 28, 2011, and October 29, 2010:

	Three Months Ended
	October 28, 2011	October 29, 2010
Days of sales outstanding(a)	42	41
Days of supply in inventory(b)	11	9
Days in accounts payable(c)	(84)	(82)
Cash conversion cycle	(31)	(32)
 _____________________

(a)
Days of sales outstanding (“DSO”) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average net revenue per day for the current quarter (90 days). At October 28, 2011, and October 29, 2010, DSO and days of customer shipments not yet recognized were 39 and 3 days, and 38 and 3 days, respectively.

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

The one day contraction from the prior year was driven by a one day increase in DSO and a two day increase in DSI, the effects of which were offset in part by a two day increase in DPO year-over-year. The increase in DSI from October 29, 2010, was driven by strategic purchases of inventory during the third quarter of Fiscal 2012. The slight increase in DSO was due to a shift in the mix of receivables, towards customers with longer payment terms. The increase in DPO from October 29, 2010, was due to the timing of supplier purchases and payments.

We defer the cost of revenue associated with customer shipments not yet recognized as revenue until these shipments are delivered. These deferred costs are included in our reported DSO because we believe this reporting results in a more accurate presentation of our DSO and cash conversion cycle. These deferred costs are recorded in other current assets in our Condensed Consolidated Statements of Financial Position and totaled $544 million and $582 million at October 28, 2011, and October 29, 2010, respectively.

We believe that we can generate cash flow from operations in excess of net income over the long term and can operate our cash conversion cycle in the mid-negative 30 day range.

Capital Commitments

Share Repurchase Program — We have a share repurchase program that authorizes us to repurchase shares of our common stock in order to increase stockholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock to offset share-based compensation arrangements. For more information regarding share repurchases, see “Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.”

Capital Expenditures — We spent $214 million and $93 million for the third quarters of Fiscal 2012 and Fiscal 2011, respectively, and $510 million and $284 million for the first nine months of Fiscal 2012 and Fiscal 2011, respectively, on property, plant, and equipment primarily in connection with our global expansion efforts and infrastructure investments made to support future growth. Product demand, product mix, and the increased use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2012, which will be primarily related to infrastructure investments and strategic initiatives, are currently expected to total approximately $700 million. These expenditures will be primarily funded from our cash flows from operating activities.

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

ITEM 3.  — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a description of market risks, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2011. Our exposure to market risks has not changed materially from the exposure described in the Annual Report on Form 10-K.

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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 28, 2011. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of October 28, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the third quarter of Fiscal 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information required by this item is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 11 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for the fiscal year ended January 28, 2011.

ITEM 1A — RISK FACTORS
In addition to the other information set forth in this report, the factors discussed in "Part I — Item 1A — Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 28, 2011 could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition, or operating results.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF COMMON STOCK
Share Repurchase Program
We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase stockholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. The following table sets forth information regarding our repurchases of common stock during the third quarter of Fiscal 2012 and the remaining authorized amount of future purchases under our share repurchase program:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
Period
	(in millions, except average price paid per share)
Repurchases from July 30, 2011 through August 26, 2011	17	$14.60	17	$1,909
Repurchases from August 27, 2011 through September 23, 2011	11	$14.46	11	$6,741
Repurchases from September 24, 2011 through October 28, 2011	12	$15.33	12	$6,563
Total	40	$14.77	40
_____________________
.
(a) Between 1996 and 2007, and in 2007, our Board of Directors authorized share repurchase programs to repurchase up to $30 billion and $10 billion of our common stock, respectively, over an unspecified amount of time. On September 13, 2011, we publicly announced that our Board of Directors authorized an additional $5 billion for our share repurchase program, bringing the aggregate amount of common stock we can repurchase to $45 billion over an unspecified amount of time. As of October 28, 2011, $6.6 billion remained available for future share repurchases.

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
Date: November 23, 2011

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