Form 10-Q
period 2012-05-04
DELL INC
filed 2012-05-31
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2012
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of the close of business on May 24, 2012, 1,749,010,893 shares of common stock, par value $.01 per share, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements.” The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in “Part I - Item 1A - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 3, 2012. Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date as of which such statement was made.

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Statements of Financial Position at May 4, 2012 (unaudited), and February 3, 2012		4
Condensed Consolidated Statements of Income for the three months ended May 4, 2012 (unaudited) and April 29, 2011 (unaudited)		5
Condensed Consolidated Statements of Comprehensive Income for the three months ended May 4, 2012 (unaudited) and April 29, 2011 (unaudited)		6
Condensed Consolidated Statements of Cash Flows for the three months ended May 4, 2012 (unaudited) and April 29, 2011 (unaudited)		7
Notes to Condensed Consolidated Financial Statements (unaudited)		8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	52
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 6.	Exhibits	54

Signatures		55
Exhibit Index		56

Exhibits
EX-10.1
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
ITEM 1 — FINANCIAL STATEMENTS
DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	May 4, 2012	February 3, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,814	$13,852
Short-term investments	901	966
Accounts receivable, net	6,289	6,476
Short-term financing receivables, net	3,200	3,327
Inventories, net	1,472	1,404
Other current assets	3,369	3,423
Total current assets	28,045	29,448
Property, plant, and equipment, net	2,119	2,124
Long-term investments	3,501	3,404
Long-term financing receivables, net	1,342	1,372
Goodwill	6,005	5,838
Purchased intangible assets, net	1,801	1,857
Other non-current assets	476	490
Total assets	$43,289	$44,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$3,186	$2,867
Accounts payable	10,970	11,656
Accrued and other	3,076	3,934
Short-term deferred services revenue	3,582	3,544
Total current liabilities	20,814	22,001
Long-term debt	5,813	6,387
Long-term deferred services revenue	3,837	3,836
Other non-current liabilities	3,468	3,392
Total liabilities	33,932	35,616
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 3,407 and 3,390, respectively; shares outstanding: 1,761 for each period presented	12,313	12,187
Treasury stock at cost: 1,171 and 1,154 shares, respectively	(31,745)	(31,445)
Retained earnings	28,871	28,236
Accumulated other comprehensive loss	(82)	(61)
Total stockholders’ equity	9,357	8,917
Total liabilities and stockholders’ equity	$43,289	$44,533

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	May 4, 2012	April 29, 2011
Net revenue:
Products	$11,423	$12,059
Services, including software related	2,999	2,958
Total net revenue	14,422	15,017
Cost of net revenue:
Products	9,330	9,436
Services, including software related	2,025	2,149
Total cost of net revenue	11,355	11,585
Gross margin	3,067	3,432
Operating expenses:
Selling, general, and administrative	2,009	2,025
Research, development, and engineering	234	195
Total operating expenses	2,243	2,220
Operating income	824	1,212
Interest and other, net	(32)	(42)
Income before income taxes	792	1,170
Income tax provision	157	225
Net income	$635	$945
Earnings per share:
Basic	$0.36	$0.50
Diluted	$0.36	$0.49
Weighted-average shares outstanding:
Basic	1,759	1,908
Diluted	1,774	1,923
 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended
	May 4, 2012	April 29, 2011
Net income	$635	$945

Other comprehensive income, net of tax
Foreign currency translation adjustments	(8)	74

Available-for-sale investments
Change in unrealized gain or loss	—	1
Less: reclassification adjustment for net (gains) losses included in net income	(2)	(1)
Net change	(2)	—

Cash Flow Hedges
Change in unrealized gain or loss	(25)	(235)
Less: reclassification adjustment for net (gains) losses included in net income	14	167
Net change	(11)	(68)

Total other comprehensive income (loss), net of tax benefit (expense) of $(9) and $0, respectively	(21)	6
Comprehensive income, net of tax	$614	$951
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	May 4, 2012	April 29, 2011
Cash flows from operating activities:
Net income	$635	$945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	248	216
Stock-based compensation expense	95	99
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(10)	—
Deferred income taxes	47	(63)
Provision for doubtful accounts — including financing receivables	63	47
Other	(5)	(5)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	161	471
Financing receivables	71	21
Inventories	(68)	38
Other assets	48	110
Accounts payable	(671)	(925)
Deferred services revenue	33	191
Accrued and other liabilities	(785)	(680)
Change in cash from operating activities	(138)	465
Cash flows from investing activities:
Investments:
Purchases	(673)	(240)
Maturities and sales	640	222
Capital expenditures	(142)	(137)
Proceeds from sale of facilities and land	—	12
Collections on purchased financing receivables	55	67
Acquisitions, net of cash received	(245)	(1,473)
Change in cash from investing activities	(365)	(1,549)
Cash flows from financing activities:
Repurchases of common stock	(324)	(450)
Issuance of common stock under employee plans	38	10
Issuance (repayment) of commercial paper (maturity 90 days or less), net	13	—
Proceeds from debt	596	1,930
Repayments of debt	(863)	(323)
Other	8	3
Change in cash from financing activities	(532)	1,170
Effect of exchange rate changes on cash and cash equivalents	(3)	62
Change in cash and cash equivalents	(1,038)	148
Cash and cash equivalents at beginning of the period	13,852	13,913
Cash and cash equivalents at end of the period	$12,814	$14,061
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements of Dell Inc. (individually and together with its consolidated subsidiaries, "Dell") should be read in conjunction with the Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission ("SEC") in Dell's Annual Report on Form 10-K for the fiscal year ended February 3, 2012 ("Fiscal 2012"). The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries at May 4, 2012, the results of its operations and corresponding comprehensive income for the three months ended May 4, 2012, and April 29, 2011, and its cash flows for the three months ended May 4, 2012, and April 29, 2011.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in Dell's Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations and corresponding comprehensive income for the three months ended May 4, 2012, and April 29, 2011, and the cash flows for the three months ended May 4, 2012, and April 29, 2011, are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.
Dell's fiscal year is the 52 or 53 week period ending on the Friday nearest January 31. The fiscal year ending February 1, 2013 ("Fiscal 2013"), will be a 52 week period.
In the first quarter of Fiscal 2013, Dell made certain segment realignments in order to conform to the way Dell now internally manages segment performance. Dell has recast prior period amounts to provide visibility and comparability. None of these changes impact Dell's previously reported consolidated net revenue, gross margin, operating income, net income, or earnings per share. See Note 14 of the Notes to the Condensed Consolidated Financial Statements for more information.
Recently Issued Accounting Pronouncements
Comprehensive Income — In June 2011, the FASB issued new guidance on presentation of comprehensive income. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires an entity to present either one continuous statement of net income and other comprehensive income or two separate, but consecutive statements. This new guidance relates only to presentation. Dell began presenting a separate Condensed Consolidated Statement of Comprehensive Income in the first quarter of the fiscal year ending February 1, 2013.

Intangibles- Goodwill and Other — In September 2011, the FASB issued new guidance that simplified how entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test becomes optional. Dell adopted this new guidance in the first quarter of the fiscal year ending February 1, 2013. Goodwill is tested for impairment on an annual basis in the second fiscal quarter, or sooner if an indicator of impairment occurs. The adoption of this guidance did not impact Dell's Condensed Consolidated Financial Statements.

Disclosures about Offsetting Assets and Liabilities — In December 2011, the FASB issued new guidance that will enhance disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. This new guidance requires the disclosure of the gross amounts subject to rights of offset, amounts offset in accordance with the accounting standards followed, and the related net exposure. This new guidance will be effective for Dell for the first quarter of the fiscal year ending January 31, 2014. Early adoption is not permitted. Other than requiring additional disclosures, Dell does not expect that this new guidance will impact Dell's Condensed Consolidated Financial Statements.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 2 — INVENTORIES

	May 4, 2012	February 3, 2012
	(in millions)
Inventories, net:
Production materials	$785	$753
Work-in-process	312	239
Finished goods	375	412
Total	$1,472	$1,404

NOTE 3 — FAIR VALUE MEASUREMENTS
The following table presents Dell's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of May 4, 2012, and February 3, 2012:

	May 4, 2012				February 3, 2012
	Level 1(a)	Level 2 (a)	Level 3	Total	Level 1 (a)	Level 2 (a)	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
				(in millions)
Assets:
Cash equivalents:
Money market funds	$9,246	$—	$—	$9,246	$8,370	$—	$—	$8,370
Commercial paper	—	—	—	—	—	2,011	—	2,011
U.S. corporate	—	—	—	—	—	5	—	5
Debt securities:
Non- U.S. government and agencies	—	153	—	153	—	94	—	94
Commercial paper	—	314	—	314	—	434	—	434
U.S. corporate	—	2,803	—	2,803	—	2,668	—	2,668
International corporate	—	1,006	—	1,006	—	1,055	—	1,055
Equity and other securities	2	111	—	113	2	105	—	107
Derivative instruments	—	84	—	84	—	140	—	140
Total assets	$9,248	$4,471	$—	$13,719	$8,372	$6,512	$—	$14,884
Liabilities:
Derivative instruments	$—	$19	$—	$19	$—	$17	$—	$17
Total liabilities	$—	$19	$—	$19	$—	$17	$—	$17
____________________
(a) Dell did not transfer any securities between levels during the three months ended May 4, 2012 or during the twelve months ended February 3, 2012.

The following section describes the valuation methodologies Dell uses to measure financial instruments at fair value:
Cash Equivalents — The majority of Dell's cash equivalents in the above table consists of money market funds and corporate commercial paper, all with original maturities of 90 days or less and valued at fair value.  The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. Dell reviews security pricing and assesses liquidity on a quarterly basis.

Debt Securities — The majority of Dell's debt securities consists of various fixed income securities such as U.S. corporate, international corporate, and commercial paper. Valuation is based on pricing models whereby all significant inputs, including

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers, and other market related data, are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. Inputs are documented in accordance with the fair value measurements hierarchy. Dell reviews security pricing and assesses liquidity on a quarterly basis. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information about investments.

Equity and Other Securities — The majority of Dell's investments in equity and other securities consists of various mutual funds held in Dell's Deferred Compensation Plan. The valuation of these securities is based on pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Level 1 position consists of an equity investment which began trading during Fiscal 2012.  The valuation is based on quoted prices in active markets.  This investment was previously accounted for under the cost method.

Derivative Instruments — Dell's derivative financial instruments consist primarily of foreign currency forward and purchased option contracts and interest rate swaps. The fair value of the portfolio is determined using valuation models based on market observable inputs, including interest rate curves, forward and spot prices for currencies, and implied volatilities. Credit risk is factored into the fair value calculation of Dell's derivative instrument portfolio.  For interest rate derivative instruments, credit risk is determined at the contract level with the use of credit default spreads of either Dell, when in a net liability position, or the relevant counterparty, when in a net asset position.  For foreign exchange derivative instruments, credit risk is determined in a similar manner, except that the credit default spread is applied based on the net position of each counterparty with the use of the appropriate credit default spreads.  See Note 7 of the Notes to the Condensed Consolidated Financial Statements for a description of Dell's derivative financial instrument activities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis — Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the recurring fair value table above. These assets consist primarily of investments accounted for under the cost method and non-financial assets such as goodwill and intangible assets. Investments accounted for under the cost method included in equity and other securities approximated $13 million and $12 million, as of May 4, 2012, and February 3, 2012, respectively. Goodwill and intangible assets are measured at fair value initially and subsequently when there is an indicator of impairment and the impairment is recognized. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for additional information about goodwill and intangible assets.

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

	May 4, 2012				February 3, 2012
	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)
	(in millions)

Investments:
Non- U.S. government and agencies	$30	$30	$—	$—	$24	$24	$—	$—
Commercial paper	314	314	—	—	434	434	—	—
U.S. corporate	394	393	1	—	336	335	1	—
International corporate	163	163	—	—	172	172	—	—
Total short-term investments	901	900	1	—	966	965	1	—

Non- U.S. government and agencies	123	123	—	—	70	70	—	—
U.S. corporate	2,409	2,395	15	(1)	2,332	2,322	12	(2)
International corporate	843	838	5	—	883	880	4	(1)
Equity and other securities	126	126	—	—	119	119	—	—
Total long-term investments	3,501	3,482	20	(1)	3,404	3,391	16	(3)
Total investments	$4,402	$4,382	$21	$(1)	$4,370	$4,356	$17	$(3)

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

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — FINANCIAL SERVICES
Dell Financial Services
Dell offers or arranges various financing options and services for its business and consumer customers in the U.S. and Canada through Dell Financial Services (“DFS”). DFS's key activities include the origination, collection, and servicing of customer receivables primarily related to the purchase of Dell products and services. In some cases, Dell may originate financing activities for its commercial customers related to the purchase of third-party technology products that complement Dell's portfolio of products and services. New financing originations, which represent the amounts of financing provided by DFS to customers for equipment and related software and services, including third-party originations, were approximately $812 million and $855 million for the three months ended May 4, 2012, and April 29, 2011, respectively. The results of DFS are included in the business segment where the customer receivable was originated.

Dell's financing receivables are aggregated into the following categories:

•
Revolving loans — Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. These private label credit financing programs are referred to as Dell Preferred Account (“DPA”) and Dell Business Credit (“DBC”). The DPA product is primarily offered to individual customers, and the DBC product is primarily offered to small and medium commercial customers. Revolving loans in the U.S. bear interest at a variable annual percentage rate that is tied to the prime rate. Based on historical payment patterns, revolving loan transactions are typically repaid within 12 months on average. Revolving loans are included in short-term financing receivables. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full by a specific date, no interest is charged. These special programs generally range from 6 to 12 months. As of May 4, 2012, and February 3, 2012, receivables under these special programs were $295 million and $328 million, respectively.

•
Fixed-term sales-type leases and loans — Dell enters into sales-type lease arrangements with customers who desire lease financing. Leases with business customers have fixed terms of generally two to four years. Future maturities of minimum lease payments at May 4, 2012, were as follows: Fiscal 2013 - $936 million; Fiscal 2014 - $833 million; Fiscal 2015 - $411 million; Fiscal 2016 - $73 million; Fiscal 2017 and beyond - $8 million. Dell also offers fixed-term loans to qualified small businesses, large commercial accounts, governmental organizations, educational entities, and certain individual customers. These loans are repaid in equal payments including interest and have defined terms of generally three to four years.

Customer receivables include revolving loans and fixed-term leases and loans resulting primarily from the sale of Dell products and services. Based on how Dell assesses risk and determines the appropriate allowance levels, Dell has two portfolio segments, (1) fixed-term leases and loans and (2) revolving loans. Portfolio segments are further segregated into classes. During the first quarter of Fiscal 2013, Dell re-aligned the presentation of these classes based on products, customer type, credit risk evaluation, and whether the receivable was owned by Dell since its inception or was purchased subsequent to its inception. Prior to the first quarter of Fiscal 2013, portfolio classes were based on operating segment and whether the receivable was owned by Dell since its inception or was purchased subsequent to its inception. This change in presentation during the first quarter of Fiscal 2013 affected disclosures only and had no impact on how credit risk is assessed or on reserve rates.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the components of Dell's financing receivables segregated by portfolio segment as of May 4, 2012, and February 3, 2012:

	May 4, 2012			February 3, 2012
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing Receivables, net:
Customer receivables, gross	$1,956	$2,415	$4,371	$2,096	$2,443	$4,539
Allowances for losses	(169)	(23)	(192)	(179)	(23)	(202)
Customer receivables, net	1,787	2,392	4,179	1,917	2,420	4,337
Residual interest	—	363	363	—	362	362
Financing receivables, net	$1,787	$2,755	$4,542	$1,917	$2,782	$4,699
Short-term	$1,787	$1,413	$3,200	$1,917	$1,410	$3,327
Long-term	—	1,342	1,342	—	1,372	1,372
Financing receivables, net	$1,787	$2,755	$4,542	$1,917	$2,782	$4,699

The following table summarizes the changes in the allowance for financing receivable losses for the respective periods:

	Three Months Ended
	May 4, 2012			April 29, 2011
	Revolving	Fixed- term	Total	Revolving	Fixed- term	Total
	(in millions)
Allowance for financing receivable losses:
Balance at beginning of period	$179	$23	$202	$214	$27	$241
Principal charge-offs	(49)	(2)	(51)	(58)	(2)	(60)
Interest charge-offs	(9)	—	(9)	(11)	—	(11)
Recoveries	12	1	13	19	1	20
Provision charged to income statement	36	1	37	27	—	27
Balance at end of period	$169	$23	$192	$191	$26	$217

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the aging of Dell's customer receivables, gross, including accrued interest, as of May 4, 2012, and February 3, 2012, segregated by class:

	May 4, 2012				February 3, 2012
	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total
	(in millions)
Revolving — DPA
Owned since inception	$1,188	$135	$39	$1,362	$1,249	$148	$49	$1,446
Purchased	240	38	12	290	272	47	18	337
Fixed-term — Non-Commercial
Owned since inception	37	1	—	38	29	1	—	30
Purchased	54	4	1	59	61	5	1	67
Revolving — DBC(a)	267	30	7	304	272	33	8	313
Fixed-term — Small Commercial(a)	250	13	1	264	234	12	4	250
Fixed-term — Medium and Large Commercial(a)	1,942	107	5	2,054	1,946	136	14	2,096
Total customer receivables, gross	$3,978	$328	$65	$4,371	$4,063	$382	$94	$4,539
_________________
(a) Includes purchased receivables that are not significant to any portfolio class.

DFS Acquisitions

In Fiscal 2012, Dell entered into a definitive agreement to acquire CIT Vendor Finance's Dell-related financing assets portfolio and sales and servicing functions in Europe. The acquisition of these assets will enable global expansion of Dell's direct finance model. Subject to customary closing, regulatory, and other conditions, Dell expects to complete this transaction in Fiscal 2014.

Purchased Credit-Impaired Loans

During the third quarter of Fiscal 2011, Dell purchased a portfolio of revolving loan receivables from CIT Group Inc. Prior to the acquisition, it was evident that Dell would not collect on all contractually required principal and interest payments. As a result, these receivables met the definition of Purchased Credit-Impaired (“PCI”) loans. At May 4, 2012, the outstanding balance of these receivables, including principal and accrued interest, was $388 million and the carrying amount was $156 million.

The excess of cash flows expected to be collected over the carrying value of PCI loans is referred to as the accretable yield and is accreted into interest income using the effective yield method based on the expected future cash flows over the estimated lives of the PCI loans.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table shows activity for the accretable yield on the PCI loans for the three months ended May 4, 2012, and April 29, 2011. Dell expects the remaining balance of the accretable yield as of May 4, 2012 to accrete over the next three years, using the effective interest method.

	Three Months Ended
	May 4, 2012	April 29, 2011
	(in millions)
Accretable Yield:
Balance at beginning of period	$142	$137
Accretion	(20)	(21)
Prospective yield adjustment	—	35
Balance at end of period	$122	$151

Credit Quality

The following tables summarize customer receivables, gross, including accrued interest by credit quality indicator segregated by class, as of May 4, 2012, and February 3, 2012. For DPA revolving and fixed-term loans to individual customers, Dell makes credit decisions based on propriety scorecards, which include the customer's credit history, payment history, credit usage, and other credit agency-related elements. For commercial customers, an internal grading system is utilized that assigns a credit level score based on a number of considerations, including liquidity, operating performance, and industry outlook. These credit level scores range from one to sixteen for medium and large commercial customers, which includes governmental customers. The credit level scores for DBC and small commercial customers generally range from one to six. The categories shown in the tables below segregate customer receivables based on the relative degrees of credit risk. The credit quality categories cannot be compared between the different classes as loss experience in each class varies substantially. The credit quality indicators for DPA revolving accounts are primarily as of each quarter-end date, and all others are generally updated on a periodic basis.

For the receivables shown in the below table, the higher quality category includes prime accounts which are generally of a higher credit quality that are comparable to U.S. customer FICO scores of 720 or above. The mid-category represents the mid-tier accounts that are comparable to U.S. FICO scores from 660 to 719. The lower category is generally sub-prime and represents lower credit quality accounts that are comparable to FICO scores below 660.

	May 4, 2012				February 3, 2012
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DPA
Owned since inception	$199	$387	$776	$1,362	$220	$412	$814	$1,446
Purchased	$24	$71	$195	$290	$28	$80	$229	$337
Fixed-term — Non-Commercial
Owned since inception	$2	$19	$17	$38	$2	$14	$14	$30
Purchased	$4	$29	$26	$59	$4	$32	$31	$67

For the receivables shown in the table below, the higher quality category includes receivables that are generally within Dell's top two internal credit quality levels, which typically have the lowest loss experience.  The middle category generally falls within credit levels three and four, and the lower category generally falls within Dell's bottom two credit levels, which experience higher loss rates. Although both fixed-term and revolving products generally rely on a six-level internal rating system, the grading criteria and classifications are different as the loss performance varies between these product and customer sets.  Therefore, the credit levels are not comparable between the small commercial fixed-term and DBC revolving classes.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	May 4, 2012				February 3, 2012
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DBC	$105	$95	$104	$304	$111	$98	$104	$313
Fixed-term — Small Commercial(a)	$95	$73	$96	$264	$91	$74	$85	$250
_________________
(a) During the first quarter of Fiscal 2013, Dell re-defined its internal scoring categorization for its small Commercial fixed-term customers. In connection with this change, Dell has re-categorized existing customers and has recast prior period credit quality categories for these customers to conform to the current year's classification.  This change has no impact on Dell's allowance for loss rates.

For the receivables shown in the below table, Dell's internal credit level scoring has been aggregated to their most comparable external commercial rating agency equivalents. Investment grade generally represents the highest credit quality accounts, non-investment grade represents middle quality accounts, and sub-standard represents the lowest quality accounts.

	May 4, 2012				February 3, 2012
	Investment	Non-Investment	Sub-Standard	Total	Investment	Non-Investment	Sub-Standard	Total
	(in millions)
Fixed-term — Medium and Large Commercial	$1,430	$396	$228	$2,054	$1,504	$363	$229	$2,096

Asset Securitizations

Dell transfers certain U.S. customer financing receivables to Special Purpose Entities (“SPEs”) which meet the definition of a Variable Interest Entity ("VIE") and are consolidated into Dell's Condensed Consolidated Financial Statements. The SPEs are bankruptcy remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer receivables in the capital markets. These SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Dell's risk of loss related to securitized receivables is limited to the amount of Dell's right to receive collections for assets securitized exceeding the amount required to pay interest, principal, and other fees and expenses related to the asset-backed securities. Dell provides credit enhancement to the securitization in the form of over-collateralization. Customer receivables funded via securitization through SPEs were $536 million and $499 million during the first quarters Fiscal 2013 and Fiscal 2012, respectively.

The following table shows financing receivables held by the consolidated VIEs:

	May 4, 2012	February 3, 2012
	(in millions)
Financing receivables held by consolidated VIEs, net:
Short-term, net	$1,117	$1,096
Long-term, net	455	429
Financing receivables held by consolidated VIEs, net	$1,572	$1,525

Dell's securitization programs are generally effective for 12 months and are subject to an annual renewal process. These programs contain standard structural features related to the performance of the securitized receivables. The structural features include defined credit losses, delinquencies, average credit scores, and excess collections above or below specified levels. In the event one or more of these criteria are not met and Dell is unable to restructure the program, no further funding of receivables will be permitted and the timing of Dell's expected cash flows from over-collateralization will be delayed. At

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

May 4, 2012, these criteria were met.

Structured Financing Debt

The structured financing debt related to the fixed-term lease and loan programs and the revolving loan securitization program was $1.4 billion and $1.3 billion as of May 4, 2012, and February 3, 2012, respectively. The debt is collateralized solely by the financing receivables in the programs. The debt has a variable interest rate and an average duration of 12 to 36 months based on the terms of the underlying financing receivables. As of May 4, 2012, the total debt capacity related to the securitization programs was $1.4 billion. Dell's securitization programs are structured to operate near their debt capacity. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the structured financing debt.

Dell enters into interest rate swap agreements to effectively convert a portion of the structured financing debt from a floating rate to a fixed rate.  The interest rate swaps qualify for hedge accounting treatment as cash flow hedges.  See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — BORROWINGS
The following table summarizes Dell's outstanding debt as of the dates indicated:

	May 4, 2012	February 3, 2012
	(in millions)
Long-Term Debt
Notes
$400 million issued on June 10, 2009, at 3.375% due June 2012 (“2012 Notes”)(a)	$400	$400
$600 million issued on April 17, 2008, at 4.70% due April 2013 (“2013A Notes”)(a)(b)	604	605
$500 million issued on September 7, 2010, at 1.40% due September 2013 (“2013B Notes”)	499	499
$500 million issued on April 1, 2009, at 5.625% due April 2014 (“2014A Notes”)(b)	500	500
$300 million issued on March 28, 2011, with a floating rate due April 2014 (“2014B Notes”)	300	300
$400 million issued on March 28, 2011, at 2.10% due April 2014 (“2014C Notes”)	400	400
$700 million issued on September 7, 2010, at 2.30% due September 2015 (“2015 Notes”)(b)	701	701
$400 million issued on March 28, 2011, at 3.10% due April 2016 (“2016 Notes”)(b)	401	401
$500 million issued on April 17, 2008, at 5.65% due April 2018 (“2018 Notes”)(b)	501	501
$600 million issued on June 10, 2009, at 5.875% due June 2019 (“2019 Notes”)(b)	603	602
$400 million issued on March 28, 2011, at 4.625% due April 2021 (“2021 Notes”)	398	398
$400 million issued on April 17, 2008, at 6.50% due April 2038 (“2038 Notes”)	400	400
$300 million issued on September 7, 2010, at 5.40% due September 2040 (“2040 Notes”)	300	300
Senior Debentures
$300 million issued on April 3, 1998, at 7.10% due April 2028 ("Senior Debentures")(a)	384	384
Other
Long-term structured financing debt	969	920
Less: current portion of long-term debt	(1,547)	(924)
Total long-term debt	5,813	6,387
Short-Term Debt
Commercial paper	1,188	1,500
Short-term structured financing debt	448	440
Current portion of long-term debt	1,547	924
Other	3	3
Total short-term debt	3,186	2,867
Total debt	$8,999	$9,254
____________________
(a) Includes the impact of interest rate swap terminations.
(b) Includes hedge accounting adjustments.

The estimated fair value of total debt at May 4, 2012, was approximately $9.5 billion. The fair values of the structured financing debt and other short-term debt approximate their carrying values as their interest rates vary with the market. The carrying value of the Senior Debentures, the 2012 Notes and the 2013A Notes includes an unamortized amount related to the termination of interest rate swap agreements, which were previously designated as hedges of the debt. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps. The weighted average interest rate for the short-term structured financing debt and other as of May 4, 2012, and February 3, 2012, was 0.25% and 0.28%, respectively.
Structured Financing Debt — As of May 4, 2012, Dell had $1.4 billion outstanding in structured financing debt, which was related to the fixed-term lease and loan programs and the revolving loan securitization program. Of the $1.4 billion outstanding in structured financing related debt, $991 million was current as of May 4, 2012. See Note 5 and Note 7 of the Notes to the Condensed Consolidated Financial Statements for further discussion of the structured financing debt and the interest rate swap

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

agreements that hedge a portion of that debt.

Commercial Paper — As of May 4, 2012, and February 3, 2012, there was $1.2 billion and $1.5 billion, respectively, outstanding under the commercial paper program. The weighted average interest rate on outstanding commercial paper as of May 4, 2012, and February 3, 2012 was 0.27% and 0.23%, respectively. Dell has $3.0 billion in senior unsecured revolving credit facilities, primarily to support its $2.5 billion commercial paper program. Of these credit facilities, $1.0 billion will expire on April 2, 2013, and $2.0 billion will expire on April 15, 2015. There were no outstanding advances under the revolving credit facilities as of May 4, 2012.

The indentures governing the Notes shown in the above table, the Senior Debentures, and the structured financing debt contain customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, and certain events of bankruptcy and insolvency. The indentures also contain covenants limiting Dell's ability to create certain liens; enter into sale-and-lease back transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to, another person. The senior unsecured revolving credit facilities require compliance with conditions that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio.  Dell was in compliance with all financial covenants as of May 4, 2012.

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
Dell assessed hedge ineffectiveness for foreign exchange contracts designated as cash flow hedges for the three months ended May 4, 2012, and April 29, 2011, and determined that such ineffectiveness was not material. During the three months ended May 4, 2012 ,and April 29, 2011, Dell did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on Dell's results of operations, as substantially all forecasted foreign currency transactions were realized in Dell's actual results.
In addition, Dell uses forward contracts to hedge monetary assets and liabilities denominated in a foreign currency. These contracts generally expire in three months or less, are considered economic hedges and are not designated. The change in the fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. Dell recognized gains for the change in fair value of these foreign currency forward contracts for the three months ended May 4, 2012, and April 29, 2011, of $12 million and $42 million, respectively.
Interest Rate Risk

Dell uses interest rate swaps to hedge the variability in cash flows related to the interest rate payments on structured financing debt. The interest rate swaps economically convert the variable rate on the structured financing debt to a fixed interest rate to match the underlying fixed rate being received on fixed term customer leases and loans. The duration of these contracts typically ranges from 30 to 42 months. Certain of these swaps are designated as cash flow hedges. Hedge ineffectiveness for interest rate swaps designated as cash flow hedges was not material for the three months ended May 4, 2012, and April 29, 2011.

Periodically, Dell also uses interest rate swaps designated as fair value hedges to modify the market risk exposures in connection with long-term debt to achieve primarily LIBOR-based floating interest expense. As of May 4, 2012, Dell had outstanding interest rate swaps that economically hedge a portion of its interest rate exposure on certain tranches of its long-term debt. Hedge ineffectiveness for interest rate swaps designated as fair value hedges was not material for the three months ended May 4, 2012. Dell did not have any interest rate contracts designated as fair value hedges at April 29, 2011.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Notional Amounts of Outstanding Derivative Instruments

The notional amounts of Dell's outstanding derivative instruments are as follows as of the dates indicated:

	May 4, 2012	February 3, 2012
	(in millions)
Foreign Exchange Contracts
Designated as cash flow hedging instruments	$4,230	$4,549
Non-designated as hedging instruments	394	168
Total	$4,624	$4,717

Interest Rate Contracts
Designated as fair value hedging instruments	$800	$650
Designated as cash flow hedging instruments	806	751
Non-designated as hedging instruments	142	132
Total	$1,748	$1,533

Derivative Instruments Additional Information
The unrealized net loss for interest rate swaps and foreign currency exchange contracts, recorded as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Financial Position, as of May 4, 2012, and February 3, 2012, was $51 million and $40 million, respectively.
Dell has reviewed the existence and nature of credit-risk-related contingent features in derivative trading agreements with its counterparties. Certain agreements contain clauses under which, if Dell's credit ratings were to fall below investment grade upon a change of control of Dell, counterparties would have the right to terminate those derivative contracts where Dell is in a net liability position. As of May 4, 2012, there had been no such triggering events.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Effect of Derivative Instruments on the Consolidated Statements of Financial Position and the Consolidated Statements of Income

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
(in millions)
For the three months ended May 4, 2012
		Total net revenue	$(3)
Foreign exchange contracts	$(25)	Total cost of net revenue	(11)
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$—
Total	$(25)		$(14)		$—

For the three months ended April 29, 2011
		Total net revenue	$(150)
Foreign exchange contracts	$(235)	Total cost of net revenue	(17)
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$—
Total	$(235)		$(167)		$—

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments in the Consolidated Statements of Financial Position
Dell presents its foreign exchange derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The fair value of those derivative instruments presented on a gross basis as of each date indicated below was as follows:

	May 4, 2012
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$151	$—	$24	$—	$175
Foreign exchange contracts in a liability position	(111)	—	(31)	—	(142)
Interest rate contracts in an asset position	—	9	—	—	9
Interest rate contracts in a liability position	—	—	—	(2)	(2)
Net asset (liability)	40	9	(7)	(2)	40
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	51	—	3	—	54
Foreign exchange contracts in a liability position	(16)	—	(13)	—	(29)
Net asset (liability)	35	—	(10)	—	25
Total derivatives at fair value	$75	$9	$(17)	$(2)	$65

	February 3, 2012
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$266	$—	$2	$—	$268
Foreign exchange contracts in a liability position	(140)	—	(7)	—	(147)
Interest rate contracts in an asset position	—	8	—	—	8
Interest rate contracts in a liability position	—	—	—	(3)	(3)
Net asset (liability)	126	8	(5)	(3)	126
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	67	—	1	—	68
Foreign exchange contracts in a liability position	(61)	—	(10)	—	(71)
Net asset (liability)	6	—	(9)	—	(3)
Total derivatives at fair value	$132	$8	$(14)	$(3)	$123

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 — ACQUISITIONS

During the three months ended May 4, 2012, Dell completed its acquisitions of all of the outstanding shares of AppAssure Software, Inc. and Clerity Solutions, Inc. Cash used for acquisitions, net of cash acquired, which primarily consisted of AppAssure Software Inc. and Clerity Solutions, Inc.,was $245 million for the three months ended May 4, 2012.

Subsequent to May 4, 2012, Dell completed its acquisitions of SonicWALL Inc. (“SonicWALL”), Wyse Technology, Inc., ("Wyse Technology"), and Make Technologies Inc. The total estimated purchase price for all of the outstanding shares for all of these acquisitions, which primarily consists of SonicWALL and Wyse Technology, was approximately $2.2 billion. As of the date of issuance of these financial statements, the initial purchase accounting was not complete for these acquisitions. SonicWALL is a global technology company that offers advanced network security and data protection. Wyse Technology is a global provider of client computing solutions designed to extend desktop virtualization offerings.

All of the above acquisitions will be integrated into Dell's Commercial segments. There was no contingent consideration related to any of these acquisitions. Dell has not presented pro forma results of operations for the foregoing acquisitions because they are not material to Dell's Condensed Consolidated Results of Operations, Statement of Comprehensive Income, Financial Position, or Cash Flows on either an individual or an aggregate basis.

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill allocated to Dell's business segments as of May 4, 2012, and February 3, 2012, and changes in the carrying amount of goodwill for the three months ended May 4, 2012, were as follows:

	Large Enterprise	Public	Small and Medium Business	Consumer	Total
	(in millions)
Balance at February 3, 2012	$2,222	$2,547	$759	$310	$5,838
Goodwill acquired during the period	57	56	46	—	159
Adjustments	3	2	3	—	8
Balance at May 4, 2012	$2,282	$2,605	$808	$310	$6,005

Goodwill is tested for impairment on an annual basis during the second fiscal quarter, or sooner if an indicator of impairment occurs. Based on the results of the annual impairment test, no impairment of goodwill existed at July 30, 2011. Further, no triggering events have transpired since July 30, 2011 that would indicate a potential impairment of goodwill as of May 4, 2012. Dell did not have any accumulated goodwill impairment charges as of May 4, 2012.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Intangible Assets
Dell's intangible assets associated with completed acquisitions at May 4, 2012, and February 3, 2012, were as follows:

	May 4, 2012			February 3, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$1,592	$(552)	$1,040	$1,569	$(506)	$1,063
Technology	1,183	(548)	635	1,156	(490)	666
Non-compete agreements	71	(45)	26	70	(42)	28
Tradenames	84	(44)	40	81	(41)	40
Amortizable intangible assets	2,930	(1,189)	1,741	2,876	(1,079)	1,797
In-process research and development	34	—	34	34	—	34
Indefinite lived intangible assets	26	—	26	26	—	26
Total intangible assets	$2,990	$(1,189)	$1,801	$2,936	$(1,079)	$1,857

Amortization expense related to finite-lived intangible assets was approximately $110 million and $92 million for the three months ended May 4, 2012, and April 29, 2011, respectively. There were no material impairment charges related to intangible assets for the three months ended May 4, 2012, and April 29, 2011.
Estimated future annual pre-tax amortization expense of finite-lived intangible assets as of May 4, 2012, over the next five fiscal years and thereafter is as follows:

Fiscal Years	(in millions)
2013 (remaining nine months)	$299
2014	376
2015	283
2016	237
2017	195
Thereafter	351
Total	$1,741

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 — WARRANTY AND DEFERRED EXTENDED WARRANTY REVENUE
Dell records liabilities for its standard limited warranties at the time of sale for the estimated costs that may be incurred. The liability for standard warranties is included in accrued and other current liabilities and other non-current liabilities in the Condensed Consolidated Statements of Financial Position. Revenue from the sale of extended warranties is recognized over the term of the contract or when the service is completed, and the costs associated with these contracts are recognized as incurred. Deferred extended warranty revenue is included in deferred services revenue in the Condensed Consolidated Statements of Financial Position. Changes in Dell's liabilities for standard limited warranties and deferred services revenue related to extended warranties are presented in the following tables for the periods indicated:

	Three Months Ended
	May 4, 2012	April 29, 2011
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$888	$895
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(a)(b)	283	293
Service obligations honored	(309)	(257)
Warranty liability at end of period	$862	$931
Current portion	$558	$620
Non-current portion	304	311
Warranty liability at end of period	$862	$931

	Three Months Ended
	May 4, 2012	April 29, 2011
	(in millions)
Deferred extended warranty revenue:
Deferred extended warranty revenue at beginning of period	$7,002	$6,416
Revenue deferred for new extended warranties(b)	1,006	1,068
Revenue recognized	(964)	(895)
Deferred extended warranty revenue at end of period	$7,044	$6,589
Current portion	$3,308	$3,060
Non-current portion	3,736	3,529
Deferred extended warranty revenue at end of period	$7,044	$6,589
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

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Legal Matters — Dell is involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time to time in the ordinary course of its business, including those identified below, consisting of matters involving consumer, antitrust, tax, intellectual property, and other issues on a global basis. Dell accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. Dell reviews these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and Dell's views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in Dell's accrued liabilities would be recorded in the period in which such determination is made. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made. The following is a discussion of Dell's significant legal matters and other proceedings:

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

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

As of May 4, 2012, Dell does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters may have been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, Dell's business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on Dell's business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 — INCOME AND OTHER TAXES

Dell's effective income tax rate was 19.8% and 19.2% for the first quarters of Fiscal 2013 and Fiscal 2012, respectively. The slight year-over-year increase in Dell's effective income tax rate for the three months ended May 4, 2012, was primarily attributable to a decrease in the proportion of taxable income attributable to lower tax jurisdictions. In addition, Dell's effective tax rate was impacted by the expiration of certain beneficial U.S. tax statutes that have not been extended. The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 35% principally result from Dell's geographical distribution of taxable income and differences between the book and tax treatment of certain items. In certain jurisdictions, Dell's tax rate is significantly less than the applicable statutory rate as a result of tax holidays. Dell's significant tax holidays expire in whole or in part during Fiscal 2016 through Fiscal 2021. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The income tax rate for future quarters of Fiscal 2013 will be impacted by the actual mix of jurisdictions in which income is generated.

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

Judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Dell's net unrecognized tax benefits, included in other non-current liabilities in its Condensed Consolidated Statement of Financial Position, were $2.6 billion as of May 4, 2012, and as of February 3, 2012. If recognized, these tax benefits would favorably affect Dell's effective tax rate. Although the timing of income tax audit resolutions and negotiations with taxing authorities is highly uncertain, Dell does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

Dell takes certain non-income tax positions in the jurisdictions in which it operates and has received certain non-income tax assessments from various jurisdictions. Dell believes that a material loss in these matters is not probable and it is not reasonably possible that a material loss exceeding amounts already accrued has been incurred.  Dell believes its positions in these non-income tax litigation matters are supportable and that it will ultimately prevail. In the normal course of business, Dell's positions and conclusions related to its non-income taxes could be challenged and assessments may be made. To the extent new information is obtained and Dell's views on its positions, probable outcomes of assessments, or litigation change, changes in estimates to Dell's accrued liabilities would be recorded in the period in which such determination is made.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 — EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Accordingly, certain stock-based incentive awards have been excluded from the calculation of diluted earnings per share totaling 106 million and 167 million common shares for the three months ended May 4, 2012, and April 29, 2011, respectively.
The following table sets forth the computation of basic and diluted earnings per share for the three months ended May 4, 2012, and April 29, 2011:

	Three Months Ended
	May 4, 2012	April 29, 2011
	(in millions, except per share amounts)
Numerator:
Net income	$635	$945
Denominator:
Weighted-average shares outstanding:
Basic	1,759	1,908
Effect of dilutive options, restricted stock units, restricted stock, and other	15	15
Diluted	1,774	1,923
Earnings per share:
Basic	$0.36	$0.50
Diluted	$0.36	$0.49

NOTE 14 — SEGMENT INFORMATION
The business segments disclosed in the accompanying Condensed Consolidated Financial Statements are based on information reviewed by Dell's management to evaluate the business segment results. Dell's measure of segment operating income for management reporting purposes excludes severance and facility closure expenses and acquisition-related charges, broad based long-term incentives, and amortization of intangible assets.
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
In the first quarter of Fiscal 2013, Dell made certain segment realignments in order to conform to the way Dell now internally manages segment performance.  These realignments affected all of Dell's operating segments, but primarily consisted of the transfer of small office business customers from its SMB operating segment to its Consumer segment.  Dell has recast prior period amounts to provide visibility and comparability.  None of these changes impact Dell's previously reported consolidated net revenue, gross margin, operating income, net income, or earnings per share.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents net revenue by Dell's reportable global segments as well as a reconciliation of consolidated segment operating income to Dell's consolidated operating income:

	Three Months Ended
	May 4, 2012	April 29, 2011
	(in millions)
Net revenue:
Large Enterprise	$4,436	$4,587
Public	3,466	3,621
Small and Medium Business	3,477	3,355
Consumer	3,043	3,454
Total	$14,422	$15,017
Consolidated operating income:
Large Enterprise	$402	$516
Public	271	352
Small and Medium Business	389	435
Consumer	32	170
Segment operating income	1,094	1,473
Broad based long-term incentives(a)	(84)	(97)
Amortization of intangible assets	(110)	(92)
Severance and facility actions and acquisition-related costs (a)(b)	(76)	(72)
Total	$824	$1,212
____________________

(a)	Broad based long-term incentives includes stock-based compensation and other long-term incentive awards, but excludes any costs related to acquisitions.

(b)	Acquisition-related costs consist primarily of retention payments, integration costs, and consulting fees.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All percentage amounts and ratios presented in this management's discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal periods. Our fiscal year is the 52 or 53 week period ending on the Friday nearest January 31. The fiscal year ending February 1, 2013 ("Fiscal 2013") will be a 52 week period. Unless the context indicates otherwise, references in this management’s discussion and analysis to “we,” “us,” “our” and “Dell” mean Dell Inc. and our consolidated subsidiaries. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 3, 2012, and the Consolidated Financial Statements and related notes included in that report.

INTRODUCTION
We are a leading integrated technology solutions provider in the IT industry. We built our reputation through listening to customers and developing solutions that meet customer needs. We are focused on providing long-term value creation through the delivery of customized solutions that make technology more efficient, more accessible, and easier to manage. Our four customer-centric, global business segments are Large Enterprise, Public, Small and Medium Business ("SMB"), and Consumer. We also refer to our Large Enterprise, Public, and SMB segments as “Commercial.”

A key component of our business strategy is to continue shifting our portfolio to products and services that provide higher-value and recurring revenue streams over time. As part of this strategy, we emphasize expansion of our enterprise solutions and services, which include servers, networking, storage, and services. We believe the most attractive areas for profitable growth include data center and information management as well as client and cloud computing. We believe software will enhance our enterprise solutions, and accordingly, in early Fiscal 2013, we launched our newly formed software group to expand our ability to execute in strategic areas that are important to our customers. We now have four solutions groups to support our global business segments: enterprise solutions, services, end-user computing, and software.

Emerging countries, which include a vast majority of the world's population, are attractive growth opportunities for technology expansion. In recent years, we have focused much of our investment in Growth Countries, which we define as non-U.S. markets excluding Western Europe, Canada, and Japan, with a particular focus on BRIC, which consists of Brazil, Russia, India, and China.

Our strategic transformation has contributed to significant improvements in our operating margins over time. We employ a collaborative approach to product design and development in which our engineers, with direct customer input, design innovative solutions and work with a global network of technology companies to architect new system designs, influence the direction of future development, and integrate new technologies into our products. Through this collaborative, customer-focused approach, we strive to deliver new and relevant products and services to the market quickly and efficiently. For our client business, we have directed our development efforts towards streamlining our product portfolio and focusing on product leadership by developing next generation capabilities. We continue to invest in the enhancement of our sales and marketing functions. Over time, we have added new distribution channels, such as retail, system integrators, value-added resellers, and distributors, to expand our access to more end-users around the world.

We supplement organic growth with a disciplined acquisition program targeting businesses that will expand our portfolio of higher-margin enterprise solutions offerings. We emphasize acquisitions of companies with portfolios that we can leverage with our global customer base and distribution. Since the beginning of Fiscal 2012, we have acquired several businesses that extend our core capabilities in a variety of enterprise offerings, including storage, networking, systems management appliance, virtualized server, data center, and desktop solutions, and software-as-a-service application integration, as well as enabled expansion of our customer financing activities. We completed five of these acquisitions in Fiscal 2013, including our acquisitions of SonicWALL and Wyse Technology. The comparability of our results of operations for the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012 is affected by these acquisitions, although the impact is not material. For further discussion regarding our acquisitions, see Note 8 of the Notes to the Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

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

RESULTS OF OPERATIONS
Consolidated Operations
The following table summarizes our consolidated results of operations for the three months ended May 4, 2012, and April 29, 2011:

	Three Months Ended
	May 4, 2012			April 29, 2011
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except per share amounts and percentages)
Net revenue:
Product	$11,423	79.2%	(5)%	$12,059	80.3%
Services, including software related	2,999	20.8%	1%	2,958	19.7%
Total net revenue	$14,422	100.0%	(4)%	$15,017	100.0%
Gross margin:
Product	$2,093	18.3%	(20)%	$2,623	21.8%
Services, including software related	974	32.5%	20%	809	27.3%
Total gross margin	$3,067	21.3%	(11)%	$3,432	22.9%
Operating expenses	$2,243	15.6%	1%	$2,220	14.8%
Operating income	$824	5.7%	(32)%	$1,212	8.1%
Net income	$635	4.4%	(33)%	$945	6.3%
Earnings per share - diluted	$0.36	N/A	(27)%	$0.49	N/A

Other Financial Information (a)
Non-GAAP gross margin	$3,167	22.0%	(10)%	$3,511	23.4%
Non-GAAP operating expenses	$2,157	15.0%	1%	$2,135	14.2%
Non-GAAP operating income	$1,010	7.0%	(27)%	$1,376	9.2%
Non-GAAP net income	$761	5.3%	(28)%	$1,050	7.0%
Non-GAAP earnings per share - diluted	$0.43	N/A	(22)%	$0.55	N/A
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

Overview

For the first quarter of Fiscal 2013, our total net revenue decreased 4%. Our sales force execution was below expectations, impacting our results this quarter. We have taken actions going into the second quarter of Fiscal 2013 to optimize our sales coverage and increase our focus on selling integrated offerings, and we are confident these actions will improve our sales efficiency as we move through Fiscal 2013.

Revenue from our Commercial segments decreased 2%, and represented approximately 79% of our total net revenue. The decrease in our Commercial revenue was due in part to delayed spending from our Large Enterprise customers and budgetary constraints that impacted our Public customers. Revenue in our SMB segment increased, which was driven by revenue from our enterprise solutions and services offerings. Revenue from our Consumer customers decreased 12%, and represented approximately 21% of our total net revenue for the first quarter of Fiscal 2013. We experienced a competitive pricing environment in our Consumer business, and we limited our participation in low-value client products, particularly in Growth Countries. Overall, revenue from our enterprise solutions and services increased 2%, while revenue from our client products decreased 6%. During the first quarter of Fiscal 2013, revenue from enterprise solutions and services represented 31% of total revenue, and gross margin from this area represented 50% of total gross margin.

During the first quarter of Fiscal 2013, our consolidated operating income as a percentage of net revenue decreased 240 basis points to 5.7%. Operating income as a percentage of net revenue from our Commercial segments decreased 200 basis points to 9.3% for the first quarter of Fiscal 2013, while our Consumer operating income percentage decreased 380 basis points to 1.1%. The decrease in operating income percentage for the first quarter of Fiscal 2013 was primarily driven by reduced product gross margin percentage, particularly for our client products, the effect of which was partially offset by higher gross margin percentage associated with our services offerings. Our operating expenses as a percentage of revenue also increased, which further reduced our operating income percentage.

As of May 4, 2012, we had $17.2 billion of total cash, cash equivalents, and investments, compared to $18.2 billion as of February 3, 2012. Cash used in operating activities was $138 million during the first quarter of Fiscal 2013, compared to cash flow from operations of $465 million during the first quarter of Fiscal 2012. As of May 4, 2012, we had $9.0 billion in total debt, compared to $9.3 billion in total debt as of February 3, 2012.

We are committed to our strategic transformation, and we will continue to make investments that improve our end-to-end solutions capabilities. In the long-run, we believe that we will profitably grow revenue and operating income through the expansion of our enterprise solutions and services, although this growth will not always be linear. We will continue to monitor the dynamics of our industry and adjust as necessary to optimize operating income and cash flow. We believe sequential revenue growth for the second quarter will be consistent with normal seasonality.
Revenue

•
Product Revenue — Product revenue decreased 5% during the first quarter of Fiscal 2013. We experienced a competitive pricing environment during the first quarter of Fiscal 2013, particularly for our client products. See "Revenue by Product and Services Categories" for further information regarding product revenue.

•
Services Revenue, including software related — Services revenue, including software related, increased by 1% for the first quarter of Fiscal 2013. Our services revenue performance during the first quarter of Fiscal 2013 was attributable to a 4% increase in revenue from services, excluding software related, largely offset by a 5% decrease in third-party software revenue, which has been impacted by a continued reduction of our participation in non-strategic areas. The increase in revenue from services, including software related, was driven by growth in our SMB and Large Enterprise segments, partially offset by a decline in services revenue from our Public and Consumer segments.

Revenue from outside the U.S. decreased 2% to $7.5 billion and represented 52% of total net revenue for the first quarter of Fiscal 2013, while revenue from the U.S. decreased 6% to $6.9 billion. Revenue from Growth Countries was essentially unchanged, as we experienced a more competitive pricing environment in these markets. We experienced 9% growth in revenue from China, which was offset by declines in revenue from other Growth Countries, as we focused on optimizing profitability. We continue to view these markets, which include the vast majority of the world's population, as a long-term growth opportunity. Accordingly, we are continuing to tailor solutions to meet specific regional needs of these markets, and enhance relationships within these regions to provide customer choice and flexibility.

We manage our business on a U.S. dollar basis and factor foreign currency exchange rate movements into our pricing decisions. In addition, we utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time.  As a result of our hedging programs, the impact of foreign currency movements was not material to our total net revenue for the first quarter of Fiscal 2013.
Gross Margin

•
Products — During the first quarter of Fiscal 2013, product gross margins decreased in absolute dollars and in gross margin percentage. Product gross margin percentage decreased to 18.3% for the first quarter of Fiscal 2013 from 21.8% for the first quarter of Fiscal 2012. The decline in product gross margins was driven by a more competitive pricing environment as we moved through Fiscal 2012 into Fiscal 2013, particularly for our client products.

•
Services, including software related — During the first quarter of Fiscal 2013, our gross margin for services, including software related, increased in absolute dollars and in gross margin percentage. Our gross margin percentage for services, including software related, increased to 32.5% for the first quarter of Fiscal 2013 from 27.3% for the first quarter of Fiscal 2012. The increase in gross margin for services, including software related, was primarily driven by increases in gross margin percentages from our support and deployment services, which primarily consist of extended warranty services, and our infrastructure, cloud, and security services. In addition, software gross margins increased in absolute dollars and in gross margin percentage.

Total gross margin for the first quarter of Fiscal 2013 decreased 11% and 10% on a GAAP and non-GAAP basis, respectively. Total gross margin on a GAAP basis for the first quarter of Fiscal 2013 was $3.1 billion, compared to $3.2 billion on a non-GAAP basis. Gross margin on a GAAP basis for the first quarters of Fiscal 2013 and Fiscal 2012 includes the effects of amortization of intangible assets and of severance and facility action costs and acquisition-related charges. As set forth in the reconciliation under "Non-GAAP Financial Measures" below, these items are excluded from the calculation of non-GAAP gross margin for the first quarters of Fiscal 2013 and Fiscal 2012. Amortization of intangible assets included in GAAP gross margin increased 24% to $88 million for the first quarter of Fiscal 2013. The increase in amortization of intangibles for the first quarter of Fiscal 2013 was primarily attributable to an increase in purchased intangible assets over the period.

Thailand

In the third quarter of Fiscal 2012, several regions of Thailand experienced severe flooding, causing damage to infrastructure and factories that has significantly impacted the hard disk drive ("HDD") supply chain. As previously reported, during the fourth quarter of Fiscal 2012, we entered into purchase commitments with certain HDD suppliers to ensure continuity of supply for these components. These purchase agreements have terms expiring on various dates through December 2012. In general, we experienced better supply of HDDs in the first quarter of Fiscal 2013; although we continued to manage supply availability to our customers. We expect the impact of the HDD situation to improve as we move through Fiscal 2013.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally not long-term in nature, but instead are typically negotiated at the beginning of each quarter. Because of the fluid nature of these ongoing negotiations, which reflect changes in the competitive environment, the timing and amount of rebates and other discounts we receive under the programs may vary from period to period. Since we manage our component costs on a total net cost basis, any fluctuations in the timing and amount of rebates and other discounts we receive from vendors may not necessarily result in material changes to our gross margin. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the first quarters of Fiscal 2013 and Fiscal 2012 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any programmatic changes to vendor pricing and rebate programs that will significantly impact our results in the near term.

In addition, we have pursued legal action against certain vendors and are currently involved in negotiations with other vendors regarding their past pricing practices.  We have negotiated settlements with some of these vendors and may have additional settlements in future quarters.  These settlements are allocated to our segments based on the relative amount of affected vendor products used by each segment. Our gross margins for the first quarters of Fiscal 2013 and Fiscal 2012 were not materially affected by negotiated vendor settlements, including settlements related to past pricing practices.

Operating Expenses
The following table presents information regarding our operating expenses for the three months ended May 4, 2012, and April 29, 2011:

	Three Months Ended
	May 4, 2012			April 29, 2011
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$2,009	13.9%	(1)%	$2,025	13.5%
Research, development, and engineering	234	1.7%	20%	195	1.3%
Total operating expenses	$2,243	15.6%	1%	$2,220	14.8%

Other Financial Information
Non-GAAP operating expenses (a)	$2,157	15.0%	1%	$2,135	14.2%

(a) For a reconciliation of non-GAAP operating expenses to operating expenses prepared in accordance with GAAP, see “Non-GAAP Financial Measures” below.

•
Selling, General, and Administrative — During the first quarter of Fiscal 2013, selling, general, and administrative ("SG&A") expenses decreased 1%. During the first quarter of Fiscal 2013, we experienced a 2% increase in compensation-related expenses, excluding severance-related costs, which was driven by a 2% increase in headcount, primarily due to acquisitions. This increase was offset by a decrease in other general and administrative expenses.

•
Research, Development, and Engineering — During the first quarter of Fiscal 2013, research, development, and engineering expenses were 1.7% of net revenue, compared to 1.3% in the prior year. This increase reflects our focus to shift our investments to research and development activities that support our initiatives that grow our enterprise solutions, services, and software offerings.

Total operating expenses for the first quarter of Fiscal 2013 increased 1% to $2.2 billion on both a GAAP and non-GAAP basis. Operating expenses on a GAAP basis for the first quarters of Fiscal 2013 and Fiscal 2012 includes the effects of amortization of intangible assets and of severance and facility action costs and acquisition-related charges. In aggregate, these charges were essentially unchanged for the first quarter of Fiscal 2013. As set forth in the reconciliation under “Non-GAAP Financial Measures” below, these items are excluded from the calculation of non-GAAP operating expenses for the first quarters of Fiscal 2013 and Fiscal 2012.

Operating and Net Income

•
Operating Income — During the first quarter of Fiscal 2013, operating income decreased 32% to $824 million on a GAAP basis and 27% to $1.0 billion on a non-GAAP basis. This decrease was attributable to declines in revenue and declines in product gross margin percentage, the effects of which were partially offset by improved gross margin percentages for services, including software related.

•
Net Income — During the first quarter of Fiscal 2013, net income decreased 33% to $635 million on a GAAP basis and 28% to $761 million on a non-GAAP basis. Net income was impacted by decreases in operating income and a higher effective tax rate, the effects of which were partially offset by favorable changes in interest and other, net. See “Income and Other Taxes” and “Interest and Other, Net” below for a discussion of our effective tax rates and interest and other, net.

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

The non-GAAP financial measures presented in this report include non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, and non-GAAP earnings per share. These non-GAAP financial measures, as defined by us, represent the comparable GAAP measures adjusted to exclude severance and facility action costs and acquisition-related charges and amortization of purchased intangible assets related to acquisitions, and for non-GAAP net income and non-GAAP earnings per share, the aggregate adjustment for income taxes related to the exclusion of such items. We provide more detail below regarding each of these items and our reasons for excluding them. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items. Accordingly, the exclusion of these items and other similar items in our non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent, or unusual.

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

•
Amortization of Intangible Assets — Amortization of purchased intangible assets consists primarily of amortization of customer relationships, acquired technology, non-compete covenants, and trade names purchased in connection with business acquisitions. We incur charges relating to the amortization of these intangibles, and those charges are included in our Condensed Consolidated Financial Statements. Amortization charges for our purchased intangible assets are inconsistent in amount from period to period and are significantly impacted by the timing and magnitude of our acquisitions. Consequently, we exclude these charges for purposes of calculating the non-GAAP financial measures to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Aggregate Adjustment for Income Taxes —The aggregate adjustment for income taxes is the estimated combined income tax effect for the items described above. The tax effects are determined based on the jurisdictions where the items were incurred.

The table below presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for each of the three months ended May 4, 2012, and April 29, 2011:

	Three Months Ended
	May 4, 2012	% Change	April 29, 2011
	(in millions, except percentages)
GAAP gross margin	$3,067	(11)%	$3,432
Non-GAAP adjustments:
Amortization of intangibles	88		71
Severance and facility actions and acquisition-related costs	12		8
Non-GAAP gross margin	$3,167	(10)%	$3,511

GAAP operating expenses	$2,243	1%	$2,220
Non-GAAP adjustments:
Amortization of intangibles	(22)		(21)
Severance and facility actions and acquisition-related costs	(64)		(64)
Non-GAAP operating expenses	$2,157	1%	$2,135

GAAP operating income	$824	(32)%	$1,212
Non-GAAP adjustments:
Amortization of intangibles	110		92
Severance and facility actions and acquisition-related costs	76		72
Non-GAAP operating income	$1,010	(27)%	$1,376

GAAP net income	$635	(33)%	$945
Non-GAAP adjustments:
Amortization of intangibles	110		92
Severance and facility actions and acquisition-related costs	76		72
Aggregate adjustment for income taxes	(60)		(59)
Non-GAAP net income	$761	(28)%	$1,050

GAAP earnings per share - diluted	$0.36	(27)%	$0.49
Non-GAAP adjustments per share - diluted	0.07		0.06
Non-GAAP earnings per share - diluted	$0.43	(22)%	$0.55

	Three Months Ended
	May 4, 2012	April 29, 2011
Percentage of Total Net Revenue
GAAP gross margin	21.3%	22.9%
Non-GAAP adjustments	0.7%	0.5%
Non-GAAP gross margin	22.0%	23.4%

GAAP operating expenses	15.6%	14.8%
Non-GAAP adjustments	(0.6)%	(0.6)%
Non-GAAP operating expenses	15.0%	14.2%

GAAP operating income	5.7%	8.1%
Non-GAAP adjustments	1.3%	1.1%
Non-GAAP operating income	7.0%	9.2%

GAAP net income	4.4%	6.3%
Non-GAAP adjustments	0.9%	0.7%
Non-GAAP net income	5.3%	7.0%

Segment Discussion

Our four global business segments are Large Enterprise, Public, Small and Medium Business, and Consumer.

Severance and facility actions and acquisition-related charges, broad based, long-term incentive expenses, and amortization of purchased intangible assets, are not allocated to the reporting segments as management does not believe that these items are reflective of the underlying operating performance of the reporting segments. These costs totaled $270 million and $261 million for the first quarters of Fiscal 2013 and Fiscal 2012, respectively.

In the first quarter of Fiscal 2013, we made certain segment realignments in order to conform to the way we now internally manage segment performance.  These realignments affected all of our operating segments, but primarily consisted of the transfer of small office business customers from our SMB operating segment to our Consumer segment.  We have recast prior period amounts to provide visibility and comparability.  None of these changes impact our previously reported consolidated net revenue, gross margin, operating income, net income, or earnings per share. See Note 14 of the Notes to the Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information and a reconciliation of segment revenue and operating income to consolidated revenue and operating income.

The following table presents our net revenue and operating income by our reportable global segments:

	Three Months Ended
	May 4, 2012			April 29, 2011
	Dollars	% of Revenue(a)	% Change	Dollars	% of Revenue(a)
	(in millions, except percentages)
Large Enterprise
Net revenue	$4,436	31%	(3)%	$4,587	31%
Operating income	$402	9.1%	(22)%	$516	11.2%
Public
Net revenue	$3,466	24%	(4)%	$3,621	24%
Operating income	$271	7.8%	(23)%	$352	9.7%
Small and Medium Business
Net revenue	$3,477	24%	4%	$3,355	22%
Operating income	$389	11.2%	(10)%	$435	13.0%
Consumer
Net revenue	$3,043	21%	(12)%	$3,454	23%
Operating income	$32	1.1%	(81)%	$170	4.9%
 _______________________

(a)	Operating income percentage of revenue is stated in relation to the respective segment.

•
Large Enterprise — During the first quarter of Fiscal 2013, Large Enterprise experienced a 3% decrease in revenue which was due to the sales execution issues we experienced as well as delayed spending from our Large Enterprise customers. Revenue across all product lines decreased, except for services revenue, which increased 9%. Revenue from servers and networking and storage decreased 5% and 17%, respectively, while revenue from software and peripherals, mobility products, and desktop PC revenue decreased 12%, 3%, and 1%, respectively. At a regional level, Large Enterprise revenue from the Americas and the Asia Pacific and Japan region ("APJ") decreased during the first quarter of Fiscal 2013, while revenue from Europe, the Middle East, and Africa ("EMEA") increased. The decline in revenue from the Americas was primarily driven by a decline in revenue from the U.S.

During the first quarter of Fiscal 2013, Large Enterprise's operating income as a percentage of revenue decreased 210 basis points to 9.1%. This decrease was primarily attributable to declines in gross margin for our products, partially offset by an increase in gross margins attributable to our services, including software related. To a lesser extent, the decrease in Large Enterprise's operating income was also impacted by a 4% increase in operating expenses, primarily attributable to higher selling and marketing costs.

•
Public — During the first quarter of Fiscal 2013, Public experienced a 4% decrease in revenue which was attributable to the sales execution issues we experienced as well as budgetary constraints on public spending. During the first quarter of Fiscal 2013, revenue from all product lines decreased, except for revenue from servers and networking, which was essentially unchanged. Revenue from storage and services decreased 11% and 2%, respectively, while revenue from software and peripherals, mobility products, and desktop PC revenue decreased 7%, 9%, and 2%, respectively. At a regional level, Public revenue from the Americas decreased during the first quarter of Fiscal 2013, primarily driven by a decline in revenue from the U.S., while revenue from APJ and EMEA was essentially unchanged.

During the first quarter of Fiscal 2013, Public's operating income as a percentage of net revenue decreased 190 basis points to 7.8%. This decrease was primarily attributable to declines in gross margin for our products, partially offset by an increase in gross margins attributable to our services, including software related.

•
Small and Medium Business — During the first quarter of Fiscal 2013, SMB experienced a 4% increase in revenue which was primarily attributable to increases in enterprise solutions and services revenue, partially offset by a decrease in mobility and desktop PC revenue. Revenue from servers and networking, storage, and services increased 16%, 7%, and 23%, respectively. Revenue from software and peripherals increased 1%, while mobility revenue and revenue from desktop PCs decreased 5% and 2%, respectively. SMB experienced revenue growth across all regions, led by a 10% increase in revenue from APJ.

During the first quarter of Fiscal 2013, SMB's operating income as a percentage of net revenue decreased 180 basis points to 11.2%. This decrease was primarily attributable to declines in gross margin for our products and increased operating expenses, partially offset by an increase in gross margins attributable to our services, including software related.

•
Consumer — During the first quarter of Fiscal 2013, Consumer experienced a 12% decrease in revenue. Revenue from all product and services categories decreased during the first quarter of Fiscal 2013, except desktop PC revenue, which increased 2%. The increase in desktop PC revenue was driven by a 13% increase in units sold, largely offset by a 9% decrease in average selling prices. The overall decrease in consumer revenue was primarily attributable to a 15% decline in mobility product revenue, driven by an 11% decrease in units sold and a 5% decrease in average selling prices. Revenue from software and peripherals decreased 9%, and Consumer services revenue decreased 13%, primarily due to a decrease in client units sold. Consumer revenue was impacted in the first quarter of Fiscal 2013 as we limited our participation in lower-value offerings, such as low-value notebooks and software and peripherals, particularly in Growth Countries. In addition, we experienced competition from alternative mobile computing devices, including tablets and smart phones. Consumer experienced declines in revenue across all regions, particularly in the Americas, driven by a decline in revenue from the U.S. Revenue from Growth Countries decreased 6%, although revenue from BRIC continued to increase overall.

During the first quarter of Fiscal 2013, Consumer's operating income as a percentage of net revenue decreased 380 basis points to 1.1%. The decrease in operating income percentage was primarily attributable to the competitive pricing environment we experienced in the first quarter of Fiscal 2013.

Revenue by Product and Services Categories
We design, develop, manufacture, market, sell, and support a wide range of products that in many cases are customized to individual customer requirements. Our products are organized into enterprise and client categories. Our enterprise products include servers and networking, and storage products. Client products include mobility and desktop PC products. Our services include a broad range of configurable IT and business services, including support and deployment services, infrastructure, cloud, and security services, and applications and business process services. We also offer software and peripheral products.
The following table summarizes our net revenue by product and services categories for the three months ended May 4, 2012, and April 29, 2011:

	Three Months Ended
	May 4, 2012			April 29, 2011
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except percentages)
Net revenue:
Enterprise solutions and services:
Enterprise solutions:
Servers and networking	$2,017	14%	2%	$1,973	13%
Storage	444	3%	(8)%	481	3%
Services	2,071	14%	4%	1,984	13%
Software and peripherals	2,386	17%	(7)%	2,567	17%
Client:
Mobility	4,236	29%	(10)%	4,716	32%
Desktop PCs	3,268	23%	(1)%	3,296	22%
Total net revenue	$14,422	100%	(4)%	$15,017	100%

•	Enterprise Solutions and Services

▪Enterprise Solutions:

•
Servers and Networking — The increase in our servers and networking revenue for the first quarter of Fiscal 2013 as compared to the first quarter of Fiscal 2012 was primarily driven by our acquisition of Force10 Networks Inc., which expanded our networking offerings, as well as an increase in revenue from our PowerConnect line of networking products. This increase was partially offset by a decrease in revenue, as we saw a decline in average selling prices for our servers, which was largely offset by an increase in unit demand. At the end of the first quarter of Fiscal 2013, we launched our next generation line of servers, and we are seeing a positive response to these new servers.

•
Storage — During the first quarter of Fiscal 2013, storage revenue decreased 8%. The decrease in storage revenue was primarily attributable to an anticipated decline in sales of third-party storage products, which was partially offset by revenue from sales of Dell-owned storage products, such as our Compellent products. During the first quarter of Fiscal 2013, sales of Dell-owned storage products increased 24% to 95% of our total storage revenue, compared to 71% in the first quarter of Fiscal 2012. We believe Dell-owned storage offerings will generate higher margins in the long-term.

▪
Services — During the first quarter of Fiscal 2013, services revenue increased 4% to $2.1 billion. This increase was driven by an 8% increase in support and deployment services, which consist of support and extended warranty services, managed deployment, enterprise installation, and configuration services. Our estimated services backlog as of May 4, 2012, and February 3, 2012, was $15.4 billion and $15.5 billion, respectively. We provide information regarding services backlog because we believe it provides useful trend information regarding changes in the size of our services business over time. Services backlog, as defined by us, includes deferred revenue from extended warranties and contracted services backlog. Deferred revenue from extended warranties was $7.0 billion as of May 4, 2012, and February 3, 2012, respectively. Estimated contracted services backlog, which is primarily related to our outsourcing services business, was $8.3 billion and $8.5 billion as of May 4,

2012, and February 3, 2012, respectively. See "Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Revenue by Product and Services categories — Services" in our Annual Report on Form 10-K for the fiscal year ended February 3, 2012 for more information on our services backlog calculation.

•
Software and Peripherals — Revenue from sales of software and peripherals (“S&P”) is derived from sales of Dell-branded printers, monitors (not sold with systems), projectors, keyboards, mice, docking stations, and a multitude of third-party peripherals, including televisions, cameras, third-party software sales and related support services, and other products. During the first quarter of Fiscal 2013, S&P revenue decreased 7%. Revenue growth in S&P has been impacted as we continue to reduce our participation in non-strategic areas. In addition, revenue growth in the S&P area was impacted in the first quarter of Fiscal 2013 by a decrease in unit sales of our client products, which affected our ability to attach additional S&P products.

Software revenue from our S&P line of business, which includes stand-alone sales of software license fees and related post-contract customer support, is reported in services revenue, including software related, on our Condensed Consolidated Statements of Income. Software and related support services revenue represented 31% and 33% of services revenue, including software related, for the first quarters of Fiscal 2013 and Fiscal 2012, respectively.

•	Client

▪
Mobility — Revenue from mobility products (which include notebooks, mobile workstations, smartphones, and tablets) decreased 10% during the first quarter of Fiscal 2013. This decrease was attributable to a 6% decrease in notebook units sold and a 4% decline in average selling price. During the first quarter of Fiscal 2013, Commercial mobility revenue decreased 5%, while Consumer mobility revenue decreased 15%. During the first quarter of Fiscal 2013, we experienced an increasingly competitive pricing environment in our client business, particularly for our lower-value offerings in Growth Countries. In addition, particularly in our Consumer segment, we are seeing some impact as customers focus on alternative computing devices, including tablets and smartphones.

▪
Desktop PCs — During the first quarter of Fiscal 2013, revenue from desktop PCs (which include desktop computer systems and fixed workstations) decreased 1%. This decrease was driven by a 3% decrease in average selling prices for our desktop PCs, largely offset by a 2% increase in unit sales.

Interest and Other, Net
The following table provides a detailed presentation of interest and other, net for the three months ended May 4, 2012, and April 29, 2011:

	Three Months Ended
	May 4, 2012	April 29, 2011
	(in millions)
Interest and other, net:
Investment income, primarily interest	$29	$17
Gains (losses) on investments, net	6	1
Interest expense	(69)	(62)
Foreign exchange	10	—
Other	(8)	2
Interest and other, net	$(32)	$(42)

During the first quarter of Fiscal 2013, interest and other net, increased $10 million. This increase was attributable to increases in investment income and foreign exchange gains, which were largely offset by increases in interest and other expenses.

Income and Other Taxes
Our effective tax rate was 19.8% and 19.2% for the first quarters of Fiscal 2013 and Fiscal 2012, respectively. The slight increase in our effective income tax rate for the first quarter of Fiscal 2013 from the first quarter of Fiscal 2012 was primarily due to a decrease in the proportion of taxable income attributable to lower tax jurisdictions. In addition, our effective tax rate was impacted by the expiration of certain beneficial U.S. tax statutes that have not been extended. Our effective tax rate can fluctuate depending on the geographic distribution of our world-wide earnings, as our foreign earnings are generally taxed at lower rates than in the U.S. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. Our significant tax holidays expire in whole or in part during Fiscal 2016 through Fiscal 2021. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally resulted from the geographical distribution of taxable income discussed above and permanent differences between the book and tax treatment of certain items.  We continue to assess our business model and its impact in various taxing jurisdictions.

For further discussion regarding tax matters, including the status of income tax audits, see Note 12 of the Notes to the Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements."

ACCOUNTS RECEIVABLE
We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net was $6.3 billion as of May 4, 2012, which represented a 3% decrease from our balance at February 3, 2012. This decrease in accounts receivable, net was primarily due to a sequential decrease in revenue. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on specific identifiable customer accounts that are deemed at risk and a provision for accounts that are collectively evaluated based on historical bad debt experience. As of May 4, 2012, and February 3, 2012, the allowance for doubtful accounts was $64 million and $63 million, respectively. Based on our assessment, we believe we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.
DELL FINANCIAL SERVICES AND FINANCING RECEIVABLES
Dell Financial Services ("DFS") offers a wide range of financial services, including originating, collecting, and servicing customer receivables primarily related to the purchase of Dell products. To support the financing needs of our customers internationally, we have aligned with a select number of third-party financial services companies. During Fiscal 2012, we entered into a definitive agreement to acquire CIT Vendor Finance's Dell-related financing assets portfolio and sales and servicing functions in Europe for approximately $400 million. Subject to customary closing, regulatory, and other conditions, we expect to complete this transaction in Fiscal 2014.

At May 4, 2012, and February 3, 2012, our net financing receivables balances were $4.5 billion and $4.7 billion, respectively. To manage the expected net growth in financing receivables, we will continue to balance the use of our own working capital and other sources of liquidity, including securitization programs.
We have securitization programs to fund revolving loans and fixed-term leases and loans through consolidated special purpose entities ("SPEs"), which we account for as secured borrowings. We transfer certain U.S. customer financing receivables to these SPEs, whose purpose is to facilitate the funding of customer receivables through financing arrangements with multi-seller conduits that issue asset-backed debt securities in the capital markets. During the first quarters of Fiscal 2013 and Fiscal 2012, we transferred $536 million and $499 million, respectively, to these SPEs. Our risk of loss related to these securitized receivables is limited to the amount of our over-collateralization in the transferred pool of receivables. At May 4, 2012, and February 3, 2012, the structured financing debt related to all of our secured borrowing securitization programs was $1.4 billion and $1.3 billion, respectively, and the carrying amount of the corresponding financing receivables was $1.6 billion and $1.5 billion, respectively.
We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the three months ended May 4, 2012 and April 29, 2011, the principal charge-off rate for our total portfolio was 4.1% and 5.3%, respectively. The credit quality mix of our financing receivables has improved in recent years due to our underwriting actions and as the mix of high quality commercial accounts in our portfolio has increased. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. At May 4, 2012, and February 3, 2012, the allowance for financing receivable losses was $192 million and $202 million, respectively. In general, the loss rates on our financing receivables for the first quarter of Fiscal 2013 continued to improve over the prior year.  However, we do not expect this same level of improvement to continue given the stabilization we have seen in our loss rate over the past few quarters.  We continue to monitor broader economic indicators and their potential impact on future loss performance.  We have an extensive process to manage our exposure to customer risk, including active management of credit lines and our collection activities.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.
See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information about our financing receivables and the associated allowance.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet financing arrangements.

LIQUIDITY, CAPITAL COMMITMENTS, AND CONTRACTUAL CASH OBLIGATIONS
Current Market Conditions
We regularly monitor economic conditions and associated impacts on the financial markets and our business. We consistently evaluate the financial health of our supplier base, carefully manage customer credit, diversify counterparty risk, and monitor the concentration risk of our cash and cash equivalents balances globally. We routinely monitor our financial exposure to both sovereign and non-sovereign borrowers and counterparties, particularly in Europe in recent quarters. At May 4, 2012, our gross exposures to our customers and investments in Portugal, Ireland, Italy, Greece, and Spain were individually and collectively immaterial.
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
We also use derivative instruments to hedge certain foreign currency exposures. We use a combination of forward contracts and purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions denominated in currencies other than the U.S. dollar.  In addition, we use forward contracts to hedge monetary assets and liabilities denominated in a foreign currency.  See Note 7 of the Notes to the Condensed Consolidated Financial Statements under “Part I — Item 1 — Financial Statements” for more information about our use of derivative instruments.
See “Part I  — Item 1A  — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2012, for further discussion of risks associated with adverse global economic conditions and instability, and our use of counterparties, and our ability to effectively hedge our exposure to fluctuations in foreign currency exchange rates.
Liquidity
Cash generated from operations is our primary source of operating liquidity. In general, we seek to deploy our capital in a systematically prioritized manner focusing first on requirements for operations, then on growth investments, and finally on returns of cash to stockholders. Our strategy is to deploy capital from any potential source, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost effective manner. Demands on our domestic cash have increased as a result of our strategic initiatives. We believe that internally generated cash flows, which consist of operating cash flows, are sufficient to support our day-to-day business operations, both domestically and internationally, for at least the next 12 months. Additionally, while cash generated from operations is our primary source of operating liquidity, we use a variety of capital sources to fund the growth in our financing receivables, share repurchases and our needs for less predictable investing and financing decisions such as acquisitions. We have access to external sources of capital, including through issuances of long-term debt, which is rated as investment grade by independent rating agencies, and utilization of our commercial paper program.
The following table summarizes our cash, marketable securities, and available borrowings as of May 4, 2012 and February 3, 2012:

	May 4, 2012	February 3, 2012
	(in millions)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$12,814	$13,852
Investments	4,402	4,370
Cash, cash equivalents, and investments	$17,216	$18,222
Unsecured revolving credit facilities	3,000	3,000
Total cash, cash equivalents, investments, and available borrowings	$20,216	$21,222
In addition, we have a currently effective shelf registration statement under which we may issue up to $3.5 billion of debt securities.
Our senior unsecured revolving credit facilities primarily support our $2.5 billion commercial paper program. Of the credit facilities, $1.0 billion will expire on April 2, 2013, and $2.0 billion will expire on April 15, 2015. No amounts were outstanding under our revolving credit facilities as of May 4, 2012, or February 3, 2012.

Of our $17.2 billion of cash, cash equivalents, and investments as of May 4, 2012, $12.8 billion is classified as cash and cash equivalents. Our cash equivalents primarily consist of money market funds and commercial paper. The remaining $4.4 billion of investments is primarily invested in fixed income securities of varying maturities at the date of acquisition. The fair value of our portfolio can be affected by interest rate movements, credit, and liquidity risks. The objective of our investment policy and strategy is to manage our total cash and investments balances to preserve principal and maintain liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and through the use of third-party investment managers.
A significant portion of our income is earned in non-U.S. jurisdictions. As such, we typically operate with 80% to 90% of our cash balances held outside of the U.S. Under current law, earnings available to be repatriated to the U.S. would be subject to U.S. federal income tax, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered permanently reinvested outside of the U.S. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations where it is needed. When appropriate, we access our foreign cash balances in a tax efficient manner.
Although there are uncertainties surrounding the global economic environment, due to the overall strength of our financial position, we believe that we currently have adequate access to capital markets. Any future disruptions or additional uncertainty or volatility in those markets may result in higher funding costs for us and could adversely affect our ability to obtain funds.
The following table summarizes our outstanding debt as of May 4, 2012 and February 3, 2012:

	May 4, 2012	February 3, 2012
	(in millions)
Outstanding Debt
Senior notes and debentures	$6,391	$6,391
Structured financing debt	1,417	1,360
Commercial Paper	1,188	1,500
Other	3	3
Total debt	$8,999	$9,254
During the three months ended May 4, 2012, total debt decreased $255 million, primarily due to a decrease in outstanding commercial paper. We have $1.0 billion in senior notes that will mature during the next twelve months. We expect to use a combination of cash from operations and our available borrowing resources to repay these maturing notes.
We also issue structured financing-related debt to fund our financing receivables as discussed under “Financing Receivables” above. Our securitization programs are structured to operate near their debt capacity. As of May 4, 2012, we had $1.4 billion in outstanding structured financing securitization debt. We balance the use of our securitization programs with working capital and other sources of liquidity to fund growth in our financing receivables. See Note 5 of the Notes to the Condensed Consolidated Financial Statements under “Part I — Item 1 — Financial Statements” for further discussion of our structured financing debt.
We intend to maintain appropriate debt levels based upon cash flow expectations, the overall cost of capital, cash requirements for operations, and discretionary spending, including spending for acquisitions and share repurchases. See Note 6 of the Notes to the Condensed Consolidated Financial Statements under “Part I — Item 1 — Financial Statements” for further discussion of our debt.
Our management team actively monitors the efficiency of our balance sheet under various macroeconomic and competitive scenarios. These scenarios quantify risks to the financial statements and provide a basis for actions necessary to ensure adequate liquidity, both domestically and internationally, to support our acquisition and investment strategy, share repurchase activity and other corporate needs.

The following table contains a summary of our Condensed Consolidated Statements of Cash Flows for the respective periods:

	Three Months Ended
	May 4, 2012	April 29, 2011
	(in millions)
Net change in cash from:
Operating activities	$(138)	$465
Investing activities	(365)	(1,549)
Financing activities	(532)	1,170
Effect of exchange rate changes on cash and cash equivalents	(3)	62
Change in cash and cash equivalents	$(1,038)	$148
Operating Activities — Operating cash flows for the first quarter of Fiscal 2013 decreased compared to the first quarter of Fiscal 2012. Cash used in operating activities during the first quarter of Fiscal 2013 was $138 million, compared to cash provided by operating activities of $465 million during the first quarter of Fiscal 2012. The decrease in operating cash flows from the first quarter of Fiscal 2012 was primarily driven by a decrease in net income as well as unfavorable changes in working capital. See “Key Performance Metrics” below for additional discussion of our cash conversion cycle.
Investing Activities — Investing activities consist of the net of maturities and sales and purchases of investments; net capital expenditures for property, plant, and equipment; and net cash used to fund strategic acquisitions. Cash used in investing activities during the first quarter of Fiscal 2013 was $365 million compared to $1.5 billion during the first quarter of Fiscal 2012. The decrease in cash used in investing activities for the first quarter of Fiscal 2013 was primarily due to lower acquisition spending. Cash used to fund business acquisitions, net of cash acquired, was approximately $245 million during the first quarter of Fiscal 2013 compared to $1.5 billion during the first quarter of Fiscal 2012.
Financing Activities — Financing activities primarily consist of proceeds and repayments from borrowings and the repurchase of our common stock. Cash used by financing activities for the first quarter of Fiscal 2013 was $532 million compared to cash provided by financing activities of $1.2 billion for the first quarter of Fiscal 2012. The decrease in cash provided by financing activities for the first quarter of Fiscal 2013 was primarily due to net proceeds from the issuance of long-term debt of $1.5 billion in the first quarter of Fiscal 2012. In comparison, we did not issue or repay any long-term debt during the first quarter of Fiscal 2013. In addition, during the first quarter of Fiscal 2013, we had a net repayment of $312 million related to commercial paper, while we did not issue or repay any commercial paper during the first quarter of Fiscal 2012.
During the first quarter of Fiscal 2013, we repurchased approximately 17 million shares of common stock for $300 million compared to approximately 31 million shares of common stock for $450 million during the first quarter of Fiscal 2012. As of May 4, 2012, $5.7 billion remained available for future share repurchases.
Key Performance Metrics — Our cash conversion cycle for the first quarter of Fiscal 2013 improved from the first quarter of Fiscal 2012. Our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.
The following table presents the components of our cash conversion cycle for the three months ended May 4, 2012 and April 29, 2011:

	Three Months Ended
	May 4, 2012	April 29, 2011
Days of sales outstanding(a)	43	40
Days of supply in inventory(b)	12	10
Days in accounts payable(c)	(87)	(81)
Cash conversion cycle	(32)	(31)
 _____________________

(a)
Days of sales outstanding (“DSO”) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average net revenue per day for the current quarter (90 days). At May 4, 2012, and April 29, 2011, DSO and days of customer shipments not yet recognized were 39 and 4 days, and 37 and 3 days, respectively.

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

The one day improvement from the prior year quarter was driven by a six day improvement in DPO, the effects of which were offset in part by a three day increase in DSO and a two day increase in DSI. The improvement in DPO was driven by the timing of payments in the first quarter of Fiscal 2013. The three day increase in DSO was due to a shift in the mix of receivables towards customers with longer payment terms. The two day increase in DSI was primarily attributable to the optimization of our supply chain, which required an increase in work-in-process inventory and an increase in strategic purchases of materials.
We defer the cost of revenue associated with customer shipments not yet recognized as revenue until these shipments are delivered. These deferred costs are included in our reported DSO because we believe this reporting results in a more accurate presentation of our DSO and cash conversion cycle. These deferred costs are recorded in other current assets in our Condensed Consolidated Statements of Financial Position and totaled $522 million and $497 million, at May 4, 2012, and April 29, 2011, respectively.

We believe that we can generate cash flow from operations in excess of net income over the long term and can operate our cash conversion cycle in the mid negative 30 day range.
Capital Commitments
Share Repurchase Program — We have a share repurchase program that authorizes us to purchase shares of our common stock through a systematic program of open market purchases in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock to offset share-based compensation arrangements. For more information regarding our share repurchases, see “Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.”
Capital Expenditures — During the first quarters of Fiscal 2013 and Fiscal 2012, we spent $142 million and $137 million, respectively, on property, plant, and equipment primarily in connection with our global expansion efforts and infrastructure investments made to support future growth. Product demand, product mix, and the increased use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2013, which will be primarily related to infrastructure investments and strategic initiatives, are currently expected to total approximately $600 million to $650 million. These expenditures will be primarily funded from our cash flows from operating activities.
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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Notes to the Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial condition, and cash flows.

ITEM 3.  — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a description of market risks, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2012. Our exposure to market risks has not changed materially from the exposure described in the Annual Report on Form 10-K.

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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 4, 2012. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of May 4, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter of Fiscal 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information required by this item is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 11 of the Notes to the Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for the fiscal year ended February 3, 2012.

ITEM 1A — RISK FACTORS
In addition to the other information set forth in this report, the factors discussed in "Part I — Item 1A — Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended February 3, 2012 could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition, or operating results.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF COMMON STOCK
Share Repurchase Program
We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. The following table sets forth information regarding our repurchases or acquisitions of common stock during the first quarter of Fiscal 2013 and the remaining authorized amount of future purchases under our share repurchase program:

	Total Number of Shares Purchased (a)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
Period
	(in millions, except average price paid per share)

Repurchases from February 6, 2012 through March 2, 2012	9	$17.74	9	$5,846
Repurchases from March 5, 2012 through March 30, 2012	8	$17.11	8	$5,702
Repurchases from April 2, 2012 through May 4, 2012	—	$—	—	$5,702
Total	17	$17.43	17
_____________________
(a)Includes 2,215 shares withheld to cover employee tax obligations for restricted stock awards vested during the quarter.

(b) Between 1996 and 2007, our Board of Directors authorized share repurchase programs to repurchase up to $40 billion of our common stock over an unspecified amount of time. On September 13, 2011, we announced that our Board of Directors had authorized an additional $5 billion for share repurchases under the program, bringing the aggregate amount of common stock we can repurchase to $45 billion over an unspecified amount of time. As of May 4, 2012, $5.7 billion remained available for future share repurchases.

ITEM 6. EXHIBITS

Exhibits — See Index to Exhibits below following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL INC.

By:	/s/ THOMAS W. SWEET
Thomas W. Sweet
Vice President, Corporate Finance and
Chief Accounting Officer
(On behalf of registrant and as principal accounting officer)

Date: May 31, 2012

INDEX TO EXHIBITS

Exhibit No.			Description of Exhibit
3.1		—	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Dell's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2011, Commission File No. 0-17017)
3.2		—
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

4.16		—	Form of Floating Rate Notes due 2014 (incorporated by reference to Exhibit 4.2 of Dell's Current Report on Form 8-K filed March 31, 2011, Commission File No. 0-17017)
4.17		—	Form of 2.100% Notes due 2014 (incorporated by reference to Exhibit 4.3 of Dell's Current Report on Form 8-K filed March 31, 2011, Commission File No. 0-17017)
4.18		—	Form of 3.100% Notes due 2016 (incorporated by reference to Exhibit 4.4 of Dell's Current Report on Form 8-K filed March 31, 2011, Commission File No. 0-17017)
4.19		—	Form of 4.625% Notes due 2021 (incorporated by reference to Exhibit 4.5 of Dell's Current Report on Form 8-K filed March 31, 2011, Commission File No. 0-17017)
10.1	†	—	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement
12.1	†	—	Computation of ratio of earnings to fixed charges

Exhibit No.			Description of Exhibit
31.1	†	—
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