Form 10-Q
period 2012-08-03
DELL INC
filed 2012-08-29
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2012
or
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of the close of business on August 23, 2012, 1,734,603,452 shares of common stock, par value $.01 per share, were outstanding.

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

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Statements of Financial Position at August 3, 2012 (unaudited), and February 3, 2012		5
Condensed Consolidated Statements of Income for the three and six months ended August 3, 2012 (unaudited) and July 29, 2011 (unaudited)		6
Condensed Consolidated Statements of Comprehensive Income for the three and six months ended August 3, 2012 (unaudited) and July 29, 2011 (unaudited)		7
Condensed Consolidated Statements of Cash Flows for the six months ended August 3, 2012 (unaudited) and July 29, 2011 (unaudited)		8
Notes to Condensed Consolidated Financial Statements (unaudited)		9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 4.	Controls and Procedures	56
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 6.	Exhibits	58

Signatures		59
Exhibit Index		60

Exhibits
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I
ITEM 1 — FINANCIAL STATEMENTS
DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	August 3, 2012	February 3, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,519	$13,852
Short-term investments	372	966
Accounts receivable, net	6,829	6,476
Short-term financing receivables, net	3,174	3,327
Inventories, net	1,615	1,404
Other current assets	3,741	3,423
Total current assets	27,250	29,448
Property, plant, and equipment, net	2,058	2,124
Long-term investments	2,738	3,404
Long-term financing receivables, net	1,344	1,372
Goodwill	7,558	5,838
Purchased intangible assets, net	2,609	1,857
Other non-current assets	540	490
Total assets	$44,097	$44,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,609	$2,867
Accounts payable	11,193	11,656
Accrued and other	3,227	3,934
Short-term deferred services revenue	3,683	3,544
Total current liabilities	20,712	22,001
Long-term debt	5,832	6,387
Long-term deferred services revenue	3,893	3,836
Other non-current liabilities	3,914	3,392
Total liabilities	34,351	35,616
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 3,409 and 3,390, respectively; shares outstanding: 1,734 and 1,761, respectively	12,409	12,187
Treasury stock at cost: 1,200 and 1,154 shares, respectively	(32,145)	(31,445)
Retained earnings	29,603	28,236
Accumulated other comprehensive loss	(121)	(61)
Total stockholders’ equity	9,746	8,917
Total liabilities and stockholders’ equity	$44,097	$44,533

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2012	July 29, 2011	August 3, 2012	July 29, 2011
Net revenue:
Products	$11,403	$12,610	$22,826	$24,669
Services, including software related	3,080	3,048	6,079	6,006
Total net revenue	14,483	15,658	28,905	30,675
Cost of net revenue:
Products	9,280	9,935	18,610	19,371
Services, including software related	2,065	2,198	4,090	4,347
Total cost of net revenue	11,345	12,133	22,700	23,718
Gross margin	3,138	3,525	6,205	6,957
Operating expenses:
Selling, general, and administrative	1,976	2,174	3,985	4,199
Research, development, and engineering	261	205	495	400
Total operating expenses	2,237	2,379	4,480	4,599
Operating income	901	1,146	1,725	2,358
Interest and other, net	(63)	(55)	(95)	(97)
Income before income taxes	838	1,091	1,630	2,261
Income tax provision	106	201	263	426
Net income	$732	$890	$1,367	$1,835
Earnings per share:
Basic	$0.42	$0.48	$0.78	$0.97
Diluted	$0.42	$0.48	$0.77	$0.97
Weighted-average shares outstanding:
Basic	1,747	1,858	1,753	1,883
Diluted	1,753	1,871	1,764	1,897
 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2012	July 29, 2011	August 3, 2012	July 29, 2011
Net income	$732	$890	$1,367	$1,835

Other comprehensive income, net of tax
Foreign currency translation adjustments	(75)	(9)	(83)	65

Available-for-sale investments
Change in unrealized gain or loss	4	33	4	34
Less: reclassification adjustment for net (gains) losses included in net income	(4)	—	(6)	(1)
Net change	—	33	(2)	33

Cash Flow Hedges
Change in unrealized gain or loss	76	(5)	51	(240)
Less: reclassification adjustment for net (gains) losses included in net income	(40)	95	(26)	262
Net change	36	90	25	22

Total other comprehensive income (loss), net of tax benefit (expense) of $2 and $(22), respectively and $(7) and $(22), respectively	(39)	114	(60)	120
Comprehensive income, net of tax	$693	$1,004	$1,307	$1,955
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	August 3, 2012	July 29, 2011
Cash flows from operating activities:
Net income	$1,367	$1,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	529	446
Stock-based compensation expense	192	181
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	15	(9)
Deferred income taxes	77	(56)
Provision for doubtful accounts — including financing receivables	121	117
Other	12	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(472)	(95)
Financing receivables	11	(79)
Inventories	(190)	(31)
Other assets	(321)	207
Accounts payable	(440)	261
Deferred services revenue	141	403
Accrued and other liabilities	(543)	(341)
Change in cash from operating activities	499	2,839
Cash flows from investing activities:
Investments:
Purchases	(1,190)	(781)
Maturities and sales	2,440	432
Capital expenditures	(262)	(296)
Proceeds from sale of facilities and land	34	12
Collections on purchased financing receivables	102	135
Acquisitions, net of cash received	(2,411)	(1,901)
Change in cash from investing activities	(1,287)	(2,399)
Cash flows from financing activities:
Repurchases of common stock	(724)	(1,580)
Issuance of common stock under employee plans	44	29
Issuance (repayment) of commercial paper (maturity 90 days or less), net	138	—
Proceeds from debt	1,151	2,433
Repayments of debt	(2,104)	(693)
Other	8	2
Change in cash from financing activities	(1,487)	191
Effect of exchange rate changes on cash and cash equivalents	(58)	79
Change in cash and cash equivalents	(2,333)	710
Cash and cash equivalents at beginning of the period	13,852	13,913
Cash and cash equivalents at end of the period	$11,519	$14,623
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements of Dell Inc. (individually and together with its consolidated subsidiaries, "Dell") should be read in conjunction with the Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission ("SEC") in Dell's Annual Report on Form 10-K for the fiscal year ended February 3, 2012 ("Fiscal 2012"). The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries at August 3, 2012, the results of its operations and corresponding comprehensive income for the three and six months ended August 3, 2012, and July 29, 2011, and its cash flows for the six months ended August 3, 2012, and July 29, 2011.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in Dell's Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations and corresponding comprehensive income for the three and six months ended August 3, 2012, and July 29, 2011, and the cash flows for the six months ended August 3, 2012, and July 29, 2011, are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.
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
Recently Issued Accounting Pronouncements
Comprehensive Income — In June 2011, the Financial Accounting Standards Board (the "FASB") issued new guidance on presentation of comprehensive income. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires an entity to present either one continuous statement of net income and other comprehensive income or two separate, but consecutive statements. This new guidance relates only to presentation. Dell began presenting a separate Condensed Consolidated Statement of Comprehensive Income in the first quarter of the fiscal year ending February 1, 2013.

Intangibles- Goodwill and Other — In September 2011, the FASB issued new guidance that simplified how entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test becomes optional. Dell adopted this new guidance in the first quarter of the fiscal year ending February 1, 2013. Goodwill is tested for impairment on an annual basis in the second fiscal quarter, or sooner if an indicator of impairment occurs. The adoption of this guidance did not impact Dell's Condensed Consolidated Financial Statements. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for more information.

In July 2012, the FASB issued amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment.  After assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test.  Otherwise, the quantitative test becomes optional.  The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  Dell does not expect this new guidance to impact Dell's Consolidated Financial Statements.

Disclosures about Offsetting Assets and Liabilities — In December 2011, the FASB issued new guidance that will enhance disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. This new guidance requires the disclosure of the gross amounts subject to rights of offset, amounts offset in accordance with the accounting standards followed, and the related net exposure. This new guidance will be effective for Dell for the first quarter of the fiscal year ending January 31, 2014. Early adoption is not permitted. Other

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

than requiring additional disclosures, Dell does not expect this new guidance to impact Dell's Condensed Consolidated Financial Statements.

NOTE 2 — INVENTORIES

	August 3, 2012	February 3, 2012
	(in millions)
Inventories, net:
Production materials	$821	$753
Work-in-process	250	239
Finished goods	544	412
Total	$1,615	$1,404

NOTE 3 — FAIR VALUE MEASUREMENTS
The following table presents Dell's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of August 3, 2012, and February 3, 2012:

	August 3, 2012				February 3, 2012
	Level 1(a)	Level 2 (a)	Level 3	Total	Level 1 (a)	Level 2 (a)	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
				(in millions)
Assets:
Cash equivalents:
Money market funds	$8,422	$—	$—	$8,422	$8,370	$—	$—	$8,370
Commercial paper	—	—	—	—	—	2,011	—	2,011
U.S. corporate	—	7	—	7	—	5	—	5
Debt securities:
Non- U.S. government and agencies	—	141	—	141	—	94	—	94
Commercial paper	—	13	—	13	—	434	—	434
U.S. corporate	—	2,076	—	2,076	—	2,668	—	2,668
International corporate	—	756	—	756	—	1,055	—	1,055
Equity and other securities	2	110	—	112	2	105	—	107
Derivative instruments	—	129	—	129	—	140	—	140
Total assets	$8,424	$3,232	$—	$11,656	$8,372	$6,512	$—	$14,884
Liabilities:
Derivative instruments	$—	$16	$—	$16	$—	$17	$—	$17
Total liabilities	$—	$16	$—	$16	$—	$17	$—	$17
____________________
(a) Dell did not transfer any securities between levels during the six months ended August 3, 2012 or during the fiscal year ended February 3, 2012.

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

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Debt Securities — The majority of Dell's debt securities consists of various fixed income securities such as U.S. corporate, international corporate, and non-U.S. government and agencies. Valuation is based on pricing models whereby all significant inputs, including benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers, and other market related data, are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. Inputs are documented in accordance with the fair value measurements hierarchy. Dell reviews security pricing and assesses liquidity on a quarterly basis. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information about investments.

Equity and Other Securities — The majority of Dell's investments in equity and other securities consists of various mutual funds held in Dell's Deferred Compensation Plan. The valuation of these securities is based on pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The valuation for the Level 1 position is based on quoted prices in active markets.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis — Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the recurring fair value table above. These assets consist primarily of investments accounted for under the cost method and non-financial assets such as goodwill and intangible assets. Investments accounted for under the cost method included in equity and other securities approximated $12 million as of both August 3, 2012, and February 3, 2012. Goodwill and intangible assets are measured at fair value initially and subsequently when there is an indicator of impairment and the impairment is recognized. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for additional information about goodwill and intangible assets.

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

	August 3, 2012				February 3, 2012
	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)
	(in millions)

Investments:
Non- U.S. government and agencies	$19	$19	$—	$—	$24	$24	$—	$—
Commercial paper	13	13	—	—	434	434	—	—
U.S. corporate	277	277	—	—	336	335	1	—
International corporate	63	63	—	—	172	172	—	—
Total short-term investments	372	372	—	—	966	965	1	—

Non- U.S. government and agencies	122	122	—	—	70	70	—	—
U.S. corporate	1,799	1,785	14	—	2,332	2,322	12	(2)
International corporate	693	687	6	—	883	880	4	(1)
Equity and other securities	124	124	—	—	119	119	—	—
Total long-term investments	2,738	2,718	20	—	3,404	3,391	16	(3)
Total investments	$3,110	$3,090	$20	$—	$4,370	$4,356	$17	$(3)

Dell's investments in debt securities are classified as available-for-sale. Equity and other securities primarily relate to investments held in Dell's Deferred Compensation Plan, which are classified as trading securities.  The remaining equity and other securities are initially recorded at cost and reduced for any impairment losses. Security classes reported at fair value use the specific identification method. The fair value of Dell's portfolio can be affected by interest rate movements, credit risk, and liquidity risks. Dell's investments in debt securities have contractual maturities of three years or less.

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

Dell's financing receivables are aggregated into the following categories:

•
Revolving loans — Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. These private label credit financing programs are referred to as Dell Preferred Account (“DPA”) and Dell Business Credit (“DBC”). The DPA product is primarily offered to individual customers, and the DBC product is primarily offered to small and medium-sized commercial customers. Revolving loans in the U.S. bear interest at a variable annual percentage rate that is tied to the prime rate. Based on historical payment patterns, revolving loan transactions are typically repaid within 12 months on average. Revolving loans are included in short-term financing receivables. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full by a specific date, no interest is charged. These special programs generally range from 6 to 12 months. As of August 3, 2012, and February 3, 2012, receivables under these special programs were $275 million and $328 million, respectively.

•
Fixed-term sales-type leases and loans — Dell enters into sales-type lease arrangements with customers who desire lease financing. Leases with business customers have fixed terms of generally two to four years. Future maturities of minimum lease payments at August 3, 2012, were as follows: Fiscal 2013 - $641 million; Fiscal 2014 - $904 million; Fiscal 2015 - $515 million; Fiscal 2016 - $138 million; Fiscal 2017 and beyond - $16 million. Dell also offers fixed-term loans to qualified small businesses, large commercial accounts, governmental organizations, educational entities, and certain individual customers. These loans are repaid in equal payments including interest and have defined terms of generally three to four years.

Dell has two portfolio segments that are based on how Dell assesses risk and determines the appropriate allowance levels, (1) fixed-term leases and loans and (2) revolving loans. Portfolio segments are further segregated into classes. During the first quarter of Fiscal 2013, Dell re-aligned the presentation of these classes based on products, customer type, credit risk evaluation, and whether the receivable was owned by Dell since its inception or was purchased subsequent to its inception. Prior to the first quarter of Fiscal 2013, portfolio classes were based on operating segment and whether the receivable was owned by Dell since its inception or was purchased subsequent to its inception. This change in presentation during the first quarter of Fiscal 2013 affected disclosures only and had no impact on how credit risk is assessed or on reserve rates.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the components of Dell's financing receivables segregated by portfolio segment as of August 3, 2012, and February 3, 2012:

	August 3, 2012			February 3, 2012
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing Receivables, net:
Customer receivables, gross	$1,869	$2,461	$4,330	$2,096	$2,443	$4,539
Allowances for losses	(168)	(21)	(189)	(179)	(23)	(202)
Customer receivables, net	1,701	2,440	4,141	1,917	2,420	4,337
Residual interest	—	377	377	—	362	362
Financing receivables, net	$1,701	$2,817	$4,518	$1,917	$2,782	$4,699
Short-term	$1,701	$1,473	$3,174	$1,917	$1,410	$3,327
Long-term	—	1,344	1,344	—	1,372	1,372
Financing receivables, net	$1,701	$2,817	$4,518	$1,917	$2,782	$4,699

The following table summarizes the changes in the allowance for financing receivable losses for the respective periods:

	Three Months Ended
	August 3, 2012			July 29, 2011
	Revolving	Fixed- term	Total	Revolving	Fixed- term	Total
	(in millions)
Allowance for financing receivable losses:
Balance at beginning of period	$169	$23	$192	$191	$26	$217
Principal charge-offs	(42)	(5)	(47)	(49)	(2)	(51)
Interest charge-offs	(8)	—	(8)	(9)	—	(9)
Recoveries	22	1	23	11	1	12
Provision charged to income statement	27	2	29	45	(4)	41
Balance at end of period	$168	$21	$189	$189	$21	$210

	Six Months Ended
	August 3, 2012			July 29, 2011
	Revolving	Fixed- term	Total	Revolving	Fixed- term	Total
	(in millions)
Allowance for financing receivable losses:
Balance at beginning of period	$179	$23	$202	$214	$27	$241
Principal charge-offs	(91)	(7)	(98)	(107)	(4)	(111)
Interest charge-offs	(17)	—	(17)	(20)	—	(20)
Recoveries	34	2	36	30	2	32
Provision charged to income statement	63	3	66	72	(4)	68
Balance at end of period	$168	$21	$189	$189	$21	$210

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the aging of Dell's customer receivables, gross, including accrued interest, as of August 3, 2012, and February 3, 2012, segregated by class:

	August 3, 2012				February 3, 2012
	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total
	(in millions)
Revolving — DPA
Owned since inception	$1,152	$138	$39	$1,329	$1,249	$148	$49	$1,446
Purchased	205	35	10	250	272	47	18	337
Fixed-term — Non-Commercial
Owned since inception	41	2	—	43	29	1	—	30
Purchased	43	3	—	46	61	5	1	67
Revolving — DBC	255	29	6	290	272	33	8	313
Fixed-term — Small Commercial	249	9	2	260	234	12	4	250
Fixed-term — Medium and Large Commercial	1,988	116	8	2,112	1,946	136	14	2,096
Total customer receivables, gross	$3,933	$332	$65	$4,330	$4,063	$382	$94	$4,539

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

Purchased Credit-Impaired Loans

During the third quarter of Fiscal 2011, Dell purchased a portfolio of revolving loan receivables from CIT Group Inc. Prior to the acquisition, it was evident that Dell would not collect all contractually required principal and interest payments. As a result, these receivables met the definition of Purchased Credit-Impaired (“PCI”) loans. At August 3, 2012, the outstanding balance of these receivables, including principal and accrued interest, was $348 million and the carrying amount was $131 million.

The excess of cash flows expected to be collected over the carrying value of PCI loans is referred to as the accretable yield and is accreted into interest income using the effective yield method based on the expected future cash flows over the estimated lives of the PCI loans.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table shows activity for the accretable yield on the PCI loans for the three and six months ended August 3, 2012, and July 29, 2011. Dell expects the remaining balance of the accretable yield as of August 3, 2012 to be recognized over approximately the next two years, using the effective interest method.

	Three Months Ended		Six Months Ended
	August 3, 2012	July 29, 2011	August 3, 2012	July 29, 2011
	(in millions)
Accretable Yield:
Balance at beginning of period	$122	$151	$142	$137
Accretion	(19)	(23)	(39)	(44)
Prospective yield adjustment	10	24	10	59
Balance at end of period	$113	$152	$113	$152

Credit Quality

The following tables summarize customer receivables, gross, including accrued interest by credit quality indicator segregated by class, as of August 3, 2012, and February 3, 2012. For DPA revolving and fixed-term loans to individual customers, Dell makes credit decisions based on proprietary scorecards, which include the customer's credit history, payment history, credit usage, and other credit agency-related elements. For commercial customers, Dell utilizes an internal grading system that assigns a credit level score based on a number of considerations, including liquidity, operating performance, and industry outlook. These credit level scores range from one to sixteen for medium and large-sized commercial customers, which includes governmental customers. The credit level scores for DBC and small commercial customers generally range from one to six. The categories shown in the tables below segregate customer receivables based on the relative degrees of credit risk. The credit quality categories cannot be compared between the different classes as loss experience in each class varies substantially. The credit quality indicators for DPA revolving accounts are primarily as of each quarter-end date, and all others are generally updated on a periodic basis.

For the receivables shown in the below table, the higher quality category includes prime accounts generally of a higher credit quality that are comparable to U.S. customer FICO scores of 720 or above. The mid-category represents the mid-tier accounts that are comparable to U.S. customer FICO scores from 660 to 719. The lower category is generally sub-prime and represents lower credit quality accounts that are comparable to U.S customer FICO scores below 660.

	August 3, 2012				February 3, 2012
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DPA
Owned since inception	$191	$385	$753	$1,329	$220	$412	$814	$1,446
Purchased	$21	$63	$166	$250	$28	$80	$229	$337
Fixed-term — Non-Commercial
Owned since inception	$3	$21	$19	$43	$2	$14	$14	$30
Purchased	$3	$23	$20	$46	$4	$32	$31	$67

For the receivables shown in the below table, the higher quality category includes receivables that are generally within Dell's top two internal credit quality levels, which typically have the lowest loss experience.  The middle category generally falls within credit levels three and four, and the lower category generally falls within Dell's bottom two credit levels, which experience higher loss rates. Although both fixed-term and revolving products generally rely on a six-level internal rating

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

system, the grading criteria and classifications are different as the loss performance varies between these product and customer sets.  Therefore, the credit levels are not comparable between the small commercial fixed-term and DBC revolving classes.

	August 3, 2012				February 3, 2012
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DBC	$99	$89	$102	$290	$111	$98	$104	$313
Fixed-term — Small Commercial(a)	$100	$75	$85	$260	$91	$74	$85	$250
_________________
(a) During the first quarter of Fiscal 2013, Dell re-defined its internal scoring categorization for its small Commercial fixed-term customers. In connection with this change, Dell has re-categorized existing customers and has recast prior period credit quality categories for these customers to conform to the current year's classification.  This change had no impact on Dell's allowance for loss rates.

For the receivables shown in the below table, Dell's internal credit level scoring has been aggregated to their most comparable external commercial rating agency equivalents. Investment grade generally represents the highest credit quality accounts, non-investment grade represents middle quality accounts, and sub-standard represents the lowest quality accounts.

	August 3, 2012				February 3, 2012
	Investment	Non-Investment	Sub-Standard	Total	Investment	Non-Investment	Sub-Standard	Total
	(in millions)
Fixed-term — Medium and Large Commercial	$1,336	$540	$236	$2,112	$1,504	$363	$229	$2,096

Asset Securitizations and Sales

Dell transfers certain U.S. customer financing receivables to Special Purpose Entities (“SPEs”) which meet the definition of a Variable Interest Entity ("VIE") and are consolidated into Dell's Condensed Consolidated Financial Statements. The SPEs are bankruptcy remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer receivables in the capital markets. These SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Dell's risk of loss related to securitized receivables is limited to the amount by which Dell's right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and other fees and expenses related to the asset-backed securities. Dell provides credit enhancement to the securitization in the form of over-collateralization. Customer receivables funded via securitization through SPEs were $379 million and $600 million during the three months ended August 3, 2012, and July 29, 2011, respectively, and $915 million and $1.1 billion for the six months ended August 3, 2012, and July 29, 2011, respectively.

The following table shows financing receivables held by the consolidated VIEs:

	August 3, 2012	February 3, 2012
	(in millions)
Financing receivables held by consolidated VIEs, net:
Short-term, net	$1,123	$1,096
Long-term, net	475	429
Financing receivables held by consolidated VIEs, net	$1,598	$1,525

Dell's securitization programs are generally effective for 12 months and are subject to an annual renewal process. These programs contain standard structural features related to the performance of the securitized receivables. The structural features

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

include defined credit losses, delinquencies, average credit scores, and excess collections above or below specified levels. In the event one or more of these criteria are not met and Dell is unable to restructure the program, no further funding of receivables will be permitted and the timing of Dell's expected cash flows from over-collateralization will be delayed. At August 3, 2012, these criteria were met.

Dell sells selected fixed-term financing receivables to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure. For the three months ended August 3, 2012, and July 29, 2011, the amount of the receivables sold was $227 million and $45 million, respectively. For the six months ended August 3, 2012, and July 29, 2011, the amount of the receivables sold was $298 million and $45 million, respectively.

Structured Financing Debt

The structured financing debt related to the fixed-term lease and loan programs and the revolving loan securitization program was $1.4 billion and $1.3 billion as of August 3, 2012, and February 3, 2012, respectively. The debt is collateralized solely by the financing receivables in the programs. The debt has a variable interest rate and an average duration of 12 to 36 months based on the terms of the underlying financing receivables. As of August 3, 2012, the total debt capacity related to the securitization programs was $1.5 billion. Dell's securitization programs are structured to operate near their debt capacity. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the structured financing debt.

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

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — BORROWINGS
The following table summarizes Dell's outstanding debt as of the dates indicated:

	August 3, 2012	February 3, 2012
	(in millions)
Long-Term Debt
Notes
$400 million issued on June 10, 2009, at 3.375% due June 2012 (“2012 Notes”)(a)	$—	$400
$600 million issued on April 17, 2008, at 4.70% due April 2013 (“2013A Notes”)(a)(b)	603	605
$500 million issued on September 7, 2010, at 1.40% due September 2013 (“2013B Notes”)	500	499
$500 million issued on April 1, 2009, at 5.625% due April 2014 (“2014A Notes”)(b)	500	500
$300 million issued on March 28, 2011, with a floating rate due April 2014 (“2014B Notes”)	300	300
$400 million issued on March 28, 2011, at 2.10% due April 2014 (“2014C Notes”)	400	400
$700 million issued on September 7, 2010, at 2.30% due September 2015 (“2015 Notes”)(b)	702	701
$400 million issued on March 28, 2011, at 3.10% due April 2016 (“2016 Notes”)(b)	402	401
$500 million issued on April 17, 2008, at 5.65% due April 2018 (“2018 Notes”)(b)	502	501
$600 million issued on June 10, 2009, at 5.875% due June 2019 (“2019 Notes”)(b)	605	602
$400 million issued on March 28, 2011, at 4.625% due April 2021 (“2021 Notes”)	398	398
$400 million issued on April 17, 2008, at 6.50% due April 2038 (“2038 Notes”)	400	400
$300 million issued on September 7, 2010, at 5.40% due September 2040 (“2040 Notes”)	300	300
Senior Debentures
$300 million issued on April 3, 1998, at 7.10% due April 2028 ("Senior Debentures")(a)	382	384
Other
Long-term structured financing debt	998	920
Less: current portion of long-term debt	(1,160)	(924)
Total long-term debt	5,832	6,387
Short-Term Debt
Commercial paper	1,018	1,500
Short-term structured financing debt	429	440
Current portion of long-term debt	1,160	924
Other	2	3
Total short-term debt	2,609	2,867
Total debt	$8,441	$9,254
____________________
(a) Includes the impact of interest rate swap terminations.
(b) Includes hedge accounting adjustments.

The estimated fair value of total debt as of August 3, 2012, was approximately $8.9 billion. The fair values of the structured financing debt and other short-term debt approximate their carrying values as their interest rates vary with the market. The carrying value of the Senior Debentures, the 2012 Notes, and the 2013A Notes includes an unamortized amount related to the termination of interest rate swap agreements, which were previously designated as hedges of the debt. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps. The weighted average interest rate for the short-term structured financing debt and other as of August 3, 2012, and February 3, 2012, was 0.26% and 0.28%, respectively.
Structured Financing Debt — As of August 3, 2012, Dell had $1.4 billion outstanding in structured financing debt. Of the $998 million outstanding in long-term structured financing related debt, which is primarily related to the fixed term lease and loan programs, $557 million was classified as current as of August 3, 2012. See Note 5 and Note 7 of the Notes to the Condensed Consolidated Financial Statements for further discussion of the structured financing debt and the interest rate swap

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

agreements that hedge a portion of that debt.

Commercial Paper — As of August 3, 2012, and February 3, 2012, there was $1.0 billion and $1.5 billion, respectively, outstanding under the commercial paper program. The weighted average interest rate on outstanding commercial paper as of August 3, 2012, and February 3, 2012, was 0.22% and 0.23%, respectively. Dell has $3.0 billion in senior unsecured revolving credit facilities, primarily to support its $2.5 billion commercial paper program. Of these credit facilities, $1.0 billion will expire on April 2, 2013, and $2.0 billion will expire on April 15, 2015. There were no outstanding advances under the revolving credit facilities as of August 3, 2012.

The indentures governing the Notes shown in the above table, the Senior Debentures, and the structured financing debt contain customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, and certain events of bankruptcy and insolvency. The indentures also contain covenants limiting Dell's ability to create certain liens; enter into sale-and-lease back transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to, another person. The senior unsecured revolving credit facilities require compliance with conditions that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio.  Dell was in compliance with all financial covenants as of August 3, 2012.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative Instruments

As part of its risk management strategy, Dell uses derivative instruments, primarily forward contracts and purchased options, to hedge certain foreign currency exposures and interest rate swaps to manage the exposure of its debt portfolio to interest rate risk. Dell's objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge the exposures, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. Dell assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative and recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in earnings as a component of interest and other, net. Hedge ineffectiveness and amounts not included in the assessment of effectiveness were not material for fair value or cash flow hedges for the three and six months ended August 3, 2012, and July 29, 2011.
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
During the three and six months ended August 3, 2012, and July 29, 2011, Dell did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on Dell's results of operations, as substantially all forecasted foreign currency transactions were realized in Dell's actual results.
In addition, Dell uses forward contracts to hedge monetary assets and liabilities denominated in a foreign currency. These contracts generally expire in three months or less, are considered economic hedges and are not designated. The change in the fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. Dell recognized gains (losses) for the change in fair value of these foreign currency forward contracts of $(16) million and $(32) million during the three months ended August 3, 2012, and July 29, 2011, respectively, and $(4) million and $10 million during the six months ended August 3, 2012, and July 29, 2011, respectively.
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

In addition, Dell may use forward-starting interest rate swaps and interest rate lock agreements to lock in fixed interest rates on its forecasted issuances of debt. The objective of these hedges is to offset the variability of future payments associated with the interest rate on debt instruments. As of August 3, 2012, Dell had $600 million in aggregate notional amounts of forward-starting interest rate swaps outstanding. These hedges are designated as cash flow hedges. Dell did not have any forward-starting interest rate swaps designated as cash flow hedges at July 29, 2011.

Periodically, Dell also uses interest rate swaps designated as fair value hedges to modify the market risk exposures in connection with long-term debt to achieve primarily LIBOR-based floating interest expense. As of August 3, 2012, Dell had outstanding interest rate swaps that economically hedge a portion of its interest rate exposure on certain tranches of its long-term debt. Dell did not have any interest rate contracts designated as fair value hedges at July 29, 2011.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Notional Amounts of Outstanding Derivative Instruments

The notional amounts of Dell's outstanding derivative instruments are as follows as of the dates indicated:

	August 3, 2012	February 3, 2012
	(in millions)
Foreign Exchange Contracts
Designated as cash flow hedging instruments	$3,831	$4,549
Non-designated as hedging instruments	326	168
Total	$4,157	$4,717

Interest Rate Contracts
Designated as fair value hedging instruments	$800	$650
Designated as cash flow hedging instruments	1,437	751
Non-designated as hedging instruments	147	132
Total	$2,384	$1,533

Derivative Instruments Additional Information
The unrealized net loss for interest rate swaps and foreign currency exchange contracts, recorded as a component of accumulated other comprehensive loss in the Condensed Consolidated Statements of Financial Position, as of August 3, 2012, and February 3, 2012, was $15 million and $40 million, respectively.
Dell has reviewed the existence and nature of credit-risk-related contingent features in derivative trading agreements with its counterparties. Certain agreements contain clauses under which, if Dell's credit ratings were to fall below investment grade upon a change of control of Dell, counterparties would have the right to terminate those derivative contracts where Dell is in a net liability position. As of August 3, 2012, there had been no such triggering events.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Effect of Derivative Instruments on the Consolidated Statements of Financial Position and the Consolidated Statements of Income

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
(in millions)
For the three months ended August 3, 2012
		Total net revenue	$36
Foreign exchange contracts	$79	Total cost of net revenue	4
Interest rate contracts	(3)	Interest and other, net	—	Interest and other, net	$—
Total	$76		$40		$—

For the three months ended July 29, 2011
		Total net revenue	$(85)
Foreign exchange contracts	$(4)	Total cost of net revenue	(8)
Interest rate contracts	(1)	Interest and other, net	—	Interest and other, net	$(2)
Total	$(5)		$(93)		$(2)

For the six months ended August 3, 2012
		Total net revenue	$33
Foreign exchange contracts	$54	Total cost of net revenue	(7)
Interest rate contracts	(3)	Interest and other, net	—	Interest and other, net	$—
Total	$51		$26		$—

For the six months ended July 29, 2011
		Total net revenue	$(238)
Foreign exchange contracts	$(242)	Total cost of net revenue	(22)
Interest rate contracts	2	Interest and other, net	—	Interest and other, net	$(2)
Total	$(240)		$(260)		$(2)

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

	August 3, 2012
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$267	$—	$2	$—	$269
Foreign exchange contracts in a liability position	(147)	—	(5)	—	(152)
Interest rate contracts in an asset position	—	14	—	—	14
Interest rate contracts in a liability position	—	—	—	(7)	(7)
Net asset (liability)	120	14	(3)	(7)	124
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	44	—	1	—	45
Foreign exchange contracts in a liability position	(49)	—	(7)	—	(56)
Net asset (liability)	(5)	—	(6)	—	(11)
Total derivatives at fair value	$115	$14	$(9)	$(7)	$113

	February 3, 2012
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$266	$—	$2	$—	$268
Foreign exchange contracts in a liability position	(140)	—	(7)	—	(147)
Interest rate contracts in an asset position	—	8	—	—	8
Interest rate contracts in a liability position	—	—	—	(3)	(3)
Net asset (liability)	126	8	(5)	(3)	126
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	67	—	1	—	68
Foreign exchange contracts in a liability position	(61)	—	(10)	—	(71)
Net asset (liability)	6	—	(9)	—	(3)
Total derivatives at fair value	$132	$8	$(14)	$(3)	$123

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 — ACQUISITIONS

During the six months ended August 3, 2012, Dell completed its acquisitions of AppAssure Software, Inc., Clerity Solutions, Inc., SonicWALL Inc. (“SonicWALL”), Wyse Technology, Inc. ("Wyse Technology"), and Make Technologies Inc. The total purchase consideration was approximately $2.4 billion in cash for all of the outstanding shares of all of the acquisitions completed during the period, which primarily consisted of SonicWALL and Wyse Technology. SonicWALL is a global technology company that offers advanced network security and data protection software solutions. Wyse Technology is a global provider of client computing solutions designed to extend desktop virtualization offerings. All of the acquisitions will be integrated into Dell's Commercial segments.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for all the acquisitions completed during the period:

	Estimated Cost	Weighted-Average Useful Life
	(in millions)	(in years)
Intangible Assets:
Amortizable intangible assets:
Customer relationships	$374	5.3
Technology	561	5.2
Non-compete agreements	5	4.0
Trade names	46	7.3
Total amortizable intangible assets	986	5.3
In-process research and development	31
Total intangible assets	1,017
Goodwill	1,734
Deferred tax liability, net	(323)
Other assets acquired and liabilities assumed, net	(7)
Total	$2,421

Dell has recorded these transactions using the acquisition method of accounting and recorded their respective assets and liabilities at fair value at the date of acquisition. The excess of the purchase prices over the estimated fair values was recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for these acquisitions prior to the finalization of more detailed analyses, but not to exceed one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill. Any subsequent changes to any purchase price allocations that are material to Dell's consolidated financial results will be adjusted retroactively.

Dell's preliminary estimate for goodwill acquired during the six months ended August 3, 2012, was $1.7 billion. This amount primarily represents synergies associated with combining these companies with Dell to provide Dell's customers with a broader range of IT solutions. This goodwill is not deductible for tax purposes. In conjunction with these acquisitions, Dell will incur approximately $154 million in compensation-related retention expenses that will be expensed over a period of up to four years. There was no contingent consideration related to these acquisitions. Dell has not presented pro forma results of operations for the foregoing acquisitions because they are not material to Dell's Condensed Consolidated Financial Statements on either an individual or an aggregate basis.

Additionally, during the second quarter of Fiscal 2013, Dell announced that it entered into a definitive agreement to purchase Quest Software Inc., a global provider of IT management software. Under terms of the agreement, Dell will pay $28.00 per share in cash for each share of Quest for an aggregate purchase price of approximately $2.4 billion, net of Quest’s cash and debt. The transaction is expected to close in the third quarter of Fiscal 2013, subject to approval by Quest's shareholders and other customary closing conditions.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill allocated to Dell's business segments as of August 3, 2012, and February 3, 2012, and changes in the carrying amount of goodwill for the six months ended August 3, 2012, were as follows:

	Large Enterprise	Public	Small and Medium Business	Consumer	Total
	(in millions)
Balance at February 3, 2012	$2,222	$2,547	$759	$310	$5,838
Goodwill acquired during the period	555	454	725	—	1,734
Adjustments	(7)	(3)	(4)	—	(14)
Balance at August 3, 2012	$2,770	$2,998	$1,480	$310	$7,558

Goodwill is tested for impairment on an annual basis during the second fiscal quarter, or sooner if an indicator of impairment occurs. Based on the results of the annual impairment test, performed during the second quarter of Fiscal 2013, no impairment of goodwill existed at August 3, 2012. Dell did not have any accumulated goodwill impairment charges as of August 3, 2012.
Intangible Assets
Dell's intangible assets associated with completed acquisitions at August 3, 2012, and February 3, 2012, were as follows:

	August 3, 2012			February 3, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$1,943	$(616)	$1,327	$1,569	$(506)	$1,063
Technology	1,746	(627)	1,119	1,156	(490)	666
Non-compete agreements	75	(48)	27	70	(42)	28
Trade names	127	(48)	79	81	(41)	40
Amortizable intangible assets	3,891	(1,339)	2,552	2,876	(1,079)	1,797
In-process research and development	31	—	31	34	—	34
Indefinite lived intangible assets	26	—	26	26	—	26
Total intangible assets	$3,948	$(1,339)	$2,609	$2,936	$(1,079)	$1,857
Amortization expense related to finite-lived intangible assets was approximately $150 million and $95 million during the three months ended August 3, 2012, and July 29, 2011, respectively, and $260 million and $187 million during the six months ended August 3, 2012, and July 29, 2011, respectively. There were no material impairment charges related to intangible assets for the three and six months ended August 3, 2012, and July 29, 2011.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Estimated future annual pre-tax amortization expense of finite-lived intangible assets as of August 3, 2012, over the next five fiscal years and thereafter is as follows:

Fiscal Years	(in millions)
2013 (remaining six months)	$311
2014	595
2015	506
2016	385
2017	317
Thereafter	438
Total	$2,552

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

	Three Months Ended		Six Months Ended
	August 3, 2012	July 29, 2011	August 3, 2012	July 29, 2011
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$862	$931	$888	$895
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(a)(b)	250	263	533	556
Service obligations honored	(272)	(250)	(581)	(507)
Warranty liability at end of period	$840	$944	$840	$944
Current portion	$538	$622	$538	$622
Non-current portion	302	322	302	322
Warranty liability at end of period	$840	$944	$840	$944

	Three Months Ended		Six Months Ended
	August 3, 2012	July 29, 2011	August 3, 2012	July 29, 2011
	(in millions)
Deferred extended warranty revenue:
Deferred extended warranty revenue at beginning of period	$7,044	$6,589	$7,002	$6,416
Revenue deferred for new extended warranties(b)	1,128	1,120	2,134	2,188
Revenue recognized	(974)	(915)	(1,938)	(1,810)
Deferred extended warranty revenue at end of period	$7,198	$6,794	$7,198	$6,794
Current portion	$3,404	$3,158	$3,404	$3,158
Non-current portion	3,794	3,636	3,794	3,636
Deferred extended warranty revenue at end of period	$7,198	$6,794	$7,198	$6,794
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
On December 29, 2005, Zentralstelle Für private Überspielungrechte (“ZPÜ”), a joint association of various German collecting societies, instituted arbitration proceedings against Dell's German subsidiary before the Board of Arbitration at the German Patent and Trademark Office in Munich, and subsequently filed a lawsuit in the German Regional Court in Munich on February 21, 2008, seeking levies to be paid on each personal computer sold by Dell in Germany through the end of calendar year 2007. On December 23, 2009, ZPÜ and the German industry association, BCH, reached a settlement regarding audio-video copyright levy litigation (with levies ranging from €3.15 to €13.65 per unit). Dell joined this settlement on February 23, 2010, and has paid the amounts due under the settlement. However, because the settlement agreement expired on December 31, 2010, the amount of levies payable after calendar year 2010, as well as Dell's ability to recover such amounts through increased prices, remains uncertain.

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

Chad Brazil and Steven Seick v Dell Inc. — Chad Brazil and Steven Seick filed a class action suit against Dell in March 2007 in the U.S. District Court for the Northern District of California. The plaintiffs allege that Dell advertised discounts on its products from false “regular” prices, in violation of California law. The plaintiffs seek compensatory damages, disgorgement of profits from the alleged false advertising, injunctive relief, punitive damages and attorneys' fees. In December 2010, the District Court certified a class consisting of all California residents who had purchased certain products advertised with a former sales price on the consumer segment of Dell's website during an approximately four year period between March 2003 and June 2007. During the first quarter of Fiscal 2012, the plaintiffs and Dell reached a class-wide settlement in principle regarding the dispute on terms that are not material to Dell, and on October 28, 2011, the District Court granted final approval of the settlement. After the final approval of the settlement, an objector to the settlement filed a notice of appeal to the Ninth Circuit Court of Appeals with regard to the approval. The appeal was dismissed in June 2012.

Convolve Inc. v Dell Inc. — Convolve, Inc. sued Dell, Western Digital Corporation (“Western Digital”), Hitachi Global Storage Technologies, Inc., and Hitachi Ltd. (collectively “Hitachi”) on June 18, 2008 in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that the defendants infringe United States Patent No. 4,916,635 (entitled “Shaping Command Inputs to Minimize Unwanted Dynamics”) and United States Patent No. 6,314,473 (entitled “System for Removing Selected Unwanted Frequencies in Accordance with Altered Settings in a User Interface of a Data Storage Device”). Western Digital and Hitachi are hard drive suppliers of Dell. The plaintiff sought damages for each product with an allegedly infringing hard drive sold by Dell, plus exemplary damages for allegedly willful infringement. On July 26, 2011, a jury found that the patents had been infringed and awarded the plaintiff an amount of damages that is not material to Dell. The jury decision is subject to final approval and entry by the judge.

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

As of August 3, 2012, Dell does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, Dell's business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on Dell's business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 — INCOME AND OTHER TAXES

Dell's effective income tax rate was 12.7% and 18.4% for the three months ended August 3, 2012, and July 29, 2011, respectively, and 16.1% and 18.8% for the six months ended August 3, 2012, and July 29, 2011, respectively. These declines were primarily attributable to a change in estimate related to the geographical distribution of income for Fiscal 2012, as well as the expiration of statutes in certain foreign jurisdictions. The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 35% principally result from Dell's geographical distribution of taxable income and differences between the book and tax treatment of certain items. In certain jurisdictions, Dell's tax rate is significantly less than the applicable statutory rate as a result of tax holidays. Dell's significant tax holidays expire in whole or in part during Fiscal 2016 through Fiscal 2021. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The income tax rate for future quarters of Fiscal 2013 will be impacted by the actual mix of jurisdictions in which income is generated.

Dell is currently under income tax audits in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which Dell is subject include fiscal years 1999 through 2011. As a result of these audits, Dell maintains ongoing discussions and negotiations relating to tax matters with the taxing authorities in these jurisdictions. Dell believes that it has provided adequate reserves related to all matters contained in tax periods open to examination.

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

Judgment is required in evaluating Dell's uncertain tax positions and determining Dell's provision for income taxes. Dell's net unrecognized tax benefits, included in other non-current liabilities in its Condensed Consolidated Statements of Financial Position, were $2.7 billion and $2.6 billion as of August 3, 2012, and February 3, 2012, respectively. If recognized, these tax benefits would favorably impact Dell's effective tax rate. Although the timing of income tax audit resolutions and negotiations with taxing authorities is highly uncertain, Dell does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

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

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 — EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Accordingly, certain stock-based incentive awards have been excluded from the calculation of diluted earnings per share, totaling 135 million and 138 million common shares for the three months ended August 3, 2012, and July 29, 2011, respectively, and 121 million and 153 million for the six months ended August 3, 2012, and July 29, 2011, respectively.
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended August 3, 2012, and July 29, 2011:

	Three Months Ended		Six Months Ended
	August 3, 2012	July 29, 2011	August 3, 2012	July 29, 2011
	(in millions, except per share amounts)
Numerator:
Net income	$732	$890	$1,367	$1,835
Denominator:
Weighted-average shares outstanding:
Basic	1,747	1,858	1,753	1,883
Effect of dilutive options, restricted stock units, restricted stock, and other	6	13	11	14
Diluted	1,753	1,871	1,764	1,897
Earnings per share:
Basic	$0.42	$0.48	$0.78	$0.97
Diluted	$0.42	$0.48	$0.77	$0.97

NOTE 14 — SEGMENT INFORMATION
The business segments disclosed in the accompanying Condensed Consolidated Financial Statements are based on information reviewed by Dell's management to evaluate the business segment results. Dell's measure of segment operating income for management reporting purposes excludes severance and facility action costs and acquisition-related charges, broad based long-term incentives, and amortization of intangible assets.
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

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents net revenue by Dell's reportable global segments as well as a reconciliation of consolidated segment operating income to Dell's consolidated operating income:

	Three Months Ended		Six Months Ended
	August 3, 2012	July 29, 2011	August 3, 2012	July 29, 2011
	(in millions)
Net revenue:
Large Enterprise	$4,536	$4,677	$8,972	$9,264
Public	4,065	4,329	7,531	7,950
Small and Medium Business	3,258	3,306	6,735	6,661
Consumer	2,624	3,346	5,667	6,800
Total	$14,483	$15,658	$28,905	$30,675
Consolidated operating income:
Large Enterprise	$433	$460	$835	$976
Public	379	466	650	818
Small and Medium Business	382	380	771	815
Consumer	14	103	46	273
Segment operating income	1,208	1,409	2,302	2,882
Broad based long-term incentives(a)	(85)	(81)	(169)	(178)
Amortization of intangible assets	(150)	(95)	(260)	(187)
Severance and facility actions and acquisition-related costs (a)(b)	(72)	(87)	(148)	(159)
Total	$901	$1,146	$1,725	$2,358
____________________

(a)	Broad based long-term incentives includes stock-based compensation and other long-term incentive awards, but excludes any costs related to acquisitions.

(b)	Acquisition-related costs consist primarily of retention payments, integration costs, and consulting fees.

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

Our strategic transformation has contributed to improvements in our operating margins over time. We employ a collaborative approach to product design and development in which our engineers, with direct customer input, design innovative solutions and work with a global network of technology companies to architect new system designs, influence the direction of future development, and integrate new technologies into our products. Through this collaborative, customer-focused approach, we strive to deliver new and relevant products and services to the market quickly and efficiently. For our client business, we have directed our development efforts towards streamlining our product portfolio and focusing on product leadership by developing next generation capabilities. We continue to invest in the enhancement of our sales and marketing functions. Over time, we have added new distribution channels, such as retail, system integrators, value-added resellers, and distributors, to expand our access to more end-users around the world.

We supplement organic growth with a disciplined acquisition program targeting businesses that will expand our portfolio of higher-margin enterprise solutions offerings. We emphasize acquisitions of companies with portfolios that we can leverage with our global customer base and distribution. Since the beginning of Fiscal 2012, we have acquired several businesses that extend our core capabilities in a variety of enterprise offerings, including storage, networking, systems management appliance, virtualized server, data center, and desktop solutions, and software-as-a-service application integration, as well as enabled expansion of our customer financing activities. We completed five of these acquisitions in Fiscal 2013, including our acquisitions of SonicWALL and Wyse Technology. In addition, during the second quarter of Fiscal 2013, we announced our entry into a definitive agreement to purchase Quest Software Inc., a global provider of IT management software. The comparability of our results of operations for the second quarter and first six months of Fiscal 2013 compared to the same periods in Fiscal 2012 is affected by these acquisitions, although the impact is not material. For further discussion regarding our acquisitions, see Note 8 of the Notes to the Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

Presentation of Supplemental Non-GAAP Financial Measures

In this management's discussion and analysis, we use supplemental measures of our performance, which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial measures, which are considered “non-GAAP financial measures” under SEC rules, include our non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, and non-GAAP earnings per share. See “Results of Operations — Non-GAAP Financial Measures” below for more information and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

RESULTS OF OPERATIONS
Consolidated Operations
The following table summarizes our consolidated results of operations for the three and six months ended August 3, 2012, and July 29, 2011:

	Three Months Ended					Six Months Ended
	August 3, 2012			July 29, 2011		August 3, 2012			July 29, 2011
	Dollars	% of Revenue	% Change	Dollars	% of Revenue	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except per share amounts and percentages)
Net revenue:
Product	$11,403	78.7%	(10)%	$12,610	80.5%	$22,826	79.0%	(7)%	$24,669	80.4%
Services, including software related	3,080	21.3%	1%	3,048	19.5%	6,079	21.0%	1%	6,006	19.6%
Total net revenue	$14,483	100.0%	(8)%	$15,658	100.0%	$28,905	100.0%	(6)%	$30,675	100.0%
Gross margin:
Product	$2,123	18.6%	(21)%	$2,675	21.2%	$4,216	18.5%	(20)%	$5,298	21.5%
Services, including software related	1,015	32.9%	19%	850	27.9%	1,989	32.7%	20%	1,659	27.6%
Total gross margin	$3,138	21.6%	(11)%	$3,525	22.5%	$6,205	21.5%	(11)%	$6,957	22.7%
Operating expenses	$2,237	15.4%	(6)%	$2,379	15.2%	$4,480	15.5%	(3)%	$4,599	15.0%
Operating income	$901	6.2%	(21)%	$1,146	7.3%	$1,725	6.0%	(27)%	$2,358	7.7%
Net income	$732	5.1%	(18)%	$890	5.7%	$1,367	4.7%	(26)%	$1,835	6.0%
Earnings per share - diluted	$0.42	N/A	(13)%	$0.48	N/A	$0.77	N/A	(21)%	$0.97	N/A

Other Financial Information(a)
Non-GAAP gross margin	$3,270	22.6%	(10)%	$3,625	23.2%	$6,437	22.3%	(10)%	$7,136	23.3%
Non-GAAP operating expenses	$2,147	14.8%	(7)%	$2,297	14.7%	$4,304	14.9%	(3)%	$4,432	14.4%
Non-GAAP operating income	$1,123	7.8%	(15)%	$1,328	8.5%	$2,133	7.4%	(21)%	$2,704	8.8%
Non-GAAP net income	$875	6.0%	(13)%	$1,006	6.4%	$1,636	5.7%	(20)%	$2,056	6.7%
Non-GAAP earnings per share - diluted	$0.50	N/A	(7)%	$0.54	N/A	$0.93	N/A	(14)%	$1.08	N/A
_____________________

(a)
Non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, and non-GAAP earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” below for more information and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Overview

During the second quarter and first six months of Fiscal 2013, our total net revenue decreased 8% and 6%, respectively. These declines were primarily driven by the challenging dynamics in the competitive and macro-economic environment, particularly for our client products. These dynamics had a significant impact on our Consumer segment, though all of our Commercial segments were impacted as well. These declines in our client revenue were partially mitigated by increases in revenue from our enterprise solutions and services offerings.

During the second quarter of Fiscal 2013, net revenue from our Commercial segments decreased 4%, and represented approximately 82% of our total net revenue. The decrease in our Commercial net revenue was driven by a 6% decrease in net revenue from our Public customers, who continue to experience budgetary challenges. In addition, net revenue from our Large Enterprise and SMB segments decreased 3% and 1%, respectively, during the second quarter of Fiscal 2013. All of our Commercial segments experienced declines in revenue from client products, and for our Large Enterprise and SMB segments, these declines were partially offset by increases in revenue from our enterprise solutions and services offerings. During the second quarter of Fiscal 2013, net revenue from our Consumer customers decreased 22%, and represented approximately 18%

of our total net revenue. This decrease was primarily due to the lower demand driven by the competitive pricing environment as we continued to limit our participation in lower-value client products. We are also experiencing increasing competition from alternative mobile computing devices, including tablets and smart phones. Overall, revenue from our enterprise solutions and services increased 6%, while revenue from our client products decreased 14%. During the second quarter of Fiscal 2013, revenue from enterprise solutions and services represented 34% of total net revenue, compared to 29% of total net revenue in the second quarter of Fiscal 2012. Gross margin from enterprise solutions and services represented over 50% of total gross margin for the second quarter and first six months of Fiscal 2013.

For the first six months of Fiscal 2013, the decrease in total net revenue was driven by a 17% and 3% decrease in revenue from our Consumer and Commercial segments, respectively. During the first six months of Fiscal 2013, revenue from enterprise solutions and services increased 4%, while revenue from client products decreased 10%. During the first six months of Fiscal 2013, revenue from enterprise solutions and services represented 33% of total net revenue, compared to 29% of total net revenue in the same period of Fiscal 2012.

During the second quarter and first six months of Fiscal 2013, our consolidated operating income as a percentage of net revenue decreased 110 basis points and 170 basis points to 6.2% and 6.0%, respectively. For our Commercial segments, during the second quarter and first six months of Fiscal 2013, operating income as a percentage of net revenue decreased 50 basis points and 120 basis points to 10.1% and 9.7%, respectively. For our Consumer segment, during the second quarter and first six months of Fiscal 2013, operating income as a percentage of net revenue decreased 260 basis points and 320 basis points to 0.5% and 0.8%, respectively. These declines in operating income percentage were primarily driven by reduced gross margins for our products.

As of August 3, 2012, we had $14.6 billion of total cash, cash equivalents, and investments and $8.4 billion in total debt. In comparison, as of February 3, 2012, we had $18.2 billion of total cash, cash equivalents, and investments and $9.3 billion in total debt. During the first six months of Fiscal 2013, we maintained an efficient cash conversion cycle as well as strong cash and investment positions. Operating cash flows during the first six months of Fiscal 2013 and Fiscal 2012 were $0.5 billion and $2.8 billion, respectively. This decrease was primarily driven by unfavorable changes in working capital as well as a decrease in net income. We believe that we can generate cash flow from operations in excess of net income over the long term. In addition, during the second quarter of Fiscal 2013, we announced the adoption of a dividend policy under which we intend to pay a quarterly cash dividend of $0.08 per share of common stock beginning in the third quarter of Fiscal 2013.

Given the uncertain macro-economic environment and the competitive dynamics we are experiencing, we believe revenue in the third quarter of Fiscal 2013 will be below historical seasonal trends. In the long-run, we believe that we will profitably grow revenue and operating income through the expansion of our enterprise solutions and services business as well as through the continued extension of our client product portfolio. To complement these long-term objectives, we are also focusing on various cost savings initiatives. We are committed to our strategic transformation to an end-to-end technology solutions company, and we are continuing to make investments that improve our solutions capabilities.
Revenue

•
Product Revenue — Product revenue decreased 10% and 7% during the second quarter and first six months of Fiscal 2013, respectively. We experienced a challenging demand environment, particularly for our client products, in the second quarter and first six months of Fiscal 2013. See "Revenue by Product and Services Categories" for further information regarding product revenue.

•
Services Revenue, including software related — Services revenue, including software related, increased 1% during both the second quarter and first six months of Fiscal 2013. These slight increases were attributable to a 3% and 4% increase in services revenue for the second quarter and first six months of Fiscal 2013, respectively, partially offset by a 4% decrease in third-party software revenue for both the second quarter and first six months of Fiscal 2013. Third-party software revenue growth has been impacted by a continued reduction of our participation in non-strategic areas.

During the second quarter and first six months of Fiscal 2013, revenue from the U.S. decreased 5% and 6%, respectively, while revenue from outside the U.S. decreased 10% and 6%, respectively, during the same periods. Revenue from outside the U.S. represented 49% and 51% of total net revenue for the second quarter and first six months of Fiscal 2013, respectively. Revenue from Growth Countries, including BRIC, declined during the second quarter and first six months of Fiscal 2013, as we limited our participation in lower-value offerings and experienced a more competitive environment in these markets. We continue to view these geographical markets, which include the vast majority of the world's population, as a long-term growth opportunity. Accordingly, we are continuing to tailor solutions to meet specific regional needs of these markets, and enhance relationships within these regions to provide customer choice and flexibility.

We manage our business on a U.S. dollar basis and factor foreign currency exchange rate movements into our pricing decisions. In addition, we utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time.  As a result of our hedging programs, the impact of foreign currency movements was not material to our total net revenue for the second quarter and first six months of Fiscal 2013.
Gross Margin

•
Products — During the second quarter and first six months of Fiscal 2013, product gross margins decreased in absolute dollars and in gross margin percentage. Product gross margin percentage decreased from 21.2% to 18.6% for the second quarter of Fiscal 2013 and from 21.5% to 18.5% for the first six months of Fiscal 2013. The decline in product gross margins was primarily driven by the competitive pricing environment we have been experiencing in Fiscal 2013, particularly for our client products.

•
Services, including software related — During the second quarter and first six months of Fiscal 2013, our gross margin for services, including software related, increased in absolute dollars and in gross margin percentage. Our gross margin percentage for services, including software related, increased from 27.9% to 32.9% for the second quarter of Fiscal 2013 and from 27.6% to 32.7% for the first six months of Fiscal 2013. The increase in gross margin for services, including software related, was primarily driven by increases in gross margin percentages from our support and deployment services, which primarily consist of extended warranty services, and our infrastructure, cloud, and security services. In addition, software gross margins increased in absolute dollars and in gross margin percentage.

During the second quarter of Fiscal 2013, our total gross margin decreased 11% to $3.1 billion on a GAAP basis and 10% to $3.3 billion on a non-GAAP basis. Our gross margins for the second quarters of Fiscal 2013 and Fiscal 2012 include benefits of approximately $70 million for each period, which primarily relate to vendor settlements. During the first six months of Fiscal 2013, total gross margin decreased 11% to $6.2 billion on a GAAP basis and 10% to $6.4 billion on a non-GAAP basis. Gross margin on a GAAP basis for the second quarter and first six months of Fiscal 2013 and Fiscal 2012 includes the effects of amortization of intangible assets and of severance and facility action costs and acquisition-related charges. As set forth in the reconciliation under "Non-GAAP Financial Measures" below, these items are excluded from the calculation of non-GAAP gross margin for the second quarter and first six months of Fiscal 2013 and Fiscal 2012. Amortization of intangible assets included in GAAP gross margin increased 48% to $109 million during the second quarter of Fiscal 2013 and 36% to $197 million during the first six months of Fiscal 2013. These increases were primarily attributable to an increase in purchased intangible assets over the period.

Vendor Programs and Settlements

Our gross margin is affected by our ability to achieve competitive pricing with our vendors and contract manufacturers, including through our negotiation of a variety of vendor rebate programs to achieve lower net costs for the various components we include in our products. Under these programs, vendors provide us with rebates or other discounts from the list prices for the components, which are generally elements of their pricing strategy. Vendor rebate programs are only one element of the costs we negotiate for our product components. We account for vendor rebates and other discounts as a reduction in cost of net revenue. Our total net cost includes supplier list prices reduced by vendor rebates and other discounts. We manage our costs on a total net cost basis.

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally not long-term in nature, but instead are typically negotiated at the beginning of each quarter. Because of the fluid nature of these ongoing negotiations, which reflect changes in the competitive environment, the timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the second quarter and first six months of Fiscal 2013 and Fiscal 2012 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. In addition, from time to time, some of our key vendors revise their pricing programs. One of our vendors has implemented changes to its pricing programs that will become effective in the third quarter of Fiscal 2013. We are currently evaluating the impact of these changes and our strategy to mitigate any impact. We are not aware of any other significant programmatic changes to vendor pricing or rebate programs that may impact our results in the near term.

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

Operating Expenses
The following table presents information regarding our operating expenses for the three and six months ended August 3, 2012, and July 29, 2011:

	Three Months Ended					Six Months Ended
	August 3, 2012			July 29, 2011		August 3, 2012			July 29, 2011
	Dollars	% of Revenue	% Change	Dollars	% of Revenue	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$1,976	13.6%	(9)%	$2,174	13.9%	$3,985	13.8%	(5)%	$4,199	13.7%
Research, development, and engineering	261	1.8%	27%	205	1.3%	495	1.7%	24%	400	1.3%
Total operating expenses	$2,237	15.4%	(6)%	$2,379	15.2%	$4,480	15.5%	(3)%	$4,599	15.0%

Other Financial Information
Non-GAAP operating expenses (a)	$2,147	14.8%	(7)%	$2,297	14.7%	$4,304	14.9%	(3)%	$4,432	14.4%

(a) For a reconciliation of non-GAAP operating expenses to operating expenses prepared in accordance with GAAP, see “Non-GAAP Financial Measures” below.

•
Selling, General, and Administrative — During the second quarter and first six months of Fiscal 2013, selling, general, and administrative ("SG&A") expenses decreased 9% and 5%, respectively, while SG&A expenses as a percentage of revenue remained relatively unchanged. During the second quarter and first six months of Fiscal 2013, compensation-related expenses decreased 8% and 2%, respectively, driven by a decline in performance-based compensation. Additionally, other SG&A expenses decreased 11% and 10% during the second quarter and first six months of Fiscal 2013, respectively, primarily as a result of a decline in discretionary spending.

•
Research, Development, and Engineering — During the second quarter and first six months of Fiscal 2013, research, development, and engineering expenses were 1.8% and 1.7% of net revenue, respectively, compared to 1.3% for both periods in the prior year. These increases reflect our focus to shift our investments to research and development activities that support our initiatives that grow our enterprise solutions, services, and software offerings.

Total operating expenses for the second quarter of Fiscal 2013 decreased 6% to $2.2 billion on a GAAP basis and 7% to $2.1 billion on a non-GAAP basis. Total operating expenses for the first six months of Fiscal 2013 decreased 3% to $4.5 billion on a GAAP basis and 3% to $4.3 billion on a non-GAAP basis. Operating expenses on a GAAP basis for the second quarters and first six months of Fiscal 2013 and Fiscal 2012 include the effects of amortization of intangible assets and of severance and facility action costs and acquisition-related charges. In aggregate, these charges increased slightly during the second quarter and first six months of Fiscal 2013, compared to the same periods in Fiscal 2012, as a result of our recent acquisitions. As set forth in the reconciliation under “Non-GAAP Financial Measures” below, these items are excluded from the calculation of non-GAAP operating expenses for the second quarter and first six months of Fiscal 2013 and Fiscal 2012.
Operating and Net Income

•
Operating Income — During the second quarter and first six months of Fiscal 2013, operating income decreased in dollars and as a percentage of revenue. During the second quarter of Fiscal 2013, operating income dollars and percentage declined 21% and 110 basis points, respectively, on a GAAP basis, and 15% and 70 basis points, respectively, on a non-GAAP basis. During the first six months of Fiscal 2013, operating income dollars and percentage decreased 27% and 170 basis points, respectively, on a GAAP basis, and 21% and 140 basis points, respectively, on a non-GAAP basis. These decreases were primarily a result of declines in product gross margin percentage, the effects of which were partially offset by improved gross margin percentages for services, including software related.

•	Net Income — During the second quarter of Fiscal 2013, net income decreased 18% to $732 million on a GAAP basis and

13% to $875 million on a non-GAAP basis. During the first six months of Fiscal 2013, net income decreased 26% to $1.4 billion on a GAAP basis and 20% to $1.6 billion on a non-GAAP basis. Net income was impacted by decreases in operating income, the effects of which were partially offset by a lower effective tax rate. See “Income and Other Taxes” below for a discussion of our effective tax rates.

Non-GAAP Financial Measures

The following tables include information about non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, and non-GAAP earnings per share (collectively, the “non-GAAP financial measures”), which are not measurements of financial performance prepared in accordance with U.S. generally accepted accounting principles. We have provided a reconciliation of the historical non-GAAP financial measures to the most directly comparable GAAP measures in the tables below. A detailed discussion of our reasons for including the non-GAAP financial measures and the limitations associated with those measures is presented in "Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Non-GAAP Financial Measures" in our Annual Report on Form 10-K for the fiscal year ended February 3, 2012. We encourage investors to review the historical reconciliation and the non-GAAP discussion in conjunction with our presentation of non-GAAP financial measures.

The table below presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for each of the three and six months ended August 3, 2012, and July 29, 2011:

	Three Months Ended			Six Months Ended
	August 3, 2012	% Change	July 29, 2011	August 3, 2012	% Change	July 29, 2011
	(in millions, except per share amounts and percentages)
GAAP gross margin	$3,138	(11)%	$3,525	$6,205	(11)%	$6,957
Non-GAAP adjustments:
Amortization of intangibles	109		74	197		145
Severance and facility actions and acquisition-related costs	23		26	35		34
Non-GAAP gross margin	$3,270	(10)%	$3,625	$6,437	(10)%	$7,136

GAAP operating expenses	$2,237	(6)%	$2,379	$4,480	(3)%	$4,599
Non-GAAP adjustments:
Amortization of intangibles	(41)		(21)	(63)		(42)
Severance and facility actions and acquisition-related costs	(49)		(61)	(113)		(125)
Non-GAAP operating expenses	$2,147	(7)%	$2,297	$4,304	(3)%	$4,432

GAAP operating income	$901	(21)%	$1,146	$1,725	(27)%	$2,358
Non-GAAP adjustments:
Amortization of intangibles	150		95	260		187
Severance and facility actions and acquisition-related costs	72		87	148		159
Non-GAAP operating income	$1,123	(15)%	$1,328	$2,133	(21)%	$2,704

GAAP net income	$732	(18)%	$890	$1,367	(26)%	$1,835
Non-GAAP adjustments:
Amortization of intangibles	150		95	260		187
Severance and facility actions and acquisition-related costs	72		87	148		159
Aggregate adjustment for income taxes	(79)		(66)	(139)		(125)
Non-GAAP net income	$875	(13)%	$1,006	$1,636	(20)%	$2,056

GAAP earnings per share - diluted	$0.42	(13)%	$0.48	$0.77	(21)%	$0.97
Non-GAAP adjustments per share - diluted	0.08		0.06	0.16		0.11
Non-GAAP earnings per share - diluted	$0.50	(7)%	$0.54	$0.93	(14)%	$1.08

	Three Months Ended		Six Months Ended
	August 3, 2012	July 29, 2011	August 3, 2012	July 29, 2011
Percentage of Total Net Revenue
GAAP gross margin	21.6%	22.5%	21.5%	22.7%
Non-GAAP adjustments	1.0%	0.7%	0.8%	0.6%
Non-GAAP gross margin	22.6%	23.2%	22.3%	23.3%

GAAP operating expenses	15.4%	15.2%	15.5%	15.0%
Non-GAAP adjustments	(0.6)%	(0.5)%	(0.6)%	(0.6)%
Non-GAAP operating expenses	14.8%	14.7%	14.9%	14.4%

GAAP operating income	6.2%	7.3%	6.0%	7.7%
Non-GAAP adjustments	1.6%	1.2%	1.4%	1.1%
Non-GAAP operating income	7.8%	8.5%	7.4%	8.8%

GAAP net income	5.1%	5.7%	4.7%	6.0%
Non-GAAP adjustments	0.9%	0.7%	1.0%	0.7%
Non-GAAP net income	6.0%	6.4%	5.7%	6.7%

Segment Discussion

Our four global business segments are Large Enterprise, Public, Small and Medium Business, and Consumer.

Severance and facility actions and acquisition-related charges, broad based, long-term incentive expenses, and amortization of purchased intangible assets are not allocated to the reporting segments as management does not believe that these items are reflective of the underlying operating performance of the reporting segments. These costs totaled $307 million and $263 million for the second quarters of Fiscal 2013 and Fiscal 2012, respectively. For the first six months of Fiscal 2013 and Fiscal 2012, these costs were $577 million and $524 million, respectively.

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

The following table presents our net revenue and operating income by our reportable global segments for the three and six months ended August 3, 2012, and July 29, 2011:

	Three Months Ended					Six Months Ended
	August 3, 2012			July 29, 2011		August 3, 2012			July 29, 2011
	Dollars	% of Revenue(a)	% Change	Dollars	% of Revenue(a)	Dollars	% of Revenue(a)	% Change	Dollars	% of Revenue(a)
	(in millions, except percentages)
Large Enterprise
Net revenue	$4,536	31%	(3)%	$4,677	30%	$8,972	31%	(3)%	$9,264	30%
Operating income	$433	9.5%	(6)%	$460	9.8%	$835	9.3%	(14)%	$976	10.5%
Public
Net revenue	$4,065	28%	(6)%	$4,329	28%	$7,531	26%	(5)%	$7,950	26%
Operating income	$379	9.3%	(19)%	$466	10.8%	$650	8.6%	(21)%	$818	10.3%
Small and Medium Business
Net revenue	$3,258	23%	(1)%	$3,306	21%	$6,735	23%	1%	$6,661	22%
Operating income	$382	11.7%	1%	$380	11.5%	$771	11.4%	(5)%	$815	12.2%
Consumer
Net revenue	$2,624	18%	(22)%	$3,346	21%	$5,667	20%	(17)%	$6,800	22%
Operating income	$14	0.5%	(86)%	$103	3.1%	$46	0.8%	(83)%	$273	4.0%

(a)     Operating income percentage of revenue is stated in relation to the respective segment.

•
Large Enterprise — During the second quarter of Fiscal 2013, Large Enterprise experienced a 3% decrease in net revenue. Revenue from servers and networking and services revenue increased 17% and 5%, respectively, while storage revenue declined 18%. Revenue from software and peripherals, mobility products, and desktop PC revenue decreased 12%, 11%, and 12%, respectively. Large Enterprise revenue decreased across all regions in the second quarter of Fiscal 2013, led by a decline in revenue from the Asia Pacific and Japan ("APJ") region, due to the competitive environment we experienced for our client products. Revenue from the Americas and Europe, the Middle East, and Africa ("EMEA") declined slightly during the second quarter of Fiscal 2013.

During the first six months of Fiscal 2013, net revenue from Large Enterprise decreased 3%. Revenue from servers and networking and services revenue increased 6% and 7%, respectively, while storage revenue declined 17%. Revenue from software and peripherals decreased 12% during the first six months of Fiscal 2013, while revenue from mobility products and desktop PC revenue each declined 7% during the same period. At a regional level, during the first six months of Fiscal 2013, Large Enterprise revenue from the Americas and APJ decreased, while revenue from EMEA was essentially unchanged.

During the second quarter and first six months of Fiscal 2013, Large Enterprise's operating income as a percentage of revenue decreased 30 basis points and 120 basis points to 9.5% and 9.3%, respectively. These declines were primarily attributable to declines in gross margin percentage for our products, partially offset by an increase in gross margin percentage attributable to our services, including software related.

•
Public — During the second quarter of Fiscal 2013, Public experienced a 6% decrease in net revenue, which was primarily attributable to continued budgetary constraints on public spending. During the second quarter of Fiscal 2013, revenue from all product lines decreased, except for revenue from servers and networking, which increased 4%. Storage revenue and revenue from services decreased 13% and 2%, respectively, while revenue from software and peripherals, mobility products, and desktop PC revenue decreased 10%, 7%, and 9%, respectively. Public revenue decreased across all regions in the second quarter of Fiscal 2013, led by a decline in revenue from the Americas, which was primarily attributable to a decrease in revenue from the U.S.

During the first six months of Fiscal 2013, Public net revenue decreased 5%. Revenue from all product lines decreased during the first six months of Fiscal 2013, except for revenue from servers and networking, which increased 2%. Storage revenue and revenue from services decreased 12% and 2%, respectively, while revenue from software and peripherals, mobility products, and desktop PC revenue decreased 8%, 8%, and 6%, respectively. Public revenue decreased across all regions in the first six months of Fiscal 2013, led by a decline in revenue from the Americas, which was primarily attributable to a decrease in revenue from the U.S.

During the second quarter and first six months of Fiscal 2013, Public's operating income as a percentage of net revenue decreased 150 basis points and 170 basis points to 9.3% and 8.6%, respectively. These declines were primarily attributable to declines in gross margin percentage for our products, partially offset by an increase in gross margin percentage attributable to our services, including software related.

•
Small and Medium Business — During the second quarter of Fiscal 2013, SMB experienced a slight decrease in net revenue. Revenue from servers and networking and services increased 16% and 27%, respectively, while storage revenue decreased 10%. Revenue from software and peripherals, mobility products, and desktop PC revenue decreased 1%, 17%, and 6%, respectively. At a regional level, SMB experienced a decline in revenue from EMEA and a slight decline in revenue from APJ, while revenue from the Americas was essentially unchanged.

During the first six months of Fiscal 2013, SMB experienced a slight increase in net revenue, which was primarily attributable to increases in enterprise solutions and services revenue, largely offset by a decrease in mobility and desktop PC revenue. Revenue from servers and networking and services increased 16% and 25%, respectively, while storage revenue decreased 2%. Revenue from software and peripherals was essentially unchanged, while mobility revenue and revenue from desktop PCs decreased 11% and 4%, respectively. At a regional level, during the first six months of Fiscal 2013, SMB experienced an increase in revenue from APJ, while revenue from EMEA decreased slightly. SMB revenue from the Americas was essentially unchanged during the first six months of Fiscal 2013.

SMB's operating income results were mixed for the second quarter and first six months of Fiscal 2013. During the second quarter of Fiscal 2013, SMB's operating income as a percentage of net revenue increased 20 basis points to 11.7%. This increase was attributable to an increase in gross margin percentage for our services, including software related, largely offset by increased operating expenses as a percentage of revenue, driven by an increase in research, development, and engineering spending. During the first six months of Fiscal 2013, SMB's operating income as a percentage of net revenue decreased 80 basis points to 11.4%. This decrease was attributable to declines in gross margin percentage for our products and an increase in operating expenses as a percentage of revenue, driven by an increase in research, development, and engineering expenses, largely offset by an increase in gross margin percentage attributable to our services, including software related.

•
Consumer — During the second quarter of Fiscal 2013, Consumer experienced a 22% decrease in revenue. Consumer revenue was impacted in the second quarter of Fiscal 2013 as we continued to limit our participation in lower-value offerings, such as low-value notebooks and software and peripherals. In addition, we experienced increasing competition from alternative mobile computing devices, including tablets and smart phones. Revenue from all product and services categories decreased during the second quarter of Fiscal 2013. The overall decrease in consumer revenue was primarily attributable to a 26% decline in mobility product revenue, driven by a 28% decrease in units sold, partially offset by a 3% increase in average selling prices. Desktop PC revenue decreased 9% during the second quarter of Fiscal 2013, driven by a 3% decrease in units sold and a 6% decrease in average selling prices. Revenue from software and peripherals decreased 14%, and Consumer services revenue decreased 16%, primarily due to a decrease in client units sold. Consumer experienced declines in revenue across all regions. Revenue from Growth Countries decreased 20%, primarily as a result of a decline in revenue from BRIC countries.

During the first six months of Fiscal 2013, Consumer experienced a 17% decrease in revenue. Revenue from all product and services categories decreased during the first six months of Fiscal 2013. The overall decrease in Consumer revenue was primarily attributable to a 21% decline in mobility product revenue, driven by a 19% decrease in units sold and a 2% decrease in average selling prices. Desktop PC revenue decreased 3% due to an 8% decline in average selling prices, largely offset by a 5% increase in units sold. Revenue from software and peripherals decreased 11%, and Consumer services revenue decreased 14%, primarily due to a decrease in client units sold. Consumer experienced declines in revenue across all regions during the first six months of Fiscal 2013, particularly in the Americas, driven by a decline in revenue from the U.S. and APJ. During the first six months of Fiscal 2013, revenue from Growth Countries decreased 13%.

During the second quarter and first six months of Fiscal 2013, Consumer's operating income as a percentage of net revenue decreased 260 basis points and 320 basis points to 0.5% and 0.8%, respectively. These declines in operating income percentage were primarily attributable to the competitive environment we have experienced in Fiscal 2013.
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
The following table summarizes our net revenue by product and services categories for the three and six months ended August 3, 2012, and July 29, 2011:

	Three Months Ended					Six Months Ended
	August 3, 2012			July 29, 2011		August 3, 2012			July 29, 2011
	Dollars	% of Revenue	% Change	Dollars	% of Revenue	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except percentages)
Net revenue:
Enterprise solutions and services:
Enterprise solutions:
Servers and networking	$2,332	16%	14%	$2,054	13%	$4,349	15%	8%	$4,027	13%
Storage	435	3%	(13)%	502	3%	879	3%	(11)%	983	3%
Services	2,106	15%	3%	2,036	13%	4,177	15%	4%	4,020	13%
Software and peripherals	2,338	16%	(9)%	2,569	16%	4,724	16%	(8)%	5,136	17%
Client:
Mobility	3,870	27%	(19)%	4,761	31%	8,106	28%	(14)%	9,477	31%
Desktop PCs	3,402	23%	(9)%	3,736	24%	6,670	23%	(5)%	7,032	23%
Total net revenue	$14,483	100%	(8)%	$15,658	100%	$28,905	100%	(6)%	$30,675	100%

•	Enterprise Solutions and Services

▪Enterprise Solutions:

•
Servers and Networking — During the second quarter and first six months of Fiscal 2013, servers and networking revenue increased 14% and 8%, respectively. The increases in our servers and networking revenue for the second quarter and first six months of Fiscal 2013 were driven by an increase in unit demand for our servers as well as revenue from our Fiscal 2012 and Fiscal 2013 acquisitions, which have expanded our server and networking offerings. These increases were partially offset by a slight decline in average selling prices. At the end of the first quarter of Fiscal 2013, we launched our 12th generation line of servers. We are experiencing a positive response to these servers, which contributed to our revenue growth.

•
Storage — During the second quarter and first six months of Fiscal 2013, storage revenue decreased 13% and 11%, respectively. These declines were primarily attributable to an anticipated decline in sales of third-party storage products, which were partially offset by revenue from sales of Dell-branded storage products, such as our Compellent storage offerings. During the second quarter and first six months of Fiscal 2013, sales of Dell-branded storage products increased 6% and 14%, respectively.  Dell-branded storage offerings generate higher margins than third-party storage products, and we believe this will continue in the long-term.

▪
Services — During the second quarter and first six months of Fiscal 2013, services revenue increased 3% and 4%, respectively. These increases were driven by an increase in support and deployment services, which consist of support and extended warranty services, managed deployment, enterprise installation, and configuration services. During the second quarter and first six months of Fiscal 2013, revenue from support and deployment services increased 7% and 8%, respectively. Our estimated services backlog as of August 3, 2012, and February 3, 2012, was $16.3 billion and $15.5 billion, respectively. We provide information regarding services backlog because we believe it provides useful trend information regarding changes in the size of our services business over time. Services backlog, as defined by us, includes deferred revenue from extended warranties and contracted services backlog. Deferred revenue from extended warranties was $7.2 billion and $7.0 billion as of August 3, 2012, and February 3, 2012, respectively. Estimated contracted services backlog, which is primarily related to our outsourcing services business, was $9.1 billion and $8.5 billion as of August 3, 2012, and February 3, 2012, respectively. See "Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Revenue by Product and Services Categories — Services" in our Annual Report on Form 10-K for the fiscal year ended February 3, 2012, for more information on our services backlog calculation.

•
Software and Peripherals — Revenue from sales of software and peripherals (“S&P”) is derived from sales of Dell-branded printers, monitors (not sold with systems), projectors, keyboards, mice, docking stations, and a multitude of third-party peripherals, including televisions, cameras, third-party software sales and related support services, and other products. During the second quarter and first six months of Fiscal 2013, S&P revenue decreased 9% and 8%, respectively. Revenue growth in S&P has been impacted as we continue to reduce our participation in non-strategic areas. In addition, revenue growth in the S&P area has been impacted in Fiscal 2013 by a decrease in unit sales of our client products, which affected our ability to attach additional S&P products.

Software revenue from our S&P line of business, which includes stand-alone sales of software license fees and related post-contract customer support, is reported in services revenue, including software related, in our Condensed Consolidated Statements of Income. Software and related support services revenue represented 32% and 33% of services revenue, including software related, for the second quarters of Fiscal 2013 and Fiscal 2012, respectively, and 31% and 33% for the first six months of Fiscal 2013 and Fiscal 2012, respectively.

•	Client

▪
Mobility — Revenue from mobility products (which include notebooks, mobile workstations, and tablets) decreased 19% and 14% during the second quarter and first six months of Fiscal 2013, respectively. These declines were driven by a decrease in mobility unit sales of 20% and 13% for the second quarter and first six months of Fiscal 2013, respectively. Average selling prices increased 2% during the second quarter of Fiscal 2013 and decreased 1% during the first six months of Fiscal 2013. During the second quarter and first six months of Fiscal 2013, Commercial mobility revenue decreased 12% and 9%, respectively, while Consumer mobility revenue decreased 26% and 21%, respectively. During the second quarter of Fiscal 2013, we continued to experience an increasingly competitive pricing environment in our client business, particularly for our lower-value offerings. In addition, particularly in our Consumer segment, we are seeing some impact as customers focus on alternative computing devices, including tablets and smartphones.

▪
Desktop PCs — During the second quarter and first six months of Fiscal 2013, revenue from desktop PCs (which include desktop computer systems and fixed workstations) decreased 9% and 5%, respectively. These declines were driven by a 9% and 6% decrease in average selling prices during the second quarter and first six months of Fiscal 2013, respectively. Unit sales were essentially unchanged during the second quarter of Fiscal 2013 and increased slightly during the first six months of Fiscal 2013.

Interest and Other, Net
The following table provides a detailed presentation of interest and other, net for the three and six months ended August 3, 2012, and July 29, 2011:

	Three Months Ended		Six Months Ended
	August 3, 2012	July 29, 2011	August 3, 2012	July 29, 2011
	(in millions)
Interest and other, net:
Investment income, primarily interest	$27	$17	$56	$34
Gains (losses) on investments, net	10	2	16	3
Interest expense	(71)	(72)	(140)	(134)
Foreign exchange	(25)	9	(15)	9
Other	(4)	(11)	(12)	(9)
Interest and other, net	$(63)	$(55)	$(95)	$(97)

During the second quarter and first six months of Fiscal 2013, interest and other, net was effectively unchanged, when compared to the same periods in Fiscal 2012. The changes in foreign exchange for these periods were primarily due to higher costs associated with our hedging program and revaluations of certain un-hedged foreign currencies.

Income and Other Taxes
Our effective tax rate was 12.7% and 18.4% for the second quarters of Fiscal 2013 and Fiscal 2012, respectively. For the first six months of Fiscal 2013 and Fiscal 2012, our effective income tax rate was 16.1% and 18.8%, respectively. These declines were primarily attributable to a change in estimate related to the geographical distribution of income for Fiscal 2012, as well as the expiration of statutes in certain foreign jurisdictions.

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

ACCOUNTS RECEIVABLE
We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net was $6.8 billion and $6.5 billion as of August 3, 2012, and February 3, 2012, respectively, which represents a 5% increase. This increase in accounts receivable, net was primarily due to a continued shift in the mix of receivables towards customers with longer payment terms. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on specific identifiable customer accounts that are deemed at risk and a provision for accounts that are collectively evaluated based on historical bad debt experience. As of August 3, 2012, and February 3, 2012, the allowance for doubtful accounts was $77 million and $63 million, respectively. Based on our assessment, we believe we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.
DELL FINANCIAL SERVICES AND FINANCING RECEIVABLES
Dell Financial Services ("DFS") offers a wide range of financial services, including originating, collecting, and servicing customer receivables primarily related to the purchase of Dell products. In some cases, we may originate financing activities for our Commercial customers related to the purchase of third-party technology products that complement our portfolio of products and services. New financing originations, which represent the amounts of financing provided by DFS to customers for equipment and related software and services, including third-party originations, were approximately $995 million and $936 million for the three months ended August 3, 2012, and July 29, 2011, respectively, and $1,807 million and $1,791 million for the six months ended August 3, 2012, and July 29, 2011, respectively.

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

At August 3, 2012, and February 3, 2012, our net financing receivables balances were $4.5 billion and $4.7 billion, respectively. To manage the expected net growth in financing receivables, we will continue to balance the use of our own working capital and other sources of liquidity, including securitization programs.
We have securitization programs to fund revolving loans and fixed-term leases and loans through consolidated special purpose entities ("SPEs"), which we account for as secured borrowings. We transfer certain U.S. customer financing receivables to these SPEs, whose purpose is to facilitate the funding of customer receivables through financing arrangements with multi-seller conduits that issue asset-backed debt securities in the capital markets. During the second quarters of Fiscal 2013 and Fiscal 2012, we transferred $379 million and $600 million to these SPEs respectively, and $915 million and $1.1 billion for the first six months of Fiscal 2013 and 2012, respectively. Our risk of loss related to these securitized receivables is limited to the amount of our over-collateralization in the transferred pool of receivables. At August 3, 2012, and February 3, 2012, the structured financing debt related to all of our secured borrowing securitization programs was $1.4 billion and $1.3 billion, respectively, and the carrying amount of the corresponding financing receivables was $1.6 billion and $1.5 billion, respectively.
We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the second quarters of Fiscal 2013 and Fiscal 2012, the principal charge-off rate for our total portfolio was 3.8% and 4.6%, respectively. For the first six months of Fiscal 2013 and Fiscal 2012, the principal charge-off rate for our total portfolio was 4.0% and 4.9%, respectively. The credit quality mix of our financing receivables has improved in recent years due to our underwriting actions and as the mix of high-quality commercial accounts in our portfolio has increased. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. At August 3, 2012, and February 3, 2012, the allowance for financing receivable losses was $189 million and $202 million, respectively. In general, the loss rates on our financing receivables for the first six months of Fiscal 2013 improved over the prior year.  We expect the loss rates in the coming quarters to stabilize with movements in these rates being primarily driven by seasonality and a continued shift in portfolio composition to lower risk commercial assets. We continue to monitor broader economic indicators and their potential impact on future loss performance.  We have an extensive process to manage our exposure to customer risk, including active management of credit lines and our collection activities.  We also sell selected fixed-term financing receivables to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.
See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information about our financing receivables and the associated allowance.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet financing arrangements.

LIQUIDITY, CAPITAL COMMITMENTS, AND CONTRACTUAL CASH OBLIGATIONS
Current Market Conditions
We regularly monitor economic conditions and associated impacts on the financial markets and our business. We consistently evaluate the financial health of our supplier base, carefully manage customer credit, diversify counterparty risk, and monitor the concentration risk of our cash and cash equivalents balances globally. We routinely monitor our financial exposure to both sovereign and non-sovereign borrowers and counterparties, particularly in Europe in recent quarters. At August 3, 2012, our gross exposures to our customers and investments in Portugal, Ireland, Italy, Greece, and Spain were individually and collectively immaterial.
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
Liquidity
Cash generated from operations is our primary source of operating liquidity. In general, we seek to deploy our capital in a systematically prioritized manner focusing first on requirements for operations, then on growth investments, and finally on returns of cash to stockholders. Our strategy is to deploy capital from any potential source, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost effective manner. While cash generated from operations is our primary source of operating liquidity, we use a variety of capital sources to fund the growth in our financing receivables, return capital to stockholders, and fund our needs for less predictable strategic initiatives. We believe we have sufficient access to external sources of capital for these purposes, including through issuances of long-term debt, which is rated as investment grade by independent rating agencies, and utilization of our commercial paper program.

As of August 3, 2012, we had $14.6 billion in cash, cash equivalents, and investments, substantially all of which was held outside of the U.S. Demands on our domestic cash have increased as a result of our strategic initiatives, such as our acquisitions. We believe that internally generated cash flows, which consist of operating cash flows, are sufficient to support our day-to-day business operations, both domestically and internationally, for at least the next 12 months. For less foreseeable domestic investing and financing activities, we have access to our foreign cash balances as well as external sources of capital. We access our foreign cash balances in a tax efficient manner when appropriate.
The following table summarizes our cash, investments, and available borrowings as of August 3, 2012, and February 3, 2012:

	August 3, 2012	February 3, 2012
	(in millions)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$11,519	$13,852
Investments	3,110	4,370
Cash, cash equivalents, and investments	14,629	18,222
Unsecured revolving credit facilities	3,000	3,000
Total cash, cash equivalents, investments, and available borrowings	$17,629	$21,222
In addition, we have a currently effective shelf registration statement under which we may issue up to $3.5 billion of debt securities.
Our senior unsecured revolving credit facilities primarily support our $2.5 billion commercial paper program. Of the credit facilities, $1.0 billion will expire on April 2, 2013, and $2.0 billion will expire on April 15, 2015. No amounts were outstanding under our revolving credit facilities as of August 3, 2012, or February 3, 2012.
Of our $14.6 billion of cash, cash equivalents, and investments as of August 3, 2012, $11.5 billion is classified as cash and cash equivalents. Our cash equivalents primarily consist of money market funds, certificates of deposits, and commercial paper. The remaining $3.1 billion of investments is primarily invested in fixed income securities of varying maturities at the date of acquisition. The fair value of our portfolio can be affected by interest rate movements, credit risk, and liquidity risks. The objective of our investment policy and strategy is to manage our total cash and investments balances to preserve principal and maintain liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and through the use of third-party investment managers.
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
The following table summarizes our outstanding debt as of August 3, 2012, and February 3, 2012:

	August 3, 2012	February 3, 2012
	(in millions)
Outstanding Debt
Senior notes and debentures	$5,994	$6,391
Structured financing debt	1,427	1,360
Commercial paper	1,018	1,500
Other	2	3
Total debt	$8,441	$9,254
During the six months ended August 3, 2012, total debt decreased $813 million, due to a repayment of $400 million in maturing senior notes as well as a net repayment of commercial paper. We have $600 million in senior notes that will mature during the next twelve months. We expect to use a combination of cash from operations and our available borrowing resources to repay these maturing notes.
We also issue structured financing-related debt to fund our financing receivables as discussed under “Financing Receivables” above. Our securitization programs are structured to operate near their debt capacity. As of August 3, 2012, we had $1.4 billion in outstanding structured financing securitization debt. We balance the use of our securitization programs with working capital and other sources of liquidity to fund growth in our financing receivables. See Note 5 of the Notes to the Condensed Consolidated Financial Statements under “Part I — Item 1 — Financial Statements” for further discussion of our structured financing debt.
We intend to maintain appropriate debt levels based upon cash flow expectations, the overall cost of capital, cash requirements for operations, and discretionary spending, including spending for acquisitions, share repurchases, and dividend payments. See Note 6 of the Notes to the Condensed Consolidated Financial Statements under “Part I — Item 1 — Financial Statements” for further discussion of our debt.
Our management actively monitors the efficiency of our balance sheet under various macro-economic and competitive scenarios. These scenarios quantify risks to the financial statements and provide a basis for actions necessary to ensure adequate liquidity, both domestically and internationally, to support our acquisition and investment strategy, share repurchase activity, dividend policy, and other corporate needs.
The following table contains a summary of our Condensed Consolidated Statements of Cash Flows for the six months ended August 3, 2012, and July 29, 2011:

	Six Months Ended
	August 3, 2012	July 29, 2011
	(in millions)
Net change in cash from:
Operating activities	$499	$2,839
Investing activities	(1,287)	(2,399)
Financing activities	(1,487)	191
Effect of exchange rate changes on cash and cash equivalents	(58)	79
Change in cash and cash equivalents	$(2,333)	$710
Operating Activities — Operating cash flows for the first six months of Fiscal 2013 decreased $2.3 billion compared to the first six months of Fiscal 2012. The decrease in operating cash flows from the first six months of Fiscal 2012 was primarily driven by unfavorable changes in working capital as well as a decrease in net income. See “Key Performance Metrics” below for additional discussion of our cash conversion cycle.
Investing Activities — Investing activities consist of the net of maturities and sales and purchases of investments; net capital expenditures for property, plant, and equipment; and net cash used to fund strategic acquisitions. Cash used in investing activities during the first six months of Fiscal 2013 was $1.3 billion compared to $2.4 billion during the first six months of Fiscal 2012. The decrease in cash used in investing activities for the first six months of Fiscal 2013 was primarily due to an increase in cash from the net sale and maturity of investments, partially offset by higher spending on business acquisitions.
Financing Activities — Financing activities primarily consist of proceeds and repayments from borrowings and the repurchase of our common stock. Cash used by financing activities for the first six months of Fiscal 2013 was $1.5 billion compared to cash provided by financing activities of $191 million for the first six months of Fiscal 2012. The decrease in cash provided by financing activities for the first six months of Fiscal 2013 was primarily attributable to a decrease in net proceeds from debt. During the first six months of Fiscal 2012, net proceeds from the issuance of long-term debt were $1.5 billion. In comparison, during the first six months of Fiscal 2013, we repaid $400 million in maturing senior notes. In addition, during the first six months of Fiscal 2013, we had a net repayment of $482 million of commercial paper, while we did not issue or repay any commercial paper during the first six months of Fiscal 2012.
During the first six months of Fiscal 2013, we repurchased approximately 46 million shares of common stock for $700 million compared to approximately 102 million shares of common stock for $1.6 billion during the first six months of Fiscal 2012. As of August 3, 2012, $5.3 billion remained authorized for future share repurchases.
Key Performance Metrics — Our cash conversion cycle for the second quarter of Fiscal 2013 contracted from the second quarter of Fiscal 2012. Our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.
The following table presents the components of our cash conversion cycle for the three months ended August 3, 2012, and July 29, 2011:

	Three Months Ended
	August 3, 2012	July 29, 2011
Days of sales outstanding(a)	46	42
Days of supply in inventory(b)	13	10
Days in accounts payable(c)	(89)	(86)
Cash conversion cycle	(30)	(34)
 _____________________

(a)
Days of sales outstanding (“DSO”) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average net revenue per day for the current quarter (90 days). At August 3, 2012, and July 29, 2011, DSO and days of customer shipments not yet recognized were 42 and 4 days, and 39 and 3 days, respectively.

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

The four day contraction in our cash conversion cycle from the prior year quarter was driven by a four day increase in DSO and a three day increase in DSI, the effects of which were partially offset by a three day improvement in DPO. The four day increase in DSO was due to the continued shift in the mix of receivables towards customers with longer payment terms. The three day increase in DSI was attributable to an increase in strategic purchases of materials as well as a higher level of inventory, driven by lower sales. The three day improvement in DPO was driven by the timing of payments in the second quarter of Fiscal 2013.
We defer the cost of revenue associated with customer shipments not yet recognized as revenue until these shipments are delivered. These deferred costs are included in our reported DSO because we believe this reporting results in a more accurate presentation of our DSO and cash conversion cycle. These deferred costs are recorded in other current assets in our Condensed Consolidated Statements of Financial Position and totaled $594 million and $596 million, at August 3, 2012, and July 29, 2011, respectively.

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
Dividend Program — On June 12, 2012, we announced that the Board of Directors has adopted a dividend policy under which we intend to pay a quarterly cash dividend on our common stock beginning in the third quarter of Fiscal 2013. We expect the initial dividend rate to be $0.32 per share per year, or $0.08 per share quarterly. The cash dividend policy and the declaration and payment of each quarterly cash dividend will be subject to the Board's continuing determination that the policy and the declaration of dividends thereunder are in the best interest of our stockholders and are in compliance with applicable law. The Board of Directors retains the power to modify, suspend, or cancel our dividend policy in any manner and at any time that it may deem necessary or appropriate in the future.
As of the date of this filing, the Board has not declared a dividend in connection with the adoption of this policy.
Capital Expenditures — We spent $120 million and $159 million during the second quarters of Fiscal 2013 and 2012, respectively, and $262 million and $296 million during the first six months of Fiscal 2013 and 2012, respectively, on property, plant, and equipment primarily in connection with our global expansion efforts and infrastructure investments made to support future growth. Product demand, product mix, and the increased use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2013, which will be primarily related to infrastructure investments and strategic initiatives, are currently expected to total approximately $500 million to $550 million. These expenditures will be primarily funded from our cash flows from operating activities.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 3, 2012. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of August 3, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the second quarter of Fiscal 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A — RISK FACTORS
In addition to the other information set forth in this report, the factors discussed in "Part I — Item 1A — Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended February 3, 2012, could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition, or operating results.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program
We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock in conjunction with share-based payment arrangements. The following table sets forth information regarding our repurchases or acquisitions of common stock during the second quarter of Fiscal 2013 and the remaining authorized amount of future purchases under our share repurchase program:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Period
	(in millions, except average price paid per share)

Repurchases from May 5, 2012 through June 1, 2012	13	$15.32	13	$5,502
Repurchases from June 2, 2012 through June 29, 2012	—	$—	—	$5,502
Repurchases from June 30, 2012 through August 3, 2012	16	$12.27	16	$5,302
Total	29	$13.63	29
_____________________

(a) Between 1996 and 2007, our Board of Directors authorized share repurchase programs to repurchase up to $40 billion of our common stock over an unspecified amount of time. On September 13, 2011, we announced that our Board of Directors had authorized an additional $5 billion for share repurchases under the current program, bringing the aggregate amount of common stock we can repurchase to $45 billion over an unspecified amount of time. As of August 3, 2012, $5.3 billion remained authorized for future share repurchases.

ITEM 6. EXHIBITS

Exhibits — See Index to Exhibits below following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL INC.

By:	/s/ THOMAS W. SWEET
Thomas W. Sweet
Vice President, Corporate Finance and
Chief Accounting Officer
(On behalf of registrant and as principal accounting officer)

Date: August 29, 2012

INDEX TO EXHIBITS

Exhibit No.			Description of Exhibit
10.1			Dell Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Dell's Current Report on Form 8-K filed July 19, 2012 (the “July 2012 Form 8-K”), Commission File No. 0-17017)
10.2			Form of Stock Unit Agreement under the 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the July 2012 Form 8-K, Commission File No. 0-17017)
10.3
Form of Deferred Stock Unit Agreement for Non-Employee Directors under the 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the July 2012 Form 8-K, Commission File No. 0-17017)

10.4
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 of the July 2012 Form 8-K, Commission File No. 0-17017)

10.5			Form of Nonstatutory Stock Option Agreement under the 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 of the July 2012 Form 8-K, Commission File No. 0-17017)
10.6†			Form No. 1 of Restricted Stock Unit Agreement for New Hire Officers under the 2012 Long-Term Incentive Plan
10.7†			Form No. 2 of Restricted Stock Unit Agreement for New Hire Officers under the 2012 Long-Term Incentive Plan
10.8†			Form of Stock Unit Agreement under the Amended and Restated 2002 Long-Term Incentive Plan with Dividend Equivalent Rights
10.9†			Amendment to Restricted Stock Unit Agreements for Non-Employee Directors under the Amended and Restated 2002 Long-Term Incentive Plan
10.10†			Amendment to Restricted Stock Unit Agreements under the Amended and Restated 2002 Long-Term Incentive Plan
10.11†			Amendment to Performance Based Stock Unit Agreements under the 2002 Long-Term Incentive Plan
12.1†			Computation of ratio of earnings to fixed charges
31.1†
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

101	.INS§	—	XBRL Instance Document
101	.SCH§	—	XBRL Taxonomy Extension Schema Document
101	.CAL§	—	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF§	—	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB§	—	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE§	—	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed with this report.
††	Furnished with this report.
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