Form 10-Q
period 2012-11-02
DELL INC
filed 2012-12-03
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2012
or
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of the close of business on November 26, 2012, 1,737,271,657 shares of common stock, par value $.01 per share, were outstanding.

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

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Statements of Financial Position at November 2, 2012 (unaudited), and February 3, 2012		4
Condensed Consolidated Statements of Income for the three and nine months ended November 2, 2012 (unaudited), and October 28, 2011 (unaudited)		5
Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended November 2, 2012 (unaudited), and October 28, 2011 (unaudited)		6
Condensed Consolidated Statements of Cash Flows for the nine months ended November 2, 2012 (unaudited), and October 28, 2011 (unaudited)		7
Notes to Condensed Consolidated Financial Statements (unaudited)		8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4.	Controls and Procedures	55
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 6.	Exhibits	56

Signatures		57
Exhibit Index		58

Exhibits
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I
ITEM 1 — FINANCIAL STATEMENTS
DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	November 2, 2012	February 3, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,991	$13,852
Short-term investments	281	966
Accounts receivable, net	6,187	6,476
Short-term financing receivables, net	3,151	3,327
Inventories, net	1,364	1,404
Other current assets	3,688	3,423
Total current assets	25,662	29,448
Property, plant, and equipment, net	2,156	2,124
Long-term investments	2,908	3,404
Long-term financing receivables, net	1,354	1,372
Goodwill	9,191	5,838
Purchased intangible assets, net	3,511	1,857
Other non-current assets	664	490
Total assets	$45,446	$44,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$3,724	$2,867
Accounts payable	10,556	11,656
Accrued and other	3,504	3,934
Short-term deferred services revenue	4,027	3,544
Total current liabilities	21,811	22,001
Long-term debt	5,310	6,387
Long-term deferred services revenue	3,943	3,836
Other non-current liabilities	4,184	3,392
Total liabilities	35,248	35,616
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 3,411 and 3,390, respectively; shares outstanding: 1,736 and 1,761, respectively	12,489	12,187
Treasury stock at cost: 1,200 and 1,154 shares, respectively	(32,145)	(31,445)
Retained earnings	29,939	28,236
Accumulated other comprehensive loss	(106)	(61)
Total Dell stockholders’ equity	10,177	8,917
Noncontrolling interest	21	—
Total stockholders’ equity	10,198	8,917
Total liabilities and stockholders’ equity	$45,446	$44,533

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2012	October 28, 2011	November 2, 2012	October 28, 2011
Net revenue:
Products	$10,706	$12,312	$33,532	$36,981
Services, including software related	3,015	3,053	9,094	9,059
Total net revenue	13,721	15,365	42,626	46,040
Cost of net revenue:
Products	8,904	9,797	27,514	29,168
Services, including software related	1,945	2,099	6,035	6,446
Total cost of net revenue	10,849	11,896	33,549	35,614
Gross margin	2,872	3,469	9,077	10,426
Operating expenses:
Selling, general, and administrative	2,013	2,107	5,998	6,306
Research, development, and engineering	270	220	765	620
Total operating expenses	2,283	2,327	6,763	6,926
Operating income	589	1,142	2,314	3,500
Interest and other, net	(38)	(70)	(133)	(167)
Income before income taxes	551	1,072	2,181	3,333
Income tax provision	76	179	339	605
Net income	$475	$893	$1,842	$2,728
Earnings per share:
Basic	$0.27	$0.49	$1.05	$1.47
Diluted	$0.27	$0.49	$1.05	$1.46
Cash dividends declared per common share	$0.08	$—	$0.08	$—
Weighted-average shares outstanding:
Basic	1,735	1,813	1,747	1,860
Diluted	1,742	1,828	1,757	1,874
 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2012	October 28, 2011	November 2, 2012	October 28, 2011
Net income	$475	$893	$1,842	$2,728

Other comprehensive income, net of tax
Foreign currency translation adjustments	45	(110)	(38)	(45)

Available-for-sale investments
Change in unrealized gains (losses)	3	2	7	36
Reclassification adjustment for net (gains) losses included in net income	(2)	—	(8)	(1)
Net change	1	2	(1)	35

Cash Flow Hedges
Change in unrealized gains (losses)	(84)	54	(33)	(182)
Reclassification adjustment for net (gains) losses included in net income	53	9	27	267
Net change	(31)	63	(6)	85

Total other comprehensive income (loss), net of tax benefit (expense) of $(2) and $(3), respectively and $(9) and $(25), respectively	15	(45)	(45)	75
Comprehensive income, net of tax	$490	$848	$1,797	$2,803
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	November 2, 2012	October 28, 2011
Cash flows from operating activities:
Net income	$1,842	$2,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	823	687
Stock-based compensation expense	276	261
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	15	(19)
Deferred income taxes	(107)	(91)
Provision for doubtful accounts — including financing receivables	185	167
Other	22	46
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	294	(190)
Financing receivables	(51)	(162)
Inventories	67	(46)
Other assets	(334)	223
Accounts payable	(1,104)	(231)
Deferred services revenue	204	540
Accrued and other liabilities	(290)	(223)
Change in cash from operating activities	1,842	3,690
Cash flows from investing activities:
Investments:
Purchases	(1,831)	(2,419)
Maturities and sales	3,156	856
Capital expenditures	(383)	(510)
Proceeds from sale of facilities, land, and other assets	81	12
Collections on purchased financing receivables	136	204
Acquisitions of businesses, net of cash received	(4,708)	(2,564)
Change in cash from investing activities	(3,549)	(4,421)
Cash flows from financing activities:
Repurchases of common stock	(724)	(2,180)
Cash dividends paid	(139)	—
Issuance of common stock under employee plans	49	34
Issuance (repayment) of commercial paper (maturity 90 days or less), net	(292)	—
Proceeds from debt	2,790	3,317
Repayments of debt	(2,822)	(1,055)
Other	8	3
Change in cash from financing activities	(1,130)	119
Effect of exchange rate changes on cash and cash equivalents	(24)	(8)
Change in cash and cash equivalents	(2,861)	(620)
Cash and cash equivalents at beginning of the period	13,852	13,913
Cash and cash equivalents at end of the period	$10,991	$13,293
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements of Dell Inc. (individually and together with its consolidated subsidiaries, "Dell") should be read in conjunction with the Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission ("SEC") in Dell's Annual Report on Form 10-K for the fiscal year ended February 3, 2012 ("Fiscal 2012"). The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries at November 2, 2012, the results of its operations and corresponding comprehensive income for the three and nine months ended November 2, 2012, and October 28, 2011, and its cash flows for the nine months ended November 2, 2012, and October 28, 2011.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in Dell's Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations and corresponding comprehensive income for the three and nine months ended November 2, 2012, and October 28, 2011, and the cash flows for the nine months ended November 2, 2012, and October 28, 2011, are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.
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
Recently Issued Accounting Pronouncements
Comprehensive Income — In June 2011, the Financial Accounting Standards Board (the "FASB") issued new guidance on the presentation of comprehensive income. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires an entity to present either one continuous statement of net income and other comprehensive income or two separate, but consecutive statements. This new guidance relates only to presentation. Dell began presenting a separate Condensed Consolidated Statement of Comprehensive Income in the first quarter of the fiscal year ending February 1, 2013.

Intangibles- Goodwill and Other — In September 2011, the FASB issued new guidance that simplified how entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test becomes optional. Dell adopted this new guidance in the first quarter of Fiscal 2013. Goodwill is tested for impairment on an annual basis in the second fiscal quarter, or sooner if an indicator of impairment occurs. The adoption of this guidance did not impact Dell's Condensed Consolidated Financial Statements. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for more information.

In July 2012, the FASB issued amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment.  After assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test.  Otherwise, the quantitative test becomes optional.  The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  Dell adopted this new guidance in the third quarter of the Fiscal 2013, and the adoption did not impact Dell's Condensed Consolidated Financial Statements.

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

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

will be effective for Dell for the first quarter of the fiscal year ending January 31, 2014. Early adoption is not permitted. Other than requiring additional disclosures, Dell does not expect this new guidance to impact Dell's Condensed Consolidated Financial Statements.

NOTE 2 — INVENTORIES

	November 2, 2012	February 3, 2012
	(in millions)
Inventories, net:
Production materials	$690	$753
Work-in-process	241	239
Finished goods	433	412
Total	$1,364	$1,404

NOTE 3 — FAIR VALUE MEASUREMENTS
The following table presents Dell's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of November 2, 2012, and February 3, 2012:

	November 2, 2012				February 3, 2012
	Level 1(a)	Level 2 (a)	Level 3	Total	Level 1 (a)	Level 2 (a)	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
				(in millions)
Assets:
Cash equivalents:
Money market funds	$6,966	$—	$—	$6,966	$8,370	$—	$—	$8,370
Commercial paper	—	—	—	—	—	2,011	—	2,011
U.S. corporate	—	1	—	1	—	5	—	5
Debt securities:
Non- U.S. government and agencies	—	108	—	108	—	94	—	94
Commercial paper	—	16	—	16	—	434	—	434
U.S. corporate	—	2,007	—	2,007	—	2,668	—	2,668
International corporate	—	822	—	822	—	1,055	—	1,055
Equity and other securities	1	111	—	112	2	105	—	107
Derivative instruments	—	42	—	42	—	140	—	140
Total assets	$6,967	$3,107	$—	$10,074	$8,372	$6,512	$—	$14,884
Liabilities:
Derivative instruments	$—	$45	$—	$45	$—	$17	$—	$17
Total liabilities	$—	$45	$—	$45	$—	$17	$—	$17
____________________
(a) Dell did not transfer any securities between levels during the nine months ended November 2, 2012 or during the fiscal year ended February 3, 2012.

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

Equity and Other Securities — The majority of Dell's investments in equity and other securities that are measured at fair value on a recurring basis consist of various mutual funds held in Dell's Deferred Compensation Plan. The valuation of these securities is based on pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The valuation for the Level 1 position is based on quoted prices in active markets.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis — Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the recurring fair value table above. These assets consist primarily of investments accounted for under the cost method and non-financial assets such as goodwill and intangible assets. Investments accounted for under the cost method included in equity and other securities approximated $124 million and $12 million as of November 2, 2012, and February 3, 2012, respectively. Dell acquired privately held investments in conjunction with its acquisition of Quest Software, Inc. during the third quarter of Fiscal 2013 that are accounted for under the cost method. The fair value of these investments was $111 million as of the date of acquisition. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information about this acquisition. Goodwill, intangible assets, and investments accounted for under the cost method are measured at fair value initially and subsequently when there is an indicator of impairment and the impairment is recognized. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for additional information about goodwill and intangible assets.

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

	November 2, 2012				February 3, 2012
	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)
	(in millions)

Investments:
Non- U.S. government and agencies	$10	$10	$—	$—	$24	$24	$—	$—
Commercial paper	16	16	—	—	434	434	—	—
U.S. corporate	194	193	1	—	336	335	1	—
International corporate	61	61	—	—	172	172	—	—
Total short-term investments	281	280	1	—	966	965	1	—

Non- U.S. government and agencies	98	98	—	—	70	70	—	—
U.S. corporate	1,813	1,799	14	—	2,332	2,322	12	(2)
International corporate	761	754	7	—	883	880	4	(1)
Equity and other securities	236	237	—	(1)	119	119	—	—
Total long-term investments	2,908	2,888	21	(1)	3,404	3,391	16	(3)
Total investments	$3,189	$3,168	$22	$(1)	$4,370	$4,356	$17	$(3)

Dell's investments in debt securities are classified as available-for-sale. Equity and other securities relate to investments held in Dell's Deferred Compensation Plan, which are classified as trading securities, and investments accounted for under the cost method.  The fair value of Dell's portfolio can be affected by interest rate movements, credit risk, and liquidity risks. Dell's investments in debt securities have contractual maturities of three years or less.

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

Dell's financing receivables are aggregated into the following categories:

•
Revolving loans — Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. These private label credit financing programs are referred to as Dell Preferred Account (“DPA”) and Dell Business Credit (“DBC”). The DPA product is primarily offered to individual customers, and the DBC product is primarily offered to small and medium-sized commercial customers. Revolving loans in the U.S. bear interest at a variable annual percentage rate that is tied to the prime rate. Based on historical payment patterns, revolving loan transactions are typically repaid within 12 months on average. Revolving loans are included in short-term financing receivables. From time to time, account holders may have the opportunity to finance their Dell purchases with special programs during which, if the outstanding balance is paid in full by a specific date, no interest is charged. These special programs generally range from 6 to 12 months. As of November 2, 2012, and February 3, 2012, the carrying amounts of the receivables under these special programs were $275 million and $328 million, respectively.

•
Fixed-term sales-type leases and loans — Dell enters into sales-type lease arrangements with customers who desire lease financing. Leases with business customers have fixed terms of generally two to four years. Future maturities of minimum lease payments at November 2, 2012, were as follows: Fiscal 2013 - $355 million; Fiscal 2014 - $996 million; Fiscal 2015 - $611 million; Fiscal 2016 - $208 million; Fiscal 2017 and beyond - $27 million. Dell also offers fixed-term loans to qualified small businesses, large commercial accounts, governmental organizations, educational entities, and certain individual customers. These loans are repaid in equal payments including interest and have defined terms of generally three to four years.

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

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the components of Dell's financing receivables segregated by portfolio segment as of November 2, 2012, and February 3, 2012:

	November 2, 2012			February 3, 2012
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing Receivables, net:
Customer receivables, gross	$1,819	$2,484	$4,303	$2,096	$2,443	$4,539
Allowances for losses	(163)	(22)	(185)	(179)	(23)	(202)
Customer receivables, net	1,656	2,462	4,118	1,917	2,420	4,337
Residual interest	—	387	387	—	362	362
Financing receivables, net	$1,656	$2,849	$4,505	$1,917	$2,782	$4,699
Short-term	$1,656	$1,495	$3,151	$1,917	$1,410	$3,327
Long-term	—	1,354	1,354	—	1,372	1,372
Financing receivables, net	$1,656	$2,849	$4,505	$1,917	$2,782	$4,699

The following table summarizes the changes in the allowance for financing receivable losses for the respective periods:

	Three Months Ended
	November 2, 2012			October 28, 2011
	Revolving	Fixed- term	Total	Revolving	Fixed- term	Total
	(in millions)
Allowance for financing receivable losses:
Balance at beginning of period	$168	$21	$189	$189	$21	$210
Principal charge-offs	(42)	(8)	(50)	(45)	(2)	(47)
Interest charge-offs	(8)	—	(8)	(8)	—	(8)
Recoveries	12	1	13	9	1	10
Provision charged to income statement	33	8	41	30	2	32
Balance at end of period	$163	$22	$185	$175	$22	$197

	Nine Months Ended
	November 2, 2012			October 28, 2011
	Revolving	Fixed- term	Total	Revolving	Fixed- term	Total
	(in millions)
Allowance for financing receivable losses:
Balance at beginning of period	$179	$23	$202	$214	$27	$241
Principal charge-offs	(133)	(15)	(148)	(152)	(6)	(158)
Interest charge-offs	(25)	—	(25)	(28)	—	(28)
Recoveries	46	3	49	39	3	42
Provision charged to income statement	96	11	107	102	(2)	100
Balance at end of period	$163	$22	$185	$175	$22	$197

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the aging of Dell's customer receivables, gross, including accrued interest, as of November 2, 2012, and February 3, 2012, segregated by class:

	November 2, 2012				February 3, 2012
	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total
	(in millions)
Revolving — DPA
Owned since inception	$1,134	$133	$43	$1,310	$1,249	$148	$49	$1,446
Purchased	182	30	10	222	272	47	18	337
Fixed-term — Non-Commercial
Owned since inception	46	2	—	48	29	1	—	30
Purchased	34	3	—	37	61	5	1	67
Revolving — DBC	252	28	7	287	272	33	8	313
Fixed-term — Small Commercial	229	10	3	242	234	12	4	250
Fixed-term — Medium and Large Commercial	1,859	285	13	2,157	1,946	136	14	2,096
Total customer receivables, gross	$3,736	$491	$76	$4,303	$4,063	$382	$94	$4,539

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

Purchased Credit-Impaired Loans

During the third quarter of Fiscal 2011, Dell purchased a portfolio of revolving loan receivables from CIT Group Inc. Prior to the acquisition, it was evident that Dell would not collect all contractually required principal and interest payments. As a result, these receivables met the definition of Purchased Credit-Impaired (“PCI”) loans. At November 2, 2012, the outstanding balance of these receivables, including principal and accrued interest, was $330 million and the carrying amount was $117 million.

The excess of cash flows expected to be collected over the carrying value of PCI loans is referred to as the accretable yield and is accreted into interest income using the effective yield method based on the expected future cash flows over the estimated lives of the PCI loans.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table shows activity for the accretable yield on the PCI loans for the three and nine months ended November 2, 2012, and October 28, 2011. Dell expects the remaining balance of the accretable yield as of November 2, 2012 to be recognized over the next two years, using the effective interest method.

	Three Months Ended		Nine Months Ended
	November 2, 2012	October 28, 2011	November 2, 2012	October 28, 2011
	(in millions)
Accretable Yield:
Balance at beginning of period	$113	$152	$142	$137
Accretion	(19)	(23)	(58)	(67)
Prospective yield adjustment	7	8	17	67
Balance at end of period	$101	$137	$101	$137

Credit Quality

The following tables summarize customer receivables, gross, including accrued interest by credit quality indicator segregated by class, as of November 2, 2012, and February 3, 2012. For DPA revolving and fixed-term loans to individual customers, Dell makes credit decisions based on proprietary scorecards, which include the customer's credit history, payment history, credit usage, and other credit agency-related elements. For commercial customers, Dell utilizes an internal grading system that assigns a credit level score based on a number of considerations, including liquidity, operating performance, and industry outlook. These credit level scores range from one to sixteen for medium and large-sized commercial customers, which includes governmental customers. The credit level scores for DBC and small commercial customers generally range from one to six. The categories shown in the tables below segregate customer receivables based on the relative degrees of credit risk. The credit quality categories cannot be compared between the different classes as loss experience in each class varies substantially. The credit quality indicators for DPA revolving accounts are primarily as of each quarter-end date, and all others are generally updated on a periodic basis.

For the receivables shown in the table below, the higher quality category includes prime accounts generally of a higher credit quality that are comparable to U.S. customer FICO scores of 720 or above. The mid-category represents the mid-tier accounts that are comparable to U.S. customer FICO scores from 660 to 719. The lower category is generally sub-prime and represents lower credit quality accounts that are comparable to U.S customer FICO scores below 660.

	November 2, 2012				February 3, 2012
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DPA
Owned since inception	$184	$375	$751	$1,310	$220	$412	$814	$1,446
Purchased	$19	$55	$148	$222	$28	$80	$229	$337
Fixed-term — Non-Commercial
Owned since inception	$2	$24	$22	$48	$2	$14	$14	$30
Purchased	$2	$18	$17	$37	$4	$32	$31	$67

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

	November 2, 2012				February 3, 2012
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DBC	$97	$88	$102	$287	$111	$98	$104	$313
Fixed-term — Small Commercial(a)	$97	$66	$79	$242	$91	$74	$85	$250
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

For the receivables shown in the table below, Dell's internal credit level scoring has been aggregated to their most comparable external commercial rating agency equivalents. Investment grade generally represents the highest credit quality accounts, non-investment grade represents middle quality accounts, and sub-standard represents the lowest quality accounts.

	November 2, 2012				February 3, 2012
	Investment	Non-Investment	Sub-Standard	Total	Investment	Non-Investment	Sub-Standard	Total
	(in millions)
Fixed-term — Medium and Large Commercial	$1,370	$546	$241	$2,157	$1,504	$363	$229	$2,096

Asset Securitizations and Sales

Dell transfers certain U.S. customer financing receivables to Special Purpose Entities (“SPEs”) which meet the definition of a Variable Interest Entity ("VIE") and are consolidated into Dell's Condensed Consolidated Financial Statements. The SPEs are bankruptcy remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer receivables in the capital markets. These SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Dell's risk of loss related to securitized receivables is limited to the amount by which Dell's right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and other fees and expenses related to the asset-backed securities. Dell provides credit enhancement to the securitization in the form of over-collateralization. Customer receivables funded via securitization through SPEs were $550 million and $501 million during the three months ended November 2, 2012, and October 28, 2011, respectively, and $1.5 billion and $1.6 billion for the nine months ended November 2, 2012, and October 28, 2011, respectively.

The following table shows financing receivables held by the consolidated VIEs:

	November 2, 2012	February 3, 2012
	(in millions)
Financing receivables held by consolidated VIEs, net:
Short-term, net	$1,136	$1,096
Long-term, net	459	429
Financing receivables held by consolidated VIEs, net	$1,595	$1,525

Dell's securitization programs are generally effective for 12 months and are subject to an annual renewal process. These programs contain standard structural features related to the performance of the securitized receivables. The structural features

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

include defined credit losses, delinquencies, average credit scores, and excess collections above or below specified levels. In the event one or more of these criteria are not met and Dell is unable to restructure the program, no further funding of receivables will be permitted and the timing of Dell's expected cash flows from over-collateralization will be delayed. At November 2, 2012, these criteria were met.

Dell sells selected fixed-term financing receivables to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure. For the three months ended November 2, 2012, and October 28, 2011, the amount of the receivables sold was $77 million and $62 million, respectively. For the nine months ended November 2, 2012, and October 28, 2011, the amount of the receivables sold was $375 million and $107 million, respectively.

Structured Financing Debt

The structured financing debt related to the fixed-term lease and loan programs and the revolving loan securitization program was $1.4 billion and $1.3 billion as of November 2, 2012, and February 3, 2012, respectively. The debt is collateralized solely by the financing receivables in the programs. The debt has a variable interest rate and an average duration of 12 to 36 months based on the terms of the underlying financing receivables. As of November 2, 2012, the total debt capacity related to the securitization programs was $1.5 billion. Dell's securitization programs are structured to operate near their debt capacity. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the structured financing debt.

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

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — BORROWINGS
The following table summarizes Dell's outstanding debt as of the dates indicated:

	November 2, 2012	February 3, 2012
	(in millions)
Long-Term Debt
Senior Notes
$400 million issued on June 10, 2009, at 3.375% due June 2012 (“2012 Notes”)(a)	$—	$400
$600 million issued on April 17, 2008, at 4.70% due April 2013 (“2013A Notes”)(a)(b)	602	605
$500 million issued on September 7, 2010, at 1.40% due September 2013	500	499
$500 million issued on April 1, 2009, at 5.625% due April 2014 (b)	500	500
$300 million issued on March 28, 2011, with a floating rate due April 2014	300	300
$400 million issued on March 28, 2011, at 2.10% due April 2014	400	400
$700 million issued on September 7, 2010, at 2.30% due September 2015 (b)	702	701
$400 million issued on March 28, 2011, at 3.10% due April 2016 (b)	402	401
$500 million issued on April 17, 2008, at 5.65% due April 2018 (b)	503	501
$600 million issued on June 10, 2009, at 5.875% due June 2019(b)	605	602
$400 million issued on March 28, 2011, at 4.625% due April 2021	398	398
$400 million issued on April 17, 2008, at 6.50% due April 2038	400	400
$300 million issued on September 7, 2010, at 5.40% due September 2040	300	300
Senior Debentures
$300 million issued on April 3, 1998, at 7.10% due April 2028 ("Senior Debentures")(a)	380	384
Other
Long-term structured financing debt	975	920
Less: current portion of long-term debt	(1,657)	(924)
Total long-term debt	5,310	6,387
Short-Term Debt
Commercial paper	1,639	1,500
Short-term structured financing debt	426	440
Current portion of long-term debt	1,657	924
Other	2	3
Total short-term debt	3,724	2,867
Total debt	$9,034	$9,254
____________________
(a) Includes the impact of interest rate swap terminations.
(b) Includes hedge accounting adjustments.

As of November 2, 2012, the total carrying value and estimated fair value of outstanding senior notes and debentures, including the current portion, was $6.0 billion and $6.4 billion, respectively. This is compared to a carrying value and estimated fair value of $6.4 billion and $6.9 billion, respectively, as of February 3, 2012. The fair value of outstanding senior notes and debentures was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy. The fair values of the structured financing debt, commercial paper, and other short-term debt approximate their carrying values as their interest rates vary with the market. The carrying value of the Senior Debentures, the 2012 Notes, and the 2013A Notes includes an unamortized amount related to the termination of interest rate swap agreements, which were previously designated as hedges of the debt. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps. The weighted average interest rate for the short-term structured financing debt and other as of November 2, 2012, and February 3, 2012, was 0.22% and 0.28%, respectively.
Structured Financing Debt — As of November 2, 2012, Dell had $1.4 billion outstanding in structured financing debt. Of the

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

$975 million outstanding in long-term structured financing related debt, which is primarily related to the fixed-term lease and loan programs, $555 million was classified as current as of November 2, 2012. See Note 5 and Note 7 of the Notes to the Condensed Consolidated Financial Statements for further discussion of the structured financing debt and the interest rate swap agreements that hedge a portion of that debt.

Commercial Paper — As of November 2, 2012, and February 3, 2012, there was $1.6 billion and $1.5 billion, respectively, outstanding under the commercial paper program. The weighted average interest rate on outstanding commercial paper as of November 2, 2012, and February 3, 2012, was 0.34% and 0.23%, respectively. Dell has $3.0 billion in senior unsecured revolving credit facilities, primarily to support its $2.5 billion commercial paper program. Of these credit facilities, $1.0 billion will expire on April 2, 2013, and $2.0 billion will expire on April 15, 2015. There were no outstanding advances under the revolving credit facilities as of November 2, 2012.

The indentures governing the senior notes and debentures and the structured financing debt shown in the above table contain customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, and certain events of bankruptcy and insolvency. The indentures also contain covenants limiting Dell's ability to create certain liens; enter into sale-and-lease back transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to, another person. The senior unsecured revolving credit facilities require compliance with conditions that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio.  Dell was in compliance with all financial covenants as of November 2, 2012.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative Instruments

As part of its risk management strategy, Dell uses derivative instruments, primarily forward contracts and purchased options, to hedge certain foreign currency exposures and interest rate swaps to manage the exposure of its debt portfolio to interest rate risk. Dell's objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge the exposures, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. Dell assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative and recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in earnings as a component of interest and other, net. Hedge ineffectiveness and amounts not included in the assessment of effectiveness were not material for fair value or cash flow hedges for the three and nine months ended November 2, 2012, and October 28, 2011.
Foreign Exchange Risk

Dell uses forward contracts and purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions denominated in currencies other than the U.S. dollar. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is entered into until the time it is settled. The majority of these contracts typically expire in twelve months or less.
During the three and nine months ended November 2, 2012, and October 28, 2011, Dell did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on Dell's results of operations, as substantially all forecasted foreign currency transactions were realized in Dell's actual results.
In addition, Dell uses forward contracts and purchased options to hedge monetary assets and liabilities denominated in a foreign currency. These contracts generally expire in three months or less, are considered economic hedges and are not designated. The change in the fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. Dell recognized gains for the change in fair value of these instruments of $10 million and $55 million during the three months ended November 2, 2012, and October 28, 2011, respectively, and $6 million and $65 million during the nine months ended November 2, 2012, and October 28, 2011, respectively.
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

In addition, Dell may use forward-starting interest rate swaps and interest rate lock agreements to lock in fixed interest rates on its forecasted issuances of debt. The objective of these hedges is to offset the variability of future payments associated with the interest rate on debt instruments. As of November 2, 2012, Dell had $600 million in aggregate notional amounts of forward-starting interest rate swaps outstanding. These hedges are designated as cash flow hedges. Dell did not have any forward-starting interest rate swaps designated as cash flow hedges at October 28, 2011.

Periodically, Dell also uses interest rate swaps designated as fair value hedges to modify the market risk exposures in connection with long-term debt to achieve primarily LIBOR-based floating interest expense. As of November 2, 2012 and October 28, 2011, Dell had outstanding interest rate swaps that economically hedge a portion of its interest rate exposure on certain tranches of long term debt.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Notional Amounts of Outstanding Derivative Instruments

The notional amounts of Dell's outstanding derivative instruments are as follows as of the dates indicated:

	November 2, 2012	February 3, 2012
	(in millions)
Foreign Exchange Contracts
Designated as cash flow hedging instruments	$3,126	$4,549
Non-designated as hedging instruments	393	168
Total	$3,519	$4,717

Interest Rate Contracts
Designated as fair value hedging instruments	$800	$650
Designated as cash flow hedging instruments	1,428	751
Non-designated as hedging instruments	146	132
Total	$2,374	$1,533

Derivative Instruments Additional Information
The unrealized net loss for interest rate swaps and foreign currency exchange contracts, recorded as a component of accumulated other comprehensive loss in the Condensed Consolidated Statements of Financial Position, as of November 2, 2012, and February 3, 2012, was $46 million and $40 million, respectively.
Dell has reviewed the existence and nature of credit-risk-related contingent features in derivative trading agreements with its counterparties. Certain agreements contain clauses under which, if Dell's credit ratings were to fall below investment grade upon a change of control of Dell, counterparties would have the right to terminate those derivative contracts where Dell is in a net liability position. As of November 2, 2012, there had been no such triggering event.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Effect of Derivative Instruments on the Consolidated Statements of Financial Position and the Consolidated Statements of Income

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
(in millions)
For the three months ended November 2, 2012
		Total net revenue	$(42)
Foreign exchange contracts	$(82)	Total cost of net revenue	(9)
Interest rate contracts	(2)	Interest and other, net	—	Interest and other, net	$(2)
Total	$(84)		$(51)		$(2)

For the three months ended October 28, 2011
		Total net revenue	$(17)
Foreign exchange contracts	$54	Total cost of net revenue	7
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$1
Total	$54		$(10)		$1

For the nine months ended November 2, 2012
		Total net revenue	$(10)
Foreign exchange contracts	$(28)	Total cost of net revenue	(15)
Interest rate contracts	(5)	Interest and other, net	—	Interest and other, net	$(2)
Total	$(33)		$(25)		$(2)

For the nine months ended October 28, 2011
		Total net revenue	$(255)
Foreign exchange contracts	$(185)	Total cost of net revenue	(14)
Interest rate contracts	3	Interest and other, net	—	Interest and other, net	$2
Total	$(182)		$(269)		$2

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

	November 2, 2012
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$22	$—	$69	$—	$91
Foreign exchange contracts in a liability position	(20)	—	(93)	—	(113)
Interest rate contracts in an asset position	—	16	—	—	16
Interest rate contracts in a liability position	—	—	—	(10)	(10)
Net asset (liability)	2	16	(24)	(10)	(16)
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	29	—	21	—	50
Foreign exchange contracts in a liability position	(5)	—	(32)	—	(37)
Net asset (liability)	24	—	(11)	—	13
Total derivatives at fair value	$26	$16	$(35)	$(10)	$(3)

	February 3, 2012
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$266	$—	$2	$—	$268
Foreign exchange contracts in a liability position	(140)	—	(7)	—	(147)
Interest rate contracts in an asset position	—	8	—	—	8
Interest rate contracts in a liability position	—	—	—	(3)	(3)
Net asset (liability)	126	8	(5)	(3)	126
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	67	—	1	—	68
Foreign exchange contracts in a liability position	(61)	—	(10)	—	(71)
Net asset (liability)	6	—	(9)	—	(3)
Total derivatives at fair value	$132	$8	$(14)	$(3)	$123

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 — ACQUISITIONS

On September 27, 2012, Dell completed its acquisition for all of the outstanding shares of common stock of Quest Software Inc. ("Quest Software"), a global provider of IT management software, for a purchase price of approximately $2.5 billion, paid in cash. Dell recorded approximately $1.7 billion in goodwill and $1.1 billion in intangible assets related to its acquisition of Quest Software.

During the nine months ended November 2, 2012, Dell also acquired AppAssure Software, Inc., Clerity Solutions, Inc., SonicWALL Inc. (“SonicWALL”), Wyse Technology, Inc. ("Wyse Technology"), and Make Technologies Inc. Of these, SonicWALL and Wyse Technology were the larger acquisitions. SonicWALL is a global technology company that offers advanced network security and data protection software solutions, and Wyse Technology is a global provider of client computing solutions designed to extend desktop virtualization offerings. The total purchase consideration for all of these acquisitions, excluding Quest Software, was approximately $2.4 billion in cash for all of their outstanding shares.

All of the above acquisitions will be integrated into Dell's Commercial segments.

Dell has recorded these transactions using the acquisition method of accounting and recorded the assets acquired and liabilities assumed at fair value at the date of acquisition. The excess of the purchase prices over the estimated fair values was recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for these acquisitions prior to the finalization of more detailed analyses, but not to exceed one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill. Any subsequent changes to any purchase price allocations that are material to Dell's consolidated financial results will be adjusted retroactively.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for all the acquisitions completed during the period:

	Estimated Cost	Weighted-Average Useful Life
	(in millions)	(in years)
Intangible Assets:
Amortizable intangible assets:
Customer relationships	$681	7.0
Technology	1,252	5.6
Non-compete agreements	5	4.4
Trade names	77	6.6
Total amortizable intangible assets	2,015	6.1
In-process research and development	108
Total intangible assets	2,123
Cash and investments	385
Goodwill	3,374
Deferred revenue	(408)
Deferred tax liability, net	(519)
Other liabilities and noncontrolling interest assumed, net of assets acquired(a)	(50)
Total	$4,905
____________________

(a)
In conjunction with Dell's acquisition of Quest Software, Dell acquired a controlling ownership interest in a privately-held company. The fair value of the noncontrolling interest related to this investment was $21 million at the date of acquisition. Actual results of operations from this investment attributable to Dell were not material and as such are not presented separately on Dell's Condensed Consolidated Statement of Income for the three and nine months ending November 2, 2012.

Dell's preliminary estimate for goodwill acquired during the nine months ended November 2, 2012, was $3.4 billion. This

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

amount primarily represents synergies associated with combining the acquired companies with Dell to provide Dell's customers with a broader range of IT solutions. This goodwill is not deductible for tax purposes.

In conjunction with these acquisitions, Dell will incur $264 million in compensation-related retention expenses that will be expensed over a period of up to five years. There was no contingent consideration related to these acquisitions.

The results of operations for acquisitions completed during the nine months ended November 2, 2012, which primarily consist of SonicWALL, Wyse Technology, and Quest Software, are included in Dell's results of operations from each respective acquisition date. For the three and nine months ended November 2, 2012, the results of all businesses acquired during Fiscal 2013 contributed $227 million and $352 million to Dell's net revenue, respectively, and reduced net income by $67 million and $98 million, respectively. These results include the impacts of amortization of purchased intangible assets and acquisition-related expenses.

The following table provides unaudited pro forma results of operations for the three and nine months ended November 2, 2012, and October 28, 2011, as if Dell's Fiscal 2013 acquisitions had been acquired at the beginning of the fiscal year ended February 3, 2012. The pro forma amounts presented below exclude $85 million in merger related fees that were reported in Quest Software's historical financial results. The pro forma results are adjusted for amortization of intangible assets, fair value adjustments for deferred revenue, acquisition-related expenses, the elimination of sales between Dell and its acquirees, and the related tax effects for these items, but do not include any anticipated cost synergies or other effects of the planned integration of the acquisitions. Accordingly, such pro forma results are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

	Three Months Ended		Nine Months Ended
	November 2, 2012	October 28, 2011	November 2, 2012	October 28, 2011
	(in millions, except per share data, unaudited)
Pro forma net sales	$13,861	$15,693	$43,352	$47,002
Pro forma net income	$474	$828	$1,772	$2,507
Pro forma earnings per share - basic	$0.27	$0.46	$1.01	$1.35
Pro forma earnings per share - diluted	$0.27	$0.45	$1.01	$1.34

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill allocated to Dell's business segments as of November 2, 2012, and February 3, 2012, and changes in the carrying amount of goodwill for the nine months ended November 2, 2012, were as follows:

	Large Enterprise	Public	Small and Medium Business	Consumer	Total
	(in millions)
Balance at February 3, 2012	$2,222	$2,547	$759	$310	$5,838
Goodwill acquired during the period	1,294	945	1,135	—	3,374
Adjustments	(9)	(8)	(4)	—	(21)
Balance at November 2, 2012	$3,507	$3,484	$1,890	$310	$9,191

Goodwill is tested for impairment on an annual basis during the second fiscal quarter, or sooner if an indicator of impairment occurs. Based on the results of the annual impairment test, performed during the second quarter of Fiscal 2013, no impairment of goodwill existed at August 3, 2012. Further, no triggering events have transpired since August 3, 2012 that would indicate a potential impairment of goodwill as of November 2, 2012. Dell did not have any accumulated goodwill impairment charges as of November 2, 2012.
Intangible Assets
Dell's intangible assets associated with completed acquisitions at November 2, 2012, and February 3, 2012, were as follows:

	November 2, 2012			February 3, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$2,178	$(651)	$1,527	$1,569	$(506)	$1,063
Technology	2,437	(716)	1,721	1,156	(490)	666
Non-compete agreements	75	(51)	24	70	(42)	28
Trade names	158	(53)	105	81	(41)	40
Amortizable intangible assets	4,848	(1,471)	3,377	2,876	(1,079)	1,797
In-process research and development	108	—	108	34	—	34
Indefinite lived intangible assets	26	—	26	26	—	26
Total intangible assets	$4,982	$(1,471)	$3,511	$2,936	$(1,079)	$1,857
Amortization expense related to finite-lived intangible assets was approximately $165 million and $100 million during the three months ended November 2, 2012, and October 28, 2011, respectively, and $425 million and $287 million during the nine months ended November 2, 2012, and October 28, 2011, respectively. There were no material impairment charges related to intangible assets for the three and nine months ended November 2, 2012, and October 28, 2011.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Estimated future annual pre-tax amortization expense of finite-lived intangible assets as of November 2, 2012, over the next five fiscal years and thereafter is as follows:

Fiscal Years	(in millions)
2013 (remaining three months)	$187
2014	755
2015	664
2016	596
2017	499
Thereafter	676
Total	$3,377

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

	Three Months Ended		Nine Months Ended
	November 2, 2012	October 28, 2011	November 2, 2012	October 28, 2011
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$840	$944	$888	$895
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(a)(b)	256	223	789	779
Service obligations honored	(270)	(252)	(851)	(759)
Warranty liability at end of period	$826	$915	$826	$915
Current portion	$525	$588	$525	$588
Non-current portion	301	327	301	327
Warranty liability at end of period	$826	$915	$826	$915

	Three Months Ended		Nine Months Ended
	November 2, 2012	October 28, 2011	November 2, 2012	October 28, 2011
	(in millions)
Deferred extended warranty revenue:
Deferred extended warranty revenue at beginning of period	$7,198	$6,794	$7,002	$6,416
Revenue deferred for new extended warranties(b)	953	1,004	3,087	3,192
Revenue recognized	(978)	(936)	(2,916)	(2,746)
Deferred extended warranty revenue at end of period	$7,173	$6,862	$7,173	$6,862
Current portion	$3,421	$3,212	$3,421	$3,212
Non-current portion	3,752	3,650	3,752	3,650
Deferred extended warranty revenue at end of period	$7,173	$6,862	$7,173	$6,862
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

Copyright Levies - Dell's obligation to collect and remit copyright levies in certain European Union (“EU”) countries may be affected by the resolution of legal proceedings pending in Germany against various companies, including Dell's German subsidiary, and elsewhere in the EU against other companies in Dell's industry. The plaintiffs in those proceedings, some of which are described below, generally seek to impose or modify the levies with respect to sales of such equipment as multifunction devices, phones, personal computers, and printers, alleging that such products enable the copying of copyrighted materials. Some of the proceedings also challenge whether the levy schemes in those countries comply with EU law. Certain EU member countries that do not yet impose levies on digital devices are expected to implement legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and their applicability in the digital hardware environment. Dell, other companies, and various industry associations have opposed the extension of levies to the digital environment and have advocated alternative models of compensation to rights holders. Dell continues to collect levies in certain EU countries where it has determined that based on local laws it is probable that Dell has a payment obligation. The amount of levies is generally based on the number of products sold and the per-product amounts of the levies, which vary. In all other matters, Dell does not believe there is a probable and estimable claim. As such, Dell has not accrued any liability nor collected any levies.

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

Convolve Inc. v Dell Inc. - Convolve, Inc. sued Dell, Western Digital Corporation (“Western Digital”), Hitachi Global Storage Technologies, Inc., and Hitachi Ltd. (collectively “Hitachi”) on June 18, 2008 in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that the defendants infringed United States Patent No. 4,916,635 (entitled “Shaping Command Inputs to Minimize Unwanted Dynamics”) and United States Patent No. 6,314,473 (entitled “System for Removing Selected Unwanted Frequencies in Accordance with Altered Settings in a User Interface of a Data Storage Device”). Western Digital and Hitachi are hard drive suppliers of Dell. The plaintiff sought damages for each product with an allegedly infringing hard drive sold by Dell, plus exemplary damages for allegedly willful infringement. On July 26, 2011, a jury found that the patents had been infringed and awarded the plaintiff an amount of damages that is not material to Dell. The jury decision is subject to final approval and entry by the judge.

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

As of November 2, 2012, Dell does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, Dell's business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on Dell's business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 — INCOME AND OTHER TAXES

Dell's effective income tax rate was 13.8% and 16.7% for the three months ended November 2, 2012, and October 28, 2011, respectively, and 15.5% and 18.2% for the nine months ended November 2, 2012, and October 28, 2011, respectively. These declines were primarily attributable to a change in estimate related to the geographical distribution of income for Fiscal 2012, the expiration of statutes in certain foreign jurisdictions, as well as other adjustments. The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 35% principally result from Dell's geographical distribution of taxable income and differences between the book and tax treatment of certain items. In certain jurisdictions, Dell's tax rate is significantly less than the applicable statutory rate as a result of tax holidays. Dell's significant tax holidays expire in whole or in part during Fiscal 2016 through Fiscal 2023. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The income tax rate for the fourth quarter of Fiscal 2013 will be impacted by the actual mix of jurisdictions in which income is generated.

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

Judgment is required in evaluating Dell's uncertain tax positions and determining Dell's provision for income taxes. Dell's net unrecognized tax benefits, included in other non-current liabilities in its Condensed Consolidated Statements of Financial Position, were $2.8 billion and $2.6 billion as of November 2, 2012, and February 3, 2012, respectively. If recognized, these tax benefits would favorably impact Dell's effective tax rate. Although the timing of income tax audit resolutions and negotiations with taxing authorities is highly uncertain, Dell does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

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

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 — EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Accordingly, certain stock-based incentive awards have been excluded from the calculation of diluted earnings per share, totaling 132 million and 137 million common shares for the three months ended November 2, 2012, and October 28, 2011, respectively, and 125 million and 147 million for the nine months ended November 2, 2012, and October 28, 2011, respectively.
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended November 2, 2012, and October 28, 2011:

	Three Months Ended		Nine Months Ended
	November 2, 2012	October 28, 2011	November 2, 2012	October 28, 2011
	(in millions, except per share amounts)
Numerator:
Net income	$475	$893	$1,842	$2,728
Denominator:
Weighted-average shares outstanding:
Basic	1,735	1,813	1,747	1,860
Effect of dilutive options, restricted stock units, restricted stock, and other	7	15	10	14
Diluted	1,742	1,828	1,757	1,874
Earnings per share:
Basic	$0.27	$0.49	$1.05	$1.47
Diluted	$0.27	$0.49	$1.05	$1.46

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

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents net revenue by Dell's reportable global segments as well as a reconciliation of consolidated segment operating income to Dell's consolidated operating income:

	Three Months Ended		Nine Months Ended
	November 2, 2012	October 28, 2011	November 2, 2012	October 28, 2011
	(in millions)
Net revenue:
Large Enterprise	$4,156	$4,540	$13,128	$13,804
Public	3,824	4,287	11,355	12,237
Small and Medium Business	3,282	3,326	10,017	9,987
Consumer	2,459	3,212	8,126	10,012
Total	$13,721	$15,365	$42,626	$46,040
Consolidated operating income:
Large Enterprise	$325	$446	$1,160	$1,422
Public	352	454	1,002	1,272
Small and Medium Business	349	367	1,120	1,182
Consumer	(65)	99	(19)	372
Segment operating income	961	1,366	3,263	4,248
Broad based long-term incentives(a)	(75)	(78)	(244)	(256)
Amortization of intangible assets	(165)	(100)	(425)	(287)
Severance and facility actions and acquisition-related costs (a)(b)	(132)	(46)	(280)	(205)
Total	$589	$1,142	$2,314	$3,500
____________________

(a)	Broad based long-term incentives includes stock-based compensation and other long-term incentive awards.

(b)	Acquisition-related costs consist primarily of retention payments, integration costs, and consulting fees.

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

A key component of our business strategy is to continue shifting our portfolio to products and services that provide higher-value and recurring revenue streams over time. As part of this strategy, we emphasize expansion of our enterprise solutions and services, which includes servers, networking, storage, and services. We believe the most attractive areas for profitable growth include data center and information management as well as client and cloud computing. We believe software will enhance our enterprise solutions, and accordingly, in early Fiscal 2013, we launched our newly formed software group to expand our ability to execute in strategic areas that are important to our customers. We now have four solutions groups to support our global business segments: enterprise solutions, services, end-user computing, and software.

Emerging countries, which include a vast majority of the world's population, are attractive growth opportunities for technology expansion. In recent years, we have focused much of our investment in non-U.S. markets excluding Western Europe, Canada, and Japan, with a particular focus on BRIC, which consists of Brazil, Russia, India, and China.

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

We supplement organic growth with a disciplined acquisition program targeting businesses that will expand our portfolio of higher-margin enterprise solutions offerings. We emphasize acquisitions of companies with portfolios that we can leverage with our global customer base and distribution. Since the beginning of Fiscal 2012, we have acquired several businesses that extend our core capabilities in a variety of enterprise offerings, including storage, networking, systems management appliance, virtualized server, data center, and desktop solutions, and software-as-a-service application integration, as well as enabled expansion of our customer financing activities. We completed seven of these acquisitions in Fiscal 2013, including our acquisitions of SonicWALL, Wyse Technology, and Quest Software. For further discussion regarding our acquisitions, see Note 8 of the Notes to the Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

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

RESULTS OF OPERATIONS
Consolidated Operations
The following table summarizes our consolidated results of operations for the three and nine months ended November 2, 2012, and October 28, 2011:

	Three Months Ended					Nine Months Ended
	November 2, 2012			October 28, 2011		November 2, 2012			October 28, 2011
	Dollars	% of Revenue	% Change	Dollars	% of Revenue	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except per share amounts and percentages)
Net revenue:
Product	$10,706	78.0%	(13)%	$12,312	80.1%	$33,532	78.7%	(9)%	$36,981	80.3%
Services, including software related	3,015	22.0%	(1)%	3,053	19.9%	9,094	21.3%	—%	9,059	19.7%
Total net revenue	$13,721	100.0%	(11)%	$15,365	100.0%	$42,626	100.0%	(7)%	$46,040	100.0%
Gross margin:
Product	$1,802	16.8%	(28)%	$2,515	20.4%	$6,018	17.9%	(23)%	$7,813	21.1%
Services, including software related	1,070	35.5%	12%	954	31.3%	3,059	33.6%	17%	2,613	28.8%
Total gross margin	$2,872	20.9%	(17)%	$3,469	22.6%	$9,077	21.3%	(13)%	$10,426	22.6%
Operating expenses	$2,283	16.6%	(2)%	$2,327	15.2%	$6,763	15.9%	(2)%	$6,926	15.0%
Operating income	$589	4.3%	(48)%	$1,142	7.4%	$2,314	5.4%	(34)%	$3,500	7.6%
Net income	$475	3.5%	(47)%	$893	5.8%	$1,842	4.3%	(32)%	$2,728	5.9%
Earnings per share - diluted	$0.27	N/A	(45)%	$0.49	N/A	$1.05	N/A	(28)%	$1.46	N/A

Other Financial Information(a)
Non-GAAP gross margin	$3,013	22.0%	(15)%	$3,546	23.1%	$9,450	22.2%	(12)%	$10,682	23.2%
Non-GAAP operating expenses	$2,127	15.5%	(6)%	$2,258	14.7%	$6,431	15.1%	(4)%	$6,690	14.5%
Non-GAAP operating income	$886	6.5%	(31)%	$1,288	8.4%	$3,019	7.1%	(24)%	$3,992	8.7%
Non-GAAP net income	$679	4.9%	(31)%	$983	6.4%	$2,315	5.4%	(24)%	$3,039	6.6%
Non-GAAP earnings per share - diluted	$0.39	N/A	(28)%	$0.54	N/A	$1.32	N/A	(19)%	$1.62	N/A
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

Overview

During the third quarter and first nine months of Fiscal 2013, our total net revenue decreased 11% and 7%, respectively. We continue to face competitive pricing pressures in a challenging global IT spending environment. Weak global macro-economic conditions and competition from alternative mobile devices have limited demand for our client products, particularly in our Consumer segment, though all of our segments were impacted by these dynamics. Results from our enterprise solutions and services offerings were more favorable, though our Commercial segments were impacted by delayed IT spending.

During the third quarter of Fiscal 2013, net revenue from our Commercial segments decreased 7%, and represented approximately 82% of our total net revenue. The decrease in our Commercial net revenue was driven by an 11% decrease in net revenue from our Public customers, who continue to experience budget constraints, and an 8% decrease in net revenue from our Large Enterprise segment. Net revenue from our SMB segment decreased 1% during the third quarter of Fiscal 2013. All of our Commercial segments experienced declines in revenue from client products, and for our Large Enterprise and SMB segments, these declines were partially offset by increases in revenue from our enterprise solutions and services offerings. During the third quarter of Fiscal 2013, net revenue from our Consumer customers decreased 23%, and represented approximately 18% of our total net revenue. We continued to experience competition from alternative mobile computing devices, including tablets and smart phones, during the third quarter of Fiscal 2013. Overall, revenue from our enterprise solutions and services increased 3%, while revenue from our client products decreased 19%. During the third quarter of Fiscal 2013, revenue from enterprise solutions and services represented 35% of total net revenue, compared to 31% of total net revenue in the third quarter of Fiscal 2012, and gross margin from this area grew to more than 50% of total gross margin during Fiscal 2013. Our Fiscal 2013 software acquisitions, which primarily consist of SonicWALL and Quest Software, are included in the results reported for enterprise solutions and services.

For the first nine months of Fiscal 2013, the decrease in total net revenue was driven by a 19% and 4% decrease in revenue from our Consumer and Commercial segments, respectively. During the first nine months of Fiscal 2013, revenue from enterprise solutions and services, which includes our Fiscal 2012 and Fiscal 2013 enterprise acquisitions, increased 4%, while revenue from client products decreased 13%. During the first nine months of Fiscal 2013, revenue from enterprise solutions and services represented 34% of total net revenue, compared to 29% of total net revenue for the same period of Fiscal 2012.

During the third quarter and first nine months of Fiscal 2013, our consolidated operating income as a percentage of net revenue decreased 310 basis points and 220 basis points to 4.3% and 5.4%, respectively. For our Commercial segments, operating income as a percentage of net revenue decreased 130 basis points during both the third quarter and the first nine months of Fiscal 2013 to 9.1% and 9.5%, respectively. For our Consumer segment, during the third quarter and first nine months of Fiscal 2013, operating income as a percentage of net revenue decreased 580 basis points and 390 basis points to operating loss percentages of 2.7% and 0.2%, respectively. These declines in operating income percentage were primarily attributable to reduced gross margins for our products.

As of November 2, 2012, we had $14.2 billion of total cash, cash equivalents, and investments and $9.0 billion in total debt. In comparison, as of February 3, 2012, we had $18.2 billion of total cash, cash equivalents, and investments and $9.3 billion in total debt. During the first nine months of Fiscal 2013, we maintained an efficient cash conversion cycle as well as strong cash and investment positions. Operating cash flows during the first nine months of Fiscal 2013 and Fiscal 2012 were $1.8 billion and $3.7 billion, respectively. This decrease was primarily driven by unfavorable changes in working capital as well as a decrease in net income. We believe that we can generate cash flow from operations in excess of net income over the long term.

We expect the challenging macro-economic and IT spending environment we have been experiencing throughout Fiscal 2013 to continue as we move through the rest of the year. In the long-run, we believe that we will profitably grow revenue and operating income through the expansion of our enterprise solutions and services business, the extension of our client product portfolio, and the continued execution of various cost savings initiatives. We are committed to our strategy to provide end-to-end technology solutions to our customers, and we are continuing to make investments that improve our solutions capabilities, including our 12G servers as well as our recent launch of Windows 8 touch-enabled devices. We will continue to balance liquidity, profitability, and growth to position the company for long-term success.
Revenue

•
Product Revenue — Product revenue decreased 13% and 9% during the third quarter and first nine months of Fiscal 2013, respectively. See "Revenue by Product and Services Categories" for further information regarding product revenue.

•
Services Revenue, including software related — Services revenue, including software related, decreased slightly and was essentially unchanged during the third quarter and first nine months of Fiscal 2013, respectively. All software related support services as well as third party licenses are included herein. These software related services represented 30% and 31% of services revenue, including software related, for the third quarters of Fiscal 2013 and Fiscal 2012, respectively, and 31% and 32% for the first nine months of Fiscal 2013 and Fiscal 2012, respectively.

During the third quarter of Fiscal 2013, we experienced a 1% decrease in services revenue, excluding software related, and a 6% decrease in revenue from third-party software sales, which was largely offset by software related services revenue from our Fiscal 2013 acquisitions. During the first nine months of Fiscal 2013, we experienced a 2% increase in services revenue, excluding software related, which was largely offset by a 5% decrease in revenue from third-party software sales. The decline in revenue from third-party software sales was driven by a decrease in unit sales for our client products during the third quarter and first nine months of Fiscal 2013, which limited the sales volume of our third-party software products.

During the third quarter and first nine months of Fiscal 2013, revenue from the U.S. decreased 8% and 7%, respectively, while revenue from outside the U.S. decreased 13% and 8%, respectively. Revenue from outside the U.S. represented 49% and 50% of total net revenue for the third quarter and first nine months of Fiscal 2013, respectively. Revenue from most emerging countries, including BRIC, declined during the third quarter and first nine months of Fiscal 2013. We continue to view these geographical markets, which include the vast majority of the world's population, as a long-term growth opportunity. Accordingly, we continue to pursue development of technology solutions that meet the needs of these markets.

We manage our business on a U.S. dollar basis and factor foreign currency exchange rate movements into our pricing decisions. In addition, we utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time.  As a result of our hedging programs, the impact of foreign currency movements was not material to our total net revenue for the third quarter and first nine months of Fiscal 2013.
Gross Margin

•
Products — During the third quarter and first nine months of Fiscal 2013, product gross margins decreased in absolute dollars and in gross margin percentage. Product gross margin percentage decreased from 20.4% to 16.8% for the third quarter of Fiscal 2013 and from 21.1% to 17.9% for the first nine months of Fiscal 2013. The decline in product gross margins was primarily driven by the competitive pricing environment we have been experiencing in Fiscal 2013, particularly for our client products.

•
Services, including software related — During the third quarter and first nine months of Fiscal 2013, our gross margin for services, including software related, increased in absolute dollars and in gross margin percentage. Our gross margin percentage for services, including software related, increased from 31.3% to 35.5% for the third quarter of Fiscal 2013 and from 28.8% to 33.6% for the first nine months of Fiscal 2013. Gross margin percentages improved for all of our services and software-related offerings, which include support and deployment services, infrastructure, cloud, and security services, applications and business process services, as well as certain software-related services.

During the third quarter of Fiscal 2013, our total gross margin decreased 17% to $2.9 billion on a GAAP basis and 15% to $3.0 billion on a non-GAAP basis. During the first nine months of Fiscal 2013, total gross margin decreased 13% to $9.1 billion on a GAAP basis and 12% to $9.5 billion on a non-GAAP basis. Gross margin on a GAAP basis for the third quarter and first nine months of Fiscal 2013 and Fiscal 2012 includes the effects of amortization of intangible assets and of severance and facility action costs and acquisition-related charges. As set forth in the reconciliation under "Non-GAAP Financial Measures" below, these items are excluded from the calculation of non-GAAP gross margin for the third quarter and first nine months of Fiscal 2013 and Fiscal 2012. Amortization of intangible assets included in GAAP gross margin increased 56% to $120 million during the third quarter of Fiscal 2013 and 43% to $317 million during the first nine months of Fiscal 2013. These increases were primarily attributable to an increase in purchased intangible assets over the period.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally not long-term in nature, but instead are typically negotiated at the beginning of each quarter. Because of the fluid nature of these ongoing negotiations, which reflect changes in the competitive environment, the timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the third quarter and first nine months of Fiscal 2013 and Fiscal 2012 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. In addition, from time to time, some of our key vendors revise their pricing programs. Recent changes to certain pricing programs for one of our vendors did not have a material impact on our third quarter Fiscal 2013 results, and we continue to actively address any potential impact in future quarters. We are not aware of any other significant programmatic changes to vendor pricing or rebate programs that may impact our results in the near term.

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

Operating Expenses
The following table presents information regarding our operating expenses for the three and nine months ended November 2, 2012, and October 28, 2011:

	Three Months Ended					Nine Months Ended
	November 2, 2012			October 28, 2011		November 2, 2012			October 28, 2011
	Dollars	% of Revenue	% Change	Dollars	% of Revenue	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$2,013	14.7%	(4)%	$2,107	13.8%	$5,998	14.1%	(5)%	$6,306	13.7%
Research, development, and engineering	270	1.9%	23%	220	1.4%	765	1.8%	23%	620	1.3%
Total operating expenses	$2,283	16.6%	(2)%	$2,327	15.2%	$6,763	15.9%	(2)%	$6,926	15.0%

Other Financial Information
Non-GAAP operating expenses (a)	$2,127	15.5%	(6)%	$2,258	14.7%	$6,431	15.1%	(4)%	$6,690	14.5%

(a) For a reconciliation of non-GAAP operating expenses to operating expenses prepared in accordance with GAAP, see “Non-GAAP Financial Measures” below.

•
Selling, General, and Administrative — During the third quarter and first nine months of Fiscal 2013, selling, general, and administrative ("SG&A") expenses decreased 4% and 5%, respectively, while SG&A expenses as a percentage of revenue increased. During the third quarter and first nine months of Fiscal 2013, compensation-related expenses, excluding severance and facility action costs, decreased 10% and 5%, respectively, driven by a decline in performance-based compensation. Additionally, other SG&A expenses, excluding amortization of intangibles and acquisition-related costs, decreased 7% and 9% during the third quarter and first nine months of Fiscal 2013, respectively, primarily as a result of a decline in discretionary spending. We are actively managing our expenses in certain areas to focus spending on strategic investments.

•
Research, Development, and Engineering — During the third quarter and first nine months of Fiscal 2013, research, development, and engineering expenses were 1.9% and 1.8% of net revenue, respectively, compared to 1.4% and 1.3% for the same periods in the prior year. These increases reflect our focus on shifting our investments to research and development activities that support our initiatives that grow our enterprise solutions, services, and software offerings.

Total operating expenses for the third quarter of Fiscal 2013 decreased 2% to $2.3 billion on a GAAP basis and 6% to $2.1 billion on a non-GAAP basis. Total operating expenses for the first nine months of Fiscal 2013 decreased 2% to $6.8 billion on a GAAP basis and 4% to $6.4 billion on a non-GAAP basis. Operating expenses on a GAAP basis for the third quarter and first nine months of Fiscal 2013 and Fiscal 2012 include the effects of amortization of intangible assets and of severance and facility action costs and acquisition-related charges. In aggregate, these charges increased $87 million and $96 million to $156 million and $332 million during the third quarter and first nine months of Fiscal 2013, respectively. This increase was primarily attributable to an increase in amortization of intangibles, due to our Fiscal 2012 and Fiscal 2013 acquisitions, as well as to an increase in severance and facility action costs over the period. From time to time, we incur severance and facility action costs, which includes selected headcount reductions, as well as other cost reduction programs, in an effort to manage our operating expenses. As set forth in the reconciliation under “Non-GAAP Financial Measures” below, amortization of intangibles and severance and facility action costs and acquisition-related costs are excluded from the calculation of non-GAAP operating expenses for the third quarter and first nine months of Fiscal 2013 and Fiscal 2012.
Operating and Net Income

•
Operating Income — During the third quarter and first nine months of Fiscal 2013, operating income decreased in dollars and as a percentage of revenue. During the third quarter of Fiscal 2013, operating income dollars and percentage declined 48% and 310 basis points, respectively, on a GAAP basis, and 31% and 190 basis points, respectively, on a non-GAAP basis. During the first nine months of Fiscal 2013, operating income dollars and percentage decreased 34% and 220 basis points, respectively, on a GAAP basis, and 24% and 160 basis points, respectively, on a non-GAAP basis. The decreases in non-GAAP operating income percentage were driven by declines in product gross margin percentage, the effects of which were partially offset by improved gross margin percentages for services, including software related. Operating income on a GAAP basis also includes increases in amortization of intangibles, severance and facility action costs, and acquisition-related costs.

•
Net Income — During the third quarter of Fiscal 2013, net income decreased 47% to $475 million on a GAAP basis and 31% to $679 million on a non-GAAP basis. During the first nine months of Fiscal 2013, net income decreased 32% to $1.8 billion on a GAAP basis and 24% to $2.3 billion on a non-GAAP basis. Net income on a GAAP and non-GAAP basis was impacted by decreases in operating income, though the effects on net income on a GAAP basis were partially offset by a lower effective tax rate. See “Income and Other Taxes” below for a discussion of our effective tax rates.

Non-GAAP Financial Measures

The following tables include information about non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, and non-GAAP earnings per share (collectively, the “non-GAAP financial measures”), which are not measurements of financial performance prepared in accordance with U.S. generally accepted accounting principles. We have provided a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP measures in the tables below. A detailed discussion of our reasons for including the non-GAAP financial measures and the limitations associated with those measures is presented in "Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Non-GAAP Financial Measures" in our Annual Report on Form 10-K for the fiscal year ended February 3, 2012. We encourage investors to review the historical reconciliation and the non-GAAP discussion in conjunction with our presentation of non-GAAP financial measures.

The table below presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for each of the three and nine months ended November 2, 2012, and October 28, 2011:

	Three Months Ended			Nine Months Ended
	November 2, 2012	% Change	October 28, 2011	November 2, 2012	% Change	October 28, 2011
	(in millions, except per share amounts and percentages)
GAAP gross margin	$2,872	(17)%	$3,469	$9,077	(13)%	$10,426
Non-GAAP adjustments:
Amortization of intangibles	120		77	317		222
Severance and facility actions and acquisition-related costs	21		—	56		34
Non-GAAP gross margin	$3,013	(15)%	$3,546	$9,450	(12)%	$10,682

GAAP operating expenses	$2,283	(2)%	$2,327	$6,763	(2)%	$6,926
Non-GAAP adjustments:
Amortization of intangibles	(45)		(23)	(108)		(65)
Severance and facility actions and acquisition-related costs	(111)		(46)	(224)		(171)
Non-GAAP operating expenses	$2,127	(6)%	$2,258	$6,431	(4)%	$6,690

GAAP operating income	$589	(48)%	$1,142	$2,314	(34)%	$3,500
Non-GAAP adjustments:
Amortization of intangibles	165		100	425		287
Severance and facility actions and acquisition-related costs	132		46	280		205
Non-GAAP operating income	$886	(31)%	$1,288	$3,019	(24)%	$3,992

GAAP net income	$475	(47)%	$893	$1,842	(32)%	$2,728
Non-GAAP adjustments:
Amortization of intangibles	165		100	425		287
Severance and facility actions and acquisition-related costs	132		46	280		205
Aggregate adjustment for income taxes	(93)		(56)	(232)		(181)
Non-GAAP net income	$679	(31)%	$983	$2,315	(24)%	$3,039

GAAP earnings per share - diluted	$0.27	(45)%	$0.49	$1.05	(28)%	$1.46
Non-GAAP adjustments per share - diluted	0.12		0.05	0.27		0.16
Non-GAAP earnings per share - diluted	$0.39	(28)%	$0.54	$1.32	(19)%	$1.62

	Three Months Ended		Nine Months Ended
	November 2, 2012	October 28, 2011	November 2, 2012	October 28, 2011
Percentage of Total Net Revenue
GAAP gross margin	20.9%	22.6%	21.3%	22.6%
Non-GAAP adjustments	1.1%	0.5%	0.9%	0.6%
Non-GAAP gross margin	22.0%	23.1%	22.2%	23.2%

GAAP operating expenses	16.6%	15.2%	15.9%	15.0%
Non-GAAP adjustments	(1.1)%	(0.5)%	(0.8)%	(0.5)%
Non-GAAP operating expenses	15.5%	14.7%	15.1%	14.5%

GAAP operating income	4.3%	7.4%	5.4%	7.6%
Non-GAAP adjustments	2.2%	1.0%	1.7%	1.1%
Non-GAAP operating income	6.5%	8.4%	7.1%	8.7%

GAAP net income	3.5%	5.8%	4.3%	5.9%
Non-GAAP adjustments	1.4%	0.6%	1.1%	0.7%
Non-GAAP net income	4.9%	6.4%	5.4%	6.6%

Segment Discussion

Our four global business segments are Large Enterprise, Public, Small and Medium Business, and Consumer.

Severance and facility action costs and acquisition-related charges, broad based, long-term incentive expenses, and amortization of purchased intangible assets are not allocated to the reporting segments as management does not believe that these items are reflective of the underlying operating performance of the reporting segments. These costs totaled $372 million and $224 million for the third quarters of Fiscal 2013 and Fiscal 2012, respectively. For the first nine months of Fiscal 2013 and Fiscal 2012, these costs were $949 million and $748 million, respectively.

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

The following table presents our net revenue and operating income by our reportable global segments for the three and nine months ended November 2, 2012, and October 28, 2011:

	Three Months Ended					Nine Months Ended
	November 2, 2012			October 28, 2011		November 2, 2012			October 28, 2011
	Dollars	% of Revenue(a)	% Change	Dollars	% of Revenue(a)	Dollars	% of Revenue(a)	% Change	Dollars	% of Revenue(a)
	(in millions, except percentages)
Large Enterprise
Net revenue	$4,156	30%	(8)%	$4,540	29%	$13,128	31%	(5)%	$13,804	30%
Operating income	$325	7.8%	(27)%	$446	9.8%	$1,160	8.8%	(18)%	$1,422	10.3%
Public
Net revenue	$3,824	28%	(11)%	$4,287	28%	$11,355	27%	(7)%	$12,237	26%
Operating income	$352	9.2%	(22)%	$454	10.6%	$1,002	8.8%	(21)%	$1,272	10.4%
Small and Medium Business
Net revenue	$3,282	24%	(1)%	$3,326	22%	$10,017	23%	—%	$9,987	22%
Operating income	$349	10.6%	(5)%	$367	11.0%	$1,120	11.2%	(5)%	$1,182	11.8%
Consumer
Net revenue	$2,459	18%	(23)%	$3,212	21%	$8,126	19%	(19)%	$10,012	22%
Operating income	$(65)	(2.7)%	(166)%	$99	3.1%	$(19)	(0.2)%	(105)%	$372	3.7%

(a)     Operating income percentage of revenue is stated in relation to the respective segment.

•
Large Enterprise — During the third quarter of Fiscal 2013, Large Enterprise experienced an 8% decrease in net revenue. Servers and networking revenue and revenue from services increased 14% and 1%, respectively, while storage revenue declined 24%. Revenue from software and peripherals, mobility products, and desktop PC revenue decreased 16%, 24%, and 14%, respectively. Large Enterprise revenue decreased across all regions in the third quarter of Fiscal 2013, led by a decline in revenue from Europe, the Middle East, and Africa ("EMEA").

During the first nine months of Fiscal 2013, net revenue from Large Enterprise decreased 5%. Servers and networking revenue and revenue from services increased 9% and 5%, respectively, while storage revenue declined 19%. Revenue from software and peripherals and mobility products each declined 13% during the first nine months of Fiscal 2013, while desktop PC revenue decreased 9% during the same period. Large Enterprise revenue decreased across all regions during the first nine months of Fiscal 2013.

During the third quarter and first nine months of Fiscal 2013, Large Enterprise's operating income as a percentage of revenue decreased 200 basis points and 150 basis points to 7.8% and 8.8%, respectively. These decreases were primarily attributable to declines in gross margin percentages for our products, which were partially offset by improvements in our services gross margin percentages.

•
Public — During the third quarter of Fiscal 2013, Public experienced an 11% decrease in net revenue, which was attributable to continued budget constraints on public spending. During the third quarter of Fiscal 2013, revenue from all product lines decreased, except for revenue from servers and networking, which increased 1%. Storage revenue and revenue from services decreased 19% and 8%, respectively, while revenue from software and peripherals, mobility products, and desktop PC revenue decreased 9%, 21%, and 11%, respectively. Public revenue decreased across all regions in the third quarter and first nine months of Fiscal 2013, led by a decline in revenue from the U.S.

During the first nine months of Fiscal 2013, Public net revenue decreased 7%. Revenue from all product lines decreased during the first nine months of Fiscal 2013, except for revenue from servers and networking, which increased 2%. Storage revenue and revenue from services decreased 14% and 4%, respectively, while revenue from software and peripherals, mobility products, and desktop PC revenue decreased 9%, 13%, and 7%, respectively.

During the third quarter and first nine months of Fiscal 2013, Public's operating income as a percentage of net revenue decreased 140 basis points and 160 basis points to 9.2% and 8.8%, respectively. These decreases were primarily attributable to declines in gross margin percentages for our products, which were partially offset by improvements in our services gross margin percentages.

•
Small and Medium Business — During the third quarter of Fiscal 2013, SMB experienced a slight decrease in net revenue. Servers and networking revenue and revenue from services increased 16% and 22%, respectively, while storage revenue decreased 5%. Revenue from software and peripherals, mobility products, and desktop PC revenue decreased 5%, 22%, and 1%, respectively. At a regional level, SMB experienced a decline in revenue from EMEA and a slight decline in revenue from the Americas, while revenue from the Asia Pacific and Japan ("APJ") region increased.

During the first nine months of Fiscal 2013, SMB revenue was essentially unchanged. Servers and networking revenue and revenue from services increased 16% and 24%, respectively, while storage revenue decreased 3%. Revenue from software and peripherals, mobility products, and desktop PC revenue decreased 2%, 14%, and 3%, respectively. At a regional level, during the first nine months of Fiscal 2013, SMB experienced an increase in revenue from APJ, while revenue from EMEA decreased. SMB revenue from the Americas was essentially unchanged during the first nine months of Fiscal 2013.

During the third quarter and first nine months of Fiscal 2013, SMB's operating income as a percentage of net revenue decreased 40 basis points and 60 basis points to 10.6% and 11.2%, respectively. These declines are attributable to declines in gross margin percentage for our products and an increase in operating expenses as a percentage of revenue, driven by an increase in research, development, and engineering expenses, the effects of which were largely offset by an increase in gross margin percentage attributable to our services, including software related.

•
Consumer — During the third quarter of Fiscal 2013, Consumer experienced a 23% decrease in revenue. Consumer revenue was impacted by a challenging pricing environment as well as our decision to limit our participation in lower-value offerings. In addition, we continued to experience competition from alternative mobile computing devices, including tablets and smart phones, during the third quarter of Fiscal 2013. Revenue from all product and services categories decreased during the third quarter of Fiscal 2013. The overall decrease in consumer revenue was primarily attributable to a 30% decline in mobility product revenue, driven by a 25% decrease in units sold and a 7% decrease in average selling prices. Desktop PC revenue decreased 9% during the third quarter of Fiscal 2013 as a result of a 6% decrease in units sold and a 3% decrease in average selling prices. Revenue from software and peripherals and Consumer services revenue each declined 12% during the third quarter of Fiscal 2013, due to a decrease in client units sold.

During the first nine months of Fiscal 2013, Consumer experienced a 19% decrease in revenue. Revenue from all product and services categories decreased during the first nine months of Fiscal 2013. The overall decrease in Consumer revenue was primarily attributable to a 24% decline in mobility product revenue, driven by a 21% decrease in units sold and a 3%

decrease in average selling prices. Desktop PC revenue decreased 5% due to a 6% decline in average selling prices, partially offset by a 1% increase in units sold. During the first nine months of Fiscal 2013, revenue from software and peripherals and Consumer services revenue decreased 12% and 14%, respectively.

Consumer experienced declines in revenue across all regions during the third quarter and first nine months of Fiscal 2013, led by a decline in revenue from the U.S. During the third quarter and first nine months of Fiscal 2013, revenue from non-U.S markets excluding Western Europe, Canada, and Japan decreased 22% and 16%, respectively.

During the third quarter and first nine months of Fiscal 2013, Consumer's operating income as a percentage of net revenue decreased 580 basis points and 390 basis points to operating loss percentages of 2.7% and 0.2%, respectively. These declines in operating income percentage were primarily attributable to declines in gross margin percentage for our products.
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
The following table summarizes our net revenue by product and services categories for the three and nine months ended November 2, 2012, and October 28, 2011:

	Three Months Ended					Nine Months Ended
	November 2, 2012			October 28, 2011		November 2, 2012			October 28, 2011
	Dollars	% of Revenue	% Change	Dollars	% of Revenue	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except percentages)
Net revenue:
Enterprise solutions and services:
Enterprise solutions:
Servers and networking	$2,322	17%	11%	$2,089	14%	$6,671	16%	9%	$6,116	13%
Storage	386	3%	(16)%	460	3%	1,265	3%	(12)%	1,443	3%
Services	2,107	15%	(1)%	2,123	14%	6,284	15%	2%	6,143	13%
Software and peripherals	2,258	16%	(11)%	2,528	16%	6,982	16%	(9)%	7,664	17%
Client:
Mobility	3,523	26%	(26)%	4,750	31%	11,629	27%	(18)%	14,227	31%
Desktop PCs	3,125	23%	(8)%	3,415	22%	9,795	23%	(6)%	10,447	23%
Total net revenue	$13,721	100%	(11)%	$15,365	100%	$42,626	100%	(7)%	$46,040	100%

•	Enterprise Solutions and Services

▪Enterprise Solutions:

•
Servers and Networking — During the third quarter and first nine months of Fiscal 2013, servers and networking revenue increased 11% and 9%, respectively. Our acquisitions of Force10 Networks, Inc., SonicWALL, and Quest Software are included in servers and networking revenue from their respective acquisition dates and therefore contributed to the increase in revenue for servers and networking. In addition, we experienced an increase in unit demand for our servers during the third quarter and first nine months of Fiscal 2013, which was partially offset by a decline in average selling prices.

•
Storage — During the third quarter and first nine months of Fiscal 2013, storage revenue decreased 16% and 12%, respectively. These declines were primarily attributable to an anticipated decline in sales of third-party storage products, which were partially offset by revenue from the sale of Dell-branded storage products. Revenue from Dell-branded storage products was mixed during the periods. During the third quarter and first nine months of Fiscal 2013, sales of Dell-branded storage offerings decreased 3% and increased 8%, respectively.  We continue to enhance our Dell-branded storage offerings with a number of new features that we believe position us well for future growth.

▪
Services — Services revenue results were mixed over the period. During the third quarter and first nine months of Fiscal 2013, services revenue decreased 1% and increased 2%, respectively. The increase in services revenue for the first nine months of Fiscal 2013 was driven by a 7% increase in support and deployment services, which consist of support and extended warranty services, managed deployment, enterprise installation, and configuration services. Deferred revenue from extended warranties and contracted services backlog, which we refer to together as services backlog, both increased 2% compared to the balance as of February 3, 2012. We provide information regarding services backlog because we believe it provides useful trend information regarding changes in the size of our services business over time. See "Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Revenue by Product and Services Categories — Services" in our Annual Report on Form 10-K for the fiscal year ended February 3, 2012, for more information on our services backlog calculation.

•
Software and Peripherals — Software and peripherals (“S&P”) revenue includes third-party software sales and their related support services, and a multitude of other Dell-branded and third-party peripherals, including printers, monitors, projectors, keyboards, mice, and docking stations. During the third quarter and first nine months of Fiscal 2013, S&P revenue decreased 11% and 9%, respectively. The S&P business was impacted in Fiscal 2013 by a decrease in unit sales of our client products, which limits the sales volume of our S&P products. In addition, S&P revenue growth has been impacted as we have continued to reduce our participation in non-strategic areas, such as third-party software offerings.

•	Client

▪
Mobility — Revenue from mobility products (which include notebooks, mobile workstations, and tablets) decreased 26% and 18% during the third quarter and first nine months of Fiscal 2013, respectively. These declines were driven by a 22% and 16% decrease in mobility unit sales for the third quarter and first nine months of Fiscal 2013, respectively. In addition, average selling prices decreased 4% and 2% during the third quarter and first nine months of Fiscal 2013, respectively. Commercial mobility revenue decreased 22% and 13% during the third quarter and first nine months of Fiscal 2013, respectively, while Consumer mobility revenue decreased 30% and 24% over the same periods, respectively. During the third quarter and first nine months of Fiscal 2013, we experienced a difficult macro-economic and pricing environment in our client business. In addition, our results were impacted as customers shifted some of their demand to alternative computing devices, particularly in our Consumer segment.

▪
Desktop PCs — During the third quarter and first nine months of Fiscal 2013, revenue from desktop PCs (which include desktop computer systems and fixed workstations) decreased 8% and 6%, respectively. These declines were driven by a 7% and 6% decrease in average selling prices during the third quarter and first nine months of Fiscal 2013, respectively. Unit sales declined slightly and were essentially unchanged during the third quarter and first nine months of Fiscal 2013, respectively.

Interest and Other, Net
The following table provides a detailed presentation of interest and other, net for the three and nine months ended November 2, 2012, and October 28, 2011:

	Three Months Ended		Nine Months Ended
	November 2, 2012	October 28, 2011	November 2, 2012	October 28, 2011
	(in millions)
Interest and other, net:
Investment income, primarily interest	$22	$19	$78	$53
Gains (losses) on investments, net	11	(39)	27	(36)
Interest expense	(66)	(70)	(206)	(204)
Foreign exchange	—	10	(15)	19
Other	(5)	10	(17)	1
Interest and other, net	$(38)	$(70)	$(133)	$(167)

During the third quarter and first nine months of Fiscal 2013, changes in interest and other, net were favorable by $32 million and $34 million, respectively, when compared to the same periods in Fiscal 2012. These changes were primarily due to an increase in investment income and net gains from the sale of investments, partially offset by foreign exchange fluctuations during the period. The changes in foreign exchange for these periods were primarily due to higher costs associated with our hedging program and revaluations of certain un-hedged foreign currencies.

Income and Other Taxes
Our effective income tax rate was 13.8% and 16.7% for the third quarters of Fiscal 2013 and Fiscal 2012, respectively. For the first nine months of Fiscal 2013 and Fiscal 2012, our effective income tax rate was 15.5% and 18.2%, respectively. These declines were primarily attributable to a change in estimate related to the geographical distribution of income for Fiscal 2012, the expiration of statutes in certain foreign jurisdictions, as well as other adjustments.

Our effective tax rate can fluctuate depending on the geographic distribution of our world-wide earnings, as our foreign earnings are generally taxed at lower rates than in the U.S. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. Our significant tax holidays expire in whole or in part during Fiscal 2016 through Fiscal 2023. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally resulted from the geographical distribution of taxable income discussed above and permanent differences between the book and tax treatment of certain items.  We continue to assess our business model and its impact in various taxing jurisdictions.

For further discussion regarding tax matters, including the status of income tax audits, see Note 12 of the Notes to the Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements."

ACCOUNTS RECEIVABLE
We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net was $6.2 billion and $6.5 billion as of November 2, 2012, and February 3, 2012, respectively, which represents a 4% decrease. This decrease in accounts receivable, net was primarily due to a decline in revenue in the third quarter of Fiscal 2013, compared to the fourth quarter of Fiscal 2012. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on specific identifiable customer accounts that are deemed at risk and a provision for accounts that are collectively evaluated based on historical bad debt experience. As of November 2, 2012, and February 3, 2012, the allowance for doubtful accounts was $78 million and $63 million, respectively. Based on our assessment, we believe we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.
DELL FINANCIAL SERVICES AND FINANCING RECEIVABLES
Dell Financial Services ("DFS") offers a wide range of financial services, including originating, collecting, and servicing customer receivables primarily related to the purchase of Dell products. In some cases, we may originate financing activities for our Commercial customers related to the purchase of third-party technology products that complement our portfolio of products and services. New financing originations, which represent the amounts of financing provided by DFS to customers for equipment and related software and services, including third-party originations, were $856 million and $883 million for the third quarters of Fiscal 2013 and Fiscal 2012, respectively, and $2.7 billion for the first nine months of Fiscal 2013 and Fiscal 2012. At November 2, 2012, and February 3, 2012, our net financing receivables balances were $4.5 billion and $4.7 billion, respectively.

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

We have securitization programs to fund revolving loans and fixed-term leases and loans through consolidated special purpose entities ("SPEs"), which we account for as secured borrowings. We transfer certain U.S. customer financing receivables to these SPEs, whose purpose is to facilitate the funding of customer receivables through financing arrangements with multi-seller conduits that issue asset-backed debt securities in the capital markets. During the third quarters of Fiscal 2013 and Fiscal 2012, we transferred $550 million and $501 million to these SPEs, respectively, and during the first nine months of Fiscal 2013 and Fiscal 2012, we transferred $1.5 billion and $1.6 billion, respectively. Our risk of loss related to these securitized receivables is limited to the amount of our over-collateralization in the transferred pool of receivables. At November 2, 2012, and February 3, 2012, the structured financing debt related to all of our secured borrowing securitization programs was $1.4 billion and $1.3 billion, respectively, and the net carrying amount of the corresponding financing receivables was $1.6 billion and $1.5 billion, respectively.

We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the third quarters of Fiscal 2013 and Fiscal 2012, the principal charge-off rate for our total portfolio was 4.2% and 4.1%, respectively. For the first nine months of Fiscal 2013 and Fiscal 2012, the principal charge-off rate for our total portfolio was 4.1% and 4.7%, respectively. The credit quality mix of our financing receivables has improved in recent years due to our underwriting actions and as the mix of high-quality commercial accounts in our portfolio has increased. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. At November 2, 2012, and February 3, 2012, the allowance for financing receivable losses was $185 million and $202 million, respectively. In general, the loss rates on our financing receivables for the first nine months of Fiscal 2013 improved over the prior year.  We expect the loss rates in the coming quarters to stabilize with movements in these rates being primarily driven by seasonality and a continued shift in portfolio composition to lower risk commercial assets. We continue to monitor broader economic indicators and their potential impact on future loss performance.  We have an extensive process to manage our exposure to customer risk, including active management of credit lines and our collection activities.  We also sell selected fixed-term financing receivables to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.
See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information about our financing receivables and the associated allowance.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet financing arrangements.

LIQUIDITY, CAPITAL COMMITMENTS, AND CONTRACTUAL CASH OBLIGATIONS
Current Market Conditions
We regularly monitor economic conditions and associated impacts on the financial markets and our business. We consistently evaluate the financial health of our supplier base, carefully manage customer credit, diversify counterparty risk, and monitor the concentration risk of our cash and cash equivalents balances globally. We routinely monitor our financial exposure to both sovereign and non-sovereign borrowers and counterparties, particularly in Europe in recent quarters. At November 2, 2012, our gross exposures to our customers and investments in Portugal, Ireland, Italy, Greece, and Spain were individually and collectively immaterial.
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
We also use derivative instruments to hedge certain foreign currency exposures. We use forward contracts and purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions denominated in currencies other than the U.S. dollar.  In addition, we use forward contracts and purchased options to hedge monetary assets and liabilities denominated in a foreign currency.  See Note 7 of the Notes to the Condensed Consolidated Financial Statements under “Part I — Item 1 — Financial Statements” for more information about our use of derivative instruments.
See “Part I  — Item 1A  — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2012, for further discussion of risks associated with adverse global economic conditions and instability, our use of counterparties, and our ability to effectively hedge our exposure to fluctuations in foreign currency exchange rates.
Liquidity
Cash generated from operations is our primary source of operating liquidity. In general, we seek to deploy our capital in a systematically prioritized manner, focusing first on requirements for operations, then on growth investments, and finally on returns of cash to stockholders. Our strategy is to deploy capital from any potential source, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost effective manner. While cash generated from operations is our primary source of operating liquidity, we use a variety of capital sources to fund the growth in our financing receivables, fund our needs for less predictable strategic initiatives, and return capital to stockholders. We believe we have sufficient access to external sources of capital for these purposes, including through issuances of long-term debt, which is rated as investment grade by independent rating agencies, and utilization of our commercial paper program.

As of November 2, 2012, we had $14.2 billion in cash, cash equivalents, and investments, substantially all of which was held outside of the U.S. Demands on our domestic cash have increased as a result of our strategic initiatives, such as our acquisitions. We believe that internally generated cash flows, which consist of operating cash flows, are sufficient to support our day-to-day business operations, both domestically and internationally, for at least the next 12 months. For less foreseeable domestic investing and financing activities, we have access to our foreign cash balances as well as external sources of capital. We access our foreign cash balances in a tax efficient manner when appropriate.
The following table summarizes our cash, investments, and available borrowings as of November 2, 2012, and February 3, 2012:

	November 2, 2012	February 3, 2012
	(in millions)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$10,991	$13,852
Investments	3,189	4,370
Cash, cash equivalents, and investments	14,180	18,222
Unsecured revolving credit facilities	3,000	3,000
Total cash, cash equivalents, investments, and available borrowings	$17,180	$21,222

In addition, we have a currently effective shelf registration statement under which we may issue up to $3.5 billion of debt securities.
Our senior unsecured revolving credit facilities primarily support our $2.5 billion commercial paper program. Of the credit facilities, $1.0 billion will expire on April 2, 2013, and $2.0 billion will expire on April 15, 2015. No amounts were outstanding under our revolving credit facilities as of November 2, 2012, or February 3, 2012.
Of our $14.2 billion of cash, cash equivalents, and investments as of November 2, 2012, $11.0 billion is classified as cash and cash equivalents. Our cash equivalents primarily consist of money market funds and certificates of deposit. The remaining $3.2 billion of investments is primarily invested in fixed income securities of varying maturities at the date of acquisition. The fair value of our portfolio can be affected by interest rate movements, credit risk, and liquidity risks. The objective of our investment policy and strategy is to manage our total cash and investments balances to preserve principal and maintain liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and through the use of third-party investment managers.
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
The following table summarizes our outstanding debt as of November 2, 2012, and February 3, 2012:

	November 2, 2012	February 3, 2012
	(in millions)
Outstanding Debt
Senior notes and debentures	$5,992	$6,391
Structured financing debt	1,401	1,360
Commercial paper	1,639	1,500
Other	2	3
Total debt	$9,034	$9,254
During the nine months ended November 2, 2012, total debt decreased $220 million, due to a repayment of $400 million in maturing senior notes, partially offset by a net issuance of commercial paper. We have $1.1 billion in senior notes that will mature during the next twelve months. We expect to use a combination of cash from operations and our available borrowing resources to repay these maturing notes.
We also issue structured financing-related debt to fund our financing receivables as discussed under “Financing Receivables” above. Our securitization programs are structured to operate near their debt capacity. As of November 2, 2012, we had $1.4 billion in outstanding structured financing securitization debt. We balance the use of our securitization programs with working capital and other sources of liquidity to fund growth in our financing receivables. See Note 5 of the Notes to the Condensed Consolidated Financial Statements under “Part I — Item 1 — Financial Statements” for further discussion of our structured financing debt.
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

The following table contains a summary of our Condensed Consolidated Statements of Cash Flows for the nine months ended November 2, 2012, and October 28, 2011:

	Nine Months Ended
	November 2, 2012	October 28, 2011
	(in millions)
Net change in cash from:
Operating activities	$1,842	$3,690
Investing activities	(3,549)	(4,421)
Financing activities	(1,130)	119
Effect of exchange rate changes on cash and cash equivalents	(24)	(8)
Change in cash and cash equivalents	$(2,861)	$(620)
Operating Activities — Operating cash flows for the first nine months of Fiscal 2013 decreased $1.8 billion compared to the first nine months of Fiscal 2012. The decrease in operating cash flows from the first nine months of Fiscal 2012 was primarily driven by unfavorable changes in working capital as well as a decrease in net income.
Investing Activities — Investing activities primarily consist of the sales and purchases of investments, net of maturities, capital expenditures for property, plant, and equipment, and cash used to fund strategic acquisitions. Cash used in investing activities during the first nine months of Fiscal 2013 was $3.5 billion compared to $4.4 billion during the first nine months of Fiscal 2012. The overall decrease in cash used in investing activities for the first nine months of Fiscal 2013 was driven by an increase in cash from the net sale and maturity of investments, largely offset by higher spending on business acquisitions.
Financing Activities — Financing activities primarily consist of proceeds and repayments from borrowings and the repurchase of our common stock. Cash used by financing activities for the first nine months of Fiscal 2013 was $1.1 billion compared to cash provided by financing activities of $119 million for the first nine months of Fiscal 2012. The decrease in cash provided by financing activities for the first nine months of Fiscal 2013 was attributable to a decrease in net proceeds from debt, largely offset by a decrease in share repurchases during the first nine months of Fiscal 2013, compared to the same period in Fiscal 2012. During the first nine months of Fiscal 2012, net proceeds from the issuance of long-term debt were $1.5 billion. In comparison, during the first nine months of Fiscal 2013, we repaid $400 million in maturing senior notes. During the first nine months of Fiscal 2012, we repurchased approximately 142 million shares of common stock for $2.2 billion, compared to 46 million shares of common stock for $700 million during the first nine months of Fiscal 2013. In addition, we paid a $139 million dividend to our stockholders during the first nine months of Fiscal 2013. As of November 2, 2012, $5.3 billion remained authorized for future share repurchases.
Key Performance Metrics — Our cash conversion cycle for the third quarter of Fiscal 2013 improved from the third quarter of Fiscal 2012. Our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.
The following table presents the components of our cash conversion cycle for the three months ended November 2, 2012, and October 28, 2011:

	Three Months Ended
	November 2, 2012	October 28, 2011
Days of sales outstanding(a)	45	42
Days of supply in inventory(b)	11	11
Days in accounts payable(c)	(88)	(84)
Cash conversion cycle	(32)	(31)
 _____________________

(a)
Days of sales outstanding (“DSO”) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average net revenue per day for the current quarter (90 days). At November 2, 2012, and October 28, 2011, DSO and days of customer shipments not yet recognized were 41 and 4 days, and 39 and 3 days, respectively.

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

The one day improvement in our cash conversion cycle from the prior year quarter was driven by a four day improvement in DPO, the effects of which were largely offset by a three day increase in DSO. The four day improvement in DPO was attributable to the timing of payments in the third quarter of Fiscal 2013, while the three day increase in DSO was due to a shift in the mix of receivables towards customers with longer payment terms.
We defer the cost of revenue associated with customer shipments not yet recognized as revenue until these shipments are delivered. These deferred costs are included in our reported DSO because we believe this reporting results in a more accurate presentation of our DSO and cash conversion cycle. These deferred costs are recorded in other current assets in our Condensed Consolidated Statements of Financial Position and totaled $645 million and $544 million, at November 2, 2012, and October 28, 2011, respectively.
Capital Commitments
Share Repurchase Program — We have a share repurchase program that authorizes us to purchase shares of our common stock through a systematic program of open market purchases in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock to offset share-based compensation arrangements. We did not repurchase any shares of our common stock during the three months ended November 2, 2012, and as of that date, $5.3 billion remained authorized for future share repurchases.
Dividend Program — On June 12, 2012, we announced that our Board of Directors adopted a dividend policy under which we paid a quarterly dividend of $0.08 per share on October 22, 2012. The cash dividend policy and the declaration and payment of each quarterly cash dividend will be subject to the Board's continuing determination that the policy and the declaration of dividends thereunder are in the best interest of our stockholders and are in compliance with applicable law. The Board of Directors retains the power to modify, suspend, or cancel our dividend policy in any manner and at any time that it may deem necessary or appropriate in the future.
Capital Expenditures — We spent $121 million and $214 million during the third quarters of Fiscal 2013 and 2012, respectively, and $383 million and $510 million during the first nine months of Fiscal 2013 and 2012, respectively, on property, plant, and equipment primarily in connection with our global expansion efforts and infrastructure investments made to support future growth. Product demand, product mix, and the increased use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2013, which are primarily related to infrastructure investments and strategic initiatives, are currently expected to total approximately $500 million. These expenditures will be primarily funded from our cash flows from operating activities.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 2, 2012. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of November 2, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the third quarter of Fiscal 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DELL INC.

By:	/s/ Yvonne Mcgill
Yvonne Mcgill
Vice President, Corporate Finance and
Chief Accounting Officer
(On behalf of registrant and as principal accounting officer)

Date: December 3, 2012

INDEX TO EXHIBITS

Exhibit No.			Description of Exhibit
12.1†			Computation of ratio of earnings to fixed charges
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

101	.INS†	—	XBRL Instance Document
101	.SCH†	—	XBRL Taxonomy Extension Schema Document
101	.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed with this report.
††	Furnished with this report.