Form 10-K
period 2013-02-01
DELL INC
filed 2013-03-12
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2013
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
Registrant’s telephone number, including area code: 1-800-289-3355

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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Approximate aggregate market value of the registrant’s common stock held by non-affiliates as of August 3, 2012, based upon the last sale price reported for such date on the NASDAQ Global Select Market
$17.1 billion
Number of shares of common stock outstanding as of March 6, 2013	1,747,220,324

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's proxy statement relating to the annual meeting of stockholders in 2013. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

PART I
All percentage amounts and ratios were calculated using the underlying data in thousands. Unless otherwise noted, all references to time periods refer to our fiscal years. Our fiscal year is the 52 or 53 week period ending on the Friday nearest January 31. The fiscal years ended February 1, 2013 ("Fiscal 2013") and January 28, 2011 ("Fiscal 2011") were 52 week periods, while the fiscal year ended February 3, 2012 ("Fiscal 2012") was a 53 week period.
Unless the context indicates otherwise, references in this report to “we,” “us,” “our” and “Dell” mean Dell Inc. and our consolidated subsidiaries.

ITEM 1 — BUSINESS

General
Dell is a global information technology company that offers its customers a broad range of products and services. We are focused on providing end-to-end technology solutions to our customers.
Dell Inc. is a holding company that conducts its business worldwide through its subsidiaries. We were incorporated in the state of Delaware in 1984. Our global corporate headquarters is located in Round Rock, Texas. When we refer to our company and its business in this report, we are referring to the business and activities of our consolidated subsidiaries.

Merger Agreement

On February 5, 2013, Dell announced that it had signed a definitive agreement and plan of merger (the “merger agreement”) pursuant to which it will be acquired by Denali Holding Inc. (“Parent”), a Delaware corporation owned by Michael S. Dell, the Chairman, Chief Executive Officer and founder of Dell, and investment funds affiliated with Silver Lake Partners, a global private equity firm (“Silver Lake”). Following completion of the transaction, Mr. Dell will continue to lead Dell as Chairman and Chief Executive Officer and will maintain a significant equity investment in Dell by contributing his Dell shares to Parent and making a cash investment in Parent. Subject to the satisfaction or permitted waiver of closing conditions set forth in the merger agreement, the merger is expected to be consummated before the end of the second quarter of the fiscal year ending January 31, 2014.

At the effective time of the merger, each share of Dell's common stock issued and outstanding immediately before the effective time, other than certain excluded shares, will be converted into the right to receive $13.65 in cash, without interest (the “merger consideration”). Shares of common stock held by the Parent and its subsidiaries, shares held by Mr. Dell and certain of Mr. Dell's related parties (together with Mr. Dell, the “MD Investors”), and by Dell or any wholly-owned subsidiary of Dell will not be entitled to receive the merger consideration.

Dell's stockholders will be asked to vote on the adoption of the merger agreement and the merger at a special stockholders meeting that will be held on a date to be announced. The closing of the merger is subject to a non-waivable condition that the merger agreement be adopted by the affirmative vote of the holders of (1) at least a majority of all outstanding shares of common stock and (2) at least a majority of all outstanding shares of common stock held by stockholders other than Parent and its subsidiaries, the MD Investors, any other officers and directors of Dell or any other person having any equity interest in, or any right to acquire any equity interest in, Parent's merger subsidiary or any person of which the merger subsidiary is a direct or indirect subsidiary. Consummation of the merger is also subject to certain customary conditions. The merger agreement does not contain a financing condition.

The merger agreement places limitations on Dell's ability to engage in certain types of transactions without Parent's consent during the period between the signing of the merger agreement and the effective time of the merger. During this period, Dell may not repurchase shares of its common stock or declare dividends in excess of the quarterly rate of $0.08 per share authorized under its current dividend policy. In addition, with limited exceptions, Dell may not incur additional debt other than up to $1.8 billion under its existing commercial paper program, $2.0 billion under its revolving credit facilities, $1.5 billion under its structured financing debt facilities, and up to $25 million of additional indebtedness. Further, other than in transactions in the ordinary course of business or within specified dollar limits and certain other limited exceptions, Dell generally may not acquire other businesses, make investments in other persons, or sell, lease, or encumber its material assets.

Parent has obtained equity and debt financing commitments for the transactions contemplated by the merger agreement, the aggregate proceeds of which, together with the proceeds of a rollover investment of Dell shares in Parent by the MD Investors, an investment in subordinated securities and the available cash of Dell, will be sufficient for Parent to pay the aggregate merger consideration and all related fees and expenses. The commitment of financial institutions to provide debt financing for the transaction is subject to a number of customary conditions, including the execution and delivery by the borrowers and the guarantors of definitive documentation consistent with the debt commitment letter.

Pursuant to the terms of a “go-shop” provision in the merger agreement, during the period beginning on the date of the merger agreement and expiring after March 22, 2013, Dell and its subsidiaries and their respective representatives may initiate, solicit and encourage any alternative acquisition proposals from third parties, provide nonpublic information to such third parties and participate in discussions and negotiations with such third parties regarding alternative acquisition proposals. Under the terms and conditions set forth in the merger agreement, before the company stockholder approvals adopting the merger agreement, the Board of Directors may change its recommendation, including in order to approve, and may authorize Dell to enter into, an alternative acquisition proposal if the special committee of the Board of Directors that recommended approval of the merger has determined in good faith, after consultation with outside counsel and its financial advisors, that such alternative acquisition proposal would be more favorable to Dell's stockholders, taking into account all of the terms and conditions of such proposal (including, among other things, the financing, likelihood and timing of its consummation and any adjustments to the merger agreement).

The merger agreement contains certain termination rights for Dell and Parent. Among such rights, and subject to certain limitations, either Dell or Parent may terminate the merger agreement if the merger is not completed by November 5, 2013.

Additional information about the merger agreement is set forth in our current report on Form 8‑K filed with the SEC on February 6, 2013.

Business Strategy
Dell built its reputation as a leading technology provider through listening to customers and developing solutions that meet customer needs.  A few years ago, we initiated a broad transformation of the company to become an end-to-end technology solutions provider, and we remain committed to this transformation. We believe that changing our corporate structure to align with our product and services business units will allow us to better serve and demonstrate our solutions capabilities to our customers and execute our strategy. This change will correspond with how we intend to manage the performance of our product and services offerings. Accordingly, on January 10, 2013, we announced our intention to replace our current segment reporting structure described in the Operating Business Segments section below with the following product and services business units in the first quarter of Fiscal 2014:

•	End-User Computing Group (“EUC”)

•	Enterprise Solutions Group (“ESG”)

•	Dell Services

•	Dell Software Group
EUC will include notebooks, desktop PCs, thin client products, tablets, third-party software, and client-related peripherals. ESG will include servers, networking, storage, converged infrastructure offerings, and ESG-related peripherals. Dell Services will include a broad range of IT and business services, including support and deployment services, infrastructure, cloud, and security services, and applications and business process services. The Dell Software Group will include systems management, security, and information management. See the Product and Services section below for a more detailed discussion of our offerings.
Products and Services
We design, develop, manufacture, market, sell, and support a wide range of products and services.

•
Client - We offer a wide variety of client computing devices, including desktop PCs, notebooks, and tablets, designed with customer needs in mind. Our offerings balance performance, manageability, design, and security. In Fiscal 2013, we expanded our thin client offerings through the acquisition of Wyse Technologies, which has enabled us to develop features such as our cloud-based mobile computing offerings. In addition, we introduced a portfolio of Windows-8 touch-enabled tablets and convertibles. Our tablet and convertible solutions are designed to optimize efficiency, while reducing the total cost of ownership for commercial customers, including the use of such solutions in the workplace as part of the "Bring Your Own Device" trend. In addition, our client solutions provide uncompromised performance for the entertainment needs of our consumer customers.

•
Servers - Our servers are designed to offer customers affordable performance, reliability, and scalability. Our portfolio includes high performance rack, blade, tower, and hyperscale servers for enterprise customers and value tower servers for small organizations, networks, and remote offices. Our hyperscale servers are designed to maximize performance and operating efficiency in the most intense data environments. During Fiscal 2013, we enhanced our servers with features that deliver high performance and flexibility while maximizing energy efficiency. In addition, during the first quarter of Fiscal 2013, we introduced our 12th generation line of PowerEdge servers, which are designed for optimal performance.

•
Networking - Our networking solutions are designed to help companies simplify their IT environments. These products employ scalable technologies that help companies of all sizes build for the future. Our networking solutions are designed to lower data center operating costs and improve manageability in high performance computing environments.

•
Storage - We offer a comprehensive portfolio of advanced storage solutions, including storage area networks, network-attached storage, direct-attached storage, and various backup systems. Our storage offerings allow customers to grow capacity, add performance, and protect their data in a more economical manner. The flexibility and scalability offered by our storage systems help organizations optimize storage for diverse environments with varied requirements. During Fiscal 2013, we enhanced our storage offerings with a number of new options, including new hardware platforms for greater performance and capacity, new network-attached storage gateways, which provide unified storage solutions, synchronous replication, which offers real time data protection, and enterprise-class storage blade arrays for converged infrastructure offerings.

•
Third-party software and peripherals - In connection with the sale of our product offerings, we sell a wide range of peripherals, including monitors, printers, projectors, other client and enterprise peripherals, as well as third-party software products.

•
Services - Our services include a broad range of configurable IT and business services, including infrastructure technology, consulting and applications, and product-related support services.  We manage our services based on a customer engagement model, which groups our services with similar demand, economic, and delivery profiles into three categories of services: support and deployment services; infrastructure, cloud, and security services; and applications and business process services.  Within those categories, we offer a variety of services to our customers as part of an overall solution.

•
Support and Deployment Services - Support and deployment services are closely tied to the sale of our hardware offerings, as well as multivendor support services. These services include support and extended warranty services, enterprise installation, and configuration services.

•
Infrastructure, Cloud, and Security Services - Infrastructure, cloud, and security services may be performed under multi-year outsourcing arrangements, subscription services, or short-term consulting contracts. These services include infrastructure and security managed services, cloud computing, infrastructure consulting, and security consulting and threat intelligence. We are often responsible for defining the infrastructure technology strategies for our customers through the identification and delivery of new technology offerings and innovations that deliver value to our customers.

•
Applications and Business Process Services - Applications services include such services as application development and maintenance, application migration and management services, package implementation, testing and quality assurance functions, business intelligence and data warehouse solutions, and application consulting services. Business process services involve assuming responsibility for certain customer business functions, including back office administration, call center management, and other technical and administration services.

•
Software - Software is a critical component of enterprise solutions and end-user computing. Accordingly, in early Fiscal 2013, we announced the formation of our software group to expand our ability to execute in this strategic area. Our software offerings consist of system management, security software offerings, and information management. We believe our investments in this area will help support our ongoing strategic transformation to an end-to-end technology solutions provider.

For additional information about the above products and services, see “Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Revenue by Product and Services Categories.”

Operating Business Segments

Through Fiscal 2013, we managed our business in four global customer-centric operating segments: Large Enterprise, Public, Small and Medium Business, and Consumer. These operating segments consist of the following types of customers:

•
Large Enterprise - Our Large Enterprise customers include large global and national corporate businesses. We are focused on delivering innovative solutions and services to these customers through data center and cloud computing solutions. We believe that continuing our transformation to an end-to-end technology solutions provider will position us for long-term success in this market.

•
Public - Our Public customers include educational institutions, government, health care, and law enforcement agencies. These customers have a broad range of unique IT needs, and we strive to expand our leadership and address their urgent IT challenges through the delivery of technology solutions that help them achieve their mission.

•
Small and Medium Business ("SMB") - Our SMB segment is focused on helping small and medium-sized businesses get the most out of their technology by offering scalable products, services, and solutions. As cloud computing and workforce mobility become a routine part of a growing business's operations, server and storage virtualization facilitate achievement of the organization's IT goals. Through our mid-market design point focus, we continue to create and deliver SMB-specific solutions so customers worldwide can take advantage of these emerging technologies and grow their businesses.

•
Consumer - Our Consumer segment is focused on delivering what customers want from the total technology experience of entertainment, mobility, gaming, and design. We are designing new, innovative products and experiences with fast development cycles and competitive features and will continue our efforts to deliver high quality products and services to Consumer customers around the world.

We refer to our Large Enterprise, Public, and SMB segments as "Commercial." For financial information about the results of our reportable operating segments for each of the last three fiscal years, see “Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Segment Discussion” and Note 15 of the Notes to the Consolidated Financial Statements included in “Part II - Item 8 - Financial Statements and Supplementary Data.”

Financial Services

We offer or arrange various financing options and services for our Commercial and Consumer customers in the U.S. and Canada through Dell Financial Services ("DFS"). DFS offers a wide range of financial services, including originating, collecting, and servicing customer receivables primarily related to the purchase of Dell products. DFS offers private label credit financing programs to qualified Consumer and Commercial customers and offers leases and fixed-term financing primarily to Commercial customers. Financing through DFS is one of many sources of funding that our customers may select. For additional information about our financing arrangements, see “Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Dell Financial Services and Financing Receivables” and Note 4 of the Notes to the Consolidated Financial Statements included in “Part II -Item 8 - Financial Statements and Supplementary Data.”

During Fiscal 2012, we entered into a definitive agreement to acquire CIT Vendor Finance's Dell-related financing assets portfolio and sales and servicing functions in Europe for approximately $500 million. Subject to customary closing, regulatory, and other conditions, we expect to complete this transaction in Fiscal 2014. In connection with this transaction, we have filed an application for a bank license with The Central Bank of Ireland to facilitate ongoing financing offerings in Europe. CIT Vendor Finance is currently a Dell financing preferred vendor operating in more than 25 countries and will continue to support Dell for the transition period in Europe. CIT Vendor Finance will also continue to provide financing programs with Dell in select countries around the world after completion of this transaction.

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

To further our transformation to an end-to-end technology solutions provider, we have been increasing our investment in research and development activities that support our initiatives to grow our enterprise solutions, services, and software capabilities. We currently operate 17 global research and development centers, including the Dell Silicon Valley Research and Development Center. Our total research, development, and engineering expenses were $1.1 billion, $0.9 billion, and $0.7 billion for Fiscal 2013, Fiscal 2012, and Fiscal 2011, respectively. These increases reflect our focus in shifting our investments to research and development activities that support our initiatives to grow our enterprise solutions, services, and software offerings.

Manufacturing and Materials

Third parties manufacture the majority of the client products we sell under the Dell brand. We use contract manufacturers and manufacturing outsourcing relationships as part of our strategy to enhance our variable cost structure and to achieve our goals of generating cost efficiencies, delivering products faster, better serving our customers, and building a world-class supply chain. Our manufacturing facilities are located in Austin, Texas; Penang, Malaysia; Chengdu, China; Xiamen, China; Hortolândia, Brazil; Chennai, India; and Lodz, Poland. See “Part I - Item 2 - Properties” for information about our manufacturing and distribution locations.

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

We purchase materials, supplies, product components, and products from a large number of vendors. In some cases, where multiple sources of supply are not available, we rely on single-source vendors. In other cases, we may establish a working relationship with a single source or a limited number of sources of supply if we believe it is advantageous to do so due to performance, quality, support, delivery, capacity, or price considerations. We believe that any disruption that may occur because of our dependence on single- or limited-source vendors would not disproportionately disadvantage us relative to our competitors. See “Part I - Item 1A - Risk Factors” for information about the risks associated with our use of single- or limited-source suppliers.
Geographic Operations
Our global corporate headquarters is located in Round Rock, Texas. We have operations and conduct business in many countries located in the Americas, Europe, the Middle East, Asia and other geographic regions. To increase our global presence, we continue to focus on markets outside of the U.S., Western Europe, Canada, and Japan. Our continued expansion outside of the U.S. creates additional complexity in coordinating the design, development, procurement, manufacturing, distribution, and support of our increasingly complex product and service offerings. For additional information on our product and service offerings, see “Products and Services - Manufacturing and Materials” and “Part I - Item 2 - Properties.” For information about percentages of revenue we generated from our operations outside of the U.S. and other financial information for each of the last three fiscal years, see “Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” and Note 15 of the Notes to the Consolidated Financial Statements included in “Part II - Item 8 - Financial Statements and Supplementary Data."
Competition
We operate in an industry in which there are rapid technological advances in hardware, software, and service offerings and we face ongoing product and price competition in all areas of our business, including from both branded and generic competitors. We compete based on our ability to offer our customers competitive, scalable, and integrated solutions that provide the most current and desired product and services features. We believe that our strong relationships with our customers and our distribution channels, described below, allow us to respond to changing customer needs faster than many of our competitors.
Sales and Marketing
We sell our products and services directly to customers and through various other sales distribution channels, such as retailers, third-party solution providers, system integrators, and third-party resellers. Our customers include large global and national corporate businesses, public institutions that include government, education, and healthcare organizations, law enforcement agencies, small and medium-sized businesses, and consumers. No single customer accounted for more than 10% of our consolidated net revenue during any of the last three fiscal years.

Our sales efforts are organized around the evolving needs of our customers, and our marketing initiatives reflect this focus. We believe that our unified global sales and marketing team creates a sales organization that is more customer-focused, collaborative, and innovative. Our direct business model emphasizes direct communication with our customers, thereby allowing us to refine our products and marketing programs for specific customer groups. As part of our transformation to an end-to-end technology solutions provider, we have increased the number of sales specialists focused on enterprise solutions. We market our products and services to small and medium-sized businesses and consumers through various advertising media. Customers may offer suggestions for current and future Dell products, services, and operations on an interactive portion of our Internet website called Dell IdeaStorm. In order to react quickly to our customers' needs, we track our Net Promoter Score, a customer loyalty metric that is widely used across various industries. Increasingly, we also engage with customers through our social media communities on www.dell.com and in external social media channels.

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
Patents, Trademarks, and Licenses
At February 1, 2013, we held a worldwide portfolio of 4,120 patents and had an additional 2,291 patent applications pending. We also hold licenses to use numerous third-party patents. To replace expiring patents, we obtain new patents through our ongoing research and development activities. The inventions claimed in our patents and patent applications cover aspects of our current and possible future computer system products, manufacturing processes, and related technologies. Our product, business method, and manufacturing process patents may establish barriers to entry in many product lines. While we use our patented inventions and also license them to others, we are not substantially dependent on any single patent or group of related patents. We have entered into a variety of intellectual property licensing and cross-licensing agreements. We have also entered into various software licensing agreements with other companies. We anticipate that our worldwide patent portfolio will be of value in negotiating intellectual property rights with others in the industry.

We have obtained U.S. federal trademark registration for the DELL word mark and the Dell logo mark. We own registrations for 158 of our other trademarks in the U.S. At February 1, 2013, we had pending applications for registration of 39 other trademarks. We believe that establishment of the DELL word mark and logo mark in the U.S. is material to our operations. We have also applied for or obtained registration of the DELL word mark and several other marks in approximately 182 other countries.

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

Federal Communications Commission; the anti-trust regulatory activities of the U.S. Federal Trade Commission, the U.S. Department of Justice, and the European Union; the consumer protection laws and financial services regulations of the U.S. Federal Trade Commission and various state governmental agencies; the export regulatory activities of the U.S. Department of Commerce and the U.S. Department of Treasury; the import regulatory activities of U.S. Customs and Border Protection; the product safety regulatory activities of the U.S. Consumer Product Safety Commission and the U.S. Department of Transportation; the investor protection and capital markets regulatory activities of the U.S. Securities and Exchange Commission; the health information privacy and security requirements of the U.S. Department of Health and Human Services; and the environmental, employment and labor, and other regulatory activities of a variety of governmental authorities in each of the countries in which we conduct business. We were not assessed any material environmental fines, nor did we have any material environmental remediation or other environmental costs, during Fiscal 2013.

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

Iran Sanctions
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 added Section 13(r) to the Securities Exchange Act of 1934. Section 13(r) requires an issuer to disclose in its annual or quarterly reports filed with the SEC whether the issuer or any of its affiliates has knowingly engaged in certain activities, transactions or dealings relating to Iran or with designated natural persons or entities involved in terrorism or the proliferation of weapons of mass destruction.

We are disclosing the following information pursuant to Section 13(r) concerning activity by a UK affiliate of Quest Software, Inc. (“Quest Software”), which Dell acquired on September 27, 2012. The disclosure is regarding a maintenance services software renewal transaction with Melli Bank PLC valued at 106.13 British pounds (approximately $169.90 at the exchange rate for U.S. dollars on the renewal date) and marketing activity.

Quest Software specializes in business software. On September 10, 2012, prior to our acquisition of Quest Software, Quest Software (UK) Ltd., then a UK subsidiary of Quest Software, renewed two software maintenance licenses with Melli Bank PLC. The first license, for Quest Recovery Manager for Exchange software, had been in effect for seven years before the renewal, while the second license, for Spotlight on Messaging software, had been in effect for four years before the renewal. Recovery Manager for Exchange software enables users to search and retrieve message-level data and compare contents between different mailboxes. Spotlight on Messaging is a business software program that helps manage messaging and real-time communications and provides troubleshooting solutions. Marketing activity also occurred prior to and after the acquisition with respect to Quest customers generally, including Melli Bank PLC, but no transactions were concluded other than the license renewal transaction.

Melli Bank PLC is a wholly-owned subsidiary of Bank Melli in Iran. Melli Bank PLC is headquartered in London and is listed by the Treasury Department's Office of Foreign Assets Control as a Specially Designated National.

The profit on the license renewal transaction was no more than the annual renewal transaction value indicated above. Following our acquisition of Quest Software and our discovery of the renewal transaction, we terminated all software maintenance activity under the licenses. We will not engage in future activity under the licenses.

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

Available Information
The mailing address of our principal executive offices is One Dell Way, Round Rock, Texas 78682. Our telephone number is 1-800-289-3355.

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

Employees
At the end of Fiscal 2013, we had approximately 111,300 total employees (consisting of 108,800 regular employees and 2,500 temporary employees), compared to approximately 109,400 total employees (consisting of 106,700 regular employees and 2,700 temporary employees) at the end of Fiscal 2012. Approximately 40,500 of our regular employees at the end of Fiscal 2013 were located in the U.S., and approximately 68,300 regular employees were located in other countries.

Executive Officers of Dell
The following table sets forth the name, age, and position of each of the persons who were serving as our executive officers as of March 8, 2013:

Name	Age	Title
Michael S. Dell	48	Chairman and Chief Executive Officer
Jeffrey W. Clarke	50	Vice Chairman and President, End-User Computing Solutions & Operations
Stephen J. Felice	55	President, Chief Commercial Officer
Brian T. Gladden	48	Senior Vice President and Chief Financial Officer
Marius Haas	45	President, Enterprise Solutions
Steven H. Price	51	Senior Vice President, Human Resources
Karen H. Quintos	49	Senior Vice President, Chief Marketing Officer
John A. Swainson	58	President, Software
Lawrence P. Tu	58	Senior Vice President, General Counsel and Secretary
Suresh Vaswani	53	President, Services
Our executive officers are elected annually by, and serve at the pleasure of, our Board of Directors.
Set forth below is biographical information about each of our executive officers.

•
Michael S. Dell — Mr. Dell currently serves as Chairman of the Board of Directors and Chief Executive Officer. He has held the title of Chairman of the Board since he founded Dell in 1984. Mr. Dell also served as Chief

Executive Officer of Dell from 1984 until July 2004 and resumed that role in January 2007. He is an honorary member of the Foundation Board of the World Economic Forum and is an executive committee member of the International Business Council. In addition, he serves as the chairman of the Technology CEO Council and is a member of the U.S. Business Council and the Business Roundtable. He also serves on the governing board of the Indian School of Business in Hyderabad, India, and is a board member of Catalyst, Inc.

•
Jeffrey W. Clarke — Mr. Clarke serves as Vice Chairman and President, End User Computing Solutions & Operations. In this role, in which he has served since January 2009, he is responsible for global manufacturing, procurement, and supply chain activities worldwide, as well as the engineering, design and development of desktop PCs, notebooks, and workstations for customers ranging from consumers and small and medium-sized businesses to large corporate enterprises. From January 2003 until January 2009, Mr. Clarke served as Senior Vice President, Business Product Group. From November 2001 to January 2003, Mr. Clarke served as Vice President and General Manager, Relationship Product Group. In 1995, Mr. Clarke became the director of desktop development. Mr. Clarke joined Dell in 1987 as a quality engineer and has served in a variety of engineering and management roles. Mr. Clarke received a Bachelor's degree in Electrical Engineering from the University of Texas at San Antonio.

•
Stephen J. Felice — Mr. Felice was named President, Chief Commercial Officer in January 2012. From November 2009 until January 2012, he served as President, Consumer, Small and Medium Business. Mr. Felice leads the Dell organization that creates and delivers specific solutions and technology to Commercial customers globally and is responsible for Dell's portfolio of products, including desktop PCs, laptops, software and peripherals, as well as product design and sales. From January 2009 until November 2009, Mr. Felice served as President, Small and Medium Business, and from March 2007 until January 2009, as Senior Vice President and President, Asia Pacific-Japan, after having served as Vice President, Asia Pacific-Japan since August 2005. In those positions, Mr. Felice was responsible for Dell's operations throughout the APJ region, including sales and customer service centers in Penang, Malaysia, and Xiamen, China. From February 2002 until July 2005, Mr. Felice was Vice President, Corporate Business Group, Dell Americas. Mr. Felice joined Dell in February 1999 and has held various executive roles in our sales and consulting services organizations. Prior to joining Dell, Mr. Felice served as Chief Executive Officer and President of DecisionOne Corp. Mr. Felice also served as Vice President, Planning and Development, with Bell Atlantic Customer Services, and spent five years with Shell Oil in Houston. Mr. Felice holds a Bachelor's degree in Business Administration from the University of Iowa and a Master of Business Administration degree from the University of Houston.

•
Brian T. Gladden — Mr. Gladden serves as Senior Vice President and Chief Financial Officer (“CFO”). In this role, in which he has served since June of 2008, he is responsible for all aspects of Dell's finance functions, including accounting, financial planning and analysis, tax, treasury, corporate development and strategy, and investor relations. He is also responsible for Dell's information technology and global security and facilities functions.  Prior to joining Dell, Mr. Gladden was President and CEO of SABIC Innovative Plastics Holding BV from August 2007 through May 2008. Prior to this role, Mr. Gladden spent nearly 20 years with General Electric Company (“GE”) in a variety of financial and management leadership roles.  He is a member of the University of Texas McCombs School of Business Advisory Council. Mr. Gladden earned a Bachelor of Science degree in Business Administration and Finance from Millersville University in Millersville, Pennsylvania.

•
Marius Haas  — Marius Haas joined Dell in August 2012 and serves as President, Enterprise Solutions. In this role, he is responsible for worldwide engineering, design, development, and marketing of Dell enterprise solutions, which include servers, networking, and storage systems. From 2011 until August 2012, Mr. Haas served with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), a global private equity firm, where he was responsible for identifying and pursuing new investments, particularly in the technology sector, while also supporting existing portfolio companies with operational expertise. Prior to 2011, Mr. Haas was Senior Vice President and Worldwide General Manager of the Hewlett-Packard (“HP”) Networking Division from 2008 to 2011, and also served as Senior Vice President of Strategy and Corporate Development from 2003 to 2008. During his tenure at HP, Mr. Haas led initiatives to improve efficiency and drive growth, including the execution and integration of all acquisitions, and also managed the company's strategic planning process, new business incubation and strategic alliances. Earlier in his career, Mr. Haas held a wide range of senior operations roles at Compaq and Intel Corporation. He also served as a member of the McKinsey & Company CSO Council, the Ernst & Young Corporate Development Leadership Network, and as a board member of the Association of Strategic Alliance Professionals. Mr. Haas holds a Bachelor's degree from Georgetown University and a Master's degree in International Management from the American Graduate School of Integration Management (Thunderbird) in Glendale, Arizona.

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

•
Karen H. Quintos — Karen Quintos is Senior Vice President and Chief Marketing Officer (“CMO”) for Dell, where she leads marketing for Dell's global commercial business. She is also responsible for Dell's brand strategy, global communications, social media, corporate responsibility, customer insights, marketing talent development, and agency management. Ms. Quintos is also the executive sponsor of the largest employee resource group at Dell, Women in Search of Excellence. Before becoming CMO in September 2010, Ms. Quintos served as Vice President of Dell's global Public business, from January 2008 to September 2010, and was responsible for driving global marketing strategies, product and pricing programs, communications, and channel plans. She has also held various executive roles in SMB marketing and Dell's Services and Supply Chain Management teams since joining Dell in 2000.  She came to Dell from Citigroup, where she served as Vice President of Global Operations and Technology. She also spent 12 years with Merck & Co., where she held a variety of roles in marketing, planning, operations, and supply chain management. Ms. Quintos holds a Master's degree in Marketing and International Business from New York University and a Bachelor of Science degree in Supply Chain Management from The Pennsylvania State University State College. She has served on multiple boards of directors and currently serves on the Ad Council, the Susan G. Komen for the Cure, and the Penn State's Smeal Business School.

•
John A. Swainson — Mr. Swainson joined Dell in February 2012. He currently serves as President of Dell's newly formed Software Group. Immediately prior to joining Dell, Mr. Swainson was a Senior Advisor to Silver Lake Partners, a global private equity firm, from May 2010 to February 2012.  From February 2005 until December 2009, Mr. Swainson served as Chief Executive Officer and Director of CA, Inc., an enterprise software company.  Prior to joining CA, Inc. Mr. Swainson worked for IBM for over 26 years, where he held various management positions in the U.S. and Canada, including seven years in the role of General Manager of the Application Integration Middleware Division.  Mr. Swainson holds a Bachelor's degree in Engineering from the University of British Colombia, Canada.  He currently serves on the board of directors of Visa Inc. Mr. Swainson also served on the boards of directors of Cadence Design Systems, Inc., from February 2006 to May 2012, Assurant Inc., from May 2010 to May 2012, and Broadcom Corporation, from August 2010 to May 2012.

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

•
Suresh C. Vaswani — Suresh Vaswani joined Dell in April 2011, and was named President of Services, the global IT services and business solutions unit of Dell, in December 2012. In this role, he is responsible for developing and delivering end-to-end IT services and business solutions for various customers. From April 2011 to December 2012, Mr. Vaswani led the global Applications & Business Process Outsourcing services business for Dell Services. He also served as chairman for Dell India. In this role, Mr. Vaswani was responsible for building next-generation solutions, providing strategic leadership to grow and expand Dell's presence and position in the region, and enhancing Dell's capabilities in India with regard to IT services, delivery, manufacturing, and operations. Prior to joining Dell, Mr. Vaswani was joint-CEO of Wipro Limited's IT business and a member of the board of directors of that company. Mr. Vaswani holds an Engineering degree from the Indian Institute of Technology, Kharagpur and a degree in Business Administration from the Indian Institute of Management, Ahmedabad.

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

•
    If our proposed merger does not close, our operations after any termination of the merger agreement may suffer from the effects of business uncertainties resulting from announcement of the transaction, contractual restrictions on our activities during the period in which we are subject to the merger agreement, and costs associated with the proposed transaction.

Uncertainty about the effect of the proposed merger on our employees, customers, and other parties may have an adverse effect on our business. Such uncertainty may impair our ability to attract, retain, and motivate key personnel, including our executive leadership, and could cause customers, suppliers, financial counterparties, and others to seek to change existing business relationships with us.

The merger agreement restricts us, without the consent of the other merger parties, from making certain acquisitions and investments, from accessing the debt and capital markets, and from taking other specified actions until the proposed merger occurs or the merger agreement terminates. The restrictions may prevent us from pursuing otherwise attractive business opportunities and taking other actions with respect to our business that we may consider advantageous.

Our costs of accessing funds in the debt and capital markets may continue for some period to be higher than before execution of the merger agreement as a result of the downgrading of our credit rating that occurred after announcement of the transaction.

We have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed merger. Many of the fees and costs will be payable by us even if the merger is not completed.

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

In addition to competitive factors we face as a result of the current state of our business and our industry, we confront other competitive challenges as our business and industry continue to grow and evolve. As the industry continues to expand globally, we may see new and increased competition in different geographic regions. Moreover, the generally low barriers to entry in our business increase the potential for challenges from new industry competitors. We may also see increased competition from new types of products as the options for mobile and cloud computing solutions increase. Further, as our industry evolves and our company grows, companies with which we have strategic alliances may become competitors in other product areas or our current competitors may enter into new strategic relationships with new or existing competitors, all of which may further increase the competitive pressures we face.

•
Our reliance on vendors for products and components, many of whom are single-source or limited-source suppliers, could harm our business by adversely affecting product availability, delivery, reliability, and cost.

We maintain several single-source or limited-source supplier relationships, including our relationships with third-party software providers, either because multiple sources are not readily available or because the relationships are advantageous to us due to performance, quality, support, delivery, capacity, or price considerations. If the supply of a critical single- or limited-source product or component is delayed or curtailed, we may not be able to ship the related product in desired quantities or configurations, or in a timely manner. In addition, we may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete, defective, or incompatible with future versions of our products or is not adequately maintained or updated. Even where multiple sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could harm our operating results.

We obtain many of our products and all of our components from third-party vendors, many of which are located outside of the U.S. In addition, significant portions of the products we sell are now assembled by contract manufacturers, primarily in various locations in Asia. A significant concentration of this outsourced manufacturing is currently performed by only a few of our contract manufacturers, often in single locations. We sell components to these contract manufacturers and generate large non-trade accounts receivables, an arrangement that would present a risk of uncollectibility if the financial condition of a contract manufacturer should deteriorate.

While these relationships generate cost efficiencies, they reduce our direct control over production. Our increasing reliance on these vendors subjects us to a greater risk of shortages and reduced control over delivery schedules of components and products, as well as a greater risk of increases in product and component costs. Because we maintain minimal levels of component and product inventories, a disruption in component or product availability could harm our financial performance and our ability to satisfy customer needs. In addition, defective parts and products from these vendors could reduce product reliability and harm our reputation.

•	If we fail to achieve favorable pricing from our vendors, our profitability could be adversely affected.

Our profitability is affected by our ability to achieve favorable pricing from our vendors and contract manufacturers, including through negotiations for vendor rebates, marketing funds, and other vendor funding received in the normal course of business. Because these supplier negotiations are continuous and reflect the ongoing competitive environment, the variability in timing and amount of incremental vendor discounts and rebates can affect our profitability. These vendor programs may change periodically, potentially resulting in adverse profitability trends if we cannot adjust pricing or variable costs. Our inability to establish a cost and product advantage, or determine alternative means to deliver value to our customers, may adversely affect our revenue and profitability.

•	Adverse global economic conditions and instability in financial markets may harm our business and result in reduced net revenue and profitability.

As a global company with customers in virtually every business and industry, our performance depends significantly on global economic conditions. Adverse economic conditions, including in many countries in Europe, where we derived a significant portion of our consolidated net revenue for Fiscal 2013, may negatively affect customer demand for our products and services. Such economic conditions could result in postponed or decreased spending amid customer concerns over unemployment, reduced asset values, volatile energy costs, geopolitical issues, the availability and cost of credit, and the stability and solvency of financial institutions, financial markets, businesses, local and state governments, and sovereign nations. Weak global economic conditions also could harm our business by contributing to potential product shortages or delays, insolvency of key suppliers, potential customer and counterparty insolvencies, and increased challenges in conducting our treasury operations. All of these possible effects of weak global economic conditions could negatively impact our net revenue and profitability.

•	We may not successfully execute our growth strategy if we fail to manage effectively the change involved in implementing our strategic initiatives.

Our growth strategy involves reaching more customers through new distribution channels, expanding our relationships with resellers, and augmenting select areas of our business through targeted acquisitions and other commercial arrangements. As we reach more customers through new distribution channels and expanded reseller relationships, we may fail to manage in an effective manner the increasingly difficult tasks of inventory management and demand forecasting. Our ability to accomplish the goals of our growth strategy depends on our success in transitioning our sales capabilities in accordance with our strategy, adding to the breadth of our solutions capabilities through selective acquisitions of other businesses, and managing the effects of these strategic initiatives. If we are unable to meet these challenges, our results of operations could be unfavorably affected.

•	We may not successfully implement our acquisition strategy.

We acquire companies as a part of our growth strategy. These acquisitions may involve significant new risks and uncertainties that could adversely affect our profitability or operations, including distraction of management attention from a focus on our current business operations, increased debt, insufficient new revenue to offset expenses, inadequate return of capital, integration challenges, inability to retain employees of acquired businesses, new regulatory requirements, and liabilities and other exposures not discovered in our due diligence process. Further, our acquisitions may negatively impact our relationships with strategic partners if these acquisitions are seen as bringing us into competition with such partners. In addition, if we make changes in our business strategy or if external conditions adversely affect our business operations, we may be required to record an impairment charge to goodwill or intangible assets. Our business could also be adversely impacted if recently or future acquired businesses perform worse than expected or if we do not realize expected operating efficiencies or integration benefits in a timely manner or at all.

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

Continuing improvements in technology result in frequent new solutions, product, and services introductions, short product life cycles, and improvements in product performance characteristics. If we cannot manage in an effective manner the transition to new solutions offerings and these offerings' new products and services, customer demand for our solutions, products, and services could diminish and our profitability could suffer. We are increasingly sourcing new products and transitioning existing products through our contract manufacturers and manufacturing outsourcing relationships in order to generate cost efficiencies, deliver products faster, and better serve our customers. The success of product transitions depends on a number of factors that include the availability of sufficient quantities of components at attractive costs. In addition, product transitions present execution challenges and risks, including the risk that new or upgraded products may have quality issues or other defects.

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

Sales outside the U.S. accounted for approximately 50% of our consolidated net revenue for Fiscal 2013. Our future growth rates and success are substantially dependent on the continued growth of our business outside the U.S. Our international operations face many risks and uncertainties, including varied local economic and labor conditions, political instability, changes in the U.S. and international regulatory environments, trade protection measures, tax laws (including U.S. taxes on foreign operations), copyright levies, and foreign currency exchange rates. Any of these factors could adversely affect our operations and profitability.

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

In recent years, we have been increasingly dependent on access to debt and capital sources to provide financing for our customers and to obtain funds in the U.S. for general corporate purposes, including working capital, acquisitions, capital expenditures, funding of customer receivables, and share repurchases. In addition, we have customer financing relationships with some companies that rely on access to the debt and capital markets to meet significant funding needs. Any inability of these companies to access such markets could compel us to self-fund transactions with them or forgo customer financing opportunities, potentially harming our financial performance. The debt and capital markets may experience extreme volatility and disruption from time to time in the future, which could result in higher credit spreads in such markets and higher funding costs for us. Deterioration in our business performance, a credit rating downgrade, volatility in the securitization markets, changes in financial services regulation, or adverse changes in the economy could lead to reductions in debt availability.  In addition, these events could also limit our ability to continue asset securitizations or other forms of financing from debt or capital sources, reduce the amount of financing receivables that we originate, or negatively affect the costs or terms on which we may be able to obtain capital, either in transactions permitted under the merger agreement or otherwise if our proposed merger does not close. Any of these developments could unfavorably affect our net revenue, profitability, and cash flows.

•	Weak economic conditions and additional regulation could harm our financial services activities.

Our financial services activities are negatively affected by an adverse economic environment through related loan delinquencies and defaults. Although loan delinquencies and defaults have improved from higher levels in recent periods, an increase in defaults would result in greater net credit losses, which may require us to increase our reserves for customer receivables in the future. In addition, the implementation of new financial services regulation, or the application of existing financial services regulation in new countries where we expand our financial services activities and related supporting activities, including those related to the banking entity we are establishing in Ireland, could unfavorably impact the profitability and cash flows of our consumer financing activities.

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

Many of our services contracts allow customers to take actions that may adversely affect our revenue and profitability. These actions include terminating a contract if our performance does not meet specified service levels, looking to a benchmarker's opinion of market rates in order to request a rate reduction or contract termination from us, reducing their use of our services, or terminating a contract early upon payment of agreed fees. In addition, we estimate our costs to deliver the services at the outset of the contract. If we fail to estimate accurately, our actual costs may significantly exceed our estimates, even for a time and materials contract, and we may incur losses on the services contracts.

•	Loss of government contracts could harm our business.

Contracts with the U.S. federal, state, and local governments and foreign governments are subject to future funding that may affect the extension or termination of programs and are subject to the right of governments to terminate for convenience or non-appropriation. There is pressure for governments, both domestically and internationally, to reduce spending. Funding reductions or delays could adversely impact public sector demand for our products and services. In addition, if we violate legal or regulatory requirements, the applicable government could suspend or disbar us as a contractor, which would unfavorably affect our net revenue and profitability.

•
Our business could suffer if we do not develop and protect our own intellectual property or do not obtain or protect licenses to intellectual property developed by others on commercially reasonable and competitive terms.

If we or our suppliers are unable to develop or protect desirable technology or technology licenses, we may be prevented from marketing products, could be forced to market products without desirable features, or could incur substantial costs to redesign products, defend or enforce legal actions, or pay damages if we are found to have violated others' intellectual property. Although our suppliers might be contractually obligated to obtain or protect such licenses and indemnify us against related expenses, those suppliers could be unable to meet their obligations. Similarly, we invest in research and development and obtain additional intellectual property through acquisitions, but these activities do not guarantee that we will develop or obtain intellectual property necessary for profitable operations. Costs involved in developing and protecting rights in intellectual property may have a negative impact on our business. In addition, our operating costs could increase because of copyright levies or similar fees by rights holders and collection agencies in European and other countries.

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

•
We could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm, and other serious negative consequences if we sustain cyber attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our customers or other third parties.

We manage and store various proprietary information and sensitive or confidential data relating to our operations. In addition, our outsourcing services and cloud computing businesses routinely process, store, and transmit large amounts of data for our customers, including sensitive and personally identifiable information. We may be subject to breaches of the information technology systems we use for these purposes. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the system.

The costs to us to eliminate or address the foregoing security problems and security vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential customers that may impede our sales, manufacturing, distribution, or other critical functions. We could lose existing or potential customers for outsourcing services or other information technology solutions in connection with any actual or perceived security vulnerabilities in our products. In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or other third parties, could expose us, our customers, or other third parties affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business. Further, we rely in certain limited capacities on third-party data management providers whose possible security problems and security vulnerabilities may have similar effects on us.

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

•
The expiration of tax holidays or favorable tax rate structures, unfavorable outcomes in tax audits and other tax compliance matters, or adverse legislative or regulatory tax changes could result in an increase in our future current tax expense or our effective income tax rate.

Portions of our operations are subject to a reduced tax rate or are free of tax under various tax holidays that expire in whole or in part from time to time. Many of these holidays may be extended when certain conditions are met, or terminated if certain conditions are not met. If the tax holidays are not extended, or if we fail to satisfy the conditions of the reduced tax rate, then our effective tax rate would increase in the future. Our effective tax rate could also increase if our geographic sales mix changes. In addition, any actions by us to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes may impact our effective tax rate.

The application of tax laws to our operations and past transactions involves some inherent uncertainty. We are continually under audit in various tax jurisdictions. Although we believe our tax positions are appropriate, we may not be successful in resolving potential tax claims that arise from these audits. An unfavorable outcome in certain of these matters could result in a substantial increase to our tax expense. In addition, our provision for income taxes could be impacted by changes in the valuation of deferred tax assets.

In addition, changes in tax laws (including laws relating to U.S. taxes on foreign operations) could adversely affect our operations and profitability. In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of tax laws applicable to us and companies similar to us. Additional changes to the tax laws are likely to continue to occur, and such changes may adversely affect our tax liability.

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

We are involved in various claims, suits, investigations, and legal proceedings that arise from time to time in the ordinary course of our business, and in connection with our proposed merger, including those described elsewhere in this report. Additional legal claims or regulatory matters may arise in the future and could involve stockholder, consumer, government regulatory and compliance, intellectual property, antitrust, tax, and other issues on a global basis. Litigation is inherently unpredictable. Regardless of the merits of the claims, litigation may be both time-consuming and disruptive to our business. We could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period. In addition, our business, operating results, and financial condition could be adversely affected if any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions.

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

•	Compliance requirements of current or future environmental and safety laws, or other regulatory laws, may increase our costs, expose us to potential liability, and otherwise harm our business.

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

In addition, we are subject to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act intended to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo or adjoining countries. We are incurring costs to comply with the new disclosure requirements of this law and may realize other costs relating to the sourcing and availability of minerals used in our products. Further, since our supply chain is complex, we may face reputational harm if our customers or other stakeholders conclude that we are unable to verify sufficiently the origins of the minerals used in the products we sell.

•	Armed hostilities, terrorism, natural disasters, or public health issues could harm our business.

Armed hostilities, terrorism, natural disasters, or public health issues, whether in the U.S. or abroad, could cause damage or disruption to us, our suppliers, or our customers, or could create political or economic instability, any of which could harm our business. For example, the earthquake and tsunami in Japan and severe flooding in Thailand which occurred during Fiscal 2012 caused damage to infrastructure and factories that disrupted the supply chain for a variety of components used in our products.  Any such future events could cause a decrease in demand for our products, could make it difficult or impossible for us to deliver products or for our suppliers to deliver components, and could create delays and inefficiencies in our supply chain.

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
At February 1, 2013, we owned or leased a total of approximately 20.0 million square feet of office, manufacturing, and warehouse space worldwide, approximately 8.5 million square feet of which is located in the U.S. We owned approximately 49% of this space and leased the remaining 51%. Included in these amounts are approximately 0.8 million square feet that is either vacant or sublet.
Our principal executive offices, including global headquarters, are located at One Dell Way, Round Rock, Texas. Our business centers, which include facilities that contain operations for sales, technical support, administrative, and support functions, occupy 13.9 million square feet of space, of which we own 45%. Our manufacturing operations occupy 2.8 million square feet of manufacturing space, of which we own 79%. In addition, our research and development centers are housed in 2.5 million square feet of space, of which we own 38%.
During Fiscal 2013, we continued construction of a business center in Coimbatore, India. We expect to open this facility in early Fiscal 2014. We believe that our existing properties are suitable and adequate for our current needs and that we can readily meet our requirements for additional space at competitive rates by extending expiring leases or by finding alternative space.
As discussed in “Part I — Item 1 — Business,” through Fiscal 2013, we managed our business in four global customer-centric operating segments: Large Enterprise, Public, Small and Medium Business, and Consumer. Because of the interrelation of the products and services offered in each of these segments, we do not designate our properties to any segment. All four segments use substantially all of the properties at least in part, and we retain the flexibility to make future use of each of the properties available to each of the segments.

ITEM 3 — LEGAL PROCEEDINGS
The information required by this Item 3 is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 10 of the Notes to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
Our common stock is listed on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC under the symbol DELL. Information regarding the high and low sales prices per share of our common stock for Fiscal 2013 and Fiscal 2012, as reported by the NASDAQ Global Select Market, is set forth below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year ended February 1, 2013:
High	$18.36	$15.92	$12.77	$14.17
Low	$15.77	$11.39	$9.11	$8.69

Fiscal year ended February 3, 2012:
High	$15.98	$17.60	$16.65	$17.88
Low	$12.99	$15.34	$13.29	$14.15
Dividends
On June 12, 2012, we announced that our Board of Directors adopted a dividend policy under which we paid quarterly cash dividends of $0.08 per share in the third and fourth quarters of Fiscal 2013. We intend to continue to pay quarterly dividends subject to the Board's continuing determination that the policy and the declaration of dividends thereunder are in the best interest of our stockholders and are in compliance with applicable law. The Board of Directors retains the power to modify, suspend, or cancel our dividend policy in any manner and at any time that it may deem necessary or appropriate in the future. Under the merger agreement described in “Part I - Business - Merger Agreement,” we may not pay dividends with a quarterly rate greater than the rate of $0.08 per share authorized under our current dividend policy.

Holders
At March 6, 2013, there were 26,526 holders of record of Dell common stock.

Stock Performance Graph
The following graph compares the cumulative total return on Dell's common stock during the last five fiscal years with the S&P 500 Index and the S&P Information Technology Index during the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in Dell common stock or the indices on February 1, 2008, and assumes the reinvestment of all dividends. The graph depicts the change in the value of our common stock relative to the indices at the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
$160
$140
$120
$100
$80
$60
$40
$20
$0
2008
2009
2010
2011
2012
2013
Dell Inc.
S&P 500
S&P Information Technology

	2008	2009	2010	2011	2012	2013
Dell Inc.	$100.00	$46.68	$63.39	$64.62	$86.78	$68.05
S&P 500	$100.00	$61.37	$81.71	$99.84	$104.05	$121.51
S&P Information Technology	$100.00	$63.00	$96.23	$120.69	$127.63	$138.01

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

	Fiscal Year Ended
	February 1, 2013	February 3, 2012 (a)	January 28, 2011	January 29, 2010	January 30, 2009
	(in millions, except per share data)
Results of Operations:
Net revenue	$56,940	$62,071	$61,494	$52,902	$61,101
Gross margin	$12,186	$13,811	$11,396	$9,261	$10,957
Operating income	$3,012	$4,431	$3,433	$2,172	$3,190
Income before income taxes	$2,841	$4,240	$3,350	$2,024	$3,324
Net income	$2,372	$3,492	$2,635	$1,433	$2,478
Earnings per share:
Basic	$1.36	$1.90	$1.36	$0.73	$1.25
Diluted	$1.35	$1.88	$1.35	$0.73	$1.25
Cash dividends declared per common share	$0.16	$—	$—	$—	$—
Number of weighted-average shares outstanding:
Basic	1,745	1,838	1,944	1,954	1,980
Diluted	1,755	1,853	1,955	1,962	1,986

Cash Flow & Balance Sheet Data:
Net cash provided by operating activities	$3,283	$5,527	$3,969	$3,906	$1,894
Cash, cash equivalents and investments	$15,342	$18,222	$15,069	$11,789	$9,546
Total assets	$47,540	$44,533	$38,599	$33,652	$26,500
Short-term borrowings	$3,843	$2,867	$851	$663	$113
Long-term debt	$5,242	$6,387	$5,146	$3,417	$1,898
Total stockholders’ equity	$10,701	$8,917	$7,766	$5,641	$4,271
____________________

(a)	The fiscal year ended February 3, 2012 included 53 weeks.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All percentage amounts and ratios presented in this management's discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal periods. Our fiscal year is the 52 or 53 week period ending on the Friday nearest January 31. The fiscal years ended February 1, 2013 ("Fiscal 2013") and January 28, 2011 ("Fiscal 2011") were 52 week periods, while the fiscal year ended February 3, 2012 ("Fiscal 2012") was a 53 week period. Unless the context indicates otherwise, references in this management’s discussion and analysis to “we,” “us,” “our” and “Dell” mean Dell Inc. and our consolidated subsidiaries. This section should be read in conjunction with “Part II — Item 8 — Financial Statements and Supplementary Data.”

INTRODUCTION
We are a leading global information technology company that offers our customers a broad range of products and services. We built our reputation through listening to customers and developing solutions that meet their needs. A few years ago, we initiated a broad transformation of the company to become an end-to-end technology solutions provider, and we continue to remain focused on this strategy. A key component of this transformation is to continue shifting our portfolio to products and services that provide higher-value and recurring revenue streams over time. As part of this strategy, we emphasize expansion of our enterprise solutions, which include servers, networking, and storage, as well as our services and software capabilities. We believe the most attractive areas for profitable growth in this business include data center and information management, cloud computing, and software. Our client offerings also continue to be an important element of our strategic transformation to an end-to-end technology solutions provider. We believe the strategic and profitable expansion of our client offerings is critical to our long-term success.

To complement this strategy, since the beginning of Fiscal 2012, we have acquired more than twelve businesses whose offerings we can leverage with our global customer base and distribution. These acquisitions have extended our core capabilities in a variety of enterprise offerings, including storage, networking, virtualized server, data center, and desktop solutions, and software-as-a-service application integration, as well as enabled expansion of our customer financing activities. We completed nine of these acquisitions in Fiscal 2013, including our acquisitions of SonicWALL, Wyse Technology, and Quest Software. For further discussion regarding our acquisitions, see Note 7 of the Notes to the Consolidated Financial Statements included in “Part II - Item 8 - Financial Statements and Supplementary Data.”

We believe that changing our corporate structure to align with our product and services business units will allow us to better serve and demonstrate our solutions capabilities to our customers and execute our strategy. This change will correspond with how we intend to manage the performance of our product and services offerings. Accordingly, on January 10, 2013, we announced our intention to replace our current segment reporting structure with the following product and services business units in the first quarter of Fiscal 2014:

•	End-User Computing Group (“EUC”)

•	Enterprise Solutions Group (“ESG”)

•	Dell Services

•	Dell Software Group

Through Fiscal 2013, we continued to manage our business in four global customer-centric operating segments: Large Enterprise, Public, Small and Medium Business ("SMB"), and Consumer. We also refer to our Large Enterprise, Public, and SMB segments as “Commercial.” For further discussion regarding our segments, see Note 15 of the Notes to the Consolidated Financial Statements included in “Part II - Item 8 - Financial Statements and Supplementary Data.”

Merger Agreement

On February 5, 2013, Dell announced that it had signed a definitive agreement and plan of merger (the “merger agreement”) pursuant to which it will be acquired by Denali Holding Inc. (“Parent”), a Delaware corporation owned by Michael S. Dell, the Chairman, Chief Executive Officer and founder of Dell, and investment funds affiliated with Silver Lake Partners, a global private equity firm (“Silver Lake”). Following completion of the transaction, Mr. Dell will continue to lead Dell as Chairman and Chief Executive Officer and will maintain a significant equity investment in Dell by contributing his Dell shares to Parent and making a cash investment in Parent. Subject to the satisfaction or permitted waiver of closing conditions set forth in the merger agreement, the merger is expected to be consummated before the end of the second quarter of the fiscal year ending January 31, 2014.

At the effective time of the merger, each share of Dell's common stock issued and outstanding immediately before the effective time, other than certain excluded shares, will be converted into the right to receive $13.65 in cash, without interest (the “merger consideration”). Shares of common stock held by the Parent and its subsidiaries, shares held by Mr. Dell and certain of Mr. Dell's related parties (together with Mr. Dell, the “MD Investors”), and by Dell or any wholly-owned subsidiary of Dell will not be entitled to receive the merger consideration.

Dell's stockholders will be asked to vote on the adoption of the merger agreement and the merger at a special stockholders meeting that will be held on a date to be announced. The closing of the merger is subject to a non-waivable condition that the merger agreement be adopted by the affirmative vote of the holders of (1) at least a majority of all outstanding shares of common stock and (2) at least a majority of all outstanding shares of common stock held by stockholders other than Parent and its subsidiaries, the MD Investors, any other officers and directors of Dell or any other person having any equity interest in, or any right to acquire any equity interest in, Parent's merger subsidiary or any person of which the merger subsidiary is a direct or indirect subsidiary. Consummation of the merger is also subject to certain customary conditions. The merger agreement does not contain a financing condition.

The merger agreement places limitations on Dell's ability to engage in certain types of transactions without Parent's consent during the period between the signing of the merger agreement and the effective time of the merger. During this period, Dell may not repurchase shares of its common stock or declare dividends in excess of the quarterly rate of $0.08 per share authorized under its current dividend policy. In addition, with limited exceptions, Dell may not incur additional debt other than up to $1.8 billion under its existing commercial paper program, $2.0 billion under its revolving credit facilities, $1.5 billion under its structured financing debt facilities, and up to $25 million of additional indebtedness. Further, other than in transactions in the ordinary course of business or within specified dollar limits and certain other limited exceptions, Dell generally may not acquire other businesses, make investments in other persons, or sell, lease, or encumber its material assets.

Parent has obtained equity and debt financing commitments for the transactions contemplated by the merger agreement, the aggregate proceeds of which, together with the proceeds of a rollover investment of Dell shares in Parent by the MD Investors, an investment in subordinated securities and the available cash of Dell, will be sufficient for Parent to pay the aggregate merger consideration and all related fees and expenses. The commitment of financial institutions to provide debt financing for the transaction is subject to a number of customary conditions, including the execution and delivery by the borrowers and the guarantors of definitive documentation consistent with the debt commitment letter.

Pursuant to the terms of a “go-shop” provision in the merger agreement, during the period beginning on the date of the merger agreement and expiring after March 22, 2013, Dell and its subsidiaries and their respective representatives may initiate, solicit and encourage any alternative acquisition proposals from third parties, provide nonpublic information to such third parties and participate in discussions and negotiations with such third parties regarding alternative acquisition proposals. Under the terms and conditions set forth in the merger agreement, before the company stockholder approvals adopting the merger agreement, the Board of Directors may change its recommendation, including in order to approve, and may authorize Dell to enter into, an alternative acquisition proposal if the special committee of the Board of Directors that recommended approval of the merger has determined in good faith, after consultation with outside counsel and its financial advisors, that such alternative acquisition proposal would be more favorable to Dell's stockholders, taking into account all of the terms and conditions of such proposal (including, among other things, the financing, likelihood and timing of its consummation and any adjustments to the merger agreement).

The merger agreement contains certain termination rights for Dell and Parent. Among such rights, and subject to certain limitations, either Dell or Parent may terminate the merger agreement if the merger is not completed by November 5, 2013.

Presentation of Supplemental Non-GAAP Financial Measures

In this management's discussion and analysis, we use supplemental measures of our performance, which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial measures, which are considered “non-GAAP financial measures” under SEC rules, include our non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income and non-GAAP earnings per share. See “Results of Operations — Non-GAAP Financial Measures” below for information about our use of these non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

RESULTS OF OPERATIONS
Consolidated Operations
The following table summarizes our consolidated results of operations for each of the past three fiscal years:

	Fiscal Year Ended
	February 1, 2013			February 3, 2012			January 28, 2011
	Dollars	% of Revenue	% Change	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except per share amounts and percentages)
Net revenue:
Product	$44,744	78.6%	(10)%	$49,906	80.4%	—%	$50,002	81.3%
Services, including software related	12,196	21.4%	—%	12,165	19.6%	6%	11,492	18.7%
Total net revenue	$56,940	100.0%	(8)%	$62,071	100.0%	1%	$61,494	100.0%
Gross margin:
Product	$8,061	18.0%	(21)%	$10,217	20.5%	29%	$7,934	15.9%
Services, including software related	4,125	33.8%	15%	3,594	29.5%	4%	3,462	30.1%
Total gross margin	$12,186	21.4%	(12)%	$13,811	22.3%	21%	$11,396	18.5%
Operating expenses	$9,174	16.1%	(2)%	$9,380	15.2%	18%	$7,963	12.9%
Operating income	$3,012	5.3%	(32)%	$4,431	7.1%	29%	$3,433	5.6%
Net income	$2,372	4.2%	(32)%	$3,492	5.6%	33%	$2,635	4.3%
Earnings per share — diluted	$1.35	N/A	(28)%	$1.88	N/A	39%	$1.35	N/A

Other Financial Information (a)
Non-GAAP gross margin	$12,708	22.3%	(10)%	$14,165	22.8%	21%	$11,731	19.1%
Non-GAAP operating expenses	$8,735	15.3%	(3)%	$9,030	14.5%	19%	$7,582	12.3%
Non-GAAP operating income	$3,973	7.0%	(23)%	$5,135	8.3%	24%	$4,149	6.7%
Non-GAAP net income	$3,017	5.3%	(24)%	$3,952	6.4%	27%	$3,106	5.1%
Non-GAAP earnings per share - diluted	$1.72	N/A	(19)%	$2.13	N/A	34%	$1.59	N/A
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

Overview

During 2013, our total revenue decreased 8% from the prior fiscal year. This decrease was primarily driven by a decrease in revenue from our Consumer segment, though all of our segments experienced declines in revenue during Fiscal 2013. These declines were due to weak global macro-economic conditions, competitive pricing dynamics, and increased competition from alternative mobile devices. These dynamics particularly impacted demand for our client products.

The Company is currently undergoing a strategic transformation to an end-to-end technology solutions provider, and we recognize that this transformation will take more time and investment. We expect the challenging environment we experienced in Fiscal 2013 to continue into Fiscal 2014. In the long-run, we believe that we will profitably grow revenue and operating income through the expansion of our enterprise solutions, services, and software businesses, the stabilization and strategic extension of our client offerings, and the continued execution of various cost savings initiatives. We are committed to our strategy to provide end-to-end technology solutions to our customers, and we are continuing to make investments that improve our solutions capabilities. We will continue to balance liquidity, profitability, and growth to position the company for long-term success.

During Fiscal 2013, net revenue from our Consumer customers decreased 20%, and represented approximately 19% of our total net revenue, while net revenue from our Commercial segments decreased 5%, driven by an 8% decline in net revenue from our Public customers, who continue to experience budgetary constraints, and a 5% decrease in net revenue from our Large Enterprise customers. Net revenue from our SMB segment decreased 1% during Fiscal 2013. All of our Commercial segments experienced declines in revenue from client products, though for our Large Enterprise and SMB segments, these declines were partially offset by increases in revenue from our enterprise solutions and services offerings. Overall, revenue from our client products decreased 15% during Fiscal 2013. The challenges in our client business were partially offset by increases in revenue from enterprise solutions and services. During Fiscal 2013, revenue from our enterprise solutions and services increased 4% and represented 34% of total net revenue, compared to 30% of total net revenue in Fiscal 2012. In addition, gross margin from this area grew to more than 50% of total gross margin during Fiscal 2013. Our Fiscal 2013 software acquisitions, which primarily consist of Quest Software and SonicWALL, are included in the results reported for enterprise solutions and services.

During Fiscal 2013, our consolidated operating income as a percentage of net revenue decreased 180 basis points to 5.3%. For our Commercial segments, operating income as a percentage of net revenue decreased 110 basis points to 9.3% during Fiscal 2013. For our Consumer segment, operating income as a percentage of net revenue decreased 330 basis points to an operating loss percentage of 0.1% during Fiscal 2013. These declines in operating income percentage were primarily attributable to reduced gross margins for our products, due to the competitive pricing dynamics we experienced throughout Fiscal 2013, particularly for our client products. During Fiscal 2013, we observed an industry-wide migration to lower-value client offerings, where we are less competitive. We continue to manage our pricing position within our industry and pursue the development of technology solutions tailored to specific regional needs. Our gross margins include benefits, relating primarily to vendor settlements, of approximately $320 million and $70 million for Fiscal 2013 and Fiscal 2012, respectively.

As of February 1, 2013, we had $15.3 billion of total cash, cash equivalents, and investments and $9.1 billion in total debt. In comparison, as of February 3, 2012, we had $18.2 billion of total cash, cash equivalents, and investments and $9.3 billion in total debt. We generated $3.3 billion in operating cash flows in Fiscal 2013, compared to $5.5 billion during Fiscal 2012. The decrease in operating cash flows for Fiscal 2013 was primarily driven by unfavorable changes in working capital as well as a decrease in net income. During Fiscal 2013, we continued to maintain an efficient cash conversion cycle as well as strong cash and investment positions. We believe that we can generate cash flow from operations in excess of net income over the long term.
Revenue
Fiscal 2013 compared to Fiscal 2012

•
Product Revenue — Product revenue decreased 10% during Fiscal 2013, due to declines in revenue from our client products. See "Revenue by Product and Services Categories" for further information regarding product revenue.

•
Services Revenue, including software related — During Fiscal 2013, services revenue, including software related, was essentially unchanged. Revenue from all software related support services as well as third-party licenses are included herein. Software related support services for all of our software offerings as well as third party software licenses represented 31% and 32% of services revenue, including software related, for Fiscal 2013 and Fiscal 2012, respectively.

During Fiscal 2013, we experienced a 4% decrease in revenue from third-party software sales, which was offset by a 1% increase in services revenue, excluding software related, as well as software support services revenue from Fiscal 2013 acquisitions. The decline in revenue from third-party software sales was driven by a decrease in unit sales for our client products during Fiscal 2013, compared to Fiscal 2012, which limited the sales volume of our third-party software products. In addition, revenue growth in this area has been impacted by our decision to reduce our participation in lower-value third-party software offerings.

During Fiscal 2013, revenue from outside the U.S. decreased 9% to $28.7 billion and represented 50% of total net revenue, while revenue from the U.S. decreased 7% to $28.2 billion. Revenue from most emerging countries declined during Fiscal 2013, due to the competitive pricing dynamics we experienced. We continue to view these geographical markets, which include the vast majority of the world's population, as a long-term growth opportunity. Accordingly, we continue to pursue development of technology solutions that meet the needs of these markets.

We manage our business on a U.S. dollar basis and factor foreign currency exchange rate movements into our pricing decisions. In addition, we utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time.  As a result of our hedging programs, the impact of foreign currency movements was not material to our total net revenue for Fiscal 2013.

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

•
Services Revenue, including software related — Services revenue, including software related, increased 6% during Fiscal 2012. Revenue from all software related support services as well as third-party licenses are included herein. These software related services represented 32% and 33% of services revenue, including software related, for Fiscal 2012 and Fiscal 2011, respectively. Our services revenue performance during Fiscal 2012 was attributable to an 8% increase in services revenue, excluding software related, and an increase of 1% in software related revenue. All of our Commercial segments experienced increases in services revenue, while Consumer services revenue decreased.

At a regional level, revenue from outside the U.S. increased 7% to $31.7 billion and represented 51% of total net revenue, while revenue from the U.S. decreased 5% to $30.4 billion. Revenue from most emerging countries increased during Fiscal 2012, compared to Fiscal 2011.
Gross Margin
Fiscal 2013 compared to Fiscal 2012

•
Products — During Fiscal 2013, product gross margins decreased in absolute dollars and in gross margin percentage. Product gross margin percentage decreased from 20.5% for Fiscal 2012 to 18.0% for Fiscal 2013. The decline in product gross margins was primarily driven by the competitive pricing dynamics we experienced in Fiscal 2013, particularly for our client products. Our gross margins include benefits, relating primarily to settlements from certain vendors regarding their past pricing practices, of approximately $320 million and $70 million for Fiscal 2013 and Fiscal 2012, respectively. Vendor settlements are allocated to our segments based on the relative amount of affected vendor products sold by each segment.

•
Services, including software related — During Fiscal 2013, our services gross margin increased in absolute dollars and in gross margin percentage. Our gross margin percentage for services, including software related, increased from 29.5% for Fiscal 2012 to 33.8% for Fiscal 2013. Gross margin percentages improved for all of our services and software-related offerings, which include support and deployment services, infrastructure, cloud, and security services, applications and business process services, as well as certain software-related services.

During Fiscal 2013, our total gross margin in dollars decreased 12% to $12.2 billion on a GAAP basis and 10% to $12.7 billion on a non-GAAP basis. Gross margin on a GAAP basis for Fiscal 2013 and Fiscal 2012 includes the effects of amortization of intangible assets and of severance and facility action costs and acquisition-related charges. As set forth in the reconciliation under "Non-GAAP Financial Measures" below, these items are excluded from the calculation of non-GAAP gross margin for Fiscal 2013 and Fiscal 2012. In aggregate, these charges increased 47% to $522 million during Fiscal 2013, compared to Fiscal 2012. Amortization of intangible assets included in GAAP gross margin increased 49% to $455 million during Fiscal 2013. This increase was primarily attributable to an increase in purchased intangible assets over the period. In addition, severance and facility action costs and acquisition-related charges included in gross margin increased 37% to $67 million during Fiscal 2013, driven by an increase in severance and facility action costs.

Fiscal 2012 compared to Fiscal 2011

•
Products — During Fiscal 2012, product gross margins increased in absolute dollars and in gross margin percentage. Product gross margin percentage increased to 20.5% for Fiscal 2012 from 15.9% for Fiscal 2011. A shift away from lower-value business, better supply chain execution, a disciplined pricing strategy in a competitive environment, and favorable component cost conditions contributed to the increase in product gross margin percentage for all of our segments.

•
Services, including software related — During Fiscal 2012, our services gross margin increased in absolute dollars compared to the prior fiscal year, although our gross margin percentage decreased. The decrease in gross margin percentage for services, including software related, was primarily driven by declines in gross margin percentages from our support and deployment and infrastructure, cloud, and security services.

Total gross margin in dollars for Fiscal 2012 increased 21% on both a GAAP and non-GAAP basis. Total gross margin on a GAAP basis for Fiscal 2012 was $13.8 billion, compared to $14.2 billion on a non-GAAP basis. Gross margin on a GAAP basis for Fiscal 2012 and Fiscal 2011 includes the effects of amortization of intangible assets and of severance and facility action costs and acquisition-related charges. As set forth in the reconciliation under "Non-GAAP Financial Measures" below, these items are excluded from the calculation of non-GAAP gross margin for Fiscal 2012 and Fiscal 2011. Amortization of intangible assets included in gross margin increased 10% to $305 million for Fiscal 2012. Severance and facility action costs and acquisition-related charges included in gross margin decreased 14% to $49 million during Fiscal 2012. The overall decrease in severance and facility action costs and acquisition-related charges was primarily due to a decrease in charges related to facility closures in Fiscal 2011, which was slightly offset by an increase in acquisition-related charges during Fiscal 2012.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally not long-term in nature, but instead are typically negotiated either at the beginning of the annual or quarterly period, depending on the program. Because of the fluid nature of these ongoing negotiations, which reflect changes in the competitive environment, the timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for Fiscal 2013 and Fiscal 2012 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant programmatic changes to vendor pricing or rebate programs that may impact our results in the near term.

In addition, we have pursued legal action against certain vendors and are currently involved in negotiations with other vendors regarding their past pricing practices.  We have negotiated settlements with some of these vendors and may have additional settlements in future quarters.

Operating Expenses
The following table presents information regarding our operating expenses during each of the past three fiscal years:

	Fiscal Year Ended
	February 1, 2013			February 3, 2012			January 28, 2011
	Dollars	% of Revenue	% Change	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$8,102	14.2%	(5)%	$8,524	13.7%	17%	$7,302	11.9%
Research, development, and engineering	1,072	1.9%	25%	856	1.5%	30%	661	1.0%
Total operating expenses	$9,174	16.1%	(2)%	$9,380	15.2%	18%	$7,963	12.9%
Other Financial Information
Non-GAAP operating expenses (a)	$8,735	15.3%	(3)%	$9,030	14.5%	19%	$7,582	12.3%

(a) For a reconciliation of non-GAAP operating expenses to operating expenses prepared in accordance with GAAP, see “Non-GAAP Financial Measures” below.

Fiscal 2013 compared to Fiscal 2012

•
Selling, General, and Administrative — During Fiscal 2013, selling, general, and administrative ("SG&A") expenses decreased 5%, while SG&A expenses as a percentage of revenue increased. During Fiscal 2013, compensation-related expenses, excluding severance and facility action costs, decreased 6%, driven by a decline in performance-based compensation, which was partially offset by an increase in sales compensation during Fiscal 2013 as we increased the number of enterprise solutions sales specialists. Additionally, other SG&A expenses, excluding amortization of intangible assets and acquisition-related costs, decreased 6% during Fiscal 2013, primarily as a result of a decline in discretionary spending. This decline in discretionary spending was partially offset by higher operating expenses associated with our Fiscal 2013 acquisitions, which generally have higher operating expense structures. We are actively managing our expenses in certain areas to focus spending on strategic investments.

•
Research, Development, and Engineering — During Fiscal 2013, research, development, and engineering expenses were 1.9% of net revenue, compared to 1.5% during the prior fiscal year. This increase reflects our focus on shifting our investments to research and development activities that support our initiatives to grow our enterprise solutions, services, and software offerings.

Total operating expenses for Fiscal 2013 decreased 2% to $9.2 billion on a GAAP basis and 3% to $8.7 billion on a non-GAAP basis. Operating expenses on a GAAP basis for Fiscal 2013 and Fiscal 2012 include the effects of amortization of intangible assets and of severance and facility action costs and acquisition-related charges. In aggregate, these charges increased 25% to $439 million during Fiscal 2013, compared to Fiscal 2012. Amortization of intangibles increased 84% to $158 million during Fiscal 2013, due to our Fiscal 2012 and Fiscal 2013 acquisitions. In addition, severance and facility action costs and acquisition-related charges included in GAAP operating expenses increased 6% to $281 million during Fiscal 2013, driven by an increase in severance-related expenses. As set forth in the reconciliation under “Non-GAAP Financial Measures” below, amortization of intangibles and severance and facility action costs and acquisition-related costs are excluded from the calculation of non-GAAP operating expenses for Fiscal 2013 and Fiscal 2012.

Fiscal 2012 compared to Fiscal 2011

•
Selling, General, and Administrative — During Fiscal 2012, SG&A expenses increased $1.2 billion. The overall higher level of SG&A expenses was largely attributable to the continued execution of our strategic transformation. Our strategic initiatives have entailed organic investments in enterprise solution selling capabilities and other infrastructure spending as well as investments in enterprise and services-focused acquisitions, which generally have higher expense structures. During Fiscal 2012, compensation-related expenses, excluding severance-related expenses, increased approximately $967 million due to a 6% increase in headcount, which was driven by our organic and inorganic investments. We also experienced an increase of $175 million in advertising, promotional, and other selling-related expenses. In addition, higher

SG&A expenses for Fiscal 2012 reflected increases in acquisition-related charges, which were offset in part by decreases in severance and facility action costs, discussed below.

•
Research, Development, and Engineering — During Fiscal 2012, research, development, and engineering expenses were 1.5% of net revenue, compared to 1.0% during the prior fiscal year. This increase reflects our focus on shifting our investments to research and development activities that support our initiatives to grow our enterprise solutions and services offerings.

Total operating expenses for Fiscal 2012 increased 18% to $9.4 billion on a GAAP basis and 19% to $9.0 billion on a non-GAAP basis over Fiscal 2011. Operating expenses on a GAAP basis for Fiscal 2012 and Fiscal 2011 includes the effects of severance and facility action costs and acquisition-related charges and amortization of intangible assets. These charges increased 45% to $350 million during Fiscal 2012 compared to Fiscal 2011, primarily due to an increase in acquisition-related charges as a result of the larger acquisitions that were completed in Fiscal 2012 compared to Fiscal 2011. For Fiscal 2011, operating expenses on a GAAP basis also included $140 million in settlements we incurred related to an SEC investigation and a securities litigation matter. As set forth in the reconciliation under “Non-GAAP Financial Measures” below, non-GAAP operating expenses for Fiscal 2012 and for Fiscal 2011 exclude the effects of severance and facility action costs and acquisition related charges, amortization of intangible assets, and, for Fiscal 2011, the settlements referred to above.
Operating and Net Income
Fiscal 2013 compared to Fiscal 2012

•
Operating Income — During Fiscal 2013, operating income decreased in dollars and as a percentage of revenue. During Fiscal 2013, operating income dollars and percentage declined 32% and 180 basis points, respectively, on a GAAP basis, and 23% and 130 basis points, respectively, on a non-GAAP basis. The decreases in non-GAAP operating income percentage were driven by declines in product gross margin percentage, the effects of which were partially offset by improved gross margin percentages for services, including software related. In addition, operating expenses as a percentage of revenue increased during Fiscal 2013, largely due to an increase in research, development, and engineering expenses. Operating income on a GAAP basis also includes increases in amortization of intangible assets, severance and facility action costs, and acquisition-related costs.

•
Net Income — During Fiscal 2013, net income decreased 32% to $2.4 billion on a GAAP basis and 24% to $3.0 billion on a non-GAAP basis. Net income on a GAAP and non-GAAP basis was impacted by decreases in operating income, though the effects on net income on a GAAP basis were partially offset by a lower effective tax rate. See “Income and Other Taxes” below for a discussion of our effective tax rates.

Fiscal 2012 compared to Fiscal 2011

•
Operating Income — During Fiscal 2012, operating income increased 29% to $4.4 billion on a GAAP basis and 24% to $5.1 billion on a non-GAAP basis over Fiscal 2011. The increases were primarily attributable to improved gross margins, the effect of which was partially offset by an increase in selling and marketing costs.

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

The non-GAAP financial measures presented in this report include non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, and non-GAAP earnings per share. These non-GAAP financial measures, as defined by us, represent the comparable GAAP measures adjusted to exclude severance and facility action costs and acquisition-related charges, amortization of purchased intangible assets related to acquisitions, the settlements related to an SEC investigation and a securities litigation matter, which were both incurred during the first quarter of Fiscal 2011, and a merger termination fee, which we received during the third quarter of Fiscal 2011, and for non-GAAP net income and non-GAAP earnings per share, the aggregate adjustment for income taxes related to the exclusion of such items. We provide more detail below regarding each of these items and our reasons for excluding them. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items. Accordingly, the exclusion of these items and other similar items in our non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent, or unusual.

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

The following is a summary of the costs and other items excluded from the most comparable GAAP financial measures to calculate the non-GAAP financial measures presented in this management's discussion and analysis:

•
Severance and Facility Actions and Acquisition-related Costs — Severance and facility action costs are primarily related to facilities charges, including accelerated depreciation and severance and benefits for employees terminated pursuant to cost synergies related to strategic acquisitions and actions taken as part of a comprehensive review of costs. Acquisition-related charges are expensed as incurred and consist primarily of retention payments, integration costs, and other costs.  Retention payments include stock-based compensation and cash incentives awarded to employees, which are recognized over the vesting period.  Integration costs primarily include IT costs related to the integration of IT systems and processes, costs related to the integration of employees, consulting expenses, and for acquisitions made prior to Fiscal 2013, costs related to full-time employees who are working on the integration.  Severance and facility actions and acquisition-related charges are inconsistent in amount and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Amortization of Intangible Assets — Amortization of purchased intangible assets consists primarily of amortization of customer relationships, acquired technology, non-compete covenants, and trade names purchased in connection with business acquisitions. We incur charges relating to the amortization of these intangibles, and those charges are included in our Consolidated Financial Statements. Amortization charges for our purchased intangible assets are significantly impacted by the timing and magnitude of our acquisitions. Accordingly, these charges may vary in amount from period to period. We exclude these charges for purposes of calculating the non-GAAP financial measures to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

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

The table below presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for each of the past three fiscal years:

	Fiscal Year Ended
	February 1, 2013	% Change	February 3, 2012	% Change	January 28, 2011
	(in millions, except percentages)
GAAP gross margin	$12,186	(12)%	$13,811	21%	$11,396
Non-GAAP adjustments:
Amortization of intangibles	455		305		278
Severance and facility actions and acquisition-related costs	67		49		57
Non-GAAP gross margin	$12,708	(10)%	$14,165	21%	$11,731

GAAP operating expenses	$9,174	(2)%	$9,380	18%	$7,963
Non-GAAP adjustments:
Amortization of intangibles	(158)		(86)		(71)
Severance and facility actions and acquisition-related costs	(281)		(264)		(170)
Other fees and settlements	—		—		(140)
Non-GAAP operating expenses	$8,735	(3)%	$9,030	19%	$7,582

GAAP operating income	$3,012	(32)%	$4,431	29%	$3,433
Non-GAAP adjustments:
Amortization of intangibles	613		391		349
Severance and facility actions and acquisition-related costs	348		313		227
Other fees and settlements	—		—		140
Non-GAAP operating income	$3,973	(23)%	$5,135	24%	$4,149

GAAP net income	$2,372	(32)%	$3,492	33%	$2,635
Non-GAAP adjustments:
Amortization of intangibles	613		391		349
Severance and facility actions and acquisition-related costs	348		313		227
Other fees and settlements	—		—		68
Aggregate adjustment for income taxes	(316)		(244)		(173)
Non-GAAP net income	$3,017	(24)%	$3,952	27%	$3,106

GAAP earnings per share - diluted	$1.35	(28)%	$1.88	39%	$1.35
Non-GAAP adjustments per share - diluted	0.37		0.25		0.24
Non-GAAP earnings per share - diluted	$1.72	(19)%	$2.13	34%	$1.59

	Fiscal Year Ended
	February 1, 2013	February 3, 2012	January 28, 2011
Percentage of Total Net Revenue
GAAP gross margin	21.4%	22.3%	18.5%
Non-GAAP adjustments	0.9%	0.5%	0.6%
Non-GAAP gross margin	22.3%	22.8%	19.1%

GAAP operating expenses	16.1%	15.2%	12.9%
Non-GAAP adjustments	(0.8)%	(0.7)%	(0.6)%
Non-GAAP operating expenses	15.3%	14.5%	12.3%

GAAP operating income	5.3%	7.1%	5.6%
Non-GAAP adjustments	1.7%	1.2%	1.1%
Non-GAAP operating income	7.0%	8.3%	6.7%

GAAP net income	4.2%	5.6%	4.3%
Non-GAAP adjustments	1.1%	0.8%	0.8%
Non-GAAP net income	5.3%	6.4%	5.1%

Segment Discussion
Through Fiscal 2013, we managed our business in four global customer-centric operating segments: Large Enterprise, Public, Small and Medium Business, and Consumer. Large Enterprise includes sales of IT infrastructure and service solutions to large global and national corporate customers. Public includes sales to educational institutions, governments, health care organizations, and law enforcement agencies, among others. SMB includes sales of complete IT solutions to small and medium-sized businesses. Consumer includes sales to individual consumers, home office customers, and retailers around the world.
In the first quarter of Fiscal 2013, we made certain segment realignments in order to conform to the way we managed segment performance through Fiscal 2013.  These realignments affected all of our operating segments, but primarily consisted of the transfer of small office business customers from our SMB operating segment to our Consumer segment.  We have recast prior period amounts to provide visibility and comparability.  None of these changes impacts our previously reported consolidated net revenue, gross margin, operating income, net income, or earnings per share.
On January 10, 2013, we announced our intention to replace our current segment reporting structure with the following four product and services business units in the first quarter of Fiscal 2014:

•	End-User Computing Group (“EUC”)

•	Enterprise Solutions Group (“ESG”)

•	Dell Services

•	Dell Software Group

EUC will include notebooks, desktop PCs, thin client products, tablets, third-party software, and client-related peripherals. ESG will include servers, networking, storage, converged infrastructure offerings, and ESG-related peripherals. Dell Services will include a broad range of IT and business services, including support and deployment services, infrastructure, cloud, and security services, and applications and business process services. The Dell Software Group will include systems management, security, and information management. See Note 15 of the Notes to the Consolidated Financial Statements included in “Part II — Item 8— Financial Statements and Supplementary Data” for additional information and a reconciliation of segment revenue and operating income to consolidated revenue and operating income.

Broad based, long-term incentive expenses, amortization of purchased intangible assets costs, severance and facility actions and acquisition-related charges, and charges related to our settlement of an SEC investigation as well as a securities litigation class action lawsuit that were incurred during Fiscal 2011, are not allocated to the reporting segments as management does not believe that these items are reflective of the underlying operating performance of the reporting segments. These costs totaled $1.3 billion for Fiscal 2013 and $1.1 billion for each of Fiscal 2012 and Fiscal 2011.

The following table presents our net revenue and operating income by our reportable global segments:

	Fiscal Year Ended
	February 1, 2013			February 3, 2012			January 28, 2011
	Dollars	% of Revenue(a)	% Change	Dollars	% of Revenue(a)	% Change	Dollars	% of Revenue(a)
	(in millions, except percentages)
Large Enterprise
Net revenue	$17,781	31%	(5)%	$18,786	30%	4%	$18,111	29%
Operating income	$1,553	8.7%	(18)%	$1,889	10.1%	27%	$1,490	8.2%
Public
Net revenue	$14,828	26%	(8)%	$16,070	26%	(2)%	$16,377	27%
Operating income	$1,238	8.3%	(22)%	$1,584	9.9%	10%	$1,446	8.8%
Small and Medium Business
Net revenue	$13,413	24%	(1)%	$13,547	22%	7%	$12,608	21%
Operating income	$1,505	11.2%	(5)%	$1,581	11.7%	14%	$1,383	11.0%
Consumer
Net revenue	$10,918	19%	(20)%	$13,668	22%	(5)%	$14,398	23%
Operating income	$(11)	(0.1)%	(103)%	$433	3.2%	141%	$180	1.3%
 _______________________

(a)	Operating income percentage of revenue is stated in relation to the respective segment.

Fiscal 2013 compared to Fiscal 2012
All of our segments experienced declines in revenue during Fiscal 2013, led by a decline in revenue from our Consumer segment. These declines were due to weak global macro-economic conditions, competitive pricing dynamics, and increased competition from alternative mobile devices. These dynamics particularly impacted demand for our client products.

•
Large Enterprise — During Fiscal 2013, Large Enterprise experienced a 5% decrease in net revenue. Servers and networking revenue and revenue from services increased 13% and 3%, respectively, while storage revenue declined 19%. Revenue from mobility products, desktop PCs, and third-party software and peripherals decreased 16%, 11%, and 14%, respectively. Large Enterprise revenue decreased across all regions during Fiscal 2013.

During Fiscal 2013, Large Enterprise's operating income as a percentage of revenue decreased 140 basis points to 8.7%. This decrease was primarily attributable to declines in gross margin percentages for our products, which were partially offset by improvements in our services gross margin percentages. In addition, operating expenses as a percentage of revenue increased during Fiscal 2013, compared to Fiscal 2012, driven by an increase in sales and marketing expenses as a well as an increase in research, development, and engineering expenses as a percentage of revenue.

•
Public — During Fiscal 2013, Public experienced an 8% decrease in revenue, which was partially attributable to continued budgetary constraints on public spending. During Fiscal 2013, revenue from all product lines decreased, except for revenue from servers and networking, which increased 4%. Storage revenue and revenue from services decreased 12% and 5%, respectively, while revenue from mobility products, desktop PCs, and third-party software and peripherals decreased 14%, 10%, and 8%, respectively. Public revenue decreased across all regions during Fiscal 2013, compared to Fiscal 2012, led by a decline in revenue from the U.S.

During Fiscal 2013, Public's operating income as a percentage of net revenue decreased 160 basis points to 8.3%. This decrease was primarily attributable to declines in gross margin percentages for our products, which were partially offset by improvements in our services gross margin percentages. In addition, operating expenses as a percentage of revenue increased during Fiscal 2013, compared to Fiscal 2012, driven by an increase in sales and marketing expenses as a well as an increase in research, development, and engineering expenses as a percentage of revenue.

•
Small and Medium Business — During Fiscal 2013, SMB experienced a slight decrease in revenue, which was primarily attributable to a decrease in revenue from our client offerings and revenue from third-party software and peripherals. The effect of the decrease in these offerings and products was largely offset by an increase in revenue from our enterprise solutions and services. Servers and networking revenue and revenue from services increased 15% and 22%, respectively, while storage revenue decreased 7%. Revenue from mobility products, desktop PCs, and third-party software and peripherals decreased 16%, 4%, and 3%, respectively. At a regional level, during Fiscal 2013, SMB experienced an increase in revenue from the Asia-Pacific and Japan region ("APJ"), while revenue from EMEA and the Americas decreased.

During Fiscal 2013, SMB's operating income as a percentage of net revenue decreased 50 basis points to 11.2%. This decline was attributable to declines in gross margin percentage for our products and an increase in operating expenses as a percentage of revenue, which was driven by an increase in research, development, and engineering expenses. The effects of these factors were largely offset by an increase in gross margin percentage attributable to our services, including software related.

•
Consumer — During Fiscal 2013, Consumer experienced a 20% decrease in revenue. Revenue from all product and services categories decreased during Fiscal 2013. The overall decrease in Consumer revenue was primarily attributable to a 25% decline in mobility product revenue, driven by a 22% decrease in units sold and a 4% decrease in average selling prices. Desktop PC revenue decreased 8% due to a 4% decline in units sold and a 3% decline in average selling prices. During Fiscal 2013, revenue from third-party software and peripherals and Consumer services revenue decreased 13% and 14%, respectively, due to a decrease in client units sold. Consumer experienced declines in revenue across all regions during Fiscal 2013, compared to Fiscal 2012, led by a decline in revenue from the U.S. During Fiscal 2013, compared to Fiscal 2012, Consumer revenue from most emerging countries decreased.

During Fiscal 2013, Consumer's operating income as a percentage of net revenue decreased 330 basis points to an operating loss percentage of 0.1%. These declines in operating income percentage were primarily attributable to declines in gross margin percentage for our products.

Fiscal 2012 compared to Fiscal 2011

•
Large Enterprise — During Fiscal 2012, Large Enterprise experienced a 4% increase in revenue that was driven by increases in revenue across all product lines, except for storage revenue, which declined 30%. The decline in storage revenue was primarily due to a decrease in the sale of third-party storage products as we shifted to sales of Dell-owned storage solutions. Revenue from services and servers and networking increased 13% and 9%, respectively, while mobility revenue increased 6% and revenue from desktop PCs and revenue from third-party software and peripherals each increased 1%. During Fiscal 2012, Large Enterprise's revenue from outside the U.S increased, while revenue from the U.S. decreased slightly.

During Fiscal 2012, Large Enterprise's operating income as a percentage of revenue increased 190 basis points to 10.1%. The increase was primarily attributable to improvements in gross margin for our products, partially offset by an increase in operating expenses as a percentage of net revenue, resulting primarily from increased selling and marketing costs.

•
Public — During Fiscal 2012, Public experienced a 2% decrease in revenue which was primarily driven by a weakened demand environment. Revenue from desktop PCs, storage products, and mobility products decreased 7%, 16%, and 3%, respectively. Revenue from services, servers and networking, and third-party software and peripherals increased 4%, 3%, and 1%, respectively. The decline in Public's revenue was primarily attributable to revenue decreases in the U.S. and Western Europe, largely because of budgetary constraints on public spending, the effects of which were partially offset by revenue growth in APJ.

During Fiscal 2012, Public's operating income as a percentage of net revenue increased 110 basis points to 9.9%. The increase was primarily attributable to improvements in gross margin for our products, partially offset by an increase in operating expenses as a percentage of net revenue, which was primarily due to increased selling and marketing costs.

•
Small and Medium Business — During Fiscal 2012, SMB experienced a 7% increase in revenue that was attributable to an increase in revenue from enterprise solutions and services. Revenue from servers and networking, storage, and services increased 17%, 11%, and 24%, respectively. Revenue from third-party software and peripherals, mobility products, and desktop PCs increased 7%, 3%, and 1%, respectively. SMB experienced revenue growth across all regions.

During Fiscal 2012, SMB's operating income as a percentage of net revenue increased 70 basis points to 11.7%. The increase was primarily attributable to improvements in gross margin for our products, partially offset by an increase in operating expenses as a percentage of net revenue, resulting principally from increased selling and marketing costs.

•
Consumer — During Fiscal 2012, Consumer experienced a 5% decrease in revenue. Revenue from all product and services categories decreased during Fiscal 2012. The overall decrease in consumer revenue was driven by an 11% decline in revenue from desktop PCs and a 16% decline in revenue from third-party software and peripherals. During Fiscal 2012, desktop PC unit sales declined 5% and the average selling price of desktop PCs decreased 7%. The decline in third-party software and peripherals revenue was due to the removal of lower-value products from our portfolio of product offerings. Mobility revenue decreased 1% due to a decrease in average selling prices of 4%, which was largely offset by a 3% increase in units sold, driven by an overall increase in demand for our higher-value product lines. Revenue from Consumer services decreased 8%, largely due to decreased sales from our U.S. business as well as lower attach rates on our product sales. Revenue from the U.S. decreased 18%, while revenue from outside of the U.S. increased 6%. Revenue from emerging countries increased during Fiscal 2012 compared to the prior fiscal year.

For Fiscal 2012, Consumer's operating income percentage as a percentage of net revenue increased 190 basis points, to 3.2%. The increase in operating income percentage was largely attributable to an increase in our product gross margin percentage due to a more favorable component cost environment. In addition, during Fiscal 2012, we sold more units of higher-value client products, as compared to the prior year. Furthermore, we experienced an increase in profitability from our customer financing arrangements, which benefited from improvements in consumer credit loss performance on our owned and purchased portfolios. The positive effects of these factors were partially offset by a slight increase in operating expenses as a percentage of revenue due to increased selling and marketing costs.
Revenue by Product and Services Categories
We design, develop, manufacture, market, sell, and support a wide range of products. Our enterprise products include servers, networking, and storage products. Client products include mobility and desktop PC products. Our services include a broad range of configurable IT and business services, including support and deployment services, infrastructure, cloud, and security services, and applications and business process services. We also offer third-party software and peripherals products.
The following table summarizes our net revenue by product and services categories for each of the past three fiscal years:

	Fiscal Year Ended
	February 1, 2013			February 3, 2012			January 28, 2011
	Dollars	% of Revenue	% Change	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except percentages)
Net revenue:
Enterprise solutions and services:
Enterprise solutions:
Servers and networking	$9,294	16%	11%	$8,336	13%	10%	$7,609	12%
Storage	1,699	3%	(13)%	1,943	3%	(15)%	2,295	4%
Services	8,396	15%	1%	8,322	13%	8%	7,673	12%
Third-party software and peripherals	9,257	16%	(9)%	10,222	17%	—%	10,261	17%
Client:
Mobility	15,303	27%	(20)%	19,104	31%	1%	18,971	31%
Desktop PCs	12,991	23%	(8)%	14,144	23%	(4)%	14,685	24%
Total net revenue	$56,940	100%	(8)%	$62,071	100%	1%	$61,494	100%
Fiscal 2013 compared to Fiscal 2012

•	Enterprise Solutions and Services

•Enterprise Solutions:

•
Servers and Networking — During Fiscal 2013, servers and networking revenue increased 11%. This increase was primarily attributable to our Fiscal 2012 and Fiscal 2013 acquisitions of Force10 Networks, Inc., SonicWALL, and Quest Software, which are included in servers and networking revenue from their respective acquisition dates. In addition, revenue from our servers increased, as we experienced an increase in demand for our data center solutions during Fiscal 2013.

•
Storage — During Fiscal 2013, storage revenue decreased 13%. These declines were primarily attributable to an anticipated decline in sales of third-party storage products, which were partially offset by revenue from the sale of Dell-branded storage products. Revenue from Dell-branded storage products increased 4% during Fiscal 2013.

•
Services — Services revenue increased 1% during Fiscal 2013. This slight increase in services revenue for Fiscal 2013 was driven by a 5% increase in support and deployment services, which consist of support and extended warranty services, enterprise installation, and configuration services. Revenue from support and deployment services continues to benefit from the increased unit sales we experienced in Fiscal 2011 and Fiscal 2012. Although we experienced declines in unit sales from our client products during Fiscal 2013, we are enhancing our focus on value-added attached services. The increase in revenue from support and deployment services was largely offset by an 11% decrease in applications and business process services, which was driven by select contract expirations, as we continue to migrate to contracts that provide higher-value opportunities.

During Fiscal 2013, deferred services revenue increased 3%. In addition, during the same period, services backlog increased 3% to $8.7 billion as of February 1, 2013, compared to $8.4 billion as of February 3, 2012. We provide information regarding services backlog because we believe it provides useful trend information regarding changes in the size of our services business over time. Estimated services backlog, which is primarily related to our outsourcing services business, represents signed contracts that are initially $2 million or more in total expected revenue with an initial contract term of at least 18 months. The terms of the signed services contracts included in our calculation of services backlog are subject to change and are affected by terminations, changes in the scope of services, and changes to other factors that could impact the value of the contract. For these and other reasons, it is not reasonably practicable to estimate the portions for these backlog amounts that will ultimately be recognized as revenue when performance on the contracts is completed.

We continue to view services as a strategic growth opportunity and will continue to invest in our offerings and resources to focus on increasing our solutions sales.

•
Third-party software and peripherals — In connection with the sale of our product offerings, we sell a multitude of peripherals, including monitors, printers, projectors, other client and enterprise peripherals, as well as third-party software products. During Fiscal 2013, revenue from third-party software and peripherals decreased 9% when compared to Fiscal 2012. This business was impacted in Fiscal 2013 by a decrease in unit sales of our client products, which limits the sales volume of third-party software and peripherals. In addition, this business has been impacted as we have continued to reduce our participation in non-strategic areas, such as certain third-party software offerings.

•	Client

▪
Mobility — Revenue from mobility products (which include notebooks, mobile workstations, and tablets) decreased 20% during Fiscal 2013. This decline was driven by an 18% decrease in mobility unit sales during the period. In addition, average selling prices decreased 2% during Fiscal 2013. During Fiscal 2013, Commercial mobility revenue decreased 15%, while Consumer mobility revenue decreased 25%. During Fiscal 2013, we experienced a difficult pricing environment for our client products. In particular, demand for our client products in emerging countries was impacted as we saw a migration to lower-value offerings, where we are less competitive. Our results were also impacted as customers shifted some of their demand to alternative computing devices, particularly in our Consumer segment.

▪
Desktop PCs — During Fiscal 2013, revenue from desktop PCs (which include desktop computer systems and fixed workstations) decreased 8%. This decline was driven by a 6% decrease in average selling prices during Fiscal 2013 and a 2% decrease in unit sales over the same period.

Fiscal 2012 compared to Fiscal 2011

•	Enterprise Solutions and Services

•Enterprise Solutions:

•
Servers and Networking — The increase in our servers and networking revenue for Fiscal 2012 as compared to Fiscal 2011 was primarily driven by increases in revenue from our PowerEdge lines of servers as well as our virtualized servers and data center solutions. During Fiscal 2012, we saw an overall increase in demand and selling prices.

•
Storage — During Fiscal 2012, storage revenue decreased 15%. The decrease in storage revenue was primarily attributable to an anticipated decline in sales of third-party storage products, which was partially offset by revenue from sales of Dell-owned storage products, such as our Compellent products. During Fiscal 2012, sales of Dell-owned storage products increased 21% to 82% of our total storage revenue compared to 57% in the prior year. We believe that Dell-owned storage offerings, which can be sold with service solutions, will generate higher margins in the long-term. Our acquisition of Compellent during the first quarter of Fiscal 2012 expanded our enterprise and data center storage offerings.

•
Services — During Fiscal 2012, services revenue increased 8% to $8.3 billion. The increase was driven by an increase in support and deployment services revenue as well as increases in infrastructure, cloud, and security services as well as applications and business process services. The increase in infrastructure, cloud, and security services as well as applications and business process services was partially driven by our acquisitions. During Fiscal 2012, deferred services revenue and services backlog each increased 11%.

•
Third-party software and peripherals — In connection with the sale of our product offerings, we sell a multitude of peripherals, including monitors, printers, projectors, other client and enterprise peripherals, as well as third-party software products. During Fiscal 2012, revenue from third-party software and peripherals was essentially unchanged when compared to the prior year. Revenue growth in this business has been impacted as we continue to reduce our participation in non-strategic areas.

•	Client

▪
Mobility — Revenue from mobility products increased 1% during Fiscal 2012. This increase was primarily attributable to a 3% increase in notebook units sold, largely offset by a 3% decline in average selling price. In Fiscal 2012, we experienced declines in revenue from our lower priced consumer notebooks, which were largely offset by increases in revenue from our higher-value lines of notebooks. During Fiscal 2012, Commercial mobility revenue increased 2%, when compared to Fiscal 2011, while Consumer mobility revenue decreased 1%.

▪	Desktop PCs — During Fiscal 2012, revenue from desktop PCs decreased 4% as the average selling price as well as unit sales for our desktop PCs each decreased 2%, when compared to Fiscal 2011.

Stock-Based Compensation
Dell is currently issuing stock grants under the Dell Inc. 2012 Long-Term Incentive Plan (the "2012 Incentive Plan"), which was approved by shareholders at the annual meeting on July 13, 2012. Previous plans, including the Amended and Restated 2002 Long-Term Incentive Plan, have been terminated, except for administration of awards previously granted under those plans that remain outstanding. The 2012 Incentive Plan and all previous plans are collectively referred to as "Dell's Incentive Plans."
Equity awards issued under the 2012 Incentive Plan can include stock options, stock appreciation rights, restricted stock units, unrestricted stock, performance based restricted stock units, or other equity awards. Stock-based compensation expense totaled $347 million for Fiscal 2013, compared to $362 million and $332 million for Fiscal 2012 and Fiscal 2011, respectively. For further discussion on stock-based compensation, see Note 14 of the Notes to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Interest and Other, net
The following table provides a detailed presentation of interest and other, net for each of the past three fiscal years:

	Fiscal Year Ended
	February 1, 2013	February 3, 2012	January 28, 2011
	(in millions)
Interest and other, net:
Investment income, primarily interest	$100	$81	$47
Gains on investments, net	35	8	6
Interest expense	(270)	(279)	(199)
Foreign exchange	(18)	5	4
Other	(18)	(6)	59
Interest and other, net	$(171)	$(191)	$(83)
Fiscal 2013 compared to Fiscal 2012
During Fiscal 2013, changes in interest and other, net were favorable by $20 million, when compared to Fiscal 2012. These changes were primarily due to an increase in investment income and net gains from the sale of investments, partially offset by foreign exchange fluctuations during Fiscal 2013. The changes in foreign exchange for Fiscal 2013 were primarily due to higher costs associated with our hedging program and revaluations of certain un-hedged foreign currencies.
Fiscal 2012 compared to Fiscal 2011
Our investment income increased in Fiscal 2012 over the prior fiscal year primarily due to higher average cash and investment balances as well as a shift to longer-duration investments, which have higher investment yields. The increase in interest expense for Fiscal 2012 compared to Fiscal 2011 was due to higher debt levels, which increased to $9.3 billion as of February 3, 2012, from $6.0 billion as of January 28, 2011. The decrease in other income for Fiscal 2012 was primarily due to a $72 million merger termination fee that we received during Fiscal 2011.

Income and Other Taxes
Our effective tax rate was 16.5%, 17.6%, and 21.3% for Fiscal 2013, Fiscal 2012, and Fiscal 2011, respectively. The decrease in our effective income tax rate for Fiscal 2013 as compared to Fiscal 2012, was primarily due to vendor settlements we received in Fiscal 2013, which are taxed at lower rates than the U.S. tax rate, partially offset by an increase in the proportion of taxable income attributable to higher tax jurisdictions. The decrease in our effective income tax rate for Fiscal 2012 as compared to Fiscal 2011, was primarily due to an increase in the proportion of taxable income attributable to lower rate jurisdictions.

Our effective tax rate can fluctuate depending on the geographic distribution of our world-wide earnings, as our foreign earnings are generally taxed at lower rates than in the U.S. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. Our significant tax holidays expire in whole or in part during Fiscal 2016 through Fiscal 2022. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally resulted from the geographical distribution of taxable income discussed above and permanent differences between the book and tax treatment of certain items.  We continue to assess our business model and its impact in various taxing jurisdictions.

For a further discussion regarding tax matters, including the status of income tax audits, see Note 11 of the Notes to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

ACCOUNTS RECEIVABLE
We sell products and services directly to customers and through a variety of sales channels, including retail distribution. As of February 1, 2013, our accounts receivable, net was $6.6 billion, which represented a 2% increase from our balance as of February 3, 2012. This increase in accounts receivable, net was primarily due to a shift in the mix of receivables to customers with longer payment terms. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on a provision for accounts that are collectively evaluated based on historical bad debt experience as well as specific identifiable customer accounts that are deemed at risk. As of February 1, 2013 and February 3, 2012, the allowance for doubtful accounts was $72 million and $63 million, respectively. Based on our assessment, we believe we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.
DELL FINANCIAL SERVICES AND FINANCING RECEIVABLES
Dell Financial Services ("DFS") offers a wide range of financial services, including originating, collecting, and servicing customer receivables primarily related to the purchase of Dell products. In some cases, we originate financing activities for our commercial customers related to the purchase of third-party technology products that complement our portfolio of products and services. New financing originations, which represent the amounts of financing provided by DFS to customers for equipment and related software and services, including third-party originations, were approximately $3.5 billion, $3.8 billion, and $4.0 billion for Fiscal 2013, Fiscal 2012, and Fiscal 2011, respectively. The decline in originations during the period was driven by a decrease in unit sales for our client products, particularly in our Consumer segment. At February 1, 2013 and February 3, 2012, our net financing receivables balances were $4.6 billion and $4.7 billion, respectively.

To support the financing needs of our customers internationally, we have aligned with a select number of third-party financial services companies. During Fiscal 2012, we entered into a definitive agreement to acquire CIT Vendor Finance's Dell-related financing assets portfolio and sales and servicing functions in Europe for approximately $500 million. Subject to customary closing, regulatory, and other conditions, we expect to complete this transaction in Fiscal 2014. In connection with this transaction, we have filed an application for a bank license with The Central Bank of Ireland to facilitate ongoing financing offerings.

We have securitization programs to fund revolving loans and fixed-term leases and loans through consolidated special purpose entities ("SPEs"), which we account for as secured borrowings. We transfer certain U.S. customer financing receivables to these SPEs, whose purpose is to facilitate the funding of customer receivables through financing arrangements with multi-seller conduits that issue asset-backed debt securities in the capital markets. We transferred $2.0 billion, $2.3 billion, and $1.9 billion to these SPEs during Fiscal 2013, Fiscal 2012, and Fiscal 2011, respectively. Our risk of loss related to these securitized receivables is limited to the amount of our over-collateralization in the transferred pool of receivables. The structured financing debt related to all of our secured borrowing securitization programs was $1.3 billion as of both February 1, 2013 and

February 3, 2012. In addition, the carrying amount of the corresponding financing receivables was $1.5 billion as of both February 1, 2013 and February 3, 2012.
We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For Fiscal 2013, Fiscal 2012, and Fiscal 2011, the principal charge-off rate for our total portfolio was 4.1%, 4.6%, and 7.5%, respectively. The charge-off rate for Fiscal 2011 is annualized for a portfolio of receivables that consisted of revolving Dell U.S. customer account balances that was purchased during the third quarter of Fiscal 2011. The credit quality mix of our financing receivables has improved in recent years due to our underwriting actions and as the mix of high quality commercial accounts in our portfolio has increased. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. At February 1, 2013 and February 3, 2012, the allowance for financing receivable losses was $192 million and $202 million, respectively. In general, the loss rates on our financing receivables for Fiscal 2013 improved over the prior year.  We expect the loss rates in future periods to stabilize, with movements in these rates being primarily driven by seasonality and a continued shift in portfolio composition to lower risk commercial assets. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.
See Note 4 of the Notes to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for additional information about our financing receivables and the associated allowance.
OFF-BALANCE SHEET ARRANGEMENTS
With the consolidation of our previously nonconsolidated special purpose entities, we no longer have off-balance sheet financing arrangements.

LIQUIDITY, CAPITAL COMMITMENTS, AND CONTRACTUAL CASH OBLIGATIONS
Current Market Conditions
We regularly monitor economic conditions and associated impacts on the financial markets and our business. We consistently evaluate the financial health of our supplier base, carefully manage customer credit, diversify counterparty risk, and monitor the concentration risk of our cash and cash equivalents balances globally. We routinely monitor our financial exposure to both sovereign and non-sovereign borrowers and counterparties.

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

We use derivative instruments to hedge certain foreign currency exposures. We use forward contracts and purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions denominated in currencies other than the U.S. dollar.  In addition, we primarily use forward contracts and may use purchased options to hedge monetary assets and liabilities denominated in a foreign currency.  See Note 6 of the Notes to the Consolidated Financial Statements under “Part II — Item 8 — Financial Statements and Supplementary Data” for more information about our use of derivative instruments.

See “Part I  — Item 1A  — Risk Factors” for further discussion of risks associated with our use of counterparties. The impact on our Consolidated Financial Statements of any credit adjustments related to these counterparties has been immaterial.
Liquidity
Cash generated from operations is our primary source of operating liquidity. In general, we seek to deploy our capital in a systematically prioritized manner, focusing first on requirements for operations, then on growth investments, and finally on returns of cash to stockholders. The merger agreement for our proposed merger transaction, described in the introduction to this management's discussion and analysis, places certain limitations on our use of cash, including our application of cash to repurchase shares, declare quarterly dividends in excess of $0.08 per share, and pursue significant business acquisitions.

Our strategy is to deploy capital, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost effective manner. While cash generated from operations is our primary source of operating liquidity, we use a variety of capital sources to fund the growth in our financing receivables, fund our needs for less predictable strategic initiatives, and return capital to stockholders. The merger agreement for our proposed merger transaction places certain limitations on the amount of debt we can assume. In addition, subsequent to the announcement of the proposed merger, our credit rating was downgraded to below investment grade by one of the major credit rating agencies, which significantly limits our ability to access the commercial paper market. If the proposed merger is not consummated, our credit rating may continue to be impacted, which will prolong our more limited access to the capital markets. We believe that internally generated cash flows, which consist of operating cash flows, are sufficient to support our day-to-day business operations, both domestically and internationally, for at least the next 12 months.

At February 1, 2013, we had $15.3 billion of total cash, cash equivalents, and investments, substantially all of which was held outside of the U.S. We access our foreign cash balances in a tax efficient manner when appropriate. The following table summarizes our cash and cash equivalents, investments, and available borrowings as of February 1, 2013, and February 3, 2012:

	February 1, 2013	February 3, 2012
	(in millions)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$12,569	$13,852
Investments	2,773	4,370
Cash, cash equivalents, and investments	15,342	18,222
Unsecured revolving credit facilities (a)	3,000	3,000
Total cash, cash equivalents, investments, and available borrowings	$18,342	$21,222
_____________________
(a) Under the merger agreement, we may access up to $2.0 billion outstanding at any time under our unsecured revolving credit facilities.

We have senior unsecured revolving credit facilities primarily to support our commercial paper program. No amounts were outstanding under our revolving credit facilities as of February 1, 2013 or February 3, 2012.

Of our $15.3 billion of cash, cash equivalents, and investments as of February 1, 2013, $12.6 billion is classified as cash and cash equivalents. Our cash equivalents primarily consist of money market funds and certificates of deposit. The remaining $2.8 billion of investments is primarily invested in fixed income securities of varying maturities at the date of acquisition. The fair value of our portfolio can be affected by interest rate movements, credit risk, and liquidity risks. The objective of our investment policy and strategy is to manage our total cash and investments balances to preserve principal and maintain liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and through the use of third-party investment managers.

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

The following table summarizes our outstanding debt as of February 1, 2013, and February 3, 2012:

	February 1, 2013	February 3, 2012
	(in millions)
Outstanding Debt
Senior notes and debentures	$5,988	$6,391
Structured financing debt	1,288	1,360
Commercial paper	1,807	1,500
Other	2	3
Total debt	$9,085	$9,254

During Fiscal 2013, total debt decreased $169 million due to a repayment of $400 million in maturing senior notes, as well as a decrease in structured financing debt, partially offset by a net issuance of commercial paper. In connection with the announcement of our proposed merger transaction, our credit rating was downgraded to below investment grade by one of the major credit rating agencies. This credit downgrade significantly limits our ability to access the commercial paper market. As of February 3, 2013, we had $1.8 billion in outstanding commercial paper as well as $1.1 billion in senior notes that will mature during the next twelve months. We have sufficient cash balances and access to our revolving credit facilities to repay our outstanding commercial paper as well as these maturing senior notes.

We also issue structured financing-related debt to fund our financing receivables as discussed under “Financing Receivables” above. As of February 1, 2013, we had $1.3 billion in outstanding structured financing securitization debt. Our securitization programs are structured to operate near their debt capacity and are generally effective for 12 months. Our programs will be subject to renewal during the first half of Fiscal 2014, and we expect to renew these programs on their current terms. We balance the use of our securitization programs with working capital and other sources of liquidity to fund growth in our financing receivables. See Note 4 of the Notes to the Consolidated Financial Statements under “Part II — Item 8 — Financial Statements and Supplementary Data” for further discussion of our structured financing debt. Under the merger agreement, we may not incur debt under these programs of more than $1.5 billion outstanding at any time.

We intend to maintain appropriate debt levels, subject to the limitations under the merger agreement, based upon cash flow expectations, the overall cost of capital, cash requirements for operations, and discretionary spending, including spending for permitted business acquisitions and permitted dividend payments. See Note 5 of the Notes to the Consolidated Financial Statements under “Part II — Item 8 — Financial Statements and Supplementary Data” for further discussion of our debt.

Our management actively monitors the efficiency of our balance sheet under various macro-economic and competitive scenarios. These scenarios quantify risks to the financial statements and provide a basis for actions necessary to ensure adequate liquidity, both domestically and internationally, to support our strategic initiatives, return capital to stockholders, and fund other corporate needs.

The following table contains a summary of our Consolidated Statements of Cash Flows for the past three fiscal years:

	Fiscal Year Ended
	February 1, 2013	February 3, 2012	January 28, 2011
		(in millions)
Net change in cash from:
Operating activities	$3,283	$5,527	$3,969
Investing activities	(3,316)	(6,166)	(1,165)
Financing activities	(1,210)	577	477
Effect of exchange rate changes on cash and cash equivalents	(40)	1	(3)
Change in cash and cash equivalents	$(1,283)	$(61)	$3,278
Operating Activities — Operating cash flows for Fiscal 2013 decreased $2.2 billion compared to Fiscal 2012. This decrease in operating cash flows was primarily driven by unfavorable changes in working capital as well as a decrease in net income. For Fiscal 2012 compared to Fiscal 2011, operating cash flows increased $1.6 billion. This increase in operating cash flows was primarily attributable to an increase in net income as well as favorable changes in working capital.
Investing Activities — Investing activities primarily consist of the sales and purchases of investments, net of maturities, capital expenditures for property, plant, and equipment, and cash used to fund strategic acquisitions. Cash used in investing activities during Fiscal 2013 was $3.3 billion, compared to $6.2 billion and $1.2 billion during Fiscal 2012 and Fiscal 2011, respectively. The overall decrease in cash used in investing activities during Fiscal 2013 compared to Fiscal 2012 was driven by an increase in cash from the sale and maturity of investments as well as a decrease in investment purchases during the period, the effects of which were largely offset by higher spending on business acquisitions. For Fiscal 2012 compared to Fiscal 2011, the increase in cash used in investing activities was primarily attributable to the net increase in cash used to purchase investments as we shifted funds to investments with original maturities of greater than 90 days and higher spending on business acquisitions.
Financing Activities — Financing activities primarily consist of proceeds and repayments from borrowings, the repurchase of our common stock, and cash used to fund dividend payments. Cash used in financing activities for Fiscal 2013 was $1.2 billion, compared to cash provided by financing activities of $0.6 billion and $0.5 billion for Fiscal 2012 and Fiscal 2011, respectively. The decrease in cash provided by financing activities for Fiscal 2013 was attributable to a decrease in net proceeds from debt, which was largely offset by a decrease in share repurchases during the Fiscal 2013, compared to Fiscal 2012. During Fiscal 2012, net proceeds from the issuance of long-term debt were $1.5 billion. In comparison, during Fiscal 2013, we repaid $400 million in maturing senior notes. During Fiscal 2012, we repurchased approximately 178 million shares of common stock for $2.7 billion, compared to 46 million shares of common stock for $0.7 billion during Fiscal 2013. In addition, during Fiscal 2013, we announced a dividend program, under which we paid $278 million in cash dividends to our stockholders.
For Fiscal 2012 compared to Fiscal 2011, the slight year-over-year increase in cash provided by financing activities was primarily due to the issuance of $1.5 billion in commercial paper, compared to a net repayment of $0.5 billion of commercial paper in Fiscal 2011. This increase was offset by an additional $1.9 billion in share repurchases during Fiscal 2012 compared to Fiscal 2011.
Key Performance Metrics —
The following table presents the components of our cash conversion cycle for the fourth quarter of each of the past three fiscal years:

	Fiscal Quarter Ended
	February 1, 2013	February 3, 2012	January 28, 2011
Days of sales outstanding(a)	46	42	40
Days of supply in inventory(b)	11	11	9
Days in accounts payable(c)	(93)	(89)	(82)
Cash conversion cycle	(36)	(36)	(33)
 _____________________

(a)
Days of sales outstanding (“DSO”) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average net revenue per day for the current quarter (90 days for Fiscal 2013 and Fiscal 2011; 97 days for Fiscal 2012). At February 1, 2013, February 3, 2012 and January 28, 2011, DSO and days of customer shipments not yet recognized were 42 and 4 days, 39 and 3 days, and 37 and 3 days, respectively.

(b)
Days of supply in inventory (“DSI”) measures the average number of days from procurement to sale of our products. DSI is based on ending inventory and most recent quarterly cost of sales for each period. DSI is calculated by dividing inventory by average cost of goods sold per day for the current quarter (90 days for Fiscal 2013 and Fiscal 2011; 97 days for Fiscal 2012).

(c)
Days in accounts payable (“DPO”) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold per day for the current quarter (90 days for Fiscal 2013 and Fiscal 2011; 97 days for Fiscal 2012).

Our cash conversion cycle for the fiscal quarter ended February 1, 2013 was essentially unchanged compared to the fiscal quarter ended February 2, 2012. The four day improvement in DPO was driven by the timing of payments as well as the conversion of payment terms for certain suppliers in the fourth quarter of Fiscal 2013. This improvement in DPO was offset by a four day increase in DSO, which was attributable to a shift in the mix of receivables towards customers with longer payment terms. DSI for the fiscal quarter ended February 1, 2013 was essentially unchanged compared to the fiscal quarter ended February 2, 2012. As we execute our strategic initiatives, certain components of our cash conversion cycle may be impacted. However, we expect our business model will continue to allow us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

Our cash conversion cycle improved three days for the fiscal quarter ended February 3, 2012, from the fiscal quarter ended January 28, 2011, driven by a seven day improvement in DPO, which was largely attributable to the timing of payments to vendors at the end of the period as compared to the prior year due to an additional week of operations in Fiscal 2012. This improvement in DPO was partially offset by a two day increase in DSO and a two day increase in DSI. The increase in DSO from January 28, 2011 was due to a shift in the mix of receivables towards customers with longer payment terms. The increase in DSI from January 28, 2011 was primarily driven by strategic purchases of inventory.
We defer the cost of revenue associated with customer shipments not yet recognized as revenue until these shipments are delivered. These deferred costs are included in our reported DSO because we believe this reporting results in a more accurate presentation of our DSO and cash conversion cycle. These deferred costs are recorded in other current assets in our Consolidated Statements of Financial Position and totaled $665 million at February 1, 2013, $482 million at February 3, 2012, and $541 million at January 28, 2011.
Capital Commitments
Share Repurchase Program — We have a share repurchase program that authorizes us to purchase shares of our common stock through a systematic program of open market purchases in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock to offset share-based compensation arrangements. We did not repurchase any shares of our common stock during the second half of Fiscal 2013. As of February 1, 2013, $5.3 billion remained authorized for future share repurchases. The merger agreement prohibits us from engaging in additional share repurchases.
Dividend Program — On June 12, 2012, we announced that our Board of Directors adopted a dividend policy under which we paid quarterly dividends of $0.08 per share during the third and fourth quarters of Fiscal 2013. The cash dividend policy and the declaration and payment of each quarterly cash dividend will be subject to the Board's continuing determination that the policy and the declaration of dividends thereunder are in the best interest of our stockholders and are in compliance with applicable law. The Board of Directors retains the power to modify, suspend, or cancel our dividend policy in any manner and at any time that it may deem necessary or appropriate in the future. Under the merger agreement, we may not pay dividends with a quarterly rate greater than the rate of $0.08 per share authorized under our current dividend policy.
Capital Expenditures — During Fiscal 2013 and Fiscal 2012, we spent $513 million and $675 million, respectively, on property, plant, and equipment primarily in connection with our global expansion efforts and infrastructure investments made to support future growth. Product demand, product mix, and the increased use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2014, which will be primarily related to infrastructure investments and strategic initiatives, are currently expected to total approximately $500 million. These expenditures will be primarily funded from our cash flows from operating activities.
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

Contractual Cash Obligations
The following table summarizes our contractual cash obligations at February 1, 2013:

		Payments Due by Period
		Fiscal	Fiscal	Fiscal
	Total	2014	2015-2016	2017-2018	Thereafter
	(in millions)
Contractual cash obligations:
Principal payments on long-term debt	$6,772	$1,617	$2,255	$400	$2,500
Operating leases	613	137	238	139	99
Purchase obligations	515	399	115	1	—
Interest	2,172	242	372	297	1,261
Uncertain tax positions(a)	—	—	—	—	—
Contractual cash obligations	$10,072	$2,395	$2,980	$837	$3,860
_____________________

(a)
We have approximately $2.9 billion in additional liabilities associated with uncertain tax positions that are not expected to be liquidated in Fiscal 2014. We are unable to reliably estimate the expected payment dates for these additional non-current liabilities.

Principal Payments on Long-Term Debt — Our expected principal cash payments related to long term debt are exclusive of hedge accounting adjustments or discounts and premiums. We have outstanding long-term unsecured notes with varying maturities. For additional information, see Note 5 of the Notes to the Consolidated Financial Statements under “Part II — Item 8 — Financial Statements and Supplementary Data."

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

Our purchase obligations decreased from $2.9 billion at February 3, 2012 to $515 million at February 1, 2013. This decrease was primarily attributable to the fulfillment of commitments to purchase hard disk drives following disruption of the supply chain as a result of severe flooding in Thailand during the third quarter of Fiscal 2012.

Interest — See Note 5 of the Notes to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for further discussion of our debt and related interest expense.

Risk Factors Affecting Our Business and Prospects
There are numerous significant risks that affect our business, operating results, financial condition, and prospects. Many of these risks are beyond our control. These risks include those relating to:

•	potential effects of any failure of our proposed merger to close;

•	intense competition;

•	our reliance on vendors for products and components, including reliance on several single-source or limited-source suppliers;

•	our ability to achieve favorable pricing from our vendors;

•	adverse global economic conditions and instability in financial markets;

•	our ability to manage effectively the change involved in implementing our strategic initiatives;

•	successful implementation of our acquisition strategy;

•	our cost efficiency measures;

•	our ability to manage solutions, product, and services transitions in an effective manner;

•	our ability to deliver products and services of consistent quality;

•	our ability to generate substantial non-U.S. net revenue;

•	our product, customer, and geographic sales mix, or seasonal sales trends;

•	the performance of our sales channel participants;

•	access to the capital markets by us and some of our customers;

•	weak economic conditions and additional regulation affecting our financial services activities;

•	counterparty default;

•	customer terminations of, or pricing changes in, services contracts, or our failure to perform as we anticipate at the time we enter into services contracts;

•	loss of government contracts;

•	our ability to develop, obtain or protect licenses to intellectual property developed by us or by others on commercially reasonable and competitive terms;

•	infrastructure disruptions;

•	cyber attacks or other data security breaches;

•	our ability to hedge effectively our exposure to fluctuations in foreign currency exchange rates and interest rates;

•	expiration of tax holidays or favorable tax rate structures, or unfavorable outcomes in tax audits and other tax compliance matters;

•	impairment of our portfolio investments;

•	unfavorable results of legal proceedings;

•	our ability to attract, retain, and motivate key personnel;

•	our ability to maintain strong and effective internal controls;

•	our compliance with current and changing environmental and safety laws or other regulatory laws; and

•	the effect of armed hostilities, terrorism, natural disasters, and public health issues.

For a discussion of these risk factors affecting our business, operating results, financial conditions, and prospects, see “Part I — Item 1A — Risk Factors.”

Critical Accounting Policies
We prepare our financial statements in conformity with GAAP. The preparation of financial statements in accordance with GAAP requires certain estimates, assumptions, and judgments to be made that may affect our Consolidated Statements of Financial Position and Consolidated Statements of Income. Accounting policies that have a significant impact on our Consolidated Financial Statements are described in Note 1 of the Notes to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.” The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical. We consider an accounting policy to be critical if the nature of the estimate or assumption is subject to a material level of judgment and if changes in those estimates or assumptions are reasonably likely to materially impact our Consolidated Financial Statements. We have discussed the development, selection, and disclosure of our critical accounting policies with the Audit Committee of our Board of Directors.
Revenue Recognition and Related Allowances — We enter into contracts to sell our products and services, and frequently enter into sales arrangements with customers that contain multiple elements or deliverables, such as hardware, services, software, and peripherals. We use general revenue recognition accounting guidance for hardware, software bundled with hardware that is essential to the functionality of the hardware, peripherals, and certain services. We recognize revenue for these products when it is realized or realizable and earned. Revenue is considered realized and earned when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our fee is fixed and determinable; and collection of the resulting receivable is reasonably assured. Judgments and estimates are necessary to ensure compliance with GAAP. These judgments include the allocation of the proceeds received from an arrangement to the multiple elements, and the appropriate timing of revenue recognition.

Revenue from sales of third-party software and extended warranties for third-party products, for which we do not meet the criteria for gross revenue recognition, is recognized on a net basis. All other revenue is recognized on a gross basis.

Services revenue and cost of services revenue captions on the Consolidated Statements of Income include services revenue, third-party software revenue, and support services related to Dell-owned software offerings.

Most of our products and services qualify as separate units of accounting. We allocate revenue to all deliverables based on their relative selling prices. GAAP requires the following hierarchy to be used to determine the selling price for allocating revenue to deliverables; (1) vendor-specific objective evidence (“VSOE”); (2) third-party evidence of selling price (“TPE”); or (3) best estimate of the selling price (“ESP”). In instances where we cannot establish VSOE, we establish TPE by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers.

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

We recognize revenue in accordance with industry-specific software accounting guidance for all software and post-contract support ("PCS") that are not essential to the functionality of the hardware. Accounting for software that is essential to the functionality of the hardware is accounted for as specified above. We have not established VSOE for third-party software offerings. For the majority of Dell-owned software offerings, we have established VSOE to support a separation of the software license and PCS elements. VSOE of the PCS element is determined by reference to the prices customers pay for support when it is sold separately. In instances where VSOE is established, we recognize revenue from the sale of software licenses at the time of initial sale, assuming all of the above criteria have been met, and revenue from the PCS element over the maintenance period. When we have not established VSOE to support a separation of the software license and PCS elements, the revenue and related costs are generally recognized over the term of the agreement.

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

Business Combinations and Intangible Assets Including Goodwill — We account for business combinations using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill.  Any subsequent changes to any purchase price allocations that are material to our consolidated financial results will be adjusted retroactively. All acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset and assessed for impairment thereafter until completion, at which point the asset is amortized over its expected useful life.  Separately recognized transactions associated with business combinations are generally expensed subsequent to the acquisition date. The application of business combination and impairment accounting requires the use of significant estimates and assumptions.
The results of operations of acquired businesses are included in our Consolidated Financial Statements from the acquisition date.
Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in the second fiscal quarter, or sooner if an indicator of impairment occurs. To determine whether goodwill is impaired, we first assess certain qualitative factors. Based on this assessment, if it is determined more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the quantitative analysis of the goodwill impairment test. We determine the fair values of each of our reportable business units using a discounted cash flow methodology and then compare the fair values to the carrying values of each reportable business unit. We concluded that there was no impairment to goodwill or any triggering events during Fiscal 2013. On January 10, 2013, we announced our intention to replace our current segment reporting structure with the following product and services business units in the first quarter of Fiscal 2014: End User Computing, the Enterprise Solutions Group, Dell Services, and the Dell Software Group. Accordingly, in the first quarter of Fiscal 2014, we will reassign goodwill to reporting units based on the new reporting structure using a relative fair value approach. We do not expect to incur any impairment charges related to goodwill as a result of this process.
Standard Warranty Liabilities — We record warranty liabilities at the time of sale for the estimated costs that may be incurred under the terms of the limited warranty. The liability for standard warranties is included in accrued and other current and other non-current liabilities on the Consolidated Statements of Financial Position. The specific warranty terms and conditions vary depending upon the product sold and the country in which we do business, but generally include technical support, parts, and labor over a period ranging from one to three years. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy our warranty obligation. The anticipated rate of warranty claims is the primary factor impacting our estimated warranty obligation. The other factors are less significant due to the fact that the average remaining aggregate warranty period of the covered installed base is approximately 16 months, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at pre-established amounts with service providers. Warranty claims are reasonably predictable based on historical experience of failure rates. If actual results differ from our estimates, we revise our estimated warranty liability to reflect such changes. Each quarter, we reevaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.
Income Taxes — We are subject to income tax in the U.S. and numerous foreign jurisdictions. Significant judgments are required in determining the consolidated provision for income taxes. We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide related valuation allowances for deferred tax assets, where appropriate. Significant judgment is required in determining any valuation allowance against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence for each jurisdiction, including past operating results, estimates of future taxable income, and the feasibility of ongoing tax planning strategies. In the event we determine all or part of the net deferred tax assets are not realizable in the future, we will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made.
Significant judgment is also required in evaluating our uncertain tax positions. While we believe our tax return positions are sustainable, we recognize tax benefits from uncertain tax positions in the financial statements only when it is more likely than not that the positions will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority's administrative practices and precedents. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties. We believe we have provided adequate reserves for all uncertain tax positions.
Loss Contingencies — We are subject to the possibility of various losses arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Third parties have in the past asserted, and may in the future assert, claims or initiate litigation related to exclusive patent, copyright, and other intellectual property rights to technologies and related standards that are relevant to us. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected.
Inventories — We state our inventory at the lower of cost or market. We record a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. We perform a detailed review of inventory each fiscal quarter that considers multiple factors, including demand forecasts, product life cycle status, product development plans, current sales levels, and component cost trends. The industries in which we compete are subject to demand changes. If future demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, we may be required to record additional write-downs, which would adversely affect our gross margin.

New Accounting Pronouncements

Intangibles- Goodwill and Other — In September 2011, the FASB issued new guidance that simplified how entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test becomes optional. Dell adopted this new guidance in the first quarter of Fiscal 2013. Goodwill is tested for impairment on an annual basis in the second fiscal quarter, or sooner if an indicator of impairment occurs. The adoption of this guidance did not impact Dell's Consolidated Financial Statements. See Note 8 of the Notes to the Consolidated Financial Statements included in “Part II - Item 8 - Financial Statements and Supplementary Data” for more information.

In July 2012, the FASB issued amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test. Otherwise, the quantitative test becomes optional. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Dell adopted this new guidance in the third quarter of the Fiscal 2013, and the adoption did not impact Dell's Consolidated Financial Statements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks.
Foreign Currency Risk

During Fiscal 2013, the principal foreign currencies in which we transacted business were the Euro, Chinese Renminbi, Japanese Yen, British Pound, Canadian Dollar, and Australian Dollar.  Our objective in managing our exposures to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations associated with foreign currency exchange rate changes on our earnings and cash flows. Accordingly, we utilize foreign currency option contracts and forward contracts to hedge our exposure on forecasted transactions and firm commitments for certain currencies. During Fiscal 2013, we hedged our exposures on more than 20 currencies.  We monitor our foreign currency exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions. However, there can be no assurance that our foreign currency hedging activities will continue to substantially offset the impact of fluctuations in currency exchange rates on our results of operations and financial position in the future.

Based on our foreign currency hedge instruments outstanding, which include designated and non-designated instruments, as of February 1, 2013 and February 3, 2012, we estimate a maximum potential one-day loss in fair value of approximately $39 million and $34 million, respectively, using a Value-at-Risk (“VAR”) model. By using market implied rates and incorporating volatility and correlation among the currencies of a portfolio, the VAR model simulates 3,000 randomly generated market prices and calculates the difference between the fifth percentile and the average as the Value-at-Risk. The VAR model is a risk estimation tool and is not intended to represent actual losses in fair value that will be incurred. Additionally, as we utilize foreign currency instruments for hedging forecasted and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Interest Rate Risk

We also are exposed to interest rate risk related to our debt and investment portfolios and financing receivables. We mitigate the risk related to our structured financing debt through the use of interest rate swaps to hedge the variability in cash flows related to the interest rate payments on such debt. See Note 6 of the Notes to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for more information on our interest rate swaps.

We mitigate the risks related to our investment portfolio by investing primarily in high credit quality securities, limiting the amount that can be invested in any single issuer, and investing in short -to- intermediate-term investments. Based on our investment portfolio and interest rates as of February 1, 2013, a 100 basis point increase in interest rates would have resulted in a decrease of approximately $42 million in the fair value of our investment portfolio, while a 100 basis point decrease in interest rates would have resulted in an increase of approximately $31 million in the fair value of our investments. As of February 3, 2012, a 100 basis point increase in interest rates would have resulted in a decrease of approximately $61 million in the fair value of our investment portfolio, while a 100 basis point decrease in interest rates would have resulted in an increase of approximately $48 million in the fair value of our investment portfolio. The slight decrease in our interest rate sensitivity from February 3, 2012 to February 1, 2013 was due to a shift in the duration of our portfolio to shorter-duration investments.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Dell Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dell Inc. and its subsidiaries (the "Company") at February 1, 2013 and February 3, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Austin, Texas
March 12, 2013

DELL INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	February 1, 2013	February 3, 2012
ASSETS
Current assets:
Cash and cash equivalents	$12,569	$13,852
Short-term investments	208	966
Accounts receivable, net	6,629	6,476
Short-term financing receivables, net	3,213	3,327
Inventories, net	1,382	1,404
Other current assets	3,967	3,423
Total current assets	27,968	29,448
Property, plant, and equipment, net	2,126	2,124
Long-term investments	2,565	3,404
Long-term financing receivables, net	1,349	1,372
Goodwill	9,304	5,838
Purchased intangible assets, net	3,374	1,857
Other non-current assets	854	490
Total assets	$47,540	$44,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$3,843	$2,867
Accounts payable	11,579	11,656
Accrued and other	3,644	3,740
Short-term deferred revenue	4,373	3,738
Total current liabilities	23,439	22,001
Long-term debt	5,242	6,387
Long-term deferred revenue	3,971	3,855
Other non-current liabilities	4,187	3,373
Total liabilities	36,839	35,616
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 3,413 and 3,390, respectively; shares outstanding: 1,738 and 1,761, respectively	12,554	12,187
Treasury stock at cost: 1,200 and 1,154 shares, respectively	(32,145)	(31,445)
Retained earnings	30,330	28,236
Accumulated other comprehensive loss	(59)	(61)
Total Dell stockholders’ equity	10,680	8,917
Noncontrolling interest	21	—
Total stockholders’ equity	10,701	8,917
Total liabilities and stockholders’ equity	$47,540	$44,533
 The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Fiscal Year Ended
	February 1, 2013	February 3, 2012	January 28, 2011
Net revenue:
Products	$44,744	$49,906	$50,002
Services, including software related	12,196	12,165	11,492
Total net revenue	56,940	62,071	61,494
Cost of net revenue:
Products	36,683	39,689	42,068
Services, including software related	8,071	8,571	8,030
Total cost of net revenue	44,754	48,260	50,098
Gross margin	12,186	13,811	11,396
Operating expenses:
Selling, general, and administrative	8,102	8,524	7,302
Research, development, and engineering	1,072	856	661
Total operating expenses	9,174	9,380	7,963
Operating income	3,012	4,431	3,433
Interest and other, net	(171)	(191)	(83)
Income before income taxes	2,841	4,240	3,350
Income tax provision	469	748	715
Net income	$2,372	$3,492	$2,635
Earnings per share:
Basic	$1.36	$1.90	$1.36
Diluted	$1.35	$1.88	$1.35
Cash dividends declared per common share	$0.16	$—	$—
Weighted-average shares outstanding:
Basic	1,745	1,838	1,944
Diluted	1,755	1,853	1,955
 The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended
	February 1, 2013	February 3, 2012	January 28, 2011
Net income	$2,372	$3,492	$2,635
Adjustment to consolidate variable interest entities	—	—	(1)

Other comprehensive income, net of tax
Foreign currency translation adjustments	(33)	(74)	79

Available-for-sale investments
Change in unrealized gains (losses)	7	42	—
Reclassification adjustment for net (gains) losses included in net income	(13)	(29)	(1)
Net change	(6)	13	(1)

Cash Flow Hedges
Change in unrealized gains (losses)	(18)	(119)	(254)
Reclassification adjustment for net (gains) losses included in net income	59	190	142
Net change	41	71	(112)

Total other comprehensive income (loss), net of tax benefit (expense) of $(8), $(1) and $2, respectively	2	10	(34)
Comprehensive income, net of tax	$2,374	$3,502	$2,600
The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended
	February 1, 2013	February 3, 2012	January 28, 2011
Cash flows from operating activities:
Net income	$2,372	$3,492	$2,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,144	936	970
Stock-based compensation expense	347	362	332
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	18	(5)	(4)
Deferred income taxes	(428)	19	(45)
Provision for doubtful accounts — including financing receivables	258	234	382
Other	19	21	26
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(150)	(53)	(707)
Financing receivables	(193)	(372)	(709)
Inventories	48	(52)	(248)
Other assets	(334)	(28)	516
Accounts payable	(74)	327	(151)
Deferred revenue	382	701	307
Accrued and other liabilities	(126)	(55)	665
Change in cash from operating activities	3,283	5,527	3,969
Cash flows from investing activities:
Investments:
Purchases	(2,615)	(4,656)	(1,360)
Maturities and sales	4,354	1,435	1,358
Capital expenditures	(513)	(675)	(444)
Proceeds from sale of facilities, land, and other assets	135	14	18
Purchase of financing receivables	—	—	(430)
Collections on purchased financing receivables	167	278	69
Acquisitions, net of cash received	(4,844)	(2,562)	(376)
Change in cash from investing activities	(3,316)	(6,166)	(1,165)
Cash flows from financing activities:
Repurchases of common stock	(724)	(2,717)	(800)
Cash dividends paid	(278)	—	—
Issuance of common stock under employee plans	52	40	12
Issuance (repayment) of commercial paper (maturity 90 days or less), net	(331)	635	(176)
Proceeds from debt	3,311	4,050	3,069
Repayments of debt	(3,248)	(1,435)	(1,630)
Other	8	4	2
Change in cash from financing activities	(1,210)	577	477
Effect of exchange rate changes on cash and cash equivalents	(40)	1	(3)
Change in cash and cash equivalents	(1,283)	(61)	3,278
Cash and cash equivalents at beginning of the period	13,852	13,913	10,635
Cash and cash equivalents at end of the period	$12,569	$13,852	$13,913
Income tax paid	$283	$408	$435
Interest paid	$279	$267	$188
The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock and Capital in Excess of Par Value
			Treasury Stock
	Issued Shares (a)	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dell Shareholder's Equity	Non-Controlling Interest	Total Equity
Balances at January 29, 2010	3,351	$11,472	919	$(27,904)	$22,110	$(37)	$5,641	$—	$5,641
Net income	—	—	—	—	2,635	—	2,635	—	2,635
Adjustment to consolidate variable interest entities	—	—	—	—	(1)	—	(1)	—	(1)
Change in net unrealized gain or loss on investments, net of taxes	—	—	—	—	—	(1)	(1)	—	(1)
Foreign currency translation adjustments	—	—	—	—	—	79	79	—	79
Change in net unrealized gain or loss on derivative instruments, net of taxes	—	—	—	—	—	(112)	(112)	—	(112)
Total comprehensive income	—	—	—	—	—	—	2,600	—	2,600
Stock issuances under employee plans and other(b)	18	7	—	—	—	—	7	—	7
Repurchases of common stock	—	—	57	(800)	—	—	(800)	—	(800)
Stock-based compensation related	—	332	—	—	—	—	332	—	332
Net tax shortfall from employee stock plans	—	(14)	—	—	—	—	(14)	—	(14)
Balances at January 28, 2011	3,369	11,797	976	(28,704)	24,744	(71)	7,766	—	7,766
Net income	—	—	—	—	3,492	—	3,492	—	3,492
Change in net unrealized gain or loss on investments, net of taxes	—	—	—	—	—	13	13	—	13
Foreign currency translation adjustments	—	—	—	—	—	(74)	(74)	—	(74)
Change in net unrealized gain or loss on derivative instruments, net of taxes	—	—	—	—	—	71	71	—	71
Total comprehensive income	—	—	—	—	—	—	3,502	—	3,502
Stock issuances under employee plans and other(b)	21	33	—	—	—	—	33	—	33
Repurchases of common stock	—	—	178	(2,741)	—	—	(2,741)	—	(2,741)
Stock-based compensation related	—	365	—	—	—	—	365	—	365
Net tax shortfall from employee stock plans	—	(8)	—	—	—	—	(8)	—	(8)
Balances at February 3, 2012	3,390	12,187	1,154	(31,445)	28,236	(61)	8,917	—	8,917
Net income	—	—	—	—	2,372	—	2,372	—	2,372
Change in net unrealized gain or loss on investments, net of taxes	—	—	—	—	—	(6)	(6)	—	(6)
Foreign currency translation adjustments	—	—	—	—	—	(33)	(33)	—	(33)
Change in net unrealized gain or loss on derivative instruments, net of taxes	—	—	—	—	—	41	41	—	41
Total comprehensive income	—	—	—	—	—	—	2,374	—	2,374
Stock issuances under employee plans and other(b)	23	36	—	—	—	—	36	—	36
Repurchases of common stock	—	—	46	(700)	—	—	(700)	—	(700)
Cash dividends declared	—	—	—	—	(278)	—	(278)	—	(278)
Stock-based compensation related	—	358	—	—	—	—	358	—	358
Net tax shortfall from employee stock plans	—	(27)	—	—	—	—	(27)	—	(27)
Noncontrolling interest assumed through acquisitions	—	—	—	—	—	—	—	21	21
Balances at February 1, 2013	3,413	$12,554	1,200	$(32,145)	$30,330	$(59)	$10,680	$21	$10,701

(a) Issued shares include 475 million shares of common stock that were issued to a wholly-owned subsidiary during Fiscal 2007. As these shares are held by a wholly-owned subsidiary, they are not included in outstanding shares in our Consolidated Financial Statements.
(b) Stock issuance under employee plans is net of shares withheld for employee taxes.
The accompanying notes are an integral part of these consolidated financial statements.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business — Dell Inc., a Delaware corporation (both individually and together with its consolidated subsidiaries, “Dell”), offers a broad range of technology solutions, including servers and networking products, storage products, services, software and peripherals, mobility products, and desktop PCs. Dell's business segments are Large Enterprise, Public, Small and Medium Business ("SMB"), and Consumer. References to the Commercial business refer to Large Enterprise, Public, and SMB.
Fiscal Year — Dell's fiscal year is the 52 or 53 week period ending on the Friday nearest January 31. The fiscal year ended February 1, 2013 ("Fiscal 2013") included 52 weeks, while the fiscal years ended February 3, 2012 ("Fiscal 2012") and January 28, 2011 ("Fiscal 2011") included 53 weeks and 52 weeks, respectively.
Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Dell Inc. and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions and balances have been eliminated.
Segment Realignment — In the first quarter of Fiscal 2013, Dell made certain segment realignments in order to conform to the way Dell managed segment performance through Fiscal 2013.  These realignments affected all of Dell's operating segments, but primarily consisted of the transfer of small office business customers from its SMB operating segment to its Consumer segment.  Dell has recast prior period amounts to provide visibility and comparability.  None of these changes impact Dell's previously reported consolidated net revenue, gross margin, operating income, net income, or earnings per share. See Note 15 of the Notes to the Consolidated Financial Statements for additional information on Dell's operating segments.
Reclassifications — Certain prior year amounts have been reclassified from accrued and other liabilities and other non-current liabilities on the Consolidated Statements of Financial Position to short-term deferred revenue and long-term deferred revenue, respectively, to conform to the current year presentation. Prior period amounts on the Consolidated Statements of Cash Flows have also been reclassified to conform to the current period presentation.
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
Dell reviews its investment portfolio quarterly to determine if any investment is other than temporarily impaired. Dell determines an impairment is other than temporary when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery in value or it is not expected to recover its entire amortized cost basis (“credit-related loss”). However, if Dell does not expect to sell a debt security, it still evaluates expected cash flows to be received and determines if a credit-related loss exists. In the event of a credit-related loss, only the amount of impairment associated with the credit-related loss is recognized in earnings. Amounts relating to factors other than credit-related losses are recorded as a component of stockholders' equity. See Note 3 of the Notes to the Consolidated Financial Statements for additional information.
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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financing Receivables —
Financing receivables are presented net of allowance for losses and consist of customer receivables and residual interest. Customer receivables include revolving loans and fixed-term leases and loans resulting primarily from the sale of Dell products and services. Based on how Dell assesses risk and determines the appropriate allowance levels, Dell has two portfolio segments: (1) fixed-term leases and loans and (2) revolving loans. The portfolio segments are further segregated into classes based on products, customer type, and credit risk evaluation: (1) Revolving - Dell Preferred Account (“DPA”); (2) Revolving - Dell Business Credit (“DBC”); (3) Fixed-term - consumer and small commercial; and (4) Fixed-term - medium and large commercial. Fixed-term leases and loans are offered to qualified small and medium-sized businesses, large commercial accounts, governmental organizations, and educational entities. Additionally, fixed-term loans are also offered to certain individual consumer customers. Revolving loans are offered under private label credit financing programs. The DPA revolving loans programs are offered to individual consumers and the DBC revolving loan programs are offered to small and medium-sized business customers.
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
Allowance for Financing Receivables Losses
Dell recognizes an allowance for losses on financing receivables in an amount equal to the probable losses net of recoveries. The allowance for losses is generally determined at the aggregate portfolio level based on a variety of factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. Customer account principal and interest are charged to the allowance for losses when an account is deemed to be uncollectible or generally when the account is 180 days delinquent. While Dell does not generally place financing receivables on non-accrual status during the delinquency period, accrued interest is included in the allowance for loss calculation, and therefore, Dell is adequately reserved in the event of charge off. Recoveries on receivables previously charged off as uncollectible are recorded to the allowance for financing receivables losses. The expense associated with the allowance for financing receivables losses is recognized as cost of net revenue. Both fixed and revolving receivable loss rates are affected by macro-economic conditions, including the level of GDP growth, unemployment rates, the level of commercial capital equipment investment, and the credit quality of the borrower.
Asset Securitization
Dell enters into securitization transactions to transfer certain financing receivables to Special Purpose Entities ("SPEs") that meet the definition of a Variable Interest Entity ("VIE"). During Fiscal 2011, Dell adopted accounting guidance that requires an entity to perform an ongoing analysis to determine whether it has a controlling financial interest in these entities. As a result of this analysis, Dell determined that it has a controlling financial interest in its SPEs, and therefore, consolidated them into Dell's Consolidated Statements of Financial Position as of January 28, 2011. The asset securitizations in these SPEs are being accounted for as secured borrowings. See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the impact of the consolidation.
Inventories — Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances.
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
Software Development Costs — Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with authoritative guidance until the product is available for general release. Software development costs incurred subsequent to a product establishing technological feasibility are usually not significant, and accordingly, no significant software development costs have been capitalized as of February 1, 2013 or February 3, 2012.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Business Combinations  — Dell accounts for business combinations using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase prices allocable to goodwill.  Any subsequent changes to any purchase price allocations that are material to Dell's consolidated financial results will be adjusted retroactively. All acquisition costs are expensed as incurred. In-process research and development costs are recorded at fair value as an indefinite-lived intangible asset and assessed for impairment thereafter until completion, at which point the asset is amortized over its expected useful life. Separately recognized transactions associated with business combinations are generally expensed subsequent to the acquisition date. The results of operations of acquired businesses are included in the Consolidated Financial Statements from the acquisition date.
Intangible Assets Including Goodwill — Identifiable intangible assets with finite lives are amortized over their estimated useful lives. They are generally amortized on a non-straight-line approach based on the associated projected cash flows in order to match the amortization pattern to the pattern in which the economic benefits of the assets are expected to be consumed. Intangible assets are reviewed for impairment if indicators of potential impairment exist. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in the second fiscal quarter, or sooner if an indicator of impairment occurs.
Foreign Currency Translation — The majority of Dell's international sales are made by international subsidiaries, most of which have the U.S. dollar as their functional currency. Dell's subsidiaries that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. Revenue and expenses from these international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur. These translations resulted in cumulative foreign currency translation gains (losses) of $(68) million, $(35) million, and $39 million as of February 1, 2013, February 3, 2012, and January 28, 2011, respectively, and are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of monetary assets and liabilities are included in interest and other, net. See Note 6 of the Notes to the Consolidated Financial Statements for additional information.
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
All derivative instruments are recognized as either assets or liabilities in the Consolidated Statements of Financial Position and are measured at fair value. Hedge accounting is applied based upon the criteria established by accounting guidance for derivative instruments and hedging activities. Derivatives are assessed for hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. Any hedge ineffectiveness is recognized currently in earnings as a component of interest and other, net. Dell's hedge portfolio includes derivatives designated as both cash flow and fair value hedges.
For derivative instruments that are designated as cash flow hedges, hedge ineffectiveness is measured by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item, both of which are based on forward rates. Dell records the effective portion of the gain or loss on the derivative instrument in

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Cash flows from derivative instruments are presented in the same category on the Consolidated Statements of Cash Flows as the cash flows from the underlying hedged items. See Note 6 of the Notes to the Consolidated Financial Statements for a description of Dell's derivative financial instrument activities.

Revenue Recognition — Net revenues include sales of hardware, services, software, and peripherals. Dell recognizes revenue for these products and services when it is realized or realizable and earned. Revenue is considered realized and earned when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; Dell's fee to its customer is fixed and determinable; and collection of the resulting receivable is reasonably assured.

Revenue from third-party software sales and extended warranties for third-party products, for which Dell does not meet the criteria for gross revenue recognition, is recognized on a net basis. All other revenue is recognized on a gross basis.

Services revenue and cost of services revenue captions on the Consolidated Statements of Income include Dell's services, third-party software revenue, and support services related to Dell-owned software offerings.

Multiple Deliverables
Dell's multiple deliverable arrangements include hardware products that are sold with essential software or services such as extended warranty, installation, maintenance, and other services contracts. Dell's service contracts may include a combination of services arrangements, including support and deployment services, infrastructure, cloud and security services, and applications and business process services. The nature and terms of these multiple deliverable arrangements will vary based on the customized needs of Dell's customers.

The deliverables included in Dell's multiple deliverable arrangements typically represent a separate unit of accounting. Accordingly, consideration is allocated to these deliverables based on each unit's relative selling price. The hierarchy used to determine the selling price of a deliverable is: (1) vendor specific objective evidence (“VSOE”), (2) third-party evidence of selling price (“TPE”), and (3) best estimate of the selling price (“ESP”). In instances where Dell cannot establish VSOE, Dell establishes TPE by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers.

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Services
Services include a broad range of configurable IT and business services, including support and deployment services, infrastructure, cloud, and security services, and applications and business process services. Revenue is recognized for services contracts as earned, which is generally on a straight-line basis over the term of the contract or on a proportional performance basis as the services are rendered and Dell's obligations are fulfilled. Revenue from time and materials or cost-plus contracts is recognized as the services are performed. Revenue from fixed price contracts is recognized on a straight-line basis, unless revenue is earned and obligations are fulfilled in a different pattern. These service contracts may include provisions for cancellation, termination, refunds, or service level adjustments. These contract provisions would not have a significant impact on recognized revenue as Dell generally recognizes revenue for these contracts as the services are performed.

For sales of extended warranties with a separate contract price, Dell defers revenue equal to the separately stated price. Revenue associated with undelivered elements is deferred and recorded when delivery occurs or services are provided. Revenue from extended warranty and service contracts, for which Dell is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract on a straight-line basis or when the service is completed, and the costs associated with these contracts are recognized as incurred.

Software
Dell recognizes revenue in accordance with industry specific software accounting guidance for all software and PCS that are not essential to the functionality of the hardware. Accounting for software that is essential to the functionality of the hardware is accounted for as specified above under “Multiple Deliverables.” Dell has not established vendor specific objective evidence ("VSOE") of fair value for the undelivered elements of third-party software offerings. For the majority of Dell-owned software offerings, Dell has established VSOE to support a separation of the software license and PCS elements. VSOE of the PCS element is determined by reference to the prices customers pay for support when it is sold separately. In instances where VSOE is established, Dell recognizes revenue from the sale of software licenses at the time of initial sale, assuming all of the above criteria have been met, and revenue from the PCS element over the maintenance period. When Dell has not established VSOE to support a separation of the software license and PCS elements, the revenue and related costs are generally recognized over the term of the agreement.

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
Standard Warranty Liabilities — Dell records warranty liabilities for its standard limited warranty at the time of sale for the estimated costs that may be incurred under its limited warranty. The liability for standard warranties is included in accrued and other current and other non-current liabilities on the Consolidated Statements of Financial Position. The specific warranty

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

terms and conditions vary depending upon the product sold and the country in which Dell does business, but generally includes technical support, parts, and labor over a period ranging from one to three years. Factors that affect Dell's warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy Dell's warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the estimated warranty obligation. The other factors are less significant due to the fact that the average remaining aggregate warranty period of the covered installed base is approximately 16 months, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at pre-established amounts with service providers. Warranty claims are relatively predictable based on historical experience of failure rates. If actual results differ from the estimates, Dell revises its estimated warranty liability. Each quarter, Dell reevaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Deferred Revenue — Deferred revenue represents amounts received in advance for extended warranty services, amounts due or received from customers under a legally binding commitment prior to services being rendered, deferred revenue related to Dell-owned software offerings, as well as other deferred revenue. Other deferred revenue primarily consists of deferred profit on third-party software offerings. See Note 16 of the Notes to the Consolidated Financial Statements for further information on deferred revenue.
Vendor Rebates and Settlements — Dell may receive consideration from vendors in the normal course of business. Certain of these funds are rebates of purchase price paid and others are related to reimbursement of costs incurred by Dell to sell the vendor's products. Dell recognizes a reduction of cost of goods sold and inventory if the funds are a reduction of the price of the vendor's products. If the consideration is a reimbursement of costs incurred by Dell to sell or develop the vendor's products, then the consideration is classified as a reduction of that cost in the Consolidated Statements of Income, most often operating expenses. In order to be recognized as a reduction of operating expenses, the reimbursement must be for a specific, incremental, identifiable cost incurred by Dell in selling the vendor's products or services.
In addition, Dell may settle commercial disputes with vendors from time to time. Claims for loss recoveries are recognized when a loss event has occurred, recovery is considered probable, the agreement is finalized, and collectability is assured. Amounts received by Dell from vendors for loss recoveries are generally recorded as a reduction of cost of goods sold.
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
Selling, General, and Administrative — Selling expenses include items such as sales salaries and commissions, marketing and advertising costs, and contractor services. Advertising costs are expensed as incurred and were $833 million, $860 million, and $730 million, during Fiscal 2013, Fiscal 2012, and Fiscal 2011, respectively. Advertising costs are included in selling, general, and administrative expenses in the Consolidated Statements of Income. General and administrative expenses include items for Dell's administrative functions, such as finance, legal, human resources, and information technology support. These functions include costs for items such as salaries, maintenance and supplies, insurance, depreciation expense, and allowance for doubtful accounts.
Research, Development, and Engineering Costs — Research, development, and engineering costs are expensed as incurred. Research, development, and engineering expenses primarily include payroll and headcount-related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.
Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Dell calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. Dell provides valuation allowances for deferred tax assets, where appropriate. In assessing the need for a valuation allowance, Dell considers all available evidence for each jurisdiction, including past operating results, estimates of future taxable income, and the feasibility of ongoing tax planning strategies. In the event Dell determines all or part of the net deferred tax assets are not realizable in the future, Dell will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made.

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
Earnings Per Share — Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. See Note 12 of the Notes to the Consolidated Financial Statements for further information on earnings per share.
Stock-Based Compensation — Dell measures stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards at grant date.  The cost of restricted stock units and performance-based restricted stock units is determined using the fair market value of Dell's common stock on the date of grant.  For stock options granted under Dell's Incentive Plans, Dell typically estimates the fair value of the awards using the Black-Scholes valuation model. For stock options assumed through business acquisitions, Dell uses the lattice binomial valuation model to estimate the fair value of the assumed award. The compensation costs of stock options, restricted stock units, and awards with a cliff vesting feature are recognized net of any estimated forfeitures on a straight-line basis over the employee requisite service period.  Compensation cost for performance-based awards is recognized on a graded accelerated basis net of estimated forfeitures over the requisite service period when achievement of the performance conditions is considered probable.  Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for differences in actual forfeitures from those estimates.  See Note 14 of the Notes to the Consolidated Financial Statements for further discussion of stock-based compensation.
Recently Issued Accounting Pronouncements
Comprehensive Income — In June 2011, the Financial Accounting Standards Board (the "FASB") issued new guidance on the presentation of comprehensive income. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires an entity to present either one continuous statement of net income and other comprehensive income or two separate, but consecutive statements. This new guidance relates only to presentation. Dell began presenting a separate Condensed Consolidated Statement of Comprehensive Income in the first quarter of Fiscal 2013. In February 2013, the FASB issued new guidance on reporting reclassifications out of accumulated other comprehensive income. This new guidance will be effective for Dell for the first quarter of the fiscal year ending January 31, 2014. Other than requiring additional disclosures, Dell does not expect this new guidance to impact Dell's Consolidated Financial Statements.

Intangibles- Goodwill and Other — In September 2011, the FASB issued new guidance that simplified how entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test becomes optional. Dell adopted this new guidance in the first quarter of Fiscal 2013. Goodwill is tested for impairment on an annual basis in the second fiscal quarter, or sooner if an indicator of impairment occurs. The adoption of this guidance did not impact Dell's Consolidated Financial Statements. See Note 8 of the Notes to the Consolidated Financial Statements for more information.

In July 2012, the FASB issued amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test. Otherwise, the quantitative test becomes optional. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Dell adopted this new guidance in the third quarter of the Fiscal 2013, and the adoption did not impact Dell's Consolidated Financial Statements.

Disclosures about Offsetting Assets and Liabilities — In January 2013, the FASB issued amended guidance that will enhance disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its derivative instruments, repurchase agreements, and securities lending transactions. This new guidance requires the disclosure of the gross amounts subject to rights of offset, amounts offset in accordance with the accounting standards followed, and the related net exposure. This new guidance will be effective for Dell for the first quarter of the fiscal year ending January 31, 2014. Early

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adoption is not permitted. Other than requiring additional disclosures, Dell does not expect this new guidance to impact Dell's Consolidated Financial Statements.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — FAIR VALUE MEASUREMENTS
The following table presents Dell's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of February 1, 2013, and February 3, 2012:

	February 1, 2013				February 3, 2012
	Level 1(a)	Level 2 (a)	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
				(in millions)
Assets:
Cash equivalents:
Money market funds	$8,869	$—	$—	$8,869	$8,370	$—	$—	$8,370
Commercial paper	—	—	—	—	—	2,011	—	2,011
U.S. corporate	—	—	—	—	—	5	—	5
Debt securities:
Non- U.S. government and agencies	—	96	—	96	—	94	—	94
Commercial paper	—	6	—	6	—	434	—	434
U.S. corporate	—	1,701	—	1,701	—	2,668	—	2,668
International corporate	—	700	—	700	—	1,055	—	1,055
Equity and other securities	1	112	—	113	2	105	—	107
Derivative instruments	—	68	—	68	—	140	—	140
Total assets	$8,870	$2,683	$—	$11,553	$8,372	$6,512	$—	$14,884
Liabilities:
Derivative instruments	$—	$16	$—	$16	$—	$17	$—	$17
Total liabilities	$—	$16	$—	$16	$—	$17	$—	$17
____________________
(a) Dell did not transfer any securities between levels during the fiscal year ended February 1, 2013 or during the fiscal year ended February 3, 2012.

The following section describes the valuation methodologies Dell uses to measure financial instruments at fair value:
Cash Equivalents — The majority of Dell's cash equivalents in the above table consist of money market funds and corporate commercial paper, all with original maturities of 90 days or less and valued at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. Dell reviews security pricing and assesses liquidity on a quarterly basis.
Debt Securities — The majority of Dell's debt securities consist of various fixed income securities such as U.S. corporate, international corporate, and non-U.S. government and agencies. Valuation is based on pricing models whereby all significant inputs, including benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers, and other market related data, are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. Inputs are documented in accordance with the fair value measurements hierarchy. Dell reviews security pricing and assesses liquidity on a quarterly basis. See Note 3 of the Notes to the Consolidated Financial Statements for additional information about investments.
Equity and Other Securities — The majority of Dell's investments in equity and other securities that are measured at fair value on a recurring basis consist of various mutual funds held in Dell's Deferred Compensation Plan. See Note 14 of the Notes to the Consolidated Financial Statements for additional information about Dell's Deferred Compensation Plan. The valuation of these securities is based on pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The valuation for the Level 1 position is based on quoted prices in active markets.
Derivative Instruments — Dell's derivative financial instruments consist primarily of foreign currency forward and purchased option contracts and interest rate swaps. The fair value of the portfolio is determined using valuation models based on market observable inputs, including interest rate curves, forward and spot prices for currencies, and implied volatilities. Credit risk is

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

factored into the fair value calculation of Dell's derivative instrument portfolio. For interest rate derivative instruments, credit risk is determined at the contract level with the use of credit default spreads of either Dell, when in a net liability position, or the relevant counterparty, when in a net asset position. For foreign exchange derivative instruments, credit risk is determined in a similar manner, except that the credit default spread is applied based on the net position of each counterparty with the use of the appropriate credit default spreads. See Note 6 of the Notes to the Consolidated Financial Statements for a description of Dell's derivative financial instrument activities.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis — Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the recurring fair value table above. These assets consist primarily of investments accounted for under the cost method and non-financial assets such as goodwill and intangible assets. Investments accounted for under the cost method included in equity and other securities approximated $157 million and $12 million as of February 1, 2013, and February 3, 2012, respectively. Dell acquired privately held investments in conjunction with its acquisition of Quest Software, Inc. during the third quarter of Fiscal 2013 that are accounted for under the cost method. The fair value of these investments was $111 million as of the date of acquisition. See Note 7 of the Notes to the Consolidated Financial Statements for additional information about this acquisition. Goodwill, intangible assets, and investments accounted for under the cost method are measured at fair value initially and subsequently when there is an indicator of impairment and the impairment is recognized. See Note 8 of the Notes to the Consolidated Financial Statements for additional information about goodwill and intangible assets.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — INVESTMENTS

The following table summarizes, by major security type, the carrying value and amortized cost of Dell's investments. All debt security investments with remaining maturities in excess of one year and substantially all equity and other securities are recorded as long-term investments in the Consolidated Statements of Financial Position.

	February 1, 2013				February 3, 2012
	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)
	(in millions)

Investments:
Non- U.S. government and agencies	$13	$13	$—	$—	$24	$24	$—	$—
Commercial paper	6	6	—	—	434	434	—	—
U.S. corporate	113	112	1	—	336	335	1	—
International corporate	76	76	—	—	172	172	—	—
Total short-term investments	208	207	1	—	966	965	1	—

Non- U.S. government and agencies	83	83	—	—	70	70	—	—
U.S. corporate	1,588	1,580	9	(1)	2,332	2,322	12	(2)
International corporate	624	620	4	—	883	880	4	(1)
Equity and other securities	270	270	—	—	119	119	—	—
Total long-term investments	2,565	2,553	13	(1)	3,404	3,391	16	(3)
Total investments	$2,773	$2,760	$14	$(1)	$4,370	$4,356	$17	$(3)

Dell's investments in debt securities are classified as available-for-sale securities, which are carried at fair value. Equity and other securities primarily relate to investments held in Dell's Deferred Compensation Plan, which are classified as trading securities and carried at fair value, and investments accounted for under the cost method. The fair value of Dell's portfolio can be affected by interest rate movements, credit, and liquidity risks. Dell's investments in debt securities have contractual maturities of three years or less.

During Fiscal 2013, Fiscal 2012, and Fiscal 2011, gross realized gains recognized in interest and other, net were $36 million, $49 million, and $7 million, respectively. Dell recognized gross realized losses of $1 million, $41 million, and $1 million, respectively, during the same periods.

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

•
Fixed-term sales-type leases and loans — Dell enters into sales-type lease arrangements with customers who desire lease financing. Leases with business customers have fixed terms of generally two to four years. Future maturities of minimum lease payments at February 1, 2013, were as follows: Fiscal 2014 - $1,191 million; Fiscal 2015 - $750 million; Fiscal 2016 - $322 million; Fiscal 2017 - $40 million; Fiscal 2018 and beyond - $5 million. Dell also offers fixed-term loans to qualified small businesses, large commercial accounts, governmental organizations, educational entities, and certain individual consumer customers. These loans are repaid in equal payments including interest and have defined terms of generally three to four years.

The following table summarizes the components of Dell's customer financing receivables segregated by portfolio segment as of February 1, 2013, and February 3, 2012:

	February 1, 2013			February 3, 2012
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing Receivables, net:
Customer receivables, gross	$1,834	$2,535	$4,369	$2,096	$2,443	$4,539
Allowances for losses	(169)	(23)	(192)	(179)	(23)	(202)
Customer receivables, net	1,665	2,512	4,177	1,917	2,420	4,337
Residual interest	—	385	385	—	362	362
Financing receivables, net	$1,665	$2,897	$4,562	$1,917	$2,782	$4,699
Short-term	$1,665	$1,548	$3,213	$1,917	$1,410	$3,327
Long-term	—	1,349	1,349	—	1,372	1,372
Financing receivables, net	$1,665	$2,897	$4,562	$1,917	$2,782	$4,699

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the changes in the allowance for financing receivable losses for the respective periods:

	Fiscal Year Ended
	February 1, 2013			February 3, 2012			January 28, 2011
	Revolving	Fixed- term	Total	Revolving	Fixed- term	Total	Revolving	Fixed- term	Total
	(in millions)
Allowance for financing receivable losses:
Balance at beginning of period	$179	$23	$202	$214	$27	$241	$224	$13	$237
Incremental allowance due to VIE consolidation	—	—	—	—	—	—	—	16	16
Principal charge-offs	(179)	(18)	(197)	(204)	(9)	(213)	(233)	(18)	(251)
Interest charge-offs	(34)	—	(34)	(38)	—	(38)	(46)	—	(46)
Recoveries	59	4	63	64	4	68	27	—	27
Provision charged to income statement	144	14	158	143	1	144	242	16	258
Balance at end of period	$169	$23	$192	$179	$23	$202	$214	$27	$241

The following table summarizes the aging of Dell's customer financing receivables, gross, including accrued interest, as of February 1, 2013, and February 3, 2012, segregated by class:

	February 1, 2013				February 3, 2012
	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total
	(in millions)
Revolving — DPA	$1,322	$163	$54	$1,539	$1,521	$195	$67	$1,783
Revolving — DBC	264	25	6	295	272	33	8	313
Fixed term — Consumer and Small Commercial	310	16	1	327	324	18	5	347
Fixed-term — Medium and Large Commercial	2,015	172	21	2,208	1,946	136	14	2,096
Total customer receivables, gross	$3,911	$376	$82	$4,369	$4,063	$382	$94	$4,539

DFS Acquisitions

In Fiscal 2011, Dell purchased a portfolio of revolving loan receivables for $430 million from CIT Group Inc. (“CIT”) that consisted of revolving Dell customer account balances.  In Fiscal 2012, Dell entered into a definitive agreement to acquire CIT Vendor Finance's Dell-related financing assets portfolio and sales and servicing functions in Europe. The acquisition of these assets will enable global expansion of Dell's direct finance model. Subject to customary closing, regulatory, and other conditions, Dell expects to complete this transaction in Fiscal 2014.

Credit Quality

The following tables summarize customer receivables, gross, including accrued interest by credit quality indicator segregated by class, as of February 1, 2013, and February 3, 2012. The categories shown in the tables below segregate customer receivables based on the relative degrees of credit risk. The credit quality categories cannot be compared between the different classes as loss experience in each class varies substantially. The credit quality indicators for DPA revolving accounts are primarily as of each quarter-end date, and all others are generally updated on a periodic basis.

For the DPA revolving receivables shown in the table below, Dell makes credit decisions based on propriety scorecards, which include the customer's credit history, payment history, credit usage, and other credit agency-related elements. The higher

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

quality category includes prime accounts generally of a higher credit quality that are comparable to U.S. customer FICO scores of 720 or above. The mid-category represents the mid-tier accounts that are comparable to U.S. FICO scores from 660 to 719. The lower category is generally sub-prime and represents lower credit quality accounts that are comparable to FICO scores below 660.

	February 1, 2013				February 3, 2012
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DPA	$201	$435	$903	$1,539	$248	$492	$1,043	$1,783

For the receivables shown in the table below, an internal grading system is utilized that assigns a credit level score based on a number of considerations, including liquidity, operating performance, and industry outlook. The higher category includes receivables that are generally within Dell's top credit quality levels, which typically have the lowest loss experience. The middle category generally falls within the mid-tier credit levels, and the lower category generally falls within Dell's bottom credit levels, which experience higher loss rates. The grading criteria and classifications are different between the fixed-term and revolving products as the loss performance varies between these product and customer sets. Therefore, the credit levels are not comparable between the consumer and small commercial fixed-term class and the DBC revolving class.

	February 1, 2013				February 3, 2012
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DBC	$99	$88	$108	$295	$111	$98	$104	$313
Fixed-term — Consumer and Small Commercial (a)	$90	$117	$120	$327	$97	$120	$130	$347
____________________
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

For the receivables in the table below, an internal grading system is also utilized that assigns a credit level score based on liquidity, operating performance, and industry outlook. Dell's internal credit level scoring has been aggregated to their most comparable external commercial rating agency equivalents. Investment grade generally represents the highest credit quality accounts, non-investment grade represents middle quality accounts, and sub-standard represents the lowest quality accounts.

	February 1, 2013				February 3, 2012
	Investment	Non-Investment	Sub-Standard	Total	Investment	Non-Investment	Sub-Standard	Total
	(in millions)
Fixed-term — Medium and Large Commercial	$1,355	$582	$271	$2,208	$1,504	$363	$229	$2,096

Asset Securitizations and Sales

Dell transfers certain U.S. customer financing receivables to SPEs which meet the definition of a VIE and are consolidated into Dell's Consolidated Financial Statements. These SPEs are bankruptcy remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer receivables in the capital markets. These SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Dell's risk of loss related to securitized receivables is limited to the amount of Dell's right to receive collections for assets securitized exceeding the amount required to pay interest, principal, and other fees and expenses related to the asset-backed securities. Dell provides credit enhancement to the securitization in the form of over-collateralization. Customer receivables

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

funded via securitization through SPEs were $2.0 billion, $2.3 billion, and $1.9 billion, during Fiscal 2013, Fiscal 2012, and Fiscal 2011, respectively.

The following table shows financing receivables held by the consolidated VIEs:

	February 1, 2013	February 3, 2012
	(in millions)
Financing receivables held by consolidated VIEs, net:
Short-term, net	$1,089	$1,096
Long-term, net	386	429
Financing receivables held by consolidated VIEs, net	$1,475	$1,525

Dell's securitization programs are generally effective for 12 months and are subject to an annual renewal process. These programs contain standard structural features related to the performance of the securitized receivables. The structural features include defined credit losses, delinquencies, average credit scores, and excess collections above or below specified levels. In the event one or more of these criteria are not met and Dell is unable to restructure the program, no further funding of receivables will be permitted and the timing of Dell's expected cash flows from over-collateralization will be delayed. At February 1, 2013, these criteria were met.
Dell sells selected fixed-term financing receivables to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure. For the fiscal years ended February 1, 2013, February 3, 2012, and January 28, 2011, the amount of the receivables sold was $375 million, $221 million, and $153 million, respectively.
Structured Financing Debt
The structured financing debt related to the fixed-term lease and loan, and revolving loan securitization programs was $1.3 billion as of both February 1, 2013 and February 3, 2012. The debt is collateralized solely by the financing receivables in the programs. The debt has a variable interest rate and an average duration of 12 to 36 months based on the terms of the underlying financing receivables. As of February 1, 2013, the total debt capacity related to the securitization programs was $1.5 billion. Dell's securitization programs are structured to operate near their debt capacity. See Note 5 of the Notes to the Consolidated Financial Statements for additional information regarding the structured financing debt.
Dell enters into interest rate swap agreements to effectively convert a portion of the structured financing debt from a floating rate to a fixed rate.  The interest rate swaps qualify for hedge accounting treatment as cash flow hedges.  See Note 6 of the Notes to the Consolidated Financial Statements for additional information about interest rate swaps.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — BORROWINGS
The following table summarizes Dell's outstanding debt as of the dates indicated:

	February 1, 2013	February 3, 2012
	(in millions)
Long-Term Debt
Senior Notes
$400 million issued on June 10, 2009, at 3.375% due June 2012 (“2012 Notes”)(a)	$—	$400
$600 million issued on April 17, 2008, at 4.70% due April 2013 (“2013A Notes”)(a)(b)	601	605
$500 million issued on September 7, 2010, at 1.40% due September 2013	500	499
$500 million issued on April 1, 2009, at 5.625% due April 2014 (b)	500	500
$300 million issued on March 28, 2011, with a floating rate due April 2014 (“2014B Notes”)	300	300
$400 million issued on March 28, 2011, at 2.10% due April 2014	400	400
$700 million issued on September 7, 2010, at 2.30% due September 2015 (b)	702	701
$400 million issued on March 28, 2011, at 3.10% due April 2016 (b)	402	401
$500 million issued on April 17, 2008, at 5.65% due April 2018 (b)	502	501
$600 million issued on June 10, 2009, at 5.875% due June 2019 (b)	604	602
$400 million issued on March 28, 2011, at 4.625% due April 2021	398	398
$400 million issued on April 17, 2008, at 6.50% due April 2038	400	400
$300 million issued on September 7, 2010, at 5.40% due September 2040	300	300
Senior Debentures
$300 million issued on April 3, 1998, at 7.10% due April 2028 ("Senior Debentures")(a)	379	384
Other
Long-term structured financing debt	872	920
Less: current portion of long-term debt	(1,618)	(924)
Total long-term debt	5,242	6,387
Short-Term Debt
Commercial paper	1,807	1,500
Short-term structured financing debt	416	440
Current portion of long-term debt	1,618	924
Other	2	3
Total short-term debt	3,843	2,867
Total debt	$9,085	$9,254
____________________
(a) Includes the impact of interest rate swap terminations.
(b) Includes hedge accounting adjustments.

As of February 1, 2013, the total carrying value and estimated fair value of outstanding senior notes and debentures, including the current portion, was approximately $6.0 billion and $5.9 billion, respectively. This is compared to a carrying value and estimated fair value of $6.4 billion and $6.9 billion, respectively, as of February 3, 2012. The fair value of outstanding senior notes and debentures was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy. The fair values of the structured financing debt, commercial paper, and other short-term debt approximate their carrying values. Interest on the senior notes and debentures is payable semiannually, except for the floating rate 2014B Notes which accrue interest that is payable quarterly. The carrying value of the Senior Debentures, the 2012 Notes and the 2013A Notes, includes an unamortized amount related to the termination of interest rate swap agreements, which were previously designated as hedges of the debt. See Note 6 of the Notes to the Consolidated Financial Statements for additional information about interest rate swaps. The weighted average interest rate for the short-term structured financing debt and other as of February 1, 2013, and February 3, 2012, was 1.00% and 0.98%, respectively.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Structured Financing Debt — As of February 1, 2013, Dell had $1.3 billion outstanding in structured financing related debt, which was primarily related to the fixed-term lease and loan, and revolving loan securitization programs. Of the $872 million outstanding in long-term structured financing debt, which is primarily related to the fixed-term lease and loan programs, $517 million was classified as current as of February 1, 2013. See Note 4 and Note 6 of the Notes to the Consolidated Financial Statements for further discussion of the structured financing debt and the interest rate swap agreements that hedge a portion of that debt.

Aggregate future maturities of long-term debt at face value were as follows as of February 1, 2013:

	Maturities by Fiscal Year
	2014	2015	2016	2017	2018	Thereafter	Total
				(in millions)
Aggregate future maturities of long-term debt outstanding	$1,617	$1,465	$790	$400	$—	$2,500	$6,772

Commercial Paper — As of February 1, 2013, and February 3, 2012, there was $1.8 billion and $1.5 billion, respectively, outstanding under the commercial paper program. The weighted average interest rate on outstanding commercial paper as of February 1, 2013, and February 3, 2012, was 0.38% and 0.23%, respectively. Dell has $3.0 billion in senior unsecured revolving credit facilities, primarily to support its $2.5 billion commercial paper program. Of these credit facilities, $1.0 billion will expire on April 2, 2013, and $2.0 billion will expire on April 15, 2015. There were no outstanding advances under the revolving credit facilities as of February 1, 2013.

The indentures governing the Notes, the Senior Debentures, and the structured financing debt contain customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, and certain events of bankruptcy and insolvency. The indentures also contain covenants limiting Dell's ability to create certain liens; enter into sale-and-lease back transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to, another person. The senior unsecured revolving credit facilities require compliance with conditions that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio.  Dell was in compliance with all financial covenants as of February 1, 2013.

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative Instruments

As part of its risk management strategy, Dell uses derivative instruments, primarily forward contracts and purchased options, to hedge certain foreign currency exposures and interest rate swaps to manage the exposure of its debt portfolio to interest rate risk. Dell's objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge the exposures, thereby reducing volatility of earnings and protecting the fair values of assets and liabilities. Dell assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative and recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in earnings as a component of interest and other, net. Hedge ineffectiveness and amounts not included in the assessment of effectiveness were not material for fair value or cash flow hedges during Fiscal 2013, Fiscal 2012, or Fiscal 2011.
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
During the fiscal year ended February 1, 2013, Dell did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on Dell's results of operations, as substantially all forecasted foreign currency transactions were realized in Dell's actual results.
In addition, Dell uses forward contracts and purchased options to hedge monetary assets and liabilities denominated in a foreign currency. These contracts generally expire in three months or less, are considered economic hedges and are not designated. The change in the fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. Dell recognized gains for the change in fair value of these foreign currency forward contracts of $1 million, $17 million, and $59 million during Fiscal 2013, Fiscal 2012, and Fiscal 2011, respectively.
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
In addition, Dell may use forward-starting interest rate swaps and interest rate lock agreements to lock in fixed interest rates on its forecasted issuances of debt. The objective of these hedges is to offset the variability of future payments associated with the interest rate on debt instruments. As of February 1, 2013, Dell had $600 million in aggregate notional amounts of forward-starting interest rate swaps outstanding. These hedges are designated as cash flow hedges. Dell did not have any forward-starting interest rate swaps designated as cash flow hedges at February 3, 2012.
Periodically, Dell also uses interest rate swaps designated as fair value hedges to modify the market risk exposures in connection with long-term debt to achieve primarily LIBOR-based floating interest expense. As of February 1, 2013, and February 3, 2012, Dell had outstanding interest rate swaps that economically hedge a portion of its interest rate exposure on certain tranches of its long-term debt.

Notional Amounts of Outstanding Derivative Instruments

The notional amounts of Dell's outstanding derivative instruments are as follows as of the dates indicated:

	February 1, 2013	February 3, 2012
	(in millions)
Foreign Exchange Contracts
Designated as cash flow hedging instruments	$2,847	$4,549
Non-designated as hedging instruments	512	168
Total	$3,359	$4,717

Interest Rate Contracts
Designated as fair value hedging instruments	$800	$650
Designated as cash flow hedging instruments	1,320	751
Non-designated as hedging instruments	127	132
Total	$2,247	$1,533

Derivative Instruments Additional Information
The unrealized net gain or loss for interest rate swaps and foreign currency exchange contracts, recorded as a component of accumulated other comprehensive loss in the Consolidated Statements of Financial Position, was a gain of $1 million and a loss of $40 million as of February 1, 2013 and February 3, 2012, respectively.
Dell has reviewed the existence and nature of credit-risk-related contingent features in derivative trading agreements with its counterparties. Certain agreements contain clauses under which, if Dell's credit ratings were to fall below investment grade upon a change of control of Dell, counterparties would have the right to terminate those derivative contracts where Dell is in a net liability position. As of February 1, 2013, there had been no such triggering events.
Effect of Derivative Instruments on the Consolidated Statements of Financial Position and the Consolidated Statements of Income

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
(in millions)
For the fiscal year ended February 1, 2013
		Total net revenue	$(42)
Foreign exchange contracts	$(16)	Total cost of net revenue	(15)
Interest rate contracts	(2)	Interest and other, net	—	Interest and other, net	$(2)
Total	$(18)		$(57)		$(2)

For the fiscal year ended February 3, 2012
		Total net revenue	$(188)
Foreign exchange contracts	$(122)	Total cost of net revenue	(3)
Interest rate contracts	3	Interest and other, net	—	Interest and other, net	$1
Total	$(119)		$(191)		$1

Fair Value of Derivative Instruments in the Consolidated Statements of Financial Position
Dell presents its foreign exchange derivative instruments on a net basis in the Consolidated Statements of Financial Position due to the right of offset by its individual counterparties under master netting arrangements. The fair value of those derivative instruments presented on a gross basis as of each date indicated below is as follows:

	February 1, 2013
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$86	$—	$9	$—	$95
Foreign exchange contracts in a liability position	(40)	—	(3)	—	(43)
Interest rate contracts in an asset position	—	12	—	—	12
Interest rate contracts in a liability position	—	—	—	(6)	(6)
Net asset (liability)	46	12	6	(6)	58
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	118	—	16	—	134
Foreign exchange contracts in a liability position	(108)	—	(32)	—	(140)
Net asset (liability)	10	—	(16)	—	(6)
Total derivatives at fair value	$56	$12	$(10)	$(6)	$52

	February 3, 2012
	Other Current Assets (a)	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$134	$—	$2	$—	$136
Foreign exchange contracts in a liability position	(69)	—	(7)	—	(76)
Interest rate contracts in an asset position	—	8	—	—	8
Interest rate contracts in a liability position	—	—	—	(3)	(3)
Net asset (liability)	65	8	(5)	(3)	65
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	199	—	2	—	201
Foreign exchange contracts in a liability position	(132)	—	(11)	—	(143)
Net asset (liability)	67	—	(9)	—	58
Total derivatives at fair value	$132	$8	$(14)	$(3)	$123
_____________________
(a) Amounts as of February 3, 2012 have been revised to reflect adjustments between designated and not designated foreign exchange contracts.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ACQUISITIONS

Fiscal 2013 Acquisitions

During Fiscal 2013, Dell acquired Quest Software Inc. ("Quest Software"), SonicWALL Inc. (“SonicWALL”), Wyse Technology, Inc. ("Wyse Technology"), AppAssure Software, Inc., Clerity Solutions, Inc., Make Technologies Inc., Gale Technologies, and Credant Technologies. The total purchase consideration for all of these acquisitions was approximately $5.0 billion in cash for all of their outstanding shares. Dell completed its acquisition of Quest Software Inc. ("Quest Software") on September 27, 2012 for a purchase price of approximately $2.5 billion, paid in cash. Quest Software is a global provider of IT management software. Dell recorded approximately $1.7 billion in goodwill and $1.1 billion in intangible assets related to its acquisition of Quest Software. Of the other Fiscal 2013 acquisitions, SonicWALL and Wyse Technology, which were purchased during the second quarter of Fiscal 2013, were the larger acquisitions. SonicWALL is a global technology company that offers advanced network security and data protection software solutions, and Wyse Technology is a global provider of client computing solutions designed to extend desktop virtualization offerings.

All of the above acquisitions are being integrated into Dell's Commercial segments. See Note 15 of the Notes to the Consolidated Financial Statements for additional information on Dell's operating segments.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for all the acquisitions completed during Fiscal 2013:

	Estimated Cost	Weighted-Average Useful Life
	(in millions)	(in years)
Intangible Assets:
Amortizable intangible assets:
Customer relationships	$687	6.9
Technology	1,293	5.6
Non-compete agreements	5	4.4
Trade names	77	6.6
Total amortizable intangible assets	2,062	6.1
In-process research and development	108
Total intangible assets	2,170
Cash and investments	407
Accounts receivable	176
Goodwill	3,487
Deferred revenue	(417)
Deferred tax liability, net	(571)
Other liabilities and noncontrolling interest assumed, net of assets acquired(a)	(213)
Total	$5,039
____________________

(a)
In conjunction with Dell's acquisition of Quest Software, Dell acquired a controlling ownership interest in a privately-held company. The fair value of the noncontrolling interest related to this investment was $21 million at the date of acquisition.

Dell's preliminary estimate for goodwill acquired during the fiscal year ended February 1, 2013, was $3.5 billion. This amount primarily represents synergies associated with combining the acquired companies with Dell to provide Dell's customers with a broader range of IT solutions. This goodwill is not deductible for tax purposes.

In conjunction with these acquisitions, Dell expects to incur approximately $290 million in compensation-related retention expenses that will be expensed over a period of up to five years. There was no contingent consideration related to these acquisitions.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The results of operations for acquisitions completed during the fiscal year ended February 1, 2013, which primarily consisted of SonicWALL, Wyse Technology, and Quest Software, are included in Dell's results of operations from each respective acquisition date. For the fiscal year ended February 1, 2013, the results of all businesses acquired during Fiscal 2013 contributed $763 million to Dell's net revenue and reduced net income by $168 million. These results include the impacts of amortization of purchased intangible assets and acquisition-related expenses.

The following table provides unaudited pro forma results of operations for the fiscal year ended February 1, 2013, and February 3, 2012, as if Dell's Fiscal 2013 acquisitions had been acquired at the beginning of the fiscal year ended February 3, 2012. The pro forma amounts presented below exclude $85 million in merger-related fees that were reported in Quest Software's historical financial results. The pro forma results are adjusted for amortization of intangible assets, fair value adjustments for deferred revenue, acquisition-related expenses, the elimination of sales between Dell and its acquirees, and the related tax effects for these items, but do not include any anticipated cost synergies or other effects of the planned integration of the acquisitions. Accordingly, such pro forma results are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

	Fiscal Year Ended
	February 1, 2013	February 3, 2012
	(in millions, except per share data, unaudited)
Pro forma net sales	$57,685	$63,387
Pro forma net income	$2,287	$3,195
Pro forma earnings per share - basic	$1.31	$1.74
Pro forma earnings per share - diluted	$1.30	$1.72

Fiscal 2012 Acquisitions

During Fiscal 2012, Dell completed several acquisitions, including acquisitions of Compellent Technologies, Inc. ("Compellent"), SecureWorks Inc. ("SecureWorks"), DFS Canada, and Force10 Networks, Inc. ("Force10"). The total purchase consideration was approximately $2.7 billion in cash for all of the outstanding shares for all acquisitions completed during the period. Compellent is a provider of virtual storage solutions for enterprise and cloud computing environments, and SecureWorks is a global provider of information security services. Force10 is a global technology company that provides datacenter networking solutions. Compellent, SecureWorks, and Force10 will be integrated into Dell's Commercial segments. DFS Canada enables expansion of Dell's direct finance model into Canada for all of Dell's segments. See Note 4 of the Notes to the Consolidated Financial Statements for further discussion on Dell Financial Services.

Dell recorded $1.5 billion in goodwill related to acquisitions during the fiscal year ended February 3, 2012. This amount primarily represents synergies associated with combining these companies with Dell to provide Dell's customers with a broader range of IT solutions or, in the case of DFS Canada, to extend Dell's financial services capabilities. This goodwill is not deductible for tax purposes. Dell also recorded $753 million in intangible assets related to these acquisitions, which consist primarily of purchased technology and customer relationships. The intangible assets have weighted-average useful lives ranging from 3 to 11 years . In conjunction with these acquisitions, Dell will incur approximately $150 million in compensation-related expenses that will be expensed over a period of up to four years. There was no contingent consideration related to these acquisitions.

Dell has not presented pro forma results of operations for Fiscal 2012 acquisitions because these acquisitions are not material to Dell's consolidated results of operations, financial position, or cash flows on either an individual or an aggregate basis.

Fiscal 2011 Acquisitions

Dell completed five acquisitions during Fiscal 2011, consisting of Kace Networks, Inc. (“KACE”), Ocarina Networks Inc. (“Ocarina”), Scalent Systems Inc. (“Scalent”), Boomi, Inc. (“Boomi”), and InSite One, Inc. (“InSite”), for a total purchase consideration of approximately $413 million in cash. KACE is a systems management appliance company with solutions

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tailored to the requirements of mid-sized businesses. KACE was integrated primarily into Dell's SMB and Public segments. Ocarina is a provider of de-duplication solutions and content-aware compression across storage product lines. Scalent is a provider of scalable and efficient data center infrastructure software. Boomi is a provider of on-demand integration technology. Ocarina, Scalent, and Boomi were integrated into Dell's Commercial segments. InSite provides cloud-based medical data archiving, storage, and disaster-recovery solutions to the health care industry. InSite was integrated into Dell's Public segment.

Dell recorded approximately $284 million in goodwill and $141 million in intangible assets related to these acquisitions. The goodwill related to these acquisitions is not deductible for tax purposes. In conjunction with these acquisitions, Dell incurred $56 million in compensation-related expenses that were expensed over a period of one to three years. There was no contingent consideration related to these acquisitions.
Dell has not presented pro forma results of operations for the Fiscal 2011 acquisitions because these acquisitions are not material to Dell's consolidated results of operations, financial position, or cash flows on either an individual or an aggregate basis.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill allocated to Dell's business segments as of February 1, 2013, and February 3, 2012, and changes in the carrying amount of goodwill for the respective periods, were as follows:

	Fiscal Year Ended
	February 1, 2013
	Large Enterprise	Public	Small and Medium Business	Consumer	Total
	(in millions)
Balance at beginning of period	$2,222	$2,547	$759	$310	$5,838
Goodwill acquired during the period	1,510	981	996	—	3,487
Adjustments	(9)	(8)	(4)	—	(21)
Balance at end of period	$3,723	$3,520	$1,751	$310	$9,304

	February 3, 2012
	Large Enterprise	Public	Small and Medium Business	Consumer	Total
	(in millions)
Balance at beginning of period	$1,424	$2,164	$476	$301	$4,365
Goodwill acquired during the period	800	386	287	6	1,479
Adjustments	(2)	(3)	(4)	3	(6)
Balance at end of period	$2,222	$2,547	$759	$310	$5,838

Goodwill is tested annually during the second fiscal quarter and whenever events or circumstances indicate an impairment may have occurred. Based on the results of the annual impairment tests, performed during the second quarter of Fiscal 2013, no impairment of goodwill existed at August 3, 2012. Further, no triggering events have transpired since August 3, 2012, that would indicate a potential impairment of goodwill as of February 1, 2013. Dell did not have any accumulated goodwill impairment charges as of February 1, 2013.
Intangible Assets
Dell's intangible assets associated with completed acquisitions at February 1, 2013, and February 3, 2012, were as follows:

	February 1, 2013			February 3, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$2,184	$(721)	$1,463	$1,569	$(506)	$1,063
Technology	2,513	(827)	1,686	1,156	(490)	666
Non-compete agreements	75	(54)	21	70	(42)	28
Trade names	159	(59)	100	81	(41)	40
Amortizable intangible assets	4,931	(1,661)	3,270	2,876	(1,079)	1,797
In-process research and development	78	—	78	34	—	34
Indefinite lived intangible assets	26	—	26	26	—	26
Total intangible assets	$5,035	$(1,661)	$3,374	$2,936	$(1,079)	$1,857

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense related to finite-lived intangible assets was $613 million, $391 million, and $349 million in Fiscal 2013, Fiscal 2012, and Fiscal 2011, respectively. There were no material impairment charges related to intangible assets for the fiscal years ended February 1, 2013, and February 3, 2012.
Estimated future annual pre-tax amortization expense of finite-lived intangible assets as of February 1, 2013, over the next five fiscal years and thereafter is as follows:

Fiscal Years	(in millions)
2014	$770
2015	682
2016	613
2017	515
2018	370
Thereafter	320
Total	$3,270

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — WARRANTY AND DEFERRED EXTENDED WARRANTY REVENUE
Dell records liabilities for its standard limited warranties at the time of sale for the estimated costs that may be incurred. The liability for standard warranties is included in accrued and other current liabilities and other non-current liabilities on the Consolidated Statements of Financial Position. Revenue from the sale of extended warranties is recognized over the term of the contract or when the service is completed, and the costs associated with these contracts are recognized as incurred. Deferred extended warranty revenue is included in deferred revenue on the Consolidated Statements of Financial Position. Changes in Dell's liabilities for standard limited warranties and deferred services revenue related to extended warranties are presented in the following tables for the periods indicated:

	Fiscal Year Ended
	February 1, 2013	February 3, 2012	January 28, 2011
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$888	$895	$912
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(a)(b)	992	1,025	1,046
Service obligations honored	(1,118)	(1,032)	(1,063)
Warranty liability at end of period	$762	$888	$895
Current portion	$492	$572	$575
Non-current portion	270	316	320
Warranty liability at end of period	$762	$888	$895

	Fiscal Year Ended
	February 1, 2013	February 3, 2012	January 28, 2011
	(in millions)
Deferred extended warranty revenue:
Deferred extended warranty revenue at beginning of period	$7,002	$6,416	$5,910
Revenue deferred for new extended warranties(b)	4,130	4,301	3,877
Revenue recognized	(4,029)	(3,715)	(3,371)
Deferred extended warranty revenue at end of period	$7,103	$7,002	$6,416
Current portion	$3,400	$3,265	$2,959
Non-current portion	3,703	3,737	3,457
Deferred extended warranty revenue at end of period	$7,103	$7,002	$6,416
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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — COMMITMENTS AND CONTINGENCIES
Lease Commitments — Dell leases property and equipment, manufacturing facilities, and office space under non-cancelable leases. Certain of these leases obligate Dell to pay taxes, maintenance, and repair costs. At February 1, 2013, future minimum lease payments under these non-cancelable leases are as follows: $137 million in Fiscal 2014; $132 million in Fiscal 2015; $106 million in Fiscal 2016; $86 million in Fiscal 2017; $53 million in Fiscal 2018; and $99 million thereafter.
Rent expense under all leases totaled $137 million, $107 million, and $87 million for Fiscal 2013, Fiscal 2012, and Fiscal 2011, respectively.
Purchase Obligations — Dell has contractual obligations to purchase goods or services, which specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As of February 1, 2013, Dell had $399 million, $100 million, and $16 million in purchase obligations for Fiscal 2014, Fiscal 2015, and Fiscal 2016 and thereafter, respectively.

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

Copyright Levies - Dell's obligation to collect and remit copyright levies in certain European Union (“EU”) countries may be affected by the resolution of legal proceedings pending in Germany against various companies, including Dell's German subsidiary, and elsewhere in the EU against other companies in Dell's industry. The plaintiffs in those proceedings, some of which are described below, generally seek to impose or modify the levies with respect to sales of such equipment as multifunction devices, phones, personal computers, and printers, alleging that such products enable the copying of copyrighted materials. Some of the proceedings also challenge whether the levy schemes in those countries comply with EU law. Certain EU member countries that do not yet impose levies on digital devices are expected to implement legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and their applicability in the digital hardware environment. Dell, other companies, and various industry associations have opposed the extension of levies to the digital environment and have advocated alternative models of compensation to rights holders. Dell continues to collect levies in certain EU countries where it has determined that based on local laws it is probable that Dell has a payment obligation. The amount of levies is generally based on the number of products sold and the per-product amounts of the levies, which vary. In all other matters, Dell does not believe there is a probable and estimable claim. Accordingly, Dell has not accrued any liability nor collected any levies.

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The ultimate resolution of these proceedings and the associated financial impact to Dell, if any, including the number of units potentially affected, the amount of levies imposed, and the ability of Dell to recover such amounts, remain uncertain at this time. Should the courts determine there is liability for previous units shipped beyond the amount of levies Dell has collected or accrued, Dell would be liable for such incremental amounts. Recovery of any such amounts from others by Dell would be possible only on future collections related to future shipments.

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

As of February 1, 2013, Dell does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, Dell's business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on Dell's business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

Indemnifications — In the ordinary course of business, Dell enters into contractual arrangements under which Dell may agree to indemnify the third party to such arrangements from any losses incurred relating to the services they perform on behalf of Dell or for losses arising from certain events as defined within the particular contract, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments related to these indemnifications have been immaterial.

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of February 1, 2013, Dell did not have significant concentrations of cash and cash equivalent deposits with its financial institutions.
Dell markets and sells its products and services to large corporate clients, governments, and health care and education accounts, as well as to small and medium-sized businesses and individuals. No single customer accounted for more than 10% of Dell's consolidated net revenue during Fiscal 2013, Fiscal 2012, or Fiscal 2011.
Dell purchases a number of components from single or limited sources. In some cases, alternative sources of supply are not available. In other cases, Dell may establish a working relationship with a single source or a limited number of sources if Dell believes it is advantageous to do so based on performance, quality, support, delivery, capacity, or price considerations.
Dell also sells components to certain contract manufacturers who assemble final products for Dell.  Dell does not recognize the sale of these components in net sales and does not recognize the related profits until the final products are sold by Dell to end users.  Profits from the sale of these parts are recognized as a reduction of cost of sales at the time of sale. Dell's gross non-trade receivables as of February 1, 2013, and February 3, 2012, were $2.9 billion and $3.0 billion, respectively, and four contract manufacturers account for the majority of these receivables.  Dell has net settlement agreements with the majority of these contract manufacturers that allow Dell to offset the accounts payable to the contract manufacturers from the amounts receivable from them.  As of February 1, 2013, and February 3, 2012, $2.5 billion and $2.9 billion, respectively, of these receivables met the criteria for net recognition and were offset against the corresponding accounts payable balances for these contract manufacturers in the accompanying Consolidated Statements of Financial Position.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 — INCOME AND OTHER TAXES

The provision for income taxes consists of the following:

	Fiscal Year Ended
	February 1, 2013	February 3, 2012	January 28, 2011
	(in millions)
Current:
Federal	$630	$375	$597
State/Local	76	81	66
Foreign	191	273	97
Current	897	729	760
Deferred:
Federal	(297)	62	(95)
State/Local	(23)	(12)	9
Foreign	(108)	(31)	41
Deferred	(428)	19	(45)
Provision for income taxes	$469	$748	$715

Income before provision for income taxes consists of the following:

	Fiscal Year Ended
	February 1, 2013	February 3, 2012	January 28, 2011
	(in millions)
Domestic	$24	$365	$532
Foreign	2,817	3,875	2,818
Income before income taxes	$2,841	$4,240	$3,350

Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax and book basis of assets and liabilities, and are recognized based on the enacted statutory tax rates for the year in which Dell expects the differences to reverse. A valuation allowance is established against a deferred tax asset when it is more likely than not that the asset or any portion thereof will not be realized. Based upon all the available evidence, including expectation of future taxable income, Dell has provided a valuation allowance of $52 million and $44 million for Fiscal 2013 and Fiscal 2012, respectively, related to state income tax credit carryforwards. Dell has provided a valuation allowance of $98 million and $29 million related to net operating losses for Fiscal 2013 and Fiscal 2012, respectively. Additionally, for Fiscal 2013, a $13 million valuation allowance has been provided against other deferred tax assets compared to no valuation allowance for Fiscal 2012. Dell has determined that it will be able to realize the remainder of its deferred tax assets.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of Dell's net deferred tax assets are as follows:

	February 1, 2013	February 3, 2012
	(in millions)
Deferred tax assets:
Deferred revenue	$716	$486
Warranty provisions	414	226
Provisions for product returns and doubtful accounts	94	85
Credit carryforwards	95	61
Loss carryforwards	339	271
Stock-based and deferred compensation	189	183
Operating and compensation related accruals	99	140
Capitalized intangible assets	52	51
Other	65	97
Deferred tax assets	2,063	1,600
Valuation allowance	(163)	(73)
Deferred tax assets, net of valuation allowance	1,900	1,527
Deferred tax liabilities:
Leasing and financing	(258)	(220)
Property and equipment	(215)	(136)
Acquired intangibles	(1,091)	(667)
Other	(23)	(59)
Deferred tax liabilities	(1,587)	(1,082)
Net deferred tax assets	$313	$445
Current portion	$850	$682
Non-current portion	(537)	(237)
Net deferred tax assets	$313	$445
The current portion of net deferred tax assets is included in other current assets and other current liabilities in the Consolidated Statements of Financial Position as of February 1, 2013, and February 3, 2012. The non-current portion of net deferred tax assets is included in other non-current assets and other non-current liabilities in the Consolidated Statements of Financial Position as of February 1, 2013, and February 3, 2012, respectively.
During Fiscal 2013 and Fiscal 2012, Dell recorded $86 million and $124 million, respectively, of deferred tax assets related to net operating loss and credit carryforwards acquired during the year, all of which was offset against goodwill. During Fiscal 2013 and Fiscal 2012, Dell recorded $5 million and $10 million, respectively, to additional paid in capital related to the utilization of acquired net operating losses as a result of employee stock option activity. These amounts are reflected in the net tax shortfall from employee stock plans on the Consolidated Statements of Stockholders' Equity. Utilization of the acquired carryforwards is subject to limitations due to ownership changes that may delay the utilization of a portion of the acquired carryforwards. No additional valuation allowances have been placed on the acquired net operating loss and credit carryforwards. The carryforwards expire beginning in Fiscal 2014.

Deferred taxes have not been recorded on the excess book basis in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future and are expected to be permanent in duration. The basis differences in the amount of approximately $19.0 billion arose primarily from undistributed book earnings, which Dell intends to reinvest indefinitely. The basis differences could be reversed through a sale of the subsidiaries or the receipt of dividends from the subsidiaries, as well as various other events. Net of available foreign tax credits, residual income tax of approximately $6.2 billion would be due upon reversal of this excess book basis as of February 1, 2013.

A portion of Dell's operations is subject to a reduced tax rate or is free of tax under various tax holidays. Dell's significant tax holidays expire in whole or in part during Fiscal 2016 through Fiscal 2022. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The income tax

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

benefits attributable to the tax status of these subsidiaries were estimated to be approximately $410 million ($.23 per share) in Fiscal 2013, $474 million ($.26 per share) in Fiscal 2012, and $321 million ($.17 per share) in Fiscal 2011.
The effective tax rate differed from the statutory U.S. federal income tax rate as follows:

	Fiscal Year Ended
	February 1, 2013	February 3, 2012	January 28, 2011
U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign income taxed at different rates	(16.1)	(18.7)	(14.7)
State income taxes, net of federal tax benefit	0.9	0.8	1.4
Vendor and other settlements	(4.3)	(0.5)	1.0
Other	1.0	1.0	(1.4)
Total	16.5%	17.6%	21.3%
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Total
(in millions)
Balance at January 29, 2010	$1,793
Increases related to tax positions of the current year	262
Increases related to tax positions of prior years	22
Reductions for tax positions of prior years	(41)
Lapse of statute of limitations	(32)
Audit settlements	(21)
Balance at January 28, 2011	1,983
Increases related to tax positions of the current year	260
Increases related to tax positions of prior years	30
Reductions for tax positions of prior years	(43)
Lapse of statute of limitations	(32)
Audit settlements	(4)
Balance at February 3, 2012	2,194
Increases related to tax positions of the current year	219
Increases related to tax positions of prior years	107
Reductions for tax positions of prior years	(44)
Lapse of statute of limitations	(19)
Audit settlements	(11)
Balance at February 1, 2013	$2,446

Dell recorded net unrecognized tax benefits of $2.9 billion and $2.6 billion, which are included in other non-current liabilities in its Consolidated Statements of Financial Position, as of February 1, 2013, and February 3, 2012, respectively. The unrecognized tax benefits in the table above do not include accrued interest and penalties.  Dell had accrued interest and penalties of $767 million, $664 million, and $552 million as of February 1, 2013, February 3, 2012, and January 28, 2011, respectively. These interest and penalties are offset by tax benefits from transfer pricing, interest deductions, and state income tax, which are also not included in the table above. These benefits were $305 million, $295 million, and $242 million as of February 1, 2013, February 3, 2012, and January 28, 2011, respectively. Net unrecognized tax benefits, if recognized, would favorably affect Dell's effective tax rate. Dell does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

Interest and penalties related to income tax liabilities are included in income tax expense. Dell recorded $104 million, $112 million, and $45 million related to interest and penalties, which were included in income tax expense for Fiscal 2013, Fiscal 2012, and Fiscal 2011, respectively.

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

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Accordingly, certain stock-based incentive awards have been excluded from the calculation of diluted earnings per share totaling 121 million, 142 million, and 179 million shares for Fiscal 2013, Fiscal 2012, and Fiscal 2011, respectively.
The following table sets forth the computation of basic and diluted earnings per share for each of the past three fiscal years:

	Fiscal Year Ended
	February 1, 2013	February 3, 2012	January 28, 2011
	(in millions, except per share amounts)
Numerator:
Net income	$2,372	$3,492	$2,635
Denominator:
Weighted-average shares outstanding:
Basic	1,745	1,838	1,944
Effect of dilutive options, restricted stock units, restricted stock, and other	10	15	11
Diluted	1,755	1,853	1,955
Earnings per share:
Basic	$1.36	$1.90	$1.36
Diluted	$1.35	$1.88	$1.35

NOTE 13 — CAPITALIZATION
Preferred Stock
Authorized Shares — Dell has the authority to issue 5 million shares of preferred stock, par value $.01 per share. At February 1, 2013, and February 3, 2012, no shares of preferred stock were issued or outstanding.
Common Stock
Authorized Shares — At February 1, 2013, Dell was authorized to issue 7 billion shares of common stock, par value $.01 per share.
Share Repurchase Program — Dell has a share repurchase program that authorizes it to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under Dell's equity compensation plans. However, Dell does not currently have a policy that requires the repurchase of common stock in conjunction with stock-based payment arrangements. During Fiscal 2013, Dell repurchased 46 million shares of common stock for $700 million. At February 1, 2013, Dell's remaining authorized amount for share repurchases was $5.3 billion.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 — STOCK-BASED COMPENSATION AND BENEFIT PLANS
Stock-based Compensation
Description of the Plans
Employee Stock Plans — Dell is currently issuing stock awards under the Dell Inc. 2012 Long-Term Incentive Plan (the “2012 Incentive Plan”), which was approved by stockholders at the annual meeting on July 13, 2012. Previous plans, including the Amended and Restated 2002 Long-Term Incentive Plan, have been terminated, except for administration of awards previously granted under those plans that remain outstanding. In Fiscal 2013 and Fiscal 2012, in connection with Dell's business acquisitions, Dell assumed some stock incentive plans of its acquired companies. No future grants will be made under the assumed plans. The 2012 Incentive Plan, all previous plans, and the assumed plans are all collectively referred to as the “Stock Plans.” The 2012 Incentive Plan and all previous plans are collectively referred to as "Dell's Incentive Plans."
The 2012 Incentive Plan provides for the grant of stock-based incentive awards to Dell's employees and non-employee directors. Equity awards issued under the 2012 Incentive Plan can include stock options, stock appreciation rights, restricted stock units, unrestricted stock, performance based restricted stock units, or other equity awards. In connection with Dell's dividend policy, which was adopted in Fiscal 2013, all restricted stock units and performance based restricted stock units granted under Dell's Incentive Plans are entitled to dividend equivalent rights ("DERs"). DERs have the same dividend value per share as holders of common stock and are subject to the same terms and conditions as the corresponding unvested award. DERs are accumulated and paid when the underlying shares vest.
There were approximately 98 million, 342 million, and 344 million shares of Dell's common stock available for future grants under the Stock Plans as of February 1, 2013, February 3, 2012, and January 28, 2011, respectively. The above decrease is due to approval of the 2012 Incentive Plan, under which fewer shares of common stock are available for issuance. No future grants will be made under previous plans that have been terminated. To satisfy stock option exercises and vested restricted stock awards, Dell has a policy of issuing new shares rather than repurchasing shares on the open market.
Stock Option Agreements — Stock options granted under Dell's Incentive Plans typically vest pro-rata at each option anniversary date over a three to five year period. These options, which are granted with option exercise prices equal to the fair market value of Dell's common stock on the date of grant, generally expire up to ten years from the date of grant. In connection with business acquisitions, during Fiscal 2013 and Fiscal 2012, Dell converted or assumed stock options granted under the stock incentive plans of acquired companies, which are collectively referred to as the "assumed options." These assumed options vest over a period of up to six years and generally expire within ten years from the date of grant. Compensation expense for all stock options is recognized on a straight-line basis over the requisite service period.
Restricted Stock Awards — Awards of restricted stock may be either grants of restricted stock, restricted stock units, or performance-based restricted stock units that are issued at no cost to the recipient. For restricted stock units, legal ownership of the shares is not transferred to the employee until the units vest, which is generally over a three year period. The cost of these awards is determined using the fair market value of Dell's common stock on the date of the grant. Dell also grants performance-based restricted stock units as a long-term incentive in which an award recipient receives shares contingent upon Dell achieving performance objectives and the employee's continuing employment through the vesting period, which is generally over a three year period. Compensation costs recorded in connection with these performance-based restricted stock units are based on Dell's best estimate of the number of shares that will eventually be issued upon achievement of the specified performance objectives and when it becomes probable that such performance objectives will be achieved.
Compensation costs for restricted stock awards with a service condition is recognized on a straight-line basis over the requisite service period. Compensation costs for performance-based restricted stock units is recognized on an accelerated multiple-award approach based on the most probable outcome of the performance condition.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Activity
The following table summarizes stock option activity for the Stock Plans during Fiscal 2013, Fiscal 2012, and Fiscal 2011:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)	(per share)	(in years)	(in millions)
Options outstanding — January 29, 2010	205	$30.00
Granted (a)	17	14.82
Exercised	(1)	9.18
Forfeited	(2)	13.85
Cancelled/expired	(58)	36.44
Options outstanding — January 28, 2011	161	26.49
Granted and assumed through acquisitions	28	13.79
Exercised	(4)	9.38
Forfeited	(5)	13.35
Cancelled/expired	(37)	24.85
Options outstanding — February 3, 2012	143	25.37
Granted and assumed through acquisitions	23	7.18
Exercised	(6)	9.40
Forfeited	(5)	13.63
Cancelled/expired	(37)	26.96
Options outstanding — February 1, 2013 (b)	118	22.51	4.7	$175
Vested and expected to vest (net of estimated forfeitures) — February 1, 2013 (b)	113	$23.12	4.5	$146
Exercisable — February 1, 2013 (b)	80	$28.16	3.1	$25
____________________

(a)	In Fiscal 2011, Dell did not convert or assume any options in connection with business acquisitions.

(b)
For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Dell's closing stock price on February 1, 2013 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on February 1, 2013. The intrinsic value changes based on changes in the fair value of Dell's common stock.

In connection with Fiscal 2013 and Fiscal 2012 acquisitions, Dell assumed approximately 21 million and 6 million stock options, respectively, with a weighted-average exercise price per share of $6.47 and $7.38, respectively.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information about options outstanding and exercisable at February 1, 2013 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price Per Share
	(in millions)		(in years)	(in millions)
$ 0 - $9.99	24	$6.59	9.6	3	$6.78
$10.00 - $19.99	35	15.52	7.5	18	15.80
$20.00 - $29.99	17	25.22	2.4	17	25.22
$30.00 - $39.99	27	34.29	1.2	27	34.29
$40 and over	15	40.22	2.1	15	40.22
Total	118	$22.51	4.7	80	$28.16

Other information pertaining to stock options for the Stock Plans is as follows:

	Fiscal Year Ended
	February 1, 2013	February 3, 2012	January 28, 2011
	(in millions, except per option data)
Total fair value of options vested	$83	$56	$13
Total intrinsic value of options exercised(a)	$33	$27	$7
____________________

(a)
The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the fiscal year.

At February 1, 2013, February 3, 2012, and January 28, 2011, there was $83 million, $114 million, and $65 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 1.6 years, 1.9 years, and 2.0 years, respectively.
Valuation of Awards
For stock options granted under Dell's Incentive Plans, Dell typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term risk-free interest rates, and dividend yields. The assumptions utilized in this model as well as the weighted-average grant date fair value of stock options granted during Fiscal 2013, Fiscal 2012, and Fiscal 2011 are presented below.

	Fiscal Year Ended
	February 1, 2013	February 3, 2012	January 28, 2011
Weighted-average grant date fair value of stock options granted per option	$4.88	$5.13	$5.01
Expected term (in years)	4.8	4.6	4.5
Risk-free interest rate (U.S. Government Treasury Note)	1.0%	1.9%	2.2%
Volatility	37%	36%	37%
Dividend Yield	2.7%	—%	—%
Expected volatility is based on a blend of implied and historical volatility of Dell's common stock over the most recent period commensurate with the estimated expected term of Dell's stock options. Dell uses this blend of implied and historical volatility, as well as other economic data, because management believes such volatility is more representative of prospective trends. The expected term of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. During Fiscal 2013, Dell's Board of Directors adopted a dividend policy under which Dell paid quarterly cash

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

dividends of $0.08 per share in the third and fourth quarters of Fiscal 2013. For options granted on or subsequent to Dell's initial declaration of a dividend, the Company used the above dividend yield assumptions. The expected dividend yield is based on an annualized dividend rate and uses a historical three-month average stock price.
For stock options assumed through business acquisitions, Dell uses the lattice binomial valuation model to estimate the fair value of the award. The use of the lattice binomial model requires extensive actual employee exercise behavior data for the purpose of estimating the expected term of the award. The lattice binomial valuation model includes various assumptions, including volatility, risk-free interest rate, expected term, and dividend yield. Below are the underlying assumptions used to value stock options assumed through business acquisitions in Fiscal 2013. Stock-based compensation expense recognized for stock options awards assumed in Fiscal 2012 was not material.

Fiscal Year Ended
February 1, 2013
Weighted-average grant date fair value of stock options assumed per option	$3.09
Expected term (in years)	4.5
Risk-free interest rate (U.S. Government Treasury Note)	1.3%
Volatility	36%
Dividend Yield	3.2%

For a limited number of performance-based restricted stock units that include a market-based condition, Dell uses the Monte Carlo simulation valuation model to estimate fair value. Stock-based compensation expense recognized for awards that include a market-based condition was not material for Fiscal 2013, Fiscal 2012, or Fiscal 2011.
Restricted Stock Awards
Non-vested restricted stock awards and activities For Fiscal 2013, Fiscal 2012, and Fiscal 2011 were as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(in millions)	(per share)
Non-vested restricted stock:
Non-vested restricted stock balance as of January 29, 2010	40	$16.84
Granted	26	14.53
Vested(a)	(17)	19.10
Forfeited	(7)	15.21
Non-vested restricted stock balance as of January 28, 2011	42	14.71
Granted	22	15.19
Vested(a)	(18)	16.47
Forfeited	(4)	14.05
Non-vested restricted stock balance as of February 3, 2012	42	14.29
Granted	27	16.97
Vested(a)	(19)	13.39
Forfeited	(8)	16.71
Non-vested restricted stock balance as of February 1, 2013	42	$15.95
____________________

(a)
Upon vesting of restricted stock units, some of the underlying shares are generally sold to cover the required withholding taxes. However, select participants may choose the net shares settlement method to cover withholding tax requirements. Total shares withheld were approximately 930,000, 426,000, and 354,000 for Fiscal 2013, Fiscal 2012, and Fiscal 2011, respectively. Total payments for the employee's tax obligations to the taxing authorities were $16 million, $6 million, and $5 million in Fiscal 2013, Fiscal 2012, and Fiscal 2011, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For Fiscal 2013, Fiscal 2012, and Fiscal 2011, the total estimated vest date fair value of restricted stock awards was $297 million, $273 million, and $250 million, respectively.
At February 1, 2013, February 3, 2012, and January 28, 2011, there was $354 million, $348 million, and $341 million, respectively, of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards expected to be recognized over a weighted-average period of approximately 1.8, 1.8, and 1.9 years, respectively.
Stock-based Compensation Expense
Stock-based compensation expense was allocated as follows:

	Fiscal Year Ended
	February 1, 2013	February 3, 2012	January 28, 2011
	(in millions)
Stock-based compensation expense:
Cost of net revenue	$59	$59	$57
Operating expenses	288	303	275
Stock-based compensation expense before taxes	347	362	332
Income tax benefit	(104)	(108)	(97)
Stock-based compensation expense, net of income taxes	$243	$254	$235
Employee Benefit Plans
401(k) Plan — Dell has a defined contribution retirement plan (the “401(k) Plan”) that complies with Section 401(k) of the Internal Revenue Code. Substantially all employees in the U.S. are eligible to participate in the 401(k) Plan. Effective January 1, 2008, Dell matches 100% of each participant's voluntary contributions, subject to a maximum contribution of 5% of the participant's compensation, and participants vest immediately in all Dell contributions to the 401(k) Plan. Dell's contributions during Fiscal 2013, Fiscal 2012, and Fiscal 2011 were $175 million, $168 million, and $132 million, respectively. Dell's contributions are invested according to each participant's elections in the investment options provided under the Plan. Investment options include Dell common stock, but neither participant nor Dell contributions are required to be invested in Dell common stock.
Deferred Compensation Plan — Dell has a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees and non-employee directors. The Deferred Compensation Plan permits the deferral of base salary and annual incentive bonus. The deferrals are held in a separate trust, which has been established by Dell to administer the Plan. The assets of the trust are subject to the claims of Dell's creditors in the event that Dell becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (known as a “Rabbi Trust”). In accordance with the accounting provisions for deferred compensation arrangements where amounts earned are held in a Rabbi Trust and invested, the assets and liabilities of the Deferred Compensation Plan are presented in long-term investments and accrued and other liabilities, respectively, in the Consolidated Statements of Financial Position. The assets held by the trust are classified as trading securities with changes recorded to interest and other, net. These assets were valued at $112 million at February 1, 2013, and are disclosed in Note 2 and 3 of the Notes to Consolidated Financial Statements. Changes in the deferred compensation liability are recorded to compensation expense.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 — SEGMENT INFORMATION
Through Fiscal 2013, Dell managed its business in four global customer-centric operating segments: Large Enterprise, Public, Small and Medium Business, and Consumer. Large Enterprise includes sales of IT infrastructure and service solutions to large global and national corporate customers. Public includes sales to educational institutions, governments, health care organizations, and law enforcement agencies, among others. SMB includes sales of complete IT solutions to small and medium-sized businesses. Consumer includes sales to individual consumers and retailers around the world.

The business segments disclosed in the accompanying Consolidated Financial Statements are based on this organizational structure and information used by Dell's management to evaluate the business segment results. Dell's measure of segment operating income for management reporting purposes excludes broad based long-term incentives, amortization of intangible assets, and severance and facility actions and acquisition-related costs.

In the first quarter of Fiscal 2013, Dell made certain segment realignments in order to conform to the way Dell managed segment performance through Fiscal 2013.  These realignments affected all of Dell's operating segments, but primarily consisted of the transfer of small office business customers from its SMB operating segment to its Consumer segment.  Dell has recast prior period amounts to provide visibility and comparability.  None of these changes impacts Dell's previously reported consolidated net revenue, gross margin, operating income, net income, or earnings per share.
On January 10, 2013, Dell announced its intention to replace its current segment reporting structure described above with the following four product and services business units in the first quarter of Fiscal 2014:

•	End-User Computing Group (“EUC”)

•	Enterprise Solutions Group (“ESG”)

•	Dell Services

•	Dell Software Group

EUC will include notebooks, desktop PCs, thin client products, tablets, third-party software, and client-related peripherals. ESG will include servers, networking, storage, converged infrastructure offerings, and ESG related peripherals. Dell Services will include a broad range of IT and business services, including support and deployment services, infrastructure, cloud, and security services, and applications and business process services. The Dell Software Group will include systems management, security, and information management.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents net revenue by Dell's reportable global segments as well as a reconciliation of consolidated segment operating income to Dell's consolidated operating income:

	Fiscal Year Ended
	February 1, 2013	February 3, 2012	January 28, 2011
	(in millions)
Net revenue:
Large Enterprise	$17,781	$18,786	$18,111
Public	14,828	16,070	16,377
Small and Medium Business	13,413	13,547	12,608
Consumer	10,918	13,668	14,398
Total	$56,940	$62,071	$61,494
Consolidated operating income:
Large Enterprise	$1,553	$1,889	$1,490
Public	1,238	1,584	1,446
Small and Medium Business	1,505	1,581	1,383
Consumer	(11)	433	180
Segment operating income	4,285	5,487	4,499
Broad based long-term incentives(a)	(312)	(352)	(350)
Amortization of intangible assets	(613)	(391)	(349)
Severance and facility actions and acquisition-related costs (a)(b)	(348)	(313)	(227)
Other(c)	—	—	(140)
Total	$3,012	$4,431	$3,433
____________________

(a)	Broad based long-term incentives include stock-based compensation and other long-term incentive awards. See Note 14 of the Notes to Consolidated Financial Statements for additional information.

(b)	Acquisition-related costs consist primarily of retention payments, integration costs, and consulting fees.

(c)	Other includes a $100 million settlement for an SEC investigation and a $40 million settlement for a securities litigation lawsuit that were both incurred in the first quarter of Fiscal 2011.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For Fiscal 2013, segment assets consisted primarily of accounts receivable, net. Prior to Fiscal 2013, Dell's segment assets also included inventories. However, beginning in the first quarter of Fiscal 2013, Dell no longer manages inventory by segment. The following table presents total assets by Dell's reportable segments:

	February 1, 2013	February 3, 2012 (a)
	(in millions)
Total segment assets:
Corporate	$40,247	$37,575
Large Enterprise	3,054	2,729
Public	1,940	1,873
Small and Medium Business	1,161	1,107
Consumer	1,138	1,249
Total	$47,540	$44,533
____________________

(a)
Segment assets previously reported have been recast for the segment realignment discussed above. This segment realignment did not impact Dell's previously reported consolidated current assets or consolidated total assets.

The following table presents depreciation expense by Dell's reportable business segments:

	Fiscal Year Ended
	February 1, 2013	February 3, 2012	January 28, 2011
	(in millions)
Depreciation expense:
Large Enterprise	$166	$162	$180
Public	138	145	170
Small and Medium Business	125	133	146
Consumer	102	105	125
Total	$531	$545	$621

The following tables present net revenue and long-lived asset information allocated between the U.S. and foreign countries:

	Fiscal Year Ended
	February 1, 2013	February 3, 2012	January 28, 2011
	(in millions)
Net revenue:
United States	$28,231	$30,404	$31,912
Foreign countries	28,709	31,667	29,582
Total	$56,940	$62,071	$61,494

	February 1, 2013	February 3, 2012
	(in millions)
Long-lived assets:
United States	$1,448	$1,577
Foreign countries	678	547
Total	$2,126	$2,124

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allocation between domestic and foreign net revenue is based on the location of the customers. Net revenue and long-lived assets from any single foreign country did not constitute more than 10% of Dell's consolidated net revenues or long-lived assets during Fiscal 2013, Fiscal 2012, or Fiscal 2011.
The following table presents net revenue by product and services categories:

	Fiscal Year Ended
	February 1, 2013	February 3, 2012	January 28, 2011
	(in millions)
Net revenue:
Enterprise Solutions and Services:
Enterprise Solutions:
Servers and networking	$9,294	$8,336	$7,609
Storage	1,699	1,943	2,295
Services	8,396	8,322	7,673
Third-party software and peripherals	9,257	10,222	10,261
Client:
Mobility	15,303	19,104	18,971
Desktop PCs	12,991	14,144	14,685
Net revenue	$56,940	$62,071	$61,494

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Consolidated Statements of Financial Position Information
The following table provides information on amounts included in accounts receivable, net, inventories, net, property, plant, and equipment, net, accrued and other liabilities, deferred revenue, and other non-current liabilities, as well as prepaid expenses as of February 1, 2013, and February 3, 2012.

	February 1, 2013	February 3, 2012
	(in millions)
Accounts receivable, net:
Gross accounts receivable	$6,701	$6,539
Allowance for doubtful accounts	(72)	(63)
Total	$6,629	$6,476
Inventories, net:
Production materials	$593	$753
Work-in-process	283	239
Finished goods	506	412
Total	$1,382	$1,404
Prepaid expenses(a)	$446	$362
Property, plant, and equipment, net:
Computer equipment	$2,591	$2,309
Land and buildings	1,957	1,843
Machinery and other equipment	752	782
Total property, plant, and equipment	5,300	4,934
Accumulated depreciation and amortization	(3,174)	(2,810)
Total	$2,126	$2,124
_____________________

(a)	Prepaid expenses are included in other current assets in the Consolidated Statements of Financial Position.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Consolidated Statements of Financial Position Information (cont.)

	February 1, 2013	February 3, 2012 (a)
	(in millions)
Accrued and other current liabilities:
Compensation	$1,182	$1,604
Warranty liability	492	572
Income and other taxes	807	432
Other	1,163	1,132
Total	$3,644	$3,740

Deferred revenue:
Deferred extended warranty revenue	$7,103	$7,002
Other deferred services revenue	497	378
Total deferred services revenue	7,600	7,380
Deferred revenue - Dell software	552	—
Other deferred revenue	192	213
Total deferred revenue	$8,344	$7,593
Short-term portion	$4,373	$3,738
Long-term portion	3,971	3,855
Total deferred revenue	$8,344	$7,593

Other non-current liabilities:
Warranty liability	$270	$316
Unrecognized tax benefits, net	2,908	2,563
Deferred tax liabilities	918	405
Other	91	89
Total	$4,187	$3,373

_____________________
(a) Certain prior year amounts have been reclassified from accrued and other liabilities and other non-current liabilities on the Consolidated Statements of Financial Position to short-term deferred revenue and long-term deferred revenue, respectively, to conform to the current year presentation.

Supplemental Consolidated Statements of Income

The table below provides details of interest and other, net for Fiscal 2013, Fiscal 2012, and Fiscal 2011:

	Fiscal Year Ended
	February 1, 2013	February 3, 2012	January 28, 2011
	(in millions)
Interest and other, net:
Investment income, primarily interest	$100	$81	$47
Gains on investments, net	35	8	6
Interest expense	(270)	(279)	(199)
Foreign exchange	(18)	5	4
Other	(18)	(6)	59
Interest and other, net	$(171)	$(191)	$(83)

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuation and Qualifying Accounts

Fiscal Year	Description	Balance at Beginning of Period	Charged to Income Statement	Charged to Allowance	Balance at End of Period
Trade Receivables:
2013	Allowance for doubtful accounts	$63	$100	$91	$72
2012	Allowance for doubtful accounts	$96	$90	$123	$63
2011	Allowance for doubtful accounts	$115	$124	$143	$96
Customer Financing Receivables(a):
2013	Allowance for financing receivable losses	$202	$158	$168	$192
2012	Allowance for financing receivable losses	$241	$144	$183	$202
2011	Allowance for financing receivable losses	$237	$258	$254	$241
Trade Receivables:
2013	Allowance for customer returns	$86	$694	$668	$112
2012	Allowance for customer returns	$102	$607	$623	$86
2011	Allowance for customer returns	$79	$581	$558	$102

(a)	Charge-offs to the allowance for financing receivable losses for customer financing receivables includes principal and interest.

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — UNAUDITED QUARTERLY RESULTS
The following tables present selected unaudited Consolidated Statements of Income for each quarter of Fiscal 2013 and Fiscal 2012:

	Fiscal Year 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share data)
Net revenue	$14,422	$14,483	$13,721	$14,314
Gross margin	$3,067	$3,138	$2,872	$3,109
Net income	$635	$732	$475	$530
Earnings per share:
Basic	$0.36	$0.42	$0.27	$0.30
Diluted	$0.36	$0.42	$0.27	$0.30
Cash dividends declared per common share	$—	$—	$0.08	$0.08
Weighted-average shares outstanding:
Basic	1,759	1,747	1,735	1,738
Diluted	1,774	1,753	1,742	1,748

	Fiscal Year 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share data)
Net revenue	$15,017	$15,658	$15,365	$16,031
Gross margin	$3,432	$3,525	$3,469	$3,385
Net income	$945	$890	$893	$764
Earnings per share:
Basic	$0.50	$0.48	$0.49	$0.43
Diluted	$0.49	$0.48	$0.49	$0.43
Weighted-average shares outstanding:
Basic	1,908	1,858	1,813	1,778
Diluted	1,923	1,871	1,828	1,796

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 — SUBSEQUENT EVENT

Merger Agreement

On February 5, 2013, Dell announced that it had signed a definitive agreement and plan of merger (the “merger agreement”) pursuant to which it will be acquired by Denali Holding Inc. (“Parent”), a Delaware corporation owned by Michael S. Dell, the Chairman, Chief Executive Officer and founder of Dell, and investment funds affiliated with Silver Lake Partners, a global private equity firm (“Silver Lake”). Following completion of the transaction, Mr. Dell will continue to lead Dell as Chairman and Chief Executive Officer and will maintain a significant equity investment in Dell by contributing his Dell shares to Parent and making a cash investment in Parent. Subject to the satisfaction or permitted waiver of closing conditions set forth in the merger agreement, the merger is expected to be consummated before the end of the second quarter of the fiscal year ending January 31, 2014.

At the effective time of the merger, each share of Dell's common stock issued and outstanding immediately before the effective time, other than certain excluded shares, will be converted into the right to receive $13.65 in cash, without interest (the “merger consideration”). Shares of common stock held by the Parent and its subsidiaries, shares held by Mr. Dell and certain of Mr. Dell's related parties (together with Mr. Dell, the “MD Investors”), and by Dell or any wholly-owned subsidiary of Dell will not be entitled to receive the merger consideration.

Dell's stockholders will be asked to vote on the adoption of the merger agreement and the merger at a special stockholders meeting that will be held on a date to be announced. The closing of the merger is subject to a non-waivable condition that the merger agreement be adopted by the affirmative vote of the holders of (1) at least a majority of all outstanding shares of common stock and (2) at least a majority of all outstanding shares of common stock held by stockholders other than Parent and its subsidiaries, the MD Investors, any other officers and directors of Dell or any other person having any equity interest in, or any right to acquire any equity interest in, Parent's merger subsidiary or any person of which the merger subsidiary is a direct or indirect subsidiary. Consummation of the merger is also subject to certain customary conditions. The merger agreement does not contain a financing condition.

The merger agreement places limitations on Dell's ability to engage in certain types of transactions without Parent's consent during the period between the signing of the merger agreement and the effective time of the merger. During this period, Dell may not repurchase shares of its common stock or declare dividends in excess of the quarterly rate of $0.08 per share authorized under its current dividend policy. In addition, with limited exceptions, Dell may not incur additional debt other than up to $1.8 billion under its existing commercial paper program, $2.0 billion under its revolving credit facilities, $1.5 billion under its structured financing debt facilities, and up to $25 million of additional indebtedness. Further, other than in transactions in the ordinary course of business or within specified dollar limits and certain other limited exceptions, Dell generally may not acquire other businesses, make investments in other persons, or sell, lease, or encumber its material assets.

Parent has obtained equity and debt financing commitments for the transactions contemplated by the merger agreement, the aggregate proceeds of which, together with the proceeds of a rollover investment of Dell shares in Parent by the MD Investors, an investment in subordinated securities and the available cash of Dell, will be sufficient for Parent to pay the aggregate merger consideration and all related fees and expenses. The commitment of financial institutions to provide debt financing for the transaction is subject to a number of customary conditions, including the execution and delivery by the borrowers and the guarantors of definitive documentation consistent with the debt commitment letter.

Pursuant to the terms of a “go-shop” provision in the merger agreement, during the period beginning on the date of the merger agreement and expiring after March 22, 2013, Dell and its subsidiaries and their respective representatives may initiate, solicit and encourage any alternative acquisition proposals from third parties, provide nonpublic information to such third parties and participate in discussions and negotiations with such third parties regarding alternative acquisition proposals. Under the terms and conditions set forth in the merger agreement, before the company stockholder approvals adopting the merger agreement, the Board of Directors may change its recommendation, including in order to approve, and may authorize Dell to enter into, an alternative acquisition proposal if the special committee of the Board of Directors that recommended approval of the merger has determined in good faith, after consultation with outside counsel and its financial advisors, that such alternative acquisition proposal would be more favorable to Dell's stockholders, taking into account all of the terms and conditions of such proposal (including, among other things, the financing, likelihood and timing of its consummation and any adjustments to the merger agreement).

DELL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The merger agreement contains certain termination rights for Dell and Parent. Among such rights, and subject to certain limitations, either Dell or Parent may terminate the merger agreement if the merger is not completed by November 5, 2013.

The terms of the merger agreement did not impact Dell's Consolidated Financial Statements as of and for the fiscal year ended February 1, 2013.

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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 1, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of February 1, 2013. The effectiveness of our internal control over financial reporting as of February 1, 2013, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting
Dell's management, with the participation of Dell's Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Dell's internal control over financial reporting occurred during the fourth quarter of Fiscal 2013. Based on their evaluation, management concluded that there has been no change in Dell's internal control over financial reporting during the fourth quarter of Fiscal 2013 that has materially affected, or is reasonably likely to materially affect, Dell's internal control over financial reporting.

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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 1, 2013. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of February 1, 2013.

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

ITEM 9B — OTHER INFORMATION
None.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a code of ethics applicable to our principal executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer, controller, and persons performing similar functions. The code of ethics, which we refer to as our Code of Conduct, is available on our Internet website at www.dell.com. To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the code for the benefit of our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions, on our website within any period that may be required under SEC rules from time to time.

See “Part I — Item 1 — Business — Executive Officers of Dell” for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2013 annual meeting of stockholders, referred to as the “2013 proxy statement,” which we will file with the SEC on or before 120 days after our 2013 fiscal year-end, and which will appear in the 2013 proxy statement under the captions “Proposal 1 — Election of Directors” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance.”
ITEM 11 — EXECUTIVE COMPENSATION
Information required by this Item 11 is incorporated herein by reference to the 2013 proxy statement, including the information in the 2013 proxy statement appearing under the captions “Proposal 1 — Election of Directors — Director Compensation” and “Executive Compensation.”

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 is incorporated herein by reference to the 2013 proxy statement, including the information in the 2013 proxy statement appearing under the captions “Stock Ownership” and “Executive Compensation — Equity Compensation Plans.”

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 is incorporated herein by reference to the 2013 proxy statement, including the information in the 2013 proxy statement appearing under the captions “Proposal 1 — Elections of Directors” and “Additional Information — Certain Relationships and Related Transactions.”

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item 14 is incorporated herein by reference to the 2013 proxy statement, including the information in the 2013 proxy statement appearing under the caption “Proposal 2 — Ratification of Independent Auditor.”

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

Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended February 1, 2013, February 3, 2012, and January 28, 2011 is included in Note 16 of Notes to Consolidated Financial Statements included in "Part II — Item 8 — Financial Statements and Supplementary Data." All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the consolidated financial statements, or notes thereto, included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL INC.

By:	/s/ MICHAEL S. DELL
Michael S. Dell
Chairman and Chief Executive Officer
(Duly authorized officer)
Date: March 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Name	Title	Date

/s/ MICHAEL S. DELL	Chairman and Chief Executive Officer (principal executive officer)	March 12, 2013
Michael S. Dell

/s/ JAMES W. BREYER	Director	March 12, 2013
James W. Breyer

/s/ DONALD J. CARTY	Director	March 12, 2013
Donald J. Carty

/s/ JANET F. CLARK	Director	March 12, 2013
Janet F. Clark

/s/ LAURA CONIGLIARO	Director	March 12, 2013
Laura Conigliaro

/s/ KENNETH M. DUBERSTEIN	Director	March 12, 2013
Kenneth M. Duberstein

/s/ WILLIAM H. GRAY, III	Director	March 12, 2013
William H. Gray, III

/s/ GERARD J. KLEISTERLEE	Director	March 12, 2013
Gerard J. Kleisterlee

/s/ KLAUS S. LUFT	Director	March 12, 2013
Klaus S. Luft

/s/ ALEX J. MANDL	Director	March 12, 2013
Alex J. Mandl

/s/ SHANTANU NARAYEN	Director	March 12, 2013
Shantanu Narayen

/s/ H. ROSS PEROT, JR.	Director	March 12, 2013
H. Ross Perot, Jr.

/s/ BRIAN T. GLADDEN	Senior Vice President and Chief Financial Officer (principal financial officer)	March 12, 2013
Brian T. Gladden

/s/ YVONNE MCGILL	Vice President, Corporate Finance and Chief Accounting Officer (principal accounting officer)	March 12, 2013
Yvonne Mcgill

Exhibits

Exhibit No.		Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of February 5, 2013, by and among Dell Inc. ("Dell"), Denali Holding Inc., Denali Intermediate Inc. and Denali Acquiror Inc. (incorporated by reference to Exhibit 2.1 of Dell's Current Report on Form 8-K filed February 6, 2013, as amended by Current Report on Form 8-K/A filed on February 15, 2013, Commission File No. 0-17017)

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

Exhibit No.			Description of Exhibit
10.18	*	—
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

10.31	*	—	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement
10.32	*	—
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

10.34	*	—	Separation Agreement and Release between Dell and Peter Altabef (incorporated by reference to Exhibit 10.1 of Dell's Current Report on Form 8-K filed January 13, 2011, Commission File No. 0-17017)
10.35	*	—
Dell Inc. 2012 Long-Term Incentive Plan (the "2012 Long-Term Incentive Plan") (incorporated by reference to Exhibit 10.1 of Dell's Current Report on Form 8-K filed July 19, 2012, Commission File No. 0-17017)

Exhibit No.			Description of Exhibit
10.36	*	—	Form of Stock Unit Agreement under the 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Dell's Current Report on Form 8-K filed July 19, 2012, Commission File No. 0-17017)
10.37	*	—
Form of Deferred Stock Unit Agreement for Non-Employee Directors under the 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Dell's Current Report on Form 8-K filed July 19, 2012, Commission File No. 0-17017)

10.38	*	—
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 of Dell's Current Report on Form 8-K filed July 19, 2012, Commission File No. 0-17017)

10.39	*	—
Form of Nonstatutory Stock Option Agreement under the 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 of Dell's Current Report on Form 8-K filed July 19, 2012, Commission File No. 0-17017)

10.40	*	—
Form No. 1 of Restricted Stock Unit Agreement for New Hire Officers under the 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 of Dell's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2012, Commission File No. 0-17017)

10.41	*	—
Form No. 2 of Restricted Stock Unit Agreement for New Hire Officers under the 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of Dell's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2012, Commission File No. 0-17017)

10.42	*	—
Form of Stock Unit Agreement under the Amended and Restated 2002 Long-Term Incentive Plan with Dividend Equivalent Rights (incorporated by reference to Exhibit 10.8 of Dell's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2012, Commission File No. 0-17017)

10.43	*	—
Amendment to Restricted Stock Unit Agreements for Non-Employee Directors under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 of Dell's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2012, Commission File No. 0-17017)

10.44	*	—
Amendment to Restricted Stock Unit Agreements under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 of Dell's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2012, Commission File No. 0-17017)

10.45	*	—
Amendment to Performance Based Stock Unit Agreements under the 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Dell's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2012, Commission File No. 0-17017)

10.46		—
Voting and Support Agreement, dated as of February 5, 2013, by and among the stockholders listed on the signature pages thereto and Dell (incorporated by reference to Exhibit 10.1 of Dell's Current Report on Form 8-K filed February 6, 2013, as amended by Current Report on Form 8-K/A filed February 15, 2013, Commission File No. 0-17017)

10.47	*	—
Consultancy Agreement among Dell, Stephen F. Schuckenbrock, and Schuckenbrock Consulting, LLC (incorporated by reference to Exhibit 10.1 of Dell's Current Report on Form 8-K filed February 28, 2013, Commission File No. 0-17017)

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