Form 10-K/A
period 2013-02-01
DELL INC
filed 2013-06-03
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______
Commission file number: 0-17017
Dell Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2487834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Dell Way, Round Rock, Texas 78682
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: 1-800-289-3355
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
Large accelerated filer ☑    Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ❒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Approximate aggregate market value of the registrant's common stock held by non-affiliates as of August 3, 2012, based upon the last sale price reported for such date on the NASDAQ Global Select Market                          $17.1 billion
Number of shares of common stock outstanding as of March 6, 2013                        1,747,220,324

EXPLANATORY NOTE
Dell Inc. ("Dell") is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (the "Form 10-K/A") to amend our Annual Report on Form 10-K for the fiscal year ended February 1, 2013 (the "Form 10-K"), which was filed with the Securities and Exchange Commission (the "SEC") on March 12, 2013. The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the Form 10-K.
In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of Dell's principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of Dell's principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.
Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Director Qualifications
Dell's Board of Directors (the "Board") believes that individuals who serve on the Board should have demonstrated notable or significant achievements in business, education, or public service; should possess the requisite intelligence, education, and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of Dell's stockholders. The following are qualifications, experience and skills for Board members which are important to Dell's business and its future:

•
Leadership Experience — Dell seeks directors who demonstrate extraordinary leadership qualities. Strong leaders bring vision, strategic agility, diverse and global perspectives, and broad business insight to the company. They demonstrate practical management experience, skills for managing change, and deep knowledge of industries, geographies, and risk management strategies relevant to the company. They have experience in identifying and developing Dell's current and future leaders. The relevant leadership experience Dell seeks includes a past or current leadership role in a major public company or recognized privately held entity; a past or current leadership role at a prominent educational institution or senior faculty position in an area of study important or relevant to the company; a past elected or appointed senior government position; or a past or current senior managerial or advisory position with a highly visible nonprofit organization.

•
Finance Experience — Dell believes that all directors should possess an understanding of finance and related reporting processes. Dell also seeks directors who qualify as an "audit committee financial expert," as defined in the SEC’s rules for service on the Audit Committee.

•
Industry Experience — Dell seeks directors who have relevant industry experience. Dell values experience in Dell's high priority areas, including new or expanding businesses, customer segments or geographies, organic and inorganic growth strategies, and existing and new technologies; deep or unique understanding of Dell's business environments; and experience with, exposure to, or reputation among a broad subset of Dell's customer base.

•
Government Experience — Dell's customers include government, educational institutions and law enforcement agencies, and Dell is subject to regulatory requirements. Accordingly, Dell seeks directors who have experience in the legislative, judicial or regulatory branches of government.

•
Diversity of Background — Although the Board has not established any formal diversity policy to be used to identify director nominees, it recognizes that a current strength of the Board stems from the diversity of perspective and understanding that arises from discussions involving individuals of diverse backgrounds and experience. When assessing a Board candidate’s background and experience, the Governance and Nominating Committee takes into consideration a broad range of relevant factors, including a candidate’s gender, ethnic status and geographic background.

Director Qualifications Matrix
The Governance and Nominating Committee selects, evaluates and recommends to the full Board qualified candidates for election or appointment to the Board. The committee has developed the following matrix outlining specific qualifications to ensure that Dell’s directors bring to the Board a diversity of experience, background and international perspective. The matrix allows the committee to identify areas of expertise and experience that may benefit the Board in the future as well as gaps in those areas that may arise as directors retire. The committee uses this information as part of its process for identifying and recommending new directors for the Board.

	Leadership			Financial		International		Diversity			Other
Name	Technical Industry	Government	Academic	Financial Literacy	Eligible for Audit Committee Financial Expert	Global Mindset, Emerging Markets	Global Operational Experience	Gender	Ethnicity	Geographic	CEO Experience	CFO Experience
Mr. Breyer	X			X		X
Mr. Carty				X	X	X	X			X	X	X
Ms. Clark				X	X		X	X				X
Ms. Conigliaro	X			X		X		X
Mr. Dell	X			X		X	X				X
Mr. Duberstein		X		X		X					X
Mr. Gray		X	X	X					X		X
Mr. Kleisterlee	X			X		X	X			X	X
Mr. Luft	X			X		X	X			X	X
Mr. Mandl	X			X	X	X	X			X	X	X
Mr. Narayen	X			X		X	X		X	X	X
Mr. Perot	X			X		X	X				X
Set forth below is biographical information, as of May 15, 2013, about the members of the Board, and the qualifications, experience and skills the Nominating and Governance Committee and the Board considered in determining that each such person should serve as a director.

James W. Breyer Age: 51 Director since April 2009 Board committees: • Finance (Chair)
Mr. Breyer has been a Partner of Accel Partners, a venture capital firm, since 1987. Mr. Breyer is also the founder of Breyer Capital, an investment firm, and has served as its Chief Executive Officer since July 2006. Additionally, Mr. Breyer is a co-founder of IDG-Accel China Funds and has served as co-lead on the company's strategic investment committee since its inception in 2005. Mr. Breyer serves on the boards of directors of Facebook, Inc., News Corporation, Model N, Inc., and Wal-Mart Stores, Inc., where he is the presiding director. From June 2006 to December 2009, Mr. Breyer was on the board of directors of Marvel Entertainment, Inc., from October 1995 until June 2008, he served on the board of directors of Real Networks, Inc., from January 2007 to January 2013, he served on the board of directors of Brightcove, Inc., and from April 2005 to June 2012, he served on the board of directors of Prosper Marketplace, Inc. On April 26, 2013, Mr. Breyer notified Dell that he will not stand for re-election to Dell's Board at Dell's next annual meeting of stockholders.
Director Qualifications
•  Leadership Experience - Partner at Accel Partners and presiding director at Wal-Mart Stores, Inc.
• Industry Experience - Knowledge of the technology industry, new and existing technologies, and growth strategies

Donald J. Carty Age: 66 Director since December 1992 No Board committee
Mr. Carty served as Vice Chairman and Chief Financial Officer of Dell from January 2007 until June 2008. In that role, he was responsible for all finance functions, including controller, corporate planning, tax, treasury operations, investor relations, corporate development, risk management, and corporate audit. Mr. Carty was the Chairman and Chief Executive Officer of AMR Corporation and American Airlines from 1998 until his retirement in 2003. He served in a variety of executive positions with AMR Corporation, AMR Airline Group, and American Airlines from 1978 to 1985 and from 1987 to 1999, including Chief Financial Officer of AMR Corporation and American Airlines Inc. from October 1989 until March 1995. Mr. Carty was President and Chief Executive Officer of Canadian Pacific Air Lines, known as CP Air, in Canada from 1985 to 1987. After his retirement from AMR and American Airlines Inc. in 2003, Mr. Carty was engaged in numerous business and private investment activities with a variety of companies. Mr. Carty is also a director of Barrick Gold Corporation, Gluskin Sheff and Associates, Talisman Energy Inc. and Canadian National Railway Company. Additionally, Mr. Carty was a member of the board of directors of Hawaiian Holdings Inc. from August 2004 until February 2007 and again from April 2008 until May 2011 and of CHC Helicopter Corp. from November 2004 until September 2008.
Director Qualifications
• Leadership Experience — CFO of Dell; CEO and CFO of AMR Corporation and American Airlines; President and CEO of CP Air
• Finance Experience — CFO of Dell; CFO of AMR Corporation and American Airlines
• Industry Experience — CFO of Dell with knowledge of Dell's operating environment

Janet F. Clark Age: 58 Director since September 2011 Board committees: • Audit
Ms. Clark joined Marathon Oil Corporation in 2004, where she currently serves as Executive Vice President and Chief Financial Officer. From 2001 through 2003, Ms. Clark served as Senior Vice President and Chief Financial Officer of Nuevo Energy Company. From 1997 until 2003, she held various roles at Santa Fe Snyder Corporation, including Chief Financial Officer and Executive Vice President of Corporate Development and Administration. From 2003 until September 2011, she served on the board of directors of Exterran Holdings, Inc.

Director Qualifications
• Leadership Experience — EVP and CFO of Marathon Oil; SVP and CFO of Nuevo Energy
• Finance Experience — EVP and CFO of Marathon Oil; SVP and CFO of Nuevo Energy; CFO and EVP of Corporate Development and Administration of Santa Fe Snyder

Laura C. Conigliaro Age: 67 Director since September 2011 Board committees: • Finance
Ms. Conigliaro has been retired since 2011. Ms. Conigliaro joined The Goldman Sachs Group, Inc. (“Goldman Sachs”) in 1996 as a U.S. Hardware Systems Equity Research Analyst. She was named managing director in 1997 and partner in 2000. She was most recently co-director of the firm's Americas Equity Research unit. In addition to covering the hardware systems sector, Ms. Conigliaro served as the technology investment research business unit leader for Goldman Sachs. She also developed specialized expertise covering enterprise server and storage companies. Prior to her service with Goldman Sachs, Ms. Conigliaro was a computer and design automation analyst at Prudential Financial, Inc. Ms. Conigliaro also serves on the boards of directors of Infoblox Inc. and Genpact Limited.

Director Qualifications
• Finance Experience — U.S. Hardware Systems Equity Research Analyst at Goldman Sachs
• Industry Experience — Knowledge of the technology industry

Michael S. Dell Age: 48 Director since May 1984 No Board committees
Mr. Dell currently serves as Chairman of the Board of Directors and Chief Executive Officer. He has held the title of Chairman of the Board since he founded Dell in 1984. Mr. Dell also served as Chief Executive Officer of Dell from 1984 until July 2004 and resumed that role in January 2007. He is an honorary member of the Foundation Board of the World Economic Forum and is an executive committee member of the International Business Council. In addition, he serves as the chairman of the Technology CEO Council and is a member of the U.S. Business Council and the Business Roundtable. He also serves on the governing board of the Indian School of Business in Hyderabad, India, and is a member of the board of directors of Catalyst, Inc. See “SEC Settlement with Mr. Dell” below for information about legal proceedings to which Mr. Dell has been a party.

Director Qualifications
 • Leadership Experience — Founder, Chairman and CEO of Dell
 • Industry Experience — Knowledge of new and existing technologies, Dell's industry and Dell's customers

Kenneth M. Duberstein Age: 69 Director since September 2011 Board committees: • Governance and Nominating
Mr. Duberstein has been Chairman and Chief Executive Officer of The Duberstein Group, Inc., a strategic advisory and consulting firm, since 1989. Previously, Mr. Duberstein served as Chief of Staff to President Ronald Reagan from 1988 to 1989 and as Deputy Chief of Staff in 1987. From 1984 to 1986, Mr. Duberstein was Vice President of Timmons & Company in Washington, D.C. Prior to his service in that position, he served in the White House as Assistant to the President, Legislative Affairs from 1981 to 1983. From 1977 to 1980, Mr. Duberstein was Vice President of the Committee for Economic Development. He serves as a director of the Council on Foreign Relations, the Brookings Institution, the National Alliance to End Homelessness and the National Endowment for Democracy and is a lifetime trustee for the Kennedy Center for the Performing Arts. He also serves as a director on the boards of directors of The Boeing Company, Travelers Companies, Inc. and Mack-Cali Realty Corporation. From 2002 until May 2012, he also served on the board of directors of ConocoPhillips Company.
Director Qualifications
• Leadership Experience — Chairman and CEO of The Duberstein Group, Inc.; White House Chief of Staff, Deputy Chief of Staff and Assistant to the President for Legislative Affairs
• Government Experience — White House Chief of Staff, Deputy Chief of Staff and Assistant to the President for Legislative Affairs

William H. Gray, III Age: 71 Director since November 2000 Board committees: • Governance and Nominating (Chair) • Leadership Development and Compensation
Mr. Gray is currently Chairman of Gray Global Strategies, Inc., a business advisory firm, a position he has held since February 2012. From August 2004 until February 2012, he was co-Chairman of GrayLoeffler L.L.C., a consulting and advisory firm. Mr. Gray was President and Chief Executive Officer of The College Fund/UNCF (educational assistance) from 1991 until he retired in June 2004. He was a member of the United States House of Representatives from 1979 to 1991. During his tenure in Congress, he served as Chairman of the House Budget Committee, a member of the Appropriations Committee, and Chairman of the House Democratic Caucus and Majority Whip. He is an ordained Baptist Minister and last pastored at Bright Hope Baptist Church of Philadelphia from 1972 until 2007. Mr. Gray is also a director of Prudential Financial, Inc., and Pfizer Inc. From 2000 until 2010, Mr. Gray was a director of Visteon Corporation and from 1992 until 2012, he was a director of JP Morgan Chase & Co.

Director Qualifications
• Leadership Experience — President and CEO of the College Fund/UNCF; member of the United States House of Representatives; co-Chairman of GrayLoeffler L.L.C.; Chairman of Gray Global Strategies, Inc.
• Government Experience — Member of the United States House of Representatives

Gerard J. Kleisterlee Age: 66 Director since December 2010 Board committees: • Finance • Leadership Development and Compensation
Mr. Kleisterlee was named Chairman of Vodafone Group plc. in July 2011, and continues to serve in that role. Mr. Kleisterlee was President and Chief Executive Officer of Royal Philips Electronics from April 2001 until March 2011 and President and Chief Operations Officer of Royal Philips Electronics prior to April 2011. Previously, he held key positions within Royal Philips Electronics, including member of the Board of Management since April 2000, member of the Group Management Committee since January 1999, Chief Executive Officer of Philips' Components division, President of Philips Taiwan, Regional Manager for Philips' Components in Asia-Pacific, Managing Director of Philips' Display Components worldwide, General Manager of Philips' Professional Audio Product Group and various manufacturing management positions within Philips' Medical Systems division starting in 1974. Mr. Kleisterlee served on the supervisory board of Dutch Central Bank from July 2006 until January 2012. Mr. Kleisterlee is a member of the boards of directors of Daimler AG and Royal Dutch Shell.
Director Qualifications
•    Leadership Experience — President, CEO and COO of Royal Philips Electronics; Chairman of Vodafone Group plc.
• Industry Experience — Experience as executive of major global electronics company

Klaus S. Luft Age: 71 Director since March 1995 Board committees: • Audit
Mr. Luft is the founder and Chairman of the supervisory board of Artedona AG, a privately held mail order e-commerce company established in 1999 and headquartered in Munich, Germany. He is also owner and President of Munich-based MATCH - Market Access Services GmbH & Co., KG. From 1990 until 2010, Mr. Luft served as Vice Chairman and International Advisor to Goldman Sachs Europe Limited. From March 1986 to November 1989, he was Chief Executive Officer of Nixdorf Computer AG, where he served for more than 17 years in a variety of executive positions in marketing, manufacturing, and finance. Mr. Luft is the Honorary Consul of the Republic of Estonia in the State of Bavaria.

Director Qualifications
• Leadership Experience — Chairman of the supervisory board of Artedona AG; Vice Chairman of Goldman Sachs Europe Limited; Chief Executive Officer of Nixdorf Computer AG
• Industry Experience — Knowledge of technology marketing, manufacturing, and international markets

Alex J. Mandl Age: 69 Director since November 1997 Lead Director Board committees: • Audit (Chair) • Governance and Nominating
Mr. Mandl is currently the non-Executive Chairman of Gemalto N.V., a digital security company resulting from the merger of Axalto Holding N.V. and Gemplus International S.A. From June 2006 until December 2007, Mr. Mandl served as Executive Chairman of Gemalto. Before June 2006, Mr. Mandl was President, Chief Executive Officer and a member of the board of directors of Gemplus, positions he held since August 2002. He has served as Principal of ASM Investments, a company focusing on early stage funding in the technology sector, since April 2001. From 1996 to March 2001, Mr. Mandl was Chairman and CEO of Teligent, Inc., which offered business customers an alternative to the Bell Companies for local, long distance, and data communication services. Mr. Mandl was AT&T's President and Chief Operating Officer from 1994 to 1996, and its Executive Vice President and Chief Financial Officer from 1991 to 1993. From 1988 to 1991, Mr. Mandl was Chairman of the Board and Chief Executive Officer of Sea-Land Services Inc. Mr. Mandl served from May 2007 to October 2010 as a director of Hewitt Associates, Inc. and from March 2008 to October 2010 as a director of Visteon Corporation. Mr. Mandl was a member of the board of directors of Horizon Lines, Inc. since January of 2007 and became the Chairman in February 2011, retiring in April 2012. Mr. Mandl is a member of the board of directors of Arise Virtual Solutions Inc.
Director Qualifications
•    Leadership Experience — Chairman of Gemalto N.V.; director, President and CEO of Gemplus; Principal of ASM Investments; Chairman and CEO of Teligent; President, COO and CFO of AT&T; Chairman and CEO of Sea-Land Services Inc.
•    Finance Experience — CFO of AT&T
• Industry Experience — Experience as a leader of global technology companies; knowledge of emerging technologies

Shantanu Narayen Age: 49 Director since September 2009 Board committees: • Leadership Development and Compensation (Chair)
Mr. Narayen has served since December 2007 as President and Chief Executive Officer of Adobe Systems Incorporated, a software company. From January 2005 until December 2007, Mr. Narayen was Adobe's President and Chief Operating Officer. Previously, he held key product research and development positions within Adobe, including Executive Vice President of Worldwide Products, Senior Vice President of Worldwide Product Development, and Vice President and General Manager of the Engineering Technology Group. Before joining Adobe in 1998, he was a co-founder of Pictra, Inc., an early pioneer of digital photo sharing over the Internet. Prior to his service in that position, he served as director of desktop and collaboration products at Silicon Graphics, Inc. and held various senior management positions at Apple Computer, Inc. Mr. Narayen also serves on the advisory board of the Haas School of Business of the University of California, Berkeley and is president of the board of directors of the Adobe Foundation, which funds philanthropic initiatives around the world.

Director Qualifications
• Leadership Experience — President and CEO of Adobe Systems Incorporated
• Industry Experience — Knowledge of the technology industry, new and existing technologies, software, and product development

Ross Perot, Jr. Age: 54 Director since December 2009 No Board committees
Mr. Perot is currently chairman of Hillwood Development Company, a real estate development company, which he founded in 1988. Mr. Perot served as the Chairman of the Board of Perot Systems Corporation from September 2004 until its acquisition by Dell on November 3, 2009. Mr. Perot also served as a director of Perot Systems Corporation from June 1988 until November 3, 2009, and as President and Chief Executive Officer of Perot Systems Corporation from September 2000 until September 2004. Mr. Perot served in the United States Air Force for over eight years. He currently serves as co-chairman of the board of directors of the EastWest Institute.

Director Qualifications
• Leadership Experience — Chairman of the Board and CEO of Perot Systems; Chairman of Hillwood Development Company
• Industry Experience — Knowledge of data center solutions and IT, strategy and enterprise consulting

SEC Settlement with Mr. Dell
On October 13, 2010, a federal district court approved settlements by the company and Mr. Dell with the SEC resolving an SEC investigation into Dell’s disclosures and alleged omissions before Fiscal 2008 regarding certain aspects of its commercial relationship with Intel Corporation and into separate accounting and financial reporting matters. The company and Mr. Dell entered into the settlements without admitting or denying the allegations in the SEC’s complaint, as is consistent with common SEC practice. The SEC’s allegations with respect to Mr. Dell and his settlement were limited to the alleged failure to provide adequate disclosures with respect to the company’s commercial relationship with Intel Corporation prior to Fiscal 2008. Mr. Dell’s settlement did not involve any of the separate accounting fraud charges settled by the company and others. Moreover,

Mr. Dell’s settlement was limited to claims in which only negligence, and not fraudulent intent, is required to establish liability, as well as secondary liability claims for other non-fraud charges. Under his settlement, Mr. Dell consented to a permanent injunction against future violations of these negligence-based provisions and other non-fraud based provisions related to periodic reporting. Specifically, Mr. Dell consented to be enjoined from violating Sections 17(a)(2) and (3) of the Securities Act of 1933 and Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”), and from aiding and abetting violations of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1 and 13a-13 under the Exchange Act. In addition, Mr. Dell agreed to pay a civil monetary penalty of $4 million. The settlement did not include any restrictions on Mr. Dell’s continued service as an officer or director of the company.
Corporate Governance
Corporate Governance Principles
The Board believes that adherence to sound corporate governance policies and practices is important in ensuring that Dell is governed and managed with the highest standards of responsibility, ethics and integrity and in the best interests of its stockholders. The Board maintains Dell’s Corporate Governance Principles, which are intended to reflect Dell’s core values and provide the foundation for Dell’s governance and management systems and Dell’s interactions with others. A copy of those principles can be found on the company’s website at www.dell.com/corporategovernance.
Board Leadership Structure
Dell's Bylaws provide that the Chairman of the Board will preside over meetings of the Board of Directors. The Chief Executive Officer has management responsibility for the business and affairs of the company. Both the Chairman and Chief Executive Officer positions are currently held by Mr. Dell. The company also has an independent Lead Director elected annually by the majority of independent directors during an executive session. Mr. Mandl currently serves as the Lead Director. The Lead Director has broad authority and responsibility to:

•	Set the agenda for and chair executive sessions of the independent directors and preside over all meetings at which the Chairman is not present

•	Assist the Chairman in the management of Board meetings

•	Confer with the members of the Board on the number of regular Board meetings

•	Propose an annual schedule of major discussion items for the Board to consider

•	Advise on and (with the Chairman) set the agendas for Board meetings, including review and approval of the meeting agenda to ensure the allocation of sufficient time to discuss all agenda items

•	Assist the Governance and Nominating Committee in discharging its responsibility for selecting and recommending nominees for director positions to the full Board

•	Monitor and assist with corporate governance initiatives

•	Consult with a representative group of stockholders periodically and other stockholders as needed

•	Serve as a liaison between the Chairman and the independent directors

•	Act as Chairman if Mr. Dell should have a conflict of interest

•	Serve as a resource to all committee chairs and advise them as appropriate

•	Assist with the evaluation of the Chief Executive Officer, in coordination with the Leadership Development and Compensation Committee

•	Assist with the self-evaluation of the Board as a whole, in coordination with the Governance and Nominating Committee

•	Perform such other roles as are assigned by the Governance and Nominating Committee or the full Board.
The Lead Director may hire outside advisors and consultants reporting directly to the Board or to the independent directors and may call meetings of the independent directors at any time.
Dell's Corporate Governance Policies contain several features which the company believes will ensure that the Board maintains effective and independent oversight of management, including the following:

•
Executive sessions without management and non-independent directors present are a standing Board agenda item. Executive sessions of the independent directors are held at any time requested by an independent director and, in any event, are held in connection with at least 60% of regularly scheduled Board meetings. The Lead Director sets the agenda for executive sessions, the principal focus of which is whether management is performing its responsibilities in a manner consistent with the direction of the Board.

•	The Board regularly meets in executive session with Mr. Dell without other members of management present.

•	All Board committee members are independent directors. The committee chairs have authority to hold executive sessions without management and non-independent directors present.
The Board has determined that its current structure, with combined Chairman and Chief Executive Officer roles, an independent Lead Director, and independent directors as chairs and members of each committee, is in the best interests of Dell and its stockholders. The Board believes that combining the Chairman and Chief Executive Officer positions is currently the most effective leadership structure for the company given Mr. Dell's in-depth knowledge of Dell's business and industry, his ability to formulate and implement strategic initiatives, and his extensive contact with and knowledge of customers. As Chief Executive Officer, Mr. Dell is intimately involved in the day-to-day operations of the company and is thus in a position to elevate the most critical business issues for consideration by the independent directors of the Board. The Board believes that the combination of the Chairman and Chief Executive Officer roles as part of a governance structure that includes an independent Lead Director and exercise of key Board oversight responsibilities by independent directors provides an effective balance for the management of the company in the best interests of Dell's stockholders.
Board Committees
The Board maintains the following standing committees to assist it in discharging its oversight responsibilities. The current membership of each committee is indicated above under “Director Qualifications” with the directors' biographical information.

•
Audit Committee — The Audit Committee assists the Board in fulfilling its responsibility to provide oversight with respect to the integrity of Dell's financial statements and reports and other disclosures provided to stockholders, the system of internal controls, the audit process, Dell's compliance with legal requirements and the compliance of Dell's directors and executive officers with Dell’s Code of Conduct. Its primary duties include appraising Dell's financial reporting activities and the accounting standards and principles Dell follows; reviewing the scope and adequacy of Dell's internal and financial controls; reviewing the plans, activities and resources of the internal audit function; and reviewing the scope and results of the audit plans of Dell's independent and internal auditors. The Audit Committee also selects, engages and oversees the independent auditor and pre-approves all services to be performed by that firm. Further, in conjunction with the mandated rotation of the audit firm's lead engagement partner, the Audit Committee and its chairperson are directly involved in the selection of the independent auditor's new lead engagement partner. In addition, in order to assure continuing auditor independence, the Audit Committee periodically considers whether there should be a regular rotation of the independent external audit firm.

The Audit Committee is composed entirely of directors who satisfy the standards of independence established in Dell's Corporate Governance Principles, as well as additional independence standards applicable to audit committee members established under the NASDAQ Marketplace Rules and SEC rules. The Board has determined that each Audit Committee member meets the "financial literacy" requirement for audit committee members under the NASDAQ Marketplace Rules and that Mr. Mandl and Ms. Clark are "audit committee financial experts" within the meaning of the SEC rules.

•
Leadership Development and Compensation Committee — The Leadership Development and Compensation Committee reviews and recommends to the full Board the amounts and types of compensation to be paid to the Chairman and Chief Executive Officer; reviews and approves the amounts and types of compensation to be paid to Dell’s other executive officers and the non-employee directors; reviews and approves salary, bonus and equity guidelines for Dell's other employees; and administers Dell's stock-based compensation plans. The Leadership Development and Compensation Committee is composed entirely of directors who satisfy the standards of independence established in Dell's Corporate Governance Principles.

Subject to applicable legal requirements, the Leadership Development and Compensation Committee may delegate authority to undertake any of its responsibilities to a subcommittee consisting of one or more of its members. The committee did not delegate authority to a subcommittee in Fiscal 2013.
The Leadership Development and Compensation Committee engaged a consultant in Fiscal 2013 for assistance in recommending the amount and form of executive and director compensation for Fiscal 2013, as more fully described below in the “Compensation Discussion and Analysis” section of this report.
Dell's Chief Executive Officer provides the Leadership Development and Compensation Committee with recommendations on the total compensation opportunities for all other executive officers and input with respect to (1) the individual performance of the other executive officers in connection with the committee's determination of amounts paid under the annual incentive bonus plan, (2) the composition of Dell's peer group of companies used for competitive comparisons, and (3) the performance goals used to assess Dell's financial performance under the annual incentive bonus plan.
The Leadership Development and Compensation Committee has delegated to Mr. Dell authority to approve certain equity grants to non-executive officers. Dell’s management is required to provide the committee, on a periodic basis, information about the equity awards approved by Mr. Dell under the scope of his delegated authority.

•
Governance and Nominating Committee — The Governance and Nominating Committee oversees all matters of corporate governance, including formulating and recommending to the full Board governance policies and processes, reviewing and approving ethics and compliance policies, and monitoring the independence of members of the Board;

reviews, approves, disapproves or ratifies transactions between related persons that are required to be disclosed under SEC rules; selects, evaluates and recommends to the full Board qualified candidates for election or appointment to the Board; makes recommendations regarding the structure and membership of the Board committees; and administers an annual self-evaluation of Board performance. This committee is also responsible for monitoring Dell's sustainability and corporate responsibility activities and initiatives. The Governance and Nominating Committee is composed entirely of directors who satisfy the standards of independence established in Dell's Corporate Governance Principles.

•
Finance Committee — The Finance Committee oversees all areas of corporate finance, including capital structure, equity and debt financings, capital expenditures, merger and acquisition activity, cash management, banking activities and relationships, investments, foreign exchange activities and share repurchase activities. The Finance Committee is composed entirely of directors who satisfy the standards of independence established in Dell's Corporate Governance Principles.

Each committee is governed by a written charter approved by the full Board. These charters form an integral part of Dell's Corporate Governance Principles. A copy of each charter can be found on Dell's website at www.dell.com/corporate governance.
Board Risk Oversight
The Board oversees and maintains Dell's governance and compliance processes and procedures to promote the conduct of Dell's business in accordance with applicable laws and regulations and with the highest standards of responsibility, ethics and integrity. As part of its oversight responsibility, the Board is responsible for the oversight of risks facing the company and seeks to provide guidance with respect to the management and mitigation of those risks. An analysis of strategic and operational risks is presented to the Board in reports submitted by the Chief Executive Officer, the Chief Financial Officer and the General Counsel, as well as by other members of Dell's senior management who regularly appear before the Board to provide detailed overviews of the businesses they oversee. In addition, at least once each year, each member of the Board meets with the management of the business segment of the director's choice to review in detail that segment's operations, customer set, strategies and risks. Directors also have complete and open access to all Dell employees and are free to communicate, and do communicate, directly with management.
The Board delegates oversight of the following specific areas of risk to its committees:

•
The Audit Committee is responsible for the oversight of risk policies and processes relating to Dell's financial statements and financial reporting processes. The Audit Committee reviews and discusses with management, the independent auditor and the Vice President of Corporate Audit significant risks and exposures to Dell and the steps management has taken or plans to take to minimize or manage such risks. The Audit Committee regularly meets in executive session with each of the Chief Financial Officer, the Chief Accounting Officer, the Vice President of Corporate Audit, the Vice President for Ethics and Compliance and Dell's independent auditor in connection with regular meetings of the Audit Committee.

•
The Leadership Development and Compensation Committee monitors the risks associated with succession planning and development as well as compensation plans, including evaluating the effect Dell's compensation plans may have on risk decisions.

•	The Governance and Nominating Committee monitors the risks related to Dell's governance structure and process.

•	The Finance Committee is responsible for reviewing and approving the plans and strategies with respect to corporate finance, capital transactions and other transactions involving financial risks.
Each of the committee chairs reports to the full Board at its regular meetings concerning the activities of the committee, the significant issues it has discussed, and the actions taken by the committee.
While the Board is responsible for risk oversight, management is responsible for risk management. Dell seeks to maintain an effective internal controls environment and has processes to identify and manage risk, including an Executive Risk Steering Committee. This committee has adopted a Risk and Controls Framework and exercises oversight of the various risk assessment and monitoring and controls processes across the company, which include an annual risk assessment process that supports the annual internal audit plan. Dell also maintains and enforces a Code of Conduct, an Accounting Code of Conduct, an ethics and compliance program, a comprehensive internal audit process, and approved quality standards.
CEO Succession Planning
The Board has the responsibility to ensure that Dell's leadership is meeting the needs of the company now and can meet those needs in the future. The Board has developed a governance framework for CEO succession planning that is intended to provide for a continuous and collaborative process in which the Board ensures that the CEO builds a talent-rich leadership organization that can drive achievement of Dell’s strategic objectives. Under its governance framework, the Board:

•	Maintains a plan to address any unexpected short-term absence of the CEO and identifies candidates who could act as interim CEO in the event of any such unexpected absence

•	Identifies potential successors to the CEO and, for internal candidates, reviews each candidate’s performance and development plan against the criteria and profile for the CEO role

•	Frames the search process to be used at the period of transition, including the format for internal and external searches and the role of an outside consultant

•	At the period of transition, ideally three to five years before the retirement of the current CEO, manages the succession process and determines the current CEO’s role in that process
The Board reviews succession planning for the CEO on an annual basis. As part of this process, the CEO reviews the annual performance of each member of the management team with the Board and the Board engages in a discussion with the CEO and the Senior Vice President of Human Resources regarding each team member and the team member’s development. In addition, the Board reviews possible modification of the plan to address any unexpected short-term absence of the CEO.
Meetings and Attendance
During Fiscal 2013, the full Board met 12 times, the Audit Committee met eight times, the Leadership Development and Compensation Committee met six times, the Governance and Nominating Committee met three times, and the Finance Committee met six times. During Fiscal 2013, all directors attended at least 75% of the meetings of the full Board and the meetings of the committees on which they served during the period in which they served.
It is Dell's policy, as reflected in the company’s Corporate Governance Principles, that each director is expected to attend the annual meeting of stockholders. All directors then serving on the Board attended last year's annual meeting.
Communications with Directors
Stockholders may send communications to the Board as a whole, the independent directors as a group, any Board committee, the Lead Director, or any other individual member of the Board. Any stockholder who wishes to send such a communication may obtain the appropriate contact information at www.dell.com/boardofdirectors. The Board has implemented procedures for processing stockholder communications, a description of which also can be found at www.dell.com/boardofdirectors.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires Dell's directors and specified officers and persons who beneficially own more than 10% of Dell's common stock to file with the SEC initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of Dell. The reporting persons are required by SEC rules to furnish Dell with copies of all Section 16(a) reports they file. Based solely on a review of Section 16(a) reports furnished to Dell for Fiscal 2013, or written representations that no other reports were required, Dell believes that, except as described below, Dell's Section 16(a) reporting persons complied with all filing requirements for Fiscal 2013. Mr. Ron Rose, a former executive officer, filed late one report with respect to a single transaction relating to the withholding of shares by Dell for tax purposes upon the vesting of a compensatory equity award.
Code of Conduct
Dell maintains a Code of Conduct (entitled Winning with Integrity) that is applicable to all Dell employees worldwide, including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer. That Code of Conduct, which satisfies the requirements of a "code of ethics" under applicable SEC rules, contains written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules, and regulations; prompt internal reporting of violations of the code; and accountability for adherence to the code. A copy of the Code of Conduct is posted on Dell's website at www.dell.com/codeofconduct.
Dell will post any waivers of the Code of Conduct or amendments to the Code of Conduct that are applicable to its Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer on its website at www.dell.com/codeofconduct under the circumstances and within the period required under SEC rules.

ITEM 11 — EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Introduction
This Compensation Discussion and Analysis is designed to provide stockholders with an understanding of Dell's compensation philosophy, its core principles and the compensation in effect for the following executive officers (who are referred to as “Named Executive Officers” or “NEOs”):

Name	Position
Michael S. Dell	Chairman of the Board, Chief Executive Officer
Brian T. Gladden	Senior Vice President, Chief Financial Officer
Jeffrey W. Clarke	Vice Chairman and President, Global Operations and End User Computing Solutions
Stephen J. Felice	President, Chief Commercial Officer
Stephen F. Schuckenbrock	President, Services (a)
John A. Swainson	President, Software

(a)	Mr. Schuckenbrock ceased to be an executive officer in the position shown effective December 5, 2012, but remained an employee of Dell through March 31, 2013.
Executive Compensation Philosophy and Core Objectives
The Leadership Development and Compensation Committee (the “Committee”) is responsible for critically reviewing, approving and administering compensation programs for executive officers that ensure an appropriate link between pay, performance and stock price, while appropriately balancing risk. The Committee seeks to increase stockholder value by rewarding performance with cost-effective compensation and ensuring that Dell can attract and retain the best executive talent through adherence to the following core compensation objectives:

•
Providing compensation commensurate with the level of business performance achieved, ranging from above-target overall rewards for performance that exceeds that of peers to below-average compensation for below-target performance;

•	Providing a total compensation opportunity that is competitive with companies with which Dell competes for talent;

•	Providing appropriate cash and equity-based incentives for achieving Dell's financial goals and strategic objectives;

•	Creating a culture of meritocracy by linking awards to individual and company performance;

•	Emphasizing long-term, performance-dependent pay to reward executive officers who deliver long-term value creation to Dell's stockholders; and

•	Managing fixed costs by combining a conservative approach to base salaries and benefits, with a greater focus on short-term cash incentives and long-term, performance-based equity compensation.
A substantial portion of NEO pay is directly tied to Dell's performance. Therefore, this pay is at risk, as illustrated by the following charts, which show total compensation broken down into each element of compensation as reported in the Summary Compensation Table for Fiscal 2013. Approximately 93% of the Fiscal 2013 total compensation of Michael Dell and approximately 90% of the Fiscal 2013 total compensation of the other five NEOs consisted of variable compensation components subject to Dell's performance.

Mr. Dell's FY13 Total Compensation
Salary (6.84%)
Bonus (9.57%)
Equity (83.46%)
Other Compensation (less than 1%)

NEO (Excluding Mr. Dell) FY13 Total Compensation
Salary (9.67%)
Bonus (9.32%)
Equity (80.57%)
Other Compensation (less than 1%)

The primary components of Dell's compensation program consist of base salary, annual incentive bonus, long-term incentives, benefits and limited perquisites. The compensation program for NEOs is designed to place annual target total compensation (i.e., the sum of base salary, target annual bonus, and target annual equity compensation) between the 50th and 75th percentiles of the compensation of Dell's Core Comparator Peer Group (as described below) when performance is strong. While designed to target annual total compensation at this level, actual total compensation for each individual executive varies based on individual skills, experience, contributions, and performance achievement, as well as business unit performance (if applicable), internal equity, overall responsibility for company performance, and other factors the Committee may take into account.
Executive Summary
Fiscal 2013 Financial Highlights
In Fiscal 2013, Dell achieved net revenue of $56.9 billion, operating income of $3.0 billion and earnings per share of $1.35. Dell experienced decreases from Fiscal 2012 in operating income, net income and earnings per share, measured on both a GAAP basis and a non-GAAP basis as shown below. All amounts, except per share amounts, are in millions.

	Fiscal 2013	Fiscal 2012	Change
Net Revenue	$56,940	$62,071	(8)%
Operating Income	$3,012	$4,431	(32)%
Net Income	$2,372	$3,492	(32)%
Earnings Per Share	$1.35	$1.88	(28)%
Operating Income (non-GAAP) (a)	$3,973	$5,135	(23)%
Net Income (non-GAAP) (a)	$3,017	$3,952	(24)%
Earnings Per Share (Non-GAAP) (a)	$1.72	$2.13	(19)%

(a)
This measure is not a financial measure calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Link Between Company Performance and CEO Compensation
The Committee takes a long-term view when analyzing CEO pay and company performance. The Committee considers a variety of factors when evaluating Mr. Dell's performance, including performance against several key financial metrics and performance against certain non-financial objectives such as progress towards Dell's strategic transformation as well as operational and leadership effectiveness goals. In evaluating the link between Mr. Dell's pay and company performance, it is important to consider that Mr. Dell has not received an increase in base salary in over five years, declined a bonus for Fiscal 2008, 2009 and 2010, and declined equity grants from Fiscal 2005 through Fiscal 2010. Partly as a result of these decisions, Mr. Dell's total compensation historically ranked below the median as compared to CEO total compensation for the Core Comparator Peer Group, as described below. In analyzing CEO pay for performance, the Committee considers the fact that Mr. Dell's voluntary refusal to receive bonus payouts and equity grants for previous fiscal years unavoidably exaggerates the year-over-year comparison when more competitive bonus payments and equity grants resume, as is the case for Fiscal 2013.
The following graphs show the relationship between Mr. Dell's total compensation and company performance as measured by three key financial metrics, which are considered critical components of both Dell's strategy and the measurement of Mr. Dell's performance. The company believes that these three metrics — revenue, operating income and earnings per share — correlate strongly with long-term stockholder value. The following graphs report revenue, operating income and earnings per share on a GAAP basis, and include the impact on the year-over-year trend line of Mr. Dell's request that he not receive a bonus payment for Fiscal 2009 and 2010. Because the Committee did not calculate a bonus payout for Mr. Dell for Fiscal 2009 or 2010, these graphs assume that Mr. Dell would have received a “Target Bonus” (as defined below) consistent with the application of Dell's corporate performance modifier for the applicable fiscal year. In addition, the graphs highlight the portion of Mr. Dell's Fiscal 2013 compensation that consisted of 100% performance-based restricted stock units (“PBUs”). Although the values of these awards are reflected by disclosing their grant date fair value as shown in the Summary Compensation Table below, the actual amount, if any, Mr. Dell will realize from these awards will depend on the company's performance.
Chairman and CEO Compensation v. Dell Revenue
Chairman and CEO Compensation v. Dell Operating Income

Chairman and CEO Compensation v. Dell EPS

"Total Compensation Excluding Equity" is the total compensation amount minus long-term equity incentives reported for Mr. Dell in the Summary Compensation Table in Dell's prior annual reports on Form 10-K.
“Equity” is the grant date fair value of stock options and PBUs granted to Mr. Dell as reported in the Summary Compensation Table in Dell's prior annual reports on Form 10-K.

"Target Bonus" represents an estimate of the bonus that Mr. Dell would have received if he had not voluntarily declined to receive one. The estimated bonus is calculated based on Mr. Dell's target bonus (two times base salary), times an estimated personal modifier (100%), times the company's corporate performance modifier. The company's corporate modifier for Fiscal 2009 and 2010 was 70%. Since the Committee did not calculate a personal modifier for Mr. Dell for Fiscal 2009 or 2010, the company assumed a 100% personal modifier in calculating the estimated bonus that Mr. Dell voluntarily declined.
Summary of Compensation Decisions for Fiscal 2013

•
Chief Executive Officer Compensation — The Committee approved a $1,330,000 bonus payment to Mr. Dell under the annual incentive plan, which is 30% below his targeted level. Mr. Dell did not receive an increase in base salary or target bonus for Fiscal 2014. As discussed below under “Changes to Long-Term Incentive Design,” the Board has decided to delay any decision on Mr. Dell's Fiscal 2014 long-term incentive grant in light of the pendency of Dell's proposed going-private merger transaction which it announced on February 5, 2013 (the "merger").

•
Fiscal 2013 Incentive Bonus Plan Payout — Due to Dell's Fiscal 2013 performance, the NEOs, along with the employee population as a whole, received below-target bonus payouts under the annual incentive bonus plan. As part of its deliberations related to Dell's proposed merger, the full Board, rather than the Committee, assessed the appropriate corporate bonus modifier based on performance for the year. The Board set the corporate bonus modifier at 70% of target as a result of the shortfall in Dell's performance as measured against both the overall financial objectives and the targets in Dell's corporate scorecard (as discussed below).

•
Fiscal 2013 PBU Performance — Because Dell's Fiscal 2013 cash flow from operations per share performance fell short of target goals, the NEOs earned 80% of their target number of PBUs eligible to be earned for Fiscal 2013 under the PBUs granted in Fiscal 2011 (representing one-third of the PBUs constituting the award). The three-year relative total shareholder return modifier (Fiscal 2011-2013) resulted in NEOs earning 75% of their banked units during the three fiscal years covered by the Fiscal 2011 PBU award.

•
NEO Merit Increases — For Fiscal 2013, all Named Executive Officers, other than Mr. Dell and Mr. Schuckenbrock, received base salary increases ranging from 3.2% to 3.4% of base salary to better align their base salaries with those of executives at peer companies and to address changes in responsibility and internal equity considerations.

•
Changes to the Executive Incentive Bonus Plan Design — For Fiscal 2014, the Executive Incentive Bonus Plan's corporate performance metric will be operating free cash flow and will no longer include performance metrics based on revenue or operating income. Of the bonus pool, 75% will be determined based on operating free cash flow and 25% will be determined based on a qualitative assessment of performance against key strategic objectives.

•
Changes to Long-Term Incentive Design — In light of the pendency of Dell's proposed merger, the Board has decided to delay its determinations concerning Fiscal 2014 long-term incentive grants until after closing of that transaction.

•
Dividend Policy — Dell announced a dividend policy on June 11, 2012. In connection with the dividend policy, all outstanding restricted stock unit (“RSU”) and PBU awards were amended to allow dividend equivalents to be credited to unvested awards. Upon vesting of the stock units and achievement of performance requirements, RSU and PBU holders are entitled to receive a dollar amount equal to the per-share cash dividends paid by Dell during the life of the awards, multiplied by the total number of shares issued. Dividend equivalents will be paid in cash upon delivery of the shares underlying the relevant RSU or PBU.

Compensation Governance Practices
The Committee seeks to implement and maintain sound compensation governance practices to ensure adherence to Dell's pay-for-performance philosophy while appropriately managing risk and aligning Dell's compensation programs with long-term stockholder interests. The following governance practices were in effect during Fiscal 2013:

•	The Committee is composed entirely of directors who satisfy the standards of independence established in Dell's Corporate Governance Principles and NASDAQ listing standards.

•	The Committee retains an independent compensation consultant, Meridian Compensation Partners, LLC (“Meridian”), that reports directly to the Committee and performs no other work for Dell.

•	Mr. Dell's compensation is reviewed by the Committee in executive session and then, upon the Committee's recommendation, approved by the independent directors of the Board in executive session.

•	A substantial amount of NEO pay is subject to specific short-term and long-term performance requirements.

•
Dell's incentive programs include limits on maximum payouts to contain the risk of excessive payouts. Fiscal 2013 annual bonus payouts are capped at 281.25% of target amounts and Fiscal 2013 PBU payouts are capped at 200% of target amounts.

•	The Committee retains discretion to reduce (but not increase) bonus payouts. This discretion enables it to respond to unforeseen events and adjust bonus payouts downward as appropriate.

•
Dell offers only limited perquisites, all of which are for business-related purposes. Dell does not provide tax gross-ups on perquisites other than certain relocation expenses and tax equalization payments for select international arrangements.

•	Dell does not offer excessive post-employment benefits such as supplemental executive retirement plans ("SERPs"), pension plans, split-dollar life insurance or other personal benefits.

•
NEOs do not have change in control severance protections, except for "double trigger" amendments to equity award agreements adopted in April 2013 providing for accelerated vesting of awards if the NEO's employment with Dell is terminated without cause within two years following a change in control of Dell.

•	NEOs do not receive excise tax gross-ups on cash severance or perquisites.

•
Dell maintains a compensation recoupment policy applicable to equity and cash-based awards to executive officers in the event of a financial restatement that is more stringent than required by current law.

•
Dell maintains stock ownership requirements for both executive officers and directors to link their interests with the interests of other Dell stockholders. Dell also has adopted retention requirements for equity awards that remain in effect until executive officers meet the ownership requirements described below.

•	Dell will not reprice underwater stock options without stockholder approval.

•	Dell prohibits any employee from trading in derivatives of Dell stock or engaging in short sales of Dell stock.
Executive Officer Compensation
Process for Evaluating Chairman and Chief Executive Officer Compensation
The Committee discusses and makes all recommendations relating to the compensation of Mr. Dell in executive session without Mr. Dell present. In reviewing Mr. Dell's compensation, the Committee considers the performance of the company and his contribution to that performance. This assessment includes a holistic review of financial metrics such as revenue, operating income, earnings per share, cash flow and stock price performance as well as compensation of peer CEOs and progress against strategic initiatives such as net promoter score (“NPS,” explained more fully below), share growth, leadership, brand momentum and health, employee engagement, culture, ethics, compliance, and integrity. Based on this review and input from Meridian, the Committee makes base salary, bonus, and long-term incentive recommendations subject to approval of the independent directors of the Board.
Process for Evaluating Executive Officer Compensation (other than the CEO)
Process - When making individual compensation decisions for executive officers other than the CEO, the Committee takes many factors into account, including the performance of the company; the performance of an executive officer's business unit (if applicable); the recommendation of the CEO; the individual's performance and experience; the individual's historical compensation; comparisons to other executive officers (both those of Dell and those of the Core Comparator Peer Group, as described below); and any retention concerns.
Compensation Consultants - The charter of the Committee authorizes the Committee to engage independent consultants at any time at the expense of the company. The Committee retains Meridian as its independent compensation consultant. Meridian reports directly to the Committee and performs no other work for Dell. The Committee assessed the independence of Meridian and concluded that its work did not raise any conflict of interest with Dell. During Fiscal 2013, Meridian was engaged to:

•	Advise the Committee on CEO and executive officer pay decisions;

•	Assist in short-term and long-term incentive plan design;

•	Recommend composition of the Full Peer Group and the Core Comparator Peer Group;

•	Conduct compensation reviews and make recommendations regarding both Dell's executive and director pay structures;

•	Provide periodic updates on current trends, technical and regulatory developments and best practices in compensation design; and

•	Perform any other tasks which the Committee may request from time to time.
Consideration of Say-On-Pay Results - At Dell's 2012 annual meeting of stockholders, Dell held a non-binding advisory vote, commonly referred to as a “say-on-pay” vote, on the compensation of Dell's NEOs as described in the proxy statement for that meeting. Stockholders approved the compensation of the NEOs, with approximately 98% of stockholder votes cast in favor of Dell's Fiscal 2012 say-on-pay resolution. The Board of Directors and the Committee value the opinions of stockholders and are mindful of the strong support stockholders expressed for Dell's pay-for-performance philosophy. As a result of the overwhelming stockholder support for that philosophy at the 2012 annual meeting of stockholders, the Committee decided to retain Dell's general compensation philosophy and core objectives for Fiscal 2013.
Pay Mix - Because executive officers are in a position to directly influence Dell's overall performance, a significant portion of their compensation is delivered in the form of performance-based short-term and long-term incentives. The level of performance-based pay varies for each executive based on level of responsibility, market practices, and internal equity considerations. Dell does not target a fixed mix of pay for individual executive positions, but instead strives to maintain each pay element in its targeted competitive range as described in the "Market Positioning" section below.
 Competitive Market Assessment - The Committee annually reviews compensation for executive officers at similar technology companies and at other large global general industry companies to determine whether the compensation components for Dell's executive officers remain in the targeted ranges described below under "Market Positioning." Management, with the assistance of Meridian, collects and presents to the Committee compensation data for the executive officers from a list of targeted comparable companies as well as data on executive officer compensation from published compensation surveys. These compensation surveys include data on technology and general industry pay practices for executive positions at companies similar in size and complexity to Dell. The compensation assessment includes an evaluation of base salary, target annual incentive opportunities, and long-term incentive grant values for each of the executive officer positions relative to similar positions in the market.
The Committee uses a peer group (the "Full Peer Group") and a core comparator subset of the Full Peer Group (the "Core Comparator Peer Group," in bold in the table below) as a reference basis for market compensation practices. The Committee uses the Core Comparator Peer Group to evaluate executive officer and director compensation, benefits and perquisites, short-term and long-term incentive design, and share usage/dilution and to benchmark corporate governance compensation practices. The Committee uses the Full Peer Group as a secondary benchmark for the foregoing evaluation factors. The Full Peer Group is composed of companies similar in size, consumer product focus and business results to Dell with which Dell competes for talent. The Committee reviews and approves the Full Peer Group annually using an assessment of sales volumes, market capitalization, number of employees, consumer product focus and business results. Companies in the Core Comparator Peer Group are selected based on an assessment of revenue, industry type and position as a market leader or competitor. At the time of the peer group analysis, the median annual revenue for the Full Peer Group was $58 billion and the median market capitalization was $81.5 billion. The Full Peer Group consists of the following 25 companies :

• Accenture plc	• Intel Corporation
• Amazon.com, Inc.	• International Business Machines Corporation
• Apple Inc.	• Johnson & Johnson
• AT&T Inc.	• Microsoft Corporation
• Best Buy Co., Inc.	• Oracle Corporation
• The Boeing Company	• The Procter & Gamble Company
• Cisco Systems, Inc.	• Qualcomm Incorporated
• EMC Corporation	• Target Corporation
• General Electric Company	• Texas Instruments Incorporated
• Google Inc.	• United Technologies Corporation
• Hewlett-Packard Company	• Verizon Communications Inc.
• The Home Depot, Inc.	• Xerox Corporation
• Honeywell International Inc.
Market Positioning - The Committee does not target individual compensation elements but instead targets total compensation between the 50 th and 75 th percentiles when performance is strong. The Committee believes this strategy is consistent with the goals listed above and allows added flexibility to employ pay practices that are best aligned to meet business needs. Targeting a range of total compensation also reflects the reality that actual total compensation for each individual executive will vary based on individual skills, experience, contributions, individual performance, and overall responsibility for Dell's performance, as well as corporate performance, internal equity and other factors that the Committee may take into account.
Individual Compensation Components
Base Salary
Design - Dell's philosophy is that base salaries should meet the objectives of attracting and retaining the executive officers needed to manage the business. Base salaries varied based on the Committee's judgment with respect to each executive officer's responsibility, performance, experience, retention concerns, historical compensation and internal equity considerations. For Fiscal 2013, the NEO base salaries ranged from $725,000 to $950,000. During Fiscal 2013, the Committee carefully considered the input and recommendations of Mr. Dell as CEO when evaluating factors relative to the other executive officers in order to approve base salary adjustments.
Results - Most executive officer base salaries are between the market median and 75th percentile of Dell's Core Comparator Peer Group. In order to better align salaries with market data and to address internal equity considerations, all NEOs, other than Mr. Dell and Mr. Schuckenbrock, received a base salary increase for Fiscal 2013.

The table below summarizes the base salaries and percentage of base salary increase for the NEOs for Fiscal 2012, 2013 and 2014. Due to timing of the pay increases and other payroll processes, the actual base salaries paid for a fiscal year can vary from those shown in the table. Information on amounts actually earned by the NEOs for Fiscal 2011, 2012 and 2013 are shown in the Summary Compensation Table below.

Named Executive	Fiscal 2012 Salary	Percentage Salary Increase	Fiscal 2013 Salary	Percentage Salary Increase	Fiscal 2014 Salary
Mr. Dell	$950,000	—%	$950,000	—%	$950,000
Mr. Gladden	730,000	2.7%	750,000	3.3%	775,000
Mr. Clarke	730,000	6.2%	775,000	3.2%	800,000
Mr. Felice	750,000	3.3%	775,000	3.2%	800,000
Mr. Schuckenbrock	750,000	3.3%	775,000	—%	N/A
Mr. Swainson	N/A	N/A	725,000	3.4%	750,000
Annual Incentive Bonus
Design - The annual Executive Incentive Bonus Plan ("EIBP") is designed to align executive officer pay with short-term financial and strategic results that the Committee believes will yield long-term stockholder value. The EIBP rewards the achievement of a positive consolidated net income goal, adjusted for charges related to acquisitions, and such other goals as the Committee determines to be appropriate.
Annual incentives for Fiscal 2013 were established and paid to executive officers under the EIBP. Compensation paid under the EIBP was designed to qualify as tax-deductible under Section 162(m) of the Internal Revenue Code. To qualify such compensation for tax deductibility under Section 162(m), the Board set the maximum payout for Fiscal 2013 for Mr. Dell at 0.20% of consolidated net income, as adjusted for charges related to acquisitions, and the Committee set the maximum payout for Fiscal 2013 for each of the other Named Executive Officer at 0.10% of consolidated net income, as adjusted for charges related to acquisitions.
Within the Section 162(m) cap described above, the Committee establishes a target incentive opportunity for each executive officer expressed as a percentage of base salary. These target award opportunities are established based on the competitive market positioning targets described in the "Market Positioning" section above as well as Dell's philosophy of increasing the proportion of pay at risk for those positions with the greatest impact on company results. Mr. Dell, as the executive officer with the greatest overall responsibility for company performance, was granted a larger incentive opportunity in comparison to his base salary in order to weight his annual cash compensation mix more heavily towards performance-based compensation. For the NEOs other than the CEO, the Committee deemed their potential impact on company results as equally significant. Fiscal 2013 target annual incentives for the NEOs were as follows:

Named Executive	Target Incentive as % of Base Salary
Mr. Dell	200%
Mr. Gladden	100%
Mr. Clarke	100%
Mr. Felice	100%
Mr. Schuckenbrock	100%
Mr. Swainson	100%
To arrive at a payout number, the target percentage of salary for each executive officer is multiplied by a formula (illustrated below) based on corporate performance and the achievement of equally weighted individual performance goals. In determining the amount of the actual payout, the Committee may consider the potential payout number produced by the formula and any other factors it deems appropriate.
Corporate Bonus Formula

Corporate Performance Targets - For Fiscal 2013, the corporate performance modifier was 75% dependent on the achievement of two financial performance targets and 25% dependent on the achievement of the corporate scorecard performance objectives described below. The targets for the financial performance metrics and the corporate scorecard objectives are established at the beginning of the fiscal year.
At the end of the fiscal year, the Committee first determines the extent to which corporate performance was achieved, resulting in a calculation of the corporate performance modifier. The corporate performance modifier has a performance range from 0% to 187.5% of the target (the financial metrics have a range from 0% to 200% and the corporate scorecard objectives have a range from 0% to 150%). The Committee then determines the individual performance modifier, which may range from 0% to 150% based on the NEO's individual performance. Application of the two modifiers determines the final bonus payout, resulting in a total maximum opportunity of 281.25% of target.
For Fiscal 2013, the Committee selected corporate financial performance objectives aimed at driving profitable growth and included net revenue and non-GAAP operating income targets. Net revenue is intended to measure Dell's revenue growth. Non-GAAP operating income is intended to measure profitability of Dell's operations. Non-GAAP operating income is calculated by adjusting Dell's operating income as computed on a GAAP basis to exclude acquisition-related charges, severance and facility actions, and amortization of purchased intangibles incurred in Fiscal 2013. The weighting of bonus performance goals was designed to provide significant incentive to drive growth once acceptable operating income goals were achieved. These bonus metrics were based on the company's internal and relative performance goals, as follows:

	Threshold	Target	Maximum
Net revenue	$55.73 billion	$64.73 billion	$70.73 billion
Operating income (non-GAAP)	$3.897 billion	$5.097 billion	$6.297 billion
Corresponding funding level	50%	100%	200%
At the beginning of the fiscal year, Mr. Dell and Mr. Gladden, with input from the Committee, established the corporate scorecard containing several key financial and strategic objectives relating to significant transformation initiatives. A description of each initiative, the evaluation criteria and weighting is described in the following table:

Initiative	Description	Key Evaluation Criteria	Weighting
Enterprise	Transforming Enterprise Solutions, including servers, networking and storage products	• Enterprise revenue, margin and operating income • Storage and networking orders • Complexity reduction • Revenue premium	20%
Go To Market	Transforming go to market strategies, partnerships and alliances	• Revenue and margin • Sales productivity • Multi-line of business expansion • Enterprise awareness • Brand health index • Emerging markets revenue and margin • Operating expenses % of total revenue	15%
Services	Transforming services offerings to meet customers' needs	• Services revenue, margin and operating income • Support and deployment • Infrastructure • Applications • Business process outsourcing • Security • Revenue premium • Services backlog and deferred services revenue	15%
S&P	Transforming software and peripherals	• Revenue, margin and operating income • Software orders • Complexity reduction • Displays • Peripherals revenue mix	10%
Online Business	Directed at building on Dell's online heritage, strength and global presence to deliver rich customized relationships, solutions and social experiences that distinguish Dell from other companies	• Revenue and margin • Net satisfaction score • Infrastructure and quality	10%
NPS Score	A loyalty metric based on how likely customers would recommend Dell to a friend or colleague. Dell classifies customers as promoters, passives or detractors. NPS is calculated by subtracting the percentage of detractors from the percentage of promoters.	• Net Promoter Score	15%
Tell Dell/Brand	Based on Dell's people strategy and enhancing the corporate brand	• Tell Dell Results • Brand enhancement	15%
At the end of the fiscal year, Mr. Dell and Mr. Gladden, with input from the Committee, rate performance for each objective on a scale of one (worst) to five (best). The objectives are equally weighted and the scores for each objective are averaged and determined as follows:

Average Score (a)	Corporate Scorecard Pool Funding
Less than 2	—%
2	75%
3	100%
4	125%
5	150%

(a)	Average scores between points shown result in interpolation.
Business Unit Performance - Prior to Fiscal 2013, the bonus formula illustrated above included a business unit performance modifier applicable to employees working for a business unit. Effective for Fiscal 2013, the business unit modifier was removed from the bonus formula to simplify the bonus calculation and to better align the formula with external financial reporting results.
Individual Performance - The Committee, with input from Mr. Dell, evaluates individual performance for Dell's executive officers using a mix of objective and subjective performance objectives, established at the beginning of the fiscal year. For Fiscal 2013, the following objectives were included:

•	Achieving financial targets for the business

•	Cost management

•
Strategic and transformational objectives relating to each executive officer's function or business unit, including the degree to which the executive officer is driving change in support of Dell's transformation

•	Manager effectiveness, employee satisfaction and diversity

•	Ethics and compliance

•	Brand health

•	Measurement against net promoter score goals
The Committee does not place specific weightings on the objectives noted above but determines the individual performance modifier based on a holistic and subjective assessment of each individual executive officer's performance against these objectives. To the extent an individual meets these objectives, a modifier of 100% is assigned. As performance deviates from this level, payouts vary above or below the 100% modifier subject to the 150% maximum. The Committee believes that the achievement of these performance objectives would correspond to meaningful improvements for the organization and are reasonably difficult to attain.
Results - As part of its deliberations related to Dell's proposed merger, the full Board, rather than the Committee, assessed the appropriate corporate bonus modifier based on performance for the year. For Fiscal 2013, Dell achieved non-GAAP operating income of $3.973 billion, which fell between the threshold and target performance objectives, and achieved net revenue of $56.94 billion, which fell between the threshold and target performance objectives. Non-GAAP operating income is calculated in the manner described above. The results for the Corporate Scorecard fell below target performance objectives established for the year, resulting in a Corporate Scorecard modifier of 80%. Based on this level of corporate financial performance and Corporate Scorecard performance, the corporate bonus modifier would have been set at 63% of target. The Board, however, does not believe setting performance at 63% of target is consistent with performance for Fiscal 2013 given the weak global macro-economic conditions that impacted demand for Dell's products and services. A primary driver of the downward trend of the bonus modifier is the related downturn in the global technology market that was not predicted by Dell at the beginning of the year. Dell's annual plan for Fiscal 2013 assumed industry client growth at approximately 5%. However, industry growth was much softer than expected and many of Dell's peers experienced similar unexpected declines in revenue and operating income. Based on a balanced assessment of Dell's performance for Fiscal 2013 taking into account the weakening global macro-economic environment, the Board exercised its discretion to approve a final bonus modifier at 70% of target.
In evaluating Mr. Dell's bonus payout for Fiscal 2013, the Committee considered Mr. Dell's leadership and performance for the year as reflected in Dell's financial results and the progress made towards Dell's strategic transformation. Based on these considerations, the Committee recommended and the Board awarded Mr. Dell a 100% individual modifier, which resulted in Mr. Dell receiving a payout under the EIBP of $1,330,000 for Fiscal 2013. The Committee noted the following individual performance highlights for Mr. Dell:

•	Growth performance was mixed with strong results in enterprise solutions and services

•	Brand performance exceeded most goals

•	Company met or exceeded most cultural objectives including strong performance in execution of the company's people strategy

•	Company experienced no significant compliance issues.
Individual modifiers and bonus amounts for the NEOs are described below

Named Executive	Individual Modifier	Company Modifier	Bonus Payout
Mr. Dell	100%	70%	$1,330,000
Mr. Gladden	100%	70%	523,385
Mr. Clarke	100%	70%	538,865
Mr. Felice	100%	70%	540,481
Mr. Schuckenbrock	100%	70%	540,481
Mr. Swainson	100%	70%	507,500

Long-Term Incentives
Design - Long-term incentive opportunities are the most significant component of total executive officer compensation. These incentives are designed to motivate executive officers to make decisions in support of long-term company financial interests while also serving as the primary tool for attraction and retention. Long-term incentive awards are delivered through a variety of stock and cash vehicles, described below, intended to meet these objectives.

•	Stock options - align the interests of the executive officers with those of the stockholders by providing a return only if Dell's stock price appreciates.

•
Performance-based stock units - designed to reward participants for the achievement of financial objectives over the long term. PBUs are denominated in full shares of Dell's common stock and thus the amount earned is also dependent on Dell's stock price over the performance period.

•
Restricted stock units - granted as part of an executive's annual award or as part of an executive's new-hire packages in order to replace the approximate value of unvested long-term incentives forfeited at a previous employer.

•
Long-term cash awards - may be granted to deliver a fixed amount of compensation to replace long-term incentives or pension values forgone by executives when officers join Dell. These awards also have been used periodically as an additional retention tool to retain key individuals.

Dell currently maintains the following process relating to the granting of equity awards:

•	Options are granted with an exercise price based on the closing price of Dell's common stock on the date of grant as reported on the NASDAQ Stock Market

•	All equity grants to executive officers require approval of the Committee

•
In general, awards pursuant to Dell's annual long-term incentive grant process are made on predetermined Board meeting dates, and new-hire grants are made on the 15th day of the month following the month an individual commences employment

•	Dell does not backdate options or grant options or other equity awards retroactively

•	Dell does not purposely schedule option awards or other equity grants prior to the disclosure of favorable information or after the announcement of unfavorable information
 Dividend Equivalents - In connection with the announcement of Dell's dividend policy in Fiscal 2013, all outstanding RSU and PBU awards were amended to allow dividend equivalents to be credited to unvested awards granted to employees and directors. Upon payment of a cash dividend on Dell's common stock, RSU and PBU holders are entitled to receive a dollar amount equal to the per-share cash dividend paid by Dell, multiplied by the total number of shares issued upon vesting or achievement of performance objectives of the stock units. Any dividend equivalent credited to an RSU or PBU award is subject to the same vesting, forfeiture, payment and other terms and conditions as the related stock units.
Fiscal 2013 Long-Term Incentive Awards - In Fiscal 2013, the Committee established annual long-term equity incentive opportunities for each eligible executive officer in combinations of RSUs and PBUs based on their estimated value at grant date. Except for Mr. Dell, the Committee established a mix of Fiscal 2013 NEO long-term incentive awards consisting of 50% RSUs and 50% PBUs. This mix was considered appropriate to address the need to reward the NEOs for their performance in Fiscal 2013, the need to retain them in the future, the need to incentivize financial and stock price performance and the need to enhance the NEOs' alignment with stockholders. The Board established a mix of long-term incentive awards for Mr. Dell of 100% PBUs.
In awarding long-term incentives, the Committee considers level of responsibility, prior experience and achievement of individual performance criteria, competitive market data (especially for Dell's Core Comparator Peer Group), internal equity considerations, retention concerns and the expenses of the grant. In addition, the Committee also considers past grants of long-term incentive awards, as well as current equity holdings. The long-term incentive program is designed to create significant upside potential as well as exposure to downside risk by tying gains in award values to stockholder returns in excess of industry norms, and losses in award values to stockholder returns below industry norms or the failure to obtain other company goals.
Dell uses a three-year average Black-Scholes value to determine the number of stock options an executive officer receives. The stock options vest ratably over three years beginning on the first anniversary of the date of grant. Because the exercise price of the options is equal to the fair market value of Dell's common stock on the date of grant, the stock options will deliver a reward only if the stock price appreciates from the exercise price on the date the stock options were granted.
The size of PBU grants is based on a target dollar value of the award divided by the stock price on the date of grant. For Fiscal 2013 PBU grants, the actual number of shares earned by NEOs will vary from 0% to 200% of the target award based on two performance metrics: (a) 75% of the target number of units will be earned from 0% to 200% based on a three-year cash flow from operations per share metric; and (b) 25% of the target number of units will be earned from 0% to 200% based on a three-year relative total shareholder return (“TSR”) ranking, measured based on Dell's achievement relative to peer companies. Units earned pursuant to PBU awards granted in Fiscal 2013, if any, are subject to additional time-based vesting requirements and will vest on the third anniversary of the date of grant, subject to continued employment through that date.
Fiscal 2013 Long-Term Incentive Award Results - PBUs granted in Fiscal 2011 are subject to three discrete one-year performance periods, as well as a three-year TSR modifier that increases or reduces the final number of units. Performance metrics are set at the beginning of each annual performance period, and subsequent performance periods have the same performance metrics. PBUs granted in Fiscal 2012 are subject to a three-year cash flow from operations per share metric. After the three-year cash flow from operations per share modifier is applied to the target award, the award will be increased or reduced by 50% based on achievement against a three-year TSR ranking.
 Attainment of Fiscal 2013 performance goals affects one-third of the PBUs granted in Fiscal 2011. The table below provides threshold, target and maximum performance levels and the percentage of targeted PBUs earned at these levels. The percentage of PBUs earned is prorated within the ranges below based on the performance level.

Performance Goals	Threshold	Target	Maximum
Fiscal 2013 cash flow from operations per share	$2.10	$2.90	$3.70
Payout scale (% of target)	80%	100%	120%
In Fiscal 2013, Dell achieved cash flow from operations per share of $1.84 (excluding the effect of share repurchases), which resulted in a performance modifier equal to the minimum payout of 80% of target for awards granted in Fiscal 2011. The total number of units banked from the three one-year performance periods applicable to the PBUs granted in Fiscal 2011 is also subject to a three-year TSR modifier that increases or reduces the final number of units earned by 25%. From Fiscal 2011 through Fiscal 2013, Dell achieved a three-year relative TSR in the 17th percentile, resulting in a 75% TSR modifier. Based on the performance of the three discrete one-year performance periods and the three-year relative TSR modifier, the Fiscal 2011 PBU final payout is at 72% of target.
Fiscal 2014 Long-Term Incentive Awards - In light of the pendency of Dell's proposed merger, the Board has decided to delay its determinations concerning Fiscal 2014 long-term incentive grants until after closing of that transaction.
2004 Leadership Edge Cash Retention Awards - In March 2004, the Committee implemented the Fiscal 2005 Top Talent Retention Plan, which included long-term cash engagement awards. This plan was intended to retain key succession candidates and recognize and reward sustained high levels of performance. Mr. Felice is the only Named Executive Officer who received an award under this plan. Amounts earned under this plan for Fiscal 2011 and 2012 by Mr. Felice are reflected in the Summary Compensation Table below.
2007 Long-Term Cash Engagement Awards - In March 2006, the Committee implemented the 2007 Long-Term Cash Engagement Award Program. All executive officers employed at that time other than Mr. Dell were eligible for cash engagement awards under this program. This program, which provided for cash payments over four years, was intended to better balance Dell's existing long-term compensation programs between cash and equity awards, and to enhance the overall retention value of the compensation. Mr. Felice and Mr. Clarke are the only NEOs who received awards under this program. Amounts earned under this plan for Fiscal 2011 by Mr. Felice and Mr. Clarke are reflected in the Summary Compensation Table below.
Other Compensation Components
New-Hire Packages
In an effort to build a world-class leadership team, Dell strives to offer competitive new-hire compensation packages. Dell considers the following items in developing and recommending executive officer new-hire compensation packages to the Committee:

•	Market benchmarks

•	Internal peers' compensation

•	Value of annual incentive bonus forgone by new hire in leaving previous employer

•	Value of unvested long-term incentives, pensions, SERPs, and other compensation elements forgone by leaving previous employer

•	Desire to align interests of new hire with those of Dell's stockholders
Mr. Swainson is the only NEO hired during Fiscal 2013. Mr. Swainson received a $2,000,000 sign-on bonus, of which 50% was payable on the first payroll date following Mr. Swainson's date of hire and 25% is payable on his first and second anniversaries of his date of hire. Mr. Swainson also received stock options for 1,052,632 shares that vest ratably over five years and 86,456 RSUs that vest ratably over three years. For more information about Mr. Swainson's stock options and RSUs, see the “Grants of Plan Based Awards in Fiscal 2013” below.
Mr. Schuckenbrock's Post-Termination Consulting Agreement

In December 2012, Mr. Schuckenbrock notified Dell that he intended to resign but would assist with the transition of his role following his termination of employment. In connection with Mr. Schuckenbrock's termination of employment on March 31, 2013, Dell and Schuckenbrock Consulting, LLC, a company owned and controlled by Mr. Schuckenbrock (the "Consultant"), entered into a consultancy agreement. Pursuant to the consultancy agreement, the Consultant, through Mr. Schuckenbrock, will provide consulting services to Dell in the area of services and cloud computing through March 31, 2014, unless the agreement is terminated on an earlier date. The Consultant will be paid a lump sum of $500,000 on or before April 30, 2013 and a lump sum of $1,000,000 on April 1, 2014 unless, among other matters, the Consultant terminates the consultancy agreement for any reason, or unless Dell terminates the agreement upon the occurrence of an event constituting "cause" under the agreement, before the applicable payment date. Under the consultancy agreement, cause is defined to include Mr. Schuckenbrock's violation of his non-compete agreement with Dell, including in connection with his acceptance of full-time employment with another entity. If, after April 1, 2013, the Consultant terminates the consultancy agreement or Mr. Schuckenbrock begins full-time employment with another entity that does not violate his non-compete agreement, the consultancy will terminate and Dell will pay the Consultant on April 1, 2014 an amount equal to $19,231 for each week or part of a week that will have elapsed from April 1, 2013 through the earliest of the date on which the termination became effective, the date on which Mr. Schuckenbrock began his employment, or April 1, 2014. In the circumstances referred to in the preceding sentence, the Consultant will not be entitled to any other payments under the consultancy agreement. The Consultant and Mr. Schuckenbrock have agreed with Dell to comply with customary non-compete, non-solicitation, confidentiality and non-disparagement undertakings. Mr. Schuckenbrock will forfeit 60,490 RSUs granted to him during Fiscal 2012 in connection with his relocation from Dell's Round Rock, Texas office to its Plano, Texas office when he became President, Services.
Benefits and Perquisites
Dell executive officers are provided limited benefits and perquisites. While not a significant part of Dell's executive officer compensation, the Committee believes that limited benefits and perquisites are a typical component of total remuneration for executives in industries similar to Dell's and that providing such benefits is important to delivering a competitive package to attract and retain executive officers. Specific benefits and perquisites are described below.

•
Deferred Compensation Plan - Dell maintains a nonqualified deferred compensation plan that is available to all Dell executives. For a description of the terms of this plan, as well as information about the account balances held by each of the NEOs, see "Other Benefit Plans - Deferred Compensation Plan" below.

•
Annual Physical - Dell pays for a comprehensive annual physical for each executive officer and the executive officer's spouse or domestic partner and reimburses the executive officer's travel and lodging costs, subject to an annual maximum payment of $5,000 per person.

•
Financial Counseling and Tax Preparation Services - Until the elimination of this perquisite by the Committee following the 2011 calendar year, each executive officer was entitled to reimbursement for financial counseling services up to $12,500 annually (including tax preparation).

•
Technical Support - Dell provides executive officers with computer technical support (personal and business) and, in some cases, certain home network equipment. The incremental cost of providing these services is limited to the cost of hardware provided and is insignificant.

•
Security - Dell provides executive officers with security services, including alarm installation and monitoring and, in some cases, certain home security upgrades pursuant to the recommendations of an independent security study. The company provides Mr. Dell only with business-related security protection.

•
Relocation Expenses - Dell maintains a general relocation policy under which the company provides reimbursement for certain relocation expenses to new employees and to any employee whose job function requires his or her relocation. Dell believes it is important to maintain market competitive relocation benefits to ensure that Dell can fill positions that are critical to Dell's business needs. Executive officers are eligible to participate in the general program but at higher benefit levels consistent with external market practice. The relocation expenses may include moving expenses, temporary housing expenses, transportation expenses, home sale and purchase assistance and tax gross-ups on these payments. In limited instances, special provisions (such as shipment of additional household goods) may be made and approved by the CEO if the excepted payment is under $50,000 per employee, per year, or by the Committee if the excepted payment is $50,000 or more. In lieu of direct reimbursement of expenses, Dell may reimburse relocation expenses through cash sign-on bonuses or through the issuance of long-term incentive awards.

•
Expatriate Benefits - Dell maintains a general expatriate policy under which employees sent on foreign assignments receive payments to cover housing, automobile, club membership and other expenses, as well as tax equalization payments. Executive officers are eligible to participate in the general program but at higher benefit levels consistent with external market practice. In limited instances, special provisions may be made and approved by the CEO if the excepted payment is under $50,000 per employee, per year, or by the Committee if the excepted payment is $50,000 or more.

•	Spousal Travel Expenses - Dell pays for reasonable spousal travel expenses if the spousal travel is at the request of Dell to attend Dell sponsored events.

•
Other - The executive officers participate in Dell's other benefit plans on the same terms as other employees. These plans include medical, dental, and life insurance benefits, and Dell's 401(k) retirement savings plan. See "Other Benefit Plans" below.

Stock Ownership Guidelines
The Board has established stock ownership guidelines for directors and Dell's executive officers to link their interests more closely with those of other Dell stockholders. Under these guidelines, non-employee directors must maintain ownership of Dell common stock with an aggregate value equal to at least 300% of their annual retainer, the CEO must maintain ownership of stock with an aggregate value equal to at least 600% of his base salary, and all other executive officers must maintain ownership of stock with an aggregate value equal to at least 400% of their base salary. Unvested restricted stock, unvested RSUs and earned PBUs may be used to satisfy these minimum ownership requirements, but unexercised stock options and awards subject to a performance requirement may not.
Prior to September 2011, each individual had three years to attain the specified minimum ownership position once the individual became subject to the guidelines. The guidelines were amended in September 2011 to allow new executive officers five years to meet the ownership guidelines. This change was implemented to reflect the change in PBU design that can result in zero payout if performance is not achieved. In March 2012, the Committee also adopted a new policy that requires executive officers to retain 50% of their shares acquired through stock option exercises or vesting and settlement of other equity awards, after taking into account the sale or withholding of shares to pay taxes or any stock option exercise price, until such time as the executive officer satisfies the applicable stock ownership guidelines. Dell believes these ownership guidelines are consistent with the prevalent ownership guidelines among peer companies. Compliance with these guidelines is evaluated once each year. As of the most recent evaluation, which was conducted in March 2012, all directors and executive officers met their applicable ownership requirements.
Employment Agreements; Severance and Change-in-Control Arrangements
Substantially all Dell employees enter into a standard employment agreement upon commencement of employment. The standard employment agreement primarily addresses intellectual property and confidential and proprietary information matters and does not contain provisions regarding compensation or continued employment.
Executive officers, other than Mr. Dell, receive standard severance agreements approved by the Committee. Under the agreements, if an executive officer's employment is terminated without cause, the executive will receive a severance payment equal to 200% of base salary. The agreements also obligate each executive officer to comply with certain non-competition and non-solicitation obligations for a period of 12 months following termination of employment.
The Committee has authority under the company's stock plans to issue awards with provisions that accelerate vesting and exercisability in the event of a change in control of Dell and to amend existing awards to provide for such acceleration. The Committee had not previously included change-in-control acceleration provisions in any awards. However, on April 17, 2013, in connection with the proposed merger, the committee approved amendments to Dell's equity award agreements for grants of RSUs and PBUs under the company's stock plans which provide for accelerated vesting of existing award grants if the recipient's employment with Dell is terminated without cause within two years following a change in control of Dell. The severance agreements provide important protection to the executive officers, are consistent with the practice of the peer companies and are appropriate for the attraction and retention of executive talent. Additional information about the severance arrangements is set forth below under "Potential Payments Upon Termination or Change in Control."
Retention Cash Bonus Awards
On April 17, 2013, the Committee approved a program to provide special retention awards in the form of performance-based cash bonuses to aid in the retention of certain key Dell employees, including members of the executive leadership team, vice presidents and executive directors of Dell who are critical to the company's future success. The key employees include the Named Executive Officers other than Mr. Dell.
Under the terms of the retention awards, award recipients are entitled to receive a retention award in the form of a performance-based cash bonus ranging from 0% to 100% of their respective base salaries based on Dell's fiscal year 2014 free operating cash flow performance. The retention award will be payable in March 2014 if the award recipient has remained continuously employed by the company through the payment date. If Dell terminates the award recipient's employment prior to the March 2014 payout date “without cause,” the award recipient is entitled to receive 75% of the maximum retention award value as soon as administratively practicable following termination of employment. In addition, the award recipient is obligated to comply with certain non-competition and non-solicitation obligations until March 31, 2015, and will be required to return the award in the event of non-compliance.
The retention awards provide that if any rights, payments or benefits provided by Dell to an award recipient following a “change in control” of Dell would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, payment of the retention award will be reduced or eliminated to the extent necessary to avoid application of the excise tax so long as the reduction or elimination would result in a larger net after-tax payment to the award recipient in connection with the change in control payments.
Indemnification
Under Dell's Certificate of Incorporation and Bylaws, Dell's officers, including the NEOs, are entitled to indemnification from Dell to the fullest extent permitted by Delaware corporate law. Dell has entered into indemnification agreements with each of the NEOs which establish processes for indemnification claims.
Recoupment Policy for Performance-Based Compensation
If Dell restates its reported financial results, the Board will review the bonus and other cash or equity awards made to the executive officers based on financial results during the period subject to the restatement, and, to the extent practicable under applicable law, Dell will seek to recover or cancel any such awards which were awarded as a result of achieving performance targets that would not have been met under the restated financial results.
Other Factors Affecting Compensation
In establishing total compensation for the executive officers, the Committee considers the effect of Section 162(m) of the Internal Revenue Code, which limits the deductibility of compensation paid to each covered employee. Generally, Section 162(m) of the Internal Revenue Code prevents a company from receiving a federal income tax deduction for compensation paid to the chief executive officer and the next three most highly compensated officers (other than the chief financial officer) in excess of $1 million for any year, unless that compensation is performance-based. One of the requirements of "performance-based" compensation for purposes of Section 162(m) is that the compensation be paid pursuant to a plan that has been approved by the company's stockholders. To the extent practicable, the Committee intends to preserve deductibility, but may choose to provide compensation that is not deductible if necessary to attract, retain and reward high-performing executives.
Leadership Development and Compensation Committee Report
The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on that review and those discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Dell's 2013 proxy statement and in Dell's Annual Report on Form 10-K for the fiscal year ended February 1, 2013. This report is provided by the following independent directors, who constitute the Committee.
THE LEADERSHIP DEVELOPMENT AND COMPENSATION COMMITTEE
SHANTANU NARAYEN, Chair
WILLIAM H. GRAY, III
GERARD J. KLEISTERLEE
Leadership Development and Compensation Committee Interlocks and Insider Participation
No member of the Leadership Development and Compensation Committee is or has been an officer or employee of Dell, and no member of the Committee had any relationships requiring disclosure under Item 404 of the SEC’s Regulation S-K requiring disclosure of certain relationships and related-person transactions. None of Dell’s executive officers served on the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity that has or had one or more executive officers who served as a member of Dell’s Board or the Leadership Development and Compensation Committee during Fiscal 2013.
Summary Compensation
The following table summarizes the total compensation for Fiscal 2013, 2012 and 2011 for the following persons: Michael S. Dell (principal executive officer), Brian T. Gladden (principal financial officer), and Jeffrey W. Clarke, Stephen J. Felice, and John A. Swainson (the three other most highly compensated individuals who were serving as executive officers at the end of Fiscal 2013), as well as Stephen F. Schuckenbrock, who resigned as President, Services on December 5, 2012. These persons are referred to as the “Named Executive Officers.”

Summary Compensation Table
						Non-Equity
Name and	Fiscal			Stock	Option	Incentive Plan	All Other
Principal Position	Year	Salary	Bonus (a)	Awards (b)	Awards (c)	Compensation (d)	Compensation (e)	Total

Michael S. Dell	2013	$950,000	—	$11,597,790	—	$1,330,000	$19,122	$13,896,912
Chairman and Chief	2012	986,601	—	9,435,285	$2,387,721	3,314,770	14,121	16,138,498
Executive Officer	2011	950,000	$750,000	—	—	2,635,000	17,460	4,352,460

Brian T. Gladden	2013	747,692	—	5,850,435	—	523,385	13,870	7,135,382
Senior Vice President and	2012	753,461	—	4,459,586	1,662,463	1,265,815	38,298	8,179,623
Financial Officer	2011	700,000	—	1,582,396	1,604,180	1,251,600	28,920	5,167,096

Jeffrey W. Clarke	2013	769,808	—	5,824,796	—	538,865	18,452	7,151,921
Vice Chairman and Chief	2012	719,308	—	4,440,036	1,662,463	1,410,465	20,586	8,252,858
Operating Officer	2011	600,000	—	1,555,770	1,477,538	1,162,200	1,004,790	5,800,298

Stephen J. Felice	2013	772,115	—	5,928,727	—	540,481	16,459	7,257,782
President, Chief Commercial	2012	771,154	—	5,451,453	1,899,954	1,327,927	201,149	9,651,637
Officer	2011	686,731	—	1,898,567	1,857,475	1,227,875	4,448,443	10,119,091

Stephen F. Schuckenbrock	2013	772,115	—	5,916,713	—	540,481	34,001	7,263,310
Former President, Services	2012	767,308	—	6,909,637	1,899,954	1,204,481	1,939,443	12,720,823
	2011	675,000	—	1,730,129	1,646,396	1,373,288	23,850	5,448,663

John A. Swainson	2013	725,000	1,000,000	1,547,118	6,495,582	507,500	88,423	10,363,623
President, Software	2012	—	—	—	—	—	—	—
	2011	—	—	—	—	—	—	—

(a)
Amount for Mr. Dell for Fiscal 2011 represents a discretionary bonus paid to him in recognition of his performance for Fiscal 2011 and for Mr. Swainson for Fiscal 2013 represents a sign-on bonus paid to him upon commencement of his employment.

(b)
Amounts for Mr. Dell, Mr. Gladden, Mr. Clarke, Mr. Felice, Mr. Schuckenbrock and Mr. Swainson represent the probable grant date fair values on the date of grant (100% of the target) of awards of performance-based stock units, as well as restricted stock units and expenses related to the modification of prior awards by adding dividend equivalent rights, computed in accordance with FASB ASC Topic 718, as described below.

	Fiscal Year	PBU - Target	PBU Award Modification Target	PBU - Assuming Maximum Performance	PBU Award Modification Maximum	RSU	RSU Award Modification
Mr. Dell	2013	$10,863,869	$733,921	$18,363,875	$1,230,643	—	—
	2012	9,435,285	—	14,152,937	—	—	—
	2011	—	—	—	—	—	—

Mr. Gladden	2013	3,015,681	258,050	5,038,685	485,074	$2,500,009	$76,695
	2012	4,459,586	—	6,755,643	—	—	—
	2011	1,582,396	—	1,842,360	—	—	—

Mr. Clarke	2013	2,992,022	256,070	5,003,342	482,983	2,500,009	76,695
	2012	4,440,036	—	6,725,955	—	—	—
	2011	1,555,770	—	1,893,525	—	—	—

Mr. Felice	2013	3,063,017	289,006	5,109,407	529,749	2,500,009	76,695
	2012	5,451,453	—	8,248,787	—	—	—
	2011	1,898,567	—	2,265,908	—	—	—

Mr. Schuckenbrock	2013	3,023,556	285,706	5,050,449	526,265	2,500,009	107,442
	2012	5,409,622	—	8,180,817	—	1,500,015	—
	2011	1,730,129	—	2,103,025	—	—	—

Mr. Swainson	2013	—	—	—	—	1,500,012	47,106

(c)	Represents the aggregate grant date fair value of grants awarded in Fiscal 2013, 2012 and 2011, computed in accordance with FASB ASC Topic 718.

(d)	Represents amounts earned pursuant to the Executive Annual Incentive Bonus Plan for each Named Executive Officer.

(e)
Includes the cost of providing various perquisites and personal benefits, as well the value of Dell’s contributions to the company-sponsored 401(k) plan and deferred compensation plan, and the amount Dell paid for term life insurance coverage under health and welfare plans. See “Compensation Discussion and Analysis – Other Compensation Components—Benefits and Perquisites” for additional information.

The following table provides detail for the aggregate “All Other Compensation” for each of the Named Executive Officers.

	Fiscal Year	Retirement Plans Matching Contributions	Benefit Plans	Financial Counseling	Annual Physical	Security	Technical Support	Relocation Expenses	Long-Term Cash Award	Expatriate Expenses	Spousal Travel

Mr. Dell	2013	$12,500	$1,622	—	$5,000	—	—	—	—	—	—
	2012	12,250	1,871	—	—	—	—	—	—	—	—
	2011	12,250	1,123	—	4,087	—	—	—	—	—	—

Mr. Gladden	2013	12,577	1,252	—	—	—	$41	—	—	—	—
	2012	12,365	1,216	$12,500	4,057	$7,537	623	—	—	—	—
	2011	12,250	1,170	12,500	3,000	—	—	—	—	—	—

Mr. Clarke	2013	12,673	1,286	—	4,411	—	82	—	—	—	—
	2012	12,750	1,146	—	6,326	364	—	—	—	—	—
	2011	—	990	—	3,800	—	—	—	$1,000,000	—	—

Mr. Felice	2013	12,558	3,711	—	—	—	190	—	—	—	—
	2012	12,365	1,622	—	5,854	20,110	289	—	140,828	$19,913	$168
	2011	12,515	1,757	12,500	5,867	—	—	—	1,940,828	2,473,570	1,406

Mr. Schuckenbrock	2013	12,497	1,985	—	1,845	17,252	422	—	—	—	—
	2012	12,538	1,900	7,500	5,000	154	623	$1,911,728	—	—	—
	2011	12,250	1,171	7,500	2,842	87	—	—	—	—	—

Mr. Swainson	2013	14,173	3,081	—	—	21,384	—	49,785	—	—	—
	2012	—	—	—	—	—	—	—	—	—	—
	2011	—	—	—	—	—	—	—	—	—	—

The amounts shown for Financial Counseling represent reimbursement for financial counseling, including tax preparation.
The amounts shown for Security costs represent the amount of company-paid expenses relating to residential security for the Named Executive Officers under a Board-authorized security program.
The Relocation Expenses amount for Mr. Schuckenbrock includes the amount paid by Dell to relocate him from Dell’s Round Rock, Texas office to its Plano, Texas office when he became President, Services. This includes a cash payment of $1,500,000 to compensate him for the loss on the sale of his house in the Austin, Texas area.
The amounts shown for Long-Term Cash Award for Mr. Clarke and Mr. Felice for Fiscal 2011 represent amounts paid (a) pursuant to the vesting of a previously granted award under the 2007 Long-Term Cash Engagement Award (for Mr. Clarke—$1,000,000 and for Mr. Felice—$1,800,000 ) and (b) pursuant to the vesting of a previously granted award under the 2004 Leadership Edge Cash Retention Awards (for Mr. Felice – $140,828 for Fiscal 2012 and 2011) See “Compensation Discussion and Analysis – Individual Compensation Components – Long-Term Incentives – 2004 Leadership Edge Cash Retention Awards” and “– 2007 Long-Term Cash Engagement Awards.”
The amounts shown under Expatriate Expenses represent amounts paid to cover tax equalizations and living expenses while Mr. Felice was on expatriate assignments. Mr. Felice’s assignment to Singapore ended in Fiscal 2011. His return to the United States resulted in a tax amount of approximately $3,265,845 paid in Fiscal 2011. This tax amount, paid pursuant to the company’s tax equalization policy, related primarily to Singapore foreign exit taxes. The benefit of any foreign tax credits associated with this tax amount accrues to the company. In Fiscal 2012, $420,990 was returned to the company and in Fiscal 2013, $515,079 was returned to the company.
The amount shown for Spousal Travel is the cost to Dell for the executive’s spouse to travel, at Dell’s request, to attend Dell-sponsored events.
Grants of Plan-Based Awards in Fiscal 2013
The following table sets forth certain information about plan-based awards that were made to or modified for the Named Executive Officers during Fiscal 2013. For more information about the plans under which these awards were granted, see "Compensation Discussion and Analysis" above.

Grants of Plan-Based Awards in Fiscal 2013 Table
		Estimated Future Payouts Under Non-equity Incentive Plan Awards (a)			Estimated Future Payouts Under Equity Incentive Plan Awards (b)			All Other	All Other
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock Awards: Number of Shares of Stock or Units	Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (c)
Mr. Dell	3/2/12	$950,000	$1,900,000	$5,788,000	—	—	—	—	—	—	—
	3/2/12	—	—	—	288,019 (d)	576,037 (d)	1,152,074 (d)	—	—	—	$10,863,869
	6/11/12	—	—	—	288,019 (e)	1,058,974 (e)	2,238,682 (e)	—	—	—	733,921 (e)

Mr. Gladden	3/1/12	—	—	—	—	—	—	143,844 (f)	—	—	2,500,009
	3/2/12	375,000	750,000	2,894,000	—	—	—	—	—	—	—
	3/2/12	—	—	—	72,006 (d)	144,010 (d)	288,020 (d)	—	—	—	2,715,985
	3/2/12	—	—	—	—	16,898 (g)	38,021 (g)	—	—	—	299,696
	6/11/12	—	—	—	72,006 (e)	483,417 (e)	1,075,953 (e)	—	—	—	258,050 (e)
	6/11/12	—	—	—	—	—	—	143,844 (e)	—	—	76,695 (e)

Mr. Clarke	3/1/12	—	—	—	—	—	—	143,844 (f)	—	—	2,500,009
	3/2/12	387,500	775,000	2,894,000	—	—	—	—	—	—	—
	3/2/12	—	—	—	72,006 (d)	144,010 (d)	288,020 (d)	—	—	—	2,715,985
	3/2/12	—	—	—	—	15,564 (g)	35,019 (g)	—	—	—	276,037
	6/11/12	—	—	—	72,006 (e)	473,141 (e)	1,062,275 (e)	—	—	—	256,070 (e)
	6/11/12	—	—	—	—	—	—	143,844 (e)	—	—	76,695 (e)
									—
Mr. Felice	3/1/12	—	—	—	—	—	—	143,844 (f)	—	—	2,500,009
	3/2/12	387,500	775,000	2,894,000	—	—	—	—	—	—	—
	3/2/12	—	—	—	72,006 (d)	144,010 (d)	288,020 (d)	—	—	—	2,715,985
	3/2/12	—	—	—	—	19,567 (g)	44,026 (g)	—	—	—	347,032
	6/11/12	—	—	—	72,006 (e)	552,259 (e)	1,211,968 (e)	—	—	—	289,006 (e)
	6/11/12	—	—	—	—	—	—	143,844 (e)	—	—	76,695 (e)

Mr. Schuckenbrock	3/1/12	—	—	—	—	—	—	143,844 (f)	—	—	2,500,009
	3/2/12	387,500	775,000	2,894,000	—	—	—	—	—	—	—
	3/2/12	—	—	—	72,006 (d)	144,010 (d)	288,020 (d)	—	—	—	2,715,985
	3/2/12	—	—	—	—	17,342 (g)	39,020 (g)	—	—	—	307,571
	6/11/12	—	—	—	72,006 (e)	535,134 (e)	1,189,171 (e)	—	—	—	285,706 (e)
	6/11/12	—	—	—	—	—	—	234,589 (e)	—	—	107,442 (e)

Mr. Swainson	3/2/12	362,500	725,000	2,894,000	—	—	—	—	—	—	—
	3/15/12	—	—	—	—	—	—	86,456 (f)	—	—	1,500,012
	3/15/12	—	—	—	—	—	—	—	1,052,632 (h)	$17.35 (h)	6,495,582
	6/11/12	—	—	—	—	—	—	86,456 (e)	—	—	47,106 (e)

(a)
All Named Executive Officers participated in the Executive Incentive Bonus Plan ("EIBP"). Under that plan, the threshold to fund a bonus pool is positive consolidated net income, adjusted for charges related to acquisitions. The maximum payout is established at 0.20% and 0.10% of consolidated net income, adjusted for charges related to acquisitions, for Mr. Dell and for all other Named Executive Officers, respectively. Within that plan the Leadership Development and Compensation Committee established, based on performance metrics, a threshold (50% of target), target and maximum (281.25% of target) for each officer to determine actual payouts. For Fiscal 2013, the maximum under the EIBP was lower than the maximum established for the officers by the Committee. Based on the Board's evaluation of the performance metrics, the company modifier was set at 70% for Fiscal 2013. For actual award amounts, see "Summary Compensation Table - Non-Equity Incentive Plan Compensation." For more information on the Executive Incentive Bonus Plan and the evaluation of the performance metrics, see "Compensation Discussion and Analysis - Individual Compensation Components - Annual Incentive Bonus."

(b)	For a discussion of the assumptions and methodologies used to calculate the value of the awards shown in this column, see footnote (b) to the “Summary Compensation Table.”

(c)
Represents the fair value of equity awards on grant date or modification date computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to calculate the value of the awards shown in this column, see footnote (b) to the “Summary Compensation Table.”

(d)
Under the terms of this agreement, the actual number of units earned will vary from 0% to 200% of the target award based on two performance metrics: (1) 75% of the target number of units will be adjusted from 0% to 200% based on a three-year cash flow from operations per share metric; and (2) 25% of the target number of units will be adjusted 0% to 200% based on a three-year relative total shareholder return (“TSR”) ranking, measured based on Dell's achievement relative to peer companies. Units earned pursuant to PBU awards granted in Fiscal 2013 will vest on March 2, 2015.

(e)
This amount represents the number of units modified and the incremental fair value, computed in accordance with FASB ASC Topic 718, of the modification on June 11, 2012, of outstanding PBUs and RSUs to provide for dividend equivalents as discussed under "Compensation Discussion and Analysis - Long Term Incentives - Dividend Equivalents."

(f)
Represents restricted stock units that are scheduled to vest and become exercisable ratably over three years beginning on the first anniversary of the date of grant. All unvested restricted stock units will be forfeited upon termination of employment.

(g)
Represents the portion of performance-based stock units, above the threshold, awarded on March 26, 2010, that did not meet grant date definition pursuant to FASB ASC Topic 718 until the annual performance metrics were approved in Fiscal 2013 by the Leadership Development and Compensation Committee on March 3, 2012. Under the terms of this award, one-third of the units awarded on March 26, 2010 were subject to Fiscal 2013 performance metrics. The units earned vested on March 26, 2013. Of the share amounts above, the number of units earned will vary from 0% to 225% of target based on an annual cash flow from operations per share metric and a three-year relative TSR metric. Each earned unit represents the right to receive one share of Dell common stock on the date it vests.

(h)
Represents stock options that are scheduled to vest and become exercisable ratably over five years beginning on the first anniversary of the date of grant. All unvested options expire upon the termination of employment for any reason other than death or permanent disability. All unvested options vest immediately upon death or permanent disability, and all options expire one year later. If employment is terminated for conduct detrimental to the company, all options (whether or not vested) expire immediately. If employment is terminated as a result of normal retirement, vested options expire on the third anniversary of the retirement date. If employment is terminated for any other reason, all vested options expire 90 days after such termination. In any event, the options expire ten years from the date of grant unless exercised or otherwise expired as described above. All options are transferable to family members under specified circumstances. The exercise price is equal to the closing price of Dell common stock on the date of grant as reported on the NASDAQ Stock Market.

Outstanding Equity Awards at Fiscal Year-End 2013
The following table sets forth certain information about outstanding option and stock awards held by the Named Executive Officers as of the end of Fiscal 2013.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options						Equity Incentive Plan Awards
Name	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (a)	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (a)
Mr. Dell	400,000	—	$26.19	3/6/2013	—	—	—	—
	400,000	—	34.24	9/4/2013	—	—	—	—
	400,000	—	32.99	3/4/2014	—	—	—	—
	150,997	301,902 (b)	15.73	3/3/2021	—	—	—	—
	—	—	—	—	—	—	1,058,974 (c)	$ 14,433,816 (c)

Mr. Gladden	922,000	—	20.57	5/20/2018	—	—	—	—
	265,010	—	8.39	3/5/2019	—	—	—	—
	211,263	105,615 (d)	14.99	3/26/2020	—	—	—	—
	107,847	215,629 (e)	15.44	3/2/2021	—	—	—	—
	—	—	—	—	235,106 (f)	$ 3,204,495 (f)	392,155 (g)	5,345,073 (g)

Mr. Clarke	270,000	—	26.19	3/6/2013	—	—	—	—
	150,000	—	34.24	9/4/2013	—	—	—	—
	150,000	—	32.99	3/4/2014	—	—	—	—
	150,000	—	35.35	9/2/2014	—	—	—	—
	200,000	—	40.17	3/3/2015	—	—	—	—
	245,000	—	28.95	3/9/2016	—	—	—	—
	312,303	—	22.28	3/8/2017	—	—	—	—
	309,453	—	19.67	3/4/2018	—	—	—	—
	595,948	—	8.39	3/5/2019	—	—	—	—
	194,585	97,277 (d)	14.99	3/26/2020	—	—	—	—
	107,847	215,629 (e)	15.44	3/2/2021	—	—	—	—
	—	—	—	—	227,900 (h)	3,106, 277 (h)	389,085 (i)	5,303,229 (i)

Mr. Felice	24,360	—	26.19	3/6/2013	—	—	—	—
	72,280	—	34.24	9/4/2013	—	—	—	—
	32,515	—	32.99	3/4/2014	—	—	—	—
	29,705	—	35.35	9/2/2014	—	—	—	—
	56,635	—	40.17	3/3/2015	—	—	—	—
	75,000	—	40.63	8/1/2015	—	—	—	—
	280,000	—	28.95	3/9/2016	—	—	—	—
	234,228	—	22.28	3/8/2017	—	—	—	—
	265,245	—	19.67	3/4/2018	—	—	—	—
	244,621	122,291 (d)	14.99	3/26/2020	—	—	—	—
	123,254	246,432 (j)	15.44	3/2/2021	—	—	—	—
	—	—	—	—	249,517 (k)	3,400,917 (k)	446,586 (l)	6,086,967 (l)

Mr. Schuckenbrock	550,000	—	26.29	1/8/2017	—	—	—	—
	243,129	—	28.42	9/6/2017	—	—	—	—
	380,187	—	19.67	3/4/2018	—	—	—	—
	108,395	108,394 (m)	14.99	3/26/2020	—	—	—	—
	—	246,432 (n)	15.44	3/2/2021	—	—	—	—
	—	—	—	—	297,997 (o)	4,061,699 (o)	441,471 (p)	6,017,250 (p)

Mr. Swainson	—	1,052,632 (q)	17.35	3/15/2022	—	—	—	—
	—	—	—	—	86,456 (r)	1,178,395 (r)	—	—

(a)	Value based on the closing price of Dell common stock on February 1, 2013 ($13.63) as reported on the NASDAQ Stock Market.

(b)	Non-qualified stock options, of which 150,951 vested on March 3, 2013. The remaining 150,951 options will vest on March 3, 2014.

(c)
The unearned portion (based on target performance) of performance-based restricted stock units granted on March 8, 2011 and March 2, 2012. The grants are scheduled to vest as follows: 482,937 units will vest on March 8, 2014 and 576,037 units will vest on March 2, 2015.

(d)	Non-qualified stock options that vested on March 26, 2013.

(e)	Non-qualified stock options, of which 107,815 options vested on March 2, 2013. The remaining 107,814 options will vest on March 2, 2014.

(f)
Represents, as of fiscal year-end, restricted stock units and earned performance-based units no longer subject to performance metrics, of which 47,958 units vested on March 1, 2013, and 91,262 units vested on March 26, 2013. The remaining 95,886 units will vest as follows: 47,943 units on March 1 of 2014 and 2015.

(g)
Represents, as of fiscal year-end, the unearned portion (based on target performance) of performance-based restricted stock units granted on March 26, 2010, March 8, 2011, and March 2, 2012. Based on Fiscal 2013 performance, no additional shares were earned and 38,872 shares were canceled. The March 8, 2011 grant will vest on March 8, 2014 and the March 2, 2012 grant will vest on March 2, 2015. Both grants remain subject to future performance metrics.

(h)
Represents, as of fiscal year-end, restricted stock units and earned performance-based units no longer subject to performance metrics, of which 47,958 units vested on March 1, 2013, and 84,056 units vested on March 26, 2013. The remaining 95,886 units will vest as follows: 47,943 units on March 1 of 2014 and 2015.

(i)
Represents, as of fiscal year-end, the unearned portion (based on target performance) of performance-based restricted stock units granted on March 26, 2010, March 8, 2011, and March 2, 2012. Based on Fiscal 2013 performance, no additional shares were earned and 35,802 shares were canceled. The March 8, 2011 grant will vest on March 8, 2014 and the March 2, 2012 grant will vest on March 2, 2015. Both grants remain subject to future performance metrics.

(j)	Non-qualified stock options, of which 123,216 options vested on March 2, 2013. The remaining 123,216 options will vest on March 2, 2014.

(k)
Represents, as of fiscal year-end, restricted stock units and earned performance-based units no longer subject to performance metrics, of which 47,958 units vested on March 1, 2013, and 105,673 units vested on March 26, 2013. The remaining 95,886 units will vest as follows: 47,943 units on March 1 of 2014 and 2015.

(l)
Represents, as of fiscal year-end, the unearned portion (based on target performance) of performance-based restricted stock units granted on March 26, 2010, March 8, 2011, and March 2, 2012. Based on Fiscal 2013 performance, no additional shares were earned and 45,009 shares were canceled. The March 8, 2011 grant will vest on March 8, 2014 and the March 2, 2012 grant will vest on March 2, 2015. Both grants remain subject to future performance metrics.

(m)	Non-qualified stock options that vested on March 26, 2013. Because Mr. Schuckenbrock resigned from Dell effective March 31, 2013, this grant will expire on June 30, 2013.

(n)
Non-qualified stock options, of which 123,216 options vested on March 2, 2013. The remaining 123,216 options were scheduled to vest on March 2, 2014. Because Mr. Schuckenbrock resigned from Dell effective March 31, 2013, this grant will expire on June 30, 2013.

(o)
Represents, as of fiscal year-end, restricted stock units and earned performance-based units no longer subject to performance metrics, of which 47,958 units vested on March 1, 2013, and 93,663 units vested on March 26, 2013. The remaining 156,376 units were scheduled to vest as follows: 47,943 units on March 1 of 2014 and 2015, and 30,245 units on July 13 of 2013 and 2014. Because Mr. Schuckenbrock resigned from Dell effective March 31, 2013, the unvested units were forfeited.

(p)
Represents, as of fiscal year-end, the unearned portion (based on target performance) of performance-based restricted stock units granted on March 26, 2010, March 8, 2011, and March 2, 2012. Based on Fiscal 2013 performance, no additional shares were earned and 39,894 shares were canceled. The March 8, 2011 grant was scheduled to vest on March 8, 2014, and the March 2, 2012, grant was scheduled vest on March 2, 2015. Both grants remained subject to future performance metrics. Because Mr. Schuckenbrock resigned from Dell effective March 31, 2013, the unvested units were forfeited.

(q)
Non-qualified stock options, of which 210,526 shares vested on March 15, 2013. The remaining 842,106 options will vest as follows: 210,526 options on March 15 of 2014 through 2016 and 210,528 options on March 2017.

(r)	Represents restricted stock units of which 28,825 units vested on March 15, 2013, and the remaining 57,631 units will vest as follows: 28,816 on March 15, 2014, and 28,815 on March 15, 2015.
Option Exercises and Stock Vested During Fiscal 2013
The following table sets forth certain information about option exercises and vesting of restricted stock during Fiscal 2013 for the Named Executive Officers who exercised options or had restricted stock or restricted stock units vest during Fiscal 2013.

Option Exercises and Stock Vested During Fiscal 2013 Table
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized upon Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting (a)
Mr. Gladden	43,750	$394,901	358,761	$6,185,040
Mr. Clarke	—	—	358,761	6,185,040
Mr. Felice	640,644	5,720,665	388,642	6,700,567
Mr. Schuckenbrock	627,630	3,976,425	389,016	6,554,604

(a)	Computed using the average of the high and low sales price of the common stock on the vesting date based on NASDAQ Stock Market reporting.
Other Benefit Plans
401(k) Retirement Plan
Dell maintains a 401(k) retirement savings plan that is available to substantially all U.S. employees. Dell matches 100% of each participant's voluntary contributions up to 5% of the participant's compensation, and a participant vests immediately in the matching contributions. Participants may invest their contributions and the matching contributions in a variety of investment choices, including a Dell common stock fund, but are not required to invest any of their contributions or matching contributions in Dell common stock.
Deferred Compensation Plan
Dell also maintains a nonqualified deferred compensation plan that is available to executives. Under the terms of this plan, Dell matches 100% of each participant's voluntary deferrals up to 3% of the participant's compensation that exceeds the qualified plan compensation limit. A participant may defer up to 50% of the participant's base salary and up to 100% of the participant's annual incentive bonus. Matching contributions vest ratably over the first five years of employment (20% per year) and thereafter matching contributions vest immediately. A participant's funds are distributed upon the participant's death or retirement (at age 65 or older) or, under certain circumstances and at the request of the participant, during the participant's employment, and can be taken in a lump sum or installments (monthly, quarterly, or annually) over a period of up to ten years. Vested funds may be withdrawn, with potential penalties, at the participant's request upon proof of financial hardship. The investment choices for the deferred compensation plan contributions generally are the same as those available in the broader 401(k) retirement savings plan except that there is no Dell common stock fund in this plan. Upon a corporate merger, consolidation, liquidation, or other type of reorganization that would constitute a change of control of Dell under the plan, the plan will be terminated and all benefits will be paid.
The following table describes the contributions, earnings, and balance at the end of Fiscal 2013 for each Named Executive Officer who participates in the deferred compensation plan.

Nonqualified Deferred Compensation at Fiscal Year-End 2013 Table
Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year[a]	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-end
Mr. Dell	—	—	$971,212	—	$6,819,318
Mr. Clarke	—	—	$1,054,166	—	$9,561,667

(a )	Not reported as compensation to the Named Executive Officers for tax purposes.
Potential Payments Upon Termination or Change in Control
All equity awards contain provisions that accelerate the vesting of the awards upon the death or permanent disability of the holder. These provisions are generally applicable to all Dell employees, including executive officers. As described above under "Compensation Discussion and Analysis — Employments Agreements; Severance and Change-in-Control Arrangements," on April 17, 2013, the Committee approved amendments to Dell's equity award agreements for grants of RSUs and PBUs (other than RUSs and PBUs held by Mr. Dell and the Board) under the company's stock plans which provide for accelerated vesting if the recipient's employment is terminated without cause within two years following a change in control of Dell. In addition, as described above under "Compensation Discussion and Analysis — Employment Agreements; Severance and Change-in-Control Arrangements," Dell has severance agreements with each of the Named Executive Officers other than Mr. Dell. As described above under "Compensation Discussion and Analysis — Retention Cash Bonus Awards," the Named Executive

Officers other than Mr. Dell are entitled to receive cash bonus awards in specified circumstances, including upon a qualifying termination.
The following table sets forth, for each of the Named Executive Officers, (1) potential severance payments assuming a February 1, 2013 termination of employment and assuming that the Retention Cash Bonus Awards had been awarded and were in effect prior to such date, (2) the aggregate value of the equity and cash awards that were subject to vesting acceleration at the end of Fiscal 2013, assuming that death or permanent disability occurred on February 1, 2013, and (3) the aggregate value of RSU and PBU awards that would accelerate assuming a February 1, 2013 change in control of Dell and qualifying termination and assuming that the equity award agreement amendments described above were in effect prior to such date. Severance payments are generally made in lump sums.

Named Executive Officer	Severance Payment (a)	Acceleration Benefit Upon Death or Permanent Disability (b)	Acceleration of RSUs and PBUs Upon Change in Control and Termination (c)
Mr. Dell	—	$14,433,816	—
Mr. Gladden	$2,062,500	8,549,568	$8,549,568
Mr. Clarke	2,131,250	8,409,506	8,409,506
Mr. Felice	2,131,250	9,487,884	9,487,884
Mr. Schuckenbrock (d)	1,550,000	10,078,949	10,078,949
Mr. Swainson	1,993,750	1,178,395	1,178,395

(a)
Severance payments under the executive officer severance agreements and the retention cash bonus award program are only payable if the executive's employment is terminated "without cause." In general, an executive is deemed to be terminated without cause under these arrangements unless the executive is terminated for violating confidentiality obligations, violating certain laws, committing a felony or making a plea of guilty or nolo contendere with respect to a felony, engaging in acts of gross negligence or insubordination, refusing to implement directives issued by the executive's manager, breaching a fiduciary duty to Dell, violating Dell's Code of Conduct, unsatisfactory job performance, chronic absenteeism, or misconduct.

Under the executive officer severance agreements, executive officers are obligated to comply with certain non-competition and non-solicitation obligations for a period of 12 months following termination of employment as a condition of receiving severance payments. Under the retention cash bonus award program, executive officers are obligated to comply with certain non-competition and non-solicitation obligations until March 15, 2015, and will be required to return the cash bonus award in the event of non-compliance with these obligations.

(b)
Represents the sum of (1) the in-the-money value of unvested stock options that are subject to vesting acceleration in the event of death or permanent disability, (2) the value of unvested restricted stock, restricted stock units, and performance-based restricted stock units that are subject to vesting acceleration in the event of death or permanent disability, and (3) the value of unvested long-term cash awards. All values, computed as of the end of Fiscal 2013, are based on the closing price of Dell common stock as reported on the NASDAQ Stock Market on the last day of Fiscal 2013 ($13.63).

(c)
Represents the value of unvested restricted stock units and performance-based restricted stock units that are subject to vesting acceleration if the executive's employment is terminated "without cause" within two years following a change in control of Dell. In general, an executive is deemed to be terminated without cause under the amended award agreements in the same circumstances described in note (a) above. All values, computed as of the end of Fiscal 2013, are based on the closing price of Dell common stock as reported on the NASDAQ Stock Market on the last day of Fiscal 2013 ($13.63).

(d)
Mr. Schuckenbrock resigned as President, Services in December 2012 and his employment with the Dell ended on March 31, 2013. Mr. Schuckenbrock and Schuckenbrock Consulting, LLC, a company owned and controlled by Mr. Schuckenbrock, entered into a consultancy agreement with Dell on February 22, 2013. For a description of the terms of the agreement and the amounts payable thereunder by Dell, see "Compensation Discussion and Analysis - Other Compensation Components - Mr. Schuckenbrock's Post-Termination Consulting Agreement."

Director Compensation
Mr. Dell, as the only member of the Board who is also a Dell employee, does not receive any compensation for service on the Board. This section describes the Fiscal 2013 compensation of Dell’s non-employee directors.

Annual Retainer Fee — Each non-employee director receives an annual retainer fee, which for Fiscal 2013 was $75,000. The chair of the Audit Committee receives an additional annual retainer fee of $25,000; the chair of each of the other standing Board committees receives an additional annual retainer fee of $15,000; and the Lead Director receives an additional annual retainer fee of $25,000. Each director may elect to receive the retainer in cash, or in the form of non-qualified stock options or restricted stock units in lieu of cash. Directors also may defer all or a portion of the retainer into a deferred compensation plan. Any such deferred amounts are payable in a lump sum or in installments beginning upon termination of service as a director. The number of options or restricted stock units received in lieu of the annual retainer fee (or the method of computing the number) and the terms and conditions of those awards are determined from time to time by the Leadership Development and Compensation Committee. The annual retainers are payable at the first Board meeting after the annual meeting of stockholders for all members elected by the stockholders. For new members appointed by the Board, the retainer is prorated based on the remaining number of Board meetings during the “Service Year” (a period beginning at the immediately preceding annual meeting of stockholders and ending at the next annual meeting of stockholders) and is payable at the first Board meeting attended by the new director.
Option and Restricted Stock Unit Awards — Each non-employee directors is also eligible for annual stock option and restricted stock unit awards. The number of options and restricted stock units awarded, as well as the other terms and conditions of the awards (such as vesting and exercisability schedules and expiration provisions), are generally within the discretion of the Leadership Development and Compensation Committee, except that (1) no non-employee director may receive awards (not including awards in lieu of the annual cash retainer) covering more than 50,000 shares of common stock in any Service Year (other than the Service Year in which the director joins the Board, when the limit is two times the normal annual limit), (2) the exercise price of any option may not be less than the fair market value of the common stock on the date of grant, and (3) no option may become exercisable, and no restricted stock unit may become transferable, earlier than six months from the date of grant.
Option and restricted stock unit awards are granted at the first Board meeting after the annual meeting of stockholders for all members elected by the stockholders. New members appointed by the Board receive a director grant that is equal to the director annual option and restricted stock unit awards prorated based on the remaining number of Board meetings during the year (ending at the next annual meeting of stockholders).
Computer Hardware and Technical Support — Dell provides directors personal computers and equipment for their use in connection with their Board service and for personal use. Dell also provides from time to time personal technical support to directors.
Other Benefits — Dell reimburses directors for reasonable expenses associated with attending Board and committee meetings and when requested by the company and reasonable expenses for their spouses to attend a Dell sponsored event, and provides them with liability insurance coverage for their activities as directors.
Indemnification — Under Dell's Certificate of Incorporation and Bylaws, the directors are entitled to indemnification from Dell to the fullest extent permitted by Delaware corporate law. Dell has entered into indemnification agreements with each of the non-employee directors which establish processes for indemnification claims.
Director Compensation for Fiscal 2013
The following table sets forth the compensation paid to the non-employee directors for Fiscal 2013. Thomas W. Luce, III retired from the Board at the time of the 2012 annual meeting of stockholders.

Name	Fees Earned or Paid in Cash		Stock Awards (a)	All Other Compensation (b)	Total
Mr. Breyer	$90,000	(c)	$210,007	$2,416	$302,423
Mr. Carty	75,000		210,007	2,549	287,556
Ms. Clark	75,000		210,007	2,416	287,423
Ms. Conigliaro	75,000		210,007	1,896	286,903
Mr. Duberstein	75,000		210,007	2,416	287,423
Mr. Gray	90,000		210,007	4,543	304,550
Mr. Kleisterlee	75,000	(c)	210,007	18,858	303,865
Mr. Luce	—		—	1,416	1,416
Mr. Luft	75,000		210,007	2,574	287,581
Mr. Mandl	125,000		210,007	2,416	337,423
Mr. Narayen	90,000		210,007	2,416	302,423
Mr. Perot	75,000	(c)	210,007	2,416	287,423

(a)
Represents, for each director, other than Mr. Luce, the total grant date fair value, computed in accordance with FASB ASC Topic 718, of a grant of 17,046 restricted stock units. The grant date fair value of $210,007 was based on the closing price of the common stock as reported on the NASDAQ Stock Market on the date of grant ($12.32). The awards were granted on July 13, 2012, which was the date of the first Board meeting following the 2012 annual meeting of stockholders.

The awards vest on July 1, 2013, so long as the director remains a member of the Board. If the director ceases to be a member of the Board (other than by reason of mandatory retirement, death or permanent disability), any units scheduled to vest within 30 days of such termination will accelerate and vest upon such termination. Any remaining unvested units will expire immediately. All unvested restricted stock units vest immediately upon mandatory retirement, death or permanent disability. At the election of the director, the director may elect to defer the settlement of the grant until a later date. Mr. Carty, Mr. Duberstein and Mr. Gray elected to defer settlement of their Fiscal 2013 grants, which will pay out ratably over five years beginning on the date each director ceases his service on the Board.
The following table sets forth the number of shares of unvested restricted stock or restricted stock units and the number of shares underlying stock options held by each of the non-employee directors as of the end of Fiscal 2013.

Name	Restricted Stock/Restricted Stock Units	Stock Options
Mr. Breyer	22,596	—
Mr. Carty	22,596	498,047
Ms. Clark	17,046	—
Ms. Conigliaro	17,046	—
Mr. Duberstein	17,046	—
Mr. Gray	22,596	40,403
Mr. Kleisterlee	19,924	—
Mr. Luce	—	28,798
Mr. Luft	22,596	42,802
Mr. Mandl	22,596	48,302
Mr. Narayen	22,596	—
Mr. Perot	22,596	31,341
The information for Mr. Carty includes 455,245 stock options he was awarded in his capacity as Vice Chairman and Chief Financial Officer in Fiscal 2007 and 2009.

(b)	Represents imputed income amounts attributable to certain benefits or perquisites to the directors, as described below.
The expense to Dell for providing a Dell XPS 13 computer ($1,416) to each of Mr. Breyer, Mr. Carty, Ms. Clark, Ms. Conigliaro, Mr. Duberstein, Mr. Gray, Mr. Kleisterlee, Mr. Luce, Mr. Mandl, Mr. Narayen and Mr. Perot and the expense to Dell for providing a Dell XPS 13 computer ($2,574) to Mr. Luft in Germany. Also represents the expense to Dell for providing a Dell Latitude 10 tablet ($1,000) to each of Mr. Breyer, Mr. Carty, Ms. Clark, Mr. Duberstein, Mr. Gray, Mr. Kleisterlee, Mr. Mandl, Mr. Narayen and Mr. Perot.
The expense to Dell for providing a personal technical support to Mr. Carty ($133).

The expense to Dell of travel expenditures for Ms. Conigliaro's spouse ($480), Mr. Gray's spouse ($2,127), and Mr. Kleisterlee's spouse ($16,442) to attend a Dell sponsored meeting.

(c)
Each of Mr. Breyer, Mr. Kleisterlee and Mr. Perot elected to receive his annual retainer ($90,000 for Mr. Breyer and $75,000 for Mr. Kleisterlee and Mr. Perot), payable on July 13, 2012, in the form of restricted stock units. The restricted stock units were fully vested at the date of the grant. The number of shares was calculated based on the fair market value of the common stock on the date of grant ($12.32), as measured by the closing price of the common stock as reported on the NASDAQ Stock Market.

The following table sets forth the number of restricted stock units, as well as the grant date fair value of individual awards, of the Fiscal 2013 grants. The grant date fair values of these awards are not included in the Stock Awards column of the above table because the forgone cash amounts are included in the Fees Earned or Paid in Cash column.

Name	Restricted Stock Units in Lieu of Annual Retainer	Grant Date Fair Value
Mr. Breyer	7,306	$90,010
Mr. Kleisterlee	6,088	75,004
Mr. Perot	6,088	75,004

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership
The following table sets forth certain information, as of May 22, 2013 (except as indicated below), about the beneficial ownership of Dell common stock by (a) each current director, (b) each Named Executive Officer, (c) all current directors and executive officers as a group, and (d) each person known to Dell to be the beneficial owner of more than 5% of the outstanding shares of common stock. The following information has been presented in accordance with SEC rules and is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated, each person named below holds sole investment and voting power over the shares shown.

Name and Address of Beneficial Owner	Number of Shares Owned	Shares Which May be Acquired Within 60 Days	Amount and Nature of Beneficial Ownership	Percent of Class (if 1% or more) (a)

Michael S. Dell (b) One Dell Way Round Rock, Texas 78682	243,382,868	1,101,948	244,484,816	13.91%
Southeastern Asset Management, Inc. (c) 6410 Poplar Avenue, Suite 900 Memphis, Tennessee 38119	146,149,658	—	146,149,658	8.2%
Carl C. Icahn and affiliates (d) 767 Fifth Avenue, 47th Floor New York, New York 10153	80,468,322	—	80,468,322	4.52%
James W. Breyer	184,834	17,046	201,880	*
Donald J. Carty	694,458	498,047	1,192,505	*
Janet F. Clark	11,716	17,046	28,762	*
Laura Conigliaro	11,716	17,046	28,762	*
Kenneth M. Duberstein	12,716	—	12,716	*
William H. Gray, III	40,365	40,403	80,768	*
Gerard J. Kleisterlee	20,589	17,046	37,635	*
Klaus S. Luft	77,321	59,848	137,169	*
Alex J. Mandl (e)	67,779	65,348	133,127	*
Shantanu Narayen	53,196	17,046	70,242	*
H. Ross Perot, Jr.	59,284	33,330	92,614	*
Brian T. Gladden	210,067	1,719,450	1,929,517	*
Jeffrey W. Clarke	489,235	2,620,228	3,109,463	*
Stephen J. Felice	149,035	1,658,990	1,808,025	*
Stephen F. Schuckenbrock	—	1,513,321	1,513,321	*
John C. Swainson	120,995	210,527	331,522	*
Directors and executive officers as a group (22 persons)	245,840,655	12,058,685	257,899,340	14.59%

(a)
Other than the beneficial ownership percentage reported for Southeastern Asset Management, Inc. and Carl C. Icahn and affiliates, the percentages are based on the number of shares outstanding (1,755,951,717) at the close of business on May 22, 2013. The beneficial ownership percentages reported for Southeastern Asset Management, Inc. and Carl C. Icahn and affiliates are based on information provided in a Schedule 13D/A filed with the SEC on May 9, 2013, with respect to Southeastern Asset Management, Inc., and on information provided in a Schedule 13D filed with the SEC on May 9, 2013, with respect to Carl C. Icahn and affiliates.

(b)
Does not include 26,984,832 shares held in a separate property trust for Mr. Dell’s spouse and 2,964,869 shares held in a trust for the benefit of the children of Mr. Dell and his wife, and as to which Mr. Dell disclaims beneficial ownership.

(c) According to the Schedule 13D/A referenced in note (a), Southeastern Asset Management, Inc. has, as of May 9, 2013, sole voting power with respect to 73,291,220 shares of common stock, shared voting power with respect to 55,878,000 shares of common stock, no voting power with respect to 16,980,438 shares of common stock, sole dispositive power with respect to 90,271,658 shares of common stock, and shared dispositive power with respect to 55,878,000 shares of common stock. Mr. O. Mason Hawkins is Chairman of the Board and Chief Executive Officer of Southeastern. As a result of his official positions and ownership of voting securities of Southeastern, Mr. Hawkins has power to exercise voting control and/or dispositive power over the reported shares of common stock. Mr. Hawkins disclaims beneficial interest in any of the reported shares of common stock. Southeastern reports that it has formed a “group” with Carl C. Icahn and his related affiliates within the meaning of Section 13(d)(3) of the Exchange Act and may be deemed to beneficially own 226,617,980 shares of common stock; however it expressly disclaims beneficial ownership of the 80,468,322 shares of common stock beneficially owned by Mr. Icahn and his related affiliates.

(d)
According to the Schedule 13D referenced in note (a), Carl C. Icahn and affiliates may be deemed to be the beneficial owner of 80,468,322 shares of common stock, as of May 9, 2013, consisting of (i) 16,093,664 shares of common stock over which High River Limited Partnership (“High River”) has sole voting power and sole dispositive power (and which Hopper Investments LLC (“Hopper”), Barberry Corp. (“Barberry”) and Mr. Icahn each have shared voting power and shared dispositive power with regard to); (ii) 25,337,284 shares of common stock over which Icahn Partners Master Fund LP (“Icahn Master”) has sole voting power and sole dispositive power (and which Icahn Offshore LP (“Icahn Offshore”), Icahn Capital LP (“Icahn Capital”), IPH GP LLC (“IPH”), Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”), Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), Beckton Corp. (“Beckton”) and Mr. Icahn each have shared voting power and shared dispositive power with regard to); (iii) 10,125,017 shares of common stock over which Icahn Partners Master Fund II LP (“Icahn Master II”) has sole voting power and sole dispositive power (and which Icahn Offshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn each have shared voting and shared dispositive power with regard to); (iv) 4,457,207 shares of common stock over which Icahn Partners Master Fund III LP (“Icahn Master III”) has sole voting power and sole dispositive power (and which Icahn Offshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn each have shared voting and shared dispositive power with regard to); and (v) 24,455,150 shares of common stock over which Icahn Partners LP (“Icahn Partners”) has sole voting power and sole dispositive power (and which Icahn Onshore LP (“Icahn Onshore”), Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn each have shared voting and shared dispositive power with regard to). The principal business address of each of (x) High River, Hopper, Barberry, Icahn Offshore, Icahn Partners, Icahn Master, Icahn Master II, Icahn Master III, Icahn Onshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP and Beckton is White Plains Plaza, 445 Hamilton Avenue - Suite 1210, White Plains, NY 10601, and (y) Mr. Icahn is c/o Icahn Associates Corp., 767 Fifth Avenue, 47th Floor, New York, NY 10153. Mr. Icahn and affiliates report that they have formed a “group” with Southeastern Asset Management, Inc. within the meaning of Section 13(d)(3) of the Exchange Act and may be deemed to beneficially own 226,617,980 shares of common stock; however they expressly disclaim beneficial ownership of the 146,149,658 shares of common stock beneficially owned by Southeastern and its related affiliates.

(e)	Includes 4,351 shares held by Mr. Mandl’s spouse and 1,300 shares held in an IRA for Mr. Mandl’s spouse.
Equity Compensation Plan Information
Equity Compensation Plans Approved by Stockholders
Stockholders have approved the 1994 Incentive Plan, the 2002 Long-Term Incentive Plan, amendments to the 2002 Long-Term Incentive Plan (the "Amended and Restated 2002 Long-Term Incentive Plan") and the 2012 Long-Term Incentive Plan. Although options remain outstanding under the 1994 Incentive Plan and the Amended and Restated 2002 Long-Term Incentive Plan, no shares are available under these plans for future awards. Dell currently uses the 2012 Long-Term Incentive Plan for stock-based incentive awards that may be granted in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units, or performance shares.
Equity Compensation Plans Not Approved by Stockholders
In October 1998, the Board approved the Broad Based Stock Option Plan, which permitted awards of fair market value stock options to non-executive employees. Although options remain outstanding under this plan, the plan was terminated by the Board in November 2002, and options are no longer being awarded under the plan.
The following table presents information about Dell’s equity compensation plans at the end of Fiscal 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by stockholders	138,997,342		$25.79	98,210,039 (a)
Equity compensation plans not approved by stockholders	20,312,681	(b)	6.81	– (c)
Total	159,310,023		$22.51	98,210,039

(a)	Represents shares that were available for issuance under the 2012 Long-Term Incentive Plan.

(b)
Represents the number of shares that were issuable pursuant to options granted under the Broad Based Stock Option Plan that were outstanding as of the end of Fiscal 2013 (700) and pursuant to options (20,311,981) granted under the following stock plans of acquired companies assumed by Dell and converted into options to purchase Dell common stock: Force10 Networks, Inc. 2007 Plan; Quest Software, Inc. 1999 Stock Incentive Plan; Quest Software, Inc. 2001 Stock Incentive Plan; v-Kernel Corporation 2007 Equity Incentive Plan; and Quest Software, Inc. 2008 Stock Incentive Plan.

(c)
The Broad Based Stock Option Plan was terminated in November 2002, and, consequently, no shares are available for future awards under that plan. No shares remain available for future awards under the assumed plans referred to in note (b).

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
The Board believes that the interests of the stockholders are best served by having a substantial number of objective, independent representatives on the Board. For this purpose, a director will be considered to be “independent” only if the Board affirmatively determines that the director does not have any direct or indirect material relationship with Dell that may impair, or appear to impair, the director's ability to make independent judgments. Under the Marketplace Rules of the NASDAQ Stock Market, at least a majority of Dell's directors must qualify as "independent" within the meaning of the Marketplace Rules. Under Dell's Corporate Governance Principles, Dell requires at least 60% of the directors to meet Dell's standards for director independence.
The Board's determination that a director is independent is made on the basis of the standards set forth in Dell’s Corporate Governance Principles, which incorporate the director independence standards of the NASDAQ Marketplace Rules. Dell's Corporate Governance Principles identify certain relationships which will not, in and of themselves, preclude a determination that a director qualifies as independent. The Board may conclude, upon consideration of the relevant facts and circumstances, that a director is independent even if an applicable threshold specified in such relationships is exceeded in a particular case.
The following summarizes the Board's determinations with respect to each director's independence, including any transactions, relationships or arrangements not discussed below under “Additional Information — Certain Relationships and Related Transactions” considered by the Board in its independence determinations.

DIRECTOR INDEPENDENCE

Director	Status
Mr. Breyer	Independent (a)
Mr. Carty	Independent (b)
Ms. Clark	Independent (c)
Ms. Conigliaro	Independent
Mr. Dell	Not independent (d)
Mr. Duberstein	Independent
Mr. Gray	Independent
Mr. Kleisterlee	Independent
Mr. Luft	Independent
Mr. Mandl	Independent
Mr. Narayen	Independent (e)
Mr. Perot	Independent (f)

(a) Mr. Breyer serves as a partner of Accel Partners. Dell has made investments as a limited partner in the Accel Internet Fund III L.P. (in October 1999) and the Accel Internet Fund IV L.P. (in May 2001). Additionally, Michael Dell, through his investment company MSD Capital, made an investment as a limited partner in the Accel Internet Fund III L.P. in October 1999. In determining that this relationship does not preclude treatment of Mr. Breyer as an independent director, the Board considered, among various factors, that the investments were made long before Mr. Breyer’s appointment to the Board in April 2009.
(b) Until June 2008, Mr. Carty served as Dell's Vice Chairman and Chief Financial Officer. Because he left that position more than three years ago, he is currently considered independent by the Board.
(c) Ms. Clark is the Executive Vice President and Chief Financial Officer for Marathon Oil Company. During Fiscal 2013, Dell was a supplier of services and products to Marathon Oil. In determining that this relationship did not preclude treatment of Ms. Clark as an independent director, the Board considered that the transactions were conducted in the ordinary course of business on customary commercial terms and represented less than 1% of Dell’s Fiscal 2013 revenue.
(d) Mr. Dell serves as Dell's Chairman of the Board and Chief Executive Officer.
(e) Mr. Narayen is President and Chief Executive Officer of Adobe Systems Incorporated. During Fiscal 2013, Dell was a supplier of services and products to Adobe Systems and purchased software services and products from Adobe Systems. In determining that this relationship did not preclude treatment of Mr. Narayen as an independent director, the Board considered that the transactions were conducted in the ordinary course of business on customary commercial terms and represented less than 1% of Dell's revenues and less than 3% of Adobe System's revenue in each company's most recent fiscal year.
(f) Mr. Perot is chairman of Hillwood Development Company. Dell was a supplier of products and services to Hillwood Development during Fiscal 2013. In determining that this relationship did not preclude treatment of Mr. Perot as an independent director, the

Board considered that the transactions were conducted on customary commercial terms and represented less than 1% of Dell’s Fiscal 2013 revenues.
The Board will continue to monitor the standards for director independence established under applicable law and the NASDAQ Marketplace Rules to ensure that Dell's Corporate Governance Principles remain consistent with those standards.
Certain Relationships and Related Transactions
Transactions with Michael S. Dell and Related Persons
Mr. Dell, the company’s Chairman and Chief Executive Officer, owns his own private aircraft (through wholly-owned entities). In the past, the company had reimbursed these entities for the covered variable costs, plus a pro rata portion of the management fee attributable to Mr. Dell’s business travel on such aircraft. During Fiscal 2013, the company contracted with an independent aircraft leasing agency to provide private air travel to Mr. Dell. This agency in turn leases the same aircraft described above from Mr. Dell’s wholly-owned entities. During Fiscal 2013, Dell paid approximately $2,000,000 for Mr. Dell’s travel through these arrangements.
Entities wholly owned by Mr. Dell and/or Mr. Dell’s spouse purchase services or products from the company on standard commercial terms available to comparable unrelated customers. These entities paid the company approximately $1,350,000 for services and products in Fiscal 2013.
Mr. Dell reimburses the company for costs related to his or his family’s personal security protection. Reimbursements for this purpose in Fiscal 2013 totaled approximately $2,970,000.
Mr. Dell also holds a controlling interest in a landscaping services company (the “Landscape Company”). During Fiscal 2013, the company’s third-party facilities maintenance vendor subcontracted its landscaping obligations to the Landscape Company. The Landscape Company was paid approximately $76,000 during Fiscal 2013 for landscaping services to the company. Future annual payments are expected to be a minimum of $455,580.
Transactions with H. Ross Perot, Jr. and Related Persons
Mr. Perot, who was appointed to the Dell Board on December 3, 2009, served as the Chairman of the Board of Perot Systems Corporation (“Perot Systems”) at the time of Dell’s acquisition of Perot Systems on November 3, 2009. Upon completion of the acquisition, Perot Systems became a wholly-owned subsidiary of Dell Inc.
In connection with the execution of the merger agreement for the transaction, Perot Systems Family Corporation, a Texas corporation, H. Ross Perot, Sr. (Mr. Perot’s father) and Mr. Perot and Perot Systems entered into a license agreement, dated September 20, 2009, pursuant to which the foregoing persons granted Perot Systems and its affiliates an exclusive, royalty-free license to use “Perot Systems” and “Perot” in connection with Perot Systems’ current businesses, products, services and charitable activities, and its future operations and activities resulting from the expansion of, and the integration with, Dell’s services and businesses. The term of the license agreement became effective immediately upon execution and will continue until the earlier of (1) the date that is five years from November 3, 2009, or (2) the date of any termination of the license agreement for cause.
Also on September 20, 2009, in connection with the execution of the merger agreement, H. Ross Perot, Sr, and Mr. Perot signed noncompetition agreements with Dell and Perot Systems, as amended by a waiver letter entered into on December 2, 2009, that limit their ability to compete with Perot Systems or to solicit its employees or customers for a period ending December 31, 2014.
Dell, through its wholly-owned subsidiary Perot Systems, currently provides information technology and certain other services to Hillwood Enterprises L.P. (“Hillwood”), which is controlled and partially owned by Mr. Perot, under an agreement which Perot Systems entered into in January 2007 and which will expire in January 2019. Dell, through its wholly-owned subsidiary Perot Systems, currently also provides information technology and certain other services to Perot Services Company L.L.C., which is controlled and partially owned by H. Ross Perot, Sr., under an agreement which Perot Systems entered into in January 2009 and which will expire in February 2015. During Fiscal 2013, these accounts were combined and Perot Systems recorded revenue of $2,383,647 in connection with its performance under the accounts. Future annual payments to Perot Systems under this arrangement are estimated to be approximately $1,940,000 annually, but may vary due to fluctuations in the level of services required by Hillwood and Perot Services Company L.L.C.
In 2002, Perot Systems entered into a sublease agreement with Perot Services Company, LLC for approximately 23,000 square feet of office space at its Plano, Texas facility. At the expiration of the original lease, a new sublease agreement was signed effective October 1, 2007 for a term expiring on September 30, 2015. The sublease was subsequently amended effective March 1, 2009, and January 1, 2010. The current sublease is for 24,970 square feet of office space and 754 square feet of storage space at monthly rents of $40,576 and $346, respectively. Total rental payments of $450,140 were paid to Perot Systems during Fiscal 2013. Total annual rental payments under the current lease are estimated to be approximately $491,067.

Review, Approval or Ratification of Transactions with Related Persons
The Governance and Nominating Committee of the Board, pursuant to its written charter, is charged with the responsibility for reviewing, approving, disapproving or ratifying any transactions required to be disclosed as transactions with related persons under Item 404(a) of the SEC’s Regulation S-K. The Governance and Nominating Committee has not adopted any specific policies or procedures for conducting such reviews, or standards to be applied in the reviews, and considers each transaction in light of the specific facts and circumstances presented. The Governance and Nominating Committee reviewed and approved or ratified each of the Fiscal 2013 transactions described above.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of Dell's consolidated financial statements for Fiscal 2013 and Fiscal 2012. In addition to retaining PricewaterhouseCoopers LLP to conduct an integrated audit of the financial statements and internal control over financial reporting, Dell engages the firm from time to time to perform other services. The following table sets forth all fees incurred in connection with professional services rendered to Dell by PricewaterhouseCoopers LLP during each of the last two fiscal years.

Auditor Fees (in millions)
Fee Type	Fiscal 2013	Fiscal 2012
Audit Fees (a)	$ 17.4	$ 16.8
Audit-Related Fees (b)	0.5	0.6
Tax Fees (c)	0.7	0.6
All Other Fees (d)	0.1	0.1
Total	$ 18.7	$ 18.1

(a)
This category includes fees incurred for professional services rendered in connection with the audit of the annual financial statements, for the audit of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, for the review of the quarterly financial statements, and for the statutory audits of international subsidiaries.

(b)
This category includes fees incurred for professional services rendered in connection with assurance and other activities not explicitly related to the audit of Dell's financial statements, including the audits of Dell's employee benefit plans and registration statement for debt issuances, contract compliance reviews, and accounting research.

(c)	This category includes fees incurred for domestic and international income tax compliance and tax audit assistance, and corporate-wide tax planning services.

(d)	This category include fees incurred while performing advisory or benchmarking functions.
The Audit Committee has determined that the provision of the non-audit services described in notes (c) and (d) above was compatible with maintaining the independence of PricewaterhouseCoopers LLP.
All Fiscal 2013 and Fiscal 2012 services were pre-approved by the Audit Committee. The Audit Committee has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided by Dell’s independent auditor. In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by PricewaterhouseCoopers LLP for Fiscal 2014 and has also given its approval for up to one year in advance for the provision by PricewaterhouseCoopers LLP of particular categories or types of audit-related, tax and other permitted non-audit services. In cases where the Audit Committee's pre-approval of such services is not covered by one of those approvals, the chair of the Audit Committee or a designated member of the Audit Committee has the delegated authority to pre-approve the provision of services, which pre-approvals are then communicated to the full Audit Committee.

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
A list of the exhibits filed or furnished with this report (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit index on page 44 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL INC.

By:	/s/ BRIAN T. GLADDEN
Brian T. Gladden
Senior Vice President and Chief Financial Officer
(Duly authorized officer)
Date: June 3, 2013

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

12.1		—	Computation of ratio of earnings to fixed charges (incorporated by reference to Exhibit 12.1 of Dell's Annual Report on Form 10-K filed March 12, 2013, Commission File No. 0-17017)
21		—	Subsidiaries of Dell (incorporated by reference to Exhibit 21 of Dell's Annual Report on Form 10-K filed March 12, 2013, Commission File No. 0-17017)
23		—	Consent of PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 23 of Dell's Annual Report on Form 10-K filed March 12, 2013, Commission File No. 0-17017)
31.1		—
Certification of Michael S. Dell, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of Dell's Annual Report on Form 10-K filed March 12, 2013, Commission File No. 0-17017)

31.2		—
Certification of Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of Dell's Annual Report on Form 10-K filed March 12, 2013, Commission File No. 0-17017)

31.3	†	—
Certification of Michael S. Dell, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	†	—
Certification of Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		—
Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Brian T. Gladden, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of Dell's Annual Report of From 10-K filed March 12, 2013, Commission File No. 0-17017)

101	.INS††	—	XBRL Instance Document
101	.SCH††	—	XBRL Taxonomy Extension Schema Document
101	.CAL††	—	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF††	—	XBRL Taxonomy Extension Definition Linkbase Document

101	.LAB††	—	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE††	—	XBRL Taxonomy Extension Presentation Linkbase Document

*
*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
†	Filed with this report.
††	Filed as exhibit to Dell's Annual Report on Form 10-K filed March 12, 2013, Commission File No. 0-17017.

EXHIBIT 31.3

CERTIFICATION OF MICHAEL S. DELL, CHAIRMAN AND
CHIEF EXECUTIVE OFFICER, PURSUANT TO RULE 13a-14(a) UNDER
THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael S. Dell, certify that:

1.	I have reviewed this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Dell Inc., as filed with the Securities and Exchange Commission on March 12, 2013; and

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

June 3, 2013	/s/ MICHAEL S. DELL
Michael S. Dell Chairman and Chief Executive Officer

EXHIBIT 31.4

CERTIFICATION OF BRIAN T. GLADDEN, SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER, PURSUANT TO RULE 13a-14(a) UNDER
THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brian T. Gladden, certify that:

1.	I have reviewed this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Dell Inc., as filed with the Securities and Exchange Commission on March 12, 2013; and

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

June 3, 2013	/s/ BRIAN T. GLADDEN
Brian T. Gladden Senior Vice President and Chief Financial Officer