Form 10-Q
period 2013-05-03
DELL INC
filed 2013-06-12
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2013
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of the close of business on June 6, 2013, 1,756,073,637 shares of common stock, par value $.01 per share, were outstanding.

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

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Statements of Financial Position at May 3, 2013 (unaudited), and February 1, 2013		4
Condensed Consolidated Statements of Income for the three months ended May 3, 2013 (unaudited), and May 4, 2012 (unaudited)		5
Condensed Consolidated Statements of Comprehensive Income for the three months ended May 3, 2013 (unaudited), and May 4, 2012 (unaudited)		6
Condensed Consolidated Statements of Cash Flows for the three months ended May 3, 2013 (unaudited), and May 4, 2012 (unaudited)		7
Notes to Condensed Consolidated Financial Statements (unaudited)		8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 4.	Controls and Procedures	57
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 6.	Exhibits	58

Signatures		59
Index to Exhibits		60

Exhibits
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I
ITEM 1 — FINANCIAL STATEMENTS
DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	May 3, 2013	February 1, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,419	$12,569
Short-term investments	486	208
Accounts receivable, net	6,440	6,629
Short-term financing receivables, net	2,991	3,213
Inventories, net	1,387	1,382
Other current assets	3,936	3,967
Total current assets	25,659	27,968
Property, plant, and equipment, net	2,136	2,126
Long-term investments	2,303	2,565
Long-term financing receivables, net	1,383	1,349
Goodwill	9,289	9,304
Purchased intangible assets, net	3,176	3,374
Other non-current assets	845	854
Total assets	$44,791	$47,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$3,133	$3,843
Accounts payable	10,990	11,579
Accrued and other	3,402	3,644
Short-term deferred revenue	4,265	4,373
Total current liabilities	21,790	23,439
Long-term debt	4,115	5,242
Long-term deferred revenue	3,963	3,971
Other non-current liabilities	4,163	4,187
Total liabilities	34,031	36,839
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 2,955 and 3,413, respectively; shares outstanding: 1,755 and 1,738, respectively	12,644	12,554
Treasury stock at cost: 1,200 and 1,200 shares, respectively	(32,145)	(32,145)
Retained earnings	30,317	30,330
Accumulated other comprehensive loss	(77)	(59)
Total Dell stockholders’ equity	10,739	10,680
Noncontrolling interest	21	21
Total stockholders’ equity	10,760	10,701
Total liabilities and stockholders’ equity	$44,791	$47,540

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	May 3, 2013	May 4, 2012
Net revenue:
Products	$10,902	$11,423
Services, including software related	3,172	2,999
Total net revenue	14,074	14,422
Cost of net revenue:
Products	9,244	9,330
Services, including software related	2,083	2,025
Total cost of net revenue	11,327	11,355
Gross margin	2,747	3,067
Operating expenses:
Selling, general, and administrative	2,208	2,009
Research, development, and engineering	313	234
Total operating expenses	2,521	2,243
Operating income	226	824
Interest and other, net	(68)	(32)
Income before income taxes	158	792
Income tax provision	28	157
Net income	$130	$635
Earnings per share:
Basic	$0.07	$0.36
Diluted	$0.07	$0.36
Cash dividends declared per common share	$0.08	$—
Weighted-average shares outstanding:
Basic	1,748	1,759
Diluted	1,761	1,774
 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended
	May 3, 2013	May 4, 2012
Net income	$130	$635

Other comprehensive income, net of tax
Foreign currency translation adjustments	(31)	(8)

Available-for-sale investments
Change in unrealized gains (losses)	1	—
Reclassification adjustment for net (gains) losses included in net income	—	(2)
Net change	1	(2)

Cash Flow Hedges
Change in unrealized gains (losses)	46	(25)
Reclassification adjustment for net (gains) losses included in net income	(34)	14
Net change	12	(11)

Total other comprehensive income (loss), net of tax benefit (expense) of $0 and $(9), respectively	(18)	(21)
Comprehensive income, net of tax	$112	$614
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	May 3, 2013	May 4, 2012
Cash flows from operating activities:
Net income	$130	$635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	323	248
Stock-based compensation expense	83	95
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	19	(10)
Deferred income taxes	(28)	47
Provision for doubtful accounts — including financing receivables	48	63
Other	12	(5)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	71	161
Financing receivables	129	71
Inventories	(8)	(68)
Other assets	12	48
Accounts payable	(578)	(671)
Deferred revenue	(61)	1
Accrued and other liabilities	(191)	(753)
Change in cash from operating activities	(39)	(138)
Cash flows from investing activities:
Investments:
Purchases	(329)	(673)
Maturities and sales	317	640
Capital expenditures	(158)	(142)
Proceeds from the sale of facilities, land, and other assets	4	—
Collections on purchased financing receivables	29	55
Acquisitions of businesses, net of cash received	—	(245)
Change in cash from investing activities	(137)	(365)
Cash flows from financing activities:
Repurchases of common stock	—	(324)
Cash dividends paid	(142)	—
Issuance of common stock under employee plans	24	38
Issuance (repayment) of commercial paper (maturity 90 days or less), net	—	13
Proceeds from debt	547	596
Repayments of debt	(2,384)	(863)
Other	(2)	8
Change in cash from financing activities	(1,957)	(532)
Effect of exchange rate changes on cash and cash equivalents	(17)	(3)
Change in cash and cash equivalents	(2,150)	(1,038)
Cash and cash equivalents at beginning of the period	12,569	13,852
Cash and cash equivalents at end of the period	$10,419	$12,814
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — PROPOSED MERGER AND BASIS OF PRESENTATION
Proposed Merger
On February 5, 2013, Dell Inc. announced that it had signed a definitive agreement and plan of merger (the “merger agreement”) pursuant to which it would be acquired by Denali Holding Inc. (“Parent”), a Delaware corporation owned by Michael S. Dell, the Chairman, Chief Executive Officer and founder of Dell, and investment funds affiliated with Silver Lake Partners, a global private equity firm. Following completion of the transaction, Mr. Dell would continue to lead Dell as Chairman and Chief Executive Officer and maintain a significant equity investment in Dell by contributing his Dell shares to Parent and making a cash investment in Parent. Subject to the satisfaction or permitted waiver of closing conditions set forth in the merger agreement, the merger is expected to be consummated before the end of the third quarter of the fiscal year ending January 31, 2014.

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

Dell's stockholders will be asked to vote on the adoption of the merger agreement and approval of the merger at a special stockholders meeting that will be held on July 18, 2013. The closing of the merger is subject to a non-waivable condition that the merger agreement be adopted by the affirmative vote of the holders of (1) at least a majority of all outstanding shares of common stock and (2) at least a majority of all outstanding shares of common stock held by stockholders other than Parent and its subsidiaries, the MD Investors, any other officers and directors of Dell or any other person having any equity interest in, or any right to acquire any equity interest in, Parent's merger subsidiary or any person of which the merger subsidiary is a direct or indirect subsidiary. Consummation of the merger is also subject to certain customary conditions. The merger agreement does not contain a financing condition. Dell's definitive proxy statement for the special stockholders meeting was first sent to the stockholders on May 31, 2013.

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

Pursuant to the terms of a “go-shop” provision in the merger agreement, during the period which began on the date of the merger agreement and expired after March 22, 2013, Dell and its subsidiaries and their respective representatives had the right to initiate, solicit and encourage any alternative acquisition proposals from third parties, provide nonpublic information to such third parties and participate in discussions and negotiations with such third parties regarding alternative acquisition proposals. The 45-day go-shop period elicited two alternative acquisition proposals. One proposal was submitted by a group led by entities affiliated with Blackstone Management Partners and the other by entities affiliated with Carl Icahn. On April 19, 2013, Blackstone Management Partners withdrew from the process and decided not to submit a definitive acquisition proposal. Under the terms and conditions set forth in the merger agreement, before the company stockholder approvals adopting the merger agreement, the Board of Directors may change its recommendation, including in order to approve, and may authorize Dell to enter into, an alternative acquisition proposal if the Special Committee of the Board of Directors that recommended

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

approval of the merger has determined in good faith, after consultation with outside counsel and its financial advisors, that such alternative acquisition proposal would be more favorable to Dell's stockholders, taking into account all of the terms and conditions of such proposal (including, among other things, the financing, likelihood and timing of its consummation and any adjustments to the merger agreement).

The merger agreement contains certain termination rights for Dell and Parent. Among such rights, and subject to certain limitations, either Dell or Parent may terminate the merger agreement if the merger is not completed by November 5, 2013.

Other than expenses associated with the proposed merger, which include transaction costs as well as special performance-based retention cash awards granted to certain key employees in the first quarter of Fiscal 2014 (the "Merger-Related Costs"), the terms of the merger agreement did not impact Dell's Condensed Consolidated Financial Statements as of and for the three months ended May 3, 2013.
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements of Dell Inc. (individually and together with its consolidated subsidiaries, "Dell") should be read in conjunction with the Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission ("SEC") in Dell's Annual Report on Form 10-K for the fiscal year ended February 1, 2013 ("Fiscal 2013"). The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries at May 3, 2013, the results of its operations and corresponding comprehensive income for the three months ended May 3, 2013, and May 4, 2012, and its cash flows for the three months ended May 3, 2013, and May 4, 2012.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in Dell's Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations, comprehensive income, and cash flows for the three months ended May 3, 2013, and May 4, 2012, are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.
During the first quarter of Fiscal 2014, Dell completed the reorganization of its reportable segments from the customer-centric segments it maintained through Fiscal 2013 to reportable segments based on the following four product and services business units:

•	End-User Computing ("EUC")

•	Enterprise Solutions Group ("ESG")

•	Dell Software Group

•	Dell Services

Dell has recast prior period amounts to provide visibility and comparability. The change in Dell's segments did not impact Dell's previously reported consolidated net revenue, gross margin, operating income, net income, or earnings per share.
See Note 14 of the Notes to the Condensed Consolidated Financial Statements for more information on Dell's reportable segments.
During the first quarter of Fiscal 2014, Dell retired 475 million shares that were issued to a wholly-owned subsidiary during Fiscal 2007. While legally issued, these shares were not considered outstanding as of February 1, 2013.
Dell's fiscal year is the 52 or 53 week period ending on the Friday nearest January 31. The fiscal year ending January 31, 2014 ("Fiscal 2014"), will be a 52 week period.
Recently Issued Accounting Pronouncements
Disclosures about Offsetting Assets and Liabilities — In January 2013, the Financial Accounting Standards Board (the "FASB") issued amended guidance that enhanced disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its derivative instruments, repurchase agreements, and securities lending transactions. This new guidance requires the disclosure of the gross amounts subject to rights of offset, amounts offset in accordance with the accounting standards followed, and the related net exposure. This new guidance became effective for Dell during the first quarter of Fiscal 2014. Other than requiring additional disclosures, this new guidance did not impact Dell's Condensed

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Consolidated Financial Statements. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for more information on disclosures about offsetting assets and liabilities.
Comprehensive Income — In February 2013, the FASB issued new guidance on reporting reclassifications out of accumulated other comprehensive income. This new guidance became effective for Dell during the first quarter of Fiscal 2014. Other than requiring additional disclosures, this new guidance did not impact Dell's Condensed Consolidated Financial Statements. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for more information on Dell's reclassifications out of accumulated other comprehensive loss.

NOTE 2 — FAIR VALUE MEASUREMENTS
The following table presents Dell's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of May 3, 2013, and February 1, 2013:

	May 3, 2013				February 1, 2013
	Level 1(a)	Level 2 (a)	Level 3	Total	Level 1 (a)	Level 2 (a)	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
				(in millions)
Assets:
Cash equivalents:
Money market funds	$6,679	$—	$—	$6,679	$8,869	$—	$—	$8,869
Non- U.S. government and agencies	—	3	—	3	—	—	—	—
Debt securities:
Non- U.S. government and agencies	—	87	—	87	—	96	—	96
Commercial paper	—	6	—	6	—	6	—	6
U.S. corporate	—	1,651	—	1,651	—	1,701	—	1,701
International corporate	—	760	—	760	—	700	—	700
Equity and other securities	—	121	—	121	1	112	—	113
Derivative instruments	—	99	—	99	—	68	—	68
Total assets	$6,679	$2,727	$—	$9,406	$8,870	$2,683	$—	$11,553
Liabilities:
Derivative instruments	$—	$11	$—	$11	$—	$16	$—	$16
Total liabilities	$—	$11	$—	$11	$—	$16	$—	$16
____________________
(a) Dell did not transfer any securities between levels during the three months ended May 3, 2013 or during the fiscal year ended February 1, 2013.

The following section describes the valuation methodologies Dell uses to measure financial instruments at fair value:
Cash Equivalents — The majority of Dell's cash equivalents in the above table consists of money market funds with original maturities of 90 days or less and valued at fair value.  The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. Dell reviews security pricing and assesses liquidity on a quarterly basis.

Debt Securities — The majority of Dell's debt securities consists of various fixed income securities such as U.S. corporate, international corporate, and non-U.S. government and agencies. Valuation is based on pricing models whereby all significant inputs, including benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers, and other market related data, are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. Inputs are documented in accordance with the fair value measurements hierarchy. Dell reviews security pricing and assesses liquidity on a quarterly basis. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information about investments.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Derivative Instruments — Dell's derivative financial instruments consist primarily of foreign currency forward and purchased option contracts and interest rate swaps. The fair value of the portfolio is determined using valuation models based on market observable inputs, including interest rate curves, forward and spot prices for currencies, and implied volatilities. Credit risk is factored into the fair value calculation of Dell's derivative instrument portfolio.  For interest rate derivative instruments, credit risk is determined at the contract level with the use of credit default spreads of either Dell, when in a net liability position, or the relevant counterparty, when in a net asset position.  For foreign exchange derivative instruments, credit risk is determined in a similar manner, except that the credit default spread is applied based on the net position of each counterparty with the use of the appropriate credit default spreads.  See Note 6 of the Notes to the Condensed Consolidated Financial Statements for a description of Dell's derivative financial instrument activities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis — Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the recurring fair value table above. These assets consist primarily of investments accounted for under the cost method and non-financial assets such as goodwill and intangible assets. Investments accounted for under the cost method included in equity and other securities were $164 million and $157 million as of May 3, 2013, and February 1, 2013, respectively. Goodwill, intangible assets, and investments accounted for under the cost method are measured at fair value initially and subsequently when there is an indicator of impairment and the impairment is recognized. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about goodwill and intangible assets.

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

	May 3, 2013				February 1, 2013
	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)
	(in millions)

Investments:
Non- U.S. government and agencies	$42	$42	$—	$—	$13	$13	$—	$—
Commercial paper	6	6	—	—	6	6	—	—
U.S. corporate	283	282	1	—	113	112	1	—
International corporate	155	155	—	—	76	76	—	—
Total short-term investments	486	485	1	—	208	207	1	—

Non- U.S. government and agencies	45	45	—	—	83	83	—	—
U.S. corporate	1,368	1,359	9	—	1,588	1,580	9	(1)
International corporate	605	601	4	—	624	620	4	—
Equity and other securities	285	285	—	—	270	270	—	—
Total long-term investments	2,303	2,290	13	—	2,565	2,553	13	(1)
Total investments	$2,789	$2,775	$14	$—	$2,773	$2,760	$14	$(1)

Dell's investments in debt securities are classified as available-for-sale securities, which are carried at fair value. Equity and other securities primarily relate to investments accounted for under the cost method and investments held in Dell's Deferred Compensation Plan, which are classified as trading securities and carried at fair value.  The fair value of Dell's portfolio can be affected by interest rate movements, credit risk, and liquidity risks. Dell's investments in debt securities have contractual maturities of three years or less.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 — FINANCIAL SERVICES
Dell Financial Services
Dell offers or arranges various financing options and services for its business and consumer customers in the U.S. and Canada through Dell Financial Services (“DFS”). DFS's key activities include the origination, collection, and servicing of customer receivables primarily related to the purchase of Dell products and services. DFS results are allocated to Dell's segments based on the product or services business unit to which the origination relates.

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

•
Fixed-term sales-type leases and loans — Dell enters into sales-type lease arrangements with customers who desire lease financing. Leases with business customers have fixed terms of generally two to four years. Future maturities of minimum lease payments at May 3, 2013, were as follows: Fiscal 2014 - $946 million; Fiscal 2015 - $845 million; Fiscal 2016 - $410 million; Fiscal 2017 - $74 million; Fiscal 2018 and beyond - $11 million. Dell also offers fixed-term loans to qualified small businesses, large commercial accounts, governmental organizations, educational entities, and certain individual consumer customers. These loans are repaid in equal payments including interest and have defined terms of generally three to four years.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the components of Dell's financing receivables segregated by portfolio segment as of May 3, 2013, and February 1, 2013:

	May 3, 2013			February 1, 2013
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing Receivables, net:
Customer receivables, gross	$1,701	$2,470	$4,171	$1,834	$2,535	$4,369
Allowances for losses	(157)	(22)	(179)	(169)	(23)	(192)
Customer receivables, net	1,544	2,448	3,992	1,665	2,512	4,177
Residual interest	—	382	382	—	385	385
Financing receivables, net	$1,544	$2,830	$4,374	$1,665	$2,897	$4,562
Short-term	$1,544	$1,447	$2,991	$1,665	$1,548	$3,213
Long-term	—	1,383	1,383	—	1,349	1,349
Financing receivables, net	$1,544	$2,830	$4,374	$1,665	$2,897	$4,562

The following table summarizes the changes in the allowance for financing receivable losses for the respective periods:

	Three Months Ended
	May 3, 2013			May 4, 2012
	Revolving	Fixed- term	Total	Revolving	Fixed- term	Total
	(in millions)
Allowance for financing receivable losses:
Balance at beginning of period	$169	$23	$192	$179	$23	$202
Principal charge-offs	(44)	(3)	(47)	(49)	(2)	(51)
Interest charge-offs	(8)	—	(8)	(9)	—	(9)
Recoveries	13	1	14	12	1	13
Provision charged to income statement	27	1	28	36	1	37
Balance at end of period	$157	$22	$179	$169	$23	$192

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the aging of Dell's customer financing receivables, gross, including accrued interest, as of May 3, 2013, and February 1, 2013, segregated by class:

	May 3, 2013				February 1, 2013
	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total
	(in millions)
Revolving — DPA	$1,247	$125	$41	$1,413	$1,322	$163	$54	$1,539
Revolving — DBC	257	26	5	288	264	25	6	295
Fixed-term — Consumer and Small Commercial	304	15	1	320	310	16	1	327
Fixed-term — Medium and Large Commercial	1,937	201	12	2,150	2,015	172	21	2,208
Total customer receivables, gross	$3,745	$367	$59	$4,171	$3,911	$376	$82	$4,369

DFS Acquisitions

In Fiscal 2012, Dell entered into a definitive agreement to acquire CIT Vendor Finance's Dell-related financing assets portfolio and sales and servicing functions in Europe. The acquisition of these assets will enable global expansion of Dell's direct finance model. Subject to customary closing, regulatory, and other conditions, Dell expects to complete this transaction during the second half of Fiscal 2014.

Credit Quality

The following tables summarize customer receivables, gross, including accrued interest by credit quality indicator segregated by class, as of May 3, 2013, and February 1, 2013. The categories shown in the tables below segregate customer receivables based on the relative degrees of credit risk. The credit quality categories cannot be compared between the different classes as loss experience in each class varies substantially. The credit quality indicators for DPA revolving accounts are primarily as of each quarter-end date, and all others are generally updated on a periodic basis.

For DPA revolving receivables shown in the table below, Dell makes credit decisions based on proprietary scorecards, which include the customer's credit history, payment history, credit usage, and other credit agency-related elements. The higher quality category includes prime accounts generally of a higher credit quality that are comparable to U.S. customer FICO scores of 720 or above. The mid-category represents the mid-tier accounts that are comparable to U.S. customer FICO scores from 660 to 719. The lower category is generally sub-prime and represents lower credit quality accounts that are comparable to U.S customer FICO scores below 660.

	May 3, 2013				February 1, 2013
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DPA	$183	$397	$833	$1,413	$201	$435	$903	$1,539

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

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

credit levels, which experience higher loss rates. The grading criteria and classifications are different between the fixed-term and revolving products as the loss performance varies between these product and customer sets. Therefore, the credit levels are not comparable between the consumer and small commercial fixed-term class and the DBC revolving class.

	May 3, 2013				February 1, 2013
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DBC	$94	$84	$110	$288	$99	$88	$108	$295
Fixed-term — Consumer and Small Commercial	$87	$119	$114	$320	$90	$117	$120	$327

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

	May 3, 2013				February 1, 2013
	Investment	Non-Investment	Sub-Standard	Total	Investment	Non-Investment	Sub-Standard	Total
	(in millions)
Fixed-term — Medium and Large Commercial	$1,310	$560	$280	$2,150	$1,355	$582	$271	$2,208

Asset Securitizations and Sales

Dell transfers certain U.S. customer financing receivables to Special Purpose Entities (“SPEs”) that meet the definition of a Variable Interest Entity ("VIE") and are consolidated into Dell's Condensed Consolidated Financial Statements. These SPEs are bankruptcy remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer receivables in the capital markets. These SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Dell's risk of loss related to securitized receivables is limited to the amount by which Dell's right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and other fees and expenses related to the asset-backed securities. Dell provides credit enhancement to the securitization in the form of over-collateralization. Customer receivables funded via securitization through SPEs were $534 million and $536 million during the three months ended May 3, 2013, and May 4, 2012, respectively.

The following table shows financing receivables held by the consolidated VIEs:

	May 3, 2013	February 1, 2013
	(in millions)
Financing receivables held by consolidated VIEs, net:
Short-term, net	$1,184	$1,089
Long-term, net	462	386
Financing receivables held by consolidated VIEs, net	$1,646	$1,475

Dell's securitization programs are generally effective for 6 to 12 months and are subject to a periodic renewal process. These programs contain standard structural features related to the performance of the securitized receivables. The structural features include defined credit losses, delinquencies, average credit scores, and excess collections above or below specified levels. In the event one or more of these criteria are not met and Dell is unable to restructure the program, no further funding of receivables will be permitted and the timing of Dell's expected cash flows from over-collateralization will be delayed. At May 3, 2013, these criteria were met.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Dell sells selected fixed-term financing receivables to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure. For the three months ended May 3, 2013, and May 4, 2012, the amount of the receivables sold was $53 million and $71 million, respectively.

Structured Financing Debt

The structured financing debt related to the fixed-term lease and loan programs and the revolving loan securitization program was $1.5 billion and $1.3 billion as of May 3, 2013, and February 1, 2013, respectively. The debt is collateralized solely by the financing receivables in the programs. The debt has a variable interest rate and an average duration of 12 to 36 months based on the terms of the underlying financing receivables. As of May 3, 2013, the total debt capacity related to the securitization programs was $1.5 billion. Dell's securitization programs are structured to operate near their debt capacity. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the structured financing debt.

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

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — BORROWINGS
The following table summarizes Dell's outstanding debt as of the dates indicated:

	May 3, 2013	February 1, 2013
	(in millions)
Long-Term Debt
Senior Notes
$600 million issued on April 17, 2008, at 4.70% due April 2013 (“2013A Notes”)(a)(b)	$—	$601
$500 million issued on September 7, 2010, at 1.40% due September 2013	500	500
$500 million issued on April 1, 2009, at 5.625% due April 2014 (b)	500	500
$300 million issued on March 28, 2011, with a floating rate due April 2014 (“2014B Notes”)	300	300
$400 million issued on March 28, 2011, at 2.10% due April 2014	400	400
$700 million issued on September 7, 2010, at 2.30% due September 2015 (b)	702	702
$400 million issued on March 28, 2011, at 3.10% due April 2016 (b)	403	402
$500 million issued on April 17, 2008, at 5.65% due April 2018 (b)	503	502
$600 million issued on June 10, 2009, at 5.875% due June 2019(b)	604	604
$400 million issued on March 28, 2011, at 4.625% due April 2021	398	398
$400 million issued on April 17, 2008, at 6.50% due April 2038	400	400
$300 million issued on September 7, 2010, at 5.40% due September 2040	300	300
Senior Debentures
$300 million issued on April 3, 1998, at 7.10% due April 2028 ("Senior Debentures")(a)	378	379
Other
Long-term structured financing debt	999	872
Less: current portion of long-term debt	(2,272)	(1,618)
Total long-term debt	4,115	5,242
Short-Term Debt
Commercial paper	405	1,807
Short-term structured financing debt	454	416
Current portion of long-term debt	2,272	1,618
Other	2	2
Total short-term debt	3,133	3,843
Total debt	$7,248	$9,085
____________________
(a) Includes the impact of interest rate swap terminations.
(b) Includes hedge accounting adjustments.

As of May 3, 2013, the total carrying value and estimated fair value of outstanding senior notes and debentures, including the current portion, was $5.4 billion and $5.3 billion, respectively. This is compared to a carrying value and estimated fair value of $6.0 billion and $5.9 billion, respectively, as of February 1, 2013. The fair value of outstanding senior notes and debentures is determined based on observable market prices in a less active market and is categorized as Level 2 in the fair value hierarchy. The fair values of the structured financing debt, commercial paper, and other short-term debt approximate their carrying values. Interest on the senior notes and debentures is payable semiannually, except for the floating rate 2014B Notes, which accrue interest that is payable quarterly. The carrying value of the Senior Debentures and the 2013A Notes includes an unamortized amount related to the termination of interest rate swap agreements, which were previously designated as hedges of the debt. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps. The weighted average interest rate for the short-term structured financing debt and other as of May 3, 2013, and February 1, 2013, was 1.10% and 1.00%, respectively.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Structured Financing Debt — As of May 3, 2013, Dell had $1.5 billion outstanding in structured financing debt, which was primarily related to the fixed-term lease and loan, and revolving loan securitization programs. Of the $999 million outstanding in long-term structured financing debt, which is primarily related to the fixed-term lease and loan programs, $572 million was classified as current as of May 3, 2013. See Note 4 and Note 6 of the Notes to the Condensed Consolidated Financial Statements for further discussion of the structured financing debt and the interest rate swap agreements that hedge a portion of that debt.

Commercial Paper — As of May 3, 2013, and February 1, 2013, there was $405 million and $1.8 billion, respectively, outstanding under the commercial paper program. The weighted average interest rate on outstanding commercial paper as of May 3, 2013, and February 1, 2013, was 0.49% and 0.38%, respectively. Dell has $2.0 billion in senior unsecured revolving credit facilities primarily to support its commercial paper program. These credit facilities will expire on April 15, 2015. There were no outstanding advances under the revolving credit facilities as of May 3, 2013.

The indentures governing the senior notes and debentures and the structured financing debt shown in the above table contain customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, and certain events of bankruptcy and insolvency. The indentures also contain covenants limiting Dell's ability to create certain liens; enter into sale-and-lease back transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to, another person. The senior unsecured revolving credit facilities require compliance with conditions that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio.  Dell was in compliance with all financial covenants as of May 3, 2013.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative Instruments

As part of its risk management strategy, Dell uses derivative instruments, primarily forward contracts and purchased options, to hedge certain foreign currency exposures and interest rate swaps to manage the exposure of its debt portfolio to interest rate risk. Dell's objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge the exposures, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. Dell assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative and recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in earnings as a component of interest and other, net. Hedge ineffectiveness and amounts not included in the assessment of effectiveness were not material for fair value or cash flow hedges for the three months ended May 3, 2013, and May 4, 2012.
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
During the three months ended May 3, 2013, and May 4, 2012, Dell did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on Dell's results of operations, as substantially all forecasted foreign currency transactions were realized in Dell's actual results.
In addition, Dell uses forward contracts and purchased options to hedge monetary assets and liabilities denominated in a foreign currency. These contracts generally expire in 3 months or less, are considered economic hedges and are not designated. The change in the fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. Dell recognized a loss of $28 million and a gain of $12 million for the change in fair value of these instruments during the three months ended May 3, 2013, and May 4, 2012, respectively.
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

In addition, Dell may use forward-starting interest rate swaps and interest rate lock agreements to lock in fixed interest rates on its forecasted issuances of debt. The objective of these hedges is to offset the variability of future payments associated with the interest rate on debt instruments. As of May 3, 2013, Dell had $350 million in aggregate notional amounts of forward-starting interest rate swaps outstanding. These swaps were de-designated during the three months ended May 3, 2013. Dell did not have any forward-starting interest rate swaps at May 4, 2012.

Periodically, Dell also uses interest rate swaps designated as fair value hedges to modify the market risk exposures in connection with long-term debt to achieve primarily LIBOR-based floating interest expense. As of May 3, 2013, and May 4, 2012, Dell had outstanding interest rate swaps that economically hedge a portion of its interest rate exposure on certain tranches of long-term debt.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Notional Amounts of Outstanding Derivative Instruments

The notional amounts of Dell's outstanding derivative instruments are as follows as of the dates indicated:

	May 3, 2013	February 1, 2013
	(in millions)
Foreign Exchange Contracts
Designated as cash flow hedging instruments	$2,975	$2,847
Non-designated as hedging instruments	1,008	512
Total	$3,983	$3,359

Interest Rate Contracts
Designated as fair value hedging instruments	$700	$800
Designated as cash flow hedging instruments	849	1,320
Non-designated as hedging instruments	500	127
Total	$2,049	$2,247

Derivative Instruments Additional Information
Dell has reviewed the existence and nature of credit-risk-related contingent features in derivative trading agreements with its counterparties. Certain agreements contain clauses under which, if Dell's credit ratings were to fall below investment grade upon a change of control of Dell, counterparties would have the right to terminate those derivative contracts where Dell is in a net liability position. As of May 3, 2013, there had been no such triggering event.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Effect of Derivative Instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
(in millions)
For the three months ended May 3, 2013
		Total net revenue	$28
Foreign exchange contracts	$46	Total cost of net revenue	3
Interest rate contracts	—	Interest and other, net	1	Interest and other, net	$2
Total	$46		$32		$2

For the three months ended May 4, 2012
		Total net revenue	$(3)
Foreign exchange contracts	$(25)	Total cost of net revenue	(11)
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$—
Total	$(25)		$(14)		$—

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments and Amounts Offset in the Condensed Consolidated Statements of Financial Position
Dell presents its foreign exchange derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The fair value of those derivative instruments presented on a gross basis as of each date indicated below was as follows:

	May 3, 2013
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$89	$—	$4	$—	$93
Foreign exchange contracts in a liability position	(48)	—	(3)	—	(51)
Interest rate contracts in an asset position	—	15	—	—	15
Interest rate contracts in a liability position	—	—	—	(1)	(1)
Net asset (liability)	41	15	1	(1)	56
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	126	—	6	—	132
Foreign exchange contracts in a liability position	(83)	—	(10)	—	(93)
Interest rate contracts in a liability position	—	—	—	(7)	(7)
Net asset (liability)	43	—	(4)	(7)	32
Total derivatives at fair value	$84	$15	$(3)	$(8)	$88

	February 1, 2013
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$86	$—	$9	$—	$95
Foreign exchange contracts in a liability position	(40)	—	(3)	—	(43)
Interest rate contracts in an asset position	—	12	—	—	12
Interest rate contracts in a liability position	—	—	—	(6)	(6)
Net asset (liability)	46	12	6	(6)	58
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	118	—	16	—	134
Foreign exchange contracts in a liability position	(108)	—	(32)	—	(140)
Net asset (liability)	10	—	(16)	—	(6)
Total derivatives at fair value	$56	$12	$(10)	$(6)	$52

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the gross amounts of Dell's derivative instruments, amounts offset due to master netting agreements with Dell's various counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position.

	May 3, 2013
Description	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Foreign Exchange Contracts
Financial assets	$225	$(141)	$84	$—	$—	$84
Financial liabilities	(144)	141	(3)	—	—	(3)
Total Foreign Exchange Contracts						81
Interest Rate Contracts
Financial assets	15	—	15	—	—	15
Financial liabilities	(8)	—	(8)	—	—	(8)
Total Interest Rate Contracts						7
Total Derivative Instruments	$88	$—	$88	$—	$—	$88

	February 1, 2013
Description	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Foreign Exchange Contracts
Financial assets	$229	$(173)	$56	$—	$—	$56
Financial liabilities	(183)	173	(10)	—	—	(10)
Total Foreign Exchange Contracts						46
Interest Rate Contracts
Financial assets	12	—	12	—	—	12
Financial liabilities	(6)	—	(6)	—	—	(6)
Total Interest Rate Contracts						6
Total Derivative Instruments	$52	$—	$52	$—	$—	$52

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
During the first quarter of Fiscal 2014, Dell completed the reorganization of its reportable segments from the customer-centric segments it maintained through Fiscal 2013 to the following four product and services reportable segments: End-User Computing, the Enterprise Solutions Group, the Dell Software Group, and Dell Services. See Note 14 of the Notes to the Consolidated Financial Statements for additional information on Dell's reportable segments.
As a direct result of this segment change, in the first quarter of Fiscal 2014, the Company's goodwill reporting units also changed. As a result of this change, goodwill was re-allocated to the new reporting units on a relative fair value basis as of February 1, 2013. Dell did not incur any impairment charges to goodwill as a result of this change in reporting units.
The following table presents goodwill allocated to Dell's current reportable segments as of May 3, 2013, and February 1, 2013, and changes in the carrying amount of goodwill for the three months ended May 3, 2013:

	End User Computing	Enterprise Solutions Group	Dell Software Group	Dell Services	Total
	(in millions)
Balance at February 1, 2013	$1,499	$2,244	$890	$4,671	$9,304
Goodwill acquired during the period	—	—	—	—	—
Adjustments	(3)	(3)	(1)	(8)	(15)
Balance at May 3, 2013	$1,496	$2,241	$889	$4,663	$9,289

Goodwill is tested for impairment on an annual basis during the second fiscal quarter, or sooner if an indicator of impairment occurs. No other events have transpired since the second quarter of Fiscal 2013 that would indicate a potential impairment of goodwill as of May 3, 2013. In addition, Dell did not have any accumulated goodwill impairment charges as of May 3, 2013.
Intangible Assets
Dell's intangible assets associated with completed acquisitions at May 3, 2013, and February 1, 2013, were as follows:

	May 3, 2013			February 1, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$2,180	$(790)	$1,390	$2,184	$(721)	$1,463
Technology	2,502	(932)	1,570	2,513	(827)	1,686
Non-compete agreements	75	(57)	18	75	(54)	21
Trade names	159	(65)	94	159	(59)	100
Amortizable intangible assets	4,916	(1,844)	3,072	4,931	(1,661)	3,270
In-process research and development	78	—	78	78	—	78
Indefinite lived intangible assets	26	—	26	26	—	26
Total intangible assets	$5,020	$(1,844)	$3,176	$5,035	$(1,661)	$3,374
Amortization expense related to finite-lived intangible assets was approximately $196 million and $110 million during the three months ended May 3, 2013, and May 4, 2012, respectively. There were no material impairment charges related to intangible assets for the three months ended May 3, 2013, and May 4, 2012.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Estimated future annual pre-tax amortization expense of finite-lived intangible assets as of May 3, 2013, over the next five fiscal years and thereafter is as follows:

Fiscal Years	(in millions)
2014 (remaining nine months)	$574
2015	680
2016	612
2017	514
2018	370
Thereafter	322
Total	$3,072

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 — WARRANTY AND DEFERRED EXTENDED WARRANTY REVENUE
Dell records liabilities for its standard limited warranties at the time of sale for the estimated costs that may be incurred. The liability for standard warranties is included in accrued and other current liabilities and other non-current liabilities in the Condensed Consolidated Statements of Financial Position. Revenue from the sale of extended warranties is recognized over the term of the contract or when the service is completed, and the costs associated with these contracts are recognized as incurred. Deferred extended warranty revenue is included in deferred revenue in the Condensed Consolidated Statements of Financial Position. Changes in Dell's liabilities for standard limited warranties and deferred revenue related to extended warranties are presented in the following tables for the periods indicated:

	Three Months Ended
	May 3, 2013	May 4, 2012
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$762	$888
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(a)(b)	242	283
Service obligations honored	(244)	(309)
Warranty liability at end of period	$760	$862
Current portion	$490	$558
Non-current portion	270	304
Warranty liability at end of period	$760	$862

	Three Months Ended
	May 3, 2013(c)	May 4, 2012
	(in millions)
Deferred extended warranty revenue:
Deferred extended warranty revenue at beginning of period	$7,048	$7,002
Revenue deferred for new extended warranties(b)	959	1,006
Revenue recognized	(1,025)	(964)
Deferred extended warranty revenue at end of period	$6,982	$7,044
Current portion	$3,337	$3,308
Non-current portion	3,645	3,736
Deferred extended warranty revenue at end of period	$6,982	$7,044
____________________

(a)
Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new standard warranty contracts. Dell's warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

(b)	Includes the impact of foreign currency exchange rate fluctuations.

(c)	Prior period amounts have been reclassified to conform to the current period presentation.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 — SUPPLEMENTAL FINANCIAL INFORMATION

The following table provides information on amounts included in inventories, net and deferred revenue, as of May 3, 2013, and February 1, 2013:

	May 3, 2013	February 1, 2013
	(in millions)
Inventories, net:
Production materials	$614	$593
Work-in-process	311	283
Finished goods	462	506
Total	$1,387	$1,382

	May 3, 2013	February 1, 2013 (a)
	(in millions)
Deferred revenue:
Deferred extended warranty revenue	$6,982	$7,048
Other deferred services revenue	420	497
Total deferred services revenue	7,402	7,545
Deferred revenue - Dell software	650	607
Other deferred revenue	176	192
Total deferred revenue	$8,228	$8,344
Short-term portion	$4,265	$4,373
Long-term portion	3,963	3,971
Total deferred revenue	$8,228	$8,344
____________________
(a) Prior period amounts have been revised to conform to the current period presentation.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is presented in the Condensed Consolidated Statements of Financial Position and is comprised of amounts related to foreign currency translation adjustments, changes in the fair value of Dell's available for sale investments, and amounts related to Dell's cash flow hedges. The following table presents changes in accumulated other comprehensive loss, net of tax, by the following components:

	Foreign Currency Translation Adjustments	Available-for-Sale Investments	Cash Flow Hedges	Accumulated Other Comprehensive Loss
	(in millions)
Balances at February 1, 2013	$(68)	$8	$1	$(59)
Other comprehensive income (loss) before reclassifications	(31)	1	46	16
Amounts reclassified from accumulated other comprehensive loss	—	—	(34)	(34)
Total change for the period	(31)	1	12	(18)
Balances at May 3, 2013	$(99)	$9	$13	$(77)

Amounts related to available-for-sale investments are reclassified to net income when gains and losses are realized. See Notes 2 and 3 to the Condensed Consolidated Financial Statements for more information on Dell's investments. Amounts related to

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Dell's cash flow hedges are reclassified to net income during the same period in which the items being hedged are recognized in earnings. In addition, any hedge ineffectiveness related to cash flow hedges is recognized currently in net income. See Note 6 to the Condensed Consolidated Financial Statements for more information on Dell's derivative instruments. The following table presents reclassifications out of accumulated other comprehensive loss, net of tax, which consists entirely of gains related to cash flow hedges, to net income for the three months ended May 3, 2013:

Total Reclassifications, net of tax
(in millions)
Net revenue	$28
Cost of net revenue	3
Interest and other, net	3
Total	$34

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

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

As of May 3, 2013, Dell does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, Dell's business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on Dell's business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

Indemnifications — In the ordinary course of business, Dell enters into contractual arrangements under which Dell may agree to indemnify the third party to such arrangements from any losses incurred relating to the services it performs on behalf of Dell or for losses arising from certain events as defined in the particular contract, such as litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments related to these indemnifications have been immaterial.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 — INCOME AND OTHER TAXES

Dell's effective income tax rate was 17.6% and 19.8% for the three months ended May 3, 2013, and May 4, 2012, respectively. The decrease in Dell's effective income tax rate for the three months ended May 3, 2013, was primarily attributable to the increase in permanent differences as a relative percentage of pre-tax income. In addition, pre-tax income for the three months ended May 3, 2013 includes the Merger-Related Costs, which were primarily incurred in higher tax jurisdictions.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 35% principally result from Dell's geographical distribution of taxable income and differences between the book and tax treatment of certain items. In certain jurisdictions, Dell's tax rate is significantly less than the applicable statutory rate as a result of tax holidays. Dell's significant tax holidays expire in whole or in part during fiscal years 2016 through 2022. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The income tax rate for future quarters of Fiscal 2014 will be impacted by the actual mix of jurisdictions in which income is generated.

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

Dell's U.S. federal income tax returns for fiscal years 2007 through 2009 are currently under examination by the Internal Revenue Service (“IRS”). The IRS recently issued a revised Revenue Agent's Report for fiscal years 2004 through 2006 proposing certain assessments primarily related to transfer pricing matters. Dell disagrees with certain of the proposed assessments and has contested them through the IRS administrative appeals procedures. Should Dell experience an unfavorable outcome in the IRS matter, such an outcome could have a material impact on its results of operations, financial position, and cash flows.

Judgment is required in evaluating Dell's uncertain tax positions and determining Dell's provision for income taxes. Dell's net unrecognized tax benefits, included in other non-current liabilities in the Condensed Consolidated Statements of Financial Position, were $2.9 billion as of both May 3, 2013, and February 1, 2013. If recognized, these tax benefits would favorably impact Dell's effective tax rate. Although the timing of income tax audit resolutions and negotiations with taxing authorities is highly uncertain, Dell does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

Dell takes certain non-income tax positions in the jurisdictions in which it operates and has received certain non-income tax assessments from various jurisdictions. Dell believes that a material loss in these matters is not probable and it is not reasonably possible that a material loss exceeding amounts already accrued has been incurred.  Dell believes its positions in these non-income tax litigation matters are supportable and that it will ultimately prevail. In the normal course of business, Dell's positions and conclusions related to its non-income taxes could be challenged and assessments may be made. To the extent new information is obtained and Dell's views on its positions, probable outcomes of assessments, or litigation change, changes in estimates to Dell's accrued liabilities would be recorded in the period in which such a determination is made.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 — EARNINGS PER SHARE
Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Accordingly, certain stock-based incentive awards have been excluded from the calculation of diluted earnings per share, totaling 83 million and 106 million common shares for the three months ended May 3, 2013, and May 4, 2012, respectively.
The following table sets forth the computation of basic and diluted earnings per share for the three months ended May 3, 2013, and May 4, 2012:

	Three Months Ended
	May 3, 2013	May 4, 2012
	(in millions, except per share amounts)
Numerator:
Net income	$130	$635
Denominator:
Weighted-average shares outstanding:
Basic	1,748	1,759
Effect of dilutive options, restricted stock units, restricted stock, and other	13	15
Diluted	1,761	1,774
Earnings per share:
Basic	$0.07	$0.36
Diluted	$0.07	$0.36

NOTE 14 — SEGMENT INFORMATION
During the first quarter of Fiscal 2014, Dell completed the reorganization of its reportable segments from the customer-centric segments it maintained through Fiscal 2013 to reportable segments based on the following product and services business units:

•	End-User Computing ("EUC")

•	Enterprise Solutions Group ("ESG")

•	Dell Software Group
•Dell Services

EUC includes notebooks, desktop PCs, thin client products, tablets, third-party software, and EUC-related peripherals. ESG includes servers, networking, storage, and ESG-related peripherals. The Dell Software Group includes systems management, security, and information management software offerings, and Dell Services includes a broad range of IT and business services, including support and deployment services, infrastructure, cloud, and security services, and applications and business process services.
Dell has recast prior period amounts to provide visibility and comparability. The change in Dell's segments did not impact Dell's previously reported consolidated net revenue, gross margin, operating income, net income, or earnings per share.
The reportable segments disclosed herein are based on information reviewed by Dell's management to evaluate the segment results. Dell's measure of segment operating income for management reporting purposes excludes amortization of intangible assets, severance and facility action costs and acquisition-related charges, unallocated corporate expenses, and the Merger-Related Costs. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for more information on the proposed merger. Dell does not allocate assets to the above reportable segments for internal reporting purposes.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present net revenue and operating income by Dell's reportable segments for the respective periods:

	Three Months Ended
	May 3, 2013
	End User Computing	Enterprise Solutions Group	Dell Software Group	Dell Services	Total Segments
	(in millions)
Net Revenue:
External revenue	$8,714	$2,959	$295	$2,106	$14,074
Internal revenue (a)	206	134	—	3	343
Total segment revenue	$8,920	$3,093	$295	$2,109	$14,417
Segment operating income	$224	$136	$(85)	$370	$645

	May 4, 2012
	End User Computing	Enterprise Solutions Group	Dell Software Group	Dell Services	Total Segments
	(in millions)
Net Revenue:
External revenue	$9,632	$2,681	$38	$2,071	$14,422
Internal revenue (a)	200	135	—	2	337
Total segment revenue	$9,832	$2,816	$38	$2,073	$14,759
Segment operating income	$639	$79	$(6)	$338	$1,050
____________________

(a)
Internal revenues primarily consist of origination fees related to the sale of extended warranty services within EUC and ESG. The pricing for these transactions is based on the value related to extended warranty services created by each of the segments.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present a reconciliation of total segment revenue and operating income to consolidated net revenue and operating income, respectively, for the periods presented below:

	Three Months Ended
	May 3, 2013	May 4, 2012
	(in millions)
Consolidated Net Revenue:
Total segment revenue	$14,417	$14,759
Less internal revenue	(343)	(337)
Total consolidated net revenue	$14,074	$14,422

Consolidated Operating Income:
Segment operating income	$645	$1,050
Unallocated corporate expenses (a)	(55)	(40)
Amortization of intangible assets	(196)	(110)
Severance and facility actions and acquisition-related costs (b)	(80)	(76)
Other (c)	(88)	—
Total consolidated operating income	$226	$824
____________________

(a)	Unallocated corporate expenses include broad based long-term incentives, certain short-term incentive compensation expenses, and other corporate items that are not allocated to Dell's segments.

(b)	Acquisition-related costs consist primarily of retention payments, integration costs, and consulting fees.

(c)
Other includes expenses associated with Dell's proposed merger. These expenses consist of professional fees incurred by Dell as well as the reimbursement of transaction-related expenses incurred by certain participants approved by a Special Committee of the Board of Directors. Expenses associated with Dell's proposed merger also include special performance-based retention cash awards granted to certain key employees in the first quarter of Fiscal 2014 that will be payable in March 2014. These awards are expensed ratably over the performance period.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents net revenue by product and services categories:

	Three Months Ended
	May 3, 2013	May 4, 2012
	(in millions)
Net Revenue:
End User Computing:
Desktops and thin client	$3,273	$3,335
Mobility	3,618	4,328
Third-party software and peripherals	2,029	2,169
Total EUC revenue	8,920	9,832

Enterprise Solutions Group:
Servers, peripherals, and networking	2,669	2,343
Storage	424	473
Total ESG revenue	3,093	2,816

Dell Software Group(a):
Total Dell Software Group revenue	295	38

Dell Services:
Support and deployment	1,202	1,176
Infrastructure, cloud, and security	612	550
Applications and business process	295	347
Total Dell Services revenue	2,109	2,073

Total segment revenue	14,417	14,759
Less internal revenue	(343)	(337)
Total consolidated net revenue	$14,074	$14,422
____________________

(a)	Includes the results of Dell's Fiscal 2013 software acquisitions from their respective acquisition dates.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All percentage amounts and ratios presented in this management's discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal periods. Our fiscal year is the 52 or 53 week period ending on the Friday nearest January 31. The fiscal year ending January 31, 2014 ("Fiscal 2014") will be a 52 week period. Unless the context indicates otherwise, references in this management’s discussion and analysis to “we,” “us,” “our” and “Dell” mean Dell Inc. and our consolidated subsidiaries. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2013, and the Consolidated Financial Statements and related notes included in that report.

INTRODUCTION
We are a leading global information technology company that offers our customers a broad range of products and services. We built our reputation through listening to customers and developing solutions that meet their needs. We believe that aligning our corporate structure with our product and services business units will allow us to better serve and demonstrate our scalable end-to-end solutions capabilities to our customers and execute our strategy. Accordingly, during the first quarter of Fiscal 2014, we completed the reorganization of our reportable segments from the customer-centric segments we maintained through Fiscal 2013 to reportable segments based on the following product and services business units: End-User Computing (“EUC”), the Enterprise Solutions Group (“ESG”), the Dell Software Group, and Dell Services. We began managing and reporting in this new structure in the first quarter of Fiscal 2014. See below for more information on our current reportable segments:

•	End-User Computing ("EUC") — EUC includes desktop PCs, thin client products, notebooks, tablets, third-party software, and EUC-related peripherals.

•	Enterprise Solutions Group ("ESG") — ESG includes servers, networking, storage, and ESG-related peripherals.

•	Dell Software Group — The Dell Software Group includes systems management, security, and information management software offerings.

•
Dell Services — Dell Services includes a broad range of IT and business services, including support and deployment services, infrastructure, cloud, and security services, and applications and business process services.

For further discussion regarding our segments, see "Results of Operations - Segment Discussion" in this Management's Discussion and Analysis and Note 14 of the Notes to the Condensed Consolidated Financial Statements included in “Part I - Item 1 - Financial Statements.”
A few years ago, we initiated a broad transformation of the company to become a leading provider of scalable end-to-end technology solutions, and we remain focused on this strategy. A key component of this transformation is to continue shifting our portfolio to products and services that provide higher-value and recurring revenue streams over time. As part of this strategy, we are expanding our ESG, software, and services offerings. We believe the most attractive areas for profitable growth in this business include data center and information management, cloud computing, and software. Our EUC offerings also continue to be an important element of our strategic transformation, and we believe the strategic and profitable expansion of our EUC offerings is critical to our long-term success.
To complement this strategy, since the beginning of Fiscal 2012, we have completed a significant number of acquisitions that bring many new capabilities to Dell in areas such as scalable storage solutions, application migration, and software. We completed several of these acquisitions in Fiscal 2013, including our acquisitions of SonicWALL Inc. ("SonicWALL"), Wyse Technology, Inc., and Quest Software Inc ("Quest Software"). The comparability of our results of operations for the first quarter of Fiscal 2014 compared to the first quarter of Fiscal 2013 is affected by these acquisitions, although the impact is not material.
On February 5, 2013, we announced that we had signed a definitive agreement and plan of merger to be acquired by Denali Holding Inc., a Delaware corporation owned by Michael S. Dell, Chairman, Chief Executive Officer and founder of Dell, and investment funds affiliated with Silver Lake Partners, a global private equity firm. For more information on this proposed transaction, see Note 1 of the Notes to the Condensed Consolidated Financial Statements included in “Part I - Item 1 - Financial Statements.”

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

RESULTS OF OPERATIONS
Consolidated Operations
The following table summarizes our consolidated results of operations for the three months ended May 3, 2013, and May 4, 2012:

	Three Months Ended
	May 3, 2013			May 4, 2012
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except per share amounts and percentages)
Net revenue:
Product	$10,902	77.5%	(5)%	$11,423	79.2%
Services, including software related	3,172	22.5%	6%	2,999	20.8%
Total net revenue	$14,074	100.0%	(2)%	$14,422	100.0%
Gross margin:
Product	$1,658	15.2%	(21)%	$2,093	18.3%
Services, including software related	1,089	34.3%	12%	974	32.5%
Total gross margin	$2,747	19.5%	(10)%	$3,067	21.3%
Operating expenses	$2,521	17.9%	12%	$2,243	15.6%
Operating income	$226	1.6%	(73)%	$824	5.7%
Net income	$130	0.9%	(79)%	$635	4.4%
Earnings per share - diluted	$0.07	N/A	(81)%	$0.36	N/A

Other Financial Information(a)
Non-GAAP gross margin	$2,899	20.6%	(8)%	$3,167	22.0%
Non-GAAP operating expenses	$2,309	16.4%	7%	$2,157	15.0%
Non-GAAP operating income	$590	4.2%	(42)%	$1,010	7.0%
Non-GAAP net income	$372	2.6%	(51)%	$761	5.3%
Non-GAAP earnings per share - diluted	$0.21	N/A	(51)%	$0.43	N/A
____________________

(a)
Non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, and non-GAAP earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” below for more information and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Overview

During the first quarter of Fiscal 2014, our total net revenue decreased 2%, driven by a decline in revenue from End-User Computing, which was partially offset by an increase in revenue from our Enterprise Solutions Group and the Dell Software Group. Results attributable to our Dell Software Group include our Fiscal 2013 software acquisitions, which primarily consist of Quest Software and SonicWALL. Our EUC business continues to be impacted by an overall decline in the industry, a competitive pricing environment, and competition from alternative mobile solutions.

During the first quarter of Fiscal 2014, net revenue from our EUC segment decreased 9%, driven by a decline in mobility revenue, as we continued to experience a weakened demand environment in this business. Results attributable to our other segments were more favorable, led by a 10% increase in revenue from ESG. This increase was driven by strong revenue growth from our data center servers during the first quarter of Fiscal 2014. Approximately 2% of total segment revenue for the first quarter of Fiscal 2014 was attributable to our Fiscal 2013 software acquisitions. Revenue from Dell Services increased 2% during the first quarter of Fiscal 2014 due to an increase in revenue from infrastructure, cloud, and security services.

During the first quarter of Fiscal 2014, our consolidated operating income as a percentage of net revenue decreased 410 basis points to 1.6%. EUC operating income as a percentage of net revenue decreased 400 basis points to 2.5% during the first quarter of Fiscal 2014, as we continued to face a competitive environment and adjusted our pricing strategy to invest in growth in advance of planned reductions in our cost structure. As we continued to invest in our software capabilities with additional sales capacity and spending for research, development, and engineering activities, the Dell Software Group generated an operating loss percentage of 28.7% for the first three months of Fiscal 2014. These declines were partially offset by improved operating income percentages from our ESG and Dell Services segments. Operating income as a percentage of revenue for ESG and Dell Services increased 160 basis points and 130 basis points to 4.4% and 17.6%, respectively. In aggregate, operating income from ESG, the Dell Software Group, and Dell Services represented approximately 65% of total segment operating income for the first quarter of Fiscal 2014, compared to 39% for the first quarter of Fiscal 2013.

As of May 3, 2013, we had $13.2 billion of total cash, cash equivalents, and investments and $7.2 billion in total debt. In comparison, as of February 1, 2013, we had $15.3 billion of total cash, cash equivalents, and investments and $9.1 billion in total debt. Cash used in operating activities were $39 million and $138 million for the first three months of Fiscal 2014 and Fiscal 2013, respectively. During the first three months of Fiscal 2014, we continued to maintain an efficient cash conversion cycle as well as strong cash and investment positions. We believe that we can generate cash flow from operations in excess of net income over the long term.

We continue to expect relatively weak demand in our EUC business and market competitiveness. However, we believe the EUC business is an important component of our overall strategy. We recognize that our transformation to a leading provider of scalable end-to-end technology solutions will take more time and investment, and we are making investments and continuing to execute various cost savings initiatives that we believe will benefit our long-term profitability and cash flow. In the long-run, we believe that we will profitably grow revenue and operating income through the expansion of our enterprise solutions, services, and software businesses and the strategic extension of our EUC offerings.
Revenue

•
Product Revenue — Product revenue decreased 5% during the first three months of Fiscal 2014, driven by a decline in revenue attributable to our EUC segment, which was partially offset by an increase in revenue from our ESG segment.

•
Services Revenue, including software related — Services revenue, including software related, includes revenue from Dell Services, third-party software revenue, and support services related to Dell-owned software offerings. These services increased 6% during the first three months of Fiscal 2014, driven by support services from Dell-owned software offerings, due to our Fiscal 2013 software acquisitions. Software related services, including third-party offerings, represented 34% and 31% of services revenue for the first three months of Fiscal 2014 and Fiscal 2013, respectively. Services revenue, excluding software related, increased 2% during the first quarter of Fiscal 2014.

See "Segment Discussion" below for further information regarding product revenue and revenue from the Dell Software Group and Dell Services.

During the first three months of Fiscal 2014, revenue from outside the U.S. decreased 6%, while revenue from the U.S. increased 2%. Revenue from outside the U.S. represented 50% of total net revenue for the first three months of Fiscal 2014, compared to 52% for the first three months of Fiscal 2013. Revenue from most emerging countries declined during the first three months of Fiscal 2014. We continue to view these geographical markets, which include the vast majority of the world's population, as a long-term growth opportunity. Accordingly, we continue to pursue development of technology solutions that meet the needs of these markets.

We manage our business on a U.S. dollar basis and factor foreign currency exchange rate movements into our pricing decisions. In addition, we utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time.  As a result of our hedging programs, the impact of foreign currency movements was not material to our total net revenue for the first three months of Fiscal 2014.
Gross Margin

•
Products — During the first three months of Fiscal 2014, product gross margins decreased in dollars and in gross margin percentage. Product gross margin percentage decreased from 18.3% to 15.2% for the first quarter of Fiscal 2014. The decline in product gross margins was primarily attributable to our EUC segment, where we continued to face a competitive environment and adjusted our pricing strategy to invest in growth in advance of planned reductions in our cost structure.

•
Services, including software related — During the first three months of Fiscal 2014, our gross margin for services, including software related, increased in absolute dollars and in gross margin percentage. Our gross margin percentage for services, including software related, increased from 32.5% to 34.3% for the first quarter of Fiscal 2014. This increase was driven by higher gross margin percentages from services attributable to the Dell Software Group.

During the first quarter of Fiscal 2014, our total gross margin decreased 10% to $2.7 billion on a GAAP basis and 8% to $2.9 billion on a non-GAAP basis. Gross margin on a GAAP basis for the first three months of Fiscal 2014 and Fiscal 2013 includes the effects of amortization of intangible assets and of severance and facility action costs and acquisition-related charges. As set forth in the reconciliation under "Non-GAAP Financial Measures" below, these items are excluded from the calculation of non-GAAP gross margin for the first three months of Fiscal 2014 and Fiscal 2013. Amortization of intangible assets included in GAAP gross margin increased 58% to $140 million during the first quarter of Fiscal 2014. This increase was primarily attributable to an increase in purchased intangible assets over the period.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally not long-term in nature, but instead are typically negotiated at the beginning of each quarter. Because of the fluid nature of these ongoing negotiations, which reflect changes in the competitive environment, the timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the first three months of Fiscal 2014 and Fiscal 2013 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant programmatic changes to vendor pricing or rebate programs that may impact our results in the near term.

In addition, we have pursued legal action against certain vendors and are currently involved in negotiations with other vendors regarding their past pricing practices. We have negotiated settlements with some of these vendors and may have additional settlements in future quarters. These settlements are allocated to our segments based on the relative amount of affected vendor products used by each segment. Our gross margins for the first quarters of Fiscal 2014 and Fiscal 2013 were not affected by negotiated vendor settlements.

Operating Expenses
The following table presents information regarding our operating expenses for the three months ended May 3, 2013, and May 4, 2012:

	Three Months Ended
	May 3, 2013			May 4, 2012
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$2,208	15.7%	10%	$2,009	13.9%
Research, development, and engineering	313	2.2%	34%	234	1.7%
Total operating expenses	$2,521	17.9%	12%	$2,243	15.6%

Other Financial Information
Non-GAAP operating expenses (a)	$2,309	16.4%	7%	$2,157	15.0%

(a) For a reconciliation of non-GAAP operating expenses to operating expenses prepared in accordance with GAAP, see “Non-GAAP Financial Measures” below.

•
Selling, General, and Administrative — During the first three months of Fiscal 2014, selling, general, and administrative ("SG&A") expenses increased 10%, driven by costs associated with our proposed merger and an increase in compensation-related expenses during the period. Compensation-related expenses, excluding severance and special performance-based retention cash awards granted in the first quarter of Fiscal 2014, increased 7% during the first three months of Fiscal 2014, due to our Fiscal 2013 acquisitions.

•
Research, Development, and Engineering — During the first three months of Fiscal 2014, research, development, and engineering expenses were 2.2% of net revenue compared to 1.7% for the same period in the prior year. This increase was driven by investments in our software capabilities.

Total operating expenses for the first quarter of Fiscal 2014 increased 12% to $2.5 billion on a GAAP basis and 7% to $2.3 billion on a non-GAAP basis. Operating expenses on a GAAP basis for the first three months of Fiscal 2014 and Fiscal 2013 include the effects of amortization of intangible assets and of severance and facility action costs and acquisition-related charges. In addition, operating expenses on a GAAP basis for the first three months of Fiscal 2014 include expenses associated with the proposed merger, which include transaction costs as well as special performance-based retention cash awards granted to certain key employees in the first quarter of Fiscal 2014 (the "Merger-Related Costs"). As set forth in the reconciliation under “Non-GAAP Financial Measures” below, all of these costs are excluded from the calculation of non-GAAP operating expenses for the first three months of Fiscal 2014 and Fiscal 2013. In aggregate, these charges increased $126 million to $212 million during the first quarter of Fiscal 2014. This increase was primarily attributable to the Merger-Related Costs, which impacted operating expenses by $86 million during the first three months of Fiscal 2014.
Operating and Net Income

•
Operating Income — During the first quarter of Fiscal 2014, operating income dollars and percentage declined 73% and 410 basis points, respectively, on a GAAP basis, and 42% and 280 basis points, respectively, on a non-GAAP basis. The decrease in non-GAAP operating income percentage was driven by declines in product gross margin percentage, primarily attributable to EUC, the effects of which were partially offset by improved gross margin percentages for services, including software related. In addition, operating expenses as a percentage of revenue increased during the first quarter of Fiscal 2014. Operating income on a GAAP basis for the first quarter of Fiscal 2014 includes increases in amortization of intangibles as well as the Merger-Related Costs.

•
Net Income — During the first quarter of Fiscal 2014, net income decreased 79% to $130 million on a GAAP basis and 51% to $372 million on a non-GAAP basis. Net income on a GAAP and non-GAAP basis was impacted by a decrease in operating income.

Non-GAAP Financial Measures
We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and in relationship to the operating results of our segments, as management does not believe that the excluded items are reflective of our underlying operating performance. We also believe that excluding certain items from our GAAP results allows management to better project our future consolidated financial performance because forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures will provide investors with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance, and enabling them to make more meaningful period to period comparisons.
The non-GAAP financial measures presented in this report include non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, and non-GAAP earnings per share. These non-GAAP financial measures, as defined by us, represent the comparable GAAP measures adjusted to exclude severance and facility action costs and acquisition-related charges, amortization of purchased intangible assets related to acquisitions, and the Merger-Related Costs. Non-GAAP net income and non-GAAP earnings per share also includes the aggregate adjustment for income taxes related to the exclusion of the above items. For more information on each of these items and our reasons for excluding them, see the discussion below. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items. Accordingly, the exclusion of these items and other similar items in our non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent, or unusual.
There are limitations to the use of the non-GAAP financial measures presented in this report. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. In addition, items such as amortization of purchased intangible assets represent the loss in value of intangible assets over time. The expense associated with this loss in value is not included in the non-GAAP financial measures and such measures, therefore, do not reflect the full economic effect of such loss. Further, items such as severance and facility actions, acquisition-related costs, and other charges that are excluded from the non-GAAP financial measures can have a material impact on earnings. Our management compensates for the foregoing limitations by relying primarily on GAAP results and using non-GAAP financial measures supplementally or for projections when comparable GAAP financial measures are not available. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for gross margin, operating expenses, operating income, net income, and earnings per share prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis. See below for reconciliations of each non-GAAP financial measure to its most directly comparable GAAP financial measure. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented.
The following is a summary of the costs and other items excluded from the most comparable GAAP financial measures to calculate non-GAAP financial measures:

•
Severance and Facility Actions and Acquisition-related Costs - Severance and facility action costs are primarily related to facilities charges, including accelerated depreciation and severance and benefits for employees terminated pursuant to cost synergies related to strategic acquisitions and actions taken as part of a comprehensive review of costs. Acquisition-related charges are expensed as incurred and consist primarily of retention payments, integration costs, and other costs. Retention payments include stock-based compensation and cash incentives awarded to employees, which are recognized over the vesting period. Integration costs primarily include IT costs related to the integration of IT systems and processes, costs related to the integration of employees, consulting expenses, and, for acquisitions made prior to Fiscal 2013, costs related to full-time employees who were working on the integration. Severance and facility actions and acquisition-related charges are inconsistent in amount and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Amortization of Intangible Assets - Amortization of purchased intangible assets consists primarily of amortization of customer relationships, acquired technology, non-compete covenants, and trade names purchased in connection with business acquisitions. We incur charges related to the amortization of these intangibles, and those charges are included in our Condensed Consolidated Financial Statements. Amortization charges for purchased intangible assets are significantly impacted by the timing and magnitude of our acquisitions. Accordingly, these charges may vary in amount from period to period. We exclude these charges for purposes of calculating the non-GAAP financial measures presented below to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Other Items - We also adjust our GAAP financial results for the Merger-Related Costs, which consist of transaction expenses associated with the proposed merger as well as expenses associated with special performance-based retention cash awards granted to certain key employees in the first quarter of Fiscal 2014. Transaction expenses include professional fees incurred by us in connection with the proposed merger as well as the reimbursement of transaction-related expenses incurred by certain participants approved by a Special Committee of the Board of Directors. We are excluding these expenses for the purpose of calculating the non-GAAP financial measures presented below because we believe these items are outside our ordinary course of business and do not contribute to a meaningful evaluation of our current operating performance or comparisons to our past operating performance.

•
Aggregate Adjustment for Income Taxes - The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments mentioned above. The tax effects are determined based on the tax jurisdictions where the above items were incurred.

The table below presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for each of the three months ended May 3, 2013, and May 4, 2012:

	Three Months Ended
	May 3, 2013	% Change	May 4, 2012
	(in millions, except per share amounts and percentages)
GAAP gross margin	$2,747	(10)%	$3,067
Non-GAAP adjustments:
Amortization of intangibles	140		88
Severance and facility actions and acquisition-related costs	10		12
Other	2		—
Non-GAAP gross margin	$2,899	(8)%	$3,167

GAAP operating expenses	$2,521	12%	$2,243
Non-GAAP adjustments:
Amortization of intangibles	(56)		(22)
Severance and facility actions and acquisition-related costs	(70)		(64)
Other	(86)		—
Non-GAAP operating expenses	$2,309	7%	$2,157

GAAP operating income	$226	(73)%	$824
Non-GAAP adjustments:
Amortization of intangibles	196		110
Severance and facility actions and acquisition-related costs	80		76
Other	88		—
Non-GAAP operating income	$590	(42)%	$1,010

GAAP net income	$130	(79)%	$635
Non-GAAP adjustments:
Amortization of intangibles	196		110
Severance and facility actions and acquisition-related costs	80		76
Other	88		—
Aggregate adjustment for income taxes	(122)		(60)
Non-GAAP net income	$372	(51)%	$761

GAAP earnings per share - diluted	$0.07	(81)%	$0.36
Non-GAAP adjustments per share - diluted	0.14		0.07
Non-GAAP earnings per share - diluted	$0.21	(51)%	$0.43

	Three Months Ended
	May 3, 2013	May 4, 2012
Percentage of Total Net Revenue
GAAP gross margin	19.5%	21.3%
Non-GAAP adjustments	1.1%	0.7%
Non-GAAP gross margin	20.6%	22.0%

GAAP operating expenses	17.9%	15.6%
Non-GAAP adjustments	(1.5)%	(0.6)%
Non-GAAP operating expenses	16.4%	15.0%

GAAP operating income	1.6%	5.7%
Non-GAAP adjustments	2.6%	1.3%
Non-GAAP operating income	4.2%	7.0%

GAAP net income	0.9%	4.4%
Non-GAAP adjustments	1.7%	0.9%
Non-GAAP net income	2.6%	5.3%
Segment Discussion
During the first quarter of Fiscal 2014, we completed the reorganization of our reportable segments from the customer-centric segments we maintained through Fiscal 2013 to reportable segments based on the following four product and services business units:

•	End-User Computing (“EUC”)

•	Enterprise Solutions Group (“ESG”)

•	Dell Software Group

•	Dell Services

We began managing and reporting in this new structure in the first quarter of Fiscal 2014. Our EUC segment includes desktop PCs, thin client products, notebooks, tablets, third-party software, and EUC-related peripherals, while our ESG segment includes servers, networking, storage, and ESG-related peripherals. The Dell Software Group includes systems management, security, and information management software offerings. Dell Services includes a broad range of IT and business services, including support and deployment services, infrastructure, cloud, and security services, and applications and business process services.

Our measure of segment operating income for management reporting purposes excludes amortization of intangible assets, severance and facility action costs and acquisition-related charges, unallocated corporate expenses, and the Merger-Related Costs. In aggregate, these costs were $419 million and $226 million for the first three months of Fiscal 2014 and Fiscal 2013, respectively. This increase was driven by the Merger-Related Costs as well as an increase in amortization of intangible assets during the first quarter of Fiscal 2014. In addition, segment results include internal revenue transactions, which primarily consist of origination fees related to the sale of extended warranty services within EUC and ESG.

See Note 14 of the Notes to the Condensed Consolidated Financial Statements included in “Part I — Item 1— Financial Statements” for additional information and a reconciliation of segment revenue and operating income to consolidated revenue and operating income.

End-User Computing:
The following table presents revenue and operating income attributable to our EUC segment for the three months ended May 3, 2013, and May 4, 2012:

	Three Months Ended
	May 3, 2013	% Change	May 4, 2012
	(in millions, except percentages)
Net Revenue:
Desktops and thin client	$3,273	(2)%	$3,335
Mobility	3,618	(16)%	4,328
Third-party software and peripherals	2,029	(6)%	2,169
Total EUC revenue	$8,920	(9)%	$9,832

Operating Income:
EUC operating income	$224	(65)%	$639
% of segment revenue	2.5%		6.5%
During the first quarter of Fiscal 2014, EUC experienced a 9% decrease in net revenue, driven by a 16% decline in revenue from our mobility products. This decrease was attributable to a 20% decline in unit sales resulting from the weakened demand environment. This decrease was partially offset by a 5% increase in average selling prices during the period, as we experienced a mix shift towards our higher-value mobility offerings. Mobility revenue continues to be impacted by an overall decline in the industry, a competitive pricing environment, and competition from alternative mobile solutions. Revenue from desktop PCs and thin client products decreased 2% during the first quarter of Fiscal 2014. This decline was driven by a 4% decrease in unit sales and a 1% decline in average selling prices for desktops during the period. During the first quarter of Fiscal 2014, revenue from third-party software and peripherals decreased 6%, as we experienced a decrease in unit sales of our EUC offerings, which limited the sales volume of third-party software and peripherals. At a regional level, EUC revenue declined across all regions during the first quarter of Fiscal 2014, led by a decline in revenue from Asia Pacific and Japan ("APJ").

During the first quarter of Fiscal 2014, EUC's operating income as a percentage of revenue decreased 400 basis points to 2.5%. This decrease was primarily attributable to declines in gross margin percentages for our products, as we continued to face a competitive environment and adjusted our pricing strategy to invest in growth in advance of planned reductions in our cost structure.

Enterprise Solutions Group:
The following table presents revenue and operating income attributable to our ESG segment for the three months ended May 3, 2013, and May 4, 2012:

	Three Months Ended
	May 3, 2013	% Change	May 4, 2012
	(in millions, except percentages)
Net Revenue:
Servers, peripherals, and networking	$2,669	14%	$2,343
Storage	424	(10)%	473
Total ESG revenue	$3,093	10%	$2,816

Operating Income:
ESG operating income	$136	71%	$79
% of segment revenue	4.4%		2.8%
During the first quarter of Fiscal 2014, ESG experienced a 10% increase in net revenue, driven by a 14% increase in revenue from servers, peripherals, and networking. In particular, we experienced strong revenue growth from our data center solutions offerings during the first quarter of Fiscal 2014. During the first quarter of Fiscal 2014, average selling prices for our servers increased 16%, due to a mix shift towards our new-generation servers, while demand for our servers was essentially unchanged. This increase was partially offset by a 10% decline in storage revenue during the first quarter of Fiscal 2014, as we continued to optimize our storage solutions and improve our sales structure. At a regional level, ESG revenue increased across all regions during the first quarter of Fiscal 2014, led by an increase in revenue from the U.S.

During the first quarter of Fiscal 2014, ESG's operating income as a percentage of revenue increased 160 basis points to 4.4%. This increase was primarily attributable to a decrease in operating expenses as a percentage of revenue that resulted from a decline in SG&A expenses. This improvement in operating expenses as a percentage of revenue was partially offset by reduced gross margin percentages for our products.

Dell Software Group:
The following table presents revenue and operating income attributable to the Dell Software Group for the three months ended May 3, 2013, and May 4, 2012, which include the results of Dell's Fiscal 2013 software acquisitions from their respective acquisition dates:

	Three Months Ended
	May 3, 2013	% Change	May 4, 2012
	(in millions, except percentages)
Net Revenue:
Dell Software Group revenue	$295	NM	$38

Operating Income:
Dell Software Group operating loss	$(85)	NM	$(6)
% of segment revenue	(28.7)%		(16.0)%

During Fiscal 2013, we completed several software acquisitions, including our acquisitions of Quest Software and SonicWALL. Substantially all of the results attributable to the Dell Software Group for the first three months of Fiscal 2014 are related to these acquisitions. The Dell Software Group includes systems management, security, and information management software offerings. During the first quarter of Fiscal 2014, the Dell Software Group delivered $295 million in revenue and incurred an operating loss of $85 million, which represents an operating loss percentage of 28.7%, as we continued to make investments in additional sales capacity and research, development, and engineering activities. Revenue attributable to the Dell Software Group is primarily derived from sales in the U.S. and Western Europe. We are continuing to enhance our software capabilities, as we believe that software will continue to play an increasingly important role in our strategy to become a leading provider of scalable end-to-end technology solutions.

Dell Services:
The following table presents revenue and operating income attributable to Dell Services for the three months ended May 3, 2013, and May 4, 2012:

	Three Months Ended
	May 3, 2013	% Change	May 4, 2012
	(in millions, except percentages)
Net Revenue:
Support and Deployment	$1,202	2%	$1,176
Infrastructure, cloud, and security services	612	11%	550
Applications and business process services	295	(15)%	347
Total Dell Services revenue	$2,109	2%	$2,073

Operating Income:
Dell Services operating income	$370	10%	$338
% of segment revenue	17.6%		16.3%

During the first quarter of Fiscal 2014, Dell Services experienced a 2% increase in net revenue, driven by an 11% increase in revenue from our infrastructure, cloud, and security offerings due to an increase in contract signings in recent periods. In addition, revenue from support and deployment services, which consist of support and extended warranty services, enterprise installation, and configuration services, increased 2% during the first quarter of Fiscal 2014. These increases were partially offset by a 15% decrease in revenue from applications and business process services, driven by a Fiscal 2013 divestiture and select contract expirations, as we continue to work to improve the profitability of this business. Although we experienced declines in unit sales of our EUC offerings during the first quarter of Fiscal 2014, we are continuing to enhance our portfolio of value-added attached services. At a regional level, the increase in Dell Services revenue was driven by an increase in revenue from APJ. Revenue from EMEA increased slightly, while revenue attributable to the Americas declined slightly.

During the first quarter of Fiscal 2014, operating income as a percentage of revenue attributable to Dell Services increased 130 basis points to 17.6%. This increase was primarily attributable to a decrease in operating expenses as a percentage of revenue, due to improvements in our cost structure.

During the first quarter of Fiscal 2014, deferred services revenue decreased 2% when compared to the balance as of February 1, 2013. In addition, during the same period, services backlog decreased 3% to $8.4 billion as of May 3, 2013, compared to $8.7 billion as of February 1, 2013. We provide information regarding services backlog because we believe it provides useful trend information regarding changes in the size of our services business over time. See "Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Revenue by Product and Services Categories — Services" in our Annual Report on Form 10-K for the fiscal year ended February 1, 2013, for more information on our services backlog calculation.

Interest and Other, Net
The following table provides a detailed presentation of interest and other, net for the three months ended May 3, 2013, and May 4, 2012:

	Three Months Ended
	May 3, 2013	May 4, 2012
	(in millions)
Interest and other, net:
Investment income, primarily interest	$19	$29
Gains on investments, net	1	6
Interest expense	(63)	(69)
Foreign exchange	(19)	10
Other	(6)	(8)
Interest and other, net	$(68)	$(32)

During the first quarter of Fiscal 2014, changes in interest and other, net were unfavorable by $36 million, when compared to the same period in Fiscal 2013. This change was primarily attributable to foreign exchange losses incurred during the first quarter of Fiscal 2014, due to higher costs associated with our hedging program and revaluations of certain un-hedged foreign currencies. In addition, investment income decreased during the first quarter of Fiscal 2014, compared to the first quarter of Fiscal 2013, due to the decline in the size of our investment portfolio.

Income and Other Taxes
Our effective income tax rate was 17.6% and 19.8% for the first quarters of Fiscal 2014 and Fiscal 2013, respectively. The decrease in our effective income tax rate for the three months ended May 3, 2013, was primarily attributable to the increase in permanent differences as a relative percentage of pre-tax income. In addition, pre-tax income for the three months ended May 3, 2013 includes the Merger-Related Costs, which were primarily incurred in higher tax jurisdictions.

Our effective tax rate can fluctuate depending on the geographic distribution of our world-wide earnings, as our foreign earnings are generally taxed at lower rates than in the U.S. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. Our significant tax holidays expire in whole or in part during fiscal years 2016 through 2022. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally resulted from the geographical distribution of taxable income discussed above and permanent differences between the book and tax treatment of certain items.  We continue to assess our business model and its impact in various taxing jurisdictions.

For further discussion regarding tax matters, including the status of income tax audits, see Note 12 of the Notes to the Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements."

ACCOUNTS RECEIVABLE
We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net was $6.4 billion and $6.6 billion as of May 3, 2013, and February 1, 2013, respectively, which represents a 3% decrease. The decrease in accounts receivable, net was primarily due to a decline in revenue in the first quarter of Fiscal 2014, compared to the fourth quarter of Fiscal 2013. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on specific identifiable customer accounts that are deemed at risk and a provision for accounts that are collectively evaluated based on historical bad debt experience. As of May 3, 2013, and February 1, 2013, the allowance for doubtful accounts was $73 million and $72 million, respectively. Based on our assessment, we believe we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.
DELL FINANCIAL SERVICES AND FINANCING RECEIVABLES
Dell Financial Services ("DFS") offers a wide range of financial services, including originating, collecting, and servicing customer receivables primarily related to the purchase of Dell products. In some cases, we may originate financing activities for our commercial customers related to the purchase of third-party technology products that complement our portfolio of products and services. New financing originations, which represent the amounts of financing provided by DFS to customers for equipment and related software and services, including third-party originations, were $719 million and $812 million for the first quarters of Fiscal 2014 and Fiscal 2013, respectively. At May 3, 2013, and February 1, 2013, our net financing receivables balances were $4.4 billion and $4.6 billion, respectively.

To support the financing needs of our customers internationally, we have aligned with a select number of third-party financial services companies. During Fiscal 2012, we entered into a definitive agreement to acquire CIT Vendor Finance's Dell-related financing assets portfolio and sales and servicing functions in Europe for approximately $500 million. Subject to customary closing, regulatory, and other conditions, we expect to complete this transaction during the second half of Fiscal 2014.
In connection with this transaction, we have filed an application for a bank license with The Central Bank of Ireland to facilitate ongoing financing offerings in Europe, and we are expecting it to be approved by the end of the second quarter of Fiscal 2014.

We have securitization programs to fund revolving loans and fixed-term leases and loans through consolidated special purpose entities ("SPEs"), which we account for as secured borrowings. We transfer certain U.S. customer financing receivables to these SPEs, whose purpose is to facilitate the funding of customer receivables through financing arrangements with multi-seller conduits that issue asset-backed debt securities in the capital markets. During the first quarters of Fiscal 2014 and Fiscal 2013, we transferred $534 million and $536 million, respectively, to these SPEs. Our risk of loss related to these securitized receivables is limited to the amount of our over-collateralization in the transferred pool of receivables. At May 3, 2013, and February 1, 2013, the structured financing debt related to all of our secured borrowing securitization programs was $1.5 billion and $1.3 billion, respectively, and the net carrying amount of the corresponding financing receivables was $1.6 billion and $1.5 billion, respectively.

We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the first quarters of Fiscal 2014 and Fiscal 2013, the principal charge-off rate for our total portfolio was 3.8% and 4.1%, respectively. The credit quality mix of our financing receivables has improved in recent years due to our underwriting actions and as the mix of high-quality commercial accounts in our portfolio has increased. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. At May 3, 2013, and February 1, 2013, the allowance for financing receivable losses was $179 million and $192 million, respectively. We expect the loss rates in the coming quarters to stabilize with movements in these rates being primarily driven by seasonality and a continued shift in portfolio composition to lower risk commercial assets. We continue to monitor broader economic indicators and their potential impact on future loss performance.  We have an extensive process to manage our exposure to customer risk, including active management of credit lines and our collection activities.  We also sell selected fixed-term financing receivables to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.
See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for additional information about our financing receivables and the associated allowance.
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
See “Part I  — Item 1A  — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2013, for further discussion of risks associated with adverse global economic conditions and instability, our use of counterparties, and our ability to effectively hedge our exposure to fluctuations in foreign currency exchange rates. The impact on our Condensed Consolidated Financial Statements for the first quarter of Fiscal 2014 of any credit adjustments related to these counterparties has been immaterial.
Liquidity
Our strategy is to deploy capital from any potential source, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost effective manner. In general, we seek to deploy our capital in a systematically prioritized manner, focusing first on requirements for operations, then on growth investments, and finally on returns of cash to stockholders. While cash generated from operations is our primary source of operating liquidity, we use a variety of capital sources, such as our available borrowings, to fund the growth in our financing receivables, fund our needs for less predictable strategic initiatives, and return capital to stockholders. The merger agreement for our proposed merger transaction, described in Note 1 of the Notes to the Condensed Consolidated Financial Statements under “Part I — Item 1 — Financial Statements,” places certain limitations on the amount of debt we can assume and on our use of cash, including our application of cash to repurchase shares, declare quarterly dividends in excess of $0.08 per share, and pursue significant business acquisitions.

During Fiscal 2014, subsequent to the announcement of the proposed merger, our credit rating was downgraded by all three major credit rating agencies. One of these agencies downgraded our credit rating to below investment grade, which significantly limits our ability to access the commercial paper market. If the proposed merger is not consummated, our credit rating may continue to be impacted, which will prolong our more limited access to the capital markets. We believe that internally generated cash flows, which consist of operating cash flows, are sufficient to support our day-to-day business operations, both domestically and internationally, for at least the next 12 months.

As of May 3, 2013, we had $13.2 billion in cash, cash equivalents, and investments, substantially all of which was held outside of the U.S. We access our foreign cash balances in a tax efficient manner when appropriate. The following table summarizes our cash, investments, and available borrowings as of May 3, 2013, and February 1, 2013:

	May 3, 2013	February 1, 2013
	(in millions)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$10,419	$12,569
Investments	2,789	2,773
Cash, cash equivalents, and investments	13,208	15,342
Unsecured revolving credit facilities	2,000	3,000
Total cash, cash equivalents, investments, and available borrowings	$15,208	$18,342
We have senior unsecured revolving credit facilities primarily to support our commercial paper program, although we may use the borrowings under these facilities for other corporate purposes. During the first quarter of Fiscal 2014, $1.0 billion of our senior unsecured revolving credit facilities expired, and we did not renew this program. No amounts were outstanding under our revolving credit facilities as of May 3, 2013, or February 1, 2013.
Of our $13.2 billion of cash, cash equivalents, and investments as of May 3, 2013, $10.4 billion is classified as cash and cash equivalents. Our cash equivalents primarily consist of money market funds and certificates of deposit. The remaining $2.8 billion of investments is primarily invested in fixed income securities of varying maturities at the date of acquisition. The fair value of our portfolio can be affected by interest rate movements, credit risk, and liquidity risks. The objective of our investment policy and strategy is to manage our total cash and investments balances to preserve principal and maintain liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and through the use of third-party investment managers.
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
The following table summarizes our outstanding debt as of May 3, 2013, and February 1, 2013:

	May 3, 2013	February 1, 2013
	(in millions)
Outstanding Debt
Senior notes and debentures	$5,388	$5,988
Structured financing debt	1,453	1,288
Commercial paper	405	1,807
Other	2	2
Total debt	$7,248	$9,085
During the three months ended May 3, 2013, total debt decreased $1.8 billion, primarily due to the repayment of $1.4 billion in outstanding commercial paper and $600 million in maturing senior notes. We have $1.7 billion in senior notes that will mature during the next twelve months. We expect to use a combination of cash from operations, existing cash balances, and our available borrowing resources to repay these maturing notes.
We also issue structured financing-related debt to fund our financing receivables as discussed under “Financing Receivables” above. As of May 3, 2013, we had $1.5 billion in outstanding structured financing securitization debt. Our securitization programs are structured to operate near their debt capacity and are generally effective for 6 to12 months. We balance the use of our securitization programs with working capital and other sources of liquidity to fund growth in our financing receivables. See Note 4 of the Notes to the Condensed Consolidated Financial Statements under “Part I — Item 1 — Financial Statements” for further discussion of our structured financing debt. Under the merger agreement, we may not incur debt under these programs of more than $1.5 billion outstanding at any time.

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
The following table contains a summary of our Condensed Consolidated Statements of Cash Flows for the three months ended May 3, 2013, and May 4, 2012:

	Three Months Ended
	May 3, 2013	May 4, 2012
	(in millions)
Net change in cash from:
Operating activities	$(39)	$(138)
Investing activities	(137)	(365)
Financing activities	(1,957)	(532)
Effect of exchange rate changes on cash and cash equivalents	(17)	(3)
Change in cash and cash equivalents	$(2,150)	$(1,038)
Operating Activities — Cash used in operations was $39 million for the first quarter of Fiscal 2014, compared to $138 million for the first quarter of Fiscal 2013. This improvement in operating cash flows was primarily driven by favorable changes in working capital, which was largely offset by a decrease in net income.
Investing Activities — Investing activities primarily consist of the sales and purchases of investments, net of maturities, capital expenditures for property, plant, and equipment, and cash used to fund strategic acquisitions. Cash used in investing activities was $137 million and $365 million during the first three months of Fiscal 2014 and Fiscal 2013, respectively. The overall decrease in cash used in investing activities was driven by lower spending on business acquisitions during the first quarter of Fiscal 2014, compared to the first quarter of Fiscal 2013.
Financing Activities — Financing activities primarily consist of proceeds and repayments from borrowings and the repurchase of our common stock. Cash used in financing activities during the first three months of Fiscal 2014 was $2.0 billion compared to $532 million for the first three months of Fiscal 2013. This increase in cash used in financing activities was primarily attributable to the repayment of $1.4 billion in outstanding commercial paper during the first three months of Fiscal 2014, compared to a net repayment of $312 million in outstanding commercial paper during the first three months of Fiscal 2013. In addition, during the first quarter of Fiscal 2014, we repaid $600 million in maturing senior notes. In comparison, we did not issue or repay any long-term debt during the first quarter of Fiscal 2013. These increases in cash used in financing activities were slightly mitigated by a decrease in share repurchases during the first three months of Fiscal 2014, compared to the same period in Fiscal 2013. During the first three months of Fiscal 2013, we repurchased approximately 17 million shares of common stock for $300 million. In comparison, during the first three months of Fiscal 2014, we did not repurchase any shares of common stock. During the second quarter of Fiscal 2013, we announced that our Board of Directors adopted a dividend policy. In accordance with this policy, we paid a $142 million dividend to our stockholders during the first quarter of Fiscal 2014.
Key Performance Metrics — Our cash conversion cycle for the first quarter of Fiscal 2014 contracted slightly from the first quarter of Fiscal 2013. Our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

The following table presents the components of our cash conversion cycle for the three months ended May 3, 2013, and May 4, 2012:

	Three Months Ended
	May 3, 2013	May 4, 2012
Days of sales outstanding(a)	45	43
Days of supply in inventory(b)	11	12
Days in accounts payable(c)	(87)	(87)
Cash conversion cycle	(31)	(32)
_____________________

(a)
Days of sales outstanding (“DSO”) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average net revenue per day for the current quarter (90 days). At May 3, 2013, and May 4, 2012, DSO and days of customer shipments not yet recognized were 41 and 4 days, and 39 and 4 days, respectively.

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

The one day contraction in our cash conversion cycle from the prior year quarter was driven by a two day increase in DSO, the effects of which were largely offset by a one day improvement in DSI. The two day increase in DSO was attributable to a shift in the mix of receivables towards customers with longer payment terms, while the one day improvement in DSI was driven by a reduction in strategic purchases from the first quarter of Fiscal 2013.
We defer the cost of revenue associated with customer shipments not yet recognized as revenue until these shipments are delivered. These deferred costs are included in our reported DSO because we believe this reporting results in a more accurate presentation of our DSO and cash conversion cycle. These deferred costs are recorded in other current assets in our Condensed Consolidated Statements of Financial Position and totaled $626 million and $522 million, at May 3, 2013, and May 4, 2012, respectively.
Capital Commitments
Share Repurchase Program — We have a share repurchase program that authorizes us to purchase shares of our common stock through a systematic program of open market purchases in order to increase stockholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock to offset share-based compensation arrangements. We did not repurchase any shares of our common stock during the first three months of Fiscal 2014, as the merger agreement, discussed above, prohibits us from engaging in additional share repurchases. As of May 3, 2013, $5.3 billion remained authorized for future share repurchases.
Dividend Program — On June 12, 2012, we announced that our Board of Directors adopted a dividend policy under which we have paid quarterly dividends of $0.08 per share since the third quarter of Fiscal 2013. The cash dividend policy and the declaration and payment of each quarterly cash dividend will be subject to the Board's continuing determination that the policy and the declaration of dividends thereunder are in the best interest of our stockholders and are in compliance with applicable law. The Board of Directors retains the power to modify, suspend, or cancel our dividend policy in any manner and at any time that it may deem necessary or appropriate in the future. Under the merger agreement, we may not pay dividends with a quarterly rate greater than the rate of $0.08 per share authorized under our current dividend policy.
Capital Expenditures — During the first quarters of Fiscal 2014 and 2013, we spent $158 million and $142 million, respectively, on property, plant, and equipment primarily in connection with our global expansion efforts and infrastructure investments made to support future growth. Product demand, product mix, and the increased use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2014, which are primarily related to infrastructure investments and strategic initiatives, are currently expected to total approximately $500 million. These expenditures will be primarily funded from our cash flows from operating activities.
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

ITEM 3  — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 3, 2013. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of May 3, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter of Fiscal 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A — RISK FACTORS
In addition to the other information set forth in this report, the factors discussed in "Part I — Item 1A — Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended February 1, 2013, could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition, or operating results.

ITEM 6 — EXHIBITS

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

Date: June 12, 2013

INDEX TO EXHIBITS

Exhibit No.			Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of February 5, 2013, by and among Dell Inc. (“Dell”), Denali Holding Inc., Denali Intermediate Inc. and Denali Acquiror Inc. (incorporated by reference to Exhibit 2.1 of Dell's Current Report on Form 8-K filed February 6, 2013, as amended by Current Report on Form 8-K/A filed on February 15, 2013, Commission File No. 0-17017)

10.1
Voting and Support Agreement, dated as of February 5, 2013, by and among the stockholders listed on the signature pages thereto and Dell (incorporated by reference to Exhibit 10.1 of Dell's Current Report on Form 8-K filed February 6, 2013, as amended by Current Report on Form 8-K/A filed February 15, 2013, Commission File No. 0-17017)

10.2
Consultancy Agreement among Dell, Stephen F. Schuckenbrock, and Schuckenbrock Consulting, LLC (incorporated by reference to Exhibit 10.1 of Dell's Current Report on Form 8-K filed February 28, 2013, Commission File No. 0-17017)

10.3			Special Retention Program Overview (incorporated by reference to Exhibit 10.1 of Dell's Current Report on Form 8-K filed April 23, 2013, Commission File No. 0-17017)
10.4			Form of Special Retention Award Agreement (incorporated by reference to Exhibit 10.2 of Dell's Current Report on Form 8-K filed April 23, 2013, Commission File No. 0-17017)
10.5
Form of Amendment to Restricted Stock Agreement under the Dell Inc. Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Dell's Current Report on Form 8-K filed April 23, 2013, Commission File No. 0-17017)

10.6
Form of Amendment to Stock Unit Agreement under the Dell Inc. Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 of Dell's Current Report on Form 8-K filed April 23, 2013, Commission File No. 0-17017)

10.7
Form of Amendment to Stock Unit Agreement under the Dell Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 of Dell's Current Report on Form 8-K filed April 23, 2013, Commission File No. 0-17017)

10.8
Form of Amendment to Performance Based Stock Unit Agreement under the Dell Inc. Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 of Dell's Current Report on Form 8-K filed April 23, 2013, Commission File No. 0-17017)

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