Form 10-Q
period 2013-08-02
DELL INC
filed 2013-08-28
CIK 826083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2013
or
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of the close of business on August 22, 2013, 1,758,369,276 shares of common stock, par value $.01 per share, were outstanding.

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

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Statements of Financial Position at August 2, 2013 (unaudited), and February 1, 2013		4
Condensed Consolidated Statements of Income for the three and sixth months ended August 2, 2013 (unaudited), and August 3, 2012 (unaudited)		5
Condensed Consolidated Statements of Comprehensive Income for the three and sixth months ended August 2, 2013 (unaudited), and August 3, 2012 (unaudited)		6
Condensed Consolidated Statements of Cash Flows for the six months ended August 2, 2013 (unaudited), and August 3, 2012 (unaudited)		7
Notes to Condensed Consolidated Financial Statements (unaudited)		8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63
Item 4.	Controls and Procedures	63
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	63
Item 1A.	Risk Factors	63
Item 6.	Exhibits	64

Signatures		65
Index to Exhibits		66

Exhibits
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I
ITEM 1 — FINANCIAL STATEMENTS
DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	August 2, 2013	February 1, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,185	$12,569
Short-term investments	643	208
Accounts receivable, net	6,591	6,629
Short-term financing receivables, net	3,131	3,213
Inventories, net	1,468	1,382
Other current assets	3,848	3,967
Total current assets	26,866	27,968
Property, plant, and equipment, net	2,212	2,126
Long-term investments	2,048	2,565
Long-term financing receivables, net	1,469	1,349
Goodwill	9,253	9,304
Purchased intangible assets, net	2,990	3,374
Other non-current assets	1,033	854
Total assets	$45,871	$47,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,736	$3,843
Accounts payable	12,051	11,579
Accrued and other	3,657	3,644
Short-term deferred revenue	4,312	4,373
Total current liabilities	22,756	23,439
Long-term debt	4,075	5,242
Long-term deferred revenue	4,003	3,971
Other non-current liabilities	4,256	4,187
Total liabilities	35,090	36,839
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and capital in excess of $.01 par value; shares authorized: 7,000; shares issued: 2,958 and 3,413, respectively; shares outstanding: 1,758 and 1,738, respectively	12,698	12,554
Treasury stock at cost: 1,200 and 1,200 shares, respectively	(32,145)	(32,145)
Retained earnings	30,381	30,330
Accumulated other comprehensive loss	(153)	(59)
Total Dell stockholders’ equity	10,781	10,680
Noncontrolling interest	—	21
Total stockholders’ equity	10,781	10,701
Total liabilities and stockholders’ equity	$45,871	$47,540

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2013	August 3, 2012	August 2, 2013	August 3, 2012
Net revenue:
Products	$11,326	$11,403	$22,228	$22,826
Services, including software related	3,188	3,080	6,360	6,079
Total net revenue	14,514	14,483	28,588	28,905
Cost of net revenue:
Products	9,767	9,280	19,011	18,610
Services, including software related	2,058	2,065	4,141	4,090
Total cost of net revenue	11,825	11,345	23,152	22,700
Gross margin	2,689	3,138	5,436	6,205
Operating expenses:
Selling, general, and administrative	2,097	1,976	4,305	3,985
Research, development, and engineering	320	261	633	495
Total operating expenses	2,417	2,237	4,938	4,480
Operating income	272	901	498	1,725
Interest and other, net	(53)	(63)	(121)	(95)
Income before income taxes	219	838	377	1,630
Income tax provision	15	106	43	263
Net income	$204	$732	$334	$1,367
Earnings per share:
Basic	$0.12	$0.42	$0.19	$0.78
Diluted	$0.12	$0.42	$0.19	$0.77
Cash dividends declared per common share	$0.08	$—	$0.16	$—
Weighted-average shares outstanding:
Basic	1,757	1,747	1,752	1,753
Diluted	1,764	1,753	1,763	1,764
 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2013	August 3, 2012	August 2, 2013	August 3, 2012
Net income	$204	$732	$334	$1,367

Other comprehensive income, net of tax
Foreign currency translation adjustments	(70)	(75)	(101)	(83)

Available-for-sale investments
Change in unrealized gains (losses)	(5)	4	(4)	4
Reclassification adjustment for net (gains) losses included in net income	—	(4)	—	(6)
Net change	(5)	—	(4)	(2)

Cash Flow Hedges
Change in unrealized gains (losses)	42	76	88	51
Reclassification adjustment for net (gains) losses included in net income	(43)	(40)	(77)	(26)
Net change	(1)	36	11	25

Total other comprehensive income (loss), net of tax benefit (expense) of $0 and $2, respectively and $0 and $(7), respectively	(76)	(39)	(94)	(60)
Comprehensive income, net of tax	$128	$693	$240	$1,307
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	August 2, 2013	August 3, 2012
Cash flows from operating activities:
Net income	$334	$1,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	650	529
Stock-based compensation expense	138	192
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	49	15
Deferred income taxes	(265)	(48)
Provision for doubtful accounts — including financing receivables	104	121
Other	31	12
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(205)	(472)
Financing receivables	19	11
Inventories	(89)	(190)
Other assets	107	(196)
Accounts payable	528	(440)
Deferred revenue	94	122
Accrued and other liabilities	144	(524)
Change in cash from operating activities	1,639	499
Cash flows from investing activities:
Investments:
Purchases	(405)	(1,190)
Maturities and sales	489	2,440
Capital expenditures	(322)	(262)
Proceeds from the sale of facilities, land, and other assets	—	34
Collections on purchased financing receivables	49	102
Acquisitions of businesses, net of cash received	(264)	(2,411)
Divestitures of businesses, net of cash transferred	48	—
Change in cash from investing activities	(405)	(1,287)
Cash flows from financing activities:
Repurchases of common stock	—	(724)
Cash dividends paid	(283)	—
Issuance of common stock under employee plans	31	44
Issuance (repayment) of commercial paper (maturity 90 days or less), net	—	138
Proceeds from debt	878	1,151
Repayments of debt	(3,143)	(2,104)
Other	(1)	8
Change in cash from financing activities	(2,518)	(1,487)
Effect of exchange rate changes on cash and cash equivalents	(100)	(58)
Change in cash and cash equivalents	(1,384)	(2,333)
Cash and cash equivalents at beginning of the period	12,569	13,852
Cash and cash equivalents at end of the period	$11,185	$11,519
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — PROPOSED MERGER AND BASIS OF PRESENTATION
Proposed Merger
On February 5, 2013, Dell Inc. (“Dell”) announced that it had signed a definitive agreement and plan of merger (the “merger agreement”) pursuant to which it would be acquired by Denali Holding Inc. (“Parent”), a Delaware corporation owned by Michael S. Dell, the Chairman, Chief Executive Officer and founder of Dell, and investment funds affiliated with Silver Lake Partners, a global private equity firm. Following completion of the transaction, Mr. Dell would continue to lead Dell as Chairman and Chief Executive Officer and maintain a significant equity investment in Dell by contributing his Dell shares to Parent and making a cash investment in Parent. Shares of common stock held by the Parent and its subsidiaries, shares held by Mr. Dell and certain of Mr. Dell's related parties (together with Mr. Dell, the “MD Investors”), and by Dell or any wholly-owned subsidiary of Dell will not be entitled to receive the merger consideration. Subject to the satisfaction or permitted waiver of closing conditions set forth in the merger agreement, the merger is expected to be consummated before the end of the third quarter of the fiscal year ending January 31, 2014.

The parties to the original merger agreement amended the merger agreement on August 2, 2013 in order, among other changes, to increase the per share merger consideration from $13.65 per share of Dell's common stock to $13.75 per share, provide for Dell to pay a special cash dividend of $0.13 per share to stockholders of record as of a date to be determined prior to the effective time of the merger and ensure that the $0.08 per share regular quarterly dividend for the third quarter of Dell's current fiscal year is paid to holders of record as of a date prior to the closing of the merger. In addition, the amendment revises the condition to the closing of the merger (the “unaffiliated vote condition”) that previously required the affirmative vote (in person or by proxy) in favor of the proposal to adopt the merger agreement by the holders of a majority of the outstanding shares of common stock owned, directly or indirectly, by the “unaffiliated stockholders” referred to below. As revised, the unaffiliated vote condition requires the affirmative vote in favor of the proposal to adopt the merger agreement of the holders of at least a majority of the outstanding shares of common stock owned, directly or indirectly, by the unaffiliated stockholders that are present in person or by proxy at the meeting and are voted for or against the proposal. The unaffiliated stockholders are Dell's stockholders other than Parent, Denali Intermediate Inc. (“Intermediate”) and Denali Acquiror Inc. (“Merger Sub”) (collectively the “Parent Parties”), Mr. Dell and certain of his related family trusts, any other officers and directors of Dell or any other person having any equity interest in, or any right to acquire any equity interest in, Merger Sub or any person of which Merger Sub is a direct or indirect subsidiary. In addition to the unaffiliated vote condition, adoption of the amended merger agreement will continue to require the affirmative vote (in person or by proxy) of the holders of a majority of the outstanding shares of common stock under applicable Delaware law. The amendment also reduces the termination fee payable by Dell upon termination of the merger agreement in certain specified circumstances.
On August 2, 2013, at the reconvened special meeting of Dell stockholders held to vote on adoption of the merger agreement, Dell adjourned the special meeting, which was initially convened on July 18, 2013, and then adjourned to July 24, 2013 and further adjourned to August 2, 2013, to permit the solicitation of additional votes in favor of the proposal to adopt the amended merger agreement, and to provide its stockholders additional time to consider the amendment to the original merger agreement, including the increased merger consideration, the $0.13 per share special cash dividend and the revised unaffiliated vote condition as well as to review a supplement to Dell's definitive proxy statement dated May 30, 2013. The special meeting will be reconvened on September 12, 2013. The new record date for stockholders entitled to vote at the special meeting is August 13, 2013.
Consummation of the merger is subject to certain customary conditions in addition to stockholder approval. The merger agreement does not contain a financing condition.
The merger agreement places limitations on Dell's ability to engage in certain types of transactions without Parent's consent during the period between the signing of the merger agreement and the effective time of the merger. During this period, Dell may not repurchase shares of its common stock or, except as permitted under the amended merger agreement (which provides for Dell to pay a special cash dividend of $0.13 per share), declare dividends in excess of the quarterly rate of $0.08 per share authorized under its current dividend policy. In addition, with limited exceptions, Dell may not incur additional debt other than up to $1.8 billion under its existing commercial paper program, $2.0 billion under its revolving credit facilities, $1.5 billion under its structured financing debt facilities, and up to $25 million of additional indebtedness. Further, other than in transactions in the ordinary course of business or within specified dollar limits and certain other limited exceptions, Dell generally may not acquire other businesses, make investments in other persons, or sell, lease, or encumber its material assets.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Pursuant to the terms of a “go-shop” provision in the merger agreement, during the period which began on the date of the merger agreement and expired after March 22, 2013, Dell and its subsidiaries and their respective representatives had the right to initiate, solicit and encourage any alternative acquisition proposals from third parties, provide nonpublic information to such third parties and participate in discussions and negotiations with such third parties regarding alternative acquisition proposals. The 45-day go-shop period elicited two alternative acquisition proposals. One proposal was submitted by a group led by entities affiliated with Blackstone Management Partners and the other by entities affiliated with Carl Icahn. On April 19, 2013, Blackstone Management Partners withdrew from the process and decided not to submit a definitive acquisition proposal. Under the terms and conditions set forth in the merger agreement, before the company stockholders approve the adoption of the merger agreement, the Board of Directors may change its recommendation, including in order to approve, and may authorize Dell to enter into, an alternative acquisition proposal if the Special Committee of the Board of Directors that recommended approval of the merger has determined in good faith, after consultation with outside counsel and its financial advisors, that such alternative acquisition proposal would be more favorable to Dell's stockholders, taking into account all of the terms and conditions of such proposal (including, among other things, the financing, likelihood and timing of its consummation and any adjustments to the merger agreement).

The merger agreement contains certain termination rights for Dell and Parent. Among such rights, and subject to certain limitations, either Dell or Parent may terminate the merger agreement if the merger is not completed by November 5, 2013.

Other than expenses associated with the proposed merger, which include transaction costs as well as special performance-based retention cash awards granted to certain key employees in the first quarter of Fiscal 2014 (the "Merger-Related Costs"), the terms of the merger agreement did not impact Dell's Condensed Consolidated Financial Statements as of and for the three months or six months ended August 2, 2013.
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements of Dell Inc. (individually and together with its consolidated subsidiaries, "Dell") should be read in conjunction with the Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission ("SEC") in Dell's Annual Report on Form 10-K, as amended, for the fiscal year ended February 1, 2013 ("Fiscal 2013"). The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell and its consolidated subsidiaries at August 2, 2013, the results of its operations and corresponding comprehensive income for the three and six months ended August 2, 2013, and August 3, 2012, and its cash flows for the six months ended August 2, 2013, and August 3, 2012.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in Dell's Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations and corresponding comprehensive income for the three and six months ended August 2, 2013, and August 3, 2012, and the cash flows for the six months ended August 2, 2013, and August 3, 2012, are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.
Dell's fiscal year is the 52 or 53 week period ending on the Friday nearest January 31. The fiscal year ending January 31, 2014 ("Fiscal 2014"), will be a 52 week period.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During the first quarter of Fiscal 2014, Dell completed the reorganization or its reportable segments from the customer-centric segments it maintained through Fiscal 2013 to reportable segments based on the following product and services business units:

•	End-User Computing ("EUC")

•	Enterprise Solutions Group ("ESG")

•	Dell Software Group

•	Dell Services
Dell has recast prior period amounts to be consistent with the reorganized segment structure. The change in Dell's segments did not impact Dell's previously reported consolidated net revenue, gross margin, operating income, net income, or earnings per share. See Note 14 of the Notes to the Condensed Consolidated Financial Statements for more information on Dell's reportable segments.
During the first quarter of Fiscal 2014, Dell retired 475 million shares that were issued to a wholly-owned subsidiary during Fiscal 2007. While legally issued, these shares were not considered outstanding as of February 1, 2013.

Reclassifications — Dell has revised the presentation of certain prior period amounts reported within cash flows from operating activities presented in the Condensed Consolidated Statements of Cash Flows. This revision had no impact to the total change in cash from operating activities.
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

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 2 — FAIR VALUE MEASUREMENTS
The following table presents Dell's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of August 2, 2013, and February 1, 2013:

	August 2, 2013				February 1, 2013
	Level 1(a)	Level 2 (a)	Level 3	Total	Level 1 (a)	Level 2 (a)	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Cash equivalents:
Money market funds	$7,102	$—	$—	$7,102	$8,869	$—	$—	$8,869
Debt securities:
Non- U.S. government and agencies	—	79	—	79	—	96	—	96
Commercial paper	—	5	—	5	—	6	—	6
U.S. corporate	—	1,631	—	1,631	—	1,701	—	1,701
International corporate	—	740	—	740	—	700	—	700
Equity and other securities	—	127	—	127	1	112	—	113
Derivative instruments	—	115	—	115	—	68	—	68
Total assets	$7,102	$2,697	$—	$9,799	$8,870	$2,683	$—	$11,553
Liabilities:
Derivative instruments	$—	$7	$—	$7	$—	$16	$—	$16
Total liabilities	$—	$7	$—	$7	$—	$16	$—	$16
____________________
(a) Dell did not transfer any securities between levels during the six months ended August 2, 2013 or during the fiscal year ended February 1, 2013.

The following section describes the valuation methodologies Dell uses to measure financial instruments at fair value:
Cash Equivalents — The majority of Dell's cash equivalents in the above table consist of money market funds with original maturities of 90 days or less and valued at fair value.  The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. Dell reviews security pricing and assesses liquidity on a quarterly basis.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis — Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the recurring fair value table above. These assets consist primarily of investments accounted for under the cost and equity methods and non-financial assets such as goodwill and intangible assets. Goodwill, intangible assets, and investments accounted for under the cost method are measured at fair value initially and subsequently when there is an indicator of impairment and the impairment is recognized. See Notes 3 and 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about investments and goodwill and intangible assets.

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

	August 2, 2013				February 1, 2013
	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)
	(in millions)
Investments:
Non- U.S. government and agencies	$38	$38	$—	$—	$13	$13	$—	$—
Commercial paper	5	5	—	—	6	6	—	—
U.S. corporate	390	389	1	—	113	112	1	—
International corporate	210	209	1	—	76	76	—	—
Total short-term investments	643	641	2	—	208	207	1	—

Non- U.S. government and agencies	41	40	1	—	83	83	—	—
U.S. corporate	1,241	1,237	5	(1)	1,588	1,580	9	(1)
International corporate	530	530	1	(1)	624	620	4	—
Equity and other securities	236	236	—	—	270	270	—	—
Total long-term investments	2,048	2,043	7	(2)	2,565	2,553	13	(1)
Total investments	$2,691	$2,684	$9	$(2)	$2,773	$2,760	$14	$(1)

Dell's investments in debt securities are classified as available-for-sale securities, which are carried at fair value. Equity and other securities primarily relate to investments held in Dell's Deferred Compensation Plan, which are classified as trading securities and carried at fair value, and investments accounted for under the cost and equity methods.  The fair value of Dell's portfolio can be affected by interest rate movements, credit risk, and liquidity risks. Dell's investments in debt securities have contractual maturities of three years or less.

Investments accounted for under the cost and equity methods included in equity and other securities in the table above were $109 million and $157 million as of August 2, 2013, and February 1, 2013, respectively. This decline was due to the sale of certain investments that Dell acquired in connection with its acquisition of Quest Software, Inc. during the third quarter of Fiscal 2013.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 — FINANCIAL SERVICES
Dell Financial Services
Dell offers or arranges various financing options and services for its business and consumer customers in the U.S., Canada and Europe through Dell Financial Services (“DFS”). DFS's key activities include the origination, collection, and servicing of customer receivables primarily related to the purchase of Dell products and services. DFS results are allocated to Dell's segments based on the product or services business unit to which the origination relates.

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

•
Fixed-term sales-type leases and loans — Dell enters into sales-type lease arrangements with customers who desire lease financing. Leases with business customers have fixed terms of generally two to four years. Future maturities of minimum lease payments at August 2, 2013, were as follows: Fiscal 2014 - $868 million; Fiscal 2015 - $937 million; Fiscal 2016 - $494 million; Fiscal 2017 - $122 million; Fiscal 2018 and beyond - $21 million. Dell also offers fixed-term loans to qualified small businesses, large commercial accounts, governmental organizations, educational entities, and certain individual consumer customers. These loans are repaid in equal payments including interest and have defined terms of generally three to four years.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the components of Dell's financing receivables segregated by portfolio segment as of August 2, 2013, and February 1, 2013:

	August 2, 2013			February 1, 2013
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing Receivables, net:
Customer receivables, gross	$1,645	$2,733	$4,378	$1,834	$2,535	$4,369
Allowances for losses	(148)	(22)	(170)	(169)	(23)	(192)
Customer receivables, net	1,497	2,711	4,208	1,665	2,512	4,177
Residual interest	—	392	392	—	385	385
Financing receivables, net	$1,497	$3,103	$4,600	$1,665	$2,897	$4,562
Short-term	$1,497	$1,634	$3,131	$1,665	$1,548	$3,213
Long-term	—	1,469	1,469	—	1,349	1,349
Financing receivables, net	$1,497	$3,103	$4,600	$1,665	$2,897	$4,562

The following table summarizes the changes in the allowance for financing receivable losses for the respective periods:

	Three Months Ended
	August 2, 2013			August 3, 2012
	Revolving	Fixed- term	Total	Revolving	Fixed- term	Total
	(in millions)
Allowance for financing receivable losses:
Balance at beginning of period	$157	$22	$179	$169	$23	$192
Principal charge-offs	(36)	(12)	(48)	(42)	(5)	(47)
Interest charge-offs	(7)	—	(7)	(8)	—	(8)
Recoveries	12	1	13	22	1	23
Provision charged to income statement	22	11	33	27	2	29
Balance at end of period	$148	$22	$170	$168	$21	$189

	Six Months Ended
	August 2, 2013			August 3, 2012
	Revolving	Fixed- term	Total	Revolving	Fixed- term	Total
	(in millions)
Allowance for financing receivable losses:
Balance at beginning of period	$169	$23	$192	$179	$23	$202
Principal charge-offs	(80)	(15)	(95)	(91)	(7)	(98)
Interest charge-offs	(15)	—	(15)	(17)	—	(17)
Recoveries	25	2	27	34	2	36
Provision charged to income statement	49	12	61	63	3	66
Balance at end of period	$148	$22	$170	$168	$21	$189

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the aging of Dell's customer financing receivables, gross, including accrued interest, as of August 2, 2013, and February 1, 2013, segregated by class:

	August 2, 2013				February 1, 2013
	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total
	(in millions)
Revolving — DPA	$1,179	$138	$40	$1,357	$1,322	$163	$54	$1,539
Revolving — DBC	257	25	6	288	264	25	6	295
Fixed-term — Consumer and Small Commercial	317	15	1	333	310	16	1	327
Fixed-term — Medium and Large Commercial	2,245	150	5	2,400	2,015	172	21	2,208
Total customer receivables, gross	$3,998	$328	$52	$4,378	$3,911	$376	$82	$4,369

DFS Acquisitions

In Fiscal 2012, Dell entered into a definitive agreement to acquire CIT Vendor Finance's Dell-related financing assets portfolio and sales and servicing functions in Europe. The acquisition of these assets will enable global expansion of Dell's direct finance model. Dell completed the first portfolio purchase of this acquisition at the end of the second quarter of Fiscal 2014 for $215 million. The purchased portfolio included $182 million in gross contractual payments under fixed-term leases and loans with a fair value at purchase of approximately $174 million. As part of the same purchase, Dell acquired a liquidating portfolio of operating leases. The gross amount of the equipment associated with these operating leases was approximately $41 million and is included in property, plant, and equipment in the Condensed Consolidated Statements of Financial Position. Dell expects to complete the remainder of this transaction during the second half of Fiscal 2014.

Credit Quality

The following tables summarize customer receivables, gross, including accrued interest by credit quality indicator segregated by class, as of August 2, 2013, and February 1, 2013. The categories shown in the tables below segregate customer receivables based on the relative degrees of credit risk. The credit quality categories cannot be compared between the different classes as loss experience in each class varies substantially. The credit quality indicators for DPA revolving accounts are primarily as of each quarter-end date, and all others are generally updated on a periodic basis.

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

	August 2, 2013				February 1, 2013
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DPA	$180	$391	$786	$1,357	$201	$435	$903	$1,539

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

	August 2, 2013				February 1, 2013
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DBC	$94	$81	$113	$288	$99	$88	$108	$295
Fixed-term — Consumer and Small Commercial	$89	$124	$120	$333	$90	$117	$120	$327

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

	August 2, 2013				February 1, 2013
	Investment	Non-Investment	Sub-Standard	Total	Investment	Non-Investment	Sub-Standard	Total
	(in millions)
Fixed-term — Medium and Large Commercial	$1,437	$634	$329	$2,400	$1,355	$582	$271	$2,208

Asset Securitizations and Sales

Dell transfers certain U.S. customer financing receivables to Special Purpose Entities (“SPEs”) that meet the definition of a Variable Interest Entity ("VIE") and are consolidated into Dell's Condensed Consolidated Financial Statements. These SPEs are bankruptcy remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer receivables in the capital markets. These SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. Dell's risk of loss related to securitized receivables is limited to the amount by which Dell's right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and other fees and expenses related to the asset-backed securities. Dell provides credit enhancement to the securitization in the form of over-collateralization. Customer receivables funded via securitization through SPEs were $323 million and $379 million during the three months ended August 2, 2013, and August 3, 2012, respectively, and $857 million and $915 million for the six months ended August 2, 2013, and August 3, 2012, respectively.

The following table shows financing receivables held by the consolidated VIEs:

	August 2, 2013	February 1, 2013
	(in millions)
Financing receivables held by consolidated VIEs, net:
Short-term, net	$1,166	$1,089
Long-term, net	426	386
Financing receivables held by consolidated VIEs, net	$1,592	$1,475

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Dell's securitization programs are generally effective for 6 to 12 months and are subject to a periodic renewal process. These programs contain standard structural features related to the performance of the securitized receivables. The structural features include defined credit losses, delinquencies, average credit scores, and excess collections above or below specified levels. In the event one or more of these criteria are not met and Dell is unable to restructure the program, no further funding of receivables will be permitted and the timing of Dell's expected cash flows from over-collateralization will be delayed. At August 2, 2013, these criteria were met.

Dell sells selected fixed-term financing receivables to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure. For the three months ended August 2, 2013, and August 3, 2012, the amount of the receivables sold was $9 million and $227 million, respectively. For the six months ended August 2, 2013, and August 3, 2012, the amount of the receivables sold was $62 million and $298 million, respectively.

Structured Financing Debt

The structured financing debt related to the fixed-term lease and loan programs and the revolving loan securitization program was $1.4 billion and $1.3 billion as of August 2, 2013, and February 1, 2013, respectively. The debt is collateralized solely by the financing receivables in the programs. The debt has a variable interest rate and an average duration of 12 to 36 months based on the terms of the underlying financing receivables. As of August 2, 2013, the total debt capacity related to the securitization programs was $1.5 billion. Dell's securitization programs are structured to operate near their debt capacity. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the structured financing debt.

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

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — BORROWINGS
The following table summarizes Dell's outstanding debt as of the dates indicated:

	August 2, 2013	February 1, 2013
	(in millions)
Long-Term Debt
Senior Notes
$600 million issued on April 17, 2008, at 4.70% due April 2013 (“2013A Notes”) (a)(b)	$—	$601
$500 million issued on September 7, 2010, at 1.40% due September 2013	500	500
$500 million issued on April 1, 2009, at 5.625% due April 2014 (b)	500	500
$300 million issued on March 28, 2011, with a floating rate due April 2014 (“2014B Notes”)	300	300
$400 million issued on March 28, 2011, at 2.10% due April 2014	400	400
$700 million issued on September 7, 2010, at 2.30% due September 2015 (b)	701	702
$400 million issued on March 28, 2011, at 3.10% due April 2016 (b)	402	402
$500 million issued on April 17, 2008, at 5.65% due April 2018 (b)	500	502
$600 million issued on June 10, 2009, at 5.875% due June 2019 (b)	601	604
$400 million issued on March 28, 2011, at 4.625% due April 2021	399	398
$400 million issued on April 17, 2008, at 6.50% due April 2038	400	400
$300 million issued on September 7, 2010, at 5.40% due September 2040	300	300
Senior Debentures
$300 million issued on April 3, 1998, at 7.10% due April 2028 ("Senior Debentures") (a)	376	379
Other
Long-term structured financing debt	943	872
Less: current portion of long-term debt	(2,247)	(1,618)
Total long-term debt	4,075	5,242
Short-Term Debt
Commercial paper	32	1,807
Short-term structured financing debt	455	416
Current portion of long-term debt	2,247	1,618
Other	2	2
Total short-term debt	2,736	3,843
Total debt	$6,811	$9,085
____________________
(a) Includes the impact of interest rate swap terminations.
(b) Includes hedge accounting adjustments.

As of August 2, 2013, the total carrying value and estimated fair value of outstanding senior notes and debentures, including the current portion, was $5.4 billion and $5.2 billion, respectively. This is compared to a carrying value and estimated fair value of $6.0 billion and $5.9 billion, respectively, as of February 1, 2013. The fair value of outstanding senior notes and debentures is determined based on observable market prices in a less active market and is categorized as Level 2 in the fair value hierarchy. The fair values of the structured financing debt, commercial paper, and other short-term debt approximate their carrying values. Interest on the senior notes and debentures is payable semiannually, except for the floating rate 2014B Notes, which accrue interest that is payable quarterly. The carrying value of the Senior Debentures and the 2013A Notes includes an unamortized amount related to the termination of interest rate swap agreements, which were previously designated as hedges of the debt. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps. The weighted average interest rate for the short-term structured financing debt and other as of August 2, 2013, and February 1, 2013, was 1.10% and 1.00%, respectively.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Structured Financing Debt — As of August 2, 2013, Dell had $1.4 billion outstanding of structured financing debt, which was primarily related to the fixed-term lease and loan, and revolving loan securitization programs. Of the $943 million outstanding of long-term structured financing debt, which is primarily related to the fixed-term lease and loan programs, $547 million was classified as current as of August 2, 2013. See Note 4 and Note 6 of the Notes to the Condensed Consolidated Financial Statements for further discussion of the structured financing debt and the interest rate swap agreements that hedge a portion of that debt.

Commercial Paper — As of August 2, 2013, and February 1, 2013, there was $32 million and $1.8 billion, respectively, outstanding under the commercial paper program. The weighted average interest rate on outstanding commercial paper as of August 2, 2013, and February 1, 2013, was 0.61% and 0.38%, respectively. Dell has $2.0 billion in senior unsecured revolving credit facilities primarily to support its commercial paper program. These credit facilities will expire on April 15, 2015. There were no outstanding advances under the revolving credit facilities as of August 2, 2013.

The indentures governing the senior notes and debentures and the structured financing debt shown in the above table contain customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, and certain events of bankruptcy and insolvency. The indentures governing the senior notes also contain covenants limiting Dell's ability to create certain liens; enter into sale-and-lease back transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to, another person. The senior unsecured revolving credit facilities require compliance with conditions that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including maintenance of a minimum interest coverage ratio.  Dell was in compliance with all financial covenants as of August 2, 2013.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative Instruments

As part of its risk management strategy, Dell uses derivative instruments, primarily forward contracts and purchased options, to hedge certain foreign currency exposures and interest rate swaps to manage the exposure of its debt portfolio to interest rate risk. Dell's objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge the exposures, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. Dell assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative and recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in earnings as a component of interest and other, net. Hedge ineffectiveness and amounts not included in the assessment of effectiveness were not material for fair value or cash flow hedges for the three and six months ended August 2, 2013, and August 3, 2012.
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
During the three and six months ended August 2, 2013, and August 3, 2012, Dell did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on Dell's results of operations, as substantially all forecasted foreign currency transactions were realized in Dell's actual results.
In addition, Dell uses forward contracts and purchased options to hedge monetary assets and liabilities denominated in a foreign currency. These contracts generally expire in 3 months or less, are considered economic hedges and are not designated. The change in the fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. Dell recognized a gain of $22 million and a loss of $16 million for the change in fair value of these instruments during the three months ended August 2, 2013, and August 3, 2012, respectively, and losses of $6 million and $4 million during the six months ended August 2, 2013, and August 3, 2012, respectively.
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

In addition, Dell may periodically use forward-starting interest rate swaps and interest rate lock agreements to lock in fixed interest rates on its forecasted issuances of debt. The objective of these hedges is to offset the variability of future payments associated with the interest rate on debt instruments. As of August 2, 2013, Dell did not have any forward-starting interest rate swaps designated as cash flow hedges. In comparison, as of August 3, 2012, Dell had $600 million in aggregate notional amounts of forward-starting interest rate swaps outstanding.

Periodically, Dell also uses interest rate swaps designated as fair value hedges to modify the market risk exposures in connection with long-term debt to achieve primarily LIBOR-based floating interest expense. As of August 2, 2013, and August 3, 2012, Dell had outstanding interest rate swaps that economically hedge a portion of its interest rate exposure on certain tranches of long-term debt. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information about borrowings.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Notional Amounts of Outstanding Derivative Instruments

The notional amounts of Dell's outstanding derivative instruments are as follows as of the dates indicated:

	August 2, 2013	February 1, 2013
	(in millions)
Foreign Exchange Contracts
Designated as cash flow hedging instruments	$2,885	$2,847
Non-designated as hedging instruments	972	512
Total	$3,857	$3,359

Interest Rate Contracts
Designated as fair value hedging instruments	$700	$800
Designated as cash flow hedging instruments	787	1,320
Non-designated as hedging instruments	139	127
Total	$1,626	$2,247

Derivative Instruments Additional Information
Dell has reviewed the existence and nature of credit-risk-related contingent features in derivative trading agreements with its counterparties. Certain agreements contain clauses under which, if Dell's credit ratings were to fall below investment grade upon a change of control of Dell, counterparties would have the right to terminate those derivative contracts where Dell is in a net liability position. As of August 2, 2013, there had been no such triggering event.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Effect of Derivative Instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
(in millions)
For the three months ended August 2, 2013
		Total net revenue	$36
Foreign exchange contracts	$41	Total cost of net revenue	9
Interest rate contracts	1	Interest and other, net	(1)	Interest and other, net	$(1)
Total	$42		$44		$(1)

For the three months ended August 3, 2012
		Total net revenue	$36
Foreign exchange contracts	$79	Total cost of net revenue	4
Interest rate contracts	(3)	Interest and other, net	—	Interest and other, net	$—
Total	$76		$40		$—

For the six months ended August 2, 2013
		Total net revenue	$65
Foreign exchange contracts	$87	Total cost of net revenue	11
Interest rate contracts	1	Interest and other, net	—	Interest and other, net	$1
Total	$88		$76		$1

For the six months ended August 3, 2012
		Total net revenue	$33
Foreign exchange contracts	$54	Total cost of net revenue	(7)
Interest rate contracts	(3)	Interest and other, net	—	Interest and other, net	$—
Total	$51		$26		$—

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

	August 2, 2013
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$94	$—	$6	$—	$100
Foreign exchange contracts in a liability position	(51)	—	(4)	—	(55)
Interest rate contracts in an asset position	—	6	—	—	6
Interest rate contracts in a liability position	—	—	—	(1)	(1)
Net asset (liability)	43	6	2	(1)	50
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	172	—	9	—	181
Foreign exchange contracts in a liability position	(106)	—	(17)	—	(123)
Net asset (liability)	66	—	(8)	—	58
Total derivatives at fair value	$109	$6	$(6)	$(1)	$108

	February 1, 2013
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$86	$—	$9	$—	$95
Foreign exchange contracts in a liability position	(40)	—	(3)	—	(43)
Interest rate contracts in an asset position	—	12	—	—	12
Interest rate contracts in a liability position	—	—	—	(6)	(6)
Net asset (liability)	46	12	6	(6)	58
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	118	—	16	—	134
Foreign exchange contracts in a liability position	(108)	—	(32)	—	(140)
Net asset (liability)	10	—	(16)	—	(6)
Total derivatives at fair value	$56	$12	$(10)	$(6)	$52

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the gross amounts of Dell's derivative instruments, amounts offset due to master netting agreements with Dell's various counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position.

	August 2, 2013
Description	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Foreign Exchange Contracts
Financial assets	$281	$(172)	$109	$—	$—	$109
Financial liabilities	(178)	172	(6)	—	—	(6)
Total Foreign Exchange Contracts						103
Interest Rate Contracts
Financial assets	6	—	6	—	—	6
Financial liabilities	(1)	—	(1)	—	—	(1)
Total Interest Rate Contracts						5
Total Derivative Instruments	$108	$—	$108	$—	$—	$108

	February 1, 2013
Description	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Foreign Exchange Contracts
Financial assets	$229	$(173)	$56	$—	$—	$56
Financial liabilities	(183)	173	(10)	—	—	(10)
Total Foreign Exchange Contracts						46
Interest Rate Contracts
Financial assets	12	—	12	—	—	12
Financial liabilities	(6)	—	(6)	—	—	(6)
Total Interest Rate Contracts						6
Total Derivative Instruments	$52	$—	$52	$—	$—	$52

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
During the first quarter of Fiscal 2014, Dell completed the reorganization of its reportable segments from the customer-centric segments it maintained through Fiscal 2013 to the following product and services reportable segments: End-User Computing, the Enterprise Solutions Group, the Dell Software Group, and Dell Services. See Note 14 of the Notes to the Consolidated Financial Statements for additional information on Dell's reportable segments.
As a direct result of this segment change, in the first quarter of Fiscal 2014, Dell's goodwill reporting units also changed. As a result of this change, goodwill was re-allocated to the new reporting units on a relative fair value basis as of February 1, 2013. Dell did not incur any impairment charges to goodwill as a result of this change in reporting units.
The following table presents goodwill allocated to Dell's current reportable segments as of August 2, 2013, and February 1, 2013, and changes in the carrying amount of goodwill for the six months ended August 2, 2013:

	End-User Computing	Enterprise Solutions Group	Dell Software Group	Dell Services	Total
	(in millions)
Balance at February 1, 2013	$1,499	$2,244	$890	$4,671	$9,304
Goodwill acquired during the period	17	—	38	—	55
Adjustments	(4)	(5)	(85)	(12)	(106)
Balance at August 2, 2013	$1,512	$2,239	$843	$4,659	$9,253

The Dell Software Group adjustment above is due to the sale of a business that Dell acquired in connection with its acquisition of Quest Software, Inc. during the third quarter of Fiscal 2013. The sale resulted in the elimination of all noncontrolling interest as of August 2, 2013.
Goodwill is tested for impairment on an annual basis during the second fiscal quarter, or sooner if an indicator of impairment occurs. Based on the results of the annual impairment test, performed during the second quarter of Fiscal 2014, no impairment of goodwill existed at August 2, 2013. In addition, Dell did not have any accumulated goodwill impairment charges as of August 2, 2013.
Intangible Assets
Dell's intangible assets associated with completed acquisitions at August 2, 2013, and February 1, 2013, were as follows:

	August 2, 2013			February 1, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$2,181	$(861)	$1,320	$2,184	$(721)	$1,463
Technology	2,511	(1,047)	1,464	2,513	(827)	1,686
Non-compete agreements	75	(60)	15	75	(54)	21
Trade names	158	(71)	87	159	(59)	100
Amortizable intangible assets	4,925	(2,039)	2,886	4,931	(1,661)	3,270
In-process research and development	78	—	78	78	—	78
Indefinite lived intangible assets	26	—	26	26	—	26
Total intangible assets	$5,029	$(2,039)	$2,990	$5,035	$(1,661)	$3,374
Amortization expense related to finite-lived intangible assets was approximately $196 million and $150 million during the three months ended August 2, 2013, and August 3, 2012, respectively, and $392 million and $260 million during the six months ended August 2, 2013, and August 3, 2012. There were no material impairment charges related to intangible assets for the three and six months ended August 2, 2013, and August 3, 2012.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Estimated future annual pre-tax amortization expense of finite-lived intangible assets as of August 2, 2013, over the next five fiscal years and thereafter is as follows:

Fiscal Years	(in millions)
2014 (remaining six months)	$380
2015	681
2016	614
2017	517
2018	372
Thereafter	322
Total	$2,886

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

	Three Months Ended		Six Months Ended
	August 2, 2013	August 3, 2012	August 2, 2013	August 3, 2012
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$760	$862	$762	$888
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties(a)(b)	256	250	498	533
Service obligations honored	(250)	(272)	(494)	(581)
Warranty liability at end of period	$766	$840	$766	$840
Current portion	$490	$538	$490	$538
Non-current portion	276	302	276	302
Warranty liability at end of period	$766	$840	$766	$840

	Three Months Ended		Six Months Ended
	August 2, 2013	August 3, 2012(c)	August 2, 2013(c)	August 3, 2012(c)
	(in millions)
Deferred extended warranty revenue:
Deferred extended warranty revenue at beginning of period	$6,982	$7,044	$7,048	$7,002
Revenue deferred for new extended warranties(b)	1,035	1,027	1,994	2,033
Revenue recognized	(1,013)	(974)	(2,038)	(1,938)
Deferred extended warranty revenue at end of period	$7,004	$7,097	$7,004	$7,097
Current portion	$3,336	$3,344	$3,336	$3,344
Non-current portion	3,668	3,753	3,668	3,753
Deferred extended warranty revenue at end of period	$7,004	$7,097	$7,004	$7,097
____________________

(a)
Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new standard warranty contracts. Dell's warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

(b)	Includes the impact of foreign currency exchange rate fluctuations.

(c)	Prior period amounts have been revised to conform to the current period presentation.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 — SUPPLEMENTAL FINANCIAL INFORMATION

The following table provides information on amounts included in inventories, net and deferred revenue, as of August 2, 2013, and February 1, 2013:

	August 2, 2013	February 1, 2013
	(in millions)
Inventories, net:
Production materials	$618	$593
Work-in-process	348	283
Finished goods	502	506
Total	$1,468	$1,382

	August 2, 2013	February 1, 2013 (a)
	(in millions)
Deferred revenue:
Deferred extended warranty revenue	$7,004	$7,048
Other deferred services revenue	437	497
Total deferred services revenue	7,441	7,545
Deferred revenue - Dell software	685	607
Other deferred revenue	189	192
Total deferred revenue	$8,315	$8,344
Short-term portion	$4,312	$4,373
Long-term portion	4,003	3,971
Total deferred revenue	$8,315	$8,344
____________________
(a) Prior period amounts have been revised to conform to the current period presentation.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is presented in the Condensed Consolidated Statements of Financial Position and is comprised of amounts related to foreign currency translation adjustments, changes in the fair value of Dell's available-for-sale investments, and amounts related to Dell's cash flow hedges. The following table presents changes in accumulated other comprehensive loss, net of tax, by the following components:

	Foreign Currency Translation Adjustments	Available-for-Sale Investments	Cash Flow Hedges	Accumulated Other Comprehensive Loss
	(in millions)
Balances at February 1, 2013	$(68)	$8	$1	$(59)
Other comprehensive income (loss) before reclassifications	(101)	(4)	88	(17)
Amounts reclassified from accumulated other comprehensive loss	—	—	(77)	(77)
Total change for the period	(101)	(4)	11	(94)
Balances at August 2, 2013	$(169)	$4	$12	$(153)

Amounts related to available-for-sale investments are reclassified to net income when gains and losses are realized. See Notes 2 and 3 to the Condensed Consolidated Financial Statements for more information on Dell's investments. Amounts related to

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Dell's cash flow hedges are reclassified to net income during the same period in which the items being hedged are recognized in earnings. In addition, any hedge ineffectiveness related to cash flow hedges is recognized currently in net income. See Note 6 to the Condensed Consolidated Financial Statements for more information on Dell's derivative instruments. The following table presents reclassifications out of accumulated other comprehensive loss, net of tax, which consists entirely of gains and losses related to cash flow hedges, to net income for the three and six months ended August 2, 2013:

	Three Months Ended	Six Months Ended
	(in millions)
Total Reclassifications, net of tax:
Net revenue	$36	$65
Cost of net revenue	9	11
Interest and other, net	(2)	1
Total	$43	$77

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

Pending Merger Litigation - Prior to and shortly following the announcement on February 5, 2013 of the execution of the original merger agreement, described in Note 1 of the Notes to the Condensed Consolidated Financial Statements, twenty-five lawsuits challenging the proposed acquisition of Dell Inc. were filed, of which twenty-one were filed in the Delaware Court of Chancery and four were filed in the District Court of Travis County in Texas. The Delaware actions have been consolidated as In re Dell, Inc. Shareholder Litigation (C.A. No. 8329-CS), and the complaint in one of the actions, City of Roseville Employees Retirement System v. Dell, Inc. et al., was designated as the operative complaint (the “Delaware litigation”). Three of the Texas lawsuits were voluntarily dismissed, without prejudice, and the remaining action, Nelson v. Dell Inc. et al. (Cause No. D-1-GN-13-000220), was stayed by the Texas court on April 4, 2013.
The Delaware litigation is a putative class action filed on behalf of the stockholders of Dell Inc. other than the defendants and their affiliates. The operative complaint, which names as defendants Dell Inc., its directors, Silver Lake Partners, L.P., Silver Lake Technology Investors III, L.P., Silver Lake Partners III, L.P., Silver Lake Partners IV, L.P., the MSDC Investor, Parent, Intermediate and Merger Sub, alleges that the Dell directors breached their fiduciary duties in connection with their approval of the merger agreement and that the entity defendants aided and abetted those breaches. The complaint seeks, among other relief, declaratory and injunctive relief enjoining the merger, and compensatory damages in an unspecified amount. The stayed Texas action makes similar allegations on behalf of the same putative class.
On June 19, 2013, the Delaware Court of Chancery denied plaintiffs' motion in the Delaware litigation for expedited discovery in support of a motion for a preliminary injunction to enjoin the consummation of the merger.
On May 30, 2013, a putative class action was filed in the United States District Court for the Southern District of Texas, captioned John Michael Van Buiten et al. v. Dell Inc. et al. (Docket No. 13-cv-01585). The action names as

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

defendants Dell Inc., its directors, Silver Lake Partners L.P., and the Parent Parties, and asserts disclosure claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 as well as state common law claims for breach of fiduciary duties and aiding and abetting breach of fiduciary duties. The complaint seeks, among other remedies, injunctive relief enjoining the merger.
On August 1, 2013, a group of investment vehicles controlled by Carl Icahn (the “Icahn plaintiffs”) filed a lawsuit in the Delaware Court of Chancery captioned High River Ltd. Partnership et al. v. Dell Inc. et al. (C.A. No. 8762-CS). The action names as defendants Dell Inc. and its directors. The complaint alleges, among other claims, that the directors breached their fiduciary duties in connection with the adjournment of and record date for the special meeting concerning the proposed merger and the scheduling of Dell Inc.'s 2013 annual meeting of stockholders. The complaint seeks declaratory and injunctive relief preventing any change in the record date for the special meeting and requiring that the annual meeting and special meeting be held on the same date.
On August 1, 2013, the Icahn plaintiffs filed a motion for expedited proceedings, which they amended on August 4, 2013. The Icahn plaintiffs also filed on August 13, 2013 a claim under Section 211 of the Delaware General Corporation Law (“DGCL”) asking the Delaware Court of Chancery to set a date for the 2013 annual meeting of stockholders. The motion for expedited proceedings and the Section 211 claim were heard in the Delaware Court of Chancery on August 16, 2013. The Delaware Court of Chancery denied the Icahn plaintiffs' motion for expedited proceedings relating to any alleged breach of fiduciary claims and the parties subsequently agreed to an order setting the annual meeting date to October 17, 2013.
On August 9, 2013, the plaintiffs in the Delaware litigation filed an amended complaint repeating the claims alleged in their original complaint, adding many of the same allegations asserted by the Icahn plaintiffs, and asserting a claim that Dell Inc.'s directors breached their fiduciary duties by amending the original merger agreement to modify the unaffiliated vote condition, changing the record date for the stockholders meeting to vote on the proposal to adopt the amended merger agreement, and not scheduling an annual stockholders meeting within thirteen months of Dell Inc.'s last annual meeting, and a claim that Dell Inc. has violated Section 211 of the DGCL by not holding the annual stockholders meeting by August 13, 2013. The complaint seeks, in addition to the relief sought in the original Delaware litigation complaint, declaratory and injunctive relief directing Dell Inc. to hold an annual meeting in conjunction with the vote on the proposal to adopt the amended merger agreement and enjoining the modification of the unaffiliated vote condition. The plaintiffs in the Delaware litigation also filed a motion for expedited proceedings, asserting that the motion should be granted for the same reasons identified by the Icahn plaintiffs.
The outcome of these lawsuits is uncertain. An adverse judgment for monetary damages could have an adverse effect on the operations and liquidity of Dell Inc. A preliminary injunction could delay or jeopardize the completion of the merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the merger. The defendants believe that the claims that have been asserted against them in the lawsuits are without merit.
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

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

On December 29, 2005, Zentralstelle Für private Überspielungrechte (“ZPÜ”), a joint association of various German collecting societies, instituted arbitration proceedings against Dell's German subsidiary before the Board of Arbitration at the German Patent and Trademark Office in Munich, and subsequently filed a lawsuit in the German Regional Court in Munich on February 21, 2008, seeking levies to be paid on each personal computer sold by Dell in Germany through the end of calendar year 2007. On December 23, 2009, ZPÜ and the German industry association, BCH, reached a settlement regarding audio-video copyright levy litigation (with levies ranging from €3.15 to €13.65 per unit). Dell joined this settlement on February 23, 2010, and has paid the amounts due under the settlement. However, because the settlement agreement expired on December 31, 2010, the amount of levies payable after calendar year 2010, as well as Dell's ability to recover such amounts through increased prices, remains uncertain. German courts are also considering a lawsuit originally filed in July 2004 by VG Wort, a German collecting society representing certain copyright holders, against Hewlett-Packard Company in the Stuttgart Civil Court seeking levies on printers, and a lawsuit originally filed in September 2003 by the same plaintiff against Fujitsu Siemens Computer GmbH in Munich Civil Court in Munich, Germany seeking levies on personal computers. In each case, the civil and appellate courts held that the subject classes of equipment were subject to levies. In July 2011, the German Federal Supreme Court, to which the lower court holdings have been appealed, referred each case to the Court of Justice of the European Union (the "ECJ"), submitting a number of legal questions on the interpretation of the European Copyright Directive which the German Federal Supreme Court deems necessary for its decision. In June 2013, the ECJ issued a ruling remitting the case back to the German Federal Supreme Court. Dell has not accrued any liability in either matter, as Dell does not believe there is a probable and estimable claim.

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

As of August 2, 2013, Dell does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, Dell's business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on Dell's business, financial condition, results of operations, or cash flows will depend on a number of

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 — INCOME AND OTHER TAXES

Dell's effective income tax rate was 6.9% and 12.7% for the three months ended August 2, 2013, and August 3, 2012, respectively, and 11.4% and 16.1% for the six months ended August 2, 2013, and August 3, 2012, respectively. The decrease in Dell's effective tax rate was primarily driven by discrete items resulting in a net tax benefit of approximately $26 million for the six months of Fiscal 2014, none of which individually exceeded $26 million. These amounts included tax benefits from the expiration of statutes for certain foreign jurisdictions and other adjustments to estimated tax provisions for various jurisdictions. The effect of these items on Dell's tax rate for the three and six months ended August 2, 2013 were offset in part by an increase in expenses that are not recognized for tax purposes as a relative percentage of pre-tax income. In addition, pre-tax income for the three and six months ended August 2, 2013 includes the Merger-Related Costs, which were primarily incurred in higher tax jurisdictions.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 35% principally result from Dell's geographical distribution of taxable income and differences between the book and tax treatment of certain items. In certain jurisdictions, Dell's tax rate is significantly less than the applicable statutory rate as a result of tax holidays. Dell's significant tax holidays expire in whole or in part during fiscal years 2017 through 2022. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The income tax rate for future quarters of Fiscal 2014 will be impacted by the actual mix of jurisdictions in which income is generated.

Dell is currently under income tax audits in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which Dell is subject include fiscal years 2000 through 2013. As a result of these audits, Dell maintains ongoing discussions and negotiations relating to tax matters with the taxing authorities in these jurisdictions. Dell believes that it has provided adequate reserves related to all matters contained in tax periods open to examination.

Dell's U.S. federal income tax returns for fiscal years 2007 through 2009 are currently under examination by the Internal Revenue Service (“IRS”). During the first six months of Fiscal 2014, the IRS issued a revised Revenue Agent's Report for fiscal years 2004 through 2006 proposing certain assessments primarily related to transfer pricing matters. Dell disagrees with certain of the proposed assessments and is contesting them through the IRS administrative appeals procedures. Should Dell experience an unfavorable outcome in the IRS matter, such an outcome could have a material impact on its results of operations, financial position, and cash flows.

Judgment is required in evaluating Dell's uncertain tax positions and determining Dell's provision for income taxes. Dell's net unrecognized tax benefits, included in other non-current liabilities in the Condensed Consolidated Statements of Financial Position, were $2.9 billion as of both August 2, 2013, and February 1, 2013, respectively. If recognized, these tax benefits would favorably impact Dell's effective tax rate. Although the timing of income tax audit resolutions and negotiations with taxing authorities is highly uncertain, Dell does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

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

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 — EARNINGS PER SHARE
Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Dell excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Accordingly, certain stock-based incentive awards have been excluded from the calculation of diluted earnings per share, totaling 86 million and 135 million common shares for the three months ended August 2, 2013, and August 3, 2012, respectively, and 85 million and 121 million for the six months ended August 2, 2013, and August 3, 2012, respectively.
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended August 2, 2013, and August 3, 2012:

	Three Months Ended		Six Months Ended
	August 2, 2013	August 3, 2012	August 2, 2013	August 3, 2012
	(in millions, except per share amounts)
Numerator:
Net income	$204	$732	$334	$1,367
Denominator:
Weighted-average shares outstanding:
Basic	1,757	1,747	1,752	1,753
Effect of dilutive options, restricted stock units, restricted stock, and other	7	6	11	11
Diluted	1,764	1,753	1,763	1,764
Earnings per share:
Basic	$0.12	$0.42	$0.19	$0.78
Diluted	$0.12	$0.42	$0.19	$0.77

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
Dell has recast prior period amounts to be consistent with the reorganized segment structure. The change in Dell's segments did not impact Dell's previously reported consolidated net revenue, gross margin, operating income, net income, or earnings per share.
The reportable segments disclosed herein are based on information reviewed by Dell's management to evaluate the segment results. Dell's measure of segment operating income for management reporting purposes excludes amortization of intangible assets, severance and facility action costs and acquisition-related charges, unallocated corporate expenses, and the Merger-

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Related Costs. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for more information on the proposed merger. Dell does not allocate assets to the above reportable segments for internal reporting purposes.

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present net revenue and operating income by Dell's reportable segments for the respective periods:

	Three Months Ended
	August 2, 2013
	End-User Computing	Enterprise Solutions Group	Dell Software Group	Dell Services	Total Segments
	(in millions)
Net Revenue:
External revenue	$8,899	$3,173	$310	$2,132	$14,514
Internal revenue (a)	240	151	—	4	395
Total segment revenue	$9,139	$3,324	$310	$2,136	$14,909
Segment operating income (loss)	$205	$137	$(62)	$339	$619

	August 3, 2012
	End-User Computing	Enterprise Solutions Group	Dell Software Group	Dell Services	Total Segments
	(in millions)
Net Revenue:
External revenue	$9,353	$2,941	$95	$2,094	$14,483
Internal revenue (a)	218	145	—	3	366
Total segment revenue	$9,571	$3,086	$95	$2,097	$14,849
Segment operating income (loss)	$696	$151	$(11)	$336	$1,172

	Six Months Ended
	August 2, 2013
	End-User Computing	Enterprise Solutions Group	Dell Software Group	Dell Services	Total Segments
	(in millions)
Net Revenue:
External revenue	$17,613	$6,132	$605	$4,238	$28,588
Internal revenue (a)	446	285	—	7	738
Total segment revenue	$18,059	$6,417	$605	$4,245	$29,326
Segment operating income (loss)	$429	$273	$(147)	$709	$1,264

	August 3, 2012
	End-User Computing	Enterprise Solutions Group	Dell Software Group	Dell Services	Total Segments
	(in millions)
Net Revenue:
External revenue	$18,985	$5,622	$133	$4,165	$28,905
Internal revenue (a)	418	280	—	5	703
Total segment revenue	$19,403	$5,902	$133	$4,170	$29,608
Segment operating income (loss)	$1,335	$230	$(17)	$674	$2,222
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

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present a reconciliation of total segment revenue and operating income to consolidated net revenue and operating income, respectively, for the periods presented below:

	Three Months Ended		Six Months Ended
	August 2, 2013	August 3, 2012	August 2, 2013	August 3, 2012
	(in millions)
Consolidated Net Revenue:
Total segment revenue	$14,909	$14,849	$29,326	$29,608
Less internal revenue	(395)	(366)	(738)	(703)
Total consolidated net revenue	$14,514	$14,483	$28,588	$28,905

Consolidated Operating Income:
Segment operating income	$619	$1,172	$1,264	$2,222
Unallocated corporate expenses (a)	(17)	(49)	(72)	(89)
Amortization of intangible assets	(196)	(150)	(392)	(260)
Severance and facility actions and acquisition-related costs (b)	(87)	(72)	(167)	(148)
Other (c)	(47)	—	(135)	—
Total consolidated operating income	$272	$901	$498	$1,725
____________________

(a)	Unallocated corporate expenses include broad based long-term incentives, certain short-term incentive compensation expenses, and other corporate items that are not allocated to Dell's segments.

(b)	Acquisition-related costs consist primarily of retention payments, integration costs, and consulting fees.

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

DELL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents net revenue by product and services categories:

	Three Months Ended		Six Months Ended
	August 2, 2013	August 3, 2012	August 2, 2013	August 3, 2012
	(in millions)
Net Revenue:
End-User Computing:
Desktops and thin client	$3,550	$3,504	$6,823	$6,839
Mobility	3,569	3,946	7,187	8,274
Third-party software and peripherals	2,020	2,121	4,049	4,290
Total EUC revenue	9,139	9,571	18,059	19,403

Enterprise Solutions Group:
Servers, peripherals, and networking	2,892	2,622	5,561	4,965
Storage	432	464	856	937
Total ESG revenue	3,324	3,086	6,417	5,902

Dell Software Group(a):
Total Dell Software Group revenue	310	95	605	133

Dell Services:
Support and deployment	1,223	1,192	2,425	2,368
Infrastructure, cloud, and security	601	574	1,213	1,124
Applications and business process	312	331	607	678
Total Dell Services revenue	2,136	2,097	4,245	4,170

Total segment revenue	14,909	14,849	29,326	29,608
Less internal revenue	(395)	(366)	(738)	(703)
Total consolidated net revenue	$14,514	$14,483	$28,588	$28,905
____________________

(a)	Includes the results of Dell's Fiscal 2013 software acquisitions from their respective acquisition dates.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All percentage amounts and ratios presented in this management's discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal periods. Our fiscal year is the 52 or 53 week period ending on the Friday nearest January 31. The fiscal year ending January 31, 2014 ("Fiscal 2014") will be a 52 week period. Unless the context indicates otherwise, references in this management’s discussion and analysis to “we,” “us,” “our” and “Dell” mean Dell Inc. and our consolidated subsidiaries. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K, as amended, for the fiscal year ended February 1, 2013, and the Consolidated Financial Statements and related notes included in that report.

INTRODUCTION
We are a leading global information technology company that offers our customers a broad range of products and services. We built our reputation through listening to customers and developing solutions that meet their needs. During the first quarter of Fiscal 2014, we completed the reorganization of our operating segments from the customer-centric segments we maintained through Fiscal 2013 to operating segments based on the following product and services business units: End-User Computing (“EUC”), the Enterprise Solutions Group (“ESG”), the Dell Software Group, and Dell Services. We believe that aligning our operating segments with our product and services business units will allow us to better serve and demonstrate our scalable end-to-end solutions capabilities to our customers and execute our strategy. We began managing and reporting in this new structure in the first quarter of Fiscal 2014. See below for more information on our current operating segments:

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

For further discussion regarding our operating segments, see "Results of Operations - Segment Discussion" in this management's discussion and analysis and Note 14 of the Notes to the Condensed Consolidated Financial Statements included in “Part I - Item 1 - Financial Statements.”
A few years ago, we initiated a broad transformation of the company to become a leading provider of scalable end-to-end technology solutions, and we remain focused on this strategy. A key component of this transformation is to continue shifting our portfolio to products and services that provide higher-value and recurring revenue streams over time. As part of this strategy, we are expanding our ESG, software, and services offerings. We believe the most attractive areas for profitable growth in this business include data center and information management, cloud computing, and software. Our EUC offerings also continue to be an important element of our strategic transformation, and we believe the expansion of our EUC offerings is critical to our long-term success.
To complement this strategy, since the beginning of Fiscal 2012, we have completed a significant number of acquisitions that bring many new capabilities to Dell in areas such as scalable storage solutions, application migration, and software. We completed several of these acquisitions in Fiscal 2013, including our acquisitions of SonicWALL, Inc. ("SonicWALL"), Wyse Technology Inc., and Quest Software, Inc. ("Quest Software"). The comparability of our results of operations for the second quarter and first six months of Fiscal 2014 compared to the same periods in Fiscal 2013 is affected by these acquisitions, although the impact is not material.

On February 5, 2013, we announced that we had signed a definitive agreement and plan of merger to be acquired by Denali Holding Inc., a Delaware corporation owned by Michael S. Dell, Chairman, Chief Executive Officer and founder of Dell, and investment funds affiliated with Silver Lake Partners, a global private equity firm. On August 2, 2013, we announced that we had entered into a revised definitive merger agreement with the above parties. For more information on this proposed transaction, see Note 1 of the Notes to the Condensed Consolidated Financial Statements included in “Part I - Item 1 - Financial Statements.”

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

RESULTS OF OPERATIONS
Consolidated Operations
The following table summarizes our consolidated results of operations for the three and six months ended August 2, 2013, and August 3, 2012:

	Three Months Ended					Six Months Ended
	August 2, 2013			August 3, 2012		August 2, 2013			August 3, 2012
	Dollars	% of Revenue	% Change	Dollars	% of Revenue	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except per share amounts and percentages)
Net revenue:
Product	$11,326	78.0%	(1)%	$11,403	78.7%	$22,228	77.8%	(3)%	$22,826	79.0%
Services, including software related	3,188	22.0%	4%	3,080	21.3%	6,360	22.2%	5%	6,079	21.0%
Total net revenue	$14,514	100.0%	—%	$14,483	100.0%	$28,588	100.0%	(1)%	$28,905	100.0%
Gross margin:
Product	$1,559	13.8%	(27)%	$2,123	18.6%	$3,217	14.5%	(24)%	$4,216	18.5%
Services, including software related	1,130	35.5%	11%	1,015	32.9%	2,219	34.9%	12%	1,989	32.7%
Total gross margin	$2,689	18.5%	(14)%	$3,138	21.6%	$5,436	19.0%	(12)%	$6,205	21.5%
Operating expenses	$2,417	16.6%	8%	$2,237	15.4%	$4,938	17.3%	10%	$4,480	15.5%
Operating income	$272	1.9%	(70)%	$901	6.2%	$498	1.7%	(71)%	$1,725	6.0%
Net income	$204	1.4%	(72)%	$732	5.1%	$334	1.2%	(76)%	$1,367	4.7%
Earnings per share - diluted	$0.12	N/A	(71)%	$0.42	N/A	$0.19	N/A	(75)%	$0.77	N/A

Other Financial Information(a)
Non-GAAP gross margin	$2,839	19.6%	(13)%	$3,270	22.6%	$5,738	20.1%	(11)%	$6,437	22.3%
Non-GAAP operating expenses	$2,237	15.4%	4%	$2,147	14.8%	$4,546	15.9%	6%	$4,304	14.9%
Non-GAAP operating income	$602	4.1%	(46)%	$1,123	7.8%	$1,192	4.2%	(44)%	$2,133	7.4%
Non-GAAP net income	$433	3.0%	(51)%	$875	6.0%	$805	2.8%	(51)%	$1,636	5.7%
Non-GAAP earnings per share - diluted	$0.25	N/A	(50)%	$0.50	N/A	$0.46	N/A	(51)%	$0.93	N/A
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

Overview

During the second quarter and first six months of Fiscal 2014, our total net revenue was effectively unchanged and decreased 1%, respectively. Overall, declines in revenue from End-User Computing were largely offset by increases in revenue from the Enterprise Solutions Group, the Dell Software Group, and Dell Services. Results from the Dell Software Group, which primarily consist of Quest Software and SonicWALL results, were attributable to our Fiscal 2013 software acquisitions. Our EUC business continues to be impacted by an overall decline in the industry, competition from alternative mobile solutions, and a competitive pricing environment.

For the second quarter and first six months of Fiscal 2014, net revenue from our EUC segment decreased 5% and 7%, respectively, driven by a decline in mobility revenue, as we continued to experience a weakened demand environment in this business, as well as competitive pricing pressures. Revenue results attributable to our other operating segments were more favorable, led by an 8% and 9% increase from ESG during the second quarter and first six months of Fiscal 2014, respectively. These increases were driven by strong revenue growth from our servers business, particularly our hyper-scale data center servers, during the second quarter and first six months of Fiscal 2014. Revenue from Dell Services increased 2% during both the second quarter and first six months of Fiscal 2014, as a result of increases in revenue from support and deployment services, as well as infrastructure, cloud, and security services, the effect of which was partially offset by a decrease in revenue from applications and business process services. Our Fiscal 2013 software acquisitions contributed approximately 2% of total segment revenue for both the second quarter and first six months of Fiscal 2014. In aggregate, segment revenue from ESG, the Dell Software Group, and Dell Services represented approximately 39% and 38% of total segment revenue for the second quarter and first six months of Fiscal 2014, respectively, compared to 36% and 34% for the second quarter and first six months of Fiscal 2013, respectively.

Our consolidated operating income as a percentage of net revenue decreased 430 basis points during both the second quarter and first six months of Fiscal 2014 to 1.9% and 1.7%, respectively. EUC operating income as a percentage of net revenue decreased 510 basis points and 450 basis points to 2.2% and 2.4%, respectively, during the second quarter and first six months of Fiscal 2014. These results are primarily attributable to adjustments we made to our pricing strategy, as we continue to balance profitability and share growth. The Dell Software Group generated operating loss percentages of 20.1% and 24.3% for the second quarter and first six months of Fiscal 2014, respectively, as we continued to invest in our software capabilities with additional sales capacity and spending for research, development, and engineering activities. Operating income results attributable to ESG and Dell Services were mixed during the period. Operating income as a percentage of revenue for ESG during the second quarter and first six months of Fiscal 2014 decreased 80 basis points and increased 40 basis points to 4.1% and 4.3%, respectively. The decline in operating income as a percentage of revenue during the second quarter of Fiscal 2014 was primarily due to a decline in product gross margins as we adjusted our server pricing strategy to improve our share position in a competitive market. As a percentage of revenue, operating income attributable to Dell Services decreased 10 basis points and increased 50 basis points to 15.9% and 16.7% during the second quarter and first six months of Fiscal 2014, respectively. In aggregate, operating income from ESG, the Dell Software Group, and Dell Services represented approximately 67% and 66% of total segment operating income for the second quarter and first six months of Fiscal 2014, respectively, compared to 41% and 40% for the second quarter and first six months of Fiscal 2013, respectively.

As of August 2, 2013, we had $13.9 billion of total cash, cash equivalents, and investments and $6.8 billion in total debt. In comparison, as of February 1, 2013, we had $15.3 billion of total cash, cash equivalents, and investments and $9.1 billion in total debt. Cash provided by operating activities was $1.6 billion and $0.5 billion for the first six months of Fiscal 2014 and Fiscal 2013, respectively. This increase in cash generated by operating activities was driven by favorable changes in working capital, partially offset by a decline in net income during the current period. During the first six months of Fiscal 2014, we continued to maintain an efficient cash conversion cycle as well as strong cash and investment positions.

We remain fully committed to our strategy to become a leading provider of scalable end-to-end technology solutions that accelerate results for our customers. While the environment remains challenging, we are encouraged by the customer response to our broadened set of solutions. In the long-run, we believe that we will grow revenue and operating income through the expansion of our enterprise solutions, services, and software businesses and the strategic expansion of our EUC offerings.
Revenue

•
Product Revenue — Product revenue decreased 1% and 3% during the second quarter and first six months of Fiscal 2014, respectively. Overall, these declines were driven by decreases in revenue from our EUC segment, which were partially offset by increases in revenue from ESG and to a lesser extent, increases in revenue from the Dell Software Group, due to our Fiscal 2013 software acquisitions.

•
Services Revenue, including software related — Services revenue, including software related, includes revenue from Dell Services, third-party software revenue, and support services related to Dell-owned software offerings. Revenue attributable to these services increased 4% and 5% during the second quarter and first six months of Fiscal 2014, respectively, driven by support services from Dell-owned software offerings, due to our Fiscal 2013 software acquisitions. Software related services, including third-party offerings, represented 34% of services revenue for both the second quarter and first six months of Fiscal 2014, respectively, compared to 32% of services revenue for both the second quarter and first six months of Fiscal 2013, respectively. Services revenue, excluding software related, increased 1% and 2%, respectively, during the second quarter and first six months of Fiscal 2014.

See "Segment Discussion" below for further information regarding product revenue and revenue from the Dell Software Group and Dell Services.

During the second quarter and first six months of Fiscal 2014, revenue from outside the U.S. decreased 1% and 4%, respectively, while revenue from the U.S. increased 1% during the same periods. Revenue from outside the U.S. represented

48% and 49% of total net revenue for the second quarter and first six months of Fiscal 2014, respectively, compared to 49% and 50% for the second quarter and first six months of Fiscal 2013, respectively. Revenue from most emerging countries declined during the first six months of Fiscal 2014, as we continued to experience a competitive environment in these regions. We continue to view these geographical markets, which include the vast majority of the world's population, as a long-term growth opportunity. Accordingly, we continue to pursue development of technology solutions that meet the needs of these markets.

We manage our business on a U.S. dollar basis and factor foreign currency exchange rate movements into our pricing decisions. In addition, we utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time.  As a result of our hedging programs, the impact of foreign currency movements was not material to our total net revenue for the second quarter and first six months of Fiscal 2014.
Gross Margin

•
Products — During the second quarter and first six months of Fiscal 2014, product gross margins decreased in absolute dollars and in gross margin percentage. Product gross margin percentage decreased from 18.6% to 13.8% for the second quarter of Fiscal 2014 and from 18.5% to 14.5% for the first six months of Fiscal 2014. These significant declines in product gross margins were primarily attributable to our EUC operating segment, where we continue to adjust our pricing strategy in a competitive environment to improve our share position in this business.

•
Services, including software related — During the second quarter and first six months of Fiscal 2014, our gross margin for services, including software related, increased in absolute dollars and in gross margin percentage. Our gross margin percentage for services, including software related, increased from 32.9% to 35.5% for the second quarter of Fiscal 2014 and from 32.7% to 34.9% for the first six months of Fiscal 2014. This increase was driven by higher gross margin percentages from services attributable to the Dell Software Group, which includes the results of our Fiscal 2013 software acquisitions.

During the second quarter of Fiscal 2014, our total gross margin decreased 14% to $2.7 billion on a GAAP basis and 13% to $2.8 billion on a non-GAAP basis. For the first six months of Fiscal 2014, our total gross margin decreased 12% to $5.4 billion on a GAAP basis and 11% to $5.7 billion on a non-GAAP basis. Gross margin on a GAAP basis for the second quarter and first six months of Fiscal 2014 and Fiscal 2013 includes the effects of amortization of intangible assets and of severance and facility action costs and acquisition-related charges. As set forth in the reconciliation under "Non-GAAP Financial Measures" below, these items are excluded from the calculation of non-GAAP gross margin for the second quarter and first six months of Fiscal 2014 and Fiscal 2013. Amortization of intangible assets included in GAAP gross margin increased 30% to $141 million during the second quarter of Fiscal 2014 and 43% to $281 million during the first six months of Fiscal 2014. These increases were primarily attributable to an increase in purchased intangible assets over the period.

Vendor Programs and Settlements

Our gross margin is affected by our ability to achieve competitive pricing with our vendors and contract manufacturers, including through our negotiation of a variety of vendor rebate programs to achieve lower net costs for the various components we include in our products. Under these programs, vendors provide us with rebates or other discounts from the list prices for the components, which are generally elements of their pricing strategy. We account for vendor rebates and other discounts as a reduction in cost of net revenue. We manage our costs on a total net cost basis, which includes supplier list prices reduced by vendor rebates and other discounts.

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally not long-term in nature, but instead are typically negotiated at the beginning of each quarter. Because of the fluid nature of these ongoing negotiations, which reflect changes in the competitive environment, the timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the second quarter and first six months of Fiscal 2014 and Fiscal 2013 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant programmatic changes to vendor pricing or rebate programs that may impact our results in the near term.

In addition, we have pursued legal action against certain vendors and are currently involved in negotiations with other vendors regarding their past pricing practices. We have negotiated settlements with some of these vendors and may have additional settlements in future quarters. These settlements are allocated to our segments based on the relative amount of affected vendor products used by each segment. Our gross margins for the second quarter and first six months of Fiscal 2014 were not affected by negotiated vendor settlements.

Operating Expenses
The following table presents information regarding our operating expenses for the three and six months ended August 2, 2013, and August 3, 2012:

	Three Months Ended					Six Months Ended
	August 2, 2013			August 3, 2012		August 2, 2013			August 3, 2012
	Dollars	% of Revenue	% Change	Dollars	% of Revenue	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$2,097	14.4%	6%	$1,976	13.6%	$4,305	15.1%	8%	$3,985	13.8%
Research, development, and engineering	320	2.2%	23%	261	1.8%	633	2.2%	28%	495	1.7%
Total operating expenses	$2,417	16.6%	8%	$2,237	15.4%	$4,938	17.3%	10%	$4,480	15.5%

Other Financial Information
Non-GAAP operating expenses (a)	$2,237	15.4%	4%	$2,147	14.8%	$4,546	15.9%	6%	$4,304	14.9%

(a) For a reconciliation of non-GAAP operating expenses to operating expenses prepared in accordance with GAAP, see “Non-GAAP Financial Measures” below.

•
Selling, General, and Administrative — During the second quarter and first six months of Fiscal 2014, selling, general, and administrative ("SG&A") expenses increased 6% and 8%, respectively, driven by an increase in compensation-related expenses during the period, as well as costs associated with our proposed merger. Compensation-related expenses, excluding severance and special performance-based retention cash awards granted in the first quarter of Fiscal 2014, increased 5% and 6% during the second quarter and first six months of Fiscal 2014, respectively, primarily due to our Fiscal 2013 acquisitions.

•
Research, Development, and Engineering — Research, development, and engineering ("RD&E") expenses were 2.2% of net revenue for both the second quarter and first six months of Fiscal 2014. In comparison, RD&E expenses as a percentage of net revenue were 1.8% and 1.7% for the second quarter and first six months of Fiscal 2013, respectively. The increase in the current periods was driven by investments in our software capabilities, as we continue to believe that software will play an increasingly important role in our strategy to become a leading provider of scalable end-to-end technology solutions.

Total operating expenses for the second quarter of Fiscal 2014 increased 8% to $2.4 billion on a GAAP basis and 4% to $2.2 billion on a non-GAAP basis. Total operating expenses for the first six months of Fiscal 2014 increased 10% to $4.9 billion on a GAAP basis and 6% to $4.5 billion on a non-GAAP basis. Operating expenses on a GAAP basis for the second quarter and first six months of Fiscal 2014 and Fiscal 2013 include the effects of amortization of intangible assets and of severance and facility action costs and acquisition-related charges. In addition, operating expenses on a GAAP basis for the second quarter and first six months of Fiscal 2014 include expenses associated with the proposed merger, which include transaction costs as well as special performance-based retention cash awards granted to certain key employees in the first quarter of Fiscal 2014 (the "Merger-Related Costs"). As set forth in the reconciliation under “Non-GAAP Financial Measures” below, all of these costs are excluded from the calculation of non-GAAP operating expenses for the second quarter and first six months of Fiscal 2014 and Fiscal 2013. In aggregate, these charges increased $90 million to $180 million during the second quarter of Fiscal 2014 as a result of an increase in severance and facility action costs as well as the Merger-Related Costs. From time to time, we incur severance and facility action costs, which includes headcount reductions, as well as other cost reduction programs, in an effort to manage our operating expenses. During the first six months of Fiscal 2014, costs excluded from the calculation of non-GAAP operating expenses increased $216 million to $392 million. This increase was primarily attributable to the Merger-Related Costs as well as an increase in amortization for purchased intangible assets during the period.

Operating and Net Income

•
Operating Income — During the second quarter and first six months of Fiscal 2014, operating income decreased in dollars and as a percentage of revenue. During the second quarter of Fiscal 2014, operating income dollars and percentage declined 70% and 430 basis points, respectively, on a GAAP basis, and 46% and 370 basis points, respectively, on a non-GAAP basis. During the first six months of Fiscal 2014, operating income dollars and percentage declined 71% and 430 basis points, respectively, on a GAAP basis, and 44% and 320 basis points, respectively, on a non-GAAP basis. The decreases in non-GAAP operating income percentages were driven by declines in product gross margin percentage, primarily attributable to EUC. The effects of these declines were slightly offset by improved gross margin percentages for services, including software related. In addition, operating expenses as a percentage of revenue increased during the second quarter and first six months of Fiscal 2014. Operating income on a GAAP basis for the second quarter and first six months of Fiscal 2014 includes increases in amortization of intangibles as well as the Merger-Related Costs.

•
Net Income — During the second quarter and first six months of Fiscal 2014, net income decreased in dollars and as a percentage of revenue. During the second quarter of Fiscal 2014, net income decreased 72% to $204 million on a GAAP basis and 51% to $433 million on a non-GAAP basis. During the first six months of Fiscal 2014, net income decreased 76% to $334 million on a GAAP basis and 51% to $805 million on a non-GAAP basis. Net income on a GAAP and non-GAAP basis was impacted by decreases in operating income, though the effects on net income on a GAAP basis were partially offset by a lower effective tax rate.

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

The table below presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for each of the three and six months ended August 2, 2013, and August 3, 2012:

	Three Months Ended			Six Months Ended
	August 2, 2013	% Change	August 3, 2012	August 2, 2013	% Change	August 3, 2012
	(in millions, except per share amounts and percentages)
GAAP gross margin	$2,689	(14)%	$3,138	$5,436	(12)%	$6,205
Non-GAAP adjustments:
Amortization of intangibles	141		109	281		197
Severance and facility actions and acquisition-related costs	8		23	18		35
Other	1		—	3		—
Non-GAAP gross margin	$2,839	(13)%	$3,270	$5,738	(11)%	$6,437

GAAP operating expenses	$2,417	8%	$2,237	$4,938	10%	$4,480
Non-GAAP adjustments:
Amortization of intangibles	(55)		(41)	(111)		(63)
Severance and facility actions and acquisition-related costs	(79)		(49)	(149)		(113)
Other	(46)		—	(132)		—
Non-GAAP operating expenses	$2,237	4%	$2,147	$4,546	6%	$4,304

GAAP operating income	$272	(70)%	$901	$498	(71)%	$1,725
Non-GAAP adjustments:
Amortization of intangibles	196		150	392		260
Severance and facility actions and acquisition-related costs	87		72	167		148
Other	47		—	135		—
Non-GAAP operating income	$602	(46)%	$1,123	$1,192	(44)%	$2,133

GAAP net income	$204	(72)%	$732	$334	(76)%	$1,367
Non-GAAP adjustments:
Amortization of intangibles	196		150	392		260
Severance and facility actions and acquisition-related costs	87		72	167		148
Other	47		—	135		—
Aggregate adjustment for income taxes	(101)		(79)	(223)		(139)
Non-GAAP net income	$433	(51)%	$875	$805	(51)%	$1,636

GAAP earnings per share - diluted	$0.12	(71)%	$0.42	$0.19	(75)%	$0.77
Non-GAAP adjustments per share - diluted	0.13		0.08	0.27		0.16
Non-GAAP earnings per share - diluted	$0.25	(50)%	$0.50	$0.46	(51)%	$0.93

	Three Months Ended		Six Months Ended
	August 2, 2013	August 3, 2012	August 2, 2013	August 3, 2012
Percentage of Total Net Revenue
GAAP gross margin	18.5%	21.6%	19.0%	21.5%
Non-GAAP adjustments	1.1%	1.0%	1.1%	0.8%
Non-GAAP gross margin	19.6%	22.6%	20.1%	22.3%

GAAP operating expenses	16.6%	15.4%	17.3%	15.5%
Non-GAAP adjustments	(1.2)%	(0.6)%	(1.4)%	(0.6)%
Non-GAAP operating expenses	15.4%	14.8%	15.9%	14.9%

GAAP operating income	1.9%	6.2%	1.7%	6.0%
Non-GAAP adjustments	2.2%	1.6%	2.5%	1.4%
Non-GAAP operating income	4.1%	7.8%	4.2%	7.4%

GAAP net income	1.4%	5.1%	1.2%	4.7%
Non-GAAP adjustments	1.6%	0.9%	1.6%	1.0%
Non-GAAP net income	3.0%	6.0%	2.8%	5.7%
Segment Discussion
During the first quarter of Fiscal 2014, we completed the reorganization of our operating segments from the customer-centric segments we maintained through Fiscal 2013 to operating segments based on the following four product and services business units:

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

Our measure of segment operating income for management reporting purposes excludes amortization of intangible assets, severance and facility action costs and acquisition-related charges, unallocated corporate expenses, and the Merger-Related Costs. In aggregate, these costs were $347 million and $271 million for the second quarter of Fiscal 2014 and Fiscal 2013, respectively, and $766 million and $497 million for the first six months of Fiscal 2014 and Fiscal 2013, respectively. These increases were driven by the Merger-Related Costs as well as an increase in amortization of intangible assets during the second quarter and first six months of Fiscal 2014. In addition, segment results include internal revenue transactions, which primarily consist of origination fees related to the sale of extended warranty services within EUC and ESG.

See Note 14 of the Notes to the Condensed Consolidated Financial Statements included in “Part I — Item 1— Financial Statements” for additional information and a reconciliation of segment revenue and operating income to consolidated revenue and operating income.

End-User Computing:

The following table presents revenue and operating income attributable to our EUC operating segment for the three and six months ended August 2, 2013, and August 3, 2012:

	Three Months Ended			Six Months Ended
	August 2, 2013	% Change	August 3, 2012	August 2, 2013	% Change	August 3, 2012
	(in millions, except percentages)
Net Revenue:
Desktops and thin client	$3,550	1%	$3,504	$6,823	—%	$6,839
Mobility	3,569	(10)%	3,946	7,187	(13)%	8,274
Third-party software and peripherals	2,020	(5)%	2,121	4,049	(6)%	4,290
Total EUC revenue	$9,139	(5)%	$9,571	$18,059	(7)%	$19,403

Operating Income:
EUC operating income	$205	(71)%	$696	$429	(68)%	$1,335
% of segment revenue	2.2%		7.3%	2.4%		6.9%

During the second quarter of Fiscal 2014, EUC experienced a 5% decrease in net revenue, driven by a 10% decline in revenue from our mobility products. This decrease was attributable to a 6% decline in unit sales due to an overall decline in the industry as well as competition from alternative mobile devices. In addition, we experienced a 4% decrease in average selling prices for our mobility offerings during the period as we continue to adjust our pricing strategy in a competitive environment to improve our share position. During the second quarter of Fiscal 2014, revenue from third-party software and peripherals decreased 5%, as we continued to experience a decrease in unit sales of our mobility offerings. Slightly mitigating these declines, revenue from desktop PCs and thin client products increased 1% during the second quarter of Fiscal 2014. This slight increase was attributable to a 4% increase in unit sales for desktops and thin client products, largely offset by a 3% decline in average selling prices. At a regional level, EUC revenue declined across all regions during the second quarter of Fiscal 2014, led by a decline in revenue from Europe, the Middle East and Africa ("EMEA").

During the first six months of Fiscal 2014, EUC experienced a 7% decrease in net revenue, driven by a 13% decline in revenue from our mobility products. The decrease in mobility revenue was attributable to a 13% decline in unit sales resulting from a challenging demand environment. Average selling prices for our mobility offerings were essentially unchanged during the first six months of Fiscal 2014, compared to the same period in Fiscal 2013. During the first six months of Fiscal 2014, revenue from third-party software and peripherals decreased 6%, as we continued to experience a decrease in unit sales of our mobility offerings, which limited the sales volume of third-party software and peripherals. Revenue from desktop PCs and thin client products was essentially unchanged during the first six months of Fiscal 2014. Unit sales for desktops and thin client products increased 4%, but this favorability was offset by a 4% decline in average selling prices during the first six months of Fiscal 2014. At a regional level, EUC revenue declined across all regions during the first six months of Fiscal 2014, led by a decline in revenue from Asia Pacific and Japan ("APJ").

During the second quarter and first six months of Fiscal 2014, EUC's operating income as a percentage of revenue decreased 510 basis points and 450 basis points to 2.2% and 2.4%, respectively. These declines were primarily attributable to declines in gross margin percentages for our products, as we continued to face a competitive environment and adjusted our pricing strategy to improve our share position.

Enterprise Solutions Group:
The following table presents revenue and operating income attributable to our ESG operating segment for the three and six months ended August 2, 2013, and August 3, 2012:

	Three Months Ended			Six Months Ended
	August 2, 2013	% Change	August 3, 2012	August 2, 2013	% Change	August 3, 2012
	(in millions, except percentages)
Net Revenue:
Servers, peripherals, and networking	$2,892	10%	$2,622	$5,561	12%	$4,965
Storage	432	(7)%	464	856	(9)%	937
Total ESG revenue	$3,324	8%	$3,086	$6,417	9%	$5,902

Operating Income:
ESG operating income	$137	(9)%	$151	$273	19%	$230
% of segment revenue	4.1%		4.9%	4.3%		3.9%

During the second quarter of Fiscal 2014, ESG experienced an 8% increase in net revenue, driven by a 10% increase in revenue from servers, peripherals, and networking. Overall, this increase was primarily attributable to strong revenue growth from our server business, particularly our hyper-scale data center servers. Average selling prices for our servers increased 14% during the second quarter of Fiscal 2014 due to a shift in product mix towards our new-generation servers, while unit sales for our servers decreased 3% during the same period. The increase in revenue from servers, peripherals, and networking was partially offset by a 7% decline in storage revenue during the second quarter of Fiscal 2014 due to competitive pressures on our portfolio of storage products. We are continuing to develop scalable and innovative solutions to generate growth in this business. At a regional level, ESG revenue increased across all regions during the second quarter of Fiscal 2014, led by an increase in revenue from APJ and the U.S.

During the first six months of Fiscal 2014, ESG experienced a 9% increase in net revenue, driven by a 12% increase in revenue from servers, peripherals, and networking. Overall, this increase was primarily attributable to strong revenue growth from our servers business during the first six months of Fiscal 2014. Average selling prices for our servers increased 15% during the first six months of Fiscal 2014, while unit sales for our servers decreased 2% over the same period. The increase in revenue from servers, peripherals, and networking was partially offset by a 9% decline in storage revenue during the first six months of Fiscal 2014. At a regional level, ESG revenue increased across all regions during the first six months of Fiscal 2014, led by an increase in revenue from the U.S.

Operating income results attributable to ESG were mixed during the period. During the second quarter of Fiscal 2014, ESG's operating income as a percentage of revenue decreased 80 basis points to 4.1%. This decrease was driven by a decline in product gross margin percentages, which was largely offset by an improvement in operating expenses as a percentage of revenue, due to a decrease in selling related expenses during the period. During the first six months of Fiscal 2014, ESG operating income as a percentage of revenue increased 40 basis points to 4.3%. This increase was attributable to an improvement in operating expenses as a percentage of revenue, due to a decline in selling expenses, which was largely offset by a decline in product gross margin percentages.

Dell Software Group:
The following table presents revenue and operating income attributable to the Dell Software Group for the three and six months ended August 2, 2013, and August 3, 2012, which include the results of Dell's Fiscal 2013 software acquisitions from their respective acquisition dates:

	Three Months Ended			Six Months Ended
	August 2, 2013	% Change	August 3, 2012	August 2, 2013	% Change	August 3, 2012
	(in millions, except percentages)
Net Revenue:
Dell Software Group revenue	$310	NM	$95	$605	NM	$133

Operating Income:
Dell Software Group operating income (loss)	$(62)	NM	$(11)	$(147)	NM	$(17)
% of segment revenue	(20.1)%		(12.0)%	(24.3)%		(12.8)%

During Fiscal 2013, we completed several software acquisitions, including our acquisitions of Quest Software and SonicWALL. Substantially all of the results attributable to the Dell Software Group for the second quarter and first six months of Fiscal 2014 are related to these acquisitions. The Dell Software Group includes systems management, security, and information management software offerings. During the second quarter and first six months of Fiscal 2014, the Dell Software Group delivered $310 million and $605 million in revenue, respectively, and incurred operating losses of $62 million and $147 million, respectively, which represent operating loss percentages of 20.1% and 24.3%, respectively, as we continued to make planned investments in additional sales capacity and RD&E activities. Revenue attributable to the Dell Software Group is primarily derived from sales in the U.S. and Western Europe. We are continuing to enhance our software capabilities, as we believe that software will continue to play an increasingly important role in our strategy to become a leading provider of scalable end-to-end technology solutions.

Dell Services:
The following table presents revenue and operating income attributable to Dell Services for the three and six months ended August 2, 2013, and August 3, 2012:

	Three Months Ended			Six Months Ended
	August 2, 2013	% Change	August 3, 2012	August 2, 2013	% Change	August 3, 2012
	(in millions, except percentages)
Net Revenue:
Support and Deployment	$1,223	3%	$1,192	$2,425	2%	$2,368
Infrastructure, cloud, and security services	601	5%	574	1,213	8%	1,124
Applications and business process services	312	(6)%	331	607	(10)%	678
Total Dell Services revenue	$2,136	2%	$2,097	$4,245	2%	$4,170

Operating Income:
Dell Services operating income	$339	1%	$336	$709	5%	$674
% of segment revenue	15.9%		16.0%	16.7%		16.2%

During the second quarter of Fiscal 2014, Dell Services experienced a 2% increase in net revenue. This increase was attributable to a 3% increase in revenue from support and deployment services, which consist of support and extended warranty services, enterprise installation, and configuration services. The revenue expansion comes predominantly from our deployment and configuration services. Although we continued to experience declines in unit sales of our mobility offerings during the second quarter of Fiscal 2014, new support offerings and increased attach rates are helping to offset those declines. In addition, revenue from our infrastructure, cloud, and security offerings increased 5% during the second quarter of Fiscal 2014, as we benefited from continued growth of our security offerings and contributions from new infrastructure contract signings over the past year. These increases were partially offset by a 6% decrease in revenue from applications and business process services, primarily due to a Fiscal 2013 divestiture. At a regional level, the increase in Dell Services revenue was attributable to increases in revenue from APJ and EMEA, partially offset by a decline in revenue from the Americas, due to a decrease in revenue from the U.S.

During the first six months of Fiscal 2014, Dell Services experienced a 2% increase in net revenue. Overall, this increase was attributable to an 8% increase in revenue from our infrastructure, cloud, and security offerings, as we benefited from new infrastructure contract signings over the past year and increases in our cloud and security offerings. In addition, revenue from support and deployment services increased 2% during the first six months of Fiscal 2014. These increases were partially offset by a 10% decrease in revenue from applications and business process services, which was primarily related to a Fiscal 2013 divestiture. At a regional level, the increase in Dell Services revenue was driven by an increase in revenue from APJ and EMEA, partially offset by a decline in revenue from the Americas, due to a decrease in revenue from the U.S.

Operating income results attributable to Dell Services were mixed during the period. During the second quarter of Fiscal 2014, operating income as a percentage of revenue attributable to Dell Services decreased 10 basis points to 15.9%. The slight decrease in operating income percentage during the second quarter of Fiscal 2014 was primarily attributable to a reduced gross margin percentage that was largely offset by a decrease in operating expenses as a percentage of revenue, resulting from improvements in our cost structure. During the first six months of Fiscal 2014, operating income as a percentage of revenue attributable to Dell Services increased 50 basis points to 16.7%. This increase in operating income percentage during the first six months of Fiscal 2014 was attributable to a decrease in operating expenses as a percentage of revenue, the effect of which was partially offset by a reduced gross margin percentage.

During the second quarter of Fiscal 2014, deferred services revenue decreased 1% when compared to the balance as of February 1, 2013. In addition, during the same period, services backlog decreased 6% to $8.2 billion as of August 2, 2013, compared to $8.7 billion as of February 1, 2013. This decrease relates primarily to the recognition of backlog revenue occurring at a faster pace than additions to backlog through contract signings and extensions. We provide information regarding services backlog because we believe it provides useful trend information regarding changes in the size of our services business over time. See "Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Revenue by Product and Services Categories — Services" in our Annual Report on Form 10-K for the fiscal year ended February 1, 2013, for more information on our services backlog calculation.

Interest and Other, Net
The following table provides a detailed presentation of interest and other, net for the three and six months ended August 2, 2013, and August 3, 2012:

	Three Months Ended		Six Months Ended
	August 2, 2013	August 3, 2012	August 2, 2013	August 3, 2012
	(in millions)
Interest and other, net:
Investment income, primarily interest	$20	$27	$39	$56
Gains (losses) on investments, net	(2)	10	(1)	16
Interest expense	(58)	(71)	(121)	(140)
Foreign exchange	(30)	(25)	(49)	(15)
Other	17	(4)	11	(12)
Interest and other, net	$(53)	$(63)	$(121)	$(95)

During the second quarter of Fiscal 2014, changes in interest and other, net were favorable by $10 million when compared to the same period in Fiscal 2013. This change was attributable to an increase in other income, reflecting interest on a tax refund received in the second quarter of Fiscal 2014, and a decrease in interest expense, which was attributable to lower debt balances over the period. These favorable changes were partially offset by decreases in investment income, due to a decline in the size of our investment portfolio during the second quarter of Fiscal 2014, compared to gains on the sale of investments during the second quarter of Fiscal 2013.

During the first six months of Fiscal 2014, changes in interest and other, net were unfavorable by $26 million when compared to the same period in Fiscal 2013. This change was primarily attributable to an increase in foreign exchange losses incurred during the first six months of Fiscal 2014, compared to the first six months of Fiscal 2013, due to higher costs associated with our hedging program and revaluations of certain un-hedged foreign currencies.

Income and Other Taxes
Our effective income tax rate was 6.9% and 12.7% for the second quarters of Fiscal 2014 and Fiscal 2013, respectively. For the first six months of Fiscal 2014 and Fiscal 2013, our effective income tax rate was 11.4% and 16.1%, respectively. The decrease in our effective tax rate was primarily driven by discrete items resulting in a net tax benefit of approximately $26 million for the first six months of Fiscal 2014, none of which individually exceeded $26 million. These amounts included tax benefits from the expiration of statutes and other adjustments to estimated tax provisions for various jurisdictions. The effect of these items on our tax rate for the three and six months ended August 2, 2013 were partially offset by an increase in expenses that are not recognized for tax purposes as a relative percentage of pre-tax income. In addition, pre-tax income for the three and six months ended August 2, 2013 includes the Merger-Related Costs, which were primarily incurred in higher tax jurisdictions.

Our effective tax rate can fluctuate depending on the geographic distribution of our world-wide earnings, as our foreign earnings are generally taxed at lower rates than in the U.S. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. Our significant tax holidays expire in whole or in part during fiscal years 2017 through 2022. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally resulted from the geographical distribution of taxable income discussed above and permanent differences between the book and tax treatment of certain items.  We continue to assess our business model and its impact in various taxing jurisdictions.

For further discussion regarding tax matters, including the status of income tax audits, see Note 12 of the Notes to the Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements."

ACCOUNTS RECEIVABLE
We sell products and services directly to customers and through a variety of sales channels, including retail distribution. At August 2, 2013, and February 1, 2013, accounts receivable, net were $6.6 billion and $6.6 billion , respectively. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on specific identifiable customer accounts that are deemed at risk and a provision for accounts that are collectively evaluated based on historical bad debt experience. At August 2, 2013, and February 1, 2013, the allowance for doubtful accounts was $72 million and $72 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.
DELL FINANCIAL SERVICES AND FINANCING RECEIVABLES
Dell Financial Services ("DFS") offers a wide range of financial services, including originating, collecting, and servicing customer receivables primarily related to the purchase of Dell products. In some cases, we may originate financing for our commercial customers related to the purchase of third-party technology products that complement our portfolio of products and services. New financing originations, which represent the amounts of financing provided by DFS to customers for equipment and related software and services, including third-party originations, were $828 million and $995 million for the three months ended August 2, 2013, and August 3, 2012, respectively, and $1.5 billion and $1.8 billion for the six months ended August 2, 2013, and August 3, 2012, respectively. At August 2, 2013, and February 1, 2013, financing receivables, net were $4.6 billion and $4.6 billion, respectively. This decline in originations was primarily attributable to several large commercial transactions in the first half of Fiscal 2013.

To support the financing needs of our customers internationally, we have aligned with a select number of third-party financial services companies. During Fiscal 2012, we entered into a definitive agreement to acquire CIT Vendor Finance's Dell-related financing assets portfolio and sales and servicing functions in Europe for approximately $500 million. At the end of the second quarter of Fiscal 2014, we completed the first portfolio purchase of this acquisition for $215 million. We expect to complete the remaining portfolio purchases during the second half of Fiscal 2014.

In connection with this transaction, we have received a bank license with The Central Bank of Ireland to facilitate ongoing offerings of financial services in Europe.

We have securitization programs to fund revolving loans and fixed-term leases and loans through consolidated special purpose entities ("SPEs"), which we account for as secured borrowings. We transfer certain U.S. customer financing receivables to these SPEs, whose purpose is to facilitate the funding of customer receivables through financing arrangements with multi-seller conduits that issue asset-backed debt securities in the capital markets. During the second quarters of Fiscal 2014 and Fiscal 2013, we transferred $323 million and $379 million, respectively, to these SPEs and during the first six months of Fiscal 2014 and Fiscal 2013, we transferred $857 million and $915 million, respectively. Our risk of loss related to these securitized receivables is limited to the amount of our over-collateralization in the transferred pool of receivables. At August 2, 2013, and February 1, 2013, the structured financing debt related to all of our secured borrowing securitization programs was $1.4 billion and $1.3 billion, respectively, and the net carrying amount of the corresponding financing receivables was $1.6 billion and $1.5 billion, respectively.
We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the second quarters of Fiscal 2014 and Fiscal 2013, the principal charge-off rate for our total portfolio was 4.1% and 3.8%, respectively. For the first six months of Fiscal 2014 and Fiscal 2013, the principal charge-off rate for our total portfolio was 3.9% and 4.0%, respectively. The credit quality mix of our financing receivables has improved in recent years due to our underwriting actions and as the mix of higher quality commercial accounts in our portfolio has increased. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. At August 2, 2013, and February 1, 2013, the allowance for financing receivable losses was $170 million and $192 million, respectively. We expect the loss rates in the coming quarters to remain stable with movements in these rates being primarily driven by seasonality and a continued shift in portfolio composition to lower risk commercial assets. We continue to monitor broader economic indicators and their potential impact on future loss performance.  We have an extensive process to manage our exposure to customer risk, including active management of credit lines and our collection activities.  We also sell selected fixed-term financing receivables to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.
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
See “Part I  — Item 1A  — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2013, for further discussion of risks associated with adverse global economic conditions and instability, our use of counterparties, and our ability to effectively hedge our exposure to fluctuations in foreign currency exchange rates. The impact on our Condensed Consolidated Financial Statements for the second quarter and first six months of Fiscal 2014 of any credit adjustments related to these counterparties has been immaterial.
Liquidity
Our strategy is to deploy capital from any potential source, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost effective manner. In general, we seek to deploy our capital in a systematically prioritized manner, focusing first on requirements for operations, then on growth investments, and finally on returns of cash to stockholders. While cash generated from operations is our primary source of operating liquidity, we use a variety of capital sources, such as our available borrowings, to fund the growth in our financing receivables, fund our needs for less predictable strategic initiatives, and return capital to stockholders. The merger agreement for our proposed merger transaction, described in Note 1 of the Notes to the Condensed Consolidated Financial Statements under “Part I — Item 1 — Financial Statements,” places certain limitations on the amount of debt we can assume and on our use of cash, including our application of cash to repurchase shares, on the declaration of certain dividends not otherwise allowed by the first amendment to the merger agreement, and on the pursuit of significant business acquisitions.

During Fiscal 2014, subsequent to the announcement of the proposed merger, our credit rating was downgraded by all three major credit rating agencies. One of these agencies has downgraded our credit rating to below investment grade, which significantly limits our ability to access the commercial paper market. If the proposed merger is not consummated, our credit rating may continue to be impacted, which will prolong our more limited access to the capital markets. We believe that internally generated cash flows, which consist of operating cash flows, are sufficient to support our day-to-day business operations, both domestically and internationally, for at least the next 12 months.

As of August 2, 2013, we had $13.9 billion in cash, cash equivalents, and investments, substantially all of which was held outside of the U.S. We access our foreign cash balances in a tax efficient manner when appropriate. The following table summarizes our cash, investments, and available borrowings as of August 2, 2013, and February 1, 2013:

	August 2, 2013	February 1, 2013
	(in millions)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$11,185	$12,569
Investments	2,691	2,773
Cash, cash equivalents, and investments	13,876	15,342
Unsecured revolving credit facilities	2,000	3,000
Total cash, cash equivalents, investments, and available borrowings	$15,876	$18,342
We have senior unsecured revolving credit facilities primarily to support our commercial paper program, although we may use the borrowings under these facilities for other corporate purposes. During the first quarter of Fiscal 2014, $1.0 billion of our senior unsecured revolving credit facilities expired, and we did not renew this program. No amounts were outstanding under our revolving credit facilities as of August 2, 2013, or February 1, 2013.
Of our $13.9 billion of cash, cash equivalents, and investments as of August 2, 2013, $11.2 billion is classified as cash and cash equivalents. Our cash equivalents primarily consist of money market funds and certificates of deposit. The remaining $2.7 billion of investments is primarily invested in fixed income securities of varying maturities at the date of acquisition. The fair value of our portfolio can be affected by interest rate movements, credit risk, and liquidity risks. The objective of our investment policy and strategy is to manage our total cash and investments balances to preserve principal and maintain liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and through the use of third-party investment managers.
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
The following table summarizes our outstanding debt as of August 2, 2013, and February 1, 2013:

	August 2, 2013	February 1, 2013
	(in millions)
Outstanding Debt:
Senior notes and debentures	$5,379	$5,988
Structured financing debt	1,398	1,288
Commercial paper	32	1,807
Other	2	2
Total debt	$6,811	$9,085
During the six months ended August 2, 2013, total debt decreased $2.3 billion, primarily due to the repayment of $1.8 billion in outstanding commercial paper and $600 million in maturing senior notes, slightly offset by a $110 million increase in structured financing debt. We have $1.7 billion in senior notes that will mature during the next twelve months. We expect to use a combination of cash from operations, existing cash balances, and our available borrowing resources to repay these maturing notes.
We also issue structured financing-related debt to fund our financing receivables as discussed under “Financing Receivables” above. As of August 2, 2013, we had $1.4 billion in outstanding structured financing securitization debt. Our securitization programs are structured to operate near their debt capacity and are generally effective for 6 to12 months. We balance the use of our securitization programs with working capital and other sources of liquidity to fund growth in our financing receivables. See Note 4 of the Notes to the Condensed Consolidated Financial Statements under “Part I — Item 1 — Financial Statements” for further discussion of our structured financing debt. Under the merger agreement, we may not incur debt under these programs of more than $1.5 billion outstanding at any time.

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
The following table contains a summary of our Condensed Consolidated Statements of Cash Flows for the six months ended August 2, 2013, and August 3, 2012:

	Six Months Ended
	August 2, 2013	August 3, 2012
	(in millions)
Net change in cash from:
Operating activities	$1,639	$499
Investing activities	(405)	(1,287)
Financing activities	(2,518)	(1,487)
Effect of exchange rate changes on cash and cash equivalents	(100)	(58)
Change in cash and cash equivalents	$(1,384)	$(2,333)
Operating Activities — Cash provided by operating activities was $1.6 billion for the first six months of Fiscal 2014, compared to $499 million for the first six months of Fiscal 2013. This increase in operating cash flows was driven by favorable changes in working capital, which were partially offset by a decrease in net income. The favorable changes in working capital were primarily driven by cyclical fluctuations in payment periods of accounts payable.
Investing Activities — Investing activities primarily consist of the sales and purchases of investments, net of maturities, capital expenditures for property, plant, and equipment, and cash used to fund strategic acquisitions. Cash used in investing activities was $405 million and $1.3 billion during the first six months of Fiscal 2014 and Fiscal 2013, respectively. The overall decrease in cash used in investing activities was primarily attributable to lower spending on business acquisitions during the first six months of Fiscal 2014, compared to the first six months of Fiscal 2013. The decrease in cash used for business acquisitions was largely offset by a decrease in cash provided by maturities and sales of investments, net of purchases.
Financing Activities — Financing activities primarily consist of proceeds and repayments from borrowings, the payment of dividends, and the repurchase of our common stock. Cash used in financing activities during the first six months of Fiscal 2014 was $2.5 billion compared to $1.5 billion for the first six months of Fiscal 2013. This increase in cash used in financing activities was primarily attributable to the repayment of $1.8 billion in outstanding commercial paper during the first six months of Fiscal 2014, compared to a net repayment of $482 million in outstanding commercial paper during the first six months of Fiscal 2013. In addition, during the first six months of Fiscal 2014, we repaid $600 million in maturing senior notes, compared to a repayment of $400 million in maturing senior notes during the first six months of Fiscal 2013. These increases in cash used in financing activities were partially offset by a decrease in share repurchases during the first six months of Fiscal 2014, compared to the same period in Fiscal 2013. During the first six months of Fiscal 2013, we repurchased approximately 46 million shares of common stock for approximately $700 million. In comparison, during the first six months of Fiscal 2014, we did not repurchase any shares of common stock. During the second quarter of Fiscal 2013, we announced that our Board of Directors has adopted a dividend policy. In accordance with this policy, we paid $283 million in dividends to our stockholders during the first six months of Fiscal 2014. In comparison, during the first six months of Fiscal 2013, we did not pay any dividends.
Key Performance Metrics — Our cash conversion cycle for the second quarter of Fiscal 2014 improved from the second quarter of Fiscal 2013. Our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

The following table presents the components of our cash conversion cycle for the three months ended August 2, 2013, and August 3, 2012:

	Three Months Ended
	August 2, 2013	August 3, 2012
Days of sales outstanding(a)	45	46
Days of supply in inventory(b)	11	13
Days in accounts payable(c)	(92)	(89)
Cash conversion cycle	(36)	(30)
_____________________

(a)
Days of sales outstanding (“DSO”) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average net revenue per day for the current quarter (90 days). At August 2, 2013, and August 3, 2012, DSO and days of customer shipments not yet recognized were 41 and 4 days, and 42 and 4 days, respectively.

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

The six day improvement in our cash conversion cycle from the prior year quarter was driven by a three day improvement in DPO, due to cyclical fluctuations in payment periods and the conversion of payment terms for certain suppliers in Fiscal 2013. In addition, DSI and DSO improved two days and one day, respectively. The two day improvement in DSI was driven by a reduction in raw material purchases from the second quarter of Fiscal 2013, while the one day improvement in DSO was driven by improved payment terms.
We defer the cost of revenue associated with customer shipments not yet recognized as revenue until these shipments are delivered. These deferred costs are included in our reported DSO because we believe this reporting results in a more accurate presentation of our DSO and cash conversion cycle. The deferred costs are recorded in other current assets in our Condensed Consolidated Statements of Financial Position and totaled $646 million and $594 million, at August 2, 2013, and August 3, 2012, respectively.
Capital Commitments
Share Repurchase Program — We have a share repurchase program that authorizes us to purchase shares of our common stock through a systematic program of open market purchases in order to increase stockholder value and manage dilution resulting from shares issued under our equity compensation plans. However, we do not currently have a policy that requires the repurchase of common stock to offset share-based compensation arrangements. We did not repurchase any shares of our common stock during the first six months of Fiscal 2014, as the merger agreement, discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements, prohibits us from engaging in additional share repurchases. As of August 2, 2013, $5.3 billion remained authorized for future share repurchases.
Dividend Program — On June 12, 2012, we announced that our Board of Directors adopted a dividend policy under which we have paid quarterly dividends of $0.08 per share since the third quarter of Fiscal 2013. The cash dividend policy and the declaration and payment of each quarterly cash dividend will be subject to the Board's continuing determination that the policy and the declaration of dividends thereunder are in the best interest of our stockholders and are in compliance with applicable law. The Board of Directors retains the power to modify, suspend, or cancel our dividend policy in any manner and at any time that it may deem necessary or appropriate in the future. Under the merger agreement, other than in connection with the closing of the merger, we may not pay dividends with a quarterly rate greater than the rate of $0.08 per share authorized under our current dividend policy. The amended merger agreement, however, does contemplate a special $0.13 per share dividend to be paid on or shortly before the closing of the merger transaction.
Capital Expenditures — We spent $164 million and $120 million during the second quarters of Fiscal 2014 and 2013, respectively, and $322 million and $262 million during the first six months of Fiscal 2014 and 2013, respectively, on property, plant, and equipment primarily in connection with our global expansion efforts and infrastructure investments made to support future growth. Product demand, product mix, and the increased use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2014, which are primarily related to infrastructure investments and strategic initiatives, are currently expected to total between $500 and $550 million. These expenditures will be primarily funded from our cash flows from operating activities.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 2, 2013. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of August 2, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the second quarter of Fiscal 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Yvonne Mcgill
Vice President, Corporate Finance and
Chief Accounting Officer
(On behalf of registrant and as principal accounting officer)

Date: August 28, 2013

INDEX TO EXHIBITS

Exhibit No.			Description of Exhibit
2.1
Amendment No. 1 to the Agreement and Plan of Merger, by and among Dell Inc. (“Dell”), Denali Holding Inc., Denali Intermediate Inc. and Denali Acquiror Inc., dated as of August 2, 2013 (incorporated by reference to Exhibit 2.1 of Dell's Current Report on Form 8-K filed August 2, 2013, Commission File No. 0-17017)

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